Form 10-K
period 1994-12-31
PEPSICO INC
filed 1995-03-28
CIK 77476

                                                       No. 1-1183

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
                          ANNUAL REPORT
  Pursuant to Section 13 of the Securities Exchange Act of 1934
           For the Fiscal Year Ended December 31, 1994

                          PepsiCo, Inc.
                 Incorporated in North Carolina
                 Purchase, New York  10577-1444
                         (914) 253-2000

                           13-1584302
              (I.R.S. Employer Identification No.)
                    _________________________
Securities registered pursuant to Section 12(b) of the Securities
                      Exchange Act of 1934:


Title of Each                           Name of Each Exchange
Class                                   on Which Registered
________________                        _____________________

Capital Stock, par value 1-2/3 cents  New York and Chicago Stock
per share                             Exchanges
7-5/8% Notes due 1998                 New York Stock Exchange

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  /X/       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /   /

     The aggregate market value of PepsiCo Capital Stock held by nonaffiliates of PepsiCo as of March 10, 1995 was $31,315,121,153.

     The number of shares of PepsiCo Capital Stock outstanding as of March 10, 1995 was 787,801,790.

Documents of Which Portions         Parts of Form 10-K into
Are Incorporated by Reference      Which Portion of Documents
_____________________________      __________________________

Proxy Statement for PepsiCo's
May 3, 1995
Annual Meeting of Shareholders               III

                             PART I
Item 1.   Business

      PepsiCo, Inc. (the "Company") was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. Unless the context indicates otherwise, when used herein the term "PepsiCo" shall mean the Company and its various divisions and subsidiaries. PepsiCo is engaged in the following domestic and international businesses: beverages, snack foods and restaurants.

Beverages

      PepsiCo's  beverage business consists of  Pepsi-Cola  North
America ("PCNA") and Pepsi-Cola International ("PCI").

     PCNA manufactures and sells beverages, primarily soft drinks and soft drink concentrates, in the United States and Canada. PCNA sells its concentrates to licensed independent and company-owned bottlers ("Pepsi-Cola bottlers") and to joint ventures in which PepsiCo participates. Under appointments from PepsiCo, bottlers manufacture, sell and distribute, within defined territories, carbonated soft drinks and syrups bearing trademarks owned by PepsiCo, including PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, SLICE, MUG and, within Canada, 7UP and DIET 7UP (the foregoing are sometimes referred to as "Pepsi-Cola beverages"). The Pepsi/Lipton Tea Partnership, a joint venture of PCNA and Thomas
J. Lipton Co., develops and sells tea concentrate to Pepsi-Cola bottlers and develops and markets ready-to-drink tea products under the LIPTON trademark. Such products are distributed by Pepsi-Cola bottlers throughout the United States. A joint venture between PCNA and Ocean Spray Cranberries, Inc. develops new juice products under the OCEAN SPRAY trademark. Pursuant to a separate distribution agreement, Pepsi-Cola bottlers distribute single-serve sizes of OCEAN SPRAY juice products throughout the United States.

      Pepsi-Cola beverages are manufactured in approximately 200 plants located throughout the United States and Canada. PCNA operates approximately 65 plants and manufactures, sells and distributes beverages throughout approximately 160 licensed territories, accounting for approximately 56% of the Pepsi-Cola beverages sold in the United States and Canada. Approximately 135 plants are operated by independent licensees or joint ventures in which PCNA participates, which manufacture, sell and distribute approximately 44% of the Pepsi-Cola beverages sold in the United States and Canada. PCNA has a minority interest in 6 of these licensees, comprising approximately 70 licensed territories.

      PCI manufactures and sells soft drinks and soft drink concentrates outside the United States and Canada. PCI sells its concentrates to Pepsi-Cola bottlers and to joint ventures in which PepsiCo participates. Under appointments from PepsiCo, bottlers manufacture, sell and distribute, within defined territories, Pepsi-Cola beverages bearing PEPSI-COLA, DIET PEPSI, MIRINDA, PEPSI MAX, 7UP, DIET 7UP and other trademarks. There are approximately 530 plants outside the United States and Canada bottling PepsiCo's beverage products. These products are available in 195 foreign countries and territories. Principal international markets include Mexico, Saudi Arabia, Argentina, Spain, the United Kingdom, Thailand, Venezuela, Brazil and China.

      PCNA and PCI make programs available to assist licensed bottlers in servicing markets, expanding operations and improving production methods and facilities. PCNA and PCI also offer assistance to bottlers in the distribution, advertising and marketing of their products and offer sales assistance through special merchandising and promotional programs and by training bottler personnel. PCNA and PCI maintain control over the composition and quality of beverages sold under PepsiCo trademarks.

Snack Foods

      PepsiCo's  snack food business consists of Frito-Lay  North
America ("Frito-Lay") and PepsiCo Foods International ("PFI").

      Frito-Lay manufactures and sells a varied line of snack foods throughout the United States and Canada, including FRITOS brand corn chips, LAY'S (in the United States) and RUFFLES brand
potato  chips,   DORITOS  and  TOSTITOS  brands  tortilla  chips,
CHEE.TOS brand cheese flavored snacks, ROLD GOLD brand pretzels, SMARTFOOD brand cheese flavored popcorn and SUNCHIPS brand multigrain snacks.

      Frito-Lay's products are transported from its manufacturing plants to major distribution centers throughout the United States and Canada, principally by company-owned trucks. Frito-Lay utilizes a "store-door-delivery" system, whereby its 14,600 person sales force delivers the snacks directly to the store shelf. This system permits Frito-Lay to work closely with approximately 466,000 retail trade customers weekly and to be responsive to their needs. Frito-Lay believes this form of distribution is a valuable marketing tool and is essential for the proper distribution of products with a short shelf life.

      PFI manufactures and markets snack foods outside the United States and Canada through company-owned facilities and joint
ventures.   On  most of the European continent,  PepsiCo's  snack
food business consists of Snack Ventures Europe, a joint venture between PepsiCo and General Mills, Inc., in which PepsiCo owns a
60%  interest.   Many  of  PFI's snack  food  products,  such  as
SABRITAS brand potato chips in Mexico, are similar in taste to Frito-Lay snacks sold in the United States and Canada. PFI also sells a variety of snack food products which appeal to local tastes including, for example WALKERS CRISPS, which are sold in the United Kingdom, and GAMESA cookies and SONRIC'S candies,
which  are  sold  in  Mexico.   In  addition,  RUFFLES,  CHEE.TOS,
DORITOS,  FRITOS  and  SUNCHIPS  brand  snack  foods  have   been
introduced  to  international markets.   Principal  international
markets include Mexico, the United Kingdom, Spain, Brazil, Poland, the Netherlands, France, and Australia.

Restaurants

     PepsiCo's worldwide restaurant business principally consists of Pizza Hut, Inc. ("Pizza Hut"), Taco Bell Corp. ("Taco Bell"),
KFC  Corporation  ("KFC")  and PepsiCo Restaurants  International
("PRI").

       Pizza Hut is engaged principally in the operation, development and franchising of a system of casual full service family restaurants, delivery/carryout units and kiosks operating under the name PIZZA HUT. The full service restaurants serve several varieties of pizza as well as pasta, salads and sandwiches. Pizza Hut (through its subsidiaries and affiliates) operates approximately 5,100 PIZZA HUT restaurants, delivery/carryout units and other outlets in the United States and approximately 240 in Canada. Franchisees operate approximately 2,650 additional domestic restaurants, delivery/carryout units and other outlets in the United States and 225 in Canada. Licensees operate approximately 650 kiosk outlets in the United States. These restaurants and units are located in all 50 states and throughout Canada.

       Taco   Bell  is  engaged  principally  in  the  operation,
development and franchising of a system of fast-service restaurants serving carryout and dine-in moderately priced Mexican-style food, including tacos, burritos, taco salads and nachos and operating under the name TACO BELL. Taco Bell (through its subsidiaries and affiliates) operates approximately 3,200 TACO BELL outlets in the United States and 70 in Canada. Franchisees operate approximately 1,500 additional restaurants in the United States. Licensees operate approximately 930 special concept outlets in the United States and 30 in Canada.

     KFC is engaged principally in the operation, development and franchising of a system of carryout and dine-in restaurants featuring chicken and operating under the names KENTUCKY FRIED CHICKEN and/or KFC. KFC (through its subsidiaries and/or affiliates) operates approximately 2,000 restaurants in the United States and 250 in Canada. Franchisees operate approximately 3,000 additional restaurants in the United States and 600 in Canada. Licensees operate approximately 100 outlets in the United States. KFC restaurants are located in 48 states and throughout Canada.

      PRI is engaged principally in the operation and development of casual dining and fast-service restaurants, delivery units and kiosks which sell PIZZA HUT, KFC and, to a lesser extent, TACO BELL products outside the United States and Canada. PRI operates approximately 800 PIZZA HUT restaurants, delivery/carryout units and kiosks, franchisees operate approximately 1,200 units, and joint ventures in which PRI participates operate approximately 460 units. PIZZA HUT units are located in a total of 83 foreign countries and territories (exclusive of Canada), and principal markets include Australia, the United Kingdom, Spain, Brazil, Mexico and South Korea. PRI also operates approximately 850 KFC restaurants and kiosks, franchisees operate approximately 2,150 restaurants and kiosks, and joint ventures in which PRI participates operate approximately 400 restaurants and kiosks. KFC units are located in 71 foreign countries and territories (exclusive of Canada), and principal markets include Japan, Australia, the United Kingdom, South Africa, Mexico and Malaysia. PRI also operates approximately 20 TACO BELL outlets, and franchisees operate approximately 35 outlets, in a total of 15 foreign countries and territories (exclusive of Canada).

      PepsiCo also owns, operates, or participates as a joint venturer in a number of other restaurant concepts in the United States. Pizza Hut operates approximately 150 D'ANGELO SANDWICH SHOPS, and franchisees operate approximately 50 additional units. Pizza Hut or franchisees also operate approximately 25 EAST SIDE MARIO'S restaurants. Taco Bell operates approximately 135 HOT 'N NOW units, and franchisees operate approximately 40 units. Taco Bell also operates approximately 50 CHEVYS Mexican restaurants. PepsiCo participates in a joint venture which operates approximately 70 CALIFORNIA PIZZA KITCHEN restaurants.

      PFS, a division of PepsiCo, is engaged in the distribution of food, supplies and equipment to company-owned, franchised and licensed PIZZA HUT, TACO BELL and KFC restaurants in the United States, Australia, Canada, Mexico, Puerto Rico and Poland.

Competition

       All of PepsiCo's businesses are highly competitive. PepsiCo's beverages and snack foods compete domestically and internationally with widely distributed products of a number of major companies that have plants in many of the areas PepsiCo serves, as well as with private label soft drinks and snack foods and with the products of local and regional manufacturers. PepsiCo's restaurants compete domestically and internationally with other restaurants, restaurant chains, food outlets and home delivery operations. PFS competes domestically and internationally with other food distribution companies. For all of PepsiCo's industry segments, the main areas of competition are price, quality and variety of products, and customer service.

Employees

      At December 31, 1994, PepsiCo employed, subject to seasonal variations, approximately 471,000 persons (including 282,000 part-time employees), of whom approximately 340,000 (including 228,000 part-time employees) were employed within the United States. PepsiCo believes that its relations with employees are generally good.

Raw Materials and Other Supplies

      The principal materials used by PepsiCo in its beverage, snack food and restaurant businesses are corn sweeteners, sugar, aspartame, flavorings, vegetable and essential oils, potatoes, corn, flour, tomato products, pinto beans, lettuce, cheese, butter, beef, pork and chicken products, seasonings and packaging materials. Since PepsiCo relies on trucks to move and distribute many of its products, fuel is also an important commodity. PepsiCo employs specialists to secure adequate supplies of many of these items and has not experienced any significant continuous shortages. Prices paid by PepsiCo for such items are subject to fluctuation. When prices increase, PepsiCo may or may not pass on such increases to its customers. Generally, when PepsiCo has decided to pass along price increases, it has done so successfully. There is no assurance that PepsiCo will be able to do so in the future.

Governmental Regulations

      The conduct of PepsiCo's businesses, and the production, distribution and use of many of its products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and the Americans with Disabilities Act. The conduct of PepsiCo's businesses is also subject to local, state and foreign laws.


Patents, Trademarks, Licenses and Franchises

       PepsiCo  owns  numerous  valuable  trademarks  which   are
essential to PepsiCo's worldwide businesses, including PEPSI-COLA, PEPSI, DIET PEPSI, PEPSI MAX, MOUNTAIN DEW, SLICE, MUG, 7UP and DIET 7UP (outside the United States), MIRINDA, FRITO-LAY, DORITOS, RUFFLES, LAY'S, FRITOS, CHEE.TOS, SANTITAS, SUNCHIPS,
TOSTITOS, ROLD GOLD, GRANDMA'S, SMARTFOOD, SABRITAS, WALKERS, PIZZA HUT, TACO BELL, KENTUCKY FRIED CHICKEN and KFC. Trademarks remain valid so long as they are used properly for identification purposes, and PepsiCo emphasizes correct use of its trademarks.
PepsiCo   has   authorized   (through  licensing   or   franchise
arrangements) the use of some of its trademarks in such contexts as Pepsi-Cola bottling appointments, snack food joint ventures and wholly licensed operations and Pizza Hut, Taco Bell and KFC franchise agreements. In addition, PepsiCo licenses the use of its trademarks on collateral products for the primary purpose of enhancing brand awareness.

      PepsiCo either owns or has licenses to use a number of patents which relate to certain of its products and the processes for their production and to the design and operation of various equipment used in its businesses. Some of these patents are licensed to others.

Research and Development

      PepsiCo spent approximately $152 million, $113 million and $102 million on research and development activities during the years 1994, 1993 and 1992, respectively.

Environmental Matters

      PepsiCo continues to make expenditures in order to comply with federal, state, local and foreign environmental laws and regulations, which expenditures have not been material with respect to PepsiCo's capital expenditures, net income or competitive position.

Business Segments

       Information as to net sales, operating profits and identifiable assets for each of PepsiCo's industry segments, restaurant chains and major geographic areas of operations, as well as capital spending, acquisitions and investments in affiliates, amortization of intangible assets and depreciation expense for each industry segment and restaurant chain, for 1994, 1993 and 1992 is contained in Item 8 "Financial Statements and Supplementary Data" in Note 2 on page F-9.

Item 2.   Properties

Beverages

      PepsiCo operates approximately 105 plants throughout the world in which beverage concentrates and syrups are manufactured, or beverages are bottled, or both, of which approximately 95 are owned and 10 are leased. Joint ventures in which PepsiCo participates operate approximately 85 plants and distribution operations. In addition, PepsiCo operates approximately 370 warehouses or offices for its beverage business in the United States and Canada, of which approximately 285 are owned and approximately 85 are leased.

      The concentrate or syrup manufacturing facilities owned by PepsiCo are located in Argentina, Canada, China, India, Ireland, Japan, Mexico, Pakistan, the Philippines, Puerto Rico, Thailand, Turkey, the United States, Uruguay and Venezuela. PepsiCo owns bottling plants in Canada, the Czech Republic, Germany, Greece, Hungary, India, Japan, Mexico, Spain and the United States and
leases  bottling  plants  in  the United  States.   Company-owned
distribution operations are located in the Czech Republic, France, Hungary, Poland, Russia and Slovakia. Joint
ventures  in which  PepsiCo participates operate plants located in
Argentina, Australia,   The  Bahamas,  Brazil,  Chile,  China,  Hong
Kong, Indonesia, Japan, Kampuchea, Mexico, Myanmar, Nepal, New Zealand,
the   Philippines,  Poland,  Russia,  Slovenia,   South   Africa,
Thailand, the United Kingdom, Uruguay and Vietnam.

      PepsiCo owns a research and technical facility in Valhalla, New York, for its beverage businesses. PepsiCo also owns the headquarters facilities for its beverage and international snack food, businesses in Somers, New York.

Snack Foods

      Frito-Lay operates 43 food manufacturing and processing plants in the United States and Canada, of which 41 are owned and 2 are leased. PepsiCo also operates plants located in Argentina, Australia, Brazil, Chile, China, the Dominican Republic, Ecuador, Estonia, India, Japan, Mexico, Poland, Puerto Rico, Turkey, the United Kingdom, Uruguay and Venezuela while joint ventures in which PepsiCo participates operate plants located in Belgium, China, Cyprus, Egypt, France, Greece, Indonesia, Italy, Korea, the Netherlands, Poland, Portugal, Spain, Taiwan and Thailand. In addition, Frito-Lay owns approximately 185 warehouses and distribution centers and leases approximately 30 warehouses and distribution centers for storage of food products in the United States and Canada. Approximately 1,600 smaller warehouses and storage spaces located throughout the United States and Canada are leased or owned. Frito-Lay owns its headquarters building and a research facility in Plano, Texas. Frito-Lay also leases offices in Dallas, Texas and leases or owns sales/regional offices throughout the United States.

Restaurants

      Through Pizza Hut, Taco Bell, KFC and PRI, PepsiCo owns approximately 3,800 and leases approximately 6,700 restaurants, delivery/carryout units and other outlets in the United States, and owns or leases approximately 2,220 additional units outside the United States. Joint ventures in which PepsiCo participates operate approximately 860 units outside the United States. Pizza Hut owns manufacturing facilities in Wichita, Kansas and owns its corporate headquarters and leases certain additions to the building in Wichita, Kansas. Taco Bell leases its corporate headquarters and certain additions to the building in Irvine,
California. KFC owns a research facility and its corporate headquarters building in Louisville, Kentucky. PFS owns 1 and leases 22 distribution centers, 2 manufacturing plants and 4 offices in the United States. PFS owns 1 and leases 4 distribution centers outside of the United States.

General

      The Company owns its corporate headquarters buildings in Purchase, New York.

     With a few exceptions, leases of plants in the United States and Canada are on a long-term basis, expiring at various times to the year 2088, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options. PIZZA HUT, TACO BELL and KFC restaurants which are not owned are generally leased for initial terms of 15 or 20 years, and generally have renewal options, while PIZZA HUT delivery/carryout units generally are leased for significantly shorter initial terms with shorter renewal options.

      The Company believes that its properties and those of its subsidiaries and divisions are in good operating condition and are suitable for the purposes for which they are being used.

Item 3.   Legal Proceedings

      PepsiCo is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already provided arising from such claims or contingencies is not likely to have a material adverse effect on PepsiCo's annual results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Stockholders

     Not applicable.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

     Stock Trading Symbol - PEP

     Stock Exchange Listings - The New York Stock Exchange is the principal market for PepsiCo Capital Stock, which is also listed on the Chicago, Basel, Geneva, Zurich, Amsterdam and Tokyo Stock
Exchanges.

      Shareholders  - At year-end 1994, there were  approximately
168,000 shareholders of record.

      Dividend  Policy  -   Quarterly cash dividends  are  usually
declared in November, February, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for 1995 will be March 10, June 9, September 8 and December 8. Quarterly cash dividends have been paid since PepsiCo was formed in 1965, and dividends per share have increased for 22 consecutive years.

       Consistent  with  PepsiCo's  current  payout   target   of
approximately one-third of the prior year's income  from  ongoing operations, the 1994 dividends declared represented 34%  of  1993 income from ongoing operations.


     Dividends Declared Per Share (in cents)

Quarter        1994      1993
  1            16        13
  2            18        16
  3            18        16
  4            18        16
Total          70        61

      Stock Prices - The high, low and closing prices for a share of PepsiCo Capital Stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for each fiscal quarter of 1994 and 1993 were as follows (in dollars):

1994             High      Low       Close
Fourth Quarter   37 3/8    32 1/4    36 1/4
Third Quarter    34 5/8    29 1/4    33 3/4
Second Quarter   37 5/8    29 7/8    31 1/8
First Quarter    42 1/2    35 3/4    37 5/8

1993             High      Low       Close
Fourth Quarter   42 1/8    37 5/8    41 7/8
Third Quarter    40 1/8    34 5/8    39
Second Quarter   43 5/8    34 1/2    36 1/2
First Quarter    43 3/8    38 1/2    42

Item 6.  Selected Financial Data

Included on pages F-42 through F-48.

Item 7.     Management's Discussion and Analysis of Financial
Condition and Results of Operations

Management's Analysis - Overview

     To enhance understanding of PepsiCo's financial performance, the various components of Management's Analysis are presented near the pertinent financial statements. Accordingly, in addition to this overview, separate analyses of the results of operations, financial condition and cash flows appear on pages 11, 12 and 14. respectively. Also, the analysis of each industry segment's net sales and operating profit performance begins on pages 15, 19 and 22.

     Marketplace Actions

          PepsiCo's domestic and international businesses operate in markets that are highly competitive and subject to global and local economic conditions including inflation, commodity price and currency fluctuations and governmental actions. In Mexico, for example, our businesses have benefited in past years from improving conditions. Conversely, the significant devaluation of the Mexican peso at the end of 1994 and continuing into 1995 will not only negatively impact reported earnings from Mexico due to translation, but is expected to create a much less favorable economic climate in the country. Other examples include risks associated with political instability and its related dislocations in countries where PepsiCo operates and possible employee benefit or minimum wage legislation in the U.S. and
elsewhere,   increasing  the  cost  of  providing  benefits   and
compensation to employees. PepsiCo's operating and investing strategies are designed, where possible, to mitigate these factors through aggressive actions on several fronts including:
(a) enhancing the appeal and value of its products through brand promotion, product innovation, quality improvement and prudent pricing actions; (b) providing better service to customers; (c) increasing worldwide availability of its products; (d) acquiring businesses and forming alliances to increase market presence and utilize resources more efficiently; and (e) containing costs through efficient and effective purchasing, manufacturing, distribution and administrative processes.

     Restructurings

            Restructuring  actions  realign  resources  for  more
efficient and effective execution of operating strategies. As a result, PepsiCo continually considers and executes restructuring actions that vary in size and impact, for example, from a minor sales force reorganization at a local facility to a significant organizational and process redesign affecting an entire operating division. The resulting cost savings or profits from increased sales are reinvested in the business to increase PepsiCo's shareholder value. Major restructuring actions announced in 1992 and now underway or completed in the beverage and international snack food segments resulted in charges totaling $193.5 million ($128.5 million after-tax or $0.16 per share). In 1994, $28.3 million ($17.4 million after-tax or $0.02 per share) of the 1992 restructuring accruals were reversed into income, primarily reflecting refinements of the original domestic beverage accrual estimate and management's decision to reduce the scope of the domestic beverage restructuring. The majority of the amount reversed into income was offset by additional charges in 1994 for new actions. The remaining accruals for the 1992 restructuring actions of $39 million outstanding at year-end 1994 represent expected cash payments of which $25 million, $11 million and $3 million are expected to be paid in 1995, 1996 and 1997, respectively.

            Annual cost savings from the 1992 restructuring actions, when fully implemented, are expected to be approximately $75 million primarily from reduced employee and facility costs. In addition, while difficult to measure, the domestic beverage segment is also expected to benefit by an estimated $90 million annually from centralization of purchasing activities and incremental volume and pricing from improvements in administrative and business processes. The combined gross benefits realized in 1994 from the 1992 restructuring actions are estimated to be approximately $50 million. These benefits are expected to increase annually until fully realized in 1998. See Notes 2 and 16 for additional detail related to the 1992 restructuring charges. See Management's Analysis of beverage and snack food performance on pages 15 and 19, respectively, for a discussion of the 1992 restructuring charges and related anticipated benefits.

     Derivatives

          PepsiCo uses derivative instruments primarily to reduce borrowing costs and hedge future purchases of certain commodities. PepsiCo's policy is to not use derivative instruments for speculative purposes and has procedures in place to monitor and control their use. PepsiCo's credit risk related to derivatives is considered low. Financing-related derivative contracts are only entered into with strong creditworthy counterparties and are generally of relatively short duration. Purchases of commodities are hedged with commodity futures contracts traded on national exchanges.

           Reduce Borrowing Costs: PepsiCo enters into interest rate and foreign currency swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs. These swaps are generally entered into concurrently with the issuance of the debt they are intended to modify. The notional value, payment and maturity dates of the swaps match the principal, interest payment dates and maturity dates of the related debt. Accordingly, any market impact (risk or opportunity) associated with these swaps is fully offset by the opposite market impact on the related debt. See Notes 9 and 10 for additional details regarding interest rate and currency swaps.

          Hedge Commodity Costs: PepsiCo hedges future commodity purchases when we believe it will result in lower net costs. The futures contracts entered into do not exceed expected usage nor do they generally extend beyond one year. While PepsiCo expects to generate lower commodity costs over time by entering into these futures contracts, it is possible that the commodity costs will be higher than if futures contracts were not entered into. we believe it has the ability to raise prices if commodity prices increase; however, it expects to do so only if the increase is other than temporary and it would not place PepsiCo at a competitive disadvantage. Open contracts at year-end 1994 and gains and losses realized in 1994 or deferred at year-end were not significant.

     Currency Exchange Effects

           In 1994, 1993 and 1992, international businesses represented 18.6%, 18.0% and 17.7%, respectively, of PepsiCo's total segment operating profits. Operating in international markets sometimes involves volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on PepsiCo is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. In addition, these changes, if material, can cause PepsiCo to adjust its financing and operating strategies, for example, pricing, promotion and product strategies and decisions concerning sourcing of raw materials and packaging. Because PepsiCo operates in a mix of businesses and numerous countries, management believes currency exposures are fairly well diversified. Moreover, management believes that currency exposures are not a significant factor in competition at the local market operating level. When economically appropriate, however, PepsiCo enters into foreign currency hedges to minimize specific cash flow transaction exposures. The following paragraphs describe the effects of currency exchange rate movements on PepsiCo's reported results. See Other Factors Expected to Impact 1995 Results on page 10.

           As currency exchange rates change, translation of the income statements of international businesses into U.S. dollars affects year-over-year comparability of operating results. In 1994 and 1993, sales and operating profit growth rates for our consolidated international businesses were not materially impacted by the translation effects of changes in currency exchange rates. The effects on comparability of sales and operating profits arising from translation of the income statements of international businesses are identified, where material, in Management's Analysis of segment operating results. These translation effects exclude the impact of businesses in highly inflationary countries, where the functional currency is the U.S. dollar.

           Changes  in  currency exchange rates  also  result  in
reported foreign exchange gains and losses which are included  as a  component of unallocated expenses, net (see pages F-12 and  F-
13).   PepsiCo  reported  a net foreign  exchange  gain  of  $4.5 million in 1994 compared to net foreign exchange losses of  $41.2 million and $17.4
million in 1993 and 1992, respectively.   These reported  amounts  include
translation gains and losses arising from remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries as well as transaction gains and losses.
Transaction gains and losses arise from   monetary   assets  such  as
receivables  and short-term investments  as well as payables (including debt) denominated  in currencies other than a business unit's functional
currency.   In implementing  strategies to minimize after-tax  financing costs, the effects of expected currency exchange rate movements on debt and short-term investments are considered along with related interest rates in measuring effective net financing costs.

           Beginning in 1993, Mexico was no longer categorized as highly inflationary. PepsiCo did not calculate the net foreign exchange gain or loss that would have been reported in 1993 had businesses in Mexico been accounted for as highly inflationary; however, translation gains and losses for businesses in Mexico were not a significant component of the above 1992 amount.

Certain Factors Affecting Comparability

     Accounting Changes

           PepsiCo's financial statements reflect the noncash impact of accounting changes adopted in 1994 and 1992. In 1994, PepsiCo was required to adopt Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment
Benefits" (SFAS 112). The cumulative effect of adopting SFAS 112, an $84.6 million charge ($55.3 million after-tax or $0.07 per share), principally represented estimated future severance costs related to services provided by employees prior to 1994. As compared to the previous accounting method, the current year impact of adopting SFAS 112 was immaterial to 1994 operating profits. See Note 14 for additional details.

           Also in 1994, PepsiCo adopted a preferred method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. The cumulative effect of adopting this change, which related to years prior to 1994, was a benefit of $37.8 million ($23.3 million after-tax or $0.03 per share). As compared to the previous accounting method, the change reduced 1994 pension expense by $35.1 million ($21.6 million after-tax or $0.03 per share). See Note 13 for additional details.

           Effective the beginning of 1992, PepsiCo early adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS
106), and No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect of adopting SFAS 106, a $575.3 million charge ($356.7 million after-tax or $0.44 per share), represented estimated future retiree health benefit costs related to services provided by employees prior to 1992. The cumulative effect of adopting SFAS 109, a $570.7 million tax charge ($0.71 per share), primarily represented the recognition of additional deferred tax liabilities related to acquired identifiable intangible assets as of the beginning of 1992. See Notes 12 and 17 for additional details regarding the adoption of SFAS 106 and SFAS 109, respectively.

     Other Factors

           Comparisons of 1994 to 1993 are affected by an additional week of results in the 1994 reporting period. Because PepsiCo's fiscal year ends on the last Saturday in December, a fifty-third week is added every 5 or 6 years. The fifty-third week increased 1994 earnings by an estimated $54.0 million ($34.9 million after-tax or $0.04 per share). See Items Affecting Comparability, Fiscal Year, on page F-9 for the impact on PepsiCo's business segments.

           PepsiCo  recorded a one-time, noncash  gain  of  $17.8
million ($16.8 million after-tax or $0.02 per share) resulting from a public share offering by BAESA, a bottling joint venture in South America. See Note 4 for additional details.

     Significant U.S. Tax Changes Affecting Historical and Future
Results

           U.S. federal income tax legislation enacted in August 1993 included a provision for a 1% statutory income tax rate increase effective for the full year. As required under SFAS 109, the increase in the tax rate resulted in a noncash charge of $29.9 million ($0.04 per share) for the adjustment of net deferred tax liabilities as of the beginning of 1993.

           The 1993 tax legislation also included a provision to reduce the tax credit associated with beverage concentrate operations in Puerto Rico. This change limited the tax credit on income earned in Puerto Rico in the first year to 60% of the amount allowed under the previous tax law, with the limit further reduced ratably over the following four years to 40%. The provision, which became effective for PepsiCo's operations on December 1, 1994, had an immaterial impact on 1994 earnings. Had the provision become effective at the beginning of 1994, earnings for the year would have been reduced by approximately $60 million or $0.07 per share. Similarly, had the 40% credit limit been effective in 1994, earnings would have been reduced by an additional $30 million or $0.04 per share over the 60% credit limit.

          In 1994, the U.S. Department of the Treasury proposed a change to a current regulation (known as Q&A 12), which would further reduce the tax incentives associated with the beverage concentrate operations in Puerto Rico. This proposal applies to PepsiCo's sales of concentrate from its operations in Puerto Rico to its related bottlers in the U.S. If it had been adopted as proposed in 1994, the change would have become effective for PepsiCo on December 1, 1994 with an immaterial impact on 1994 earnings. However, had the 60% credit limit (discussed above) and the currently proposed Q&A 12 been in effect at the beginning of 1994, earnings for the year would have been reduced by an estimated $112 million or $0.14 per share. Had the 40% credit limit and proposed Q&A 12 both been effective in 1994, the impact would have reduced 1994 earnings for the year by an additional $30 million or $0.04 per share over the 60% credit limit. The estimated impacts are subject to change depending upon the final provisions of Q&A 12, if enacted. PepsiCo and others are vigorously opposing the proposed change.

           PepsiCo's full year 1995 tax rate is not expected to exceed 35%. The expected tax rate reflects PepsiCo's forecasted 1995 mix of U.S. and generally lower taxed foreign earnings, the reduction in the tax credit on income earned in Puerto Rico resulting from the 1993 U.S. tax legislation and the assumed enactment in 1995 of Q&A 12, as currently proposed, partially offset by significant adjustments reflecting the anticipated resolution in 1995 of audit issues related to prior years.

           The unfavorable effect of Q&A 12 will not be included in the 1995 effective tax rate unless it is enacted. The benefits due to the adjustments will be included in the 1995 tax rate when the audit issues related to prior years have been resolved. Accordingly, the potential exists for volatility in PepsiCo's 1995 quarterly effective tax rates depending on the timing of these events, as well as other factors.

Other Factors Expected to Impact 1995 Results

      In late 1994 and early 1995, the Mexican peso devalued significantly relative to the U.S. dollar. The primary impact of the  devaluation on 1994 financial results was an estimated  $275 million unfavorable change in the currency translation adjustment account  in  Shareholders' Equity, representing the reduced  book
value  of  PepsiCo's Mexican peso-denominated  net  assets.   The
impact  on 1994 earnings was immaterial.  Quantifying the adverse impact  of  the devaluation on 1995 operating results,  financial condition and cash flows is difficult because, in addition to the translation impact, the devaluation is likely to result in many changes to the business environment including government actions, accelerated inflation and its impact on prices and costs, reduced consumer  demand and the impact of higher interest rates  on  our trade customers and bottlers.  Although PepsiCo expects to report lower  earnings  in 1995 from its operations in  Mexico  than  it otherwise  would have because of the devaluation and its  related effects, PepsiCo has begun to take actions in Mexico and in other parts  of  the  world to mitigate the effects of the devaluation.
PepsiCo's operations in Mexico, primarily related to snack foods, constituted about 5% and 7% of PepsiCo's 1994 consolidated net
assets   and  cash  flows  from  operations,  respectively,   and
contributed  7%  and 8% of PepsiCo's 1994 net sales  and  segment operating  profits, respectively.  See Management's  Analysis  of each  industry
segment for additional discussion  regarding  the impact  of  the
devaluation of the Mexican peso.   In  addition, PepsiCo  anticipates that
earnings from its affiliates in  Mexico accounted  for  by  the  equity
method,  primarily  related   to beverages,  will  also be unfavorably
impacted.   Equity  results reported in 1994 from affiliates in Mexico were not material.

      As quantified in Other Factors on page 9, comparisons of 1995 to 1994 will be adversely affected by the additional week's results in the 1994 fiscal year.

Management's Analysis - Results of Operations

(See Management's Analysis - Overview on page 7 for background information and Business Segments on page F-9 for detail of segment results.)

      To improve comparability, Management's Analysis includes analytical data to indicate the impact of beverage and snack food acquisitions, net of operations sold or contributed to joint ventures (collectively, "net acquisitions"). Acquisition impacts represent the results of the acquired businesses for periods in the current year corresponding to the prior year periods that did not include the results of the businesses. Restaurant units acquired, principally from franchisees, and constructed units are treated the same for purposes of this analysis and are collectively referred to as "additional restaurant units." Also, the analysis indicates, as applicable, the impact of the ongoing effects of the 1994 accounting changes (see Notes 13 and 14), the 1994 BAESA gain (see Note 4), the 1993 deferred tax charge due to U.S. tax legislation (see Note 17) and the 1992 restructuring charges (see Note 16), collectively referred to as "the Unusual Items."

      Comparisons of 1994 to 1993 were impacted by an additional week's results in 1994 which contributed about $433.5 million or 2 points to growth in Net Sales and increased earnings by about $54.0 million ($34.9 million after-tax or $0.04 per share).

      Net Sales rose $3.5 billion or 14% in 1994 of which $215 million or 1 point was contributed by net acquisitions. The balance of the increase reflected volume gains of $2.2 billion and $934 million due to additional restaurant units. Sales grew $3.1 billion or 14% in 1993. Net acquisitions contributed $1.1 billion or 5 points to sales growth. The balance of the increase reflected $913 million from additional restaurant units, volume gains that contributed $850 million and higher pricing. International sales grew 23% in 1994 and 24% in 1993 with net acquisitions contributing 1 point and 16 points, respectively. International sales represented 29%, 27% and 25% of total sales in 1994, 1993 and 1992, respectively. The long-term trend of an increasing international component of sales may be interrupted in the near term as a result of the unfavorable impact of the devaluation of the Mexican peso in late 1994 and early 1995 and its related effects.

      Cost of sales as a percentage of Net Sales was 48.2%, 47.7% and 48.3% in 1994, 1993 and 1992, respectively. The decline in the 1994 gross margin reflected a mix shift to lower-margin businesses in international beverages and worldwide restaurants and lower net pricing in domestic beverages, partially offset by a mix shift to higher-margin packages and products in international snack foods and manufacturing efficiencies in domestic snack foods. The 1993 gross margin improvement was driven by lower product costs (packaging and ingredients) in domestic beverages.

      Selling, general and administrative expenses rose 14% in 1994 and 13% in 1993, reflecting base business growth. Excluding the Unusual Items, Selling, general and administrative expenses rose 14% in 1994 and 16% in 1993, and as a percentage of Net Sales were 39.6%, 39.4% and 38.8% in 1994, 1993 and 1992, respectively. In 1994, Selling, general and administrative expenses grew at the same rate as sales. In 1993, selling and distribution expenses grew at a faster rate than sales, but marketing expenditures grew at a slower rate. These changes reflect the impact of worldwide bottling acquisitions and flat marketing expenditures in domestic beverages.

     Amortization of intangible assets rose 3% in 1994 and 14% in
1993.   This  noncash  expense reduced Net Income  Per  Share  by
$0.29, $0.28 and $0.24 in 1994, 1993 and 1992, respectively.

      Operating Profit increased 10% in 1994 and 23% in 1993. Excluding the Unusual Items, operating profit increased $262 million or 9% in 1994 and $342 million or 13% in 1993, driven by combined segment operating profit growth of 7% in 1994 and 14% in 1993. The 1994 increase reflected $850 million from higher volumes and $73 million from additional restaurant units, partially offset by higher operating expenses. Growth in 1993 reflected $425 million from higher volumes and $89 million from additional restaurant units, partially offset by increased operating expenses. International segment profits grew 12% in 1994 and 8% in 1993, reflecting double-digit increases in snack foods and beverages, partially offset by a double-digit decline in restaurants. International profits represented 19%, 18% and 19% of combined segment operating profits in 1994, 1993 and 1992, respectively. This percentage may be affected in the near term due to the devaluation of the Mexican peso and its related effects. Small foreign exchange gains in 1994 compared to 1993's foreign exchange losses, and increased equity in net income of affiliates, which are not included in segment profits, aided 1994 total operating profit growth.

     Gain on Joint Venture Stock Offering of $17.8 million ($16.8 million after-tax or $0.02 per share) related to the public offering of shares by the BAESA joint venture. See Note 4.

      Interest expense, net of Interest income, increased 15% in 1994 and 2% in 1993. The 1994 increase reflected higher average borrowings partially offset by higher interest rates on investment balances. The change in 1993 reflected higher average borrowings and lower average short-term investment balances partially offset by lower interest rates. Excluding the impact of net acquisitions, net interest expense increased 10% in 1994 and declined 9% in 1993.

      Provision for Income Taxes as a percentage of pretax income was 33.0%, 34.5% and 31.4% in 1994, 1993 and 1992, respectively.
The 1993 effective tax rate, excluding the Unusual Item, was 33.3%. The slight decline in 1994 reflected reversal of valuation allowances related to deferred tax assets and an increase in the proportion of income taxed at lower foreign rates offset by the absence of 1993's favorable adjustment of certain prior year foreign accruals. The 1993 increase of 1.9 points reflected higher U.S. and foreign effective tax rates, an increase in the proportion of income taxed at the higher U.S. tax rate and higher state taxes, partially offset by the favorable adjustment of prior year accruals.

      Income and Income Per Share Before Cumulative Effect of Accounting Changes ("income" and "income per share") in 1994 increased 12% to $1.8 billion and 13% to $2.22, respectively, and in 1993 increased 22% to $1.6 billion and 22% to $1.96, respectively. Excluding the Unusual Items, income and income per share rose 8% and 9%, respectively, in 1994 and 13% and 12%, respectively, in 1993. Growth in income per share was depressed by estimated dilution from acquisitions of $0.03 or 1 point in 1994 and $0.05 or 3 points in 1993, primarily due to international beverage acquisitions in both years.

      The Mexican peso devaluation may unfavorably impact Net Sales and Net Income in 1995; however, due to many uncertainties
in  Mexico, we  are unable to quantify  the  impacts.   See
Management's Analysis - Overview on page 7 and pages 15 , 19 and 22 for each industry segment for discussion regarding the impacts.

Management's Analysis - Financial Condition

(See Management's Analysis - Overview on page 7 for background information.)

      Assets increased $1.1 billion or 5% over 1993. Short-term investments largely represent high-grade marketable securities portfolios held outside the U.S. The portfolio in Puerto Rico, which totaled $853 million at year-end 1994 and $1.3 billion at year-end 1993, arises from the operating cash flows of the centralized concentrate manufacturing facility that operates under a tax incentive grant. The grant provides that the portfolio funds may be remitted to the U.S. without any additional tax. PepsiCo remitted $380 million of the portfolio to the U.S. in 1994 and $564 million in 1993. PepsiCo continually reassesses its alternatives to redeploy its maturing investments in this and other portfolios held outside the U.S., considering other investment opportunities and risks, tax consequences and overall financing strategies.

     Liabilities rose $569 million or 3% over 1993. Income taxes payable decreased $152 million or 18%, reflecting the prepayment of taxes in 1994 related to a federal tax audit. Other liabilities increased $510 million or 38%, reflecting a reclassification of amounts from Other current liabilities, normal growth in long-term liabilities and recognition of a liability for postemployment benefits under SFAS 112.

      At year-end 1994 and 1993, $4.5 billion and $3.5 billion, respectively, of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings. PepsiCo's unused credit facilities with lending institutions, which exist largely to support the issuances of short-term borrowings, were $3.5 billion at year-end 1994 and 1993. Effective January 3, 1995, PepsiCo replaced its existing credit facilities with new credit facilities aggregating $4.5 billion, of which $1.0 billion expire in 1996 and $3.5 billion expire in 2000. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

      Financial Leverage is measured by PepsiCo on both a market value and historical cost basis. PepsiCo believes that the most meaningful measure of debt is on a net basis, which takes into account its large investment portfolios held outside the U.S. These portfolios are managed as part of PepsiCo's overall financing strategy and are not required to support day-to-day operations. Net debt reflects the pro forma remittance of the portfolios (net of related taxes) as a reduction of total debt. Total debt includes the present value of operating lease commitments.

      PepsiCo believes that market leverage (defined as net debt as a percent of net debt plus the market value of equity, based on the year-end stock price) is an appropriate measure of PepsiCo's financial leverage. Unlike historical cost measures, the market value of equity primarily reflects the estimated net present value of expected future cash flows that will both support debt and provide returns to shareholders. The market net debt ratio was 26% at year-end 1994 and 22% at year-end 1993. The increase was due to a 13% decrease in PepsiCo's stock price as well as an 8% increase in net debt. PepsiCo has established a long-term target range of 20-25% for its market net debt ratio to optimize its cost of capital.

      As measured on an historical cost basis, the ratio of net debt to net capital employed (defined as net debt, other liabilities, deferred income taxes and shareholders' equity) was 49% at year-end 1994 and 50% at year-end 1993. The decline was due to a 9% increase in net capital employed, partially offset by the increase in net debt.

      Because of PepsiCo's strong cash generating capability and its strong financial condition, PepsiCo has continued access to capital markets throughout the world.

      At year-end 1994, about 60% of PepsiCo's net debt portfolio was exposed to variable interest rates, up from about 55% in 1993. In addition to variable rate debt, all net debt with maturities of less than one year is categorized as variable. PepsiCo prefers funding its operations with variable rate debt because it believes that, over the long-term, variable rate debt provides more cost effective financing than fixed rate debt. PepsiCo will issue fixed rate debt if advantageous market opportunities arise. A 1 point change in interest rates on variable rate net debt would impact annual interest expense, net of interest income, by approximately $38 million ($21 million after-tax or $0.03 per share) assuming the level and mix of the December 31, 1994 net debt portfolio was maintained.

     PepsiCo's negative operating working capital position, which principally reflects the cash sales nature of its restaurant operations, effectively provides additional capital for investment. Operating working capital, which excludes short-term investments and short-term borrowings, was a negative $677 million and $849 million at year-end 1994 and 1993, respectively. The $172 million decline in negative working capital primarily reflected reclassification of amounts from Other current liabilities to Other Liabilities and base business growth in the more working capital intensive bottling and snack food operations exceeding the growth in restaurant operations.

     Shareholders' Equity increased $517 million or 8% from 1993. This change reflected an 18% increase in retained earnings due to $1.8 billion in net income less dividends declared of $555 million. This growth was offset by a $448 million increase in treasury stock that reflected share repurchases, net of shares used for stock option exercises and acquisitions, and a $287 million unfavorable change in the currency translation adjustment account

(CTA). The CTA change primarily reflected the impact of the devaluation of the Mexican peso in late 1994 on the translation of our peso denominated net assets.

     Based on income before cumulative effect of accounting changes, PepsiCo's return on average shareholders' equity (ROAE) was 27.0% in 1994 and 27.2% in 1993. The ROAE was 26.5% in 1994
and 25.3% in 1993, excluding from both income and shareholders' equity the effect of the accounting changes and BAESA gain in 1994 as well as the $29.9 million charge in 1993 due to 1993 U.S. tax legislation.

Management's Analysis  -  Cash Flows

(See Management's Analysis - Overview on page 7 for background information.)

      Cash flow activity in 1994 reflected strong cash flows from operations of $3.7 billion and $421 million in net proceeds from short-term investment activities. These amounts were used to fund capital spending of $2.3 billion, purchases of treasury stock totaling $549 million, dividend payments of $540 million, acquisition activity of $316 million and net debt repayments of $204 million.

     One of PepsiCo's most significant financial strengths is its internal cash generation capability. In fact, after capital spending and acquisitions, each industry segment generated positive cash flows in 1994, with particularly strong results from beverages and snack foods. Net cash flows from PepsiCo's domestic businesses were partially offset by international uses of cash, reflecting strategies to accelerate growth of international operations.

     The significant devaluation of the Mexican peso in late 1994 and early 1995 did not materially impact 1994 consolidated cash flows. However, because PepsiCo's operations in Mexico represented approximately 7% of consolidated cash flows from operations in 1994, the devaluation and its related effects are expected to have an unfavorable impact on 1995 cash flows from operations. In addition to the actions taken to mitigate the unfavorable impact on operating profits, the operations in Mexico will defer a portion of their capital spending. Nonetheless, significant uncertainties remain in Mexico and, as a result, it is not possible to quantify the impact on 1995 cash flows. In addition, actions are being taken in other parts of the world intended to mitigate the impact. See Management's Analysis - Overview on page 7 for additional discussion.

      Net Cash Provided by Operating Activities in 1994 rose $582 million or 19% over 1993, and in 1993 grew $423 million or 16% over 1992. Income before noncash charges and credits rose 6% in 1994 and 24% in 1993. The increases in depreciation and amortization noncash charges of $132 million in 1994 and $229 million in 1993 reflected capital spending and in 1993, acquisitions. The 1994 decrease of $150 million in the deferred income tax provision was primarily due to the effect in 1994 of converting from premium based casualty insurance to self-insurance for most of these risks and adopting SFAS 112 for accounting for postemployment benefits. The 1993 increase of $135 million in the deferred income tax provision was primarily due to the lapping of 1992 effects related to restructuring accruals and prefunded employee benefit expenses and the impact of 1993 U.S. tax legislation. The cash provided in 1994 from working capital was $357 million better than 1993, reflecting normal increases in accrued liabilities across all of our businesses, lapping the effect of higher income tax payments and a lower provision in 1993 and improved trade receivable collections, partially offset by the impact on accounts payable of the timing of a large year-end payment to prefund employee benefits. The 1993 over 1992 net increase of $257 million in cash used for operating working capital reflected slower collections of domestic accounts receivable, advance domestic purchases of product ingredients, the higher payments of income taxes and the lapping of 1992 and 1991 effects related to restructuring accruals, partially offset by the payment to prefund employee benefits.

      Investing Activities over the past three years reflected strategic spending in all three industry segments through capital spending, acquisitions and investments in affiliates. PepsiCo seeks investments that generate cash returns in excess of its long-term cost of capital, which is estimated to be approximately 11% at year-end 1994. See Note 5 for a discussion of acquisition activity. About 75% of the total acquisition activity in 1994 represented international transactions, compared to 45% in 1993 and 60% in 1992. PepsiCo continues to seek opportunities to strengthen its position in its domestic and international industry segments through such strategic acquisitions.

      Increased capital spending in 1994 was driven by beverages reflecting investments in equipment for new packaging and new products in the U.S. and emerging international markets, primarily Eastern Europe. Capital spending increases in 1993 and 1992 were driven by restaurants, primarily for new units. Restaurants represented about half of the total capital spending in all three years. Restaurants, beverages and snack foods represent 40%, 30% and 30%, respectively, of the estimated $2.4 billion spending in 1995. This reflects a shift primarily from restaurants to snack foods. Beverages and snack foods 1995 capital spending reflects production capacity expansion and equipment replacements, while restaurants is primarily for new units. Restaurant capital spending in 1995 may be further reduced depending upon future decisions as described beginning on page 23. Approximately one-third of the planned 1995 capital spending relates to international businesses, about the same as the prior three years. Cash provided by operations is expected to be sufficient to fund the expected capital spending.

      Investment  activity  in PepsiCo's  short-term  portfolios, primarily  held outside the U.S., provided $421 million  in  1994 and $259 million in 1993, respectively, compared to the increased net investment of $52 million in 1992.

      Financing Activities. The 1994 over 1993 change in cash flows from net financing activities was a use of $937 million, primarily reflecting net repayments of short and long-term debt of $204 million compared to net proceeds of $590 million in 1993. The 1993 over 1992 change in cash flows from financing activities was a use of $328 million, primarily due to increased purchases of treasury stock.

      At year-end 1994, PepsiCo had authority to issue $3.4 billion of long-term debt and had facilities in place in the U.S., Europe and Japan to take advantage of marketplace opportunities. The principal purposes of these shelf registrations are for financing growth activities and refinancing borrowings.

      Cash dividends declared were $555 million in 1994 and $486 million in 1993. PepsiCo targets a dividend payout of about one-third of the prior year's income from ongoing operations, thus retaining sufficient earnings to provide financial resources for growth opportunities.

       Share repurchase decisions are evaluated considering management's target capital structure and other investment opportunities. In 1994, PepsiCo repurchased 15.0 million shares at a cost of $549 million. Subsequent to year-end, PepsiCo repurchased 3.4 million shares through February 7, 1995 at a cost of $121 million. Including these repurchases, 18.8 million shares have been repurchased under the 50 million share repurchase authority granted by PepsiCo's Board of Directors on July 22, 1993.

                           Beverages

Management's Analysis

See Management's Analysis - Overview on page 7 for background information and discussion of the fifty-third week in 1994 and Business Segments on page F-9 for detailed results. Net sales and operating profits within this discussion include the impact of the fifty-third week. System bottler case sales of Pepsi Corporate brands (case sales) were not impacted by the fifty-third week because they are measured on a calendar year basis.

     1994 vs. 1993

      Worldwide net sales increased $1.0 billion or 12% to $9.7 billion. The fifty-third week contributed approximately 1 point to the sales growth with domestic and international operations benefiting by about 2 points and 1 point, respectively. Comparisons are affected by acquisitions, consisting primarily of franchised bottling operations in the U.S. and Asia, as well as the absence of certain small bottling operations sold or contributed to joint ventures (collectively, "net acquisitions"). Net acquisitions, principally domestic, contributed $161 million or 2 points to worldwide sales growth.

      Domestic sales rose $623 million or 11% to $6.5 billion. Net acquisitions contributed $158 million or 3 points to sales growth. Volume growth contributed $510 million, driven by carbonated soft drink (CSD) packaged products. This benefit, combined with a mix shift to the higher-priced alternative beverage packaged products and higher concentrate and fountain syrup pricing, was partially offset by lower net pricing to retailers and a mix shift to The Cube, our value-priced 24-pack. The lower net pricing reflected increased price discounts and promotional allowances for CSD in response to private label competition and Lipton brand tea. See Note 1 for discussion concerning classification of promotional price allowances. Domestic alternative beverages comprise primarily Lipton brand tea, All Sport and Ocean Spray Lemonade products. CSD comprises the balance of the Pepsi Corporate beverage portfolio.

      Case sales volume consists of sales of packaged products to retailers and through vending machines and fountain syrup by company-owned and franchised bottlers. Previously existing Ocean Spray products sold to retailers under a distribution agreement are not included in reported case sales growth. Domestic case sales increased 6%, reflecting strong double-digit growth in the Mountain Dew brand and solid gains in Brand Pepsi. Case sales growth also benefited by strong double-digit growth in Lipton brand tea and gains in the Diet Pepsi brand. These advances, combined with the national distribution of All Sport and Ocean Spray Lemonade in 1994 and gains in the Slice brands, were partially offset by significant declines in the Crystal Pepsi brands. Alternative beverages contributed 2 points to the case sales growth. Case sales of fountain syrup grew at a slower rate than packaged products.

      International sales rose $426 million or 16% to $3.2 billion. This growth reflected higher volume of $300 million, the start-up of company-owned bottling and distribution operations, principally in Eastern Europe, and the first year of sales of Stolichnaya vodka under the 1994 appointment of an affiliate of Grand Metropolitan as the exclusive U.S. and Canadian distributor. Higher concentrate pricing was offset by an unfavorable currency translation impact and lower net pricing on packaged products. The unfavorable currency translation impact reflected a weaker Canadian dollar, Spanish peseta and Mexican peso, partially offset by a stronger Japanese yen.

      International case sales increased 9%, reflecting strong double-digit growth in Asia, led by China and India, and solid advances in Latin America, as growth in Mexico more than offset declines in Venezuela. Latin America and Mexico represent our largest international case sales region and country, respectively. Double-digit advances in Eastern Europe and the Middle East, combined with single-digit growth in Western Europe and Canada, were partially offset by declines in Africa. Pepsi Max, a new low-calorie cola, aided case sales growth.

     Worldwide operating profits increased $108 million or 10% to
$1.2  billion.   The fifty-third week enhanced profit  growth  by
approximately 2 points with domestic and international operations benefiting by about 1 point and 2 points, respectively.

      Domestic profits increased $85 million or 9% to $1.0 billion. Volume gains, driven by packaged products, contributed $305 million to profit growth. This benefit, combined with the higher concentrate and fountain syrup pricing, was partially offset by higher operating expenses, the lower net pricing to retailers, the mix shift to The Cube and increased product costs. Selling and distribution expenses grew at a faster rate than sales, driven by higher volume-driven labor costs. Advertising and marketing costs grew at a slower rate than sales. Administrative expenses declined modestly reflecting savings from a 1994 consolidation of headquarters and field operations and a reduction in the scope of the 1992 restructuring actions, both discussed below. These benefits were largely offset by normal increases in administrative expenses. The increased product costs reflected the mix shift to the higher cost alternative beverages and higher ingredient costs, partially offset by lower packaging costs. Alternative beverages, driven by Lipton brand tea, aided the profit growth. The domestic profit margin declined slightly to 15.6%.

      In the third quarter of 1994, Pepsi-Cola reversed into income $24.2 million of the $115.4 million restructuring accrual established in 1992 and, in the third and fourth quarters, recorded additional charges totaling $22.3 million, primarily
reflecting   management's   decision   to   further   consolidate
headquarters  and  field  operations.   The  1994  charges  cover
severance   costs  associated  with  employee  terminations   and
relocation costs for employees
who, in 1994, have accepted offers to relocate. See 1993 vs. 1992 discussion for a description of the 1992 restructuring charge.

      The $24.2 million reversal reflects both refinements of the estimates originally used to establish the accrual, principally for costs associated with displaced employees, and management's
decision   to  reduce  the  scope  of  the  restructuring.    The
nationwide   implementation   of  several   of   the   anticipated
administrative and business process redesigns has been completed, with the balance of the redesigns projected to be completed over the next three years.

      The benefits of the restructuring activities when fully implemented were originally projected to be approximately $105 million annually, based on reduced employee and facility costs. The current projection of annual benefits from these sources has decreased to approximately $40 million reflecting, in part, the reduced scope of the restructuring. While difficult to measure, in 1994 Pepsi-Cola estimated other sources of benefits from the restructuring of approximately $90 million annually, based on centralization of purchasing activities and incremental volume and pricing from improvements in administrative and business processes. These additional sources of benefits, although identified when the 1992 restructuring accrual was established, were not included in the projected annual benefits due to significant uncertainties and difficulties in quantifying the amounts, if any, of such benefits. Due to delays in implementing some of the restructuring actions, full realization of the expected benefits also has been delayed. Benefits in 1994 were offset by incremental costs associated with the continued development and implementation of the restructuring actions. This offset is expected to continue into 1995. Net benefits are expected to begin in 1996 and to increase annually until fully realized in 1998. All benefits derived from the restructuring actions will be reinvested in the business to strengthen our competitive position.

      International profits increased $23 million or 13% to $195 million. Net acquisitions reduced profits by $9 million or 5 points. The increased profits reflected volume growth of $75 million, led by concentrate shipments. This benefit, combined with a decline in advertising and marketing expenses not attributed to volume growth, was partially offset by increased field and headquarters administrative expenses, start-up losses, principally in Eastern Europe, and an unfavorable currency translation impact, primarily from the Mexican peso and the Canadian dollar. The increased administrative expenses reflected costs to support expansion in developing markets. The higher concentrate pricing was partially offset by a decline in finished product sales to franchised bottlers, principally in Japan, and the lower net pricing on packaged products. Increased profits from the first year of sales of Stolichnaya, under the 1994 appointment of an affiliate of Grand Metropolitan as the exclusive U.S. and Canadian distributor, aided profit growth. The new Pepsi Max product significantly contributed to profit growth. Profits increased in Latin America, led by Mexico, and in Western Europe, reflecting significantly reduced losses in Germany. Profits also grew in Asia, reflecting advances in Japan. The profit growth was restrained by start-up losses in Eastern Europe and declines in Canada, reflecting private label competition. The international profit margin remained relatively unchanged at 6.2%.

      The 1992 restructuring actions to streamline the acquired Spanish franchised bottling operation were substantially completed in 1994. These actions have resulted in total savings approximating $15 million in 1994, with total annual savings expected to grow to about $20 million in 1995, consistent with our original projection. These savings will continue to be reinvested in our businesses to strengthen our competitive position.

     The significant devaluation of the Mexican peso in late 1994 and early 1995 did not materially impact 1994 international beverage operating profits. However, because Mexico, our largest profit country, represented approximately 22% of international beverage operating profits in 1994, the devaluation and its related effects are expected to have an unfavorable impact on 1995 operating profits. The operations in Mexico have begun to take actions to increase volume, enhance net pricing and reduce costs, including evaluating alternative sourcing of raw materials. Nonetheless, significant uncertainties remain in Mexico and, as a result, it is not possible to quantify the impact. International beverages has also begun to take actions in several other countries in 1995 to help mitigate the impact.

     1993 vs. 1992

      Worldwide net sales increased $1.0 billion or 14% to $8.6 billion. Comparisons are affected by net acquisitions, consisting  primarily  of  acquisitions  of  franchised  bottling operations in Spain and the U.S., as well as the absence of results of certain small international bottling and distribution operations sold or contributed to a joint venture. Net acquisitions contributed $697 million or 10 points to worldwide sales growth.

      Domestic sales grew $433 million or 8% to $5.9 billion. Acquisitions contributed $222 million or 4 points of domestic sales growth. Volume growth, driven by new products, contributed approximately $170 million. The balance of the sales growth reflected a mix shift to new products with higher net prices, principally the new Lipton Original brand ready-to-drink tea products and certain Ocean Spray brand juice products.

      Domestic case sales increased 3%, reflecting the impact of the late 1992 introduction of Crystal Pepsi and Diet Crystal Pepsi brands, the growth in Mountain Dew brands and the expanded distribution of new Lipton brand tea products. Case sales of fountain syrup grew at the same rate as packaged products. Excluding the Lipton products, case sales volume grew 2%, driven by a double-digit increase in Mountain Dew. Case sales of the Crystal Pepsi brands offset a decline in brands Pepsi and Diet Pepsi.

      International sales rose $600 million or 28% to $2.7 billion. Net acquisitions contributed $476 million or 22 points of sales growth. The balance of the sales growth reflected higher concentrate pricing, led by Latin America as well as the start-up of company-owned distribution operations in France and Eastern Europe. Sales growth was depressed by the unfavorable currency translation impact of a stronger U.S. dollar in both concentrate and bottling operations. A small decline in existing bottling operations reflected lower pricing in Germany, largely offset by higher prices and volumes in Greece.

      International case sales rose 7%. Excluding the newly acquired KAS flavor brands in Spain, international case sales grew 5%. This performance reflected solid advances in Latin America as well as double-digit growth in Asia, led by China and Pakistan, and in Eastern Europe, led by Turkey and Hungary. The Middle East, particularly Saudi Arabia, also contributed to case sales growth.

     Worldwide operating profits increased $310 million or 39% to $1.1 billion. Excluding the 1992 restructuring charges totaling
$145 million ($115.4 million for domestic and $29.6 million for international), profits were up 18%.

      The 1992 domestic charge arose from an organizational restructuring designed to improve customer focus by realigning resources consistent with Pepsi-Cola's "Right Side Up" operating philosophy, as well as a redesign of key administrative and business processes. The organizational restructuring was completed in 1992. The redesign of core processes is ongoing. The charge included provisions for costs associated with redeployed and displaced employees, the redesign of core processes and office closures.

       The international restructuring charge, which related primarily to displaced employees, included $18.5 million to streamline the acquired Spanish franchised bottling operation. This amount represented 30% (PepsiCo's ownership interest prior to the acquisition of the remaining interest) of the total cost of the streamlining. The remaining $11.1 million of the charge represented costs associated with streamlining the worldwide field management organization which was substantially completed in 1993.

      The costs provided for in these domestic and international restructuring actions and the related savings are principally of a cash nature. The benefits of the completed international worldwide actions resulted in annual savings of $7 million, as originally projected. The savings will continue to be reinvested in the business to strengthen our competitive position.

      Domestic  profits increased $250 million  or  37%  to  $937
million.   Excluding the 1992 restructuring charge, profits  grew
$135  million  or  17%.   Volume  gains,  led  by  new  products,
contributed  about $90 million to profits.

The combined benefit of lower packaging and ingredient costs and the favorable product mix shift was largely offset by higher operating expenses. Profit growth also benefited from a $12 million reduction in retiree health care expense due to 1993 plan amendments described in  Note  12, as well as a $9 million credit arising from  a  net adjustment  of  accruals  related to prior  years'  acquisitions.
Promotional  costs  were  about even  with  last  year;  however, selling  and administrative expenses grew at a faster  rate  than sales due to transitional costs to support the organizational and process redesign initiatives discussed above.  This higher  level of  selling and administrative costs as a percentage of sales  is expected to continue until the benefits of these initiatives  are
realized.   Sales of the new higher-margin Lipton Original  brand
tea  products  resulted in a significant contribution  to  profit
growth.   The  Crystal  Pepsi products particularly  aided  first
quarter  results,  but  did not significantly  impact  full  year
profits.    The  domestic  profit  margin,  excluding  the   1992
restructuring charge, grew over 1 point to 15.8%.

      International profits increased $60 million or 53% to $172 million. Excluding the 1992 restructuring charge, profits grew $30 million or 21%. The profit advance, led by Latin America, reflected higher concentrate pricing in excess of increased operating expenses, and concentrate shipment growth that contributed about $15 million. These benefits were partially offset by increased losses in company-owned bottling and distribution operations, led by Germany. Start-ups of distribution operations also contributed to the increased losses. Unfavorable currency translation impacts, principally in concentrate operations, also negatively affected profit growth. A profit decline in bottling operations in Japan, due to increased operating expenses, was offset by growth in Canada, reflecting administrative cost reductions through consolidation of support functions in recently acquired operations. The Canadian improvement was achieved despite a $12.2 million fourth quarter 1993 charge to further streamline operations and strengthen its competitive position. Offsetting this effect was an $11.9 million credit in the second quarter of 1993 related to a settlement of litigation with a former franchised bottler in Europe. The international profit margin, excluding the 1992 restructuring charge, declined almost one-half point to 6.3%. Excluding the impact of the lower margin net acquisitions, the profit margin grew 1 point.

                           Snack Foods

Management's Analysis

See Management's Analysis - Overview on page 7 for background information and discussion of the fifty-third week in 1994 and Business Segments on page F-9 for detailed results. Net sales and operating profits within this discussion include the impact of the fifty-third week while pound and kilo growth have been adjusted to exclude its impact.

     1994 vs. 1993

      Worldwide  net  sales  rose $1.2 billion  or  18%  to  $8.3 billion. The fifty-third week contributed approximately 2 points to the sales growth with domestic and international operations benefiting by about 2 points and 1 point, respectively.

      Domestic sales grew $646 million or 15% to $5.0 billion, reflecting volume growth of $660 million. Volume gains reflected growth in most major brands and line extensions of existing products. Sales growth was further aided by increased promotional price allowances and marketing programs to retailers, which are reported as marketing expenses and therefore do not reduce reported sales. See Note 1 for further discussion concerning classification of promotional allowances. Higher gross pricing was offset by a sales mix shift to larger, value-oriented packages and products with lower gross prices.

      Total domestic pound volume advanced 13%. This performance was led by strong double-digit growth in Lay's brand potato chips, reflecting the successful promotion of Wavy Lay's brand potato chips and growth of Lay's KC Masterpiece Barbecue Flavor brand potato chips, Rold Gold and Rold Gold Fat Free Thins brand pretzels and Tostitos brand tortilla chips, driven by Restaurant Style Tostitos brand and the expanded distribution of Baked Tostitos brand. Doritos brand tortilla chips had solid single-digit volume growth while Fritos brand corn chips and

Chee.tos brand cheese flavored snacks reflected low double-digit growth. Ruffles brand potato chips showed modest growth.

      International sales rose $592 million or 22% to $3.3 billion. Confectioneries (primarily candy and cookies) account for approximately 30% of international snack food sales. Acquisitions contributed $67 million or 2 points to sales growth. The balance of the sales growth was driven by higher volumes, which contributed $590 million, led by successful promotions by the Sabritas snack chip and candy business in Mexico. A favorable brand mix shift to higher-priced products, primarily in Latin America and the U.K., and higher pricing were largely offset by the unfavorable currency translation impact of a stronger U.S. dollar, principally against the Mexican peso.

     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures operating for at least one year. Systemwide snack chip kilos rose 16%, led by strong double-digit growth at Sabritas, in Spain and Brazil and solid gains in the U.K. Systemwide confectionary kilos also grew 16%, reflecting double-digit advances at Gamesa and Sabritas and gains in Egypt and Poland.

     Worldwide operating profits increased $187 million or 16% to
$1.4   billion.   The  fifty-third  week  enhanced   profits   by
approximately 2 points with domestic and international operations benefiting by about 3 points and 1 point, respectively.

      Domestic profits grew $124 million or 14% to $1.0 billion. This performance reflected strong volume growth, which contributed $340 million. This growth was partially offset by the impact of increased operating and manufacturing costs and an unfavorable sales mix shift to lower-margin packages and products. Increased operating costs were driven by higher selling, distribution and new system costs in addition to increased investment in marketing costs to maintain strong momentum in 1995. Increased capacity costs were partially offset by manufacturing efficiencies. Higher vegetable oil costs were substantially offset by lower packaging and potato costs. Increased promotional price allowances and merchandising support largely offset higher pricing on certain brands. The domestic profit margin remained relatively unchanged at 20.5%.

      Though difficult to forecast, there are no material changes expected in potato costs for 1995. However, potato prices have been less predictable in recent years due to weather conditions. Vegetable oil prices are expected to decline slightly from the high 1994 levels while the cost of packaging is expected to increase.

      International profits increased $63 million or 22% to $352 million. Higher volumes contributed $95 million to international profit growth, led by Sabritas. The combined impact of the favorable product and package mix shifts, primarily in the U.K. and Latin America, and modestly higher pricing were more than offset by higher direct and administrative costs and an unfavorable currency translation impact from the Mexican peso. Higher direct costs resulted primarily from investment initiatives to build brand equity and enhance distribution channels in Mexico. Profit growth was also dampened by the lapping of last year's noncash credit of $6.1 million resulting from the decision to retain a small snack chip business in Japan previously held for sale. The international profit margin remained relatively unchanged at 10.8%.

      The  international  restructuring charge  in  1992  related primarily to actions to consolidate and streamline the Walkers business in the U.K. that were substantially completed during 1994. These actions are estimated to result in annual savings of about $32 million, which continue to be reinvested in the business to strengthen our competitive position. See 1993 vs. 1992 discussion for a further explanation of the 1992 restructuring charge.

      Strong double-digit profit growth at Sabritas was driven by higher snack chip and candy volumes. This benefit, combined with a favorable product mix shift to higher-margin snacks and lower manufacturing overhead and administrative costs, more than offset increased potato costs, higher promotional spending and an unfavorable currency translation impact.

      Walkers profits advanced at a strong double-digit rate, driven by a favorable product mix shift, reflecting increased sales  of  higher-margin branded products and the elimination  of most  lower-margin  private  label products,
increased volumes, lower raw material and packaging costs and lower manufacturing expenses resulting from the 1992 restructuring actions. These benefits offset start-up costs related to the launch of Doritos
brand   tortilla   chips  which  exceeded   incremental   profits
generated.

      Gamesa posted strong profit growth on a relatively small base, reflecting a favorable package mix shift to higher-margin single serve products and lower manufacturing overhead and administrative costs resulting from cost reduction initiatives. These benefits were partially offset by higher product costs, selling and distribution costs associated with the expansion of a direct delivery system and an unfavorable currency translation impact.

     The significant devaluation of the Mexican peso in late 1994 and early 1995 did not materially impact 1994 international snack food operating profits. However, because Sabritas and Gamesa combined represented approximately 63% of international snack food operating profits in 1994, the devaluation and its related effects are expected to have an unfavorable impact on 1995 operating profits. Sabritas and Gamesa have begun to increase pricing and reduce costs, including evaluating alternative sourcing of raw materials. Nonetheless, significant uncertainties remain in Mexico and, as a result, it is not possible to quantify the impact. International snack foods has also begun to take actions in several of its other countries in 1995 to help mitigate the impact.

     1993 vs. 1992

      Worldwide net sales rose $895 million or 15% to $7.0 billion. Comparisons are affected by international acquisitions, consisting principally of the securing of a controlling interest in the Gamesa (Mexico) cookie business and the buyout of the joint venture partner at Hostess Frito-Lay (Canada), both in 1992, as well as the 1993 reconsolidation of a small snack chip business in Japan previously held for sale (collectively, "acquisition activity"). Acquisition activity added $383 million or 7 points to the worldwide sales growth.

      Domestic sales grew $415 million or 11% to $4.4 billion. Volume growth contributed $320 million to the domestic increase. Sales growth also reflected higher effective pricing through lower package weights, partially offset by a sales mix shift to larger, value-oriented packages and products with lower gross prices. The higher effective pricing was mitigated by increased promotional price allowances to retailers, which are reported as marketing expenses and therefore do not reduce reported sales.

      Total domestic pound sales advanced 8%, reflecting double-digit growth in Lay's brand potato chips, Doritos and Tostitos brand tortilla chips and Rold Gold brand pretzels.

      International sales rose $480 million or 22% to $2.6 billion. Acquisition activity contributed $383 million or 18 points to the increase. The balance of the sales growth, led by the Sabritas snack chip and candy business in Mexico, reflected higher volumes, which contributed $150 million, and higher pricing. This growth was partially offset by the unfavorable currency translation impact of a stronger U.S. dollar, principally against the British pound.

      International systemwide snack chip volume rose 5%,led by double-digit growth in Canada and Turkey and gains at Sabritas and in the U.K. Confectioneries (primarily candy and cookies) account for about 30% of reported international snack food sales. Systemwide confectionery volume grew 7% reflecting gains at Gamesa and double-digit advances at Sabritas.

     Worldwide operating profits increased $205 million or 21% to
$1.2  billion.   Excluding  a  1992  international  restructuring
charge of $40.3 million, profits increased 16%.

      The largest component of the 1992 restructuring charge related to actions, many of which were completed in 1993, to consolidate and streamline the Walkers business in the U.K. The costs provided for in these restructuring actions and related savings are principally of a cash nature. As originally projected, these actions, when fully implemented, are currently expected to result in annual savings of about $35 million, providing additional resources for reinvestment in the business to strengthen our competitive position.

      Domestic profits rose $125 million or 16% to $901 million. This performance reflected volume growth, which contributed $165 million to domestic profits, and a $24 million reduction in retiree health care expense due to 1993 plan amendments described in Note 12. These benefits were partially offset by increased manufacturing costs and other operating expenses that exceeded the higher effective pricing. The unfavorable sales mix shift also depressed profit growth. The higher manufacturing costs reflected a temporary increase in potato costs of approximately $25 million resulting from the effects of extreme weather conditions in March on the potato crop in the Southern U.S. The domestic profit margin rose 1 point to 20.6%.

      Though difficult to forecast, higher prices in 1994 for vegetable oil, resulting from the past summer's flooding in the Midwestern U.S., were expected to be partially offset by a decline in potato prices from 1993 levels.

      International profits grew $80 million or 38% to $289 million. Excluding the 1992 restructuring charge, profits rose $39 million or 16%. The profit performance was driven by Sabritas and reflected higher volumes, which contributed $85 million to profit growth, and a $6.1 million credit resulting from the decision to retain the business in Japan. This growth was partially offset by operating cost increases, net of savings from the restructuring actions announced in 1992, that exceeded higher pricing, and unfavorable currency translation impacts. The international profit margin, excluding the 1992 restructuring charge, declined one-half point to 10.9%. Excluding the impact of lower margin acquisitions, the profit margin increased over 1 point.

      Double-digit profit growth at Sabritas was driven by higher snack chip and candy volumes. Increased manufacturing and other operating expenses were partially offset by higher pricing.

      Profits in the U.K. declined due to an unfavorable currency translation impact. Double-digit profit growth on a local currency basis reflected the cost savings from the 1992 restructuring actions, volume gains and a sales mix shift to higher margin products, partially offset by increased manufacturing costs. Profit growth was also depressed by the effect of a 1992 credit arising from the final settlement of pension assets related to the 1989 acquisition of the U.K. operations. A decline in profits for Poland reflected increased manufacturing costs and lower pricing.

      Gamesa and Hostess Frito-Lay, both acquired midyear 1992, posted volume-driven profit growth for the comparable period since acquisition; i.e., the second half of 1993 vs. 1992. Acquisition activity, which includes only the results for the first half of 1993 for Gamesa and Hostess Frito-Lay, did not, however, significantly affect the full year international profit comparison, as losses at Gamesa offset profits contributed by Hostess Frito-Lay and other smaller acquisitions. Gamesa posted a profit for the full year despite the first half loss.

                           Restaurants

Management's Analysis

See Management's Analysis - Overview on page 7 for background information and discussion of the fifty-third week in 1994 and Business Segments on page F-9 for detailed results. Net sales and operating profits within this discussion include the impact of the fifty-third week while same store sales growth has been adjusted to exclude its impact. Also, for purposes of this analysis, the net sales and operating profits of the franchisee operations of PFS, PepsiCo's restaurant distribution operation, have been allocated to each restaurant chain.

     1994 vs. 1993

      Worldwide net sales increased $1.2 billion or 12% to $10.5 billion. The fifty-third week contributed approximately 1 point to the sales growth with domestic and international operations benefiting by about 1 point and 2 points, respectively. The sales growth was primarily due to $934 million from additional units (units constructed and acquired, principally from franchisees, net of units closed and sold) and volume growth of $185 million. Domestic sales increased $668 million or 8% to $8.7 billion and international sales rose $497 million or 37% to $1.8 billion.

      Worldwide operating profits declined $48 million or 6% to $730 million. The fifty-third week mitigated the profit decline by approximately 3 points with domestic and international operations benefiting at the same rate. The decline reflected increased administrative and support costs, including spending for strategic initiatives and aggressive international unit development, higher store operating costs and a sales mix shift to lower-margin products. These were partially offset by additional units that contributed $73 million, lower raw material costs and higher franchise royalty revenues. Volume growth of $30 million was offset by lower net prices. Domestic profits declined $26 million or 4% to $659 million. International profits fell $22 million or 23% to $71 million, which included a $7 million charge to consolidate the headquarters operations for the three international restaurant businesses into one.

     The significant devaluation of the Mexican peso in late 1994 and early 1995 did not materially impact 1994 international restaurant operating profits. Results from Mexico constitute an immaterial portion of international restaurant profits. However, the devaluation and its related effects are expected to have an unfavorable impact on 1995 results. The operations in Mexico have begun to increase pricing and reduce costs, including evaluating alternative sourcing of raw materials. In addition, further expansion of company-owned units has been temporarily halted pending stabilization of the economy. Nonetheless, significant uncertainties remain in Mexico and, as a result, it is not possible to quantify the impact.

      Late in 1994, Roger Enrico was named Chairman, PepsiCo Worldwide Restaurants. He is currently evaluating several options to improve their operating results and returns on our total restaurant investments. Examples of options under consideration to improve investment returns include a reduced company share of future new restaurant development and sale of some existing company restaurants to franchisees. The cash generated from these options would most likely be reinvested in our nonrestaurant businesses or used to repurchase PepsiCo stock. We expect to begin making decisions on these and other options during 1995 as we continue to refine our restaurant operating strategies.

Pizza Hut

     Worldwide sales increased $346 million or 8% to $4.5 billion driven by international operations. However, the domestic operations continue to represent the major portion of worldwide Pizza Hut. The worldwide sales increase was driven by additional units that contributed $460 million, including $80 million from the domestic acquisition of D'Angelo Sandwich Shops late in 1993. This benefit was partially offset by lower volumes of $60 million, reflecting domestic volume declines that exceeded international volume gains, and lower net pricing. The domestic volume declines primarily reflected lapping the successful national roll-out of Bigfoot Pizza in 1993.

      Same store sales for domestic company-owned units declined 6%, though volume decreased at a slightly slower rate. The decline was primarily in the delivery and carryout channels, reflecting the lapping of the national roll-out of Bigfoot Pizza in 1993.

      Worldwide profits decreased $77 million or 21% to $295 million. This decline reflected the lower net pricing due to value-oriented promotions, increased administrative and support spending, primarily to develop international markets, lower volumes of $35 million, reflecting the domestic volume declines partially offset by the international volume advances, and higher store operating costs. These were partially offset by additional units that contributed $27 million, increased franchise royalty revenues and favorable food costs, as slightly higher cheese prices were more than offset by favorable meat costs. Though difficult to forecast, these food costs are expected to decrease in 1995. The profit decline was also mitigated by a favorable impact of $14 million from extending depreciable lives on certain domestic delivery assets and the absence of last year's start-up costs associated with Bigfoot Pizza. The worldwide profit margin declined more than 2 points to 6.6%.

     International sales posted strong double-digit growth driven by additional units, particularly in Korea, Brazil, Canada, Mexico and Spain. Volume gains were partially offset by lower net pricing. International profits declined sharply, reflecting increased start-up and administrative costs to support aggressive development strategies, partially offset by additional units and increased franchise royalty revenues. International profits also reflected Pizza Hut's share of the international restaurants'consolidation charge.

      Strong gains in Korea, the largest profit market, primarily reflected additional units and strong volume growth. Profits declined in the largest sales markets, Australia and Canada. Additionally, significant start-up losses were experienced in the new Poland operations.

Taco Bell

      Worldwide sales increased $500 million or 17% to $3.4 billion. The domestic operations represent substantially all of worldwide Taco Bell. The worldwide sales growth was led by additional Taco Bell units which contributed $281 million and volume gains that provided $125 million, half of which was the result of food and paper sales to additional franchisees. The sales growth also reflected $84 million due to the acquisition of Chevys in the third quarter of 1993 and new Chevys units. Same store sales for domestic company-owned Taco Bell units grew 2%, though volume grew at a slower rate.

      Worldwide profits rose $17 million or 7% to $270 million. The profit growth reflected lower food costs, additional units which contributed $24 million, volume gains of $20 million, higher soft drink prices and increased franchise royalty revenues. These benefits were partially offset by higher store operating costs, driven by increased labor costs, an unfavorable mix shift to lower-margin products and higher headquarters administrative expenses. Profit growth was restrained by increased losses posted by Hot 'n Now. Taco Bell plans to transition Hot 'n Now during 1995 from primarily a company-operated to a licensee/franchisee-operated business. This is expected to significantly reduce Hot 'n Now's operating losses in 1995. Taco Bell worldwide profit margin fell almost 1 point to 7.9%.

      International operations posted strong double-digit sales growth, principally due to additional units. Volume gains were largely offset by an unfavorable currency translation impact of a weaker Canadian dollar. International operating results improved slightly, although still resulting in a modest loss in 1994, as volume gains were partially offset by start-up losses of new units.

KFC

      Worldwide  sales rose $319 million or 14% to $2.6  billion.
The sales growth reflected additional units that contributed $193 million and volume gains of $120 million.

      Worldwide profits increased $12 million or 8% to $165 million, reflecting the absence of last year's start-up costs associated with the Colonel's Rotisserie Gold roasted chicken product and accompanying side items (collectively, "CRG"). Higher volumes of $40 million, additional units that contributed $22 million and increased franchise royalty revenues were largely offset by a sales mix shift to lower-margin products, higher field and headquarters administrative and support costs and lower net pricing. The worldwide profit margin declined almost one-half point to 6.2% due to international operations.

      The improvement in KFC's domestic sales reflected an increase in volume, as gains from CRG and the value-oriented Mega Meal were partially offset by lower volumes of existing products, and higher net pricing. Same store sales advanced 2% from last year, though volumes grew at a slightly slower rate.

      Domestic profits grew at a double-digit rate in 1994. Operating profit benefited from the absence of last year's start-up costs associated with CRG. Higher net pricing and volume gains were offset by a mix shift to the lower-margin CRG and Mega Meal offerings. Reduced store operating costs, including lower product costs, primarily due to reformulation of side items late in the second quarter, and the 1994 impact of favorable actuarial adjustments to prior year workers' compensation claim accruals, were partially offset by increased administrative costs. Profit growth was depressed by lapping last year's $3.3 million favorable adjustment to a 1991 reorganization accrual.

      Double-digit international sales growth was led by the combined impact of acquired units in the U.K. and new units in Mexico, Australia and Canada. The balance of the sales growth reflected volume gains due, in part, to new value-priced offerings, partially offset by the related lower net pricing.

      International profit growth was modest. Excluding KFC's share of the international restaurants' consolidation charge, strong single-digit international operating profit growth reflected gains from additional units and higher franchise royalty revenues, partially offset by increased store operating costs and higher field administrative and support costs. The volume gains were offset by the lower net pricing.

      Profits increased in Australia, the largest market, and New
Zealand.   Mexico's profits declined sharply and Canada  reported
significantly lower results.

     International sales represented about 40% of worldwide sales in 1994 and 30% in 1993. International profits represented about
40% of worldwide profits in 1994 and 1993.

     1993 vs. 1992

      Worldwide  net  sales  rose $1.1 billion  or  14%  to  $9.4 billion. This advance was driven by additional units, which contributed $913 million. Volume growth, led by domestic Pizza Hut, provided $175 million of the sales advance. Domestic sales grew $910 million or 13% to $8.0 billion and international sales rose $213 million or 19% to $1.4 billion. The unfavorable currency translation impact of a stronger U.S. dollar depressed international sales growth.

      Worldwide operating profits grew $60 million or 8% to $778 million. Additional units provided $89 million and volume growth contributed $75 million to the profit increase. Increased operating costs were partially offset by modestly higher net pricing (principally at domestic KFC) and increased franchise royalty revenues. Domestic profits rose $87 million or 15% to $685 million, while international profits declined $27 million or 23% to $93 million reflecting weakness in Australia.

Pizza Hut

      Worldwide sales increased $525 million or 15% to $4.2 billion. The domestic operations represent the major portion of worldwide Pizza Hut. Additional units contributed $392 million to the worldwide sales increase. Volume growth provided $140 million, driven by strong domestic gains resulting from the national roll-out of the new value-priced Bigfoot Pizza in the second quarter.

      Same store sales advanced 5% though volume growth was slightly higher. This performance reflected growth in all three distribution channels: delivery, carryout and dine-in. Improved sales in both delivery and carryout were driven by the success of Bigfoot. The growth in dine-in reflected the impact of the third quarter 1992 roll-out of the all-you-can-eat pizza and salad lunch buffet. Results late in 1993 indicated a softening of same store sales trends in dine-in due primarily to lapping last year's roll-out of the lunch buffet.

      Worldwide  profits  advanced $37 million  or  11%  to  $372 million. This profit performance reflected $55 million from volume growth, $41 million from additional units, increased franchise royalty revenues and higher international net pricing. These benefits were partially offset by increased store operating costs as well as administrative and support expenses, which included the start-up costs associated with Bigfoot. Bigfoot contributed significantly to U.S. profit growth as incremental volume, net of estimated cannibalization of other products, more than offset the effect of the product's lower margin and the start-up costs. Prices for cheese have fluctuated significantly in recent years. Lower cheese costs in 1993 were offset by higher meat and produce costs. The effect of these increasing costs was exacerbated by a sales mix shift to more heavily-topped pizzas and the lunch buffet. Though difficult to forecast, commodity costs (led by cheese) were expected to increase. The worldwide profit margin declined almost one-half point to 9.0% due to lower international profits.

      International sales posted double-digit growth driven by additional units in several markets, including Canada, Belgium, Australia, Spain and Puerto Rico. This benefit, combined with higher net pricing and increased franchise royalty revenues, was partially offset by an unfavorable currency translation impact, principally in Australia and Canada. International profits declined slightly, primarily reflecting an unfavorable currency translation impact. The contributions of the additional units, higher net pricing and increased franchise royalty revenues were largely offset by higher operating expenses, principally development and support costs.

     In the largest sales markets, profits declined in Australia, but rose in Canada. Australia's performance reflected lower volumes, despite introduction of Bigfoot Pizza in the third quarter, and intense competitive pricing activity. To provide even greater value and stimulate volume growth in 1994, a more heavily-topped Bigfoot was relaunched late in 1993 and a new value-oriented menu was introduced. Canada's profit growth reflected higher net pricing, additional units and volume growth. A product similar to Bigfoot, launched in the third quarter, contributed to improved results.

Taco Bell

      Worldwide sales grew $441 million or 18% to $2.9 billion. The domestic operations represent substantially all of worldwide Taco Bell. The worldwide sales increase was driven by additional units, which contributed $364 million, including $78 million from additional Hot 'n Now units and the acquired Chevys units. The balance of the sales growth reflected the impact of higher store volumes, partially offset by lower distribution sales by PFS caused by the late 1992/early 1993 switch to another supplier by certain franchisees. Same store sales for Taco Bell units rose 6% due to volume growth.

      Worldwide profits increased $39 million or 18% to $253 million. Additional units contributed $35 million and volume growth provided $25 million. These benefits, combined with higher franchise royalty revenues and a small decline in food and promotional costs, were partially offset by increased headquarters administrative and support expenses. Profit growth was depressed by increased losses at Hot 'n Now, reflecting costs associated with a decision to not develop certain sites as well as losses at new units. The worldwide profit margin was even at 8.7%. Profits in 1994 were expected to be aided by a late 1993 price increase for certain soft drink sizes.

      International operations posted double-digit sales growth and a small loss compared to a small profit in 1992, reflecting increased development and support costs, as well as costs associated with a store closure in the U.K.

KFC

      Worldwide sales rose $157 million or 7% to $2.3 billion. Additional units, principally in international markets, contributed $158 million to sales growth. Higher domestic net pricing and increased franchise royalty revenues also aided sales growth. Sales growth was depressed by an unfavorable currency translation impact as well as lower store volumes.

      Worldwide profits decreased $16 million or 9% to $153 million as lower international profits were partially offset by an increase domestically. The worldwide profit decline reflected higher store operating costs, which included start-up costs associated with the roll-out of the new roasted chicken products in the U.S. and Australia, and increased international administrative and support expenses, partially offset by the higher net pricing and increased franchise royalty revenues. The contribution from additional units of $13 million was partially offset by the impact of lower volumes. The worldwide profit margin fell over 1 point to 6.6% due to lower international profits.

     Improvement in domestic sales reflected additional units and higher net pricing, principally from a lower level of price discounting, partially offset by lower store volumes. Same store sales were about even with last year. The introduction of CRG late in the year contributed significantly to strong same store sales growth in the fourth quarter of 1993.

     Domestic profits grew at a high single-digit rate reflecting the higher net pricing that exceeded increased store operating costs. This benefit, combined with the impact of additional units and higher franchise royalty revenues, was partially offset by the effect of lower volumes. The profit performance also reflected a favorable adjustment of the 1991 restructuring accrual. For the year, the benefits from incremental volume of CRG, net of estimated cannibalization of other products, were more than offset by the effect of CRG's lower margin and the start-up expenses for the roll-out. However, CRG contributed significantly to profit growth in the fourth quarter of 1993.

      International sales posted double-digit growth, driven by additional units in Singapore, Canada and Mexico, partially offset by an unfavorable currency translation impact. A double-digit decline in profits was caused principally by Australia, the largest sales market. Increased administrative and support costs also contributed to the profit decline.

      Australia's performance was depressed by the start-up expenses associated with its new value-priced TenderRoast chicken product, the combined impact of the product's lower margin and its greater than expected cannibalization of other higher-margin products and an overall decline in volumes. Initiatives were underway to drive incremental sales of TenderRoast. Canada, the next largest sales market, posted a relatively modest decline in profits reflecting lower volumes and competitive pricing activity. To improve results in 1994 for both Australia and Canada, KFC introduced new value-oriented menus and rolled out delivery in certain markets.

     International sales represented about 30% of worldwide sales in 1993 and 1992. International profits represented about 40% of worldwide profits in 1993 and 50% in 1992.

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Information on page F-1.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

     Not applicable.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

      The name, age and background of each of the Company's directors nominated for reelection are contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and are incorporated herein by reference.

      The executive officers of the Company and their current positions and ages are as follows:


NAME                 POSITION                             AGE

D. Wayne Calloway    Chairman of the Board and Chief       59
                     Executive Officer

Roger A. Enrico      Vice Chairman of the Board and
                     Chairman and Chief Executive          50
                     Officer, PepsiCo Worldwide
                     Restaurants

Robert G. Dettmer    Executive Vice President and Chief    63
                     Financial Officer

Randall C. Barnes    Senior Vice President and Treasurer   43

Robert L. Carleton   Senior Vice President and             54
                     Controller

Edward V. Lahey,     Senior Vice President, General        56
Jr.                  Counsel and Secretary

Indra K. Nooyi       Senior  Vice  President,  Strategic   39
                     Planning


      Executive officers are elected by the Company's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among the Company's executive officers.

Item 11.  Executive Compensation

      Information on compensation of the Company's directors and executive officers is contained in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

     Information on the number of shares of PepsiCo Capital Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption "Ownership of Capital Stock by Directors and Officers" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference. As far as is known to the Company, no person owns beneficially more than 5% of the outstanding shares of PepsiCo Capital Stock.

Item 13.  Certain Relationships and Related Transactions

     Not applicable.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

     (a)  1.   Financial Statements

                   See Index to Financial Information on page F-1.

          2.   Financial Statement Schedules

                    See Index to Financial Information on page F-1.

          3.   Exhibits

                    See Index to Exhibits on page E-1.

     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, PepsiCo has duly caused this report  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.

Dated:  March 28, 1995


                         PEPSICO, INC.


                    By:  /s/ EDWARD V. LAHEY, JR.
                         Edward V. Lahey, Jr.
                         Attorney-in-Fact


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

      SIGNATURE                TITLE                       DATE



/s/ D. WAYNE CALLOWAY         Chairman of the Board and   March 28, 1995
D. Wayne Calloway             Chief Executive Officer


/s/ ROBERT G. DETTMER         Executive Vice President    March 28, 1995
Robert G. Dettmer             and Chief Financial
                              Officer


/s/ ROBERT L. CARLETON        Senior Vice President and   March 28, 1995
Robert L. Carleton            Controller (Chief
                              Accounting Officer)


/s/ ROGER A. ENRICO           Vice Chairman of the         March 28, 1995
Roger A. Enrico               Board, Chairman and Chief
                              Executive Officer, PepsiCo
                              Worldwide Restaurants, and
                              Director


/s/ JOHN F. AKERS             Director                    March 28, 1995
John F. Akers


/s/ ROBERT E. ALLEN           Director                    March 28, 1995
Robert E. Allen


/s/ JOHN J. MURPHY            Director                    March 28, 1995
John J. Murphy


/s/ ANDRALL E. PEARSON        Director                    March 28, 1995
Andrall E. Pearson

/s/ SHARON PERCY              Director                    March 28, 1995
ROCKEFELLER
Sharon Percy Rockefeller


/s/ ROGER B. SMITH            Director                    March 28, 1995
Roger B. Smith


/s/ ROBERT H. STEWART, III    Director                    March 28, 1995
Robert H. Stewart, III


/s/ FRANKLIN A. THOMAS        Director                    March 28, 1995
Franklin A. Thomas


/s/ P. ROY VAGELOS            Director                    March 28, 1995
P. Roy Vagelos


/s/ ARNOLD WEBER              Director                    March 28, 1995
Arnold R. Weber

                      PepsiCo, Inc. and Subsidiaries



                           FINANCIAL INFORMATION



                FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K



                    FISCAL YEAR ENDED DECEMBER 31, 1994

                      PEPSICO, INC. AND SUBSIDIARIES

                      INDEX TO FINANCIAL INFORMATION
                             Item 14(a)(1)-(2)


                                                               Page
                                                            Reference
Item 14(a)(1) Financial Statements

Consolidated Statement of Income for
  the fiscal years December 31, 1994,
  December 25, 1993 and December 26, 1992                        F-2
Consolidated Balance Sheet at December 31, 1994
  and December 25, 1993                                          F-3
Consolidated Statement of Cash Flows for
  the fiscal years ended December 31, 1994,
  December 25, 1993 and December 26, 1992                        F-4
Consolidated Statement of Shareholders' Equity
  for the fiscal years ended December 31, 1994,
  December 25, 1993 and December 26, 1992                        F-6
Notes to Consolidated Financial
  Statements                                                     F-8
Management's Responsibility for Financial Statements             F-37
Report of Independent Auditors, KPMG Peat Marwick LLP            F-38
Selected Quarterly Financial Data                                F-39
Selected Financial Data                                          F-42

Item 14(a)(2) Financial Statement Schedules

     II   Valuation and Qualifying Accounts and Reserves
          for the fiscal years ended December 31, 1994,
          December 25, 1993 and December 26, 1992                F-49



All other financial statements and schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or the notes thereto.

_______________________________________________________________________________
Consolidated Statement of Income
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fifty-three weeks ended December 31, 1994 and fifty-two weeks ended
 December 25, 1993 and December 26, 1992
                                              1994       1993         1992
_______________________________________________________________________________
Net Sales                                $28,472.4  $25,020.7    $21,970.0
Costs and Expenses, net
Cost of sales                             13,715.4   11,946.1     10,611.7
Selling, general and
 administrative expenses                  11,243.6    9,864.4      8,721.2
Amortization of intangible assets            312.2      303.7        265.9
Operating Profit                           3,201.2    2,906.5      2,371.2

Gain on joint venture stock offering          17.8          -            -
Interest expense                            (645.0)    (572.7)      (586.1)
Interest income                               90.4       88.7        113.7

Income Before Income Taxes and Cumulative
  Effect of Accounting Changes             2,664.4    2,422.5      1,898.8

Provision for Income Taxes                   880.4      834.6        597.1

Income Before Cumulative Effect of
  Accounting Changes                       1,784.0    1,587.9      1,301.7

Cumulative Effect of Accounting Changes
Postemployment benefits (net of income
 tax benefit of $29.3)                       (55.3)         -            -
Pension assets (net of income tax
 expense of $14.5)                            23.3          -            -
Postretirement benefits other than
 pensions (net of income tax benefit
 of $218.6)                                      -          -       (356.7)
Income taxes                                     -          -       (570.7)

Net Income                               $ 1,752.0  $ 1,587.9    $   374.3

Income (Charge) Per Share
Before cumulative effect of accounting
 changes                                 $    2.22  $    1.96    $    1.61
Cumulative effect of accounting changes
 Postemployment benefits                     (0.07)         -            -
 Pension assets                               0.03          -            -
 Postretirement benefits other
  than pensions                                  -          -        (0.44)
 Income taxes                                    -          -        (0.71)

Net Income Per Share                     $   2.18   $    1.96    $    0.46

Average shares outstanding used to calculate
 income (charge) per share                  803.6       810.1        806.7
_______________________________________________________________________________
See accompanying Notes to Consolidated Financial Statements.
_______________________________________________________________________________

_____________________________________________________________________________
Consolidated Balance Sheet
(in millions except per share amount)
PepsiCo, Inc. and Subsidiaries
December 31, 1994 and December 25, 1993
                                                       1994        1993
_____________________________________________________________________________
ASSETS
Current Assets
Cash and cash equivalents                         $   330.7   $   226.9
Short-term investments, at cost                     1,157.4     1,573.8

                                                    1,488.1     1,800.7
Accounts and notes receivable, less allowance:
  $150.6 in 1994 and $128.3 in 1993                 2,050.9     1,883.4
Inventories                                           970.0       924.7
Prepaid expenses, taxes and
 other current assets                                 563.2       499.8

     Total Current Assets                           5,072.2     5,108.6

Investments in Affiliates                           1,295.2     1,090.5
Property, Plant and Equipment, net                  9,882.8     8,855.6
Intangible Assets, net                              7,842.1     7,929.5
Other Assets                                          699.7       721.6
       Total Assets                               $24,792.0   $23,705.8

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                  $ 1,451.6   $ 1,390.0
Accrued compensation and benefits                     753.5       726.0
Short-term borrowings                                 678.5     2,191.2
Income taxes payable                                  671.7       823.7
Accrued marketing                                     546.2       400.9
Other current liabilities                           1,168.9     1,043.1

     Total Current Liabilities                      5,270.4     6,574.9

Long-term Debt                                      8,840.5     7,442.6
Other Liabilities                                   1,852.1     1,342.0
Deferred Income Taxes                               1,972.9     2,007.6

Shareholders' Equity
Capital stock, par value 1 2/3 cents per share:
 authorized 1,800.0 shares, issued 863.1 shares        14.4        14.4
Capital in excess of par value                        934.4       879.5
Retained earnings                                   7,739.1     6,541.9
Currency translation adjustment and other            (470.6)     (183.9)

                                                    8,217.3     7,251.9
Less:  Treasury stock, at cost:
  73.2 shares and 64.3 shares in 1994 and
   1993, respectively                              (1,361.2)     (913.2)
     Total Shareholders' Equity                     6,856.1     6,338.7
       Total Liabilities and
        Shareholders' Equity                      $24,792.0   $23,705.8

____________________________________________________________________________
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________________

___________________________________________________________________________
Consolidated Statement of Cash Flows (page 1 of 2)
(in millions)
PepsiCo, Inc. and Subsidiaries
Fifty-three weeks ended December 31, 1994 and fifty-two weeks ended December 25, 1993 and December 26, 1992

                                             1994        1993       1992
___________________________________________________________________________
Cash Flows - Operating Activities
Income before cumulative effect of
 accounting changes                     $ 1,784.0   $ 1,587.9  $ 1,301.7
Adjustments to reconcile income
 before cumulative effect of
 accounting changes to net cash
 provided by operating activities:
  Depreciation and amortization           1,576.5     1,444.2    1,214.9
  Deferred income taxes                     (66.9)       83.3      (52.0)
  Other noncash charges and
   credits, net                             391.1       344.8      315.6
Changes in operating working capital,
 excluding effects of acquisitions:
  Accounts and notes receivable            (111.8)     (161.0)     (45.7)
  Inventories                              (101.6)      (89.5)     (11.8)
  Prepaid expenses, taxes and other
    current assets                            1.2         3.3      (27.4)
  Accounts payable                           30.4       143.2     (102.0)
  Income taxes payable                       54.4      (125.1)     (16.9)
  Other current liabilities                 158.7       (96.7)     135.2
Net change in operating
 working capital                             31.3      (325.8)     (68.6)
Net Cash Provided by Operating
 Activities                               3,716.0     3,134.4    2,711.6

Cash Flows - Investing Activities
Acquisitions and investments
 in affiliates                             (315.8)   (1,011.2)  (1,209.7)
Capital spending                         (2,253.2)   (1,981.6)  (1,549.6)
Proceeds from sales of property,
 plant and equipment                         55.3        72.5       89.0
Short-term investments, by original
 maturity:
  More than three months-purchases         (218.6)     (578.7)  (1,174.8)
  More than three months-maturities         649.5       846.0    1,371.8
  Three months or less, net                  (9.9)       (8.3)    (249.4)
Other, net                                 (268.3)     (109.4)     (30.8)

Net Cash Used for Investing
 Activities                             $(2,361.0)  $(2,770.7) $(2,753.5)

____________________________________________________________________________
(Continued on following page)

___________________________________________________________________________
Consolidated Statement of Cash Flows (page 2 of 2)
(in millions)
PepsiCo, Inc. and Subsidiaries
Fifty-three weeks ended December 31, 1994 and fifty-two weeks ended December 25, 1993 and December 26, 1992

                                             1994       1993       1992
___________________________________________________________________________
Cash Flows - Financing Activities
Proceeds from issuances of
 long-term debt                         $ 1,285.2   $   710.8  $ 1,092.7
Payments of long-term debt               (1,179.5)   (1,201.9)    (616.3)
Short-term borrowings, by original
 maturity:
   More than three months-proceeds        1,303.8     3,033.6      911.2
   More than three months-payments       (1,727.7)   (2,791.6)  (2,062.6)
   Three months or less, net                113.8       839.0    1,075.3
Cash dividends paid                        (540.2)     (461.6)    (395.5)
Purchases of treasury stock                (549.1)     (463.5)     (32.0)
Proceeds from exercises of
 stock options                               97.4        68.6       82.8
Other, net                                  (43.5)      (36.7)     (30.9)
Net Cash (Used for) Provided by
 Financing Activities                    (1,239.8)     (303.3)      24.7

Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                  (11.4)       (3.4)       0.4

Net Increase (Decrease) in Cash
 and Cash Equivalents                       103.8        57.0      (16.8)
Cash and Cash Equivalents
 - Beginning of Year                        226.9       169.9      186.7

Cash and Cash Equivalents
 - End of Year                          $   330.7   $   226.9  $   169.9
___________________________________________________________________________
Supplemental Cash Flow Information
  Cash Flow Data
   Interest paid                        $   591.1       549.5      574.7
   Income taxes paid                    $   663.1       675.6      519.7
  Schedule of Noncash Investing
   and Financing Activities
   Liabilities assumed in
    connection with acquisitions        $   223.5       897.0      383.8
   Issuance of treasury stock and
    debt for acquisitions               $    38.8       364.5      189.5
   Book value of net assets exchanged
    for investment in affiliates        $       -        60.8       86.7
___________________________________________________________________________
See accompanying Notes to Consolidated Financial Statements.

___________________________________________________________________________


Consolidated Statement of Shareholders' Equity (page 1 of 2)
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fifty-three weeks ended December 31, 1994 and fifty-two weeks ended
 December 25, 1993 and December 26, 1992
                                               Capital Stock
                                         Issued           Treasury
                                    Shares    Amount Shares      Amount

Shareholders' Equity,
 December 28, 1991                  863.1      $14.4 (74.0)    $  (745.9)
1992 Net income                         -          -     -             -
 Cash dividends declared
  (per share-$0.51)                     -          -     -             -
 Currency translation adjustment        -          -     -             -
 Shares issued in connection with
  acquisitions                          -          -   4.3          44.2
 Stock option exercises, including
  tax benefits of $57.5                 -          -   6.3          65.3
 Purchases of treasury stock            -          -  (1.0)        (32.0)
 Other                                  -          -   0.1           1.4
Shareholders' Equity,
 December 26, 1992                  863.1      $14.4 (64.3)    $  (667.0)
1993 Net income                         -          -     -             -
 Cash dividends declared
  (per share-$0.61)                     -          -     -             -
 Currency translation adjustment        -          -     -             -
 Purchases of treasury stock            -          - (12.4)       (463.5)
 Shares issued in connection with
  acquisitions                          -          -   8.9         170.2
 Stock option exercises, including
  tax benefits of $23.4                 -          -   3.4          46.0
 Pension liability adjustment, net
  of deferred taxes of $5.1             -          -     -             -
 Other                                  -          -   0.1           1.1
Shareholders' Equity,
 December 25, 1993                  863.1      $14.4 (64.3)    $  (913.2)
1994 Net income                         -          -     -             -
 Cash dividends declared
  (per share-$0.70)                     -          -     -            -
 Currency translation adjustment        -          -     -            -
 Purchases of treasury stock            -          - (15.0)       (549.1)
 Stock option exercises, including
  tax benefits of $27.1                 -          -   4.9          80.8
 Shares issued in connection with
  acquisitions                          -          -   0.9          15.1
 Pension liability adjustment, net
  of deferred taxes of $5.1             -          -     -             -
 Other                                  -          -   0.3           5.2
Shareholders' Equity,
 December 31, 1994                  863.1      $14.4 (73.2)    $(1,361.2)

(Continued on following page)

Consolidated Statement of Shareholders' Equity (page 2 of 2)
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fifty-three weeks ended December 31, 1994 and fifty-two weeks ended
 December 25, 1993 and December 26, 1992
                                 Capital              Currency
                                   in                 Translation
                                 Excess of  Retained  Adjustment
                                 Par Value  Earnings  and Other   Total

Shareholders' Equity,
 December 28, 1991                  $476.6   $5,470.0  $ 330.3   $5,545.4
1992 Net income                          -      374.3        -      374.3
 Cash dividends declared
  (per share-$0.51)                      -     (404.6)       -     (404.6)
 Currency translation adjustment         -          -   (429.3)    (429.3)
 Shares issued in connection with
  acquisitions                       115.3          -        -      159.5
 Stock option exercises, including
  tax benefits of $57.5               74.9          -        -      140.2
 Purchases of treasury stock             -          -        -      (32.0)
 Other                                 0.8          -        -        2.2
Shareholders' Equity,
 December 26, 1992                  $667.6   $5,439.7  $ (99.0)  $5,355.7
1993 Net income                          -    1,587.9        -    1,587.9
 Cash dividends declared
  (per share-$0.61)                      -     (485.7)       -     (485.7)
 Currency translation adjustment         -          -    (77.0)     (77.0)
 Purchases of treasury stock             -          -        -     (463.5)
 Shares issued in connection with
  acquisitions                       164.6          -        -      334.8
 Stock option exercises, including
  tax benefits of $23.4               46.1          -        -       92.1
 Pension liability adjustment, net
  of deferred taxes of $5.1              -          -     (7.9)      (7.9)
 Other                                 1.2          -        -        2.3
Shareholders' Equity,
 December 25, 1993                  $879.5   $6,541.9  $(183.9)  $6,338.7
1994 Net income                          -    1,752.0        -    1,752.0
 Cash dividends declared
  (per share-$0.70)                      -     (554.8)       -     (554.8)
 Currency translation adjustment         -          -   (294.6)    (294.6)
 Purchases of treasury stock             -          -        -     (549.1)
 Stock option exercises, including
  tax benefits of $27.1               44.5          -        -      125.3
 Shares issued in connection with
  acquisitions                        13.7          -        -       28.8
 Pension liability adjustment, net
  of deferred taxes of $5.1              -          -      7.9        7.9
 Other                                (3.3)         -        -        1.9
Shareholders' Equity,
 December 31, 1994                  $934.4   $7,739.1  $(470.6)  $6,856.1

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(tabular dollars in millions except per share amounts)

Note 1 - Summary of Significant Accounting Policies

The preparation of the Consolidated Financial Statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform with the 1994 presentation. Significant accounting policies are discussed below, or where applicable, in the Notes that follow.
      Principles of Consolidation. The financial statements reflect the consolidated accounts of PepsiCo, Inc. and its controlled affiliates.
Intercompany accounts and transactions have been eliminated. Investments in affiliates in which PepsiCo exercises significant influence but not control are accounted for by the equity method and the equity in net income is included in Selling, general and administrative expenses.
     Marketing Costs. Marketing costs are reported in Selling, general and administrative expenses and include costs of advertising, marketing and promotional programs. Promotional discounts are expensed as incurred and other marketing costs not deferred at year-end are charged to expense ratably in relation to sales over the year in which incurred. Marketing costs deferred at year-end consist of media and personal service advertising prepayments, promotional materials in inventory and production costs of future media advertising; these assets are expensed in the year first used.
      Promotional  discounts  to  retailers in  the  beverage  segment  are classified as a reduction of sales; in the snack food segment, such discounts are generally classified as marketing costs. The difference in classification reflects our historical view that promotional discounts had become so pervasive in the beverage industry, compared to the snack food industry, that they were effectively price discounts and should be classified accordingly. This differing accounting classification was also supported by a survey of the accounting practice of others in the beverage and snack foods industries. PepsiCo plans to review its accounting policy in 1995 to determine whether the different accounting classification for beverages and snack foods still reflects the substance of the activity and whether it continues to be consistent with others in our industries. Depending on the outcome of the review, PepsiCo may change its accounting classification of beverage or snack food promotional discounts. Any change will not impact reported earnings as it would only result in a reclassification of the cost of promotional discounts between Net Sales and Selling, general and administrative expenses.
      Cash Equivalents. Cash equivalents represent funds temporarily invested (with original maturities not exceeding three months) as part of PepsiCo's management of day-to-day operating cash receipts and disbursements. All other investment portfolios, largely held outside the U.S., are primarily classified as short-term investments.
      Net Income Per Share. Net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during each year.
     Research and Development Expenses. Research and development expenses, which are expensed as incurred, were $152 million, $113 million and $102 million in 1994, 1993 and 1992, respectively.
      Fiscal Year. PepsiCo's fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every 5 or 6 years. The fiscal year ending December 31, 1994 consisted of 53 weeks.

Note 2 - Business Segments

Business Segments

PepsiCo  operates  on  a  worldwide basis within three  industry  segments:
beverages, snack foods and restaurants. The beverage segment primarily markets its Pepsi, Diet Pepsi, Mountain Dew and other brands worldwide and 7UP internationally, and manufactures concentrates for its brands for sale to franchised bottlers worldwide. The segment also operates bottling plants and distribution facilities located in the U.S. and in various international markets, and manufactures and distributes ready-to-drink Lipton tea products in North America. In addition, under separate distribution and joint venture agreements, the segment distributes certain previously existing, as well as manufactures and distributes new jointly-developed, Ocean Spray juice products in the U.S. and Canada. The snack food segment manufactures, distributes and markets chips and other snacks worldwide, with Frito-Lay representing the domestic business. The international snack food business includes major operations in Mexico, the U.K. and Canada. The restaurant segment consists primarily of the operations of the worldwide Pizza Hut, Taco Bell and KFC chains. PFS, PepsiCo's restaurant distribution operation, supplies company-owned and franchised restaurants, principally in the U.S. Net sales and operating profits of PFS' franchisee operations have been allocated to each restaurant chain.
      Unallocated Expenses, net includes corporate headquarters expenses, minority interests, primarily in the Gamesa (Mexico) and Wedel (Poland) snack food businesses, foreign exchange translation and transaction gains and losses and other corporate items not allocated to the business segments. Corporate Identifiable Assets consist principally of short-term investments held outside the U.S. and investments in affiliates.
       PepsiCo has invested in about 75 joint ventures, principally international and all within PepsiCo's three industry segments, in which it exercises significant influence but not control. Equity in net income of these affiliates was $37.8, $30.1, and $40.1 in 1994, 1993 and 1992,
respectively. The increase in 1994 primarily reflected increased profits at Snack Ventures Europe (SVE). The decline in 1993 primarily reflected the expansion costs in a beverage affiliate in India and lower profits at SVE. International snack food affiliates, which represented the largest component of equity in net income of affiliates, contributed $34.3, $24.1 and $23.2 in 1994, 1993 and 1992, respectively. Dividends received from affiliates totaled $33.1, $16.4 and $29.6 in 1994, 1993 and 1992, respectively.
      PepsiCo's year-end investments in affiliates totaled $1.3 billion in 1994, $1.1 billion in 1993 and $904.9 in 1992. The increase in 1994 reflected advances to California Pizza Kitchen (CPK), a domestic casual dining restaurant chain, and investments in international franchised bottling operations in Thailand and China, partially offset by the translation impact of the late 1994 devaluation of the Mexican peso. Significant investments in affiliates at year-end 1994 included $234.3 in General Bottlers, a U.S. franchised bottler, $162.9 in CPK, $160.2 in a KFC Japan joint venture, $123.2 in BAESA, a franchised bottler with operations in South America, and $80.9 in SVE.

Items Affecting Comparability

Fiscal Year
1994 consisted of 53 weeks and the years 1989 through 1993 consisted of 52 weeks. The estimated favorable impact on net sales of the fifty-third week was $433.5, increasing beverage, snack food and restaurant net sales by $118.9, $142.6 and $172.0, respectively. The estimated favorable impact on operating profits of the fifty-third week was $64.5, increasing beverage, snack food and restaurant operating profits by $16.8, $26.0 and $22.9, respectively, and increasing unallocated expenses, net by $1.2.

Unusual Items
Unusual  charges totaled $193.5 in 1992, $170.0 in 1991 and $83.0 in  1990.
These unusual items were as follows:
      Beverages - 1992 included $145.0 in charges consisting of $115.4 and $29.6 to reorganize and streamline domestic and international operations, respectively. 1990 included a $10.5 domestic charge for trade receivables exposures.
      Snack Foods - 1992 included a $40.3 charge principally to consolidate the Walkers businesses in the U.K. 1991 included $127.0 in charges consisting of $91.4 and $23.6 to streamline domestic and U.K. operations, respectively, and $12.0 to dispose of all or part of a small unprofitable
business  in  Japan.   1990  included a $10.6  domestic  charge  for  trade
receivables exposures.
      Restaurants - 1991 included $43.0 in charges at KFC consisting of $34.0 to streamline operations and $9.0 related to a delay in the U.S. roll-out of a new product. 1990 included $28.0 in charges consisting of $17.6 for closure of certain underperforming restaurants (Pizza Hut - $9.0, Taco Bell - $4.0 and KFC - $4.6) and $10.4 for reorganization charges for Pizza Hut.
     Unallocated Expenses, net - 1992 included an $8.2 charge to streamline operations of the SVE joint venture. 1990 included $33.9 in charges consisting of $18.0 for accelerated contributions to the PepsiCo Foundation and $15.9 to reduce the carrying amount of an international Pizza Hut affiliate.
      See Note 16 and Management's Analysis of beverage and snack food performance on pages 15 and 19, respectively, for additional information on restructurings.

Accounting Changes
In 1994, PepsiCo adopted a preferred method for calculating the market-related value of plan assets used in determining annual pension expense (see Note 13) and extended the depreciable lives on certain domestic Pizza Hut delivery assets. As compared to the previous accounting methods, these changes increased 1994 operating profit by $49.1, increasing beverage, snack food and restaurant profits by $12.4, $15.5 and $19.6 (almost all domestic), respectively, and decreasing 1994 unallocated expenses, net by $1.6.
      In 1992, PepsiCo adopted Statements of Financial Accounting Standards No. 106 and 109, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and "Accounting for Income Taxes," respectively. As compared to the previous accounting methods, these changes reduced 1992 operating profit by $72.8, decreasing beverage, snack food and restaurant profits by $22.4, $30.8 and $15.4, respectively, and increasing 1992 unallocated expenses, net by $4.2. See Notes 12 and 17, respectively.

_______________________________________________________________________
INDUSTRY SEGMENTS - NET SALES                  (page 1 of 7)
(dollars in millions)
_______________________________________________________________________
               5-Year Compounded
                  Growth Rate
                 1989  -  1994   1994          1993         1992
_______________________________________________________________________

Beverages:
  Domestic            7.2%      $ 6,541.2    $ 5,918.1   $ 5,485.2
  International      22.2%        3,146.3      2,720.1     2,120.4
                     10.9%        9,687.5      8,638.2     7,605.6

Snack Foods:
  Domestic            9.3%        5,011.3      4,365.3     3,950.4
  International      32.0%        3,253.1      2,661.5     2,181.7
                     15.5%        8,264.4      7,026.8     6,132.1

Restaurants:
  Domestic           13.2%        8,693.9      8,025.7     7,115.4
  International      26.4%        1,826.6      1,330.0     1,116.9
                     14.9%       10,520.5      9,355.7     8,232.3

Combined Segments:
  Domestic           10.1%       20,246.4     18,309.1    16,551.0
  International      26.6%        8,226.0      6,711.6     5,419.0
                     13.6%      $28,472.4    $25,020.7   $21,970.0

_______________________________________________________________________

                                 1991          1990
_______________________________________________________________________

Beverages:
  Domestic                      $ 5,171.5    $ 5,034.5
  International                   1,743.7      1,488.5
                                  6,915.2      6,523.0

Snack Foods:
  Domestic                        3,737.9      3,471.5
  International                   1,512.2      1,295.3
                                  5,250.1      4,766.8

Restaurants:
  Domestic                        6,258.4      5,540.9
  International                     868.5        684.8
                                  7,126.9      6,225.7

Combined Segments:
  Domestic                       15,167.8     14,046.9
  International                   4,124.4      3,468.6
                                $19,292.2    $17,515.5
_______________________________________________________________________

______________________________________________________________________
INDUSTRY SEGMENTS - OPERATING PROFITS          (page 2 of 7)
(dollars in millions)
_______________________________________________________________________
               5-Year Compounded
                  Growth Rate
                 1989  -  1994(a)              1994         1993 1992
_______________________________________________________________________
Beverages:
  Domestic           12.1%      $ 1,022.3    $   936.9   $   686.3
  International      20.0%          194.7        172.1       112.3
                     13.2%        1,217.0      1,109.0       798.6

Snack Foods:
  Domestic            8.9%        1,025.1        900.7       775.5
  International      27.1%          351.8        288.9       209.2
                     12.2%        1,376.9      1,189.6       984.7

Restaurants:
  Domestic           12.2%          658.8        685.1       597.8
  International       4.3%           71.5         92.9       120.7
                     11.3%          730.3        778.0       718.5

Combined Segments:
  Domestic           11.1%        2,706.2      2,522.7     2,059.6
  International      20.6%          618.0        553.9       442.2
                     12.3%        3,324.2      3,076.6     2,501.8

Equity Income                        37.8         30.1        40.1

Unallocated Expenses,
 net                               (160.8)      (200.2)     (170.7)

Operating Profit     12.6%      $ 3,201.2    $ 2,906.5   $ 2,371.2
_______________________________________________________________________
(a) Growth rates exclude the impact of previously disclosed 1989 unusual items affecting international beverages and domestic Taco Bell and KFC. There were no unusual items in 1994.

_______________________________________________________________________
INDUSTRY SEGMENTS - OPERATING PROFITS          (page 3 of 7)
(dollars in millions)
_______________________________________________________________________

                                 1991          1990
_______________________________________________________________________
Beverages:
  Domestic                      $   746.2    $   673.8
  International                     117.1         93.8
                                    863.3        767.6

Snack Foods:
  Domestic                          616.6        732.3
  International                     140.1        160.3
                                    756.7        892.6

Restaurants:
  Domestic                          479.4        447.2
  International                      96.2         75.2
                                    575.6        522.4

Combined Segments:
  Domestic                        1,842.2      1,853.3
  International                     353.4        329.3
                                  2,195.6      2,182.6

Equity Income                        32.2         30.1

Unallocated Expenses,
 net                               (116.0)      (170.6)

Operating Profit                $ 2,111.8    $ 2,042.1
_______________________________________________________________________

_______________________________________________________________________
NET SALES BY RESTAURANT CHAIN                (page 4 of 7)
(dollars in millions)
_______________________________________________________________________
               5-Year Compounded
                  Growth Rate
                 1989  -  1994    1994         1993        1992
_______________________________________________________________________

Pizza Hut            12.8%      $ 4,474.4    $4,128.7    $3,603.5
Taco Bell            18.3%        3,401.4     2,901.3     2,460.0
KFC                  14.7%        2,644.7     2,325.7     2,168.8
                     14.9%      $10,520.5    $9,355.7    $8,232.3
_______________________________________________________________________

                                  1991         1990
_______________________________________________________________________

Pizza Hut                       $3,258.3     $2,949.9
Taco Bell                        2,038.1      1,745.5
KFC                              1,830.5      1,530.3
                                $7,126.9     $6,225.7
_______________________________________________________________________
OPERATING PROFITS BY RESTAURANT CHAIN
_______________________________________________________________________
               5 Year Compounded
                  Growth Rate
                 1989 - 1994(a)   1994         1993        1992
_______________________________________________________________________

Pizza Hut             7.5%      $  294.8     $  372.1    $  335.4
Taco Bell            18.7%         270.3        253.1       214.3
KFC                   9.0%         165.2        152.8       168.8
                     11.3%      $  730.3     $  778.0    $  718.5
_______________________________________________________________________
                                  1991         1990
_______________________________________________________________________

Pizza Hut                       $  314.5     $  245.9
Taco Bell                          180.6        149.6
KFC                                 80.5        126.9
                                $  575.6     $  522.4
_______________________________________________________________________
(a) Growth rates exclude the impact of previously disclosed 1989 unusual items affecting international beverages and domestic Taco Bell and KFC. There were no unusual items in 1994.

_______________________________________________________________________
GEOGRAPHIC AREAS(b)                          (page 5 of 7)
(dollars in millions)
_______________________________________________________________________

                                         Net Sales
                                1994           1993        1992
_______________________________________________________________________

United States                 $20,246.4      $18,309.1   $16,551.0
Europe                          2,177.1        1,819.0     1,349.0
Mexico                          2,022.8        1,613.4     1,234.6
Canada                          1,244.3        1,206.1       979.6
Other                           2,781.8        2,073.1     1,855.8

                              $28,472.4      $25,020.7   $21,970.0

_______________________________________________________________________

                                    Segment Operating Profits
                                1994           1993        1992
_______________________________________________________________________

United States                 $ 2,706.2      $ 2,522.7   $ 2,059.6
Europe                             16.7           47.4        52.6
Mexico                            261.4          223.1       172.1
Canada                             81.6          101.7        78.9
Other                             258.3          181.7       138.6

                              $ 3,324.2      $ 3,076.6   $ 2,501.8

_______________________________________________________________________

                                       Identifiable Assets
                                1994           1993        1992
_______________________________________________________________________

United States                 $14,218.4      $13,589.5   $11,957.0
Europe                          3,062.0        2,666.1     1,948.4
Mexico                            994.7        1,217.1     1,054.6
Canada                          1,342.1        1,364.0     1,340.6
Other                           2,195.6        1,675.1     1,282.0

Combined Segments              21,812.8       20,511.8    17,582.6

Corporate                       2,979.2        3,194.0     3,368.6

                              $24,792.0      $23,705.8   $20,951.2

______________________________________________________________________

(b)  The   results   of   centralized   concentrate   manufacturing
     operations in Puerto Rico and Ireland have been allocated based upon sales to the respective areas.

_______________________________________________________________________
INDUSTRY SEGMENTS                              (page 6 of 7)
(dollars in millions)
_______________________________________________________________________
               5-Year Compounded
                 Growth Rate    Amortization of Intangible Assets
                1989  -  1994      1994        1993         1992
_______________________________________________________________________
Beverages              7.6%     $  164.8     $  157.4    $  137.6
Snack Foods           17.8%         42.0         40.9        40.5
Restaurants           28.9%        105.4        105.4        87.8
                      14.0%     $  312.2     $  303.7    $  265.9

By Restaurant Chain:
  Pizza Hut           31.6%     $   41.5     $   44.7    $   33.3
  Taco Bell           22.9%         26.9         23.0        16.4
  KFC                 31.2%         37.0         37.7        38.1
                      28.9%     $  105.4     $  105.4    $   87.8
_______________________________________________________________________

_______________________________________________________________________
               5 Year Compounded
                 Growth Rate        Depreciation Expense
                1989  -  1994      1994        1993         1992
_______________________________________________________________________
Beverages             14.9%     $  385.4     $  358.5    $  290.6
Snack Foods           11.7%        297.0        279.2       251.2
Restaurants           17.5%        538.8        457.2       374.3
Corporate                            7.0          6.6         6.9
                      15.0%     $1,228.2     $1,101.5    $  923.0

By Restaurant Chain:
  Pizza Hut           17.8%     $  218.6     $  193.4    $  150.5
  Taco Bell           18.1%        156.0        124.6       101.5
  KFC                 16.7%        164.2        139.2       122.3
                      17.5%     $  538.8     $  457.2    $  374.3
_______________________________________________________________________
               5 Year Compounded
                 Growth Rate             Identifiable Assets
                1989  -  1994      1994        1993         1992
_______________________________________________________________________
Beverages              9.1%     $ 9,566.0    $ 9,105.2   $ 7,857.5
Snack Foods            8.8%       5,043.9      4,994.5     4,628.0
Restaurants           18.6%       7,202.9      6,412.1     5,097.1
Corporate                         2,979.2      3,194.0     3,368.6
                      10.4%     $24,792.0    $23,705.8   $20,951.2

By Restaurant Chain:
  Pizza Hut           20.9%     $ 2,536.4    $ 2,232.9   $ 1,676.8
  Taco Bell           21.1%       2,390.7      2,075.9     1,523.7
  KFC                 14.2%       2,275.8      2,103.3     1,896.6
                      18.6%     $ 7,202.9    $ 6,412.1   $ 5,097.1

_______________________________________________________________________

_______________________________________________________________________
INDUSTRY SEGMENTS                            (page 7 of 7)
(dollars in millions)
_______________________________________________________________________
               5-Year Compounded
                 Growth Rate           Capital Spending (c)
                1989  -  1994      1994        1993         1992
_______________________________________________________________________
Beverages             20.4%     $  677.1     $  491.3    $  343.7
Snack Foods           15.6%        532.1        491.4       446.2
Restaurants           20.3%      1,072.0      1,004.4       757.2
Corporate                            7.2         20.8        18.0
                      19.0%     $2,288.4     $2,007.9    $1,565.1

Domestic              13.7%     $1,492.6     $1,388.0    $1,069.0
International         35.7%        795.8        619.9       496.1
                      19.0%     $2,288.4     $2,007.9    $1,565.1

By Restaurant Chain:
  Pizza Hut           19.3%     $  389.0     $  295.0    $  212.8
  Taco Bell           35.4%        473.4        459.4       339.0
  KFC                  5.6%        209.6        250.0       205.4
                      20.3%     $1,072.0     $1,004.4    $  757.2
_______________________________________________________________________

                                       Acquisitions and
                                  Investments in Affiliates (d)
                                   1994        1993         1992
_______________________________________________________________________
Beverages                       $  195.0     $  711.5    $  717.5
Snack Foods                         11.8         75.5       201.3
Restaurants                        147.8        588.7       480.4
                                $  354.6     $1,375.7    $1,399.2

Domestic                        $   87.8     $  757.3    $  549.5
International                      266.8        618.4       849.7
                                $  354.6     $1,375.7    $1,399.2

By Restaurant Chain:
  Pizza Hut                     $   94.6     $  312.9    $  247.7
  Taco Bell                         32.3        186.8        72.4
  KFC                               20.9         89.0       160.3
                                $  147.8     $  588.7    $  480.4
______________________________________________________________________
(c) Included noncash amounts related to capital leases, largely in the restaurant segment, of $35.2 in 1994, $26.3 in 1993 and $15.5 in 1992.
(d) Included noncash amounts related to treasury stock and debt issued in domestic transactions of $38.8 in 1994, $364.5 in 1993 and $189.5 in 1992. Of these noncash amounts, 14%, 65% and 58%, respectively, related to the beverage segment and the balance related to the restaurant segment.

Note 3 - Items Affecting Comparability

The fifty-third week, as described in Note 1, increased earnings in 1994 by approximately $54.0 million ($34.9 million after-tax or $0.04 per share). See Items Affecting Comparability on page F-9 for the estimated impact of the fifty-third week on comparability of net sales and operating profits.
      The effects of unusual items, primarily restructuring charges, and accounting changes on comparability of operating profits are provided in Items Affecting Comparability on page F-10.
      Information regarding the 1994 gain from a public share offering by PepsiCo's BAESA joint venture and a 1993 charge to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase due to 1993 U.S. tax legislation are provided in Notes 4 and 17, respectively.

Note 4 - Joint Venture Stock Offering

In 1993, PepsiCo entered into an arrangement with the principal shareholders of Buenos Aires Embotelladora S.A. (BAESA), a franchised bottler with operations in Argentina and Costa Rica. PepsiCo contributed certain assets, primarily bottling operations in Chile and Uruguay, while the shareholders contributed all of their outstanding shares in BAESA, representing 72.8% of the voting control and 42.5% of the ownership interest. Through this arrangement, PepsiCo's ownership in BAESA, which is accounted for by the equity method, was 25.9%.
      On March 24, 1994, BAESA completed a public offering of 2.9 million American Depositary Shares (ADS) at $34.50 per ADS, which are traded on the New York Stock Exchange. In conjunction with the offering, PepsiCo and certain other shareholders exercised options for the equivalent of 1.6 million ADS. As a result of these transactions, PepsiCo's ownership in BAESA declined to 23.8%. The transactions generated cash proceeds for BAESA of $136.4 million. The resulting one-time, noncash gain to PepsiCo was $17.8 million ($16.8 million after-tax or $0.02 per share).

Note 5 - Acquisitions and Investments in Affiliates

During 1994, PepsiCo completed acquisitions and affiliate investments aggregating $355 million, principally for cash. In addition, approximately $41 million of debt was assumed in these transactions, most of which was subsequently retired. This activity included equity investments in international franchised bottling operations, primarily in Thailand and China, and acquisitions of international and domestic franchised restaurant operations and franchised and independent bottling operations, primarily in India and Mexico.
      During 1993, PepsiCo completed acquisitions and affiliate investments aggregating $1.4 billion, principally comprised of $1.0 billion in cash and $335 million in PepsiCo Capital Stock. Approximately $307 million of debt was assumed in these transactions, more than half of which was subsequently retired. This activity included acquisitions of domestic and international franchised restaurant operations, the buyout of PepsiCo's joint venture partners in a franchised bottling operation in Spain and the related acquisition of their fruit-flavored beverage concentrate operation, the acquisition of the remaining 85% interest in a large franchised bottling operation in the Northwestern U.S., the acquisition of a regional Mexican-style casual dining restaurant chain in the U.S. and equity investments in certain franchised bottling operations in Argentina and Mexico.

     During 1992, acquisitions and affiliate investment activity aggregated $1.4 billion, principally for cash. In addition, approximately $218 million of debt was assumed in these transactions, most of which was subsequently retired. This activity included acquisitions of international (primarily Canada) and domestic franchised bottling operations and a number of domestic and international franchised restaurant operations, the buyout of PepsiCo's joint venture partner in a Canadian snack food business and an equity investment in a domestic casual dining restaurant chain featuring gourmet pizza. In addition, PepsiCo exchanged certain previously consolidated snack food operations in Europe with a net book value of $87 million for a 60% equity interest in an international snack food joint venture with General Mills, Inc. PepsiCo secured a controlling interest in its Mexican cookie affiliate, Gamesa, through an exchange of certain non-cookie operations of Gamesa for its joint venture partner's interest.
      The acquisitions have been accounted for by the purchase method; accordingly, their results are included in the Consolidated Financial Statements from their respective dates of acquisition. The aggregate impact of acquisitions was not material to PepsiCo's net sales, net income or net income per share; accordingly, no related pro forma information is provided.

Note 6 - Inventories

Inventories are valued at the lower of cost (computed on the average, first-in, first-out or last-in, first-out [LIFO] method) or net realizable value. The cost of 38% of 1994 inventories and 41% of 1993 inventories was computed using the LIFO method. Use of the LIFO method increased the total 1994 and 1993 year-end inventory amounts below by $5.5 million and $8.9 million, respectively.


                                       1994         1993

Raw materials and supplies            $454.8       $463.9
Finished goods                         515.2        460.8
                                      $970.0       $924.7

      See page 8 of Management's Analysis - Overview, for a discussion of PepsiCo's use of futures contracts to hedge its exposure to market price fluctuations for certain raw materials. Gains and losses on these contracts are deferred and included in the related cost of raw materials when purchased. Gains and losses realized in 1994 or deferred at year-end were not significant. As of December 31, 1994, PepsiCo had various open contracts, generally expiring by December 1995, which were not material.

Note 7 - Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets. Depreciation expense in 1994, 1993 and 1992 was $1.2 billion, $1.1 billion and $923 million, respectively.

                                     1994         1993

Land                               $ 1,321.6   $ 1,186.4
Buildings and improvements           5,664.1     5,017.6
Capital leases, primarily
 buildings                             451.2       402.6
Machinery and equipment              8,208.1     7,175.0
Construction in progress               485.1       468.4
                                    16,130.1    14,250.0

Accumulated depreciation            (6,247.3)   (5,394.4)
                                   $ 9,882.8   $ 8,855.6


Note 8 - Intangible Assets

Identifiable intangible assets arose from the allocation of purchase prices of businesses acquired and consist principally of reacquired franchise rights and trademarks. Reacquired franchise rights relate to acquisitions of franchised bottling and restaurant operations and trademarks principally relate to acquisitions of international snack food and beverage trademarks. Amounts assigned to such identifiable intangibles were based on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets.
      Intangible assets are amortized on a straight-line basis over appropriate periods generally ranging from 20 to 40 years. Accumulated amortization, included in the amounts below, was $1.6 billion and $1.3 billion at year-end 1994 and 1993, respectively.

                                     1994         1993

Reacquired franchise rights        $3,974.0    $3,959.7
Trademarks                            768.5       849.1
Other identifiable
 intangibles                          249.7       204.1
Goodwill                            2,849.9     2,916.6
                                   $7,842.1    $7,929.5

      The recoverability of carrying amounts of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current or forecasted profitability over the estimated remaining life of the intangible assets, measured as the combined operating profit of the acquired business (including amortization of the intangible assets) and existing businesses that are directly related to the acquired business. Consideration is also given to the estimated disposal values of certain identifiable intangible assets compared to their carrying amounts. If recoverability of an intangible asset is unlikely based on the evaluation, the carrying amount is reduced by the amount it exceeds the forecasted operating profits and any disposal value. For the three-year period ended December 31, 1994, there were no significant adjustments to the carrying amounts of the intangible assets resulting from these evaluations.

Note 9 - Short-term Borrowings and Long-term Debt

______________________________________________________________________________
                                                     1994           1993
______________________________________________________________________________
Short-term Borrowings
Commercial paper (5.4% and 3.3%) (A)              $ 2,254.4      $ 3,535.0
Current maturities of long-term
 debt issuances (A)                                   987.5        1,183.1
Notes (5.4% and 3.5%) (A)                           1,492.4          394.0
Other borrowings (6.5% and 6.3%)                      444.2          529.1
Amount reclassified
 to long-term debt (B)                             (4,500.0)      (3,450.0)
                                                  $   678.5      $ 2,191.2
Long-term Debt
Short-term borrowings, reclassified (B)           $ 4,500.0      $ 3,450.0
Notes due 1995 through 2008 (6.6% and
 6.5%) (A)                                          3,724.7        3,873.8
Euro notes, 8% due 1997                               250.0              -
Zero coupon notes, $795 million due 1995-2012
 (14.6% and 14.4% annual yield to
   maturity)                                          219.2          327.2
Japanese yen 3.3% bonds due 1997 (D)                  200.8              -
Swiss franc perpetual Foreign Interest
 Payment bonds (C)                                    213.0          212.2
Swiss franc 5 1/4% bearer bonds
 due 1995 (D)                                          99.7           90.1
Swiss franc 7 1/8% notes due 1994 (D)                     -           69.8
Capital lease obligations
 (See Note 11)                                        298.2          291.4
Other, due 1995-2015 (8.1% and 6.6%)                  322.4          311.2

                                                    9,828.0        8,625.7

Less current maturities of long-term
 debt issuances                                      (987.5)      (1,183.1)
                                                  $ 8,840.5      $ 7,442.6
______________________________________________________________________________
      The interest rates in the above table indicate, where applicable, the weighted average rates at year-end 1994 and 1993, respectively.
     The carrying amount of long-term debt includes any related discount or premium and unamortized debt issuance costs. The debt agreements include various restrictions, none of which are presently significant to PepsiCo. Subsequent to year-end 1994, PepsiCo issued $150 million of Notes through February 7, 1995.
      The annual maturities of long-term debt through 1999, excluding capital lease obligations and the reclassified short-term borrowings, are:
1995-$1.0 billion, 1996-$1.1 billion, 1997-$1.0 billion, 1998-$1.2  billion and 1999-$280 million.
      See  Management's Analysis - Overview on page 8 for a discussion  of
PepsiCo's use of interest rate swaps and currency exchange agreements   and
its management of the inherent credit risk and Note 10.

      (A) The following table indicates the notional amount and weighted average interest rates, by category, of interest rate swaps outstanding at year-end 1994 and 1993, respectively. The weighted average variable interest rates that PepsiCo pays, which are indexed primarily to either commercial paper or LIBOR rates, are based on rates as of the respective balance sheet date and are subject to change. Terms of interest rate swap agreements match the debt they modify and terminate in 1995 through 2008. The differential to be paid or received on interest rate swaps is accrued as interest rates change and is charged or credited to interest expense over the life of the agreements. The carrying amount of each interest rate swap is reflected in the Consolidated Balance Sheet as a receivable or payable under the appropriate current asset or liability caption.

______________________________________________________________________________
                                             1994             1993
______________________________________________________________________________

Receive fixed-pay variable:
     Notional amount                         $1,557.0        $570.0
     Weighted average receive rate               5.89%         5.96%
     Weighted average pay rate                   6.12%         3.28%

Receive variable-pay variable:
     Notional amount                         $1,008.5        $465.0
     Weighted average receive rate               4.90%         3.81%
     Weighted average pay rate                   5.99%         3.17%

Receive variable-pay fixed:
     Notional amount                         $  215.0        $265.0
     Weighted average receive rate               6.56%         3.84%
     Weighted average pay rate                   8.22%         7.46%
______________________________________________________________________________
       The following table identifies the composition of total debt (excluding capital lease obligations and the effect of the reclassified amounts from short-term borrowings) after giving effect to the impact of interest rate swaps. All short-term borrowings are considered variable interest rate debt for purposes of this table.
______________________________________________________________________________
                                1994                1993
                                   Weighted            Weighted
                                   Average             Average
                         Carrying  Interest  Carrying  Interest
                         Amount    Rate      Amount    Rate

Variable interest
  rate debt:
   Short-term
    borrowings           $5,178.5  6.19%     $5,641.2  4.11%
   Long-term debt         1,102.5  6.25%        567.6  4.75%
                          6,281.0  6.20%      6,208.8  4.17%

Fixed interest rate
 debt                     2,939.8  6.96%      3,133.6  6.95%
                         $9,220.8  6.44%     $9,342.4  5.10%
______________________________________________________________________________

      (B) At year-end 1994 and 1993, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $3.5 billion. Effective January 3, 1995, PepsiCo replaced its existing credit facilities with new revolving credit facilities aggregating $4.5 billion, of which $1.0 billion expire in 1996 and $3.5 billion expire in 2000. At year-end 1994 and 1993, $4.5 billion and $3.5 billion, respectively, of short-term borrowings were classified as long-term debt, reflecting PepsiCo's intent and ability, through the existence of the unused credit facilities, to refinance these borrowings. These credit facilities exist largely to support the issuances of short-term borrowings and are available for acquisitions and other general corporate purposes.
      (C) The coupon rate of the Swiss franc 400 million perpetual Foreign Interest Payment bonds issued in 1986 is 7 1/2% through 1996. The bonds have no stated maturity date. At the end of each 10-year period after the issuance of the bonds, PepsiCo and the bondholders each have the right to cause redemption of the bonds. If not redeemed, the coupon rate will be adjusted based on the prevailing yield of 10-year U.S. Treasury Securities. The principal of the bonds is denominated in Swiss francs. PepsiCo can, and intends to, limit the ultimate redemption amount to the U.S. dollar proceeds at issuance, which is the basis of the carrying amount. Interest payments are made in U.S. dollars and are calculated by applying the coupon rate to the original U.S. dollar principal proceeds of $214 million.
      (D) PepsiCo has entered into currency exchange agreements to hedge its foreign currency exposure on these issues of non-U.S. dollar denominated debt. At year-end 1994, the carrying amount of this debt aggregated $301 million and the receivables and payables under related currency exchange agreements aggregated $50 million and $2 million, respectively, resulting in a net effective U.S. dollar liability of $253 million with a weighted average interest rate of 6.6%. At year-end 1993, the aggregate carrying amount of the debt and the receivables under related currency exchange agreements were $160 million and $41 million, respectively, resulting in a net effective U.S. dollar liability of $119 million with a weighted average fixed interest rate of 6.5%. The carrying amount of each currency exchange agreement is reflected in the Consolidated Balance Sheet as a receivable or payable under the appropriate current and noncurrent asset and liability captions. Changes in the carrying amount of a currency exchange agreement resulting from exchange rate movements are offset by changes in the carrying amount of the related non-U.S. dollar denominated debt, as both amounts are based on current exchange rates.

Note 10 - Fair Value of Financial Instruments

The carrying amounts in the following table are included in the Consolidated Balance Sheet under the indicated captions, except for debt-related derivative instruments (interest rate swaps and currency exchange agreements), which are included in the appropriate current or noncurrent asset or liability caption. Investments consist primarily of debt securities and have been classified as held-to-maturity. Noncurrent investments mature at various dates through 2000.
      Because of the short maturity of cash equivalents and short-term investments, the carrying amount approximates fair value. The fair value of noncurrent investments is based upon market quotes. The fair value of debt, debt-related derivative instruments and guarantees is estimated using market quotes, valuation models and calculations based on market rates.
      See Management's Analysis - Overview on page 8 and Note 9 for more information regarding PepsiCo's use of interest rate swaps and currency exchange agreements and its management of the inherent credit risk.

______________________________________________________________________________
                                         1994               1993
                                    Carrying  Fair     Carrying  Fair
                                    Amount    Value    Amount    Value

Assets
 Cash and
   cash  equivalents               $  330.7  $  330.7   $  226.9   $  226.9
 Short-term
   investments                     $1,157.4  $1,157.4   $1,573.8   $1,573.8
 Other assets (noncurrent
   investments)                    $   48.0  $   47.5   $   55.5   $   55.4

Liabilities
 Debt:
  Short-term borrowings
   and long-term debt,
    net of capital
      leases                       $9,220.8  $9,265.4   $9,342.4   $9,626.0
  Debt-related derivative
   instruments:
    Open contracts in asset
      position                        (51.3)    (51.4)     (42.4)     (72.7)
    Open contracts in liability
      position                          7.9      54.1        1.2       32.8

        Net  debt                  $9,177.4  $9,268.1   $9,301.2   $9,586.1

  Guarantees                              -   $   2.7          -   $    1.7
______________________________________________________________________________
Note 11 - Leases

PepsiCo has noncancelable commitments under both capital and long-term operating leases, primarily for restaurant units. Certain of these units have been subleased to restaurant franchisees. In addition, PepsiCo is lessee under noncancelable leases covering vehicles, equipment and nonrestaurant real estate. Capital and operating lease commitments expire at various dates through 2088 and, in many cases, provide for rent escalations and renewal options. Most leases require payment of related executory costs which include property taxes, maintenance and insurance.
       Future minimum commitments and sublease receivables under noncancelable leases are as follows:

______________________________________________________________________________
                        Commitments     Sublease Receivables
                                         Direct
                    Capital   Operating Financing Operating
______________________________________________________________________________

1995                $ 58.9    $  313.0     $ 3.2     $ 9.6
1996                  53.9       276.4       3.0       8.8
1997                  46.7       247.3       2.7       7.7
1998                  65.2       228.7       2.3       6.7
1999                  34.4       203.3       2.0       6.0
Later years          279.0     1,072.1       7.1      24.2

                    $538.1    $2,340.8     $20.3     $63.0

______________________________________________________________________________

      At year-end 1994, the present value of minimum payments under capital leases was $298 million, after deducting $1 million for estimated executory costs and $239 million representing imputed interest. The present value of minimum receivables under direct financing subleases was $13 million after deducting $7 million of unearned interest income.

     Rental expense and income were as follows:

______________________________________________________________________________
                                               1994      1993     1992
Rental expense
  Minimum                                    $433.5    $392.3    $351.5
  Contingent                                   31.7      27.5      27.5
                                             $465.2    $419.8    $379.0

Rental income
  Minimum                                    $ 11.7    $ 12.2    $ 10.2
  Contingent                                    3.5       4.4       4.5
                                             $ 15.2    $ 16.6    $ 14.7
___________________________________________________________________________
      Contingent rentals are based on sales by restaurants in excess of levels stipulated in the lease agreements.

Note 12 - Postretirement Benefits Other Than Pensions

PepsiCo provides postretirement health care benefits to eligible retired employees and their dependents, principally in the U.S. Retirees who have 10 years of service and attain age 55 while in service with PepsiCo are eligible to participate in the postretirement benefit plans. The plans are not funded and were largely noncontributory through 1993.
      In 1992, PepsiCo adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cumulative effect of this change in accounting for years prior to 1992 resulted in a noncash charge of $575.3 million pretax ($356.7 million after-tax or $0.44 per share).
      Effective in 1993 and 1994, PepsiCo implemented programs intended to stem rising costs and introduced retiree cost-sharing, including adopting a provision which limits its future obligation to absorb health care cost inflation. These amendments resulted in an unrecognized prior service gain of $191 million, which is being amortized on a straight-line basis over the average remaining employee service period of 10 years as a reduction in postretirement benefit expense beginning in 1993.
      The postretirement benefit expense for 1994, 1993 and 1992 included the following components:

______________________________________________________________________________
                                            1994        1993      1992
______________________________________________________________________________
Service cost of benefits earned           $ 18.6       $ 14.7    $25.5
Interest cost on accumulated
 postretirement benefit obligation          41.4         40.6     50.8
Amortization  of prior service (gain) cost (19.6)       (19.6)     0.1
Amortization of net loss                     5.6          0.5        -

                                          $ 46.0       $ 36.2    $76.4
______________________________________________________________________________

      The decline in the 1993 expense was primarily due to the plan amendments, reflecting reductions in service and interest costs as well as the amortization of the unrecognized prior service gain.
      The 1994 and 1993 postretirement benefit liability included the following components:
______________________________________________________________________________
                                                     1994        1993
______________________________________________________________________________
Actuarial present value of postretirement benefit obligation:

  Retirees                                          $(288.6)   $(313.8)
  Fully eligible active plan participants             (88.1)    (107.3)
  Other active plan participants                     (148.0)    (206.9)

Accumulated postretirement benefit obligation        (524.7)    (628.0)

Unrecognized prior service gain                      (151.9)    (171.5)

Unrecognized net loss                                  11.5      148.6

                                                    $(665.1)   $(650.9)
______________________________________________________________________________
      The discount rate assumptions used in computing the information above were as follows:
                                        1994      1993      1992

     Postretirement benefit expense     6.8%      8.2       8.9
     Accumulated postretirement
      benefit obligation                9.1%      6.8       8.2

      The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.
      As a result of the plan amendments discussed above, separate assumed health care cost trend rates are used for employees who retire before and after the effective date of the amendments. The assumed health care cost trend rate for employees who retired before the effective date is 9.5% for 1995, declining gradually to 5.5% in 2005 and thereafter. For employees retiring after the effective date, the trend rate is 8.0% for 1995, declining gradually to 0% in 2005 and thereafter. A 1 point increase in the assumed health care cost trend rate would have increased the 1994 postretirement benefit expense by $2.0 million and would have increased the 1994 accumulated postretirement benefit obligation by $20.6 million.

Note 13 - Pension Plans

PepsiCo sponsors noncontributory defined benefit pension plans covering substantially all full-time domestic employees as well as contributory and
noncontributory   defined   benefit   pension   plans   covering    certain
international employees. Benefits generally are based on years of service and compensation or stated amounts for each year of service. PepsiCo funds the domestic plans in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes. International plans are funded in amounts sufficient to comply with local statutory requirements. The plans' assets consist principally of equity securities, government and corporate debt securities and other fixed income obligations. For 1994 and 1993, the domestic plan assets included 6.9 million shares of PepsiCo Capital Stock, with a market value of $227.2 million and $265.7 million, respectively. Dividends on PepsiCo Capital Stock of $4.7 million and $4.0 million were received by the domestic plans in 1994 and 1993, respectively.
      The international plans presented below are primarily comprised of those in the U.K. and Canada for all three years as well as those in Mexico and Japan for 1994 and 1993. Information for 1992 has not been restated, since complete information for plans in Mexico and Japan was not available.
      The net pension expense for domestic company-sponsored plans included the following components:
______________________________________________________________________________
                                             1994       1993       1992
______________________________________________________________________________
Service cost of benefits earned           $  69.8      $  57.1   $ 52.3
Interest cost on projected benefit
 obligation                                  84.0         75.6     72.0
Return on plan assets:
  Actual loss (gain)                         19.7       (161.5)   (61.3)
  Deferred (loss) gain                     (130.5)        70.9    (26.2)
                                           (110.8)       (90.6)   (87.5)
Amortization of net transition gain         (19.0)       (19.0)   (19.0)
Net other amortization                        9.1          8.8      8.2

                                          $  33.1      $  31.9   $ 26.0
_____________________________________________________________________
      The net pension expense (income) for international company-sponsored plans included the following components:
______________________________________________________________________________
                                             1994       1993       1992
______________________________________________________________________________
Service cost of benefits earned           $ 15.0       $ 12.4    $  8.6
Interest cost on projected benefit
 obligation                                 15.4         15.0      10.9
Return on plan assets:
  Actual loss (gain)                         8.1        (40.8)    (36.0)
  Deferred (loss) gain                     (32.5)        20.4      18.6
                                           (24.4)       (20.4)    (17.4)
Amortization of net transition (gain)
 loss                                       (0.2)         0.3         -
Net other amortization                       1.7          1.7      (6.5)

                                          $  7.5       $  9.0    $ (4.4)
______________________________________________________________________________
     Inclusion of the plans in Mexico and Japan increased the 1994 and 1993 pension expense by $7.9 million and $5.5 million, respectively.

      Reconciliations of the funded status of the domestic plans to the pension liability are as follows:

                                 Assets Exceed      Accumulated Benefits
                              Accumulated Benefits      Exceed Assets
                                1994       1993        1994       1993
______________________________________________________________________________
Actuarial present value of
 benefit obligation:
  Vested benefits             $ (774.0)   $ (726.0) $(21.6)  $(192.8)
  Nonvested benefits             (97.4)      (99.0)   (1.6)    (28.3)

Accumulated benefit
 obligation                     (871.4)     (825.0)  (23.2)   (221.1)
Effect of projected
 compensation increases         (111.1)     (131.6)  (47.6)    (41.7)

Projected  benefit obligation   (982.5)     (956.6)  (70.8)    (262.8)
Plan assets at fair value      1,133.0     1,018.7     2.8     185.2

Plan assets in excess of
 (less than) projected
  benefit obligation             150.5        62.1   (68.0)    (77.6)
Unrecognized prior
 service cost                     30.6        11.7    30.0      49.9
Unrecognized net
 (gain) loss                     (71.3)       16.0     3.7      26.1
Unrecognized net
 transition (gain) loss          (73.1)      (89.0)    0.3      (2.8)
Adjustment required to
   recognize  minimum  liability     -           -       -     (33.0)


Prepaid (accrued) pension
 liability                    $   36.7    $    0.8  $(34.0)  $ (37.4)

 _____________________________________________________________________________

     Reconciliations of the funded status of the international plans to the pension liability are as follows:

                                 Assets Exceed      Accumulated Benefits
                              Accumulated Benefits      Exceed Assets

                                1994       1993        1994       1993
___________________________________________________________________________
Actuarial present value of
 benefit obligation:
  Vested benefits             $(124.4)    $(138.8)  $(22.8)    $(28.0)
  Nonvested benefits             (2.3)       (3.4)    (7.4)      (5.4)

Accumulated benefit
 obligation                    (126.7)     (142.2)   (30.2)     (33.4)
Effect of projected
 compensation increases         (24.1)      (22.9)   (10.1)     (18.4)

Projected  benefit  obligation (150.8)     (165.1)   (40.3)     (51.8)
Plan assets at fair value       213.4       221.7     15.5       17.3

Plan assets in excess of
 (less than) projected
  benefit obligation             62.6        56.6    (24.8)     (34.5)
Unrecognized prior
 service cost                     3.5         3.2      0.3        0.5
Unrecognized net
 loss (gain)                     14.0        11.9     (3.1)       7.7
Unrecognized net
 transition (gain) loss          (1.8)       (2.6)     4.9        8.1
Adjustment required to
  recognize  minimum  liability     -           -        -       (4.3)


Prepaid (accrued) pension
 liability                    $  78.3     $  69.1   $(22.7)    $(22.5)

___________________________________________________________________________
     The assumptions used to compute the domestic information above were as follows:
                                               1994      1993    1992
______________________________________________________________________________
Discount rate - pension expense                 7.0%     8.2       8.4

Expected long-term rate of return
 on plan assets                                10.0%    10.0      10.0

Discount rate - projected benefit
 obligation                                     9.0%     7.0       8.2

Future compensation growth rate              3.3%-7.0% 3.3-7.0   3.3-7.0
______________________________________________________________________________

      The assumptions used to compute the international information above were as follows:
                                               1994      1993    1992
______________________________________________________________________________
Discount rate - pension expense                 7.3%     9.0        9.5

Expected long-term rate of return
 on plan assets                                11.3%    10.8       10.8

Discount rate - projected benefit
 obligation                                     9.3%     7.4        9.0

Future compensation growth rate              3.0%-8.5% 3.5-8.5   5.0-7.0
______________________________________________________________________________
      The discount rates and rates of return for the international plans represent weighted averages.

      The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in interest rates. The discount rates represent the expected yield on a portfolio of high-grade (AA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due. The higher assumed discount rates used to measure the 1994 projected benefit obligation compared to the assumed discount rate used to measure the 1993 projected benefit obligation changed the funded status of certain plans from underfunded to overfunded.
     In 1994, PepsiCo changed the method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. Under the previous accounting method, the calculation of the market-related value of assets reflected amortization of the actual capital return on assets on a straight-line basis over a five-year period. Under the new method, the calculation of the market-related value of assets reflects the long-term rate of return expected by PepsiCo and amortization of the difference between the actual return (including capital, dividends and interest) and the expected return over a five-year period. PepsiCo believes the new method is widely used in practice and preferable because it results in calculated plan asset values that more closely approximate fair value, while still mitigating the effect of annual market-value fluctuations. Under both methods, only the cumulative net unrecognized gain or loss which exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets is subject to amortization. This change resulted in a noncash benefit in 1994 of $37.8 million ($23.3 million after-tax or $0.03 per share) representing the cumulative effect of the change related to years prior to 1994 and $35.1 million in lower pension expense ($21.6 million after-tax or $0.03 per share) related to 1994 as compared to the previous accounting method. Had this change been applied retroactively, pension expense would have been reduced by $16.4 million ($10.7 million after-tax or $0.01 per share) and $9.5 million ($6.5 million after-tax or $0.01 per share) in 1993 and 1992, respectively.

Note 14 - Postemployment Benefits Other Than to Retirees

Effective the beginning of 1994, PepsiCo adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." SFAS 112 requires PepsiCo to accrue the cost of certain postemployment benefits to be paid to terminated or inactive employees other than retirees. The principal effect to PepsiCo results from accruing severance benefits to be provided to employees of certain business units who are terminated in the ordinary course of business over the expected service lives of the employees. Previously, these benefits were accrued upon the occurrence of an event. Severance benefits resulting from actions not in the ordinary course of business will continue to be accrued when those actions occur. The cumulative effect charge upon adoption of SFAS 112, which relates to years prior to 1994, was $84.6 million ($55.3 million after-tax or $0.07 per share). As compared to the previous accounting method, the current year impact of adopting SFAS 112 was immaterial to 1994 operating profits. PepsiCo's cash flows have been unaffected by this accounting change as PepsiCo continues to largely fund postemployment benefit costs as incurred.

Note 15 - Franchise Arrangements

Franchise arrangements with restaurant franchisees generally provide for initial fees and continuing royalty payments to PepsiCo based upon a percentage of sales. The arrangements are intended to assist franchisees through, among other things, product development and marketing programs initiated by PepsiCo for both its company-owned and franchised operations. On a limited basis, franchisees have also entered into leases of restaurant properties leased or owned by PepsiCo (see Note 11). Royalty revenues, initial fees and rental payments from franchisees, which are included in Net Sales, aggregated $407 million, $357 million and $344 million in 1994, 1993 and 1992, respectively. Franchise royalty revenues, which represent the majority of these amounts, are recognized when earned. PepsiCo also has franchise arrangements with beverage bottlers, which do not provide for royalty payments.

Note 16 - Restructurings

PepsiCo  recorded restructuring charges of $193.5 million in  1992  ($128.5 million after-tax or $0.16 per share) and $149.0 million in 1991 ($102.3 million after-tax or $0.13 per share). The 1992 charge related principally to streamlining and reorganizing the domestic beverage business, consolidating the snack food businesses in the U.K. and streamlining an acquired beverage bottling business in Spain. The 1991 charge related to streamlining snack food operations in the U.S. and U.K. and operations at KFC. These charges were classified in Selling, general and administrative expenses and were primarily for costs requiring future cash outlays. The annual accrual activity, including asset valuation allowances, and the related components were as follows:

______________________________________________________________________________
                                    1994      1993      1992
______________________________________________________________________________
Annual Accrual Activity
Balance - Beginning of year        $121.7    $ 253.2   $112.6
New restructuring charges               -          -    193.5
New restructuring accruals -
 purchase price adjustments (A)         -          -     41.5
Accretion of interest on net
 present value of severance           2.8        6.9        -
Cash payments                       (50.6)    (122.8)   (83.5)
Asset write-offs                     (4.0)      (9.1)   (10.3)
Change in estimates                 (28.7)      (6.5)    (0.6)
Balance - End of year              $ 41.2    $ 121.7   $253.2

Accrual Components
Facility closings/fixed asset
 disposals                         $  3.0    $  13.9   $ 35.3
Employee terminations (A)            36.1      103.2    153.9
Relocation of employees
 and equipment                        0.7        2.2     29.1
Nonrecurring costs of
 redesigning core business
  processes (B)                         -        0.7     25.3
Other                                 1.4        1.7      9.6

Balance - End of year (C)          $ 41.2    $ 121.7   $253.2

______________________________________________________________________________
      (A)   Included  amounts for termination of employees of  an  acquired
beverage  bottling  business in Spain accounted for  as  a  purchase.   The
acquired  business  was  formerly accounted  for  as  a  30%  owned  equity
investment.    Upon  acquisition  of  the  remaining  70%,   30%   of   the
restructuring charge was included in income and 70% was a purchase price adjustment.
      (B) Included only specific nonrecurring incremental and direct costs for activities clearly identifiable with the redesign of the domestic beverages' core business processes.
      (C) The 1994 year-end balance of $41 million, which was primarily included in Other current liabilities, represented estimated future cash payments of $26 million, $12 million and $3 million in 1995, 1996 and 1997, respectively.

Note 17 - Income Taxes

In 1992, PepsiCo adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." PepsiCo elected to adopt SFAS 109 on a prospective basis, resulting in a noncash tax charge in 1992 of $570.7 million ($0.71 per share) for the cumulative effect of the change
related   to  years  prior  to  1992.   The  cumulative  effect   primarily
represented the recording of additional deferred tax liabilities related to
identifiable   intangible  assets,  principally  acquired  trademarks   and
reacquired franchise rights, that have no tax bases. These deferred tax liabilities would be paid only in the unlikely event the related intangible assets were sold in taxable transactions.
       Detail of the provision for income taxes on income before cumulative effect of accounting changes was as follows:
______________________________________________________________________________
                                 1994      1993      1992
______________________________________________________________________________
Current-  Federal               $642.0    $466.8    $413.0
          Foreign                174.1     195.5     170.4
          State                  131.2      89.0      65.7
                                 947.3     751.3     649.1
Deferred- Federal                (63.9)     78.2     (18.8)
          Foreign                 (1.8)    (12.5)    (33.5)
          State                   (1.2)     17.6       0.3
                                 (66.9)     83.3     (52.0)
                                $880.4    $834.6    $597.1

____________________________________________________________________________
       In 1993, a charge of $29.9 million ($0.04 per share) was recorded to increase net deferred tax liabilities as of the beginning of 1993 for a 1%
statutory  income  tax rate increase under 1993 U.S. tax legislation.   The
effect of the higher rate on the 1993 increase in net deferred tax liabilities through the enactment date of the legislation was immaterial.
       U.S. and foreign income before income taxes and cumulative effect of accounting changes were as follows:
______________________________________________________________________________
                                  1994         1993      1992
______________________________________________________________________________
U.S.                            $1,762.4     $1,633.0  $1,196.8
Foreign                            902.0        789.5     702.0
                                $2,664.4     $2,422.5  $1,898.8
______________________________________________________________________________
       PepsiCo operates centralized concentrate manufacturing facilities in Puerto Rico and Ireland under long-term tax incentives. The foreign amount in the above table includes approximately 50% (consistent with the allocation for tax purposes) of the income from U.S. sales of concentrate manufactured in Puerto Rico. See Management's Analysis - Overview on page
10 for a discussion of the reduction of the U.S. tax credit associated with beverage concentrate operations in Puerto Rico.

       Reconciliation of the U.S. federal statutory tax rate to PepsiCo's effective tax rate on pretax income, based on the dollar impact of these major components on the provision for income taxes, was as follows:
_______________________________________________________________________________
                                   1994    1993      1992
_______________________________________________________________________________
U.S. federal statutory tax rate     35.0%    35.0%     34.0%
State income tax, net of federal
   tax benefit                       3.2      2.9       2.3
Effect of lower taxes on foreign
 income (including Puerto Rico
  and Ireland)                      (5.4)    (3.3)     (5.0)
Adjustment to the beginning-of-
 the-year deferred tax assets
  valuation allowance               (1.3)       -         -
Reduction of prior year
 foreign accruals                      -     (2.0)        -
Effect of 1993 tax legislation on
 deferred income taxes                 -      1.1         -
Nondeductible amortization of
  domestic goodwill                  0.8      0.8       0.9
Other, net                           0.7        -      (0.8)
Effective tax rate                  33.0%    34.5%     31.4%

_____________________________________________________________________________
       Detail of the 1994 and 1993 deferred tax liabilities (assets) was as follows:
______________________________________________________________________________
                                          1994          1993
______________________________________________________________________________
Intangible assets other than
   nondeductible goodwill            $ 1,627.8     $ 1,551.0
Property, plant and equipment            506.4         552.3
Safe harbor leases                       171.2         177.5
Zero coupon notes                        110.6         103.5
Other                                    336.7         549.0
Gross deferred tax liabilities         2,752.7       2,933.3

Net operating loss carryforwards        (306.0)       (241.5)
Postretirement benefits                 (248.3)       (268.0)
Self-insurance reserves                  (71.2)        (10.8)
Deferred state income taxes              (69.1)        (39.9)
Restructuring accruals                   (15.8)        (42.0)
Various accrued liabilities
 and other                              (551.2)       (686.8)
Gross deferred tax assets             (1,261.6)     (1,289.0)

Deferred tax assets
 valuation allowance                     319.3         249.0


Net deferred tax liability           $ 1,810.4     $ 1,893.3

Included in:
  Prepaid expenses, taxes and
   other current assets              $  (166.9)    $  (138.2)
  Other current liabilities                4.4          23.9
  Deferred income taxes                1,972.9       2,007.6

                                     $ 1,810.4     $ 1,893.3

______________________________________________________________________________
      The valuation allowance related to deferred tax assets increased by $70.3 million in 1994 primarily resulting from additions related to current year net operating losses, partially offset by reversals related to prior year net operating losses. The net operating loss carryforwards largely related to a number of state and foreign jurisdictions and generally expire over a range of dates.
        Deferred  tax  liabilities  have  not  been  recognized  for  bases differences  related  to  investments in  foreign  subsidiaries  and  joint
ventures.    These  differences,  which  consist  primarily  of  unremitted earnings intended to be indefinitely reinvested, aggregated approximately $3.8 billion at year-end 1994 and $3.2 billion at year-end 1993, exclusive of  amounts that if remitted in the future would result in little or no tax
under   current  tax  laws  and  the  Puerto  Rico  tax  incentive   grant.
Determination of the amount of unrecognized deferred tax liabilities is not practicable.
       Tax benefits associated with exercises of stock options of $27.1 million in 1994, $23.4 million in 1993 and $57.5 million in 1992 were credited to shareholders' equity. A change in the functional currency of operations in Mexico from the U.S. dollar to local currency in 1993 resulted in a $19.3 million decrease in the net deferred foreign tax liability that was credited to shareholders' equity.

Note 18 - Employee Incentive Plans

PepsiCo has established certain employee incentive plans under which stock options are granted. A stock option allows an employee to purchase a share of PepsiCo Capital Stock (Stock) in the future at a price equal to the fair market value on the date of the grant.
     Under the PepsiCo SharePower Stock Option Plan, approved by the Board of Directors and effective in 1989, essentially all employees other than executive officers, part-time and short-service employees may be granted stock options annually. The number of options granted is based on each employee's annual earnings. The options generally become exercisable ratably over five years from the grant date and must be exercised within 10 years of the grant date. SharePower options were granted to approximately 128,000 employees in 1994, 118,000 employees in 1993 and 114,000 employees in 1992.
     The  shareholder-approved 1987 Long-Term Incentive Plan (the  1987
Plan), which has provisions similar to prior plans, provides incentives to eligible senior and middle management employees. In addition to grants of stock options, which are generally exercisable between 1 and 15 years from the grant date, the 1987 Plan allows for grants of performance share units (PSUs) to eligible senior management employees. A PSU is equivalent in value to a share of Stock at the grant date and vests for payment four years from the grant date, contingent upon attainment of prescribed Corporate performance goals. PSUs are not directly granted, as certain stock options granted may be surrendered by employees for a specified number of PSUs within 60 days of the option grant date. During 1994, 1,541,187 stock options were surrendered for 513,729 PSUs. At year-end 1994, 1993 and 1992, there were 629,202, 491,200 and 484,698 outstanding PSUs, respectively.
     Grants under the 1987 Plan are approved by the Compensation Committee of the Board of Directors (the Committee), which is composed of outside directors. Payment of awards other than stock options is made in cash and/or Stock as approved by the Committee, and amounts expensed for such awards were $7 million, $5 million and $11 million in 1994, 1993 and 1992, respectively. Under the 1987 Plan, a maximum of 54 million shares of Stock can be purchased or paid pursuant to grants.

There were 7 million, 20 million, 22 million and 32 million shares available for future grants at year-end 1994, 1993, 1992 and 1991,
respectively.   The  Committee does not intend to grant  future  awards
under the 1987 Plan.
     On May 4, 1994, PepsiCo's shareholders approved the 1994 Long-Term Incentive Plan (the 1994 Plan). The 1994 Plan continues the principal features of the 1987 Plan and authorizes a maximum of 75 million shares of  Stock  which  may be purchased or paid pursuant to  grants  by  the
Committee.   The  first  awards under the 1994 Plan  were  made  as  of
January 1, 1995.
    1994, 1993 and 1992 activity for the stock option plans included:
______________________________________________________________________________
(options in thousands)                  Long-Term
______________________________________________________________________________
Outstanding at December 28, 1991        23,801         27,834
Granted                                  8,477         12,653
Exercised                               (1,155)        (5,155)
Surrendered for PSUs                         -           (503)
Canceled                                (2,327)        (1,839)
Outstanding at December 26, 1992        28,796         32,990
Granted                                  9,121          2,834
Exercised                               (1,958)        (1,412)
Surrendered for PSUs                         -            (96)
Canceled                                (2,524)          (966)
Outstanding at December 25, 1993        33,435         33,350
Granted                                 11,633         16,237
Exercised                               (1,820)        (3,052)
Surrendered for PSUs                         -         (1,541)
Canceled                                (3,443)        (2,218)
Outstanding at December 31, 1994        39,805         42,776


Exercisable at December 31, 1994        16,115         18,439


Option prices per share:
  Exercised during 1994       $17.58 to $36.75    $4.11 to $38.75
  Exercised during 1993       $17.58 to $36.75    $4.11 to $36.31
  Exercised during 1992       $17.58 to $35.25    $4.11 to $29.88
  Outstanding at
    year-end 1994             $17.58 to $36.75    $7.69 to $42.81
______________________________________________________________________________
Note 19 - Contingencies

PepsiCo is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already provided arising from such claims or contingencies is not likely to have a material adverse effect on PepsiCo's annual results of operations or financial condition. At year-end 1994 and 1993, PepsiCo was contingently liable under guarantees aggregating $187 million and $276 million, respectively. The guarantees are primarily issued to support financial arrangements of certain PepsiCo joint ventures, and bottling and restaurant franchisees. PepsiCo manages the risk associated with these guarantees by performing appropriate credit reviews in addition to retaining certain rights as a joint venture partner or franchisor. See Note 10 for information related to the fair value of the guarantees.

Management's Responsibility for Financial Statements

To Our Shareholders:

Management is responsible for the reliability of the consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and judgments, as required. The financial statements have been audited and reported on by our independent auditors, KPMG Peat Marwick LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that the representations made to the independent auditors were valid and appropriate.

      PepsiCo maintains a system of internal control over financial reporting designed to provide reasonable assurance as to the reliability of the financial statements. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. PepsiCo's internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to the financial reporting process through periodic meetings with our independent auditors, internal auditors and management. Both our independent auditors and internal auditors have free access to the Audit Committee.

      Although no cost effective internal control system will preclude all errors and irregularities, we believe our controls as of December 31, 1994 provide reasonable assurance that the financial statements are reliable.

/s/ WAYNE CALLOWAY
Wayne Calloway
Chairman of the Board
and Chief Executive Officer

/s/ ROBERT G. DETTMER
Robert G. Dettmer
Executive Vice President
and Chief Financial Officer

/s/ ROBERT L. CARLETON
Robert L. Carleton
Senior Vice President
and Controller

February 7, 1995

Report of Independent Auditors

Board of Directors and Shareholders
PepsiCo, Inc.


We have audited the accompanying consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 31, 1994 and December 25, 1993, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of PepsiCo, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 31, 1994 and December 25, 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

      As discussed in Notes 14 and 13 to the consolidated financial statements, PepsiCo, Inc. in 1994 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and changed its method for calculating the market-related value of pension plan assets used in the determination of pension expense, respectively. As discussed in Notes 12 and 17 to the consolidated financial statements, PepsiCo, Inc. in 1992 adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes," respectively.

                                             KPMG Peat Marwick LLP

New York, New York
February 7, 1995

______________________________________________________________________________
Selected Quarterly Financial Data (page 1 of 3)
(in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries                     First Quarter
                                                    (12 Weeks)
                                                   1994 (a)      1993
______________________________________________________________________________
Net sales                                      $5,728.9       5,091.6
Gross profit                                   $2,944.4       2,641.4
Operating profit                               $  550.5         506.0
Income before income taxes and cumulative
 effect of accounting changes                  $  438.4         391.6
Provision for income taxes                     $  155.6         131.2
Income before cumulative effect of
 accounting changes                            $  282.8         260.4
Cumulative effect of accounting changes (b)    $  (32.0)            -
Net income                                     $  250.8         260.4
Income (charge) per share:
  Income before cumulative effect of
   accounting changes                          $   0.35          0.32
  Cumulative effect of accounting
   changes (b)                                 $  (0.04)            -
Net income per share                           $   0.31          0.32
______________________________________________________________________________
                                                  Second Quarter
                                                    (12 Weeks)
                                               1994 (a)(c)       1993
______________________________________________________________________________
Net sales                                      $6,557.0       5,890.3
Gross profit                                   $3,419.5       3,102.8
Operating profit                               $  785.0         750.4
Income before income taxes                     $  672.2         635.7
Provision for income taxes                     $  225.7         208.9
Net income                                     $  446.5         426.8
Net income per share                           $   0.55          0.53
______________________________________________________________________________

(a) Included the current year benefit of changing the method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization, which reduced full-year pension expense by $35.1 ($21.6 after-tax or $0.03 per share). This benefit was prorated over each of the four quarters. See Note 13.
(b) Represented the cumulative net effect related to years prior to 1994 of adopting SFAS 112, "Employers' Accounting for Postemployment Benefits," and the change in the method for calculating the market-related value of pension plan assets. See Notes 14 and 13, respectively.
(c) Included a $17.8 gain ($16.8 after-tax or $0.02 per share) arising from a public share offering by PepsiCo's BAESA joint venture in South America. See Note 4.

______________________________________________________________________________
Selected Quarterly Financial Data (page 2 of 3)
(in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries                     Third Quarter
                                                    (12 Weeks)
                                                  1994 (a)       1993 (d)
______________________________________________________________________________
Net sales                                      $ 7,064.0      6,316.4
Gross profit                                   $ 3,684.0      3,322.1
Operating profit                               $   961.7        851.6
Income before income taxes                     $   830.3        736.5
Provision for income taxes                     $   288.9        278.3
Net income                                     $   541.4        458.2
Net income per share                           $    0.68         0.56
______________________________________________________________________________
                                                  Fourth Quarter
                                                (17/16 Weeks) (e)
                                                 1994 (a)        1993
______________________________________________________________________________
Net sales                                      $ 9,122.5      7,722.4
Gross profit                                   $ 4,709.1      4,008.3
Operating profit                               $   904.0        798.5
Income before income taxes                     $   723.5        658.7
Provision for income taxes                     $   210.2        216.2
Net income                                     $   513.3        442.5
Net income per share                           $    0.64         0.55
______________________________________________________________________________

(a) Included the current year benefit of changing the method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization, which reduced full-year pension expense by $35.1 ($21.6 after-tax or $0.03 per share). This benefit was prorated over each of the four quarters. See Note 13.
(d) Included a $29.9 charge ($0.04 per share) to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase due to 1993 U.S. tax legislation. See Note 17.
(e) Fiscal years 1994 and 1993 consisted of 53 and 52 weeks, respectively. The estimated favorable impact of the 53rd week on 1994 fourth quarter and full-year earnings was $54.0 ($34.9 after-tax or $0.04 per share).

______________________________________________________________________________
Selected Quarterly Financial Data (page 3 of 3)
(in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries                       Full Year
                                                (53/52 Weeks) (e)
                                                  1994 (a)(c) 1993 (d)
______________________________________________________________________________
Net sales                                      $28,472.4     25,020.7
Gross profit                                   $14,757.0     13,074.6
Operating profit                               $ 3,201.2      2,906.5
Income before income taxes and cumulative
 effect of accounting changes                  $ 2,664.4      2,422.5
Provision for income taxes                     $   880.4        834.6
Income before cumulative effect of
 accounting changes                            $ 1,784.0      1,587.9
Cumulative effect of accounting changes (b)    $   (32.0)           -
Net income                                     $ 1,752.0      1,587.9
Income (charge) per share:
  Income before cumulative effect of
   accounting changes                          $    2.22         1.96
  Cumulative effect of accounting
   changes (b)                                 $   (0.04)           -
Net income per share                           $    2.18         1.96
______________________________________________________________________________

(a) Included the current year benefit of changing the method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization, which reduced full-year pension expense by $35.1 ($21.6 after-tax or $0.03 per share). This benefit was prorated over each of the four quarters. See Note 13.
(b) Represented the cumulative net effect related to years prior to 1994 of adopting SFAS 112, "Employers' Accounting for Postemployment Benefits," and the change in the method for calculating the market-related value of pension plan assets. See Notes 14 and 13, respectively.
(c) Included a $17.8 gain ($16.8 after-tax or $0.02 per share) arising from a public share offering by PepsiCo's BAESA joint venture in South America. See Note 4.
(d) Included a $29.9 charge ($0.04 per share) to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase due to 1993 U.S. tax legislation. See Note 17.
(e) Fiscal years 1994 and 1993 consisted of 53 and 52 weeks, respectively. The estimated favorable impact of the 53rd week on 1994 fourth quarter and full-year earnings was $54.0 ($34.9 after-tax or $0.04 per share).

____________________________________________________________________________
Selected Financial Data (Page 1 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
____________________________________________________________________________
                                                    Growth Rates
                                               Compounded       Annual

                                           10-Year    5-Year    1-Year
                                           1984-94   1989-94   1993-94
Summary of Operations
Net sales                                  15.0%     13.6%     13.8%
Cost of sales and operating expenses          -         -         -
Operating profit                           18.6%     12.5%     10.1%
Gain on joint venture stock offering(h)       -         -         -
Interest expense                              -         -         -
Interest income                               -         -         -
Income from continuing operations before
 income taxes and cumulative effect of
 accounting changes                        19.2%     14.7%     10.0%
Provision for income taxes                    -         -         -
Income from continuing operations before
 cumulative effect of accounting changes   20.3%     14.6%     12.3%
Cumulative effect of accounting
 changes (i)                                  -         -         -
Net income (j)                             23.5%     14.2%     10.3%
Per Share Data
  Income from continuing operations before
   cumulative effect of accounting
   changes                                 21.0%     14.5%     13.3%
  Cumulative effect of accounting
   changes (i)                                -         -         -
  Net income (j)                           24.2%     14.0%     11.2%
  Cash dividends declared                  14.2%     16.9%     14.8%
Average shares and equivalents
 outstanding                                  -         -         -

Cash Flow Data (k)
Net cash provided by continuing
 operations                                14.2%     14.5%     18.6%
Cash acquisitions and investments in
 affiliates                                   -         -         -
Cash capital spending                      15.0%     19.0%     13.7%
Cash dividends paid                        13.3%     17.4%     17.0%

Year-End Position
Total assets                               17.7%     10.4%      4.6%
Long-term debt                             29.5%      7.8%     18.8%
Total debt (l)                             25.9%      6.5%     (1.2)%
Shareholders' equity                          -         -         -
  Per share                                14.8%     12.0%      9.3%
Market price per share                     22.9%     11.1%    (13.4)%
Shares outstanding                            -         -         -
Employees                                  12.1%     12.1%     11.3%
Statistics
Return on average shareholders'
 equity (m)
Market net debt ratio (n)
Historical cost net debt ratio (o)

____________________________________________________________________________
Selected Financial Data (Page 2 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
____________________________________________________________________________
                                          1994(a)(b)  1993(c)     1992(d)
____________________________________________________________________________
Summary of Operations
Net sales                                $28,472.4  25,020.7     21,970.0
Cost of sales and operating expenses      25,271.2  22,114.2     19,598.8
Operating profit                           3,201.2   2,906.5      2,371.2
Gain on joint venture stock offering(h)       17.8         -            -
Interest expense                            (645.0)   (572.7)      (586.1)
Interest income                               90.4      88.7        113.7
Income from continuing operations before
 income taxes and cumulative effect of
 accounting changes                        2,664.4   2,422.5      1,898.8
Provision for income taxes                   880.4     834.6        597.1
Income from continuing operations before
 cumulative effect of accounting changes $ 1,784.0   1,587.9      1,301.7
Cumulative effect of accounting
 changes (i)                             $   (32.0)        -       (927.4)
Net income (j)                           $ 1,752.0   1,587.9        374.3
Per Share Data
  Income from continuing operations before
   cumulative effect of accounting
   changes                               $    2.22      1.96         1.61
  Cumulative effect of accounting
   changes (i)                           $   (0.04)        -        (1.15)
  Net income (j)                         $    2.18      1.96         0.46
  Cash dividends declared                $   0.700     0.610        0.510
Average shares and equivalents
 outstanding                                 803.6     810.1        806.7

Cash Flow Data (k)
Net cash provided by continuing
 operations                              $ 3,716.0   3,134.4      2,711.6
Cash acquisitions and investments in
 affiliates                              $   315.8   1,011.2      1,209.7
Cash capital spending                    $ 2,253.2   1,981.6      1,549.6
Cash dividends paid                      $   540.2     461.6        395.5

Year-End Position
Total assets                             $24,792.0  23,705.8     20,951.2
Long-term debt                           $ 8,840.5   7,442.6      7,964.8
Total debt (l)                           $ 9,519.0   9,633.8      8,671.6
Shareholders' equity                     $ 6,856.1   6,338.7      5,355.7
  Per share                              $    8.68      7.94         6.70
Market price per share                   $  36 1/4    41 7/8       42 1/4
Shares outstanding                           789.9     798.8        798.8
Employees                                  471,000   423,000      372,000
Statistics
Return on average shareholders'
 equity (m)                                   27.0%     27.2         23.9
Market net debt ratio (n)                       26%       22           19
Historical cost net debt ratio (o)              49%       50           49

_____________________________________________________________________________
Selected Financial Data (Page 3 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
_____________________________________________________________________________
                                            1991(e)    1990(f)      1989
_____________________________________________________________________________
Summary of Operations
Net sales                                $19,292.2  17,515.5     15,049.2
Cost of sales and operating expenses      17,180.4  15,473.4     13,276.6
Operating profit                           2,111.8   2,042.1      1,772.6
Gain on joint venture stock offering(h)          -     118.2            -
Interest expense                            (613.7)   (686.0)      (607.9)
Interest income                              161.6     179.5        175.3
Income from continuing operations before
 income taxes and cumulative effect of
 accounting changes                        1,659.7   1,653.8      1,340.0
Provision for income taxes                   579.5     563.2        438.6
Income from continuing operations before
 cumulative effect of accounting
 changes                                 $ 1,080.2   1,090.6        901.4
Cumulative effect of accounting
 changes (i)                             $       -         -            -
Net income (j)                           $ 1,080.2   1,076.9        901.4
Per Share Data
  Income from continuing operations before
   cumulative effect of accounting
   changes                               $    1.35      1.37         1.13
  Cumulative effect of accounting
   changes (i)                           $       -         -            -
  Net income (j)                         $    1.35      1.35         1.13
  Cash dividends declared                $   0.460     0.383        0.320
Average shares and equivalents
 outstanding                                 802.5     798.7        796.0

Cash Flow Data (k)
Net cash provided by continuing
 operations                              $ 2,430.3   2,110.0      1,885.9
Cash acquisitions and investments in
 affiliates                              $   640.9     630.6      3,296.6
Cash capital spending                    $ 1,457.8   1,180.1        943.8
Cash dividends paid                      $   343.2     293.9        241.9

Year-End Position
Total assets                             $18,775.1  17,143.4     15,126.7
Long-term debt                           $ 7,806.2   5,899.6      6,076.5
Total debt (l)                           $ 8,034.4   7,526.1      6,942.8
Shareholders' equity                     $ 5,545.4   4,904.2      3,891.1
  Per share                              $    7.03      6.22         4.92
Market price per share                   $  33 3/4    25 3/4       21 3/8
Shares outstanding                           789.1     788.4        791.1
Employees                                  338,000   308,000      266,000
Statistics
Return on average shareholders'
 equity (m)                                   20.7%     24.8         25.6
Market net debt ratio (n)                       21%       24           26
Historical cost net debt ratio (o)              51%       51           54

____________________________________________________________________________
Selected Financial Data (Page 4 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
____________________________________________________________________________
                                            1988(b)    1987         1986
____________________________________________________________________________
Summary of Operations
Net sales                                $12,381.4  11,018.1      9,017.1
Cost of sales and operating expenses      11,039.6   9,890.5      8,187.9
Operating profit                           1,341.8   1,127.6        829.2
Gain on joint venture stock offering(h)          -         -            -
Interest expense                            (342.4)   (294.6)      (261.4)
Interest income                              120.5     112.6        122.7
Income from continuing operations before
 income taxes and cumulative effect of
 accounting changes                        1,119.9     945.6        690.5
Provision for income taxes                   357.7     340.5        226.7
Income from continuing operations before
 cumulative effect of accounting
 changes                                 $   762.2     605.1        463.8
Cumulative effect of accounting
 changes (i)                             $       -         -            -
Net income (j)                           $   762.2     594.8        457.8
Per Share Data
  Income from continuing operations before
   cumulative effect of accounting
   changes                               $    0.97      0.77         0.59
  Cumulative effect of accounting
   changes (i)                           $       -         -            -
  Net income (j)                         $    0.97      0.76         0.58
  Cash dividends declared                $   0.267     0.223        0.209
Average shares and equivalents
 outstanding                                 790.4     789.3        786.5

Cash Flow Data (k)
Net cash provided by continuing
 operations                              $ 1,894.5   1,334.5      1,212.2
Cash acquisitions and investments in
 affiliates                              $ 1,415.5     371.5      1,679.9
Cash capital spending                    $   725.8     770.5        858.5
Cash dividends paid                      $   199.0     172.0        160.4

Year-End Position
Total assets                             $11,135.3   9,022.7      8,027.1
Long-term debt                           $ 2,656.0   2,579.2      2,632.6
Total debt (l)                           $ 4,107.0   3,225.1      2,865.3
Shareholders' equity                     $ 3,161.0   2,508.6      2,059.1
  Per share                              $    4.01      3.21         2.64
Market price per share                   $  13 1/8    11 1/4        8 3/4
Shares outstanding                           788.4     781.2        781.0
Employees                                  235,000   225,000      214,000
Statistics
Return on average shareholders'
 equity(m)                                    26.9%     26.5         23.8
Market net debt ratio (n)                       24%       22           28
Historical cost net debt ratio (o)              43%       41           46

____________________________________________________________________________
Selected Financial Data (Page 5 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
____________________________________________________________________________
                                             1985       1984(g)
____________________________________________________________________________
Summary of Operations
Net sales                                $7,584.5    7,058.6
Cost of sales and operating expenses      6,802.4    6,479.3
Operating profit                            782.1      579.3
Gain on joint venture stock offering(h)         -          -
Interest expense                           (195.2)    (204.9)
Interest income                              96.4       86.1
Income from continuing operations before
 income taxes and cumulative effect of
 accounting changes                         683.3      460.5
Provision for income taxes                  256.7      180.5
Income from continuing operations before
 cumulative effect of accounting
 changes                                 $  426.6      280.0
 Cumulative effect of accounting
 changes (i)                             $      -          -
Net income (j)                           $  543.7      212.5
Per Share Data
  Income from continuing operations before
   cumulative effect of accounting
   changes                               $   0.51       0.33
  Cumulative effect of accounting
   changes (i)                           $      -          -
  Net income (j)                         $   0.65       0.25
  Cash dividends declared                $  0.195      0.185
Average shares and equivalents
 outstanding                                842.1      862.4

Cash Flow Data (k)
Net cash provided by continuing
 operations                              $  817.3      981.5
Cash acquisitions and investments in
 affiliates                              $  160.0          -
Cash capital spending                    $  770.3      555.8
Cash dividends paid                      $  161.1      154.6

Year-End Position
Total assets                             $5,889.3    4,876.9
Long-term debt                           $1,162.0      668.1
Total debt (l)                           $1,506.1      948.9
Shareholders' equity                     $1,837.7    1,853.4
  Per share                              $   2.33       2.19
Market price per share                   $  7 7/8      4 5/8
Shares outstanding                          789.4      845.2
Employees                                 150,000    150,000
Statistics
Return on average shareholders'
 equity(m)                                   23.1%      15.4
Market net net debt ratio (n)                  15%        12
Historical cost net debt ratio (o)             30%        17

___________________________________________________________________________
Selected Financial Data (Page 6 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
___________________________________________________________________________

All share and per share amounts reflect three-for-one stock splits in 1990 and 1986. Additionally, PepsiCo made numerous acquisitions in most years presented and a few divestitures in certain years. Such transactions did not materially affect the comparability of PepsiCo's operating results for the periods presented, except for certain large acquisitions made in 1986, 1988 and 1989, and the divestitures discussed in Notes (g) and (j).

(a) Included the current year benefit of changing the method for calculating the market-related value of plan assets, which reduced full-year pension expense by $35.1 ($21.6 after-tax or $0.03 per share). See Note 13.
(b)  Fiscal  years  1994  and 1988 each consisted of 53  weeks.   Normally,
     fiscal years consist of 52 weeks; however, because the fiscal year ends on the last Saturday in December, a week is added every 5 or 6 years. The 53rd week increased 1994 earnings by approximately $54.0 ($34.9 after-tax or $0.04 per share) and 1988 earnings by approximately $23.2 ($15.7 after-tax or $0.02 per share).
(c) Included a $29.9 charge ($0.04 per share) to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase due to 1993 U.S. tax legislation. See Note 17.
(d) Included $193.5 in unusual charges for restructuring ($128.5 after-tax or $0.16 per share). See Note 2 on page F-9 and Note 16.
(e) Included $170.0 in unusual charges ($119.8 after-tax or $0.15 per share). See Note 2 on page F-9.
(f) Included $83.0 in unusual charges ($48.8 after-tax or $0.06 per share). See Note 2 on page F-9.
(g) Included a $156.0 unusual charge ($62.0 after-tax or $0.07 per share) related to a program to sell several international bottling operations.
(h) The $17.8 gain ($16.8 after-tax or $0.02 per share) in 1994 arose from a public share offering by PepsiCo's BAESA joint venture in South America. See Note 4. The $118.2 gain ($53.0 after-tax or $0.07 per share) in 1990 arose from an initial public offering of new shares by a KFC joint venture in Japan and a sale by PepsiCo of a portion of its shares.
(i) Represents the cumulative effect of adopting in 1994 SFAS 112, "Employers' Accounting for Postemployment Benefits," and changing the method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization (see Notes 14 and 13, respectively) and adopting in 1992 SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 109, "Accounting for Income Taxes" (see Notes 12 and 17, respectively). Prior years were not restated for these changes in accounting.
(j) Included impacts of discontinued operations, the most significant of which were in 1985 and 1984. 1985 included income of $123.6 after-tax ($0.15 per share) and 1984 included charges of $62.5 after-tax ($0.07 per share) resulting from PepsiCo disposing of its sporting goods and transportation segments.

____________________________________________________________________________
Selected Financial Data (Page 7 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
_____________________________________________________________________________
(k) Cash flows from other investing and financing activities, which are not presented, are an integral part of total cash flow activity.
(l) Total debt includes short-term borrowings and long-term debt, which for 1987 through 1990 included a nonrecourse obligation.
(m) The return on average shareholders' equity is calculated using income from continuing operations before cumulative effect of accounting changes.
(n) The market net debt ratio represents net debt as a percent of net debt plus the market value of equity, based on the year-end stock price. Net debt is total debt, which for this purpose includes the present value of long-term operating lease commitments, reduced by the pro
     forma  remittance of investment portfolios held outside the U.S.   For
     1987 through 1990, total debt was also reduced by the nonrecourse obligation in the calculation of net debt.
(o) The historical cost net debt ratio represents net debt (see Note n) as a percent of capital employed (net debt, other liabilities, deferred income taxes and shareholders' equity).

                      PEPSICO, INC. AND SUBSIDIARIES

        SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
  Years Ended December 31, 1994, December 25, 1993 and December 26, 1992
                               (in millions)


                                       Additions

                         Balance   Charged             Deduct-   Balance
                            at        to                 ions      at
                         beginning costs and   Other     from      end
                         of year   expenses  additions reserves  of year
                                               (1)        (2)

Deductions from assets:

1994

Allowance for
 doubtful accounts       $128.3    $ 59.4    $  7.6    $ 44.7    $150.6

Valuation allowance for
 deferred tax assets     $249.0    $ 69.4    $  0.9    $    -    $319.3


1993

Allowance for
 doubtful accounts       $112.0    $ 43.9    $ 16.7    $ 44.3    $128.3


Valuation allowance for
 deferred tax assets     $181.3    $ 67.7    $    -    $    -    $249.0


1992

Allowance for
 doubtful accounts       $ 97.5    $ 46.3    $ 14.1    $ 45.9    $112.0

Valuation allowance for
 deferred tax assets     $142.8    $ 38.5    $    -    $    -    $181.3

(1) Other additions to the allowance for doubtful accounts principally related to acquisitions and reclassifications.
(2)  Principally accounts written off.

                             INDEX TO EXHIBITS
                               ITEM 14(a)(3)
EXHIBIT

(3)(a) Restated Articles of Incorporation of PepsiCo, Inc., which is incorporated herein by reference from Exhibit 4(a) to PepsiCo's Registration Statement on Form S-3 (Registration No. 33-57181).

(3)(b)    Copy   of  By-Laws  of  PepsiCo,  Inc.,  as  amended,  which   is
          incorporated by reference from Exhibit 3(ii) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

(4) PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

(10)(a) Description of PepsiCo, Inc. 1988 Director Stock Plan, which is incorporated herein by reference from Post-Effective Amendment No. 2 to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-22970).

(10)(b) Copy of PepsiCo, Inc. 1987 Incentive Plan (the "1987 Plan"), which is incorporated by reference from Exhibit 10(b) to PepsiCo's Annual Form 10-K for the Fiscal Year ended December 26, 1992.

(10)(c) Copy of PepsiCo, Inc. 1979 Incentive Plan (the "Plan"), which is incorporated by reference from Exhibit 10(c) to PepsiCo's Annual Report on Form 10-K for the Fiscal year ended December 28, 1991.

(10)(d) Copy of Operating Guideline No. 1 under the 1987 Plan, as amended through July 25, 1991, which is incorporated by reference from
          Exhibit 10(d) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

(10)(e) Copy of Operating Guideline No. 2 under the 1987 Plan and the Plan, as amended through January 22, 1987, which is incorporated herein by reference from Exhibit 28(b) to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-19539).

(10)(f) Amended and Restated PepsiCo Long Term Savings Program, dated June 29, 1994

(10)(g) Amendment to Amended and Restated PepsiCo Long Term Savings Program, dated September 14, 1994.

(10)(h) Copy of PepsiCo, Inc. 1994 Long-Term Incentive Plan, which is incorporated herein by reference from Exhibit A to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

(10)(i) Copy of PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference from Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

(11) Computation of Net Income Per Share of Capital Stock ---- Primary and Fully Diluted.

(12)      Computation of Ratio of Earnings to Fixed Charges.

(21)      Active Subsidiaries of PepsiCo, Inc.

(23)      Report and Consent of KPMG Peat Marwick LLP.

(24)      Copy of Power of Attorney.

(27)      Financial Data Schedule