Form 10-Q
period 1995-03-25
PEPSICO INC
filed 1995-05-08
CIK 77476

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 25, 1995  (12 Weeks)

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to


Commission file number  1-1183




                                  PEPSICO, INC.
(Exact name of registrant as specified in its charter)


         North Carolina                              13-1584302
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


700 Anderson Hill Road, Purchase, New York                10577
(Address of principal executive offices)             (Zip Code)


                                  (914) 253-2000
(Registrant's telephone number, including area code)

                               N/A
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO





Number of shares of Capital Stock outstanding as of April 21, 1995:
787,567,370
PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                       Page No.


Part I         Financial Information:


                 Condensed Consolidated Statement of
                   Income -12 week periods ended
                   March 25, 1995 and March 19, 1994          2

                 Condensed Consolidated Balance Sheet -
                   March 25, 1995 and December 31, 1994     3-4

                 Condensed Consolidated Statement of
                   Cash Flows - 12 week periods ended
                   March 25, 1995 and March 19, 1994          5

                 Notes to Condensed Consolidated
                   Financial Statements                     6-8

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition      9-23


                 Independent Accountants' Review Report      24


Part II        Other Information and Signatures           25-26


Exhibit 11     Computation of Net Income Per Share of
                 Capital Stock - Primary and Fully
                 Diluted                                  27-28

Exhibit 12     Computation of Ratio of Earnings to
                 Fixed Charges                            29-30

Exhibit 15     Letter from KPMG Peat Marwick LLP regarding
                 Unaudited Interim Financial Information
                 (Accountants' Acknowledgment)               31

Exhibit 27     Financial Data Schedule                       32













- -1-
PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                            12 Week Periods Ended
                                             3/25/95   3/19/94


Net Sales                                    $6,190.8  $5,728.9

Costs and Expenses, net:
   Cost of sales                              3,022.0   2,784.5
   Selling, general and administrative
    expenses                                  2,470.5   2,326.7
   Amortization of intangible assets             69.2      67.2
Operating Profit                                629.1     550.5

   Interest expense                            (160.0)   (132.6)
   Interest income                               27.2      20.5

Income Before Income Taxes and Cumulative
 Effect of Accounting Changes                   496.3     438.4

Provision for Income Taxes                      175.2     155.6
Income Before Cumulative Effect of
 Accounting Changes                             321.1     282.8

Cumulative Effect of Accounting Changes:
 Postemployment benefits(net of
  income tax benefit of $29.3)                      -     (55.3)
 Pension assets (net of income tax
  expense of $14.5)                                 -      23.3

Net Income                                   $  321.1  $  250.8

Income (Charge) Per Share:
Before Cumulative Effect of
 Accounting Changes                          $   0.40  $   0.35
Cumulative Effect of Accounting Changes:
 Postemployment benefits                            -     (0.07)
 Pension assets                                     -      0.03

Net Income Per Share                         $   0.40  $   0.31

Cash Dividends Declared
 Per Share                                   $   0.18  $   0.16

Average Shares Outstanding Used
 To Calculate Income (Charge)
  Per Share                                     799.5     810.0



See accompanying notes.



- -2-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                    Unaudited
                                                     3/25/95   12/31/94
Current Assets
  Cash and cash equivalents                         $   289.0  $   330.7
  Short-term investments, at cost                     1,134.5    1,157.4
                                                      1,423.5    1,488.1
  Accounts and notes receivable, less
   allowance:
    3/95 - $146.5, 12/94 - $150.6                     2,087.0    2,050.9
  Inventories
    Raw materials and supplies                          368.3      454.8
    Finished goods                                      590.5      515.2
                                                        958.8      970.0

  Prepaid expenses, taxes and
   other current assets                                 547.9      563.2
      Total Current Assets                            5,017.2    5,072.2

Investments in Affiliates                             1,284.0    1,295.2

Property, Plant and Equipment                        16,353.7   16,130.1
Accumulated Depreciation                             (6,495.4)  (6,247.3)
                                                      9,858.3    9,882.8

Intangible Assets, net                                7,782.6    7,842.1

Other Assets                                            793.6      699.7

        Total Assets                                $24,735.7  $24,792.0











Continued on next page.











- -3-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                Unaudited
                                                 3/25/95     12/31/94
Current Liabilities
  Short-term borrowings                         $ 1,771.7    $   678.5
  Accounts payable                                1,202.4      1,451.6
  Accrued compensation and benefits                 685.9        753.5
  Income taxes payable                              652.9        671.7
  Accrued marketing                                 407.8        546.2
  Other current liabilities                       1,136.6      1,168.9
      Total Current Liabilities                   5,857.3      5,270.4

Long-term Debt                                    8,216.4      8,840.5

Other Liabilities                                 1,931.8      1,852.1

Deferred Income Taxes                             1,954.9      1,972.9

Shareholders' Equity
  Capital stock, par value 1 2/3 cents
   per share:
    authorized 1,800 shares, issued 3/95
    and 12/94 - 863.1 shares                         14.4         14.4
  Capital in excess of par value                    949.1        934.4
  Retained earnings                               7,918.4      7,739.1
  Currency translation adjustment                  (659.5)      (470.6)
                                                  8,222.4      8,217.3
  Less:  Treasury Stock, at Cost:
    3/95 - 74.8 shares, 12/94 - 73.2 shares      (1,447.1)    (1,361.2)
      Total Shareholders' Equity                  6,775.3      6,856.1

        Total Liabilities and
          Shareholders' Equity                  $24,735.7    $24,792.0



See accompanying notes.

















- -4-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                     12 Week Periods Ended
                                                      3/25/95     3/19/94

Cash Flows - Operating Activities:
   Income before cumulative effect of accounting
    changes                                            $ 321.1   $  282.8
   Adjustments to reconcile income before cumulative
    effect of accounting changes to net cash
     provided by operating activities:
        Depreciation and amortization                    386.3      347.1
        Deferred income taxes                              1.0       17.9
        Other noncash charges and credits, net           106.1       75.7
        Net change in operating working capital,
         excluding effects of acquisitions              (600.9)    (544.4)
Net Cash Provided by Operating Activities                213.6      179.1
Cash Flows - Investing Activities:
   Acquisitions and investments in affiliates            (43.7)    (101.1)
   Capital spending                                     (399.3)    (352.7)
   Proceeds from sales of property, plant
    and equipment                                         13.9       13.4
   Short-term investments, by original maturity:
        More than three months - purchases               (47.2)    (146.9)
        More than three months - maturities               32.8      323.3
        Three months or less, net                         11.3     (314.0)
   Other, net                                            (47.6)     (46.0)
Net Cash Used for Investing Activities                  (479.8)    (624.0)
Cash Flows - Financing Activities:
   Proceeds from issuances of long-term debt             366.1      307.1
   Payments of long-term debt                            (48.3)    (374.4)
   Short-term borrowings, by original maturity:
        More than three months - proceeds                519.8      765.0
        More than three months - payments               (767.8)    (927.9)
        Three months or less, net                        395.2    1,017.9
   Cash dividends paid                                  (139.6)    (127.8)
   Purchases of treasury stock                          (122.5)    (231.9)
   Proceeds from exercises of stock options               38.4       33.7
   Other, net                                            (10.5)     (12.1)
Net Cash Provided by Financing Activities                230.8      449.6
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                    (6.3)      (4.5)
Net (Decrease) Increase in Cash and
  Cash Equivalents                                       (41.7)       0.2
Cash and Cash Equivalents - Beginning of year            330.7      226.9
Cash and Cash Equivalents - End of period              $ 289.0   $  227.1
Supplemental Cash Flow Information:
  Cash Flow Data
   Interest paid                                       $ 175.4   $  138.0
   Income taxes paid                                   $ 138.0   $  249.4
  Noncash Investing and Financing Activities
   Liabilities assumed in connection with
    acquisitions                                       $  23.6   $   67.8
   Issuance of treasury stock and debt for
    acquisitions                                       $   3.2   $    8.9

See accompanying notes.
- -5-
PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) The Condensed Consolidated Balance Sheet at March 25, 1995 and the Condensed Consolidated Statements of Income and Cash Flows for the 12 week periods ended March 25, 1995 and March 19, 1994 have not been audited, but have been prepared in conformity with the accounting principles applied in PepsiCo, Inc. and Subsidiaries' (PepsiCo) 1994 Annual Report on Form 10-K (Annual Report) for the year ended December 31, 1994. In the opinion of management, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 week period ended March 25, 1995 are not necessarily indicative of the results expected for the year.

(2) Significant debt issuances, including the related effects of any interest rate and/or foreign currency swaps entered into concurrently with the debt, are listed below (exclusive of commercial paper). As disclosed in PepsiCo's Annual Report, PepsiCo enters into the swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs.

                                   Principal      Maturity    Interest
Debt Issued                      (in millions)      Date        Rate

12-week period ended March 25, 1995:

                                      $ 25.0        1996     7.13% Fixed
                                        50.0        1996     6.85% Fixed
                                       145.4        1996         *
                                       200.0        1997         *
                                        92.0        1998         *
                                        25.0        2000         *
                                        25.0        2002         *
                                      $562.4

Subsequent to March 25, 1995:

                                      $200.0        2002         *

*    Variable rate debt indexed to either LIBOR or commercial paper rates.

In addition, during the 12 week period ended March 25, 1995, PepsiCo repaid upon maturity:

     - $514 million fixed rate Notes that had been effectively converted into variable rate debt through interest rate swap agreements.
     - Swiss Franc 130 million 5 1/4% Bearer Bonds that had been effectively converted into a U.S. dollar liability of $50 million through a currency exchange agreement.

Subsequent to March 25, 1995, PepsiCo repaid upon maturity:

     -    $15 million of Zero Coupon Bonds.
     -    $600 million of variable rate Notes.




- -6-
(3) At March 25, 1995, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt", reflecting PepsiCo's intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis. At March 25, 1995, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $4.5 billion, of which $1.0 billion expire in January 1996 and $3.5 billion expire in January
2000.

(4) Through May 5, 1995, PepsiCo repurchased 4.8 million shares of its capital stock at a cost of $175 million.

(5) As described in Note 14 to the Consolidated Financial Statements in PepsiCo's 1994 Annual Report, effective the beginning of fiscal year 1994, PepsiCo adopted Statement of Financial Accounting Standards No. 112 (SFAS
112), "Employers' Accounting for Postemployment Benefits." The cumulative effect noncash charge upon adoption of SFAS 112, which relates to years prior to 1994, was $84.6 million ($55.3 million after-tax or $0.07 per share).

(6) As described in Note 13 to the Consolidated Financial Statements in PepsiCo's 1994 Annual Report, effective the beginning of fiscal year 1994, PepsiCo changed the method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. The cumulative effect noncash credit upon adoption of this change, which relates to years prior to 1994, was $37.8 million ($23.3 million after-tax or $0.03 per share).

(7) Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. SFAS 121 requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Absent a market price established in an active market for the asset, SFAS 121 requires a forecast of undiscounted future operating cash flows including disposal value, if any, to be produced by the asset be compared to its carrying amount to determine whether an impairment exists. Further, if an asset is determined to be impaired, the loss is measured based on discounted cash flows as if the decision to continue to use the impaired asset is a new investment decision. PepsiCo currently measures impairment primarily by use of current or forecasted operating income from the asset.

     SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of that are not covered by APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. PepsiCo currently reports an asset to be disposed of at the lower of its carrying amount or its estimated net realizable value.







- -7-


     PepsiCo is currently evaluating a variety of implementation issues, including the appropriate grouping of assets for each of our business segments, the appropriate cash flow models to be used and the impact of changing the carrying amounts for assets currently held for disposal from their estimated net realizable values to their estimated fair values. PepsiCo has not yet estimated the cumulative noncash impact, if any, of adopting SFAS 121. PepsiCo's decision regarding early adoption will not be made until evaluation of these implementation issues has been completed. SFAS 121 is required to be adopted beginning in 1996.

















































- -8-
MANAGEMENT'S ANALYSIS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION



To improve comparability, Management's Analysis includes analytical data to indicate the impact, where significant, of beverage and snack food acquisitions, net of operations sold or contributed to joint ventures (collectively, "net acquisitions"). The impact of acquisitions represents the results of the acquired businesses for periods in the current year corresponding to the prior year periods that did not include the results of the businesses. Restaurant units acquired, principally from franchisees, and constructed units, net of units closed or sold, are treated the same for purposes of this analysis and are collectively referred to as "additional units."


Analysis of Consolidated Operations

Net sales rose $462 million or 8% to $6.2 billion. This increase reflected volume gains of $351 million, driven by worldwide snack foods and beverages, $181 million from additional restaurant units and higher net pricing in worldwide snack foods and domestic beverages. These benefits were partially offset by unfavorable currency translation impacts, primarily related to international snack foods as a result of the devaluation of the Mexican peso. International net sales grew 9% in 1995 and represented 27% of total net sales in 1995 and 1994.

     Cost of sales as a percentage of net sales was 48.8% and 48.6% in 1995 and 1994, respectively. The modest increase in the 1995 percentage was primarily due to higher cost of sales in domestic beverages that was substantially offset by lower cost of sales in snack foods. Although offset by increased pricing, higher packaging costs caused the higher domestic beverage cost of sales.

     Selling, general and administrative (S,G&A) expenses rose 6% in 1995, reflecting base business growth. S,G&A expenses as a percentage of net sales were 39.9% and 40.6% in 1995 and 1994, respectively. Selling and distribution expenses grew at a slightly faster rate than sales, primarily reflecting new units in domestic restaurants, partially offset by savings from a previously disclosed 1994 domestic beverage reorganization. Advertising and marketing expenditures grew at a slower rate than sales reflecting lower spending in domestic beverages and restaurants, partially offset by a higher rate of spending in worldwide snack foods. General and administrative expenses grew at a substantially slower rate than sales reflecting a reduced rate of spending in all segments, led by domestic beverages which primarily benefited from savings attributable to the 1994 reorganization. In addition, all domestic businesses benefited from an unusual $11 million favorable settlement of certain prior year casualty insurance programs as a result of an agreement with an insurance company to assume any liability with respect to those programs.

     Amortization of intangible assets rose 3%. This noncash expense reduced net income per share by $0.07 and $0.06 in 1995 and 1994, respectively.






- -9-



     Operating profit increased $79 million or 14%, driven by segment operating profit growth of $83 million or 15%. The segment profit performance benefited from volume growth of $132 million driven by worldwide snack foods and beverages and additional restaurant units that contributed $23 million. These advances were partially offset by the unfavorable currency translation impacts, driven by the devaluation of the Mexican peso, and a domestic mix shift to lower-margin, value-oriented packages in snack foods and increased restaurants promotions. In worldwide snack foods and beverages, higher net pricing was offset by increased product and operating costs. International segment profits declined 2%, reflecting a sharp decline in beverages and a small decline in snack foods, substantially offset by a strong double-digit increase in restaurants. International profits represented 16% and 18% of segment operating profits in 1995 and 1994, respectively. The benefit of a net foreign exchange gain of $9.9 million in 1995 compared to a loss of $5.7 million in 1994 was substantially offset by a $1.5 million loss in equity in net income of affiliates in 1995 compared to $13.2 million in earnings in the prior year. The favorable foreign exchange effect included the devaluation of the Mexican peso on U.S. dollar denominated bank deposits. The decline in equity in net income of affiliates primarily reflected the effects of the devaluation of the peso on our bottling joint ventures in Mexico.

     Interest expense, net of interest income, increased 18% reflecting higher average interest rates on borrowings. Excluding the impact of net acquisitions, net interest expense increased 15%.

     Provision for income taxes as a percentage of pretax income was 35.3% and 35.5% in 1995 and 1994, respectively. The modest decline in 1995 reflected an increase in the proportion of income taxed at lower foreign rates substantially offset by higher U.S. and foreign effective rates. The higher foreign effective rate is primarily due to a provision in the 1993 U.S. tax legislation which reduced the tax credit associated with beverage concentrate operations in Puerto Rico and became effective for PepsiCo on December 1, 1994. This provision limited the tax credit on income earned in Puerto Rico in the first year to 60% of the amount under the previous tax law, with the limit further reduced ratably over the following four years to 40%.

     Income and income per share before cumulative effect of accounting changes increased 14% to $321 million and $0.40, respectively. Including the cumulative effect of the accounting changes, income and income per share rose 28% and 29%, respectively. Growth in income per share was depressed by estimated dilution of $0.01 or 3 points, due to acquisitions in international beverages and snack foods.













- -10-
     In 1994, Mexico represented our largest international market, contributing $261 million, or 8% of full year 1994 segment operating profits and an estimated $175 million ($0.22 per share) or 10% of full year 1994 net income. As disclosed in our 1994 Annual Report, we expect to report lower earnings from Mexico in 1995 than we otherwise would have because of the devaluation of the Mexican peso and its related effects. Compared to the first quarter of 1994, the peso has devalued almost 50%. PepsiCo's operations in Mexico contributed $35.4 million of segment operating profits in the first quarter of 1995, a decline of $31.3 million, or nearly 50%, compared to a year ago. Increased pricing, cost savings initiatives and slightly higher volumes were unable to offset the unfavorable translation effect of the weaker peso and higher operating costs on most products. We estimate that net income contributed by Mexico decreased by $16 million ($0.02 per share) compared to the prior year, as declines in Mexico segment operating profits and additional losses in equity in net income of our Mexican affiliates were only slightly offset by foreign exchange gains. Although difficult to forecast, the adverse year-over-year impact of the devaluation and its related effects is expected to accelerate over the balance of the year as we anticipate further softening of demand and the effect of additional cost increases. Also, the first quarter benefited from price increases which preceded corresponding cost increases and lower cost of sales as a result of utilizing inventories that were purchased at lower, pre-devalued peso prices. In addition to our actions in other businesses to mitigate the profit impact of the devaluation, each of our operations in Mexico will take additional actions, when possible, to prudently price, mitigate cost increases, reduce capital spending and drive volumes. Significant uncertainties still remain in Mexico and it is not possible to reliably quantify the full year impact of the devaluation. All amounts for Mexico presented above include an allocation of the international divisions' headquarters expenses, but exclude any allocation of PepsiCo's corporate expenses and financing costs. See each industry segment discussion below for additional information.




























- -11-
PEPSICO, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFITS
($ in millions, unaudited)

                           Net Sales               Operating Profits
                   12 Weeks Ended      %         12 Weeks Ended       %
                 3/25/95   3/19/94   Change    3/25/95  3/19/94    Change

Beverages-Dom    $1,397.3  $1,289.3     8      $ 209.5  $ 165.7      26
         -Int'l     569.8     520.2    10          1.5     11.4     (87)
                  1,967.1   1,809.5     9        211.0    177.1      19

Snack Foods-Dom   1,176.4   1,048.3    12        231.9    197.6      17
           -Int'l   647.3     663.6    (2)        70.8     72.9      (3)
                  1,823.7   1,711.9     7        302.7    270.5      12

Restaurants-Dom   1,930.6   1,840.2     5        112.0    104.8       7
           -Int'l   469.4     367.3    28         30.3     20.5      48
                  2,400.0   2,207.5     9        142.3    125.3      14

Total-Dom         4,504.3   4,177.8     8        553.4    468.1      18
     -Int'l       1,686.5   1,551.1     9        102.6    104.8      (2)
                 $6,190.8  $5,728.9     8        656.0    572.9      15

Equity Income                                     (1.5)    13.2       -

Unallocated Expenses, net                        (25.4)   (35.6)    (29)

Operating Profit                               $ 629.1  $ 550.5      14

Results by Restaurant Chain:
  Pizza Hut      $1,061.9  $  984.6     8      $  78.0  $  66.8      17
  Taco Bell         741.0     673.7    10         31.9     33.7      (5)
  KFC               597.1     549.2     9         32.4     24.8      31
                 $2,400.0  $2,207.5     9      $ 142.3  $ 125.3      14
























- -12-
Segments Of The Business



The following discussion and analysis should be read in conjunction with the Supplemental Schedule of Net Sales and Operating Profits on page 12. For purposes of the Restaurants analysis, net sales by PFS, PepsiCo's restaurant distribution operation, to the franchisees of each restaurant chain, and the related estimated operating profits have been allocated to each restaurant chain. All amounts for Mexico provided in the following discussion include an allocation of the international divisions' headquarters expenses, but exclude any allocation of PepsiCo's corporate expenses.

Beverages

Worldwide net sales increased $158 million or 9% to $2.0 billion.

     Domestic sales rose $108 million or 8% to $1.4 billion. Volume growth contributed $72 million, driven by carbonated soft drink (CSD) packaged products. Sales growth also benefited from higher pricing on most CSD packages.

     System bottler case sales of Pepsi Corporate brands (case sales) consist of sales of packaged products to retailers and through vending machines and fountain syrup by company-owned and franchised bottlers. Previously existing Ocean Spray products sold to retailers under a distribution agreement are not included in reported case sales growth. Domestic case sales increased 3%, reflecting double-digit growth in the Mountain Dew brand and modest gains in Brand Pepsi, partially offset by a small decline in Diet Pepsi. Case sales growth also benefited from strong double-digit growth in Lipton brand tea. These advances, combined with the expanded distribution of All Sport which was launched nationally in April 1994, were partially offset by declines in the Crystal and Slice brands. Total alternative beverages, which include Lipton brand tea, All Sport and Ocean Spray Lemonade products, grew at a strong double-digit rate, and contributed 0.6 of a point to the case sales growth. Case sales of fountain syrup grew at a slightly slower rate than packaged products.

     International sales rose $50 million or 10% to $570 million. Comparisons are affected by the impact of start-up of company-owned bottling and distribution operations within the past twelve months ("Start-up Operations"), principally in Eastern Europe, as well as acquisitions, consisting primarily of franchised bottling operations in Latin America and Asia. Start-up Operations and acquisitions contributed $13 million and $8 million, respectively, or 5 points to the sales growth on a combined basis. Sales growth also reflected higher volume of both packaged product sales and concentrate shipments totaling $48 million, partially offset by lower 1995 sales of Stolichnaya vodka compared to the large 1994 initial sale of Stolichnaya vodka under the appointment of an affiliate of Grand Metropolitan PLC as the exclusive U.S. and Canadian distributor. Higher effective concentrate pricing was partially offset by lower effective net pricing on packaged products. Unfavorable currency translation impacts, primarily due to a weaker Mexican peso and Canadian dollar, were partially offset by the strength of Western European currencies and the Japanese yen.





- -13-
     International case sales increased 9%, reflecting strong double-digit growth in Asia, led by gains in China, Thailand and India, and solid advances in Latin America, due to near triple-digit growth in Brazil, partially offset by a slight decline in Mexico. Latin America and Mexico represent our largest international case sales region and country, respectively. Case sales growth was also aided by double-digit advances in the Middle East and Eastern Europe, and a slight increase in Western Europe.

     Worldwide operating profits increased $34 million or 19% to $211 million.

     Domestic profits increased $44 million or 26% to $210 million. Volume growth, driven by packaged products, contributed $42 million to profit gains. The benefit of the higher net pricing was substantially offset by increased product costs, primarily reflecting higher packaging costs. Selling and distribution expenses grew at a slower rate than sales. Advertising and marketing expenses declined slightly. Double-digit declines in administrative expenses reflected savings from a previously disclosed 1994 consolidation of headquarters and field operations. Profit growth was mitigated by the absence of 1994 gains totaling $8.9 million resulting from sales of bottling businesses. The domestic profit margin grew 2 points to 15.0%.

     International profits declined $10 million or 87% to $1 million. Start-up operations and acquisitions reduced profits by $6 million and $3 million, respectively. The profit decline also reflected increased field and headquarters administrative expenses and unfavorable currency translation impacts, principally due to the devaluation of the Mexican peso. The increased field administrative expenses primarily reflected costs to support expansion in developing markets. Profit growth was also hampered by the lower Stolichnaya sales. These unfavorable impacts were partially offset by volume gains of $14 million, reflecting higher concentrate shipments, the decline in advertising and marketing expenses not attributed to volume growth, higher effective pricing on concentrate and packaged products and a favorable adjustment of a 1992 restructuring accrual discussed below.

     On a regional basis, the profit decline reflected the start-up losses in Eastern Europe, and a decline in Latin America, reflecting significantly lower profits in Mexico and Argentina. Losses in Asia increased slightly, reflecting acquisition related losses in India, partially offset by reduced seasonal losses in Japan. Profits grew sharply in the Middle East, reflecting strong results from Saudi Arabia. Profits were aided by advances in Western Europe, reflecting reduced losses in Germany, and in Canada. The international profit margin declined 2 points to 0.3%.

     Mexico operated at about break-even in the first quarter of 1995 and contributed approximately $5 million or 42% to international beverage operating profits in the first quarter of 1994. Mexico represented approximately 22% of operating profits for the full year 1994. As discussed on page 11, the decline primarily reflected the effects of the significant devaluation of the Mexican peso.







- -14-
     As a result of a 1995 decision to continue to operate a plant in Spain that was originally scheduled for closure, international beverages reversed into income the remaining $3.1 million of a 1992 restructuring accrual. Consequently, the estimated annual benefits of the completed restructuring activities have been reduced from $20 million to $16 million. These savings will continue to be reinvested in our businesses to strengthen our competitive position.


Snack Foods

Worldwide net sales rose $112 million or 7% to $1.8 billion.

     Domestic sales grew $128 million or 12% to $1.2 billion, reflecting volume growth of $120 million. Volume growth reflected gains in most major brands, led by our low-fat and no-fat snacks and line extensions. Volume growth was aided by increased promotional price allowances and merchandising programs to retailers, which are reported as marketing expenses and therefore do not reduce reported sales. Modestly increased pricing on certain brands was partially offset by a sales mix shift to value-oriented packages.

     Domestic pound volume advanced 12%. This performance was led by strong double-digit growth in Rold Gold brand pretzels, reflecting gains in the Rold Gold Fat Free Thins brand, and Tostitos brand tortilla chips, driven by the expanded distribution of Baked Tostitos brand introduced in the first quarter of 1994. Tostitos brand salsa volume more than doubled. Doritos brand tortilla chips, Lay's brand potato chips, led by Lay's KC Masterpiece Barbecue Flavor brand potato chips introduced late in the first quarter 1994, and Chee.tos cheese flavored snacks had solid single-digit pound growth. Gains in the Taco Bell line of snack foods also aided the growth. Ruffles brand potato chips showed slight growth while Fritos brand corn chips declined slightly.

     International sales decreased $16 million or 2% to $647 million. A net unfavorable currency translation impact, principally due to the devaluation of the Mexican peso, was largely offset by higher volumes of $118 million, led by Brazil, Mexico and the U.K., higher pricing, principally in Mexico and, to a lesser extent, in Canada and Poland, and acquisitions, principally in Venezuela and Ecuador.

     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures operating for at least one year. Snack chip kilos rose 12%, as volumes more than doubled in Brazil; in addition, the U.K. and Spain achieved double-digit growth.
These advances were partially offset by double-digit declines at Sabritas and in Korea. Confectionary kilos grew 17%, reflecting double-digit advances at Gamesa and Sabritas partially offset by a double-digit decline in Poland.

     Worldwide operating profits increased $32 million or 12% to $303 million.








- -15-
     Domestic profits grew $34 million or 17% to $232 million. This performance reflected strong volume growth, which contributed $62 million, and higher pricing that exceeded increased promotional price allowances and merchandising support on certain brands. This growth was partially offset by the impact of increased operating and manufacturing costs and the unfavorable sales mix shift to lower-margin, value packages. Increased operating costs were driven by higher selling and distribution expenses in addition to increased investment in brand marketing to maintain strong volume momentum. Higher manufacturing costs reflected increased capacity costs and higher packaging and vegetable oil costs. Despite the unfavorable impact in the first quarter, vegetable oil prices for the full year are still expected to decline slightly from the high 1994 levels. Although difficult to forecast, potato costs for full year 1995 are expected to remain about even with the prior year. Packaging costs are expected to increase for full year 1995. The domestic profit margin increased almost 1 point to 19.7%.

     International profits decreased $2 million or 3% to $71 million as the effects of the peso devaluation on Mexican operations more than offset strong performance in the U.K. and Brazil. A net unfavorable currency translation impact and higher operating costs were substantially offset by higher pricing and increased volumes of $20 million. The increased operating costs reflected higher manufacturing costs as well as increased advertising and selling and distribution expenses. The international profit margin remained relatively unchanged at 10.9%.

     Sabritas and Gamesa combined contributed $36 million or 51% and $58 million or 79% of international snack food operating profits in the first quarter of 1995 and 1994, respectively, and represented 63% of segment operating profits for the full year 1994. As discussed below and on page 11, the decline principally reflected the effects of the devaluation of the Mexican peso. Confectionary kilos grew 22%, while salty kilos declined 12%.

     A profit decline of almost 50% at Sabritas reflected the unfavorable currency translation impact and increased operating costs which were only partially offset by higher pricing and small volume gains. The increased operating costs reflected higher ingredient and wage costs as well as increased advertising and selling and distribution expenses. Lower-margin confectionary kilo volume increased over 50%. Salty kilos declined 12%, due in part to higher pricing and the absence of a successful in-bag promotion late in the first quarter of 1994.

     Despite the effects of the devaluation of the Mexican peso, Gamesa posted strong double-digit profit growth, as higher pricing, a favorable package mix shift to higher-margin single-serve products and increased volumes more than offset the unfavorable currency translation impact and higher operating and administrative expenses. The increased operating costs reflected higher manufacturing costs and advertising expenses. Confectionary kilo growth was 15%.

     Walkers profits nearly doubled, driven by increased volumes, reflecting gains in Walkers Crisps brand, lower operating costs and a favorable currency translation impact from a weaker U.S. dollar. The favorable operating costs reflected lower selling and distribution expenses and manufacturing costs. Increased volume of Doritos brand tortilla chips, introduced late in the second quarter 1994, represented approximately 25% of the kilo growth in the U.K., although it did not generate incremental profits, principally due to continued advertising and marketing investment in the brand.
- -16-
     Brazil's profits nearly quadrupled on a relatively small base, as increased volumes and higher pricing, reflecting in part the substantially improved strength of the country's economy, were only partially offset by higher manufacturing costs.

Restaurants

Worldwide net sales increased $193 million or 9% to $2.4 billion, primarily due to $181 million from additional units (units constructed and acquired, principally from franchisees, net of units closed or sold). Domestic sales increased $91 million or 5% to $1.9 billion and international sales rose $102 million or 28% to $469 million.

     Worldwide operating profits advanced $17 million or 14% to $142 million aided by a comparison to a weak first quarter in 1994. The increase reflected additional units that contributed $23 million, lower store operating costs, reflecting favorable food costs, and higher franchise royalty revenues. These were partially offset by lower net domestic pricing, driven by value promotions, and higher administrative and support costs for international expansion which outpaced declines in domestic spending.

     Domestic profits increased $7 million or 7% to $112 million. Significant unusual items impacting profits were a $4 million benefit due to the favorable settlement of certain prior year domestic casualty insurance programs as a result of an agreement with an insurance company to assume all liability with respect to those programs, a $7 million gain on the refranchising of certain Pizza Hut stores and $3 million in higher costs for increased store closures.

     International profits rose $10 million or 48% to $30 million. Mexico reported a $0.7 million loss in the first quarter of 1995 as compared to earnings of $4.2 million in the same period of 1994. For the full year 1994, Mexico incurred an operating loss of $9 million. As discussed on page 11, the decline primarily reflected the effects of the significant devaluation of the Mexican peso.

     As mentioned in our 1994 Annual Report, we are continuing to consider actions to improve total restaurant operating results and returns on our restaurant investments. We have taken actions during the first quarter including the refranchising and licensing of selected domestic company-owned stores and the closing of others. In addition, cost savings are being generated by the continued consolidation of the headquarters and field operations for the three international restaurant businesses. We expect to take additional actions where appropriate, as we continue to refine our restaurant operating and investment strategies to improve performance.

Pizza Hut

Worldwide sales increased $78 million or 8% to $1.1 billion driven by international operations. The domestic operations continue to represent the major portion of worldwide Pizza Hut. The worldwide sales increase was driven by additional units that contributed $95 million which was partially offset by lower volumes of $30 million, reflecting domestic volume declines that exceeded international volume gains.




- -17-


     Same store sales for domestic company-owned units declined 6%, primarily reflecting a decline in the delivery channel. The introduction of Stuffed Crust Pizza occurred early in the second quarter and therefore had no impact on same store sales for the first quarter.

     Worldwide profits grew $11 million or 17% to $78 million aided by a comparison to a weak 1994. This increase reflected lower store operating costs, primarily reflecting favorable domestic food and advertising costs, additional units that contributed $12 million, increased franchise royalty revenues and a $4 million net gain reflecting a $7 million gain from the refranchising of domestic company-owned restaurants, partially offset by increased store closure costs of $3 million. The reduced food costs were led by lower cheese and meat costs; though difficult to forecast, domestic food costs are expected to decrease in 1995 as compared to 1994. These benefits were partially offset by lower net domestic pricing due to value promotions, principally the new Buffalo Wings and Large Pairs pizza offerings, lower volumes of $9 million and increased administrative and support spending, primarily to develop international growth markets, partially offset by reduced domestic spending. The introduction of the new Buffalo Wings also aided profits. The lower volumes reflected domestic volume declines partially offset by international advances. The worldwide profit margin increased one-half point to 7.3%.

     International sales posted strong double-digit growth led by Korea, Germany, Spain, Australia, Brazil and Poland. The sales growth reflected additional units and volume gains. International profits nearly tripled, reflecting additional units and increased volume, as well as higher franchise royalty revenues. These were partially offset by increased start-up and administrative costs to support country development strategies, which exceeded reduced administrative spending as a result of the consolidation of the international restaurant headquarters.

     Strong profit gains in Korea primarily reflected additional units and strong volume growth. Australia's profits improved significantly as a result of the full implementation of its value strategy, while Canada posted a profit decline. Additionally, international profit growth continues to be moderated by increased losses in investment markets, including Spain, Poland and Brazil.

Taco Bell

Worldwide sales increased $67 million or 10% to $741 million. The domestic operations represent substantially all of worldwide Taco Bell. The worldwide sales growth was led by additional Taco Bell units which contributed $60 million. Same store sales for domestic company-owned Taco Bell units declined 2%. The introduction of a portion of the new low-fat Border Lights product line occurred too late in the quarter to have a material impact either on total sales or on same store sales. The balance of the product line will be introduced in the second quarter of this year.









- -18-
     Worldwide profits decreased $2 million or 5% to $32 million, reflecting increased losses at Chevys and about flat results from our core Taco Bell business. Taco Bell was negatively affected by an unfavorable product mix shift to lower-margin original tacos during the early part of the quarter and a portion of the national roll-out costs of Border Lights. The remainder of the roll-out costs are expected to occur during the second quarter of this year. These unfavorable factors were offset by additional Taco Bell units which contributed $4 million, increased franchise royalty revenues and lower store operating costs, primarily the result of favorable commodity costs. The lower commodity costs reflected lower meat, cheese and bean prices moderated by an increase in the cost of lettuce. Although higher lettuce prices are expected to continue into the second quarter, it is anticipated that they will be partially offset by lower meat costs.
Taco Bell has begun to execute its plans to transition Hot 'n Now during 1995 from primarily a company-operated to a licensee/franchisee-operated business, with several units licensed during the quarter. Taco Bell worldwide profit margin fell more than one-half point to 4.3%.

     International operations posted strong double-digit sales growth, reflecting additional units, partially offset by an unfavorable currency translation impact of a weaker Canadian dollar. International operating results declined from the modest loss for the same period in 1994, reflecting volume declines and start-up costs of new units.

KFC

Worldwide sales rose $48 million or 9% to $597 million. The sales growth reflected additional units that contributed $27 million and volume gains of $21 million.

     Worldwide profits increased $8 million or 31% to $32 million, reflecting higher volumes of $12 million, additional units that contributed $4 million and increased franchise royalty revenues, partially offset by higher field and headquarters administrative and support costs, primarily related to the new units, and lower net pricing. Store operating costs were about even, as lower food costs were offset with increased labor due to the expansion of delivery service. The worldwide profit margin increased almost 1 point to 5.4% due to domestic operations.

     A modest improvement in KFC's domestic sales reflected volume gains from the national introduction of the value-oriented Mega Meal late in 1994. The volume gains from the Mega Meal were partially offset by lower net pricing, primarily due to Mega Meal price promotions. Same store sales advanced 2% from last year. Same store sales growth was previously reported as 3% in the first quarter 1995 earnings press release dated May 2, 1995. The correction is the result of a computational error in the original calculation.

     Domestic profits grew at a strong double-digit rate with the help of a comparison to a weak 1994. Operating profit benefited from higher net pricing on individual products, reduced store operating costs and increased franchise royalty revenues. Reduced food costs drove the favorable store operating costs, due to the reformulation of side items late in the second quarter 1994 and reduced chicken costs, which were partially offset by higher labor costs associated with the expansion of delivery service. The Mega Meal value promotion also had a modest impact on operating profits with its increased volume substantially offset by higher promotional discounting.

- -19-



     Double-digit international sales growth was led by the combined impact of acquired units in the U.K. and new units, primarily in Mexico and Australia, partially offset by declines in Mexico's base business as a result of the devaluation of the Mexican peso and its related effects. The benefit of new units in Mexico relates to units built in 1994 as there have been minimal new units added during 1995. The balance of the sales growth reflected volume gains due, in part, to new value-priced offerings.

     International profits experienced low double-digit growth reflecting gains from additional units, increased volumes, higher net pricing and the net benefit of an accounting period change. The change was the result of the headquarters operations changing its accounting period to conform with its field operations to simplify the reporting process. This resulted in one less month of administrative costs and franchise fee revenues this year. These benefits were partially offset by increased store operating costs and higher field administrative and support costs, primarily to support unit expansion in the U.K., which outpaced the benefit of the consolidation of the international restaurant headquarters.

     Profits increased in Australia, our largest sales market, Canada, the U.K. and New Zealand. Mexico's profits declined sharply reflecting reduced volumes partly attributable to the impact of the devaluation of the Mexican peso.

     International sales represented about 40% of worldwide sales in the first quarter of 1995 and 1994. International profits represented about 60% and 70% of worldwide profits in the first quarter of 1995 and 1994, respectively.




























- -20-
Cash Flows and Financial Condition

Summary of Cash Flows

In the first quarter of 1995, net proceeds of $465 million from debt activities and cash flows from operations of $214 million substantially funded purchases of property, plant and equipment of $399 million, dividend payments of $140 million, share repurchases of $123 million and acquisitions of $44 million.

     In the first quarter of 1995, Mexico's cash flows from operations declined nearly 50% from the same period in 1994, primarily due to the decline in Mexico's decreased operating profits. For the full year 1994, Mexico represented approximately 7% of consolidated cash flows from operations.

Operating Activities

Net cash provided by operating activities increased $35 million or 19% over 1994 to $214 million due to a $91 million or 13% increase in income before cumulative effect of accounting changes after adding back all three classes of noncash charges and credits, partially offset by a $57 million or 10% increase in net operating working capital cash outflows. The working capital change reflected normal growth of worldwide beverage and international snack food accounts receivable, a larger reduction in accrued liabilities during the quarter for 1995 as compared to 1994 due, in part, to higher year-end 1994 accruals and an insurance prepayment in 1995 for a 1995 casualty program that PepsiCo had elected to self-insure in 1994. These impacts were partially offset by a reduction in taxes paid in 1995 reflecting, in part, a 1994 prepayment of taxes related to a federal tax audit for the years 1985 through 1989.

Investing Activities

PepsiCo's investing activities resulted in a net cash outflow of $480 million in the first quarter of 1995 as compared to $624 million for the same period in 1994. This decrease principally reflected a $135 million reduction in net investment activity in PepsiCo's short-term portfolios, which are primarily held outside the U.S. PepsiCo continually reassesses its alternatives to redeploy its investment portfolios, considering investment opportunities and risks, tax consequences and overall financing strategies. The balance of the decrease was due to a reduction in acquisitions and investments in affiliates of $57 million which exceeded the $47 million increase in capital spending. The $44 million acquisition activity primarily included the purchase of domestic and international franchised restaurant businesses and a snack food business in Colombia. The increased capital spending was primarily related to capacity expansion in domestic snack foods.

Financing Activities

Financing activities in the first quarter of 1995 resulted in net cash inflows of $231 million as compared to $450 million in 1994. The $219 million decline principally reflected $323 million in lower net proceeds from debt activities, partially offset by decreased share repurchases of $109 million.




- -21-
     See Note 2 to Condensed Consolidated Financial Statements on page 6 for details of debt issuances and repayments during the quarter. As of March 25, 1995, PepsiCo had authority from the Board of Directors to issue $5.9 billion of long-term debt and had capacity to issue up to $2.8 billion under facilities in place in the U.S., Europe and Japan to take advantage of marketplace opportunities. The principal purposes of these facilities are for financing growth activities and refinancing borrowings. PepsiCo intends to convert any foreign currency-denominated debt obligations issued under the facilities into U.S. dollar-denominated debt obligations through foreign exchange derivative instruments with strong creditworthy counterparties.

     Through May 5, 1995, PepsiCo has repurchased 4.8 million shares at a cost of $175 million, which was funded by short-term borrowings. Including these 1995 purchases of treasury stock, 20.2 million shares have been purchased under the 50 million share repurchase authority granted by PepsiCo's Board of Directors on July 22, 1993.

Financial Condition

At March 25, 1995 and December 31, 1994, $3.5 and $4.5 billion, respectively, of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings on a long-term basis. At March 25, 1995 and December 31, 1994, PepsiCo had unused revolving credit agreements covering potential borrowings aggregating $4.5 billion. These unused credit facilities, of which $1.0 billion expire in January 1996 and $3.5 billion in January 2000, provide the ability to refinance short-term borrowings and are available for acquisitions and other general corporate purposes.

     As described in PepsiCo's 1994 Annual Report, PepsiCo measures financial leverage on a market value basis as well as a historical cost basis. PepsiCo believes that the market value ratio is an appropriate measure of financial leverage. PepsiCo's market value ratio was 25% at March 25, 1995 and 26% at December 31, 1994. The decrease was due to an 11% increase in PepsiCo's stock price partially offset by a 5% increase in net debt. PepsiCo's historical cost ratio of net debt to net capital employed was 50% at March 25, 1995 and 49% at December 31, 1994. The increase was due to the growth in net debt partially offset by a lower increase in net capital.

     Because of PepsiCo's strong cash generating capability and its strong financial condition, PepsiCo has continued access to capital markets throughout the world.

     PepsiCo's negative operating working capital position, which principally reflects the cash sales nature of its restaurant operations, effectively provides additional capital for investment. Operating working capital, which excludes short-term investments and short-term borrowings, was negative $203 million and $323 million at March 25, 1995 and March 19, 1994, respectively. The $120 million decline in negative working capital reflected the impact of base business growth in the more working capital-intensive bottling and snack food operations and a reclassification of certain amounts from current liabilities to non-current liabilities partially offset by the favorable timing of income tax payments and growth in restaurant operations.




- -22-



     Shareholders' equity declined $81 million as net income of $321 million was more than offset by a $189 million unfavorable change in the currency translation account, driven by the devaluation of the Mexican peso, $142 million of dividends declared and an $86 million increase in treasury stock, driven by the share repurchases.




















































- -23-

<audit-report>
Independent Accountants' Review Report


The Board of Directors
PepsiCo, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of March 25, 1995 and the related condensed consolidated statements of income and cash flows for the twelve week periods ended March 25, 1995 and March 19, 1994. These financial statements are the responsibility of PepsiCo, Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 7, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report, referred to above, contains an explanatory paragraph that states that PepsiCo, Inc. in 1994 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and changed its method for calculating the market-related value of pension plan assets used in the determination of pension expense, and in 1992, adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes."


                                                  KPMG Peat Marwick LLP



New York, New York
May 2, 1995




- -24-
</audit-report>

PART II - OTHER INFORMATION AND SIGNATURES



Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit Index

              Exhibit 11  -   Computation of Net Income Per Share
                              of Capital Stock - Primary and Fully Diluted

              Exhibit 12  -   Computation of Ratio of Earnings to
                              Fixed Charges

              Exhibit 15  -   Letter from KPMG Peat Marwick LLP regarding
                              Unaudited Interim Financial Information
                              (Accountants' Acknowledgment)

              Exhibit 27  -   Financial Data Schedule


          (b) Reports on Form 8-K


              No reports on Form 8-K were filed during the quarter covered by this report.


































- -25-


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)







Date   May 8, 1995                      Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date   May 8, 1995                           Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary



























- -26-