Form 10-Q
period 1995-06-17
PEPSICO INC
filed 1995-08-01
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 17, 1995  (12 and 24 Weeks Ended)

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to


Commission file number  1-1183




                                   PEPSICO, INC.
(Exact name of registrant as specified in its charter)


         North Carolina                                   13-1584302
(State or other jurisdiction of                             (I.R.S.
Employer incorporate or organization)                  Identification No.)


       700 Anderson Hill Road
     Purchase, New York                                     10577
(Address of principal executive offices)                  (Zip Code)



         914-253-2000
(Registrant's telephone number, including area code)

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

YES   X    NO



Number of shares of Capital Stock outstanding as of July 14, 1995:
787,511,446
PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                           Page No.

Part I         Financial Information:

                 Condensed Consolidated Statement of
                   Income - 12 and 24 week periods
                   ended June 17, 1995 and June 11, 1994       2

                 Condensed Consolidated Balance Sheet -
                   June 17, 1995 and December 31, 1994       3-4

                 Condensed Consolidated Statement of
                   Cash Flows - 24 week periods ended
                   June 17, 1995 and June 11, 1994             5

                 Notes to Condensed Consolidated
                   Financial Statements                      6-8

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition        9-28

                 Independent Accountants' Review Report        29


Part II        Other Information and Signatures             30-31


Exhibit 11     Computation of Net Income Per Share of
                 Capital Stock - Primary and Fully
                 Diluted                                    32-33


Exhibit 12     Computation of Ratio of Earnings to
                 Fixed Charges                              34-35


Exhibit 15     Letter from KPMG Peat Marwick LLP
                 regarding Unaudited Interim Financial
                 Information (Accountants' Acknowledgment)     36


Exhibit 27     Financial Data Schedule                         37














-1-
PART I - FINANCIAL INFORMATION
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                     12 Week               24 Week
                                  Periods Ended          Periods Ended
                                6/17/95   6/11/94     6/17/95    6/11/94

Net Sales                      $7,285.8  $6,557.0   $13,476.6  $12,285.9

Costs and Expenses, net:
   Cost of sales                3,550.9   3,137.5     6,572.9    5,922.0
   Selling, general and
    administrative expenses     2,792.1   2,561.4     5,262.6    4,888.1
   Amortization of intangible
    assets                         73.5      73.1       142.7      140.3
Operating Profit                  869.3     785.0     1,498.4    1,335.5
   Gain on joint venture
    stock offering                    -      17.8           -       17.8
   Interest expense              (162.6)   (150.1)     (322.6)    (282.7)
   Interest income                 29.1      19.5        56.3       40.0
Income Before Income Taxes and
 Cumulative Effect of
  Accounting Changes              735.8     672.2     1,232.1    1,110.6
Provision for Income Taxes        248.6     225.7       423.8      381.3

Income Before Cumulative Effect
 of Accounting Changes            487.2     446.5       808.3      729.3
Cumulative Effect of
 Accounting Changes:
  Postemployment benefits
  (net of income tax benefit
    of $29.3)                         -         -           -      (55.3)
  Pension assets (net of income
   tax expense of $14.5)              -         -           -       23.3

Net Income                     $  487.2  $  446.5   $   808.3  $   697.3

Income (Charge) Per Share:
Before Cumulative Effect of
 Accounting Changes            $   0.61  $   0.55   $    1.01  $    0.90
Cumulative Effect of Accounting
 Changes:
  Postemployment benefits             -         -           -      (0.07)
  Pension assets                      -         -           -       0.03

Net Income Per Share           $   0.61  $   0.55   $    1.01  $    0.86

Cash Dividends Declared
 Per Share                     $   0.20  $   0.18   $    0.38  $    0.34

Average Shares Outstanding
  Used To Calculate Income
   (Charge) Per Share             803.5     803.0       801.5      806.5


See accompanying notes.


-2-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                   Unaudited
                                                    6/17/95    12/31/94
Current Assets
  Cash and cash equivalents                        $   339.3   $   330.7
  Short-term investments, at cost                    1,139.2     1,157.4
                                                     1,478.5     1,488.1
  Accounts and notes receivable, less
    allowance: 6/95 - $145.3, 12/94 - $150.6         2,648.8     2,050.9
  Inventories
    Raw materials and supplies                         477.3       454.8
    Finished goods                                     580.8       515.2
                                                     1,058.1       970.0

  Prepaid expenses, taxes and other
   current assets                                      500.3       563.2
      Total Current Assets                           5,685.7     5,072.2

Investments in Affiliates                            1,393.8     1,295.2

Property, Plant and Equipment                       16,785.6    16,130.1
Accumulated Depreciation                            (6,757.5)   (6,247.3)
                                                    10,028.1     9,882.8

Intangible Assets, net                               7,798.3     7,842.1

Other Assets                                           802.7       699.7

        Total Assets                               $25,708.6   $24,792.0











Continued on next page.













-3-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  Unaudited
                                                   6/17/95     12/31/94

Current Liabilities
  Accounts payable                                $ 1,427.7   $ 1,451.6
  Short-term borrowings                             1,045.2       678.5
  Accrued compensation and benefits                   768.9       753.5
  Income taxes payable                                496.0       671.7
  Accrued marketing                                   448.7       546.2
  Other current liabilities                         1,195.0     1,168.9
      Total Current Liabilities                     5,381.5     5,270.4

Long-term Debt                                      9,100.4     8,840.5

Other Liabilities                                   2,041.1     1,852.1

Deferred Income Taxes                               1,952.0     1,972.9

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per
    share: authorized 1,800 shares, issued
    6/95 and 12/94 - 863.1                             14.4        14.4
  Capital in excess of par value                      973.2       934.4
  Retained earnings                                 8,247.8     7,739.1
  Currency translation adjustment                    (534.7)     (470.6)
                                                    8,700.7     8,217.3

Less:  Treasury Stock, at Cost:
    6/95 - 74.2 shares, 12/94 - 73.2 shares        (1,467.1)   (1,361.2)
      Total Shareholders' Equity                    7,233.6     6,856.1

        Total Liabilities and
          Shareholders' Equity                    $25,708.6   $24,792.0







See accompanying notes.












-4-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                     24 Week Periods Ended
                                                      6/17/95     6/11/94
Cash Flows - Operating Activities:
   Income before cumulative effect of
    accounting changes                               $   808.3   $   729.3
   Adjustments to reconcile income before cumulative
    effect of accounting changes to net cash
    provided by operating activities:
      Depreciation and amortization                      802.0       698.5
      Deferred income taxes                                2.0        36.8
      Other noncash charges and credits, net             225.1       132.6
      Changes in operating working capital,
       excluding effects of acquisitions:
       Accounts and notes receivable                    (629.2)     (409.0)
       Inventories                                       (97.3)     (133.4)
       Prepaid expenses, taxes and other
        current assets                                     6.0         3.7
       Accounts payable                                  (30.2)      (62.9)
       Income taxes payable                             (148.5)      (99.3)
       Other current liabilities                         (63.2)       89.0
      Net change in operating working capital           (962.4)     (611.9)
Net Cash Provided by Operating Activities                875.0       985.3
Cash Flows - Investing Activities:
   Acquisitions and investments in affiliates           (113.1)     (223.2)
   Capital spending                                     (868.3)     (949.4)
   Proceeds from sales of property, plant and
    equipment                                             51.7        21.7
   Short-term investments, by original maturity:
        More than three months - purchases              (172.1)     (138.9)
        More than three months - maturities               66.0       433.9
        Three months or less, net                         99.1      (113.7)
   Other, net                                           (121.3)      (98.8)
Net Cash Used for Investing Activities                (1,058.0)   (1,068.4)
Cash Flows - Financing Activities:
   Proceeds from issuances of long-term debt           1,387.4       368.8
   Payments of long-term debt                           (268.1)     (506.8)
   Short-term borrowings, by original maturity:
        More than three months - proceeds                888.3     1,030.9
        More than three months - payments             (1,725.0)   (1,035.4)
        Three months or less, net                        307.9       888.9
   Cash dividends paid                                  (283.3)     (255.1)
   Purchases of treasury stock                          (186.4)     (377.5)
   Proceeds from exercises of stock options               87.9        52.7
   Other, net                                            (20.9)      (24.9)
Net Cash Provided by Financing Activities                187.8       141.6
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                     3.8        (2.3)
Net Increase in Cash and Cash Equivalents                  8.6        56.2
Cash and Cash Equivalents - Beginning of year            330.7       226.9
Cash and Cash Equivalents - End of period            $   339.3   $   283.1

See accompanying notes.




-5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Condensed Consolidated Balance Sheet at June 17, 1995 and the Condensed Consolidated Statements of Income for the 12 and 24 week periods ended June 17, 1995 and June 11, 1994 and the Condensed Consolidated Statement of Cash Flows for the 24 week periods ended June 17, 1995 and June 11, 1994 have not been audited, but have been prepared in conformity with the accounting principles applied in the PepsiCo, Inc. and Subsidiaries (PepsiCo) 1994 Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 and 24 week periods are not necessarily indicative of the results expected for the year.

(2) Significant debt issuances and repayments (exclusive of commercial paper), including the related effects of any interest rate and/or foreign currency swaps entered into concurrently with the debt, are listed below. As disclosed in PepsiCo's 1994 Annual Report, PepsiCo enters into the swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs.

                                                              Weighted
                                                               Average
                                   Principal      Maturity    Interest
Debt Issued                      (in millions)      Date        Rate

12 week period ended June 17, 1995:

                                     $ 54.3         1996      6.36% Fixed
                                      265.6         1999         *
                                      400.0         2000      6.30% Fixed
                                       25.0         2000         *
                                      200.0         2002         *
                                       25.0         2005         *
                                     $969.9

Subsequent to June 17, 1995:

                                     $ 60.0         2005         *

*    Variable rate debt indexed to either LIBOR or commercial paper rates.

In addition, during the 12 week period ended June 17, 1995, PepsiCo repaid upon maturity:

     -    $15 million of Zero Coupon Bonds.
     -    $675 million of variable rate Notes.
     -    $190 million 7.85% fixed rate Notes.


Subsequent to June 17, 1995, PepsiCo repaid upon maturity:

     -    $25 million variable rate Notes.
     -    $28.6 million 5.9% fixed rate Notes.
     -    $200 million 5.625% fixed rate Notes.

-6-
(3) At June 17, 1995, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt", reflecting PepsiCo's intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis. At June 17, 1995, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $4.5 billion, of which $1.0 billion expire in January 1996 and $3.5 billion expire in January
2000.

(4)  Through the second quarter ended June 17, 1995, PepsiCo repurchased
5.1 million shares of its capital stock at a cost of $186 million. Subsequent to the second quarter, PepsiCo repurchased 2.6 million shares at a cost of $118 million through July 26, 1995.

(5) On July 1, 1995, PepsiCo made an annual grant under its broad-based SharePower Stock Option Plan of 7.8 million options to approximately 132,000 eligible employees. On July 27, 1995, the Compensation Committee of PepsiCo's Board of Directors approved a 1995 Stock Option Incentive Plan
(SOIP) for managers, and awarded under it approximately 3.7 million options to approximately 2,400 employees. SOIP stock options become exercisable after one year at the fair market value of PepsiCo Capital Stock on the date of grant and have a total term of 10 years.

(6) As described in Note 4 to the Consolidated Financial Statements in PepsiCo's 1994 Annual Report, in 1993 PepsiCo entered into a joint venture arrangement with the principal shareholders of Buenos Aires Embotelladora S.A. (BAESA), a franchised bottler with operations in Brazil, Argentina, Chile, Uruguay and Costa Rica. On March 24, 1994, BAESA completed a public offering of 2.9 million American Depositary Shares (ADS) at $34.50 per ADS, which are traded on the New York Stock Exchange. In conjunction with the public offering, PepsiCo and certain other shareholders exercised options for the equivalent of 1.6 million ADS. As a result of these transactions, PepsiCo's ownership in BAESA declined to 23.8% from 25.9%. These transactions generated cash proceeds for BAESA of $136.4 million. The resulting one-time, noncash gain to PepsiCo was $17.8 million ($16.8 million after-tax or $0.02 per share).

(7) As described in Note 14 to the Consolidated Financial Statements in PepsiCo's 1994 Annual Report, effective the beginning of fiscal year 1994, PepsiCo adopted Statement of Financial Accounting Standards No. 112 (SFAS
112), "Employers' Accounting for Postemployment Benefits." The cumulative effect noncash charge upon adoption of SFAS 112, which relates to years prior to 1994, was $84.6 million ($55.3 million after-tax or $0.07 per share).

(8) As described in Note 13 to the Consolidated Financial Statements in PepsiCo's 1994 Annual Report, effective the beginning of fiscal year 1994, PepsiCo changed the method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. The cumulative effect noncash credit upon adoption of this change, which relates to years prior to 1994, was $37.8 million ($23.3 million after-tax or $0.03 per share).







-7-
(9) Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. SFAS 121 requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 121 requires a forecast of undiscounted future operating cash flows, including disposal value if any, to be produced by the asset be compared to its carrying amount to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value should be based on the best information available, including considering prices for similar assets and the results of valuation techniques to the extent available, for example, discounted cash flows as if the decision to continue to use the impaired asset is a new investment decision. PepsiCo currently measures impairment primarily by use of current or forecasted operating income from the asset.

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

     PepsiCo is currently evaluating a variety of implementation issues, including the appropriate grouping of assets for each of our business segments, the appropriate cash flow models to be used and the impact of changing the carrying amounts for assets currently held for disposal from their estimated net realizable values to their estimated fair values. PepsiCo has not yet estimated the one-time noncash impact, if any, of adopting SFAS 121. PepsiCo's decision regarding early adoption will not be made until evaluation of these implementation issues has been completed. SFAS 121 is required to be adopted beginning in 1996.

(10) Supplemental Cash Flow Information:

     ($ in millions)                                24 Week Periods Ended
                                                    6/17/95      6/11/94
Cash Flow Data:

   Interest paid                                     $367.7      $258.8
   Income taxes paid                                  446.7       338.1

Schedule of Noncash Investing and Financing
 Activities:

   Liabilities assumed in connection with
    acquisitions                                       32.0       116.9
   Issuance of treasury stock and debt for
    acquisitions                                        3.6         8.9






-8-



MANAGEMENT'S ANALYSIS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION



To improve comparability, Management's Analysis includes the impact, where significant, of beverage and snack food acquisitions, net of operations sold or contributed to joint ventures (collectively, "net acquisitions"). The impact of acquisitions represents the results of the acquired businesses for periods in the current year corresponding to the prior year periods that did not include the results of the businesses. Restaurant units acquired, principally from franchisees, and constructed units, net of units closed or sold, principally to franchisees, are treated the same for purposes of this analysis and are collectively referred to as "additional units."


Analysis of Consolidated Operations


Net sales rose $729 million or 11% to $7.3 billion for the quarter and $1.2 billion or 10% to $13.5 billion year-to-date. For both the quarter and year-to-date, the sales growth benefited from volume gains of $420 million and $778 million, respectively, driven by worldwide snack foods, beverages and for the quarter, Pizza Hut. The quarter and year-to-date also benefited from higher net pricing, reflecting increases in international snack foods, driven by Mexico, and domestic beverages, reflecting increased packaging costs, and additional restaurant units which contributed $183 million for the quarter and $362 million year-to-date. These benefits were partially offset by unfavorable currency translation impacts, primarily related to international snack foods as a result of the devaluation of the Mexican peso. International net sales grew 13% for the quarter and 11% year-to-date, and represented 29% of total net sales for the quarter and 28% year-to-date, compared to 28% of total net sales for both the quarter and year-to-date in 1994.

     Cost of sales as a percentage of net sales increased to 48.7% for the second quarter of 1995 from 47.8% in 1994. Year-to-date cost of sales as a percent of net sales increased to 48.8% from 48.2%. The 1995 increases were primarily due to higher cost of sales in worldwide beverages and international snack foods. Higher packaging costs caused a higher domestic beverage cost of sales for both the quarter and year-to-date. The higher cost of sales in international beverages and snack foods is due in part to cost increases as a result of the devaluation of the Mexican peso.














-9-
     Selling, general and administrative (S,G&A) expenses rose 9% for the quarter and 8% year-to-date. S,G&A expenses as a percentage of net sales were 38.3% for the quarter and 39.0% year-to-date, as compared to 39.1% and 39.8% for the comparable periods in 1994. Selling and distribution expenses grew at a slightly slower rate than sales for both the quarter and year-to-date, in part reflecting savings from a previously disclosed 1994 domestic beverage reorganization and a slower rate of spending in international snack foods, partially offset year-to-date by a faster rate of spending in domestic restaurants, in part reflecting new units. Advertising and marketing expenditures grew at a slower rate than sales reflecting a slower rate of spending in worldwide beverages and domestic restaurants, partially offset year-to-date by a higher rate of spending in worldwide snack foods. General and administrative (G&A) expenses grew at the same rate as sales for the quarter as significant savings in domestic beverages, primarily attributable to the 1994 reorganization, were offset by higher rates of spending in international snack foods and domestic restaurants, which incurred a $20 million charge for the relocation of certain functions of Pizza Hut's domestic headquarters from Wichita to Dallas. Year-to-date G&A expenses grew at a slower rate than sales led by savings in domestic beverages from the 1994 reorganization which were partially offset by a higher rate of spending in international snack foods and domestic restaurants.

     Amortization of intangible assets rose 1% for the quarter and 2% year-to-date. This noncash expense reduced net income per share by $0.07 and $0.14 for the quarter and year-to-date, respectively, compared to $0.07 and $0.13 for the same periods in 1994.

     Consolidated operating profit increased $84 million or 11% for the quarter and $163 million or 12% year-to-date, driven by combined segment operating profit growth of $97 million or 12% for the quarter and $180 million or 13% year-to-date. The segment profit performance benefited from volume growth of $124 million for the quarter and $254 million year-to-date driven by worldwide snack foods and beverages as well as additional restaurant units, primarily domestic, that contributed $25 million for the quarter and $43 million year-to-date. These advances were partially offset by unfavorable currency translation impacts. The benefit of higher net pricing in worldwide snack foods was more than offset in the quarter and year-to-date by increased product and operating costs, while the benefit of higher net pricing in worldwide beverages for both periods was partially offset by increased product and operating costs. International segment profits declined 1% for the quarter and year-to-date, reflecting a sharp decline in Sabritas, one of our Mexican snack foods companies, substantially offset by a strong double-digit increase in restaurants and, for the quarter, double-digit growth in beverages. International profits represented 18% and 17% of segment operating profits for the quarter and year-to-date, respectively, in 1995 compared to 20% and 19%, respectively, for the comparable periods in 1994. Foreign exchange gains and losses and equity income are not included in segment operating profit. Consolidated operating profit growth in the quarter was hampered by net foreign exchange losses of $3.8 million compared to net foreign exchange gains of $3.3 million in 1994, while year-to-date consolidated operating profit growth benefited from net foreign exchange gains of $6.1 million compared to net foreign exchange losses of $2.4 million in 1994. Equity income declined $0.8 million for the quarter to $8.6 million and declined $15.5 million to $7.1 million year-to-date. The year-to-date decline reflected the effects of the devaluation of the peso on our bottling joint ventures in Mexico, driven in large part by foreign exchange losses on their dollar denominated debt.

-10-
     The joint venture stock offering gain of $17.8 million ($16.8 million after-tax or $0.02 per share) related to the March 24, 1994 public offering of shares by BAESA, as further described in Note 6.

     Interest expense, net of interest income, increased 2% for the quarter and 10% year-to-date reflecting the net impact of higher average interest rates, partially offset by lower average borrowings. Excluding the impact of net acquisitions, net interest expense was unchanged for the quarter and increased 7% year-to-date.

     Provision for income taxes as a percentage of income before income taxes and cumulative effect of accounting changes was 33.8% for the quarter and 34.4% year-to-date. Excluding the favorable tax impact of the BAESA transaction, the provision for income taxes was 34.3% and 34.8% of pretax income for the comparable periods in 1994. The modest rate decline for both the quarter and year-to-date reflected the reversal of prior year accruals no longer required as the result of the resolution of certain audit issues and an increase in the proportion of income taxed at lower foreign rates, substantially offset by a higher foreign effective rate.
The higher foreign effective rate is primarily due to a provision in the 1993 U.S. tax legislation which reduced the tax credit associated with beverage concentrate operations in Puerto Rico and became effective for PepsiCo on December 1, 1994. This provision limited the tax credit on income earned in Puerto Rico in the first year to 60% of the credit allowed under the previous tax law, with the limit further reduced ratably over the following four years to 40%. As noted in our 1994 Annual Report, the U.S. Department of the Treasury in 1994 proposed a change to a current regulation (known as Q&A 12), which would further reduce the tax advantages associated with our beverage concentrate operations in Puerto Rico. If it is adopted as currently proposed, the change will become effective for PepsiCo retroactively to December 1, 1994. However, to date, the Treasury Department has not finalized its Q&A 12 proposal and we cannot predict if or when the change will be adopted. In accordance with Generally Accepted Accounting Principles, the impact of the proposed change to Q&A 12 has not yet been included in the 1995 effective tax rate.

     For the quarter, net income increased 9% to $487 million and net income per share increased 11% to $0.61. For the year-to-date, income and income per share before cumulative effect of accounting changes increased 11% to $808 million and 12% to $1.01, respectively. Excluding the impact of the 1994 BAESA gain and the cumulative effect of accounting changes, net income grew 13% and net income per share grew 15% for both the quarter and year-to-date. Acquisitions had no effect on net income per share for the quarter, but diluted year-to-date net income per share by $0.01 or 1 point.

     Mexico represented our largest international market in 1994, contributing $261 million, or 8% of full year 1994 segment operating profits and an estimated $175 million ($0.22 per share) or 10% of full year 1994 net income. As disclosed in our 1994 Annual Report, we expect to report lower earnings from Mexico in 1995 than we otherwise would have because of the devaluation of the Mexican peso and its related effects.
The peso has devalued approximately 45% for the quarter and year-to-date compared with the same periods in 1994.







-11-
     As indicated in our Form 10-Q for the first quarter of 1995, and presented below, the rate of decline in results from operations in Mexico accelerated in the second quarter. This is due in part to softening demand and the effect of additional cost increases which exceeded price increases. In addition, the first quarter of 1995 benefited from price increases which preceded anticipated cost increases and lower cost of sales as a result of utilizing inventories that were purchased at lower, pre-devalued peso prices.

Estimated Mexico results were as follows:

                                    Second Quarter       Year-To-Date
                                   1995      1994      1995      1994

Net Sales ($ millions)             274.1     443.2     570.7     880.0

Segment Operating Profit
 ($ millions)                       22.1      65.2      57.5     131.9

Segment Operating Profit (%)         8.1      14.7      10.1      15.0

% of International
  Segment Operating Profit          13.8      40.3      21.9      49.5

% of Segment Operating Profit        2.4       8.1       3.7       9.5

Net Income ($ millions)             16.3      45.5      40.1      85.3

Earnings Per Share                  0.02      0.06      0.05      0.11

Note:  All amounts for Mexico presented above and in Management's
Discussion and Analysis of Segments of the Business include an allocation of the international divisions' headquarters expenses, but exclude any allocation of PepsiCo's corporate expenses and financing costs.

     The decline in Mexico's segment operating profits reflected higher product and operating costs, the unfavorable translation effect of the weaker peso and slightly lower volumes, partially offset by increased pricing. The estimated decline in net income and earnings per share reflects the decrease in Mexico's segment operating profits, additional losses in equity in net income of our Mexican affiliates and foreign exchange losses. Although difficult to forecast, the adverse year-over-year impact of the devaluation and its related effects is expected to continue over the balance of the year as we anticipate continued soft demand and additional cost increases. In addition to our actions in other businesses to mitigate the profit declines in Mexico, each of our operations in Mexico have taken and will continue to take additional actions, when possible, to prudently price, mitigate cost increases, reduce capital spending and drive volumes. See each business segment discussion for additional information.










-12-
PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFITS
($ in millions, unaudited)

                   Net Sales                  Operating Profits
                 12 Weeks Ended               12 Weeks Ended
            6/17/95   6/11/94  % Change 6/17/95     6/11/94   % Change

Beverages
-Domestic   $1,689.5  $1,587.9     6    $ 320.1     $ 270.9    18
-Int'l         909.8     731.3    24       75.6        64.1    18
             2,599.3   2,319.2    12      395.7       335.0    18

Snack Foods
-Domestic    1,301.1   1,161.6    12      264.6       233.1    14
-Int'l         696.6     716.5    (3)      64.5        85.6   (25)
             1,997.7   1,878.1     6      329.1       318.7     3
Restaurants
-Domestic    2,216.7   1,976.2    12      161.6       143.9    12
-Int'l         472.1     383.5    23       19.9        12.0    66
             2,688.8   2,359.7    14      181.5       155.9    16

Total
-Domestic    5,207.3   4,725.7    10      746.3       647.9    15
-Int'l       2,078.5   1,831.3    13      160.0       161.7    (1)
            $7,285.8  $6,557.0    11      906.3       809.6    12

Equity Income                               8.6         9.4    (9)

Other Unallocated Expenses, net           (45.6)      (34.0)   34

Operating Profit                        $ 869.3     $ 785.0    11

Results by Restaurant Chain:

Pizza Hut   $1,224.3  $1,000.1    22    $ 100.0     $  59.7    68
Taco Bell      826.8     767.1     8       43.2        54.6   (21)
KFC            637.7     592.5     8       38.3        41.6    (8)
            $2,688.8  $2,359.7    14    $ 181.5     $ 155.9    16





















-13-
PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFITS
($ in millions, unaudited)

                   Net Sales                  Operating Profits
                 24 Weeks Ended               24 Weeks Ended
            6/17/95   6/11/94  % Change 6/17/95     6/11/94   % Change

Beverages
-Domestic   $ 3,086.8 $ 2,877.2    7  $  529.6      $  436.6      21
-Int'l        1,479.6   1,251.5   18      77.1          75.5       2
              4,566.4   4,128.7   11     606.7         512.1      18

Snack Foods
-Domestic     2,477.5   2,209.9   12     496.5         430.7      15
-Int'l        1,343.9   1,380.1   (3)    135.3         158.5     (15)
              3,821.4   3,590.0    6     631.8         589.2       7
Restaurants
-Domestic     4,147.3   3,816.4    9     273.6         248.7      10
-Int'l          941.5     750.8   25      50.2          32.5      54
              5,088.8   4,567.2   11     323.8         281.2      15

Total
-Domestic     9,711.6   8,903.5    9   1,299.7       1,116.0      16
-Int'l        3,765.0   3,382.4   11     262.6         266.5      (1)
            $13,476.6 $12,285.9   10   1,562.3       1,382.5      13

Equity Income                              7.1          22.6     (69)

Other Unallocated Expenses, net          (71.0)        (69.6)      2

Operating Profit                      $1,498.4      $1,335.5      12

Results by Restaurant Chain:
Pizza Hut   $ 2,286.2 $ 1,984.7   15  $  178.0      $  126.5      41
Taco Bell     1,567.8   1,440.8    9      75.1          88.3     (15)
KFC           1,234.8   1,141.7    8      70.7          66.4       6
            $ 5,088.8 $ 4,567.2   11  $  323.8      $  281.2      15






















-14-
Segments Of The Business



The following discussion and analysis should be read in conjunction with the Supplemental Schedule of Net Sales and Operating Profits on pages 13 and 14. For purposes of the Restaurants analysis, net sales by PFS, PepsiCo's restaurant distribution operation, to the franchisees of each restaurant chain, and the related estimated operating profits have been allocated to each restaurant chain.

Beverages

Worldwide net sales increased $280 million or 12% to $2.6 billion for the quarter and $438 million or 11% to $4.6 billion year-to-date. Worldwide operating profits increased $61 million or 18% to $396 million for the quarter and $95 million or 18% to $607 million year-to-date.

     Domestic sales rose $102 million or 6% to $1.7 billion for the quarter and $210 million or 7% to $3.1 million year-to-date. Sales growth benefited from higher pricing on most carbonated soft drink (CSD) packages for both the quarter and year-to-date, reflecting a pass through of higher packaging costs. Volume growth contributed $35 million for the quarter and $106 million year-to-date driven by CSD products.

     System bottler case sales of Pepsi Corporate brands (case sales) consist of sales of packaged products to retailers and through vending machines and fountain syrup by company-owned and franchised bottlers. Previously existing Ocean Spray products sold to retailers under a distribution agreement are not included in reported case sales growth. Second quarter domestic and international case sales include the calendar months of April and May, consistent with prior years. Domestic case sales increased 3% for both the quarter and year-to-date, reflecting strong double-digit growth in the Mountain Dew brand and a gain in Brand Pepsi, partially offset by a small decline in Diet Pepsi and Slice brands. Total alternative beverages, which include Lipton brand ready-to-drink tea, All Sport and the jointly developed Ocean Spray Lemonade products, grew at a double-digit rate and contributed 0.2 and 0.4 of a point to the case sales growth for the quarter and year-to-date, respectively. The alternative beverage advances reflected double-digit growth in Lipton brand tea, led by strong double-digit volume gains from Lipton Brisk which more than offset lower volumes of Lipton Original, partially offset by declines in Ocean Spray Lemonade products, and for the quarter, a slight decline in All Sport. Case sales of fountain syrup grew at a significantly slower rate than packaged products for both the quarter and year-to-date.















-15-
     Domestic profits increased $49 million or 18% to $320 million for the quarter and $93 million or 21% to $530 million year-to-date. Volume gains, driven by packaged products, contributed $19 million to profit growth for the quarter and $60 million year-to-date. The benefit of the higher effective net pricing on packaged products was offset by increased product costs, primarily reflecting higher packaging costs. The quarter and year-to-date profit growth benefited from higher concentrate pricing, which exceeded related product costs. Double-digit declines in administrative expenses for both periods reflected savings from a previously disclosed 1994 consolidation of headquarters and field operations. For the quarter and year-to-date, selling and distribution expenses grew at the same rate as volume, but at a slower rate than sales, which reflected the benefits of increased pricing. Advertising and marketing expenses increased modestly for the quarter although they declined slightly year-to-date. Profit growth for the quarter and year-to-date was dampened by a profit decline in alternative beverages, caused by a second quarter charge for estimated probable future take-or-pay co-packing penalties. Year-to-date profit growth was also mitigated by the absence of 1994 gains totaling $8.9 million resulting from sales of bottling businesses. The domestic profit margin grew nearly two points to 18.9% for the quarter and two points to 17.2% year-to-date.

     International sales rose $178 million or 24% to $910 million for the quarter and $228 million or 18% to $1.5 billion year-to-date. Comparisons are affected by the impact of start-up of company-owned bottling and distribution operations within the past twelve months ("Start-up Operations"), principally in Eastern Europe, as well as acquisitions, consisting primarily of franchised and independent bottling operations in Asia and Latin America. The start-up operations and acquisitions contributed $24 million and $13 million, respectively, or 5 points to the sales growth on a combined basis for the quarter, and $37 million and $22 million, respectively, or 5 points year-to-date. Sales growth also reflected higher volume of both packaged product sales and concentrate shipments to franchised bottlers totaling $89 million for the quarter and $140 million year-to-date. Sales growth for the quarter and year-to-date was also aided by higher effective net prices on concentrate and packaged products. The higher net pricing primarily reflected increased prices in Mexico. Favorable currency translation impacts, primarily due to the strength of Western European currencies and the Japanese yen, were partially offset in the quarter and fully offset year-to-date by unfavorable currency translation impacts, primarily reflecting a weaker Mexican peso.

     International case sales increased 12% for the quarter and 10% year-to-date. The advances were broad based and reflected double-digit growth in Asia, led by gains in China, India, Thailand and Pakistan, and Eastern Europe, led by Russia, the Czech and Slovak Republics and Poland. The increases also reflected advances in Latin America, our largest geographic region in case sales. Brazil's triple-digit growth for both the quarter and year-to-date was substantially offset in the quarter and partially offset year-to-date by volume declines in Mexico, our largest case sales country outside the U.S., which accelerated in the second quarter. Solid growth was also achieved throughout the European Division and the Middle East.








-16-
     International profits increased $12 million or 18% to $76 million for the quarter and $2 million or 2% to $77 million year-to-date. Start-up operations and acquisitions reduced profits by $2 million and $1 million, respectively, or 4 points on a combined basis for the quarter, and $8 million and $3 million, respectively, or 15 points year-to-date. Profit growth benefited from increased volumes of concentrate and packaged products of $21 million for the quarter and $35 million year-to-date. The profit growth for both the quarter and year-to-date also reflected the higher effective net pricing on packaged products and concentrate, enhanced for the quarter by lower operating costs but partially offset year-to-date by higher operating costs, due in part to country and product mix. These benefits were substantially offset in the quarter and year-to-date by higher field and headquarters administrative expenses and unfavorable currency translation impacts, principally due to the devaluation of the Mexican peso. The increased field administrative expenses primarily reflected costs to support expansion in developing markets, led by Asia and Eastern Europe.

     On a regional basis, the quarter and year-to-date profit growth reflected strong gains in the European Division and Canada. The growth in the European Division was led by advances in the United Kingdom, Turkey, Spain and, year-to-date, reduced losses in Germany. Profit growth for the quarter and year-to-date was also aided by advances in Asia, led by gains in Japan. These increases were partially offset in the quarter by a decline in the Middle East and year-to-date by the start-up losses in Eastern Europe. Profit growth for the quarter and year-to-date was also hampered by declines in Latin America, reflecting lower profits in Mexico, Argentina and Colombia, which were substantially offset in the quarter and partially offset year-to-date by increased profits in Brazil. The international profit margin declined one-half point to 8.3% for the quarter and nearly 1 point to 5.2% year-to-date.

     As discussed on page 12, results in Mexico have been adversely impacted by the effects of the significant devaluation of the Mexican peso. Net sales in Mexico declined $9 million for the quarter and $18 million year-to-date, while operating profits declined $5 million or 50% for the quarter and $10 million or 66% year-to-date to $5 million for both periods. Mexico represented 7% of 1995 international beverages segment operating profit for the quarter and 7% year-to-date in 1995 and 16% and 20% for the comparable periods in 1994. Mexico represented 22% of international beverages operating profits for the full year 1994.

Snack Foods

Worldwide net sales rose $120 million or 6% to $2.0 billion for the quarter and $231 million or 6% to $3.8 billion year-to-date. Worldwide operating profits increased $10 million or 3% to $329 million for the quarter and $43 million or 7% to $632 million year-to-date.

     Domestic sales grew $140 million or 12% to $1.3 billion for the quarter and $267 million or 12% to $2.5 billion year-to-date, reflecting volume growth of $130 million for the quarter and $250 million year-to-date. This growth reflected gains in almost all major brands, led by our low-fat and no-fat snacks, which accounted for 42% and 45% of the total sales growth for the quarter and year-to-date, respectively. Volume growth was aided by increased promotional price allowances and merchandising programs to retailers, which are reported as marketing expenses and therefore do not reduce reported sales. For both the quarter and year-to-date, modestly increased pricing in almost all major brands was partially offset by a sales mix shift to larger value-oriented packages.

-17-
     Domestic pound volume advanced 11% for both the quarter and year-to-date, reflecting exceptional performance from the expanding low-fat and no-fat category. This category comprised 48% and 51% of the total pound growth for the quarter and year-to-date, respectively, driven by Rold Gold Fat Free Thins brand, Baked Tostitos brand introduced in the first quarter of 1994, Tostitos brand salsa and Ruffles Light brand potato chips. Lay's brand potato chips, led by Lay's KC Masterpiece Barbecue Flavor brand potato chips introduced late in the first quarter 1994, grew double-digit in the quarter and single-digit year-to-date. Doritos brand tortilla chips, driven by new line extensions and packaging, had solid single-digit pound growth. Gains in the Taco Bell line of Mexican foods also aided the year-to-date growth. For both the quarter and year-to-date, Chee.tos cheese flavored snacks fueled by fried Chee.tos had solid single-digit growth, while Fritos brand corn chips declined slightly.

     Domestic profits grew $32 million or 14% to $265 million and $66 million or 15% to $497 million for the quarter and year-to-date, respectively. The low-fat and no-fat products contributed 40% and 36% of the total profit growth for the quarter and year-to-date, respectively.
The profit increase reflected strong volume growth, which contributed $64 million and $123 million for the quarter and year-to-date, respectively, and higher pricing that exceeded increased promotional allowance and merchandising support. This growth was partially offset by the combined impact of increased operating and manufacturing costs and the unfavorable sales mix shift to the lower-margin, value packages. Increased operating costs were driven by higher selling and distribution expenses and increased investment in brand marketing to maintain strong volume momentum. Higher manufacturing costs reflected increased capacity costs and higher carton and packaging costs partially offset by favorable commodity costs. Potato costs were favorable for both the quarter and year-to-date, while vegetable oil costs were about even with prior year for the quarter and unfavorable on a year-to-date basis. Although difficult to forecast, potato and corn costs for full year 1995 are expected to remain about even with 1994, and vegetable oil prices for the full year are expected to decline slightly from the high 1994 levels. Carton and packaging costs are expected to increase for full year 1995. The domestic profit margin increased slightly in the quarter and year-to-date to 20.3% and 20.0%, respectively.

     International sales decreased $20 million or 3% to $697 million for the quarter and $36 million or 3% to $1.3 billion year-to-date. A net unfavorable currency translation impact, principally due to the devaluation of the Mexican peso, was largely offset by higher volumes of $79 million and $196 million for the quarter and year-to-date, respectively, and higher pricing, primarily in Mexico. Higher volumes were led by Brazil, the U.K. and for the year-to-date, Mexico.

     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures operating for at least one year. Salty snack chip kilos rose 12% for both the quarter and year-to-date, as volumes more than doubled in Brazil due in part to a more stable economy. In addition, the U.K., the Netherlands and Spain achieved double-digit growth for the quarter and year-to-date. These advances were partially offset by double-digit declines at Sabritas and in Korea. Confectionary kilos grew 13% for the quarter and 15% year-to-date, reflecting double-digit advances at Gamesa and the Alegro division (formerly Sonrics) of Sabritas, partially offset by a decline in Poland.




-18-
International profits decreased $21 million or 25% to $65 million for the quarter and $23 million or 15% to $135 million year-to-date. Increased volume of $6 million and $26 million for the quarter and year-to-date, respectively, and higher pricing, were more than offset by higher operating and administrative costs and a net unfavorable currency translation impact driven by the devaluation of the Mexican peso. The increased operating costs reflected higher manufacturing costs due to increased commodity costs and wages, as well as increased advertising and selling and distribution expenses. The international profit margin decreased over two and one-half points to 9.3% for the quarter and over one point year-to-date to 10.1%. The decrease in margins is primarily due to the effects of the peso devaluation in Mexico, specifically at Sabritas, partially offset by gains at Gamesa and in the U.K. and Brazil.

     As discussed on page 12, results in Mexico, driven by Sabritas, have been adversely impacted by the effects of the significant devaluation of the Mexican peso. Net sales in Mexico declined $143 million for the quarter and $267 million year-to-date, while operating profits declined $35 million or 61% to $22 million for the quarter and $57 million or 50% to $58 million year-to-date. Mexico represented 34% of 1995 international snack foods segment operating profit for the quarter and 43% year-to-date in 1995 and 67% and 72% for the comparable periods in 1994. Mexico represented 63% of international snack foods segment operating profits for the full year 1994.

     A profit decline of almost 70% at Sabritas during the quarter has resulted in a year-to-date decline of over 55%. This decline reflected an increase in operating costs, an unfavorable currency translation impact and lower volumes, which were only partially offset by higher pricing. The increased operating costs reflected significantly higher ingredient and wage costs as well as increased selling and distribution and advertising expenses. Lower-margin confectionary kilo volume from the Alegro division increased 18% for the quarter and 35% year-to-date. Higher-margin salty kilos declined 21% for the quarter and 16% year-to-date, due in part to higher pricing and lapping strong volume gains in 1994 as a result of a successful in-bag promotion.

     Despite the effects of the devaluation of the Mexican peso, Gamesa had triple-digit profit growth in the quarter and over 60% year-to-date, as higher pricing, a favorable package mix shift to higher-margin single-serve products and increased volumes more than offset higher operating costs and the unfavorable currency translation impact. The increased operating costs primarily reflected higher manufacturing costs and advertising expenses for both the quarter and year-to-date. Confectionary kilo growth was 16% for the quarter and 15% year-to-date.

     Walkers profits grew 38% and 58% for the quarter and year-to-date, respectively, driven by increased volumes, reflecting gains in Walkers Crisps brand, a favorable currency translation impact and lower administrative costs. Favorable selling and distribution and advertising and marketing expenses were substantially offset by higher manufacturing costs. Increased volume of Doritos brand tortilla chips, introduced late in the second quarter of 1994, represented approximately 30% and 28% of the kilo growth in the U.K. for the quarter and year-to-date, respectively, although it continued to generate a loss, principally due to continued heavy advertising and marketing investment to expand the distribution of the brand.




-19-
     Brazil's profits grew triple-digits for the quarter and year-to-date on a relatively small base, as increased volumes, reflecting in part the substantial improvement in the country's economy, higher pricing and reduced selling and distribution expenses, were only partially offset by higher manufacturing costs.

Restaurants

Worldwide net sales increased $329 million or 14% to $2.7 billion and $522 million or 11% to $5.1 billion for the quarter and year-to-date, respectively. This growth reflected $183 million for the quarter and $362 million for the year-to-date from additional units (units constructed and acquired, principally from franchisees, net of units closed or sold, principally to franchisees). Volume growth of $84 million for both the quarter and year-to-date also aided sales growth. Domestic sales increased $241 million or 12% to $2.2 billion for the quarter and $331 million or 9% to $4.1 billion year-to-date and international sales rose $89 million or 23% to $472 million for the quarter and $191 million or 25% to $942 million year-to-date.

     Worldwide operating profits advanced $26 million or 16% to $182 million for the quarter and $43 million or 15% to $324 million year-to-date aided by comparisons to a weak profit performance in 1994. The increase reflected additional units that contributed $25 million for the quarter and $43 million year-to-date, reduced store operating costs, volume growth of $14 million for the quarter and $10 million year-to-date, increased franchise royalty revenues and favorable net currency translation impacts. These gains were partially offset by a $20 million charge for the relocation of certain of Pizza Hut's domestic headquarters functions, higher administrative and support costs for international expansion, a domestic sales mix shift to lower-margin products and the negative impact of actuarial adjustments to domestic casualty claims liabilities.

     Domestic profits increased $18 million or 12% to $162 million for the quarter and $25 million or 10% to $274 million year-to-date. International profits rose $8 million or 66% to $20 million for the quarter and $18 million or 54% to $50 million year-to-date.

     As discussed on page 12, results in Mexico, have been adversely impacted by the effects of the significant devaluation of the Mexican peso. Net sales in Mexico declined $17 million for the quarter and $25 million year-to-date, while operating losses increased $3 million to $5 million for the quarter and operating profits declined $8 million to an operating loss of $6 million year-to-date. Total international restaurant segment operating profit was $20 million and $50 million for the quarter and year-to-date in 1995, respectively, and $12 million and $33 million for the comparable periods in 1994. For the full year 1994, Mexico incurred an operating loss of $9 million.












-20-
     As mentioned in our 1994 Annual Report, in 1995 we have evaluated and begun to execute actions in an effort to improve total restaurant operating results and returns on our restaurant investments. Our overall strategy is to leverage the collective strength of our three restaurant concepts by strengthening our brand leadership, leveraging our business systems and restaurant development activities and achieving operational excellence. Brand leadership contemplates, in part, the need to be innovative by providing new products and programs to respond to consumer needs while maintaining a value orientation. With respect to leveraging our business systems, consolidation of international headquarters and field administration has begun this year and domestic administrative operations, such as payroll, accounts payable, etc., are expected to be consolidated over the next couple of years. Also, restaurant procurement is being consolidated on a worldwide basis with significant annual savings anticipated in 1996. As we move forward, our restaurant concepts will share facilities when appropriate. For example, early indications are that our combined Taco Bell - KFC domestic units are performing well as the strong Taco Bell lunch crowd balances the heavy KFC dinner customers. In addition, we plan to selectively use franchisees in certain markets where their expertise can be leveraged to improve the overall operational excellence of our concepts systemwide. Although there was not a material impact to earnings to date, we have begun to refranchise and license company-operated stores and increase closures of others in 1995. We expect that system units will, on average, continue to expand at its current annual rate of 6%, though only 1% of the net growth will be company-owned. As a result, we anticipate that our overall ownership percentage of total system units will decline by one to two percentage points over the next three to five years.

     Additionally, 1995 combined restaurant capital spending and acquisitions are anticipated to be approximately $200 to $300 million lower than 1994, and together with a forecasted improvement in cash flow from operations, should result in 1995 restaurant cash flows that are approximately $400 to $500 million compared to 1994.

     We will continue to take additional actions, where appropriate, as we refine our restaurant operating and investment strategies to improve performance.

Pizza Hut

Worldwide sales increased $224 million or 22% to $1.3 billion for the quarter and $302 million or 15% to $2.3 billion year-to-date. The domestic operations represent the major portion of worldwide Pizza Hut. The worldwide sales increase was driven by additional units that contributed $89 million for the quarter and $183 million year-to-date and higher volumes of $87 million for the quarter and $62 million year-to-date. The increased volumes reflected domestic volume gains driven by the national introduction of Stuffed Crust pizza early in the second quarter.

     Same store sales for domestic company-owned units increased 14% for the quarter and 4% year-to-date though volume increased at slightly slower rates. The improved same store sales performance was driven by Stuffed Crust pizza. The quarterly performance reflected growth in all three distribution channels: carryout, delivery and dine-in, led by very strong growth in carryout. The year-to-date performance was driven by growth in the carryout channel.




-21-
     Worldwide profits grew $40 million or 68% to $100 million for the quarter and $52 million or 41% to $178 million year-to-date aided by comparisons to a weak quarter and first half of 1994. These increases reflected volume gains, driven by Stuffed Crust pizza, of $20 million for the quarter and $12 year-to-date, additional units that contributed $12 million for the quarter and $22 million year-to-date, lower domestic store operating costs, a favorable mix shift and increased franchise royalty revenues. The lower store operating costs primarily reflected favorable food costs, led by lower cheese and meat costs, and increased labor productivity. Though difficult to forecast, domestic food costs are expected to continue to be lower in 1995 as compared to 1994. The quarter and year-to-date profit growth was also favorably impacted, though not significantly, by gains of $6 million for the quarter and $12 million year-to-date from refranchising a number of domestic company-owned stores, which were partially offset by increased store closure costs of $5 million for the quarter and $8 million year-to-date. These benefits were partially offset by a $20 million charge for the relocation of certain functions of Pizza Hut's domestic headquarters from Wichita to Dallas and increased international administrative and support spending, primarily to develop international markets. The quarter and year-to-date were also negatively impacted by 1995 actuarial adjustments to prior and current year domestic casualty claims liabilities. The worldwide profit margin increased more than 2 points to 8.2% for the quarter and almost one and one-half points to 7.8% year-to-date.

     International sales for the quarter and year-to-date posted strong double-digit growth, driven by additional units in Spain, Korea, Germany, New Zealand and Brazil. The quarter also benefited from a favorable mix shift. International profits for the quarter and year-to-date increased dramatically reflecting a favorable mix shift, increased franchise royalty revenues, favorable net currency translation impacts and, for the year-to-date, additional units. These benefits were partially offset by increased store operating costs and administrative expenses and for the quarter, decreased volumes. The increased administrative expenses reflected costs to support country development strategies, partially offset by reduced administrative spending as a result of the consolidation of the international restaurant headquarters and regional offices.

     Strong profit gains in Korea for the quarter and year-to-date primarily reflected additional units, a favorable mix shift and, year-to-date, increased volumes, partially offset by higher administrative expenses to support expansion. In Australia, our largest international sales market, profits for the quarter and year-to-date improved significantly as a result of the full implementation of its value strategy. Canada's profits increased for the quarter reflecting reduced administrative spending as a result of the consolidation of support functions, while its year-to-date profits declined. Additionally, the international profit growth for the quarter and year-to-date continued to be moderated by increased losses in investment markets, including Spain and Brazil, and Poland year-to-date.











-22-
Taco Bell

Worldwide sales increased $60 million or 8% to $827 million for the quarter and $127 million or 9% to $1.6 billion year-to-date. The domestic operations represent substantially all of worldwide Taco Bell. The worldwide sales growth was led by additional Taco Bell units which contributed $66 million for the quarter and $124 million year-to-date. Restaurant volumes declined $22 million and $31 million for the quarter and year-to-date, respectively. The volume decline primarily reflected a 4% decrease in same store sales for domestic company-owned Taco Bell units for both periods, as gains from the introduction of the Border Light products were more than offset by declines in other menu items. These restaurant volume declines were partially offset by increased PFS volumes to franchisees of $14 million for the quarter and $28 million year-to-date.

     Worldwide profits decreased $11 million or 21% to $43 million for the quarter and $13 million or 15% to $75 million year-to-date. The decrease in profits reflected net volume declines of $8 million for the quarter and $10 million year-to-date, a net unfavorable product mix shift to lower-margin products and higher promotional costs. The net volume declines resulted from the reduced same store sales partially offset by the lower-margin PFS increases. Additional roll-out costs for Border Lights during the quarter also reduced profits. These were partially offset by lower store operating costs, additional Taco Bell units, which contributed $6 million for the quarter and $9 million year-to-date, increased franchise royalty revenues and reduced administrative expenses. The decrease in store operating costs reflected reduced local store marketing, lower labor costs, and favorable food costs. Lower meat, cheese and bean prices were partially offset year-to-date and substantially offset in the quarter by increased lettuce costs. Although lettuce prices are expected to decline for the remainder of 1995 from the high levels experienced in the quarter, they are projected to be modestly higher as compared to the second half of 1994. Food costs for the full year are expected to be favorable as compared to 1994, led by lower meat prices.

     Losses at Chevys increased for the quarter and year-to-date, even with the benefit of lapping a 1994 one-time write-off of costs associated with new store development. Hot 'n Now's (HNN) losses increased slightly for the quarter and year-to-date. As disclosed in our 1994 Annual Report and updated in our 1995 first quarter report on Form 10-Q, Taco Bell, in an effort to eliminate HNN's operating losses over time, intends to license or franchise all of its units, with almost 75% of the units licensed or franchised to date. Taco Bell originally anticipated that the program would be completed during 1995; however, it is now expected to be completed during 1996. Based upon its current cash flow forecasts, which assumes an improvement in the operating performance of the HNN units, Taco Bell expects to recover its investment in HNN. If improved operating performance is not achieved or if the licensees exercise certain provisions contained in the license arrangements, some or all of HNN's net assets may become impaired.

     International operations posted strong double-digit sales growth for both the quarter and year-to-date, reflecting additional units. International operating results declined for both the quarter and year-to-date from the modest losses for the same periods in 1994, reflecting reduced volumes, higher commodity costs and for the year-to-date, losses from new units.

Taco Bell worldwide profit margin fell nearly 2 points to 5.2% for the quarter and more than 1 point to 4.8% year-to-date.

-23-
KFC

Worldwide sales rose $45 million or 8% to $638 million for the quarter and $93 million or 8% to $1.2 billion year-to-date. The sales growth reflected additional units that contributed $28 million for the quarter and $55 million year-to-date and volume gains of $5 million for the quarter and $25 million year-to-date.

     Worldwide profits decreased $3 million or 8% to $39 million for the quarter and increased $4 million or 6% to $71 million year-to-date. The performance for the quarter and year-to-date reflected higher administrative and support costs, primarily related to the development of international markets, the lapping of favorable actuarial adjustments for casualty claims liabilities in the second quarter of 1994 and losses incurred in expanding delivery service. Partially offsetting these unfavorable impacts in the quarter and fully offsetting them year-to-date were additional units that contributed $7 million for the quarter and $12 million year-to-date, increased franchise royalty revenues, net favorable currency translation impacts and lower net store operating costs. The lower store operating costs were driven by lower domestic food costs. In addition, the year-to-date benefited from the net favorable impact of higher volumes of $8 million, partially offset by increased price promotions. The worldwide profit margin declined 1 point to 6.0% for the quarter due to domestic operations and essentially was unchanged at 5.7% year-to-date.

     A modest improvement in KFC's domestic sales for both the quarter and year-to-date reflected volume gains from the national introduction of the value-oriented Mega Meal late in 1994 and the expansion of delivery, partially offset by lower net pricing, primarily due to increased price promotions. Same store sales advanced 2% for both the quarter and year-to-date, though volume grew at a slightly higher rate.

     Domestic profits decreased at a double-digit rate during the quarter compared to a slight decline in the same period last year. Profits for the year-to-date dipped slightly as a result of the decline in the second quarter profits. Lower profits for both periods reflected the lapping of favorable actuarial adjustments for casualty claims liabilities in the second quarter of 1994, the losses attributed to expanding delivery service and increased promotional activity that was partially offset by higher pricing. These net declines were partially offset by lower net store operating costs, additional units and modest volume gains. The store operating cost declines were led by reduced food costs due to lower chicken costs and the reformulation of side items late in the second quarter 1994.

     Double-digit international sales growth for the quarter and year-to-date was led by the combined impact of acquired units in the U.K. and new units, primarily in Thailand, Mexico and Australia, partially offset by declines in Mexico's business as a result of the devaluation of the peso and its related effects. The benefit of new units in Mexico relates to units built in 1994 as there have been minimal new units added during 1995.

     International profits also experienced double-digit growth for the quarter and year-to-date reflecting gains from additional units, increased franchise royalty revenues, net favorable currency translation impacts and favorable mix shift. These benefits were partially offset by higher field administrative and support costs, primarily to develop international markets, and increased store operating costs.



-24-
     In Australia, our largest international sales market, profits declined for the quarter and year-to-date. In Canada, the U.K. and New Zealand, profits grew for both the quarter and year-to-date. Mexico's profits declined sharply, due to the effects of the devaluation of the peso, with reduced volumes, higher costs only partially offset by favorable currency translation on operating losses and increased pricing.

     International sales represented about 40% of worldwide sales for both the quarter and year-to-date in 1995 as compared to approximately 35% for both the quarter and year-to-date in 1994. International profits represented about 45% and 50% of worldwide profits for the quarter and year-to-date in 1995, respectively, as compared to approximately 30% and 45% for the quarter and year-to-date in 1994, respectively.















































-25-




Cash Flows and Financial Condition



Summary of Cash Flows


In the first half of 1995, cash flows from operations of $875 million and net proceeds of $591 million from debt activities funded capital spending of $868 million, dividend payments of $283 million, share repurchases of $186 million and acquisitions and investments in affiliates of $113 million.

     Mexico's operations had negative cash flows from operations in the first half of 1995 as compared to positive cash flows in the same period of 1994. The sharp decline was primarily due to an increase in operating working capital net cash outflows and decreased earnings. For the full year 1994, Mexico represented approximately 7% of consolidated cash flows from operations.


Operating Activities


Net cash provided by operating activities decreased $110 million or 11% from 1994 to $875 million due to a $350 million or 57% increase in operating working capital net cash outflows, which was partially offset by a $240 million or 15% increase in income before cumulative effect of accounting changes after adding back all three classes of noncash charges and credits. The working capital net outflows primarily reflected increased growth of accounts receivable in the first half of 1995 compared to 1994, led by worldwide beverages and international snack foods, and a reduction in accrued liabilities and income taxes in 1995 compared to 1994. These outflows were partially offset by a slower rate of growth in inventories, led by domestic beverages, and increased growth in accounts payable in the first half of 1995 compared to 1994. The growth in accounts receivable reflected the timing of collections, volume growth and lapping a one-time reduction in accounts receivable during the first half of 1994 as a result of changing the distributor for Stolichnaya vodka.


















-26-
Investing Activities

PepsiCo's investing activities resulted in a net cash outflow of $1.1 billion in the first half of 1995, about even with 1994 as a $188 million reduction in the net investment in PepsiCo's short-term portfolios was offset by a $110 million reduction in acquisitions and investments in affiliates and $81 million of decreased capital spending. PepsiCo continually reassesses its alternatives to redeploy its investment portfolios, which are primarily held outside the U.S., considering investment opportunities and risks, tax consequences and overall financing strategies. The $113 million of acquisitions and investments in affiliates included equity investments in and acquisitions of international franchised and independent bottling operations. As noted in our 1994 Annual Report, we continue to seek opportunities to strengthen our position in our domestic and international industry segments through strategic acquisitions. For the full year, we expect acquisition and investment activity to be higher than the relatively low 1994 level. The decline in capital spending primarily reflected decreased spending in beverages of $126 million and restaurants of $68 million, partially offset by increased domestic snack food spending of $84 million for capacity expansion. Of the total estimated $2.4 billion full year capital spending, the snack food and restaurant segments are projected to be approximately 35% each, representing a 5 percentage point shift or approximately $120 million in spending from the restaurant segment to the snack food segment as compared to the projections included in the 1994 Annual Report. This decline in restaurant spending is consistent with our overall strategy to improve total restaurant operating results and returns on our restaurant investments as summarized in management's analysis of restaurant operations on page 21.

Financing Activities

Financing activities in the first half of 1995 resulted in net cash inflows of $188 million as compared to $142 million in 1994. The $46 million increase principally reflected decreased share repurchases of $191 million, partially offset by $156 million in lower net proceeds from debt activities.

     See Note 2 to Condensed Consolidated Financial Statements on page 6 for details of debt issuances and repayments during the quarter. As of June 17, 1995, PepsiCo had authority from its Board of Directors to issue $5.0 billion of long-term debt and had capacity to issue up to $3.8 billion under shelf registrations in place in the U.S., Europe and Japan to take advantage of marketplace opportunities. The principal purposes of these facilities are for financing growth activities and refinancing borrowings. PepsiCo intends to convert any foreign currency-denominated debt obligations issued under the facilities into U.S. dollar-denominated debt obligations through foreign currency exchange agreements with strong creditworthy counterparties.

     Through July 26, 1995, PepsiCo has repurchased 7.7 million shares at a cost of $304 million. Including these 1995 purchases of treasury stock,
23.1 million shares have been purchased under the 50 million share repurchase authority granted by PepsiCo's Board of Directors on July 22, 1993.







-27-
Financial Condition

At June 17, 1995 and December 31, 1994, $3.5 and $4.5 billion, respectively, of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings on a long-term basis. At June 17, 1995 and December 31, 1994, PepsiCo had unused revolving credit agreements covering potential borrowings aggregating $4.5 billion. These unused credit facilities, of which $1.0 billion expire in January 1996 and $3.5 billion expire in January 2000, provide the ability to refinance short-term borrowings and are available for acquisitions and other general corporate purposes.

     As described in PepsiCo's 1994 Annual Report, PepsiCo measures financial leverage on a market value basis as well as a historical cost basis. PepsiCo believes that the market value ratio is an appropriate measure of financial leverage. PepsiCo's market value ratio was 23% at June 17, 1995 and 26% at December 31, 1994. The decrease was due to a 29% increase in PepsiCo's stock price partially offset by a 6% increase in net debt. PepsiCo's historical cost ratio of net debt to net capital employed was 49% at June 17, 1995 and December 31, 1994. An increase in net capital was offset by growth in net debt.

     Because of PepsiCo's strong cash generating capability and its strong financial condition, PepsiCo has continued access to capital markets throughout the world.

     PepsiCo's operating working capital position, which excludes short-term investments and short-term borrowings, was a positive $210 million at June 17, 1995 as compared to a negative $677 million at December 31, 1994. PepsiCo historically has had a negative operating working capital position, due principally to the cash sales nature of its restaurant operations.
This condition effectively provides additional capital for investment. The positive working capital position at the end of the second quarter highlights PepsiCo's continued trend of increased investments in its more working capital intensive bottling and snack food businesses. The $887 million increase in working capital primarily reflected a $598 million increase in receivables, led by the worldwide beverage and snack food businesses, and reduced income tax and advertising accruals. The increase in receivables was due to seasonality, timing of collections and volume growth.

     Shareholders' equity increased $378 million as net income of $808 million was partially offset by a $64 million net unfavorable change in the currency translation account, driven by the devaluation of the Mexican peso, $300 million of dividends declared and an $106 million increase in treasury stock, driven by the share repurchases.

<audit-report>
Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of June 17, 1995 and the related condensed consolidated statement of income for the twelve and twenty-four week periods ended June 17, 1995 and June 11, 1994, and the condensed consolidated statement of cash flows for the twenty-four week periods ended June 17, 1995 and June 11, 1994. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

Our report, referred to above, contains an explanatory paragraph that states that PepsiCo, Inc. in 1994 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and changed its method for calculating the market-related value of pension plan assets used in the determination of pension expense and in 1992 adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes."

                                                  KPMG Peat Marwick LLP



New York, New York
July 25, 1995





-29-
</audit-report>

PART II.  OTHER INFORMATION AND SIGNATURES


Item 4.   Submission of Matters to a Vote of Security Holders
          (a) PepsiCo's Annual Meeting of Shareholders was held on
              May 3, 1995.

              Certain proposals voted upon at the Annual Meeting, and the number of votes cast for, against and abstentions with respect to each, were as follows:

          Description of Proposals   Number of Shares (in thousands)
                                     For       Against   Abstain

          Shareholders' proposal of   35,922   501,048   27,197
          political non-partisanship.

          Shareholders' proposal     142,104   412,250    9,812
          concerning cumulative
          voting for election of
          directors.

          Shareholders' proposal      36,457   500,119   27,572
          concerning smokefree
          restaurants.

          Shareholders' proposal      23,278   505,033   35,855
          concerning code of conduct.

          Shareholders' proposal      21,566   521,714   20,887
          concerning health care
          reform.

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibit Index

              Exhibit 11  -   Computation of Net Income Per Share
                              of Capital Stock - Primary and Fully Diluted

              Exhibit 12  -   Computation of Ratio of Earnings to
                              Fixed Charges

              Exhibit 15  -   Letter from KPMG Peat Marwick LLP regarding
                              Unaudited Interim Financial Information
                              (Accountants' Acknowledgment)

              Exhibit 27  -   Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter covered by this report.








-30-
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)







Date:    July 31, 1995               Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date:    July 31, 1995               Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary