Form 10-Q
period 1995-09-09
PEPSICO INC
filed 1995-10-23
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 9, 1995  (12 and 36 Weeks Ended)

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

YES   X    NO



Number of shares of Capital Stock outstanding as of October 6, 1995:
787,925,244
PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                Page No.

Part I         Financial Information:

                 Condensed Consolidated Statement of
                   Income - 12 and 36 weeks ended
                   September 9, 1995 and September 3, 1994          2

                 Condensed Consolidated Balance Sheet -
                   September 9, 1995 and December 31, 1994        3-4

                 Condensed Consolidated Statement of
                   Cash Flows - 36 weeks ended
                   September 9, 1995 and September 3, 1994          5

                 Notes to Condensed Consolidated
                   Financial Statements                           6-9

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition            10-32

                 Independent Accountants' Review Report             33


Part II        Other Information and Signatures                  34-35


Exhibit 11     Computation of Net Income Per Share of
                 Capital Stock - Primary and Fully
                 Diluted                                         36-37


Exhibit 12     Computation of Ratio of Earnings to
                 Fixed Charges                                   38-39


Exhibit 15     Letter from KPMG Peat Marwick LLP
                 regarding Unaudited Interim Financial
                 Information (Accountants' Acknowledgment)          40


Exhibit 27     Financial Data Schedule                              41














-1-
PART I - FINANCIAL INFORMATION
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                 12 Weeks Ended        36 Weeks Ended
                                9/9/95    9/3/94      9/9/95     9/3/94

Net Sales                      $7,693.1  $7,064.0   $21,169.7  $19,349.9

Costs and Expenses, net:
   Cost of sales                3,751.3   3,380.0    10,324.2    9,302.0
   Selling, general and
    administrative expenses     2,839.7   2,648.2     8,102.3    7,536.3
   Amortization of intangible
    assets                         71.5      74.1       214.2      214.4
Operating Profit                1,030.6     961.7     2,529.0    2,297.2
Gain on Stock Offering
 by an Affiliate                      -         -           -       17.8
Interest Expense                 (158.9)   (151.2)     (481.5)    (433.9)
Interest Income                    29.0      19.8        85.3       59.8
Income Before Income Taxes
 and Cumulative Effect of
  Accounting Changes              900.7     830.3     2,132.8    1,940.9
Provision for Income Taxes        283.9     288.9       707.7      670.2

Income Before Cumulative Effect
 of Accounting Changes            616.8     541.4     1,425.1    1,270.7
Cumulative Effect of
 Accounting Changes:
  Postemployment benefits
  (net of income tax benefit
    of $29.3)                         -         -           -      (55.3)
  Pension assets (net of income
   tax expense of $14.5)              -         -           -       23.3

Net Income                     $  616.8  $  541.4   $ 1,425.1  $ 1,238.7

Income (Charge) Per Share:
Before Cumulative Effect of
 Accounting Changes            $   0.77  $   0.68   $    1.78  $    1.58
Cumulative Effect of
 Accounting Changes:
  Postemployment benefits             -         -           -      (0.07)
  Pension assets                      -         -           -       0.03

Net Income Per Share           $   0.77  $   0.68   $    1.78  $    1.54

Average Shares Outstanding
  Used To Calculate Income
   (Charge) Per Share             803.6     799.9       802.2      804.3

Cash Dividends Declared
 Per Share                     $   0.20  $   0.18   $    0.58  $    0.52


See accompanying notes.


-2-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                   Unaudited
                                                     9/9/95    12/31/94
Current Assets
  Cash and cash equivalents                        $   294.6   $   330.7
  Short-term investments, at cost                    1,081.0     1,157.4
                                                     1,375.6     1,488.1
  Accounts and notes receivable, less
    allowance: 9/95 - $147.9, 12/94 - $150.6         2,767.9     2,050.9
  Inventories
    Raw materials and supplies                         466.5       454.8
    Finished goods                                     533.6       515.2
                                                     1,000.1       970.0

  Prepaid expenses, taxes and other
   current assets                                      403.0       563.2
      Total Current Assets                           5,546.6     5,072.2

Investments in Affiliates                            1,469.7     1,295.2

Property, Plant and Equipment                       17,068.0    16,130.1
Accumulated Depreciation                            (6,951.4)   (6,247.3)
                                                    10,116.6     9,882.8

Intangible Assets, net                               7,750.5     7,842.1

Other Assets                                           779.2       699.7

        Total Assets                               $25,662.6   $24,792.0











Continued on next page.













-3-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  Unaudited
                                                    9/9/95    12/31/94

Current Liabilities
  Accounts payable                                $ 1,370.3   $ 1,451.6
  Short-term borrowings                               826.6       678.5
  Accrued compensation and benefits                   803.2       753.5
  Income taxes payable                                701.3       671.7
  Accrued marketing                                   496.6       546.2
  Other current liabilities                         1,260.7     1,168.9
      Total Current Liabilities                     5,458.7     5,270.4

Long-term Debt                                      8,690.7     8,840.5

Other Liabilities                                   2,059.3     1,852.1

Deferred Income Taxes                               1,961.0     1,972.9

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per
    share: authorized 1,800 shares, issued
    9/95 and 12/94 - 863.1 shares                      14.4        14.4
  Capital in excess of par value                      999.7       934.4
  Retained earnings                                 8,707.3     7,739.1
  Currency translation adjustment                    (607.4)     (470.6)
                                                    9,114.0     8,217.3

Less:  Treasury Stock, at Cost:
    9/95 - 76.5 shares, 12/94 - 73.2 shares        (1,621.1)   (1,361.2)
      Total Shareholders' Equity                    7,492.9     6,856.1

        Total Liabilities and
          Shareholders' Equity                    $25,662.6   $24,792.0







See accompanying notes.












-4-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)
                                                         36 Weeks Ended
                                                       9/9/95      9/3/94
Operating Activities:
   Income before cumulative effect of
    accounting changes                                $1,425.1   $ 1,270.7
   Adjustments to reconcile income before cumulative
    effect of accounting changes to net cash
    provided by operating activities:
      Depreciation and amortization                    1,214.1     1,066.5
      Deferred income taxes                                3.0        54.7
      Other noncash charges and credits, net             247.7       224.9
      Changes in operating working capital,
       excluding effects of acquisitions:
       Accounts and notes receivable                    (776.4)     (468.5)
       Inventories                                       (47.3)      (60.9)
       Prepaid expenses, taxes and other
        current assets                                   101.7        62.3
       Accounts payable                                  (72.5)     (179.8)
       Income taxes payable                               66.1        68.0
       Other current liabilities                          80.8       104.3
        Net change in operating working capital         (647.6)     (474.6)
Net Cash Provided by Operating Activities              2,242.3     2,142.2

Investing Activities:
   Acquisitions and investments in affiliates           (223.8)     (262.9)
   Capital spending                                   (1,301.5)   (1,466.2)
   Proceeds from sales of property, plant and
    equipment                                             74.2        36.6
   Short-term investments, by original maturity:
        More than three months - purchases              (258.4)     (179.0)
        More than three months - maturities              194.5       533.8
        Three months or less, net                        114.2        80.0
   Other, net                                           (190.8)      (91.0)
Net Cash Used for Investing Activities                (1,591.6)   (1,348.7)

Financing Activities:
   Proceeds from issuances of long-term debt           1,720.6       676.5
   Payments of long-term debt                           (871.0)     (839.5)
   Short-term borrowings, by original maturity:
        More than three months - proceeds              1,364.8     1,175.1
        More than three months - payments             (2,090.4)   (1,527.2)
        Three months or less, net                        (98.1)      538.7
   Cash dividends paid                                  (441.9)     (397.5)
   Purchases of treasury stock                          (381.4)     (379.9)
   Proceeds from exercises of stock options              141.6        69.1
   Other, net                                            (31.8)      (33.7)
Net Cash Used for Financing Activities                  (687.6)     (718.4)

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                     0.8         2.9
Net (Decrease) Increase in Cash and
 Cash Equivalents                                        (36.1)       78.0
Cash and Cash Equivalents - Beginning of year            330.7       226.9
Cash and Cash Equivalents - End of period            $   294.6   $   304.9

See accompanying notes.

-5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Condensed Consolidated Balance Sheet at September 9, 1995 and the Condensed Consolidated Statements of Income for the 12 and 36 weeks ended September 9, 1995 and September 3, 1994 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 9, 1995 and September 3, 1994 have not been audited, but have been prepared in conformity with the accounting principles applied in the PepsiCo, Inc. and Subsidiaries (PepsiCo) 1994 Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

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

                                                              Weighted
                                                               Average
                                   Principal      Maturity    Interest
Debt Issued                      (in millions)      Date        Rate

12 weeks ended September 9, 1995:

                                     $213.2         1998         *
                                       60.0         2005         *
                                       75.0         2007         *
                                     $348.2

Subsequent to September 9, 1995:

                                     $ 99.3         1997         *
                                       65.9         2000         *
                                       25.0         2007         *
                                       50.0         2010         *
                                     $240.2

                                   Principal      Interest
Debt Repayments                  (in millions)      Rate

12 weeks ended September 9, 1995:

                                     $300.0           *
                                      200.0         5.625%
                                       40.0         7.58%
                                       28.6         5.9%
                                       21.5         7.72%
                                       20.0         7.65%
                                     $610.1

*    Variable rate debt indexed to either LIBOR or commercial paper rates.



-6-
Subsequent to September 9, 1995 PepsiCo repaid $275.0 million of variable rate debt.

(3) At September 9, 1995, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt", reflecting PepsiCo's intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis. At September 9, 1995, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $4.5 billion, of which $1.0 billion expire in January 1996 and $3.5 billion expire in January 2000.

(4)  Through the third quarter ended September 9, 1995, PepsiCo repurchased
9.4 million shares of its capital stock at a cost of $381 million. Subsequent to the third quarter, PepsiCo repurchased an additional 125 thousand shares at a cost of $6 million through October 18, 1995.

(5) On July 1, 1995, PepsiCo made an annual grant under its broad-based SharePower Stock Option Plan of 7.8 million options to approximately 132,000 eligible employees. On July 27, 1995, the Compensation Committee of PepsiCo's Board of Directors approved a 1995 Stock Option Incentive Plan
(SOIP) for managers and under it, awarded approximately 3.7 million options to approximately 2,300 employees. SOIP stock options become exercisable after one year at the fair market value of PepsiCo Capital Stock on the date of grant and have a total term of 10 years.

(6) As described in Note 4 to the Consolidated Financial Statements in PepsiCo's 1994 Annual Report, PepsiCo entered into a joint venture arrangement with the principal shareholders of Buenos Aires Embotelladora S.A. (BAESA) in 1993, a franchised bottler with operations in Brazil, Argentina, Chile, Uruguay and Costa Rica. On March 24, 1994, BAESA completed a public offering of 2.9 million American Depositary Shares (ADS) at $34.50 per ADS, which are traded on the New York Stock Exchange. In conjunction with the public offering, PepsiCo and certain other shareholders exercised options for the equivalent of 1.6 million ADS. As a result of these transactions, PepsiCo's ownership in BAESA declined to 23.8% from 25.9%. These transactions generated cash proceeds for BAESA of $136.4 million. The resulting one-time noncash gain to PepsiCo was $17.8 million ($16.8 million after-tax or $0.02 per share).

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




-7-
(9) Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. PepsiCo is required to adopt SFAS 121 beginning in 1996, although earlier application is encouraged. SFAS 121 requires that most long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in the business be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or an appropriate grouping of assets with identifiable cash flows ("Asset") may not be recoverable. SFAS 121 requires that a forecast of undiscounted future operating cash flows, including disposal value if any, to be produced by the Asset be compared to its carrying amount to determine whether an impairment exists. If an Asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value should be based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting future cash flows as if the decision to continue to use the impaired Asset is a new investment decision.

     Currently, each of PepsiCo's operating divisions ("Divisions") is required to evaluate recoverability of its long-lived assets to be held and used in the business. Under PepsiCo's current accounting policy, a Division's long-lived assets other than intangible assets are evaluated as a group for impairment if the Division is currently incurring operating losses or is expected to incur operating losses in the future. Because of the strong operating profit history and prospects of each Division, no impairment evaluation has been required for the last three years. As disclosed in our 1994 Annual Report, our current policy also requires each Division to evaluate the recoverability of its intangible assets based on current or forecasted profitability over the estimated remaining life of the intangible assets. Profitability is measured as the combined operating profit of the acquired business (including amortization of the intangible assets) and existing businesses that are directly related to the acquired business. Consideration is also given to the estimated disposal values of certain identifiable intangible assets compared to their carrying amounts. If recoverability of an intangible asset is unlikely based on the evaluation, the carrying amount is reduced by the amount it exceeds the sum of forecasted operating profits and any disposal value. There were no material adjustments to the carrying amounts of intangible assets in the last three years.

     SFAS 121 also requires, among other provisions, that long-lived assets and certain identifiable intangibles to be disposed of that are not covered by APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. PepsiCo currently reports an asset to be disposed of at the lower of its carrying amount or its estimated net realizable value. There were no material adjustments to the carrying amounts of assets to be disposed of in the last three years.








-8-
     PepsiCo is currently evaluating a variety of SFAS 121 implementation issues, including the appropriate grouping of assets, the appropriate cash flow models to be used and the impact of changing the carrying amounts for assets currently held for disposal to their estimated fair values less costs to sell. PepsiCo's Divisions are currently developing information and preparing the extensive number of estimates that must be made to determine the impact of adopting SFAS 121. Accordingly, PepsiCo cannot currently estimate the one-time noncash charge of adopting SFAS 121 and the resulting annual reduction of depreciation and amortization expense in the future. PepsiCo has not yet decided whether it will voluntarily adopt SFAS 121 in 1995.

(10) Supplemental Cash Flow Information:
     (in millions)                                     36 Weeks Ended
                                                     9/9/95      9/3/94

Cash Flow Data:
   Interest paid                                     $524.7      $432.5
   Income taxes paid                                  511.1       386.6

Schedule of Noncash Investing and Financing
 Activities:
   Liabilities assumed in connection with
    acquisitions                                       52.5       122.6
   Issuance of treasury stock and debt for
    acquisitions                                        4.3        12.6


































-9-



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



Analysis of Consolidated Operations



Net sales rose $629 million to $7.7 billion for the quarter and $1.8 billion to $21.2 billion year-to-date or 9% for both periods. For both the quarter and year-to-date, the sales growth benefited from volume gains of $283 million and $1.0 billion, respectively, driven by worldwide snack foods and beverages, higher effective net pricing reflecting increases in international snack foods, driven by Mexico, and domestic beverages, in large part reflecting a pass-through of higher packaging costs, and additional restaurant units, which contributed $147 million and $505 million, respectively. These benefits were partially offset by unfavorable currency translation impacts, primarily related to international snack foods, driven by the Mexican peso. International net sales grew 9% for the quarter and 10% year-to-date. They represented 29% of total net sales for the quarter and 28% year-to-date, which remained unchanged from the comparable periods in 1994.

     Cost of sales as a percentage of net sales increased to 48.8% for both the quarter and year-to-date of 1995 from 47.8% and 48.1% for the respective periods in 1994. The 1995 increases were primarily due to international beverages and snack foods, and for the year-to-date, domestic beverages. The increase in international beverages is primarily due to a sales mix shift from higher-margin concentrate to lower-margin packaged products. The international snack foods increase is due in part to increasing costs, as a result of the devaluation of the Mexican peso, at a faster rate than price increases. The increase in domestic beverages was driven by higher packaging costs, the effects of which were mitigated by increased pricing.










-10-
     Selling, general and administrative (S,G&A) expenses rose 7% for the quarter and 8% year-to-date. S,G&A expenses as a percentage of net sales were 36.9% for the quarter and 38.3% year-to-date, as compared to 37.5% and 38.9% for the comparable periods in 1994. Selling and distribution expenses grew at a slightly slower rate than sales, primarily reflecting a slower rate of spending in international snack foods. The year-to-date results also benefited from savings from a previously disclosed 1994 domestic beverage reorganization, partially offset by a faster rate of spending in domestic restaurants, in part reflecting additional units. Advertising and marketing expenditures grew at a substantially slower rate than sales reflecting a slower rate of spending in worldwide beverages and worldwide restaurants, partially offset by a higher rate of spending in domestic snack foods. General and administrative (G&A) expenses grew at a substantially slower rate than sales resulting from more favorable other income/expense in international beverages, partially reflecting higher equity income. These favorable G&A results were partially offset by a higher rate of spending in worldwide snack foods. G&A savings in domestic beverages from the 1994 reorganization also benefited year-to-date results.

     Amortization of intangible assets decreased 4% for the quarter and remained unchanged year-to-date. This noncash expense reduced net income per share by $0.07 and $0.21 for the quarter and year-to-date, respectively, compared to $0.07 and $0.20 for the same periods in 1994.

     Consolidated operating profit increased $69 million or 7% for the quarter and $232 million or 10% year-to-date, driven by combined segment operating profit growth of $79 million or 8% for the quarter and $258 million or 11% year-to-date. The segment profit performance benefited from volume growth of $103 million for the quarter and $379 million year-to-date, driven by worldwide snack foods and domestic beverages, and international beverages year-to-date. Additional restaurant units, primarily domestic, also contributed $23 million for the quarter and $63 million year-to-date. These advances were partially offset by unfavorable net currency translation impacts, primarily from Mexico. The benefit of higher effective net pricing for all segments combined was more than offset by increased product and operating costs for both the quarter and year-to-date. International segment profits increased 6% for the quarter and 2% year-to-date, a significantly slower growth rate than net sales. The resulting decline in the international profit margin reflected margin deterioration in our Mexico businesses which was only partially offset by a very strong performance by restaurants. International profits represented 20% and 18% of segment operating profits for the quarter and year-to-date, respectively, compared to 21% and 20% for the comparable periods in 1994. Foreign exchange gains and losses and equity income are not included in segment operating profit. Consolidated operating profit growth for both the quarter and year-to-date was hampered by net foreign exchange losses of $9.5 million and $3.4 million, respectively, compared to net foreign exchange gains of $4.8 million and $2.4 million for the comparable periods in 1994. Equity income increased $0.5 million for the quarter to $12.7 million and declined $15.0 million to $19.8 million year-to-date. The year-to-date decline reflected the effects of the devaluation of the peso on our bottling joint ventures in Mexico, driven in large part by foreign exchange losses on their dollar denominated debt.

     The gain on stock offering by an affiliate of $17.8 million ($16.8 million after-tax or $0.02 per share) related to the March 24, 1994 public offering of shares by BAESA, as further described in Note 6 to the Condensed Consolidated Financial Statements.


-11-
     Interest expense, net of interest income, decreased 1% for the quarter and increased 6% year-to-date. Both periods reflected the net impact of higher average interest rates, which was more than offset in the quarter and partially offset year-to-date by lower average borrowings. Excluding the impact of net acquisitions, net interest expense decreased 3% for the quarter and increased 3% year-to-date.

     Provision for income taxes as a percentage of income before income taxes and cumulative effect of accounting changes was 31.5% for the quarter and 33.2% year-to-date, respectively. The effective tax rates for the comparable periods in 1994 were 34.8% and 34.5%. The rate decline for both the quarter and year-to-date reflected the reversal of prior year accruals no longer required and a tax refund, both the result of the resolution of certain audit issues for prior years. The significant decline in the quarter also reflected the cumulative catch-up impact of the resolution of certain prior year audit issues. These benefits were partially offset by a higher foreign effective tax rate. The higher foreign effective rate is primarily due to a provision in the 1993 U.S. tax legislation which reduced the tax credit associated with beverage concentrate operations in Puerto Rico and became effective for PepsiCo on December 1, 1994. This provision limited the tax credit on income earned in Puerto Rico in the first year to 60% of the credit allowed under the previous tax law, with the limit further reduced ratably over the following four years to 40%. As noted in our 1994 Annual Report, the U.S. Department of the Treasury in 1994 proposed a change to a current regulation (known as Q&A 12) which would further reduce the tax advantages associated with our beverage concentrate operations in Puerto Rico. If it is adopted as currently proposed, the change will become effective for PepsiCo retroactively to December 1, 1994. However, to date, the Treasury Department has not finalized its Q&A 12 proposal and we cannot predict if or when the change will be adopted. In accordance with Generally Accepted Accounting Principles, the impact of the proposed change to Q&A 12 has not yet been included in the 1995 effective tax rate.

     For the quarter, net income increased 14% to $617 million and net income per share increased 13% to $0.77. For the year-to-date, income and income per share before cumulative effect of accounting changes increased 12% to $1.4 billion and 13% to $1.78, respectively. Excluding the impact of the 1994 BAESA gain and the cumulative effect of accounting changes, net income and net income per share both grew 14% year-to-date. Net acquisitions are estimated to have had no effect on net income per share for the quarter, but diluted year-to-date net income per share by $0.01.

     Mexico represented our largest international market in 1994, contributing $2 billion or 7% of PepsiCo's full year 1994 net sales, $261 million or 8% of full year 1994 segment operating profits and an estimated $175 million ($0.22 per share) or 10% of full year 1994 net income. As disclosed in our 1994 Annual Report, we expected to report lower earnings from Mexico in 1995 than we otherwise would have because of the devaluation of the Mexican peso and its related adverse effects. The peso has devalued approximately 45% for the quarter and year-to-date compared with the same periods in 1994.








-12-
     As presented below, the decline in results from operations in Mexico compared to 1994 has continued into the third quarter. This is due in part to softening demand resulting from the economic environment and its related effects on cost increases which exceeded price increases.

Estimated Mexico results were as follows:

                                    Third Quarter        Year-To-Date
                                   1995      1994      1995       1994

Net Sales ($ millions)             281.2     465.8     851.9     1,345.8

Operating Profit
 ($ millions)                       26.8      64.3      84.3       196.2

Operating Profit Margin (%)          9.5      13.8       9.9        14.6

% of Total International
  Segment Operating Profit          12.3      31.5      17.6        41.7

% of Total Segment Operating
  Profit                             2.5       6.5       3.2         8.3

Net Income ($ millions)             27.9      36.3      68.0       121.6

Earnings Per Share ($)              0.03      0.04      0.08        0.15

Note:  All amounts for Mexico presented above and in Management's
Discussion and Analysis of Segments of the Business include an allocation of the international divisions' headquarters expenses, but exclude any allocation of PepsiCo's corporate expenses and financing costs.

     The estimated decline in Mexico's segment operating profits reflected higher product and operating costs, the unfavorable translation effect of the weaker peso and slightly lower volumes, which collectively more than offset increased pricing. The estimated decline in net income and earnings per share reflected the decrease in Mexico's segment operating profits and additional losses in equity in net income of our Mexican affiliates. Although difficult to forecast, the adverse year-over-year impact of the devaluation and its related effects is expected to continue into the fourth quarter. In addition to our actions in other businesses to mitigate the profit declines in Mexico, each of our operations in Mexico have taken and will continue to take additional actions, when possible, to prudently price, mitigate cost increases, reduce capital spending and drive volumes. See each business segment discussion for additional information.















-13-
PepsiCo, Inc. and Subsidiaries
Supplemental Schedule of Net Sales and Operating Profits
12 Weeks Ended September 9, 1995 and September 3, 1994
($ in millions, unaudited)

                  Net Sales                  Operating Profits
               12 Weeks Ended                   12 Weeks Ended
            9/9/95    9/3/94   % Change  9/9/95     9/3/94  % Change

Beverages
-Dom      $1,847.8  $1,713.1      8   $  346.6     $319.5       8
-Int'l     1,035.7     906.4     14      114.9      102.7      12
           2,883.5   2,619.5     10      461.5      422.2       9

Snack Foods
-Dom       1,348.9   1,202.3     12      287.8      268.4       7
-Int'l       717.6     741.9     (3)      65.9       80.1     (18)
           2,066.5   1,944.2      6      353.7      348.5       1

Restaurants
-Dom       2,234.0   2,069.8      8      208.6      189.7      10
-Int'l       509.1     430.5     18       36.5       21.4      71
           2,743.1   2,500.3     10      245.1      211.1      16

Total
-Dom       5,430.7   4,985.2      9      843.0      777.6       8
-Int'l     2,262.4   2,078.8      9      217.3      204.2       6
          $7,693.1  $7,064.0      9    1,060.3      981.8       8

Equity Income                             12.7       12.2       3

Other Unallocated
 Expenses, net (a)                       (42.4)     (32.3)     31

Operating Profit                      $1,030.6     $961.7       7

Results by Restaurant Chain:

Pizza Hut $1,170.4  $1,037.7     13   $  104.5     $ 75.8      38
Taco Bell    893.2     829.8      8       81.2       86.8      (6)
KFC          679.5     632.8      7       59.4       48.5      22
          $2,743.1  $2,500.3     10   $  245.1     $211.1      16

NOTE:

(a) Other unallocated expenses, net includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments. A net foreign exchange loss of $9.5 and gain of $4.8 were included in 1995 and 1994, respectively.











-14-
PepsiCo, Inc. and Subsidiaries
Supplemental Schedule of Net Sales and Operating Profits
36 Weeks Ended September 9, 1995 and September 3, 1994
($ in millions, unaudited)

                  Net Sales                  Operating Profits
               36 Weeks Ended                   36 Weeks Ended
            9/9/95    9/3/94   % Change  9/9/95     9/3/94  % Change

Beverages
-Dom      $ 4,934.6 $ 4,590.3     8   $  876.2     $  756.1     16
-Int'l      2,515.3   2,157.9    17      192.0        178.2      8
            7,449.9   6,748.2    10    1,068.2        934.3     14

Snack Foods
-Dom        3,826.4   3,412.2    12      784.3        699.1     12
-Int'l      2,061.5   2,122.0    (3)     201.2        238.6    (16)
            5,887.9   5,534.2     6      985.5        937.7      5

Restaurants
-Dom        6,381.3   5,886.2     8      482.2        438.4     10
-Int'l      1,450.6   1,181.3    23       86.7         53.9     61
            7,831.9   7,067.5    11      568.9        492.3     16

Total
-Dom       15,142.3  13,888.7     9    2,142.7      1,893.6     13
-Int'l      6,027.4   5,461.2    10      479.9        470.7      2
          $21,169.7 $19,349.9     9    2,622.6      2,364.3     11

Equity Income                             19.8         34.8    (43)

Other Unallocated
 Expenses, net (a)                      (113.4)      (101.9)    11

Operating Profit                      $2,529.0     $2,297.2     10

Results by Restaurant Chain:

Pizza Hut $ 3,456.6 $ 3,022.4    14   $  282.5     $  202.3     40
Taco Bell   2,461.0   2,270.6     8      156.3        175.1    (11)
KFC         1,914.3   1,774.5     8      130.1        114.9     13
          $ 7,831.9 $ 7,067.5    11   $  568.9     $  492.3     16

NOTE:

(a) Other unallocated expenses, net includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments. A net foreign exchange loss of $3.4 and gain of $2.4 were included in 1995 and 1994, respectively.










-15-
Segments Of The Business

Beverages

                     12 Weeks Ended                  36 Weeks Ended
                                       %                               %
               9/9/95     9/3/94    Change     9/9/95     9/3/94    Change
($ in millions)

Net Sales
  Domestic     $1,847.8   $1,713.1      8      $4,934.6   $4,590.3      8
  Int'l         1,035.7      906.4     14       2,515.3    2,157.9     17
               $2,883.5   $2,619.5     10      $7,449.9   $6,748.2     10

Operating
 Profit
  Domestic     $  346.6   $  319.5      8      $  876.2   $  756.1     16
  Int'l           114.9      102.7     12         192.0      178.2      8
               $  461.5   $  422.2      9      $1,068.2   $  934.3     14

Worldwide net sales increased $264 million for the quarter and $702 million year-to-date or 10% for both periods. Worldwide operating profits increased $39 million or 9% for the quarter and $134 million or 14% year-to-date.

     Domestic sales rose $135 million for the quarter and $344 million year-to-date or 8% for both periods. Sales growth for both the quarter and year-to-date benefited from higher pricing on most carbonated soft drink (CSD) packages, in large part reflecting a pass-through of higher packaging costs, and higher concentrate pricing. Volume growth, driven by CSD products, contributed $44 million for the quarter and $153 million year-to-date.

     System bottler case sales of Pepsi Corporate brands (case sales) consist of sales of packaged products to retailers and through vending machines and fountain syrup by company-owned and franchised bottlers. Previously existing Ocean Spray products sold to retailers under a distribution agreement are not included in reported case sales growth. Third quarter domestic and international case sales include the calendar months of June, July and August, consistent with prior years. Domestic case sales increased 5% for the quarter and 4% year-to-date, reflecting double-digit growth in the Mountain Dew brand and solid increases in Brand Pepsi. Total alternative beverages, which include Lipton brand ready-to-drink tea, All Sport and the jointly developed Ocean Spray Lemonade products, grew at a double-digit rate for the quarter and year-to-date.
The alternative beverage advances reflected strong double-digit growth in Lipton brand tea and All Sport, partially offset by significant declines in Ocean Spray Lemonade products. The growth in Lipton was led by volume gains from Lipton Brisk and fountain syrup which more than offset lower volumes of Lipton Original. Excluding the alternative beverages, case sales growth was unchanged at 5% for the quarter and 4% year-to-date. Case sales of fountain syrup grew at a slower rate than packaged products for both the quarter and year-to-date.









-16-
     Domestic profits increased $27 million or 8% for the quarter and $120 million or 16% year-to-date. The quarter and year-to-date benefited from the higher pricing on CSD packages and concentrate which exceeded increased product costs, primarily higher packaging costs. Volume gains, driven by packaged products, contributed $25 million to profit growth for the quarter and $84 million year-to-date. Significant declines in administrative expenses for both periods reflected savings from a previously disclosed
1994 consolidation of headquarters and field operations. For the quarter and year-to-date, selling and distribution expenses grew at a faster rate than volume, partially reflecting the effects of a 6 week strike in California that ended in August, but grew at a slower rate than sales, reflecting the benefits of increased pricing. Advertising and marketing expenses increased modestly for both the quarter and year-to-date. Profit growth for the quarter was aided by favorable results from alternative beverages, reflecting profits from Ocean Spray Lemonade compared to losses in the prior year, higher profits from Lipton and breakeven results on All Sport compared to losses in the prior year. The favorable results on Ocean Spray Lemonade and All Sport reflected the absence of higher costs in 1994 attributable to the national rollout of these products. The quarter and year-to-date growth was dampened by $14.7 million of net charges taken in the quarter, primarily for estimated probable future payments related to losses on raw materials and marketing equipment supply contracts, and the lapping of a $7.1 million one-time noncash net credit recognized in the third quarter of 1994. The net credit related to Pepsi-Cola reversing into income $24.2 million of the $115.4 million restructuring accrual established in 1992 and recording an additional $17.1 million charge reflecting management's decision to further consolidate field and headquarters operations. Year-to-date profit growth was also mitigated by the absence of 1994 gains totaling $8.9 million resulting from sales of bottling businesses. The domestic profit margin was essentially unchanged at 18.8% for the quarter and increased more than one point to 17.8% year-to-date.

     International sales rose $129 million or 14% for the quarter and $357 million or 17% year-to-date. Comparisons are affected by the impact of start-up of company-owned bottling and distribution operations within the past twelve months ("start-up operations"), principally in Eastern Europe, and acquisitions, consisting primarily of franchised and independent bottling operations in Asia, as well as the absence of certain small operations sold (collectively, "net acquisitions"). The start-up operations and net acquisitions contributed $32 million and $17 million, respectively, for the quarter, and $69 million and $38 million, respectively, year-to-date or 5 points to the sales growth on a combined basis for both periods. Sales growth for the quarter benefited from volume growth of $40 million reflecting higher volume of packaged product sales, partially offset by lower concentrate shipments to franchised bottlers. Year-to-date sales growth benefited from increased volumes of both packaged products and concentrate totaling $188 million. Sales growth for the quarter and year-to-date was also aided by higher effective net prices on packaged products and concentrate, due in part to product, package and country mix. The higher concentrate pricing primarily reflected increased prices in Mexico. Favorable currency translation impacts, primarily due to the strength of Western European currencies and the Japanese yen, were substantially offset in the quarter and year-to-date by unfavorable currency translation impacts, primarily reflecting a weaker Mexican peso.






-17-
     International case sales increased 8% for the quarter and 9% year-to-date. The advances were broad based and reflected strong double-digit growth in Asia, led by gains in China, India, Thailand and Pakistan, and Eastern Europe, led by the Czech and Slovak Republics, Hungary and Russia. The European division, primarily comprised of Western European countries, Turkey and Israel, and the Middle East/North Africa division also experienced double-digit growth. Gains in the European Division were led by Turkey and the U.K. Latin America and Mexico represent our largest international case sales division and country, respectively. Case sales in Latin America declined for the quarter but increased year-to-date. Double-digit declines in Mexico and Argentina were partially offset in the quarter and more than offset year-to-date by triple-digit growth in Brazil and strong growth in Venezuela.

     International profits increased $12 million or 12% for the quarter and $14 million or 8% year-to-date. Start-up operations and net acquisitions each aided profits by $3 million or 7 points on a combined basis for the quarter. For the year-to-date, start-up operations reduced profits by $5 million and net acquisitions contributed $1 million which, on a combined basis, reduced profit growth by 2 points. Profit growth for the quarter benefited from the higher effective net prices on concentrate and packaged products and modest volume growth of $2 million. These benefits for the quarter were partially offset by increased advertising and marketing expenses, unfavorable currency translation impacts, principally due to the devaluation of the Mexican peso, and higher field and headquarters administrative expenses. For the year-to-date, profit growth reflected increased volumes of packaged products and concentrate of $58 million and the higher effective net prices on concentrate and packaged products. The year-to-date benefits were partially offset by higher field and headquarters administrative expenses and unfavorable currency translation impacts, primarily related to the Mexican peso. The higher effective net prices for both the quarter and year-to-date were partially offset by higher operating costs, due in part to product, package and country mix.

     On a regional basis, the quarter and year-to-date profit growth reflected strong gains in Asia, the European division and Canada. The growth in Asia reflected gains in Thailand, reduced losses in India and, for the year-to-date, higher profits in Japan. The growth in the European division was led by advances in the United Kingdom, Turkey, Spain and, year-to-date, reduced losses in Germany. Eastern Europe contributed to the profit growth for the quarter, however the year-to-date reflected increased losses. Profit growth for the quarter and year-to-date was hampered by declines in Latin America, reflecting lower profits in Mexico and Argentina, which were partially offset in the quarter and year-to-date by increased profits in Brazil. The international profit margin declined less than one-half point to 11.1% for the quarter and slightly more than one-half point to 7.6% year-to-date.

     As discussed on pages 12 and 13, results in Mexico have been adversely impacted by economic difficulties resulting from the significant devaluation of the Mexican peso. Net sales in Mexico declined $28 million for the quarter and $46 million year-to-date, while operating profits declined $8 million or 60% to $6 million for the quarter and $18 million or 63% to $11 million year-to-date. Mexico represented 5% and 6% of 1995 international beverages segment operating profit for the quarter and year-to-date, respectively, and 14% and 16% for the comparable periods in 1994. Mexico represented 22% of international beverages operating profits for the full year 1994.


-18-
Snack Foods

                     12 Weeks Ended                  36 Weeks Ended
                                       %                               %
               9/9/95     9/3/94    Change     9/9/95     9/3/94    Change
($ in millions)

Net Sales
  Domestic     $1,348.9   $1,202.3     12      $3,826.4   $3,412.2     12
  Int'l           717.6      741.9     (3)      2,061.5    2,122.0     (3)
               $2,066.5   $1,944.2      6      $5,887.9   $5,534.2      6

Operating
 Profit
  Domestic     $  287.8   $  268.4      7      $  784.3   $  699.1     12
  Int'l            65.9       80.1    (18)        201.2      238.6    (16)
               $  353.7   $  348.5      1      $  985.5   $  937.7      5

Worldwide net sales rose $122 million for the quarter and $354 million year-to-date, or 6% for both periods. Worldwide operating profits increased $5 million or 1% for the quarter and $48 million or 5% year-to-date.

     Domestic sales grew $147 million for the quarter and $414 million year-to-date, or 12% for both periods, reflecting volume growth of $126 million for the quarter and $376 million year-to-date. This growth reflected gains in almost all major brands, led by our low-fat and no-fat snacks, which accounted for about 40% of the total sales growth for both the quarter and year-to-date. Volume growth was aided by increased promotional price allowances and merchandising programs to retailers, which are reported as marketing expenses, and therefore, do not reduce reported sales. For both the quarter and year-to-date, modestly increased pricing across all major brands was partially offset by a sales mix shift to larger value-oriented packages.

     Domestic pound volume advanced 11% for both the quarter and year-to-date, reflecting exceptional performance from the low-fat and no-fat categories. These categories comprised nearly 50% of the total pound growth, driven by Rold Gold Fat Free Thins brand pretzels, Baked Tostitos brand tortilla chips, Tostitos brand salsa and Ruffles Light brand potato chips. Other Ruffles products and Lay's brand potato chips grew single digits during the quarter and year-to-date, benefiting from the late 1994 introduction of Lay's KC Masterpiece Barbecue Flavor brand potato chips and the third quarter introduction of French Onion Flavored Ruffles and Lay's Salsa & Cheese Flavored brand potato chips flavor extensions. Doritos brand tortilla chips, driven by new line extensions and packaging, had solid single-digit pound growth for the quarter and year-to-date. Gains in the Taco Bell line of Mexican foods also aided the quarter and year-to-date growth. For both the quarter and year-to-date, Chee.tos cheese flavored snacks, fueled by fried Chee.tos, had single-digit growth, while Fritos brand corn chips declined slightly.










-19-


     Domestic profits grew $19 million or 7% and $85 million or 12% for the quarter and year-to-date, respectively. The low-fat and no-fat categories contributed about 80% and 45% of the total profit growth for the quarter and year-to-date, respectively. The profit increase reflected strong volume growth, which contributed $61 million and $185 million for the quarter and year-to-date, respectively, and higher pricing that exceeded increased promotional allowances and merchandising support. This growth was partially offset by increased operating costs which were driven by higher selling and distribution expenses, administrative expenses, and increased investment in brand marketing to support and maintain strong volume momentum. The higher administrative costs reflected investment spending to maintain volume growth and a competitive advantage including new manufacturing and delivery systems and a reorganization of field operations to improve customer service. The profit growth was also mitigated by higher manufacturing costs, reflecting increased capacity costs and higher carton and packaging costs, partially offset by favorable commodity costs and the unfavorable sales mix shift to lower-margin value-oriented packages. Potato and oil costs were favorable for both the quarter and year-to-date. Although difficult to forecast, corn costs for full year 1995 are expected to remain about even with 1994, while potato and vegetable oil costs for the full year are expected to decline from the high 1994 levels. Carton and packaging costs are expected to increase for full year 1995. The domestic profit margin decreased one point in the quarter to 21.3% and remained unchanged at 20.5% year-to-date.

     International sales decreased $24 million for the quarter and $61 million year-to-date or 3% for both periods. Acquisitions contributed $12 million for the quarter and $29 million year-to-date reducing the decline by two points and one point for the respective periods. The decline was driven by a net unfavorable currency translation impact, principally due to the devaluation of the Mexican peso. Higher pricing, primarily in Mexico, increased volumes of $43 million and $233 million for the quarter and year-to-date, respectively, and a favorable mix shift to higher-priced packages and products, partially offset the decline. Higher volumes were led by Brazil and the U.K., partially offset by declines at Sabritas, which includes our snack chip and Alegro candy businesses in Mexico.

     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures operating for at least one year. Salty snack chip kilos rose 12% for both the quarter and year-to-date, as volumes in Brazil about doubled, reflecting a more stable economy, and the U.K., Netherlands and Spain achieved double-digit growth, fueled by in-bag promotions. These advances were partially offset by double-digit declines at Sabritas. Sweet snack kilos grew 12% for the quarter and 14% year-to-date, reflecting double-digit advances at Gamesa, our cookie business in Mexico, partially offset by a decline in Poland. The year-to-date also benefited from double-digit growth at the Alegro division (formerly Sonrics) of Sabritas.











-20-
     International profits decreased $14 million or 18% for the quarter and $37 million or 16% year-to-date. For both periods, higher pricing, the favorable mix shift to higher-priced packages and products and increased volumes of $3 million and $34 million for the quarter and year-to-date, respectively, were more than offset by higher operating costs, a net unfavorable currency translation impact, driven by the devaluation of the Mexican peso, and increased administrative costs. The increased operating costs reflected higher manufacturing costs due to increased commodity and packaging costs, higher wages and increased selling and distribution expenses, and on a year-to-date basis, higher advertising expenses. The higher administrative costs reflected broad-based investment spending on regional business development activities and increased headquarters expenses. The international profit margin decreased about one and one-half points to 9.2% for the quarter and 9.8% year-to-date. The decreases are primarily due to Mexico, as declines at Sabritas were only partially offset by gains at Gamesa, and the increased investment spending on regional business development activities partially offset by gains in the U.K. and Brazil.

     As discussed on pages 12 and 13, results in Mexico have been adversely impacted by economic difficulties resulting from the significant devaluation of the Mexican peso. Net sales in Mexico declined $140 million for the quarter and $406 million year-to-date, while segment operating profits declined $28 million or 54% to $24 million for the quarter and $85 million or 51% to $83 million year-to-date. Mexico represented 37% and 41% of 1995 international snack foods segment operating profit for the quarter and year-to-date, respectively, and 66% and 70% for the comparable periods in 1994. Mexico represented 63% of international snack foods segment operating profits for the full year 1994.

     Profits declined almost 60% at Sabritas during the quarter and year-to-date. This decline reflected an increase in operating costs, an unfavorable currency translation impact and lower volumes, which were only partially offset by higher pricing. The increased operating costs reflected significantly higher manufacturing costs due to higher ingredient and wage costs, as well as increased selling and distribution expenses, and for the year-to-date, increased advertising expenses. Lower-margin sweet snack kilo volume from the Alegro division was unchanged in the quarter, due to lapping of a successful 1994 promotion, and increased 21% year-to-date. Higher-margin salty kilos declined 28% for the quarter and 20% year-to-date, due in part to higher effective pricing and lapping strong volume gains in 1994 as a result of a successful in-bag promotion.

     Despite the effects of the economic difficulties resulting from the devaluation of the Mexican peso, Gamesa's profits about tripled in the quarter and year-to-date, both on a small base, as higher pricing, a favorable package mix shift to higher-margin single-serve products and increased volumes more than offset higher operating costs and the unfavorable currency translation impact. The increased operating costs primarily reflected higher manufacturing costs reflecting higher ingredient and wage costs and higher advertising expenses. Sweet snack kilo grew 21% for the quarter and 17% year-to-date driven by route expansion. The quarter was also aided by a successful promotion.







-21-
     Walkers profits grew 31% and 47% for the quarter and year-to-date, respectively, driven by increased volumes, reflecting gains in the Walkers Crisps brand and, in the quarter, successful promotions. Higher manufacturing costs, reflecting higher potato and packaging costs, were partially offset in the quarter and more than offset year-to-date by favorable selling and distribution and advertising and marketing expenses. Increased volume of Doritos brand tortilla chips, introduced late in the second quarter of 1994, represented approximately 15% and 24% of the kilo growth in the U.K. for the quarter and year-to-date, respectively. Although Doritos generated a slight profit for the quarter compared to a loss last year, the substantially reduced year-to-date losses reflected continued heavy advertising and marketing investment to expand the acceptance by consumers of corn-based snack foods.

     Brazil's profits tripled in the quarter and quadrupled year-to-date both on a relatively small base, as increased volumes of both core and value line products, a favorable mix shift to higher-priced packages and reduced selling and distribution expenses were only partially offset by higher manufacturing costs, primarily potato costs. Investments are currently being made to expand production capacity to meet the strong volume demands, due in part to the substantial improvement in the country's economy.

Restaurants

For purposes of the Restaurants analysis, net sales by PFS, PepsiCo's restaurant distribution operation, to the franchisees of each restaurant chain and the related estimated operating profits have been allocated to each restaurant chain.

                     12 Weeks Ended                  36 Weeks Ended
                                       %                               %
               9/9/95     9/3/94    Change     9/9/95     9/3/94    Change
($ in millions)

Net Sales
  Domestic     $2,234.0   $2,069.8      8      $6,381.3   $5,886.2      8
  Int'l           509.1      430.5     18       1,450.6    1,181.3     23
               $2,743.1   $2,500.3     10      $7,831.9   $7,067.5     11

Operating
 Profit
  Domestic     $  208.6   $  189.7     10      $  482.2   $  438.4     10
  Int'l            36.5       21.4     71          86.7       53.9     61
               $  245.1   $  211.1     16      $  568.9   $  492.3     16

     Worldwide net sales increased $243 million or 10% and $764 million or 11% for the quarter and year-to-date, respectively. This growth reflected $147 million for the quarter and $505 million for the year-to-date from additional units (units constructed and acquired, principally from franchisees, net of units closed or sold, principally to franchisees). Volume growth of $30 million for the quarter and $87 million year-to-date also aided sales growth. Domestic sales increased $164 million for the quarter and $495 million year-to-date or 8% for both periods. International sales rose $79 million or 18% for the quarter and $269 million or 23% year-to-date.





-22-
     Worldwide operating profits advanced $34 million for the quarter and $77 million year-to-date or 16% for both periods aided by comparisons to a weak profit performance in 1994. The increase reflected additional units that contributed $24 million for the quarter and $63 million year-to-date, volume growth of $12 million for the quarter and $18 million year-to-date and increased license fees and franchise royalty revenues. These increases were partially offset by higher administrative and support spending and lower effective pricing, due in part to the net impacts of product and country mix. The year-to-date also benefited from reduced domestic store operating costs and favorable net currency translation impacts which were partially offset by a $16 million charge for the relocation of certain of Pizza Hut's domestic headquarters functions. The worldwide profit margin increased about one-half point to 8.9% and 7.3% for the quarter and year-to-date, respectively.

     Domestic profits increased $19 million for the quarter and $44 million year-to-date or 10% for both periods while the profit margin remained relatively unchanged for the quarter and year-to-date at 9.3% and 7.6%, respectively. International profits rose $15 million or 71% for the quarter and $33 million or 61% year-to-date and the profit margin increased more than 2 points to 7.2% for the quarter and nearly one and one-half points to 6.0% year-to-date.

     As discussed on pages 12 and 13, results in Mexico have been adversely impacted by economic difficulties resulting from the significant devaluation of the Mexican peso. Net sales in Mexico declined $17 million for the quarter and $42 million year-to-date, while operating losses increased $1 million to $3 million for the quarter and operating losses of $9 million were incurred year-to-date compared to break-even results in 1994. For the full year 1994, Mexico incurred an operating loss of $9 million.

     As disclosed in our 1994 Annual Report and updated in our prior 1995 reports on Form 10-Q, we have been evaluating and have begun to execute actions in 1995 in an effort to improve total restaurant operating results and returns on our restaurant investments. Our overall strategy is to leverage the collective strength of our three restaurant concepts by strengthening our brand leadership, leveraging our business systems and restaurant development activities and achieving operational excellence.

     Brand leadership contemplates, in part, the need to be innovative by providing new products and programs to respond to consumer needs while maintaining a value orientation. This year, for example, we have introduced several new successful products such as Pizza Hut's Stuffed Crust Pizza and Buffalo Wings, KFC's reformulated Original Recipe product and Crispy Strips and Taco Bell's Double Decker Taco and Texas Taco. In addition, we have also offered new programs to respond to consumer needs such as the Mega Meal value offering and delivery service at KFC and the Border Lights menu, Kids' meals and Extreme Value Meals at Taco Bell. With respect to leveraging our business systems, consolidation of international headquarters and field administration has begun this year and domestic administrative operations, such as payroll, accounts payable, etc., are expected to be consolidated over the next couple of years. Also, restaurant procurement is being consolidated on a worldwide basis with significant annual savings anticipated in 1996. As we move forward, our restaurant concepts will share facilities when appropriate. For example, early indications are that our combined Taco Bell - KFC domestic units are performing well as the strong Taco Bell lunch crowd balances the heavy KFC dinner customers. In addition, we plan to selectively use franchisees in certain markets where their expertise can be leveraged to improve the overall operational excellence of our concepts systemwide.
-23-
     Although there was not a material impact to earnings to date, we have begun to refranchise and license company-operated stores and increase closures of others in 1995. We expect that system units will, on average, continue to expand at its current annual rate of 6%, though only 1% of the net growth will be company-operated. As a result, we anticipate that our overall ownership percentage of total system units will decline by one to two percentage points over the next three to five years, driven by domestic. A summary of the 1995 year-to-date domestic restaurant unit activity through the third quarter is as follows:

                              Company-
                              Operated   Franchised    Licensed  Total

Domestic Restaurants
Beginning of Year             10,520       7,238         1,693   19,451
 New Builds & Acquisitions       337         130           636    1,103
 Refranchising & Licensing      (145)         53            92        -
 Closures                       (176)        (68)          (75)    (319)
September 9, 1995             10,536       7,353         2,346   20,235

_______________________________________________________________

Domestic By Restaurant Chain:
Pizza Hut
Beginning of Year              5,249       2,708           661    8,618
 New Builds & Acquisitions       139          55           191      385
 Refranchising & Licensing       (38)         38             -        -
 Closures                       (116)        (39)          (37)    (192)
September 9, 1995              5,234       2,762           815    8,811

Taco Bell
Beginning of Year              3,232       1,523           929    5,684
 New Builds & Acquisitions       189          58           429      676
 Refranchising & Licensing      (107)         15            92        -
 Closures                        (41)         (4)          (22)     (67)
September 9, 1995              3,273       1,592         1,428    6,293

KFC
Beginning of Year              2,039       3,007           103    5,149
 New Builds & Acquisitions         9          17            16       42
 Refranchising & Licensing         -           -             -        -
 Closures                        (19)        (25)          (16)     (60)
September 9, 1995              2,029       2,999           103    5,131

     Additionally, 1995 combined restaurant capital spending and acquisitions are anticipated to be approximately $200 to $300 million lower than 1994, and together with a forecasted improvement in cash flow from operations, should result in 1995 restaurant cash flows that are approximately $400 to $500 million higher compared to 1994.

     We will continue to take additional actions, where appropriate, as we refine our restaurant operating and investment strategies to improve performance.








-24-
Pizza Hut
                     12 Weeks Ended                  36 Weeks Ended
                                       %                               %
               9/9/95     9/3/94    Change     9/9/95     9/3/94    Change
($ in millions)

Net Sales      $1,170.4   $1,037.7    13       $3,456.6   $3,022.4     14

Operating
 Profits       $  104.5   $   75.8    38       $  282.5   $  202.3     40

Worldwide sales increased $133 million or 13% for the quarter and $434 million or 14% year-to-date. Domestic operations represent the major portion of worldwide Pizza Hut. The worldwide sales increase was driven by additional units that contributed $64 million for the quarter and $247 million year-to-date, higher effective pricing, due in part to the net impacts of product and country mix, and higher volumes of $14 million for the quarter and $70 million year-to-date. The higher effective net pricing was driven by lapping high discounting in 1994 combined with the introduction of Buffalo Wings in 1995. The increased year-to-date volumes reflected domestic gains driven by Stuffed Crust Pizza, introduced nationally early in the second quarter.

     Same store sales for domestic company-owned units increased 6% for the quarter and 5% year-to-date though volume increased at lower rates, particularly in the quarter. The improved same store sales performance was driven by Stuffed Crust Pizza. The quarterly performance reflected increases in the delivery and carryout distribution channels. The year-to-date performance was driven by strong growth in carryout and solid growth in delivery.

     Worldwide profits grew $29 million or 38% for the quarter and $80 million or 40% year-to-date aided by comparisons to a weak profit performance in 1994. This growth reflected additional units that contributed $13 million for the quarter and $35 million year-to-date, volume gains of $8 million for the quarter and $21 year-to-date, the higher effective pricing, increased franchise royalty revenues and lower domestic store operating costs. These were partially offset by increased international administrative and support spending, primarily to develop international markets. The lower store operating costs primarily reflected favorable food costs, led by lower cheese and meat costs, increased labor productivity and reduced advertising and marketing expenses. Though difficult to forecast, domestic food costs are expected to be lower in 1995 as compared to 1994, led by lower cheese and meat costs. However, the cheese and meat favorabilties experienced to date are not expected to continue in the fourth quarter as prices are expected to increase resulting in fourth quarter cheese and meat costs about even with those of last year. The year-to-date profit growth was also depressed by a net $16 million charge composed of a $20 million charge recorded in the second quarter for the relocation of certain functions of Pizza Hut's domestic headquarters from Wichita to Dallas, partially offset by a third quarter $4 million favorable adjustment as a result of better than expected costs. The year-to-date was also hampered by 1995 actuarial adjustments to prior and current year domestic casualty claims liabilities. Year-to-date results also include gains of $12 million from refranchising a number of domestic company-owned stores, which were partially offset by increased store closure costs of $8 million. Stuffed Crust Pizza contributed most of the quarter and year-to-date growth in sales and operating profits. The worldwide profit margin increased about one and one-half points to 8.9% for the quarter and to 8.2% year-to-date.
-25-
     International sales for the quarter and year-to-date posted strong double-digit growth, led by additional units in Korea, Spain, Germany, New Zealand and Poland as well as increased volumes. International profits for the quarter and year-to-date increased approximately threefold. The growth for the quarter reflected volume growth, additional units, favorable net currency translation impacts, increased franchise royalty revenues and the higher effective pricing. The year-to-date gain reflected additional units, the higher effective pricing, increased franchise royalty revenues, favorable net currency translation impacts and higher volumes. These quarter and year-to-date benefits were partially offset by increased store operating costs and field administrative expenses. The increased administrative expenses reflected costs to support country development strategies, partially offset on a year-to-date basis by reduced administrative spending as a result of the consolidation with KFC of the international restaurant headquarters and certain regional offices.

     Strong profit gains in Korea for the quarter and year-to-date primarily reflected additional units, higher effective pricing, due in part to the net impacts of product mix, and year-to-date, volume growth, partially offset by higher administrative expenses to support expansion.
In Australia, our largest international sales market, profits for the quarter and year-to-date improved significantly as a result of the full implementation of its value strategy and the adoption of store cost control measures. Canada's profits increased for the quarter and year-to-date, primarily the result of a successful introduction of Stuffed Crust Pizza. Additionally, the international profit growth for the quarter and year-to-date continued to be moderated by increased losses in Spain, Brazil and Mexico. Mexico's quarter and year-to-date operating losses increased significantly due to the adverse effects of the devaluation of the peso, with higher costs only partially offset by increased volumes, the favorable currency translation impact of increased operating losses and higher effective pricing, due in part to the net impacts of product mix.

Taco Bell

                     12 Weeks Ended                  36 Weeks Ended
                                       %                               %
               9/9/95     9/3/94    Change     9/9/95     9/3/94    Change
($ in millions)

Net Sales      $893.2     $829.8       8       $2,461.0   $2,270.6      8

Operating
 Profits       $ 81.2     $ 86.8      (6)      $  156.3   $  175.1    (11)

Worldwide sales increased $63 million for the quarter and $190 million year-to-date or 8% for both periods. Domestic operations represent substantially all of worldwide Taco Bell. The worldwide sales growth was led by additional Taco Bell units which contributed $66 million for the quarter and $191 million year-to-date. Restaurant volumes declined $22 million and $54 million for the quarter and year-to-date, respectively, as gains from Border Light products were more than offset by declines in other menu items. The volume declines resulted in a 4% decrease in same store sales for domestic company-owned Taco Bell units for both periods, though volume decreased at a slightly higher rate for the quarter. These restaurant volume declines were partially offset by increased PFS sales to franchisees of $14 million and $43 million for the quarter and year-to-date, respectively, primarily reflecting sales to existing franchisees previously serviced by another supplier.

-26-


     Worldwide profits declined $6 million or 6% for the quarter and $19 million or 11% year-to-date. The decrease in profits reflected a net unfavorable product mix shift to lower-margin products, net volume declines for the quarter and year-to-date of $9 million and $19 million, respectively, and year-to-date, higher promotional costs. The net volume declines resulted from the reduced same store sales partially offset year-to-date by the lower-margin PFS increases. Year-to-date results were adversely impacted by roll-out costs for Border Lights incurred during the first and second quarters. These unfavorable impacts were partially offset by additional Taco Bell units, which contributed $8 million for the quarter and $17 million year-to-date, lower store operating costs, increased license fees and franchise royalty revenues and reduced headquarters administrative expenses. The decrease in store operating costs reflected favorable food costs and year-to-date, reduced local store marketing.
Lower meat and bean prices for both the quarter and year-to-date were partially offset year-to-date by increased lettuce costs. Food costs for the full year are expected to be favorable as compared to 1994, led by lower meat prices.

     Operating profit at Chevys declined for the quarter and losses increased year-to-date, primarily reflecting one-time costs associated with a reduction of anticipated new unit growth and a decline in same store sales. Hot 'n Now's (HNN) losses declined for the quarter and year-to-date. As disclosed in our 1994 Annual Report and updated in our previous 1995 reports on Form 10-Q, Taco Bell, in an effort to eliminate HNN's operating losses over time, plans to license or franchise all of its units, with almost 75% of the units licensed or franchised at the end of the third quarter. Taco Bell originally anticipated that the program would be completed during 1995; however, it is now expected to be completed during 1996. Based upon its original cash flow forecasts for each HNN market, which assumed an improvement in the operating performance, Taco Bell expected to recover its investment in HNN. If improved operating performance is not achieved or if the licensees exercise certain provisions contained in the license arrangements, some or all of HNN's net assets may become impaired. Initial results of the recently licensed and franchised stores have been disappointing. Taco Bell is in the process of updating its forecasts and expects to complete its evaluation of the recoverability of all of its HNN long-lived assets in the fourth quarter.

     International operations posted strong double-digit sales growth for both the quarter and year-to-date, reflecting additional units.
International operating profits were unchanged for the quarter but losses increased slightly year-to-date from a modest loss in 1994.

     Taco Bell worldwide profit margin fell nearly one and one-half points for the quarter and year-to-date to 9.1% and 6.4%, respectively.













-27-
KFC

                     12 Weeks Ended                  36 Weeks Ended
                                       %                               %
               9/9/95     9/3/94    Change     9/9/95     9/3/94    Change
($ in millions)

Net Sales      $679.5     $632.8       7       $1,914.3   $1,774.5      8

Operating
 Profits       $ 59.4     $ 48.5      22       $  130.1   $  114.9     13

Worldwide sales rose $47 million or 7% for the quarter and $140 million or 8% year-to-date. The sales growth reflected additional units that contributed $17 million for the quarter and $67 million year-to-date and volume gains of $24 million for the quarter and $28 million year-to-date.

     Worldwide profits increased $11 million or 22% for the quarter and $15 million or 13% year-to-date. The performance for the quarter and year-to-date reflected higher volumes of $13 million and $16 million, respectively, additional units that contributed $3 million for the quarter and $11 million year-to-date and increased franchise royalty revenues. The year-to-date also included higher effective pricing, led by Mexico, due in part to the net impacts of product and country mix, and a net favorable currency translation impact. Partially offsetting these quarter and year-to-date gains were higher administrative and support costs, costs incurred in expanding domestic delivery service and increased store operating costs.
The worldwide profit margin increased 1 point to 8.7% for the quarter and increased slightly to 6.8% year-to-date.

     An improvement in KFC's domestic sales for both the quarter and year-to-date reflected volume gains. The quarter benefited from the introduction of a reformulation of the Original Recipe product and "You'd Be Crazy To Cook" promotion while the year-to-date primarily reflected increases from the national introduction of the value-oriented Mega Meal late in 1994 and the expansion of delivery. Partially offsetting the year-to-date volume gains was lower net pricing, reflecting increased price promotions, primarily due to the Mega Meal. Same store sales advanced 7% for the quarter and 4% year-to-date, though year-to-date volume grew at an even higher rate.

     Domestic profits grew at a double-digit rate for the quarter and modestly for the year-to-date reflecting increased volumes, additional units and, for the year-to-date, lower store operating costs. The quarter and year-to-date gains were partially offset by losses attributed to expanding delivery service and increased spending related to new product development and, for the quarter, increased store operating costs. The year-to-date profit growth was also hampered by increased promotional activity that was partially offset by higher pricing and the absence of favorable actuarial adjustments for casualty claims liabilities in the second quarter of 1994. Store operating costs for both periods reflected increased labor costs, primarily the result of efforts to improve restaurant quality and service. However, year-to-date those labor costs were substantially offset by reduced food costs, primarily due to lower chicken costs and the reformulation of side items late in the second quarter of 1994, and lower fixed costs.





-28-
     Strong international sales growth for the quarter and year-to-date was led by additional units, primarily in Thailand, China and Brazil, and, for the year-to-date, higher effective pricing in Mexico, partially offset by volume declines in Mexico as a result of the devaluation of the peso and its related adverse effects. International profits experienced strong double-digit growth for the quarter and year-to-date. The quarter reflected gains from increased franchise royalty revenues, reduced store operating costs, additional units, higher effective pricing, due in part to the net impacts of country and product mix, and favorable net currency translation impacts. These gains were partially offset by higher field administrative and support costs. The year-to-date reflected benefits from the higher effective pricing, led by Mexico, additional units, favorable net currency translation impacts and increased franchise royalty revenues. These gains were partially offset by higher field administrative and support costs, lower volumes and increased store operating costs. The increased field and administrative support costs for the quarter and year-to-date, primarily for the development of international markets, were somewhat mitigated in the quarter by the consolidation with Pizza Hut of the international restaurant headquarters and certain regional offices.

     In Australia, our largest international sales market, profits increased significantly for the quarter and year-to-date primarily reflecting increased volumes. Canada's profits for the quarter and year-to-date improved reflecting higher effective pricing, due in part to the net impacts of product mix. Year-to-date profit growth in the U.K. was due primarily to additional units. In New Zealand, profits grew for both the quarter and year-to-date reflecting volume growth. Mexico's operating results improved slightly in the quarter as favorable currency translation of increased operating losses and the higher effective pricing more than offset volume declines. Mexico's year-to-date operating profits declined sharply due to the adverse effects of the devaluation of the peso, with reduced volumes and higher costs only partially offset by favorable currency translation of current operating losses and the higher effective pricing.

     International sales represented about 40% of worldwide sales for both the quarter and year-to-date in 1995 as compared to approximately 40% for the quarter and 35% year-to-date in 1994. International profits represented about 40% and 45% of worldwide profits for the quarter and year-to-date in 1995, respectively, as compared to approximately 35% and 40% for the quarter and year-to-date in 1994, respectively.




















-29-




Cash Flows and Financial Condition




Summary of Cash Flows



Year-to-date, net cash provided by operating activities of $2.2 billion substantially funded capital spending of $1.3 billion, dividend payments of $442 million, share repurchases of $381 million and acquisitions and investments in affiliates of $224 million.

     Mexico's cash flows from operations declined significantly on a year-to-date basis as compared to 1994. The decline was primarily due to an increase in operating working capital net cash outflows and decreased earnings. Mexico represented approximately 2% and 8% of the year-to-date consolidated cash flows from operations for 1995 and 1994, respectively. For the full year 1994, Mexico represented approximately 7% of consolidated cash flows from operations.


Operating Activities



Net cash provided by operating activities increased $100 million or 5% from 1994 to $2.2 billion due to a $273 million or 10% increase in income before cumulative effect of accounting changes, after adding back all three classes of noncash charges and credits, which was partially offset by a $173 million increase in operating working capital net cash outflows. The working capital net cash outflows primarily reflected increased growth of accounts and notes receivable in 1995 compared to 1994, driven by worldwide beverages and international snack foods. The growth in accounts and notes receivable reflected slower collections, volume growth, advances to certain international bottlers and lapping a one-time reduction in accounts and notes receivable during the first half of 1994 as a result of changing the distributor for Stolichnaya vodka. These outflows were partially offset by a slower rate of decline in accounts payable in 1995 compared to 1994, led by domestic beverages, and a greater reduction in prepaid expenses, taxes and other current assets in 1995 compared to 1994.














-30-
Investing Activities

PepsiCo's investing activities resulted in a net cash outflow of $1.6 billion in 1995 compared to $1.3 billion in 1994. The increased net cash outflows principally reflected decreased net proceeds from PepsiCo's short-term investment portfolios of $385 million, partially offset by a $165 million reduction in capital spending. PepsiCo continually reassesses its alternatives to redeploy its investment portfolios, which are primarily held outside the U.S., considering investment opportunities and risks, tax consequences and overall financing strategies. The decline in capital spending primarily reflected decreased spending in restaurants of $188 million and beverages of $152 million, partially offset by increased domestic snack food spending of $134 million primarily for capacity expansion. Capital spending for 1995 is currently projected to be approximately $2.3 billion as compared to the $2.4 billion projection disclosed as of the end of second quarter in our report on Form 10-Q. Capital spending for the snack food and restaurant segments is projected to be approximately 35% each of total spending, representing a 5 percentage point shift in spending from the restaurant segment to the snack food segment as compared to the projections included in PepsiCo's 1994 Annual Report. This decline in restaurant spending is consistent with our overall strategy to improve total restaurant operating results and returns on our restaurant investments as summarized in management's analysis of restaurant operations on pages 23 and 24. The $224 million of acquisitions and investments in affiliates included acquisitions of and equity investments in international franchised and independent bottling operations and equity investments in international snack food operations. As noted in our 1994 Annual Report, we continue to seek opportunities to strengthen our position in our domestic and international industry segments through strategic acquisitions. For the full year, acquisition and investment activity is expected to be about double the relatively low 1994 level.

Financing Activities

Year-to-date financing activities resulted in net cash outflows of $688 million as compared to $718 million for the same period in 1994. The $30 million decline in outflows principally reflected increased proceeds of $73 million from stock option exercises, partially offset by $44 million of increased dividends paid.

     See Note 2 to Condensed Consolidated Financial Statements for details of debt issuances and repayments during the quarter. As of September 9, 1995, PepsiCo had authority from its Board of Directors to issue $4.4 billion of additional long-term debt and had capacity to issue up to $3.5 billion under shelf registrations in place in the U.S., Europe and Japan to take advantage of marketplace opportunities. The principal purposes of these facilities are for financing growth activities and refinancing borrowings. Generally, PepsiCo intends to convert any foreign currency-denominated debt obligations into U.S. dollar-denominated debt obligations through foreign currency exchange agreements with strong, creditworthy counterparties.

     Through October 18, 1995, PepsiCo has repurchased 9.5 million shares at a cost of $387 million in 1995. Including these 1995 purchases of treasury stock, 24.9 million shares have been purchased under the 50 million share repurchase authority granted by PepsiCo's Board of Directors on July 22, 1993.



-31-
Financial Condition

At September 9, 1995 and December 31, 1994, $3.5 and $4.5 billion, respectively, of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings on a long-term basis. At September 9, 1995 and December 31, 1994, PepsiCo had unused revolving credit agreements covering potential borrowings aggregating $4.5 billion and $3.5 billion, respectively. Effective January 3, 1995, PepsiCo replaced its $3.5 billion of existing credit facilities with new credit facilities aggregating $4.5 billion, of which $1.0 billion expire in January 1996 and $3.5 billion expire in January 2000. These unused credit facilities provide the ability to refinance short-term borrowings and are available for acquisitions and other general corporate purposes.

     As described in PepsiCo's 1994 Annual Report, PepsiCo measures financial leverage on a market value basis as well as a historical cost basis. PepsiCo believes that the market value ratio is an appropriate measure of financial leverage. PepsiCo's market value ratio was 22% at September 9, 1995 and 26% at December 31, 1994. The decrease was primarily due to a 26% increase in PepsiCo's stock price. PepsiCo's historical cost ratio of net debt to net capital employed was 47% at September 9, 1995 and 49% at December 31, 1994. The decline was primarily due to a 5% increase in net capital.

     Because of PepsiCo's strong cash generating capability and its strong financial condition, PepsiCo has continued access to capital markets throughout the world.

     PepsiCo's operating working capital position, which excludes short-term investments and short-term borrowings, was a negative $167 million at September 9, 1995 as compared to a negative $677 million at December 31, 1994 and a negative $346 million at September 3, 1994. PepsiCo's negative operating working capital position, which principally reflects the cash sales nature of its restaurant operations, effectively provides additional capital for investment. The negative working capital position at the end of the third quarter compared to the third quarter 1994 position reflects PepsiCo's continued trend of increased investments in its more working capital intensive bottling and snack food businesses. The $510 million increase in working capital compared to the amount at December 31, 1994 primarily reflected a $717 million increase in accounts and notes receivable, led by the worldwide beverage and domestic snack food businesses, offset by a decrease in prepaid expenses, taxes and other current assets, primarily due to the timing of insurance payments. The increase in receivables was due to seasonality, advances to international bottlers, slower collections and volume growth.

     Shareholders' equity increased $637 million as net income of $1.4 billion was partially offset by $457 million of dividends declared, a $260 million increase in treasury stock, driven by share repurchases, and a $137 million net unfavorable change in the currency translation account, driven by the devaluation of the Mexican peso.

<audit-report>
Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of September 9, 1995 and the related condensed consolidated statement of income for the twelve and thirty-six weeks ended September 9, 1995 and September 3, 1994, and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 9, 1995 and September 3, 1994. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

                                                  KPMG Peat Marwick LLP



New York, New York
October 17, 1995





-33-
</audit-report>

PART II.  OTHER INFORMATION AND SIGNATURES



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


































-34-
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)







Date:    October 23, 1995                 Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date:    October 23, 1995                    Edward V. Lahey, Jr.
                                     Senior Vice President, General
                                     Counsel and Secretary