Form 10-K
period 1995-12-30
PEPSICO INC
filed 1996-03-26
CIK 77476

No. 1-1183
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
         Pursuant to Section 13 of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 30, 1995

                                  PepsiCo, Inc.
                         Incorporated in North Carolina
                          Purchase, New York 10577-1444
                                (914) 253-2000

                                  13-1584302
                      (I.R.S. Employer Identification No.)
                           -------------------------
     Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
                                           Name of Each Exchange
       Title of Each Class                 on Which Registered
------------------------------------    --------------------------
Capital Stock, par value 1-2/3 cents    New York and Chicago Stock
per share                               Exchanges
7-5/8% Notes due 1998                   New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes   /X/      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of PepsiCo Capital Stock held by nonaffiliates of PepsiCo as of March 8, 1996 was $49,378,249,004.

      The number of shares of PepsiCo Capital Stock outstanding as of March 8, 1996 was 788,475,034.

      Documents of Which Portions                Parts of Form 10-K into
      Are Incorporated by Reference           Which Portion of Documents Are
                                                      Incorporated
-----------------------------------------     ------------------------------
Proxy Statement for PepsiCo's May 1, 1996                     I, III
Annual Meeting of Shareholders

                                     PART I
ITEM 1.    BUSINESS

      PepsiCo, Inc. (the "Company") was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. Unless the context indicates otherwise, when used herein the term "PepsiCo" shall mean the Company and its various divisions and subsidiaries. PepsiCo is engaged in the following businesses: beverages, snack foods and restaurants.

BEVERAGES

      PepsiCo's beverage business consists of Pepsi-Cola North America ("PCNA") and Pepsi-Cola International ("PCI").

      PCNA manufactures and sells beverage products, primarily soft drinks and soft drink concentrates, in the United States and Canada. PCNA sells its concentrates to licensed bottlers ("Pepsi-Cola bottlers"). Under appointments from PepsiCo, bottlers manufacture, sell and distribute, within defined territories, soft drinks and syrups bearing trademarks owned by PepsiCo, including PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, SLICE, MUG, ALL SPORT and, within Canada, 7UP and DIET 7UP (the foregoing are sometimes referred to as "Pepsi-Cola beverages"). The Pepsi/Lipton Tea Partnership, a joint venture of PCNA and Thomas J. Lipton Co., develops and sells tea concentrate to Pepsi-Cola bottlers and develops and markets ready-to-drink tea products under the LIPTON trademark. Such products are distributed by Pepsi-Cola bottlers throughout the United States and Canada. Pepsi-Cola bottlers distribute single-serve sizes of OCEAN SPRAY juice products throughout the United States pursuant to a distribution agreement.

      Pepsi-Cola beverages are manufactured in approximately 200 plants located throughout the United States and Canada. PCNA operates approximately 70 plants, and manufactures, sells and distributes beverages throughout approximately 160 licensed territories, accounting for approximately 56% of the Pepsi-Cola beverages sold in the United States and Canada. Approximately 130 plants are operated by independent licensees or joint ventures in which PCNA participates, which manufacture, sell and distribute approximately 44% of the Pepsi-Cola beverages sold in the United States and Canada. PCNA has a minority interest in 7 of these licensees, comprising approximately 70 licensed territories.

      PCI manufactures and sells beverage products, primarily soft drinks and soft drink concentrates outside the United States and Canada. PCI sells its concentrates to Pepsi-Cola bottlers. Under appointments from PepsiCo, bottlers manufacture, sell and distribute, within defined territories, beverages bearing PEPSI-COLA, 7UP, MIRINDA, DIET PEPSI, PEPSI MAX, MOUNTAIN DEW, TEEM, DIET 7UP and other trademarks. There are approximately 590 plants outside the United States and Canada bottling PepsiCo's beverage products. These products are available in 192 countries and territories outside the United States and Canada. Principal international markets include Mexico, Saudi Arabia, Brazil, Argentina, Venezuela, Thailand, Spain, the United Kingdom, China and Japan.

      PCNA and PCI make programs available to assist licensed bottlers in servicing markets, expanding operations and improving production methods and facilities. PCNA and PCI also offer assistance to bottlers in the distribution, advertising and marketing of PepsiCo's beverage products and offer sales assistance through special merchandising and promotional programs and by training bottler personnel. PCNA and PCI maintain control over the composition and quality of beverages sold under PepsiCo trademarks.

SNACK FOODS

      PepsiCo's  snack  food  business   consists  of  Frito-Lay  North  America
("Frito-Lay") and PepsiCo Foods International ("PFI").

      Frito-Lay manufactures and sells a varied line of salty snack foods throughout the United States and Canada, including LAY'S (in the United States) and RUFFLES brands potato chips, DORITOS and TOSTITOS brands tortilla chips, FRITOS brand corn chips, CHEEoTOS brand cheese flavored snacks, ROLD GOLD brand pretzels and SUNCHIPS brand multigrain snacks.

      Frito-Lay's products are transported from its manufacturing plants to major distribution centers, principally by company-owned trucks. Frito-Lay utilizes a "store-door-delivery" system, whereby its approximately 16,000 person sales force delivers the snacks directly to the store shelf. This system permits Frito-Lay to work closely with approximately 470,000 retail trade customers weekly and to be responsive to their needs. Frito-Lay believes this form of distribution is a valuable marketing tool and is essential for the proper distribution of products with a short shelf life.

      PFI manufactures and markets snack foods in 38 countries outside the United States and Canada through company-owned facilities and joint ventures. On most of the European continent, PepsiCo's snack food business consists of Snack Ventures Europe, a joint venture between PepsiCo and General Mills, Inc., in which PepsiCo owns a 60% interest. PFI also sells a variety of snack food products which appeal to local tastes including, for example WALKERS snack foods, which are sold in the United Kingdom, WEDEL sweet snacks, which are sold in Poland and GAMESA cookies and ALEGRO (formerly SONRICS) sweet snacks, which are sold in Mexico. In addition, RUFFLES, CHEEoTOS, DORITOS, FRITOS and SUNCHIPS salty snack foods have been introduced to international markets. Principal international markets include Mexico, the United Kingdom, Poland, Brazil, Spain, France, the Netherlands, and Australia.

RESTAURANTS

      PepsiCo's restaurant business principally consists of Pizza Hut North America ("PHNA"), Taco Bell North America ("TBNA"), KFC North America ("KFCNA") and PepsiCo Restaurants International ("PRI").

     PHNA is engaged principally in the operation, development, franchising and licensing of a system of casual full service family restaurants, delivery/carryout units and kiosks throughout the United States and Canada, operating under the name PIZZA HUT. The full service restaurants serve several varieties of pizza as well as pasta, salads and sandwiches. PHNA (through its subsidiaries and affiliates) operates approximately 5,100 PIZZA HUT restaurants, delivery/carryout units and other outlets and approximately 240 in Canada. Franchisees operate approximately 2,800 additional restaurants, delivery/carryout units and other outlets in the United States and approximately 160 in Canada. Licensees operate approximately 860 kiosk outlets in the United States and approximately 115 kiosk outlets in Canada.

      TBNA is engaged principally in the operation, development, franchising and licensing of a system of fast-service restaurants serving carryout and dine-in moderately priced Mexican-style food, including tacos, burritos, taco salads and nachos, throughout the United States and Canada, operating under the name TACO BELL. TBNA (through its subsidiaries and affiliates) operates approximately
3,000 TACO BELL outlets in the United States and approximately 85 in Canada. Franchisees operate approximately 1,800 additional units in the United States. Licensees operate approximately 1,600 special concept outlets in the United States and approximately 25 in Canada.

      KFCNA is engaged principally in the operation, development, franchising and licensing of a system of carryout and dine-in restaurants featuring chicken throughout the United States and Canada, operating under the names KENTUCKY FRIED CHICKEN and/or KFC. KFCNA (through its subsidiaries and/or affiliates) operates approximately 2,000 restaurants in the United States and approximately 250 in Canada. Franchisees operate approximately 3,000 additional restaurants in the United States and approximately 580 in Canada. Licensees operate approximately 110 outlets in the United States and approximately 50 in Canada.

      PRI is engaged principally in the operation and development of casual dining and fast-service restaurants, delivery units and kiosks which sell PIZZA HUT, KFC and, to a lesser extent, TACO BELL products outside the United States and Canada. PRI operates approximately 925 PIZZA HUT restaurants, delivery/carryout units and kiosks, franchisees operate approximately 1,350 units, and joint ventures in which PRI participates operate approximately 535 units. PIZZA HUT units are located in a total of 81 countries and territories outside of the United States and Canada, and principal markets include Australia, the United Kingdom, Brazil, France, Germany, Korea, Spain, Belgium, Puerto Rico and Poland. PRI also operates approximately 915 KFC restaurants and kiosks, franchisees operate approximately 2,300 restaurants and kiosks, and joint ventures in which PRI participates operate approximately 395 restaurants and kiosks. KFC units are located in 67 countries and territories outside of the United States and Canada, and principal markets include Japan, Australia, the United Kingdom, South Africa, New Zealand, China, Singapore, Puerto Rico, Thailand and Mexico. PRI also operates approximately 25 TACO BELL outlets, and franchisees and licensees operate approximately 45 outlets, in a total of 16 countries and territories outside of the United States and Canada.

      PepsiCo also owns, operates, or participates as a joint venturer in other restaurant concepts in the United States. PHNA operates approximately 100 D'ANGELO SANDWICH SHOPS and franchisees operate approximately 55 additional outlets. TBNA also operates approximately 70 CHEVYS Mexican restaurants. PepsiCo participates in a joint venture which operates approximately 80 CALIFORNIA PIZZA KITCHEN restaurants.

      PFS, a division of PepsiCo, is engaged in the distribution of food, supplies and equipment and in providing services to approximately 17,000 company-operated, franchised and licensed PIZZA HUT, TACO BELL and KFC restaurants in the United States, Canada, Mexico, Puerto Rico and Poland.

COMPETITION

      All of PepsiCo's businesses are highly competitive. PepsiCo's beverages and snack foods compete in the United States and internationally with widely distributed products of a number of major companies that have plants in many of the areas PepsiCo serves, as well as with private label soft drinks and snack foods and with the products of local and regional manufacturers. PepsiCo's restaurants compete in the United States and internationally with other restaurants, restaurant chains, food outlets and home delivery operations. PFS competes in the United States and internationally with other food distribution companies. For all of PepsiCo's industry segments, the main areas of competition are price, quality and variety of products, and customer service.

EMPLOYEES

     At December 30, 1995, PepsiCo employed, subject to seasonal variations, approximately 480,000 persons (including approximately 290,000 part-time employees), of whom approximately 358,409 (including 235,959 part-time employees) were employed within the United States. PepsiCo believes that its relations with employees are generally good.

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

GOVERNMENTAL REGULATIONS

      The conduct of PepsiCo's businesses, and the production, distribution and use of many of its products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and the Americans with Disabilities Act. The conduct of PepsiCo's businesses is also subject to state, local and foreign laws.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

      PepsiCo owns numerous valuable trademarks which are essential to PepsiCo's worldwide businesses, including PEPSI-COLA, PEPSI, DIET PEPSI, PEPSI MAX,
MOUNTAIN DEW, SLICE, MUG, ALL SPORT, 7UP and DIET 7UP (outside the United States), MIRINDA, FRITO-LAY, DORITOS, RUFFLES, LAY'S, FRITOS, CHEEoTOS, SANTITAS, SUNCHIPS, TOSTITOS, ROLD GOLD, SMARTFOOD, SABRITAS, WALKERS, PIZZA HUT, TACO BELL, KENTUCKY FRIED CHICKEN and KFC. Trademarks remain valid so long as they are used properly for identification purposes, and PepsiCo emphasizes correct use of its trademarks. PepsiCo has authorized (through licensing or franchise arrangements) the use of many of its trademarks in such contexts as Pepsi-Cola bottling appointments, snack food joint ventures and wholly-owned operations and Pizza Hut, Taco Bell and KFC franchise agreements. In addition, PepsiCo licenses the use of its trademarks on collateral products for the primary purpose of enhancing brand awareness.

      PepsiCo either owns or has licenses to use a number of patents which relate to certain of its products and the processes for their production and to the design and operation of various equipment used in its businesses.
Some of these patents are licensed to others.

RESEARCH AND DEVELOPMENT

      PepsiCo expensed $96 million, $152 million and $113 million on research and development activities in 1995, 1994 and 1993, respectively.

ENVIRONMENTAL MATTERS

      PepsiCo continues to make expenditures in order to comply with federal, state, local and foreign environmental laws and regulations, which expenditures have not been material with respect to PepsiCo's capital expenditures, net income or competitive position.

BUSINESS SEGMENTS

      Information as to net sales, operating profits and identifiable assets for each of PepsiCo's industry segments, United States restaurant chains and major geographic areas of operations, as well as capital spending, acquisitions and investments in unconsolidated affiliates, amortization of intangible assets and depreciation expense for each industry segment and United States restaurant chain, for 1995, 1994 and 1993 is contained in Item 8 "Financial Statements and Supplementary Data" in Note 19 on page F-33.

ITEM 2.    PROPERTIES

BEVERAGES

      PepsiCo's beverage segment operates approximately 110 plants throughout the world, of which 100 are owned and 10 are leased. Beverage joint ventures, in which PepsiCo participates, operate approximately 115 plants and distribution operations. In addition, PepsiCo's beverage business operates approximately 380 warehouses or offices in the United States and Canada, of which approximately 270 are owned and approximately 110 are leased.

      PepsiCo owns a research and technical facility in Valhalla, New York, for its beverage businesses. PepsiCo also owns the headquarters facilities for its beverage businesses in Somers, New York.

SNACK FOODS

      Frito-Lay operates 48 food manufacturing and processing plants in the United States and Canada, of which 41 are owned and 7 are leased. In addition, Frito-Lay owns approximately 190 warehouses and distribution centers and leases approximately 50 warehouses and distribution centers for storage of food products in the United States and Canada. Approximately 1,600 smaller warehouses and storage spaces located throughout the United States and Canada are leased or owned. Frito-Lay owns its headquarters building and a research facility in Plano, Texas. Frito-Lay also leases offices in Dallas, Texas and leases or owns sales/regional offices throughout the United States. PepsiCo's snack food businesses also operate 65 plants and approximately 725 distribution centers, warehouses and offices outside of the United States and Canada.

RESTAURANTS

      Through PHNA, TBNA, KFCNA and PRI, PepsiCo owns approximately 4,000 and leases approximately 6,900 restaurants, delivery/carryout units and other outlets in the United States and Canada, and owns approximately 900 and leases approximately 1,000 additional units outside the United States and Canada. PIZZA HUT, TACO BELL and KFC restaurants in the United States which are not owned are generally leased for initial terms of 15 or 20 years, and generally have renewal options, while PIZZA HUT delivery/carryout units in the United States generally are leased for significantly shorter initial terms with shorter renewal options. Joint ventures, in which PepsiCo participates, operate approximately 925 units outside the United States and Canada. PHNA owns and leases office facilities in Wichita, Kansas, Dallas, Texas and other locations, some of which are shared with PFS. TBNA leases its corporate headquarters in Irvine, California. KFCNA owns a research facility and its corporate headquarters building in Louisville, Kentucky. PFS owns 1 and leases 23 distribution centers in the United States and owns 2 and leases 3 distribution centers outside of the United States.

GENERAL

      The Company owns its  corporate  headquarters  buildings in Purchase,  New
York.

      With a few exceptions, leases of plants in the United States and Canada are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options.

      The Company believes that its properties and those of its subsidiaries and divisions are in good operating condition and are suitable for the purposes for which they are being used.

ITEM 3.    LEGAL PROCEEDINGS

      PepsiCo is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already provided arising from such claims or contingencies, is not likely to have a material adverse effect on PepsiCo's annual results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company and their current positions and ages are as follows:

NAME                   POSITION                         AGE

D. Wayne Calloway      Chairman of the Board and         60
                       Chief Executive Officer

Roger A. Enrico        Vice Chairman of the Board        51
                       and Chairman and Chief
                       Executive Officer, PepsiCo
                       Worldwide Restaurants

Robert G. Dettmer      Executive Vice President          64
                       and Chief Financial Officer

Randall C. Barnes      Senior  Vice  President  and      44
                       Treasurer

Robert L. Carleton     Senior Vice President and         55
                       Controller

Edward V. Lahey, Jr.   Senior Vice President,            57
                       General Counsel and
                       Secretary

Indra K. Nooyi         Senior Vice President,            40
                       Strategic Planning

      Each of the above-named officers has been employed by PepsiCo in an executive capacity for at least five years except Indra K. Nooyi. Ms. Nooyi has held her current position at PepsiCo since 1994. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri.

      Executive officers are elected by the Company's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among the Company's executive officers.

Information regarding directors of the Company other than those provided below is set forth in the Proxy Statement for the Company's 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

DIRECTORS OF THE COMPANY RETIRING AS OF MAY 1, 1996

ANDRALL E. PEARSON was elected a director of PepsiCo in 1970. Mr. Pearson was PepsiCo's President and Chief Operating Officer from 1971 through 1984. He was a Professor at the Harvard Business School from 1985 until 1993, and is a director of The May Department Stores Company, Lexmark International, Inc and The Travelers Group. He is also a general partner of Clayton, Dubilier & Rice, Inc and Chairman of the Board of Kraft Foodservice Company.
Mr. Pearson is 70 years old.

ROGER B. SMITH, former Chairman and Chief Executive Officer of General Motors Corp., was elected to PepsiCo's Board in 1989. Mr. Smith joined General Motors Corp. in 1949 and served as its Chairman and Chief Executive Officer from 1981 to 1990. He serves on the Board of Directors of Citicorp, International Paper Co. and Johnson & Johnson. Mr. Smith is 70 years old.

ROBERT H. STEWART, III, a director since 1965 and Chairman of the Board's Compensation Committee, is Vice Chairman of Bank One, Texas, N.A. In 1987, Mr. Stewart became Chairman of the Board of First RepublicBank Corporation, a position he held until joining LaSalle Energy Corp. where he was Vice Chairman of the Board from August 1987 until its sale in November 1989. Mr. Stewart then became Vice Chairman of the Board of Team Bank, assuming his present position in November 1992 upon the acquisition of Team Bancshares
Inc. by BANC ONE CORPORATION. He is also a director of ARCO Chemical Co. Mr. Stewart is 70 years old.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      Stock Trading Symbol - PEP

      Stock Exchange Listings - The New York Stock Exchange is the principal market for PepsiCo Capital Stock, which is also listed on the Amsterdam, Chicago, Swiss and Tokyo Stock Exchanges.

      Shareholders  -  At  year-end  1995,  there  were  approximately   167,000
shareholders of record.

      Dividend Policy - Quarterly cash dividends are usually declared in November, February, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for 1996 are expected to be March 8, June 7, September 6 and December 6. Quarterly cash dividends have been paid since 1965, and dividends paid per share have increased for 23 consecutive years.

      Cash Dividends Declared Per Share (in cents)

     Quarter                    1995                1994
     -------                    ----                 ---

     1                            18                  16
     2                            20                  18
     3                            20                  18
     4                            20                  18
                                  --                  --
     Total                        78                  70
                                  ==                  ==

      Stock Prices - The high, low and closing prices for a share of PepsiCo Capital Stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for each fiscal quarter of 1995 and 1994 were as follows (in dollars):

1995                     High          Low           Close
----                     ----          ---           -----
First Quarter              41       33 7/8          40 1/4
Second Quarter             49       37 7/8          46 5/8
Third Quarter          47 7/8       43 1/4          45 3/4
Fourth Quarter         58 3/4       45 5/8          55 7/8

1994                     High          Low           Close
----                     ----          ---           -----
First Quarter          42 1/2       35 3/4          37 5/8
Second Quarter         37 3/4       29 7/8          31 1/8
Third Quarter          34 5/8       29 1/4          33 3/4
Fourth Quarter         37 3/8       32 1/4          36 1/4

ITEM 6.    SELECTED FINANCIAL DATA

Included on pages F-48 through F-54.

ITEM 7.      MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS, CASH FLOWS AND
             FINANCIAL   CONDITION

MANAGEMENT'S ANALYSIS

INTRODUCTION
PepsiCo's Management's Analysis is structured in four sections. The first section provides an overview and focuses on items that either significantly impact comparability of reported financial information or are anticipated to significantly impact future operating results. The second section analyzes the results of operations; first on a consolidated basis and then for each of PepsiCo's three industry segments. The final sections address PepsiCo's consolidated cash flows and financial condition. Management's Analysis should be read in conjunction with PepsiCo's audited consolidated financial statements, including Notes, on pages F-2 through F-41.

WORLDWIDE MARKETPLACE
PepsiCo's worldwide businesses operate in highly competitive markets that are subject to both global and local economic conditions, including the effects of inflation, commodity price and currency fluctuations, governmental actions and political instability and its related dislocations. In addition to extensive market and product diversification, PepsiCo's operating and investing strategies are designed, where possible, to mitigate these factors through focused actions on several fronts, including: (a) enhancing the appeal and value of its products through brand promotion, product innovation, quality improvement and prudent pricing actions; (b) providing excellent service to customers; (c) increasing worldwide availability of its products; (d) acquiring businesses and forming alliances to increase market presence and utilize resources more efficiently; and (e) containing costs through efficient and effective purchasing, manufacturing, distribution and administrative processes.
      In 1995, international businesses represented 29% of PepsiCo's net sales and 18% of operating profit excluding the initial, noncash charge upon adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (see Accounting Changes below). Management believes that these percentages will increase in the future as PepsiCo continues to invest internationally to take advantage of market opportunities. It is therefore important to consider that movements in currency exchange rates not only result in a related translation impact on PepsiCo's earnings, but also, and probably more importantly, can result in significant economic impacts that affect operating results as well. Changes in exchange rates are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. In addition, material changes generally cause PepsiCo to adjust its financing, investing and operating strategies; for example, promotions and product strategies, pricing and decisions concerning capital spending, sourcing of raw materials and packaging (see discussion on Mexico below). The following paragraphs describe the effect of currency exchange rate movements on PepsiCo's reported results.

      As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. With the exception of Mexico in 1995, sales and operating profit growth rates for our combined international businesses were not materially impacted by the translation effects of changes in currency exchange rates in the last three years. Material effects on comparability of sales and operating profit arising from translation are identified in Management's Analysis of operating results. By definition, these translation effects exclude the impact of businesses in highly inflationary countries, where the accounting functional currency is the U.S.
dollar.
      Changes in currency exchange rates also result in reported foreign exchange gains and losses, which are included as a component of selling, general and administrative expenses. PepsiCo reported a net foreign exchange loss of $6 million in 1995 compared to a net foreign exchange gain of $4 million in 1994 and a net foreign exchange loss of $41 million in 1993. These reported amounts include translation gains and losses arising from remeasurement into U.S.
dollars of the monetary assets and liabilities of businesses in highly inflationary countries as well as transaction gains and losses. Transaction gains and losses arise from monetary assets such as receivables and short-term interest-bearing investments as well as payables (including debt) denominated in currencies other than a business unit's functional currency. In implementing strategies to minimize net after-tax financing costs, the effects of anticipated currency exchange rate movements on debt and short-term investments are considered together with related interest rates.
      In 1995, Mexico was an extreme example of how movements in currency exchange rates impact operating results. In Mexico, PepsiCo's largest international market in 1994, operations were adversely impacted by the effects of the approximately 50% devaluation of the Mexican peso which triggered an extremely high level of inflation. Consumer demand shrank dramatically for most goods and services in response to declining real incomes and increased unemployment. Price increases taken to offset rising operating and product costs further dampened weak consumer demand. Actions taken by PepsiCo to mitigate these adverse effects, such as introducing various volume building programs to stimulate demand and reducing costs and capital spending, resulted in only a modest decline in local currency segment operating profit for Mexico. However, on a U.S. dollar basis, combined segment operating profit and identifiable assets in Mexico declined dramatically, reflecting the unfavorable translation effect of the much weaker peso in 1995.

The following estimated decline in net income and net income per share for PepsiCo's operations in Mexico reflected the decrease in Mexico's combined segment operating profit (see each industry segment discussion for the impact by segment) and PepsiCo's equity share of the increased net losses of our unconsolidated affiliates in Mexico:


($ in millions except
per share amounts)                                   Year-Over-Year Decline
                                                     ----------------------
                               1995     1994         Reported         Ongoing*
                               ----     ----         --------         -------
Net sales                    $1,228   $2,023            (39%)           (39%)

Operating profit             $   80   $  261            (69%)           (61%)

Operating profit
   margin                         7%      13%      (6 points)      (5 points)

% of total
  international
  segment operating
  profit                         18%      42%     (24 points)     (26 points)

% of total segment
  operating profit                3%       8%      (5 points)      (5 points)

Net income                   $   55   $  175            (69%)           (57%)

Net income per
  share                      $ 0.07   $ 0.22            (68%)           (55%)

Identifiable assets          $  637   $  995            (36%)           (34%)

--------------------------------------------------------------------------------
* Excluded Mexico's portion of the 1995 initial, noncash charge upon adoption of SFAS 121 of $21 million ($21 million after-tax or $0.03 per share) (see below).

      All amounts for Mexico presented above and, unless otherwise noted, in Management's Analysis of Industry Segments included an allocation of the international divisions' headquarters expenses, but excluded any allocation of PepsiCo's corporate expenses and financing costs.

CERTAIN FACTORS AFFECTING COMPARABILITY

ACCOUNTING CHANGES
PepsiCo's financial statements reflect the noncash impact of accounting changes adopted in 1995 and 1994. PepsiCo early adopted SFAS 121 as of the beginning of the fourth quarter of 1995. The initial, noncash charge upon adoption of SFAS 121 was $520 million ($384 million after-tax or $0.48 per share), which included $68 million ($49 million after-tax or $0.06 per share) related to restaurants for which closure decisions were made during the fourth quarter. As a result of the reduced carrying amount of certain of PepsiCo's long-lived assets to be held and used in the business, depreciation and amortization expense for the fourth quarter of 1995 was reduced by $21 million ($15 million after-tax or $0.02 per share) and full-year 1996 depreciation and amortization expense is expected to be reduced by approximately $58 million ($39 million after-tax or $0.05 per share). As the initial charge was based upon estimated cash flow forecasts requiring considerable management judgment, actual results could vary significantly from these estimates.Therefore, future charges, though not of the magnitude of the initial charge, are reasonably possible although not currently estimable. See Note 2. See Management's Analysis - Restaurants on page 33 for a discussion of other possible future effects related to this change in accounting.
     In 1994, PepsiCoadopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." The cumulative effect of adopting SFAS 112, an $84 million charge ($55 million after-tax or $0.07 per share), principally represented estimated future severance costs related to services provided by employees prior to 1994. As compared to the previous accounting method, the ongoing impact of adopting SFAS 112 was immaterial to 1994 operating profit. See Note 14.
      Also in 1994, PepsiCo adopted a preferred method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. The cumulative effect of adopting this change, which related to years prior to 1994, was a benefit of $38 million ($23 million after-tax or $0.03 per share). As compared to the previous accounting method, the change reduced 1994 pension expense by $35 million ($22 million after-tax or $0.03 per share). See Note 13.

RESTAURANT SEGMENT
In  addition  to  reporting  U.S.  and   international   results,   PepsiCo  has
historically provided detailed information and Management's Analysis of operating results for each of its three major restaurant concepts (which included the results of other small U.S. concepts managed by Taco Bell and Pizza
Hut) on a worldwide basis. Beginning with the fourth quarter of 1995, PepsiCo has changed the presentation of the restaurant information to more closely reflect how we currently manage the business. Detailed information and Management's Analysis of operating results are now provided for each of PepsiCo's three major U.S. concepts (including the results of the other small U.S. concepts managed by Taco Bell and Pizza Hut) and in total for the international operations of our restaurant concepts. Prior year amounts in Note 19 and Management's Analysis - Restaurants have been restated to reflect this change.
     As discussed in Management's Analysis - Restaurants on page 33, we began to take actions in 1995 to improve restaurant returns, in part, by selling restaurants to franchisees. In addition, we have more aggressively closed stores that do not meet our performance expectations. As a result, restaurant operating profit included a net gain of $51 million in 1995 from sales of restaurants to franchisees in excess of the costs of closing other restaurants. This compares to $10 million of costs in 1994 to close stores. Management expects these kinds of actions to continue over the next few years as we implement our strategies to improve restaurant returns.

OTHER FACTORS
Comparisons of 1995 to 1994 are affected by an additional week of results in the 1994 reporting period. Because PepsiCo's fiscal year ends on the last Saturday in December, a fifty-third week is added every 5 or 6 years. The fifty-third week increased 1994 net sales by an estimated $434 million and earnings by an estimated $54 million ($35 million after-tax or $0.04 per share). See Items Affecting Comparability - Fiscal Year in Note 19 for the impact on each of PepsiCo's industry segments.
      In 1994, PepsiCo recorded a onetime, noncash gain of $18 million ($17 million after-tax or $0.02 per share) resulting from a public share offering by BAESA, an unconsolidated franchised bottling affiliate in South America.
See Note 16.
      Although it will not affect comparison of full-year operating results, international beverages' 1996 quarterly results will not be comparable to 1995's results because its 1996 quarterly reporting will be changed for all international countries except Canada. Due to the increase in company-owned bottling operations, in combination with the requirements that calendar year results generally need to be maintained internationally for statutory purposes, international beverages has elected to simplify its administrative processes by reporting results on a monthly basis. Beginning in 1996, the first through the fourth quarters will include two, three, three and four months, respectively. The comparable quarters in 1995 included twelve, twelve, twelve and sixteen weeks, respectively.

SIGNIFICANT  U.S.  TAX CHANGES  AFFECTING  HISTORICAL  AND FUTURE  RESULTS
U.S. Federal income tax legislation enacted in August 1993 included a provision for a 1% statutory income tax rate increase effective for the full year. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the increase in the tax rate resulted in a noncash charge of $30 million ($0.04 per share) for the adjustment of net deferred tax liabilities as of the beginning of 1993. The 1993 legislation also included a provision to reduce the tax credit associated with beverage concentrate operations in Puerto Rico. In the first year of this change, the tax credit on income earned in Puerto Rico was limited to 60% of the amount allowed under the previous tax law, with the limit further reduced ratably over the following four years to 40%. The provision, which became effective for PepsiCo's operations on December 1, 1994, had an immaterial impact on 1994 earnings. The provision reduced 1995 earnings by approximately $58 million or $0.07 per share.
      In 1994, the U.S. Department of the Treasury proposed a change to a current regulation (known as Q&A 12), which would further reduce the tax incentives associated with beverage concentrate operations in Puerto Rico. If it had been adopted as proposed in 1994, the change would have become effective for PepsiCo on December 1, 1994 with an immaterial impact on 1994 earnings. Had the currently proposed Q&A 12 been in effect at the beginning of 1995, earnings for the year would have been reduced by an estimated $44 million, or $0.05 per share, and the 1995 full-year effective tax rate would have increased 1.8 points.
      Assuming retroactivity to December 1, 1994 and assuming 1996 profitability levels comparable to 1995, enactment of the proposed change to Q&A 12 in 1996 would increase PepsiCo's 1996 full-year effective tax rate by about 3.7 points. Slightly more than half of the potential increase is due to the retroactive application of the change to Q&A 12 to years prior to 1996 with the balance attributable to 1996 earnings. The estimated impacts and the proposed retroactive effective date to December 1, 1994 are subject to change depending upon the final provisions of Q&A 12, if enacted, and the actual level of profitability in 1996.
      Under generally accepted accounting principles, the unfavorable effect of the proposed change in Q&A 12 cannot be included in PepsiCo's effective tax rate until it is enacted. Due to its proposed retroactivity, the amount related to the periods prior to its enactment date will be recognized in full in the quarter it is enacted. This, along with PepsiCo's policy to recognize settlement of prior year audit issues at the time they are resolved, may result in volatility in PepsiCo's 1996 quarterly effective tax rates due to the timing of these events, as well as other factors.

DERIVATIVES
PepsiCo's policy prohibits the use of derivative instruments for trading purposes and we have procedures in place to monitor and control their use.
      PepsiCo uses interest rate and foreign currency swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs. These swaps are generally entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment dates and maturity dates of the swaps match the principal, interest payment dates and maturity dates of the related debt. Accordingly, any market impact (risk or opportunity) associated with these swaps is fully offset by the opposite market impact on the related debt. PepsiCo's credit risk related to interest rate and currency swaps is considered low because they are only entered into with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. See Notes 7, 8 and 9 for additional details regarding interest rate and currency swaps.
      In 1995, PepsiCo issued a seven-year put option in connection with the formation of a joint venture with the principal shareholder of GEMEX, an unconsolidated franchised bottling affiliate in Mexico. The put option allows the principal shareholder to sell up to 150 million GEMEX shares to PepsiCo at 66 2/3 cents per share. PepsiCo accounts for this put option by marking it to market with gains or losses recognized currently as an adjustment to equity in net income of unconsolidated affiliates, which is included in selling, general and administrative expenses in the Consolidated Statement of Income. The put option liability, which was valued at $26 million at the date of the original transaction, increased to $30 million by year-end, resulting in a $4 million charge to earnings. See Notes 7, 9 and 17.
      PepsiCo hedges commodity purchases with futures contracts traded on national exchanges. While such hedging activity has historically been done on a limited basis, PepsiCo could increase its hedging activity in the future if it believes it would result in lower total costs. Open contracts at year-end 1995 and 1994 and gains and losses realized in 1995 and 1994 or deferred at the respective year-ends were not significant.

FORWARD-LOOKING STATEMENTS
Included from time to time in statements by PepsiCo's senior executives and in Management's Analysis beginning on page 11 are certain forward-looking statements reflecting management's current expectations. Uncertainties that could impact those forward-looking statements are described in Management's
Analysis - Worldwide Marketplace on page 11. In addition, forward-looking statements related to future earnings growth contemplate double-digit combined segment operating profit growth and the ability, for the next several years, to generate significant gains from the sale of our restaurants to franchisees in excess of costs of closing restaurants and impairment charges, but do not consider the retroactive impact of the proposed change to Q&A 12 discussed above.

RESULTS OF OPERATIONS

CONSOLIDATED REVIEW
To improve comparability, Management's Analysis identifies the impact, where significant, of beverage and snack food acquisitions, net of operations sold or contributed to joint ventures (collectively, "net acquisitions"). The impact of acquisitions represents the results of the acquired businesses for periods in the current year corresponding to the prior year periods that did not include the results of the businesses. Restaurant units acquired, principally from franchisees, and constructed units are treated the same for purposes of this analysis. These units, net of units closed or sold, principally to franchisees, are collectively referred to as "additional restaurant units."

NET SALES

($ in millions)                                  % Growth Rates
                                                 --------------
                 1995      1994       1993      1995       1994
                 ----      ----       ----      ----       ----

U.S.          $21,674   $20,246    $18,309         7         11
International   8,747     8,226      6,712         6         23
              -------   -------    -------
              $30,421   $28,472    $25,021         7         14
              =======   =======    =======
-------------------------------------------------------------------------------

Worldwide net sales rose $1.9 billion or 7% in 1995. The fifty-third week in 1994 reduced the worldwide, U.S. and international net sales growth by approximately 2 points each. The sales growth benefited from higher effective net pricing, volume gains of $934 million, driven by worldwide snack foods and beverages, and $623 million due to additional restaurant units. The higher effective net pricing reflected increases in international snack foods, driven by Mexico, and U.S. beverages, primarily in response to significantly higher prices for packaging. These benefits were partially offset by the unfavorable currency translation impact of the devaluation of the Mexican peso on international snack foods. Worldwide net sales grew $3.5 billion or 14% in 1994. The fifty-third week favorably affected worldwide, U.S. and international sales growth by about 2 points each. The increase reflected volume gains of $2.2 billion, $934 million due to additional restaurant units and $215 million contributed by net acquisitions.
     International net sales grew 6% in 1995 and 23% in 1994 with net acquisitions contributing 1 point in both years. International net sales represented 29%, 29% and 27% of total net sales in 1995, 1994 and 1993, respectively. The unfavorable impact of the devaluation of the Mexican peso beginning in late 1994 through 1995, and its related effects, slowed PepsiCo's trend of an increasing international component of net sales.

COST OF SALES

($ in millions)
                             1995           1994           1993
                             ----           ----           ----

Cost of sales             $14,886        $13,715        $11,946
As  a  percent  of           48.9%          48.2%          47.7%
net sales
-------------------------------------------------------------------------------

The .7 point increase in 1995 was primarily due to worldwide beverages and international snack foods. The increase in worldwide beverages reflected higher packaging prices in the U.S., the effects of which were partially mitigated by increased pricing, and an unfavorable mix shift in international sales from concentrate to packaged products. The international snack foods increase was due to the effect of increased costs, primarily in Mexico, which were partially mitigated by price increases. The .5 point increase in 1994 reflected an unfavorable mix shift in international beverages, from concentrate to packaged products, and in worldwide restaurants, as well as lower net pricing in U.S. beverages. These unfavorable effects were partially offset by a favorable package and product mix shift in international snack foods and manufacturing efficiencies in U.S. snack foods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)

($ in millions)                 1995       1994      1993
                                ----       ----      ----

SG&A                         $11,712    $11,244    $9,864
As a percent of net sales       38.5%      39.5%     39.4%
-------------------------------------------------------------------------------

SG&A is comprised of selling and distribution expenses (S&D), advertising and marketing expenses (A&M), and general and administrative expenses (G&A) which include gains on sales of assets as well as other income and expense. SG&A grew 4% to $11.7 billion in 1995, slower than sales, and 14% to $11.2 billion in 1994, the same rate as sales. In 1995, A&M grew at a substantially slower rate than sales reflecting a slower rate of spending in worldwide beverages and U.S. restaurants. G&A also grew at a substantially slower rate than sales, driven by worldwide beverages and U.S. restaurants. Worldwide beverages benefited from international cost containment initiatives, a gain on sale of an international bottling plant, savings in U.S. beverages from a 1994 reorganization as well as benefits of increased pricing in U.S. beverages. U.S. restaurants benefited from a net gain on sales of restaurants in excess of costs of closing other restaurants. S&D grew at a slightly slower rate than sales, in part reflecting the benefits of increased pricing in U.S. beverages and a slower rate of spending in international snack foods.

AMORTIZATION OF INTANGIBLE ASSETS increased 1% to $316 million in 1995 and 3% to $312 million in 1994. This noncash expense reduced net income per share by $0.30, $0.29 and $0.28 in 1995, 1994 and 1993, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS reflected the initial, noncash charge of $520 million ($384 million after-tax or $0.48 per share) upon adoption of SFAS 121. See Note 2.

OPERATING PROFIT

($ in millions)                                   % Growth Rates
                                                  --------------
                    1995      1994      1993     1995      1994
                    ----      ----      ----     ----      ----

Operating
Profit
 Reported         $2,987    $3,201    $2,907      (7)        10
 Ongoing*         $3,507    $3,201    $2,907      10         10

*   1995  excluded the initial,  noncash  charge upon adoption of SFAS 121. See
    Note 2.
-------------------------------------------------------------------------------

Reported operating profit declined $214 million or 7% in 1995. Ongoing operating profit increased $306 million or 10% in 1995. The fifty-third week in 1994 reduced the operating profit growth by approximately 2 points. The profit growth was driven by combined segment ongoing operating profit growth of 11%, which benefited from volume growth of $283 million ($430 million excluding the impact of the fifty-third week), driven by U.S. snack foods and worldwide beverages, and $76 million due to additional restaurant units. These advances were partially offset by net unfavorable currency translation impacts, primarily from Mexico. The benefit of higher effective net pricing for all segments combined was almost entirely offset by increased product and operating costs, primarily in Mexico, and higher packaging prices in the U.S. The ongoing profit margin increased slightly to 11.5% in 1995. Operating profit increased $294 million or 10% in 1994. The fifty-third week increased the operating profit growth by approximately 2 points. The profit growth was driven by combined segment operating profit growth of 8%, which reflected $850 million from higher volumes ($703 million excluding the impact of the fifty-third week) and $73 million from additional restaurant units, partially offset by higher operating expenses. The profit margin decreased almost one-half point to 11.2% in 1994.
     International segment ongoing profit grew 4% in 1995, a slower rate than sales growth, which reflected the adverse effects of the Mexican peso devaluation, particularly in snack foods, partially offset by very strong restaurant performance. International segment ongoing profit represented 18%, 19% and 18% of combined segment ongoing operating profit in 1995, 1994 and 1993, respectively.

GAIN ON STOCK  OFFERING  BY AN  UNCONSOLIDATED  AFFILIATE  of $18  million  ($17 million after-tax or $0.02 per share) in 1994 related to the public share offering by BAESA, an unconsolidated franchised bottling affiliate in South America. See Note 16.

INTEREST EXPENSE, NET

($ in millions)                                   % Growth Rates
                                                  --------------
                      1995     1994     1993      1995     1994
                      ----     ----     ----      ----     ----

Interest expense     $(682)   $(645)   $(573)        6       13
Interest income        127       90       89        41        1
                       ---      ---      ---
 Interest expense,   $(555)   $(555)   $(484)        -       15
   net               =====    =====    =====

-------------------------------------------------------------------------------

Interest expense, net in 1995 was even with 1994, reflecting the net impact of higher average interest rates offset by lower average borrowings. The 15% increase in 1994 reflected higher average borrowings, partially offset by higher interest rates on investment balances. Excluding the impact of net acquisitions, interest expense, net decreased 3% in 1995 and increased 10% in 1994.

PROVISION FOR INCOME TAXES

($ in millions)
                                1995         1994          1993
                                ----         ----          ----

Reported
  Provision for                 $826         $880          $835
Income Taxes
  Effective Tax Rate            34.0%        33.0%         34.5%


Ongoing*
  Provision for                 $962         $880          $809
Income Taxes
  Effective Tax Rate            32.6%        33.0%         33.3%

* Excluded the effects of the initial, noncash charge upon adoption of SFAS 121 in 1995 (see Note 2) and the deferred tax charge due to the U.S. tax legislation in 1993 (see Note 11).
-------------------------------------------------------------------------------

The 1995 reported effective tax rate increased 1 point to 34.0%. The 1995 ongoing effective tax rate declined slightly, reflecting a reversal of prior year accruals no longer required and tax refunds, both a result of the current year resolution of certain prior years' audit issues. These benefits were partially offset by a higher foreign effective tax rate, primarily due to a provision in the 1993 U.S. tax legislation that reduced the tax credit associated with beverage concentrate operations in Puerto Rico and became effective for PepsiCo on December 1, 1994 (see Management's Analysis Significant U.S. Tax Changes Affecting Historical and Future Results on page 15), and a decrease in the proportion of income taxed at lower foreign rates. The 1994 reported effective tax rate declined 1 1/2 points to 33.0%. The slight decline in the ongoing effective tax rate in 1994 reflected a reversal of certain valuation allowances related to deferred tax assets and an increase in the proportion of income taxed at lower foreign rates offset by the absence of a favorable adjustment in 1993 of certain prior years' foreign accruals.

INCOME AND INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES

($ in millions except
 per share amounts)                               % Growth Rates
                                                  --------------
                       1995     1994     1993     1995     1994
                       ----     ----     ----     ----     ----

Reported
  Income             $1,606   $1,784   $1,588      (10)      12
  Income Per Share   $ 2.00   $ 2.22   $ 1.96      (10)      13

Ongoing*
  Income             $1,990   $1,767   $1,618       13        9
  Income Per Share   $ 2.48   $ 2.20   $ 2.00       13       10

*   Excluded the initial,  noncash charge upon adoption of SFAS 121 in 1995 (see
    Note 2), the 1994 BAESA gain (see Note 16) and the deferred tax charge due to the U.S. tax legislation in 1993 (see Note 11).
-------------------------------------------------------------------------------

Growth in ongoing income per share was depressed by estimated dilution from acquisitions of $0.04 or 2 points in 1995 and $0.03 or 2 points in 1994, primarily due to international beverage acquisitions and investments in new unconsolidated affiliates in both years.

INDUSTRY SEGMENTS

BEVERAGES

($ in millions)                                       % Growth Rates
                                                      --------------
                          1995     1994     1993     1995       1994
                          ----     ----     ----     ----       ----

Net Sales
  U.S.                 $ 6,977   $6,541   $5,918        7         11
  International          3,571    3,146    2,720       14         16
                       -------   ------   ------
                       $10,548   $9,687   $8,638        9         12
                       =======   ======   ======

Operating Profit
 Reported:
  U.S.                 $ 1,145   $1,022   $  937       12          9
  International            164      195      172      (16)        13
                       -------   ------   ------
                       $ 1,309   $1,217   $1,109        8         10
                       =======   ======   ======

 Ongoing:*
  U.S.                 $ 1,145   $1,022   $  937       12          9
  International            226      195      172       16         13
                       -------   ------   ------
                       $ 1,371   $1,217   $1,109       13         10
                       =======   ======   ======

* 1995 excluded the initial, noncash charge upon adoption of SFAS 121. See Notes 2 and 19.
-------------------------------------------------------------------------------
[Note: Unless otherwise noted, operating profit comparisons within the 1995 vs. 1994 discussion are based on ongoing operating profit. Net sales and operating profit comparisons within the following discussions include the impact of the fifty-third week in 1994 (see Note 19). System bottler case sales of Pepsi Corporate brands (BCS) were not impacted by the fifty-third week because they are measured on a calendar year basis.]

                                  1995 vs. 1994

Worldwide net sales increased $861 million or 9%. The fifty-third week in 1994 reduced the worldwide net sales growth by approximately 1 point. Comparisons are also affected by the start-up of international company-owned bottling and distribution operations within the past twelve months ("start-up operations") and acquisitions, principally international, as well as the absence of certain small operations sold or contributed to joint ventures (collectively, "net acquisitions"). The start-up operations and net acquisitions contributed $93 million and $56 million, respectively, or 2 points on a combined basis to the sales growth.
     Reported worldwide operating profit increased $92 million or 8%. Excluding the initial charge upon adoption of SFAS 121, which for beverages only affected our operations in Germany, operating profit increased $154 million or 13%. The fifty-third week in 1994 reduced ongoing worldwide operating profit growth by approximately 1 point.

     Sales in the U.S. rose $436 million or 7%. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The sales growth reflected higher pricing on most carbonated soft drink (CSD) packages, primarily in response to significantly higher prices for packaging. Sales growth also benefited from increased volume which contributed $107 million.
     BCS consists of sales of packaged products to retailers and through vending machines and fountain syrup by company-owned and franchised bottlers. BCS in the U.S. increased 4%, reflecting double-digit growth in the Mountain Dew brand and solid increases in Brand Pepsi. BCS growth also benefited from increased sales of Mug brand root beer. Total alternative beverages, which include Lipton brand ready-to-drink tea, All Sport and Ocean Spray Lemonade products, grew at a strong double-digit rate, reflecting growth in Lipton brand tea and All Sport, partially offset by significant declines in Ocean Spray Lemonade products, albeit on a small base. The growth in Lipton, which represents approximately 80% of our alternative beverages BCS, was due to volume gains from Lipton Brisk and fountain syrup which more than offset lower volume of the premium-priced Lipton Original. Excluding the alternative beverages, BCS growth was 3%. Packaged products BCS grew at a faster rate than fountain syrup.
     Profit in the U.S. increased $123 million or 12%. The fifty-third week in 1994 reduced the operating profit growth by approximately 1 point. Profit growth reflected the higher pricing on CSD packages and concentrate which exceeded the increased product costs, primarily for packaging. Volume gains, driven by packaged products, contributed $52 million ($107 million excluding the impact of the fifty-third week) to the profit growth. Administrative expenses declined, reflecting savings from a 1994 consolidation of headquarters and field operations. Selling and distribution expenses grew at a slower rate than sales, in part reflecting the benefits of increased pricing, partially offset by the effects of a 6-week strike in California that ended in August. Advertising and marketing expenses increased modestly. Profit growth was aided by favorable results from alternative beverages due to higher profit from Lipton. Profit growth was dampened by the absence of 1994 gains totaling $9 million resulting from sales of bottling businesses. The profit margin increased nearly 1 point to 16.4%.
     In 1995, U.S. beverages continued to execute actions related to the previously disclosed 1992 restructuring. Benefits in 1995 were offset by incremental costs associated with the continued development and implementation of the restructuring actions. The amount and timing of currently projected benefits are consistent with the revised projections as noted below in the 1994 vs. 1993 discussion.
     International sales rose $425 million or 14%. The sales growth was not affected by the fifty-third week in 1994. Start-up operations, principally in Eastern Europe, and net acquisitions, consisting primarily of franchised and independent bottling operations in Asia, contributed $93 million and $44 million, respectively, or 5 points to the sales growth on a combined basis. Sales growth benefited from volume advances of $194 million, reflecting increased volume of packaged product sales and concentrate shipments to franchised bottlers, particularly in markets where we are investing heavily because we believe they have high growth potential (Growth Markets). Growth Markets primarily include Brazil, China, Eastern Europe and India. Sales growth was also aided by higher effective net prices on concentrate and packaged products due, in part, to product, package and country mix. Unfavorable currency translation impacts, primarily due to a weaker Mexican peso, were substantially offset by favorable currency translation impacts, primarily reflecting the strength of the Japanese yen and Western European currencies.
     International BCS grew 8%. This advance reflected broad-based growth led by Growth Markets which, on a combined basis, grew about 50%. Each of the countries in our Growth Markets had strong double-digit growth, led by near triple-digit growth in Brazil and strong gains in China and India. The international BCS growth also reflected double-digit growth in Thailand, Venezuela, Turkey and Pakistan, as well as advances in Saudi Arabia, Spain and the U.K. These advances were partially offset by declines in Mexico, our largest international BCS market, and Argentina, primarily reflecting adverse economic conditions in these countries.
     Reported international profit decreased $31 million or 16%. Ongoing operating profit increased $31 million or 16%. The fifty-third week in 1994 reduced the ongoing operating profit growth by approximately 2 points. The net acquisitions and start-up operations reduced profit by $8 million and $3 million, respectively, or 6 points on a combined basis. Profit growth benefited from the higher effective net prices on concentrate and packaged products and increased volume, primarily concentrate, of $52 million. These benefits were partially offset by net unfavorable currency translation impacts, principally due to the devaluation of the Mexican peso, and higher field operating costs and headquarters administrative expenses, reflecting normal increases and costs to support expansion. Profit growth was aided by an $8 million gain on the sale of a bottling plant in Greece.
     Following is a discussion of international results by key geographic market. Ongoing profit growth reflected a significant net reduction in losses from the Growth Markets, led by increased profit in Brazil and reduced losses in India, the Czech Republic and Poland. Profit growth was also aided by increased volume and higher effective net prices in Saudi Arabia and the U.K. Our largest international sales markets are Canada, Japan and Spain, which have sizable company-owned bottling operations. Double-digit profit growth in Canada benefited from cost reduction initiatives, while strong double-digit profit growth in Japan was led by increased volume, favorable currency translation impacts and lower operating costs, partially offset by lower effective net prices. Profit in Spain was slightly lower, reflecting a higher level of promotional activity which was only partially offset by increased volume. These net gains were partially offset by significantly lower profits in Mexico and Argentina, primarily reflecting the adverse economic conditions in those countries. The ongoing operating profit margin was essentially unchanged at 6.3%.
      As discussed on pages 12 and 13, results in Mexico have been adversely impacted by economic difficulties resulting from the significant devaluation of the Mexican peso. Net sales in Mexico declined 37%, while operating profit declined $32 million or 73% to $12 million. Mexico represented approximately 5% and 23% of 1995 and 1994 international beverage segment ongoing operating profit, respectively.

                                  1994 vs. 1993

Worldwide net sales increased $1.0 billion or 12%. The fifty-third week contributed approximately 1 point to the worldwide net sales growth. International start-up operations and net acquisitions, principally in the U.S., contributed $73 million and $161 million, respectively, or 3 points on a combined basis to worldwide sales growth.
      Worldwide operating profit increased $108 million or 10%. The fifty-third week enhanced the profit growth by approximately 2 points. International start-up operations reduced operating profit by $19 million or 2 points, while net acquisitions had no impact on profit growth.
     Sales in the U.S rose $623 million or 11%. The fifty-third week aided the sales growth by approximately 2 points. Net acquisitions contributed $158 million or 3 points to sales growth. Volume growth contributed $510 million, driven by CSD packaged products. This benefit, combined with a mix shift to the higher-priced alternative beverage packaged products and higher concentrate and fountain syrup pricing, was partially offset by lower net pricing to retailers and a mix shift to The Cube, our value-priced 24-pack. The lower net pricing reflected increased price discounts and promotional allowances for CSD, in response to private label competition, and Lipton brand tea. See Note 1 for discussion concerning classification of promotional price allowances.
      BCS in the U.S. increased 6%, reflecting strong double-digit growth in the Mountain Dew brand and solid gains in Brand Pepsi. BCS growth also benefited by strong double-digit growth in Lipton brand tea and gains in the Diet Pepsi brand. These advances, combined with the national distribution of All Sport and Ocean Spray Lemonade in 1994 and gains in the Slice brands, were partially offset by significant declines in the Crystal Pepsi brands. Alternative beverages contributed 2 points to the BCS growth. BCS of fountain syrup grew at a slower rate than packaged products.
      Profit in the U.S. increased $85 million or 9%. The fifty-third week enhanced the profit growth by approximately 1 point. Volume gains, driven by packaged products, contributed $305 million ($250 million excluding the impact of the fifty-third week) to profit growth. This benefit, combined with the higher concentrate and fountain syrup pricing, was partially offset by higher operating expenses, the lower net pricing to retailers, the mix shift to The Cube and increased product costs. Selling and distribution expenses grew at a faster rate than sales, driven by higher volume-driven labor costs. Advertising and marketing costs grew at a slower rate than sales. Administrative expenses declined modestly, reflecting savings from a 1994 consolidation of headquarters and field operations and a reduction in the scope of the 1992 restructuring actions, both discussed below. These benefits were largely offset by normal increases in administrative expenses. The increased product costs reflected the mix shift to the higher cost alternative beverages and higher ingredient prices, partially offset by lower packaging prices. Alternative beverages, driven by Lipton brand tea, aided the profit growth. The profit margin declined slightly to 15.6%.
      In the third quarter of 1994, U.S. beverages reversed into income $24 million of a $115 million restructuring accrual established in 1992 and, in the third and fourth quarters, recorded additional charges totaling $22 million, primarily reflecting management's decision to further consolidate headquarters and field operations. The 1994 charges cover severance costs associated with employee terminations and relocation costs for employees who, in 1994, accepted offers to relocate. The 1992 charge arose from an organizational restructuring designed to improve customer focus by realigning resources consistent with Pepsi-Cola's "Right Side Up" operating philosophy, as well as a redesign of key administrative and business processes. The charge included provisions for costs associated with redeployed and displaced employees, the redesign of core processes and office closures.
      The $24 million reversal reflects both refinements of the estimates originally used to establish the accrual, principally for costs associated with displaced employees, and management's decision to reduce the scope of the restructuring. The organizational restructuring was completed in 1992. The nationwide implementation of several of the anticipated administrative and business process redesigns has been completed, with the balance of the redesigns projected to be completed over the next three years.
      The benefits of the restructuring activities, when fully implemented, were originally projected to be approximately $105 million annually, based on reduced employee and facility costs. The current projection of annual benefits from these sources has decreased to approximately $40 million reflecting, in part, the reduced scope of the restructuring. While difficult to measure, in 1994 U.S. beverages estimated other sources of benefits from the restructuring of approximately $90 million annually, based on centralization of purchasing activities and incremental volume and pricing from improvements in administrative and business processes. These additional sources of benefits, although identified when the 1992 restructuring accrual was established, were not included in the projected annual benefits due to significant uncertainties and difficulties in quantifying the amounts, if any, of such benefits. Due to delays in implementing some of the restructuring actions, full realization of the expected benefits also has been delayed. Benefits in 1994 were offset by incremental costs associated with the continued development and implementation of the restructuring actions. This offset is expected to continue into 1995. Net benefits are expected to begin in 1996 and to increase annually until fully realized in 1998. All benefits derived from the restructuring actions will be reinvested in the business to strengthen our competitive position.
      International sales rose $426 million or 16%. The fifty-third week enhanced the sales growth by approximately 1 point. This growth reflected higher volume of $300 million, the start-up of company-owned bottling and distribution operations, principally in Eastern Europe, and the first year of sales of Stolichnaya vodka under the 1994 appointment of an affiliate of Grand Metropolitan as the exclusive U.S. and Canadian distributor. Higher concentrate pricing was offset by an unfavorable currency translation impact and lower net pricing on packaged products. The unfavorable currency translation impact reflected a weaker Canadian dollar, Spanish peseta and Mexican peso, partially offset by a stronger Japanese yen.
      International case sales increased 9%, reflecting strong double-digit growth in Asia, led by China and India, and solid advances in Latin America, as growth in Mexico more than offset declines in Venezuela. Latin America and Mexico represent our largest international BCS region and country, respectively. Double-digit advances in Eastern Europe and the Middle East, combined with single-digit growth in Western Europe and Canada, were partially offset by declines in Africa. Pepsi Max, a new low-calorie cola, aided BCS growth.
      International profit increased $23 million or 13%. The fifty-third week enhanced the profit growth by approximately 2 points. Net acquisitions reduced profit by $9 million or 5 points. The increased profit reflected volume growth of $75 million, led by concentrate shipments. This benefit, combined with a decline in advertising and marketing expenses not attributed to volume growth, was partially offset by increased field and headquarters administrative expenses, start-up losses, principally in Eastern Europe, and an unfavorable currency translation impact, primarily from the Mexican peso and the Canadian dollar. The increased administrative expenses reflected costs to support expansion in Growth Markets. The higher concentrate pricing was partially offset by a decline in finished product sales to franchised bottlers, principally in Japan, and the lower net pricing on packaged products. Increased profit from the first year of sales of Stolichnaya, under the 1994 appointment of an affiliate of Grand Metropolitan as the exclusive U.S. and Canadian distributor, aided profit growth. The new Pepsi Max product significantly contributed to profit growth. Profit increased in Latin America, led by Mexico, and in Western Europe, reflecting significantly reduced losses in Germany. Profit also grew in Asia, reflecting advances in Japan. The profit growth was restrained by start-up losses in Eastern Europe and declines in Canada, reflecting private label competition. The profit margin remained relatively unchanged at 6.2%.
     The 1992 restructuring actions to streamline the acquired Spanish franchised bottling operation were substantially completed in 1994. These actions have resulted in total savings approximating $15 million in 1994, with total annual savings expected to grow to about $20 million in 1995, consistent with our original projection. These savings will continue to be reinvested in our businesses to strengthen our competitive position.
      The significant devaluation of the Mexican peso in late 1994 and early 1995 did not materially impact 1994 international beverage operating profit. However, because Mexico, our largest profit country, represented approximately 23% of international beverage operating profit in 1994, the devaluation and its related effects were expected to have an unfavorable impact on 1995 operating profit. The operations in Mexico had begun to take actions to increase volume, enhance net pricing and reduce costs, including evaluating alternative sourcing of raw materials. Nonetheless, significant uncertainties remained in Mexico and, as a result, it was not possible to quantify the impact. International beverages had also begun to take actions in several other countries in 1995 to help mitigate the impact.

SNACK FOODS

($ in millions)                                       % Growth Rates
                                                      --------------
                             1995     1994     1993     1995     1994
                             ----     ----     ----     ----     ----

Net Sales
 U.S.                      $5,495   $5,011   $4,365       10       15
 International              3,050    3,253    2,662       (6)      22
                            -----    -----   ------
                           $8,545   $8,264   $7,027        3       18
                           ======   ======   ======

Operating Profit
 U.S.                      $1,132   $1,025    $ 901       10       14
 International                300      352      289      (15)      22
                           ------   ------    -----
                           $1,432   $1,377   $1,190        4       16
                           ======   ======   ======
-------------------------------------------------------------------------------
[Note: Net sales and operating profit comparisons within the following discussions include the impact of the fifty-third week in 1994 (see Note 19), while pound and kilo growth have been adjusted to exclude its impact.]

                                  1995 vs. 1994

Worldwide net sales rose $281 million or 3%. Worldwide operating profit increased $55 million or 4%. The fifty-third week in 1994 reduced both worldwide net sales and operating profit growth by approximately 2 points.
     Sales in the U.S. grew $484 million or 10%. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The sales increase reflected volume growth of $411 million and increased pricing across all major brands. The volume growth reflected gains in almost all major brands, led by our low-fat and no-fat snacks, which accounted for over 45% of the total sales growth. Volume growth was further aided by increased promotional price allowances and merchandising programs to retailers, which are reported as marketing expenses and therefore do not reduce reported sales. See
Note  1  for  further  discussion   concerning   classification  of  promotional
allowances.
     Pound volume in the U.S. advanced 11%, reflecting exceptional performance from the low-fat and no-fat categories. These categories contributed over 45% of the total pound growth, driven by Rold Gold brand pretzels, Baked Tostitos brand tortilla chips, Tostitos brand salsa and Ruffles Light and Baked Lay's brand potato chips. Doritos brand tortilla chips, driven by new flavor extensions and packaging, had solid single-digit pound growth. Lay's brand potato chips and other Ruffles brand products grew single-digits, benefiting from new flavor extensions like Hidden Valley Ranch Wavy Lay's brand potato chips, Lay's and Ruffles KC Masterpiece Barbecue Flavor brand potato chips, French Onion Flavored Ruffles and Lay's Salsa & Cheese Flavored brand potato chips. Chee.tos brand cheese flavored snacks, fueled by fried Chee.tos, had single-digit growth, while Fritos brand corn chips declined slightly reflecting lower promotional spending.
     Profit in the U.S. grew $107 million or 10%. The fifty-third week in 1994 reduced the profit growth by approximately 3 points. The low-fat and no-fat categories contributed about 40% of the total profit growth. The total profit increase reflected strong volume growth, which contributed $193 million ($244 million excluding the impact of the fifty-third week) and higher pricing that exceeded increased promotional price allowances and merchandising support. This growth was partially offset by increased operating costs, which were driven by higher selling, distribution and administrative expenses and increased investment in brand marketing to support and maintain strong volume momentum. The higher administrative expenses reflected investment spending to maintain volume growth and a competitive advantage, including new manufacturing and delivery systems, feasibility studies related to a joint venture arrangement with Sara Lee Bakery and a reorganization of field operations to improve customer service. The profit growth was also hampered by higher manufacturing costs, reflecting increased capacity costs and an unfavorable sales mix shift to lower-margin value-oriented packages. Increased carton and packaging prices were partially offset by favorable potato and oil prices. Although difficult to forecast, 1996 potato and oil prices are expected to remain about even with 1995, while prices of corn and potato flakes, used in Baked Lay's, are expected to increase. However, due to extreme weather conditions in recent years, potato prices have been less predictable. Carton and packaging prices in 1996 are expected to remain even with 1995. The profit margin remained about the same at 20.6%.
     As discussed on pages 12 and 13, 1995 results in Mexico have been adversely impacted by economic difficulties resulting from the significant devaluation of the Mexican peso. This effect was particularly dramatic on international snack food results as Mexico represented approximately 64% of international snack food 1994 operating profit. Net sales in Mexico declined 39% in 1995, while operating profit declined $120 million or 53% to $106 million. As a result, Mexico represented only 35% of 1995 international snack food profit. Since the change in results of Mexico had such a distortive effect on international snack food results, net sales and operating profit discussions that follow exclude the effects of Mexico where noted. However, Sabritas and Gamesa, our operations in Mexico, are discussed separately below.
     International  sales decreased $203 million or 6%. Sweet snacks  (primarily candy and cookies) accounted for approximately 25% of international snack food sales in 1995, compared to 30% in 1994. Excluding Mexico, international sales grew more than 25%; the fifty-third week in 1994 reduced the sales growth by approximately 2 points. This growth reflected increased volumes of $288 million, led by Brazil and the U.K. The sales growth also benefited from a favorable mix shift to higher-priced packages and products and acquisitions, which contributed $43 million.
     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures operating for at least one year. Salty snack kilos rose 9%, reflecting strong double-digit volume growth in Brazil, due to a more stable economy; the U.K., the Netherlands and Spain achieved double-digit growth fueled, in part, by in-bag promotions. These advances were partially offset by double-digit declines at Sabritas. Sweet snack kilos grew 12%, reflecting double-digit advances at Gamesa and in France, and single-digit advances at the Alegro sweet snack division (formerly Sonrics) of Sabritas.
     International operating profit decreased $52 million or 15%. The fifty-third week in 1994 reduced the operating profit growth by approximately 1 point. Excluding Mexico, international operating profit increased $68 million or 54%; the fifty-third week in 1994 reduced the profit growth by approximately 1 point. This growth reflected the favorable mix shift to higher-priced packages and products and increased volumes of $48 million, partially offset by higher operating costs and increased administrative expenses. The increased operating costs reflected increased manufacturing costs due to higher commodity and packaging prices. The increased administrative costs reflected broad-based investment spending on regional business development initiatives and increased headquarters expenses. Including Mexico, the profit margin decreased 1 point to 9.8%.
      The following discussions of profitability by key business exclude any allocation for division or corporate overhead.
      Operating profit declined over 50% at Sabritas, reflecting an increase in operating costs, an unfavorable currency translation impact and lower volumes, partially offset by higher pricing. The increased operating costs reflected significantly higher manufacturing costs due to higher ingredient prices and wage rates, as well as increased selling and distribution expenses. Lower-margin sweet snack kilo volume from the Alegro division increased 7% despite lapping of a successful 1994 promotion. Although Sabritas maintained its high market share, higher-margin salty snack kilos declined almost 20% due, in part, to reduced demand, higher pricing and lapping strong volume gains in 1994 as a result of a successful in-bag promotion.
      Gamesa's profit more than doubled, on a small base, despite the effects of the economic difficulties resulting from the devaluation of the Mexican peso, as higher pricing and increased volumes more than offset higher operating costs, the unfavorable currency translation impact and higher administrative costs. The increased operating costs primarily reflected higher manufacturing costs due to higher ingredient prices and wage rates, increased selling and distribution expenses, and higher advertising expenses. Sweet snack kilos grew 15%, driven by route expansion and successful promotions.
     Walkers' profit grew 37%, driven by increased volume reflecting gains in the Walkers crisps brand as a result of successful in-bag promotions, and Doritos brand tortilla chips. Higher manufacturing costs, reflecting higher potato and packaging prices, were more than offset by favorable selling and distribution, administrative and advertising and marketing expenses. Increased sales of Doritos, introduced late in the second quarter of

1994, represented approximately 25% of the strong kilo growth in the U.K. Doritos generated a slight profit compared to a loss last year.
      Brazil's profit more than doubled, on a small base, as increased volumes of core brands, reduced selling and distribution expenses and a favorable mix shift to higher-priced packages were partially offset by higher manufacturing costs, primarily potato prices. Brazil is operating at maximum capacity and therefore, investments are currently being made to expand production capacity to meet the strong consumer demand, due in part to the substantial improvement in the country's economy. These investments are expected to be completed early in the second quarter of 1996.

                                  1994 vs. 1993

Worldwide net sales rose $1.2 billion or 18%. The fifty-third week contributed approximately 2 points to the worldwide net sales growth. Worldwide operating profits increased $187 million or 16%. The worldwide operating profit growth benefited from the fifty-third week by approximately 2 points.
      Sales in the U.S. grew $646 million or 15%. The fifty-third week contributed about 2 points to the sales growth. The increase in sales reflected volume growth of $660 million. Volume gains reflected growth in most major brands and line extensions of existing products. Sales growth was further aided by increased promotional price allowances and marketing programs to retailers, which are reported as marketing expenses and therefore do not reduce reported sales. Higher gross pricing was offset by a sales mix shift to larger, value-oriented packages and products with lower gross prices.
      Total U.S. pound volume advanced 13%. This performance was led by strong double-digit growth in Lay's brand potato chips, reflecting the successful promotion of Wavy Lay's brand potato chips and growth of Lay's KC Masterpiece Barbecue Flavor brand potato chips, Rold Gold and Rold Gold Fat Free Thins brand pretzels and Tostitos brand tortilla chips, driven by Restaurant Style Tostitos brand and the expanded distribution of Baked Tostitos brand. Doritos brand tortilla chips had solid single-digit volume growth while Fritos brand corn chips and Chee.tos brand cheese flavored snacks reflected low double-digit growth. Ruffles brand potato chips showed modest growth.
      Profit in the U.S. grew $124 million or 14%. The fifty-third week contributed about 3 points to the profit growth. This performance reflected strong volume growth, which contributed $340 million ($289 million excluding the impact of the fifty-third week). This growth was partially offset by the impact of increased operating and manufacturing costs and an unfavorable sales mix shift to lower-margin packages and products. Increased operating costs were driven by higher selling, distribution and new system costs in addition to increased investment in marketing costs to maintain strong momentum in 1995. Increased capacity costs were partially offset by manufacturing efficiencies. Higher vegetable oil prices were substantially offset by lower packaging and potato prices. Increased promotional price allowances and merchandising support largely offset higher pricing on certain brands. The profit margin remained relatively unchanged at 20.5%.
      Though difficult to forecast, there were no material changes expected in potato costs for 1995. However, potato prices have been less predictable in recent years due to weather conditions. Vegetable oil prices were expected to decline slightly from the high 1994 levels, while the cost of packaging was expected to increase.

      International sales rose $591 million or 22%. The fifty-third week contributed approximately 1 point to the sales growth. Sweet snacks (primarily candy and cookies) accounted for approximately 30% of international snack food sales in both 1994 and 1993. Acquisitions contributed $67 million or 2 points to sales growth. The balance of the sales growth was driven by higher volume, which contributed $590 million, led by successful promotions by the Sabritas salty snack and sweet snack business in Mexico. A favorable brand mix shift to higher-priced products, primarily in Latin America and the U.K., and higher pricing were largely offset by the unfavorable currency translation impact of a stronger U.S. dollar, principally against the Mexican peso.
      International systemwide salty snack kilos rose 16%, led by strong double-digit growth at Sabritas, in Spain and Brazil and solid gains in the U.K. Systemwide sweet snack kilos also grew 16%, reflecting double-digit advances at Gamesa and Sabritas and gains in Egypt and Poland.
     International profit increased $63 million or 22%. The fifty-third week contributed about 1 point to the profit growth. Higher volume contributed $95 million ($87 million excluding the impact of the fifty-third week) to international profit growth, led by Sabritas. The combined impact of the favorable product and package mix shifts, primarily in the U.K. and Latin America, and modestly higher pricing were more than offset by higher direct and administrative costs and an unfavorable currency translation impact from the Mexican peso. Higher direct costs resulted primarily from investment initiatives to build brand equity and enhance distribution channels in Mexico. Profit growth was also dampened by the lapping oflast year's noncash credit of $6 million resulting from the decision to retain a small snack chip business in Japan previously held for sale. The profit margin remained relatively unchanged at 10.8%.
      The international restructuring charge in 1992 related primarily to actions to consolidate and streamline the Walkers business in the U.K. that were substantially completed during 1994. These actions were estimated to result in annual savings of about $32 million, which continue to be reinvested in the business to strengthen our competitive position.
      Following is a discussion of the results of our key international businesses.
      Strong double-digit profit growth at Sabritas was driven by higher salty and sweet snack volumes. This benefit, combined with a favorable product mix shift to higher-margin snacks and lower manufacturing overhead and administrative costs, more than offset increased potato costs, higher promotional spending and an unfavorable currency translation impact.
      Walkers' profit advanced at a strong double-digit rate, driven by a favorable product mix shift reflecting increased sales of higher-margin branded products and the elimination of most lower-margin private label products, increased volumes, lower raw material and packaging costs and lower manufacturing expenses resulting from the 1992 restructuring actions. These benefits offset start-up costs related to the launch of Doritos brand tortilla chips which exceeded incremental profit generated.
      Gamesa posted strong profit growth on a relatively small base, reflecting a favorable package mix shift to higher-margin single-serve products and lower manufacturing overhead and administrative costs resulting from cost reduction initiatives. These benefits were partially offset by higher product costs, selling and distribution costs associated with the expansion of a direct delivery system and an unfavorable currency translation impact.

      The significant devaluation of the Mexican peso in late 1994 and early 1995 did not materially impact 1994 international snack food operating profit. However, because Sabritas and Gamesa combined represented approximately 64% of international snack food operating profit in 1994, the devaluation and its related effects were expected to have an unfavorable impact on 1995 operating profit. Sabritas and Gamesa had begun to increase pricing and reduce costs, including evaluating alternative sourcing of raw materials. Nonetheless, significant uncertainties remained in Mexico and, as a result, it was not possible to quantify the impact. International snack foods had also begun to take actions in several of its other countries in 1995 to help mitigate the impact.

Restaurants

($ in millions)                                       % Growth Rates
                                                      --------------
                              1995     1994    1993    1995     1994
                              ----     ----    ----    ----     ----

Net Sales
  U.S.                     $ 9,202  $ 8,694  $8,026       6       8
  International              2,126    1,827   1,330      16      37
                           -------  -------  ------
                           $11,328  $10,521  $9,356       8      12
                           =======  =======  ======
Operating Profit
 Reported
  U.S.                       $ 451  $  659   $  685     (32)     (4)
  International                (21)     71       93      NM     (24)
                             -----  ------   ------
                             $ 430  $  730   $  778     (41)     (6)
                             =====  ======   ======

 Ongoing*
  U.S.                     $   753  $   659  $  685      14      (4)
  International                114       71      93      61     (24)
                           -------  -------   -----

                           $   867  $   730  $  778      19      (6)
                           =======  =======  ======

* 1995 excluded the initial, noncash charge upon adoption of SFAS 121. See Notes 2 and 19.
NM = Not Meaningful.
-------------------------------------------------------------------------------
[Note: Unless otherwise noted, operating profit comparisons within the 1995 vs. 1994 discussion are based on ongoing operating profit. Net sales and operating profit comparisons within the following discussions include the impact of the fifty-third week in 1994 (see Note 19), while same store sales growth has been adjusted to exclude its impact. For purposes of this discussion, net sales by PFS, PepsiCo's restaurant distribution operation, to the franchisee and licensee operations of each restaurant chain and the related estimated operating profit have been allocated to each restaurant chain.]

                                  1995 vs. 1994

Worldwide net sales increased $807 million or 8%. Sales in the U.S. increased $508 million or 6%, while international sales increased $299 million or 16%. The fifty-third week in 1994 reduced the worldwide, U.S. and international net sales growth by approximately 2 points each.
     Reported worldwide operating profit declined $300 million or 41%. Ongoing worldwide operating profit increased $137 million or 19%; U.S. increased $94 million or 14% and international increased $43 million or 61%. The fifty-third week in 1994 reduced the ongoing worldwide operating profit growth by approximately 4 points. U.S. and international profit growth were reduced by 4 and 7 points, respectively.
     As discussed in Notes 2 and 19, PepsiCo recorded the initial, noncash charge upon adoption of SFAS 121 in 1995, which had a significant effect on restaurant results. Historically, PepsiCo had evaluated and measured impairment on a total division basis. As a result of adopting SFAS 121, PepsiCo now evaluates each individual restaurant for impairment. This change resulted in a charge of $437 million to reduce the carrying amount of 1,247 or 10% of PepsiCo's company-operated restaurants. The charge represented approximately 7% of the total carrying amount of restaurant long-lived assets. The reduced carrying amount of restaurant assets is expected to reduce 1996 depreciation and amortization expense by approximately $45 million. Also, because PepsiCo now evaluates each restaurant for impairment, future charges, though not of the magnitude of the initial charge recorded in 1995, are reasonably possible although not currently estimable. These charges will generally arise as estimates used in the evaluation and measurement of impairment upon adoption of SFAS 121 are refined based upon new information or as a result of future events or changes in circumstances that cause other restaurants to be impaired. Also, any future expenditures for impaired stores that would normally be capitalized will have to be immediately evaluated for recoverability. The initial impact of adopting SFAS 121, as well as its ongoing application, will also generally result in lower closure costs or increased gains for impaired restaurants that are closed or sold, respectively.
     As disclosed in our 1994 Annual Report and updated in our 1995 reports on Form 10-Q, we have evaluated and begun to execute actions in 1995 in an effort to improve total restaurant operating results and returns on our restaurant investments. Our overall strategy is to leverage the collective strength of our three restaurant concepts by strengthening our brand leadership, leveraging our business systems and restaurant development activities, and achieving operational excellence.
     Brand leadership contemplates, in part, the need to be innovative by providing new products and programs to respond to consumer needs while maintaining a value orientation. This year, for example, we have introduced several new products such as Pizza Hut's Stuffed Crust Pizza and Buffalo Wings, KFC's Tumble Marinated Original Recipe product Colonel's, Crispy Strips and Chunky Chicken Pot Pies and Taco Bell's Double Decker Taco, Texas Taco and new line of Sizzlin' Bacon products. In addition, we have also offered new programs to respond to consumer needs such as "You'd Be Crazy to Cook" promotion, delivery service and the Mega Meal value offering at KFC and Extreme Value Meals, Kids' meals and the low-fat Border Lights menu at Taco Bell. We believe our ability to develop and bring to market new products that attract and maintain our customer base is an important factor for continued profit growth in the restaurant segment.

With respect to leveraging our business systems, consolidation of international headquarters administration of our three concepts was completed this year and consolidation of international regional and country administration is well under way. The consolidation of administrative operations in the U.S., such as payroll and accounts payable, has begun and is expected to be completed over the next few years. Also, consolidation of restaurant procurement on a worldwide basis is substantially completed with significant annual savings anticipated beginning in 1996. As we move forward, our concepts will share restaurant facilities where appropriate. For example, early indications are that our combined Taco Bell - KFC units in the U.S. are performing well, as the Taco Bell lunch business complements the strong KFC dinner business. In fact, the current plan calls for us to approximately triple the current number of combined U.S. units to over 300 units during 1996.
     In addition, we plan to continue to selectively use franchisees and licensees in certain markets where their expertise can be leveraged to improve the overall operational excellence of our concepts systemwide. In 1995, we began to refranchise (sell company-operated restaurants to franchisees) and license company-operated restaurants and more aggressively close stores that do not meet our performance expectations. These unit-related actions aided worldwide restaurant operating profit growth by $61 million, reflecting a net gain of $51 million in 1995 ($88 million of refranchising gains offset by $37 million of costs of closing other restaurants) as compared to $10 million of store closure costs in 1994. Included in the $37 million are costs associated with 185 stores scheduled to be closed in 1996. Operating profit in 1996 is not expected to be significantly affected by the estimated net impact of the absence of profits attributed to those units sold in 1995 and those units currently anticipated to be sold in 1996 compared to the additional franchise royalty revenues related to those units and the losses avoided for restaurants closed in 1995 and scheduled to be closed in 1996. Though difficult to forecast, management anticipates a favorable impact from these kinds of unit-related actions over the next few years as we continue the implementation of our strategies to improve restaurant returns.
     We expect that total system units will, on average, continue to expand at 1995's annual rate of approximately 6%, though only about 1% of the net growth will be company-operated. As a result, although our overall ownership percentage of total system units declined by about 2 1/2 points in 1995, we continue to anticipate that our percentage ownership will decline on average by 1 to 2 points annually over the next 3 to 5 years, driven by declines in the U.S.

                          1995 RESTAURANT UNIT ACTIVITY
                 Company-    Joint
                 Operated  Venture  Franchised    Licensed      Total
                 --------  -------  ----------    --------      -----
Worldwide
Restaurants
Beginning of       12,742      933      11,364       1,830     26,869
Year
 New Builds &
  Acquisitions        678       96         553       1,016      2,343

 Refranchising
   & Licensing       (308)      (6)        269          45          -
 Closures            (293)     (19)       (161)       (143)      (616)
                   ------     ----      ------       -----     ------

End of Year        12,819*   1,004      12,025       2,748     28,596
                   ======    =====      ======       =====     ======

U.S.
Restaurants**
Beginning of
Year               10,520       70       7,238       1,693     19,521
  New Builds &
    Acquisitions      416       11         217         951      1,595
  Refranchising
& Licensing          (302)       -         257          45          -

 Closures            (269)      (3)       (113)       (138)      (523)
                   ------    -----       -----       -----     ------
End of Year        10,365*      78       7,599       2,551     20,593
                   ======    =====       =====       =====     ======

*   As of year-end 1995, closure costs have been recorded for 185 of these units (141 in the U.S.), which are expected to close in 1996.
**  The U.S. joint venture units represent California Pizza Kitchen.
-------------------------------------------------------------------------------
[Note: A summary of the 1995 restaurant unit activity for each U.S. concept and for international restaurant operations is included in each of the following discussions.]

     Restaurants generated cash flows of nearly $600 million in 1995 compared to marginally positive cash flows in 1994. This primarily reflected reduced capital spending and acquisitions of $322 million and $78 million, respectively, and proceeds of $165 million from our refranchising efforts. We currently estimate that our level of capital spending in 1996 will approximate the $750 million invested in 1995; however, we expect more of the spending to be used for refurbishing our existing restaurants and less on new store development.
     With respect to operational excellence, we have made investments in a number of initiatives during the past year targeted at consistently providing our customers with high quality products, courteous and timely service and clean and attractive restaurants. We believe this is an important factor in maintaining our current customer base as well as attracting new customers. We have implemented customer satisfaction measures to evaluate the success of these initiatives.

                                  1994 vs. 1993

Worldwide net sales increased $1.2 billion or 12%. The fifty-third week contributed approximately 1 point to the sales growth, with U.S. and international operations benefiting by about 1 point and 2 points, respectively. Sales in the U.S. increased $668 million or 8% and international sales rose $497 million or 37%.
     Worldwide operating profit declined $48 million or 6%. The fifty-third week mitigated the profit decline by approximately 3 points, with U.S. and international operations benefiting at the same rate. Profit in the U.S. declined $26 million or 4% and international profit fell $22 million or 24%, which included a $7 million charge to consolidate the U.S. headquarters for the three international restaurant concepts into one.
     The significant devaluation of the Mexican peso in late 1994 and early 1995 did not materially impact 1994 international restaurant operating profit. Results from Mexico constituted an immaterial portion of international restaurant profit. However, the devaluation and its related effects were expected to have an unfavorable impact on 1995 results. The operations in Mexico had begun increasing pricing and reducing costs, including evaluating alternative sourcing of raw materials. In addition, further expansion of company-operated units was temporarily halted pending stabilization of the economy. Nonetheless, significant uncertainties remained in Mexico and, as a result, it was not possible to quantify the impact.
     Late in 1994, Roger Enrico was named Chairman, PepsiCo Worldwide Restaurants. He began to evaluate several options to improve their operating results and returns on our total restaurant investments. Examples of options considered to improve investment returns included a reduced company share of future new restaurant development and sale of some existing company restaurants to franchisees. The cash generated from these options would most likely be reinvested in our nonrestaurant businesses or used to repurchase PepsiCo capital stock. We expected to begin making decisions on these and other options during 1995 as we continued to refine our restaurant operating strategies.

PIZZA HUT - U.S.

The tables of operating results and unit activity presented below include Pizza Hut as well as D'Angelo Sandwich Shops (D'Angelo) and East Side Mario's concepts, which are managed by Pizza Hut. As D'Angelo is generally fully integrated within Pizza Hut units, the elements in the year-over-year discussion of net sales and operating profit that follows relate to Pizza Hut as well as D'Angelo and excludes East Side Mario's, unless otherwise indicated.

($ in millions)                                  % Growth Rates
                                                 --------------
                        1995      1994    1993    1995    1994
                        ----      ----    ----    ----    ----

Net Sales             $3,977    $3,712  $3,595       7       3

Operating Profit
 Reported             $  308    $  285  $  338       8     (16)

 Ongoing*             $  376    $  285  $  338      32     (16)

* 1995 excluded the initial, noncash charge upon adoption of SFAS 121. See Notes 2 and 19.
-------------------------------------------------------------------------------
                          1995 RESTAURANT UNIT ACTIVITY

                    Company-
                    Operated     Franchised   Licensed      Total
                    --------     ----------   --------      -----
Beginning of           5,249          2,708        661      8,618
Year
 New Builds &
  Acquisitions           213             89        257        559
 Refranchising
& Licensing              (88)            88          -          -

 Closures               (173)           (66)       (55)       (294)
                       -----          -----        ---       -----
End of Year            5,201*         2,819        863       8,883
                       =====          =====        ===       =====

* As of year-end 1995, closure costs have been recorded for 104 of these units, which are expected to be closed in 1996.
-------------------------------------------------------------------------------

                                  1995 vs. 1994

Net sales increased $265 million or 7%. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The sales growth reflected $148 million from additional units (units constructed and acquired, principally from franchisees, net of units closed or sold, principally to franchisees) and growth in same store sales for company-operated units of 4%. The improved same store sales performance was driven by Stuffed Crust Pizza, introduced nationally early in the second quarter, and reflected strong growth in carryout and delivery, and modest growth in dine-in. Same store sales increases were also fueled by a higher average guest check resulting from less promotional pricing than in 1994 and the early 1995 national introduction of Buffalo Wings.
     Reported operating profit grew $23 million or 8%. Ongoing operating profit increased $91 million or 32%, in part, reflecting a weak profit performance in 1994 combined with the exceptional performance of Stuffed Crust Pizza. The fifty-third week in 1994 reduced the profit growth by approximately 3 points. The profit growth reflected additional units that contributed $31 million, a net gain of $24 million in 1995 ($42 million of refranchising gains offset by $18 million of costs of closing other restaurants) as compared to $4 million of store closure costs in 1994, lower store operating costs and increased franchise royalty revenues. The lower store operating costs primarily reflected increased labor productivity, favorable food prices, led by lower cheese and meat prices, and reduced advertising expenses, partially offset by increased spending for our customer satisfaction program. The profit growth was depressed by a net $17 million charge in 1995 composed of a $20 million charge recorded in the second quarter for the relocation of certain functions of Pizza Hut's U.S. headquarters from Wichita to Dallas, partially offset by net favorable adjustments of $3 million primarily as a result of better than expected costs. The ongoing profit margin increased almost 2 points to 9.5%.

                                  1994 vs. 1993

Net sales increased $117 million or 3%. The fifty-third week contributed approximately 1 point to the sales growth. The increased sales were driven by additional units that contributed $271 million, including $80 million from the acquisition of D'Angelo late in 1993. This benefit was partially offset by lower volumes of $105 million, primarily due to lapping the successful national roll-out of Bigfoot Pizza in 1993, and lower net pricing.
     Same store sales for company-operated units declined 6%, though volume decreased at a slightly slower rate. The decline was primarily in the delivery and carryout channels, reflecting the lapping of the national roll-out of Bigfoot Pizza in 1993.
     Operating profit decreased $53 million or 16%. The fifty-third week mitigated the profit decline by approximately 2 points. The profit decline reflected lower volumes of $49 million ($60 million excluding the impact of the fifty-third week), lower net pricing and increased overhead costs, due in part to increased store closure costs, partially offset by additional units that contributed $17 million. Store operating costs were essentially unchanged primarily reflecting lower advertising and favorable food costs, as slightly higher cheese prices were more than offset by favorable meat prices, offset by increased depreciation attributable to new equipment related to Bigfoot Pizza. Though difficult to forecast, the prices of these key ingredients were expected to decrease in 1995. The profit decline was also mitigated by a favorable impact of $14 million from extending depreciable lives on certain U.S. delivery assets and the absence of last year's start-up costs associated with Bigfoot Pizza. The profit margin declined almost 2 points to 7.7%.

TACO BELL - U.S.

The tables of operating results and unit activity presented below include Taco Bell as well as the Hot `n Now (HNN) and Chevys concepts, which are managed by Taco Bell. The elements in the year-over-year discussion of net sales and operating profit that follows do not include HNN and Chevys, unless otherwise indicated.

 ($ in millions)                                  % Growth Rates
                                                  --------------
                       1995      1994     1993     1995     1994
                       ----      ----     ----     ----     ----

Net Sales            $3,503    $3,340   $2,855        5       17

Operating Profit
 Reported            $  105    $  273   $  256      (62)       7

 Ongoing*            $  274    $  273   $  256        -        7

* 1995 excluded the initial, noncash charge upon adoption of SFAS 121. See Notes 2 and 19.
-------------------------------------------------------------------------------
                          1995 RESTAURANT UNIT ACTIVITY


                         Company-
                         Operated    Franchised  Licensed       Total
                         --------    ----------  --------       -----

Beginning of Year           3,232        1,523        929       5,684
 New Builds &
  Acquisitions                190           98        668         956
 Refranchising &
  Licensing                  (214)         169         45           -
 Closures                     (75)         (11)       (64)       (150)
                            -----        -----       ----       -----
End of Year                 3,133        1,779      1,578       6,490
                            =====        =====      =====       =====
-------------------------------------------------------------------------------

                                  1995 vs. 1994

Net sales increased $163 million or 5%. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The sales growth was led by additional units which contributed $228 million. A decline in restaurant volume of $143 million, reflecting a 4% decline in same store sales for company-operated units, was partially offset by increased PFS sales to franchisees of $50 million. A decline in sales at HNN, primarily reflecting the absence of sales associated with company-operated units licensed in 1995 (see below for additional discussion), was substantially offset by increased sales at Chevys, primarily reflecting additional units.

     Reported operating profit declined $168 million or 62%. Ongoing operating profit increased $1 million. Absent the fifty-third week in 1994, ongoing operating profit for 1995 would have increased 4 points. The slight increase in profit reflected a net gain of $40 million in 1995 ($42 million of refranchising gains offset by $2 million of costs of closing other restaurants). This net gain was offset by $12 million in 1995 for the write-off of costs associated with sites that will not be developed (undeveloped sites), compared to $6 million of undeveloped sites costs in 1994. Profit growth was also aided by additional units which contributed $23 million and lower store operating costs. The decrease in store operating costs primarily reflected favorable food costs, as lower meat and bean prices were partially offset by higher lettuce prices experienced in the second quarter. Although difficult to forecast, food prices for the full year 1996 are expected to be favorable as compared to 1995, led by lower meat prices. Profit growth also reflected increased franchise royalty revenues, in part reflecting initial franchise fees related to refranchised restaurants, and increased license fees. These benefits were substantially offset by net volume declines of $44 million ($34 million excluding the impact of the fifty-third week) and a net unfavorable product mix shift to lower-margin products. The net volume declines resulted from the reduced same store sales partially offset by the lower-margin PFS increases. Operating profit was also adversely impacted by roll-out costs incurred during the first half of the year for the low-fat Border Lights products. Increased field training costs were offset by reduced headquarters administrative expenses.
     HNN and Chevys incurred $103 million of the initial charge upon adoption of SFAS 121, with HNN responsible for almost all of the charge. Excluding the initial charge, operating losses at Chevys increased, primarily reflecting costs associated with a curtailment of company-operated restaurant development activities. Excluding the initial charge, HNN's losses declined, primarily reflecting the absence of costs associated with undeveloped sites in 1994. As disclosed in our 1994 Annual Report and updated in our 1995 reports on Form 10-Q, during 1995, Taco Bell initiated a plan to license or franchise all of its HNN units in an effort to eliminate HNN's operating losses over time. Through the end of the third quarter, almost 75% of HNN's 200 units had been licensed or franchised. Late in the fourth quarter, certain of the HNN licensees returned 42 of their units to Taco Bell as a result of poor operating results. Almost all of these units were closed, de-identified as HNN units and are held for sale. Subsequent to year-end, our largest licensee closed and returned its 23 remaining units to Taco Bell. In addition, there are some indications that the current operating performance of the majority of the remaining licensed units is also below expectations. It is reasonably possible that some or all of these underperforming units may be returned during 1996 by the licensees. Any costs associated with units returned in 1996 are expected to be immaterial to Taco Bell's results. Taco Bell will continue its efforts to license or sell the remaining company-operated HNN units and undeveloped sites.
     The Taco Bell ongoing profit margin declined nearly one-half point to 7.8%.

                                  1994 vs. 1993

Net sales increased $485 million or 17%. The fifty-third week benefited the sales growth by approximately 2 points. The sales growth was led by additional units which contributed $267 million and volume gains that provided $121 million, half of which was the result of PFS food and paper sales to additional franchisees. The sales growth also reflected $84 million due to the acquisition of Chevys in the third quarter of 1993 and new Chevys units. Same store sales for company-operated units grew 2%, though volume grew at a slower rate.
      Operating profit rose $17 million or 7%. The fifty-third week enhanced the profit growth by approximately 4 points. The profit growth reflected lower food costs, additional units which contributed $25 million, volume gains of $25 million ($15 million excluding the impact of the fifty-third week), higher soft drink prices and increased franchise royalty revenues. These benefits were partially offset by higher store operating costs, driven by increased labor costs, an unfavorable mix shift to lower-margin products and higher headquarters administrative expenses. Profit growth was restrained by increased losses posted by HNN. Taco Bell planned to transition HNN during 1995 from primarily a company-operated to a licensee/franchisee-operated business. This was expected to significantly reduce HNN's operating losses in 1995. The profit margin fell almost 1 point to 8.2%.

KFC - U.S.

                                                 % Growth Rates
($ in millions)                                  --------------
                        1995      1994    1993    1995    1994
                        ----      ----    ----    ----    ----

Net Sales             $1,722    $1,642   $1,576      5       4

Operating Profit
 Reported             $   38    $  101   $   91    (62)     11

 Ongoing*             $  103    $  101   $   91      2      11

* 1995 excluded the initial, noncash charge upon adoption of SFAS 121. See Notes 2 and 19.
-------------------------------------------------------------------------------
                              1995 RESTAURANT UNIT ACTIVITY

                        Company-
                        Operated Franchised   Licensed        Total
                        -------- ----------   --------        -----
Beginning of Year          2,039      3,007        103        5,149
 New Builds &
  Acquisitions                13         30         26           69
 Refranchising &
  Licensing                    -          -          -            -
 Closures                    (21)       (36)       (19)         (76)
                           -----      -----      -----        -----
End of Year                2,031*     3,001        110        5,142
                           =====      =====      =====        =====

* As of year-end 1995, closure costs have been recorded for 31 of these units, which are expected to be closed in 1996.
-------------------------------------------------------------------------------

                                  1995 vs. 1994

Net sales rose $80 million or 5%. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The increased sales were driven by volume gains of $61 million and higher effective net pricing. The volume gains benefited from new product offerings during the year such as Colonel's Crispy Strips, Chunky Chicken Pot Pies and a Tumble Marinated Original Recipe product as well as the national introduction of the value-oriented Mega Meal late in 1994, which was complemented by the 1995 high-end "You'd Be Crazy To Cook" offerings. Same store sales for company-operated units advanced 7%, primarily reflecting strong volume growth.
     Reported operating profit decreased $63 million or 62%. Ongoing operating profit increased $2 million or 2%. The fifty-third week in 1994 reduced the ongoing profit growth by approximately 4 points. The profit growth reflected volume gains of $18 million ($24 million excluding the impact of the fifty-third week) and the higher effective net pricing. Almost fully offsetting these gains were increased store operating costs, increased overhead costs, primarily for new product development, reduced favorable actuarial adjustments for casualty claims liabilities and losses attributed to expanding delivery service. The higher store operating costs reflected increased labor costs, primarily as a result of efforts to improve restaurant quality and service. The profit growth was also mitigated by $7 million of store closure costs in 1995 compared to $5 million in 1994. The ongoing profit margin decreased slightly to 6.0%.

                                  1994 vs. 1993

Net sales rose $66 million or 4%. The fifty-third week contributed approximately 2 points to the sales growth. The increased sales reflected an increase in volume of $49 million, as gains from the Colonel's Rotisserie Gold roasted chicken product and accompanying side items (collectively, "CRG"), and the value-oriented Mega Meal were partially offset by lower volumes of existing products, and higher net pricing. Same store sales for company-operated units advanced 2%, though volumes grew at a slightly slower rate.
     Operating profit increased $10 million or 11%. The fifty-third week contributed approximately 4 points to the profit growth. The increased profit benefited from the absence of last year's start-up costs associated with CRG. Higher net pricing and volume gains of $16 million ($10 million excluding the impact of the fifty-third week) were offset by a mix shift to the lower-margin CRG and Mega Meal offerings. Reduced store operating costs, including lower product costs, primarily due to reformulation of side items late in the second quarter, and the 1994 impact of favorable actuarial adjustments to prior years workers' compensation claim accruals, were partially offset by increased administrative costs. Profit growth was depressed by lapping last year's $3 million favorable adjustment to a 1991 reorganization accrual. The profit margin increased nearly one-half point to 6.2%.

INTERNATIONAL

($ in millions)                                 % Growth Rates
                                                --------------
                      1995      1994     1993     1995     1994
                      ----      ----     ----     ----     ----

Net Sales           $2,126    $1,827   $1,330       16       37

Operating
Profit
 Reported           $  (21)   $   71   $   93       NM      (24)

 Ongoing*           $  114    $   71   $   93       61      (24)

* 1995 excluded the initial, noncash charge upon adoption of SFAS 121. See Notes 2 and 19.
NM = Not Meaningful.
-------------------------------------------------------------------------------
                          1995 RESTAURANT UNIT ACTIVITY

                 Company-       Joint
                 Operated     Venture    Franchised Licensed    Total
                 --------     -------    ---------- --------    -----

Beginning of        2,222         863         4,126      137    7,348
Year
 New Builds &
  Acquisitions        262          85           336       65      748
 Refranchising &
  Licensing            (6)         (6)           12        -        -
 Closures             (24)        (16)          (48)      (5)     (93)
                     ----         ---           ---      ---     ---
End of Year         2,454*        926         4,426      197    8,003
                    =====         ===         =====      ===    =====

* As of year-end 1995, closure costs have been recorded for 44 of these units, which are expected to be closed in 1996.
-------------------------------------------------------------------------------

                                  1995 vs. 1994

The KFC, Pizza Hut and Taco Bell concepts represented approximately 55%, 40% and 5%, respectively, of total international restaurant sales in 1995 and 1994.
     Net sales increased $299 million or 16%, with Pizza Hut representing approximately 65% of the increased sales. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The sales increase primarily reflected additional units of $244 million.
     Reported operating profit declined $92 million to a loss of $21 million. Excluding the initial charge upon adoption of SFAS 121, with Spain, Canada and Mexico accounting for almost three quarters of the charge, operating profit increased $43 million or 61%. Excluding shared overhead costs, Pizza Hut and KFC contributed about equally to the increased operating profit. The fifty-third week in 1994 reduced the ongoing operating profit growth rate by approximately 7 points. The increased profit reflected higher effective net pricing, additional units that contributed $22 million, increased franchise royalty revenues and net favorable currency translation impacts. These gains were partially offset by higher store operating costs, led by increased food prices, increased administrative and support costs, and a $17 million reduction in volumes ($14 million excluding the impact of the fifty-third week). The increased administrative and support costs reflected spending to support country development strategies, partially offset by lapping a $7 million charge late in 1994 to consolidate the international headquarters operations in the U.S. of the three concepts and the related savings in 1995 from this consolidation as well as savings from a consolidation of regional and country headquarter operations. The ongoing profit margin increased 1 1/2 points to 5.4%.
     Following is a discussion of ongoing operating profit by key international market. Increased profit in Australia, our largest international sales market, was primarily driven by the full implementation of its value strategy, the adoption of store cost control measures and a gain resulting from the sale of several store properties leased to a franchisee as well as the refranchising of a few stores. Profit gains in Korea primarily reflected additional units, while higher profit in New Zealand primarily reflected volume growth and acquired units. Profit also rose in Canada and the U.K., reflecting higher guest check averages and acquired units, respectively. Partially offsetting these profit gains were significantly increased losses in Spain, Mexico and Brazil. Spain reflected closure costs for a significant number of stores scheduled to be closed in 1996, poor performance by new units, volume declines and increased costs. As discussed on pages 12 and 13, results in Mexico have been adversely impacted by the economic difficulties resulting from the significant devaluation of the Mexican peso. Net sales in Mexico declined 44%, while operating losses increased $8 million to $17 million, reflecting lower volumes and higher costs, which were only partially offset by higher effective pricing and the favorable currency translation impact on increased local currency operating losses. Brazil's increased losses were primarily due to higher administrative and support costs.


                                  1994 vs. 1993

KFC, Pizza Hut and Taco Bell represented approximately 55%, 40% and 5%, respectively, of total international sales in 1994 and 1993.
     Net sales increased $497 million or 37%, with KFC and Pizza Hut each contributing about equally to the sales increase. The fifty-third week contributed approximately 2 points to the sales growth. The sales growth primarily reflected additional units of $398 million and volume growth of $121 million, partially offset by lower net pricing.
     Operating profit declined $22 million or 24%. The decline in operating profit was due to Pizza Hut. The fifty-third week mitigated the rate of profit decline by approximately 3 points. The decreased profit reflected lower net pricing, increased administrative and support costs, primarily to support an extraordinary rate of unit development, higher store operating costs and a $7 million charge to consolidate the headquarters operations in the U.S. for the three international restaurant concepts into one. These were partially offset by increased volumes of $52 million ($49 million excluding the impact of the fifty-third week), additional units that contributed $29 million and higher franchise royalty revenues.
     Following is a discussion of operating profit by key international market. Australia, our largest international sales market, had slightly lower profit. Korea's operating profit increased significantly, driven by additional units and volume gains. Profit declined sharply in Mexico and Canada,  due in part to  increased  administrative  costs.  Brazil incurred an operating loss as a result of losses on acquired units. Poland experienced additional start-up losses from new operations. Profit increases in New Zealand and the U.K. reflected volume gains and acquired units, respectively. The profit margin declined more than 3 points to 3.9%.

CONSOLIDATED FINANCIAL CONDITION

ASSETS increased $640 million or 3% to $25.4 billion. The increase reflected the normal growth of the businesses, partially offset by the impact of the initial charge of $520 million upon adoption of SFAS 121 (see Note 2) primarily affecting property, plant and equipment, intangible assets and, to a much lesser extent, investments in unconsolidated affiliates and other noncurrent assets. Increased accounts and notes receivable reflected slower collections and volume advances in worldwide beverages and snack foods. Short-term investments largely represent high-grade marketable securities portfolios held outside the U.S. Our portfolio in Puerto Rico, which totaled $816 million at year-end 1995 and $853 million at year-end 1994, arises from the operating cash flows of a centralized concentrate manufacturing facility that operates under a tax incentive grant. The grant provides that the portfolio funds may be remitted to the U.S. without any additional tax. PepsiCo remitted $792 million of the portfolio to the U.S.
in 1995 and $380 million in 1994. PepsiCo continually reassesses its alternatives to redeploy its maturing investments in this and other portfolios held outside the U.S., considering other investment opportunities and risks, tax consequences and overall financing strategies.
      LIABILITIES rose $183 million or 1% to $18.1 billion. The $643 million increase in other long-term liabilities was partially offset by a $304 million reduction in debt. The increase in other long-term liabilities primarily reflected normal growth and a reclassification of amounts to current liabilities.
      At year-end 1995 and 1994, $3.5 billion and $4.5 billion, respectively, of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings. PepsiCo's unused credit facilities with lending institutions, which exist largely to support the issuances of short-term borrowings, were $3.5 billion at year-end 1995 and 1994. Effective January 3, 1995, PepsiCo replaced its existing credit facilities with revolving credit facilities aggregating $4.5 billion, of which $1.0 billion was to expire in 1996 and $3.5 billion was to expire in 2000. Effective December 8, 1995, PepsiCo terminated the $1.0 billion due to expire in 1996 based upon a current assessment of the amount of credit facilities required compared to its related cost. The expiration of the remaining credit facilities of $3.5 billion was extended to 2001. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

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

                                       1995      1994     1993
                                      -----     -----     ----
Graph: MARKET NET DEBT RATIO             18%       26%      22%


                                       1995      1994     1993
                                      -----     -----     ----
Graph: HISTORICAL COST NET DEBT          46%       49%      50%
       RATIO

      PepsiCo believes that market leverage (defined as net debt as a percent of net debt plus the market value of equity, based on the year-end stock price) is an appropriate measure of PepsiCo's long-term financial leverage. Unlike historical cost measures, the market value of equity primarily reflects the estimated net present value of expected future cash flows that will both support debt and provide returns to shareholders. PepsiCo has established a long-term target range of 20%-25% for its market net debt ratio to optimize its cost of capital.
      The market net debt ratio declined 8 points to 18% at year-end 1995 due primarily to a 54% increase in PepsiCo's stock price. The 4 point increase to 26% at year-end 1994 was due to a 13% decline in PepsiCo's stock price as well as an 8% increase in net debt.
      As measured on an historical cost basis, the ratio of net debt to net capital employed (defined as net debt, other liabilities, deferred income taxes and shareholders' equity) declined 3 points to 46%, reflecting a 2% decline in net debt and a 4% increase in net capital employed. The 1 point decline to 49% at year-end 1994 was due to a 9% increase in net capital employed, partially offset by the increase in net debt.
      Because of PepsiCo's strong cash generating capability and its strong financial condition, PepsiCo has continued access to capital markets throughout the world.
      At year-end 1995, about 62% of PepsiCo's net debt portfolio, including the effects of interest rate and currency swaps (see Note 8), was exposed to variable interest rates, compared to about 60% in 1994. In addition to variable rate long-term debt, all net debt with maturities of less than one year is categorized as variable. PepsiCo prefers funding its operations with variable rate debt because it believes that, over the long-term, variable rate debt provides more cost effective financing than fixed rate debt. PepsiCo will issue fixed rate debt if advantageous market opportunities arise. A 1 point change in interest rates on variable rate net debt would impact annual interest expense, net of interest income, by approximately $36 million ($19 million after-tax or $0.02 per share) assuming the level and mix of the December 30, 1995 net debt portfolio were maintained.
      PepsiCo's negative operating working capital position, which principally reflects the cash sales nature of its restaurant operations, effectively provides additional capital for investment. Operating working capital, which excludes short-term investments and short-term borrowings, was a negative $94 million and $677 million at year-end 1995 and 1994, respectively. The $583 million decline in negative working capital primarily reflected the reclassification of amounts from long-term to current liabilities, base business growth in the more working capital intensive bottling and snack food operations exceeding the growth in restaurant operations and an increase in prepaid taxes.
      SHAREHOLDERS' EQUITY increased $457 million or 7% to $7.3 billion. This change reflected a 13% increase in retained earnings due to $1.6 billion in net income less dividends declared of $615 million. This growth was reduced by a $337 million unfavorable change in the currency translation adjustment account
 (CTA) and a $322 million increase in treasury stock, reflecting repurchases of 12 million shares offset by 10 million shares used for stock option exercises. The CTA change primarily reflected the effects of the Mexican peso devaluation.

 RETURN ON AVERAGE SHAREHOLDERS' EQUITY
      Based on income before cumulative effect of accounting changes, PepsiCo's return on average shareholders' equity was 23% and 27% in 1995 and 1994, respectively. Excluding the initial charge upon adoption of SFAS 121 in 1995 (see Note 2) and the 1994 BAESA gain (see Note 16), the return on average shareholders' equity was 27% in 1995 and 1994.

CONSOLIDATED CASH FLOWS

Cash flow activity in 1995 reflected strong cash flows from operations of $3.7 billion which were used to fund capital spending of $2.1 billion, dividend payments of $599 million, purchases of treasury stock totaling $541 million and acquisition and investment activity of $466 million.

Graph: Net Cash Provided by Operating Activities vs. Capital Spending, Dividends Paid, Acquisitions and Purchases of Treasury Stock
($ in millions)
                                 1995       1994      1993
                                -----      -----     -----

Net Cash Provided By           $3,742     $3,716    $3,134
                               ======     ======    ======
Operating Activities

Capital spending               $2,104     $2,253    $1,982
Dividends paid                    599        540       462
Acquisitions                      466        316     1,011
Treasury stock                    541        549       463
                               ------     ------    ------
                               $3,710     $3,658    $3,918
                               ======     ======    ======

      One of PepsiCo's most significant financial strengths is its internal cash generation capability. In fact, after capital spending and acquisitions, each of our three industry segments generated positive cash flows in 1995, led by restaurants, which generated nearly $600 million in cash flow compared to marginally positive cash flows in 1994. Net cash flows from PepsiCo's U.S. businesses were partially offset by international uses of cash, reflecting strategies to accelerate growth of international operations.

CASH FLOWS - SUMMARY OF OPERATING ACTIVITIES
($ in millions)

                                  1995        1994         1993
                                  ----        ----         ----

Income before cumulative
 effect   of   accounting       $1,606      $1,784       $1,588
 changes

Impairment  of long-lived          520           -            -
 assets
Other  noncash charges, net      2,027       1,901        1,872
                                 -----       -----        -----
  Income  before  noncash
  charges and credits            4,153       3,685        3,460
Net  change in  operating
  working capital                 (411)         31         (326)
                                  ----        ----        -----
    Net Cash Provided by
     Operating Activities       $3,742      $3,716       $3,134
                                ======      ======       ======
-------------------------------------------------------------------------

Net cash provided by operating activities in 1995 rose $26 million or 1% over 1994, and in 1994, grew $582 million or 19% over 1993. Income before noncash charges and credits rose 13% in 1995 and 7% in 1994. Increased noncash charges of $646 million in 1995 reflected the $520 million initial, noncash impact of adopting SFAS 121 and increased depreciation and amortization charges of $163 million, partially offset by increased deferred income tax benefits of $44 million, primarily resulting from the adoption of SFAS 121. The $29 million increase in 1994 reflected increased depreciation and amortization charges of $133 million and a decrease of $150 million in the deferred income tax provision, primarily due to the effect in 1994 of converting from premium-based casualty insurance to self-insurance for most of these risks, and adopting SFAS 112 for accounting for postemployment benefits. The working capital net cash outflows of $411 million in 1995 compared to cash inflows of $31 million in 1994 primarily reflected increased growth in accounts and notes receivable, a decrease in income taxes payable in 1995 compared to an increase in 1994 and reduced growth in other current liabilities in 1995 compared to 1994, partially offset by increased growth in accounts payable, led by U.S. beverages, and a reduction in the amounts prefunded in 1995 for employee benefits. The growth in accounts and notes receivable was driven by worldwide beverages, which reflected slower collections and volume growth. The 1994 over 1993 net increase of $357 million reflected normal increases in accrued liabilities across all of our businesses, lapping the effect of higher income tax payments and a lower provision in 1993, and improved trade receivable collections, partially offset by the impact on accounts payable of the timing of a large year-end payment to prefund employee benefits.

CASH FLOWS - SUMMARY OF INVESTING ACTIVITIES
($ in millions)
                                 1995         1994         1993
                                 ----         ----         ----

Acquisitions and
  investments
   in unconsolidated           $(466)     $  (316)     $(1,011)
   affiliates
Capital spending              (2,104)      (2,253)      (1,982)
Sales of restaurants             165            -            7
Net short-term                    64          421          259
 investments
Other investing                 (109)        (213)         (44)
  activities, net
   Net Cash Used for
   Investing Activities      $(2,450)     $(2,361)     $(2,771)
                             =======      =======      =======

-------------------------------------------------------------------------

Investing activities over the past three years reflected strategic investments in all three industry segments through capital spending, and acquisitions and investments in unconsolidated affiliates. PepsiCo's investments are expected to generate cash returns in excess of its long-term cost of capital, which is estimated to be approximately 10% at year-end 1995. See Note 17 for a discussion of acquisitions and investments in unconsolidated affiliates. About 85% of the total acquisition and investment activity in 1995 represented international transactions compared to 75% in 1994. PepsiCo continues to seek opportunities to strengthen its position in its industry segments, particularly in beverages and snack foods, through strategic acquisitions.

Graph: Capital Spending
 ($ in millions)

            Beverages   Snack Foods      Restaurants     Corporate       TOTAL

1995               27%           37%              35%            1%     $2,104
1994               30            23               47             0       2,253
1993               25            25               50             0       1,982

      The $149 million decline in capital spending in 1995 reflected substantially reduced spending in restaurants, consistent with our restaurant strategy discussed on page 33. Increased U.S. snack food spending, primarily for capacity expansion and new products, was partially offset by a decline in beverages. Increased capital spending of $271 million in 1994 reflected beverage investments in equipment for new packaging and new products in the U.S. and emerging international markets, primarily Eastern Europe. International capital spending represented 29%, 35% and 31% of total segment spending in 1995, 1994 and 1993, respectively. Beverages, snack foods and restaurants represent about 30%, 40% and 30%, respectively, of the $2.5 billion of planned spending in 1996. This reflects the continued shift from restaurants to snack foods. Snack food and beverage 1996 capital spending reflects production capacity expansion for both established and new products, and equipment replacements. Although restaurant spending in 1996 is expected to be about equal to 1995's level, we expect more of the spending in 1996 to be used for refurbishing our existing restaurants and less spent on new store development. Approximately 25% of the planned 1996 capital spending relates to international businesses.

      Consistent with management's strategy to improve restaurant returns (see Management's Analysis - Restaurants on page 33), proceeds from sales of restaurants in 1995 were $165 million. Although difficult to forecast, management anticipates continued cash flow from this kind of activity over the next few years.
     As discussed in Financial Leverage on page 46, PepsiCo manages the investment activity in its short-term portfolios, primarily held outside the U.S., as part of its overall financing strategy.

CASH FLOWS - SUMMARY OF FINANCING ACTIVITIES
($ in millions)
                                1995         1994        1993
                                ----         ----        ----

Net short and               $  (303)      $  (205)      $ 590
long-term debt
Cash dividends paid            (599)         (540)       (462)
Purchases  of treasury         (541)         (549)       (463)
   stock
Proceeds from
   exercises of
   stock options                252            97          69
Other, net                      (42)          (43)        (37)
   Net Cash Used for        -------         -----       -----
   Financing Activities     $(1,233)      $(1,240)      $(303)
                            =======        ======       =====

-------------------------------------------------------------------------

The net cash flow used for financing activities in 1995 was about even with 1994. In 1995, increased proceeds from exercises of stock options of $155 million were offset by increased net repayments of short and long-term debt of $98 million and higher cash dividends paid of $59 million. The 1994 over 1993 change in cash flows from financing activities was a use of $937 million, primarily reflecting net repayment of short and long-term debt of $205 million compared to net proceeds of $590 million in 1993.
     Cash dividends declared were $615 million in 1995 and $555 million in 1994. PepsiCo targets a dividend payout of about one-third of the prior year's income from ongoing operations, thus retaining sufficient earnings to provide financial resources for growth opportunities.
     Share repurchase decisions are evaluated considering management's target capital structure and other investment opportunities. PepsiCo expects to repurchase at least 1% to 2% of its outstanding shares each year for the next several years. During 1995, PepsiCo repurchased 1.6% of its shares outstanding at the beginning of 1995, or 12.3 million shares, at a cost of $541 million. Subsequent to year-end, PepsiCo repurchased 1.7 million shares through February 6, 1996 at a cost of $99 million. During 1994, PepsiCo repurchased 1.9% of the shares outstanding at the beginning of 1994, or 15.0 million shares, at a cost of $549 million. Through February 6, 1996, 29.4 million shares have been repurchased under the 50 million share repurchase authority granted by PepsiCo's Board of Directors in July 1993. In February 1996, PepsiCo's Board of Directors replaced the 1993 share repurchase authority with a new authority for 50 million shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and background of each of the Company's directors nominated for reelection are contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders on pages 2 through 4 and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the directors retiring on May 1, 1996 and the executive officers of the Company are reported in Part I of this report.

ITEM 11.   EXECUTIVE COMPENSATION

      Information on compensation of the Company's directors and executive officers is contained in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information on the number of shares of PepsiCo Capital Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption "Ownership of Capital Stock by Directors and Officers" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference. As far as is known to the Company, no person owns beneficially more than 5% of the outstanding shares of PepsiCo Capital Stock.

Item 13.   Certain Relationships and Related Transactions

      Not applicable.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)  1.   Financial Statements

                     See Index to Financial Information on page F-1.

           2.   Financial Statement Schedule

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

Dated:  March 26, 1996


                          PEPSICO, INC.


                     By:  /s/ D. WAYNE CALLOWAY
                          D. Wayne Calloway
                          Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE                   TITLE                       DATE



/s/ D. WAYNE CALLOWAY       Chairman of the Board and
---------------------       Chief Executive Officer     March 26, 1996
D. Wayne Calloway          (Principal Executive
                             Officer)


                            Executive Vice President
/s/ ROBERT G. DETTMER       and Chief Financial         March 26, 1996
---------------------       Officer (Principal
Robert G. Dettmer           Financial Officer)


/s/ ROBERT L. CARLETON      Senior Vice President and   March 26, 1996
Robert L. Carleton          Controller (Principal
                            Accounting Officer)


                            Vice Chairman of the
/s/ ROGER A. ENRICO         Board,Chairman and Chief    March 26, 1996
-------------------         Executive Officer, PepsiCo
Roger A. Enrico             Worldwide Restaurants


/s/ JOHN F. AKERS           Director                    March 26, 1996
-----------------
John F. Akers

/s/ ROBERT E. ALLEN          Director                   March 26, 1996
-------------------
Robert E. Allen


/s/ JOHN J. MURPHY           Director                   March 26, 1996
------------------
John J. Murphy


/s/ ANDRALL E. PEARSON       Director                   March 26, 1996
----------------------
Andrall E. Pearson


/s/ SHARON PERCY ROCKEFELLER Director                   March 26, 1996
 ---------------------------
Sharon Percy Rockefeller


/s/ ROGER B. SMITH           Director                   March 26, 1996
------------------
Roger B. Smith


/s/ ROBERT H. STEWART, III   Director                   March 26, 1996
--------------------------
Robert H. Stewart, III


/s/ FRANKLIN A. THOMAS       Director                   March 26, 1996
----------------------
Franklin A. Thomas


/s/ P. ROY VAGELOS           Director                   March 26, 1996
------------------
P. Roy Vagelos


/s/ ARNOLD R. WEBER          Director                    March 26, 1996
-------------------
Arnold R. Weber

                                INDEX TO EXHIBITS
                                  ITEM 14(a)(3)
EXHIBIT

3.1 Restated Articles of Incorporation of PepsiCo, Inc., which is incorporated herein by reference from Exhibit 4(a) to PepsiCo's Registration Statement on Form S-3 (Registration No. 33-57181).

3.2        Copy of By-Laws of PepsiCo, Inc., as amended to February 22, 1996.

4 PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1 Description of PepsiCo, Inc. 1988 Director Stock Plan, which is incorporated herein by reference from Post-Effective Amendment No. 2 to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-22970).

10.2 Copy of PepsiCo, Inc. 1987 Incentive Plan (the "1987 Plan"), which is incorporated by reference from Exhibit 10(b) to PepsiCo's Annual Form 10-K for the Fiscal Year ended December 26, 1992.

10.3 Copy of PepsiCo, Inc. 1979 Incentive Plan (the "Plan"), which is incorporated by reference from Exhibit 10(c) to PepsiCo's Annual Report on Form 10-K for the Fiscal year ended December 28, 1991.

10.4 Copy of Operating Guideline No. 1 under the 1987 Plan, as amended through July 25, 1991, which is incorporated by reference from
           Exhibit 10(d) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.5 Copy of Operating Guideline No. 2 under the 1987 Plan and the Plan, as amended through January 22, 1987, which is incorporated herein by reference from Exhibit 28(b) to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-19539).

10.6 Amended and Restated PepsiCo Long Term Savings Program, dated June 29, 1994, which is incorporated herein by reference from Exhibit 10(f) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.7 Amendment to Amended and Restated PepsiCo Long Term Savings Program, dated September 14, 1994 which is incorporated herein by reference from Exhibit 10(g) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8       Amendment  to  Amended  and  Restated   PepsiCo  Long  Term  Savings
           Program, dated November 9, 1995.

10.9       Amendment  to  Amended  and  Restated   PepsiCo  Long  Term  Savings
           Program, dated December 21, 1995.

10.10      Copy of PepsiCo,  Inc. 1995 Stock Option  Incentive  Plan,  which is
           incorporated   herein  by  reference  from  PepsiCo's   Registration
           Statement on Form S-8 (Registration No. 33-61731).

10.11 Copy of PepsiCo, Inc. 1994 Long-Term Incentive Plan, which is incorporated herein by reference from Exhibit A to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.12 Copy of PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference from Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.13 Copy of PepsiCo, Inc. Restaurant Deferred Compensation Plan, which is incorporated herein by reference from PepsiCo's Registration Statement on Form S-8 (Registration No. 333-01377).

11 Computation of Net Income Per Share of Capital Stock -- Primary and Fully Diluted.

12         Computation of Ratio of Earnings to Fixed Charges.

21         Active Subsidiaries of PepsiCo, Inc.

23         Report and Consent of KPMG Peat Marwick LLP.

24         Copy of Power of Attorney.

27         Financial Data Schedule.

                         PepsiCo, Inc. and Subsidiaries
                         ------------------------------


                              FINANCIAL INFORMATION



                 FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K



                       FISCAL YEAR ENDED DECEMBER 30, 1995

                         PEPSICO, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION
                                Item 14(a)(1)-(2)



                                                                   Page
                                                                 Reference
Item 14(a)(1) Financial Statements

Consolidated Statement of Income for
   the fiscal years ended December 30, 1995,
   December 31, 1994 and December 25, 1993...............          F-2
Consolidated Balance Sheet at December 30, 1995
   and December 31, 1994.................................          F-3
Consolidated Statement of Cash Flows for
   the fiscal years ended December 30, 1995,
   December 31, 1994 and December 25, 1993...............          F-4
Consolidated Statement of Shareholders' Equity
   for the fiscal years ended December 30, 1995,
   December 31, 1994 and December 25, 1993...............          F-6
Notes to Consolidated Financial Statements...............          F-8
Management's Responsibility for Financial Statements.....          F-42
Report of Independent Auditors, KPMG Peat Marwick LLP....          F-43
Selected Quarterly Financial Data........................          F-44
Selected Financial Data..................................          F-48

Item 14(a)(2) Financial Statement Schedule

      II   Valuation and Qualifying Accounts and Reserves
           for the fiscal years ended December 30, 1995,
           December 31, 1994 and December 25, 1993.......          F-55



All other financial statements and schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or the notes thereto.

------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 1995, December 31, 1994
  and December 25, 1993

                                              1995       1994         1993
                                          (52 Weeks)  (53 Weeks)   (52 Weeks)
-----------------------------------------------------------------------------
NET SALES.............................     $30,421    $28,472      $25,021
COSTS AND EXPENSES, NET
Cost of sales.........................      14,886     13,715       11,946
Selling, general and
 administrative expenses..............      11,712     11,244        9,864
Amortization of intangible assets.....         316        312          304
Impairment of long-lived assets.......         520          -            -
                                           -------    -------      -------
OPERATING PROFIT                             2,987      3,201        2,907

Gain on stock offering by an
 unconsolidated affiliate.............           -         18            -
Interest expense......................        (682)      (645)        (573)
Interest income.......................         127         90           89
                                           -------    -------      -------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES........       2,432      2,664        2,423

PROVISION FOR INCOME TAXES............         826        880          835
                                           -------    -------      -------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES..................       1,606      1,784        1,588

CUMULATIVE EFFECT OF ACCOUNTING CHANGES
Postemployment benefits (net of income
 tax benefit of $29)..................           -        (55)           -
Pension assets (net of income tax
 expense of $15)......................           -         23            -
                                           -------    -------      -------

NET INCOME............................     $ 1,606    $ 1,752      $ 1,588
                                           =======    =======      =======

INCOME (CHARGE) PER SHARE
Before cumulative effect of accounting
 changes..............................     $  2.00    $  2.22      $  1.96
Cumulative effect of accounting changes
 Postemployment benefits..............           -      (0.07)           -
 Pension assets.......................           -       0.03            -
                                           -------    -------      -------

NET INCOME PER SHARE..................     $  2.00    $  2.18      $  1.96
                                           =======    =======      =======

Average shares outstanding............         804        804          810
-----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
-----------------------------------------------------------------------------

---------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
(in millions except per share amount)
PepsiCo, Inc. and Subsidiaries
December 30, 1995 and December 31, 1994
                                                       1995         1994
---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents......................     $   382      $   331
Short-term investments, at cost................       1,116        1,157
                                                    -------      -------
                                                      1,498        1,488
Accounts and notes receivable, less allowance:
  $150 in 1995 and $151 in 1994................       2,407        2,051
Inventories....................................       1,051          970
Prepaid expenses, taxes and
 other current assets..........................         590          563
                                                    -------      -------
     TOTAL CURRENT ASSETS......................       5,546        5,072

INVESTMENTS IN UNCONSOLIDATED AFFILIATES.......       1,635        1,295
PROPERTY, PLANT AND EQUIPMENT, NET.............       9,870        9,883
INTANGIBLE ASSETS, NET.........................       7,584        7,842
OTHER ASSETS...................................         797          700
                                                    -------      -------
       TOTAL ASSETS............................     $25,432      $24,792
                                                    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable...............................     $ 1,556      $ 1,452
Accrued compensation and benefits..............         815          753
Short-term borrowings..........................         706          678
Accrued marketing..............................         469          546
Income taxes payable...........................         387          672
Other current liabilities......................       1,297        1,169
                                                    -------      -------
     TOTAL CURRENT LIABILITIES.................       5,230        5,270

LONG-TERM DEBT.................................       8,509        8,841
OTHER LIABILITIES..............................       2,495        1,852
DEFERRED INCOME TAXES..........................       1,885        1,973

SHAREHOLDERS' EQUITY
Capital stock, par value 1 2/3 cents per share:
 authorized 1,800 shares, issued 863 shares....          14           14
Capital in excess of par value.................       1,060          935
Retained earnings..............................       8,730        7,739
Currency translation adjustment and other......        (808)        (471)
                                                    -------      -------
                                                      8,996        8,217
Less:  Treasury stock, at cost:
  75 shares and 73 shares in 1995 and
   1994, respectively..........................      (1,683)      (1,361)
                                                    -------      -------
     TOTAL SHAREHOLDERS' EQUITY................       7,313        6,856
                                                    -------      -------

       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY...................     $25,432      $24,792
                                                    =======      =======
---------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
---------------------------------------------------------------------------

---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (PAGE 1 OF 2)
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 1995, December 31, 1994
 and December 25, 1993

                                             1995         1994       1993
                                          (52 Weeks)  (53 Weeks)  (52 Weeks)
-----------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Income before cumulative effect of
 accounting changes.................      $ 1,606     $ 1,784     $ 1,588
Adjustments to reconcile income
 before cumulative effect of
 accounting changes to net cash
 provided by operating activities
  Depreciation and amortization.....        1,740       1,577       1,444
  Impairment of long-lived
    assets..........................          520           -           -
  Deferred income taxes.............         (111)        (67)         83
  Other noncash charges and
    credits, net....................          398         391         345
  Changes in operating working capital,
   excluding effects of acquisitions
    Accounts and notes receivable...         (434)       (112)       (161)
    Inventories.....................         (129)       (102)        (90)
    Prepaid expenses, taxes and other
     current assets.................           76           1           3
    Accounts payable................          133          30         143
    Income taxes payable............          (97)         55        (125)
    Other current liabilities.......           40         159         (96)
                                          -------     -------     -------
  Net change in operating
   working capital..................         (411)         31        (326)
                                          -------     -------     -------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES.........................        3,742       3,716       3,134
                                          -------     -------     -------

CASH FLOWS - INVESTING ACTIVITIES
Acquisitions and investments
 in unconsolidated affiliates.......         (466)       (316)     (1,011)
Capital spending....................       (2,104)     (2,253)     (1,982)
Sales of property, plant
 and equipment......................          138          55          73
Sales of restaurants................          165           -           7
Short-term investments, by original
 maturity
  More than three months-purchases..         (289)       (219)       (579)
  More than three months-maturities.          335         650         846
  Three months or less, net.........           18         (10)         (8)
Other, net..........................         (247)       (268)       (117)
                                          -------     -------     -------
NET CASH USED FOR INVESTING
 ACTIVITIES.........................       (2,450)     (2,361)     (2,771)
                                          -------     -------     -------
---------------------------------------------------------------------------
(Continued on following page)
---------------------------------------------------------------------------

---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (PAGE 2 OF 2)
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 1995, December 31, 1994
 and December 25, 1993

                                             1995         1994        1993
                                          (52 Weeks)  (53 Weeks)  (52 Weeks)
---------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from issuances of
 long-term debt.....................        2,030       1,285         711
Payments of long-term debt..........         (928)     (1,180)     (1,202)
Short-term borrowings, by original
 maturity
   More than three months-proceeds..        2,053       1,304       3,034
   More than three months-payments..       (2,711)     (1,728)     (2,792)
   Three months or less, net........         (747)        114         839
Cash dividends paid.................         (599)       (540)       (462)
Purchases of treasury stock.........         (541)       (549)       (463)
Proceeds from exercises of
 stock options......................          252          97          69
Other, net..........................          (42)        (43)        (37)
                                          -------     -------     -------
NET CASH USED FOR
 FINANCING ACTIVITIES...............       (1,233)     (1,240)       (303)
                                          -------     -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS..........           (8)        (11)         (3)
                                          -------     -------     -------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS...............           51         104          57
CASH AND CASH EQUIVALENTS
 - BEGINNING OF YEAR................          331         227         170
                                          -------     -------     -------
CASH AND CASH EQUIVALENTS
 - END OF YEAR......................      $   382     $   331     $   227
                                          =======     =======     =======
---------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
  CASH FLOW DATA
   Interest paid.......................   $   671         591         550
   Income taxes paid...................   $   790         663         676
  SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Liabilities assumed in
    connection with acquisitions.......   $    66         224         897
   Issuance of treasury stock and
    debt for acquisitions..............   $     9          39         365
   Book value of net assets exchanged
    for investments in unconsolidated
     affiliates........................   $    39           -          61
---------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
---------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (PAGE 1 OF 2)
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 1995, December 31, 1994
 and December 25, 1993

                                                 Capital Stock
                                      -------------------------------------
                                         Issued             Treasury
                                      ----------------   ------------------
                                      Shares    Amount   Shares      Amount
---------------------------------------------------------------------------
Shareholders' Equity,
 December 26, 1992..................  863        $14    (64)       $  (667)
                                      ------------------------------------
 1993 Net income....................    -          -      -              -
 Cash dividends declared
  (per share-$0.61).................    -          -      -              -
 Currency translation adjustment....    -          -      -              -
 Purchases of treasury stock........    -          -    (12)          (463)
 Shares issued in connection with
  acquisitions......................    -          -      9            170
 Stock option exercises, including
  tax benefits of $23...............    -          -      3             46
 Pension liability adjustment, net
  of deferred taxes of $5...........    -          -      -              -
 Other..............................    -          -      -              1
                                      ------------------------------------
Shareholders' Equity,
 December 25, 1993..................  863        $14    (64)       $  (913)
                                      ------------------------------------
 1994 Net income....................    -          -      -              -
 Cash dividends declared
  (per share-$0.70).................    -          -      -              -
 Currency translation adjustment....    -          -      -              -
 Purchases of treasury stock........    -          -    (15)          (549)
 Stock option exercises, including
  tax benefits of $27...............    -          -      5             81
 Shares issued in connection with
  acquisitions......................    -          -      1             15
 Pension liability adjustment, net
  of deferred taxes of $5...........    -          -      -              -
 Other..............................    -          -      -              5
                                      ------------------------------------
Shareholders' Equity,
 December 31, 1994..................  863        $14    (73)       $(1,361)
                                      ------------------------------------
 1995 Net income....................    -          -      -              -
 Cash dividends declared
  (per share-$0.78).................    -          -      -              -
 Currency translation adjustment....    -          -      -              -
 Purchases of treasury stock........    -          -    (12)          (541)
 Stock option exercises, including
   tax benefits of $91..............    -          -     10            218
 Other..............................    -          -      -              1
                                      ------------------------------------
Shareholders' Equity,
 December 30, 1995..................  863        $14    (75)       $(1,683)
                                      ====================================
---------------------------------------------------------------------------
(Continued on next page)
---------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (PAGE 2 OF 2)
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 1995, December 31, 1994
 and December 25, 1993

                                      Capital            Currency
                                        in               Translation
                                      Excess of Retained Adjustment
                                      Par Value Earnings and Other Total

Shareholders' Equity,
 December 26, 1992..................  $  668   $5,440    $ (99)    $5,356
                                      -----------------------------------
 1993 Net income....................       -    1,588        -      1,588
 Cash dividends declared
  (per share-$0.61).................       -     (486)       -       (486)
 Currency translation adjustment....       -        -      (77)       (77)
 Purchases of treasury stock........       -        -        -       (463)
 Shares issued in connection with
  acquisitions......................     165        -        -        335
 Stock option exercises, including
  tax benefits of $23...............      46        -        -         92
 Pension liability adjustment, net
  of deferred taxes of $5...........       -        -       (8)        (8)
 Other..............................       1        -        -          2
                                      -----------------------------------
Shareholders' Equity,
 December 25, 1993..................  $  880   $6,542    $(184)    $6,339
                                      -----------------------------------
 1994 Net income....................       -    1,752        -      1,752
 Cash dividends declared
  (per share-$0.70).................       -     (555)       -       (555)
 Currency translation adjustment....       -        -     (295)      (295)
 Purchases of treasury stock........       -        -        -       (549)
 Stock option exercises, including
  tax benefits of $27...............      44        -        -        125
 Shares issued in connection with
  acquisitions......................      14        -        -         29
 Pension liability adjustment, net
  of deferred taxes of $5...........       -        -        8          8
 Other..............................      (3)       -        -          2
                                      -----------------------------------
Shareholders' Equity,
 December 31, 1994..................  $  935   $7,739    $(471)    $6,856
                                      -----------------------------------
 1995 Net income....................       -    1,606        -      1,606
 Cash dividends declared
  (per share-$0.78).................       -     (615)       -       (615)
 Currency translation adjustment....       -        -     (337)      (337)
 Purchases of treasury stock........       -        -        -       (541)
 Stock option exercises, including
   tax benefits of $91..............     125        -        -        343
 Other..............................       -        -        -          1
                                      -----------------------------------
Shareholders' Equity,
 December 30, 1995..................  $1,060   $8,730    $(808)    $7,313
                                      ===================================

---------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in millions except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     To facilitate the closing process, certain of PepsiCo's international operations close their fiscal year up to one month earlier than PepsiCo's fiscal year.
     Certain reclassifications were made to prior year amounts to conform with the 1995 presentation.
     ACCOUNTING CHANGES. As discussed below and in Note 2, in 1995 PepsiCo early adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In 1994, PepsiCo adopted Statement of Financial Accounting Standards No. 112, "Accounting for Postemployment Benefits," (see Note 14) and a preferred method of calculating the market-related value of plan assets used in determining pension expense (see Note 13).
     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," permits stock compensation cost to be measured using either the intrinsic value-based method or the fair value-based method. When adopted in 1996, PepsiCo intends to continue to use the intrinsic value-based method and will provide the expanded disclosures required by SFAS 123.
     PRINCIPLES OF CONSOLIDATION. The financial statements reflect the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which PepsiCo exercises significant influence but not control are accounted for by the equity method and PepsiCo's share of the net income or loss of its affiliates is included in selling, general and administrative expenses.
     FISCAL YEAR. PepsiCo's fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. The fiscal year ending December 31, 1994 consisted of 53 weeks.
     MARKETING COSTS. Marketing costs are reported in selling, general and administrative expenses and include costs of advertising, marketing and promotional programs. Promotional discounts are expensed as incurred and other marketing costs not deferred at year-end are charged to expense ratably in relation to sales over the year in which incurred. Marketing costs deferred at year-end, which are classified in prepaid expenses in the Consolidated Balance Sheet, consist of media and personal service advertising prepayments, promotional materials in inventory and production costs of future media advertising; these assets are expensed in the year first used.
     Promotional discounts to retailers in the beverage segment are classified as a reduction of sales; in the snack food segment, such discounts are generally classified as marketing costs. The difference in classification reflects our view that promotional discounts are so pervasive in the beverage industry, compared to the snack food industry, that they are effectively price discounts and should be classified accordingly. A current survey of the accounting practice of others in the beverage and snack food industries confirmed that our beverage classification is consistent with others in that industry while practice in the snack food industry is mixed.
     Advertising expense was $1.8 billion, $1.7 billion and $1.6 billion in 1995, 1994 and 1993, respectively. Prepaid advertising as of year-end 1995 and 1994 was $78 million and $70 million, respectively.
     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which are expensed as incurred, were $96 million, $152 million and $113 million in 1995, 1994 and 1993, respectively.
     STOCK-BASED COMPENSATION. PepsiCo uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of PepsiCo's capital stock at the grant date over the amount the employee must pay for the stock. PepsiCo's policy is to grant stock options at fair market value at the date of grant.
     NET INCOME PER SHARE. Net income per share is computed by dividing net income by the weighted average number of shares and dilutive share equivalents (primarily stock options) outstanding during each year ("average shares outstanding").
     DERIVATIVE INSTRUMENTS. PepsiCo's policy prohibits the use of derivative instruments for trading purposes and PepsiCo has procedures in place to monitor and control their use.
     PepsiCo enters into interest rate and currency swaps with the objective of reducing borrowing costs. Interest rate and currency swaps are used to effectively change the interest rate and currency of specific debt issuances. In general, the terms of these swaps match the terms of the related debt and the swaps are entered into concurrently with the issuance of the debt they are intended to modify. The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the Consolidated Balance Sheet as a receivable or payable under the appropriate current asset or liability caption. If an interest rate swap position was to be terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument was settled prior to maturity. The differential to be paid or received on a currency swap is charged or credited to income as the differential occurs. This is fully offset by the corresponding gain or loss recognized in income on the currency translation of the related non-U.S. dollar denominated debt, as both amounts are based upon the same exchange rates. The currency differential not yet settled in cash is reflected in the Consolidated Balance Sheet under the appropriate current or noncurrent receivable or payable caption. If a currency swap position was to be terminated prior to maturity, the gain or loss realized upon termination would be immediately recognized in income.
     A seven-year put option, issued in connection with the formation of a joint venture with the principal shareholder of GEMEX, an unconsolidated franchised bottling affiliate in Mexico (see Note 17), is marked-to-market with gains or losses recognized currently as an adjustment to PepsiCo's share of the net income of unconsolidated affiliates. The offsetting amount adjusts the carrying amount of the put obligation, classified in other liabilities in the Consolidated Balance Sheet.
     Gains and losses on futures contracts designated as hedges of future commodity purchases are deferred and included in the cost of the related raw materials when purchased. Changes in the value of futures contracts that PepsiCo uses to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. If the degree of correlation between the futures contracts and the purchase contracts were to diminish such that the two were no longer considered highly correlated, subsequent changes in the value of the futures contracts would be recognized in income.
     CASH EQUIVALENTS. Cash equivalents represent funds temporarily invested (with original maturities not exceeding three months) as part of PepsiCo's management of day-to-day operating cash receipts and disbursements. All other investment portfolios, largely held outside the U.S., are primarily classified as short-term investments.
     INVENTORIES. Inventories are valued at the lower of cost (computed on the average, first-in, first-out or last-in, first-out [LIFO] method) or net realizable value.
     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment (PP&E) are stated at cost except for PP&E that have been impaired, for which the carrying amount is reduced to estimated fair value. Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets.
     INTANGIBLE ASSETS. Intangible assets are amortized on a straight-line basis over appropriate periods, generally ranging from 20 to 40 years.
     RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS. As noted above, PepsiCo early adopted SFAS 121 in 1995 for purposes of determining and measuring impairment of certain long-lived assets to be held and used in the business. See Note 2.
     PepsiCo reviews most long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. PepsiCo considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). PepsiCo has identified the appropriate grouping of Assets to be individual restaurants for the restaurant segment and, for each of the snack food and beverage segments, Assets are generally grouped at the country level. PepsiCo deems an Asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the Asset, including disposal value if any, is less than its carrying amount. If an Asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Asset exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired Asset was a new investment decision. PepsiCo generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.
     Recoverability of other long-lived assets, primarily investments in unconsolidated affiliates and identifiable intangibles and goodwill not identified with impaired Assets covered by the above paragraph, will continue to be evaluated on a recurring basis. The primary indicators of recoverability are current or forecasted profitability over the estimated remaining life of these assets, based on the operating profit of the businesses directly related to these assets. If recoverability is unlikely based on the evaluation, the carrying amount is reduced by the amount it exceeds the forecasted operating profit and any estimated disposal value.

NOTE 2 -IMPAIRMENT OF LONG-LIVED ASSETS
PepsiCo early adopted Statement of Financial  Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of the beginning of the fourth quarter of 1995. This date was chosen to allow adequate time to collect and analyze data related to the long-lived assets of each of our worldwide operations for purposes of identifying, measuring and reporting any impairment in 1995.
     The initial, noncash charge upon adoption of SFAS 121 was $520 million ($384 million after-tax or $0.48 per share), which included $68 million ($49 million after-tax or $0.06 per share) related to restaurants for which closure decisions were made during the fourth quarter. This initial charge resulted from PepsiCo grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. Under PepsiCo's previous accounting policy, each of PepsiCo's operating divisions' ("Division") long-lived assets to be held and used by the Division, other than intangible assets, were evaluated as a group for impairment if the Division was incurring operating losses or was expected to incur operating losses in the future. Because of the strong operating profit history and prospects of each Division, no impairment evaluation had been required for 1994 or 1993 under PepsiCo's previous accounting policy. The initial charge represented a reduction of the carrying amounts of the impaired Assets (as defined in Note 1) to their estimated fair value, as determined by using discounted estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. This charge affected worldwide restaurants, international beverages and, to a much lesser extent, international snack foods and certain unconsolidated affiliates. See Note 19.
     As a result of the reduced carrying amount of the impaired Assets, depreciation and amortization expense for the fourth quarter of 1995 was reduced by $21 million ($15 million after-tax or $0.02 per share) and full-year 1996 depreciation and amortization expense is expected to be reduced by approximately $58 million ($39 million after-tax or $0.05 per share). See Management's Analysis - Restaurants on page 33 for a discussion of other possible future effects related to this change in accounting.
     SFAS 121 also requires, among other provisions, that long-lived assets and certain identifiable intangibles to be disposed of that are not covered by APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. Under PepsiCo's previous accounting policy, PepsiCo reported an asset to be disposed of at the lower of its carrying amount or its estimated net realizable value. There were no material adjustments to the carrying amounts of assets to be disposed of in 1995, 1994 or 1993 under PepsiCo's previous accounting policy. The impact of adopting SFAS 121 on assets held for disposal during 1995 was immaterial.

NOTE 3 - ITEMS AFFECTING COMPARABILITY

The effect on comparability of 1995 net gains from sales of restaurants to franchisees in excess of the cost of closing other restaurants is provided under Net Refranchising Gains in Note 19.
     The fifty-third week in 1994, as described under Fiscal Year in Note 1, increased 1994 net sales by an estimated $434 million and earnings by approximately $54 million ($35 million after-tax or $0.04 per share). See Fiscal Year in Note 19 for the estimated impact of the fifty-third week on comparability of segment net sales and operating profit.
     The effects of unusual items on comparability of operating profit, primarily restructuring charges and accounting changes, are provided under Unusual Items and Accounting Changes, respectively, in Note 19.
      Information regarding the 1994 gain from a public share offering by BAESA, an unconsolidated franchised bottling affiliate in South America, and a 1993 charge to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase due to 1993 U.S. Federal tax legislation is provided in Notes 16 and 11, respectively.

NOTE 4 - INVENTORIES


                                         1995        1994
---------------------------------------------------------
Raw materials and supplies.............$  550        $455
Finished goods.........................   501         515
                                       ------        ----
                                       $1,051        $970
                                       ======        ====
---------------------------------------------------------

The cost of 32% of 1995 inventories and 38% of 1994 inventories was computed using the LIFO method. The carrying amount of total LIFO inventories was lower than the approximate current cost of those inventories by $11 million at year-end 1995, but higher by $6 million at year-end 1994.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET


                                       1995         1994
--------------------------------------------------------
Land...........................     $ 1,327      $ 1,322
Buildings and improvements.....       5,668        5,664
Capital leases, primarily
 buildings.....................         531          451
Machinery and equipment........       8,598        8,208
Construction in progress.......         627          485
                                    -------      -------
                                     16,751       16,130

Accumulated depreciation.......      (6,881)      (6,247)
                                    -------      -------
                                    $ 9,870      $ 9,883
                                    =======      =======
-----------------------------------------------------------

Depreciation expense in 1995, 1994 and 1993 was $1.3 billion, $1.2 billion and $1.1 billion, respectively. The adoption of SFAS 121 reduced the carrying amount of property, plant and equipment, net by $399 million. See Note 2.

NOTE 6 - INTANGIBLE ASSETS, NET


                                      1995         1994
------------------------------------------------------------------------

Reacquired franchise rights....     $3,826       $3,974

Trademarks.....................        711          768

Other identifiable
 intangibles...................        286          250

Goodwill.......................      2,761        2,850
                                    ------       ------
                                    $7,584       $7,842
                                    ======       ======
------------------------------------------------------------------------

Identifiable intangible assets primarily arose from the allocation of purchase prices of businesses acquired and consist principally of reacquired franchise rights and trademarks. Reacquired franchise rights relate to acquisitions of franchised bottling and restaurant operations and trademarks principally relate to acquisitions of international snack food and beverage businesses. Amounts assigned to such identifiable intangibles were based on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets.
     Accumulated amortization, included in the amounts above, was $1.8 billion and $1.6 billion at year-end 1995 and 1994, respectively. The adoption of SFAS 121 reduced the carrying amount of intangible assets, net by $86 million. See
Note 2.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

PepsiCo's policy prohibits the use of derivative instruments for trading purposes and PepsiCo has procedures in place to monitor and control their use.
     PepsiCo's use of derivative instruments is primarily limited to interest rate and currency swaps, which are entered into with the objective of reducing borrowing costs. PepsiCo enters into interest rate and foreign currency swaps to effectively change the interest rate and currency of specific debt issuances. These swaps are generally entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment dates and maturity dates of the swaps match the principal, interest payment dates and maturity dates of the related debt. Accordingly, any market impact (risk or opportunity) associated with these swaps is fully offset by the opposite market impact on the related debt. PepsiCo's credit risk related to interest rate and currency swaps is considered low because they are only entered into with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. See Note 8 for the notional amounts, related interest rates and maturities of the interest rate and currency swaps along with the original terms of the related debt and Note 9 for the fair value of these instruments.

In 1995, PepsiCo issued a seven-year put option in connection with the formation of a joint venture with the principal shareholder of GEMEX, an unconsolidated franchised bottling affiliate in Mexico. The put option allows the principal shareholder to sell up to 150 million GEMEX shares to PepsiCo at 66 2/3 cents per share. PepsiCo accounts for this put option by marking it to market with gains or losses recognized currently. The put option liability, which was valued at $26 million at the date of the original transaction, increased to $30 million by year-end, resulting in a $4 million charge to earnings.

NOTE 8 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT


                                                      1995            1994
-------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
Commercial paper (5.7% and 5.4%)(A)............     $ 2,006        $ 2,254
Current maturities of long-term
 debt issuances (A)(B).........................       1,405            988
Notes (6.9% and 5.4%) (A)......................         252          1,492
Other borrowings (7.9% and 6.5%) (C)...........         543            444
Amount reclassified
 to long-term debt (D).........................      (3,500)        (4,500)
                                                    -------        -------
                                                    $   706        $   678
                                                    =======        =======
LONG-TERM DEBT
Short-term borrowings, reclassified (D)........     $ 3,500        $ 4,500
Notes due 1996 through 2010 (6.3% and
 6.6%) (A).....................................       3,886          3,725
Euro notes due 1997 through 1998
 (7.5% and 8.0%) (A)...........................         550            250
Zero coupon notes, $780 million due 1996
 through 2012 (14.4% annual yield to
 maturity) (A).................................         234            219
Swiss franc perpetual Foreign Interest
 Payment bonds (E).............................         214            213
Australian dollar 6.3% bonds due 1997
 through 1998 with interest payable in
 Japanese yen (A)(C)...........................         212              -
Japanese yen 3.3% bonds due 1997 (C)...........         194            201
Zero coupon notes, $200 million due 1999
 (6.4% annual yield to maturity) (A)...........         161              -
Swiss franc 5.0% notes due 1999 (A)(C).........         108              -
Italian lira 11.4% notes due 1998 (A)(C).......          95              -
Luxembourg franc 6.6% notes due 1998 (A)(C)....          68              -
Swiss franc 5 1/4% bearer bonds
 due 1995 (C)..................................           -            100
Capital lease obligations
 (See Note 10).................................         294            298
Other, due 1996-2020 (6.8% and 8.1%)...........         398            323
                                                    -------        -------
                                                      9,914          9,829

Less current maturities of long-term
 debt issuances (B)............................      (1,405)          (988)
                                                    -------        -------
                                                    $ 8,509        $ 8,841
                                                    =======        =======
-------------------------------------------------------------------------------
The interest rates in the above table indicate, where applicable, the weighted average of the stated rates at year-end 1995 and 1994, respectively, prior to the effects of any interest rate swaps. See (A) below for PepsiCo's weighted average interest rates after giving effect to the impact of the interest rate swaps.
     The carrying amount of long-term debt includes any related discount or premium and unamortized debt issuance costs. The debt agreements include various restrictions, none of which are currently significant to PepsiCo.
     The annual maturities of long-term debt through 2000, excluding capital lease obligations and the reclassified short-term borrowings, are: 1996-$1.4 billion, 1997-$1.5 billion, 1998-$1.5 billion, 1999-$572 million and 2000-$651 million.
     See Note 7 for a discussion of PepsiCo's use of interest rate and currency swaps and its management of the inherent credit risk and Note 9 for fair value information related to debt and interest rate and currency swaps.
     (A) The following table indicates the notional amount and weighted average interest rates, by category, of interest rate swaps outstanding at year-end 1995 and 1994, respectively. The weighted average variable interest rates that PepsiCo pays, which are primarily indexed to either commercial paper or LIBOR rates, are based on rates as of the respective balance sheet date and are subject to change. Terms of interest rate swaps generally match the terms of the debt they modify and the swaps terminate in 1996 through 2010.

                                               1995           1994
                                             --------         ------

Receive fixed-pay variable
      Notional amount.......................   $2,657         $1,557
      Weighted average receive rate.........      6.8%           5.9%
      Weighted average pay rate.............      5.7%           6.1%

Receive variable-pay variable
      Notional amount.......................   $  577         $1,009
      Weighted average receive rate.........      5.7%           4.9%
      Weighted average pay rate.............      5.8%           6.0%

Receive variable-pay fixed
      Notional amount.......................   $  215         $  215
      Weighted average receive rate.........      5.8%           6.6%
      Weighted average pay rate.............      8.2%           8.2%

     The following table identifies the composition of total debt (excluding capital lease obligations and before the reclassification of amounts from short-term borrowings) after giving effect to the impact of interest rate swaps. All short-term borrowings are considered variable interest rate debt for purposes of this table.
                                 1995                 1994
                          -------------------  -------------------
                                    Weighted             Weighted
                                    Average              Average
                          Carrying  Interest   Carrying  Interest
                          Amount    Rate       Amount    Rate
                         ---------  --------   --------  --------
Variable interest
  rate debt
   Short-term
    borrowings..........  $4,177    6.4%       $5,149    6.2%
   Long-term debt.......   2,103    5.8%          937    6.1%
                          ------               ------
                           6,280    6.2%        6,086    6.2%

Fixed interest rate
 debt...................   2,641    7.4%        3,135    7.4%
                          ------               ------
                          $8,921    6.6%       $9,221    6.6%
                          ======               ======

     (B) Included certain long-term notes aggregating $248 million which are reasonably expected to be called, without penalty, by PepsiCo in 1996. The expectation is based upon the belief of PepsiCo management that, based upon projected yield curves, our counterparties to interest rate swaps, which were entered into to modify these notes, will exercise their option to early terminate the swaps without penalty. Also included the $214 million carrying amount of the Swiss franc perpetual Foreign Interest Payment bonds (see (E) below).
     (C) PepsiCo has entered into currency swaps to hedge its foreign currency exposure on non-U.S. dollar denominated debt. At year-end 1995, the aggregate carrying amount of the debt was $696 million and the receivables and payables under related currency swaps were $5 million and $12 million, respectively, resulting in a net effective U.S. dollar liability of $703 million with a weighted average interest rate of 5.8%, including the effects of related interest rate swaps. At year-end 1994, the carrying amount of this debt aggregated $301 million and the receivables and payables under related currency swaps aggregated $50 million and $2 million, respectively, resulting in a net effective U.S. dollar liability of $253 million with a weighted average interest rate of 7.9%, including the effects of related interest rate swaps.
     (D) At year-end 1995 and 1994, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $3.5 billion. Effective January 3, 1995, PepsiCo replaced its existing credit facilities with new revolving credit facilities aggregating $4.5 billion, of which $1.0 billion was to expire in 1996 and $3.5 billion was to expire in 2000. Effective December 8, 1995, PepsiCo terminated the $1.0 billion due to expire in 1996 based upon a current assessment of the amount of credit facilities required compared to its related cost. The expiration of the remaining credit facilities of $3.5 billion was extended to 2001. At year-end 1995 and 1994, $3.5 billion and $4.5 billion, respectively, of short-term borrowings were classified as long-term debt, reflecting PepsiCo's intent and ability, through the existence of the unused credit facilities, to refinance these borrowings. These credit facilities exist largely to support the issuances of short-term borrowings and are available for acquisitions and other general corporate purposes.

     (E) The coupon rate of the Swiss franc 400 million perpetual Foreign Interest Payment bonds issued in 1986 is 7 1/2% through 1996. The bonds have no stated maturity date. At the end of each 10-year period after the issuance of the bonds, PepsiCo and the bondholders each have the right to cause redemption of the bonds. If not redeemed, the coupon rate will be adjusted based on the prevailing yield of 10-year U.S. Treasury Securities. The principal of the bonds is denominated in Swiss francs. PepsiCo can, and intends to, limit the ultimate redemption amount to the U.S. dollar proceeds at issuance, which is the basis of the carrying amount. Interest payments are made in U.S. dollars and are calculated by applying the coupon rate to the original U.S. dollar principal proceeds of $214 million. Although PepsiCo does not currently intend to cause redemption of this debt, this debt has been included in current maturities of long-term debt (see (B) above) at year-end 1995 because the bondholders may exercise their right to cause PepsiCo to redeem the debt in 1996 on its 10-year anniversary date. Since the redemption feature is only available on each 10-year anniversary date, the bonds will be reclassified to long-term if redemption does not occur in 1996.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

                                          1995                 1994
                                    ---------------       --------------
                                    Carrying   Fair       Carrying Fair
                                    Amount     Value      Amount   Value
                                    --------   -----      -------- -----
Assets
 Cash and
  cash equivalents.............     $  382     $  382    $  331    $  331
 Short-term
  investments..................     $1,116     $1,116    $1,157    $1,157
 Other assets (noncurrent
  investments).................     $   23     $   23    $   48    $   48

Liabilities
 Debt
  Short-term borrowings
   and long-term debt,
    net of capital
     leases....................     $8,921     $9,217    $9,221    $9,266
  Debt-related derivative
   instruments
    Open contracts in asset
     position..................        (25)       (96)      (52)      (52)
    Open contracts in liability
     position..................         13         26         8        54
                                    ------     ------    ------    ------
       Net debt................     $8,909     $9,147    $9,177    $9,268
                                    ------     ------    ------    ------

 Other liabilities
   (GEMEX put option)..........     $   30     $   30         -         -

 Guarantees....................          -     $    4         -    $    3

------------------------------------------------------------------------------

The carrying amounts in the above table are included in the Consolidated Balance Sheet under the indicated captions, except for debt-related derivative instruments (interest rate and currency swaps), which are included in the appropriate current or noncurrent asset or liability caption. Short-term investments consist primarily of debt securities and have been classified as held-to-maturity. Noncurrent investments mature at various dates through 2000.
     Because of the short maturity of cash equivalents and short-term investments, the carrying amount approximates fair value. The fair value of noncurrent investments is based upon market quotes. The fair value of debt, debt-related derivative instruments and guarantees is estimated using market quotes, valuation models and calculations based on market rates. The fair value of the GEMEX put option is based upon a valuation model.
     See Note 7 for more information regarding PepsiCo's use of derivative instruments and its management of the inherent credit risk related to those instruments.

NOTE 10 - LEASES

PepsiCo has noncancelable commitments under both capital and long-term operating leases, primarily for restaurant units. In addition, PepsiCo is lessee under noncancelable leases covering vehicles, equipment and nonrestaurant real estate. Capital and operating lease commitments expire at various dates through 2088 and, in many cases, provide for rent escalations and renewal options. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance. Sublease income and sublease receivables are insignificant.
      Future minimum commitments under noncancelable leases are set forth below:


                                                              Later
            1996      1997       1998      1999      2000     Years     Total
            ----      ----       ----      ----      ----     -----     -----

Capital     $ 57        49        68         37        38       299     $  548
Operating   $350       297       269        240       218     1,170     $2,544
--------------------------------------------------------------------------------

      At year-end 1995, the present value of minimum payments under capital leases was $294 million, after deducting $1 million for estimated executory costs and $253 million representing imputed interest.

      The details of rental expense are set forth below:

                                               1995      1994      1993
                                               ----      ----      ----
Minimum...................................     $439      $433      $392
Contingent................................       40        32        28
                                               ----      ----      ----
                                               $479      $465      $420
                                               ====      ====      ====
-------------------------------------------------------------------------------

     Contingent rentals are based on sales by restaurants in excess of levels stipulated in the lease agreements.

NOTE 11 - INCOME TAXES

The details of the provision for income taxes on income before cumulative effect of accounting changes are set forth below:

                                    1995    1994      1993
---------------------------------------------------------------
Current:   Federal...........     $  706    $642      $467
           Foreign...........        154     174       196
           State.............         77     131        89
                                  ------    ----      ----
                                     937     947       752
                                  ------    ----      ----
Deferred:  Federal...........        (92)    (64)       78
           Foreign...........        (18)     (2)      (13)
           State.............         (1)     (1)       18
                                  ------    ----      ----
                                    (111)    (67)       83
                                  ------    ----      ----
                                  $  826    $880      $835
                                  ======    ====      ====
---------------------------------------------------------------

     In 1993, a charge of $30 million ($0.04 per share) was recorded to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase under 1993 U.S. Federal tax legislation.
     U.S. and foreign income before income taxes and cumulative effect of accounting changes are set forth below:

                                   1995      1994      1993
------------------------------------------------------------
U.S............................  $1,792    $1,762    $1,633
Foreign........................     640       902       790
                                 ------    ------    ------
                                 $2,432    $2,664    $2,423
                                 ======    ======    ======
------------------------------------------------------------

     PepsiCo operates centralized concentrate manufacturing facilities in Puerto Rico and Ireland under long-term tax incentives. The U.S. amount in the above table included approximately 70% in 1995 and 50% in 1994 and 1993 (consistent with the income subject to U.S. tax) of the income from sales of concentrate manufactured in Puerto Rico. The increase in 1995 reflected the effects of the 1993 Federal income tax legislation, which limited the U.S. Federal tax credit on income earned in Puerto Rico. See Management's Analysis - Significant U.S. Tax Changes Affecting Historical and Future Results on page 15 for a discussion of the reduction of the U.S. Federal tax credit associated with beverage concentrate operations in Puerto Rico.

     A reconciliation of the U.S. Federal statutory tax rate to PepsiCo's effective tax rate is set forth below:

                                      1995     1994      1993
----------------------------------------------------------------------
U.S. Federal statutory tax rate....   35.0%    35.0%     35.0%
State income tax, net of Federal
   tax benefit.....................    2.0      3.2       2.9
Effect of lower taxes on foreign
 income (including Puerto Rico
  and Ireland).....................   (3.0)    (5.4)     (3.3)
Adjustment to the beginning-of-
 the-year deferred tax assets
  valuation allowance..............      -     (1.3)        -
Reduction of prior years'
 foreign accruals..................      -        -      (2.0)
Settlement of prior years'
 audit issues......................   (4.1)       -         -
Effect of 1993 tax legislation on
 deferred income taxes.............      -        -       1.1
Effect of adopting SFAS 121........    1.4        -         -
Nondeductible amortization of
 U.S. goodwill.....................    1.0      0.8       0.8
Other, net.........................    1.7      0.7         -
                                      ----     ----      ----
Effective tax rate.................   34.0%    33.0%     34.5%
                                      ====     ====      ====
----------------------------------------------------------------------

     The details of the 1995 and 1994 deferred tax liabilities (assets) are set forth below:
                                          1995          1994
------------------------------------------------------------------------
Intangible assets other than
   nondeductible goodwill...........   $ 1,631       $ 1,628
Property, plant and equipment.......       496           506
Safe harbor leases..................       165           171
Zero coupon notes...................       100           111
Other...............................       257           337
                                       -------       -------
Gross deferred tax liabilities......     2,649         2,753
                                       -------       -------

Net operating loss carryforwards....      (418)         (306)
Postretirement benefits.............      (248)         (248)
Casualty claims.....................      (119)          (71)
Various accrued liabilities
 and other..........................      (790)         (637)
                                       -------       -------
Gross deferred tax assets...........    (1,575)       (1,262)
                                       -------       -------
Deferred tax assets
 valuation allowance................       498           319
                                       -------       -------

Net deferred tax liability..........   $ 1,572       $ 1,810
                                       =======       =======

Included in
   Prepaid expenses, taxes and
    other current assets............   $  (313)      $  (167)
   Other current liabilities........         -             4
   Deferred income taxes............     1,885         1,973
                                       -------       -------
                                       $ 1,572       $ 1,810
                                       =======       =======
------------------------------------------------------------------------

     The valuation allowance related to deferred tax assets increased by $179 million in 1995, primarily resulting from additions related to current year operating losses in a number of state and foreign jurisdictions and the adoption of SFAS 121.

     In accordance with generally accepted accounting principles, deferred tax liabilities have not been recognized for bases differences that are essentially permanent in duration related to investments in foreign subsidiaries and joint ventures. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $4.5 billion at year-end 1995 and $3.8 billion at year-end 1994, exclusive of amounts that if remitted in the future would result in little or no tax under current tax laws and the Puerto Rico tax incentive grant. Determination of the amount of unrecognized deferred tax liabilities is not practicable.
     Net operating loss carryforwards totaling $2.3 billion at year-end 1995 are available to reduce future tax of certain subsidiaries and are related to a number of state and foreign jurisdictions. Of these carryforwards, $16 million expire in 1996, $2.1 billion expire at various times between 1997 and 2010 and $173 million may be carried forward indefinitely.
     Tax benefits associated with exercises of stock options of $91 million in 1995, $27 million in 1994 and $23 million in 1993 were credited to shareholders' equity. A change in the functional currency of operations in Mexico from the U.S. dollar to local currency in 1993 resulted in a $19 million decrease in the net deferred foreign tax liability that was credited to shareholders' equity.

NOTE 12 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

PepsiCo provides postretirement health care benefits to eligible retired employees and their dependents, principally in the U.S. Retirees who have 10 years of service and attain age 55 while in service with PepsiCo are eligible to participate in the postretirement benefit plans. The plans are not funded and were largely noncontributory through 1993.
     Effective in 1993 and 1994, PepsiCo implemented programs intended to stem rising costs and introduced retiree cost-sharing, including adopting a provision that limits its future obligation to absorb health care cost inflation. These amendments resulted in an unrecognized prior service gain of $191 million, which is being amortized on a straight-line basis over the average remaining employee service period of approximately 10 years as a reduction in postretirement benefit expense beginning in 1993.
     The components of postretirement benefit expense for 1995, 1994 and 1993 are set forth below:

                                            1995         1994      1993
------------------------------------------------------------------------
Service cost of benefits earned...........  $ 13         $ 19      $ 15
Interest cost on accumulated
 postretirement benefit obligation........    46           41        41
Amortization of prior service
 cost (gain)..............................   (20)         (20)      (20)
Amortization of net (gain) loss...........    (1)           6         -
                                            ----         ----      ----

                                            $ 38         $ 46      $ 36
                                            ====         ====      ====
------------------------------------------------------------------------

The components of the 1995 and 1994 postretirement benefit liability recognized in the Consolidated Balance Sheet are set forth below:

                                                        1995       1994
------------------------------------------------------------------------
Actuarial present value of postretirement benefit
  obligation:
  Retirees..........................................  $(344)      $(289)
  Fully eligible active plan participants...........    (96)        (88)
  Other active plan participants....................   (171)       (148)
                                                      -----       -----

Accumulated postretirement benefit obligation.......   (611)       (525)

Unrecognized prior service cost (gain)..............   (132)       (152)

Unrecognized net loss...............................     68          12
                                                      -----       -----

                                                      $(675)      $(665)
                                                      =====       =====
------------------------------------------------------------------------

     The discount rate assumptions used in computing the information above are set forth below:


                                          1995      1994      1993
------------------------------------------------------------------------

      Postretirement benefit expense....   9.1%      6.8       8.2
      Accumulated postretirement
       benefit obligation...............   7.7%      9.1       6.8
------------------------------------------------------------------------

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.
     As a result of the plan amendments discussed above, separate assumed health care cost trend rates are used for employees who retire before and after the effective date of the amendments. The assumed health care cost trend rate for employees who retired before the effective date is 9.0% for 1996, declining gradually to 5.5% in 2005 and thereafter. For employees retiring after the effective date, the trend rate is 7.5% for 1996, declining gradually to 0% in 2001 and thereafter. A 1 point increase in the assumed health care cost trend rate would have increased the 1995 postretirement benefit expense by $2 million and would have increased the 1995 accumulated postretirement benefit obligation by $24 million.

NOTE 13 - PENSION PLANS

PepsiCo  sponsors   noncontributory   defined  benefit  pension  plans  covering
substantially all full-time U.S. employees as well as contributory and noncontributory defined benefit pension plans covering certain international employees. Benefits generally are based on years of service and compensation or stated amounts for each year of service. PepsiCo funds the U.S. plans in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for U.S.

income tax purposes. International plans are funded in amounts sufficient to comply with local statutory requirements. The plans' assets consist principally of equity securities, government and corporate debt securities and other fixed income obligations. The U.S. plans' assets included 6.9 million shares of PepsiCo capital stock for 1995 and 1994, with a market value of $350 million and $227 million, respectively. Dividends on PepsiCo capital stock of $5 million were received by the U.S. plans in both 1995 and 1994.

     The components of net pension expense for U.S. company-sponsored plans are set forth below:

                                             1995       1994        1993
------------------------------------------------------------------------
Service cost of benefits earned...........  $  60       $  70      $  57
Interest cost on projected benefit
 obligation...............................     92          84         76
Return on plan assets
  Actual (gain) loss......................   (338)         20       (162)
  Deferred gain (loss)....................    221        (131)        71
                                            -----       -----      -----
                                             (117)       (111)       (91)

Amortization of net transition gain.......    (19)        (19)       (19)
Net other amortization....................      5           9          9
                                            -----       -----      -----

                                            $  21       $  33      $  32
                                            =====       =====      =====
------------------------------------------------------------------------

     Reconciliations of the funded status of the U.S. plans to the pension liability recognized in the Consolidated Balance Sheet are set forth below:

                                  Assets Exceed       Accumulated Benefits
                               Accumulated Benefits       Exceed Assets
                               ====================   ====================
                                 1995        1994       1995     1994
------------------------------------------------------------------------
Actuarial present value of
 benefit obligation
  Vested benefits............. $ (824)     $ (774)     $(270)    $(22)
  Nonvested benefits..........   (110)        (98)       (30)      (1)
                               ------      ------      -----     ----

Accumulated benefit
 obligation...................   (934)       (872)      (300)     (23)
Effect of projected
 compensation increases.......   (155)       (111)       (78)     (48)
                               ------      ------      -----     ----

Projected benefit obligation.. (1,089)       (983)      (378)     (71)
Plan assets at fair value.....  1,152       1,134        267        3
                               ------      ------      -----     ----

Plan assets in excess of
 (less than) projected
  benefit obligation..........     63         151       (111)     (68)
Unrecognized prior
 service cost.................     37          31         51       30
Unrecognized net
 (gain) loss .................    (20)        (72)        34        4
Unrecognized net
 transition (gain) loss.......    (51)        (73)        (3)       -
Adjustment required to
 recognize minimum liability.       -           -        (26)       -
                               ------      ------     ------   -----

Prepaid (accrued) pension
 liability.................... $   29      $   37      $ (55)    $(34)
                               ======      ======      =====     ====
------------------------------------------------------------------------

     The assumptions used to compute the U.S. information above are set forth below:

                                                 1995      1994     1993
------------------------------------------------------------------------
Discount rate - pension expense...........        9.0%      7.0      8.2

Expected long-term rate of return
 on plan assets...........................       10.0%     10.0     10.0

Discount rate - projected benefit
 obligation...............................        7.7%      9.0      7.0

Future compensation growth rate...........     3.3%-6.6%  3.3-7.0  3.3-7.0
------------------------------------------------------------------------

     The components of net pension expense for international company-sponsored plans are set forth below:

                                             1995       1994       1993
------------------------------------------------------------------------
Service cost of benefits earned...........   $ 11       $ 15       $ 12
Interest cost on projected benefit
 obligation...............................     16         15         15
Return on plan assets
  Actual (gain) loss......................    (31)         8        (41)
  Deferred gain (loss)....................      6        (32)        21
                                             ----       ----       ----
                                              (25)       (24)       (20)

Net other amortization....................      -          2          2
                                             ----       ----       ----

                                             $  2       $  8       $  9
                                             ====       ====       ====
------------------------------------------------------------------------

     Reconciliations of the funded status of the international plans to the pension liability recognized in the Consolidated Balance Sheet are set forth below:

                                  Assets Exceed       Accumulated Benefits
                               Accumulated Benefits       Exceed Assets
                               --------------------   --------------------
                                 1995       1994       1995      1994
--------------------------------------------------------------------------
Actuarial present value of
 benefit obligation
  Vested benefits............. $(144)      $(125)      $(34)     $(23)
  Nonvested benefits..........    (2)         (2)        (1)       (7)
                               -----       -----       ----      ----

Accumulated benefit
 obligation...................  (146)       (127)       (35)      (30)
Effect of projected
 compensation increases.......   (23)        (24)       (12)      (10)
                               -----       -----       ----      ----

Projected benefit obligation..  (169)       (151)       (47)      (40)
Plan assets at fair value.....   235         213         18        15
                               -----       -----       ----      ----

Plan assets in excess of
 (less than) projected
  benefit obligation..........    66          62        (29)      (25)
Unrecognized prior
 service cost.................     3           4          -         -
Unrecognized net
 loss (gain)..................    16          14          4        (3)
Unrecognized net
 transition (gain) loss.......    (1)         (2)         4         5
Adjustment required to
 recognize minimum
  liability...................     -           -         (2)        -
                               -----       -----       ----      ----

Prepaid (accrued) pension
 liability.................... $  84       $  78       $(23)     $(23)
                               =====       =====       ====      ====
------------------------------------------------------------------------

     The assumptions used to compute the international information above are set forth below:
                                                 1995      1994     1993
------------------------------------------------------------------------
Discount rate - pension expense...........        9.2%      7.3      9.0

Expected long-term rate of return
 on plan assets...........................       11.3%     11.3     10.8

Discount rate - projected benefit
 obligation...............................        8.8%      9.3      7.4

Future compensation growth rate...........     3.0%-11.8% 3.0-8.5  3.5-8.5
------------------------------------------------------------------------
     The discount rates and rates of return for the international plans represent weighted averages.

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in interest rates. The discount rates represent the expected yield on a portfolio of high-grade (AA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due. The lower assumed discount rates used to measure the 1995 projected benefit obligation compared to the assumed discount rates used to measure the 1994 projected benefit obligation changed the funded status of certain plans from overfunded to underfunded.
     In 1994, PepsiCo changed the method for calculating the market-related value of plan assets used in determining the return-on-assets component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. Under the previous accounting method, the calculation of the market-related value of assets reflected amortization of the actual capital return on assets on a straight-line basis over a five-year period. Under the new method, the calculation of the market-related value of assets reflects the long-term rate of return expected by PepsiCo and amortization of the difference between the actual return (including capital, dividends and interest) and the expected return over a five-year period. PepsiCo believes the new method is widely used in practice and preferred because it results in calculated plan asset values that more closely approximate fair value, while still mitigating the effect of annual market-value fluctuations. Under both methods, only the cumulative net unrecognized gain or loss that exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets is subject to amortization. This change resulted in a noncash benefit in 1994 of $38 million ($23 million after-tax or $0.03 per share) representing the cumulative effect of the change related to years prior to 1994 and $35 million in lower pension expense ($22 million after-tax or $0.03 per share) related to 1994 as compared to the previous accounting method. Had this change been applied retroactively, 1993 pension expense would have been reduced by $16 million ($11 million after-tax or $0.01 per share).

NOTE 14 - POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

Effective the beginning of 1994, PepsiCo adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." SFAS 112 requires PepsiCo to accrue the cost of certain postemployment benefits to be paid to terminated or inactive employees other than retirees. The principal effect to PepsiCo results from accruing severance benefits to be provided to employees of certain business units who are terminated in the ordinary course of business over the expected service lives of the employees. Previously, these benefits were accrued upon the occurrence of an event. Severance benefits resulting from actions not in the ordinary course of business will continue to be accrued when those actions occur. The cumulative effect charge upon adoption of SFAS 112, which relates to years prior to 1994, was $84 million ($55 million after-tax or $0.07 per share). As compared to the previous accounting method, the ongoing impact of adopting SFAS 112 was immaterial to 1994 operating profits. PepsiCo's cash flows have been unaffected by this accounting change as PepsiCo continues to largely fund postemployment benefit costs as incurred.

NOTE 15 - EMPLOYEE STOCK OPTIONS

PepsiCo grants stock options to employees pursuant to three different incentive plans -- the SharePower Stock Option Plan (SharePower), the Long-Term Incentive Plan (LTIP) and the Stock Option Incentive Plan (SOIP). All stock option grants are authorized by the Compensation Committee of PepsiCo's Board of Directors (the Committee), which is comprised of outside directors. In each case, a stock option represents the right to purchase a share of PepsiCo capital stock (Stock) in the future at a price equal to the fair market value of the Stock on the date of the grant.
     Under SharePower, approved by the Board of Directors and effective in 1989, essentially all employees, other than executive officers and short-service employees, may be granted stock options annually. The number of options granted is based on each employee's annual earnings. The options generally become exercisable ratably over 5 years from the grant date and must be exercised within 10 years of the grant date. SharePower options of 8 million were granted to approximately 134,000 employees in 1995; 12 million to 128,000 employees in 1994; and 9 million to 118,000 employees in 1993.
     The shareholder-approved 1994 Long-Term Incentive Plan succeeds and continues the principal features of the shareholder approved 1987 Long-Term Incentive Plan (the 1987 Plan). PepsiCo ceased making grants under the 1987 Plan at the end of 1994. Together, these plans comprise the LTIP. At year-end 1995 and 1994, there were 74 million and 75 million shares, respectively, available for future grants under the LTIP.
     Most LTIP stock options are granted every other year to senior management employees. Most of these options become exercisable after 4 years and must be exercised within 10 years from their grant date. In 1995, 1994 and 1993, 1 million, 16 million and 3 million stock options, respectively, were granted under the LTIP. In addition, the LTIP allows for grants of performance share units (PSUs). The value of a PSU is fixed at the value of a share of Stock at the grant date and vests for payment 4 years from the grant date, contingent upon attainment of prescribed Corporate performance goals. PSUs are not directly granted, as certain stock options granted may be surrendered by employees for a specified number of PSUs within 60 days of the option grant date. At year-end 1995, 1994 and 1993, there were 599,100, 629,200 and 491,200 PSUs outstanding, respectively. Payment of PSUs are made in cash and/or Stock as approved by the Committee. Amounts expensed for PSUs were $5 million, $7 million and $3 million in 1995, 1994 and 1993, respectively.
     In 1995, the Committee approved the 1995 Stock Option Incentive Plan for middle management employees, under which a maximum of 25 million stock options may be granted. SOIP stock options are expected to be granted annually and are exercisable after 1 year and must be exercised within 10 years after their grant date. In 1995, 4 million stock options were granted resulting in 21 million shares available for future grants at year-end. In 1994 and 1993, grants similar to those under the SOIP were made under the LTIP to a more limited number of middle management employees.

      Stock option activity for 1993, 1994 and 1995 is set forth below:

(options in thousands)                          SharePower        LTIP/SOIP
--------------------------------------------------------------------------------
Outstanding at
 December 26, 1992........................          28,796           32,990
Granted...................................           9,121            2,834
Exercised.................................          (1,958)          (1,412)
Surrendered for PSUs......................               -              (96)
Canceled..................................          (2,524)            (966)
                                                    ------           ------

Outstanding at
 December 25, 1993........................          33,435           33,350
Granted...................................          11,633           16,237
Exercised.................................          (1,820)          (3,052)
Surrendered for PSUs......................               -           (1,541)
Canceled..................................          (3,443)          (2,218)
                                                    ------           ------

Outstanding at
 December 31, 1994........................          39,805           42,776
Granted...................................           8,218            4,977
Exercised.................................          (5,722)          (4,868)
Surrendered for PSUs......................               -             (101)
Canceled..................................          (2,939)          (1,815)
                                                    ------           ------

Outstanding at
 December 30, 1995........................          39,362           40,969
                                                    ======           ======

Exercisable at
 December 30, 1995........................          16,932           15,804
                                                    ======           ======

Option prices per share
  Exercised during 1993................... $17.58 to $36.75   $4.11 to $36.31
  Exercised during 1994................... $17.58 to $36.75   $4.11 to $38.75
  Exercised during 1995................... $17.58 to $46.00   $7.69 to $41.81

  Outstanding at
   year-end 1995.......................... $17.58 to $46.00   $7.69 to $51.19

NOTE 16 - STOCK OFFERING BY AN UNCONSOLIDATED AFFILIATE

In 1993, PepsiCo entered into an arrangement with the principal shareholders of Buenos Aires Embotelladora S.A. (BAESA), a franchised bottler which currently has operations in Brazil, Argentina, Chile, Uruguay and Costa Rica, to form a joint venture. PepsiCo contributed certain assets, primarily bottling operations in Chile and Uruguay, while the principal shareholders contributed all of their shares in BAESA, representing 73% of the voting control and 43% of the ownership interest. Through this arrangement, PepsiCo's beneficial ownership in BAESA, which is accounted for by the equity method, was 26%. Under PepsiCo's partnership agreement with the principal shareholders of BAESA, voting control of BAESA will be transferred to PepsiCo no later than December 31, 1999.
     On March 24, 1994, BAESA completed a public offering of 3 million American Depositary Shares (ADS) at $34.50 per ADS, which are traded on the New York Stock Exchange. In conjunction with the offering, PepsiCo and certain other shareholders exercised options for the equivalent of 2 million ADS. As a result of these transactions, PepsiCo's ownership in BAESA declined to 24%. The transactions generated cash proceeds for BAESA of $136 million. The resulting onetime, noncash gain to PepsiCo was $18 million ($17 million after-tax or $0.02 per share).

NOTE 17 - ACQUISITIONS AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During 1995, PepsiCo completed acquisitions and investments in unconsolidated affiliates aggregating $475 million, principally for cash. In addition, approximately $15 million of debt was assumed in these transactions. This activity included equity investments in international franchised bottling operations, primarily Grupo Embotellador de Mexico, S.A. (GEMEX) in Mexico, and in Simba, a snack food operation in South Africa. In addition, acquisitions included worldwide restaurant operations, primarily in New Zealand and the buyout of a joint venture partner in Singapore, and worldwide bottling operations.
     PepsiCo formed a joint venture with the principal shareholder of GEMEX, an unconsolidated franchised bottling affiliate in Mexico. PepsiCo acquired a 27% interest for $207 million in cash and the contribution of a small company-owned bottling operation and our interest in an existing small franchised bottling joint venture with GEMEX. In addition, PepsiCo provided the principal shareholder of GEMEX a seven-year put option which allows the shareholder to sell up to 150 million GEMEX shares (which represented about 11% of GEMEX's outstanding shares at the date of the transaction) to PepsiCo at 66 2/3 cents per share, which approximated the market value at the date of the transaction. This is equivalent to 8.3 million of GEMEX American Depository Receipts (ADRs) at $12 per ADR. This option was valued at $26 million at the date of the transaction. Under PepsiCo's agreement with the principal shareholder of GEMEX, voting control of GEMEX will be transferred to PepsiCo no later than December 31, 2002.
     During 1994, PepsiCo completed acquisitions and investments in unconsolidated affiliates aggregating $355 million, principally for cash. In addition, approximately $41 million of debt was assumed in these transactions, most of which was subsequently retired. This activity included equity investments in international franchised bottling operations, primarily in Thailand and China, and acquisitions of international and U.S. franchised restaurant operations and franchised and independent bottling operations, primarily in India and Mexico.
     During 1993, PepsiCo completed acquisitions and investments in unconsolidated affiliates aggregating $1.4 billion, principally comprised of $1.0 billion in cash and $335 million in PepsiCo capital stock.

Approximately $307 million of debt was assumed in these transactions, more than half of which was subsequently retired. This activity included acquisitions of U.S. and international franchised restaurant operations, the buyout of PepsiCo's joint venture partners in a franchised bottling operation in Spain and the related acquisition of their fruit-flavored beverage concentrate operation, the acquisition of the remaining 85% interest in a large franchised bottling operation in the Northwestern U.S., the acquisition of Chevys, a regional Mexican-style casual dining restaurant chain in the U.S., and equity investments in certain franchised bottling operations in Argentina and Mexico.
     The acquisitions have been accounted for by the purchase method; accordingly, their results are included in the Consolidated Financial Statements from their respective dates of acquisition. The aggregate impact of acquisitions was not material to PepsiCo's net sales, net income or net income per share; accordingly, no related pro forma information is provided.

NOTE 18 - CONTINGENCIES

PepsiCo is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on PepsiCo's annual results of operations or financial condition. At year-end 1995 and 1994, PepsiCo was contingently liable under guarantees aggregating $283 million and $187 million, respectively. The guarantees are primarily issued to support financial arrangements of certain PepsiCo joint ventures, and bottling and restaurant franchisees. PepsiCo manages the risk associated with these guarantees by performing appropriate credit reviews in addition to retaining certain rights as a joint venture partner or franchisor. See Note 9 for information related to the fair value of the guarantees.

NOTE 19 - BUSINESS SEGMENTS

PepsiCo operates on a worldwide basis within three industry segments: beverages, snack foods and restaurants.

Beverages
---------
The beverage segment ("Beverages") markets and distributes its Pepsi-Cola, Diet Pepsi, Mountain Dew and other brands worldwide, and 7UP, Diet 7UP, Mirinda, Pepsi Max and other brands internationally. Beverages manufactures concentrates of its brands for sale to franchised bottlers worldwide. Beverages operates bottling plants and distribution facilities located in the U.S. and in various international markets for the production of company-owned and non-company-owned brands. Beverages also manufactures and distributes ready-to-drink Lipton tea products in the U.S. and Canada.
     Beverages products are available in 193 countries outside the U.S., including emerging markets such as China, Hungary, India, Poland and Russia. Principal international markets include Argentina, Brazil, Canada, China, Japan, Mexico, Saudi Arabia, Spain, Thailand, the U.K. and Venezuela. Beverages' joint venture ("JV") investments are primarily in franchised bottling and distribution operations. Internationally, the largest JVs are GEMEX (Mexico), BAESA (South America) and Serm Suk (Thailand), as well as the aggregate of several JVs in China. The primary JV in the U.S. is General Bottlers.

Snack Foods
-----------
The snack food segment ("Snack Foods") manufactures, distributes and markets salty and sweet snacks worldwide, with Frito-Lay representing the U.S. business. Products manufactured and distributed in the U.S. (primarily salty snacks) include Lay's and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips, Chee.tos brand cheese flavored snacks, Rold Gold brand pretzels, a variety of dips and salsas and other brands. Snack Foods products are available in 39 countries outside the U.S. Principal international markets include Australia, Brazil, Canada, France, Mexico, the Netherlands, Poland, Spain and the U.K. International snack foods manufactures and distributes salty snacks in all countries and sweet snacks in certain countries, primarily in France, Mexico and Poland. Snack Foods has investments in several JVs outside the U.S., the largest of which are Snack Ventures Europe
(SVE), a JV with General Mills, Inc., which has operations on most of the European continent, and a recent investment in Simba, a snack food operation in South Africa.

Restaurants
-----------
The restaurant segment ("Restaurants") is engaged principally in the operation, development, franchising and licensing of the worldwide Pizza Hut, Taco Bell and KFC concepts. Restaurants also operates other smaller U.S. concepts which are managed by Taco Bell (Hot `n Now and Chevys) and Pizza Hut (East Side Mario's). PFS, PepsiCo's restaurant distribution operation, provides food, supplies and equipment to company-operated, franchised and licensed units, principally in the U.S. Net sales and the related estimated operating profit of PFS' franchisee and licensee operations have been allocated to each restaurant chain.

     Pizza Hut, Taco Bell and KFC operate throughout the U.S. Pizza Hut, KFC and, to a lesser extent, Taco Bell operate in 93 countries outside the U.S. Principal international markets include Australia, Canada, Japan, Korea, Mexico, New Zealand, Spain and the U.K. Restaurants has investments in several JVs outside the U.S., the most significant of which are located in Japan and the U.K. PepsiCo also participates in a JV which operates California Pizza Kitchen
(CPK), a U.S. casual dining restaurant chain.
     In 1995, PepsiCo changed the presentation of its restaurant segment to provide information by each of PepsiCo's major U.S. concepts, which include the smaller concepts managed by Pizza Hut and Taco Bell, and in total for the international operations, to more closely reflect how we currently manage the business. Prior year amounts have been restated.
     Unallocated expenses, net included corporate headquarters expenses, minority interests, primarily in the Gamesa (Mexico) and Wedel (Poland) snack food businesses, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments. Corporate identifiable assets consist principally of cash and cash equivalents and short-term investments, primarily held outside the U.S.
     PepsiCo has invested in about 80 joint ventures in which it exercises significant influence but not control. As noted above, the JVs are primarily international and principally within PepsiCo's three industry segments. Equity in net (loss) income of these unconsolidated affiliates was ($3) million, $38 million, and $30 million in 1995, 1994 and 1993, respectively. Excluding the initial charge upon adoption of SFAS 121 (see Accounting Changes below), 1995 equity in net income was $14 million. The $24 million decline in 1995 primarily reflected increased losses in our international beverages affiliates in Mexico, reflecting the devaluation of the Mexican peso, costs related to the formation of the GEMEX JV and an unrealized loss on a put option issued in connection with the formation of the GEMEX JV (see Notes 7 and 17). This decline was partially offset by increased equity in net income from our Pepsi-Lipton Tea partnership and SVE. The increase in 1994 primarily reflected increased profit at SVE. Dividends received from these unconsolidated affiliates totaled $29 million, $33 million and $16 million in 1995, 1994 and 1993, respectively.
     PepsiCo's year-end investments in unconsolidated affiliates totaled $1.6 billion in 1995 and $1.3 billion in 1994. The increase in 1995 reflected the acquisition of a 27% interest in GEMEX and the investment in Simba (see Note
17), advances to BAESA and investments in international franchised bottling operations in China, partially offset by dividends received and equity in net loss that are discussed above. Significant investments in unconsolidated affiliates at year-end 1995 included $244 million in General Bottlers, $201 million in GEMEX, $168 million in BAESA, $157 million in a KFC Japan JV, $147 million in CPK and $107 million in SVE.

ITEMS AFFECTING COMPARABILITY

NET REFRANCHISING GAINS
Restaurant operating profit in 1995 included net gains of $51 million from sales of restaurants to franchisees by Pizza Hut, Taco Bell and International in excess of the cost of closing other restaurants in all of our concepts (net gains at Pizza Hut-$24 million and Taco Bell-$38 million; net losses at KFC-($7) million and International-($4) million).

FISCAL YEAR
Fiscal year 1994 consisted of 53 weeks and the years 1990 through 1993 and 1995 consisted of 52 weeks. The fifty-third week increased 1994 net sales by an estimated $434 million, increasing beverage, snack food and restaurant net sales by $119 million, $143 million and $172 million, respectively. The estimated impact of the fifty-third week on 1994 operating profit was $65 million, increasing beverage, snack food and restaurant operating profit by $17 million, $26 million and $23 million, respectively, and increasing unallocated expenses, net by $1 million.

UNUSUAL ITEMS
Unusual charges totaled $193 million in 1992 and $170 million in 1991. These unusual items were as follows:

     Beverages - 1992 included $145 million in charges consisting of $115 million and $30 million to reorganize and streamline U.S. and international operations, respectively.
     Snack Foods - 1992 included a $40 million charge, principally to consolidate the Walkers businesses in the U.K. 1991 included $127 million in charges consisting of $91 million and $24 million to streamline U.S. and U.K. operations, respectively, and $12 million to dispose of all or part of a small unprofitable business in Japan.
     Restaurants - 1991 included $43 million in charges at KFC primarily to streamline operations.
     Unallocated expenses, net - 1992 included an $8 million charge to streamline operations of the SVE joint venture.
     See Management's Analysis - Beverages performance on pages 22 through 27 for additional information on the 1992 beverage restructurings.

ACCOUNTING CHANGES
PepsiCo adopted SFAS 121 as of the beginning of the fourth quarter of 1995. See
Note 2. The initial, noncash charge upon adoption reduced operating profit as follows:
                     International Beverages ................ $ 62
                     International Snack Foods .............     4
                     Restaurants
                      Pizza Hut U.S. ........................   68
                      Taco Bell U.S. (a) ....................  169
                      KFC U.S. ..............................   65
                                                              ----
                       Total U.S. Restaurants................  302
                      International Restaurants..............  135
                                                              ----
                     Combined Segments ......................  503
                     Equity (Loss) Income (b) ...............   17
                                                              ----
                                                              $520
                                                              ====
     (a) Hot `n Now and Chevys incurred $103 of this charge, with Hot `n Now responsible for almost all of the charge.
     (b)  Primarily related to CPK.

     Included in the initial charge above was $68 million related to restaurants for which closure decisions were made during the fourth quarter (Pizza Hut-$21 million, Taco Bell-$16 million, KFC-$6 million, International-$21 million and equity (loss) income-$4 million). As a result of the reduced carrying amount of certain of PepsiCo's assets used in the business, depreciation and amortization expense for the fourth quarter of 1995 was reduced by $21 million, affecting international beverages by $4 million, restaurants by $16 million and equity (loss) income by $1 million.
     In 1994, PepsiCo adopted a preferred method for calculating the market-related value of plan assets used in determining annual pension expense (see Note 13) and extended the depreciable lives on certain Pizza Hut U.S. delivery assets. As compared to the previous accounting methods, these changes increased 1994 operating profit by $49 million, increasing beverage, snack food and restaurant segment operating profit by $12 million, $15 million and $20 million, respectively, and decreasing 1994 unallocated expenses, net by $2 million.
     In 1992, PepsiCo adopted Statements of Financial Accounting Standards No. 106 and 109, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and "Accounting for Income Taxes," respectively. As compared to the previous accounting methods, these changes reduced 1992 operating profit by $73 million, decreasing beverage, snack food and restaurant segment operating profit by $22 million, $31 million and $16 million, respectively, and increasing 1992 unallocated expenses, net by $4 million.

------------------------------------------------------------------------------
INDUSTRY SEGMENTS - NET SALES                    (page 1 of 5)

------------------------------------------------------------------------------
                Growth Rate
                1990-1995(a)   1995      1994      1993      1992       1991

------------------------------------------------------------------------------
Beverages:
   U.S.              7%     $ 6,977   $ 6,541   $ 5,918   $ 5,485    $ 5,171
   International    19%       3,571     3,146     2,720     2,121      1,744
                            -------   -------   -------   -------    -------
                    10%      10,548     9,687     8,638     7,606      6,915
                            -------   -------   -------   -------    -------

Snack Foods:
   U.S.             10%       5,495     5,011     4,365     3,950      3,738
   International    19%       3,050     3,253     2,662     2,182      1,512
                            -------   -------   -------   -------    -------
                    12%       8,545     8,264     7,027     6,132      5,250
                            -------   -------   -------   -------    -------

Restaurants:
   U.S.             11%       9,202     8,694     8,026     7,115      6,258
   International    25%       2,126     1,827     1,330     1,117        869
                            -------   -------   -------   -------    -------
                    13%      11,328    10,521     9,356     8,232      7,127
                            -------   -------   -------   -------    -------

COMBINED SEGMENTS
   U.S.              9%      21,674    20,246    18,309    16,550     15,167
   International    20%       8,747     8,226     6,712     5,420      4,125
                            -------   -------   -------   -------    -------
                    12%     $30,421   $28,472   $25,021   $21,970    $19,292
                            =======   =======   =======   =======    =======

------------------------------------------------------------------------------
BY U.S. RESTAURANT CHAIN
   Pizza Hut         8%     $ 3,977   $ 3,712   $ 3,595   $ 3,183    $ 2,937
   Taco Bell        15%       3,503     3,340     2,855     2,426      2,017
   KFC               9%       1,722     1,642     1,576     1,506      1,304
                            -------   -------   -------   -------    -------
                    11%     $ 9,202   $ 8,694   $ 8,026   $ 7,115    $ 6,258
                            =======   =======   =======   =======    =======

------------------------------------------------------------------------------
(a)   Five-year compounded annual growth rate.

------------------------------------------------------------------------------
INDUSTRY SEGMENTS - OPERATING PROFIT (b)         (page 2 of 5)

------------------------------------------------------------------------------
                Growth Rate
                1990-1995(a)  1995      1994      1993      1992       1991

------------------------------------------------------------------------------
Beverages:
   U.S.             11%     $1,145    $1,022    $  937    $  686     $  746
   International    19%        164       195       172       113        117
                            ------    ------    ------    ------     ------
                    12%      1,309     1,217     1,109       799        863
                            ------    ------    ------    ------     ------

Snack Foods:
   U.S.              9%      1,132     1,025       901       776        617
   International    14%        300       352       289       209        140
                            ------    ------    ------    ------     ------
                    10%      1,432     1,377     1,190       985        757
                            ------    ------    ------    ------     ------

Restaurants:
   U.S.             10%        451       659       685       598        480
   International     8%        (21)       71        93       120         96
                            ------    ------    ------    ------     ------
                     9%        430       730       778       718        576
                            ------    ------    ------    ------     ------

Combined Segments
   U.S.             10%      2,728     2,706     2,523     2,060      1,843
   International    14%        443       618       554       442        353
                            ------    ------    ------    ------     ------
                    10%      3,171     3,324     3,077     2,502      2,196

Equity (Loss) Income            (3)       38        30        40         32

Unallocated
 Expenses, net                (181)     (161)     (200)     (171)      (116)
                            ------    ------    ------    ------     ------

Operating Profit    11%     $2,987    $3,201    $2,907    $2,371     $2,112
                            ======    ======    ======    ======     ======

------------------------------------------------------------------------------
BY U.S. RESTAURANT CHAIN
   Pizza Hut         9%     $  308    $  285    $  338    $  300     $  286
   Taco Bell        12%        105       273       256       214        183
   KFC               7%         38       101        91        84         11
                            ------    ------    ------    ------     ------
                    10%     $  451    $  659    $  685    $  598     $  480
                            ======    ======    ======    ======     ======

------------------------------------------------------------------------------
(a) Five-year compounded annual growth rate. Growth rates exclude the impacts of the initial, noncash charge upon adoption of SFAS 121 in 1995 (see Accounting Changes on page F-35) and the previously disclosed 1990 unusual items affecting U.S. beverages and snack foods, worldwide restaurants and unallocated expenses, net.
(b) The amounts for the years 1991-1995 represent reported amounts. See page F-34 for Items Affecting Comparability.

-----------------------------------------------------------------------
GEOGRAPHIC AREAS (c)                             (page 3 of 5)
-----------------------------------------------------------------------

                                             NET SALES
                                   -----------------------------
                                     1995       1994        1993
-----------------------------------------------------------------------
United States                     $21,674    $20,246     $18,309
Europe                              2,783      2,177       1,819
Mexico                              1,228      2,023       1,614
Canada                              1,299      1,244       1,206
Other                               3,437      2,782       2,073
                                  -------    -------     -------

COMBINED SEGMENTS                 $30,421    $28,472     $25,021
                                  =======    =======     =======
-----------------------------------------------------------------------
                                  SEGMENT OPERATING PROFIT (LOSS)
                                  -------------------------------
                                     1995(d)    1994        1993
-----------------------------------------------------------------------
United States                     $ 2,728    $ 2,706     $ 2,523
Europe                                (65)        17          47
Mexico                                 80        261         223
Canada                                 86         82         102
Other                                 342        258         182
                                  -------    -------     -------

COMBINED SEGMENTS                 $ 3,171    $ 3,324     $ 3,077
                                  =======    =======     =======
-----------------------------------------------------------------------
                                       IDENTIFIABLE ASSETS
                                  ------------------------------
                                     1995       1994        1993
-----------------------------------------------------------------------
United States                     $14,505    $14,218     $13,590
Europe                              3,127      3,062       2,666
Mexico                                637        995       1,217
Canada                              1,344      1,342       1,364
Other                               2,629      2,196       1,675
                                  -------    -------     -------

COMBINED SEGMENTS                  22,242     21,813      20,512

Investments in Unconsolidated
 Affiliates                         1,635      1,295       1,091
Corporate                           1,555      1,684       2,103
                                  -------    -------     -------

                                  $25,432    $24,792     $23,706
                                  =======    =======     =======
----------------------------------------------------------------------
(c) The results of centralized concentrate manufacturing operations in Puerto Rico and Ireland have been allocated based upon sales to the respective geographic areas.
(d) The initial charge upon adoption of SFAS 121 (see Accounting Changes on page F-35) reduced combined segment operating profit by $503 (United States
     - $302, Europe - $119, Mexico - $21, Canada - $30, Other - $31).

-----------------------------------------------------------------------
INDUSTRY SEGMENTS                                (page 4 of 5)
-----------------------------------------------------------------------
                                 AMORTIZATION OF INTANGIBLE ASSETS
                Growth Rate     ----------------------------------
                1990-1995 (a)        1995        1994       1993
-----------------------------------------------------------------------
Beverages            7%           $   166    $   165     $   157
Snack Foods          2%                41         42          41
Restaurants         23%               109        105         106
                                  -------    -------     -------
                    10%           $   316    $   312     $   304
                                  =======    =======     =======
By U.S. Restaurant Chain
 Pizza Hut          14%           $    36    $    38     $    35
 Taco Bell          24%                23         27          23
 KFC                18%                18         22          23
                                  -------    -------     -------
  Total U.S.        16%                77         87          81
International       61%                32         18          25
                                  -------    -------     -------
                    23%           $   109    $   105     $   106
                                  =======    =======     =======
-----------------------------------------------------------------------
                                         DEPRECIATION EXPENSE
                Growth Rate     ----------------------------------
                1990-1995 (a)        1995        1994       1993
-----------------------------------------------------------------------
Beverages           15%           $   445    $   385     $   359
Snack Foods          9%               304        297         279
Restaurants         17%               579        539         457
Corporate                               7          7           7
                                  -------    -------     -------
                    14%           $ 1,335    $ 1,228     $ 1,102
                                  =======    =======     =======
By U.S. Restaurant Chain
 Pizza Hut          13%           $   189    $   178     $   159
 Taco Bell          21%               179        153         122
 KFC                11%               101        107         101
                                  -------    -------     -------
  Total U.S.        15%               469        438         382
International       27%               110        101          75
                                  -------    -------     -------
                    17%           $   579    $   539     $   457
                                  =======    =======     =======
-----------------------------------------------------------------------
                                        IDENTIFIABLE ASSETS
               Growth Rate        ------------------------------
               1990-1995 (a)         1995        1994       1993
-----------------------------------------------------------------------
Beverages            9%           $10,032    $ 9,566     $ 9,105
Snack Foods          7%             5,451      5,044       4,995
Restaurants         14%             6,759      7,203       6,412
Investments in
 Unconsolidated
 Affiliates          9%             1,635      1,295       1,091
Corporate                           1,555      1,684       2,103
                                  -------    -------     -------
                     8%           $25,432    $24,792     $23,706
                                  =======    =======     =======
By U.S. Restaurant Chain
 Pizza Hut           8%           $ 1,700    $ 1,832     $ 1,733
 Taco Bell          19%             2,276      2,327       2,060
 KFC                 7%             1,111      1,253       1,265
                                  -------    -------     -------
  Total U.S.        12%             5,087      5,412       5,058
International       27%             1,672      1,791       1,354
                                  -------    -------     -------
                    14%           $ 6,759    $ 7,203     $ 6,412
                                  =======    =======     =======
-----------------------------------------------------------------------
(a)   Five-year compounded annual growth rate.

-----------------------------------------------------------------------
INDUSTRY SEGMENTS                                (page 5 of 5)
-----------------------------------------------------------------------
                                        CAPITAL SPENDING (e)
                Growth Rate       -----------------------------
                1990-1995 (a)       1995       1994        1993
-----------------------------------------------------------------------
Beverages           11%           $  566     $  677      $  491
Snack Foods         15%              769        532         491
Restaurants         10%              750      1,072       1,005
Corporate                             34          7          21
                                  ------     ------      ------
                    12%           $2,119     $2,288      $2,008
                                  ======     ======      ======

U.S.                12%           $1,496     $1,492      $1,388
International       13%              623        796         620
                                  ------     ------      ------
                    12%           $2,119     $2,288      $2,008
                                  ======     ======      ======

By U.S. Restaurant Chain:
 Pizza Hut           1%           $  168     $  225      $  209
 Taco Bell          17%              305        442         442
 KFC                 -%               93         69         106
                                  ------     ------      ------
  Total U.S.         8%              566        736         757
International       20%              184        336         248
                                  ------     ------      ------
                    10%           $  750     $1,072      $1,005
                                  ======     ======      ======
-----------------------------------------------------------------------
                                   ACQUISITIONS AND INVESTMENTS
                                 IN UNCONSOLIDATED AFFILIATES (f)
                                 --------------------------------
                                    1995       1994        1993
-----------------------------------------------------------------------
Beverages                         $  323     $  195      $  711
Snack Foods                           82         12          76
Restaurants                           70        148         589
                                  ------     ------      ------
                                  $  475     $  355      $1,376
                                  ======     ======      ======

U.S.                              $   73     $   88      $  757
International                        402        267         619
                                  ------     ------      ------
                                  $  475     $  355      $1,376
                                  ======     ======      ======

By U.S. Restaurant Chain
 Pizza Hut                        $    3     $   52      $  219
 Taco Bell                            34         32         187
 KFC                                   -          -          30
                                  ------     ------      ------
  Total U.S.                          37         84         436
International                         33         64         153
                                  ------     ------      ------
                                  $   70     $  148      $  589
                                  ======     ======      ======
----------------------------------------------------------------------
(a)  Five-year compounded annual growth rate.
(e) Included immaterial, noncash amounts related to capital leases, largely in the restaurant segment.
(f) Included noncash amounts related to treasury stock and debt issued of $9 in 1995, $39 in 1994 and $365 in 1993. Of these noncash amounts, 100%, 86% and 35%, respectively, related to the restaurant segment and the balance related to the beverage segment.

Management's Responsibility for Financial Statements

To Our Shareholders:

Management is responsible for the reliability of the consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and assumptions, as required. The financial statements have been audited and reported on by our independent auditors, KPMG Peat Marwick LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that management representations made to the independent auditors were valid and appropriate.

     PepsiCo maintains a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. PepsiCo's internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to our financial reporting process and our controls to safeguard assets through periodic meetings with our independent auditors, internal auditors and management. Both our independent auditors and internal auditors have free access to the Audit Committee.

     Although no cost effective internal control system will preclude all errors and irregularities, we believe our controls as of December 30, 1995 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.




Wayne Calloway                                 Robert L. Carleton
Chairman of the Board                          Senior Vice President
and Chief Executive Officer                    and Controller



Robert G. Dettmer
Executive Vice President
and Chief Financial Officer

February 6, 1996

Report of Independent Auditors


Board of Directors and Shareholders
PepsiCo, Inc.


We have audited the accompanying consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 30, 1995. These consolidated financial statements are the responsibility of PepsiCo, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, PepsiCo, Inc. in 1995 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As discussed in Notes 13 and 14 to the consolidated financial statements, PepsiCo, Inc. in 1994 changed its method for calculating the market-related value of pension plan assets used in the determination of pension expense and adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," respectively.



                                           KPMG Peat Marwick LLP
New York, New York
February 6, 1996

-----------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA                        (page 1 of 4)
($ in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

-----------------------------------------------------------------------
                                                     First Quarter
                                                      (12 Weeks)
                                                    1995           1994
-----------------------------------------------------------------------
Net sales......................................  $ 6,191          5,729
Gross profit...................................  $ 3,169          2,944
Operating profit...............................  $   629            550
Income before income taxes and cumulative
 effect of accounting changes..................  $   496            438
Provision for income taxes.....................  $   175            155
Income before cumulative effect of
 accounting changes............................  $   321            283
Cumulative effect of accounting changes (e)....  $     -            (32)
Net income.....................................  $   321            251
Income (charge) per share
  Income before cumulative effect of
   accounting changes..........................  $  0.40           0.35
  Cumulative effect of accounting
   changes (e).................................  $     -          (0.04)
Net income per share...........................  $  0.40           0.31
Cash dividends declared per share..............  $  0.18           0.16
Stock price per share (f)
  High.........................................  $    41         42 1/2
  Low..........................................  $33 7/8         35 3/4
  Close........................................  $40 1/4         37 5/8
--------------------------------------------------------------------------------
(e) Represented the cumulative net effect related to years prior to 1994 of adopting SFAS 112, "Employers' Accounting for Postemployment Benefits," and the change to a preferred method for calculating the market-related value of pension plan assets. See Notes 14 and 13, respectively.
(f) Represented the high, low and closing prices for a share of PepsiCo capital stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for each respective period.

--------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA                        (page 2 of 4)
($ in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

--------------------------------------------------------------------------
                                                    Second Quarter
                                                      (12 Weeks)
                                                    1995           1994(a)
--------------------------------------------------------------------------
Net sales......................................  $ 7,286          6,557
Gross profit...................................  $ 3,735          3,420
Operating profit...............................  $   869            785
Income before income taxes.....................  $   735            672
Provision for income taxes.....................  $   248            225
Net income ....................................  $   487            447
Net income per share...........................  $  0.61           0.55
Cash dividends declared per share..............  $  0.20           0.18
Stock price per share (f)
  High.........................................  $    49         37 3/4
  Low..........................................  $37 7/8         29 7/8
  Close........................................  $46 5/8         31 1/8
--------------------------------------------------------------------------------
(a) Included an $18 gain ($17 after-tax or $0.02 per share) arising from a public share offering by BAESA, an unconsolidated franchised bottling affiliate in South America. See Note 16.
(f) Represented the high, low and closing prices for a share of PepsiCo capital stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for each respective period.

----------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA                        (page 3 of 4)
($ in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

-----------------------------------------------------------------------
                                                     Third Quarter
                                                      (12 Weeks)
                                                    1995           1994
-----------------------------------------------------------------------
Net sales......................................  $ 7,693          7,064
Gross profit...................................  $ 3,942          3,684
Operating profit...............................  $ 1,031            962
Income before income taxes.....................  $   901            830
Provision for income taxes.....................  $   284            289
Net income ....................................  $   617            541
Net income per share...........................  $  0.77           0.68
Cash dividends declared per share..............  $  0.20           0.18
Stock price per share (f)
  High.........................................  $47 7/8         34 5/8
  Low..........................................  $43 1/4         29 1/4
  Close........................................  $45 3/4         33 3/4
-----------------------------------------------------------------------
                                                    Fourth Quarter
                                                     (16/17 Weeks) (d)
                                                    1995(b)(c)     1994
-----------------------------------------------------------------------
Net sales......................................  $ 9,251          9,122
Gross profit...................................  $ 4,689          4,709
Operating profit...............................  $   458            904
Income before income taxes.....................  $   300            724
Provision for income taxes.....................  $   119            211
Net income ....................................  $   181            513
Net income per share...........................  $  0.22           0.64
Cash dividends declared per share..............  $  0.20           0.18
Stock price per share (f)
  High.........................................  $58 3/4         37 3/8
  Low..........................................  $45 5/8         32 1/4
  Close........................................  $55 7/8         36 1/4
-----------------------------------------------------------------------
(b) Included the initial, noncash charge of $520 ($384 after-tax or $0.48 per share) upon adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," at the beginning of the fourth quarter. As a result of the reduced carrying amount of certain long-lived assets to be held and used in the business, depreciation and amortization expense for the fourth quarter was reduced by $21 ($15 after-tax or $0.02 per share). See Note 2.
(c) Included a net gain of $51 ($27 after-tax or $0.03 per share), primarily in the fourth quarter, from sales of restaurants to franchisees in excess of the cost of closing other restaurants.
(d) Fiscal years 1995 and 1994 consisted of 52 and 53 weeks, respectively. The fifty-third week increased 1994 fourth quarter and full-year earnings by an estimated $54 ($35 after-tax or $0.04 per share).
(f) Represented the high, low and closing prices for a share of PepsiCo capital stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for each respective period.

-------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA                        (page 4 of 4)
($ in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

-------------------------------------------------------------------------
                                                       Full Year
                                                      (52/53 Weeks)(d)
                                                    1995(b)(c)     1994(a)
-------------------------------------------------------------------------
Net sales......................................  $30,421         28,472
Gross profit...................................  $15,535         14,757
Operating profit...............................  $ 2,987          3,201
Income before income taxes and cumulative
 effect of accounting changes..................  $ 2,432          2,664
Provision for income taxes.....................  $   826            880
Income before cumulative effect of
 accounting changes............................  $ 1,606          1,784
Cumulative effect of accounting changes (e)....  $     -            (32)
Net income.....................................  $ 1,606          1,752
Income (charge) per share
  Income before cumulative effect of
   accounting changes..........................  $  2.00           2.22
  Cumulative effect of accounting
   changes (e).................................  $     -          (0.04)
Net income per share...........................  $  2.00           2.18
Cash dividends declared per share..............  $  0.78           0.70
Stock price per share (f)
  High.........................................  $58 3/4         42 1/2
  Low..........................................  $33 7/8         29 1/4
  Close........................................  $55 7/8         36 1/4
-----------------------------------------------------------------------
(a) Included an $18 gain ($17 after-tax or $0.02 per share) arising from a public share offering by BAESA, an unconsolidated franchised bottling affiliate in South America. See Note 16.
(b) Included the initial, noncash charge of $520 ($384 after-tax or $0.48 per share) upon adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," at the beginning of the fourth quarter. As a result of the reduced carrying amount of certain long-lived assets to be held and used in the business, depreciation and amortization expense for the fourth quarter was reduced by $21 ($15 after-tax or $0.02 per share). See Note 2.
(c) Included a net gain of $51 ($27 after-tax or $0.03 per share), primarily in the fourth quarter, from sales of restaurants to franchisees in excess of the cost of closing other restaurants.
(d) Fiscal years 1995 and 1994 consisted of 52 and 53 weeks, respectively. The fifty-third week increased 1994 fourth quarter and full-year earnings by an estimated $54 ($35 after-tax or $0.04 per share).
(e) Represented the cumulative net effect related to years prior to 1994 of adopting SFAS 112, "Employers' Accounting for Postemployment Benefits," and the change to a preferred method for calculating the market-related value of pension plan assets. See Notes 14 and 13, respectively.
(f) Represented the high, low and closing prices for a share of PepsiCo capital stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for each respective period.

------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                  (Page 1 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
------------------------------------------------------------------------------
                                                      Growth Rates
                                             ---------------------------
                                                 Compounded       Annual
                                             -----------------   -------
                                             10-Year    5-Year    1-Year
                                             1985-95   1990-95   1994-95
                                             -------   -------   -------
SUMMARY OF OPERATIONS
Net sales.................................        15%       12%        7%
Operating profit..........................        14%        8%       (7)%
Gain on stock offering by an
 unconsolidated affiliate (j).............
Interest expense, net.....................
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes                     14%        8%       (9)%
Income from continuing operations
 before cumulative effect of
 accounting changes.......................        14%        8%      (10)%
Cumulative effect of accounting
 changes (k)..............................
Net income (l)............................        11%        8%       (8)%
CASH FLOW DATA (m)
Provided by operating activities..........        16%       12%        1%
Capital spending..........................        11%       12%       (7)%
Operating free cash flow..................        43%       12%       12%
Dividends paid............................        14%       15%       11%
Purchases of treasury stock...............
Acquisitions and investments in
 unconsolidated affiliates................
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes.......................        15%        8%      (10)%
Cumulative effect of accounting
 changes (k)..............................
Net income (l)............................        12%        8%       (8)%
Cash dividends declared...................        15%       15%       11%
Book value per share at year-end..........        15%        8%        7%
Market price per share at year-end........        22%       17%       54%
Number of shares repurchased..............
Shares outstanding at year-end............
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................
BALANCE SHEET
Total assets..............................        16%        8%        1%
Long-term debt............................        22%        8%       (4)%
Total debt (o)............................        20%        4%       (3)%
Shareholders' equity......................
STATISTICS
Return on average shareholders'
 equity (p)...............................
Market net debt ratio (q).................
Historical cost net debt ratio (r)........
Employees.................................        12%        9%        2%

------------------------------------------------------------------------------

SELECTED FINANCIAL DATA                                  (Page 2 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
------------------------------------------------------------------------------

                                           1995(a)(b) 1994(c)(d)   1993(e)
------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales................................. $30,421     28,472       25,021
Operating profit.......................... $ 2,987      3,201        2,907
Gain on stock offering by an
 unconsolidated affiliate (j).............       -         18            -
Interest expense, net.....................    (555)      (555)        (484)
                                           -------    -------      -------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes............. $ 2,432      2,664        2,423
                                           =======    =======      =======
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $ 1,606      1,784        1,588
Cumulative effect of accounting
 changes (k).............................. $     -        (32)           -
Net income (l)............................ $ 1,606      1,752        1,588
CASH FLOW DATA (m)
Provided by operating activities.......... $ 3,742      3,716        3,134
Capital spending..........................   2,104      2,253        1,982
                                           -------    -------      -------
Operating free cash flow.................. $ 1,638      1,463        1,152
                                           =======    =======      =======
Dividends paid............................ $   599        540          462
Purchases of treasury stock............... $   541        549          463
Acquisitions and investments in
 unconsolidated affiliates................ $   466        316        1,011
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $  2.00       2.22         1.96
Cumulative effect of accounting
 changes (k).............................. $     -      (0.04)           -
Net income (l)............................ $  2.00       2.18         1.96
Cash dividends declared................... $ 0.780      0.700        0.610
Book value per share at year-end.......... $  9.28       8.68         7.93
Market price per share at year-end........ $55 7/8     36 1/4       41 7/8
Number of shares repurchased..............    12.3       15.0         12.4
Shares outstanding at year-end............     788        790          799
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................     804        804          810
BALANCE SHEET
Total assets.............................. $25,432     24,792       23,706
Long-term debt............................ $ 8,509      8,841        7,443
Total debt (o) ........................... $ 9,215      9,519        9,634
Shareholders' equity...................... $ 7,313      6,856        6,339
STATISTICS
Return on average shareholders'
 equity (p)...............................      23%        27           27
Market net debt ratio (q).................      18%        26           22
Historical cost net debt ratio (r)........      46%        49           50
Employees................................. 480,000    471,000      423,000

--------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                  (Page 3 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------------
                                           1992(f)(g) 1991(h)      1990(i)
--------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales................................. $21,970     19,292       17,516
Operating profit..........................   2,371      2,112        2,042
Gain on stock offering by an
 unconsolidated affiliate (j).............       -          -          118
Interest expense, net.....................    (472)      (452)        (506)
                                           -------    -------      -------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes............. $ 1,899      1,660        1,654
                                           =======    =======      =======
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $ 1,302      1,080        1,091
Cumulative effect of accounting
 changes (k).............................. $  (928)         -            -
Net income (l) ........................... $   374      1,080        1,077
CASH FLOW DATA (m)
Provided by operating activities.......... $ 2,712      2,430        2,110
Capital spending..........................   1,550      1,458        1,180
                                           -------    -------      -------
Operating free cash flow.................. $ 1,162        972          930
                                           =======    =======      =======
Dividends paid............................ $   396        343          294
Purchases of treasury stock............... $    32        195          148
Acquisitions and investments in
 unconsolidated affiliates................ $ 1,210        641          631
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $  1.61       1.35         1.37
Cumulative effect of accounting
 changes (k) ............................. $ (1.15)         -            -
Net income (l) ........................... $  0.46       1.35         1.35
Cash dividends declared................... $ 0.510      0.460        0.383
Book value per share at year-end.......... $  6.70       7.03         6.22
Market price per share at year-end........ $42 1/4     33 3/4       25 3/4
Number of shares repurchased..............     1.0        6.4          6.3
Shares outstanding at year-end............     799        789          788
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................     807        803          799
BALANCE SHEET
Total assets.............................. $20,951     18,775       17,143
Long-term debt............................ $ 7,965      7,806        5,900
Total debt (o) ........................... $ 8,672      8,034        7,526
Shareholders' equity...................... $ 5,356      5,545        4,904
STATISTICS
Return on average shareholders'
 equity (p) ..............................      24%        21           25
Market net debt ratio (q) ................      19%        21           24
Historical cost net debt ratio (r) .......      49%        51           51
Employees................................. 372,000    338,000      308,000

-----------------------------------------------------------------------
SELECTED FINANCIAL DATA                                  (Page 4 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------------
                                           1989       1988(d)      1987
--------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales................................. $15,049     12,381       11,018
Operating profit.......................... $ 1,773      1,342        1,128
Gain on stock offering by an
 unconsolidated affiliate (j) ............       -          -            -
Interest expense, net.....................    (433)      (222)        (182)
                                           -------    -------      -------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes............. $ 1,340      1,120          946
                                           =======    =======      =======
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $   901        762          605
Cumulative effect of accounting
 changes (k) ............................. $     -          -            -
Net income (l) ........................... $   901        762          595
CASH FLOW DATA (m)
Provided by operating activities.......... $ 1,886      1,895        1,335
Capital spending..........................     944        726          771
                                           -------    -------      -------
Operating free cash flow.................. $   942      1,169          564
                                           =======    =======      =======
Dividends paid............................ $   242        199          172
Purchases of treasury stock............... $     -         72           19
Acquisitions and investments in
 unconsolidated affiliates................ $ 3,297      1,416          372
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $  1.13       0.97         0.77
Cumulative effect of accounting
 changes (k) ............................. $     -          -            -
Net income (l) ........................... $  1.13       0.97         0.76
Cash dividends declared................... $ 0.320      0.267        0.223
Book value per share at year-end.......... $  4.92       4.01         3.21
Market price per share at year-end........ $21 3/8     13 1/8       11 1/4
Number of shares repurchased..............       -        6.2          1.9
Shares outstanding at year-end............     791        788          781
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................     796        790          789
BALANCE SHEET
Total assets.............................. $15,127     11,135        9,023
Long-term debt............................ $ 6,077      2,656        2,579
Total debt (o) ........................... $ 6,943      4,107        3,225
Shareholders' equity...................... $ 3,891      3,161        2,509
STATISTICS
Return on average shareholders'
 equity (p) ..............................      26%        27           27
Market net debt ratio (q) ................      26%        24           22
Historical cost net debt ratio (r) .......      54%        43           41
Employees................................. 266,000    235,000      225,000

-----------------------------------------------------------------------
SELECTED FINANCIAL DATA                                  (Page 5 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
-----------------------------------------------------------------------
                                           1986       1985
-----------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales................................. $ 9,017      7,585
Operating profit..........................     829        782
Gain on stock offering by an
 unconsolidated affiliate (j).............       -          -
Interest expense, net.....................    (139)       (99)
                                           -------    -------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes............. $   690        683
                                           =======    =======
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $   464        427
Cumulative effect of accounting
 changes (k).............................. $     -          -
Net income (l)............................ $   458        544
CASH FLOW DATA (m)
Provided by operating activities.......... $ 1,212        817
Capital spending..........................     859        770
                                           -------    -------
Operating free cash flow.................. $   353         47
                                           =======    =======
Dividends paid............................ $   160        161
Purchases of treasury stock............... $   158        458
Acquisitions and investments in
 unconsolidated affiliates................ $ 1,680        160
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes....................... $  0.59       0.51
Cumulative effect of accounting
 changes (k).............................. $     -          -
Net income (l)............................ $  0.58       0.65
Cash dividends declared................... $ 0.209      0.195
Book value per share at year-end.......... $  2.64       2.33
Market price per share at year-end........ $ 8 3/4      7 7/8
Number of shares repurchased..............    20.2       66.0
Shares outstanding at year-end............     781        789
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................     787        842
BALANCE SHEET
Total assets.............................. $ 8,027      5,889
Long-term debt............................ $ 2,633      1,162
Total debt (o) ........................... $ 2,865      1,506
Shareholders' equity...................... $ 2,059      1,838
STATISTICS
Return on average shareholders'
 equity (p) ..............................      24%        23
Market net debt ratio (q) ................      28%        15
Historical cost net debt ratio (r)........      46%        30
Employees................................. 241,000    150,000

--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                  (Page 6 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------------------
All share and per share amounts reflect three-for-one stock splits in 1990 and 1986. Additionally, PepsiCo made numerous acquisitions in most years presented and a few divestitures in certain years. Such transactions did not materially affect the comparability of PepsiCo's operating results for the periods presented, except for certain large acquisitions made in 1986, 1988 and 1989, and the divestiture discussed in (l) below.

(a) Included the initial, noncash charge of $520 ($384 after-tax or $0.48 per share) upon adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," at the beginning of the fourth quarter. As a result of the reduced carrying amount of certain long-lived assets to be held and used in the business, depreciation and amortization expense for the fourth quarter was reduced by $21 ($15 after-tax or $0.02 per share). See Note 2.
(b) Included a net gain of $51 ($27 after-tax or $0.03 per share) from sales of restaurants to franchisees in excess of the cost of closing other restaurants.
(c) Included a benefit of changing to a preferred method for calculating the market-related value of plan assets in 1994, which reduced full-year pension expense by $35 ($22 after-tax or $0.03 per share). See Note 13.
(d) Fiscal years 1994 and 1988 each consisted of 53 weeks. Normally, fiscal years consist of 52 weeks; however, because the fiscal year ends on the last Saturday in December, a week is added every 5 or 6 years. The fifty-third week increased 1994 earnings by approximately $54 ($35 after-tax or $0.04 per share) and 1988 earnings by approximately $23 ($16 after-tax or $0.02 per share).
(e) Included a $30 charge ($0.04 per share) to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase due to 1993 U.S. Federal tax legislation. See Note 11.
(f) Included $193 in unusual charges for restructuring ($129 after-tax or $0.16 per share). See Note 19.
(g) Included increased postretirement benefits expense of $52 ($32 after-tax or $0.04 per share) as a result of adopting SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Included the impact of adopting SFAS 109, "Accounting for Income Taxes," which reduced pretax income by $21 and the provision for income taxes by $34.
(h)  Included $170 in unusual charges ($120  after-tax or $0.15 per share).  See
     Note 19.
(i) Included $83 in unusual charges ($49 after-tax or $0.06 per share) for costs of closing restaurants, U.S. trade receivables exposures, accelerated contributions to the PepsiCo Foundation and a reduction in the carrying amount of an unconsolidated international Pizza Hut affiliate.
(j) The $18 gain ($17 after-tax or $0.02 per share) in 1994 arose from a public share offering by BAESA, an unconsolidated franchised bottling affiliate in South America. See Note 16. The $118 gain ($53 after-tax or $0.07 per share) in 1990 arose from an initial public offering of new shares by an unconsolidated KFC joint venture in Japan and a sale by PepsiCo of a portion of its shares.

--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                  (Page 7 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------------------
(k) Represented the cumulative effect of adopting in 1994 SFAS 112, "Employers' Accounting for Postemployment Benefits," and changing to a preferred method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization (see Notes 14 and 13, respectively) and adopting in 1992 SFAS 106 ($575 ($357 after-tax or $0.44 per share)) and SFAS 109 ($571 tax charge ($0.71 per share)). Prior years were not restated for these changes in accounting.
(l) Included impacts of discontinued operations, the most significant of which were in 1985, which included income of $124 after-tax ($0.15 per share) resulting from PepsiCo disposing of its sporting goods and transportation segments.
(m) Cash flows from other investing and financing activities, which are not presented, are an integral part of total cash flow activity.
(n)  See Net Income Per Share in Note 1.
(o) Total debt includes short-term borrowings and long-term debt, which for 1987 through 1990 included a nonrecourse obligation.
(p) The return on average shareholders' equity is calculated using income from continuing operations before cumulative effect of accounting changes.
(q) The market net debt ratio represents net debt as a percent of net debt plus the market value of equity, based on the year-end stock price. Net debt is total debt, which for this purpose includes the present value of long-term operating lease commitments, reduced by the pro forma remittance of investment portfolios held outside the U.S. For 1987 through 1990, total debt was also reduced by the nonrecourse obligation in the calculation of net debt.
(r) The historical cost net debt ratio represents net debt (see (q) above) as a percent of capital employed (net debt, other liabilities, deferred income taxes and shareholders' equity).

                         PEPSICO, INC. AND SUBSIDIARIES

           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
  FISCAL YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
                                  (IN MILLIONS)


                                             Additions
                                     ---------------------------
                          Balance   Charged              Deduct-    Balance
                             at       to                   ions       at
                          beginning costs and    Other     from       end
                          of year   expenses   additions reserves   of year
                          --------  --------   --------- --------   --------
                                                 (1)       (2)

Deductions from assets:


1995 (52 weeks)
---------------
Allowance for
 doubtful accounts        $151      $ 49        $ 6     $  56         $150
                          ====      ====        ===      ====         ====

Deferred tax assets
  valuation allowance
                          $319      $150        $ 29     $  -         $498
                          ====      ====        ====     ====         ====


1994 (53 weeks)
---------------
Allowance for
 doubtful accounts        $128      $ 59        $  8     $ 44        $151
                          ====      ====        ====     ====        ====


 Deferred tax assets
  valuation allowance     $249      $ 69        $  1     $  -        $319
                          ====      ====        ====     ====        ====

1993 (52 weeks)
---------------
Allowance for
 doubtful accounts        $112      $ 44        $ 17     $ 45        $128
                          ====      ====        ====     ====        ====


Deferred tax asstes
 valuation allowance      $181      $ 68        $  -     $  -        $249
                          ====      ====        ====     ====        ====


     (1)  Other   additions    principally    related   to   acquisitions    and
          reclassifications.

     (2)  Principally accounts written-off.