Form 10-Q
period 1996-03-23
PEPSICO INC
filed 1996-05-06
CIK 77476

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 23, 1996  (12 Weeks)

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

YES   X    NO





Number of shares of Capital Stock outstanding as of April 19, 1996:
1,567,362,908 (Adjusted for two-for-one stock split, effective May 10, 1996.)
PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.


Part I         Financial Information:


                 Condensed Consolidated Statement of
                   Income - 12 weeks ended March 23,
                   1996 and March 25, 1995                    2

                 Condensed Consolidated Statement of
                   Cash Flows - 12 weeks ended
                   March 23, 1996 and March 25, 1995          3

                 Condensed Consolidated Balance Sheet -
                   March 23, 1996 and December 30, 1995        4-5

                 Notes to Condensed Consolidated
                   Financial Statements                     6-8

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition      9-29


                 Independent Accountants' Review Report      30


Part II        Other Information and Signatures           31-32


Exhibit 11     Computation of Net Income Per Share of
                 Capital Stock - Primary and Fully
                 Diluted                                  33-34

Exhibit 12     Computation of Ratio of Earnings to
                 Fixed Charges                            35-36

Exhibit 15     Letter from KPMG Peat Marwick LLP regarding
                 Unaudited Interim Financial Information
                 (Accountants' Acknowledgment)            37-38

Exhibit 27     Financial Data Schedule                       39













- -1-
PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                               12 Weeks Ended
                                             3/23/96   3/25/95


Net Sales                                     $6,554    $6,157

Costs and Expenses, net
   Cost of sales                               3,206     3,022
   Selling, general and administrative
    expenses                                   2,575     2,437
   Amortization of intangible assets              67        69
Operating Profit                                 706       629

   Interest expense                             (141)     (160)
   Interest income                                23        27

Income Before Income Taxes                       588       496

Provision for Income Taxes                       194       175

Net Income                                    $  394    $  321

Net Income Per Share (a)                      $ 0.24    $ 0.20

Cash Dividends Declared Per Share (a)         $ 0.10    $ 0.09

Average Shares Outstanding Used
 To Calculate Net Income Per Share (a)         1,619     1,599



(a) Adjusted to reflect a two-for-one stock split described in Note 2 to Condensed Consolidated Financial Statements.


See accompanying notes.












- -2-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                        12 Weeks Ended
                                                      3/23/96     3/25/95
Cash Flows - Operating Activities
   Net income                                            $ 394      $ 321
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                        374        386
      Deferred income taxes                                  6          1
      Other noncash charges and credits, net               110        106
      Changes in operating working capital,
       excluding effects of acquisitions
        Accounts and notes receivable                       15        (93)
        Inventories                                         (6)       (14)
        Prepaid expenses, taxes and other current
         assets                                            (73)       (46)
        Accounts payable                                  (170)      (240)
        Income taxes payable                                62         (6)
        Other current liabilities                         (244)      (202)
         Net change in operating working capital          (416)      (601)
Net Cash Provided by Operating Activities                  468        213

Cash Flows - Investing Activities
   Acquisitions and investments in unconsolidated
    affiliates                                             (14)       (44)
   Capital spending                                       (370)      (399)
   Sales of property, plant and equipment                   13         14
   Sales of restaurants                                    101          8
   Short-term investments, by original maturity
      More than three months - purchases                   (24)       (47)
      More than three months - maturities                   45         33
      Three months or less, net                             33         11
   Other, net                                              (40)       (56)
Net Cash Used for Investing Activities                    (256)      (480)

Cash Flows - Financing Activities
   Proceeds from issuances of long-term debt               606        366
   Payments of long-term debt                             (156)       (48)
   Short-term borrowings, by original maturity
      More than three months - proceeds                    248        520
      More than three months - payments                   (956)      (768)
      Three months or less, net                            482        395
   Cash dividends paid                                    (158)      (140)
   Purchases of treasury stock                            (331)      (122)
   Proceeds from exercises of stock options                110         38
   Other, net                                              (11)       (10)
Net Cash (Used for) Provided by Financing Activities      (166)       231

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                      (1)        (6)
Net Increase (Decrease) in Cash and
   Cash Equivalents                                         45        (42)
Cash and Cash Equivalents - Beginning of year              382        331
Cash and Cash Equivalents - End of period                $ 427      $ 289

See accompanying notes.
- -3-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                    Unaudited
                                                      3/23/96  12/30/95
Current Assets
  Cash and cash equivalents                           $   427   $   382
  Short-term investments, at cost                       1,062     1,116
                                                        1,489     1,498
  Accounts and notes receivable, less
   allowance:  3/96 - $158, 12/95 - $150                2,405     2,407
  Inventories
    Raw materials and supplies                            520       550
    Finished goods                                        538       501
                                                        1,058     1,051
  Prepaid expenses, taxes and
   other current assets                                   663       590
      Total Current Assets                              5,615     5,546

Investments in Unconsolidated Affiliates                1,631     1,635

Property, Plant and Equipment                          16,886    16,751
Accumulated Depreciation                               (7,037)   (6,881)
                                                        9,849     9,870

Intangible Assets, net                                  7,500     7,584

Other Assets                                              818       797

        Total Assets                                  $25,413   $25,432











Continued on next page.










- -4-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                Unaudited
                                                  3/23/96    12/30/95
Current Liabilities
  Accounts payable                                $ 1,384     $ 1,556
  Short-term borrowings                             1,250         706
  Accrued compensation and benefits                   727         815
  Income taxes payable                                570         387
  Accrued marketing                                   388         469
  Other current liabilities                         1,247       1,297
      Total Current Liabilities                     5,566       5,230

Long-term Debt                                      8,208       8,509

Other Liabilities                                   2,385       2,495

Deferred Income Taxes                               1,891       1,885

Shareholders' Equity
  Capital stock, par value 1 2/3 cents
   per share:
    authorized 3,600 shares, issued 3/96
    and 12/95 - 1,726 shares (a)                       29          29
  Capital in excess of par value (a)                1,111       1,045
  Retained earnings                                 8,967       8,730
  Currency translation adjustment                    (829)       (808)
                                                    9,278       8,996
  Less:  Treasury Stock, at Cost:
    3/96 - 152 shares, 12/95 - 150 shares (a)      (1,915)     (1,683)
      Total Shareholders' Equity                    7,363       7,313

        Total Liabilities and
          Shareholders' Equity                    $25,413     $25,432



(a) Adjusted to reflect a two-for-one stock split described in Note 2 to Condensed Consolidated Financial Statements.


See accompanying notes.











- -5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Condensed Consolidated Balance Sheet at March 23, 1996 and the Condensed Consolidated Statements of Income and Cash Flows for the 12 weeks ended March 23, 1996 and March 25, 1995 have not been audited, but have been prepared in conformity with the accounting principles applied in PepsiCo, Inc. and Subsidiaries' (PepsiCo) 1995 Annual Report on Form 10-K (Annual Report) for the year ended December 30, 1995, except as disclosed in Notes (3) and (4) below. In the opinion of management, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

(2) On May 1, 1996 PepsiCo's Board of Directors authorized a two-for-one stock split of PepsiCo's capital stock effective for shareholders of record at the close of business on May 10, 1996. The number of authorized shares was also increased from 1.8 billion to 3.6 billion. The current and prior period information in the Condensed Consolidated Financial Statements, as well as all other share data in this report, have been adjusted to reflect this stock split and the increase in authorized shares. The par value remains 1 2/3 cents per share, with capital in excess of par value reduced to reflect the total par value of the additional shares.

(3) Effective the beginning of the fourth quarter of 1995, PepsiCo adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which reduced the carrying amount of certain long-lived assets to be held and used in the business. As a result, depreciation and amortization expense in the first quarter of 1996 was reduced by $15 million ($10 million after-tax or $0.01 per share).

(4) Effective beginning fiscal year 1996, PepsiCo changed its classification of certain U.S. beverage promotional programs. To conform the first quarter 1995 results with those of 1996, a reclassification was made within the 1995 results, decreasing both net sales and selling, general and administrative expenses by $34 million. This reclassification did not affect reported net income or net income per share.

(5) Significant debt issuances and repayments (exclusive of commercial paper), including the related effects of any interest rate and/or foreign currency swaps entered into concurrently with the debt, are listed below. As disclosed in PepsiCo's 1995 Annual Report, PepsiCo enters into the swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs.













- -6-
                                                               Weighted
Average
                                   Principal      Maturity    Interest
Debt Issued                      (in millions)      Date        Rate

12 weeks ended March 23, 1996:

                                        $490        1997          *
                                          74        2000          *
                                          25        2008          *
                                          60        2011          *
                                        $649

Subsequent to March 23, 1996:

                                        $ 65        2001          *
                                          50        2011          *
                                        $115

                                   Principal      Interest
Debt Repayments                  (in millions)      Rate

12 weeks ended March 23, 1996:
                                       $245          *
                                         25         7.1%
                                         50         6.9%
                                       $320

Subsequent to March 23, 1996           $ 85          *
                                         75         8.0%
                                         15        14.4%
                                       $175

*    Variable rate debt indexed to either LIBOR or commercial paper rates.

Additionally, during the quarter PepsiCo entered into three interest rate swap agreements with an aggregate notional amount of $600 million which effectively converted $600 million of variable rate debt indexed to either LIBOR or commercial paper rates to fixed rate debt with a weighted average interest rate of 5.4%. The variable rate debt represented original issue fixed rate debt that was effectively converted to variable rate debt as a result of interest rate swaps entered into concurrently with the fixed rate debt issuance. The interest rate differential to be paid or received on the three interest rate swaps will be recognized as an adjustment to interest expense as the differential occurs. The interest rate swap agreements mature in December 1996 at which time the underlying debt will revert back to variable rate debt under the initial interest rate swaps.

(6) At March 23, 1996, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt", reflecting PepsiCo's intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis. At March 23, 1996, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $3.5 billion which expire in January 2001.





- -7-
(7)  Through the first quarter ended March 23, 1996, PepsiCo repurchased
10.8 million shares of its capital stock at a cost of $331 million. For the period March 24, 1996 through April 25, 1996, PepsiCo repurchased 10.0 million shares of its capital stock at a cost of $311 million.

(8) In January 1995, 22 million stock options were granted to senior management in a biennial grant under PepsiCo's Long-Term Incentive Plan.
Of this amount, an immaterial number of options were subsequently converted at a three-for-one rate to performance share units. The exercise price for the grant was the fair market value of PepsiCo's capital stock on the date of the grant.

(9)  Supplemental Cash Flow Information
     (in millions)                                     12 Weeks Ended
                                                     3/23/96    3/25/95
Cash Flow Data
   Interest paid                                       $162        $175
   Income taxes paid                                     61         138










































- -8-

MANAGEMENT'S ANALYSIS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION

As described in Note 2 to the Condensed Consolidated Financial Statements, a two-for-one stock split has been authorized for shareholders of record at the end of business on May 10, 1996. All share data in Management's Analysis has been adjusted to reflect the stock split.


Analysis of Consolidated Operations



Net Sales
                                 12 Weeks Ended
($ in millions)                                     %
                          3/23/96   3/25/95      Change

U.S.                       $4,817    $4,470        8
International               1,737     1,687        3
                           $6,554    $6,157        6
_______________________________________________________________________________

Worldwide net sales rose $397 million or 6% in 1996. The sales growth benefited from higher effective net pricing by each of our three business segments and volume gains of $178 million, driven by worldwide snack foods. The higher effective net pricing reflected significant increases in international snack foods, driven by Mexico, and in worldwide restaurants, reflecting a mix shift to higher-priced products, increased pricing and reduced promotions. These benefits were partially offset by an unfavorable currency translation impact, primarily from a weaker Mexican peso. International net sales increased 3% and represented 27% of total net sales in 1996 and 1995. As noted in the 1995 Annual Report and on page 15 of this Form 10-Q, certain of our international beverage results are being reported on a new basis in 1996. Although this change has no impact on full-year results, we are reporting only two months of results in the first quarter of this year from our franchise and administrative operations compared to 12 weeks last year. While not practicable to quantify, this change reduced sales growth.


Cost of Sales
                                     12 Weeks Ended
($ in millions)                  3/23/96        3/25/95

Cost of sales                     $3,206         $3,022
As a percent of net sales           48.9%          49.1%
_______________________________________________________________________________

The modest decrease in cost of sales as a percent of net sales reflected lower raw material costs in U.S. beverages and higher effective pricing in U.S. restaurants. These decreases were substantially offset by international snack foods, where increased costs in Mexico were partially mitigated by price increases, a mix shift to higher cost meals in international restaurants and lower high-margin concentrate sales in international beverages reflecting the change in reporting periods.




- -9-
Selling, General and Administrative Expenses (S,G&A)

                                     12 Weeks Ended
($ in millions)                  3/23/96        3/25/95

SG&A                              $2,575         $2,437
As a percent of net sales           39.3%          39.6%
_______________________________________________________________________________

SG&A is comprised of selling and distribution expenses (S&D), advertising and marketing expenses (A&M), and general and administrative expenses (G&A) which included gains on sales of assets, equity income (loss) as well as other income and expense. SG&A grew at a slightly lower rate than sales, to $2.6 billion in 1996. S&D grew at a slower rate than sales, primarily reflecting increased effective pricing and lower depreciation and amortization, primarily in U.S. restaurants, as a result of the reduced carrying amount of assets in connection with the 1995 adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," partially offset by labor related increases in U.S. beverages. A&M grew at a slower rate than sales reflecting a slower rate of spending in international beverages, international snack foods and U.S. restaurants, partially offset by a faster rate of spending in U.S. beverages. G&A grew at a faster rate than sales reflecting a faster rate of spending in worldwide snack foods and restaurants, partially offset by a slower rate of spending in U.S. beverages. The increase in worldwide snack foods reflected general business increases and, in the U.S., investment spending on new products and on expanding distribution capabilities. The increase in worldwide restaurants was mitigated by increased net refranchising gains of $14 million attributable to sales of restaurants in excess of costs of closing other restaurants and a 1996 charge for the disposal of
underperforming units at Hot `n Now.   The slower rate of spending in U.S.
beverages primarily reflected a litigation settlement with a supplier for prior year purchases and a gain on a sale of a bottling operation, partially offset by several national initiatives to upgrade information systems.


Amortization of intangible assets decreased 3% to $67 million in 1996 from $69 million in 1995. This noncash expense reduced net income per share by $0.03 in 1996 and 1995.


Operating Profit

                                      12 Weeks Ended
($ in millions)                                       %
                               3/23/96  3/25/95     Change

Operating Profit                   $706    $629       12
_____________________________________________________________________

Operating profit increased $77 million or 12%. The profit growth was driven by combined segment ongoing operating profit growth of 15%, which benefited from the higher effective net pricing, exceeding increased operating costs, volume growth of $40 million and the net refranchising gains. The volume growth was driven by worldwide snack foods and U.S. beverages partially offset by international beverages due to the change in


- -10-
reporting periods. International segment profits increased 13% reflecting increases in all three segments. International profits represented 15% and 16% of segment operating profit in 1996 and 1995, respectively. Not included in segment operating profit was a net foreign exchange loss of $3 million in 1996 and net foreign exchange gain of $10 million in 1995.


Interest Expense, net

                                    12 Weeks Ended
($ in millions)                                        %
                            3/23/96      3/25/95     Change

Interest expense              $(141)       $(160)      (12)
Interest income                  23           27       (15)
  Interest expense, net       $(118)       $(133)      (11)
_______________________________________________________________________________

The 11% decline in interest expense, net primarily reflected lower interest rates on debt, primarily international, and reduced debt levels.


Provision for Income Taxes
                                12 Weeks Ended
($ in millions)               3/23/96     3/25/95

Provision for Income Taxes      $194         $175
  Effective tax rate            33.0%        35.3%
_____________________________________________________________________________

The 1996 effective tax rate decreased 2.3 points to 33.0% primarily reflecting the effect of reversals in 1996 of prior year accruals no longer required as a result of the current year resolution of certain prior years' audit issues and prior year valuation allowances no longer required on state deferred tax assets. Both reversals adjusted the full-year forecast of the 1996 effective tax rate.


Net Income

($ in millions except         ________12 Weeks Ended____
 per share amounts)                                  %
                              3/23/96   3/25/95   Change

Net Income                       $394     $ 321     23
Net Income Per Share             $.24     $ .20     20
Average Shares Outstanding
  Used to Calculate Net
 Income Per Share               1,619     1,599      1
______________________________________________________________________________

Impairement of Long-Lived Assets

As discussed in our 1995 Annual Report, PepsiCo historically evaluated and measured impairment of long-lived assets held and used in the business on a total division basis. As a result of adopting SFAS 121, PepsiCo now evaluates impairment in the restaurant segment by individual restaurant and, for each of the snack food and beverage segments, assets are generally grouped at the country level. Absent a significant change in

11-

circumstances that would require an immediate evaluation for impairment, PepsiCo intends to perform impairment recognition and measurement tests in the second and fourth quarters of 1996. Due to the complex analyses and calculations associated with this evaluation, along with the large size of our restaurant portfolio, management believes this approach results in a reasonable application of the requirements of SFAS 121. The second quarter evaluation will include two categories of assets: those assets previously evaluated for impairment where, due to changes in circumstances, a current forecast of future cash flows would be expected to be significantly lower than the forecast used in the prior evaluation, and those assets that in the first half of 1996 initially meet the "history of operating losses" impairment indicator we use to identify potentially impaired assets. Management believes that impairment charges are probable in 1996, particularly in the restaurant segment, but anticipates that such impairment charges will be more than offset by refranchising gains net of costs of closing other stores.











































- -12-
PEPSICO, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
($ in millions, unaudited)

                           Net Sales               Operating Profit
                   12 Weeks Ended      %         12 Weeks Ended     %
                 3/23/96   3/25/95   Change    3/23/96  3/25/95    Change

Beverages
- -U.S.              $1,439   $1,363      6         $244     $209      17
- -International        524      570     (8)          12        2     500
                    1,963    1,933      2          256      211      21

Snack Foods
- -U.S.               1,345    1,176     14          247      232       6
- -International        711      648     10           73       71       3
                    2,056    1,824     13          320      303       6

Restaurants
- -U.S.               2,033    1,931      5          148      112      32
- -International        502      469      7           31       30       3
                    2,535    2,400      6          179      142      26

Total
- -U.S.               4,817    4,470      8          639      553      16
- -International      1,737    1,687      3          116      103      13
                   $6,554   $6,157      6          755      656      15

Equity Loss                                         (3)      (2)     50

Unallocated Expenses, net (b)                      (46)     (25)     84

Operating Profit                                  $706     $629      12

By U.S. Restaurant Chain (c)
 Pizza Hut         $  905   $  845      7         $106     $ 65      63
 Taco Bell            742      728      2           22       33     (33)
 KFC                  386      358      8           20       14      43
                   $2,033   $1,931      5         $148     $112      32

NOTES:
(a) This schedule should be read in conjunction with Management's Analysis beginning on page 14.
(b) Includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments. A net foreign exchange loss of $3 and gain of $10 were included in 1996 and 1995, respectively.
(c) PepsiCo has historically provided results for each of its three major restaurant concepts (which included the results of other U.S. concepts managed by Taco Bell and Pizza Hut) on a worldwide basis. Beginning with the fourth quarter of 1995, PepsiCo changed the presentation of the restaurant results to more closely reflect how we currently manage the business. Net sales and operating profit are now provided for each of PepsiCo's three major U.S. concepts (including the results of the other concepts managed by Taco Bell and Pizza Hut) and in total for the international restaurant operations. Previously reported amounts have been restated to conform to the current presentation.

- -13-

Segments Of The Business

Beverages

                               12 Weeks Ended
                                                 %
                       3/23/96     3/25/95     Change
($ in millions)

Net Sales
  U.S.                   $1,439     $1,363*        6
  International             524        570        (8)
                         $1,963     $1,933         2

Operating Profit
  U.S.                   $  244     $  209        17
  International              12          2       500
                         $  256     $  211        21

*  U.S. net sales have been restated to conform to the 1996 presentation.
   See Note 4 to Condensed Consolidated Financial Statements.
_______________________________________________________________________________

Sales in the U.S. rose $76 million or 6%. Volume growth contributed $35 million, led by carbonated soft drink (CSD) packaged products. The sales growth also reflected higher pricing on most CSD packages, led by single-serve packages, as well as increased fountain syrup and concentrate pricing.
     System bottler case sales of Pepsi Corporate brands (BCS) consists of sales of packaged products to retailers and through vending machines and fountain syrup by company-owned and franchised bottlers. BCS in the U.S. increased more than 4%, reflecting high single-digit growth in the Mountain Dew brand and solid increases in Brand Pepsi. BCS growth also benefited from increased sales of Mug brand root beer, reflecting the expansion of Mug to more than 90% of our distribution system. Total alternative beverages, which include Lipton brand ready-to-drink tea and All Sport products, grew at a strong double-digit rate, primarily reflecting growth in both brands. The growth in Lipton, which represents approximately 70% of our alternative beverages BCS, was due to volume gains from Lipton Brisk and fountain syrup which more than offset lower volume of the premium-priced Lipton Original. Lipton Original has been reintroduced with new packaging and a new name, Lipton's Brew, in the second quarter of this year. Excluding the alternative beverages, BCS growth was almost 4%. Fountain syrup BCS grew at a faster rate than packaged products.
     Profit in the U.S. increased $35 million or 17%. Profit growth reflected the higher pricing and $20 million of volume gains. Advertising and marketing grew at a double-digit rate primarily due to the Pepsi Stuff promotion campaign. Selling and distribution expenses grew at about the same rate as sales, though at a faster rate than volume, reflecting increased salaries and wages. Administrative expenses increased, reflecting costs incurred in connection with national initiatives to upgrade information systems. Profit growth was favorably impacted by a $7 million litigation settlement with a supplier for purchases made in prior years and a $3 million gain on the sale of a bottling business. The profit margin increased more than 1 1/2 points to 17.0%.


- -14-
     As previously disclosed in PepsiCo's 1995 Annual Report, 1996 quarterly results for international beverages will not be comparable to 1995's because its results, except for Canada, will be reported on a monthly basis. For 1995, generally only the company-owned bottling operations reported results on a monthly basis. As a result, the franchise and administrative operations are reporting only 2 months of results in the first quarter of 1996 compared to 3 periods (12 weeks) last year, a difference of 25 days. The 25 days will reverse over the remaining quarters in 1996 and accordingly, full-year results will be comparable.
     International sales declined $46 million or 8% primarily due to the change in reporting periods.
     International BCS grew 3%, led by Growth Markets (primarily Brazil, China, Eastern Europe and India, where we are investing heavily because we believe they have high growth potential) which, on a combined basis, grew nearly 20%. The BCS increase in our Growth Markets reflected strong double-digit growth in China, India and the Czech and Slovak Republics as well as solid growth in Brazil. The international BCS growth also reflected triple-digit growth in South Africa, albeit on a small base, as well as a strong increase in Thailand. These advances were partially offset by declines in Mexico, our largest international BCS market, and Argentina, reflecting adverse economic conditions and increased competition in these countries.
     International profit increased $10 million or 500%, due in part to lapping weak results in the first quarter of last year. The profit increase was primarily due to increased profitability in our Canadian bottling operations and a benefit from a $4 million settlement received from the distributor of Stolichnaya vodka for the reduction in the 1996 volume commitment under a take-or-pay contract. These gains were partially offset by lapping a first quarter 1995 reversal of the remaining $3 million of a restructuring accrual originally recorded in 1992. The profit margin increased nearly 2 points to 2.3%.





























- -15-
Snack Foods

                                12 Weeks Ended
                                                  %
                          3/23/96   3/25/95    Change
($ in millions)

Net Sales
  U.S.                     $1,345    $1,176       14
  International               711       648       10
                           $2,056    $1,824       13

Operating
 Profit
  U.S.                     $  247    $  232        6
  International                73        71        3
                           $  320    $  303        6

___________________________________________________________________________

Sales in the U.S. grew $169 million or 14%. The sales increase reflected volume growth of $119 million, the effects of increased pricing taken in the latter half of 1995 across all major brands, and to a lesser extent, a favorable sales mix shift to low-fat and no-fat products. The volume growth reflected gains in almost all major brands, led by low-fat and no-fat snacks, which accounted for about 40% of the sales growth.
     Pound volume in the U.S. advanced 10%, reflecting exceptional performance from the low-fat and no-fat categories. These categories contributed over 35% of the total pound growth, driven by Baked Lay's brand potato chips, Baked Tostitos brand tortilla chips, Tostitos brand salsa and Ruffles Light. Rold Gold brand pretzels volume declined slightly reflecting the absence of national advertising. Doritos brand tortilla chips, driven by new flavor extensions such as Doritos brand Pizza Craver's and Taco Supreme, and a national advertising campaign, had solid single-digit pound growth. Strong double-digit growth of Tostitos brand tortilla chips, excluding Baked Tostitos, was fueled by the exclusive sponsorship of the Tostitos Fiesta Bowl. Other Ruffles brand potato chips grew double-digits, benefiting from new flavor extensions like Ruffles KC Masterpiece Barbecue Flavor brand potato chips and French Onion Flavored Ruffles.
Other Lay's brand potato chips grew single-digit driven by Lay's Salsa & Cheese Flavored brand potato chips. Fritos brand corn chips grew a strong single-digit reflecting higher promotional spending. Chee.tos brand cheese flavored snacks had strong single-digit growth aided by a national advertising campaign supporting the introduction of Chee.tos Checkers.
     Profit in the U.S. grew $15 million or 6%. The profit increase reflected strong volume growth, which contributed $56 million, the higher pricing that exceeded increased promotional price allowances and merchandising support, and the mix shift to higher-margin low-fat and no-fat products. This profit growth was offset by higher manufacturing costs, reflecting increased capacity costs, and increased selling, and distribution and administrative expenses. The higher administrative expenses reflected investment spending to sustain strong volume growth, including improved delivery systems, costs associated with development of new products using the recently approved fat-replacer, Olean, and costs related to new single-serve sweet snack products produced under a joint venture arrangement with Sara Lee Bakery. Also contributing to the

- -16-
increased expenses were costs incurred in an effort to capture volume that has become available as a result of a recent decision by Anheuser-Busch to exit the salty snack food business. Favorable oil, potato and packaging prices were substantially offset by unfavorable corn prices. Although difficult to forecast, our 1996 commodity costs are expected to increase modestly over 1995. Potato prices are anticipated to increase slightly in the second quarter due to weather related problems, with full-year prices expected to remain about even with 1995, while prices of corn and potato flakes, used in Baked Lay's, are expected to increase. Carton and packaging prices in 1996 are expected to be modestly lower than 1995. The profit margin decreased over 1 point to 18.4%.
     Mexico's results in 1995 had been adversely impacted by economic difficulties resulting from the significant devaluation of the Mexican peso late in 1994. Although the affects of the devaluation of the peso continues into 1996, the impact on 1996 results is far less significant as we began to lap the 1994 devaluation. In the first quarter of 1996, net sales in Mexico increased 3%, while operating profit increased 12%. Sabritas and Gamesa, our operations in Mexico, are discussed separately below.
     International sales increased $63 million or 10%. The sales increase reflected higher pricing, primarily the effect of 1995 pricing actions in Mexico, and increased volume growth of $40 million, partially offset by a net unfavorable currency translation impact of the Mexican peso.
     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures operating for at least one year. Salty snack kilos rose 7%, reflecting double-digit volume growth in the U.K., Brazil and Canada; Korea and the Netherlands also achieved strong double-digit growth fueled, in part, by in-bag promotions. These gains were partially offset by a double-digit decline in Spain reflecting the lapping of a 1995 successful in-bag promotion. Sweet snack kilos grew 5%, reflecting strong double-digit advances in Poland and low single-digit growth at Gamesa, partially offset by a double-digit decrease at the Alegro sweet snack division of Sabritas, due to lapping a successful 1995 promotion.
     International operating profit increased $2 million or 3%. The operating profit growth reflected the higher pricing and increased volumes of $7 million, which were substantially offset by higher operating costs, a net unfavorable currency translation impact, primarily in Mexico, and increased administrative expenses. The growth in operating costs reflected increased manufacturing costs primarily due to higher commodity prices and selling and distribution expenses. The increased administrative costs reflected general business growth. The profit margin declined over one-half point to 10.3%.
     The following are discussions by key business.
     Operating profit declined about 5% at Sabritas reflecting an increase in operating costs and an unfavorable currency translation impact, which were almost entirely offset by higher pricing resulting primarily from the 1995 increases. The increased operating costs reflected significantly higher manufacturing costs due to higher ingredient prices as well as increased selling and distribution expenses. Lower-margin sweet snack kilo volume from the Alegro division decreased 10% lapping the successful 1995 promotion. Higher-margin salty snack kilos were about even with 1995.
     Gamesa's profit grew about 75%, despite the effects of the economic difficulties resulting from the late 1994 devaluation of the Mexican peso, as higher pricing, primarily the effect of the 1995 increases, more than offset higher operating costs and the unfavorable currency translation impact. The increased operating costs primarily reflected higher manufacturing costs due to higher ingredient prices and increased selling and distribution expenses, reflecting route expansion. Sweet snack kilos

- -17-
grew 3%, driven by the route expansion. The very high profit growth experienced this quarter is not expected to continue because Gamesa does not expect to be able to continue to aggressively increase pricing ahead of cost increases.
     Walkers' profit increased modestly. Higher pricing, due to a 1995 fourth quarter price increase, and increased volume, reflecting the continued strength of Walkers crisps and Doritos brand tortilla chips, new packaging and increased promotions, were substantially offset by an unfavorable mix shift to lower-margin multi-packs and higher operating costs.
     Brazil's profit increased about 10%. Increased volume of core brands, and lower manufacturing costs, primarily lower packaging and potato prices, were almost entirely offset by an unfavorable mix shift to lower-margin packages. Brazil is operating at maximum capacity and investments are being made to expand production capacity to meet the strong consumer demand. The most significant portion of the expanded production capacity is expected to be available in mid-1996.









































- -18-

Restaurants


                                12 Weeks Ended
                                                  %
                          3/23/96   3/25/95    Change
($ in millions)

Net Sales
  U.S.                     $2,033    $1,931        5
  International               502       469        7
                           $2,535    $2,400        6

Operating
 Profit
  U.S.                     $  148    $  112       32
  International                31        30        3
                           $  179    $  142       26
___________________________________________________________________________

Net sales by PFS, PepsiCo's restaurant distribution operation, to the franchisee and licensee operations of each restaurant chain and the related estimated operating profit have been allocated to each restaurant chain. Also, restaurant units constructed or acquired, principally from franchisees (collectively "new units"), are treated the same for purposes of the Restaurants analysis. These new units, net of units closed or refranchised (company-operated restaurants sold to existing or new franchisees) are collectively referred to as "additional units".
     In 1996 PepsiCo refranchised and closed 302 units and opened 77 new units. The effect of these kinds of unit-related actions increased worldwide restaurant sales and operating profit by an estimated $30 million and $31 million, respectively. The sales growth reflected an estimated $107 million from the combined impact of new units, and increased PFS sales and initial franchise fee income, both related to refranchised units, partially offset by an estimated $77 million from the absence of 1995 sales from units refranchised or closed. The profit growth reflected an estimated $20 million from the combined impact of new units, and increased PFS operating profit and initial franchise fee income, both related to refranchised units, partially offset by an estimated $3 million from the absence of 1995 profit from units refranchised or closed. In addition, profit growth included $14 million of increased net refranchising gains reflecting a net gain of $17 million in 1996 ($41 million of refranchising gains offset by $24 million of costs of closing other restaurants and a charge for the disposal of underperforming units at Hot `n Now) as compared to a net gain of $3 million in 1995 ($7 million of refranchising gains offset by $4 million of costs of closing other restaurants.)














- -19-
1996 Restaurant Unit Activity

                      Company-  Joint
                      Operated  Venture Franchised   Licensed  Total

Worldwide Restaurants
Beginning of Year      12,819    1,004     12,025     2,748    28,596
 New Builds &
  Acquisitions             77       14        152       274       517
 Refranchising &
  Licensing              (182)       -        182         -         -
 Closures                (120)      (2)       (59)      (75)     (256)
March 23, 1996         12,594    1,016     12,300     2,947    28,857

U.S. Restaurants*
Beginning of Year      10,365       78      7,599     2,551    20,593
 New Builds &
  Acquisitions             56        -         39       257       352
 Refranchising &
  Licensing              (153)       -        153         -         -
 Closures                (109)      (1)       (15)      (71)     (196)
March 23, 1996         10,159       77      7,776     2,737    20,749

*  The U.S. joint venture units represent California Pizza Kitchen.
_______________________________________________________________________________
[Note:  A summary of the 1996 restaurant unit activity for each U.S.
concept and for international restaurant operations is included in each of the following discussions.]
     Restaurant operating profit also included a $13 million benefit from lower depreciation and amortization expense. This resulted from the reduced carrying amount of certain long-lived assets to be held and used in the business in connection with the adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of the beginning of the fourth quarter of 1995.
     As discussed in more detail on page 11, PepsiCo intends to perform the impairment recognition and measurement tests required by SFAS 121 for company-operated restaurants in the second and fourth quarters of this year. Management currently anticipates that any 1996 impairment charges will be more than offset by refranchising gains net of costs of closing other restaurants.


















- -20-
Pizza Hut - U.S.
The tables of operating results and unit activity presented below include Pizza Hut as well as D'Angelo Sandwich Shops (D'Angelo) and East Side Mario's concepts, which are managed by Pizza Hut. As Pizza Hut and D'Angelo are generally integrated, the elements in the year-over-year discussion of net sales and operating profit that follows include both Pizza Hut and D'Angelo but exclude East Side Mario's, unless otherwise indicated.
                                12 Weeks Ended
                                                  %
                          3/23/96   3/25/95    Change
($ in millions)

Net Sales                    $905      $845        7

Operating Profit             $106      $ 65       63
_______________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-
                      Operated     Franchised     Licensed     Total

Beginning of Year      5,201        2,819            863       8,883
 New Builds &
  Acquisitions            30           15             46          91
 Refranchising &
  Licensing              (75)          75              -           -
 Closures                (84)          (8)            (8)       (100)
March 23, 1996         5,072        2,901            901       8,874
_______________________________________________________________________________

Net sales increased $60 million or 7%. The sales growth was driven by an 8% increase in same store sales for company-operated units and $28 million from the combined impact of sales related to new units, and increased PFS sales and initial franchise fee income, both related to refranchised units, partially offset by the absence of $35 million of 1995 sales associated with company-operated units that were closed or refranchised. The improved same store sales performance was fueled by a higher average guest check, driven by TripleDecker Pizza, introduced nationally early in the first quarter, less promotional pricing than in 1995, and increased volume of $8 million. Same store sales reflected double-digit growth in carryout and delivery, and solid growth in dine-in. Sales growth also benefited from increased pricing by PFS.
     Operating profit increased $41 million or 63%, led by refranchising gains of $27 million in 1996 as compared to $4 million of net refranchising gains in 1995 ($7 million of refranchising gains offset by $3 million of costs of closing other restaurants). Profit growth also reflected the lower promotional pricing, the strong performance of TripleDecker Pizza and increased franchise royalty revenues. These benefits were partially offset by higher store operating costs and increased field and headquarters overhead. The increased store operating costs primarily reflected higher cheese, wheat and meat prices, partially offset by lower depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121. Operating profit from new units, and increased PFS operating profit and initial franchise fee income, both related to the refranchised units, slightly exceeded the absence of 1995 operating profit from units refranchised or closed. The operating profit margin increased 4 points to 11.7%, primarily reflecting the benefits of the net refranchising gains.
- -21-
Taco Bell - U.S.
The tables of operating results and unit activity presented below include Taco Bell as well as the Hot `n Now (HNN) and Chevys concepts, which are managed by Taco Bell. The elements in the year-over-year discussion of net sales and operating profit that follows do not include HNN and Chevys, unless otherwise indicated.
                                12 Weeks Ended
                                                  %
                          3/23/96   3/25/95    Change
($ in millions)

Net Sales                    $742      $728        2

Operating Profit             $ 22      $ 33      (33)
_______________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-
                      Operated  Franchised   Licensed   Total

Beginning of Year       3,133     1,779       1,578     6,490
 New Builds &
  Acquisitions             22        19         206       247
 Refranchising &
  Licensing               (78)       78           -         -
 Closures                  (7)       (2)        (57)      (66)
March 23, 1996          3,070     1,874       1,727     6,671
_______________________________________________________________________________

Net sales increased $14 million or 2%. The sales growth was led by higher effective net pricing, reflecting increased pricing and lower promotional activity, and increased franchise royalty revenues and license fees. A decline in restaurant volume of $18 million was offset by increased PFS sales to franchisees of $8 million. Same store sales for company-operated units declined 1%, though volume decreased at a faster rate. Sales growth benefited by $43 million from the combined effect of sales associated with new units, increased PFS sales and initial franchise fee income, both related to the refranchised units, partially offset by the absence of $30 million of 1995 sales associated with company-operated units that were closed or refranchised. Increased sales at Chevys, primarily reflecting additional units, were substantially offset by a decline in sales at HNN, primarily reflecting the absence of 1995 sales associated with company-operated units licensed after the first quarter of 1995.
     Operating profit declined $11 million or 33%, driven by significantly increased losses from HNN, primarily reflecting a $25 million charge discussed below. Core Taco Bell business operating profit growth benefited from refranchising gains of $12 million, the higher net pricing and increased franchise royalty revenues and license fees. These benefits were partially offset by volume declines of $8 million, a net unfavorable product mix shift to lower-margin products and higher store operating costs. The higher store operating costs reflected an increase in labor costs as a result of an initiative to increase management in the restaurants, higher repairs and maintenance expenses and increased local store marketing costs, partially offset by favorable food costs and lower depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS
121. The lower food costs were led by lower beef prices, partially offset by higher chicken and cheese prices. Operating profit from new units, and

- -22-
initial franchise fee income and increased PFS operating profit, both related to the refranchised units, slightly exceeded the absence of 1995 operating profit from units refranchised or closed.
     Chevys reported a small operating profit compared to an operating loss in 1995. The improvement reflected the benefit of a margin improvement program and additional units. HNN's losses increased significantly, reflecting the $25 million charge related to the write-down of assets held for disposal and additional store closure costs, partially offset by the absence of 1995 operating losses associated with licensed or closed units and reduced depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121. During the first quarter, our two largest licensees closed and returned 36 units. All of these units were de-identified as HNN units and are held for sale. It is reasonably possible that some or all of the remaining 32 licensed units may be sold to an existing licensee or closed and returned during 1996. Taco Bell is continuing its efforts to sell the remaining company-operated HNN units, all closed units and undeveloped sites.
     The Taco Bell operating profit margin declined 1 1/2 points to 3.0%, reflecting the unfavorable impact of the $25 million charge at HNN, partially offset by the $12 million of refranchising gains.







































- -23-
KFC - U.S.

                                12 Weeks Ended
                                                  %
                          3/23/96   3/25/95    Change
($ in millions)

Net Sales                    $386      $358        8

Operating Profit             $ 20      $ 14       43
_______________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-
                      Operated     Franchised     Licensed     Total

Beginning of Year      2,031        3,001            110       5,142
 New Builds &
  Acquisitions             4            5              5          14
 Refranchising &
  Licensing                -            -              -           -
 Closures                (18)          (5)            (6)        (29)
End of Year            2,017        3,001            109       5,127
_______________________________________________________________________________

Net sales rose $28 million or 8%. The sales growth was driven by a 7% increase in same store sales for company-operated units, driven by a higher average guest check primarily resulting from increased pricing and a favorable mix shift. New product offerings introduced in the latter half of 1995 such as Colonel's Crispy Strips and Chunky Chicken Pot Pies and increases attributable to combined KFC and Taco Bell stores and home delivery stores also contributed to the sales growth. These gains were partially offset by base business volume declines.
     Operating profit increased $6 million or 43%. The profit growth primarily reflected the increased pricing and mix shift partially offset by increased store operating and overhead costs. The higher store operating costs reflected increased food costs and higher labor costs, resulting from efforts to improve restaurant quality and service, partially offset by lower depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121. The increased food costs primarily reflected higher chicken prices. The profit margin increased over 1 point to 5.2%.

















- -24-
International

                                12 Weeks Ended
                                                  %
                          3/23/96   3/25/95    Change
($ in millions)

Net Sales                    $502      $469        7

Operating Profit             $ 31      $ 30        3
_______________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-  Joint
                      Operated  Venture Franchised   Licensed  Total

Beginning of Year       2,454      926      4,426       197     8,003
 New Builds &
  Acquisitions             21       14        113        17       165
 Refranchising
  Licensing               (29)       -         29         -         -
 Closures                 (11)      (1)       (44)       (4)      (60)
March 23, 1996          2,435      939      4,524       210     8,108
______________________________________________________________________________

The KFC, Pizza Hut and Taco Bell concepts represented approximately 50%, 45% and 5%, respectively, of total international restaurant sales in 1996 and 1995.
     Net sales increased $33 million or 7%, with Pizza Hut representing approximately 55% of the increased sales. The sales increase primarily reflected additional units which contributed $21 million, higher effective net pricing and increased franchise royalty revenues, partially offset by net unfavorable currency translation effects. The increased franchise royalty revenues primarily reflected lapping the effect of one less reporting period for KFC franchise results in 1995.
     Operating profit increased $1 million or 3%. Concept contribution, as measured by store level contribution and franchise royalty revenues, was led by Pizza Hut, while KFC and Taco Bell were about even with last year. The profit growth reflected higher effective net pricing, additional units which contributed $5 million, the increased franchise royalty revenues and net favorable currency translation impacts. Profit growth also benefited from $2 million of Pizza Hut refranchising gains. These gains were offset by higher store operating costs, led by increased food prices, partially offset by lower depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121, and increased administrative and support costs. The increased administrative and support costs primarily reflected project spending, and lapping the effect of one less reporting period for KFC headquarters expenses in 1995, partially offset by savings from the 1995 consolidation of separate regional and country offices supporting KFC and Pizza Hut operations. The operating profit margin declined slightly to 6.2%.
     Following is a discussion of operating profit by key international market. A double-digit profit decline in Australia, our largest international sales market, was primarily driven by promoted product offerings, partially offset by reduced administrative costs resulting from the consolidation of KFC and Pizza Hut country offices. Profit growth in Canada, our second largest international sales market, benefited from the

- -25-
introduction of TripleDecker Pizza and a lower level of promotional activity. Double-digit profit gains in Korea, our largest international profit market, primarily reflected additional units and higher net pricing, partially offset by volume declines and increased labor costs.






















































- -26-

Cash Flows and Financial Condition


Summary of Cash Flows

In the first quarter of 1996, net cash provided by operating activities, debt activities, stock option exercises and sales of restaurants of $468 million, $224 million, $110 million and $101 million, respectively, funded capital spending, share repurchases and dividend payments of $370 million, $331 million and $158 million, respectively.


Summary of Operating Activities

($ in millions)                                12 Weeks Ended
                                             3/23/96   3/25/95

Net income                                    $ 394      $ 321
Noncash charges and credits, net                490        493
  Income before noncash charges and credits     884        814
Net change in operating working capital        (416)      (601)
   Net Cash Provided by Operating Activities  $ 468      $ 213
_________________________________________________________________________

Net cash provided by operating activities rose $255 million or 120% from 1995, reflecting a reduction in working capital outflows of $185 million and a $73 million increase in net income. The reduction in working capital net outflows primarily reflected a reduction in accounts and notes receivable in 1996 as compared to an increase in 1995, a smaller seasonal decline in accounts payable and an increase in income taxes payable in 1996, due to lower tax payments, partially offset by a greater decline in other current liabilities. The cash inflows from accounts and notes receivable was driven by a sale of $110 million of trade accounts receivable during the first quarter of 1996 to take advantage of favorable effective financing rates implicit in the transaction, as compared to commercial paper financing.


Summary of Investing Activities

($ in millions)                                12 Weeks Ended
                                             3/23/96   3/25/95

Acquisitions and investments
 in unconsolidated affiliates                 $ (14)     $ (44)
Capital spending                               (370)      (399)
Sales of restaurants                            101          8
Net short-term investments                       54         (3)
Other investing activities, net                 (27)       (42)
   Net Cash Used for Investing Activities     $(256)     $(480)
_________________________________________________________________________

The decreased net cash outflows for investing activities principally reflected increased proceeds from sales of restaurants and short-term investment portfolios of $93 million and $57 million, respectively, as well as reduced acquisition and investment activity and capital spending of $30 million and $29 million, respectively. The proceeds from the sales of restaurants are part of management's strategy to improve restaurant


- -27-
operating results and investment returns as outlined in our 1995 Annual Report. With respect to short-term investment portfolios, which are primarily held outside the U.S., PepsiCo continually reassesses its alternatives to redeploy them considering investment opportunities and risks, tax consequences and overall financing strategies. The decline in capital spending primarily reflected decreased spending in restaurants of $60 million, partially offset by increased U.S. snack food spending of $34 million, primarily for capacity expansion for both established and new products. For the full year, acquisition and investment activity is expected to be substantially lower than in 1995.


Summary of Financing Activities

($ in millions)                                12 Weeks Ended
                                             3/23/96   3/25/95

Net short and long-term debt                  $ 224      $ 465
Cash dividends paid                            (158)      (140)
Purchases of treasury stock                    (331)      (122)
Proceeds from exercises of stock options        110         38
Other, net                                      (11)       (10)
   Net Cash (Used for) Provided by
     Financing Activities                     $(166)     $ 231
_________________________________________________________________________

The $397 million decline in cash flows from financing activities principally reflected reduced proceeds from debt activity of $241 million and increased share repurchases of $209 million, partially offset by increased proceeds of $72 million from stock option exercises.
     See Note 5 to Condensed Consolidated Financial Statements for details of debt issuances and repayments during the quarter. As part of managing our overall interest cost, during the quarter PepsiCo entered into three interest rate swaps with an aggregate notional amount of $600 million that have been layered onto existing positions. The three swaps effectively converted $600 million of variable rate debt to fixed rate debt for the balance of 1996. See Note 5 to Condensed Consolidated Financial Statements for more information.
     Through April 25, 1996, PepsiCo has repurchased 20.8 million treasury shares, or 1.3% of the shares outstanding at the beginning of the year, at a cost of $642 million since fiscal year-end 1995. Of the 20.8 million shares, 5.6 million were purchased under the share repurchase authority granted by PepsiCo's Board of Directors in July 1993. The remaining 15.2 million shares were purchased under a new share repurchase authority granted by PepsiCo's Board of Directors in February 1996 leaving 84.8 million shares available under the new repurchase authority. This new authority replaced the repurchase authority remaining under the July 1993 resolution.


Financial Condition
At March 23, 1996 and December 30, 1995, $3.5 billion of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings on a long-term basis. PepsiCo's unused credit facilities with lending institutions, which exist largely to support the issuances of short-term borrowings, were $3.5 billion at March 23, 1996 and December 30, 1995.


- -28-
     As described in PepsiCo's 1995 Annual Report, PepsiCo measures financial leverage on a market value basis as well as a historical cost basis. PepsiCo's market value ratio was 13% at March 23, 1996 and 18% at December 30, 1995. The decrease was primarily due to a 13% increase in PepsiCo's stock price. PepsiCo's historical cost ratio of net debt to net capital employed was 47% at March 23, 1996 and 46% at December 30, 1995. The increase primarily reflected a 2% increase in net debt.
     PepsiCo's operating working capital position, which excludes short-term investments and short-term borrowings, was a positive $237 million at March 23, 1996 as compared to a negative $94 million at December 30, 1995 and a negative $203 million at March 25, 1995. PepsiCo has historically had a negative operating working capital position, which principally reflects the cash sales nature of its restaurant operations. This condition effectively provided additional capital for investment. The positive working capital position at the end of the first quarter compared to the first quarter 1995 negative working capital reflects PepsiCo's continued trend of increased investments in its more working capital intensive bottling and snack food businesses combined with a decline in the number of company-operated restaurants. The $331 million increase in working capital compared to the amount at December 30, 1995 was primarily due to lower accounts payable, led by the U.S. restaurant businesses, reduced accrued compensation and benefits, lower accrued marketing, primarily U.S. beverages and snack foods, and increased prepaid expenses, taxes and other current assets. These increases in working capital were partially offset by a reclassification from long-term to current liabilities.
     Shareholders' equity increased $50 million as net income of $394 million and a $66 million increase in capital in excess of par value were partially offset by $157 million of dividends declared, a $232 million increase in treasury stock and a $21 million net unfavorable change in the currency translation account.


Forward-Looking Statements - Safe Harbor
From time to time, in both written reports and oral statements by PepsiCo senior management, we may express our expectations regarding future performance of the Company. These "forward-looking statements" are inherently uncertain, and investors must recognize that events could turn out to be other than what senior management expected. Key factors impacting current and future performance are described in PepsiCo's 1995 Annual Report in Management's Analysis - Worldwide Marketplace on page 14.



















- -29-

<audit-report>
Independent Accountants' Review Report


The Board of Directors
PepsiCo, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of March 23, 1996 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 23, 1996 and March 25, 1995. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report, referred to above, contains an explanatory paragraph that states that PepsiCo, Inc. in 1995 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and in 1994 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and changed its method for calculating the market-related value of pension plan assets used in the determination of pension expense.



KPMG Peat Marwick LLP
New York, New York
April 30, 1996


- -30-
</audit-report>

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


          (b) Reports on Form 8-K

              PepsiCo filed a Current Report on Form 8-K dated January 10, 1996 attaching the PepsiCo, Inc. press release of January 9, 1996 which announced its adoption in 1995 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

              PepsiCo filed a Current Report on Form 8-K dated February 7, 1996 attaching PepsiCo, Inc.'s 1995 earnings release of February 6, 1996.
























- -31-


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)







Date   May 6, 1996                      Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date   May 6, 1996                      Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary
























- -32-