Form 10-Q/A
period 1996-03-23
PEPSICO INC
filed 1996-05-10
CIK 77476

FORM 10-Q/A
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

Impairment of Long-Lived Assets

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


- -28-
        As described in PepsiCo's 1995 Annual Report, PepsiCo measures financial leverage on a market value basis as well as a historical cost basis. PepsiCo's market value ratio was 17% at March 23, 1996 and 18% at December 30, 1995. The decrease was primarily due to a 13% increase in PepsiCo's stock price. PepsiCo's historical cost ratio of net debt to net capital employed was 47% at March 23, 1996 and 46% at December 30, 1995. The increase primarily reflected a 2% increase in net debt.
     PepsiCo's operating working capital position, which excludes short-term investments and short-term borrowings, was a positive $237 million at March 23, 1996 as compared to a negative $94 million at December 30, 1995 and a negative $203 million at March 25, 1995. PepsiCo has historically had a negative operating working capital position, which principally reflects the cash sales nature of its restaurant operations. This condition effectively provided additional capital for investment. The positive working capital position at the end of the first quarter compared to the first quarter 1995 negative working capital reflects PepsiCo's continued trend of increased investments in its more working capital intensive bottling and snack food businesses combined with a decline in the number of company-operated restaurants. The $331 million increase in working capital compared to the amount at December 30, 1995 was primarily due to lower accounts payable, led by the U.S. restaurant businesses, reduced accrued compensation and benefits, lower accrued marketing, primarily U.S. beverages and snack foods, and increased prepaid expenses, taxes and other current assets. These increases in working capital were partially offset by a reclassification from long-term to current liabilities.
     Shareholders' equity increased $50 million as net income of $394 million and a $66 million increase in capital in excess of par value were partially offset by $157 million of dividends declared, a $232 million increase in treasury stock and a $21 million net unfavorable change in the currency translation account.


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







                                           PEPSICO, INC.
                                          (Registrant)







Date   May 9, 1996                      Robert G. Dettmer
                                     Executive Vice President and
                                     Chief Financial Officer






Date   May 9, 1996                      Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary





















- -32-