Form 10-Q
period 1996-06-15
PEPSICO INC
filed 1996-07-30
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 15, 1996  (12 and 24 Weeks Ended)

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

YES   X    NO



Number of shares of Capital Stock outstanding as of July 13, 1996:
1,566,444,477

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                           Page No.

Part I         Financial Information

                 Condensed Consolidated Statement of
                   Income - 12 and 24 weeks ended
                   June 15, 1996 and June 17, 1995              2

                 Condensed Consolidated Statement of
                   Cash Flows - 24 weeks ended
                   June 15, 1996 and June 17, 1995              3

                 Condensed Consolidated Balance Sheet -
                   June 15, 1996 and December 30, 1995        4-5

                 Notes to Condensed Consolidated              6-8
                   Financial Statements

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition        9-38

                 Independent Accountants' Review Report        39


Part II        Other Information and Signatures             40-42






























- -1-
PART I - FINANCIAL INFORMATION
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)


                                 12 Weeks Ended         24 Weeks Ended
                                6/15/96   6/17/95     6/15/96   6/17/95

Net Sales                        $7,691    $7,245     $14,245   $13,402

Costs and Expenses, net
   Cost of sales                  3,696     3,551       6,902     6,573
   Selling, general and
    administrative expenses       2,939     2,751       5,514     5,188
   Amortization of intangible
    assets                           70        74         137       143

Operating Profit                    986       869       1,692     1,498

   Interest expense                (141)     (162)       (282)     (322)
   Interest income                   25        29          48        56

Income Before Income Taxes          870       736       1,458     1,232

Provision for Income Taxes          287       249         481       424

Net Income                       $  583    $  487     $   977   $   808

Net Income Per Share             $ 0.36    $ 0.30     $  0.60   $   .50

Cash Dividends Declared
 Per Share                       $0.115    $ 0.10     $ 0.215   $  0.19

Average Shares Outstanding
 Used To Calculate Net
 Income Per Share                 1,613     1,607       1,616     1,603


See accompanying notes.



















- -2-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                       24 Weeks Ended _
                                                      6/15/96    6/17/95
Cash Flows - Operating Activities
   Net income                                         $   977    $   808
   Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                       767        802
      Deferred income taxes                                12          2
      Other noncash charges and credits, net              192        225
      Changes in operating working capital,
       excluding effects of acquisitions
        Accounts and notes receivable                    (421)      (629)
        Inventories                                      (135)       (97)
        Prepaid expenses, taxes and other
         current assets                                  (132)         6
        Accounts payable                                 (142)       (30)
        Income taxes payable                               17       (149)
        Other current liabilities                         (62)       (63)
         Net change in operating working capital         (875)      (962)
Net Cash Provided by Operating Activities                1,073       875

Cash Flows - Investing Activities
   Acquisitions and investments in unconsolidated
    affiliates                                            (28)      (113)
   Capital spending                                      (960)      (868)
   Sales of restaurants..........................         200         21
   Sales of property, plant and equipment                  32         51
   Short-term investments, by original maturity
        More than three months - purchases                (87)      (172)
        More than three months - maturities               110         66
        Three months or less, net                          65         99
   Other, net                                             (79)      (142)
Net Cash Used for Investing Activities                   (747)    (1,058)

Cash Flows - Financing Activities
   Proceeds from issuances of long-term debt            1,286      1,387
   Payments of long-term debt                            (454)      (268)
   Short-term borrowings, by original maturity
        More than three months - proceeds                 412        888
        More than three months - payments              (1,218)    (1,725)
        Three months or less, net                         518        308
   Cash dividends paid                                   (315)      (283)
   Purchases of treasury stock                           (725)      (186)
   Proceeds from exercises of stock options               162         88
   Other, net                                             (22)       (21)
Net Cash (Used for) Provided by Financing Activities     (356)       188

Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                      (2)         3
Net (Decrease) Increase in Cash and Cash Equivalents      (32)         8
Cash and Cash Equivalents - Beginning of year             382        331
Cash and Cash Equivalents - End of period             $   350    $   339

See accompanying notes.

- -3-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                   Unaudited
                                                     6/15/96   12/30/95
Current Assets
  Cash and cash equivalents                          $   350    $   382
  Short-term investments, at cost............          1,028      1,116
                                                       1,378      1,498
  Accounts and notes receivable, less
    allowance: 6/96 - $158, 12/95 - $150               2,855      2,407

  Inventories
    Raw materials and supplies                           605        550
    Finished goods                                       578        501
                                                       1,183      1,051

  Prepaid expenses, taxes and other
   current assets                                        722        590
      Total Current Assets                             6,138      5,546

Investments in Unconsolidated Affiliates               1,537      1,635

Property, Plant and Equipment                         17,418     16,751
Accumulated Depreciation                              (7,251)    (6,881)
                                                      10,167      9,870

Intangible Assets, net                                 7,481      7,584

Other Assets                                             811        797

        Total Assets                                 $26,134    $25,432








Continued on next page.














- -4-

 PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  Unaudited
                                                    6/15/96   12/30/95

Current Liabilities
  Accounts payable                                  $ 1,412    $ 1,556
  Short-term borrowings                               1,228        706
  Accrued compensation and benefits                     815        815
  Income taxes payable                                  449        387
  Accrued marketing                                     339        469
  Other current liabilities                           1,439      1,297
      Total Current Liabilities                       5,682      5,230

Long-Term Debt                                        8,581      8,509

Other Liabilities                                     2,513      2,495

Deferred Income Taxes                                 1,905      1,885

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per
    share: authorized 3,600 shares, issued
    6/96 and 12/95 - 1,726                               29         29
  Capital in excess of par value                      1,140      1,045
  Retained earnings                                   9,369      8,730
  Currency translation adjustment                      (830)      (808)
                                                      9,708      8,996

Less:  Treasury Stock, at Cost
    6/96 - 161 shares, 12/95 - 150 shares            (2,255)    (1,683)
      Total Shareholders' Equity                      7,453      7,313

        Total Liabilities and
          Shareholders' Equity                      $26,134    $25,432







See accompanying notes.










- -5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Condensed Consolidated Balance Sheet at June 15, 1996 and the Condensed Consolidated Statement of Income for the 12 and 24 weeks ended June 15, 1996 and June 17, 1995 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 15, 1996 and June 17, 1995 have not been audited, but have been prepared in conformity with the accounting principles applied in the PepsiCo, Inc. and Subsidiaries (PepsiCo) 1995 Annual Report on Form 10-K (1995 Annual Report) for the year ended December 30, 1995, except as disclosed in Note 4 below. In the opinion of management, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

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

(3) Effective the beginning of the fourth quarter of 1995, PepsiCo adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which primarily reduced the carrying amount of certain long-lived assets to be held and used in the business. As a result, depreciation and amortization expense for the quarter and year-to-date was reduced by $18 million ($12 million after-tax or $0.01 per share) and $33 million ($22 million after-tax or $0.01 per share), respectively. Additionally, during the second quarter of 1996 PepsiCo performed the impairment evaluation, recognition and measurement tests required by SFAS 121, covering assets that in the first half of 1996 initially met the "history of operating losses" impairment indicator we use to identify potentially impaired assets and assets previously evaluated for impairment where, due to changes in circumstances, a current forecast of future cash flows would be expected to be significantly lower than the forecast used in the prior evaluation. As a result of the review, a noncash impairment charge of $18 million ($12 million after-tax or $0.01 per share) was recorded in selling, general and administrative expenses at the end of the second quarter to reduce the carrying value of certain long-lived assets to be held and used in the restaurant segment.

(4) Effective beginning fiscal year 1996, PepsiCo changed its classification of certain U.S. beverage promotional programs. To conform the 1995 results with those of 1996, a reclassification was made within the 1995 results, decreasing both net sales and selling, general and administrative expenses by $41 million and $75 million in the second quarter and year-to-date, respectively. This reclassification did not affect reported net income or net income per share.




- -6-
(5) Significant debt issuances and repayments (exclusive of commercial paper), including the related effects of any interest rate and/or foreign currency swaps entered into concurrently with the debt, are listed below. As disclosed in PepsiCo's 1995 Annual Report, PepsiCo enters into the swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs.

                                                           Weighted
                                                               Average
                                   Principal      Maturity    Interest
Debt Issued                      (in millions)      Date        Rate

12 weeks ended June 15, 1996:
                                      $191          1998         *
                                       150          1999         *
                                       166          2001         *
                                       100          2006         *
                                        75          2011         *
                                      $682

Subsequent to June 15, 1996:

                                      $180          1999         *
                                        25          2011         *
                                      $205

                                   Principal        Interest
Debt Repayments                  (in million)         Rate___

12 weeks ended June 15, 1996:
                                     $ 85              *
                                       15            14.4%
                                      175             7.5%
                                       50             6.0%
                                     $325

Subsequent to June 15, 1996:
                                     $200             4.6%


*    Variable rate debt indexed to either LIBOR or commercial paper rates.

(6) At June 15, 1996, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt", reflecting PepsiCo's intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis. At June 15, 1996, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $3.5 billion which expire in January 2001.

(7) Through the 24 weeks ended June 15, 1996, PepsiCo repurchased 23.4 million shares of its capital stock at a cost of $725 million. From June 16, 1996 through July 18, 1996, PepsiCo repurchased 2.0 million shares at a cost of $67 million.





- -7-
(8) In the first half of 1996, 29.3 million stock options were granted to senior management in a biennial grant under PepsiCo's Long-Term Incentive Plan. Of this amount, an immaterial number of options were subsequently converted to performance share units. On July 1, 1996, PepsiCo made an annual grant under its broad-based SharePower Stock Option Plan of 10.8 million options to approximately 130,000 eligible employees. On July 25, 1996, 6.1 million options were awarded under PepsiCo's Stock Option Incentive Plan for middle management employees.

(9)  Supplemental Cash Flow Information

     ($ in millions)                                    24 Weeks Ended
                                                    6/15/96      6/17/95
Cash Flow Data
   Interest paid                                      $315          $368
   Income taxes paid                                   409           447











































- -8-

MANAGEMENT'S ANALYSIS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION


As described in Note 2 to the Condensed Consolidated Financial Statements, a two-for-one stock split was authorized for shareholders of record at the end of business on May 10, 1996. All share data in Management's Analysis have been adjusted to reflect the stock split.

Forward-Looking Statements - Safe Harbor
From time to time, in both written reports and oral statements by PepsiCo senior management, we may express our expectations regarding future performance of the Company. These "forward-looking statements" are inherently uncertain and investors must recognize that events could turn out to be different than what senior management expected. Key factors impacting current and future performance are described in PepsiCo's 1995 Annual Report in Management's Analysis - Worldwide Marketplace on page 14.


Analysis of Consolidated Operations

Net Sales
($ in millions)
                      12 Weeks Ended                 24 Weeks Ended
                                         %                             %
               6/15/96    6/17/95     Change   6/15/96    6/17/95   Change

U.S.            $5,393     $5,167          4   $10,210    $ 9,637        6
International    2,298      2,078         11     4,035      3,765        7
                $7,691     $7,245          6   $14,245    $13,402        6
_______________________________________________________________________________

     Worldwide net sales rose $446 million in the quarter and $843 million year-to-date, or 6% for both periods. For both the quarter and year-to-date, the sales growth benefited from higher effective net pricing in each of our three business segments and net volume gains of $180 million and $357 million, respectively, partially offset by an unfavorable foreign currency exchange impact, primarily reflecting the continued devaluation of the Mexican peso. The volume gains were driven by worldwide snack foods and beverages partially offset by declines at Pizza Hut in the U.S., due to lapping the exceptional results from the national roll-out of Stuffed Crust pizza in 1995. Year-over-year sales growth rates were moderated by the effect of PepsiCo's restaurant strategy to reduce its ownership of the
restaurant system, as described in PepsiCo's 1995 Annual Report.   Also, as
noted in the 1995 Annual Report and on page 17, certain of our international beverage results are being reported on a different basis in 1996 than in 1995. Although this change will have no impact on full-year results, we are reporting 8 more days for the quarter and 17 less days on a year-to-date basis from our international franchise and administrative operations compared to last year. While not practicable to quantify, this change does affect the year-over-year interim growth rates.








- -9-
Cost of Sales
($ in millions)
                    12 Weeks Ended               24 Weeks Ended_
                6/15/96       6/17/95          6/15/96    6/17/95

Cost of sales     $3,696      $3,551            $6,902     $6,573
As a percent
 of net sales       48.1%       49.0%             48.5%      49.0%
_______________________________________________________________________________

     Cost of sales as a percent of net sales decreased in 1996 primarily due to lower raw materials costs and higher effective pricing in U.S. beverages and higher effective pricing in U.S. restaurants, partially offset by an unfavorable mix shift in international beverages from higher-margin concentrate to lower-margin packaged products.

Selling, General and Administrative Expenses (SG&A)
($ in millions)
                    12 Weeks Ended                 24 Weeks Ended__ _
                6/15/96        6/17/95          6/15/96       6/17/95

SG&A             $2,939         $2,751           $5,514        $5,188
As a percent
 of net sales      38.2%          38.0%            38.7%         38.7%
___________________________________________________________________________

     SG&A is comprised of selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income/(loss) from investments in unconsolidated affiliates. SG&A grew at a slightly faster rate than sales in the quarter and at the same rate as sales on a year-to-date basis. S&D grew at the same rate as sales in the quarter and at a slightly slower rate than sales year-to-date. Both periods reflected increased effective pricing and reduced depreciation and amortization expense as a result of the reduced carrying amount of long-lived assets in connection with the 1995 adoption of SFAS 121, primarily in U.S.
restaurants. U.S. beverages and snack foods S&D grew at rates faster than sales reflecting increased labor costs and spending by U.S. snack foods to capture volume previously sold by Eagle, the snack food division of Anheuser-Busch, as a result of their first quarter decision to exit the salty snack market. A&M grew at a faster rate than sales reflecting a faster rate of spending in U.S. beverages and worldwide snack foods, partially offset by a slower rate of spending in U.S. restaurants, and year-to-date, international beverages. G&A expenses grew slightly faster than sales in the quarter and, to a greater extent, year-to-date. This was primarily due to worldwide restaurants, reflecting the soft U.S. sales trends and increased spending partially offset by lapping the $20 million Pizza Hut relocation charge included in the quarter last year. Other income and expense included refranchising gains in excess of costs of closing other restaurants of $38 million and $84 million in the quarter and year-to-date, respectively, compared to $1 million and $4 million for the same periods in 1995. In addition, the quarter and year-to-date included an $18 million impairment charge to write-down the carrying value of certain long-lived restaurant assets, and year-to-date, a $26 million charge for Hot 'n Now. Losses from PepsiCo's unconsolidated equity investments, compared to earnings a year ago, primarily reflected losses from Buenos Aires Embotelladora S.A.
(BAESA), a beverage bottling joint venture, partially offset by income from our 1995 investment in Grupo Embotellador de Mexico (GEMEX) and smaller losses by our other Mexican beverage bottling

- -10-
joint ventures. Net foreign exchange losses of $5 million and $8 million in the quarter and year-to-date, respectively, compared to a net foreign exchange loss of $4 million and a gain of $6 million in the comparable periods in the prior year.

     Amortization of intangible assets declined 5% for the quarter and 4% year-to-date as a result of the reduced carrying amount of intangible assets in connection with the 1995 adoption of SFAS 121. This noncash expense reduced net income per share by $0.04 and $0.07 for the quarter and year-to-date, respectively, for both 1996 and 1995.

Operating Profit
($ in millions)
                        12 Weeks Ended              24 Weeks Ended
                                        %                           %
                  6/15/96   6/17/95  Change   6/15/96   6/17/95   Change

Operating Profit     $986       $869     13    $1,692    $1,498       13
________________________________________________________________________

     Operating profit increased $117 million for the quarter and $194 million year-to-date or 13% for both periods. The growth was driven by combined segment operating profit growth of 14% for both the quarter and year-to-date which benefited from the higher effective net pricing which exceeded increased operating costs, volume growth of $54 million for the quarter and $97 million year-to-date and a favorable impact from net restaurant unit activity, as defined on page 22, of $46 million and $99 million in the quarter and year-to-date, respectively. The volume growth was driven by worldwide snack foods and U.S. beverages, partially offset by a decline at Pizza Hut U.S. and, year-to-date, international beverages. In addition, the quarter and year-to-date profit growth benefited from reduced depreciation and amortization expense of $18 million and $33 million, respectively, associated with the adoption of SFAS 121, fully offset in the quarter and partially offset year-to-date by the SFAS 121 non-cash impairment charge of $18 million. International segment profits increased 15% for the quarter and 14% year-to-date, reflecting double-digit increases in snack foods and restaurants and, year-to-date, in beverages. International segment profits in both 1996 and 1995 represented 18% and 17%, respectively, of segment operating profits for the quarter and year-to-date. Foreign exchange gains and losses and equity income/(loss) from unconsolidated equity investments are not included in segment operating profit. Operating profit growth was hampered by the effect of the net foreign exchange gains and losses and the losses from unconsolidated equity investments compared to profits a year ago.

Interest Expense, net
($ in millions)
                         12 Weeks Ended             24 Weeks Ended
                                        %                            %
                  6/15/96   6/17/95  Change     6/15/96  6/17/95   Change

Interest expense    $(141)    $(162)    (13)       $(282)  $(322)    (12)
Interest income        25        29     (14)          48      56     (14)
Interest expense,
 net                $(116)    $(133)    (13)       $(234)  $(266)    (12)
___________________________________________________________________________

     Interest expense, net, decreased 13% for the quarter and 12% year-to-date, reflecting lower interest rates.
- -11-

Provision for Income Taxes
($ in millions)
                         12 Weeks Ended             24 Weeks Ended
                      6/15/96        6/17/95    6/15/96        6/17/95

Provision for
 Income Taxes            $287           $249        $481          $424
Effective tax rate                 33.0%      33.8%                33.0%
34.4%
___________________________________________________________________________

     The 1996 effective tax rate decreased 0.8 of a point and 1.4 points for the quarter and year-to-date, respectively. The decline primarily reflected the reversal of prior year valuation allowances no longer required on state and foreign deferred tax assets. The reversals are reflected in the full-year forecast of the 1996 effective tax rate.


     As reported in our Form 8-K dated May 13, 1996, the U.S. Treasury Department promulgated a final regulation on May 9, 1996 which significantly revised its earlier proposed change in the tax regulation known as Q&A 12. As described in PepsiCo's 1995 Annual Report, the original proposal, if enacted, was expected to significantly reduce the tax incentives associated with our beverage concentrate operations in Puerto Rico and, therefore, have a significant negative impact on PepsiCo's effective tax rate in 1996, as well as in future years. The final regulation, which is effective for PepsiCo retroactive to December 1, 1994, will not significantly impact PepsiCo.

Net Income
(in millions except per
 share and percent amounts)
                             12 Weeks Ended           24 Weeks Ended
                                             %                        %
                          6/15/96 6/17/95 Change  6/15/96  6/17/95  Change



Net Income                  $ 583   $ 487     20    $ 977    $ 808      21
Net Income Per Share        $0.36   $0.30     20    $0.60    $0.50      20
Average Shares Outstanding
 Used to Calculate Net
 Income Per Share           1,613   1,607      -    1,616    1,603       1
________________________________________________________________________

BAESA

     Under PepsiCo's partnership agreement with the principal shareholders of BAESA, PepsiCo's beverage bottling joint venture with operations currently in Argentina, Brazil, Chile, Costa Rica and Uruguay, voting control was transferred to PepsiCo on July 1, 1996, subject to certain veto rights retained by Mr. Charles Beach, BAESA's former Chief Executive Officer. In its July 2, 1996 press release, BAESA announced the election of a new Board of Directors and the appointment of a new management team. Mr. Beach remains as Chairman of the Board. The press release also indicated that BAESA's fiscal third quarter losses would be significantly greater than those reported for the fiscal second quarter and that no improvement in operating results should be expected for the balance of its fiscal year ending September 30, 1996. The expected losses, which were not quantified, reflect anticipated operating losses, restructuring charges, facility

- -12-
closures and adjustments to the carrying amount of certain assets and liabilities. BAESA said its operating results and ensuing financing position could place it in technical breach of certain financial convenants in its loan agreements and other financing arrangements. BAESA said it is currently working on a new financing plan. Because of Mr. Beach's veto rights, PepsiCo will not consolidate the results of BAESA but will continue to include its 24% economic share of the results of BAESA in equity earnings. To facilitate the financial reporting process, PepsiCo reports its share of all of its international beverage joint ventures' earnings on a one month lag. Accordingly, PepsiCo includes BAESA's results in its quarterly earnings as follows:


               PepsiCo                       BAESA*

               First quarter                 December and January

               Second quarter                February, March and April

               Third quarter                 May, June and July

               Fourth quarter                August, September, October and
November


*BAESA's fiscal year ends September 30.

It is anticipated that PepsiCo's share of BAESA's expected fiscal third and fourth quarter losses will not have a material adverse effect on PepsiCo's financial condition or cash flow, but will adversely affect year-over-year earnings comparisons. The extent of PepsiCo's role, if any, in BAESA's new financing plan has not yet been determined. Reliable information is not currently available for PepsiCo to determine whether its $152 million investment (including advances) in BAESA as of May 31, 1996 has been impaired requiring a write-down in its carrying amount.


Impairment

As disclosed in PepsiCo's 1996 first quarter Form 10-Q and as discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements, during the second quarter PepsiCo performed the impairment evalution, recognition and measurement tests required by SFAS 121. As a result of that review, an $18 million ($12 million after-tax or $0.01 per share) noncash impairment charge was recorded at the end of the second quarter to reduce the carrying value of certain long-lived restaurant assets. Absent circumstances that would require an immediate evaluation for impairment, PepsiCo intends to perform its next impairment evaluation, recognition and
measurement tests in the fourth quarter of 1996.   Management believes that
impairment charges, primarily related to the restaurant segment, are reasonably possible in the fourth quarter of 1996 but anticipates that, for the full-year, impairment charges for that segment will be more than offset by refranchising gains net of costs of closing other stores. Refer also to the discussion above regarding a potential impairment of our investment in BAESA.



- -13-

PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
($ in millions, unaudited)

                           Net Sales               Operating Profit
                        12 Weeks Ended               12 Weeks Ended
                                         %                           %
                  6/15/96  6/17/95   Change    6/15/96  6/17/95   Change

Beverages
- -U.S.              $1,772   $1,649      7       $  365     $321     14
- -International        967      909      6           75       75      -
                    2,739    2,558      7          440      396     11

Snack Foods
- -U.S.               1,504    1,302     16          288      264      9
- -International        801      696     15           82       64     28
                    2,305    1,998     15          370      328     13

Restaurants
- -U.S.               2,117    2,216     (4)         194      162     20
- -International        530      473     12           26       20     30
                    2,647    2,689     (2)         220      182     21

Total
- -U.S.               5,393    5,167      4          847      747     13
- -International      2,298    2,078     11          183      159     15
                   $7,691   $7,245      6        1,030      906     14

Equity/(Loss) Income                                (1)       9     NM

Other Unallocated Expenses, net (b)                (43)     (46)    (7)

Operating Profit                                $  986     $869     13

By U.S. Restaurant Chain: (c)
 Pizza Hut         $  871   $1,017    (14)      $  103     $ 96      7
 Taco Bell            811      810      -           59       45     31
 KFC                  435      389     12           32       21     52
                   $2,117   $2,216     (4)      $  194      162     20

NOTES:
(a) This schedule should be read in conjunction with Management's Analysis beginning on page 16.
(b) Includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments. Net foreign exchange losses of $5 and $4 were included in 1996 and 1995, respectively.
(c) PepsiCo has historically provided results for each of its three major restaurant concepts (which included the results of other U.S. concepts managed by Taco Bell and Pizza Hut) on a worldwide basis. Beginning with the fourth quarter of 1995, PepsiCo changed the presentation of the restaurant results to more closely reflect how we currently manage the business. Net sales and operating profit are now provided for each of PepsiCo's three major U.S. concepts (including the results of the other concepts managed by Taco Bell and Pizza Hut) and in total for the international restaurant operations. Previously reported amounts have been restated to conform to the current presentation.

- -14-


PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
($ in millions, unaudited)

                           Net Sales               Operating Profit
                       24 Weeks Ended              24 Weeks Ended
                                        %                             %
                 6/15/96   6/17/95   Change    6/15/96  6/17/95    Change

Beverages
- -U.S.            $ 3,211   $ 3,012      7       $  609   $  530      15
- -International     1,491     1,479      1           87       77      13
                   4,702     4,491      5          696      607      15

Snack Foods
- -U.S.              2,849     2,478     15          535      496       8
- -International     1,512     1,344     13          155      135      15
                   4,361     3,822     14          690      631       9

Restaurants
- -U.S.              4,150     4,147      -          342      274      25
- -International     1,032       942     10           57       50      14
                   5,182     5,089      2          399      324      23

Total
- -U.S.             10,210     9,637      6        1,486    1,300      14
- -International     4,035     3,765      7          299      262      14
                 $14,245   $13,402      6        1,785    1,562      14

Equity/(Loss) Income                                (3)       7      NM

Other Unallocated Expenses, net (b)                (90)     (71)     27

Operating Profit                                $1,692   $1,498      13

By U.S. Restaurant Chain:(c)
 Pizza Hut       $ 1,776   $ 1,862     (5)      $  209   $  161      30
 Taco Bell         1,553     1,538      1           81       78       4
 KFC                 821       747     10           52       35      49
                 $ 4,150   $ 4,147      -       $  342   $  274      25

NOTES:
(a) This schedule should be read in conjunction with Management's Analysis beginning on page 16.
(b) Includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments. A net foreign exchange loss of $8 and gain of $6 were included in 1996 and 1995, respectively.
(c) PepsiCo has historically provided results for each of its three major restaurant concepts (which included the results of other U.S. concepts managed by Taco Bell and Pizza Hut) on a worldwide basis. Beginning with the fourth quarter of 1995, PepsiCo changed the presentation of the restaurant results to more closely reflect how we currently manage the business. Net sales and operating profit are now provided for each of PepsiCo's three major U.S. concepts (including the results of the other concepts managed by Taco Bell and Pizza Hut) and in total for the international restaurant operations. Previously reported amounts have been restated to conform to the current presentation.
- -15-
Segments of The Business

Beverages
($ in millions)
                      12 Weeks Ended                 24 Weeks Ended
                                      %                              %
                6/15/96   6/17/95   Change     6/15/96   6/17/95   Change

Net Sales
 U.S.            $1,772    $1,649      7        $3,211    $3,012      7
 International      967       909      6         1,491     1,479      1
                 $2,739    $2,558      7        $4,702    $4,491      5

Operating Profit
 U.S.            $  365    $  321     14        $  609    $  530     15
 International       75        75      -            87        77     13
                 $  440    $  396     11        $  696    $  607     15
_________________________________________________________________________

Sales in the U.S. rose 7% for both the quarter and year-to-date or $123 million and $199 million, respectively. Volume growth contributed $65 million for the quarter and $93 million year-to-date driven by carbonated soft drink (CSD) products. The sales growth for both the quarter and year-to-date also benefited from higher pricing on most CSD packages, primarily single-serve, and fountain syrup.

     System bottler case sales of Pepsi Corporate brands (BCS), which is comprised of company-owned brands as well as brands we have the right to produce, distribute and market nationally, consist of sales of packaged products to retailers and through vending machines and fountain syrup by company-owned and franchised bottlers. Second quarter U.S. and international BCS include the calendar months of April and May, consistent with prior years. BCS in the U.S. increased 4% for the quarter and year-to-date, reflecting solid increases in Brand Pepsi and the Mountain Dew brand as well as growth of more than 50% in Mug brand root beer. Total alternative beverages, which primarily include Lipton brand ready-to-drink tea and All Sport, grew at a double-digit rate. The growth in Lipton, which represents approximately 70% of the alternative beverages BCS, was due to strong double-digit volume gains from fountain syrup and strong gains from Lipton Brisk which more than offset single-digit volume declines of Lipton Brew. Alternative beverages contributed 0.8 of a point to the BCS growth for the quarter and year-to-date. Fountain syrup grew at a significantly faster rate than packaged products for both the quarter and year-to-date, primarily a result of several new customers added at the end of 1995.

     Profit in the U.S. increased $44 million or 14% for the quarter and $79 million or 15% year-to-date. The quarter and year-to-date profit growth reflected the higher pricing on most CSD packages and fountain syrup and volume gains of $34 million and $51 million, respectively, as well as lower product costs. Advertising and marketing expenses grew at a double-digit rate for both the quarter and year-to-date, primarily due to the Pepsi Stuff promotion. For the quarter and year-to-date, selling and distribution expenses grew at a slower rate than sales, but at a faster rate than volume, reflecting increased salaries and wages. Increased administrative expenses for both periods primarily reflected costs incurred in connection with national initiatives to upgrade operating and administrative systems. Profit growth for the quarter and year-to-date was

- -16-
aided by higher profit in alternative beverages, primarily caused by lapping a second quarter 1995 charge for estimated probable future take-or-pay co-packing penalties. Year-to-date profit growth was favorably impacted by a litigation settlement with a supplier for purchases made in prior years. The profit margin grew more than 1 point to 20.6% for the quarter and nearly 1 1/2 points to 19.0% year-to-date.

     As previously disclosed in PepsiCo's 1995 Annual Report and 1996 first quarter report on Form 10-Q, 1996 quarterly results for international beverages will not be comparable to 1995's because its results, except for Canada, are now reported on a monthly basis. For 1995, generally only the company-owned bottling operations reported results on a monthly basis. As a result, the franchise and administrative operations are reporting 3 and 5 months of results in the 1996 second quarter and year-to-date, compared to 12 and 24 weeks, respectively, last year. Therefore, 1996 second quarter results include 8 more days, while the year-to-date results have 17 less days. The 17 days will reverse over the remaining two quarters in 1996 and accordingly, full-year results will be comparable. Although not reasonably quantifiable, the quarter and year-to-date comparisons discussed below are affected by the noncomparable reporting periods.

     International sales rose $58 million or 6% in the quarter and $12 million or 1% year-to-date. Sales growth for the quarter reflected $71 million of higher volume of both packaged product sales and concentrate shipments to franchised bottlers and $38 million of volume growth year-to-date, primarily from packaged products, partially offset by lower concentrate volume. Sales growth was also aided by higher effective net prices, due in part to country and product mix, on packaged products and concentrate for the quarter and concentrate year-to-date. These gains were dampened by unfavorable currency translation impacts, primarily due to the strength of the U.S. dollar against most other currencies, with the most significant impact in Japan and Mexico.

     International case sales increased 5% for the quarter and 4% year-to-date, led by Growth Markets (primarily Brazil, China, Eastern Europe and India, where we are investing heavily because we believe they have high growth potential) which, on a combined basis, grew at a low double-digit rate for both periods. The quarter and year-to-date BCS increases in our Growth Markets reflected double-digit growth in India, the Czech and Slovak Republics, Hungary and China, partially offset by a single-digit decline in Brazil for the quarter. Although the quarter and year-to-date increases in Growth Markets were partially offset by single-digit declines in Mexico, our largest international BCS market, reflecting adverse economic conditions and increased competition in that country, Mexico's volume trends improved from the first quarter.

     International profit was flat for the quarter and increased $10 million or 13% year-to-date. The quarter profit comparison reflected increased volumes of $16 million and the higher effective net pricing on concentrate which was fully offset by the unfavorable currency translation impacts and increased field administrative costs. The year-to-date profit growth was also favorably impacted by the higher effective net pricing on concentrate as well as packaged products and lower field administrative costs, partially offset by $20 million of reduced volumes, driven by concentrate, and by the unfavorable currency translation impacts. The profit margin declined one-half point to 7.8% for the quarter and more than one-half point to 5.8% year-to-date.


- -17-
     Following is a discussion of international results by key geographic market. Growth Markets, for both the quarter and year-to-date, incurred significantly lower losses, led by significantly improved results in India and Hungary and reduced losses in Poland, partially offset by significantly deteriorating results in Brazil. Our largest international sales markets are Canada, Spain and Japan, which have sizable company-owned bottling operations. Canada's profit declined slightly for the quarter as a result of higher field administrative costs, while profit grew year-to-date, reflecting higher volume and increased effective net pricing, due in part to product mix. Profit for both periods in Spain was significantly lower, reflecting reduced effective net pricing, due in part to product mix, and a higher rate of promotional activity. Japan's profit for both periods declined significantly, driven by an unfavorable mix shift to lower-margin channels. Saudi Arabia, our most profitable franchised country, reported lower profit for both periods, primarily reflecting an increased rate of advertising and marketing spending, due to increased competition, and lower concentrate shipments year-to-date, although BCS increased.

     As described on page 12, BAESA issued a press release describing significantly increased losses due to weak operating results, restructuring actions and substantial noncash accounting charges. PepsiCo will reflect its 24% economic share in these losses in equity earnings. In addition, due to BAESA's operating difficulties, international beverages' results will likely be negatively impacted by reduced concentrate sales and profitability in Brazil and, to a lesser degree, Argentina.


































- -18-
Snack Foods
($ in millions)
                     12 Weeks Ended                  24 Weeks Ended
                                       %                               %
               6/15/96    6/17/95   Change     6/15/96    6/17/95   Change

Net Sales
  U.S.          $1,504     $1,302      16       $2,849      $2,478     15
  Int'l            801        696      15        1,512       1,344     13
                $2,305     $1,998      15       $4,361      $3,822     14

Operating
 Profit
  U.S.          $  288     $  264       9       $  535      $  496      8
  Int'l             82         64      28          155         135     15
                $  370     $  328      13       $  690      $  631      9
___________________________________________________________________________

Sales in the U.S. grew $202 million or 16% for the quarter and $371 million or 15% year-to-date. The sales increase reflected strong volume growth of $145 million for the quarter and $261 million year-to-date and the effects of increased pricing taken in the latter half of 1995 across all major brands. The volume growth reflected gains in almost all major brands, led by low-fat and no-fat snacks, which accounted for about 45% of the sales growth for both the quarter and year-to-date.

     Pound volume in the U.S. advanced 11% for both the quarter and year-to-date, reflecting exceptional performance from the low-fat and no-fat categories. These categories contributed 40% of the total pound growth for both the quarter and year-to-date, driven by Baked Lay's brand potato chips, Tostitos brand salsa, Baked Tostitos brand tortilla chips and for the year-to-date Ruffles Light brand potato chips. Rold Gold brand pretzels volume declined slightly in both periods. Core brands, excluding the low-fat and no-fat products, had solid single-digit growth for both the quarter and year-to-date as follows: the quarter and year-to-date growth was aided by strong single-digit growth in Lay's brand potato chips; double-digit growth in Fritos brand corn chips fueled by both the introduction of new flavor extensions and the core brand; strong double-digit growth of Tostitos brand tortilla chips; strong single-digit growth in Ruffles brand potato chips, benefiting from new flavor extensions; and double-digit growth in Chee.tos brand cheese flavored snacks aided by a national advertising campaign supporting the introduction of Chee.tos Checkers. Doritos brand tortilla chips remained flat for the quarter and had solid single-digit pound growth year-to-date, driven by new flavor extensions.

     Profit in the U.S. grew $24 million or 9% for the quarter and $39 million or 8% year-to-date. The profit increase reflected the volume growth, which contributed $66 million and $120 million for the quarter and year-to-date, respectively, the higher pricing that exceeded increased promotional price allowances and merchandising support, and a favorable sales mix shift to higher-margin low-fat and no-fat products, partially offset by an unfavorable sales mix shift to larger value-oriented packages. This profit growth was partially offset by higher operating costs and administrative expenses. The increase in operating costs reflected increased selling and distribution expenses, higher manufacturing costs, reflecting increased capacity and commodity costs, and higher advertising

- -19-
expenses. These increases were due in part to an effort to capture volume that has become available as a result of a first quarter decision by Anheuser-Busch to exit the salty snack food business. The higher administrative expenses reflected investment spending to sustain strong volume growth including improved delivery systems, costs related to new single-serve sweet snack products produced under a joint venture arrangement with Sara Lee Bakery and costs associated with development and tests of new products using the recently approved fat-replacer, Olean. For both the quarter and year-to-date, unfavorable potato and corn prices were partially offset by favorable oil and packaging prices. Although difficult to forecast, our 1996 commodity costs are expected to increase modestly over 1995 through the third quarter and for the fourth quarter, will be dependent upon the fall crops. The profit margin decreased over 1 point for both the quarter and year-to-date to 19.1% and 18.8%, respectively.

     International sales increased $105 million or 15% for the quarter and $168 million or 13% year-to-date. The sales increase reflected higher pricing, primarily the effect of 1995 pricing actions in Mexico, and increased volume growth of $59 million and $109 million for the quarter and year-to-date, respectively, partially offset by a net unfavorable currency translation impact, primarily due to the Mexican peso and, for the quarter, the British pound.

     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures (JV) operating for at least one year. Salty snack kilos rose 6% for the quarter and 7% year-to-date, reflecting double-digit volume growth in the U.K., fueled by in-bag promotions beginning late in the first quarter, and Brazil as well as strong single-digit growth in Canada. In addition, our Korea JV achieved solid double-digit growth fueled, in part, by an in-bag promotion. These gains were partially offset by a double-digit decline in our Spain JV and, for the quarter, in the Netherlands JV reflecting the lapping of successful 1995 in-bag promotions. Sweet snack kilos grew 2% for the quarter and 3% year-to-date reflecting strong double-digit advances in Poland and in our France JV as well as a triple-digit advance in Brazil, partially offset by a single-digit decline at Gamesa and at Alegro, the sweet snack division of Sabritas, due to market-wide contraction, in part, reflecting the impact of price increases primarily taken last year. Additionally, both Gamesa and Sabritas lapped strong 1995 volume growth.

     International operating profit increased $18 million or 28% for the quarter and $20 million or 15% year-to-date. The operating profit growth reflected the higher pricing and the increased volumes of $8 million and $18 million for the quarter and year-to-date, respectively, which were partially offset by higher operating costs, increased administrative expenses and the net unfavorable currency translation impact, primarily in Mexico and, for the quarter, in the U.K. The growth in operating costs, driven by Mexico, reflected increased manufacturing costs primarily due to higher commodity prices, selling and distribution and advertising expenses. The increased administrative costs reflected general business growth and a $4 million charge for the relocation of its headquarters from New York to Dallas. The profit margin increased 1 point in the quarter to 10.2% and improved slightly year-to-date to 10.3%.

     The following are discussions by key business. Operating profit increased about 30% at Sabritas during the quarter and over 5% year-to-



- -20-
date, reflecting higher pricing resulting primarily from the 1995 increases, partially offset by an increase in operating costs and an unfavorable currency translation impact. The increased operating costs reflected significantly higher manufacturing costs due to higher ingredient prices as well as increased selling and distribution expenses. The operating profit growth was also aided by a reversal of an employee bonus accrual that, in the quarter, was determined to be excess. Lower-margin sweet snack kilo volume from the Alegro division decreased 3% in the quarter and 7% year-to-date. Higher-margin salty snack kilos were about even with 1995 for both the quarter and year-to-date.

     Gamesa's profit grew over 20% for the quarter and nearly 50% year-to-date as higher pricing more than offset higher operating costs and the unfavorable currency translation impact year-to-date and, to a lesser extent, in the quarter. The increased operating costs primarily reflected higher manufacturing costs due to higher ingredient prices and increased selling and distribution expenses, reflecting route expansion. Sweet snack kilos declined 6% in the quarter and 1% year-to-date.

     Walkers' profit increased over 70% and almost 40% during the quarter and year-to-date, respectively. Higher pricing, due to a 1995 fourth quarter price increase, and increased volumes, fueled by in-bag promotions beginning late in the first quarter, as well as favorable operating costs due to lower labor costs and favorable potato prices were partially offset by an unfavorable mix shift to lower-margin multi-packs, higher advertising expenses and the unfavorable currency translation impact. The profit growth was also aided by a gain on the sale of a nut business in the second quarter. Salty snacks kilos increased 13% for both the quarter and year-to-date.

     Brazil's profit increased about 10% during the quarter and year-to-date. Increased volume of core brands, lower selling and distribution expenses and a favorable sales mix shift in the quarter were partially offset by an increase in administrative expenses and year-to-date, an unfavorable sales mix shift to larger lower-margin packages. Brazil had been operating at maximum capacity and during the second quarter expanded production capacity to respond to the strong consumer demand. Salty snack kilos increased 16% for both the quarter and year-to-date. Sweet snack kilos doubled over the prior year off a small base.




















- -21-
Restaurants
($ in millions)
                      12 Weeks Ended                 24 Weeks Ended
                                       %                               %
                 6/15/96  6/17/95   Change     6/15/96    6/17/95   Change


Net Sales
 U.S              $2,117   $2,216      (4)      $4,150     $4,147      -
 International       530      473      12        1,032        942     10
                  $2,647   $2,689      (2)      $5,182     $5,089      2

Operating Profit
 U.S.             $  194   $  162      20       $  342     $  274     25
 International        26       20      30           57         50     14
                  $  220   $  182      21       $  399     $  324     23
___________________________________________________________________________

Net sales by PFS, PepsiCo's restaurant distribution operation, to the franchisee and licensee operations of each restaurant chain and the related estimated operating profit have been allocated to each restaurant chain. Also, where significant, the estimated effects of net unit activity on net sales and operating profit are provided in the following discussions for each chain to facilitate an understanding of their impact on year-over-year comparisons. Net unit activity includes the effects of:

- - Closed stores and refranchised stores (company-operated stores sold to existing or new franchisees)
- - New stores - company-operated stores that are constructed or acquired, principally from franchisees
- - Ongoing franchise fees and PFS sales and related profit to refranchised stores
- - Initial franchise fees related to refranchised stores
- - Net refranchising gains - gains on sales of stores in excess of costs of closing other stores

     PepsiCo refranchised, licensed or closed 178 and 480 company-operated stores and opened or acquired 82 and 174 company-operated units in the quarter and the year-to-date, respectively. As summarized below, the effect of this net unit activity decreased worldwide restaurant sales by $3 million in the quarter and increased worldwide restaurant sales by $34 million year-to-date. Net unit activity increased operating profit by $46 million and $99 million in the quarter and year-to-date, respectively. In addition, 1996 year-to-date operating profit included a $26 million charge primarily for the disposal of underperforming units at Hot `n Now.














- -22-

                                             June 15, 1996
($ in millions)                        12 Weeks        24 Weeks
                                        Ended            Ended

Net Sales:
Closed and refranchised stores          $(103)          $(175)
New store and ongoing franchise
 fees and PFS sales related to
 refranchised stores                       98             202
Initial franchise fees related to
 refranchised stores                        2               7
   Net unit activity                    $  (3)          $  34


Operating Profit:
Closed and refranchised stores          $  (6)          $ (10)
New store and ongoing franchise
 fees and PFS profit related to
 refranchised stores                       15              29
Initial franchise fees related to
 refranchised stores                        2               7
Net refranchising gains*                   35              73
   Net unit activity                    $  46           $  99

* The quarter reflected $38 of refranchising gains less $3 of store closure costs in 1996 compared to $6 of refranchising gains less $6 of store closure costs in 1995. Year-to-date reflected $78 of refranchising gains less $2 of store closure costs in 1996 compared to $13 of refranchising gains less $10 of store closure costs in 1995.





























- -23-
1996 Restaurant Unit Activity

                      Company-  Joint
                      Operated  Venture Franchised   Licensed  Total
12 Weeks Ended:
Worldwide Restaurants
Beginning Balance      12,553    1,016     12,277     2,947    28,793
 New Builds &
  Acquisitions             82       20        159       251       512
 Refranchising &
  Licensing               (86)       -         75        11         -
 Closures                 (92)      (7)       (42)      (98)     (239)
June 15, 1996          12,457    1,029     12,469     3,111    29,066

U.S. Restaurants*
Beginning Balance      10,095       77      7,776     2,737    20,685
 New Builds &
  Acquisitions             45        1         54       218       318
 Refranchising &
  Licensing               (78)       -         75         3         -
 Closures                 (55)      (2)       (26)      (92)     (175)
June 15, 1996          10,007       76      7,879     2,866    20,828

24 Weeks Ended:
Worldwide Restaurants
Beginning of Year      12,763    1,004     12,025     2,748    28,540
 New Builds &
  Acquisitions            174       34        288       525     1,021
 Refranchising &
  Licensing              (268)       -        257        11         -
 Closures                (212)      (9)      (101)     (173)     (495)
June 15, 1996          12,457    1,029     12,469     3,111    29,066

U.S. Restaurants*
Beginning of Year      10,309       78      7,599     2,551    20,537
 New Builds &
  Acquisitions             93        1         93       475       662
 Refranchising &
  Licensing              (231)       -        228         3         -
 Closures                (164)      (3)       (41)     (163)     (371)
June 15, 1996          10,007       76      7,879     2,866    20,828

* The U.S. joint venture units represent California Pizza Kitchen which was consolidated at the end of the second quarter and will be reflected with the company-operated units beginning in the third quarter.
_______________________________________________________________________________
[Note:  A summary of the 1996 restaurant unit activity for each U.S.
concept and for international restaurant operations is included in each of the following discussions.]

     PepsiCo's overall ownership percentage, which includes joint venture units, of total system units declined almost 2 points to 46.4% since the end of 1995, driven by the U.S. Total system units grew almost 2% since the end of 1995.




- -24-
     As disclosed in PepsiCo's 1996 first quarter Form 10-Q and as discussed in Note 3 to the Condensed Consolidated Financial Statements, in the second quarter PepsiCo performed the impairment evaluation, recognition and measurement tests required by SFAS 121 for company-operated restaurants. The evaluation covered restaurants that in the first half of 1996 initially met the "history of operating losses" impairment indicator we use to identify potentially impaired assets and restaurants previously evaluated for impairment where, due to changes in circumstances, a current forecast of future cash flows would be expected to be significantly lower than the forecast used in the prior evaluation. As a result of the review, an $18 million noncash impairment charge was recorded at the end of the second quarter to reduce the carrying value of certain long-lived restaurant assets. Absent circumstances that would require an immediate evaluation for impairment, PepsiCo intends to perform its next impairment evaluation, recognition and measurement tests in the fourth quarter of 1996. Management believes that restaurant impairment charges are reasonably possible in the fourth quarter, but anticipates that on a full-year basis impairment charges will be more than offset by refranchising gains net of costs of closing other stores.

     Restaurant operating profit also included reduced depreciation and amortization expense of $16 million and $29 million in the quarter and year-to-date, respectively. This resulted from the reduced carrying amount of certain long-lived assets in connection with the adoption of SFAS 121 as of the beginning of the fourth quarter of 1995.


































- -25-
Pizza Hut-U.S
($ in millions)

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

                      12 Weeks Ended                 24 Weeks Ended
                                      %                              %
                6/15/96   6/17/95   Change     6/15/96   6/17/95   Change


Net Sales          $871    $1,017     (14)      $1,776    $1,862     (5)

Operating Profit            $103     $   96        7     $  209      $  161
30

___________________________________________________________________________

                      1996 Restaurant Unit Activity

                      Company-
                      Operated  Franchised  Licensed        Total
12 Weeks Ended:
Beginning Balance       5,008     2,901         901        8,810
 New Builds &
  Acquisitions             17        18          58           93
 Refranchising &
  Licensing               (56)       56           -            -
 Closures                 (29)      (13)        (16)         (58)
June 15, 1996           4,940     2,962         943        8,845

24 Weeks Ended:
Beginning of Year       5,145     2,819         863        8,827
 New Builds &
  Acquisitions             39        33         104          176
 Refranchising &
  Licensing              (131)      131           -            -
 Closures                (113)      (21)        (24)        (158)
June 15, 1996           4,940     2,962         943        8,845
___________________________________________________________________________

     Net sales decreased $146 million or 14% for the quarter and $86 million or 5% year-to-date. The sales decline was driven by a decrease in same store sales for company-operated units of 13% for the quarter and 2% year-to-date and the unfavorable impact of net unit activity of $29 million for the quarter and $38 million year-to-date as summarized below. Same store sales reflected quarterly and year-to-date declines in delivery, carryout and dine-in. The decline in same store sales reflected lower volumes of $180 million for the quarter and $166 million year-to-date primarily resulting from the difficult comparison to 1995 when same store sales increased 14% in the quarter due to the successful introduction of Stuffed Crust pizza. These declines were partially offset by a higher average guest check primarily resulting from reduced promotional activities.

- -26-
The summary of the impact of net unit activity on year-over-year net sales comparisons is as follows:

($ in millions)                               June 15, 1996_____
                                       12 Weeks         24 Weeks
                                        Ended__           Ended_

Closed and refranchised stores           $(47)            $(81)
New stores and ongoing franchise
 fees and PFS sales related to
 refranchised stores                       18               41
Initial franchise fees related
 to refranchised stores                     -                2
   Net unit activity                     $(29)            $(38)

     Operating profit grew $7 million or 7% for the quarter and $48 million or 30% year-to-date. The profit growth reflected the higher average guest check and the favorable impact of net unit activity of $33 million for the quarter and $61 million year-to-date as summarized below. These benefits were partially offset by lower volumes of $68 million and $64 million for the quarter and year-to-date, respectively, and higher operating costs partially offset by lower administrative expenses. The higher operating costs reflected a $9 million SFAS 121 noncash impairment charge and increased labor and cheese costs, partially offset by reduced depreciation and amortization expense of $5 million and $8 million for the quarter and year-to-date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121. See
Note 3 to the Condensed Consolidated Financial Statements and page 25 for further details on the 1996 impairment charge. The decline in administrative expenses reflected the absence of a $20 million headquarters relocation accrual recorded in the second quarter of last year, partially offset by increased field and headquarters administrative expenses, in part related to costs associated with its new headquarters facility in Dallas.

The summary of the impact of net unit activity on year-over-year operating profit comparisons is as follows:

($ in millions)                              June 15, 1996______
                                       12 Weeks         24 Weeks
                                        Ended__           Ended_
Closed and refranchised stores            $(4)             $(5)
New stores and ongoing franchise
 fees and PFS profit related
 to refranchised stores                     3                8
Initial franchise fees related
 to refranchised stores                     -                2
Net refranchising gains*                   34               56
   Net unit activity                      $33              $ 61

* The quarter reflected refranchising gains of $36 less $1 of store closure costs in 1996 compared to $6 of refranchising gains less $5 of store closure costs in 1995. Year-to-date reflected $62 of refranchising gains less $1 of store closure costs in 1996 compared to $13 of refranchising gains less $8 of store closure costs in 1995.

The operating profit margin increased over 2 points for the quarter and over 3 points year-to-date to 11.8% for both periods, primarily reflecting the benefits of the net refranchising gains.

- -27-
Taco Bell-U.S
($ in millions)

The tables of operating results and unit activity presented below include Taco Bell as well as the Hot `n Now (HNN) and Chevys concepts, which are managed by Taco Bell. The elements in the year-over-year discussions of net sales and operating profit that follow do not include HNN and Chevys, unless otherwise indicated.

                      12 Weeks Ended                 24 Weeks Ended
                                      %                              %
                6/15/96   6/17/95   Change     6/15/96   6/17/95   Change

Net Sales          $811      $810       -       $1,553    $1,538      1

Operating Profit          $ 59        $ 45         31      $   81  $   78
4
___________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-
                      Operated  Franchised  Licensed     Total
12 Weeks Ended:
Beginning Balance       3,070     1,874       1,727      6,671
 New Builds &
  Acquisitions             20        25         154        199
 Refranchising &
  Licensing               (22)       19           3          -
 Closures                 (14)       (2)        (74)       (90)
June 15, 1996           3,054     1,916       1,810      6,780

24 Weeks Ended:
Beginning of Year       3,133     1,779       1,578      6,490
 New Builds &
  Acquisitions             42        44         360        446
 Refranchising &
  Licensing              (100)       97           3          -
 Closures                 (21)       (4)       (131)      (156)
June 15, 1996           3,054     1,916       1,810      6,780
___________________________________________________________________________

     Net sales increased $1 million for the quarter and $15 million or 1% year-to-date. The sales growth for both periods was led by higher effective net pricing, reflecting increased pricing and lower promotional activity led by the absence of second quarter 1995 promotional costs related to the introduction of Border Lights, and, for the year-to-date, an $8 million favorable impact of net unit activity as summarized below.
These gains were partially offset by a decline in restaurant volumes of $26 million for the quarter and $45 million year-to-date, mitigated by increased lower-margin PFS volumes to franchisees of $11 million for the quarter and $21 million year-to-date and, for the quarter, a $3 million unfavorable impact of net unit activity as summarized below. Same store sales for company-operated units declined 1% for the quarter and year-to-date, though volume decreased at a faster rate. Increased sales at Chevys for the quarter and year-to-date, driven by additional units, were substantially offset by a decline in sales at HNN for both periods, primarily reflecting the absence of 1995 sales associated with company-operated units licensed or closed after the second quarter of 1995.

- -28-

The summary of the impact of net unit activity on year-over-year net sales comparisons is as follows:
                                              June 15, 1996
($ in millions)                        12 Weeks         24 Weeks
                                         Ended            Ended

Closed and refranchised stores           $(46)           $(76)
New stores and ongoing franchise
 fees and PFS sales related to
 refranchised stores                       41              79
Initial franchise fees related
 to refranchised stores                     2               5
     Net unit activity                   $ (3)           $  8


     Operating profit increased $14 million or 31% for the quarter and $3 million or 4% year-to-date. The modest growth year-to-date was driven by significantly increased losses from HNN, primarily reflecting a $26 million charge discussed below. Taco Bell's quarter and year-to-date core operating profit growth benefited from the higher net pricing and the impact of the net unit activity of $9 million for the quarter and $26 million year-to-date as summarized below. These benefits were partially offset by volume declines of $11 million for the quarter and $19 million year-to-date, a net unfavorable product mix shift to lower-margin products, increased administrative costs, led by spending for initiatives to improve efficiencies and speed of service in our restaurants, and increased operating costs. The increased operating costs reflected an increase in labor costs as a result of an initiative to increase management in the restaurants, increased marketing costs, led by the "Nothing Ordinary About It" campaign, a $4 million SFAS 121 noncash impairment charge and higher repairs and maintenance expenses. See Note 3 to the Condensed Consolidated Financial Statements and page 25 for further details on the 1996 impairment charge. These were partially offset by favorable food costs, led by lower lettuce prices and, for the year-to-date, reduced beef prices, and reduced depreciation and amortization expense of $3 million and $5 million for the quarter and year-to date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS
121. The quarter and year-to-date results were also favorably impacted from the lapping of roll-out costs for Border Lights incurred during the first half of 1995.

















- -29-
The summary of the impact of net unit activity on year-over-year operating profit comparisons is as follows:
                                              June 15, 1996
($ in millions)                        12 Weeks        24 Weeks
                                         Ended           Ended

Closed and refranchised stores            $(1)            $(3)
New stores and ongoing franchise
 fees and PFS profit related to
 refranchised stores                        7              11
Initial franchise fees related
 to refranchised stores                     2               5
Net refranchising gains*                    1              13
     Net unit activity                    $ 9             $26

* The quarter reflected $2 of refranchising gains less $1 of store closure costs in 1996. Year-to-date reflected $14 of refranchising gains less $2 of store closure costs in 1996 compared to $1 of store closure costs in 1995.

     Chevys reported modest operating profits for the quarter and year-to-date compared to operating losses for the same respective periods in 1995. The improvement reflected the benefit of a margin improvement program and additional units. HNN's losses were reduced in the quarter, but increased significantly year-to-date. Both periods were favorably impacted by reduced depreciation and amortization expense of $2 million and $4 million for the quarter and year-to-date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121 and the absence of 1995 operating losses associated with licensed or closed units. For the year-to-date, a $26 million charge related to the write-down of HNN assets held for disposal and additional store closure costs more than offset these benefits. During 1995, Taco Bell initiated a plan to license or franchise all of its HNN units. Almost 75% of HNN's 200 units had been licensed or franchised during 1995. However, all but 9 of the licensed units have been closed and returned, including 23 returned shortly following the end of the second quarter. All of the returned units have been de-identified as HNN units and are held for sale. Taco Bell is also continuing its efforts to sell the remaining company-operated HNN units, other closed units and undeveloped sites.

     The Taco Bell operating profit margin increased more than 1 1/2 points to 7.3% for the quarter and was essentially unchanged at 5.2% year-to-date.

















- -30-

KFC-U.S.
($ in millions)

                      12 Weeks Ended                 24 Weeks Ended
                                      %                              %
                6/15/96   6/17/95   Change     6/15/96   6/17/95   Change


Net Sales          $435      $389     12          $821      $747     10

Operating Profit   $ 32      $ 21     52          $ 52      $ 35     49
___________________________________________________________________________

                      Company-
                      Operated  Franchised      Licensed       Total
12 Weeks Ended:
Beginning Balance       2,017       3,001          109         5,127
 New Builds &
  Acquisitions              8          11            6            25
 Refranchising &
  Licensing                 -           -            -             -
 Closures                 (12)        (11)          (2)          (25)
June 15, 1996           2,013       3,001          113         5,127

24 Weeks Ended:
Beginning of Year       2,031       3,001          110         5,142
 New Builds &
  Acquisitions             12          16           11            39
 Refranchising &
  Licensing                 -           -            -             -
 Closures                 (30)        (16)          (8)          (54)
June 15, 1996           2,013       3,001          113         5,127
___________________________________________________________________________

Net sales rose $46 million or 12% for the quarter and $74 million or 10% year-to-date driven by an increase in same store sales for company-operated units of 11% and 9% for the quarter and year-to-date, respectively. This growth primarily reflected higher volumes of $21 million for the quarter and $32 million year-to-date and a higher average guest check due to the incremental impact of Colonel's Crispy Strips and higher-priced fountain drinks and increased pricing and lower promotional activity. The volume gains were driven by the introduction of TenderRoast in the quarter, new product offerings introduced in the latter half of 1995, such as Colonel's Crispy Strips and Chunky Chicken Pot Pies, increases attributable to combined KFC and Taco Bell stores and home delivery stores.

     Operating profit increased $11 million or 52% for the quarter and $17 million or 49% year-to-date. The profit growth primarily reflected the higher average quest check, increased volumes of $4 million for the quarter and $7 million year-to-date and higher franchise royalty revenues. These gains were partially offset by increased store operating costs and higher administrative costs. The higher store operating costs reflected increased food costs, primarily higher chicken prices, and a $3 million SFAS 121 noncash impairment charge, partially offset by reduced depreciation and amortization expense of $3 million and $5 million for the quarter and year-to-date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121. See

- -31-
Note 3 to the Condensed Consolidated Financial Statements and page 25 for further details on the 1996 impairment charge. The increase in administrative costs is primarily due to a national conference KFC held to focus and develop its restaurant general managers. In addition, the profit growth was also depressed by a $4 million charge related to estimated costs expected to be incurred in connection with an acquisition made several years ago. The profit margin increased 2 points to 7.4% for the quarter and over 1 1/2 points to 6.3% year-to-date.


















































- -32-

International
($ in millions)
                      12 Weeks Ended                 24 Weeks Ended
                                      %                              %
                6/15/96   6/17/95   Change     6/15/96   6/17/95   Change


Net Sales          $530      $473     12        $1,032     $942      10

Operating Profit   $ 26      $ 20     30        $   57     $ 50      14
___________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-  Joint
                      Operated  Venture Franchised   Licensed   Total
12 Weeks Ended:
Beginning Balance       2,458      939      4,501       210     8,108
 New Builds &
  Acquisitions             37       19        105        33       194
 Refranchising &
  Licensing                (8)       -          -         8         -
 Closures                 (37)      (5)       (16)       (6)      (64)
June 15, 1996           2,450      953      4,590       245     8,238

24 Weeks Ended:
Beginning of Year       2,454      926      4,426       197     8,003
 New Builds &
  Acquisitions             81       33        195        50       359
 Refranchising &
  Licensing               (37)       -         29         8         -
 Closures                 (48)      (6)       (60)      (10)     (124)
June 15, 1996           2,450      953      4,590       245     8,238
___________________________________________________________________________

The KFC, Pizza Hut and Taco Bell concepts represented approximately 54%, 43% and 3%, respectively, for both the quarter and year-to-date of total international restaurant sales in 1996, which approximates prior year percentages.

     Net sales increased $57 million or 12% for the quarter and $90 million or 10% year-to-date with Pizza Hut contributing approximately 52% and 57% of the quarter and year-to-date increase, respectively. The sales growth was driven by the favorable impact of net unit activity of $28 million in the quarter and $63 million year-to-date as summarized below, higher effective net pricing, increased volumes which contributed $14 million for both the quarter and year-to-date and increased franchise royalty revenue. These gains were partially offset by lower equipment sales and for the year-to-date, a net unfavorable currency translation impact, primarily due to the continuing devaluation of the Mexican peso.









- -33-
The summary of the impact of net unit activity on year-over-year net sales comparisons is as follows:
                                            June 15, 1996
($ in millions)                        12 Weeks        24 Weeks
                                        Ended           Ended

Closed and refranchised stores            $(6)            $(12)
New stores and ongoing franchise
 fees and PFS sales related to
  refranchised stores                      34               75
Initial franchise fees related
 to refranchised stores                     -                -
     Net unit activity                    $28             $ 63

     Operating profit increased $6 million or 30% for the quarter and $7 million or 14% year-to-date. Growth in concept contribution, as measured by store level contribution and franchise royalty revenues, was primarily led by Pizza Hut and, to a lesser extent, KFC year-to-date. The profit growth reflected the higher effective net pricing, the increased franchise royalty revenues, the favorable impact of net unit activity of $3 million for the quarter and $9 million year-to-date as summarized below and increased volumes of $5 million for the quarter and $4 million year-to-date. These gains were partially offset by higher store operating costs and increased administrative and support costs. The higher store operating costs primarily reflected increased food prices and labor costs and a $2 million SFAS 121 noncash impairment charge, partially offset by reduced depreciation and amortization expense of $3 million and $7 million for the quarter and year-to-date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS
121. See Note 3 to the Condensed Consolidated Financial Statements and page 25 for further details on the 1996 impairment charge. The increase in administrative and support costs is primarily due to the "PRI Way" (i.e., initiatives to standardize processes) and other project spending and additional costs in certain regional offices to support growth, partially offset by savings from the 1995 consolidation of the separate regional and country offices supporting KFC and Pizza Hut operations. Increased year-to-date administrative and support costs were primarily driven by lapping the effect of one less reporting period for KFC headquarters expenses in 1995. The operating profit margin increased more than one-half point to 4.9% for the quarter and increased modestly to 5.5% year-to-date.

The summary of the impact of net unit activity on year-over-year operating profit comparisons is as follows:

($ in millions)                             June 15, 1996
                                       12 Weeks        24 Weeks
                                        Ended           Ended

Closed and refranchised stores            $(1)            $(2)
New stores and ongoing franchise
  fees and PFS profit related to
  refranchised stores                       4               9
Initial franchise fees related
 to refranchised stores                     -               -
Net refranchising gains*                    -               2
     Net unit activity                    $ 3             $ 9

*  Year-to-date reflected $2 of refranchising gains in 1996.

- -34-
     The increase in operating profit was principally driven by improvements in Mexico and Spain for both the quarter and year-to-date. The quarterly and year-to-date profit in Mexico, compared to losses in 1995, primarily resulted from higher effective net pricing and gains in volume, partially offset by increases in chicken prices and labor costs. The reduced losses in Spain were driven by reduced depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121 and volume gains, reflecting the introduction of Stuffed Crust pizza.

     Following is a discussion of operating profit by key international market. A double-digit profit decline in Australia, our largest international sales market, was driven by increased food costs, primarily chicken and cheese, in excess of volume and price gains and lower administrative costs. Strong single-digit profit growth in the quarter and a double-digit profit gain year-to-date in Canada, our second largest international sales market, reflected increased effective net pricing, partially offset by escalating food prices and labor costs. A single-digit profit gain in the quarter and a double-digit gain year-to-date in Korea, our largest international profit market, primarily reflected additional units and higher effective net pricing, partially offset by volume declines and increased labor costs.





































- -35-
Cash Flows and Financial Condition


Summary of Cash Flows

In the first half of 1996, net cash flow provided by operating activities, debt activities, sales of restaurants and exercises of stock options of $1.1 billion, $544 million, $200 million and $162 million, respectively, substantially funded capital spending of $960 million, share repurchases of $725 million and dividend payments of $315 million.

Summary of Operating Activities
($ in millions)                                     24 Weeks Ended
                                                    6/15/96  6/17/95

Net income                                          $  977  $    808
Noncash charges and credits, net                       971     1,029
  Income before noncash charges and credits          1,948     1,837
Net change in operating working capital               (875)     (962)
   Net Cash Provided by Operating Activities        $1,073    $  875
_________________________________________________________________________

     Net cash provided by operating activities increased $198 million or 23% from 1995 to $1.1 billion due to a $111 million or 6% increase in income before noncash charges and credits and a $87 million or a 9% decrease in operating working capital net cash outflows. The reduction in operating working capital net cash outflows primarily reflected a decrease in accounts and notes receivable cash outflows and an increase in accrued income taxes in 1996 compared to a decrease in 1995, primarily reflecting tax payments in excess of the current provision in 1995. The decrease in cash outflows from accounts and notes receivable reflected a sale of $110 million of trade accounts receivable in 1996 to take advantage of favorable effective financing rates implicit in the transaction, as compared to commercial paper financing. These sources of funds were partially offset by increased growth in prepaid expenses and inventories, and a greater decline in accounts payable due to timing of payments.

Summary of Investing Activities
($ in millions)                                 24 Weeks Ended
                                             6/15/96    6/17/95

Acquisitions and investments
 in unconsolidated affiliates                 $ (28)    $  (113)
Capital spending                               (960)       (868)
Sales of restaurants                            200          21
Net short-term investments                       88          (7)
Other investing activities, net                 (47)        (91)
   Net Cash Used for Investing Activities     $(747)    $(1,058)
_________________________________________________________________________

     Net cash used for investing activities decreased $311 million principally reflecting increased proceeds from sales of restaurants of $179 million, $95 million due to $88 million of proceeds from short-term investment portfolios in 1996 compared to a $7 million investment in 1995, and reduced acquisition and investment activity of $85 million, partially offset by increased capital spending of $92 million. The proceeds from the sales of restaurants are part of management's strategy to improve restaurant operating results and investment returns as outlined in our 1995

- -36-
Annual Report. With respect to short-term investment portfolios, which are primarily held outside the U.S., PepsiCo manages the investment activity in its short-term portfolios as part of its overall financing strategy. PepsiCo continually reassesses its alternatives to redeploy them considering investment opportunities and risks, tax consequences and current financing activity. The increase in capital spending primarily reflected increased U.S. snack food spending of $173 million, primarily for capacity expansion for both established and new products, including acquisition of plants previously owned by Eagle, and improved delivery systems, partially offset by decreased spending in worldwide restaurants, primarily in the U.S., of $105 million. For the full year, acquisition and investment activity is expected to be substantially lower than in 1995.

Summary of Financing Activities
($ in millions)                                 24 Weeks Ended
                                             6/15/96     6/17/95


Net short and long-term debt                  $ 544         $ 590
Cash dividends paid                            (315)         (283)
Purchases of treasury stock                    (725)         (186)
Proceeds from exercises of stock options        162            88
Other, net                                      (22)          (21)
   Net Cash (Used for) Provided by
     Financing Activities                     $(356)        $ 188
_________________________________________________________________________

     The $544 million decline in cash flow from financing activities principally reflected increased share repurchases of $539 million, reduced proceeds from net debt activity of $46 million and increased dividend payments of $32 million, partially offset by increased proceeds of $74 million from exercises of stock options.

     See Note 5 to Condensed Consolidated Financial Statements for details of debt issuances and repayments during the quarter.

     Through July 18, 1996, PepsiCo repurchased 25.4 million treasury shares or 1.6% of the shares outstanding at the beginning of the year, at a cost of $792 million. At July 19, 1996, 80.2 million shares are available under the current repurchase authority granted by PepsiCo's Board of Directors.

Financial Condition

At June 15, 1996 and December 30, 1995, $3.5 billion of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings on a long-term basis. PepsiCo's unused credit facilities with lending institutions, which exist largely to support the issuances of short-term borrowings, were $3.5 billion at June 15, 1996 and December 30, 1995.

     As described in PepsiCo's 1995 Annual Report, PepsiCo measures financial leverage on a market value basis as well as on a historical cost basis. PepsiCo's market value ratio was 17% at June 15, 1996 and 18% at December 30, 1995. The decrease was due to a 19% increase in PepsiCo's stock price partially offset by an 8% increase in net debt. PepsiCo's


- -37-
historical cost ratio of net debt to net capital employed was 48% at June 15, 1996 and 46% at December 30, 1995. The increase reflected the growth in net debt partially offset by a 5% increase in net capital.

     PepsiCo's operating working capital position, which excludes short-term investments and short-term borrowings, was a positive $656 million at June 15, 1996 as compared to a negative $94 million at December 30, 1995. PepsiCo has historically had a negative operating working capital position, which principally reflected the cash sales nature of its restaurant operations. This condition effectively provided additional capital for investment. The positive working capital position at the end of the second quarter reflects PepsiCo's continued trend of increased investment in its more working capital intensive bottling and snack food businesses combined with a decline in the number of company-operated restaurants. This decline is consistent with the strategy to improve restaurant returns. The $750 million increase in working capital reflected an increase in receivables, led by worldwide beverages and snack foods, reflecting seasonality, volume growth and timing of collections, partially offset by the sale of $110 million of trade accounts receivable in 1996. Additionally, the increase in working capital also reflected lower accounts payable, increased inventories, primarily due to higher-priced, seasonal wheat purchases in Gamesa, higher prepaid expenses, taxes and other current assets and reduced advertising accruals, partially offset by increased other current liabilities.

     Investments in unconsolidated affiliates declined $98 million primarily due to the consolidation of California Pizza Kitchen (CPK), previously an unconsolidated equity investment, at the end of the second quarter. This reflected our gaining majority control of CPK's Board of Directors as a result of PepsiCo receiving 100% of CPK's newly issued voting preferred shares in settlement of a $119 million outstanding note to PepsiCo.

     Shareholders' equity increased $140 million as net income of $977 million and a $95 million increase in capital in excess of par value was partially offset by a $572 million increase in treasury stock, driven by the share repurchases, and $338 million of dividends declared.



















- -38-

<audit-report>
Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of June 17, 1996 and the related condensed consolidated statement of income for the twelve and twenty-four weeks ended June 15, 1996 and June 17, 1995, and the condensed consolidated statement of cash flows for the twenty-four weeks ended June 15, 1996 and June 17, 1995. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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



New York, New York
July 23, 1996



- -39-

</audit-report>

PART II.  OTHER INFORMATION AND SIGNATURES

Item 4.   Submission of Matters to a Vote of Security Holders
          (a) PepsiCo's Annual Meeting of Shareholders was held on
              May 1, 1996.

              (c) Certain proposals voted upon at the Annual Meeting, and the number of votes cast for, against and abstentions with respect to each, were as follows:

          Description of Proposals   Number of Shares (in millions)
                                        For    Against    Abstain

          Shareholders' proposal of      60      1,041        72
          political non-partisanship.

          Shareholders' proposal        314        838        20
          concerning cumulative
          voting for election of
          directors.

          Shareholders' proposal         74      1,024        75
          concerning smokefree
          restaurants.

          Shareholders' proposal         43      1,019       111
          concerning code of conduct.

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

              See Index to Exhibits on page 42.

          (b) Reports on Form 8-K

              PepsiCo filed a current report on Form 8-K dated May 2, 1996 attaching the PepsiCo, Inc. press release of May 1, 1996 which announced a two-for-one split of PepsiCo's capital stock for shareholders of record at the close of business on May 10, 1996.

             PepsiCo filed a current report on Form 8-K dated May 13, 1996 describing a final U.S. income tax regulation promulgated by the U.S. Treasury Department. The final regulation will not significantly impact PepsiCo although the regulation, as originally proposed, was expected to have significantly reduced the tax incentives associated with our beverage concentrate operations in Puerto Rico and therefore, have a negative impact on PepsiCo's effective tax rate.









- -40-
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)






Date:    July 30, 1996                    Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date:    July 30, 1996                   Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary




























- -41-

INDEX TO EXHIBITS
ITEM 6 (a)





EXHIBITS


Exhibit 3 (i)    Restated Articles of Incorporation


Exhibit 3 (ii)   Copy of By-Laws of PepsiCo, Inc.
                   amended to July 25, 1996


Exhibit 11       Computation of Net Income Per Share of
                   Capital Stock - Primary and Fully
                   Diluted


Exhibit 12       Computation of Ratio of Earnings to
                   Fixed Charges


Exhibit 15       Letter from KPMG Peat Marwick LLP
                   regarding Unaudited Interim Financial
                   Information (Accountants' Acknowledgment)


Exhibit 27       Financial Data Schedule


























- -42-