Form 10-Q
period 1996-09-07
PEPSICO INC
filed 1996-10-22
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 7, 1996  (12 and 36 Weeks Ended)

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

YES   X    NO



Number of shares of Capital Stock outstanding as of October 4, 1996:
1,553,550,167

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                           Page No.

Part I         Financial Information

                 Condensed Consolidated Statement of
                   Income - 12 and 36 weeks ended
                   September 7, 1996 and September 9, 1995      2

                 Condensed Consolidated Statement of
                   Cash Flows - 36 weeks ended
                   September 7, 1996 and September 9, 1995      3

                 Condensed Consolidated Balance Sheet -
                   September 7, 1996 and December 30, 1995    4-5

                 Notes to Condensed Consolidated
                   Financial Statements                       6-8

                 Management's Analysis of Consolidated
                   Operations, Cash Flows
                   and Financial Condition                   9-46

                 Independent Accountants' Review Report        47


Part II        Other Information and Signatures             48-57





























-1-
PART I - FINANCIAL INFORMATION
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)


                                 12 Weeks Ended         36 Weeks Ended
                                 9/7/96    9/9/95      9/7/96    9/9/95

Net Sales                        $7,867    $7,648     $22,112   $21,050

Costs and Expenses, net
   Cost of sales                  3,817     3,751      10,719     10,324
   Selling, general and
    administrative expenses       3,029     2,795       8,543     7,983
   Amortization of intangible
    assets                           71        71         208       214
   International beverages
     impairment charges             390         -         390         -

Operating Profit                    560     1,031       2,252     2,529

   Interest expense                (143)     (159)       (425)     (481)
   Interest income                   25        29          73        85

Income Before Income Taxes          442       901       1,900     2,133

Provision for Income Taxes          298       284         779       708

Net Income                       $  144    $  617     $ 1,121   $ 1,425

Net Income Per Share             $ 0.09    $ 0.39     $  0.69   $  0.89

Cash Dividends Declared
 Per Share                       $0.115    $ 0.10     $  0.33   $  0.29

Average Shares Outstanding
 Used To Calculate Net
 Income Per Share                 1,607     1,607       1,613     1,604


See accompanying notes.
















-2-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                        36 Weeks Ended
                                                      9/7/96      9/9/95
Cash Flows - Operating Activities
   Net income                                         $1,121     $ 1,425
   Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                    1,177       1,214
      International beverages impairment charges         390           -
      Deferred income taxes                               18           3
      Other noncash charges and credits, net             223         248
      Changes in operating working capital,
       excluding effects of acquisitions
        Accounts and notes receivable                   (401)       (777)
        Inventories                                      (68)        (47)
        Prepaid expenses, taxes and other
         current assets                                  (81)        102
        Accounts payable                                (123)        (73)
        Income taxes payable                             125          66
        Other current liabilities                         94          81
         Net change in operating working capital        (454)       (648)
Net Cash Provided by Operating Activities               2,475      2,242

Cash Flows - Investing Activities
   Capital spending                                   (1,476)     (1,302)
   Sales of restaurants                                  249          21
   Sales of property, plant and equipment                 51          74
   Acquisitions and investments in unconsolidated
    affiliates                                           (34)       (224)
   Short-term investments, by original maturity
        More than three months - purchases              (108)       (258)
        More than three months - maturities              184         195
        Three months or less, net                        (96)        114
   Other, net                                           (159)       (212)
Net Cash Used for Investing Activities                (1,389)     (1,592)

Cash Flows - Financing Activities
   Proceeds from issuances of long-term debt           1,679       1,721
   Payments of long-term debt                         (1,037)       (871)
   Short-term borrowings, by original maturity
        More than three months - proceeds                656       1,365
        More than three months - payments             (1,542)     (2,091)
        Three months or less, net                        530         (98)
   Purchases of treasury stock                        (1,051)       (381)
   Cash dividends paid                                  (496)       (442)
   Proceeds from exercises of stock options              239         142
   Other, net                                            (31)        (32)
Net Cash Used for Financing Activities                (1,053)       (687)

Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                     (1)          1
Net Increase (Decrease) in Cash and Cash Equivalents      32         (36)
Cash and Cash Equivalents - Beginning of year            382         331
Cash and Cash Equivalents - End of period            $   414     $   295

See accompanying notes.
-3-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                   Unaudited
                                                      9/7/96   12/30/95
Current Assets
  Cash and cash equivalents                          $   414    $   382
  Short-term investments, at cost                      1,134      1,116
                                                       1,548      1,498
  Accounts and notes receivable, less
    allowance: 9/96 - $171, 12/95 - $150               2,826      2,407

  Inventories
    Raw materials and supplies                           568        550
    Finished goods                                       537        501
                                                       1,105      1,051

  Prepaid expenses, taxes and other
   current assets                                        680        590
      Total Current Assets                             6,159      5,546

Investments in Unconsolidated Affiliates               1,301      1,635

Property, Plant and Equipment                         17,798     16,751
Accumulated Depreciation                              (7,472)    (6,881)
                                                      10,326      9,870

Intangible Assets, net                                 7,445      7,584

Other Assets                                             755        797

        Total Assets                                 $25,986    $25,432








Continued on next page.














-4-

 PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  Unaudited
                                                     9/7/96   12/30/95

Current Liabilities
  Accounts payable                                  $ 1,433    $ 1,556
  Accrued compensation and benefits                     860        815
  Short-term borrowings                                 577        706
  Income taxes payable                                  525        387
  Accrued marketing                                     408        469
  Other current liabilities                           1,537      1,297
      Total Current Liabilities                       5,340      5,230

Long-Term Debt                                        8,985      8,509

Other Liabilities                                     2,552      2,495

Deferred Income Taxes                                 1,903      1,885

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per
    share: authorized 3,600 shares, issued
    9/96 and 12/95 - 1,726                               29         29
  Capital in excess of par value                      1,177      1,045
  Retained earnings                                   9,334      8,730
  Currency translation adjustment                      (827)      (808)
                                                      9,713      8,996

Less:  Treasury Stock, at Cost
    9/96 - 166 shares, 12/95 - 150 shares            (2,507)    (1,683)
      Total Shareholders' Equity                      7,206      7,313

        Total Liabilities and
          Shareholders' Equity                      $25,986    $25,432







See accompanying notes.










-5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Condensed Consolidated Balance Sheet at September 7, 1996 and the Condensed Consolidated Statement of Income for the 12 and 36 weeks ended September 7, 1996 and September 9, 1995 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 7, 1996 and September 9, 1995 have not been audited, but have been prepared in conformity with the accounting principles applied in the PepsiCo, Inc. and Subsidiaries (PepsiCo) 1995 Annual Report on Form 10-K (1995 Annual Report) for the year ended December 30, 1995, except as disclosed in Notes 2 and 5 below. In the opinion of management, this information includes all material adjustments, including adjustments of a normal and recurring nature as well as for international beverages impairment charges described in Note 2, necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year. Certain reclassifications were made to prior year amounts to conform with the 1996 presentation.

(2) The largely noncash international beverages impairment charges of $390 million ($376 million after-tax or $0.23 per share) are composed of:
- $361 million ($347 million after-tax or $0.21 per share) related primarily to impaired investments in unconsolidated affiliates ($204 million) and concentrate-related assets and non-core assets (primarily packaging) ($157 million) and
- $29 million ($29 million after-tax or $0.02 per share) for PepsiCo's 24% equity share of the one-time charges announced by Buenos Aires Embotelladora S.A. (BAESA) in its August 8, 1996 press release.

The international beverage assets were deemed impaired due to a reduction in forecasted cash flows that was attributable to increased competitive activity and weakened macroeconomic factors in various geographic regions or the inability to recover the carrying value of non-core businesses upon disposal. In addition, during the third quarter, PepsiCo changed its methodology for determining impairment of its investments in unconsolidated affiliates and enterprise level goodwill to largely conform with the methodology it uses when applying the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The impact of this accounting change was immaterial.

(3) Effective the beginning of the fourth quarter of 1995, PepsiCo adopted SFAS 121 which primarily reduced the carrying amount of certain long-lived assets to be held and used in the business. As a result, depreciation and amortization expense for the quarter and year-to-date was reduced by $13 million ($7 million after-tax or $0.01 per share) and $46 million ($29 million after-tax or $0.02 per share), respectively. During the second quarter of 1996 PepsiCo performed the impairment evaluation, recognition and measurement tests required by SFAS 121, covering assets that in the first half of 1996 that either initially met the "history of operating losses" impairment indicator we use to identify potentially impaired assets or assets previously evaluated for impairment where, due to changes in circumstances, a current forecast of future cash flows would be expected to




-6-
be significantly lower than the forecast used in the prior evaluation. As a result of the review, a noncash impairment charge of $18 million ($12 million after-tax or $0.01 per share) was recorded in selling, general and administrative expenses at the end of the second quarter to reduce the carrying value of certain long-lived assets to be held and used in the restaurant segment.

(4) On May 1, 1996 PepsiCo's Board of Directors authorized a two-for-one stock split of PepsiCo's capital stock effective for shareholders of record at the close of business on May 10, 1996. The number of authorized shares was also increased from 1.8 billion to 3.6 billion. The current and prior period information in the Condensed Consolidated Financial Statements, as well as all other share data in this report, have been adjusted to reflect the stock split and the increase in authorized shares. The par value remains 1 2/3 cents per share, with capital in excess of par value reduced to reflect the total par value of the additional shares.

(5) Effective beginning fiscal year 1996, PepsiCo changed its classification of certain U.S. beverage promotional programs. To conform the 1995 results to those of 1996, a reclassification was made within the 1995 results, decreasing both net sales and selling, general and administrative expenses by $45 million and $120 million in the third quarter and year-to-date, respectively. This reclassification did not affect reported net income or net income per share.

(6) Significant debt issuances and repayments (exclusive of commercial paper), including the related effects of any interest rate and/or foreign currency swaps entered into concurrently with the debt, are listed below. As disclosed in PepsiCo's 1995 Annual Report, PepsiCo enters into the swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs.


                                                         Weighted
                                                               Average
                                   Principal      Maturity    Interest
Debt Issued                      (in millions)      Date        Rate

12 weeks ended September 7, 1996:
                                      $365          1999         *
                                        25          2011         *
                                      $390

Subsequent to September 7, 1996:

                                      $ 25          2011         *












-7-

                                   Principal         Interest
Debt Repayments                  (in millions)         Rate

12 weeks ended September 7, 1996:
                                     $350             7.9%
                                      200             4.6%
                                       25               *
                                       15             5.0%
                                     $590

Subsequent to September 7, 1996:
                                     $ 28               *

*    Variable rate debt indexed to either LIBOR or commercial paper rates.

(7) At September 7, 1996, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt" reflecting PepsiCo's intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis. At September 7, 1996, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $3.5 billion which expire in January 2001.

(8) Through the 36 weeks ended September 7, 1996, PepsiCo repurchased 33.9 million shares of its capital stock at a cost of $1,051 million. From September 8, 1996 through October 18, 1996, PepsiCo repurchased 9.8 million shares at a cost of $285 million.

(9)  Supplemental Cash Flow Information

     ($ in millions)                                    36 Weeks Ended
                                                     9/7/96       9/9/95
Cash Flow Data
   Interest paid                                      $424          $525
   Income taxes paid                                   484           511






















-8-
MANAGEMENT'S ANALYSIS OF CONSOLIDATED OPERATIONS,
CASH FLOWS AND FINANCIAL CONDITION


Analysis of Consolidated Operations


As described in Note 4 to the Condensed Consolidated Financial Statements, a two-for-one stock split was authorized for shareholders of record at the end of business on May 10, 1996. All share data in Management's Analysis have been adjusted to reflect the stock split.


Long-term Strategic Actions

In a Form 8-K dated September 30, 1996, PepsiCo reported a series of strategic actions to strengthen its competitiveness in the marketplace, improve the consistency of its financial performance and significantly improve shareholder returns. This will be accomplished by focusing on our core businesses of Pizza Hut, Taco Bell and KFC restaurants, Frito-Lay snacks and Pepsi-Cola beverage products causing us to re-evaluate all non-core businesses in the portfolio. As described in more detail on page 20, international beverages will also undertake a restructuring to reduce its annual operating costs and shift its focus to building our core business in markets in which we are already strong and on long-term development of the business in emerging markets where we believe the competitive strategic playing field is essentially level. In addition, international beverages recognized $390 million of charges in the third quarter related to the impairment of certain investments in unconsolidated affiliates ($204 million) and concentrate-related and non-core assets ($157 million) as well as its 24% equity share of Buenos Aires Embotelladora S.A.'s (BAESA) one-time charges announced in its August 8, 1996 press release ($29 million). BAESA is one of our Latin America bottling joint ventures. See Note 2. PepsiCo anticipates it will recognize an additional $40 million of international beverages impairment charges in the fourth quarter as well as a $125 million charge for the restructuring mentioned earlier. See pages 20-22 for additional information on the impairment charges and the status of BAESA.

     During the fourth quarter, PepsiCo will begin a review to determine whether to retain its casual dining businesses, composed of California Pizza Kitchen (CPK), Chevys and East Side Mario's. Because the review has not yet been completed , PepsiCo is unable to determine the financial impact of that review. However, it is reasonably possible that we will recognize an impairment charge, if we retain one or more of the businesses, an estimated disposal loss, or both, in the fourth quarter of 1996. PepsiCo's net investment in the casual dining businesses is approximately $400 million. Also, PepsiCo will expand its program of selling company-operated Pizza Hut and Taco Bell restaurants to franchisees, and include company-operated KFC restaurants beginning in 1997. See page 26 for additional information.

See page 45, Cautionary Statements.




-9-
Potential Fourth Quarter Impairment Charges

As discussed above, in the fourth quarter $40 million of impairment charges are expected to be recognized by international beverages and it is also reasonably possible that we will recognize an impairment charge, a disposal loss, or both, for the casual dining businesses.

In addition, as disclosed in PepsiCo's 1996 first and second quarter Form 10-Qs, PepsiCo intends to perform its normal impairment evaluation, recognition and measurement tests for its core businesses in the fourth quarter of 1996. Excluding the potential impairment impact, if any, of the casual dining businesses discussed above, management believes that noncash impairment charges for our restaurant businesses are reasonably possible in the fourth quarter and anticipates that, on a full-year basis, impairment charges for our restaurant businesses will be more than offset by gains from selling company-operated restaurants to franchisees (refranchising) net of costs of closing other stores. See page 30.

See page 45, Cautionary Statements.

1997 Change in the Mexico Functional Currency

     Beginning in fiscal year 1997, PepsiCo will be changing the functional currency of its Mexican operations from the Mexican peso to the U.S. dollar as it is expected that the cumulative rate of Mexico's inflation will exceed 100% for the three year period ending with PepsiCo's 1996 fiscal year-end. The effect of this change on future results of operations is not yet determinable.


Net Sales
($ in millions)
                       12 Weeks Ended                           36 Weeks
Ended
                                         %                             %
                9/7/96     9/9/95     Change    9/7/96     9/9/95   Change

U.S.            $5,567     $5,385          3   $15,777    $15,022        5
International    2,300      2,263          2     6,335      6,028        5
                $7,867     $7,648          3   $22,112    $21,050        5
_______________________________________________________________________________

     Worldwide net sales rose $219 million or 3% in the quarter and $1.1 billion or 5% year-to-date. For both the quarter and year-to-date, the sales growth benefited from higher effective net pricing in each of our three business segments and net volume gains of $112 million and $518 million in the quarter and year-to-date, respectively, partially offset by an unfavorable foreign currency exchange impact, primarily reflecting the devaluation of the Mexican peso and Japanese yen. The volume gains were driven by worldwide snack foods and U.S. beverages, partially offset by declines at Pizza Hut in the U.S., due to lapping the exceptional results from the national roll-out of Stuffed Crust pizza in 1995 and increased competition. Year-over-year sales growth rates were moderated by the effect of PepsiCo's restaurant strategy to reduce its ownership of the restaurant system, as described on page 26.




-10-

Cost of Sales
($ in millions)
                     12 Weeks Ended              36 Weeks Ended__
                 9/7/96        9/9/95           9/7/96     9/9/95

Cost of sales     $3,817      $3,751           $10,719    $10,324
As a percent
 of net sales       48.5%       49.0%             48.5%      49.0%
_______________________________________________________________________________

     Cost of sales as a percent of net sales decreased in 1996 primarily due to lower raw materials costs in U.S. beverages coupled with higher effective pricing in U.S. beverages year-to-date. The quarter also benefited from increased effective concentrate pricing in international beverages. These decreases were partially offset in the quarter by U.S. restaurants reflecting increased food costs, led by Pizza Hut, partially offset by increased effective pricing.


Selling, General and Administrative Expenses (SG&A)
($ in millions)
                     12 Weeks Ended                 36 Weeks Ended___
                 9/7/96         9/9/95          9/7/96        9/9/95

SG&A             $3,029         $2,795          $8,543         $7,983
As a percent
 of net sales      38.5%          36.5%           38.6%          37.9%
___________________________________________________________________________


     SG&A is comprised of selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income/(loss) from investments in unconsolidated affiliates. SG&A grew at a faster rate than sales in the quarter and on a year-to-date basis. S&D grew at double the rate of sales in the quarter and at about the same rate as sales year-to-date. Both periods reflected increased effective pricing and reduced depreciation and amortization expense as a result of the reduced carrying amount of long-lived assets in connection with the 1995 adoption of SFAS 121, primarily in U.S. restaurants. S&D grew at rates faster than sales in international beverages, worldwide snack foods and, year-to-date, U.S. beverages, reflecting soft international beverages sales performance, increased labor costs, spending by U.S. snack foods to capture volume previously sold by Eagle, the snack food division of Anheuser-Busch, as a result of their first quarter decision to exit the salty snack market and route expansion in international snack foods, partially offset by a slower rate of growth in U.S. restaurants due to higher effective pricing. A&M grew at a significantly faster rate than sales reflecting a faster rate of spending in worldwide beverages and worldwide snack foods, partially offset by a slower rate of spending in U.S. restaurants. G&A expenses grew faster than the rate of sales in the quarter and year-to-date. The quarter primarily reflected the effect of soft U.S. restaurant sales trends, including the absence of prior year sales for units closed and refranchised. The year-to-date reflected soft U.S. restaurant sales trends and the lapping of a 1995 Pizza Hut relocation charge partially offset



-11-
year-to-date by increased effective pricing in U.S. beverages. Other income and expense included refranchising gains in excess of costs of closing other restaurants of $25 million and $109 million in the quarter and year-to-date, respectively, compared to $3 million of store closure costs in the third quarter of 1995 and a gain of $1 million year-to-date in 1995. In addition, the quarter included $23 million of gains from the sale of non-core assets and, year-to-date, included an $18 million SFAS 121 noncash impairment charge to write-down the carrying value of certain long-lived restaurant assets and a $26 million charge for Hot 'n Now. Operating profit was hampered by losses from PepsiCo's unconsolidated equity investments, compared to earnings a year ago, primarily reflecting our share of operating losses from BAESA. Operating profit included the effect of net foreign exchange gains of $2 million and losses of $6 million in the quarter and year-to-date, respectively, compared to net foreign exchange losses of $9 million and $3 million in the comparable periods in the prior year.

     Amortization of intangible assets was flat for the quarter and declined 3% year-to-date as a result of the reduced carrying amount of intangible assets in connection with the 1995 adoption of SFAS 121. This noncash expense reduced net income per share by $0.03 and $0.10 for the quarter and year-to-date, respectively, for both 1996 and 1995.

     International beverages impairment charges of $390 million are largely noncash and are composed of $204 million for the impairment of investments in several unconsolidated affiliates, including BAESA, $29 million for PepsiCo's 24% equity share of the one-time charges announced by BAESA on August 8, 1996, and $157 million for impaired concentrate-related assets and the disposal of some non-core businesses. See Note 2 and pages 20 and 22 for additional information on the impairment charges and the status of BAESA.


Operating Profit
($ in millions)
                        12 Weeks Ended              36 Weeks Ended
                                        %                           %
                  9/7/96    9/9/95   Change   9/7/96    9/9/95    Change

Operating Profit
   Reported         $560    $1,031      (46)  $2,252    $2,529     (11)
   Ongoing*         $950    $1,031       (8)  $2,642    $2,529       4

* Excludes the effect of the one-time impairment charges for international beverages.
________________________________________________________________________

     Ongoing operating profit decreased $81 million for the quarter or 8%, but increased $113 million or 4% year-to-date. The decline in the quarter was driven by a combined segment operating profit decrease of 6% reflecting a $134 million decline in international beverages operating profit and a 41% decline in Pizza Hut's U.S. results partially offset by double-digit profit gains by U.S. Beverages, worldwide snack foods and KFC U.S. The increase year-to-date reflected a combined segment operating profit increase of 6% reflecting double-digit profit gains by U.S. beverages, worldwide snack foods and KFC, partially offset by a 65% profit decline by


-12-
international beverages. Included in the quarter and year-to-date segment operating profit results was reduced depreciation and amortization expense of $13 million and $46 million, respectively, associated with the adoption of SFAS 121, substantially offset year-to-date by the $26 million Hot'n Now charge and the SFAS 121 non-cash impairment charge of $18 million. Ongoing international segment profits declined 53% in the quarter and 16% year-to-date, reflecting significant declines in beverages partially offset by double-digit increases in snack foods and restaurants. Ongoing international segment profits as a percent of combined segment operating profits declined to 10% in 1996 from 21% in 1995 in the quarter and to 14% from 18% in 1995 on a year-to-date basis. Foreign exchange gains and losses and equity (loss)/income from unconsolidated equity investments are not included in segment operating profit. Ongoing operating profit growth was hampered by the losses from unconsolidated equity investments as discussed above compared to profits a year ago and, year-to-date, the net effect of the foreign exchange losses.


Interest Expense, net
($ in millions)
                          12 Weeks Ended             36 Weeks Ended
                                        %                            %
                   9/7/96    9/9/95   Change     9/7/96   9/9/95    Change

Interest expense    $(143)    $(159)    (10)       $(425)  $(481)    (12)
Interest income        25        29     (14)          73      85     (14)
Interest expense,
 net                $(118)    $(130)     (9)       $(352)  $(396)    (11)
___________________________________________________________________________

     Interest expense, net, decreased 9% for the quarter and 11% year-to-date, reflecting lower interest rates.


Provision for Income Taxes
($ in millions)
                          12 Weeks Ended            36 Weeks Ended
                       9/7/96      9/9/95        9/7/96         9/9/95

Provision for
 Income Taxes            $298        $284           $779          $708
Effective tax rate  :
  Reported               67.4%       31.5%          41.0%         33.2%
  Ongoing*               37.8%       31.5%          34.7%         33.2%

* Excludes the effect of the one-time impairment charges for international beverages.
___________________________________________________________________________

     The 1996 ongoing effective tax rate increased 6.3 points and 1.5 points for the quarter and year-to-date, respectively. The increase primarily reflected a decline in lower-taxed foreign income coupled with an increase in foreign losses with low tax benefits and lapping the effect of a 1995 reversal of prior year accruals no longer required and a 1995 tax refund.



-13-

Net Income
(in millions except per
 share and percent amounts)
                             12 Weeks Ended          36 Weeks Ended
                                             %                        %
                          9/7/96   9/9/95 Change  9/7/96   9/9/95  Change
Net Income               $  144    $  617   (77)  $1,121   $1,425     (21)
Net Income Per Share:
  Reported                $ 0.09   $ 0.39   (77)  $ 0.69   $ 0.89     (22)
  Ongoing*                $ 0.32   $ 0.39   (18)  $ 0.92   $ 0.89       3
Average Shares Outstanding
 Used to Calculate Net
 Income Per Share          1,607    1,607     -    1,613    1,604       1

* Excludes the effect of the one-time impairment charges for international beverages.
________________________________________________________________________








































-14-
PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
($ in millions, unaudited)

                          Net Sales                Operating Profit
                       12 Weeks Ended                12 Weeks Ended
                                         %                           %
                  9/7/96   9/9/95   Change     9/7/96    9/9/95   Change*

Beverages
-U.S.             $1,867   $1,803      4       $  394    $  346      14
-International       944    1,036     (9)        (176)(b)   115   $(291)
                   2,811    2,839     (1)         218       461     (53)

Snack Foods
-U.S.              1,519    1,348     13          319       289      10
-International       799      718     11           79        66      20
                   2,318    2,066     12          398       355      12
Restaurants (c)
-U.S.              2,181    2,234     (2)         181       208     (13)
-International       557      509      9           43        37      16
                   2,738    2,743      -          224       245      (9)

Total
-U.S.              5,567    5,385      3          894       843       6
-International     2,300    2,263      2          (54)      218   $(272)
                  $7,867   $7,648      3          840     1,061     (21)

Equity (Loss)/Income                             (243)(b)    13   $(256)

Other Unallocated Expenses, net (d)               (37)      (43)    (14)

Operating Profit                               $  560    $1,031     (46)

By U.S. Restaurant Chain: (c)
 Pizza Hut        $  846   $  940    (10)      $   54    $   92     (41)
 Taco Bell           883      873      1           82        80       3
 KFC                 452      421      7           45        36      25
                  $2,181   $2,234     (2)      $  181    $  208     (13)


* Where percent changes are not meaningful, dollar changes are presented.



(Continued on following page.)












-15-
PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
($ in millions, unaudited)


(Continued from previous page.)


NOTES:
(a) This schedule should be read in conjunction with Management's Analysis beginning on page 9.
(b) International beverages operating profit and Equity (Loss)/Income included one-time impairment charges of $157 and $233, respectively.
(c) Restaurants operating profit included a net gain of $25 in 1996 from sales of restaurants, including initial franchise fees, in excess of costs of closing other restaurants and a $3 charge in 1995 for store closure costs as follows:

           U.S.:                       1996     1995
               Pizza Hut               $  7     $ (1)
               Taco Bell                 15       (1)
               KFC                       (1)      (1)
           International                  4        -
                                       $ 25     $ (3)

     NOTE - This disclosure excludes the effect of $3 of unplanned Pizza Hut facility expenses which was included in the amounts disclosed in the October 15, 1996 earnings release.
(d) Includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments.

























-16-
PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
($ in millions, unaudited)

                            Net Sales              Operating Profit
                        36 Weeks Ended             36 Weeks Ended
                                        %                            %
                  9/7/96    9/9/95   Change    9/7/96     9/9/95  Change*

Beverages
-U.S.            $ 5,078   $ 4,815     5       $1,003     $  876      14
-International     2,435     2,515    (3)         (89)(b)    192   $(281)
                   7,513     7,330     2          914      1,068     (14)

Snack Foods
-U.S.              4,368     3,826    14          854        785       9
-International     2,311     2,062    12          234        201      16
                   6,679     5,888    13        1,088        986      10

Restaurants (c)
-U.S.              6,331     6,381    (1)         523        482       9
-International     1,589     1,451    10          100         87      15
                   7,920     7,832     1          623        569       9

Total
-U.S.             15,777    15,022     5        2,380      2,143      11
-International     6,335     6,028     5          245        480     (49)
                 $22,112   $21,050     5        2,625      2,623       -

Equity (Loss)/Income                             (246)(b)     20   $(266)

Other Unallocated Expenses, net (d)              (127)     (114)     11

Operating Profit                               $2,252     $2,529     (11)

By U.S. Restaurant Chain:(c)
 Pizza Hut       $ 2,622   $ 2,802    (6)      $  263     $  253       4
 Taco Bell         2,436     2,411     1          163        158       3
 KFC               1,273     1,168     9           97         71      37
                 $ 6,331   $ 6,381    (1)      $  523     $  482       9


* Where percent changes are not meaningful, dollar changes are presented.


(Continued on following page.)












-17-
PEPSICO, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
($ in millions, unaudited)


(Continued from previous page.)


NOTES:
(a) This schedule should be read in conjunction with Management's Analysis beginning on page 9.
(b) International beverages operating profit and Equity (Loss)/Income included one-time impairment charges of $157 and $233, respectively.
(c) Restaurants operating profit included a net gain of $65 in 1996 and $1 in 1995 as follows:

                                  1996                 1995
                          (A)  (B)    (C)    Total       (A)

         U.S.:
            Pizza Hut   $ 71  $ (9)     -     $62       $5
            Taco Bell     32    (4)  $(26)      2       (2)
            KFC            -    (3)     -      (3)      (2)
         International     6    (2)     -       4        -
                        $109  $(18)  $(26)    $65       $1

     (A) Gain on sales of restaurants, including initial franchise fees, in excess of costs of closing other restaurants.
     (B) A SFAS 121 charge for impairment of long-lived assets.
     (C) A charge for underperforming units at Hot'n Now.

     NOTE - This disclosure excludes the effect of $5 of unplanned Pizza Hut facility expenses which was included in the amounts disclosed in the October 15, 1996 earnings release.
(d) Includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments.



















-18-
Segments of the Business



Beverages
($ in millions)
                       12 Weeks Ended                 36 Weeks Ended
                                      %                              %
                 9/7/96    9/9/95   Change*     9/7/96    9/9/95   Change*


Net Sales
 U.S.            $1,867    $1,803      4        $5,078    $4,815      5
 International      944     1,036     (9)        2,435     2,515     (3)
                 $2,811    $2,839     (1)       $7,513    $7,330      2

Operating Profit
 Reported
 U.S.            $  394    $  346     14        $1,003    $  876     14
 International     (176)      115  $(291)          (89)      192   $(281)
                 $  218    $  461    (53)       $  914    $1,068    (14)

 Ongoing
 U.S.            $  394    $  346     14        $1,003    $  876     14
 International      (19)      115  $(134)           68       192     (65)
                 $  375    $  461    (19)       $1,071    $1,068      -

*Where percent changes are not meaningful, dollar changes are presented.
________________________________________________________________________

     System bottler case sales (BCS) of Pepsi Corporate brands, which is comprised of company-owned brands as well as brands we have the right to produce, distribute and market nationally, consist of sales of packaged products to retailers and through vending machines and of fountain syrup by company-owned and franchised bottlers. Third quarter U.S. and international BCS include the calendar months of June, July and August, consistent with prior years.

     Sales in the U.S. rose 4% for the quarter and 5% year-to-date or $64 million and $263 million, respectively. Volume growth contributed $38 million for the quarter and $129 million year-to-date, led by carbonated soft drink (CSD) products. The sales growth for the quarter and year-to-date also benefited from higher effective pricing on fountain syrup, and year-to-date, on most CSD packages, coupled with a mix shift to higher-priced alternative beverages. For the quarter, prices of packaged products declined modestly reflecting a mix shift to lower-priced cans due, in part, to a reduction in can pricing.

     BCS in the U.S. increased 5% for the quarter and 4% year-to-date, reflecting solid increases in Brand Pepsi and the Mountain Dew brand as well as growth of more than 50% in Mug brand root beer. Total alternative beverages, which primarily include Lipton brand ready-to-drink tea, All Sport, Aquafina bottled water and Hawaiian Punch fountain syrup, grew at a double-digit rate. Alternative beverage growth in the quarter and year-to-date reflected triple-digit gains by Hawaiian Punch and Aquafina, off a


-19-
small base, and double-digit All Sport growth. Lipton volume, which represented approximately 65% of the alternative beverages BCS, was about even with prior year in the quarter and grew single-digit on a year-to-date basis. Alternative beverages contributed about 0.5 of a point to the BCS growth for the quarter and year-to-date. Fountain syrup grew at a significantly faster rate than packaged products for both the quarter and year-to-date, primarily a result of several new customers added at the end of 1995.

     Profit in the U.S. increased $48 million for the quarter and $127 million year-to-date, or 14% for both periods. The profit growth reflected the higher pricing on packaged products year-to-date, and for the quarter and year-to-date, lower product costs, volume gains of $16 million and $65 million, respectively, as well as the higher effective pricing on fountain syrup. Advertising and marketing expenses grew at a double-digit rate for both the quarter and year-to-date, primarily due to the Pepsi Stuff promotion. Selling and distribution expenses grew at a significantly slower rate than sales and volume in the quarter reflecting the favorable effect of lapping high costs last year due to a six-week strike in California partially offset by increased labor costs this year. For the year-to-date, selling and distribution expense grew at about the same rate as sales and volume. Increased administrative expenses for both periods primarily reflected costs incurred in connection with national initiatives to upgrade operating and administrative systems. Profit growth for the quarter and year-to-date was aided by lapping significant charges taken in 1995, primarily for estimated probable future payments related to losses on supply contracts, and a gain on the sale of an investment in a bottling cooperative in 1996. Year-to-date profit growth was also favorably impacted by higher profit in alternative beverages in 1996, primarily caused by lapping a 1995 charge for estimated probable future take-or-pay co-packing penalties and a litigation settlement in 1996 with a supplier for purchases made in prior years. The profit margin grew by almost 2 points to 21.1% for the quarter and by more than 1 1/2 points to 19.8% year-to-date.

     As discussed in Management's Analysis of Consolidated Operations on page 9, PepsiCo filed a Form 8-K dated September 30, 1996 reporting long-term strategies to improve PepsiCo's financial performance and improve shareholders' returns. With respect to international beverage operations, we reported that our strategy would be to shift our focus to building our core business in markets in which we are already strong on long-term development of the business in emerging markets where we believe the competitive strategic playing field is essentially level. In addition, we reported that the international beverage operations would be restructured to ten core business units, which is expected to save about $100 million annually in headcount and facility costs, beginning in 1997. Management has not yet determined how much of those savings will be reinvested back in the business. As a result, we expect to take a restructuring charge of about $125 million in the fourth quarter, almost all of which is expected to be paid by the end of 1997. In addition, a largely noncash charge of $361 million was recognized in the third quarter related to the impairment of certain investments in unconsolidated affiliates ($204 million), concentrate-related assets ($97 million) and assets not related to the core international beverage business ($60 million). The latter two amounts aggregate $157 million and are included in international beverages



-20-
operating profit above. See Note 2. Management expects that additional impairment charges of approximately $40 million will be recorded in the fourth quarter when evaluation of the recoverability of certain other assets is completed. See page 45, Cautionary Statements.

     International sales declined $92 million or 9% in the quarter and $80 million or 3% year-to-date. The decline reflected unfavorable currency translation impacts, led by Japan, Spain, Mexico and Hungary and, for the quarter, $15 million of lower volume, primarily due to lower concentrate shipments to franchisees. The sales decline year-to-date also reflected lower effective prices partially offset by volume growth of $49 million. The lower effective prices reflected a decline in packaged products partially offset by increased effective prices on concentrate. The volume growth reflected gains in packaged products partially offset by lower concentrate volumes.

     International case sales decreased 4% for the quarter and increased 1% year-to-date. The decline in the quarter was primarily the result of a double-digit decline in Latin America (particularly Venezuela, Brazil and to a lesser extent, Mexico, which is our largest BCS market) and Pakistan and a single-digit decline in Europe. These declines were partially offset by double-digit growth in Asia, led by China and Japan, and in India. On a year-to-date basis, double-digit growth in Asia, led by China, Japan, and India, and single-digit growth in Eastern Europe were almost fully offset by a high single-digit decline by Latin America, driven by Mexico, Venezuela and Brazil, and a double-digit decline in Pakistan.

     Excluding the one-time charges, international profit declined $134 million in the quarter and $124 million or 65% year-to-date. The profit decline was driven by increased advertising and marketing expenses, reflecting increased spending levels coupled with an adjustment in the quarter to recognize lower than anticipated sales for the year, decreased volumes of $15 million and $21 million for the quarter and year-to-date, respectively, unfavorable currency translation impacts and increased field administrative expenses.

     Following is a discussion of international results by our key business groups. The first group, our Base Franchise business, is composed of our concentrate business in well established franchised bottling markets like Pakistan, Saudi Arabia, the U.K. and Venezuela. The second group is primarily our Developed Company-Owned Bottling markets, which would include Canada, France, Germany, Greece, Spain and Japan. The last group is our Developing Markets, those which have higher than average long-term growth potential (for example, Argentina, Brazil, Mexico and Thailand) and may require heavy investment in the near term (for example, China, Eastern Europe, India and Russia). The operating results of each group declined significantly from the prior year. The decline in our Base Franchise business' operating profit reflected the increased advertising and marketing, higher field administrative expenses and, year-to-date, volume declines, partially offset by higher effective net pricing. Operating results declined in all of our major franchise markets. Operating profit from Developed Company-Owned Bottling markets declined due to increased advertising and marketing expenses, lower effective pricing and, in the quarter, volume declines which were partially offset by small volume gains year-to-date and lower field administrative expenses. Declines in Spain, France and Japan were partially offset by a significant advance in Germany, primarily reflecting lower depreciation as a result of the reduced carrying

-21-
amount of bottling assets in connection with the 1995 adoption of SFAS 121 and, year-to-date, a favorable adjustment to our customer deposit liability. Developing Markets reported losses this year compared to profits last year due to a significant increase in advertising and marketing, the unfavorable effects of foreign currency translation and volume declines partially offset year-to-date by increased effective prices. Significant declines were reported by Brazil, Russia, Mexico and Eastern Europe.

     In August our Venezuelan bottler breached its agreement to manufacture and distribute Pepsi-Cola products and entered into an arrangement with The Coca-Cola Company to immediately begin manufacturing and distributing Coke products in Venezuela. Our agreement with the Venezuelan bottler extended to the end of 2002 and provided that, if the agreement was terminated by the Venezuelan bottler before the end of 2002, PepsiCo would be entitled to receive substantial monetary damages in addition to any other remedies or damages it could recover. Due to our prudent accounting practice of not recognizing gains from disputed claims, we have not yet recognized any income for the termination damages. PepsiCo is pursuing various legal actions against the Venezuelan bottler and The Coca-Cola Company including an arbitration in New York for damages and an action with the Venezuelan anti-trust authorities to declare the transaction in violation of the Venezuelan anti-trust laws. In addition, PepsiCo is evaluating various options to replace its manufacturing and distribution capability in Venezuela. International beverages earned about $10 million of operating profits in Venezuela in 1995 and Venezuela represented less than 5% of international beverages' 1995 BCS.

     As described on pages 9 and 12, PepsiCo recorded an impairment charge against its investment in BAESA and recognized its 24% equity share of BAESA losses in equity earnings, including $29 million related to one-time charges for restructuring actions and noncash accounting charges. Subsequent to the end of the quarter, BAESA announced in its October 18, 1996 press release that it had reached a "Standstill Agreement" with unsecured creditors (including PepsiCo), that represent about $520 million of BAESA's total unsecured debt of approximately $682 million. The agreement runs through March 31, 1997 and provides for the payment of past due interest as well as provisions for future interest payments. The agreement also provides that the creditors will maintain their loans and forebear action as long as the terms of the agreement are met and contemplates that a restructuring agreement will be in place by the termination of the agreement. As part of that agreement, PepsiCo has committed to provide a $25 million unsecured loan and $15 million of market support to BAESA in the fourth quarter of 1996. Due to BAESA's operating difficulties, international beverages' results have been and will continue to be negatively impacted by reduced concentrate sales and profitability in Brazil and, to a lesser degree, Argentina.











-22-
Snack Foods
($ in millions)
                      12 Weeks Ended                 36 Weeks Ended
                                       %                               %
                9/7/96     9/9/95   Change      9/7/96     9/9/95   Change

Net Sales
  U.S.          $1,519     $1,348      13       $4,368      $3,826     14
  Int'l            799        718      11        2,311       2,062     12
                $2,318     $2,066      12       $6,679      $5,888     13

Operating
 Profit
  U.S.          $  319     $  289      10       $  854      $  785      9
  Int'l             79         66      20          234         201     16
                $  398     $  355      12       $1,088      $  986     10
___________________________________________________________________________

     Sales in the U.S. grew $171 million or 13% for the quarter and $542 million or 14% year-to-date. The sales increase reflected strong volume growth, net of increased stale product returns, of $112 million for the quarter and $370 million year-to-date and the effects of increased pricing taken in the latter half of 1995 across all major brands. The volume growth reflected gains in almost all major brands, led by low-fat and no-fat snacks, which accounted for about 50% of the sales growth for the quarter and year-to-date.

     Pound volume in the U.S. advanced 9% and 10% for the quarter and year-to-date, respectively, reflecting exceptional performance from the low-fat and no-fat categories. These categories contributed about 50% of the total pound growth for the quarter and year-to-date driven by Baked Lay's brand potato chips, Doritos Reduced Fat brand tortilla chips and Tostitos brand salsa. Rold Gold brand pretzels volume increased modestly for the quarter and declined slightly year-to-date. Core brands, excluding their low-fat and no-fat versions, had mid-single-digit growth for both the quarter and year-to-date reflecting double-digit growth for the quarter and strong single-digit growth year-to-date in Lay's brand potato chips; for the quarter and year-to-date, strong double-digit growth in Fritos brand corn chips; strong double-digit growth of Tostitos brand tortilla chips; double-digit growth in Chee.tos brand cheese flavored snacks and double-digit growth in cheese dips. Ruffles brand potato chips declined in the quarter and grew single-digit year-to-date. Doritos brand tortilla chips declined for the quarter and remained flat year-to-date.

     Profit in the U.S. grew $30 million or 10% for the quarter and $69 million or 9% year-to-date. The profit increase reflected the volume growth which contributed $52 million and $171 million for the quarter and year-to-date, respectively, the higher pricing that exceeded increased promotional price allowances and merchandising support, and a favorable sales mix shift to higher-margin low-fat and no-fat products, partially offset by an unfavorable sales mix shift to larger value-oriented packages. This profit growth was partially offset by higher operating costs and, for






-23-
the year-to-date, administrative expenses. The increase in operating costs reflected higher manufacturing costs, increased selling and distribution and higher advertising expenses. The increased manufacturing costs reflected higher capacity costs and, year-to-date, higher commodity prices partially offset by lower packaging prices. Some of the increases in operating costs were incurred in an effort to capture volume that has become available as a result of a first quarter decision by Anheuser-Busch to exit the salty snack food business and are not expected to continue. Administrative expenses in the quarter and year-to-date reflected investment spending to sustain strong volume growth including improved manufacturing and delivery systems, costs related to new single-serve sweet snack products produced under a joint venture arrangement with Sara Lee Bakery and costs associated with development and tests of new products using the recently approved fat-replacer, Olean. This investment spending was more than offset in the quarter by a gain on the sale of a non-core business. Unfavorable corn and potato prices were fully offset by favorable packaging and oil prices during the quarter and partially offset year-to-date. Although difficult to forecast, our 1996 commodity and packaging costs on a combined basis are expected to increase modestly over 1995. The profit margin decreased almost one-half point for the quarter and 1 point year-to-date to 21.0% and 19.6%, respectively.

     International sales increased $81 million or 11% for the quarter and $249 million or 12% year-to-date. The sales increase reflected higher pricing, almost all due to the effect of inflation-based pricing actions in Mexico, and increased volume growth of $50 million and $159 million for the quarter and year-to-date, respectively, partially offset by a net unfavorable currency translation impact, primarily due to the Mexican peso and the British pound.

     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and joint ventures (JV) operating for at least one year. Salty snack kilos rose 7% for both the quarter and year-to-date, reflecting single-digit volume growth for the quarter and double-digit growth year-to-date in the U.K., fueled by in-bag promotions beginning late in the first quarter; double-digit growth in Brazil for the quarter and year-to-date; strong single-digit growth in Canada; and strong double-digit growth for the quarter driving a strong single-digit growth year-to-date at Sabritas. These gains were partially offset by a double-digit decline in our Spain JV and, for the quarter, our Netherlands JV, both reflecting the lapping of successful 1995 in-bag promotions. Sweet snack kilos declined 4% for the quarter and increased 1% year-to-date reflecting a double-digit decline for the quarter and a single-digit decline year-to-date at Gamesa, due to market-wide contraction, and at Alegro, the sweet snack division of Sabritas, in part reflecting the impact of the price increases and lapping strong 1995 volume growth year-to-date. These sweet snack decreases year-to-date were fully offset by strong double-digit advances in Poland and in our France JV.

     International operating profit increased $13 million or 20% for the quarter and $33 million or 16% year-to-date. The operating profit growth reflected the higher pricing and the increased volumes of $8 million and $25 million for the quarter and year-to-date, respectively, which were





-24-
partially offset by higher operating costs, increased administrative expenses and the net unfavorable currency translation impact, primarily in Mexico and the U.K. The growth in operating costs, driven by Mexico, reflected increased manufacturing costs primarily due to higher commodity prices, selling and distribution and advertising expenses. The increased administrative costs reflected business growth. The profit margin increased almost 1 point in the quarter to 9.9% and improved almost one-half point year-to-date to 10.1%.

     The following are discussions by key business. Operating profit increased about 15% and 10% at Sabritas during the quarter and year-to-date, respectively, reflecting higher pricing, partially offset by an increase in operating costs and an unfavorable currency translation impact. The increased operating costs reflected significantly higher manufacturing costs due to higher ingredient prices as well as increased selling and distribution expenses. The operating profit growth benefited from the absence of a third quarter 1995 restructuring charge. Lower-margin sweet snack kilo volume from the Alegro division decreased double-digit in the quarter and single-digit year-to-date, against a strong double-digit 1995 year-to-date increase. Higher-margin salty snack kilos increased a strong double-digit for the quarter and mid-single-digit year-to-date lapping a weak prior year performance.

     Gamesa's profit increased slightly for the quarter and nearly 40% year-to-date as higher pricing more than offset higher operating costs and the unfavorable currency translation impact. The increased operating costs primarily reflected higher manufacturing costs due to higher ingredient prices, in part reflecting the government's decision to discontinue providing a wheat subsidy in the fourth quarter of 1995, and increased selling and distribution expenses, reflecting route expansion. Sweet snack kilos declined double-digit in the quarter and mid-single-digit year-to-date.

     In the U.K., Walkers' profit increased nearly 30% and about 35% during the quarter and year-to-date, respectively. Higher pricing, due to a 1995 fourth quarter price increase, favorable manufacturing costs due to lower labor costs and favorable potato prices and increased volumes, fueled by in-bag promotions beginning late in the first quarter, were partially offset by higher advertising expenses and the unfavorable currency translation impact. The profit growth was also aided by a gain on the sale of a nut business in the second quarter. Salty snack kilos increased mid- single-digit for the quarter and double-digit year-to-date.

     Brazil's profit increased nearly 15% in the quarter and over 10% year-to-date. Increased volume of core brands, a favorable sales mix shift and, year-to-date, lower selling and distribution expenses were partially offset by increases in administrative and advertising expenses. Brazil for most of the first half of 1996 had been operating at maximum capacity and during the second quarter expanded production capacity and distribution to respond to the strong consumer demand. Salty snack kilos increased a solid double-digit for both the quarter and year-to-date.







-25-
Restaurants
($ in millions)
                       12 Weeks Ended                36 Weeks Ended
                                       %                               %
                  9/7/96   9/9/95    Change     9/7/96     9/9/95   Change


Net Sales
 U.S              $2,181   $2,234      (2)      $6,331     $6,381     (1)
 International       557      509       9        1,589      1,451     10
                  $2,738   $2,743       -       $7,920     $7,832      1

Operating Profit
 U.S.             $  181   $  208     (13)      $  523     $  482      9
 International        43       37      16          100         87     15
                  $  224   $  245      (9)      $  623     $  569      9
___________________________________________________________________________

     Net sales by PFS, PepsiCo's restaurant distribution operation, to the franchisees and licensees of each restaurant chain and the related estimated operating profit have been allocated to each restaurant chain.

     We have been executing a strategy to reduce our percentage ownership in our restaurant systems by selling company-owned restaurants to franchisees (refranchising) and closing underperforming units. This refranchising strategy, while reducing reported sales, is intended to improve restaurant returns and profits by transferring underperforming units from the company-operated portfolio to franchisees who generate better margins than we can, coupled with the benefit of eliminating our capital investment in the units while generating a franchise royalty revenue stream which sometimes exceeds the profit we had earned from the stores prior to refranchising. In addition, restaurants' operating profit and cash flows benefit from the one-time impact of the sale of the restaurant units, including initial franchise fees. As disclosed in Management's Analysis of Consolidated Operations on page 9, we have filed a Form 8-K reporting that we will be expanding the program to sell company-operated Pizza Hut and Taco Bell restaurants in the U.S. to franchisees, and include company-operated KFC restaurants beginning in 1997. Therefore, PepsiCo expects that its percentage ownership in its restaurant systems will decline between 2% and 4% annually over the next several years. This forecast is subject to the continued interest and ability of investors to purchase our restaurants at prices we consider appropriate. See page 45, Cautionary Statements. See pages 28-29 for restaurant unit activity and the estimated effect of net unit activity on sales and operating profit.

     We also reported in the Form 8-K that we will be conducting a review to determine whether to retain our casual dining businesses (California Pizza Kitchen (CPK), East Side Mario's and Chevys). Because the review has not yet been completed, PepsiCo is unable to determine the financial impact of that review. However, it is reasonably possible that we will recognize an impairment charge, if we retain one or more of the businesses, an estimated disposal loss, or both, in the fourth quarter of 1996. PepsiCo's net investment in the casual dining businesses is approximately $400 million. See page 45, Cautionary Statements.


-26-

     As summarized below, PepsiCo refranchised, licensed or closed 215 and 695 company-operated stores and opened or acquired 72 and 246 company-operated units in the quarter and the year-to-date, respectively. As a result, coupled with net store growth by our franchisees, PepsiCo's overall ownership percentage of total system units, which includes joint venture units, declined almost 3 points to 45.4% since the end of 1995, driven by a more than 3% decline in the U.S. Total system units grew almost 3% since the end of 1995.

















































-27-

1996 Restaurant Unit Activity

                      Company-  Joint
                      Operated  Venture Franchised   Licensed  Total
12 Weeks Ended:
Worldwide Restaurants
Beginning of Quarter   12,457    1,029     12,469     3,111    29,066
 New Builds &
  Acquisitions             72       17        204       308       601
 Refranchising &
  Licensing              (146)       -        146         -         -
 Transfers                 71      (76)         5         -         -
 Closures                 (69)      (3)       (59)     (159)     (290)
September 7, 1996      12,385      967     12,765     3,260    29,377

U.S. Restaurants*
Beginning of Quarter   10,007       76      7,879     2,866    20,828
 New Builds &
  Acquisitions             47        -         78       285       410
 Refranchising &
  Licensing              (144)       -        144         -         -
 Transfers                 71      (76)         5         -         -
 Closures                 (56)       -        (34)     (153)     (243)
September 7, 1996       9,925        -      8,072     2,998    20,995

36 Weeks Ended:
Worldwide Restaurants
Beginning of Year      12,763    1,004     12,025     2,748    28,540
 New Builds &
  Acquisitions            246       51        492       833     1,622
 Refranchising &
  Licensing              (414)       -        403        11         -
 Transfers                 71      (76)         5         -         -
 Closures                (281)     (12)      (160)     (332)     (785)
September 7, 1996      12,385      967     12,765     3,260    29,377

U.S. Restaurants*
Beginning of Year      10,309       78      7,599     2,551    20,537
 New Builds &
  Acquisitions            140        1        171       760     1,072
 Refranchising &
  Licensing              (375)       -        372         3         -
 Transfers                 71      (76)         5         -         -
 Closures                (220)      (3)       (75)     (316)     (614)
September 7, 1996       9,925        -      8,072     2,998    20,995

* The U.S. joint venture units represent California Pizza Kitchen (CPK).
  CPK's results were consolidated by Taco Bell at the beginning of the third quarter of 1996 and the units have been transferred to the Company-Operated and Franchised columns.
_______________________________________________________________________________

[Note: A summary of the 1996 restaurant unit activity for each U.S. concept and for international restaurant operations is included in each of the following discussions.]


-28-
     Where significant, the estimated effects of net unit activity on net sales and operating profit are provided in the following discussions for each chain to facilitate an understanding of their impact on year-over-year comparisons. Net unit activity includes the effects of:

- Closed stores and refranchised stores - company-operated stores sold to existing or new franchisees,

- New stores - company-operated stores that are constructed or acquired, principally from franchisees,

- Ongoing franchise fees and PFS sales and related profit to refranchised stores,

- Initial franchise fees related to refranchised stores,

- Net refranchising gains - gains on sales of stores in excess of costs of closing other stores.

As summarized below, the effect of this net unit activity decreased our worldwide restaurant sales by $49 million in the quarter and $36 million year-to-date. Net unit activity increased operating profit by $33 million and $127 million in the quarter and year-to-date, respectively. In addition, 1996 year-to-date operating profit included a $26 million charge primarily for the disposal of underperforming units at Hot'n Now.


($ in millions)                            September 7, 1996
                                       12 Weeks        36 Weeks
                                        Ended            Ended

Net Sales:
Closed and refranchised stores          $(127)          $(303)
New stores and ongoing franchise
 fees and PFS sales related to
 refranchised stores                       74             256
Initial franchise fees related to
 refranchised stores                        4              11
Net unit activity                       $ (49)          $ (36)

Operating Profit:
Closed and refranchised stores          $  (8)          $ (18)
New stores and ongoing franchise
 fees and PFS profit related to
 refranchised stores                       13              37

Initial franchise fees related to
 refranchised stores                        4              11
Net refranchising gains*                   24              97
   Net unit activity                    $  33           $ 127

* The quarter reflected $20 of refranchising gains plus the reversal of $1 of excess store closure costs in 1996 compared to $3 of store closure costs in 1995. Year-to-date reflected $99 of refranchising gains less $2 of store closure costs in 1996 compared to $13 of refranchising gains less $13 of store closure costs in 1995.


-29-
     As previously disclosed in PepsiCo's first and second quarter Form 10-Q's, PepsiCo would be performing the SFAS 121 impairment evaluation, recognition and measurement tests for company-operated restaurants in the second and fourth quarters of 1996, absent circumstances that would require an immediate evaluation. The evaluations would cover restaurants that either initially met the "history of operating losses", impairment indicator that we use to identify potentially impaired assets, or restaurants previously evaluated for impairment where, due to changes in circumstances, a current forecast of future cash flows would be expected to be significantly lower than the forecast used in the prior evaluation. As a result of the second quarter review, an $18 million noncash impairment charge was recorded at the end of the second quarter to reduce the carrying value of certain long-lived restaurant assets. See Note 3 to the Condensed Consolidated Financial Statements.

     We will perform our impairment evaluation, recognition and measurement tests in the fourth quarter of 1996 for company-operated restaurants that, in the second half of 1996, initially meet the impairment indicator or experienced changes in circumstances that would significantly lower future cash flows. Excluding the potential impact, if any, of the casual dining businesses, management believes that restaurant impairment charges are reasonably possible, and anticipates that, on a full-year basis, impairment charges for our restaurant businesses will be more than offset by refranchising gains net of costs of closing other stores. See page 45, Cautionary Statements.

     Restaurant operating profit in 1996 included reduced depreciation and amortization expense of $11 million and $40 million in the quarter and year-to-date, respectively. This resulted from the reduced carrying amount of certain long-lived assets in connection with the adoption of SFAS 121 as of the beginning of the fourth quarter of 1995.



























-30-
Pizza Hut-U.S
($ in millions)

The tables of operating results and unit activity presented below include Pizza Hut as well as the D'Angelo Sandwich Shops (D'Angelo) and East Side Mario's (ESM) concepts, which are reported by Pizza Hut. As Pizza Hut and D'Angelo operations are partially integrated, the elements in the year-over-year discussion of net sales and operating profit that follows include both Pizza Hut and D'Angelo but exclude ESM, unless otherwise indicated.

                       12 Weeks Ended             36 Weeks Ended
                                      %                           %
                 9/7/96    9/9/95   Change  9/7/96    9/9/95   Change


Net Sales          $846    $  940     (10)  $2,622   $2,802       (6)

Operating Profit  $ 54     $   92     (41)  $  263   $  253        4

___________________________________________________________________________

                      1996 Restaurant Unit Activity

                      Company-
                      Operated* Franchised  Licensed        Total
12 Weeks Ended:
Beginning of Quarter    4,940     2,962         943        8,845
 New Builds &
  Acquisitions             13        29          57           99
 Refranchising &
  Licensing               (26)       26           -            -
 Closures                 (29)      (19)        (16)         (64)
September 7, 1996*      4,898     2,998         984        8,880

36 Weeks Ended:
Beginning of Year       5,145     2,819         863        8,827
 New Builds &
  Acquisitions             52        62         161          275
 Refranchising &
  Licensing              (157)      157           -            -
 Closures                (142)      (40)        (40)        (222)
September 7, 1996*      4,898     2,998         984        8,880

* As of September 7, 1996 101 stand-alone and 53 combined Pizza Hut/ D'Angelo units are included in Company-Operated and 56 stand-alone D'Angelo units are included in Franchised; 13 units and 26 units of ESM are included in Company-Operated and Franchised, respectively.
___________________________________________________________________________

     Net sales decreased $94 million or 10% for the quarter and $180 million or 6% year-to-date. The sales decline was driven by a decrease in same store sales for company-operated units of 10% for the quarter and 5% year-to-date and the unfavorable impact of net unit activity of $36 million





-31-
for the quarter and $80 million year-to-date as summarized below. The decline in same store sales reflected lower volumes of $113 million for the quarter and $269 million year-to-date, partially offset by higher effective net pricing as a result of reduced promotional activities. The lower volumes resulted primarily from lapping the successful second quarter 1995 introduction of Stuffed Crust pizza, increased competition in the pizza segment and the effects of the reduced promotional activities.

     The summary of the impact of net unit activity on year-over-year net sales comparisons is as follows:

($ in millions)                             September 7, 1996
                                       12 Weeks         36 Weeks
                                        Ended__           Ended_

Closed and refranchised stores           $(48)            $(129)
New stores and ongoing franchise
 fees and PFS sales related to
 refranchised stores                       11                46
Initial franchise fees related
 to refranchised stores                     1                 3
   Net unit activity                     $(36)            $ (80)

     Operating profit decreased $38 million or 41% for the quarter and increased $10 million or 4% year-to-date. In the quarter, lower volumes of $46 million, higher store operating costs and higher administrative expenses were partially offset by reduced promotions and the favorable impact of net unit activity of $5 million, as summarized below. For the year-to-date, the reduced promotions and the favorable impact of net unit activity of $65 million, as summarized below, were partially offset by lower volumes of $107 million and increased store operating costs. The higher store operating costs reflected record high cheese prices and increased labor costs, higher repairs and maintenance and advertising expenses, primarily the result of the write-off of certain excess promotional items and, year-to-date, a $9 million SFAS 121 noncash impairment charge. These were partially offset by reduced depreciation and amortization expense of $3 million and $11 million for the quarter and year-to-date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121. See
Note 3 to the Condensed Consolidated Financial Statements and page 30 for further details on the 1996 impairment charge. The increase in administrative expenses for the quarter and year-to-date reflected increased field and headquarters administrative expenses, in part related to costs associated with the new headquarters facility in Dallas, fully offset year-to-date by the absence of the 1995 $16 million headquarters relocation charge.












-32-
     The summary of the impact of net unit activity on year-over-year operating profit comparisons is as follows:

($ in millions)                              September 7, 1996______
                                       12 Weeks           36 Weeks
                                        Ended__             Ended___
Closed and refranchised stores            $(5)              $(10)
New stores and ongoing franchise
 fees and PFS profit related
 to refranchised stores                     2                  9
Initial franchise fees related
 to refranchised stores                     1                  3
Net refranchising gains*                    7                 63
   Net unit activity                      $ 5              $  65

* The quarter reflected refranchising gains of $7 less $1 of store closure costs in 1996 compared to $1 of store closure costs in 1995. Year-to-date reflected $70 of refranchising gains less $3 of store closure costs in 1996 compared to $13 of refranchising gains less $9 of store closure costs in 1995.

     The operating profit margin decreased over 3 points to 6.4% for the quarter and increased approximately 1 point to 10% year-to-date.

     Refer to page 26 for a discussion regarding the strategic review of whether to retain PepsiCo's casual dining businesses, which includes the ESM concept.































-33-
Taco Bell-U.S
($ in millions)

The tables of operating results and unit activity presented below include Taco Bell as well as the Hot 'n Now (HNN), California Pizza Kitchen (CPK) and Chevys concepts, which are reported by Taco Bell. The consolidation of CPK, previously an unconsolidated equity investment, beginning this quarter reflects PepsiCo obtaining majority control of CPK's Board of Directors at the end of the second quarter 1996. Prior period operating results have not been restated for the consolidation of CPK. CPK's unit activity is reflected as Transfers under the columns Company-Operated and Franchised in the 1996 Restaurant Unit Activity chart below. The elements in the year-over-year discussions of net sales and operating profit that follow do not include HNN, CPK and Chevys, unless otherwise indicated.

                       12 Weeks Ended                 36 Weeks Ended
                                      %                              %
                 9/7/96    9/9/95   Change      9/7/96    9/9/95   Change

Net Sales          $883      $873      1        $2,436    $2,411      1

Operating Profit   $ 82      $ 80      3        $  163    $  158      3
___________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-
                      Operated  Franchised  Licensed     Total
12 Weeks Ended:
Beginning of Quarter    3,054     1,916       1,810      6,780
 New Builds &
  Acquisitions             28        35         225        288
 Refranchising &
  Licensing              (118)      118           -          -
 Transfers                 71         5           -         76
 Closures                  (7)       (7)       (129)      (143)
September 7, 1996 *     3,028     2,067       1,906      7,001

36 Weeks Ended:
Beginning of Year       3,133     1,779       1,578      6,490
 New Builds &
  Acquisitions             70        79         585        734
 Refranchising &
  Licensing              (218)      215           3          -
 Transfers                 71         5           -         76
 Closures                 (28)      (11)       (260)      (299)
September 7, 1996 *     3,028     2,067       1,906      7,001

* As of September 7, 1996, 72 units, 5 units and 1 unit of CPK are included in Company-Operated, Franchised and Licensed, respectively; 72 units of Chevy's are included in Company-Operated; and 36 units, 46 units and 13 units of HNN are included in Company-Operated, Franchised and Licensed, respectively.
___________________________________________________________________________




-34-
     Net sales increased 1% for both the quarter and year-to-date or $10 million and $25 million, respectively. The sales growth for both periods was driven by the inclusion of CPK's sales beginning this quarter. Excluding CPK, sales declined modestly for both periods reflecting a decline in restaurant volumes of $22 million for the quarter and $66 million year-to-date, mitigated by increased lower-margin PFS volumes to franchisees of $20 million for the quarter and $55 million year-to-date, and an unfavorable impact from net unit activity of $33 million for the quarter and $36 million year-to-date as summarized below. Partially offsetting these negative factors for the quarter and year-to-date were lower promotional activity and, year-to-date, increased pricing. The year-to-date decline in promotional activity in part reflected the absence of second quarter 1995 promotional costs related to the introduction of Border Lights. Same store sales for company-operated units declined 3% for the quarter and 2% year-to-date, though the year-to-date decrease in volume was partially mitigated by increased effective prices. Year-to-date, increased sales at Chevys, driven by additional units, were substantially offset by a decline in sales at HNN, primarily reflecting the absence of 1995 sales associated with company-operated units licensed or closed after the second quarter of 1995.

     The summary of the impact of net unit activity on year-over-year net sales comparisons is as follows:

($ in millions)                            September 7, 1996
                                       12 Weeks         36 Weeks
                                         Ended            Ended

Closed and refranchised stores           $(66)           $(142)
New stores and ongoing franchise
 fees and PFS sales related to
 refranchised stores                       30               98
Initial franchise fees related
 to refranchised stores                     3                8
     Net unit activity                   $(33)           $ (36)

     Operating profit increased 3% both for the quarter and year-to-date or $2 million and $5 million, respectively. The year-to-date operating profit growth was significantly depressed by increased losses from HNN, reflecting a $26 million charge discussed below. Taco Bell's quarter and year-to-date core operating profit growth benefited from the impact of net unit activity of $17 million for the quarter and $42 million year-to-date, as summarized below, the reduced promotions and, year-to-date, the higher effective net pricing. These benefits were partially offset by volume declines of $10 million for the quarter and $28 million year-to-date, higher operating costs and increased administrative costs, led by spending for initiatives to improve efficiencies and speed of service in our restaurants. The year-to-date was also impacted by a net unfavorable product mix shift to lower-margin products. The higher operating costs for both periods primarily reflected an increase in labor costs, reflecting an initiative to increase management in the restaurants; year-to-date also reflected favorable food costs fully offset by increased marketing costs, led by the "Nothing Ordinary About It" campaign, and a $4 million SFAS 121 noncash impairment charge. See Note 3 to the Condensed Consolidated Financial Statements and page 30 for further details on the 1996 impairment charge. The year-to-date favorable food costs reflected the benefits of lapping unusually high


-35-
lettuce prices in 1995 and lower beef prices, partially offset by higher cheese prices. The quarter and year-to-date results were also favorably impacted by the reduced depreciation and amortization expense of $2 million and $7 million, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121 and, year-to-date, from the lapping of roll-out costs for Border Lights incurred during the first half of 1995.

     The summary of the impact of net unit activity on year-over-year operating profit comparisons is as follows:

($ in millions)                            September 7, 1996
                                       12 Weeks        36 Weeks
                                         Ended           Ended

Closed and refranchised stores            $(6)            $(9)
New stores and ongoing franchise
 fees and PFS profit related to
 refranchised stores                        7              17
Initial franchise fees related
 to refranchised stores                     3               8
Net refranchising gains*                   13              26
     Net unit activity                    $17             $42

* The quarter reflected $12 of refranchising gains compared to $1 of store closure costs in 1995. Year-to-date reflected $26 of refranchising gains less $2 of store closure costs in 1996 compared to $2 of store closure costs in 1995.

     Chevys reported operating profits for the quarter and year-to-date compared to a modest profit and an operating loss for the same respective periods in 1995. The improvement primarily reflected the benefit of a margin improvement program and reduced store opening costs as a result of fewer openings. CPK reported a modest loss for the third quarter of 1996, primarily reflecting several nonrecurring expenses. HNN's losses were reduced in the quarter, but increased significantly year-to-date. Both periods were favorably impacted by reduced depreciation and amortization expense of $1 million and $5 million for the quarter and year-to-date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121 and the absence of 1995 operating losses associated with licensed or closed units. The quarter also benefited from improved store operating results from comparable units, in part reflecting a low double-digit same store sales growth rate. For the year-to-date, a $26 million charge related to the write-down of HNN assets held for disposal and additional store closure costs more than offset these benefits. Taco Bell is vigorously continuing its efforts to sell the HNN concept.

     The Taco Bell operating profit margin increased modestly for the quarter and year-to-date to 9.3% and 6.7%, respectively.

     Refer to page 26 for a discussion regarding the strategic review of whether to retain PepsiCo's casual dining operations, which includes the CPK and Chevys concepts.




-36-
KFC-U.S.
($ in millions)

                       12 Weeks Ended                 36 Weeks Ended
                                        %                              %
                 9/7/96    9/9/95    Change     9/7/96    9/9/95    Change


Net Sales          $452      $421       7       $1,273    $1,168       9

Operating Profit   $ 45      $ 36      25       $   97    $   71      37
___________________________________________________________________________

                      Company-
                      Operated  Franchised      Licensed       Total
12 Weeks Ended:
Beginning of Quarter    2,013       3,001          113         5,127
 New Builds &
  Acquisitions              6          14            3            23
 Refranchising &
  Licensing                 -           -            -             -
 Closures                 (20)         (8)          (8)          (36)
September 7, 1996       1,999       3,007          108         5,114

36 Weeks Ended:
Beginning of Year       2,031       3,001          110         5,142
 New Builds &
  Acquisitions             18          30           14            62
 Refranchising &
  Licensing                 -           -            -             -
 Closures                 (50)        (24)         (16)          (90)
September 7, 1996       1,999       3,007          108         5,114
___________________________________________________________________________

     Net sales rose $31 million or 7% for the quarter and $105 million or 9% year-to-date driven by an increase in same store sales for company-operated units of 6% and 8% for the quarter and year-to-date, respectively. This growth primarily reflected a higher average guest check, higher volumes of $11 million for the quarter and $44 million year-to-date and increased franchise royalty revenue. The higher average guest check reflected a benefit from the higher priced "Mix Your Bucket" promotion featuring our new Tender Roast product, across the board menu price increases, lower promotional activity and the incremental impact of Colonel's Crispy Strips and Honey BBQ and Hot Wings. The volume gains were driven by increased Taco Bell product sales reflecting expansion in our combined KFC and Taco Bell stores and as well as volume increases at our home delivery stores, partially offset by volume declines in our inner city traditional stores.

     Operating profit increased $9 million or 25% for the quarter and $26 million or 37% year-to-date. The profit growth in the quarter primarily reflected the higher average guest check, franchise royalty revenues and lower store operating costs partially offset by increased administrative costs. The year-to-date profit growth also reflected the higher average guest check, franchise royalty revenues and increased volumes of $7 million



-37-
partially offset by increased administrative and store operating costs.
The increase in administrative costs is primarily due to a continued effort to improve restaurant quality and service by hiring and supporting well-trained Restaurant General Managers (RGM) for each store. The year-to-date increase also reflected the national conference KFC held to focus and develop its RGM's. The lower store operating costs in the quarter reflected reduced advertising and lower depreciation and amortization expense of $2 million as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121, partially offset by higher labor costs and food costs, principally chicken prices. The higher store operating costs year-to-date reflected increased food costs, primarily higher chicken prices, higher labor costs and a $3 million SFAS 121 noncash impairment charge, partially offset by lower depreciation and amortization expense of $7 million associated with the adoption of SFAS 121. See Note 3 to the Condensed Consolidated Financial Statements and page 30 for further details on the 1996 impairment charge. In addition, the year-to-date profit growth was also depressed by a charge related to estimated costs expected to be incurred in connection with an acquisition made several years ago. The profit margin increased about 1 1/2 points to 10% and 7.6% for both the quarter and year-to-date, respectively.





































-38-
International
($ in millions)
                      12 Weeks Ended                 36 Weeks Ended
                                      %                              %
                 9/7/96    9/9/95   Change      9/7/96   9/9/95    Change


Net Sales          $557      $509      9        $1,589   $1,451      10

Operating Profit  $ 43       $ 37     16        $  100   $   87      15
___________________________________________________________________________

1996 Restaurant Unit Activity

                      Company-  Joint
                      Operated  Venture Franchised  Licensed    Total
12 Weeks Ended:
Beginning of Quarter    2,450      953      4,590     245       8,238
 New Builds &
  Acquisitions             25       17        126      23         191
 Refranchising &
  Licensing                (2)       -          2       -           -
 Closures                 (13)      (3)       (25)     (6)        (47)
September 7, 1996       2,460      967      4,693     262       8,382

36 Weeks Ended:
Beginning of Year       2,454      926      4,426     197       8,003
 New Builds &
  Acquisitions            106       50        321      73         550
 Refranchising &
  Licensing               (39)       -         31       8           -
 Closures                 (61)      (9)       (85)    (16)       (171)
September 7, 1996       2,460      967      4,693     262       8,382
___________________________________________________________________________

     The KFC, Pizza Hut and Taco Bell concepts represented approximately 54%, 43% and 3%, respectively, for both the quarter and year-to-date of total international restaurant sales in 1996, which approximates prior year percentages.

     Net sales increased $48 million or 9% for the quarter and $138 million or 10% year-to-date with KFC and Pizza Hut contributing approximately 60% and 40%, respectively, for the quarter and approximately 50% for both KFC and Pizza Hut year-to-date. The sales growth was driven by the favorable impact of net unit activity of $20 million in the quarter and $80 million year-to-date as summarized below, increased volumes which contributed $31 million for the quarter and $47 million year-to-date and higher effective pricing, partially offset by lower equipment sales to franchisees and licensees.









-39-
     The summary of the impact of net unit activity on year-over-year net sales comparisons is as follows:

($ in millions)                            September 7, 1996
                                       12 Weeks      36 Weeks
                                        Ended          Ended

Closed and refranchised stores           $ (9)          $(22)
New stores and ongoing franchise
 fees and PFS sales related to
  refranchised stores                      29            102
Initial franchise fees related
 to refranchised stores                     -              -
     Net unit activity                    $20           $ 80

     Operating profit increased $6 million or 16% for the quarter and $13 million or 15% year-to-date. Growth in concept contribution, as measured by store level contribution and franchise royalty revenues, was primarily led by Pizza Hut and KFC though to a much lesser extent by KFC year-to-date. The profit growth reflected the higher effective net pricing, the favorable impact of net unit activity of $11 million for the quarter and $18 million year-to-date as summarized below, increased volumes of $6 million for the quarter and $12 million year-to-date, increased franchise royalty revenues and a net favorable currency translation impact in the quarter. These gains were partially offset by higher store operating costs and increased administrative and support costs. The higher store operating costs primarily reflected increased food prices and, year-to-date, higher labor costs and advertising expenses and a $2 million SFAS 121 noncash impairment charge. These increased store operating costs were partially offset by reduced depreciation and amortization expense of $3 million and $10 million for the quarter and year-to-date, respectively, as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121. See Note 3 to the Condensed Consolidated Financial Statements and page 30 for further details on the 1996 impairment charge. The increase in administrative and support costs is primarily due to the "PRI Way," an initiative to standardize processes, other project spending and additional costs in certain regional offices to support growth, partially offset by savings from the 1995 consolidation of the separate regional and country offices supporting KFC and Pizza Hut operations. The operating profit margin increased modestly to 7.7% for the quarter and 6.3% year-to-date.

















-40-
     The summary of the impact of net unit activity on year-over-year operating profit comparisons is as follows:

($ in millions)                            September 7, 1996
                                       12 Weeks      36 Weeks
                                        Ended          Ended

Closed and refranchised stores            $ 3           $ 1
New stores and ongoing franchise
  fees and PFS profit related to
  refranchised stores                       4            11
Initial franchise fees related
 to refranchised stores                     -             -
Net refranchising gains*                    4             6
     Net unit activity                    $11           $18

* The quarter reflected $1 of refranchising gains plus the reversal of $3 of excess store closure costs in 1996. Year-to-date reflected $3 of refranchising gains plus the reversal of $3 of excess store closure costs in 1996.

     The increase in operating profit was primarily driven by improvements in Spain, Korea, Mexico and, Australia in the quarter, partially offset by declines in Canada in the quarter and Australia, year-to-date. The decreased losses in Spain primarily resulted from gains in volume, reflecting the continued success of Stuffed Crust pizza, and reduced depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121 and the absence of 1995 losses from closed units. A double-digit profit gain in Korea, one of our largest international profit markets, primarily reflected higher effective net pricing and additional units, partially offset by increased labor costs and, year-to-date, volume declines. The reduced losses in Mexico were driven by gains in volume and reduced depreciation and amortization expense as a result of the reduced carrying amount of restaurant assets in connection with the 1995 adoption of SFAS 121 partially offset by increased food prices and labor costs. Year-to-date, Mexico also benefited from higher effective pricing and savings from the consolidation of the local KFC and Pizza Hut offices. Australia, our largest international sales market, experienced a double-digit profit increase in the quarter and a double-digit decline year-to-date. The increase in the quarter reflected higher effective prices and volume gains, partially offset by increased food costs, primarily chicken and cheese. The year-to-date decline reflected increased food costs in excess of price and volume gains and lower administrative costs. In the quarter, significant double-digit profit declines in Canada, our second largest international sales market, reflected lower volumes and escalating food prices and labor costs, partially offset by increased effective pricing.










-41-
Cash Flows and Financial Condition


Summary of Cash Flows

Through September 7, 1996, PepsiCo's net cash increased by $32 million as our significant sources of cash, primarily operations ($2.5 billion), debt activities ($286 million), sales of restaurants ($249 million), and exercises of stock options ($239 million) funded capital spending ($1.5 billion), share repurchases ($1.1 billion) and dividend payments ($496 million).

Summary of Operating Activities
($ in millions)                                      36 Weeks Ended
                                                     9/7/96   9/9/95

Net income                                          $1,121    $1,425
International beverages impairment charges             390         -
Other noncash charges and credits, net               1,418     1,465
  Income before noncash charges and credits          2,929     2,890
Net change in operating working capital               (454)     (648)
   Net Cash Provided by Operating Activities        $2,475    $2,242
_________________________________________________________________________

     Net cash provided by operating activities increased $233 million or 10% from 1995 to $2.5 billion due to a $39 million increase in income before noncash charges and credits and a $194 million decrease in operating working capital net cash outflows. Other noncash charges and credits, net declined modestly and primarily included depreciation and amortization expense. The reduction in operating working capital net cash outflows primarily reflected a decrease in accounts and notes receivable cash outflows, reflecting lower cash outflows by international beverages and a sale of $107 million of U.S. trade accounts receivable in 1996 to take advantage of favorable effective financing rates implicit in the transaction, as compared to commercial paper financing, and an increase in accrued income taxes. These sources of funds were partially offset by an increase in prepaid expenses, taxes and other current assets in 1996 compared to a decrease in 1995, reflecting the absence in 1996 of a prefunded employee benefit plan and 1996 prepayments for the Pepsi-Stuff campaign, and a greater decline in accounts payable, due to timing of payments.


Summary of Investing Activities
($ in millions)                                        36 Weeks Ended
                                                     9/7/96    9/9/95

Capital spending                                    $(1,476)   $(1,302)
Sales of restaurants                                    249         21
Acquisitions and investments
 in unconsolidated affiliates                           (34)      (224)
Net short-term investments                              (20)        51
Other investing activities, net                        (108)     (138)
   Net Cash Used for Investing Activities           $(1,389)  $(1,592)
_________________________________________________________________________

     Consistent with our strategy to improve restaurant returns and profits (see page 26), net cash used for investing activities decreased $203

-42-
million or 13% principally reflecting increased proceeds from sales of restaurants of $228 million. This source of cash, along with reduced acquisition and investment activity of $190 million was partially offset by increased capital spending of $174 million and a $71 million swing in our short-term investment portfolios. As discussed on page 26, we expect to expand the restaurant refranchising program. The increase in capital spending primarily reflected increased U.S. snack food spending of $201 million, primarily for capacity expansion for both established and new products, including acquisition of plants previously owned by Eagle, and improved manufacturing and delivery systems, increased spending in worldwide beverages of $76 million, partially offset by decreased spending in worldwide restaurants, driven by the U.S., of $90 million. The 1996 full-year forecast of restaurant capital spending represents a decline of 8% and 36% from spending levels in 1995 and 1994, respectively. For the full year, acquisition and investment activity is expected to be substantially lower than in 1995.

     PepsiCo manages the investment activity in its short-term portfolios, which are primarily held outside the U.S., as part of its overall financing strategy. PepsiCo continually reassesses its alternatives to redeploy them considering investment opportunities and risks, tax consequences and current financing activity. As a result of a provision included in the Small Business Job Protection Act of 1996 enacted in August, 1996 the exemption from U.S. federal income tax of investment income generated in Puerto Rico was completely eliminated, which will be effective as of December 1, 1996 for PepsiCo. Accordingly, upon the maturity of its investments in Puerto Rico, PepsiCo will repatriate the proceeds of approximately $750 million in the fourth quarter of 1996 and use the proceeds to reduce outstanding commercial paper debt.


Summary of Financing Activities
($ in millions)                                  36 Weeks Ended
                                                9/7/96    9/9/95


Net short and long-term debt                  $   286       $  26
Purchases of treasury stock                    (1,051)       (381)
Cash dividends paid                              (496)       (442)
Proceeds from exercises of stock options          239         142
Other, net                                        (31)        (32)
   Net Cash Used for
     Financing Activities                     $(1,053)      $(687)
_________________________________________________________________________

     Net cash used for financing activities increased $366 million or 53%, primarily reflecting a $670 million increase in our share repurchases.
This use of cash, along with increased dividend payments of $54 million was partially offset by increased proceeds from net debt activity and exercises of stock options of $260 million and $97 million, respectively.

     In anticipation of double-digit cash flow growth, PepsiCo reported its intention to repurchase about $2 billion of its stock annually in its Form 8-K dated September 30, 1996. For this purpose cash flow is defined as cash provided by operating activities and sales of restaurants net of capital spending. However, PepsiCo's commitment to the share repurchase


-43-
program could be reduced if significant new strategic investment opportunities arise. PepsiCo views its share repurchase program as an effective tool to manage leverage and optimize the weighted average cost of capital. See page 46, Cautionary Statements.

     Through October 18, 1996, PepsiCo repurchased 43.7 million treasury shares or 2.8% of the shares outstanding at the beginning of the year, at a cost of $1.34 billion. At October 18, 1996, 61.9 million shares are available under the current repurchase authority granted by PepsiCo's Board of Directors.

     As described in the Summary of Investing Activities, PepsiCo intends to reduce its outstanding commercial paper debt in the fourth quarter of 1996 as a result of substantially liquidating the short-term investment portfolio in Puerto Rico.

     See Note 6 to Condensed Consolidated Financial Statements for details of debt issuances and repayments during the quarter.

Financial Condition

At September 7, 1996 and December 30, 1995, $3.5 billion of short-term borrowings were classified as long-term, reflecting PepsiCo's intent and ability, through the existence of its unused revolving credit facilities, to refinance these borrowings on a long-term basis. PepsiCo's unused credit facilities with lending institutions, which exist largely to support the issuances of short-term borrowings, were $3.5 billion at September 7, 1996 and December 30, 1995.

     As described in PepsiCo's 1995 Annual Report, PepsiCo measures financial leverage on a market value basis as well as on an historical cost basis. PepsiCo's market value ratio was 19% at September 7, 1996 and 18% at December 30, 1995. The increase was due to a 5% increase in net debt and a 1% decline in shares outstanding partially offset by a 2% increase in PepsiCo's stock price. PepsiCo's historical cost ratio of net debt to net capital employed was 48% at September 7, 1996 and 46% at December 30, 1995. The increase reflected the growth in net debt, in part reflecting the effect of share repurchases, partially offset by a 2% increase in net capital.

     PepsiCo's operating working capital position, which excludes short-term investments and short-term borrowings, was a positive $262 million at September 7, 1996 as compared to a negative $94 million at December 30, 1995. PepsiCo has historically had a negative operating working capital position, which principally reflected the cash sales nature of its restaurant operations. This condition effectively provided additional capital for investment. The positive working capital position at the end of the third quarter reflects PepsiCo's continued trend of increased investment in its more working capital intensive bottling and snack food businesses combined with a decline in the number of company-operated restaurants. This decline is consistent with the strategy to improve restaurant returns. The $356 million increase in working capital reflected an increase in receivables, led by worldwide beverages and snack foods,





-44-
reflecting seasonality, volume growth and timing of collections, due in part to system issues as U.S. beverages consolidates its receivable function into one location. This was partially offset by the sale of $107 million of trade accounts receivable in 1996. Additionally, the increase in working capital also reflected lower accounts payable, higher prepaid expenses partially offset by increased other current liabilities and taxes payable, reflecting a reclassification from other liabilities.

     Investments in unconsolidated affiliates declined $334 million primarily due to the impairment charges recorded by international beverages (see Note 2) and the consolidation of CPK, previously an unconsolidated equity investment, at the end of the second quarter. The latter reflected our gaining majority control of CPK's Board of Directors as a result of PepsiCo acquiring 100% of CPK's newly issued voting preferred shares in settlement of a $119 million outstanding note to PepsiCo.

     Shareholders' equity decreased $107 million as net income of $1.1 billion and a $132 million increase in capital in excess of par value was more than offset by a $824 million increase in treasury stock, driven by the share repurchases, and $517 million of dividends declared.

Cautionary Statements

From time to time, in both written reports and oral statements by PepsiCo senior management, we may express our expectations regarding future performance of the Company. These "forward-looking statements" are inherently uncertain and investors must recognize that events could turn out to be different than what senior management expected. Key factors impacting current and future performance are described in PepsiCo's 1995 Annual Report in Management's Analysis - Worldwide Marketplace on page 14. In addition, as discussed in the management's analysis:

- The level of our forecasted international beverages impairment charges (pages 10 and 21) to be taken in the fourth quarter assumes that international beverages' future operating performance does not weaken as compared to current performance.

- The $125 million international beverage restructuring charge forecasted for the fourth quarter (pages 9 and 20) and the related expected annual savings of $100 million (page 20) assumes the restructuring will occur as currently expected.

- Our ability to execute our restaurant refranchising program (pages 9 and 26) is subject to the continued interest and ability of investors to purchase our restaurants at prices we consider appropriate.

- Our forecast that restaurant impairment charges for the full-year will be more than offset by net refranchising gains (pages 10 and 30) assumes that future restaurant operating performance does not weaken as compared to current performance and that sales of restaurants forecasted for the fourth quarter occur at the expected sales prices.

- The fourth quarter and full-year tax rate may differ from the third quarter year-to-date tax rate (page 13) if the source and level of earnings/losses varies from the current forecast.



-45-
- PepsiCo's intent to repurchase $2 billion of its stock annually over the next several years (page 44) is subject to double-digit growth in cash flow and the absence of any significant strategic acquisitions or investments.

<audit-report>
Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of September 7, 1996 and the related condensed consolidated statement of income for the twelve and thirty-six weeks ended September 7, 1996 and September 9, 1995, and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 7, 1996 and September 9, 1995. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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



New York, New York
October 15, 1996

</audit-report>

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

              See Index to Exhibits on page 50.

          (b) Reports on Form 8-K

             PepsiCo filed a current report on Form 8-K dated August 12, 1996 describing $251 million of losses which Buenos Aires Embotelladora S.A. (BAESA), PepsiCo's beverage bottling joint venture with operations in Latin America, reported in its August 8, 1996 press release. PepsiCo owns a 24% equity interest in BAESA.











































-48-
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)






Date:    October 22, 1996                 Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date:    October 22, 1996                Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary




























-49-

INDEX TO EXHIBITS
ITEM 6 (a)





EXHIBITS


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