Form 10-K
period 1996-12-28
PEPSICO INC
filed 1997-03-25
CIK 77476

No. 1-1183
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-K
                                ANNUAL REPORT
        Pursuant to Section 13 of the Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 28, 1996

                                PepsiCo, Inc.
                        Incorporated in North Carolina
                        Purchase, New York 10577-1444
                                (914) 253-2000

                                  13-1584302
                     (I.R.S. Employer Identification No.)
                     ------------------------------------

  Securities registered pursuant to Section 12(b) of the Securities Exchange
                                 Act of 1934:

                                           Name of Each Exchange
        Title of Each Class                on Which Registered
        -------------------                -------------------

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

      The number of shares of PepsiCo Capital Stock outstanding as of March 14, 1997 was 1,541,460,586.

Documents of Which Portions      Parts of Form 10-K into Which  Portion
Are Incorporated by Reference        of Documents Are Incorporated
-----------------------------       -----------------------------

 Proxy Statement for PepsiCo's              I, III
          May 7, 1997
Annual Meeting of Shareholders

                                    PART I
Item 1.    Business

      PepsiCo, Inc. (the "Company") was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. Unless the context indicates otherwise, when used herein the term "PepsiCo" shall mean the Company and its various divisions and subsidiaries. PepsiCo is engaged in the following businesses: beverages, snack foods and restaurants. In January, 1997, the Company announced that it would pursue a plan to spin off its restaurant businesses, consisting of Pizza Hut, Taco Bell and KFC, to shareholders as an independent publicly traded company. In 1996, the Company decided to dispose of its non-core restaurant businesses.

Beverages

      PepsiCo's beverage business, which operates as Pepsi-Cola Company, is comprised of two business units: Pepsi-Cola North America ("PCNA"), and Pepsi-Cola Company International ("PCCI").

      PCNA manufactures and sells beverage products, primarily soft drinks and soft drink concentrates, in the United States and Canada. PCNA sells its concentrates to licensed bottlers ("Pepsi-Cola bottlers"). Under appointments from PepsiCo, bottlers manufacture, sell and distribute, within defined territories, soft drinks and syrups bearing trademarks owned by PepsiCo, including PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, SLICE, MUG, ALL SPORT and, within Canada, 7UP and DIET 7UP (the foregoing are sometimes referred to as "Pepsi-Cola beverages"). The Pepsi/Lipton Tea Partnership, a joint venture of PCNA and Lipton, develops and sells tea concentrate to Pepsi-Cola bottlers and develops and markets ready-to-drink tea products under the LIPTON trademark. Such products are distributed by Pepsi-Cola bottlers throughout the United States and Canada. Pepsi-Cola bottlers distribute single-serve sizes of OCEAN SPRAY juice products throughout the United States pursuant to a distribution agreement.

      Pepsi-Cola beverages are manufactured in approximately 175 plants located throughout the United States and Canada. PCNA operates approximately 65 plants, and manufactures, sells and distributes beverages throughout approximately 455 licensed territories, accounting for approximately 56% of the Pepsi-Cola beverages sold in the United States and Canada. Approximately 110 plants are operated by independent licensees or unconsolidated affiliates, which manufacture, sell and distribute approximately 44% of the Pepsi-Cola beverages sold in the United States and Canada. PCNA has a minority interest in 7 of these licensees, comprising approximately 70 licensed territories.

      PCCI manufactures and sells beverage products, primarily soft drinks and soft drink concentrates, outside the United States and Canada. PCCI sells its concentrates to Pepsi-Cola bottlers. Under appointments from PepsiCo, bottlers manufacture, sell and distribute, within defined territories, beverages bearing PEPSI-COLA, 7UP, MIRINDA, DIET PEPSI, PEPSI MAX, MOUNTAIN DEW, DIET 7UP and other trademarks. PCCI operates approximately 30 plants bottling PepsiCo beverage products. There are approximately 560 plants operated by independent licensees or unconsolidated affiliates, bottling PepsiCo's beverage products. These products are available in 191 countries and territories outside the United States and Canada. Principal international markets include Argentina, Brazil, China, Mexico, Saudi Arabia, Spain, Thailand and the United Kingdom.

      PCNA and PCCI make programs available to assist licensed bottlers in servicing markets, expanding operations and improving production methods and facilities. PCNA and PCCI also offer assistance to bottlers in the distribution, advertising and marketing of PepsiCo's beverage products and offer sales assistance through special merchandising and promotional programs and by training bottler personnel. PCNA and PCCI maintain control over the composition and quality of beverages sold under PepsiCo trademarks.

Snack Foods

      PepsiCo's snack food business,  which operates as The Frito-Lay Company,
is  comprised  of  Frito-Lay   North  America   ("Frito-Lay")   and  Frito-Lay
International ("FLI") (formerly known as PepsiCo Foods International).

      Frito-Lay manufactures and sells a varied line of salty snack foods throughout the United States and Canada, including LAY'S and RUFFLES brand potato chips, DORITOS and TOSTITOS brand tortilla chips, FRITOS brand corn chips, CHEE.TOS brand cheese flavored snacks, ROLD GOLD brand pretzels and SUNCHIPS brand multigrain snacks.

      Frito-Lay's products are transported from its manufacturing plants to major distribution centers, principally by company-owned trucks. Frito-Lay utilizes a "store-door-delivery" system, whereby its approximately 17,500 person sales force delivers the snacks directly to the store shelf. This system permits Frito-Lay to work closely with approximately 500,000 retail trade customers weekly and to be responsive to their needs. Frito-Lay believes this form of distribution is a valuable marketing tool and is essential for the proper distribution of products with a short shelf life.

      FLI's products are available in 81 countries outside the United States and Canada through company-owned facilities and unconsolidated affiliates. On most of the European continent, PepsiCo's snack food business consists of Snack Ventures Europe, a joint venture between PepsiCo and General Mills,
Inc., in which PepsiCo owns a 60% interest. FLI also sells a variety of snack food products which appeal to local tastes including, for example, WALKERS snack foods, which are sold in the United Kingdom, WEDEL sweet snacks, which are sold in Poland, and GAMESA cookies and ALEGRO sweet snacks, which are sold in Mexico. In addition, RUFFLES, CHEEoTOS, DORITOS, FRITOS and SUNCHIPS salty snack foods have been introduced to international markets. Principal international markets include Australia, Brazil, France, Mexico, the Netherlands, Poland, Spain and the United Kingdom.

RESTAURANTS

      PepsiCo's restaurant business principally consists of Pizza Hut North America ("PHNA"), Taco Bell North America ("TBNA"), KFC North America ("KFCNA") and PepsiCo Restaurants International ("PRI").

      PHNA is engaged principally in the operation, development, franchising and licensing of a system of casual full service family restaurants, delivery/carryout units and kiosks throughout the United States, Canada,
Guam and Saipan, operating under the name PIZZA HUT. The full service restaurants serve several varieties of pizza as well as pasta, salads and sandwiches. PHNA (through its subsidiaries and affiliates) operates approximately 4,800 PIZZA HUT restaurants, delivery/carryout units and other outlets in the United States and approximately 245 in Canada. Franchisees operate approximately 3,000 additional restaurants, delivery/carryout units and other outlets in the United States and approximately 165 in Canada, Guam and Saipan. Licensees operate approximately 1,000 kiosk outlets in the United States and approximately 155 kiosk outlets in Canada.

      TBNA is engaged principally in the operation, development, franchising and licensing of a system of fast-service restaurants serving carryout and dine-in moderately priced Mexican-style food, including tacos, burritos, taco salads and nachos, throughout the United States and Canada, operating under the name TACO BELL. TBNA (through its subsidiaries and affiliates) operates approximately 2,900 TACO BELL outlets in the United States and approximately 75 in Canada. Franchisees operate approximately 2,250 additional units in the United States. Licensees operate approximately 1,750 special concept outlets in the United States and approximately 35 in Canada.

      KFCNA is engaged principally in the operation, development, franchising and licensing of a system of carryout and dine-in restaurants featuring chicken throughout the United States and Canada, operating under the names KENTUCKY FRIED CHICKEN and/or KFC. KFCNA (through its subsidiaries and/or affiliates) operates approximately 2,000 restaurants in the United States and approximately 245 in Canada. Franchisees operate approximately 3,000 additional restaurants in the United States and approximately 570 in Canada. Licensees operate approximately 110 outlets in the United States and approximately 55 in Canada.

      PRI is engaged principally in the operation and development of casual dining and fast-service restaurants, delivery units and kiosks which sell PIZZA HUT, KFC and, to a lesser extent, TACO BELL products outside the
United States and Canada. PRI operates approximately 940 PIZZA HUT restaurants, delivery/carryout units and kiosks, franchisees operate approximately 1,550 units, and unconsolidated affiliates operate approximately 575 units. PIZZA HUT units are located in a total of 82 countries and territories outside of the United States and Canada. PRI also operates approximately 990 KFC restaurants and kiosks, franchisees operate approximately 2,500 restaurants and kiosks, and unconsolidated affiliates operate approximately 430 restaurants and kiosks. KFC units are located in 72 countries and territories outside of the United States and Canada. PRI also operates approximately 20 TACO BELL outlets, and franchisees and licensees operate approximately 75 outlets, in a total of 15 countries and territories outside of the United States and Canada. PRI's principal markets include Australia, Korea, Mexico, Puerto Rico, Spain, New Zealand and the United Kingdom.

      PepsiCo also owns and operates other restaurant concepts in the United States. PHNA operates approximately 155 D'ANGELO SANDWICH SHOPS, and franchisees and licensees operate approximately 55 additional outlets. TBNA also operates approximately 75 CHEVYS Mexican restaurants and approximately 70 CALIFORNIA PIZZA KITCHEN restaurants.

     PepsiCo Restaurant Services Group ("PRSG"), a new unit formed in 1996 which also includes the existing operations of PFS, PepsiCo's restaurant distribution operation, is responsible for the consolidation of many restaurant activities and furnishes food, supplies, equipment and services to approximately 16,000 company-operated, franchised and licensed PIZZA HUT, TACO BELL and KFC restaurants in the United States, Canada, Mexico and Poland. On January 23, 1997, the Company announced that it is exploring the possible sale of PFS.

COMPETITION

     All of PepsiCo's businesses are highly competitive. PepsiCo's beverages and snack foods compete in the United States and internationally with widely distributed products of a number of major companies that have plants in many of the areas PepsiCo serves, as well as with private label soft drinks and snack foods and with the products of local and regional manufacturers. PepsiCo's restaurants compete in the United States and internationally with other restaurants, restaurant chains, food outlets and home delivery operations. PRSG competes in the United States and internationally with other food distribution companies. For all of PepsiCo's industry segments, the main areas of competition are price, quality and variety of products, and customer service.

EMPLOYEES

     At December 28, 1996, PepsiCo employed, subject to seasonal variations, approximately 486,000 persons (including approximately 260,000 part-time employees), of whom approximately 335,000 (including approximately 200,000 part-time employees) were employed within the United States. PepsiCo believes that its relations with employees are generally good.

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

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

      PepsiCo owns numerous valuable trademarks which are essential to PepsiCo's worldwide businesses, including PEPSI-COLA, PEPSI, DIET PEPSI, PEPSI MAX, MOUNTAIN DEW, SLICE, MUG, ALL SPORT, 7UP and DIET 7UP (outside the United States), MIRINDA, FRITO-LAY, LAY'S, DORITOS, RUFFLES, TOSTITOS, FRITOS, CHEE.TOS, ROLD GOLD, SUNCHIPS, SANTITAS, SMARTFOOD, SABRITAS, WALKERS, PIZZA HUT, TACO BELL, KENTUCKY FRIED CHICKEN and KFC. Trademarks remain valid so long as they are used properly for identification purposes, and PepsiCo emphasizes correct use of its trademarks. PepsiCo has authorized (through licensing or franchise arrangements) the use of many of its trademarks in such contexts as Pepsi-Cola bottling appointments, snack food joint ventures and wholly-owned operations and Pizza Hut, Taco Bell and KFC franchise agreements. In addition, PepsiCo licenses the use of its trademarks on collateral products for the primary purpose of enhancing brand awareness.

      PepsiCo either owns or has licenses to use a number of patents which relate to certain of its products and the processes for their production and to the design and operation of various equipment used in its businesses. Some of these patents are licensed to others.

RESEARCH AND DEVELOPMENT

      PepsiCo expensed $115 million, $96 million and $152 million on research and development activities in 1996, 1995 and 1994, respectively.

ENVIRONMENTAL MATTERS

      PepsiCo continues to make expenditures in order to comply with federal, state, local and foreign environmental laws and regulations, which expenditures have not been material with respect to PepsiCo's capital expenditures, net income or competitive position.

BUSINESS SEGMENTS

      Information as to net sales, operating profits and identifiable assets for each of PepsiCo's industry segments and major geographic areas of operations, as well as capital spending, acquisitions and investments in unconsolidated affiliates, amortization of intangible assets and depreciation expense for each industry segment for 1996, 1995 and 1994 is contained in Item 8 "Financial Statements and Supplementary Data" in Note 19 on page F-30.

Item 2.    PROPERTIES

BEVERAGES

     PepsiCo's beverage segment operates approximately 110 plants throughout the world, of which approximately 100 are owned and 10 are leased, and unconsolidated affiliates operate approximately 110 plants. In addition, PepsiCo's beverage business operates approximately 370 warehouses or offices in the United States and Canada, of which approximately 260 are owned and approximately 110 are leased.

     PepsiCo owns a research and technical facility in Valhalla, New York, for its beverage businesses. PepsiCo also owns the headquarters facilities for its beverage businesses in Somers, New York.

SNACK FOODS

     Frito-Lay operates approximately 50 food manufacturing and processing plants in the United States and Canada, of which approximately 45 are owned and 5 are leased. In addition, Frito-Lay owns approximately 195 warehouses and distribution centers and leases approximately 50 warehouses and distribution centers for storage of food products in the United States and Canada. Approximately 1,600 smaller warehouses and storage spaces located throughout the United States and Canada are leased or owned. Frito-Lay owns its headquarters building and a research facility in Plano, Texas. Frito-Lay also leases offices in Dallas, Texas and leases or owns sales/regional offices throughout the United States. PepsiCo's snack food businesses also operate 70 plants and approximately 900 distribution centers, warehouses and offices outside of the United States and Canada.

RESTAURANTS

     Through PHNA, TBNA, KFCNA and PRI, PepsiCo owns approximately 3,400 and leases approximately 6,900 restaurants, delivery/carryout units and other outlets in the United States and Canada, and owns approximately 900 and leases approximately 1,000 additional units outside the United States and Canada. PIZZA HUT, TACO BELL and KFC restaurants in the United States which are not owned are generally leased for initial terms of 15 or 20 years, and generally have renewal options, while PIZZA HUT delivery/carryout units in the United States generally are leased for significantly shorter initial terms with shorter renewal options. Unconsolidated affiliates operate approximately 1,000 units outside the United States and Canada. PHNA owns and leases office facilities in Wichita, Kansas; Dallas, Texas; and other locations, some of which are shared with PFS. TBNA leases its corporate headquarters in Irvine, California. KFCNA owns a research facility and its corporate headquarters building in Louisville, Kentucky. PFS owns 1 and leases 21 distribution centers and 1 manufacturing plant in the United States. PFS owns 1 and leases 2 distribution centers outside of the United States.

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

ITEM 3.    LEGAL PROCEEDINGS

      PepsiCo  is  subject to  various  claims  and  contingencies  related to lawsuits,  taxes,  environmental  and other matters  arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already provided for, is not likely to have a material adverse effect on PepsiCo's annual results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company and their current positions and ages are as follows:

NAME                   POSITION                         AGE

Roger A. Enrico        Chairman of the Board and         52
                       Chief Executive Officer

Karl M. von der Heyden Vice Chairman of the Board        60
                       and Chief Financial Officer

Randall C. Barnes      Senior  Vice  President  and      45
                       Treasurer

Robert L. Carleton     Senior Vice President and         56
                       Controller

Edward V. Lahey, Jr.   Senior Vice President,            58
                       General Counsel and
                       Secretary

Indra K. Nooyi         Senior Vice President,            41
                       Strategic Planning

Steven S Reinemund     Chairman and Chief                48
                       Executive Officer of The
                       Frito-Lay Company

Craig E. Weatherup     Chairman and Chief                51
                       Executive Officer of
                       Pepsi-Cola Company

      Each of the above-named officers has been employed by PepsiCo in an executive capacity for at least five years except Indra K. Nooyi and Karl M. von der Heyden. Ms. Nooyi has held her current position at PepsiCo since 1994. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri. Information regarding Mr. von der Heyden's business experience during the past five years is set forth in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

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

      Shareholders - At year-end 1996, there were approximately 207,000 shareholders of record.

      Dividend Policy - Quarterly cash dividends are usually declared in November, January, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for 1997 are expected to be March 14, June 13, September 12 and December 12. Quarterly cash dividends have been paid since 1965, and dividends paid per share have increased for 24 consecutive years.

     Cash Dividends Declared Per Share (in cents): (See Note 1)

Quarter           1996               1995

1                 10                 9
2                 11 1/2             10
3                 11 1/2             10
4                 11 1/2             10
Total             44 1/2             39

      Stock Prices - The high, low and closing prices for a share of PepsiCo Capital Stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for each fiscal quarter of 1996 and 1995 were as follows (in dollars): (See Note 1)

1996              High        Low          Close
First Quarter     33 3/8      27 1/2       31 5/8
Second Quarter    34 1/2      29 11/16     33 1/8
Third Quarter     35 5/8      28 1/4       28 3/8
Fourth Quarter    32 7/8      28 1/8       29 5/8

1995              High        Low          Close
First Quarter     20 1/2      16 15/16     20 3/16
Second Quarter    24 1/2      19 1/2       23 5/16
Third Quarter     23 5/8      21 13/16     22 7/8
Fourth Quarter    29          23 1/8       27 15/16

Note 1: Cash dividends and stock prices have been adjusted to reflect the two-for-one stock split effective for shareholders of record at the close of business on May 10, 1996.

ITEM 6. SELECTED FINANCIAL DATA

      Included on pages F-44 through F-50.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION

MANAGEMENT'S ANALYSIS

INTRODUCTION
Management's Analysis is presented in four sections. The first section provides introductory comments, highlights items that significantly impact
comparability   of  reported   financial   information   and   provides   some
perspective  of our  operations  outside of the United  States  (pages  10-13).
The  second  section   analyzes  the  results  of   operations,   first  on  a
consolidated basis and then for each of our three industry segments (pages 13-31). The final two sections address our consolidated cash flows and financial condition, which also includes our Cautionary Statements (pages 31-36).

      As described in Note 1 to the Consolidated Financial Statements, we had a two-for-one stock split in 1996. All share data in Management's Analysis have been adjusted to reflect the stock split.

CHANGE IN SEGMENT REPORTING
Beginning in the fourth quarter of 1996, we changed the segment reporting which supports our Management's Analysis to more closely reflect how we manage the business. As a result, our beverages and snack foods segments are now reported on a North American basis (U.S. and Canada combined) and an International basis (all other international) while the restaurants segment continues to be reported on a U.S. and international basis. Also, the net sales and operating profit we report externally now generally match the net sales and operating profit our operating units report to our senior management. The operating profit reported on this "Management Basis" does not reflect items the operating units are not held accountable for, such as the $520 million initial impact of adopting Statement of Financial
Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1995 (see
Note 4). It also does not reflect insignificant allocations for corporate items directly attributable to the segments or exclude results from unconsolidated affiliates, both of which are required by Statement of Financial Accounting Standards No. 14 (SFAS 14), "Financial Reporting for Segments of a Business Enterprise." The Management Basis operating profit (page 19) includes a reconciliation to the operating profit disclosure required by SFAS 14, which is provided in Note 19. Prior year amounts and related management's analysis have been restated.

CERTAIN FACTORS AFFECTING COMPARABILITY
The following table summarizes items impacting comparability, which are described in Notes 2, 13 and 15. We believe the items included in the first section are so unusual and distortive that we do not include them when we evaluate the ongoing performances of our businesses.

($ in millions except                       Expense/(Income)
 per share amounts)             1996               1995             1994
                                ----               ----             -----
                                    Per                Per              Per
                              (a)   Share       (a)    Share       (a)  Share
UNUSUAL ITEMS AND             ---   -----       ---    ------      ---  -----
ACCOUNTING CHANGES
------------------
International beverages
  impairment,  disposal
  and other charges         $ 576    $ 0.33
Disposal   of  non-core
 U.S. restaurant businesses   246      0.12
Gain on stock  offering
  by an unconsolidated
  affiliate                                                      $(18)  $(0.01)
Accounting changes (b)
  SFAS 121                                      $520  $ 0.24
  SFAS 112                                                         84     0.03
  Pension assets                                                  (38)   (0.01)
                            -----     -----     ----  ------     ----   ------
                            $ 822    $ 0.45     $520  $ 0.24     $ 28   $ 0.01
                            -----     -----     ----  ------     ----   ------
OTHER ITEMS
-----------
Refranchising gains (c)     $(139)   $(0.05)    $(93) $(0.03)
Store closure costs            40      0.01       38    0.01      $10   $    -
                             ----      ----     ----    ----      ---   ------
 Net refranchising
  (gains)/ losses             (99)    (0.04)     (55)  (0.02)      10        -
 Reduced depreciation
  and amortization            (46)    (0.02)     (21)  (0.01)
Recurring restaurant
  impairment charges           62      0.03
Fifty-third week                                                  (54)   (0.02)
                             ----    ------     -----  ------     ---     ----
                            $ (83)   $(0.03)    $(76) $(0.03)    $(44)  $(0.02)
                             ====    ======     ====  ======     ====   ======
(a)   Pre-tax amounts.
(b) Initial impact of adopting SFAS 121 and cumulative effect of other accounting changes.
(c)   Included initial franchise fees.

INTERNATIONAL BUSINESSES
Excluding  the  $576  million  of  unusual  impairment,   disposal  and  other
charges, ongoing international operating profit (including Canada), as measured on the Management Basis, represented 10%, 24% and 20% of our consolidated operating profit in 1996, 1995 and 1994, respectively. The decline in 1996 reflected an operating loss in International beverages compared to an operating profit in 1995. The 4% growth in 1995 was slowed by Mexico, formerly our largest international market, where the Mexican peso devalued approximately 50% in late 1994 and early 1995. Consumer demand declined dramatically in response to declining real incomes, increased unemployment and price increases taken to offset rising costs.

Our efforts to stimulate demand, reduce costs and reduce capital spending resulted in only a modest decline in peso operating profit. However, on a U.S. dollar basis, 1995 sales, income and identifiable assets in Mexico declined dramatically, reflecting the unfavorable translation effect of the much weaker peso, as summarized below:

($ in millions except
per share amounts)

                                                       %
                      1995          1994           Decline
                      ----          ----           -------

Net sales           $1,228        $2,023               39
Net income          $   55        $  175               69
Net income  per
   share            $ 0.03        $ 0.11               73
Identifiable
   assets           $  637        $  995               36

RESULTS OF OPERATIONS

Volume is defined as the estimated effect on net sales and operating profit of the year-over-year change in company-owned Bottler Case Sales and concentrate unit sales in beverages, pound or kilo sales in snack foods and transaction counts in restaurants.

CONSOLIDATED REVIEW

NET SALES

                                                          % Growth Rates
                                                          --------------
($ in  millions)       1996        1995        1994      1996      1995
                       ----        ----        ----      ----      ----
Net sales           $31,645     $30,255     $28,351         5         7
------------------------------------------------------------------------------
Worldwide net sales rose $1.4 billion in 1996 reflecting higher effective net pricing (including the effect of product, package and country mix) in each of our three business segments and net volume gains of $592 million. The higher effective net pricing was partially offset by an unfavorable foreign currency exchange impact, primarily reflecting the weaker peso and the strengthening of the U.S. dollar compared to the Japanese yen. The volume gains were driven by worldwide snack foods and North American beverages, partially offset by declines at U.S. restaurants. The sales growth rate was reduced by 1 point as we reduced our ownership of the restaurant system through refranchising and closing underperforming restaurants, as described in Management's Analysis - Restaurants beginning on page 26.
     Worldwide net sales rose $1.9 billion or 7% in 1995. The fifty-third week in 1994 reduced worldwide net sales growth by approximately 2 points. The growth benefited from higher effective net pricing in International snack foods, driven by Mexico, and in North American beverages, primarily to help offset higher prices for packaging. These benefits were partially offset by the unfavorable currency translation impact of the weaker peso on International snack foods. Volume gains in worldwide snack foods and beverages added $934 million to net sales. Additional restaurant units contributed $623 million to sales growth.

COST OF SALES

($ in millions)             1996            1995          1994
                            ----            ----          ----
Cost of sales            $15,383         $14,886        $13,715
As a percent of net sales   48.6%           49.2%          48.4%

------------------------------------------------------------------------------
Cost of sales as a percent of net sales decreased .6 of a point in 1996 primarily due to lower raw materials costs in North American beverages coupled with the leveraging effect of the higher effective net pricing.
     The .8 of a point increase in cost of sales as a percent of net sales in 1995 was primarily due to higher packaging prices in North American beverages, the effect of which was partially mitigated by increased effective net pricing, and an unfavorable mix shift in International beverages sales from higher-margin concentrate to lower-margin packaged products. Cost of sales as a percent of net sales in International snack foods increased due to inflation-driven cost increases in Mexico, which were partially mitigated by price increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)


($ in millions)         1996         1995         1994
                        ----         ----         ----
SG&A                 $12,593      $11,546       $11,123
As a percent  of net
   sales                39.8%        38.2%         39.2%
------------------------------------------------------------------------------
SG&A  comprises  selling  and  distribution  expenses  (S&D),   advertising  and
marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income or loss from investments in unconsolidated affiliates. In 1996, A&M,

S&D and G&A all grew faster than net sales driving a 9% increase in SG&A, led by International beverages. Other income and expense included refranchising gains in excess of the costs of closing other restaurants (net refranchising gains) of $99 million, compared to $55 million in 1995. In addition, 1996 included recurring SFAS 121 noncash impairment charges of $62 million related to restaurants. Losses from our unconsolidated affiliates, compared to earnings a year ago, primarily reflected our share of operating losses from Buenos Aires Embotelladora S.A. (BAESA). BAESA is one of our bottling joint ventures in Latin America.
     In 1995, SG&A grew 4% due to A&M, S&D and G&A all growing at a slower rate than sales. The slower spending was driven by worldwide beverages and U.S. restaurants. G&A in worldwide beverages benefited from International cost containment initiatives, savings in North American beverages from a 1994 reorganization and leverage from the increased effective net pricing in North American beverages. Other income benefited from net refranchising gains of $55 million, compared to store closure costs of $10 million in 1994 and a gain on the sale of an International bottling plant in 1995.

AMORTIZATION OF INTANGIBLE ASSETS declined 5% in 1996 to $301 million as a result of the reduced carrying amount of intangible assets in connection with the 1995 adoption of SFAS 121 (see Note 4), but increased 1% to $316 million in 1995. This noncash expense reduced net income per share by $0.14 in 1996 and $0.15 in 1995.

UNUSUAL IMPAIRMENT, DISPOSAL AND OTHER CHARGES of $822 million ($716 million after-tax or $0.45 per share) in 1996 were associated with International beverages ($576 million) and the decision to dispose of our non-core U.S. restaurant businesses ($246 million). See Note 3.
     The 1995 charge of $520 million ($384 million after-tax or $0.24 per share) was the initial, noncash impairment charge upon adoption of SFAS 121. See Note 4.

OPERATING PROFIT

                                               % Growth Rates
                                               --------------

($ in millions)    1996       1995     1994     1996    1995
                   ----       ----     ----     ----    ----

Operating
Profit
 Reported        $2,546     $2,987   $3,201     (15)      (7)
 Ongoing*        $3,368     $3,507   $3,201      (4)      10

     * Excluded the unusual impairment, disposal and other charges in 1996 and 1995 (see Note 3).
------------------------------------------------------------------------------
     In 1996, reported operating profit declined $441 million. Ongoing operating profit decreased $139 million, primarily due to a combined segment operating profit decrease of $95 million or 3%. The decline reflected increased costs in excess of higher effective net pricing in International beverages and North American snack foods and unfavorable currency translation impacts, partially offset by the $177 million of volume gains. Also included in the segment operating profit results were reduced depreciation and amortization expense of $46 million as a result of the reduced carrying amount of assets in connection with the adoption of SFAS 121, and $99 million of net refranchising gains in 1996 compared to $55 million in 1995, partially offset by the recurring SFAS 121 noncash impairment charge of $62 million in 1996. Ongoing operating profit growth was also hampered by increased net corporate costs.
     In 1995, reported operating profit declined $214 million. Ongoing operating profit increased $306 million or 10%. The fifty-third week in 1994 reduced the operating profit growth by approximately 2 points. The profit growth was driven by combined segment operating profit growth of $283 million or 8%, which reflected volume growth of $283 million ($430 million excluding the impact of the fifty-third week) and $76 million due to net additional restaurant units. These advances were partially offset by net unfavorable currency translation impacts, primarily related to the peso. The benefit of higher effective net pricing for all segments combined was almost entirely offset by increased product and operating costs, primarily in Mexico, and higher packaging prices in North American beverages. Ongoing operating profit growth benefited from reduced net corporate costs.

GAIN ON STOCK  OFFERING  BY AN  UNCONSOLIDATED  AFFILIATE  of $18  million  ($17 million after-tax or $0.01 per share) in 1994 related to the public share offering by BAESA. See Note 17.

INTEREST EXPENSE, NET

                                                 % Growth Rates
                                                 --------------
($ in millions)      1996     1995      1994      1996    1995
                     ----     ----      ----      ----    ----
Interest expense    $(600)   $(682)    $(645)      (12)      6
Interest income       101      127        90       (20)     41
                    -----      ---     -----
Interest expense,
  net               $(499)   $(555)    $(555)      (10)      -
                    =====    =====     =====
-------------------------------------------------------------------------------

Interest expense, net, declined 10% in 1996 reflecting lower international debt levels and U.S. interest rates.
      Interest expense, net in 1995 was even with 1994, reflecting the net impact of higher average interest rates offset by lower average borrowings.


PROVISION FOR INCOME TAXES


($ in millions)              1996         1995         1994
                             ----         ----         ----
Reported
  Provision for
   Income Taxes              $ 898        $ 826        $ 880
  Effective Tax Rate          43.9%        34.0%        33.0%

Ongoing*
  Provision for
    Income Taxes             $1,004       $ 962        $ 880
  Effective Tax Rate           35.0%       32.6%        33.0%

* Excluded the unusual impairment, disposal and other charges in 1996 and 1995 (see Note 3).
------------------------------------------------------------------------------
Our 1996 reported effective tax rate increased 9.9 points to 43.9%, driven by the low tax benefits associated with the unusual impairment, disposal and other charges. Our 1996 ongoing effective tax rate increased 2.4 points to 35.0%, primarily reflecting lower benefits in 1996 from the current year resolution of certain prior years audit issues and a decline in lower-taxed foreign income coupled with an increase in foreign losses with low tax benefits.

      Our 1995 reported effective tax rate increased 1 point to 34.0%. Our 1995 ongoing effective tax rate declined slightly, reflecting benefits from the current year resolution of certain prior years audit issues. These benefits were partially offset by a higher foreign effective tax rate, primarily due to a provision in 1993 U.S. tax legislation and a decrease in the proportion of income taxed at lower foreign rates. The legislation limited the U.S. tax credit on income we earned in Puerto Rico to 60% of the amount allowed under the previous tax law beginning on December 1, 1994. The legislation further reduces the limit ratably over the following four years to 40%. This provision reduced our 1995 earnings by $58 million or $0.04 per share.

INCOME AND INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES


($ in  millions                                  % Growth Rates
 except per share amounts)                       ---------------
                       1996    1995      1994      1996    1995
                       ----    ----      ----      ----    ----
Reported
  Income             $1,149  $1,606    $1,784       (28)    (10)
  Income Per
     Share           $ 0.72  $ 1.00    $ 1.11       (28)    (10)

Ongoing*
  Income             $1,865  $1,990    $1,767        (6)     13
  Income Per
     Share           $ 1.17  $ 1.24    $ 1.10        (6)     13

 * Excluded the unusual impairment, disposal and other charges in 1996 and 1995 (see Note 3) and the 1994 BAESA gain (see Note 17).

    INDUSTRY SEGMENTS - MANAGEMENT BASIS

--------------------------------------------------------------------------------
 ($ in millions)  Growth Rate
                  1991-1996(a)      1996     1995      1994      1993      1992
--------------------------------------------------------------------------------
NET SALES
Beverages

 North America(b)     7%         $ 7,725  $ 7,400   $ 7,031   $ 6,404   $ 5,932
 International       15%           2,799    2,982     2,535     2,148     1,589
                                 -------   ------   -------   -------   -------
                      9%          10,524   10,382     9,566     8,552     7,521
                                 -------  -------   -------   -------   -------
Snack Foods

 North America(b)    12%           6,618    5,863     5,356     4,674     3,922
 International       15%           3,062    2,682     2,908     2,353     2,210
                                   -----    -----     -----     -----     -----
                     13%           9,680    8,545     8,264     7,027     6,132
                                   -----    -----     -----     -----     -----

Restaurants
 U.S.                 8%           9,110    9,206     8,696     8,025     7,112
 International       22%           2,331    2,122     1,825     1,331     1,120
                                   -----    -----     -----     -----     -----
                     10%          11,441   11,328    10,521     9,356     8,232
                                  ------   ------    ------     -----     -----

Combined Segments    10%         $31,645  $30,255   $28,351   $24,935   $21,885
                                 -------  -------   -------   -------   -------


OPERATING PROFIT(c)
Beverages
 North America(b)    12%         $1,428   $1,249    $1,115    $1,019      $ 759
 International       NM            (846)     117       136        97         45
                                 ------   ------    ------    ------      -----
                      6%            582    1,366     1,251     1,116        804
                                 ------   ------    ------     -----      -----
Snack Foods
 North America(b)    13%          1,286    1,149     1,043       914        762
 International       12%            346      301       354       285        221
                                 ------    -----   -------     -----      -----
                     13%          1,632    1,450     1,397     1,199        983
                                  -----    -----    ------     -----      -----
Restaurants
 U.S.                 4%            370      726       637       682        594
 International        7%            153      112        86       109        134
                                 ------    -----    ------     -----      -----
                      4%            523      838       723       791        728
                                 ------   ------    ------     -----      -----
Combined Segments -
  Management Basis    8%          2,737    3,654     3,371     3,106      2,515
Adjustments                      ------   ------    ------    ------      -----
 Equity (income)/loss               266      (14)      (38)      (30)       (40)
 Initial impact of impairment
   accounting change (SFAS 121)             (520)
 Gain on stock offering
   by unconsolidated affiliate                         (18)
 Other(d)                             6       51         9         1         27
                                 ------    ------    ------   ------     ------
Total Adjustments                   272     (483)      (47)      (29)       (13)
                                 ------    ------     -----   ------     ------
Combined Segments -
  SFAS 14 Basis(e)   10%         $3,009   $3,171    $3,324    $3,077     $2,502
                                =======   ======    ======    ======     ======

(a) Five-year compounded annual growth rate. Operating profit growth rates excluded the impacts of the unusual impairment, disposal and other charges in 1996 affecting International beverages ($576) and U.S. restaurants ($246) (see Note 3) and the 1991 unusual charges of $170 to streamline operations of North American snack foods ($91), U.S. restaurants ($43) and International snack foods ($36).
(b)   North America is composed of operations in the U.S. and Canada.
(c) The amounts for the years 1992-1996 represent reported amounts. See Note 19 - Items Affecting Comparability for 1996, 1995 and 1994. In addition, 1995 segment operating profit on the Management Basis excluded the $520 charge for the initial, noncash impact of adopting SFAS 121, 1994 International beverages included an $18 gain on a stock offering by BAESA and 1992 included $193 of unusual charges to reorganize and streamline operations of North American beverages ($115), International beverages ($30) and certain International snack foods operations ($48).
(d) Adjustments directly allocable to industry segments but reported in Corporate.
(e)   Operating  profit as defined by SFAS 14 and as  disclosed  in Note
      19.

NM - Not Meaningful.

Industry Segments

Beverages

                                                    % Growth Rates
                                                    --------------
($ in millions)       1996        1995     1994      1996    1995
                      ----        ----     ----      ----    ----
Net Sales
  North America    $ 7,725      $ 7,400   $7,031        4       5
  International      2,799        2,982    2,535       (6)     18
                     -----      -------  -------
                   $10,524      $10,382   $9,566        1       9
                   =======      =======  =======

Operating Profit
 Reported
  North America    $ 1,428      $ 1,249   $1,115        14      12
  International       (846)         117      136        NM     (14)
                    ------       ------    -----
                   $   582      $ 1,366   $1,251       (57)      9
                    ======      =======   ======


 Ongoing*
  North America    $ 1,428      $ 1,249   $1,115        14      12
  International       (270)         117      118        NM      (1)
                   -------       ------   ------
                   $ 1,158      $ 1,366   $1,233       (15)     11
                   =======       ======   ======

* Excluded unusual International impairment, disposal and other charges of $576 in 1996 (see Note 3) and a BAESA gain of $18 in 1994 (see Note 17).
NM - Not Meaningful
___________________________________________________________________________
[Note: Unless otherwise noted, net sales and operating profit comparisons within the following discussions are based on ongoing operating profit and include the impact of the fifty-third week in 1994 (see Notes 2 and 19).]

System bottler case sales (BCS) of Pepsi Corporate brands is our standard volume measure. It represents company-owned brands as well as brands we have the right to produce, distribute and market nationally, and includes sales of packaged products and fountain syrup by company-owned and franchised bottlers. BCS was not impacted by the fifty-third week in 1994 because it is measured on a calendar year basis.

                                1996 vs. 1995
North America
-------------
Sales in North America rose $325 million. The gain reflected volume growth of $215 million, led by carbonated soft drink (CSD) products, and higher effective net pricing.
      North American BCS increased 4%, with solid increases in Brand Pepsi and the Mountain Dew brand. Alternative beverages, led by Aquafina bottled water and Hawaiian Punch fountain syrup, grew at a double-digit rate.

     Profit in North America increased $179 million. The growth reflected volume gains of $117 million, lower product costs and the higher effective net pricing. Advertising and marketing expenses grew significantly faster than sales, primarily due to the Pepsi Stuff promotion. Selling and distribution expense grew at the same rate as sales and volume. Profit growth was aided by lapping charges taken in 1995, primarily for losses on supply contracts, take-or-pay co-packing penalties and a write-down of excess co-packing assets. A 1996 gain on the sale of an investment in a bottling cooperative and a 1996 settlement with a supplier for purchases made in prior years also helped profit growth.
     Benefits of approximately $130 million related to the 1992 U.S. restructuring were achieved in 1996 due to the centralization of purchasing and improved administrative and business processes. Benefits are expected to grow until fully realized in 1998, when they are expected to be about $145 million annually. All benefits from the restructuring will continue to be reinvested in the business to strengthen our competitive position.

International
-------------
Our new strategy for International beverages is to focus on building our core business in markets in which we are already strong and in emerging markets where we believe the competitive playing field is essentially level. As a result, we took a restructuring charge of $122 million, which is described in Note 3.
Almost all of the charge is expected to be paid by the end of 1997. The restructuring is expected to generate about $50 million in savings in 1997, and about $80 million a year thereafter. See Cautionary Statements beginning on page
35. In addition, a largely noncash charge of $454 million was recognized in 1996 related to the impairment of certain investments in unconsolidated affiliates ($216 million), concentrate-related assets ($129 million), assets not related to the core International beverage business ($69 million) and our share of the unusual charges recorded by BAESA for restructuring actions and noncash accounting charges ($40 million).
     International sales declined $183 million, primarily due to unfavorable currency translation impacts and lower volume of $41 million. The volume decline reflected lower concentrate shipments to franchisees, partially offset by higher packaged product sales to retailers.
     International BCS decreased 2%. Excluding the fourth quarter impact of the unexpected loss of our Venezuelan bottler in August 1996, BCS declined 1%. A single-digit decline in Latin America was partially offset by strong double-digit growth in China and India.
     International beverages reported operating losses of $846 million or a decline of $963 million. Excluding the unusual charges, International beverages reported an ongoing operating loss of $270 million or a decline of $387 million. The ongoing operating loss reflected broad-based increases in advertising and marketing expenses, higher-than-normal expenses from fourth quarter balance sheet adjustments and actions, increased net losses from our unconsolidated affiliates and a volume decline of $41 million. The increased net losses from our unconsolidated affiliates was driven by our 24% equity share of BAESA's operating losses.

                                1995 vs. 1994

North America
-------------
Sales in North  America  rose $369  million  or 5%.  The  fifty-third  week in
1994 reduced the sales growth by approximately 2 points. The sales growth reflected higher effective net pricing on most CSD packages, primarily in response to significantly higher packaging prices. Sales growth also benefited from increased volume, which contributed $92 million.
      North American BCS increased 4%, reflecting double-digit growth in the Mountain Dew brand, solid increases in Brand Pepsi and strong double-digit growth in alternative beverages, led by Lipton brand tea and the All Sport brand.
      North American profit increased $134 million or 12%. The fifty-third week in 1994 reduced the operating profit growth by approximately 2 points. Profit growth reflected the higher effective net pricing on CSD packages and concentrate which exceeded the increased packaging costs. Volume gains, driven by packaged products, contributed $46 million ($104 million excluding the impact of the fifty-third week) to the profit growth. Administrative expenses declined, reflecting savings from a 1994 consolidation of headquarters and field operations in the U.S. Selling and distribution expenses declined as a percentage of sales, in part reflecting higher pricing. Advertising and marketing expenses decreased, reflecting a reallocation of funds to support promotional discounts in the fountain channel, which is classified as a reduction of sales. In the aggregate, advertising and marketing expenses and fountain discounts was about even with the prior year.
      In 1995, North America continued to execute actions related to the 1992 U.S. restructuring. Benefits in 1995 were offset by incremental costs associated with the continued development and implementation of the restructuring. Net benefits of approximately $130 million were expected to begin to be realized in 1996 and to increase annually until fully realized in 1998.

International
-------------
International sales rose $447 million or 18%. The fifty-third week in 1994 reduced the sales growth by approximately 1 point. Start-up operations, principally in Eastern Europe, and net acquisitions, primarily of bottling operations in Asia, together contributed 5 points to the sales growth. Sales growth also benefited from volume advances of $205 million and higher effective net pricing.
      International BCS grew 8%. This advance reflected broad-based growth partially offset by declines in Mexico, our largest International BCS market, and Argentina, both of which had adverse economic conditions.
      International beverages reported a profit decrease of $19 million or 14%. Ongoing operating profit declined $1 million or 1%. The fifty-third week in 1994 reduced the ongoing operating profit decline by approximately 2 points. The slight decline in ongoing operating profit primarily reflected significantly weaker results in Mexico (discussed below). Excluding Mexico, ongoing operating profit increased $64 million or 44%, reflecting increased volume, primarily concentrate, of $58 million and the higher effective net pricing, partially offset by higher field operating costs and increased headquarters expenses. Profit was also aided by a gain on the sale of a bottling plant.

     As discussed in Management's Analysis - International Businesses on page 13, results in Mexico were adversely impacted by economic difficulties resulting from the significant devaluation of the peso. Net sales in Mexico declined 37%, while 1995 operating results declined to a $27 million operating loss, including losses of $12 million from unconsolidated affiliates formed in 1995, compared to a $38 million operating profit in 1994.

Snack Foods
-----------
                                              % Growth Rates
                                              --------------
($ in millions)   1996      1995      1994     1996    1995
                  ----      ----      ----     ----    ----
Net Sales
  North America $6,618     $5,863    $5,356     13        9
  International  3,062      2,682     2,908     14       (8)
                ------      -----     -----
                $9,680     $8,545    $8,264     13        3
                ======     ======    ======

Operating
Profit
  North America $1,286     $1,149    $1,043     12       10
  International    346        301       354     15      (15)
                ------     ------    ------
                $1,632     $1,450    $1,397     13        4
                ======     ======    ======

_______________________________________________________________________________
[Note: Net sales and operating profit comparisons within the 1995 vs. 1994 discussions include the impact of the fifty-third week in 1994 (see Notes 2 and 19), while pound or kilo growth have been adjusted to exclude its impact.]

                                1996 vs. 1995
North America
-------------
     Sales in North America grew $755 million. The sales increase reflected strong volume growth of $495 million and higher effective net pricing across all core brands in late 1995 and late 1996. Volume grew in almost all core brands with low-fat and no-fat snacks accounting for over 45% of the sales growth.
     Pound volume in North America advanced 9%, reflecting exceptional performance from the low-fat and no-fat categories. These categories contributed over 45% of the total pound growth, led by Baked Lay's brand potato crisps. Core brands, excluding their low-fat and no-fat versions, had mid-single-digit growth led by double-digit growth in Lay's brand potato chips and strong double-digit growth in Tostitos brand tortilla chips.
     Profit in North America grew $137 million. The profit increase reflected the volume growth, which contributed $224 million, and the higher effective net pricing, which exceeded increased promotional price allowances and merchandising support. The growth rate of promotional price allowances moderated in the fourth quarter. These gains were partially offset by higher operating and manufacturing costs and increased administrative expenses. The increased operating costs reflected increased selling and distribution and advertising expenses. Selling and distribution expenses and manufacturing costs both reflected higher capacity costs and some inefficiencies incurred to capture the volume opportunities created when Anheuser-Busch exited the salty snack food business. These inefficiencies began to moderate in the fourth quarter. Operating expenses grew faster than sales for the year. The increase in operating expenses coupled with higher administrative expenses, partially reflected investment spending to sustain strong volume growth. This increased investment spending, including costs of developing and testing new products, was partially offset by a gain on the sale of a non-core business.

International
-------------
International sales increased $380 million. The sales increase reflected inflation-based pricing increases in Mexico and volume growth of $157 million, partially offset by an unfavorable currency translation impact, led by the peso.
     International kilo growth is reported on a systemwide basis, which includes both consolidated businesses and unconsolidated affiliates operating for at least one year. Salty snack kilos rose 8%, reflecting double-digit growth at Sabritas in Mexico and strong single-digit growth by Walkers in the U.K., our two largest salty snack businesses. Sweet snack kilos declined 2%, led by a single-digit decline at Gamesa in Mexico, due to market-wide contraction and a double-digit decline at Alegro, the sweet snack division of Sabritas.
     International operating profit increased $45 million. The increase reflected higher effective net pricing in advance of inflation-driven product and operating cost increases, primarily in Mexico, and the increased volumes of $28 million. These gains were partially offset by increased administrative expenses and the net unfavorable currency translation impact. Advertising and marketing expenses increased, partially reflecting investment in global advertising and design.
     Beginning in 1997, we will categorize Mexico as highly inflationary and, therefore, the U.S. dollar will be the functional currency. Although difficult to estimate, we expect the 1997 reported results of our Sabritas and Gamesa operations to be slightly lower than what they would have been had we retained the peso as our functional currency. See Cautionary Statements beginning on page 35.

                                1995 vs. 1994
North America
-------------
Sales in North America grew $507 million or 9%. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The increase reflected volume growth of $427 million and higher pricing across all core brands. Volume grew in almost all core brands, with low-fat and no-fat snacks accounting for almost 45% of the total sales growth.
     Pound volume in North America advanced 11%, reflecting exceptional performance from the low-fat and no-fat categories. These categories contributed almost 45% of the total pound growth, led by Rold Gold brand pretzels and Baked Tostitos brand tortilla chips. Core brands, excluding their low-fat and no-fat versions, had solid single-digit growth, led by Doritos brand tortilla chips and Lay's brand potato chips.
     Profit in North America grew $106 million or 10%. The fifty-third week in 1994 reduced the profit growth by approximately 3 points. The profit increase reflected strong volume growth, which contributed $196 million ($247 million excluding the impact of the fifty-third week), and higher pricing that exceeded increased promotional price allowances and merchandising support. This growth was partially offset by increased operating costs, driven by higher selling, distribution and administrative expenses and increased marketing investment to promote strong volume momentum. Selling and distribution expenses grew at about the same rate as sales, while advertising and marketing costs grew slower than sales. The higher administrative expenses reflected investment spending to maintain volume growth, including new manufacturing and delivery systems. The profit growth was also hampered by higher manufacturing costs, reflecting increased capacity costs and an unfavorable sales mix shift to lower-margin value-oriented packages.

International
-------------
As discussed in Management's Analysis - International Businesses on page 13, 1995 results in Mexico were adversely impacted by economic difficulties resulting from the significant devaluation of the peso. This effect was particularly dramatic on International snack foods results as Mexico represented almost 75% of its 1994 operating profit. Net sales in Mexico declined 39% in 1995, while operating profit declined $113 million or 44% to $142 million. As a result, Mexico represented about half of 1995 International snack foods profit. Since the change in results of Mexico had such a distortive effect on International results, the following net sales and operating profit discussions exclude the effects of Mexico where noted.
     International sales decreased $226 million or 8%. Excluding Mexico, sales grew more than 35%; the fifty-third week in 1994 reduced the sales growth by approximately 3 points. This growth reflected increased volumes of $272 million, a favorable mix shift to higher-priced packages and products and acquisitions, which contributed $43 million.
     Salty snack kilos rose 10%, reflecting strong double-digit volume growth in Brazil, the U.K. and our joint ventures in the Netherlands and Spain. Sweet snack kilos grew 12%, led by a double-digit advance at Gamesa.
     International operating profit decreased $53 million. The fifty-third week in 1994 had no effect on operating profit. The principal cause of the decrease in operating profit was the economic difficulties in Mexico. Excluding Mexico, operating profit increased $58 million or 58%. The fifty-third week in 1994 reduced this profit growth by approximately 2 points. Profit growth reflected the favorable mix shift to higher-priced packages and products and increased volumes of $45 million, partially offset by higher manufacturing costs and increased administrative expenses.


RESTAURANTS
-----------
An update to our restaurant strategy is provided to set the context of the operating results discussion beginning on page 29.

STRATEGY UPDATE
---------------
In January 1997, we announced that we would pursue a plan to spin off our core restaurant businesses to our shareholders as an independent publicly-traded company. The new company will include both the U.S. and international operations of Pizza Hut, Taco Bell and KFC. We are exploring the possibility of selling PepsiCo Food Systems (PFS), our restaurant distribution operation. In the first quarter of 1996, we recorded a $26 million charge related to a decision to dispose of Hot 'n Now (HNN). In the fourth quarter, we recognized an impairment loss of $220 million as a result of our decision to sell our remaining non-core U.S. restaurant businesses which include California Pizza Kitchen (CPK), Chevys, D'Angelo Sandwich Shops (D'Angelo) and East Side Mario's (ESM). We reduced our investments in these businesses to estimated fair market value, less costs to sell. Estimated fair market value was based primarily upon the opinion of an investment banking firm. See Notes 3 and 4 and Cautionary Statements beginning on page 35.

      In addition, we will continue to execute the strategy we initiated two years ago to reduce our percentage ownership in our restaurant businesses by selling company-operated restaurants to franchisees (refranchising) and closing underperforming units. Although this refranchising strategy reduces reported sales, it improves restaurants returns and profit by eliminating capital investment in stores while generating a franchise royalty revenue stream which, in some cases, exceeds the profit we had earned from the stores prior to refranchising. In addition, margins benefit from the closing of underperforming stores in the company-operated portfolio. Operating profit and cash flows benefit from the one-time refranchising gains (including initial franchise fees). Our restaurant companies have usually remained contingently liable for restaurant leases assigned as part of the refranchising activity; however, we believe any risk of loss under these assignments would not be material.

                           Restaurant Unit Activity
                      Company-Operated and Joint Venture
                      ----------------------------------


                             U.S.      International  Worldwide
                             ----      -------------  ---------

December 31, 1994           10,500           3,119       13,619
 New Builds &
  Acquisitions                 427             347          774
 Refranchising &
  Licensing                   (302)            (12)        (314)
 Closures                     (272)            (40)        (312)
                             -----            ----        -----
December 30, 1995*          10,353           3,414       13,767
 New Builds &
  Acquisitions                 213             241          454
 Refranchising &
  Licensing                   (605)            (50)        (655)
 Transfers                      (5)              -           (5)
 Closures                     (294)            (85)        (379)
                             -----           -----       ------
December 28, 1996**          9,662           3,520       13,182
                             =====           =====       ======

Units as a percent of
  the total system
 December 31, 1994             54%            42%          51%
 December 30, 1995             51%            42%          49%
 December 28, 1996             46%            41%          45%
--------------------------------------------------------------------------------

* As of year-end 1995, closure costs had been recorded for 185 units (141-U.S., 44-international) which were expected to be closed in the future.

** As of year-end 1996, closure costs had been recorded for 270 units (249-U.S., 21-international) which were expected to be closed in the future.
--------------------------------------------------------------------------------

      As a result of the unit activity, coupled with net new points of distribution added by our franchisees and licensees, our overall ownership percentage of total system units declined 4 points to 45% at year-end 1996 and 2 points to 49% at year-end 1995, driven by declines in the U.S. Total system units grew 4% and 6% in 1996 and 1995, respectively.

      Refranchising and closures affected worldwide restaurants operating profit as follows:

($ in millions)                   1996       1995      1994
                                  ----       ----      ----
U.S.
----
Refranchising gains              $134       $ 89       $  -
Store closure costs               (45)       (26)       (10)
                                  ---        ---        ---
Net refranchising
    gains/(losses)               $ 89       $ 63       $(10)

International
-------------
Refranchising gains              $  5       $  4
Store closure costs                 5        (12)
                                 ----        ---
 Net refranchising
   gains/(losses)                $ 10       $ (8)

Worldwide
---------
Refranchising gains              $139       $ 93       $  -
Store closure costs               (40)       (38)       (10)
                                 ----       ----       ----
  Net refranchising
gains/(losses)                   $ 99       $ 55       $(10)
                                 ====       ====       ====

      In 1997, the refranchising program will be expanded at Pizza Hut U.S., Taco Bell U.S. and international restaurants and will also be extended to include KFC U.S. restaurants. See Cautionary Statements beginning on page 35.

OPERATING RESULTS
-----------------
      The operating results presented below include Pizza Hut, Taco Bell and KFC in both the U.S. and international results. In addition, U.S. results include PFS as well as CPK, Chevys, D'Angelo, ESM and HNN.

                                                    % Growth Rates
                                                    --------------

($ in millions)       1996         1995     1994    1996      1995
                      ----         ----     ----    ----      ----
Net Sales
  U.S.             $ 9,110      $ 9,206  $ 8,696      (1)        6
  International      2,331        2,122    1,825      10        16
                   -------      -------  -------
                   $11,441      $11,328  $10,521       1         8
                   =======      =======  =======
Operating Profit
 Reported
  U.S.             $   370      $   726  $   637     (49)       14
  International        153          112       86      37        30
                   -------      -------  -------
                   $   523      $   838  $   723     (38)       16
                   =======      =======  =======
 Ongoing*
  U.S.             $   616      $   726  $   637    (15)       14
  International        153          112       86     37        30
                   -------      -------     ----
                   $   769      $   838  $   723     (8)       16
                   =======       ======    =====

*Excluded $246 of charges related to the disposal of our non-core U.S. restaurant businesses (see Note 3).
--------------------------------------------------------------------------------
[Note: Net sales and operating profit comparisons within the following discussions include the impact of the fifty-third week in 1994 (see Notes 2 and 19), while same store sales growth has been adjusted to exclude its impact.]

                                1996 vs. 1995
U.S.
----
Net sales  decreased $96 million.  The decrease was driven by volume  declines
of  $286  million,   partially   due  to  lapping  the  second   quarter  1995
introduction of Stuffed Crust pizza, and the unfavorable impact of fewer company units of $272 million. These declines were partially offset by higher effective net pricing and the consolidation of CPK at the end of the second quarter of 1996. Same store sales decreased 4% and 2% at Pizza Hut and Taco Bell, respectively, reflecting fewer transaction counts. KFC's same store sales increased 6% due primarily to the impact of new products such as Tender Roast Chicken, Colonel's Crispy Strips and Chunky Chicken Pot Pies.
      Reported operating profit declined $356 million. Ongoing operating profit decreased $110 million because of higher store operating costs, a volume  decrease of $166 million and  recurring  noncash  SFAS 121  impairment
charges  of  $54  million.   The  higher  store   operating   costs  reflected
increased labor and food costs, partially offset by reduced depreciation and amortization expense of $30 million in connection with the adoption of SFAS
121. The above effects were partially offset by the higher effective net pricing which exceeded the increased store operating costs, and by a net refranchising gain of $89 million in 1996 compared to $63 million in 1995.

INTERNATIONAL
-------------
International sales increased $209 million, driven by the favorable impact of net additional company units of $112 million, higher effective net pricing and increased volumes, which contributed $52 million.
     Operating profit increased $41 million, reflecting the higher effective net pricing, a net refranchising gain in 1996 of $10 million compared to a net refranchising loss in 1995 of $8 million, $18 million due to net additional company units and increased volumes of $15 million. These benefits were partially offset by higher store operating costs, increased administrative and support costs and an $8 million recurring noncash SFAS 121 impairment charge. The higher store operating costs, which exceeded the higher effective net pricing, primarily reflected increased food prices and higher labor costs and advertising expenses. These increased store operating costs were partially offset by reduced depreciation and amortization expense of $10 million in connection with the adoption of SFAS 121. The profit growth also benefited from increased equity income.

                                1995 vs. 1994

U.S.
----
     Net sales increased $510 million or 6%. The fifty-third week in 1994 reduced the sales growth by approximately 1 point. The sales growth reflected $378 million from net additional company units and higher effective net pricing, partially offset by $52 million of volume declines. Same store sales increased 4% and 7% at Pizza Hut and KFC, respectively, driven by new products. Taco Bell's same store sales declined 4% due to fewer transaction counts.
     Operating profit grew $89 million or 14%. The fifty-third week in 1994 reduced the profit growth by approximately 5 points. The growth included a net refranchising gain of $63 million in 1995 as well as $12 million for the write-off of costs associated with sites that will not be developed (undeveloped sites). This compared to $10 million of store closure costs and $6 million of undeveloped site costs in 1994. Profit growth was also aided by the net additional company units, which contributed $54 million, and lower depreciation and amortization expense of $11 million in connection with the adoption of SFAS
121. These benefits were partially offset by the lower volumes of $27 million ($24 million excluding the impact of the fifty-third week) and increased overhead costs, primarily due to a $17 million charge in 1995 to move Pizza Hut's U.S. headquarters from Wichita to Dallas.

INTERNATIONAL
-------------
International net sales increased $297 million or 16%. The fifty-third week in 1994 reduced the sales growth by approximately 2 points. The sales increase primarily reflected additional units of $244 million. International operating profit increased $26 million or 30%. The fifty-third week in 1994 reduced the operating profit growth rate by approximately 5 points. The increased profit reflected higher effective net pricing and net additional company units that contributed

$22 million. It also reflected reduced depreciation and amortization expense of $6 million as a result of the 1995 adoption of SFAS 121. These gains were partially offset by higher store operating costs, increased administrative and support costs and a $17 million reduction in volume ($14 million excluding the impact of the fifty-third week). Profit growth was also hampered by $8 million of net refranchising losses in 1995 and equity losses in 1995 compared to equity earnings in 1994.


CONSOLIDATED CASH FLOWS
-----------------------

Consolidated cash flows in 1996 reflected strong cash flows from operating activities of $4.2 billion, cash from restaurant refranchising of $355 million and cash from stock option exercises of $323 million. The cash funded capital spending of $2.3 billion, share repurchases of $1.7 billion and dividend payments of $675 million. Debt payments of $801 million were substantially funded by short-term investment proceeds of $775 million.

Graph: Net Cash Provided by Operating Activities, Refranchising of Restaurants and Exercises of Stock Options vs. Capital Spending, Share Repurchases, Cash Dividends Paid and Acquisitions

($ in millions)             1996       1995        1994
                            ----       ----        ----
Sources:
 Operating activities     $4,194     $3,742      $3,716
 Refranchising of
  restaurants                355        165           -
 Exercises of stock
  options                    323        252          98
                          ------     ------      ------
                          $4,872     $4,159      $3,814
                          ======     ======      ======
Uses:
 Capital spending         $2,287     $2,104      $2,253
 Share repurchases         1,651        541         549
 Dividends paid              675        599         540
 Acquisitions                 75        466         316
                          ------     ------      ------
                          $4,688     $3,710      $3,658
                          ======     ======      ======

--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES increased $452 million or 12% to $4.2 billion in 1996 due primarily to operating working capital cash inflows of $179 million in 1996 compared to net cash outflows of $411 million in 1995. The change in operating working capital cash flows primarily reflected slower growth in accounts and notes receivable in 1996 compared to 1995, higher growth in accounts payable and other current liabilities and slower growth in inventories. The slower growth in accounts and notes receivable reflected lower sales by International beverages and a sale of $134 million of U.S. trade accounts receivable in 1996 to take advantage of favorable effective financing rates. The growth in accounts payable and other current liabilities was driven primarily by accruals related to the 1996 unusual charges and timing of payments, partially offset by the impact of our accounts payable amount remaining about the same as 1995. These cash flow favorabilities were partially offset by the tax-related decision to stop prefunding certain employee benefits at the end of 1995.

     Net cash provided by operating activities in 1995 rose $26 million or 1% over 1994 to $3.7 billion, primarily reflecting improved income before noncash charges and credits largely offset by the effect of operating working capital cash outflows of $411 million in 1995 compared to cash inflows of $31 million in 1994.

NET CASH USED FOR INVESTING ACTIVITIES in 1996 decreased $1.2 billion or 48% to $1.3 billion compared to an $89 million or 4% increase in 1995 to $2.5 billion. The 1996 decline was principally due to the repatriation of funds we had held in Puerto Rico. We manage the investment activity in our short-term portfolios, which are primarily held outside the U.S., as part of our overall financing strategy. We continually reassess our alternatives to redeploy them considering investment opportunities and risks, tax consequences and current financing activity. As a result of the Small Business Job Protection Act of 1996, our exemption from U.S. Federal income tax on investment income generated in Puerto Rico was completely eliminated effective as of December 1, 1996. Accordingly, as our investments in Puerto Rico mature, we are repatriating the proceeds and using them to reduce outstanding commercial paper debt. We repatriated $690 million in 1996.
     Capital spending increased $183 million, reflecting higher North American snack foods investments of $195 million, primarily for capacity expansion. Increased spending in worldwide beverages of $85 million was offset by decreased spending in worldwide restaurants, primarily in the U.S., of $82 million. In 1995, capital spending declined $149 million reflecting substantially reduced spending in restaurants. Increased 1995 North American snack foods spending, primarily for capacity expansion and new products, was partially offset by a decline in beverages. Capital spending outside of the U.S. represented 30%, 29% and 35% of total capital spending in 1996, 1995 and 1994, respectively.

Graph: Capital Spending by Segment
 ($ in millions)

        Beverages   Snack Foods      Restaurants       Corporate      TOTAL
        ---------   -----------      -----------       ---------      -----
1996     $648        $973             $  657             $ 9          $2,287
1995      563         768                739              34           2,104
1994      664         527              1,059               3           2,253

Graph: Capital Spending:  U.S. versus International
 ($ in millions)
                      1996        1995       1994
                      ----        ----       ----
U.S.                    70%         71%        65%
International           30          29         35

NET CASH USED FOR FINANCING ACTIVITIES more than doubled in 1996 to $2.9 billion, primarily reflecting a $1.1 billion increase in our share repurchases and increased debt payments of $498 million. Net cash used for financing activities in 1995 of $1.2 billion was unchanged from the prior year.

      Our share repurchase activity was as follows:

 (in millions)               1996       1995         1994
                             ----       ----         ----
Cost                       $1,651      $ 541        $ 549
Shares repurchased
   Number of shares          54.2       24.6         30.0
   % of shares
     outstanding at
       beginning of year      3.4%       1.6%         1.9%


      At December 28, 1996, 51.4 million shares are available under the current repurchase authority granted by our Board of Directors.


FREE CASH FLOW is the measure we use internally to evaluate our cash flow performance.


($ in millions)                  1996          1995         1994
                                 ----           ----         ----
Net  cash  provided  by
 operating activities         $ 4,194       $ 3,742      $ 3,716
Cash dividends paid              (675)         (599)        (540)
Investing activities
  Capital spending             (2,287)       (2,104)      (2,253)
  Refranchising  of
     restaurants                  355           165            -
  Sales of property,
    plant and equipment            57           138           55
  Other, net                     (100)         (247)        (268)
                                 ----          ----         ----
Free cash flow                $ 1,544       $ 1,095       $  710
                              =======       =======       ======


      In 1996, free cash flow increased $449 million or 41%, reflecting the strong increase in net cash provided by operating activities. Higher proceeds from restaurant refranchising were offset by higher capital spending. In 1995, free cash flow advanced $385 million or 35% due primarily to refranchising of restaurants and the lower capital spending.

CONSOLIDATED FINANCIAL CONDITION

ASSETS decreased $920 million or 4% to $24.5 billion. The decline reflected the repatriation of funds from our investment portfolio in Puerto Rico, the impact of the unusual impairment, disposal and other charges of $822 million (see Note 3) and the effects of the restaurant program to refranchise stores and close underperforming stores, partially offset by normal business growth. Short-term investments largely represent high-grade marketable securities portfolios held outside the U.S. As discussed, we are repatriating the funds from our portfolio in Puerto Rico as our investments mature and we are using them to reduce our short-term debt. Our Puerto Rico portfolio totaled $126 million at year-end 1996 and $816 million at year-end 1995. We expect to repatriate most of the year-end 1996 balance in 1997. The increase in prepaid expenses, deferred income taxes and other current assets principally reflected a reclassification of the carrying amount of our non-core U.S. restaurant long-lived assets, partially offset by a significant decline in current deferred income taxes. These non-core restaurants assets are now being held for disposal and carried at estimated fair market value.
     LIABILITIES decreased $230 million or 1% to $17.9 billion. The decline reflected the pay-down of short-term debt with the funds repatriated from Puerto Rico, partially offset by increased accounts payable and other current liabilities, due in part to the International beverages restructuring charge.
     At year-end 1996 and 1995, $3.5 billion of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of our unused revolving credit facilities, to refinance these borrowings. Our unused credit facilities, which exist largely to support the issuances of short-term borrowings, were $3.5 billion at year-end 1996 and 1995. Effective January 10, 1997, we extended to 2002 $3.3 billion of these credit facilities. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.
     Our strong cash-generating capability and our strong financial condition give us ready access to capital markets throughout the world.
     We measure FINANCIAL LEVERAGE on both a market value and historical cost basis. We believe that the most meaningful measure of debt is on a net basis, which takes into account our investment portfolios held outside the U.S. These portfolios are managed as part of our overall financing strategy and are not required to support day-to-day operations. Net debt reflects the pro forma remittance of the portfolios (net of related taxes) as a reduction of total debt. Total debt includes the present value of operating lease commitments.
     We also use market leverage to measure our long-term financial leverage. We define market leverage as net debt as a percent of net debt plus the market value of equity, based on the year-end stock price. Unlike historical cost measures, the market value of equity primarily reflects the estimated net present value of expected future cash flows that will both support debt and provide returns to shareholders.
     The market net debt ratio was unchanged in 1996, largely because the 6% increase in our year-end stock price was offset by a 2% decline in our shares outstanding. In 1995, the market net debt ratio declined 8 points to 18% due primarily to a 54% increase in our stock price.
     Measured on a historical cost basis, the ratio of net debt to net capital employed (defined as net debt, other liabilities, deferred income taxes and shareholders' equity) increased 2 points to 48% in 1996, reflecting a 3% decline in net capital employed. The 3-point decline to 46% in 1995 reflected a 2% decline in net debt and a 4% increase in net capital employed.

                                    1996       1995     1994
                                    ----       ----     ----
Graph: MARKET NET DEBT RATIO          18%        18%      26%

                                    1996       1995     1994
                                    ----       ----     ----
Graph: HISTORICAL NET DEBT RATIO      48%        46%      49%


      Our negative  operating  working  capital  position,  which reflects the cash sales nature of our restaurant operations partially offset by our more working capital intensive packaged goods businesses, effectively provides additional capital for investment. Operating working capital, which excludes short-term investments and short-term borrowings, was a negative
$313 million and negative $94 million at year-end 1996 and 1995, respectively. The $219 million increase in negative working capital in 1996 primarily reflected reclassifications of a portion of other liabilities and deferred income taxes to income taxes payable and accounts payable and other current liabilities, respectively, and a decline in operating working capital in our International beverages business. The increase was partially offset by the reclassification of our non-core U.S. restaurant long-lived assets held for disposal to prepaid expenses, deferred income taxes and other current assets in the Consolidated Balance Sheet. The decline in International beverages reflected higher accrued liabilities due to the restructuring charge, coupled with lower receivables from a decline in sales.

      SHAREHOLDERS' EQUITY decreased $690 million or 9% to $6.6 billion. This change was the result of a $1.3 billion increase in treasury stock, reflecting repurchases of 54.2 million shares offset by 22.7 million shares used for stock option exercises. This decrease was mitigated by a 5% increase in retained earnings due to $1.1 billion in net income less dividends declared of $695 million.

Cautionary Statements
---------------------
From time to time, in written reports and oral statements, we discuss our expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. In addition, as discussed in the Management's Analysis:

- The forecasted annual savings of $50 million in 1997, and about $80 million a year thereafter related to the International beverages restructuring charge (page 22) assumes that facilities are vacated and employees are terminated within the time frames used to develop the estimate.

- The expectation that our reported results in Mexico will be slightly lower than what they would have been had we not changed our functional currency from the peso to the U.S. dollar (page 25) assumes that the peso will not devalue significantly in 1997.

- The spin-off of our core restaurant businesses (page 26) is subject to receipt of a tax ruling by the Internal Revenue Service that would allow it to be tax free to our shareholders, various regulatory approvals, appropriate stock market conditions for distribution and final approval by our Board of Directors.

- The impairment charge recorded to reduce our investment in our non-core U.S. restaurant businesses to estimated fair market value assumed certain sales prices based primarily upon the opinion of an investment banking firm. These estimates could vary significantly from the final sales prices (page 26).

- Our ability to execute our restaurant refranchising program (page 28) depends on our ability to find investors to purchase our restaurants at prices we consider appropriate.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Information on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and background of each of the Company's directors nominated for reelection are contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders on pages 2 and 3 and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the executive officers of the Company are reported in Part I of this report.

Item 11.   EXECUTIVE COMPENSATION

      Information on compensation of the Company's directors and executive officers is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Directors Compensation" and "Executive Compensation", respectively, and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information on the number of shares of PepsiCo Capital Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption "Ownership of Capital Stock by Directors and Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference. As far as is known to the Company, no person owns beneficially more than 5% of the outstanding shares of PepsiCo Capital Stock.

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

                     See Index to Financial Information on page F-1.

           2.   Financial Statement Schedule

                     See Index to Financial Information on page F-1.

           3.   Exhibits

                     See Index to Exhibits on page E-1.

      (b)  Reports on Form 8-K

                PepsiCo filed a Current Report on Form 8-K dated September 30, 1996, attaching a press release dated September 26, 1996, regarding a series of long-term strategic actions intended to strengthen its competitiveness in the marketplace, improve the consistency of its financial performance and significantly improve shareholder returns, including a one-time charge of $125 million dollars due to the restructuring of the international beverage business and a $400 million dollar write-down of the carrying value of certain international beverage assets.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1997


                          PepsiCo, Inc.


                     By:  /s/ ROGER A. ENRICO
                          -------------------
                          Roger A. Enrico
                          Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE                    TITLE                 DATE
---------                    -----                 ----


                             Chairman of the
/s/ ROGER A. ENRICO          Board and
Roger A. Enrico              Chief Executive       March 25, 1997
                             Officer (Principal
                             Executive Officer)

/s/ KARL M. VON DER HEYDEN   Vice Chairman of the
Karl M. von der Heyden       Board and Chief       March 25, 1997
                             Financial Officer
                             (Principal Financial
                             Officer)

/s/ ROBERT L. CARLETON       Senior Vice
Robert L. Carleton           President and         March 10, 1997
                             Controller
                             (Principal
                             Accounting Officer)

/s/ JOHN F. AKERS            Director              March 25, 1997
John F. Akers

/s/ ROBERT E. ALLEN          Director
Robert E. Allen                                    March 10, 1997


/s/ D. WAYNE CALLOWAY        Director
D. Wayne Calloway                                  March 25, 1997


/s/ RAY L. HUNT              Director              March 25, 1997
Ray L. Hunt

/s/ JOHN J. MURPHY           Director              March 25, 1997
John J. Murphy

                             Chairman and Chief
/s/ STEVEN S REINEMUND       Executive Officer of  March 25, 1997
Steven S Reinemund           The Frito-Lay
                             Company and Director

/s/ SHARON PERCY ROCKEFELLER Director
Sharon Percy Rockefeller                           March 11, 1997

/s/ FRANKLIN A. THOMAS       Director
Franklin A. Thomas                                 March 25, 1997

/s/ P. ROY VAGELOS           Director
P. Roy Vagelos                                     March 10, 1997

                             Chairman and Chief
/s/ CRAIG E. WEATHERUP       Executive Officer of
Craig E. Weatherup           Pepsi-Cola Company    March 25, 1997
                             and Director

/s/ ARNOLD R. WEBER          Director              March 17, 1997
Arnold R. Weber

                              INDEX TO EXHIBITS
                                ITEM 14(a)(3)
EXHIBIT

3.1 Restated Articles of Incorporation of PepsiCo, Inc., which is incorporated herein by reference from Exhibit 3(i) to PepsiCo's Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996.

3.2 By-Laws of PepsiCo, Inc., as amended to July 25, 1996, which are incorporated herein by reference from Exhibit 3(ii) to PepsiCo's Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996.

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

10.6       Amended  and  Restated  PepsiCo  Long  Term  Savings Program, dated
           June 21, 1996.

10.7       Copy of PepsiCo,  Inc. 1995 Stock Option  Incentive Plan,  which is
           incorporated  herein  by  reference  from  PepsiCo's   Registration
           Statement on Form S-8 (Registration No. 33-61731).

10.8 Copy of PepsiCo, Inc. 1994 Long-Term Incentive Plan, which is incorporated herein by reference from Exhibit A to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.9 Copy of PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference from Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.10 Copy of PepsiCo, Inc. Restaurant Deferred Compensation Plan, which is incorporated herein by reference from PepsiCo's Registration Statement on Form S-8 (Registration No. 333-01377).

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

27         Financial Data Schedule.

                         PepsiCo, Inc. and Subsidiaries



                              FINANCIAL INFORMATION



                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K



                       FISCAL YEAR ENDED DECEMBER 28, 1996

                         PEPSICO, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION
                                Item 14(a)(1)-(2)




Item 14(a)(1) Financial Statements

                                                                                       Page
                                                                                       Reference

Consolidated Statement of Income for
   the fiscal years ended December 28, 1996
   December 30, 1995 and December 31, 1994......................................       F-2
Consolidated Statement of Cash Flows for
   the fiscal years ended December 28, 1996,
   December 30, 1995 and December 31, 1994......................................       F-3
Consolidated Balance Sheet at December 28, 1996
   and December 30, 1995........................................................       F-5
Consolidated Statement of Shareholders' Equity
   for the fiscal years ended December 28, 1996,
   December 30, 1995 and December 31, 1994......................................       F-6
Notes to Consolidated Financial Statements......................................       F-8
Management's Responsibility for Financial Statements............................       F-42
Report of Independent Auditors, KPMG Peat Marwick LLP...........................       F-43
Selected Financial Data.........................................................       F-44

Item 14(a)(2) Financial Statement Schedule

        II Valuation and Qualifying Accounts and Reserves
               for the fiscal years ended December 28, 1996,
               December 30, 1995 and December 31, 1994..........................       F-51



All other financial statements and schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or the notes thereto.


Consolidated Statement of Income

(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                                                                1996             1995              1994
                                                            (52 Weeks)       (52 Weeks)        (53 Weeks)
---------------------------------------------------------------------------------------------------------
Net Sales............................................        $31,645          $30,255           $28,351

Costs and Expenses, net
Cost of sales........................................         15,383           14,886            13,715
Selling, general and
 administrative expenses.............................         12,593           11,546            11,123
Amortization of intangible assets....................            301              316               312
Unusual impairment, disposal and
 other charges.......................................            822              520                 -
                                                             -------          -------           -------
Operating Profit.....................................          2,546            2,987             3,201

Gain on stock offering by an
 unconsolidated affiliate............................              -                -                18
Interest expense.....................................           (600)            (682)             (645)
Interest income......................................            101              127                90
                                                             -------          -------           -------
Income Before Income Taxes and Cumulative
  Effect of Accounting Changes.......................          2,047            2,432             2,664

Provision for Income Taxes...........................            898              826               880
                                                             -------          -------           -------

Income Before Cumulative Effect of
  Accounting Changes.................................          1,149            1,606             1,784

Cumulative Effect of Accounting Changes
Postemployment benefits (net of income
 tax benefit of $29).................................              -                -               (55)
Pension assets (net of income tax
 expense of $15).....................................              -                -                23
                                                             -------          -------           -------

Net Income...........................................        $ 1,149          $ 1,606           $ 1,752
                                                             =======          =======           =======

Income (Charge) Per Share
Before cumulative effect of accounting
 changes.............................................        $  0.72          $  1.00           $  1.11
Cumulative effect of accounting changes
  Postemployment benefits............................              -                -             (0.03)
  Pension assets.....................................              -                -              0.01
                                                             -------          -------           -------

Net Income Per Share.................................        $  0.72          $  1.00           $  1.09
                                                             =======          =======           =======

Average shares outstanding...........................          1,606            1,608             1,608
-------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



Consolidated Statement of Cash Flows (page 1 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                                                             1996              1995             1994
                                                          (52 Weeks)        (52 Weeks)       (53 Weeks)
---------------------------------------------------------------------------------------------------------
Cash Flows - Operating Activities
Income before cumulative effect of
 accounting changes................................       $ 1,149           $ 1,606          $ 1,784
Adjustments to reconcile income
 before cumulative effect of
 accounting changes to net cash
 provided by operating activities
  Depreciation and amortization....................         1,719             1,740            1,577
  Noncash portion of unusual
   impairment, disposal and
   other charges...................................           601               520                -
  Deferred income taxes............................            11              (111)             (67)
  Other noncash charges and
   credits, net....................................           535               398              391
  Changes in operating working capital,
   excluding effects of acquisitions
    Accounts and notes receivable..................           (70)             (434)            (112)
    Inventories....................................           (28)             (129)            (102)
    Prepaid expenses, deferred income
      taxes and other current assets...............           (30)               76                1
    Accounts payable and other
      current liabilities..........................           427               173              189
    Income taxes payable...........................          (120)              (97)              55
                                                          -------           -------         --------
  Net change in operating
   working capital.................................           179              (411)              31
                                                          -------           -------         --------
Net Cash Provided by Operating
 Activities........................................         4,194             3,742            3,716
                                                          -------           -------         --------

Cash Flows - Investing Activities
Capital spending...................................        (2,287)           (2,104)          (2,253)
Acquisitions and investments
 in unconsolidated affiliates......................           (75)             (466)            (316)
Refranchising of restaurants.......................           355               165                -
Sales of property, plant
 and equipment.....................................            57               138               55
Short-term investments, by original
 maturity
  More than three months-purchases.................          (160)             (289)            (219)
  More than three months-maturities................           195               335              650
  Three months or less, net........................           740                18              (10)
Other, net.........................................          (100)             (247)            (268)
                                                          -------           -------         --------
Net Cash Used for Investing
 Activities........................................        (1,275)           (2,450)          (2,361)
                                                          -------           -------         --------
-----------------------------------------------------------------------------------------------------
(Continued on following page)



Consolidated Statement of Cash Flows (page 2 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                                                             1996              1995            1994
                                                          (52 Weeks)        (52 Weeks)      (53 Weeks)
------------------------------------------------------------------------------------------------------
Cash Flows - Financing Activities
Proceeds from issuances of
 long-term debt....................................         1,773             2,030           1,285
Payments of long-term debt.........................        (1,424)             (928)         (1,180)
Short-term borrowings, by original
 maturity
  More than three months-proceeds..................           747             2,053           1,304
  More than three months-payments..................        (1,873)           (2,711)         (1,728)
  Three months or less, net........................           (24)             (747)            114
Cash dividends paid................................          (675)             (599)           (540)
Share repurchases..................................        (1,651)             (541)           (549)
Proceeds from exercises of
 stock options.....................................           323               252              98
Other, net.........................................           (46)              (42)            (44)
                                                          -------           -------         -------
Net Cash Used for
 Financing Activities..............................        (2,850)           (1,233)         (1,240)
                                                          -------           -------         -------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents.........................            (4)               (8)            (11)
                                                          -------           -------         -------
Net Increase in Cash
 and Cash Equivalents..............................            65                51             104
Cash and Cash Equivalents
 - Beginning of Year...............................           382               331             227
                                                          -------           -------         -------
Cash and Cash Equivalents
 - End of Year.....................................       $   447           $   382         $   331
                                                          =======           =======         =======
---------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
Interest paid.......................................      $   573               671             591
Income taxes paid...................................      $   679               790             663
---------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



Consolidated Balance Sheet

(in millions except per share amount)
PepsiCo, Inc. and Subsidiaries
December 28, 1996 and December 30, 1995

                                                                           1996              1995
---------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents........................................       $   447           $   382
Short-term investments, at cost..................................           339             1,116
                                                                        -------           -------
                                                                            786             1,498
Accounts and notes receivable, less allowance:
 $183 in 1996 and $150 in 1995...................................         2,516             2,407
Inventories......................................................         1,038             1,051
Prepaid expenses, deferred income taxes and
 other current assets............................................           799               590
                                                                        -------           -------
     Total Current Assets........................................         5,139             5,546

Property, Plant and Equipment, net...............................        10,191             9,870
Intangible Assets, net...........................................         7,136             7,584
Investments in Unconsolidated Affiliates.........................         1,375             1,635
Other Assets.....................................................           671               797
                                                                        -------           -------
       Total Assets..............................................       $24,512           $25,432
                                                                        =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and other current
 liabilities ....................................................       $ 4,626           $ 4,137
Income taxes payable.............................................           487               387
Short-term borrowings............................................            26               706
                                                                        -------           -------
     Total Current Liabilities...................................         5,139             5,230

Long-term Debt...................................................         8,439             8,509
Other Liabilities................................................         2,533             2,495
Deferred Income Taxes............................................         1,778             1,885

Shareholders' Equity
Capital stock, par value 1 2/3(cent) per share:
 authorized 3,600 shares, issued 1,726 shares....................            29                29
Capital in excess of par value...................................         1,201             1,045
Retained earnings................................................         9,184             8,730
Currency translation adjustment and other........................          (768)             (808)
                                                                        -------           -------
                                                                          9,646             8,996
Less:  Treasury stock, at cost:
 181 shares and 150 shares in 1996 and
  1995, respectively.............................................        (3,023)           (1,683)
                                                                        -------           -------
     Total Shareholders' Equity..................................         6,623             7,313
                                                                        -------           -------
        Total Liabilities and
        Shareholders' Equity.....................................       $24,512           $25,432
                                                                        =======           =======
-------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                             F-5


Consolidated Statement of Shareholders' Equity (page 1 of 2)

(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                                                                       Capital Stock
                                                     -------------------------------------------------
                                                          Issued                     Treasury
                                                     -------------------        ----------------------
                                                     Shares       Amount        Shares          Amount

Shareholders' Equity,
 December 25, 1993.................................   1,726          $29         (128)        $  (913)
                                                     ------------------------------------------------
  1994 Net income..................................       -            -            -               -
  Cash dividends declared
   (per share-$0.35)...............................       -            -            -               -
  Currency translation adjustment..................       -            -            -               -
  Share repurchases................................       -            -          (30)           (549)
  Stock option exercises, including
   tax benefits of $27.............................       -            -           10              81
  Shares issued in connection with
   acquisitions....................................       -            -            2              15
  Pension liability adjustment, net
   of deferred taxes of $5.........................       -            -            -               -
  Other............................................       -            -            -               5
                                                     ------------------------------------------------
Shareholders' Equity,
 December 31, 1994.................................   1,726          $29         (146)        $(1,361)
                                                     ------------------------------------------------
  1995 Net income..................................       -            -            -               -
   Cash dividends declared
    (per share-$0.39)..............................       -            -            -               -
  Currency translation adjustment..................       -            -            -               -
  Share repurchases................................       -            -          (24)           (541)
  Stock option exercises, including
   tax benefits of $91.............................       -            -           20             218
  Other............................................       -            -            -               1
                                                     ------------------------------------------------
Shareholders' Equity,
 December 30, 1995.................................   1,726          $29         (150)        $(1,683)
                                                     ------------------------------------------------
  1996 Net income..................................       -            -            -               -
  Cash dividends declared
   (per share-$0.445)..............................       -            -            -               -
  Currency translation adjustment..................       -            -            -               -
  Share repurchases................................       -            -          (54)         (1,651)
  Stock option exercises, including
   tax benefits of $145............................       -            -           23             310
  Other............................................       -            -            -               1
                                                     ------------------------------------------------
Shareholders' Equity,
 December 28, 1996.................................   1,726          $29         (181)        $(3,023)
                                                     =================================================
------------------------------------------------------------------------------------------------------
(Continued on next page)


Consolidated Statement of Shareholders' Equity (page 2 of 2)

(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                                                     Capital                   Currency
                                                       in                      Translation
                                                     Excess of     Retained    Adjustment
                                                     Par Value     Earnings    and Other      Total
---------------------------------------------------------------------------------------------------
Shareholders' Equity,
 December 25, 1993.................................  $  865       $6,542        $(184)        $6,339
                                                     -----------------------------------------------
  1994 Net income..................................       -        1,752            -          1,752
  Cash dividends declared
   (per share-$0.35)...............................       -         (555)           -           (555)
  Currency translation adjustment..................       -            -         (295)          (295)
  Share repurchases................................       -            -            -           (549)
  Stock option exercises, including
   tax benefits of $27.............................      44            -            -            125
  Shares issued in connection with
   acquisitions....................................      14            -            -             29
  Pension liability adjustment, net
   of deferred taxes of $5.........................       -            -            8              8
  Other............................................      (3)           -            -              2
                                                     -----------------------------------------------
Shareholders' Equity,
 December 31, 1994.................................  $  920       $7,739        $(471)        $6,856
                                                     -----------------------------------------------
  1995 Net income..................................       -        1,606            -          1,606
  Cash dividends declared
   (per share-$0.39)...............................       -         (615)           -           (615)
  Currency translation adjustment..................       -            -         (337)          (337)
  Share repurchases................................       -            -            -           (541)
  Stock option exercises, including
   tax benefits of $91.............................     125            -            -            343
  Other............................................       -            -            -              1
                                                     -----------------------------------------------
Shareholders' Equity,
 December 30, 1995.................................  $1,045       $8,730        $(808)        $7,313
                                                     -----------------------------------------------
  1996 Net income..................................       -        1,149            -          1,149
  Cash dividends declared
   (per share-$0.445)..............................       -         (695)           -           (695)
  Currency translation adjustment..................       -            -           40             40
  Share repurchases................................       -            -            -         (1,651)
  Stock option exercises, including
   tax benefits of $145............................     158            -            -            468
  Other............................................      (2)           -            -             (1)
                                                     -----------------------------------------------
Shareholders' Equity,
 December 28, 1996.................................  $1,201       $9,184        $(768)        $6,623
                                                     ===============================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in millions except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the
reporting   period.   Actual   results   could  differ  from  those   estimates.
     Certain reclassifications were made to prior year amounts to conform with the 1996 presentation.
     PRINCIPLES OF CONSOLIDATION. The financial statements reflect the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which PepsiCo exercises significant influence but not control are accounted for by the equity method and PepsiCo's share of the net income or loss of its unconsolidated affiliates is included in selling, general and administrative expenses.
     FISCAL YEAR. PepsiCo's fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. The fiscal year ending December 31, 1994 consisted of 53 weeks.
     MARKETING COSTS. Marketing costs are reported in selling, general and administrative expenses and include costs of advertising and other marketing activities. Marketing costs not deferred at year-end are charged to expense ratably in relation to sales over the year in which incurred. Advertising expenses were $1.9 billion, $1.8 billion and $1.7 billion in 1996, 1995 and 1994, respectively. Advertising expenses deferred at year-end, which are classified in prepaid expenses, deferred income taxes and other current assets in the Consolidated Balance Sheet, were $49 million and $78 million in 1996 and 1995, respectively. Deferred advertising consists of media and personal service advertising-related prepayments, promotional materials in inventory and production costs of future media advertising; these assets are expensed in the year first used.
     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which are expensed as incurred, were $115 million, $96 million and $152 million in 1996, 1995 and 1994, respectively.
     STOCK-BASED COMPENSATION. PepsiCo measures stock-based compensation cost as the excess of the quoted market price of PepsiCo's capital stock at the grant date over the amount the employee must pay for the stock. PepsiCo's policy is to generally grant stock options at fair market value at the date of grant.
     STOCK SPLIT. On May 1, 1996 PepsiCo's Board of Directors authorized a two-for-one stock split of PepsiCo's capital stock effective for shareholders of record at the close of business on May 10, 1996. The number of authorized shares was increased from 1.8 billion to 3.6 billion. The information in the Consolidated Financial Statements, as well as all other share data in this report, have been adjusted to reflect the stock split and the increase in authorized shares. The par value remains 1 2/3 cents per share, with capital in excess of par value reduced to reflect the total par value of the additional shares.
     NET INCOME PER SHARE. Net income per share is computed by dividing net income by the weighted average number of shares and dilutive share equivalents (primarily stock options) outstanding (average shares outstanding).

     DERIVATIVE INSTRUMENTS. The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the Consolidated Balance Sheet as a receivable or payable under the appropriate current asset or liability caption. If an interest rate swap position was to be terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument was settled prior to maturity.
     The differential to be paid or received on a currency swap related to non-U.S. dollar denominated debt is charged or credited to income as the differential occurs. This is fully offset by the corresponding gain or loss recognized in income on the currency translation of the debt, as both amounts are based upon the same exchange rates. The currency differential not yet settled in cash is reflected in the Consolidated Balance Sheet under the appropriate current or noncurrent receivable or payable caption. If a currency swap position was to be terminated prior to maturity, the gain or loss realized upon termination would be immediately recognized in income.
     A seven-year put option, issued in connection with the formation of a joint venture with the principal shareholder of Grupo Embotellador de Mexico, S.A. (GEMEX) in 1995, an unconsolidated franchised bottling affiliate in Mexico, is marked-to-market with gains or losses recognized currently as an adjustment to PepsiCo's share of the net income of unconsolidated affiliates. The offsetting amount adjusts the carrying amount of the put obligation which is classified in other liabilities in the Consolidated Balance Sheet.
     Gains and losses on futures contracts designated as hedges of future commodity purchases are deferred and included in the cost of the related raw materials when purchased. Changes in the value of futures contracts that PepsiCo uses to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. If the degree of correlation between the futures contracts and the purchase contracts were to diminish such that the two were no longer considered highly correlated, subsequent changes in the value of the futures contracts would be recognized in income.
     CASH EQUIVALENTS. Cash equivalents represent funds temporarily invested (with original maturities not exceeding three months) as part of PepsiCo's management of day-to-day operating cash receipts and disbursements. All other investment portfolios, largely held outside the U.S., are primarily classified as short-term investments.
     INVENTORIES. Inventories are valued at the lower of cost (computed on the average, first-in, first-out or last-in, first-out method) or net realizable value.
     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment (PP&E) are stated at cost, except for PP&E that have been impaired, for which the carrying amount is reduced to estimated fair market value. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.
     INTANGIBLE ASSETS. Intangible assets are amortized on a straight-line basis over appropriate periods, generally ranging from 20 to 40 years.
     RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS. PepsiCo reviews most long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in the business semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. PepsiCo uses a history of operating losses as its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets (Assets). PepsiCo has identified the appropriate grouping of Assets to be individual restaurants for the restaurants segment and, for each of the snack foods and beverages segments, Assets are generally grouped at the country level. An impaired Asset is written down to its estimated fair market value based on the best information available; PepsiCo generally measures estimated fair market value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.
     PepsiCo's methodology for determining and measuring impairment of its investments in unconsolidated affiliates and enterprise level goodwill was changed in 1996 to conform with the methodology it uses when applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," except (a) the recognition test for an investment in an unconsolidated affiliate compares the investment to a forecast of PepsiCo's share of the unconsolidated affiliate's undiscounted cash flows including interest and taxes, compared to undiscounted cash flows before interest and taxes used for all other long-lived assets and (b) enterprise level goodwill is evaluated at a country level for the restaurants segment, instead of by individual restaurant. The change in methodology did not have a material impact in 1996.


Note 2 - ITEMS AFFECTING COMPARABILITY OF INCOME BEFORE CUMULATIVE
         EFFECT OF ACCOUNTING CHANGES


                                        1996                  1995                    1994
-------------------------------------------------------------------------------------------------

                                               Per                 Per                    Per
                                     (a)       Share     (a)       Share        (a)       Share
                                     ---       ------    ---       -----        ---       -----
Unusual Items

Unusual impairment,
 disposal and
 other charges...............       $ 822     $ 0.45      $520     $ 0.24
Gain on stock
 offering by an
 unconsolidated
 affiliate...................                                                   $(18)     $(0.01)
                                    -----     ------      ----    --------      -----      ------
                                    $ 822     $ 0.45      $520     $ 0.24       $(18)     $(0.01)
                                    =====     ======      ====    ========      =====     =======

Other Items

Refranchising gains                 $(139)    $(0.05)     $(93)    $(0.03)
Store closure costs..........          40       0.01        38       0.01       $ 10      $    -
                                    -----     ------      ----     ------       ----      ------
 Net refranchising
  (gains)/losses.............         (99)     (0.04)      (55)     (0.02)        10           -
Reduced depreciation
 and amortization                     (46)     (0.02)      (21)     (0.01)
Recurring restaurant
 impairment charges                    62       0.03
Fifty-third week..............                                                   (54)      (0.02)
                                    ------    -------     -----    -------      ----      ------
                                    $ (83)    $(0.03)     $(76)     $(0.03)     $(44)     $(0.02)
                                    =====     ======      ====     =======      ====      ======
-------------------------------------------------------------------------------------------------

(a) Pre-tax amounts.

     See Note 3 for information regarding unusual impairment, disposal and other charges.
     See Note 17 for information regarding the 1994 gain from a public share offering by Buenos Aires Embotelladora S.A. (BAESA), our Latin American bottling joint venture.
     Net refranchising (gains)/losses reflected PepsiCo's strategy to reduce its ownership in its restaurant businesses by selling company-operated restaurants to franchisees and closing underperforming units. See Management's Analysis - Restaurants beginning on page 26.
     Reduced depreciation and amortization reflected the reduced carrying amount of PepsiCo's long-lived assets to be held and used in the business as a result of the fourth quarter 1995 adoption of SFAS 121. See Items Affecting Comparability - Unusual Impairment, Disposal and Other Charges in Note 19 for the estimated impact of the reduced depreciation and amortization on segment operating profit.
     See Note 4 for information regarding the 1996 recurring restaurant impairment charges.
     The fifty-third week in 1994 increased 1994 net sales by an estimated $434 million. See Items Affecting Comparability - Fiscal Year in Note 19 for the estimated impact of the fifty-third week on segment net sales and operating profit.


Note 3 - UNUSUAL IMPAIRMENT, DISPOSAL AND OTHER CHARGES

                                          1996                      1995
-------------------------------------------------------------------------------

                                                Per                     Per
                                       (a)      Share             (a)   Share
                                       ----     -----             ---   -----
 International beverages               $576     $0.33
 Non-core U.S. restaurant
   businesses.....................      246      0.12
 Initial adoption of
   SFAS 121.......................                                $520  $0.24
                                       ----     -----             ----  -----
                                       $822     $0.45             $520  $0.24
                                       ====     =====             ====  =====
-------------------------------------------------------------------------------

(a)     Pre-tax amounts.

PepsiCo recognized unusual impairment, disposal and other charges of $822 million ($716 million after-tax or $0.45 per share) in 1996. The International beverages charge included $454 million ($429 million after-tax or $0.27 per share) related primarily to investments in unconsolidated affiliates and concentrate-related and non-core assets (primarily packaging) and its 24% equity share of unusual charges recorded by BAESA. In addition, it included a restructuring charge of $122 million ($98 million after-tax or $0.06 per share) related to a fourth quarter reorganization into 10 business units and reduction of support staff. The charge primarily reflected severance-related costs, relocation costs for employees who, in 1996, accepted offers to relocate and facility closing costs. Included in the International beverages charges are impairment charges of $373 million (see Note 4).
        The non-core U.S. restaurant businesses charge of $246 million ($189 million after-tax or $0.12 per share) was a result of a decision made by PepsiCo in the fourth quarter of 1996 to dispose of its non-core U.S. restaurant businesses; California Pizza Kitchen (CPK), Chevys, D'Angelo Sandwich Shops (D'Angelo) and East Side Mario's (ESM) and a first quarter decision to dispose of Hot `n Now (HNN). The charge was primarily composed of impairment charges and estimated disposal costs (see Note 4). The remaining carrying amount of the assets of these non-core U.S. restaurant businesses of $333 million is included in 1996 in Prepaid expenses, deferred income taxes and other current assets in the Consolidated Balance Sheet as PepsiCo plans to dispose of them in 1997. The non-core U.S. restaurant businesses contributed $394 million, $297 million and $281 million to net sales in 1996, 1995 and 1994, respectively. Excluding the unusual impairment, disposal and other charges in 1996 and 1995, the non-core U.S. restaurant businesses incurred operating losses of $10 million, $42 million and $40 million in 1996, 1995 and 1994, respectively.
        PepsiCo early adopted SFAS 121 as of the beginning of the fourth quarter of 1995. The initial, noncash charge upon adoption of SFAS 121 was $520 million ($384 million after-tax or $0.24 per share). See Note 4.

Note 4 - IMPAIRMENT OF LONG-LIVED ASSETS

Impairment charges of $681 million ($396 million after-tax or $0.25 per share) in 1996 and $520 million ($384 million after-tax or $0.24 per share) in 1995 included in the Consolidated Statement of Income are set forth below:


                                                 1996         1995
--------------------------------------------------------------------------------

        International beverages
          Investments in unconsolidated
           affiliates......................      $210          $  -
          Concentrate-related assets.......       110             -
          Non-core assets..................        53             -
                                                 ----          ----
                                                  373             -
        Non-core U.S. restaurant businesses       246             -
        Initial adoption of SFAS 121.......         -           520
                                                 ----          ----
          Unusual charges..................       619           520
        Restaurants-recurring SFAS 121
           charges.........................        62             -
                                                 ----          ----
                                                 $681          $520
-------------------------------------------------------------------------------

        The unusual charges and the recurring restaurant charges are included in unusual impairment, disposal and other charges and selling, general and administrative expenses, respectively, in the Consolidated Statement of Income.
        The impairment charges represented a reduction of the carrying amounts of impaired Assets to their estimated fair market value. For assets to be held and used in the business, estimated fair market value was generally determined by using discounted estimated future cash flows. The estimated fair market value for assets to be disposed of was determined by using estimated selling prices based primarily upon the opinion of an investment banking firm, less costs to sell. Considerable management judgment is necessary to estimate fair market value. Accordingly, actual results could vary significantly from such estimates.
        The  International  beverages  assets  were  deemed  impaired  due  to a reduction in forecasted cash flows that was attributable to increased competitive activity and weakened macroeconomic factors in various geographic regions and an estimate of the fair market value, less estimated costs to sell, of certain non-core businesses PepsiCo decided to dispose of.
        The charges for PepsiCo's non-core U.S. restaurant businesses were a result of decisions made by PepsiCo to dispose of its non-core U.S. restaurant businesses: CPK, Chevys, D'Angelo, ESM and HNN. See Note 3.
        The recurring SFAS 121 restaurant charge resulted from the semi-annual impairment evaluations of all restaurants that either initially met the "two-year history of operating losses" impairment indicator that PepsiCo uses to identify potentially impaired restaurants or were previously evaluated for impairment and, due to changes in circumstances, a current forecast of future cash flows would be expected to be significantly lower than the forecast used in the prior evaluation.
        PepsiCo early adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of the beginning of the fourth quarter of 1995. The initial charge resulted from PepsiCo grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. This initial charge affected worldwide restaurants, International beverages and, to a much lesser extent, International snack foods and certain unconsolidated affiliates.
        As a result of the reduced carrying amount of certain long-lived assets due to the adoption of SFAS 121, depreciation and amortization expense for the fourth quarter of 1995 was reduced by $21 million ($15 million after-tax or $0.01 per share) and for the first three quarters of 1996 by $46 million ($29 million after-tax or $0.02 per share). See Items Affecting Comparability in Note 19.


Note 5 - INVENTORIES

                                                         1996              1995
--------------------------------------------------------------------------------

Raw materials and supplies..................           $  571             $  550
Finished goods..............................              467                501
                                                       ------             ------
                                                       $1,038             $1,051
                                                       ======             ======
--------------------------------------------------------------------------------

The cost of 33% of 1996 inventories and 32% of 1995 inventories was computed using the last-in, first-out (LIFO) method. The carrying amount of total LIFO inventories was lower than the approximate current cost of those inventories by $8 million at year-end 1996 and $11 million at year-end 1995.


Note 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                      1996              1995
-------------------------------------------------------------------------------

Land........................................       $ 1,294           $ 1,327
Buildings and improvements..................         5,838             5,668
Capital leases, primarily
 buildings..................................           418               531
Machinery and equipment.....................         9,503             8,598
Construction in progress....................           787               627
                                                   -------           -------
                                                    17,840            16,751
Accumulated depreciation....................        (7,649)           (6,881)
                                                   -------           -------
                                                   $10,191           $ 9,870
                                                   =======           =======
-------------------------------------------------------------------------------


Note 7 - INTANGIBLE ASSETS, NET

                                                      1996              1995
-------------------------------------------------------------------------------

Reacquired franchise rights.................       $3,684            $3,826
Trademarks..................................          742               711
Other identifiable
 intangibles................................          220               286
Goodwill....................................        2,490             2,761
                                                   ------            ------
                                                   $7,136            $7,584
                                                   ======            ======
-------------------------------------------------------------------------------

Identifiable intangible assets primarily arose from the allocation of purchase prices of businesses acquired. Amounts assigned to such identifiable intangibles were based on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets.
     Accumulated amortization, included in the amounts above, was $2.1 billion and $1.8 billion at year-end 1996 and 1995, respectively.


Note 8 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                                     1996             1995
------------------------------------------------------------------------------------------

Accounts payable..........................................        $1,565            $1,556
Accrued compensation and benefits.........................           847               815
Accrued selling and marketing.............................           573               469
Other current liabilities.................................         1,641             1,297
                                                                  ------            ------
                                                                  $4,626            $4,137
                                                                  ======            ======
------------------------------------------------------------------------------------------

Note 9 - LEASES

PepsiCo has noncancelable commitments under both capital and long-term operating leases, primarily for restaurant units. Capital and operating lease commitments expire at various dates through 2087 and, in many cases, provide for rent escalations and renewal options. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance. Sublease income and sublease receivables were insignificant.
        Future minimum commitments under noncancelable leases are set forth below:


                                                                                       Later
                 1997          1998          1999           2000          2001         Years           Total
------------------------------------------------------------------------------------------------------------

Capital         $ 47            67             36             34            31           239          $  454
Operating       $356           317            276            243           220         1,139          $2,551
------------------------------------------------------------------------------------------------------------

        At year-end 1996, the present value of minimum payments under capital leases was $263 million, after deducting $1 million for estimated executory costs and $190 million representing imputed interest.

        The details of rental expense are set forth below:

                                                                 1996           1995          1994
--------------------------------------------------------------------------------------------------

Minimum...................................................       $464           $452          $433
Contingent................................................         28             27            32
                                                                 ----           ----          ----
                                                                 $492           $479          $465
                                                                 ====           ====          ====
--------------------------------------------------------------------------------------------------

     Contingent rentals are based on sales by restaurants in excess of levels stipulated in the lease agreements.


Note 10 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                            1996                  1995
------------------------------------------------------------------------------------------------------

SHORT-TERM BORROWINGS
Commercial paper (5.4% and 5.7%)(A)..............................       $ 1,176               $ 2,006
Current maturities of long-term
 debt issuances (A)(B)...........................................         1,918                 1,405
Other borrowings (6.0% and 7.4%)(A)(C)...........................           432                   795
Amount reclassified
 to long-term debt (D)...........................................        (3,500)               (3,500)
                                                                        -------               -------
                                                                        $    26               $   706
                                                                        =======               =======
LONG-TERM DEBT
Short-term borrowings, reclassified (D)..........................       $ 3,500               $ 3,500
Notes due 1997-2011 (6.4% and
 6.4%) (A).......................................................         3,111                 3,886
Various foreign currency debt, due 1997-2001
 (5.5% and 5.6%) (A)(C)..........................................         1,448                   677
Zero coupon notes, $1.5 billion
 due 1997-2012 (7.9% and 11.1% annual yield
 to maturity) (A)................................................           930                   395
Euro notes due 1997-1999
 (5.5% and 5.7%) (A).............................................           700                   550
Swiss franc perpetual Foreign Interest
 Payment bonds (E)...............................................            39                   214
Capital lease obligations
 (See Note 9)....................................................           263                   294
Other, due 1997-2020 (7.1% and 7.4%).............................           366                   398
                                                                        -------               -------
                                                                         10,357                 9,914
Less current maturities of long-term
 debt issuances (B)..............................................        (1,918)               (1,405)
                                                                        -------               -------
                                                                        $ 8,439               $ 8,509
                                                                        =======               =======

-----------------------------------------------------------------------------------------------------

The interest rates in the above table included the effects of associated interest rate and currency swaps at year-end 1996 and 1995. See Note 11 for a discussion of PepsiCo's use of interest rate and currency swaps, its management of the inherent credit risk and fair value information related to debt and interest rate and currency swaps.
        The carrying amount of long-term debt includes any related discount or premium and unamortized debt issuance costs. The debt agreements include various restrictions, none of which are currently significant to PepsiCo.
        The annual maturities of long-term debt through 2001, excluding capital lease obligations and the reclassified short-term borrowings, are: 1997-$1.9 billion, 1998-$1.9 billion, 1999-$1.1 billion, 2000-$952 million and 2001-$218 million.
        (A) The following table indicates the notional amount and weighted average interest rates, by category, of interest rate swaps outstanding at year-end 1996 and 1995, respectively. The weighted average variable interest rates that PepsiCo pays, which are primarily indexed to either commercial paper or LIBOR rates, were based on rates as of the respective balance sheet date and are subject to change. Terms of interest rate swaps generally match the terms of the debt they modify. The swaps terminate at various dates through 2011.


                                                                  1996                   1995
---------------------------------------------------------------------------------------------

Receive fixed-pay variable
        Notional amount.......................................   $3,976                $2,657
        Weighted average receive rate.........................      6.6%                  6.8%
        Weighted average pay rate.............................      5.5%                  5.7%

Receive variable-pay variable
        Notional amount.......................................   $  552                $  577
        Weighted average receive rate.........................      5.5%                  5.7%
        Weighted average pay rate.............................      5.7%                  5.8%

Receive variable-pay fixed
        Notional amount.......................................   $  215                $  215
        Weighted average receive rate.........................      5.6%                  5.8%
        Weighted average pay rate.............................      8.2%                  8.2%
----------------------------------------------------------------------------------------------

        The following table identifies the composition of total debt (excluding capital lease obligations and before the reclassification of amounts from short-term borrowings) after giving effect to the impact of interest rate swaps. All short-term borrowings are considered variable interest rate debt for purposes of this table.

                                           1996                         1995
----------------------------------------------------------------------------------------
                                                   Weighted                     Weighted
                                                   Average                      Average
                                    Carrying       Interest      Carrying       Interest
                                    Amount         Rate          Amount         Rate
                                    --------       --------      --------       --------

Variable interest
  rate debt
   Short-term
    borrowings....................  $3,504         5.7%          $4,177         6.4%
   Long-term debt.................   2,573         5.5%           2,103         5.8%
                                    ------                       ------
                                     6,077         5.6%           6,280         6.2%
Fixed interest rate
 debt.............................   2,125         7.9%           2,641         7.4%
                                    ------                       ------
                                    $8,202         6.2%          $8,921         6.6%
                                    ======                       ======
----------------------------------------------------------------------------------------

        (B) Included certain long-term notes aggregating $110 million, which are reasonably expected to be called, without penalty, by PepsiCo in 1997. The 1996 amount was $248 million. The expectation is based upon the belief of PepsiCo management that, based upon projected yield curves, our counterparties to interest rate swaps, which were entered into to modify these notes, will exercise their option to early terminate the swaps without penalty. Also included in 1995 is the $214 million carrying amount of the Swiss franc perpetual Foreign Interest Payment bonds in 1995, which were expected to be redeemed in 1996. At year-end 1996, $39 million of these bonds were still outstanding and are classified as long-term debt (see (E) below).
        (C) PepsiCo has entered into currency swaps to hedge its currency exposure on non-U.S. dollar denominated debt. At year-end 1996, the aggregate carrying amount of the debt was $1.8 billion and the receivables and payables under related currency swaps were $54 million and $59 million, respectively, resulting in a net effective U.S. dollar liability of $1.8 billion with a weighted average interest rate of 5.6%, including the effects of related interest rate swaps. At year-end 1995, the carrying amount of this debt aggregated $696 million and the receivables and payables under related currency swaps aggregated $5 million and $12 million, respectively, resulting in a net effective U.S. dollar liability of $703 million with a weighted average interest rate of 5.8%, including the effects of related interest rate swaps.
        (D) At year-end 1996 and 1995, PepsiCo had unused revolving credit facilities covering potential borrowings aggregating $3.5 billion expiring in 2001 and 2000, respectively. Effective January 10, 1997, PepsiCo extended to 2002 $3.3 billion of the credit facilities. At year-end 1996 and 1995, $3.5 billion of short-term borrowings were classified as long-term debt, reflecting PepsiCo's intent and ability, through the existence of the unused credit facilities, to refinance these borrowings. These credit facilities exist largely to support the issuances of short-term borrowings and are available for general corporate purposes.
        (E) The coupon rate of the Swiss franc 400 million perpetual Foreign Interest Payment bonds issued in 1986 was 7 1/2% through 1996, and 5.6% through 2006. The bonds have no stated maturity date. At the end of each 10-year period after the issuance of the bonds, PepsiCo and the bondholders each have the right to cause redemption of the bonds. If not redeemed, the coupon rate will be adjusted based on the prevailing yield of 10-year U.S. Treasury Securities. The principal of the bonds is denominated in Swiss francs. PepsiCo can, and intends to, limit the ultimate redemption amount to the U.S. dollar proceeds at issuance, which is the basis of the carrying amount. Interest payments are made in U.S. dollars and are calculated by applying the coupon rate to the original U.S. dollar principal proceeds. This debt was included in current maturities of long-term debt (see (B) above) at year-end 1995 because the bondholders had the right to cause PepsiCo to redeem the debt in 1996 on its 10-year anniversary date. During 1996, $175 million of this debt was redeemed.


Note 11 - FINANCIAL INSTRUMENTS

Derivative Instruments
----------------------
PepsiCo's policy prohibits the use of derivative instruments for trading purposes and PepsiCo has procedures in place to monitor and control their use.
        PepsiCo's use of derivative instruments is primarily limited to interest rate and currency swaps, which are entered into with the objective of reducing borrowing costs. PepsiCo enters into interest rate and currency swaps to effectively change the interest rate and currency of specific debt issuances. These swaps are generally entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment dates and maturity dates of the swaps generally match the principal, interest payment dates and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is offset by the opposite market impact on the related debt. PepsiCo's credit risk related to interest rate and currency swaps is considered low because they are only entered into with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. See Note 10 for the notional amounts, related interest rates and maturities of the interest rate and currency swaps.


Fair Value
----------
The carrying amounts and fair values of PepsiCo's  financial  instruments are as follows:

                                                         1996                         1995
-----------------------------------------------------------------------------------------------------

                                                   Carrying      Fair            Carrying     Fair
                                                   Amount        Value           Amount       Value
                                                   ------        -----           ------       -----
ASSETS
 Cash and
  cash equivalents..........................       $  447        $  447         $  382        $  382
 Short-term
  investments...............................       $  339        $  339         $1,116        $1,116
 Other assets (noncurrent
  investments) .............................       $   15        $   15         $   23        $   23

LIABILITIES
 Debt
  Short-term borrowings
   and long-term debt,
    net of capital
     leases.................................       $8,202        $8,298         $8,921        $9,217
  Debt-related derivative
   instruments
    Open contracts in asset
     position...............................          (91)         (122)           (25)          (96)
    Open contracts in liability
     position...............................           62            74             13            26
                                                   ------        ------         ------         -----
       Net debt.............................       $8,173        $8,250         $8,909        $9,147
                                                   ------        ------         ------        ------
 Other liabilities
   (GEMEX put option).......................       $   28        $   28         $   30        $   30
 Guarantees.................................            -        $   25              -        $    4

-----------------------------------------------------------------------------------------------------

     The carrying amounts in the above table are included in the Consolidated Balance Sheet under the indicated captions, except for debt-related derivative instruments (interest rate and currency swaps), which are included in the appropriate current or noncurrent asset or liability caption. Short-term investments consist primarily of debt securities and have been classified as held-to-maturity. Noncurrent investments mature at various dates through 2000.
     Because of the short maturity of cash equivalents and short-term investments, the carrying amount approximates fair value. The fair value of noncurrent investments is based upon market quotes. The fair value of debt, debt-related derivative instruments and guarantees is estimated using market quotes, valuation models and calculations based on market rates. The fair value of the GEMEX put option (see Note 1) is based upon a valuation model.


Note 12 - EMPLOYEE STOCK OPTIONS

PepsiCo grants stock options to employees pursuant to three different incentive plans - the SharePower Stock Option Plan (SharePower), the Long-Term Incentive Plan (LTIP) and the Stock Option Incentive Plan (SOIP). All stock option grants are authorized by the Compensation Committee of

PepsiCo's Board of Directors (the Committee), which is comprised of outside directors.
      Under SharePower, approved by the Board of Directors and effective in 1989, essentially all full-time employees, other than executive officers and short-service employees, may be granted stock options annually. The number of options granted is based on each employee's annual earnings. The options generally become exercisable ratably over 5 years from the grant date and must be exercised within 10 years of the grant date. SharePower options of 12 million were granted to approximately 130,000 employees in 1996; 16 million to 134,000 employees in 1995; and 23 million to 128,000 employees in 1994.
      The shareholder-approved 1994 LTIP succeeds and continues the principal features of the shareholder-approved 1987 LTIP (the 1987 Plan). PepsiCo ceased making grants under the 1987 Plan at the end of 1994. Together, these plans comprise the LTIP. At year-end 1996, there were 121 million shares available for future grants under the LTIP.
      Most LTIP stock options are granted every other year to senior management employees. Most of these options become exercisable after 4 years and must be exercised within 10 years from their grant date. In addition, the LTIP allows for grants of performance share units (PSUs). The value of a PSU is fixed at the value of a share of stock at the grant date and vests for payment 4 years from the grant date, contingent upon attainment of prescribed Corporate performance goals. PSUs are not directly granted, as certain stock options granted may be exchanged by employees for a specified number of PSUs within 60 days of the option grant date. At year-end 1996, 1995 and 1994, there were 916,100, 1,198,200 and 1,258,400 PSUs outstanding, respectively. Payment of PSUs are made in cash and/or stock as approved by the Committee. Amounts expensed for PSUs were $5 million for both 1996 and 1995 and $7 million in 1994.
      In  1995,  the  Committee  approved  the 1995  SOIP for  middle-management employees. SOIP stock options are expected to be granted annually and are exercisable after 1 year and must be exercised within 10 years after their grant date. At year-end 1996, there were 37 million shares available for future grants under the SOIP. In 1994, grants similar to those under the SOIP were made under the LTIP to a more limited number of middle-management employees.
      Effective in 1996, PepsiCo adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As permitted under SFAS 123, PepsiCo will continue to measure stock-based compensation cost as the excess of the quoted market price of PepsiCo's capital stock at the grant date over the amount the employee must pay for the stock.
      SFAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for stock-based awards granted in 1996 and 1995. Management believes that 1996 and 1995 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma net income per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before 1995.


      Reported and pro forma net income and net income per share amounts are set forth below:

                                                         1996                      1995
---------------------------------------------------------------------------------------

Reported
 Net income                                            $1,149                    $1,606
 Net income per share                                  $ 0.72                    $ 1.00

Pro forma
 Net income                                            $1,081                    $1,590
 Net income per share                                  $ 0.67                    $ 0.99
----------------------------------------------------------------------------------------

        The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                      1996                        1995
--------------------------------------------------------------------------------------

Risk free interest rate                               6.0%                         6.2%
Expected life                                      6 years                      5 years
Expected volatility                                    20%                          20%
Expected dividend yield                               1.5%                        1.75%
---------------------------------------------------------------------------------------
        Stock option activity for 1996, 1995 and 1994 is set forth below:

(Options in thousands)

                                     1996                        1995                       1994
---------------------------------------------------------------------------------------------------------

                                          Weighted                    Weighted                   Weighted
                                          Average                     Average                    Average
                                          Exercise                    Exercise                   Exercise
                             Options      Price           Options     Price          Options     Price
                             -------      --------        -------     --------       -------     --------
Outstanding at
 beginning of year           160,662       $16.10         165,162      $14.60       133,570        $13.43
  Granted                     51,305        31.19          26,390       22.70        55,740         17.34
  Exercised                  (22,687)       14.19         (21,181)      11.91        (9,744)        10.01
  Surrendered
   for PSUs                     (431)       29.91            (201)      20.67        (3,082)        19.48
  Forfeited                  (11,632)       23.13          (9,508)      17.69       (11,322)        16.79
                             -------                      -------                    ------
Outstanding at end
 of year                     177,217        20.22         160,662       16.10       165,162         14.60
                             =======                      =======                   =======

Exercisable at
 end of year                  80,482        14.92          65,474       12.63        69,107         11.66
                             =======                      =======                   =======
---------------------------------------------------------------------------------------------------------
Weighted-average
 fair value of
 options granted
 during the year             $  8.89                      $  5.53
---------------------------------------------------------------------------------------------------------


        Stock options outstanding at December 28, 1996:

                                    Options Outstanding                       Options Exercisable
                           ---------------------------------------         -------------------------

                                        Weighted
                                        Average           Weighted                         Weighted
Range of                                Remaining         Average                          Average
Exercise                                Contractual       Exercise                         Exercise
Price                      Options      Life              Price            Options         Price
----------------           -------      -----------       --------         -------         -----
$ 4.38 to $ 8.79            14,163      2.51 yrs.          $ 6.55          11,089          $ 7.01
$ 8.82 to $17.63            63,658      5.35                14.70          49,653           14.41
$18.16 to $35.56            99,396      8.32                25.70          19,740           20.65
                           -------                                         ------
                           177,217      6.79                20.22          80,482           14.92
                           =======                                         ======


Note 13 - POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

Effective the beginning of 1994, PepsiCo adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." The principal effect to PepsiCo resulted from accruing severance benefits to be provided to employees of certain business units who are terminated in the ordinary course of business over the expected service lives of the employees. Previously, these benefits were accrued upon the occurrence of an event. Severance benefits resulting from actions not in the ordinary course of business will continue to be accrued when those actions occur. The cumulative effect charge upon adoption of SFAS 112, which relates to years prior to 1994, was $84 million ($55 million after-tax or $0.03 per share).


Note 14 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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



        The components of postretirement benefit expense for 1996, 1995 and 1994 are set forth below:
                                                              1996              1995          1994
--------------------------------------------------------------------------------------------------


Service cost of benefits earned...........................    $ 15              $ 13          $ 19
Interest cost on accumulated
   postretirement benefit obligation......................      46                46            41
Amortization of prior service gain........................     (20)              (20)          (20)
Amortization of net loss/(gain)...........................       2                (1)            6
                                                              ----              ----          ----
                                                              $ 43              $ 38          $ 46
                                                              ====              ====          ====
--------------------------------------------------------------------------------------------------

        The components of the 1996 and 1995 postretirement benefit liability recognized in the Consolidated Balance Sheet are set forth below:

                                                                              1996            1995
--------------------------------------------------------------------------------------------------

Actuarial present value of postretirement
 benefit obligation
  Retirees..............................................................    $(288)          $(344)
  Fully eligible active plan participants...............................     (103)            (96)
  Other active plan participants........................................     (166)           (171)
                                                                            -----           -----
Accumulated postretirement benefit obligation...........................     (557)           (611)
Unrecognized prior service gain.........................................     (115)           (132)
Unrecognized net (gain)/loss............................................      (17)             68
                                                                            -----           -----

                                                                            $(689)          $(675)
                                                                            =====           =====
--------------------------------------------------------------------------------------------------

     The   discount   rate   assumptions   used  to  compute   the   accumulated
postretirement benefit obligation were 7.8% and 7.7% in 1996 and 1995, respectively.

     As a result of the plan amendments discussed above, separate assumed health care cost trend rates are used for employees who retire before and after the effective date of the amendments. The assumed health care cost trend rate for employees who retired before the effective date was 8.1% for 1997, declining gradually to 5.5% in 2010 and thereafter. For employees retiring after the effective date, the trend rate was 7.0% for 1997, declining to zero in 2004 and thereafter. A 1 point increase in the assumed health care cost trend rate would have increased the 1996 postretirement benefit expense by $2 million and would have increased the 1996 accumulated postretirement benefit obligation by $23 million.


Note 15 - PENSION PLANS

PepsiCo  sponsors   noncontributory   defined  benefit  pension  plans  covering
substantially all full-time U.S. employees as well as contributory and noncontributory defined benefit pension plans covering certain international employees. Benefits generally are based on years of service and compensation or stated amounts for each year of service. PepsiCo funds the U.S. plans in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for U.S. income tax purposes. International plans are funded in amounts sufficient to comply with local statutory requirements. The plans' assets consist principally of equity securities, government and corporate debt securities and other fixed-income obligations. The U.S. plans' assets included 12.2 million and 13.7 million shares of PepsiCo capital stock in 1996 and 1995, with a market value of $344 million and $350 million, respectively. In the interest of maintaining an appropriate level of diversification within the U.S. plans' asset portfolio, 1.5 million shares of PepsiCo capital stock were sold during the 1996 plan year to offset the large increase in market value of PepsiCo capital stock holdings relative to other portfolio assets. Dividends on PepsiCo capital stock of $5 million were received by the U.S. plans in both 1996 and 1995.


     The components of net pension expense for U.S. company-sponsored plans are set forth below:


                                                               1996            1995           1994
--------------------------------------------------------------------------------------------------

Service cost of benefits earned...........................    $  80           $  60          $  70
Interest cost on projected benefit
 obligation...............................................      110              92             84
Return on plan assets
  Actual (gain)/loss......................................     (192)           (338)            20
  Deferred gain/(loss)....................................       65             221           (131)
                                                              -----           -----          -----
                                                               (127)           (117)          (111)
Amortization of net transition gain.......................      (19)            (19)           (19)
Net other amortization....................................       12               5              9
                                                              -----           -----          -----
                                                              $  56           $  21          $  33
                                                              =====           =====          =====
--------------------------------------------------------------------------------------------------


     Reconciliations of the funded status of the U.S. plans to the pension liability recognized in the Consolidated Balance Sheet are set forth below:

                                              Assets Exceed                Accumulated Benefits
                                           Accumulated Benefits                Exceed Assets
                                               1996            1995            1996       1995
-----------------------------------------------------------------------------------------------

Actuarial present value of
 benefit obligation
  Vested benefits.........................  $(1,159)        $ (824)          $ (53)       $(270)
  Nonvested benefits......................     (154)          (110)             (5)         (30)
                                            -------         ------           -----        -----
Accumulated benefit
 obligation...............................   (1,313)          (934)            (58)        (300)
Effect of projected
 compensation increases...................     (175)          (155)            (80)         (78)
                                            -------         ------           -----        -----
Projected benefit obligation..............   (1,488)        (1,089)           (138)        (378)
Plan assets at fair value.................    1,547          1,152              17          267
                                            -------         ------           -----        -----
Plan assets in excess of
 (less than) projected
  benefit obligation......................       59             63            (121)        (111)
Unrecognized prior
 service cost.............................       65             37              23           51
Unrecognized net
 (gain)/loss .............................      (53)           (20)             38           34
Unrecognized net
 transition (gain)/loss...................      (35)           (51)              -           (3)
Adjustment required to
 recognize minimum liability..............       -               -               -          (26)
                                            -------         ------           -----        -----
Prepaid (accrued) pension
 liability................................  $    36         $   29           $ (60)       $ (55)
                                            =======         ======           =====        =====
-----------------------------------------------------------------------------------------------

The assumptions used to compute the U.S. information above are set forth below:

                                                                    1996          1995         1994
---------------------------------------------------------------------------------------------------

Expected long-term rate of return
 on plan assets...........................................         10.0%           10.0        10.0

Discount rate - projected benefit
 obligation...............................................          7.7%            7.7         9.0

Future compensation growth rate...........................       3.2%-6.6%       3.3-6.6      3.3-7.0
-----------------------------------------------------------------------------------------------------

                             F-25


        The    components   of   net   pension    expense   for    international
company-sponsored plans are set forth below:

                                                               1996            1995           1994
--------------------------------------------------------------------------------------------------

Service cost of benefits earned...........................     $ 13            $ 11           $ 15
Interest cost on projected benefit
 obligation...............................................       19              16             15
Return on plan assets
  Actual (gain)/loss......................................      (39)            (31)             8
  Deferred gain/(loss)....................................       10               6            (32)
                                                               ----            ----           ----
                                                                (29)            (25)           (24)
Net other amortization....................................        1               -              2
                                                               ----            ----           ----
                                                               $  4            $  2           $  8
                                                               ====            ====           ====
--------------------------------------------------------------------------------------------------


     Reconciliations of the funded status of the international plans to the pension liability recognized in the Consolidated Balance Sheet are set forth below:

                                              Assets Exceed                Accumulated Benefits
                                           Accumulated Benefits                Exceed Assets
                                             1996             1995           1996         1995
-----------------------------------------------------------------------------------------------

Actuarial present value of
 benefit obligation
  Vested benefits.........................  $(179)          $(144)           $(30)        $(34)
  Nonvested benefits......................     (5)             (2)             (4)          (1)
                                            -----           -----            ----         ----
Accumulated benefit
 obligation...............................   (184)           (146)            (34)         (35)
Effect of projected
 compensation increases...................    (34)            (23)            (13)         (12)
                                            -----           -----            ----         ----
Projected benefit obligation..............   (218)           (169)            (47)         (47)
Plan assets at fair value.................    289             235              17           18
                                            -----           -----            ----         ----
Plan assets in excess of
 (less than) projected
  benefit obligation......................     71              66             (30)         (29)
Unrecognized prior
 service cost.............................      4               3               -            -
Unrecognized net
 loss/(gain)..............................     24              16               5            4
Unrecognized net
 transition (gain)/loss...................     (1)             (1)              3            4
Adjustment required to
 recognize minimum
  liability...............................      -               -              (3)          (2)
                                            -----           -----            ----         ----
Prepaid (accrued) pension
 liability................................  $  98           $  84            $(25)        $(23)
                                            =====           =====            ====         ====
============================================================================================================


     The assumptions used to compute the international information above are set forth below:

                                                            1996             1995           1994
------------------------------------------------------------------------------------------------

Expected long-term rate of return
 on plan assets...........................................  11.4%            11.3           11.3

Discount rate - projected benefit
 obligation...............................................   8.4%             8.8            9.3

Future compensation growth rate...........................3.0%-10.5%        3.0-11.8      3.0-8.5
-------------------------------------------------------------------------------------------------

The discount rates and rates of return for the international plans represent weighted averages.

        In 1994, PepsiCo changed the method for calculating the market-related value of plan assets used in determining the return-on-assets component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. Under the previous accounting method, the calculation of the market-related value of assets reflected amortization of the actual capital return on assets on a straight-line basis over a five-year period. Under the new method, the calculation of the market-related value of assets reflects the long-term rate of return expected by PepsiCo and amortization of the difference between the actual return (including capital, dividends and interest) and the expected return over a five-year period. PepsiCo believes the new method is widely used in practice and is preferable because it results in calculated plan asset values that more closely approximate fair value, while still mitigating the effect of annual market-value fluctuations. This change resulted in a noncash benefit in 1994 of $38 million ($23 million after-tax or $0.01 per share) representing the cumulative effect of the change related to years prior to 1994.


Note 16 - INCOME TAXES

The details of the provision for income taxes on income before cumulative effect of accounting changes are set forth below:

                                                  1996          1995        1994
--------------------------------------------------------------------------------

Current:       Federal...................        $520          $ 706        $642
               Foreign...................         262            154         174
               State.....................         105             77         131
                                                 ----          -----        ----
                                                  887            937         947
                                                 ----          -----        ----
Deferred:      Federal..................          102            (92)        (64)
               Foreign...................         (55)           (18)         (2)
               State.....................         (36)            (1)         (1)
                                                 ----          -----        ----
                                                   11           (111)        (67)
                                                 ----          -----        ----
                                                 $898          $ 826        $880
                                                 ====          =====        ====
--------------------------------------------------------------------------------


     U.S. and foreign income before income taxes and cumulative effect of accounting changes are set forth below:

                                                1996            1995          1994
----------------------------------------------------------------------------------

U.S.........................................   $2,015         $1,792        $1,762
Foreign.....................................       32            640           902
                                               ------         ------        ------
                                               $2,047         $2,432        $2,664
                                               ======         ======        ======
----------------------------------------------------------------------------------

         PepsiCo operates centralized concentrate manufacturing facilities in Puerto Rico and Ireland under long-term tax incentives. The U.S. amount in the above table included approximately 73%, 70% and 50% in 1996, 1995 and 1994, respectively, (consistent with the income subject to U.S. tax) of the income from sales of concentrate manufactured in Puerto Rico. The increases in 1996 and 1995 reflected the effects of the 1993 U.S. Federal income tax legislation, which limited the U.S. Federal tax credit on income earned in Puerto Rico. See Management's Analysis - Provision for Income Taxes beginning on page 17 for a discussion of the reduction of the U.S. Federal tax credit associated with beverage concentrate operations in Puerto Rico.


        A reconciliation of the U.S. Federal statutory tax rate to PepsiCo's effective tax rate is set forth below:

                                                     1996        1995           1994
-------------------------------------------------------------------------------------

U.S. Federal statutory tax rate..................    35.0%       35.0%          35.0%
State income tax, net of Federal
   tax benefit...................................     2.8         2.0            3.2
Effect of lower taxes
 on foreign results (including
  Puerto Rico and Ireland).......................    (0.9)       (3.0)          (5.4)
Adjustment to the beginning-of-
 the-year deferred tax assets
  valuation allowance............................       -           -           (1.3)
Settlement of prior years'
 audit issues....................................    (2.4)       (4.1)             -
Effect of unusual impairment,
 disposal and other charges......................     8.9         1.4              -
Nondeductible amortization of
 U.S. goodwill...................................     1.1         1.0            0.8
Other, net.......................................    (0.6)        1.7            0.7
                                                     ----        ----           ----
Effective tax rate...............................    43.9%       34.0%          33.0%
                                                     ====        ====           ====
-------------------------------------------------------------------------------------

         In accordance with generally accepted accounting  principles,  deferred tax liabilities have not been recognized for bases differences that are essentially permanent in duration related to investments in foreign subsidiaries and unconsolidated affiliates. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $4.0 billion at year-end 1996 and $4.5 billion at year-end 1995, exclusive of amounts that if remitted in the future would result in little or no tax under current tax laws and the Puerto Rico tax incentive grant. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


         The details of the 1996 and 1995 deferred tax liabilities (assets) are set forth below:

                                                         1996                1995
-----------------------------------------------------------------------------------
Intangible assets other than
   nondeductible goodwill..........................   $ 1,635             $ 1,631
Property, plant and equipment......................       387                 496
Safe harbor leases.................................       143                 165
Zero coupon notes..................................       103                 100
Other..............................................       394                 257
                                                      -------             -------
Gross deferred tax liabilities.....................     2,662               2,649
                                                      -------             -------

Net operating loss carryforwards...................      (503)               (418)
Postretirement benefits............................      (254)               (248)
Casualty claims....................................      (123)               (119)
Various current liabilities
 and other.........................................      (749)               (790)
                                                      -------             -------
Gross deferred tax assets..........................    (1,629)             (1,575)
Deferred tax assets
 valuation allowance...............................       560                 498
                                                      -------             -------
Net deferred tax assets............................    (1,069)             (1,077)
                                                      -------             -------

Net deferred tax liability.........................   $ 1,593             $ 1,572
                                                      =======             =======

Included in
  Prepaid expenses, deferred income
     taxes and other current assets................   $  (185)            $  (313)
  Deferred income taxes............................     1,778               1,885
                                                      -------             -------
                                                      $ 1,593             $ 1,572
                                                      =======             =======
---------------------------------------------------------------------------------

     The valuation allowance related to deferred tax assets increased by $62 million in 1996 primarily due to additions related to current year operating losses and temporary differences in a number of foreign and state jurisdictions.
     Net operating loss carryforwards totaling $2.5 billion at year-end 1996 are available to reduce future tax of certain subsidiaries and are related to a number of foreign and state jurisdictions. Of these carryforwards, $21 million expire in 1997, $2.2 billion expire at various times between 1998 and 2010 and $291 million may be carried forward indefinitely.
     Tax benefits associated with exercises of stock options of $145 million in 1996, $91 million in 1995 and $27 million in 1994 were credited to shareholders' equity.


Note 17 - STOCK OFFERING BY AN UNCONSOLIDATED AFFILIATE

In 1993, PepsiCo entered into an arrangement with the principal shareholders of Buenos Aires Embotelladora S.A. (BAESA), a franchised bottler which currently has operations in Argentina, Brazil, Chile, Costa Rica and Uruguay, to form a joint venture. PepsiCo contributed certain assets, primarily bottling operations in Chile and Uruguay, while the principal shareholders contributed all of their shares in BAESA, representing 73% of the voting control and 43% of the ownership interest. Through this arrangement, PepsiCo's beneficial ownership in BAESA, which is accounted for by the equity method, was 26%. Under PepsiCo's partnership agreement with the principal shareholders of BAESA, voting control of BAESA will be transferred to PepsiCo no later than December 31, 1999.
        On March 24, 1994, BAESA completed a public offering of 3 million American Depositary Shares (ADS) at $34.50 per ADS, which are traded on the New York Stock Exchange. In conjunction with the offering, PepsiCo and certain other shareholders exercised options for the equivalent of 2 million ADS. As a result of these transactions, PepsiCo's ownership in BAESA declined to 24%. The transactions generated cash proceeds for BAESA of $136 million. The resulting one-time, noncash gain to PepsiCo was $18 million ($17 million after-tax or $0.01 per share).


Note 18 - CONTINGENCIES

PepsiCo is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on PepsiCo's annual results of operations or financial condition. PepsiCo was contingently liable under guarantees for $338 million and $283 million at year-end 1996 and 1995, respectively. At year-end 1996, $74 million represented contingent liabilities to lessors as a result of PepsiCo assigning its interest in real estate leases as a condition to the refranchising of company-operated restaurants. The $74 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at PepsiCo's pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $115 million. The balance of the contingent liabilities primarily reflected guarantees to support financial arrangements of certain unconsolidated affiliates, and other restaurant franchisees.


Note 19 - BUSINESS SEGMENTS

PepsiCo operates on a worldwide basis within three industry segments: beverages, snack foods and restaurants. However, as discussed in Note 21 and Management's Analysis - Restaurants beginning on page 26, PepsiCo announced in 1997 that it would pursue a spin off of its Pizza Hut, Taco Bell and KFC businesses to its shareholders as an independent publicly-traded company and explore the possibility that PFS would be sold separately. In addition, decisions were made in 1996 to sell PepsiCo's non-core U.S. restaurant businesses (see Note 3).

Beverages
---------
The beverage segment (beverages) markets and distributes its Pepsi-Cola, Diet Pepsi, Mountain Dew and other brands worldwide, and 7UP, Diet 7UP, Mirinda, Pepsi Max and other brands internationally. Beverages manufactures concentrates of its brands for sale to franchised bottlers worldwide. Beverages operates bottling plants and distribution facilities located in North America and in various International markets for the production and distribution of company-owned and licensed brands. Beverages also manufactures and distributes ready-to-drink Lipton tea products in North America.

     Beverages products are available in 191 countries and territories outside North America, including emerging markets such as China, the Czech Republic, Hungary, India, Poland, Russia and Slovakia. Principal International markets include Argentina, Brazil, China, Mexico, Saudi Arabia, Spain, Thailand and the U.K. Investments in unconsolidated affiliates are primarily in franchised bottling and distribution operations. Internationally, the largest investments in unconsolidated affiliates are GEMEX (Mexico), General Bottlers (Poland), Serm Suk (Thailand) and SOPRESA (Venezuela) as well as the aggregate of several investments in China. The primary investment in the U.S. is General Bottlers.

Snack Foods
-----------
The snack food segment (snack foods) manufactures, distributes and markets salty and sweet snacks worldwide, with Frito-Lay representing the North American business. Products primarily manufactured and distributed in North America include Lay's and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips, Chee.tos brand cheese flavored snacks, Rold Gold brand pretzels, a variety of dips and salsas and other brands. Low-fat and no-fat versions of several core brands are also manufactured and distributed in North America. Snack Foods products are available in 81 countries and territories outside North America. Principal International markets include Australia, Brazil, France, Mexico, the Netherlands, Poland, Spain and the U.K. International snack foods manufactures and distributes salty snacks in almost all countries and sweet snacks in certain countries, primarily in France, Mexico and Poland. Snack Foods has investments in several unconsolidated affiliates outside the U.S., the largest of which are Snack Ventures Europe (SVE), a joint venture with General Mills, Inc., which has operations on the continent of Europe, and an investment in Simba, a snack food operation in South Africa.

Restaurants
-----------
The restaurant segment (restaurants) is engaged principally in the operation, development, franchising and licensing of the worldwide Pizza Hut, Taco Bell and KFC concepts. Restaurants also operates other non-core U.S. businesses including CPK, Chevys, D'Angelo, ESM and HNN. PepsiCo Restaurant Services Group (PRSG), a new unit formed in 1996 which also includes the existing operations of PFS, PepsiCo's restaurant distribution operation, is responsible for the consolidation of many restaurants activities. The activities include licensing arrangements in non-traditional locations, real estate and asset management and accounting services for the U.S. operations in addition to worldwide procurement. PFS provides food, supplies and equipment to company-operated, franchised and licensed units, principally in the U.S. Net sales and the related estimated operating profit of PFS' franchisee and licensee operations have been included in U.S. restaurants results.
        Pizza Hut, Taco Bell and KFC operate throughout the U.S. Pizza Hut, KFC and, to a lesser extent, Taco Bell operate in 94 countries and territories outside the U.S. Principal international markets include Australia, Canada, Japan, Korea, Mexico, New Zealand, Spain and the U.K. Restaurants has
investments in several unconsolidated affiliates outside the U.S., the most significant of which are located in Japan and the U.K.

        Unallocated expenses, net included corporate headquarters expenses, minority interests, primarily in the Gamesa (Mexico) and Wedel (Poland) snack food businesses, foreign exchange translation and transaction gains and losses and other items not allocated to the business segments. Corporate identifiable assets consist principally of cash and cash equivalents and short-term investments, primarily held outside the U.S.
        PepsiCo has invested in about 85 unconsolidated affiliates in which it exercises significant influence but not control. As noted above, the investments are primarily international and principally within PepsiCo's three industry segments.
        PepsiCo's year-end investments in unconsolidated affiliates totaled $1.4 billion in 1996 and $1.6 billion in 1995. The decrease in 1996 reflected the unusual impairment, disposal and other charges of $256 million recorded by International beverages (see below) and the consolidation of CPK, previously an unconsolidated equity investment, at the end of the second quarter of 1996. Significant investments in unconsolidated affiliates at year-end 1996 included a combined $306 million in General Bottlers U.S. and Poland, $206 million in GEMEX, $140 million in a KFC Japan joint venture and $99 million in SVE.

ITEMS AFFECTING COMPARABILITY

UNUSUAL IMPAIRMENT, DISPOSAL AND OTHER CHARGES
Beverages and restaurants operating profit and equity (loss) income included $320 million, $246 million and $256 million, respectively, of unusual impairment, disposal and other charges in 1996. The charges included in beverages operating profit and equity (loss) income reflected impairment, disposal and other costs related to International investments in unconsolidated affiliates and concentrate-related and non-core assets as well as costs associated with a restructuring of International operations. The restaurants charge reflected management's decisions in 1996 to dispose of all of its non-core U.S. restaurant businesses: CPK, Chevys, D'Angelo, ESM and HNN. See
Note 3.
        PepsiCo adopted SFAS 121 as of the beginning of the fourth quarter of 1995. See Note 4. The initial, noncash charges reduced operating profit as follows:

                                                                           1995
                                                                           ----
                        Beverages..................................        $ 62
                        Snack Foods ...............................           4
                        Restaurants(a).............................         437
                                                                           ----
                        Combined Segments .........................         503
                        Equity (Loss) Income(b)....................          17
                                                                            ---
                                                                           $520

               (a) HNN and Chevys incurred $103 of this charge, with HNN responsible for almost all of the charge.
               (b)    Primarily related to CPK.
                                      F-32

        As a result of the reduced carrying amount of certain of PepsiCo's long-lived assets to be held and used in the business in connection with the 1995 adoption of SFAS 121, depreciation and amortization expense for the first three quarters of 1996 and the fourth quarter of 1995 was reduced by $46 million and $21 million, respectively, as follows:

                                           1996                  1995
                                           ----                  ----
Beverages                                   $ 6                   $ 4
Restaurants                                  40                    16
Equity (Loss) Income                          -                     1
                                            ---                   ---
                                            $46                   $21
                                            ===                   ===
RECURRING RESTAURANT IMPAIRMENT
Restaurants operating profit in 1996 included impairment charges of $62 million as a result of the ongoing application of SFAS 121 to long-lived assets held and used in the business. See Note 4.

NET REFRANCHISING GAINS
Restaurants operating profit in 1996 and 1995 included net gains of $99 million and $55 million, respectively, from refranchising of restaurants in excess of the cost of closing other restaurants. These gains compared to $10 million of costs in 1994 to close stores.

FISCAL YEAR
Fiscal year 1994 consisted of 53 weeks, and the years 1995 and 1996 consisted of 52 weeks. The fifty-third week increased 1994 consolidated net sales by an estimated $434 million and beverages, snack foods and restaurants net sales by $119 million, $143 million and $172 million, respectively. The fifty-third week increased 1994 consolidated operating profit by an estimated $65 million and beverages, snack foods and restaurants operating profit by $17 million, $26 million and $23 million, respectively, and increased unallocated expenses, net by $1 million.


--------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                (page 1 of 3)

--------------------------------------------------------------------------------

                                          1996          1995          1994

--------------------------------------------------------------------------------

NET SALES
Beverages                              $10,524       $10,382       $ 9,566
Snack Foods                              9,680         8,545         8,264
Restaurants                             11,441        11,328        10,521
                                       -------       -------       -------
                                       $31,645       $30,255       $28,351
                                       =======       =======       =======

OPERATING PROFIT (a)
Beverages                              $   890       $ 1,309       $ 1,217
Snack Foods                              1,608         1,432         1,377
Restaurants                                511           430           730
                                       -------       -------       -------
Combined Segments                        3,009         3,171         3,324

Equity (Loss) Income                      (266)           (3)           38

Unallocated
 Expenses, net                            (197)         (181)         (161)
                                       -------       -------       -------

Operating Profit                       $ 2,546       $ 2,987       $ 3,201
                                       =======       =======       =======

--------------------------------------------------------------------------------

(a) See Items Affecting Comparability beginning on page F-32.


---------------------------------------------------------------------------------------
GEOGRAPHIC AREAS (b)                                 (page 2 of 3)
---------------------------------------------------------------------------------------

                                                                 Net Sales
                                                  -------------------------------------
                                                  1996            1995             1994
---------------------------------------------------------------------------------------

Europe                                         $ 2,865         $ 2,783          $ 2,177
Canada                                           1,340           1,299            1,244
Mexico                                           1,334           1,228            2,023
Other                                            3,658           3,437            2,782
                                               -------         -------          -------
    Total International                          9,197           8,747            8,226
    United States                               22,448          21,508           20,125
                                               -------         -------          -------
Combined Segments                              $31,645         $30,255          $28,351
                                               =======         =======          =======
---------------------------------------------------------------------------------------

                                                    Segment Operating Profit (Loss)
                                                  -------------------------------------
                                                  1996(c)         1995(c)          1994
---------------------------------------------------------------------------------------

Europe                                         $   (90)        $   (65)         $    17
Canada                                             134              86               82
Mexico                                             116              80              261
Other                                              (73)            342              258
                                               -------         -------          -------
    Total International                             87             443              618
    United States                                2,922           2,728            2,706
                                               -------         -------          -------
Combined Segments                              $ 3,009         $ 3,171          $ 3,324
                                               =======         =======          =======
---------------------------------------------------------------------------------------

                                                            Identifiable Assets
                                                 --------------------------------------
                                                  1996            1995             1994
---------------------------------------------------------------------------------------

Europe                                         $ 3,159         $ 3,127          $ 3,062
Canada                                           1,354           1,344            1,342
Mexico                                             661             637              995
Other                                            2,628           2,629            2,196
                                               -------         -------          -------
    Total International                          7,802           7,737            7,595
    United States                               14,728          14,505           14,218
                                               -------         -------          -------
Combined Segments                               22,530          22,242           21,813
Investments in Unconsolidated
 Affiliates                                      1,375           1,635            1,295
Corporate                                          607           1,555            1,684
                                               -------         -------          -------

                                               $24,512         $25,432          $24,792
                                               =======         =======          =======
---------------------------------------------------------------------------------------

(b) The results of centralized concentrate manufacturing operations in Puerto Rico and Ireland have been allocated based upon sales to the respective geographic areas.
(c) The unusual impairment, disposal and other charges reduced combined segment operating profit by $822 (United States - $246, Europe - $69, Mexico - $4, Other - $503) in 1996 and $503 (United States - $302, Europe - $119, Mexico - $21, Canada - $30, Other - $31) in 1995 (see Items Affecting Comparability beginning on page F-32).


---------------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                                    (page 3 of 3)
---------------------------------------------------------------------------------------
                                                  1996            1995             1994
----------------------------------------------------------------------------------------
                                                      Amortization of Intangible Assets
                                               -----------------------------------------

Beverages                                      $   164         $   166          $   165
Snack Foods                                         41              41               42
Restaurants                                         96             109              105
                                               -------         -------          -------
                                               $   301         $   316          $   312
                                               =======         =======          =======
---------------------------------------------------------------------------------------
                                                        Depreciation Expense
                                               ----------------------------------------
Beverages                                      $   440         $   445          $   385
Snack Foods                                        346             304              297
Restaurants                                        546             579              539
Corporate                                            7               7                7
                                               -------         -------          -------
                                               $ 1,339         $ 1,335          $ 1,228
                                               =======         =======          =======
---------------------------------------------------------------------------------------
                                                        Identifiable Assets
                                               ----------------------------------------
Beverages                                      $ 9,816         $10,032          $ 9,566
Snack Foods                                      6,279           5,451            5,044
Restaurants                                      6,435           6,759            7,203
Investments in Unconsolidated
 Affiliates                                      1,375           1,635            1,295
Corporate                                          607           1,555            1,684
                                               -------         -------          -------
                                               $24,512         $25,432          $24,792
                                               =======         =======          =======
---------------------------------------------------------------------------------------
                                                    Capital Spending (d)
                                                    --------------------
Beverages                                      $   650         $   566          $   677
Snack Foods                                        973             769              532
Restaurants                                        665             750            1,072
Corporate                                            9              34                7
                                               -------         -------          -------
                                               $ 2,297         $ 2,119          $ 2,288
                                               =======         =======          =======

United States                                  $ 1,613         $ 1,496          $ 1,492
International                                      684             623              796
                                               -------         -------          -------
                                               $ 2,297         $ 2,119          $ 2,288
                                               =======         =======          =======
---------------------------------------------------------------------------------------
                                                  Acquisitions and Investments
                                                in Unconsolidated Affiliates (e)
                                             ------------------------------------------
Beverages                                      $    75         $   323          $   195
Snack Foods                                          -              82               12
Restaurants                                          1              70              148
                                               -------         -------          -------
                                               $    76         $   475          $   355
                                               =======         =======          =======

United States                                  $    16         $    73          $    88
International                                       60             402              267
                                               -------         -------          -------
                                               $    76         $   475          $   355
                                               =======         =======          =======
---------------------------------------------------------------------------------------

(d) Included immaterial, noncash amounts related to capital leases, largely in the restaurants segment.
(e) Included immaterial noncash amounts related to treasury stock and debt issued.


Note 20 - SELECTED QUARTERLY FINANCIAL DATA

($ in millions except per share amounts, unaudited)       (page 1 of 4)

                                                                                First Quarter
                                                                                   (12 Weeks)
                                                                          1996(a)             1995(a)
-----------------------------------------------------------------------------------------------------

Net sales........................................................    $   6,554               6,157
Gross profit.....................................................    $   3,348               3,135
Unusual impairment, disposal and other
  charges(b).....................................................    $      26                   -
Operating profit.................................................    $     706                 629
Net income.......................................................    $     394                 321
Net income per share.............................................    $    0.24                0.20
Cash dividends declared per share................................    $    0.10                0.09
Stock price per share(c)
  High...........................................................    $  33 3/8              20 1/2
  Low............................................................    $  27 1/2            16 15/16
  Close..........................................................    $  31 5/8             20 3/16
--------------------------------------------------------------------------------------------------

                                                                                Second Quarter
                                                                                   (12 Weeks)
                                                                           1996(a)            1995
--------------------------------------------------------------------------------------------------

Net sales........................................................    $   7,691               7,245
Gross profit.....................................................    $   3,995               3,694
Operating profit.................................................    $     986                 869
Net income ......................................................    $     583                 487
Net income per share.............................................    $    0.36                0.30
Cash dividends declared per share................................    $   0.115                0.10
Stock price per share (c)
  High...........................................................    $  34 1/2              24 1/2
  Low...........................................................     $29 11/16              19 1/2
  Close..........................................................    $  33 1/8             23 5/16
--------------------------------------------------------------------------------------------------

                                                                               Third Quarter
                                                                                 (12 Weeks)
                                                                           1996(a)           1995(a)
----------------------------------------------------------------------------------------------------

Net sales........................................................    $   7,867              7,648
Gross profit.....................................................    $   4,050              3,897
Unusual impairment, disposal and other
  charges(b).....................................................    $     390                  -
Operating profit.................................................    $     560              1,031
Net income ......................................................    $     144                617
Net income per share.............................................    $    0.09               0.39
Cash dividends declared per share................................    $   0.115               0.10
Stock price per share (c)
  High...........................................................    $  35 5/8             23 5/8
  Low............................................................    $  28 1/4           21 13/16
  Close..........................................................    $  28 3/8             22 7/8
-------------------------------------------------------------------------------------------------

($ in millions except per share amounts, unaudited)             (page 2 of 4)

                                                                               Fourth Quarter
                                                                                  (16 Weeks)
                                                                        1996(a)               1995(a)
-----------------------------------------------------------------------------------------------------

Net sales........................................................    $ 9,533                 9,205
Gross profit.....................................................    $ 4,869                 4,643
Unusual impairment, disposal and other
  charges(b).....................................................    $   406                   520
Operating profit.................................................    $   294                   458
Net income ......................................................    $    28                   181
Net income per share.............................................    $  0.03                  0.11
Cash dividends declared per share................................    $ 0.115                  0.10
Stock price per share (c)
  High...........................................................    $32 7/8                    29
  Low............................................................    $28 1/8                23 1/8
  Close..........................................................    $29 5/8              27 15/16
--------------------------------------------------------------------------------------------------

                                                                                  Full Year
                                                                                  (52 Weeks)
                                                                        1996(a)               1995(a)
-----------------------------------------------------------------------------------------------------

Net sales........................................................    $31,645                30,255
Gross profit.....................................................    $16,262                15,369
Unusual impairment, disposal and other
  charges(b).....................................................    $   822                   520
Operating profit.................................................    $ 2,546                 2,987
Net income.......................................................    $ 1,149                 1,606
Net income per share.............................................    $  0.72                  1.00
Cash dividends declared per share................................    $ 0.445                  0.39
Stock price per share (c)
  High...........................................................    $35 5/8                    29
  Low............................................................    $27 1/2              16 15/16
  Close..........................................................    $29 5/8              27 15/16
--------------------------------------------------------------------------------------------------

($ in millions except per share amounts, unaudited)              (page 3 of 4)

Notes:

(a) Included certain items affecting comparability as summarized below. Net refranchising gains represent gains from sales of restaurants to franchisees in excess of costs of closing other restaurants. The depreciation and amortization reduction for the first three quarters of 1996 arose from the adoption of SFAS 121, at the beginning of the fourth quarter of 1995, which reduced the carrying amount of certain long-lived assets to be held and used in the business (see Note 4). The restaurant impairment charges represent the ongoing application of SFAS 121 (see Note
      4).

                                                    1996                               1995
                                            ------------------------          ----------------------------

                                            Pre- After-    Per                 Pre-       After-      Per
                                            Tax   Tax     Share                Tax         Tax       Share
                                            ---   ---     -----                ---         ---       -----
    Net refranchising gains
      First quarter                         $ 46  $28       $0.02              $ 3        $ 2        $   -
      Second quarter                          38   25        0.01                -          -            -
      Third quarter                           25   15        0.01               (3)        (2)           -
      Fourth quarter                         (10)  (7)          -               55         29         0.02
                                            ----  ---       -----              ---        ---        -----
      Full year                             $ 99  $61       $0.04              $55        $29        $0.02
                                            ====  ===       =====              ===        ===        =====
    Depreciation and amorti-
     zation reduction
        First quarter                       $ 15  $10       $0.01
      Second quarter                          18   12           -
      Third quarter                           13    7        0.01
                                            ----  ---       -----
      Full year                             $ 46  $29       $0.02
                                            ====  ===       =====
    Restaurant impairment
     charges
      Second quarter                        $ 18  $12       $0.01
      Fourth quarter                          44   28        0.02
                                            ----  ---       -----
      Full year                             $ 62  $40       $0.03
                                            ====  ===       =====

                     Notes continued on next page

($ in millions except per share amounts, unaudited)            (page 4 of 4)


(b)  Included unusual impairment, disposal and other charges (see Note 3) as follows:

                                                  1996                              1995
                                         --------------------------        -------------------------

                                         Pre-     After-     Per             Pre-    After-    Per
                                         Tax      Tax        Share           Tax     Tax       Share
                                        -----     ------    ------           ----    -----     -----

      International beverages
        Impairment, disposal
          and other charges
         Third quarter                   $390     $376     $0.23
         Fourth quarter                    64       53      0.04
                                         ----     ----      ----
         Full year                       $454     $429     $0.27


        Restructuring
         Fourth quarter                  $122      $ 98    $0.06
                                         ----      ----    -----
         Full year                       $122      $ 98    $0.06


      Disposal of non-core
        restaurant businesses
         First quarter                   $ 26      $ 17    $0.01
         Fourth quarter                   220       172     0.11
                                         ----      ----    -----
         Full year                       $246      $189    $0.12


      Initial impact of
        adopting SFAS 121
         Fourth quarter                                                      $520    $384      $0.24
                                                                             ----    ----      -----
         Full year                                                           $520    $384      $0.24


      Total
         First quarter                   $ 26      $ 17    $0.01
         Third quarter                    390       376     0.23
         Fourth quarter                   406       323     0.21             $520    $384      $0.24
                                         ----      ----    -----             ----    ----      -----
         Full year                       $822      $716    $0.45             $520    $384      $0.24
                                         ====      ====    =====             ====    ====      =====

(c)   Represented  the  high,  low and  closing  prices  for a share of  PepsiCo capital stock on the New York Stock Exchange adjusted for the 1996 two-for-one stock split (see Note 1).

Note 21 - SUBSEQUENT EVENTS

In January 1997, PepsiCo announced that it would pursue a plan to spin off its restaurant businesses to its shareholders as an independent publicly- traded company. The new company will include both the U.S. and international operations of PepsiCo's core restaurant concepts - Pizza Hut, Taco Bell and KFC. PepsiCo is exploring the possibility that PFS, our restaurant distribution operation, will be sold separately. Subject to a tax ruling by the Internal Revenue Service that would allow the spin off to be tax free to shareholders, various regulatory approvals, appropriate stock market conditions for distribution, and final approval from PepsiCo's Board of Directors, PepsiCo expects to complete these activities by the end of 1997.

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

        Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 28, 1996 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
PepsiCo, Inc.


We have audited the accompanying consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 28, 1996. These consolidated financial statements are the responsibility of PepsiCo, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 1996, in conformity with generally accepted accounting principles.

        As discussed in Note 4 to the consolidated financial statements, PepsiCo, Inc. in 1995 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As discussed in Notes 15 and 13 to the consolidated financial statements, PepsiCo, Inc. in 1994 changed its method for calculating the market-related value of pension plan assets used in the determination of pension expense and adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," respectively.

/s/ KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
New York, New York
February 4, 1997

------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                         (Page 1 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------
                                                                             Growth Rates
                                                                ------------------------------------
                                                                   Compounded                 Annual
                                                               ------------------------       ---------

                                                               10-Year          5-Year          1-Year
                                                               1986-96          1991-96         1995-96

SUMMARY OF OPERATIONS
Net sales.................................................         13%              10%             5%
Operating profit..........................................         12%               4%           (15)%
Gain on stock offering by an
 unconsolidated affiliate (k).............................
Interest expense, net.....................................
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes                                      11%               4%           (16)%
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................          9%               1%           (28)%
Cumulative effect of accounting
 changes (l)..............................................
Net income................................................         10%               1%           (28)%
CASH FLOW DATA
Dividends paid............................................         15%              14%            13%
Free cash flow(m).........................................         18%              21%            41%
Share repurchases.........................................
Acquisitions and investments in
 unconsolidated affiliates................................
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................          9%               1%           (28)%
Cumulative effect of accounting
 changes (l)..............................................
Net income................................................         10%               1%           (28)%
Cash dividends declared...................................         16%              14%            14%
Book value per share at year-end..........................         13%               4%            (8)%
Market price per share at year-end........................         21%              12%             6%
Number of shares repurchased..............................
Shares outstanding at year-end............................
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................................
BALANCE SHEET
Total assets..............................................         12%               5%            (4)%
Long-term debt............................................         12%               2%            (1)%
Total debt (o)............................................         11%               1%            (8)%
Shareholders' equity......................................
STATISTICS
Return on average shareholders'
 equity (p)...............................................
Market net debt ratio (q).................................
Historical cost net debt ratio (r)........................
Employees.................................................          9%               7%              1%


------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                         (Page 2 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------

                                                               1996(a)(b)      1995(b)(c)        1994(d)(e)
------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Net sales.................................................  $31,645          30,255            28,351
Operating profit..........................................  $ 2,546           2,987             3,201
Gain on stock offering by an
 unconsolidated affiliate (k).............................        -              -                 18
Interest expense, net.....................................     (499)           (555)             (555)
                                                            -------         -------            ------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes.............................  $ 2,047           2,432             2,664
                                                            =======        ========            ======
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $ 1,149           1,606             1,784
Cumulative effect of accounting
 changes (l)..............................................  $     -               -               (32)
Net income................................................  $ 1,149           1,606             1,752
CASH FLOW DATA
Dividends paid............................................  $   675             599               540
Free cash flow(m).........................................  $ 1,544           1,095               710
Share repurchases.........................................  $ 1,651             541               549
Acquisitions and investments in
 unconsolidated affiliates................................  $    75             466               316
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $  0.72            1.00              1.11
Cumulative effect of accounting
 changes (l)..............................................  $     -               -             (0.02)
Net income................................................  $  0.72            1.00              1.09
Cash dividends declared...................................  $ 0.445            0.39              0.35
Book value per share at year-end..........................  $  4.29            4.64              4.34
Market price per share at year-end........................  $29 5/8        27 15/16            18 1/8
Number of shares repurchased..............................     54.2            24.6              30.0
Shares outstanding at year-end............................    1,545           1,576             1,580
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................................    1,606           1,608             1,608
BALANCE SHEET
Total assets..............................................  $24,512          25,432            24,792
Long-term debt............................................  $ 8,439           8,509             8,841
Total debt (o) ...........................................  $ 8,465           9,215             9,519
Shareholders' equity......................................  $ 6,623           7,313             6,856
STATISTICS
Return on average shareholders'
 equity (p)...............................................       16%             23                27
Market net debt ratio (q).................................       18%             18                26
Historical cost net debt ratio (r)........................       48%             46                49
Employees.................................................  486,000         480,000           471,000


------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                         (Page 3 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------
                                                                 1993(f)       1992(g)(h)        1991(i)
------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Net sales.................................................  $  24,935        21,885            19,218
Operating profit..........................................  $   2,907         2,371             2,112
Gain on stock offering by an
 unconsolidated affiliate (k).............................          -             -                 -
Interest expense, net.....................................       (484)         (472)             (452)
                                                            ---------       -------           -------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes.............................  $   2,423         1,899             1,660
                                                            =========       =======           =======
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $   1,588         1,302             1,080
Cumulative effect of accounting
 changes (l)..............................................  $       -          (928)                -
Net income................................................  $   1,588           374             1,080
CASH FLOW DATA
Dividends paid............................................  $     462           396               343
Free cash flow(m).........................................  $     653           824               593
Share repurchases.........................................  $     463            32               195
Acquisitions and investments in
 unconsolidated affiliates................................  $   1,011         1,210               641
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $    0.98          0.81              0.68
Cumulative effect of accounting
 changes (l) .............................................  $       -         (0.58)                -
Net income  ..............................................  $    0.98          0.23              0.68
Cash dividends declared...................................  $   0.305         0.255              0.23
Book value per share at year-end..........................  $    3.97          3.35              3.52
Market price per share at year-end........................  $20 15/16        21 1/8            16 7/8
Number of shares repurchased..............................       24.8           2.0              12.8
Shares outstanding at year-end............................      1,598         1,598             1,578
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................................      1,620         1,613             1,605
BALANCE SHEET
Total assets..............................................  $  23,706        20,951            18,775
Long-term debt............................................  $   7,443         7,965             7,806
Total debt (o) ...........................................  $   9,634         8,672             8,034
Shareholders' equity......................................  $   6,339         5,356             5,545
STATISTICS
Return on average shareholders'
 equity (p) ..............................................         27%           24                21
Market net debt ratio (q) ................................         22%           19                21
Historical cost net debt ratio (r) .......................         50%           49                51
Employees.................................................    423,000       372,000           338,000

------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                         (Page 4 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------

                                                               1990(j)       1989                1988(e)
------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Net sales.................................................  $17,516        15,049              12,381
Operating profit..........................................  $ 2,042         1,773               1,342
Gain on stock offering by an
 unconsolidated affiliate (k) ............................      118             -                   -
Interest expense, net.....................................     (506)         (433)               (222)
                                                            -------       -------             -------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes.............................  $ 1,654         1,340               1,120
                                                            =======       =======             =======
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $ 1,091           901                 762
Cumulative effect of accounting
 changes (l) .............................................  $     -             -                   -
Net income................................................  $ 1,077           901                 762
CASH FLOW DATA
Dividends paid............................................  $   294           242                 199
Free cash flow(m).........................................  $   561           672                 978
Share repurchases.........................................  $   148             -                  72
Acquisitions and investments in
 unconsolidated affiliates................................  $   631         3,297               1,416
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $  0.69          0.57                0.49
Cumulative effect of accounting
 changes (l) .............................................  $     -             -                   -
Net income................................................  $  0.68          0.57                0.49
Cash dividends declared...................................  $ 0.192          0.16               0.133
Book value per share at year-end..........................  $  3.11          2.46                2.01
Market price per share at year-end........................  $12 7/8      10 43/64               6 5/8
Number of shares repurchased..............................     12.6             -                12.4
Shares outstanding at year-end............................    1,577         1,582               1,577
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................................    1,597         1,592               1,580
BALANCE SHEET
Total assets..............................................  $17,143        15,127              11,135
Long-term debt............................................  $ 5,900         6,077               2,656
Total debt (o) ...........................................  $ 7,526         6,943               4,107
Shareholders' equity......................................  $ 4,904         3,891               3,161
STATISTICS
Return on average shareholders'
 equity (p) ..............................................       25%           26                  27
Market net debt ratio (q) ................................       24%           26                  24
Historical cost net debt ratio (r) .......................       51%           54                  43
Employees.................................................  308,000       266,000             235,000


------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                         (Page 5 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------

                                                                1987            1986
------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Net sales.................................................  $ 11,018           9,017
Operating profit..........................................  $  1,128             829
Gain on stock offering by an
 unconsolidated affiliate (k).............................         -               -
Interest expense, net.....................................      (182)           (139)
                                                            --------        --------
Income from continuing operations
 before income taxes and cumulative
 effect of accounting changes.............................  $    946             690
                                                            ========        ========
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $    605             464
Cumulative effect of accounting
 changes (l)..............................................  $      -               -
Net income................................................  $    595             458
CASH FLOW DATA
Dividends paid............................................  $    172             160
Free cash flow(m).........................................  $    418             301
Share repurchases.........................................  $     19             158
Acquisitions and investments in
 unconsolidated affiliates................................  $    372           1,680
PER SHARE DATA AND OTHER SHARE INFORMATION
Income from continuing operations
 before cumulative effect of
 accounting changes.......................................  $   0.39            0.30
Cumulative effect of accounting
 changes (l)..............................................  $      -               -
Net income................................................  $   0.38            0.29
Cash dividends declared...................................  $  0.112           0.105
Book value per share at year-end..........................  $   1.61            1.32
Market price per share at year-end........................  $5 41/64           4 3/8
Number of shares repurchased..............................       3.8            40.4
Shares outstanding at year-end............................     1,562           1,562
Average shares outstanding used to
 calculate income (charge) per
 share (n)................................................     1,579           1,573
BALANCE SHEET
Total assets..............................................  $  9,023           8,027
Long-term debt............................................  $  2,579           2,633
Total debt (o) ...........................................  $  3,225           2,865
Shareholders' equity......................................  $  2,509           2,059
STATISTICS
Return on average shareholders'
 equity (p) ..............................................       27%              24
Market net debt ratio (q) ................................       22%              28
Historical cost net debt ratio (r)........................       41%              46
Employees.................................................  225,000          214,000

                             F-48

-------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                        (Page 6 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------------------
        All share and per share amounts reflect a two-for-one stock split in 1996 and three-for-one stock splits in 1990 and 1986. Additionally, PepsiCo made numerous acquisitions in most years presented and a few divestitures in certain years. Such transactions did not materially affect the comparability of PepsiCo's operating results for the periods presented, except for certain large acquisitions made in 1986, 1988 and 1989 and the $246 ($189 after-tax or $0.12 per share) of charges included in 1996 as a result of the decisions made to dispose of PepsiCo's non-core U.S. restaurant businesses. See Note 3.

(a) Included unusual impairment, disposal and other charges of $822 ($716 after-tax or $0.45 per share). See Note 3. Also included the benefit of reduced depreciation and amortization expense for the first three quarters of 1996 of $46 ($29 after-tax or $0.02 per share) as a result of the initial impact of adopting SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" at the beginning of the fourth quarter of 1995. See (c) below.
(b)     Included a net   refranchising  gain of $99 ($61 after-tax or $0.04 per
        share) and $55 ($29 after-tax or $0.02 per share) in 1996 and 1995, re-spectively.
(c) Included the initial, noncash charge of $520 ($384 after-tax or $0.24 per share) upon adoption of SFAS 121 at the beginning of the fourth quarter. As a result of the reduced carrying amount of certain long-lived assets to be held and used in the business, depreciation and amortization expense for the fourth quarter was reduced by $21 ($15 after-tax or $0.01 per share). See Note 4.
(d) Included a benefit of changing to a preferable method for calculating the market-related value of plan assets in 1994, which reduced full-year pension expense by $35 ($22 after-tax or $0.01 per share).
(e) Fiscal years 1994 and 1988 each consisted of 53 weeks. Normally, fiscal years consist of 52 weeks; however, because the fiscal year ends on the last Saturday in December, a week is added every 5 or 6 years. The fifty-third week increased 1994 earnings by approximately $54 ($35 after-tax or $0.02 per share) and 1988 earnings by approximately $23 ($16 after-tax or $0.01 per share).
(f) Included a $30 charge ($0.02 per share) to increase net deferred tax liabilities as of the beginning of 1993 for a 1% statutory income tax rate increase due to 1993 U.S. Federal tax legislation.
(g) Included $193 ($129 after-tax or $0.08 per share) in unusual charges to reorganize and streamline worldwide beverages and certain International snack foods operations.
(h) Included increased postretirement benefits expense of $52 ($32 after-tax or $0.02 per share) as a result of adopting SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Included the impact of adopting SFAS 109, "Accounting for Income Taxes," which reduced pre-tax income by $21 and the provision for income taxes by $34.
(i) Included $170 in unusual charges ($120 after-tax or $0.07 per share) primarily to streamline operations in worldwide snack foods and KFC in the U.S.

--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                       (Page 7 of 7)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------------------

(j) Included $83 in unusual charges ($49 after-tax or $0.03 per share) for costs of closing restaurants, U.S. trade receivables exposures, accelerated contributions to the PepsiCo Foundation and a reduction in the carrying amount of an unconsolidated international Pizza Hut affiliate.
(k) The $18 gain ($17 after-tax or $0.01 per share) in 1994 arose from a public share offering by BAESA, an unconsolidated franchised bottling affiliate in South America. See Note 17. The $118 gain ($53 after-tax or $0.03 per share) in 1990 arose from an initial public offering of new shares by an unconsolidated KFC joint venture in Japan and a sale by PepsiCo of a portion of its shares.
(l) Represented the cumulative effect of adopting in 1994 SFAS 112, "Employers' Accounting for Postemployment Benefits," and changing to a preferable method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization (see Notes 13 and 15, respectively) and adopting in 1992 SFAS 106 ($575 ($357 after-tax or $0.22 per share)) and SFAS 109 ($571 tax charge ($0.35 per share)). Prior years were not restated for these changes in accounting.
(m) Defined as net cash provided by operating activities reduced by cash dividends paid and adjusted for the following investing activities: capital spending, refranchising of restaurants, sales of property, plant and equipment and other, net. Cash flows from other investing and financing activities, which are not presented, are an integral part of total cash flow activity.
(n)     See Net Income Per Share in Note 1.
(o) Total debt includes short-term borrowings and long-term debt, which for 1987 through 1990 included a nonrecourse obligation.
(p) The return on average shareholders' equity is calculated using income from continuing operations before cumulative effect of accounting changes.
(q) The market net debt ratio represents net debt as a percent of net debt plus the market value of equity, based on the year-end stock price. Net debt is total debt, which for this purpose includes the present value of long-term operating lease commitments, reduced by the pro forma remittance of investment portfolios held outside the U.S. For 1987 through 1990, total debt was also reduced by the nonrecourse obligation in the calculation of net debt.
(r) The historical cost net debt ratio represents net debt (see (q) above) as a percent of capital employed (net debt, other liabilities, deferred income taxes and shareholders' equity).

                                       PEPSICO, INC. AND SUBSIDIARIES

                         SCHEDULE   II-VALUATION  AND  QUALIFYING  ACCOUNTS  AND
                   RESERVES Years Ended December 28, 1996, December 30, 1995 and December 31, 1994
                                               (in millions)


                                                             Additions
                                    --------------------------------------------------------------
                                    Balance            Charged                  Deduct-   Balance
                                       at              to                        ions       at
                                    beginning          costs and       Other     from      end
                                    of year            expenses      additions  reserves  of year
                                  -----------          --------      ---------- --------  --------
                                                                       (1)       (2)


Deductions from assets:


1996
----
Allowance for
 doubtful accounts                   $ 150             $  62           $   9     $  38     $ 183
                                     =====             =====           =====     =====     =====


Valuation allowance for
 deferred tax assets                 $ 498             $  99           $  12     $  49     $ 560
                                     =====             =====           =====     =====     =====



1995
----
Allowance for
 doubtful accounts                   $ 151             $  49           $   6     $  56     $ 150
                                     =====             =====           =====     =====     =====


Valuation allowance for
 deferred tax assets                 $ 319             $ 150           $  29     $   -     $ 498
                                     =====             =====           =====     =====     =====


1994
----
Allowance for
 doubtful accounts                   $ 128             $  59           $   8     $  44     $ 151
                                     =====             =====           =====     =====     =====


Valuation allowance for
 deferred tax assets                 $ 249             $  69           $   1     $   -     $ 319
                                     =====             =====           =====     =====     =====


(1) Other additions to the allowances principally related to acquisitions and reclassifications.
(2)   Principally accounts written off.
                             F-51