Form 10-Q
period 1997-03-22
PEPSICO INC
filed 1997-05-05
CIK 77476

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 22, 1997  (12 Weeks)

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

YES   X    NO





Number of shares of Capital Stock outstanding as of April 18, 1997:
1,532,358,684
PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.


Part I         Financial Information:


                 Condensed Consolidated Statement of
                   Income - 12 weeks ended March 22,
                   1997 and March 23, 1996                    2

                 Condensed Consolidated Statement of
                   Cash Flows - 12 weeks ended
                   March 22, 1997 and March 23, 1996          3

                 Condensed Consolidated Balance Sheet -
                   March 22, 1997 and December 28, 1996     4-5

                 Notes to Condensed Consolidated
                   Financial Statements                     6-7

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition      8-18


                 Independent Accountants' Review Report      19


Part II        Other Information and Signatures           20-21


Exhibit 11     Computation of Net Income Per Share of
                 Capital Stock - Primary and Fully
                 Diluted                                  22-23

Exhibit 12     Computation of Ratio of Earnings to
                 Fixed Charges                               24

Exhibit 15     Letter from KPMG Peat Marwick LLP regarding
                 Unaudited Interim Financial Information
                 (Accountants' Acknowledgment)            25-26

Exhibit 27     Financial Data Schedule                       27













-1-
PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                               12 Weeks Ended
                                             3/22/97   3/23/96


Net Sales                                     $6,702    $6,554

Costs and Expenses, net
   Cost of sales                               3,257     3,206
   Selling, general and administrative
    expenses                                   2,617     2,549
   Amortization of intangible assets              62        67
   Unusual disposal charge                         -        26

Operating Profit                                 766       706

   Interest expense                             (123)     (141)
   Interest income                                13        23

Income Before Income Taxes                       656       588

Provision for Income Taxes                       229       194

Net Income                                    $  427    $  394

Net Income Per Share                          $ 0.27    $ 0.24

Cash Dividends Declared Per Share             $0.115    $ 0.10

Average Shares Outstanding Used
 To Calculate Net Income Per Share             1,583     1,619





See accompanying notes.
















-2-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)
                                                        12 Weeks Ended
                                                      3/22/97     3/23/96
Cash Flows - Operating Activities
   Net income                                           $  427      $ 394
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                        362        374
      Unusual disposal charge                                -         26
      Deferred income taxes                                  7          6
      Other noncash charges and credits, net                30         84
      Changes in operating working capital,
       excluding effects of acquisitions
        Accounts and notes receivable                       66         15
        Inventories                                         22         (6)
        Prepaid expenses, deferred income taxes and
         other current assets                             (201)       (73)
        Accounts payable and other current
         liabilities                                      (668)      (414)
        Income taxes payable                               155         62
         Net change in operating working capital          (626)      (416)
Net Cash Provided by Operating Activities                  200        468
Cash Flows - Investing Activities
   Capital spending                                       (360)      (370)
   Acquisitions and investments in unconsolidated
    affiliates                                               -        (14)
   Refranchising of restaurants                             40        101
   Sales of property, plant and equipment                   31         13
   Sales of businesses                                      72          3
   Short-term investments, by original maturity
      More than three months - purchases                   (25)       (24)
      More than three months - maturities                  114         45
      Three months or less, net                             (6)        33
   Other, net                                               27        (43)
Net Cash Used for Investing Activities                    (107)      (256)
Cash Flows - Financing Activities
   Proceeds from issuances of long-term debt                 -        606
   Payments of long-term debt                             (928)      (156)
   Short-term borrowings, by original maturity
      More than three months - proceeds                     37        248
      More than three months - payments                   (137)      (956)
      Three months or less, net                          1,117        482
   Proceeds from formation of a REIT                       296          -
   Cash dividends paid                                    (172)      (158)
   Share repurchases                                      (378)      (331)
   Proceeds from exercises of stock options                 72        110
   Other, net                                               (6)       (11)
Net Cash Used for Financing Activities                     (99)      (166)
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                      (1)        (1)
Net (Decrease) Increase in Cash and
   Cash Equivalents                                         (7)        45
Cash and Cash Equivalents - Beginning of year              447        382
Cash and Cash Equivalents - End of period                $ 440      $ 427

See accompanying notes.
-3-

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                    Unaudited
                                                      3/22/97  12/28/96
Current Assets
  Cash and cash equivalents                           $   440   $   447
  Short-term investments, at cost                         272       339
                                                          712       786
  Accounts and notes receivable, less
   allowance:  3/97 - $173, 12/96 - $183                2,344     2,516
  Inventories
    Raw materials and supplies                            487       571
    Finished goods                                        522       467
                                                        1,009     1,038
  Prepaid expenses, deferred income taxes and
   other current assets                                   987       799
      Total Current Assets                              5,052     5,139

Property, Plant and Equipment                          17,869    17,840
Accumulated Depreciation                               (7,747)   (7,649)
                                                       10,122    10,191

Intangible Assets, net                                  6,996     7,136

Investments in Unconsolidated Affiliates                1,364     1,375

Other Assets                                              626       671

        Total Assets                                  $24,160   $24,512











Continued on next page.












-4-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                Unaudited
                                                  3/22/97    12/28/96
Current Liabilities
  Accounts payable and other current
   liabilities                                    $ 4,279     $ 4,626
  Income taxes payable                                606         487
  Short-term borrowings                               486          26
     Total Current Liabilities                      5,371       5,139

Long-term Debt                                      7,951       8,439

Other Liabilities                                   2,568       2,533

Deferred Income Taxes                               1,778       1,778

Shareholders' Equity
  Capital stock, par value 1 2/3 cents
   per share:
    authorized 3,600 shares, issued 3/97
    and 12/96 - 1,726 shares                           29          29
  Capital in excess of par value                    1,220       1,201
  Retained earnings                                 9,434       9,184
  Currency translation adjustment                    (882)       (768)
                                                    9,801       9,646
  Less:  Treasury Stock, at Cost:
    3/97 - 187 shares, 12/96 - 181 shares          (3,309)     (3,023)
      Total Shareholders' Equity                    6,492       6,623

        Total Liabilities and
          Shareholders' Equity                    $24,160     $24,512





See accompanying notes.
















-5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Condensed Consolidated Balance Sheet at March 22, 1997 and the Condensed Consolidated Statements of Income and Cash Flows for the 12 weeks ended March 22, 1997 and March 23, 1996 have not been audited, but have been prepared in conformity with the accounting principles applied in our 1996 Annual Report on Form 10-K (Annual Report) for the year ended December 28, 1996. In our opinion, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year. Certain reclassifications were made to prior year's first quarter amounts to conform with the Annual Report presentation.

(2) The non-core U.S. restaurant businesses held for disposal contributed $103 million and $67 million to net sales in 1997 and 1996, respectively. Excluding the unusual disposal charge in 1996, operating results for the non-core U.S. restaurant businesses were $5 million of profit in 1997 compared to a $6 million loss in 1996.

(3) In the first quarter of 1997 we sold East Side Mario's (ESM), one of our non-core U.S. restaurant businesses, and our investment in a non-core International snack food joint venture with Gerber for $72 million. The proceeds from the sale of ESM approximated its carrying amount. The sale of the non-core investment resulted in a gain of $22 million ($2 million loss after-tax).

(4) Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. We do not expect the basic or diluted EPS measured under SFAS 128 to be materially different than our primary or fully-diluted EPS measured under APB No. 15. We will present both EPS measures on the face of the income statement.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February, 1997. We do not expect it to result in any substantive change in our disclosure.

(5) Significant debt repayments (exclusive of commercial paper), including the related effects of any interest rate and/or foreign currency swaps entered into concurrently with the debt, are listed below. As disclosed in our Annual Report, we enter into the swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing borrowing costs.





-6-
                                   Principal        Interest
                                                      Rate

12 weeks ended March 22, 1997:
                                     $678               *
                                      250              5.0%
                                     $928

Subsequent to March 22, 1997:
                                     $263               *
                                       15             14.0%
                                     $278



*    Variable rate debt indexed to either LIBOR or commercial paper rates.

(6) At March 22, 1997, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt", reflecting our intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis. At March 22, 1997, we had unused revolving credit facilities covering potential borrowings aggregating $3.5 billion of which $0.2 billion expire in January 2001 and $3.3 billion in 2002.

(7) Through the first quarter ended March 22, 1997, we repurchased 11.7 million shares of our capital stock at a cost of $378 million. For the period March 23, 1997 through May 1, 1997, we repurchased 9.0 million shares of our capital stock at a cost of $294 million.

(8)  Supplemental Cash Flow Information
     (in millions)                                     12 Weeks Ended
                                                     3/22/97    3/23/96
Cash Flow Data
   Interest paid                                       $127        $162
   Income taxes paid                                     70          61























-7-
MANAGEMENT'S ANALYSIS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION

In the following discussion, volume is the estimated dollar effect of the year-over-year change in case sales by company-owned bottling operations and concentrate unit sales to franchisees in beverages, pound or kilo sales of salty and sweet snacks in snack foods and customer transaction counts (i.e., same store sales excluding the impact of effective pricing) in restaurants. Effective net pricing includes price increases/decreases and the effect of product, package and country mix.
     Our beverages and snack foods segments are reported on a North American basis (U.S. and Canada combined) and an International basis (all other international) while the restaurants segment is reported on a U.S. and international basis.

Analysis of Consolidated Operations


Net Sales
                                 12 Weeks Ended
                                                    %
($ in millions)           3/22/97   3/23/96      Change

Net Sales                  $6,702     6,554        2
_______________________________________________________________________________

Worldwide net sales rose $148 million reflecting higher effective net pricing and net volume gains of $72 million. The higher effective net pricing was driven by worldwide snack foods and restaurants, partially offset by North American beverages. The volume gains were driven by worldwide snack foods and North American beverages, partially offset by declines in U.S. restaurants and International beverages. In addition, the increase in sales benefited from the consolidation of California Pizza Kitchen at the end of the second quarter of 1996. The sales growth rate was reduced by one point as a result of our strategy to reduce our ownership of the restaurant system through selling company-operated restaurants to franchisees (refranchising) and closing underperforming restaurants.


Cost of Sales
                                     12 Weeks Ended
($ in millions)                  3/22/97        3/23/96

Cost of sales                     $3,257         $3,206
As a percent of net sales           48.6%          48.9%
_______________________________________________________________________________

Cost of sales as a percent of net sales decreased primarily due to the impact of higher pricing in North American snack foods and higher effective net pricing in international restaurants, coupled with the lower packaging costs in North American beverages.








-8-

Selling, General and Administrative Expenses (S,G&A)

                                     12 Weeks Ended
($ in millions)                  3/22/97        3/23/96

SG&A                              $2,617         $2,549
As a percent of net sales           39.0%          38.9%
_______________________________________________________________________________

SG&A comprises selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income or loss from investments in unconsolidated affiliates. S&D grew faster than net sales, led by worldwide beverages. A&M declined due to reduced spending at International beverages. G&A grew significantly faster than sales driven by U.S. restaurants. Other income and expense included refranchising gains in excess of the costs of closing other restaurants (net refranchising gains) of $12 million ($7 million after-tax), compared to $46 million ($28 million after-tax or 0.02 per share) in 1996, and a 1997 gain of $22 million ($2 million loss after-tax) on a sale by International snack foods of a non-core joint venture investment. Equity income from our unconsolidated affiliates, compared to losses a year ago, primarily reflected the absence of losses from Buenos Aires Embotelladora S.A. (BAESA).

Amortization of intangible assets declined 7% to $62 million because we stopped amortizing intangible assets associated with our non-core U.S. restaurants in 1997 because they are being held for disposal. The impact of restaurant refranchisings, restaurant closures and recurring restaurant impairment charges taken in 1996 also reduced 1997 amortization expense. Amortization expense reduced net income per share by $0.03 in 1997 and 1996.


Unusual disposal charge of $26 million ($17 million after-tax or $0.01 per share) was associated with the 1996 decision to dispose of Hot'n Now.


Operating Profit
                          12 Weeks Ended
                                           %
($ in millions)     3/22/97   3/23/96   Change

Reported               $766      $706      8
Ongoing*               $766      $732      5

* Excluded the unusual disposal charge.
___________________________________________________________________________

Reported operating profit increased $60 million. Ongoing operating profit increased $34 million, primarily due to a combined ongoing segment operating profit increase of $40 million or 5%. The increase reflected volume gains of $24 million and higher franchise royalty revenues. The higher effective net pricing was substantially offset by increased costs. Ongoing segment operating profit growth was hampered by the lower net refranchising gains, partially offset by the gain on the sale of the non-core investment and the improved results from our unconsolidated



-9-
affiliates. Ongoing operating profit growth was moderated by increased net corporate costs, incurred primarily in connection with the pending spin-off of our core restaurant businesses.

Interest Expense, net
                                    12 Weeks Ended
                                                       %
($ in millions)             3/22/97      3/23/96     Change

Interest expense              $(123)       $(141)      (13)
Interest income                  13           23       (43)
  Interest expense, net       $(110)       $(118)       (7)
_______________________________________________________________________________

The decline in interest expense, net, primarily reflected the net impact of lower average debt levels and interest rates partially offset by lower investment levels. The lower investment and debt levels are due to a 1996 change in the tax law which eliminated a tax exemption on investment income in Puerto Rico effective for us December 1, 1996. Accordingly, as our investments matured in Puerto Rico, the proceeds were repatriated and used to reduce debt.


Provision for Income Taxes
                                12 Weeks Ended
($ in millions)               3/22/97    3/23/96

Provision for Income Taxes      $229        $194
  Effective tax rate            34.9%       33.0%
_____________________________________________________________________________

The 1997 effective tax rate of 34.9% is composed of a full-year forecasted tax rate of about 36%, partially offset in the quarter by a one-time benefit from the reversal of a prior year valuation allowance related to a foreign deferred tax asset. The increase in the full-year effective tax rate is due to a reduction in lower-taxed foreign earnings coupled with a significantly higher effective tax rate on those foreign earnings.

Net Income and Net Income Per Share
                                     12 Weeks Ended
($ in millions except                                %
 per share amounts)           3/22/97   3/23/96   Change
Reported
  Net Income                   $  427    $  394      8
  Net Income Per Share         $  .27    $  .24     13
Ongoing*
  Net Income                   $  427    $  411      4
  Net Income Per Share         $  .27    $  .25      8

Average Shares Outstanding
  Used to Calculate Net
  Income Per Share              1,583     1,619     (2)

* Excluded the unusual disposal charge.
 ______________________________________________________________________________



-10-
PEPSICO, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
Management Basis
($ in millions except per share amount, unaudited)

                          Net Sales              Operating Profit

                  12 Weeks Ended      %       12 Weeks Ended            %
                 3/22/97  3/23/96  Change    3/22/97  3/23/96 Change

Beverages (b)
-N.A. (c)         $1,591   $1,537     4         $264    $257       3
-Int'l               367      426   (14)         (27)    (10)     NM
                   1,958    1,963     -          237     247      (4)

Snack Foods
-N.A. (c)          1,521    1,428     7          289     252      15
-Int'l (d)           709      628    13           99      73      36
                   2,230    2,056     8          388     325      19

Restaurants (e)
-U.S. (f)          1,997    2,034    (2)         149     144       3
-Int'l               517      501     3           44      36      22
                   2,514    2,535    (1)         193     180       7

Combined segments $6,702   $6,554     2          818     752       9

Corporate (g)                                    (52)    (46)     13

Operating Profit                                $766    $706       8

NM - Not Meaningful

NOTES:

(a) This schedule should be read in conjunction with Management's Analysis beginning on page 12.
(b) Prior year's results have been restated to conform with the current year presentation.
(c)  North America is composed of operations in the U.S. and Canada.
(d) Included a gain in 1997 of $22 ($2 loss after-tax) from a sale of a non-core investment in a joint venture with Gerber.
(e)  Restaurant operating profit included the following:

                                       1997     1996
           Refranchising gains         $ 16     $ 46
           Store closure costs           (4)       -
            Net refranchising gains    $ 12     $ 46

           U.S.                        $ 13     $ 42
           International                 (1)       4
                                       $ 12     $ 46

(f) Included an unusual charge of $26 ($17 after-tax or $0.01 per share) in 1996 as a result of the decision to dispose of Hot'n Now.
(g) Includes corporate headquarters expenses, minority interests, foreign exchange translation and transaction gains and losses and other items reported in Corporate.
-11-

Segments Of The Business

Beverages

                               12 Weeks Ended
                                                 %
($ in millions)        3/22/97     3/23/96     Change

Net Sales
  N.A.                   $1,591     $1,537         4
  Int'l                     367        426       (14)
                         $1,958     $1,963         -

Operating Profit
  N.A.                   $  264     $  257         3
  Int'l                     (27)       (10)       NM
                         $  237     $  247        (4)

NM - Not Meaningful
____________________________________________________________________________

System bottler case sales (BCS) of Pepsi Corporate brands is our standard volume measure. It represents company-owned brands as well as brands we have the right to produce, distribute and market nationally, and includes sales of packaged products and fountain syrup by company-owned and franchised bottlers.


North America

Sales for the quarter rose $54 million. The increase reflected volume growth of $94 million, led by packaged products. This gain was partially offset by lower effective net pricing, primarily the result of price decreases in take-home packaged products.
     BCS increased 6% reflecting double-digit growth by Mountain Dew and a solid increase in Brand Pepsi. Alternative beverages (non-carbonated soft drink products), led by Aquafina bottled water and Lipton Brisk, grew at a strong double-digit rate. Our concentrate shipments to franchisees grew significantly slower than their BCS growth rate.
     Profit grew $7 million or 3% on top of 18% growth last year. The profit growth reflected volume gains of $53 million and lower packaging costs, partially offset by the lower effective net pricing and increased S&D. S&D grew faster than sales and volume due to wage increases. Increased A&M were fully offset by lower administrative expenses, primarily reflecting the benefit of lapping the 1996 costs incurred in connection with national initiatives to upgrade information systems. A&M grew faster than sales but increased in line with volume.


International
Sales declined $59 million due to lower volume of $37 million and unfavorable currency translation. The volume decline primarily reflected lower concentrate shipments to franchisees.
     BCS decreased 3%. Excluding the impact of the loss of our Venezuelan bottler in August 1996, BCS declined about a half of a point. A double-digit decline in South America was partially offset by strong double-digit growth in China. Our concentrate shipments to franchisees declined at a significantly greater rate than the decline in their BCS.

-12-
     Operating losses increased $17 million. The increase reflected the volume decline of $29 million and lapping a 1996 favorable settlement of a take-or-pay sales contract. These decreases were partially offset by reduced net equity losses from our unconsolidated affiliates, primarily the absence of losses from BAESA. Last year we recognized $8 million of equity losses from BAESA. In the current quarter, our fourth quarter 1996 restructuring generated about $4 million of the $50 million of savings expected in 1997.
     Beginning in 1997, we categorized Mexico as highly inflationary and, therefore, the U.S. dollar became the functional currency. Although difficult to measure, we believe the reported results of our operations in Mexico were not materially affected.















































-13-
Snack Foods

                                12 Weeks Ended
                                                  %
($ in millions)           3/22/97   3/23/96    Change

Net Sales
  N.A.                     $1,521    $1,428        7
  Int'l                       709       628       13
                           $2,230    $2,056        8

Operating Profit
  N.A.                     $  289    $  252       15
  Int'l                        99        73       36
                           $  388    $  325       19
___________________________________________________________________________

North America

Sales grew $93 million. The sales increase reflected volume growth of $50 million and higher pricing taken across all core brands in late 1996.
Sales increased in most core brands with low-fat and no-fat snacks accounting for about 30% of the sales growth.
     Pound volume advanced 4%. Low-fat and no-fat snacks contributed over 35% of the growth. Core brand growth, excluding their low-fat and no-fat versions, was led by strong double-digit growth in Lay's brand potato chips and Tostitos brand tortilla chips.
     Profit grew $37 million. The profit increase reflected the higher pricing, lower promotional price allowances and merchandising support and volume growth of $24 million. These gains were partially offset by increased manufacturing costs, S&D and administrative expenses. The increased manufacturing costs reflected higher capacity costs partially offset by lower packaging and commodity prices. An increased number of delivery routes over the prior year drove S&D, although S&D declined as a percentage of sales compared to 1996 as we improved system efficiency. Administrative expenses increased as a percentage of sales, reflecting a significant increase in investment spending to improve manufacturing and delivery systems. Advertising and marketing expenses were unchanged for the quarter.


International

Sales increased $81 million. The sales increase reflected higher effective net pricing, volume growth of $22 million and a favorable translation of the British Pound.
     Kilo growth is reported on a systemwide basis, which includes both consolidated businesses and unconsolidated affiliates operating for at least one year. Salty snack kilos rose 10%, while sweet snack kilos declined 12%.
     Operating profit increased $26 million or 36% reflecting the $22 million gain on the sale of an investment in a non-core Mexican joint venture with Gerber. The impact of the higher effective net pricing and volume gains of $5 million slightly exceeded inflation-driven cost increases, primarily in Mexico.
     Beginning in 1997, we categorized Mexico as highly inflationary and, therefore, the U.S. dollar became the functional currency. Although difficult to measure, we believe the reported results of our Mexican operations were not materially affected.

-14-
Restaurants

The unit activity and operating results presented below include both the U.S. and international operations of Pizza Hut, Taco Bell and KFC. In addition, the U.S. information includes our non-core restaurant businesses consisting of California Pizza Kitchen (CPK), Chevys, D'Angelo Sandwich Shops (D'Angelo), East Side Mario's (ESM) (through February 19, 1997, see
Note 3) and Hot'n Now (HNN) units. PepsiCo Food Systems is included in our U.S. operating results.

                          1997 Restaurant Unit Activity
                        Company-Operated and Joint Venture

                         U.S.  International    Worldwide

December 28, 1996       9,662*      3,520         13,182
 New Builds &
  Acquisitions             32          40             72
 Refranchising &
  Licensing               (82)         (7)           (89)
 Closures                (244)        (24)          (268)
 Divestiture of ESM       (14)          -           ( 14)
March 22, 1997          9,354*      3,529         12,883

Units as a percent of
  the total system
 December 28, 1996         46%         41%           45%
 March 22, 1997            45%         41%           44%

* Non-core restaurant units were 296 and 284 at December 28, 1996 and March 22, 1997, respectively.
___________________________________________________________________________
As a result of the above unit activity, coupled with net new points of distribution by our franchisees and licensees, our overall ownership percentage of total system units declined to 44% at the end of the quarter, driven by declines in the U.S. Total system units declined less than half a point from the end of 1996.

Operating Results
                                12 Weeks Ended
                                                  %
($ in millions)           3/22/97   3/23/96    Change

Net Sales
  U.S.                     $1,997    $2,034       (2)
  Int'l                       517       501        3
                           $2,514    $2,535       (1)

Operating Profit
 Reported
  U.S.                     $  149    $  144        3
  Int'l                        44        36       22
                           $  193    $  180        7
 Ongoing*
  U.S.                     $  149    $  170      (12)
  Int'l                        44        36       22
                           $  193    $  206       (6)

* Excluded a $26 charge in 1996 related to the decision to dispose of HNN.
___________________________________________________________________________
-15-
U.S.

Sales decreased $37 million. The decrease was driven by fewer company-operated units and reduced sales of $78 million as a result of our strategic initiative to refranchise units and close underperforming units. This decrease was partially offset by a $37 million increase in our non-core restaurant businesses, primarily as a result of the consolidation of CPK at the end of the second quarter of 1996. Combined same store sales were not a factor in the total sales decline as transaction declines of $54 million, primarily due to lapping the first quarter 1996 introduction of Triple Decker Pizza, were offset by higher effective net pricing.
     Same store sales at Pizza Hut decreased 8% reflecting fewer customer transactions. Same store sales increased 4% at Taco Bell reflecting the very successful Star Wars promotion, mix shifts into higher-priced products such as Border Select Combos and Fajita Wraps and higher pricing taken in late 1996. Same store sales at KFC also increased 4% due to the favorable impact of core products.
     Reported operating profit increased $5 million. Ongoing operating profit decreased $21 million due to lower net refranchising gains of $29 million, as summarized below, and increased labor costs. The increased labor costs were due to national customer service improvement initiatives and increased wages and benefits. The above effects were partially offset by the effect of combined same store sales, reflecting higher effective net pricing partially offset by transaction declines of $28 million, and income in our U.S. non-core restaurant businesses in 1997 compared to losses in 1996. About half of the improvement in our U.S. non-core restaurant businesses was due to stopping depreciation and amortization expense in 1997 because these businesses are being held for sale.

                                   Net Refranchising Gains/(Losses)

                                            12 Weeks Ended
($ in millions)                     3/22/97    3/23/96    Change

Refranchising gains                   $ 16        $ 44     $ (28)
Store closure costs                     (3)         (2)       (1)
                                      $ 13        $ 42     $ (29)

International

Sales increased $16 million due to higher effective net pricing, net additional company-operated units of $16 million and increased franchise royalty revenues. Sales growth was hampered by the effect of one less accounting period for Canada and Korea in 1997 to facilitate the quarterly closing process.
     Operating profit increased $8 million, reflecting the increased franchise royalty revenues. The positive impact of higher effective net pricing and net increases in company units of $4 million were offset by higher store operating costs, led by labor, and lower net refranchising gains of $5 million, as summarized below:

                                   Net Refranchising Gains/(Losses)

                                          12 Weeks Ended
($ in millions)                     3/22/97    3/23/96    Change

Refranchising gains                   $  -        $  2     $  (2)
Store closure costs                     (1)          2        (3)
                                      $ (1)       $  4     $  (5)
     -16-
Cash Flows and Financial Condition


Please refer to our 1996 Annual Report on Form 10-K for information regarding our liquidity.


Net cash provided by operating activities decreased $268 million or 57% to $200 million. The decrease reflected an increase in operating working capital cash outflows of $210 million and a $58 million decline in income before noncash charges and credits. The increased cash used for operating working capital primarily reflected a greater reduction in Accounts payable and other current liabilities and a larger increase in Prepaid expenses, deferred income taxes and other current assets. The change in Accounts payable and other current liabilities was driven primarily by timing of payments. The increase in Prepaid expenses, deferred income taxes and other current assets reflected a 1997 premium prepayment for U.S. casualty insurance. A comparable premium prepayment was not made in 1996 because we were largely self-insured. These cash outflows were partially offset by faster growth in Income taxes payable.

Net cash used for investing activities decreased $149 million or 58% to $107 million. The decline primarily reflected increased proceeds of $69 million in 1997 from the sale of businesses and a $70 million favorable swing in Other, net, composed of many small individual items. Lower proceeds from refranchising of restaurants of $61 million were offset by increased proceeds from other investing activities.

Net cash used for financing activities declined $67 million or 40% to $99 million. We received cash proceeds of $296 million from the sale of preferred stock in a real estate investment trust (REIT) we established in 1997. These proceeds were partially offset by reduced proceeds from net debt activities of $135 million and from other financing activities.


     Our share repurchase activity was as follows:

                                   12 Weeks Ended
($ and shares in millions)    3/22/97        3/23/96

Cost                            $ 378         $ 331
Number of shares repurchased     11.7          10.8
% of shares outstanding at
 beginning of year                 .8%           .7%
















-17-
Free cash flow is the primary measure we use internally to evaluate our cash flow performance.

                                         12 Weeks Ended
($ in millions)                         3/22/97   3/23/96

Net cash provided by operating
   activities                             $ 200     $ 468
Cash dividends paid                        (172)     (158)
Investing activities
  Capital spending                         (360)     (370)
  Sales of businesses                        72         3
  Refranchising of restaurants               40       101
  Sales of property, plant and
   equipment                                 31        13
  Other, net                                 27       (43)
Free cash flow                            $(162)       14

     Free cash flow decreased $176 million, primarily reflecting the decline in net cash provided by operating activities partially offset by the favorable swing in Other, net.

     Our negative operating working capital position, which reflects the cash sales nature of our restaurant operations partially offset by our more working capital intensive packaged goods businesses, effectively provides additional capital for investment. Operating working capital, which excludes short-term investments and short-term borrowings, was a negative $105 million and $313 million at the end of the first quarter of 1997 and year-end 1996, respectively. The $208 million decline was primarily due to increased investments in working capital by North American beverages, worldwide restaurants and worldwide snack foods. The increase was primarily due to the U.S. prepaid casualty insurance premium coupled with a reduction in other current liabilities, primarily reflecting reduced promotions by North American beverages. These investments in working capital were partially offset by the minority interest associated with the REIT (see Cash Flow - Financing Activities on page 17) and increased Income taxes payable.


Cautionary Statement
From time to time, in written reports and oral statements, we discuss our expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected.

<audit-report>
Independent Accountants' Review Report


The Board of Directors
PepsiCo, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of March 22, 1997 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 22, 1997 and March 23, 1996. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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



KPMG Peat Marwick LLP
New York, New York
April 29, 1997



-19-
</audit-report>

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


          (b) Reports on Form 8-K

             We filed a Current Report on Form 8-K dated January 24, 1997 which among other items announced a plan to spin off our restaurant businesses to our shareholders as an independent publicly-traded company.

             We filed a Current Report on Form 8-K dated February 4, 1997 attaching our 1996 earnings release of February 4, 1997.



























-20-



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)







Date   May 5, 1997                      Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date   May 5, 1997                      Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary