Form 10-Q
period 1997-06-14
PEPSICO INC
filed 1997-07-29
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 14, 1997  (12 and 24 Weeks Ended)

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

YES   X    NO



Number of shares of Capital Stock outstanding as of July 11, 1997:
1,530,535,858

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                           Page No.

Part I         Financial Information

                 Condensed Consolidated Statement of
                   Income - 12 and 24 weeks ended
                   June 14, 1997 and June 15, 1996              2

                 Condensed Consolidated Statement of
                   Cash Flows - 24 weeks ended
                   June 14, 1997 and June 15, 1996              3

                 Condensed Consolidated Balance Sheet -
                   June 14, 1997 and December 28, 1996        4-5

                 Notes to Condensed Consolidated              6-8
                   Financial Statements

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition        9-25

                 Independent Accountants' Review Report        26


Part II        Other Information and Signatures             27-29





























-1-
PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)


                                 12 Weeks Ended         24 Weeks Ended
                                6/14/97   6/15/96     6/14/97   6/15/96

Net Sales                        $7,707    $7,691     $14,409   $14,245

Costs and Expenses, net
  Cost of sales                   3,641     3,696       6,898     6,902
  Selling, general and
   administrative expenses        2,940     2,939       5,579     5,488
  Amortization of intangible
   assets                            67        70         129       137
  Unusual items                    (135)        -        (157)       26

Operating Profit                  1,194       986       1,960     1,692

   Interest expense                (129)     (141)       (252)     (282)
   Interest income                   14        25          27        48

Income Before Income Taxes        1,079       870       1,735     1,458

Provision for Income Taxes          423       287         652       481

Net Income                       $  656    $  583     $ 1,083   $   977

Net Income Per Share             $ 0.42    $ 0.36     $  0.69   $  0.60

Cash Dividends Declared
 Per Share                       $0.125    $0.115     $ 0.240   $ 0.215

Average Shares Outstanding
 Used To Calculate Net
 Income Per Share                 1,575     1,613       1,579     1,616


See accompanying notes.
















-2-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)
                                                        24 Weeks Ended
                                                       6/14/97    6/15/96
Cash Flows - Operating Activities
   Net income                                           $1,083     $  977
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                        748        767
      Noncash portion of unusual charges                   259         26
      PFS gain                                            (500)         -
      Deferred income taxes                                137         12
      Other noncash charges and credits, net                32        166
      Changes in operating working capital,
       excluding effects of acquisitions and
       dispositions
        Accounts and notes receivable                     (324)      (421)
        Inventories                                        (60)      (135)
        Prepaid expenses, deferred income taxes and
         other current assets                             (184)      (132)
        Accounts payable and other current
         liabilities                                      (288)      (204)
        Income taxes payable                               198         17
         Net change in operating working capital          (658)      (875)
Net Cash Provided by Operating Activities                1,101      1,073
Cash Flows - Investing Activities
   Capital spending                                       (796)      (960)
   Acquisitions and investments in unconsolidated
    affiliates                                             (18)       (28)
   Refranchising of restaurants                            384        200
   Sales of businesses                                     176          3
   Sales of property, plant and equipment                   56         32
   Short-term investments, by original maturity
      More than three months - purchases                   (86)       (87)
      More than three months - maturities                   89        110
      Three months or less, net                            (26)        65
   Other, net                                              (36)       (82)
Net Cash Used for Investing Activities                    (257)      (747)
Cash Flows - Financing Activities
   Proceeds from issuances of long-term debt                 -      1,286
   Payments of long-term debt                           (1,469)      (454)
   Short-term borrowings, by original maturity
      More than three months - proceeds                     57        412
      More than three months - payments                   (130)    (1,218)
      Three months or less, net                          1,747        518
   Proceeds from formation of REIT                         296          -
   Cash dividends paid                                    (342)      (315)
   Share repurchases                                      (890)      (725)
   Proceeds from exercises of stock options                160        162
   Other, net                                                8        (22)
Net Cash Used for Financing Activities                    (563)      (356)
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                       4         (2)
Net Increase (Decrease) in Cash and
   Cash Equivalents                                        285        (32)
Cash and Cash Equivalents - Beginning of year              447        382
Cash and Cash Equivalents - End of period              $   732      $ 350
 See accompanying notes.
-3-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                   Unaudited
                                                     6/14/97   12/28/96
Current Assets
  Cash and cash equivalents                          $   732    $   447
  Short-term investments, at cost............            379        339
                                                       1,111        786
  Accounts and notes receivable, less
    allowance: 6/97 - $150, 12/96 - $183               3,275      2,516

  Inventories
    Raw materials and supplies                           531        571
    Finished goods                                       411        467
                                                         942      1,038

  Prepaid expenses, deferred income taxes and
   other current assets                                  982        799
      Total Current Assets                             6,310      5,139

Property, Plant and Equipment                         17,337     17,840
Accumulated Depreciation                              (7,554)    (7,649)
                                                       9,783     10,191

Intangible Assets, net                                 6,865      7,136

Investments in Unconsolidated Affiliates               1,334      1,375

Other Assets                                             612        671

        Total Assets                                 $24,904    $24,512








Continued on next page.











-4-
 PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                Unaudited
                                                  6/14/97    12/28/96
Current Liabilities
  Accounts payable and other current
   liabilities                                    $ 4,783     $ 4,626
  Income taxes payable                                602         487
  Short-term borrowings                             1,004          26
     Total Current Liabilities                      6,389       5,139

Long-term Debt                                      7,519       8,439

Other Liabilities                                   2,594       2,533

Deferred Income Taxes                               1,782       1,778

Shareholders' Equity
  Capital stock, par value 1 2/3 cents
   per share:
    authorized 3,600 shares, issued 6/97
    and 12/96 - 1,726 shares                           29          29
  Capital in excess of par value                    1,267       1,201
  Retained earnings                                 9,899       9,184
  Currency translation adjustment                    (878)       (768)
                                                   10,317       9,646
  Less:  Treasury Stock, at Cost:
    6/97 - 196 shares, 12/96 - 181 shares          (3,697)     (3,023)
      Total Shareholders' Equity                    6,620       6,623

        Total Liabilities and
          Shareholders' Equity                    $24,904     $24,512






See accompanying notes.












-5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Our Condensed Consolidated Balance Sheet at June 14, 1997 and the Condensed Consolidated Statement of Income for the 12 and 24 weeks ended June 14, 1997 and June 15, 1996 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 14, 1997 and June 15, 1996 have not been audited, but have been prepared in conformity with the accounting principles applied in our 1996 Annual Report on Form 10-K (Annual Report) for the year ended December 28, 1996. In our opinion, this information includes all material adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year. Certain reclassifications were made to prior year amounts to conform with the current presentation.

(2)  Unusual items were composed of the following:

                                            6/14/97            6/15/96
($ in millions)                       12 Weeks   24 Weeks     24 Weeks
                                        Ended     Ended        Ended
Gain on sale of PepsiCo Food
 Systems (PFS)                        $ (500)    $ (500)
Net charges for decisions to:
  Dispose of assets                      247        225       $   26
  Improve worldwide Snack Foods
    productivity                          82         82
  Strengthen International bottler
    structure                             36         36
Net (gain)/loss                       $ (135)    $ (157)      $   26
  After-tax                           $  (32)    $  (30)      $   17
  Per share                           $(0.02)    $(0.02)      $(0.01)

We sold PFS, our restaurant supply distribution business, to AmeriServe Food Distribution, Inc. (a subsidiary of Holberg Industries), for approximately $830 million, subject to certain future adjustments. Consideration was received in the form of a note, payable early in the third quarter of 1997. The sale resulted in a second quarter gain of $500 million ($307 million after-tax or $0.19 per share). The note plus interest was paid in the third quarter.
















-6-

(3)  During the quarter we recorded the following impairment charges:

($ in millions)               Disposal       Recurring      Total

Beverages
 North America                 $ 52             $ -         $ 52
 International                  119               -          119

Snack Foods
 North America                    8               -            8
 International                   41               -           41

Restaurants
 United States                   39              39           78
                               $259(a)          $39(b)      $298

(a)  Included in Unusual items in the Condensed Consolidated Statement of
     Income.
(b) Included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Income.

Disposals

The impairment charges reflected adjustments to reduce the carrying amounts of International Beverages and non-core U.S. restaurant businesses and other assets to fair market value, less estimated costs of disposal.

     The adjustments to the carrying amounts were primarily based on internal estimates. However, the U.S. restaurants charge of $39 million, which related to the five non-core U.S. restaurant businesses, considered the actual selling prices of three businesses. Considerable management judgment is necessary to estimate fair market value. Accordingly, actual results could vary significantly from such estimates.

     As of June 14, 1997, the remaining carrying amount of the net assets held for disposal was $274 million. We anticipate that the balance of the non-core U.S. restaurant businesses will be sold by the end of 1997 and the International Beverage businesses and other assets will be disposed of in 1998.

     Year-to-date, we sold three of our non-core U.S. restaurant businesses (Chevys, East Side Mario's (ESM) and Hot'n Now (HNN). These disposals generated cash proceeds of $91 million. The non-core U.S. restaurant businesses sold or held for disposal contributed the following:

                             12 Weeks Ended           24 Weeks Ended_
($ in millions)           6/14/97     6/15/96       6/14/97    6/15/96

Net Sales                     $88         $74          $191       $141
Net Income/(Loss)             $ 4         $(2)         $  6       $ (7)






-7-
Recurring

Recurring impairment charges of $39 million were recorded to reduce the carrying amounts of certain restaurants to be held and used. These charges resulted from the semi-annual impairment evaluations of all restaurants that either initially met the "two-year history of operating losses" impairment indicator that we use to identify potentially impaired restaurants or were previously evaluated for impairment and, due to changes in circumstances, a current forecast of future cash flows would be expected to be significantly lower than the forecast used in the prior evaluation.


(4) Significant debt repayments (exclusive of commercial paper) during the quarter, including the related effects of any interest rate and/or foreign currency swaps entered into concurrently with the debt, were:

                       Principal     Interest
                      (in millions)   Rate

                         $263           *
                          250          6.9%
                           15         14.0%
                         $528

*    Variable rate debt indexed to either LIBOR or commercial paper rates.

(5) At June 14, 1997, $3.5 billion of short-term borrowings were included in the Condensed Consolidated Balance Sheet under the caption "Long-term Debt", reflecting our intent and ability, through the existence of unused revolving credit facilities, to refinance these borrowings on a long-term basis.

(6) Through the 24 weeks ended June 14, 1997, we repurchased 26.7 million shares of our capital stock at a cost of $890 million. From June 15, 1997 through July 18, 1997, we repurchased 9.2 million shares at a cost of $352 million.

(7)  Supplemental Cash Flow Information

     ($ in millions)                                    24 Weeks Ended
                                                    6/14/97      6/15/96
Interest paid                                          $260         $315
Income taxes paid                                      $219         $409














-8-
MANAGEMENT'S ANALYSIS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION


In the following discussion, volume is the estimated dollar effect of the year-over-year change in case sales by company-owned bottling operations and concentrate unit sales to franchisees in Beverages, pound or kilo sales of salty and sweet snacks in Snack Foods and customer transaction counts (i.e., same store sales excluding the impact of effective net pricing) in Restaurants. Effective net pricing includes price increases/decreases and the effect of product, package and country mix.

     Our Beverages and Snack Foods segments are reported on a North American basis (U.S. and Canada combined) and an International basis (all other international) while the Restaurants segment is reported on a U.S. and international basis.


Analysis of Consolidated Operations

Net sales rose $16 million in the quarter and $164 million or 1% year-to-date. The increases reflected net volume gains and higher effective net pricing partially offset by the effect of fewer company-operated U.S. restaurants and an unfavorable currency translation impact. The sales growth rate for both the quarter and year-to-date was reduced by one point as a result of our initiative to reduce our ownership of the restaurant system through selling company-operated restaurants to franchisees (refranchising) and closing underperforming restaurants.

Cost of sales as a percent of net sales decreased .9% to 47.2% for the quarter and .6% to 47.9% year-to-date. The declines were primarily due to the impact of lower packaging and commodity costs in worldwide Beverages and the higher effective net pricing.

Selling, general and administrative expenses (SG&A) increased at about the same rate as sales. SG&A includes selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income or loss from investments in unconsolidated affiliates. G&A grew significantly faster than sales for the quarter and year-to-date, driven by a higher level of spending to support international business growth, including inflation-driven costs, and increased compensation costs and information systems-related spending. A&M and S&D each increased at approximately the same rate as sales for both the quarter and year-to-date.














-9-
     Other income and expense included increased net gains from facility actions as summarized below and increased foreign exchange losses of $8 million and $10 million for the quarter and year-to-date, respectively.

                                Net Facility Actions

                        12 Weeks Ended               24 Weeks Ended
($ in millions)   6/14/97  6/15/96   Change     6/14/97   6/15/96   Change

Refranchising
 gains               $137     $ 42    $ 95          $153     $ 88   $ 65
Store closure
 costs                (25)      (4)    (21)          (29)      (4)   (25)
Recurring impair-
 ment charges         (39)     (18)    (21)          (39)     (18)   (21)
Net gains from
 facility actions    $ 73     $ 20    $ 53          $ 85     $ 66   $ 19


     Equity income from our investments in unconsolidated affiliates, compared to losses a year ago, primarily reflected the absence of losses from our Latin American bottler, Buenos Aires Embotelladora S.A. (BAESA).

Amortization of intangible assets declined 4% and 6% to $67 million and $129 million in the quarter and year-to-date, respectively. The decline was primarily due to the actual or planned disposal of our non-core U.S. restaurant businesses. The impact of restaurant facility actions also reduced the 1997 amortization expense.

Unusual items produced a net gain of $135 million ($32 million after-tax or $0.02 per share) and $157 million ($30 million after-tax or $0.02 per share) in the quarter and year-to-date, respectively, compared to a $26 million ($17 million after-tax or $0.01 per share) charge in the first quarter of 1996. The 1997 net gain reflected a $500 million gain from the sale of PepsiCo Food Systems (PFS), our restaurant distribution company, partially offset by $365 million and $343 million of net charges in the quarter and year-to-date, respectively. See Notes 2 and 3. The 1996 charge was associated with the decision to dispose of the operating assets of Hot'n Now (HNN).

Operating Profit
($ in millions)
                        12 Weeks Ended              24 Weeks Ended
                                        %                           %
                  6/14/97   6/15/96  Change   6/14/97   6/15/96   Change

Reported           $1,194      $986     21     $1,960    $1,692     16
Ongoing*           $1,059      $986      7     $1,803    $1,718      5

* Excluded the 1997 unusual items as described in Notes 2 and 3, and the 1996 decision to dispose of the operating assets of HNN.
___________________________________________________________________________
Reported operating profit increased $208 million and $268 million for the quarter and year-to-date, respectively. Ongoing operating profit increased $73 million for the quarter and $85 million year-to-date. The increase


-10-
reflected the increased net gains from facility actions, favorable recurring actuarial adjustments to prior years casualty claims liabilities and special restaurant franchise renewal fees. Ongoing operating profit growth also benefited from income from our non-core U.S. restaurant businesses in 1997 compared to losses in 1996, primarily due to stopping depreciation and amortization as these businesses are being held for disposal.

Interest Expense, net declined $1 million or 1% in the quarter and $9 million or 4% year-to-date. The net impact of lower average debt levels was partially offset by lower interest rates on our investments and lower interest-bearing investment levels. The lower investment and debt levels are primarily due to a 1996 change in the tax law which eliminated a tax exemption on investment income in Puerto Rico effective for us December 1, 1996. Accordingly, as our investments matured in Puerto Rico, the proceeds were repatriated and used to reduce debt.

Provision for Income Taxes
($ in millions)
                         12 Weeks Ended             24 Weeks Ended
                      6/14/97        6/15/96     6/14/97      6/15/96

Provision for
 Income Taxes            $423           $287        $652         $481
Effective tax rate
Reported                 39.2%          33.0%       37.6%        33.0%
Ongoing*                 33.1%          33.0%       34.0%        33.0%

* Excluded the effect of the unusual items as described in Note 2.
___________________________________________________________________________

The 1997 reported effective tax rate increased 6.2% in the quarter and 4.6% year-to-date, primarily reflecting the high effective tax rate in the quarter associated with the 1997 unusual items.

Net Income
($ in millions except per
 share amounts)
                             12 Weeks Ended           24 Weeks Ended
                                             %                        %
                          6/14/97 6/15/96 Change  6/14/97  6/15/96  Change
Net Income
 Reported                   $ 656   $ 583   13     $1,083    $ 977    11
 Ongoing**                  $ 624   $ 583    7     $1,053    $ 994     6
Net Income Per Share
 Reported                   $0.42   $0.36   15*     $0.69    $0.60    13*
 Ongoing**                  $0.40   $0.36   10*     $0.67    $0.61     8*
Average Shares Outstanding
 Used to Calculate Net
 Income Per Share           1,575   1,613   (2)     1,579    1,616    (2)

* Net Income Per Share was calculated to four decimal places to eliminate the effects of rounding.
**Excluded the unusual items as described in Notes 2 and 3.
___________________________________________________________________________

-11-
PEPSICO, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
MANAGEMENT BASIS
($ in millions, unaudited)

                     Net Sales              Operating Profit
                                %              % Change B/(W)
             12 Weeks Ended            Change   12 Weeks Ended    As
On-
            6/14/97  6/15/96  B/(W)   6/14/97  6/15/96 Rept'd   going
                                         (b)                      (c)
Beverages (d)
-N.A.        $1,872   $1,903    (2)    $  340   $  392    (13)     -
-Int'l          737      836   (12)      (169)      45     NM    (76)

              2,609    2,739    (5)       171      437    (61)    (8)

Snack Foods
-N.A.         1,663    1,596     4        318      296      7     11
-Int'l          784      709    11          7       81    (91)    12
              2,447    2,305     6        325      377    (14)    11

Restaurants (e)
-U.S.         2,093    2,118    (1)       667      190     NM      8
-Int'l          558      529     5         99       28     NM     NM
              2,651    2,647     -        766      218     NM     40

Combined
 Segments    $7,707   $7,691     -      1,262    1,032     22      9

Unallocated Expenses (f)                  (68)     (46)   (48)   (48)

Operating Profit                       $1,194   $  986     21      7

NM - Not Meaningful










     (Continued on following page)












     -12-
Notes to the 12 weeks ended 6/14/97 and 6/15/96:

(a) This schedule should be read in conjunction with Management's Analysis beginning on page 16.
(b) Included a gain of $500 in 1997 from the sale of PFS and the following unusual net charges:

                                                Strengthen
                  Disposal of   Productivity     Bottling
                     Assets      Initiatives     Structure       Total
     Beverages
      - N.A.          $ 52                                      $ 52
      - Int'l          144                           $36         180
     Snack Foods
      - N.A.                         $10                          10
      - Int'l           12            72                          84
     Restaurants
      - U.S.            39                                        39
                      $247           $82             $36        $365

(c)  Adjusted to exclude unusual items as described in note (b) above.
(d) Certain reclassifications were made to prior year amounts to conform with the current year presentation.
(e)  Restaurants operating profit included the following:

                                       1997     1996
           Refranchising gains         $137     $ 42
           Store closure costs          (25)      (4)
           Recurring impairment
             charges                    (39)     (18)
            Net facility actions       $ 73     $ 20

           U.S.                        $  7     $ 22
           Int'l                         66       (2)
             Net facility actions      $ 73     $ 20


(f) Increase due to foreign exchange losses and costs incurred in connection with the planned dissolution of a real estate investment trust established in the first quarter of 1997 and the pending spin-off of our restaurant businesses.
















-13-
                      PEPSICO, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
MANGEMENT BASIS
($ in millions, unaudited)

                     Net Sales              Operating Profit
                                %                      % Change B/(W)
             24 Weeks Ended  Change    24 Weeks Ended     As     On-
            6/14/97  6/15/96  B/(W)   6/14/97  6/15/96  Rept'd  going
                                         (b)    (c)               (d)
Beverages (e)
-N.A.       $ 3,463   $3,440     1     $  604   $  649     (7)     1
-Int'l        1,104    1,262   (13)      (196)      35     NM     NM

              4,567    4,702   ( 3)       408      684    (40)    (6)

Snack Foods
-N.A.         3,184    3,024     5        607      548     11     13
-Int'l        1,493    1,337    12        106      154    (31)     9
              4,677    4,361     7        713      702      2     12

Restaurants (f)
-U.S.         4,090    4,152    (1)       816      334     NM     (1)
-Int'l        1,075    1,030     4        143       64     NM     NM
              5,165    5,182     -        959      398     NM     17

Combined
 Segments   $14,409  $14,245     1      2,080    1,784     17      6

Unallocated Expenses (g)                 (120)     (92)   (30)   (30)

Operating Profit                       $1,960   $1,692     16      5

NM - Not Meaningful









     (Continued on following page)












-14-
Notes to the 24 weeks ended 6/14/97 and 6/15/96:

(a) This schedule should be read in conjunction with Management's Analysis beginning on page 16.
(b) Included a gain of $500 from the sale of PFS and the following unusual net charges:
                                                Strengthen
                  Disposal of   Productivity     Bottling
                     Assets      Initiatives     Structure       Total
     Beverages
      - N.A.          $ 52                                      $ 52
      - Int'l          144                           $36         180
     Snack Foods
      - N.A.                         $10                          10
      - Int'l          (10)           72                          62
     Restaurants
      - U.S.            39                                        39
                      $225           $82             $36        $343

(c) U.S. restaurants included a charge of $26 related to the decision to dispose of the operating assets of HNN.
(d)  Adjusted to exclude unusual items as described in notes (b) and
     (c)above.
(e) Certain reclassifications were made to prior year amounts to conform with the current year presentation.
(f)  Restaurants operating profit included the following:

                                       1997     1996
           Refranchising gains         $153     $ 88
           Store closure costs          (29)      (4)
           Recurring impairment
            charges                     (39)     (18)
            Net facility actions       $ 85     $ 66

           U.S.                        $ 20     $ 64
           Int'l                         65        2
             Net facility actions      $ 85     $ 66

(g) Increase due to foreign exchange losses and costs incurred in connection with the planned dissolution of a real estate investment trust established in the first quarter of 1997 and the pending spin-off of our restaurant businesses.















-15-
Segments of The Business

Beverages
($ in millions)
                      12 Weeks Ended                 24 Weeks Ended
                                      %                              %
                6/14/97   6/15/96   Change     6/14/97   6/15/96   Change

Net Sales
  N.A.           $1,872    $1,903     (2)       $3,463    $3,440      1
  Int'l             737       836    (12)        1,104     1,262    (13)
                 $2,609    $2,739     (5)       $4,567    $4,702     (3)

Operating Profit
 Reported
  N.A.           $  340    $  392    (13)       $  604    $  649     (7)
  Int'l            (169)       45     NM          (196)       35     NM
                 $  171    $  437    (61)       $  408    $  684    (40)

 Ongoing*
  N.A.           $  392    $  392      -        $  656    $  649      1
  Int'l              11        45    (76)          (16)       35     NM
                 $  403    $  437     (8)       $  640    $  684     (6)

NM - Not Meaningful

* Excluded unusual net charges in 1997 of $232 ($52-North America, $180-Int'l) for the disposal of assets and to strengthen the International bottler structure. See Notes 2 and 3.
_________________________________________________________________________

System bottler case sales (BCS) is our standard volume measure. It represents Pepsi Corporate brands as well as brands we have the right to produce, distribute and market nationally. Second quarter BCS included the months of April and May, consistent with prior years.


North America

Sales for the quarter fell $31 million, while rising $23 million year-to-date. The decline for the quarter reflected lower effective net pricing partially offset by volume growth, led by packaged goods; the year-to-date increase reflected volume growth, partially offset by lower effective net pricing. The decrease in effective net pricing, primarily in take-home packaged products, reflected an intensely competitive environment.

     BCS increased 2% for the quarter and 4% year-to-date, reflecting double-digit growth by Mountain Dew. Alternative beverages (non-carbonated soft drink products), led by Aquafina bottled water and Lipton Brisk, grew at a strong double-digit rate for both the quarter and year-to-date. Franchisees achieved positive BCS growth, while our concentrate shipments to them declined in the quarter and were flat year-to-date.



-16-

     Reported operating profit declined $52 million for the quarter and $45 million year-to-date. Ongoing operating profit was even with last year in the quarter and increased $7 million year-to-date, on top of prior year increases of 13% and 15%, respectively. Both periods reflected the lower effective net pricing, higher S&D and increased A&M. These unfavorable items were partially offset in the quarter and fully offset year-to-date by lower packaging and commodity costs, volume gains and reduced G&A expenses. The lower G&A expenses primarily reflected savings from centralizing certain accounting functions. The quarter and year-to-date also benefited from a $10 million adjustment of a 1992 liability established for an organizational restructuring to improve customer focus. This liability adjustment was partially offset year-to-date by lapping a first quarter 1996 litigation settlement with a supplier for purchases made in prior years.

International

Sales declined $99 million for the quarter and $158 million year-to-date due to unfavorable currency translation effects and lower volume. The volume decline primarily reflected lower concentrate shipments to franchisees.

     BCS decreased 2% for the quarter and 3% for the year-to-date. Excluding the impact of the loss of our Venezuelan bottler in August 1996, BCS remained relatively unchanged for both periods. Double-digit growth by our China and India Business Units and, in the quarter, by our Asia Business Unit, was substantially offset by declines in our South America, Russia and Central Europe Business Units. Our concentrate shipments to franchisees declined at a significantly greater rate than the decline in their BCS.

     Reported operating results declined $214 million for the quarter and $231 million year-to-date. Ongoing operating results declined $34 million in the quarter and $51 million year-to-date. The decline in ongoing operating results reflected the lower volume, increased A&M, and, particularly in the quarter, lower effective net pricing for packaged products. These declines were partially offset by lower manufacturing costs, G&A savings, and reduced equity losses from our investments in unconsolidated affiliates, primarily due to the absence of losses from BAESA. The lower manufacturing costs were the result of lower packaging and commodity costs. Our fourth quarter 1996 restructuring generated G&A savings of about $17 million in the quarter and $21 million year-to-date of the $50 million of savings expected this year. See Cautionary Statements on page 25.













-17-
Snack Foods
($ in millions)
                     12 Weeks Ended                  24 Weeks Ended
                                       %                               %
               6/14/97    6/15/96   Change     6/14/97    6/15/96   Change

Net Sales
  N.A.          $1,663     $1,596       4       $3,184      $3,024      5
  Int'l            784        709      11        1,493       1,337     12
                $2,447     $2,305       6       $4,677      $4,361      7

Operating Profit
 Reported
  N.A.          $  318     $  296       7       $  607      $  548     11
  Int'l              7         81     (91)         106         154    (31)
                $  325     $  377     (14)      $  713      $  702      2

 Ongoing*
  N.A.          $  328     $  296      11       $  617      $  548     13
  Int'l             91         81      12          168         154      9
                $  419     $  377      11       $  785      $  702     12

* Excluded unusual net charges in 1997 of $94 (N.A.-$10, Int'l-$84) in the quarter and $72 (N.A.-$10, Int'l-$62) year-to-date for worldwide productivity initiatives and the disposal of assets. See Notes 2 and 3.
___________________________________________________________________________

North America

Sales grew $67 million for the quarter and $160 million year-to-date. The sales increases reflected higher pricing taken in the latter half of 1996 across all major brands and volume growth. Sales increased in most core brands; low-fat and no-fat snacks declined slightly in the quarter, while accounting for approximately 15% of total sales growth year-to-date.

     Pound volume advanced 2% and 3% for the quarter and year-to-date, respectively. Although low-fat and no-fat snacks decreased the growth rate by 1% for the quarter, they contributed over 15% of the total pound growth year-to-date, reflecting strong double-digit growth in Baked Lay's and exceptional growth in Reduced Fat Doritos for both the quarter and year-to-date. Excluding their low-fat and no-fat versions, core brand growth for both the quarter and year-to-date was led by double-digit growth in Lay's brand potato chips and Tostitos brand tortilla chips and, for the quarter, strong single-digit growth by Doritos brand tortilla chips.

     Reported operating profit grew $22 million for the quarter and $59 million year-to-date. Ongoing operating profit rose $32 million and $69 million for the quarter and year-to-date, respectively. The ongoing profit increase reflected the higher pricing and volume growth, partially offset by increased manufacturing costs and G&A expenses. Ongoing operating profit growth was also aided by favorable recurring actuarial adjustments to prior years casualty claim liabilities.





-18-
International

Sales increased $75 million for the quarter and $156 million year-to-date. The sales increase reflected higher effective net pricing and volume growth.

     Kilo growth is reported on a systemwide basis, which includes both consolidated businesses and unconsolidated affiliates operating for at least one year. Salty snack kilos rose 12% and 11% for the quarter and year-to-date, respectively, led by Sabritas and Brazil, while sweet snack kilos declined 13% and 12%, respectively.

     Reported operating profit decreased $74 million for the quarter and $48 million year-to-date. Ongoing operating profit for the same periods increased $10 million and $14 million, respectively. These increases reflected inflation-driven higher effective net pricing and volume gains, partially offset by cost increases, primarily in Mexico.








































-19-
Restaurants

Ownership Initiatives

As a result of our initiative to refranchise units and close underperforming units, coupled with net new points of distribution by our franchisees and licensees, our overall ownership percentage (which includes joint venture units) of total system units since year-end 1996 declined 3% to 42% at June 14, 1997, driven by declines in the U.S. We refranchised and licensed 264 and 357 company-operated units in the quarter and year-to-date, respectively. Total system units declined less than half a point from the end of 1996. At June 14, 1997, March 23, 1997 and December 28, 1996 we had 166, 284 and 296 company-operated non-core U.S. restaurants, respectively.

Operating Results

The operating results presented below include both the U.S. and international operations of Pizza Hut, Taco Bell and KFC. In addition, the U.S. information includes our non-core restaurant businesses consisting of Chevys, East Side Mario's (ESM), and Hot'n Now (HNN) through their respective dates of disposal, and California Pizza Kitchen (CPK), and D'Angelo Sandwich Shops (D'Angelo), which are held for disposal. PepsiCo Food Systems (PFS) is included in our U.S. operating results through its disposal date (see Note 2).

                      12 Weeks Ended                 24 Weeks Ended
                                       %                               %
($ in millions) 6/14/97   6/15/96   Change     6/14/97     6/15/96  Change

Net Sales
  U.S.           $2,093    $2,118      (1)      $4,090      $4,152     (1)
  Int'l             558       529       5        1,075       1,030      4
                 $2,651    $2,647       -       $5,165      $5,182      -

Operating Profit
 Reported
  U.S.           $  667    $  190      NM       $  816      $  334     NM
  Int'l              99        28      NM          143          64     NM
                 $  766    $  218      NM       $  959      $  398     NM

 Ongoing*
  U.S.           $  206    $  190       8       $  355      $  360     (1)
  Int'l              99        28      NM          143          64     NM
                 $  305    $  218      40       $  498      $  424     17

NM - Not Meaningful

* Excluded a gain of $500 from the sale of PFS and unusual disposal charges related to the non-core U.S. businesses of $39 and $26 in the second quarter of 1997 and first quarter of 1996, respectively. See Notes 2 and 3.
___________________________________________________________________________




-20-
U.S.

Sales decreased $25 million and $62 million for the quarter and year-to-date, respectively. The declines primarily reflected fewer company-operated units as a result of our initiative to reduce our ownership of the restaurant system and lower transaction counts, primarily due to lapping the first quarter 1996 introduction of Triple Decker Pizza. These declines were partially offset by higher effective net pricing and increases in our non-core restaurant businesses of $14 million and $50 million for the quarter and year-to-date, respectively. The non-core increase was primarily as a result of the consolidation of CPK at the end of the second quarter of 1996. Sales also benefited from initial fees under a special KFC renewal program, which will continue into the third quarter. Including the initial franchise renewal fees expected to be received in the third quarter, 96% of KFC's franchisees will have elected to renew their franchise agreements during 1997, covering the next 20 years.

     Same store sales at Pizza Hut decreased 5% for the quarter and 7% year-to-date reflecting fewer customer transactions and in the quarter, reduced pricing. At Taco Bell, same store sales increased 2% for the quarter and 3% year-to-date reflecting mix shifts into higher-priced products such as Border Select Combos, Grilled Steak Tacos and Fajita Wraps and higher pricing taken in late 1996. The year-to-date same store sales growth benefited from the very successful first quarter Star Wars promotion. Same store sales at KFC increased 3% for the quarter and 4% year-to-date, due to a higher average guest check, reflecting both pricing and new products, as well as increased transaction counts.

     Reported operating profit increased $477 million and $482 million for the quarter and year-to-date, respectively. Ongoing operating profit increased $16 million for the quarter but decreased $5 million year-to-date, reflecting a decline in net gains from facility actions. Excluding the net gains from facility actions, ongoing operating profit increased in both the quarter and year-to-date reflecting the higher effective net pricing and the initial KFC franchise renewal fees. These gains were partially offset by lower transaction counts and increased store operating costs. The higher store operating costs were primarily driven by expenses incurred for the quality initiatives of Pizza Hut's Totally New Pizza campaign and higher labor costs, partially offset by favorable recurring actuarial adjustments to prior years casualty claim liabilities. The higher labor costs were primarily due to minimum wage increases.
















-21-
Net gains from facility actions declined $15 million and $44 million in the quarter and year-to-date, respectively, as summarized below:

                                Net Facility Actions

                      12 Weeks Ended                 24 Weeks Ended
($ in millions) 6/14/97   6/15/96   Change     6/14/97    6/15/96   Change

Refranchising
 gains             $ 48      $ 42    $  6         $ 64       $ 86    $(22)
Store closure
 costs               (3)       (4)      1           (6)        (6)      -
Recurring impair-
 ment charges       (38)      (16)    (22)         (38)       (16)    (22)
Net gains from
facility actions   $  7      $ 22    $(15)        $ 20       $ 64    $(44)

     Ongoing operating profit also benefited from income from our non-core U.S. restaurant businesses of $5 million and $10 million for the quarter and year-to-date, respectively, compared to losses of $2 million and $7 million for the comparable periods in 1996. The improvement was primarily due to stopping depreciation and amortization expense in 1997 because these businesses are being held for sale.

International

Sales increased $29 million for the quarter and $45 million year-to-date. The growth was driven by net additional company-operated units and higher effective net pricing. These gains were partially offset by the effects of unfavorable currency translation and year-to-date, one less accounting period for Canada and Korea in the first quarter of 1997 to facilitate the quarterly closing process.

     Operating profit increased $71 million and $79 million for the quarter and year-to-date, respectively. The profit growth primarily reflected increased net gains from facility actions as summarized below, driven by the refranchising of our restaurants in New Zealand to a new independent publicly-traded company in which we have no residual interest.

     The positive impact of the higher effective net pricing, the net additional company-operated units and higher franchise fees was partially offset by higher store operating costs, reflecting increased incentive-based compensation.
                                    Net Facility Actions

                      12 Weeks Ended                 24 Weeks Ended
($ in millions) 6/14/97   6/15/96   Change     6/14/97    6/15/96   Change

Refranchising
 gains             $ 89              $ 89         $ 89        $ 2    $ 87
Store closure
 costs              (22)              (22)         (23)         2     (25)
Recurring impair-
 ment charges        (1)      $(2)      1           (1)        (2)      1
Net gains/(losses)
 from facility
  actions          $ 66       $(2)   $ 68         $ 65        $ 2    $ 63
-22-
Cash Flows and Financial Condition

Please refer to our 1996 Annual Report on Form 10-K for information regarding our liquidity.


Net cash provided by operating activities increased $28 million or 3% to $1.1 billion. The increase reflected a decrease in operating working capital cash outflows of $217 million partially offset by a $189 million decrease in income before noncash charges and credits. The reduced cash use for operating working capital primarily reflected an increase in Income taxes payable and smaller increases in Accounts and notes receivable and Inventories, partially offset by a larger reduction in Accounts payable and other current liabilities. The benefit in Accounts and notes receivable was primarily due to timing of collections partially offset by lapping the effect of a 1996 sale of U.S. trade accounts receivable to take advantage of favorable effective financing rates. The change in Inventories was driven by reduced purchases. The unfavorable change in Accounts payable and other current liabilities was primarily due to reduced promotional accruals for U.S. beverage promotions.

Net cash used for investing activities decreased $490 million or 66% to $257 million. The decline primarily reflected increased proceeds of $184 million and $173 million from refranchising of restaurants and the sale of primarily non-core businesses, respectively, as well as reduced capital spending of $164 million. These were partially offset by a net use of cash for short-term investing activities in 1997 compared to proceeds from investing activities in 1996. Because we sold PFS in exchange for a note, payable early in the third quarter of 1997, the transaction had no cash impact year-to-date. However, cash proceeds of about $830 million (before tax) plus interest, received subsequent to the end of the second quarter will reduce our cash flows used for investing activities for the full year.

Net cash used for financing activities increased $207 million or 58% to $563 million. The increase was primarily due to $339 million of lower net debt proceeds and increased share repurchases of $165 million, partially offset by proceeds of $296 million from the sale of preferred stock in a real estate investment trust (REIT) we established in 1997. However, we dissolved the REIT in the third quarter of 1997 and redeemed the preferred stock.


Our share repurchase activity was as follows:

                                   24 Weeks Ended
($ and shares in millions)    6/14/97       6/15/96

Cost                            $ 890         $ 725
Number of shares repurchased     26.7          23.4
% of shares outstanding at
 beginning of year                1.7%          1.5%






     -23-
Free cash flow is the primary measure we use internally to evaluate our cash flow performance.

                                         24 Weeks Ended
($ in millions)                         6/14/97   6/15/96

Net cash provided by operating
   activities                            $1,101    $1,073
Cash dividends paid                        (342)     (315)
Investing activities
  Capital spending                         (796)     (960)
  Refranchising of restaurants              384       200
  Sales of businesses                       176         3
  Sales of property, plant and
   equipment                                 56        32
  Other, net                                (36)      (82)
Free cash flow                            $ 543     $ (49)

     Free cash flow had a favorable swing of $592 million, primarily reflecting the increased proceeds from refranchising of restaurants and sales of businesses and reduced capital spending.

     Historically, our negative operating working capital position, which reflected the cash sales nature of our restaurant operations partially offset by our more working capital intensive packaged goods businesses, effectively provided additional capital for investment. Operating working capital, which excludes short-term investments and short-term borrowings, was a positive $546 million at the end of the second quarter of 1997, compared to a negative $313 million at year-end 1996. The $859 million swing was primarily due to the receipt of the short-term note receivable from the sale of PFS and cash proceeds from the New Zealand IPO, partially offset by the minority interest associated with the REIT. Working capital also increased due to seasonality in the base business and the effects of reclassifying the reduced carrying amount (which reflects estimated fair market value) of the International Beverages businesses held for disposal to prepaid expenses, deferred income taxes and other current assets. These increases were substantially offset by declines in working capital related to the sale of certain of our non-core U.S. restaurant businesses and the recognition of accounts payable by our core restaurant businesses to PFS which, prior to the PFS sale, had been an intercompany balance eliminated in consolidation.

     The decline in Property, plant and equipment primarily reflected restaurant facility actions, the partial impairment and reclassification of the remaining balance of fixed assets to current assets by International Beverages related to businesses held for disposal and the disposal of PFS.

     The decline in Intangible assets also included the effects of restaurant facility actions and impairment charges related to International Beverages businesses held for disposal.







-24-
Cautionary Statements

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. In addition, as disclosed:

- The forecasted annual savings of $50 million in 1997, related to the 1996 International Beverages restructuring charge, assumes that facilities are vacated and employees are terminated within the time frames used to develop the estimate (page 17).

<audit-report>
Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of June 14, 1997 and the related condensed consolidated statement of income for the twelve and twenty-four weeks ended June 14, 1997 and June 15, 1996, and the condensed consolidated statement of cash flows for the twenty-four weeks ended June 14, 1997 and June 15 1996. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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



New York, New York
July 22, 1997

</audit-report>

PART II.  OTHER INFORMATION AND SIGNATURES

Item 4.   Submission of Matters to a Vote of Security Holders
          (a) PepsiCo's Annual Meeting of Shareholders was held on
              May 7, 1997.

              (c) Certain proposals voted upon at the Annual Meeting, and the number of votes cast for, against and abstentions with respect to each, were as follows:

          Description of Proposals      Number of Shares (in millions)
                                          For     Against   Abstain
          Approval of the appointment
          of KPMG Peat Marwick LLP as
          independent auditors          1,293          3        5

          Shareholders' proposal
          concerning the election of a
          President and CEO.               34        976      24


          Shareholders' proposal
          concerning cumulative voting.   272        747      16


          Shareholders' proposal
          concerning a cap on non-
          performance based executive
          compensation.                    75        942      18


Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

              See Index to Exhibits on page 29.

          (b) Reports on Form 8-K

              None


















-27-
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                           PEPSICO, INC.
                                          (Registrant)






Date:    July 29, 1997                    Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date:    July 29, 1997                   Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary



























-28-

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