Form 10-Q/A
period 1997-06-14
PEPSICO INC
filed 1997-08-05
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A


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







                                           PEPSICO, INC.
                                          (Registrant)






Date:    August 5, 1997                   Robert L. Carleton
                                     Senior Vice President and
                                     Controller






Date:    August 5, 1997                  Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary



























-28-