Form 10-Q
period 1997-09-06
PEPSICO INC
filed 1997-10-22
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 6, 1997  (12 and 36 Weeks Ended)

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

YES   X    NO



Number of shares of Capital Stock outstanding as of October 3, 1997:
1,517,085,909

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                              Page No.

Part I         Financial Information

                 Condensed Consolidated Statement of
                   Income - 12 and 36 weeks ended
                   September 6, 1997 and September 7, 1996          2

                 Condensed Consolidated Statement of
                   Cash Flows - 36 weeks ended
                   September 6, 1997 and September 7, 1996          3

                 Condensed Consolidated Balance Sheet -
                   September 6, 1997 and December 28, 1996        4-5

                 Notes to Condensed Consolidated                  6-8
                   Financial Statements

                 Pro Forma Financial Statements
                   - Condensed Consolidated Statement of
                     Income - 36 weeks ended September
                     6, 1997 and 52 weeks ended December
                     28, 1996                                    9-10

                   - Condensed Consolidated Balance Sheet          11

                   - Notes to Pro Forma Financial Statements       12

                 Management's Analysis of Operations,
                   Cash Flows and Financial Condition           13-25

                 Independent Accountants' Review Report            26


Part II        Other Information and Signatures                 27-29



















-1-
PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)


                                 12 Weeks Ended         36 Weeks Ended
                                 9/6/97    9/7/96      9/6/97    9/7/96

Net Sales                        $5,362    $5,159     $14,661   $14,287

Costs and Expenses, net
  Cost of sales                   2,179     2,158       5,969     5,936
  Selling, general and
   administrative expenses        2,209     2,230       6,303     6,180
  Amortization of intangible
   assets                            45        48         139       142
  Unusual items                       -       390         304       390

Operating Profit                    929       333       1,946     1,639

   Interest expense                (123)     (134)       (358)     (399)
   Interest income                   31        22          54        67

Income from Continuing Operations
 Before Income Taxes                837       221       1,642     1,307

Provision for Income Taxes          286       211         597       563

Income from Continuing
 Operations                         551        10       1,045       744

Income from Discontinued
 Operations, net of tax             107       134         696       377

Net Income                       $  658    $  144     $ 1,741   $ 1,121

Income per share
 Continuing Operations           $ 0.35  $   0.01     $  0.66   $  0.46
 Discontinued Operations           0.07      0.08        0.45      0.23
 Net Income Per Share            $ 0.42    $ 0.09     $  1.11   $  0.69

Cash Dividends Declared
 Per Share                       $0.125    $0.115     $ 0.365   $  0.33

Average Shares Outstanding
 Used To Calculate
 Income Per Share                 1,566     1,607       1,575     1,613


See accompanying notes.




-2-
PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)
                                                        36 Weeks Ended
                                                       9/6/97      9/7/96
Cash Flows - Operating Activities
   Income From Continuing Operations                   $ 1,045     $  744
   Adjustments to reconcile income from con-
    tinuing operations to net cash provided by
     operating activities
      Depreciation and amortization                        746        730
      Noncash portion of unusual charges                   220        390
      Deferred income taxes                                112         13
      Other noncash charges and credits, net               166        231
      Changes in operating working capital,
       excluding effects of acquisitions and
       dispositions
        Accounts and notes receivable                     (360)      (415)
        Inventories                                         11       (119)
        Prepaid expenses, deferred income taxes and
         other current assets                              (96)       (28)
        Accounts payable and other current
         liabilities                                         -        (46)
        Income taxes payable                               208        174
         Net change in operating working capital          (237)      (434)
Net Cash Provided by Operating Activities                2,052      1,674
Cash Flows - Investing Activities
   Capital spending                                       (957)    (1,091)
   Acquisitions and investments in unconsolidated
    affiliates                                             (58)       (33)
   Sales of businesses                                      85          -
   Sales of property, plant and equipment                    -         27
   Short-term investments, by original maturity
      More than three months - purchases                  (162)      (103)
      More than three months - maturities                  141        179
      Three months or less, net                         (1,649)       (94)
   Other, net                                               (5)      (170)
Net Cash Used for Investing Activities                  (2,605)    (1,285)
Cash Flows - Financing Activities
   Proceeds from issuances of long-term debt                 2      1,679
   Payments of long-term debt                           (1,457)    (1,043)
   Short-term borrowings, by original maturity
      More than three months - proceeds                    127        651
      More than three months - payments                   (159)    (1,536)
      Three months or less, net                          2,358        600
   Cash dividends paid                                    (545)      (496)
   Share repurchases                                    (1,643)    (1,051)
   Proceeds from exercises of stock options                279        239
   Other, net                                                -         (6)
Net Cash Used for Financing Activities                  (1,038)      (963)
Net Cash Provided by Discontinued Operations             1,791        605
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                      (5)        (1)
Net Increase in Cash and Cash Equivalents                  195         30
Cash and Cash Equivalents - Beginning of year              307        284
Cash and Cash Equivalents - End of period              $   502    $   314

 See accompanying notes.

-3-
PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS


                                                   (Unaudited)
                                                      9/6/97   12/28/96
Current Assets
  Cash and cash equivalents                          $   502    $   307
  Short-term investments, at cost............          1,975        289
                                                       2,477        596
  Accounts and notes receivable, less
    allowance: 9/97 - $138, 12/96 - $166               2,331      2,276

  Inventories
    Raw materials and supplies                           404        484
    Finished goods                                       371        369
                                                         775        853

  Prepaid expenses, deferred income taxes and
   other current assets                                  638        225
      Total Current Assets                             6,221      3,950

Property, Plant and Equipment                         10,892     10,908
Accumulated Depreciation                              (4,885)    (4,822)
                                                       6,007      6,086

Intangible Assets, net                                 5,799      6,036

Investments in Unconsolidated Affiliates               1,195      1,147

Other Assets                                             469        491

Net Assets of Discontinued Operations                  3,350      4,450

        Total Assets                                 $23,041    $22,160








Continued on next page.









-4-
 PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                Unaudited
                                                   9/6/97    12/28/96
Current Liabilities
  Short-term borrowings                           $ 5,350     $     -
  Accounts payable and other current
   liabilities                                      3,503       3,378
  Income taxes payable                                490         413
Total Current Liabilities                           9,343       3,791

Long-term Debt                                      3,584       8,174

Other Liabilities                                   2,120       1,997

Deferred Income Taxes                               1,649       1,575

Shareholders' Equity
  Capital stock, par value 1 2/3 cents
   per share:
    authorized 3,600 shares, issued 9/97
    and 12/96 - 1,726 shares                           29          29
  Capital in excess of par value                    1,305       1,201
  Retained earnings                                10,366       9,184
  Currency translation adjustment                  (1,035)       (768)
                                                   10,665       9,646
  Less:  Treasury Stock, at Cost:
    9/97 - 209 shares, 12/96 - 181 shares          (4,320)     (3,023)
      Total Shareholders' Equity                    6,345       6,623

        Total Liabilities and
          Shareholders' Equity                    $23,041     $22,160






See accompanying notes.












-5-
PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Our Condensed Consolidated Balance Sheet at September 6, 1997 and the Condensed Consolidated Statement of Income for the 12 and 36 weeks ended September 6, 1997 and September 7, 1996 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 6, 1997 and September 7, 1996 have not been audited, but have been prepared in conformity with the accounting principles applied in our 1996 Annual Report on Form 10-K (Annual Report) for the year ended December 28, 1996. In our opinion, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year. Certain reclassifications were made to prior year amounts to conform with the current presentation, including classifying our Restaurants segment as a discontinued operation. See Note 5.

(2) Unusual items included in continuing operations were composed of the following:

($ in millions)                   36 Weeks Ended    12 and 36 Weeks Ended
                                      9/6/97                9/7/96
Beverages
 -North America                       $   52                $   -
 -International                          180                  390
Snack Foods
 -North America                           10                    -
 -International                           62                    -
Net loss                              $  304                $ 390
  After-tax loss*                     $  240                $ 376
  Per share*                          $ 0.15                $0.23

   *Reflected the full-year after-tax impact.

The 1997 unusual items related to decisions to dispose of assets, improve productivity and strengthen the international bottler structure. The 1996 unusual items primarily related to the impairment of assets.

(3) Through the 36 weeks ended September 6, 1997, we repurchased 46.6 million shares of our capital stock at a cost of $1.6 billion. From September 7, 1997 through October 17, 1997, we repurchased 2.2 million shares at a cost of $85 million.

(4)  Supplemental Cash Flow Information

     ($ in millions)                                    36 Weeks Ended
                                                     9/6/97       9/7/96
Interest paid                                          $357         $403
Income taxes paid                                      $352         $324





-6-

(5) Discontinued Operations - Our Restaurants segment was composed of our core restaurant businesses of Pizza Hut, Taco Bell and KFC, PepsiCo Foods Systems (PFS), our restaurant distribution operation, and several non-core U.S. restaurant businesses. On January 23, 1997, we announced our intention to pursue a plan to spin off our restaurant businesses to our shareholders as an independent publicly-traded company (Distribution) and explore selling PFS separately. We sold PFS in the second quarter of this year. On August 14, 1997, our Board of Directors approved a formal plan to spin off the restaurant businesses to our shareholders and announced the receipt of all necessary regulatory approvals, including the ruling from the Internal Revenue Service that the spin-off would be tax free to us and our shareholders. The spin-off was effective October 6, 1997 (Distribution
Date). Owners of PepsiCo capital stock as of September 19, 1997 received one share of common stock of TRICON Global Restaurants, Inc. (TRICON), the new company, for every ten shares of PepsiCo capital stock. The condensed consolidated financial statements of PepsiCo have been restated to reflect our Restaurants segment as a discontinued operation.


Income from discontinued restaurant operations was as follows:

                                      12 weeks ended     36 weeks ended
                                    9/6/97     9/7/96    9/6/97    9/7/96
Net Sales                          $ 2,317    $ 2,738   $ 7,482   $ 7,920
Costs and expenses                  (2,106)    (2,512)   (6,772)   (7,281)
Unusual items                          (37)         -       408       (26)
Interest expense                        (4)        (6)      (17)      (20)
Provision for income taxes             (63)       (86)     (405)     (216)
Income from discontinued
 operations                        $   107    $   134   $   696   $   377

Interest expense included amounts directly related to the Restaurants segment; it did not include an allocation of PepsiCo interest or G&A expense.

Unusual items included in discontinued operations were composed of:

                                 12 Weeks Ended      36   Weeks Ended
                                    9/6/97          9/6/97       9/7/96
PFS gain                                            $  500
Non-core impairment charges         $  (15)            (54)      $  (26)
Spin-related costs                     (22)            (38)
  Net (loss)/gain                   $  (37)         $  408       $  (26)
  After-tax*                        $  (34)         $  220       $  (17)
  Per share*                        $(0.02)         $ 0.14       $(0.01)

   *Reflected the full-year after-tax impact.









-7-
The net assets of the discontinued restaurant operations are carried in "Net Assets of Discontinued Operations" in the Condensed Consolidated Balance Sheet. The components are as follows:

                                      9/6/97      12/28/96

Current assets                       $   897       $ 1,190
Current liabilities                   (1,604)       (1,381)
   Net current liabilities              (707)         (191)
Property, plant and equipment          3,600         4,105
Other non-current assets               1,330         1,507
Non-current liabilities                 (873)         (971)
   Net non-current assets              4,057         4,641
Net Assets of Discontinued
 Operations                          $ 3,350       $ 4,450

As of September 6, 1997 we received $91 million in cash and a $14 million note from the sale of three of our non-core restaurant businesses: Chevys Mexican Restaurants, East Side Mario's, and Hot'n Now. The remaining carrying amount of the assets held for disposal (and classified in current assets above) was $123 million. D'Angelo Sandwich Shops and California Pizza Kitchen were sold early in the fourth quarter of 1997 for $96 million in cash, which equaled their carrying amount on September 6,1997.

On October 6, 1997, we received from TRICON $4.5 billion in cash as repayment of certain amounts due and a dividend just prior to the Distribution. We used $3.7 billion to pay down short-term borrowings.





























-8-
PEPSICO, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)


                                               36 Weeks Ended
                                      Historical  Pro Forma  Pro Forma
                                        9/6/97   Adjustments  9/6/97

Net Sales                              $14,661                $14,661

Costs and Expenses, net
  Cost of sales                          5,969                  5,969
  Selling, general and
   administrative expenses               6,303                  6,303
  Amortization of intangible
   assets                                  139                    139
  Unusual items                            304                    304

Operating Profit                         1,946                  1,946

Interest expense                          (358)     $ 138(a)     (220)
Interest income                             54          -          54

Income from Continuing Operations
 Before Income Taxes                     1,642        138(a)    1,780

Provision for Income Taxes                 597         51(b)      648

Income from Continuing
 Operations                              1,045         87       1,132

Income from Discontinued
 Operations, net of tax                    696       (696)(c)       -

Net Income                             $ 1,741      $(609)    $ 1,132

Income per share
 Continuing Operations                 $  0.66                $  0.72
 Discontinued Operations                  0.45                      -
 Net Income Per Share                  $  1.11                $  0.72

Average Shares Outstanding
 Used To Calculate
 Income Per Share                        1,575                  1,575







See accompanying Notes to Unaudited Pro Forma Financial Statements.


-9-
PEPSICO, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)


                                               52 Weeks Ended
                                      Historical  Pro Forma  Pro Forma
                                      12/28/96   Adjustments 12/28/96

Net Sales                              $20,364                $20,364

Costs and Expenses, net
  Cost of sales                          8,479                  8,479
  Selling, general and
   administrative expenses               9,063                  9,063
  Amortization of intangible
   assets                                  206                    206
  Unusual items                            576                    576

Operating Profit                         2,040                  2,040

Interest expense                          (565)     $ 200(a)     (365)
Interest income                             91          -          91

Income from Continuing Operations
 Before Income Taxes                     1,566        200(a)    1,766

Provision for Income Taxes                 728         74(b)      802

Income from Continuing
 Operations                                838        126         964

Income from Discontinued
 Operations, net of tax                    311       (311)(c)       -

Net Income                             $ 1,149      $(185)    $   964

Income per share
 Continuing Operations                 $  0.52                $  0.60
 Discontinued Operations                  0.20                      -
 Net Income Per Share                  $  0.72                $  0.60

Average Shares Outstanding
 Used To Calculate
 Income Per Share                        1,606                  1,606








See accompanying Notes to Unaudited Pro Forma Financial Statements.


-10-
PEPSICO, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

                                   Historical    Pro Forma   Pro Forma
                                    9/6/97      Adjustments    9/6/97
Assets

Cash and cash equivalents           $   502      $     -       $   502

Short-term investments, at cost       1,975          800(a)      2,775

Other current assets                  3,744            -         3,744

  Total Current Assets                6,221          800         7,021

Investments in unconsolidated
 affiliates                           1,195            -         1,195

Property, plant and
 equipment, net                       6,007            -         6,007

Intangible assets, net                5,799            -         5,799

Other assets                            469            -           469

Net assets of discontinued
 operations                           3,350       (4,500)(a)         -
                                                   1,150 (b)

Total Assets                        $23,041      $(2,550)      $20,491

Liabilities and Shareholders'
 Equity

Short-term borrowings               $ 5,350      $(3,700)(a)   $ 1,650

Other current liabilities             3,993                      3,993

  Total Current Liabilities           9,343       (3,700)        5,643

Long-term debt                        3,584            -         3,584

Other liabilities                     2,120            -         2,120

Deferred income taxes                 1,649            -         1,649

  Total Liabilities                  16,696       (3,700)       12,996

  Shareholders' Equity                6,345        1,150 (b)     7,495

Total Liabilities and
 Shareholders' Equity               $23,041      $(2,550)      $20,491

See accompanying Notes to Unaudited Pro Forma Financial Statements.


-11-
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

The historical condensed consolidated financial statements have been restated to reflect our Restaurants segment as discontinued operations.
See Note 5 to the Condensed Consolidated Financial Statements. The Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical financial statements contained in this Form 10-Q. The pro forma condensed consolidated financial information is presented for informational purposes only.

Note 1 - The pro forma adjustments to the accompanying historical condensed consolidated statement of income for the 36 weeks ended September 6, 1997 and the 52 weeks ended December 28, 1996 were:


(a) To reduce net interest expense to reflect the effect of reducing short-term borrowings by $3.7 billion with an average interest rate of 5.4% as of the beginning of each respective year. We received a $4.5 billion cash distribution from TRICON just prior to the spin-off and used $3.7 billion of it to repay short-term debt. The 5.4%, reflected an average interest rate we paid on our commercial paper debt for the respective periods.

(b)  To reflect the estimated tax impact for the pro forma adjustment in
     Note 1(a) above.

(c)  To eliminate discontinued operations.


Note 2 - The pro forma adjustments to the accompanying historical condensed consolidated balance sheet at September 6, 1997 were:

(a) To reduce debt and increase short-term investments as a result of the cash distribution of $4.5 billion received from TRICON.

(b) To eliminate net assets of discontinued operations net of the $4.5 billion cash distribution against retained earnings.




















-12-
MANAGEMENT'S ANALYSIS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION

Overview

In the second quarter of 1997, we sold our investment in PepsiCo Foods Systems (PFS), our restaurant distribution operation, for $830 million in cash resulting in a pre-tax gain of $500 million. All of our non-core restaurant businesses, with the exception of D'Angelo Sandwich Shops (D'Angelo) and California Pizza Kitchen (CPK), were sold by the end of the third quarter. These last two non-core restaurant businesses were sold early in the fourth quarter.

On August 14, 1997 we announced that our Board of Directors approved a formal plan to spin off our restaurant businesses to our shareholders. Under the plan, owners of PepsiCo capital stock as of September 19, 1997 received one share of common stock of the new restaurant company, TRICON Global Restaurants, Inc. (TRICON), for every ten shares of PepsiCo capital stock. The spin-off was completed on October 6,1997. As a result, the sales, costs and expenses, assets and liabilities, and cash flows of our Restaurants segment have been classified as discontinued operations in our financial statements. Accordingly, the discussions that follow have been restated to reflect the continuing operations of our packaged goods businesses.


In the following discussion, volume is the estimated dollar effect of the year-over-year change in case sales by company-owned bottling operations and concentrate unit sales to franchisees in Beverages, and pound or kilo sales of salty and sweet snacks in Snack Foods. Effective net pricing includes price changes and the effect of product, package and country mix.


Analysis of Consolidated Operations


Net sales rose $203 million or 4% in the quarter and $374 million or 3% year-to-date. The increases reflected net volume gains partially offset by the impact of unfavorable currency translation.

Cost of sales as a percent of net sales decreased 1.2 points to 40.6% for the quarter and .8 points to 40.7% year-to-date. The declines were primarily due to higher pricing by North American Snack Foods, as well as higher effective net pricing in International Snack Foods, year-to-date.

Selling, general and administrative expenses (SG&A) declined slightly in the quarter and grew at a slower rate than sales year-to-date. SG&A includes selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income or loss from investments in unconsolidated affiliates. G&A grew significantly faster than sales for the quarter and year-to-date, driven by information systems-related spending and customer focus leadership training partially offset by savings from a prior year

-13-
restructuring and the consolidation of certain administrative functions. A&M grew at a slower rate than sales for both the quarter and year-to-date, while S&D grew at a slower rate than sales in the quarter but slightly higher year-to-date.

     Equity income from our investments in unconsolidated affiliates, compared to losses a year ago, primarily reflected the absence of losses from our Latin American bottler, Buenos Aires Embotelladora S.A. (BAESA).

     Other income and expense reflected increased foreign exchange losses of $3 million and $11 million for the quarter and year-to-date, respectively.

Amortization of intangible assets declined 6% and 2% to $45 million and $139 million in the quarter and year-to-date, respectively. The decline accelerated in the quarter, primarily reflecting the impact of writing-off intangible assets as part of the unusual charges recorded at the end of the third quarter of 1996.

Unusual items produced a net charge of $304 million year-to-date compared to a $390 million charge taken in the third quarter of 1996. See Note 2.

Operating Profit
($ in millions)
                        12 Weeks Ended              36 Weeks Ended
                                        %                          %
                   9/6/97    9/7/96  Change    9/6/97    9/7/96  Change

Reported             $929      $333     NM     $1,946    $1,639     19
Ongoing*             $929      $723     28     $2,250    $2,029     11

* Excluded the effect of the unusual items described in Note 2.
___________________________________________________________________________
Reported operating profit increased $596 million and $307 million for the quarter and year-to-date, respectively. Ongoing operating profit increased $206 million for the quarter and $221 million year-to-date. The increase reflected the volume gains.

Interest Expense, net declined $20 million or 18% in the quarter and $28 million or 8% year-to-date. Interest expense declined for both the quarter and year-to-date reflecting lower average debt levels, partially offset by increased interest rates. Interest income increased in the quarter, primarily reflecting higher average investment levels due to the cash proceeds received from the sale of PFS. However, year-to-date interest income declined due to lower average investment levels. This decline resulted from a 1996 change in the tax law which eliminated a tax exemption on investment income in Puerto Rico, effective for us December 1, 1996. Accordingly, as our investments matured in Puerto Rico, the proceeds were repatriated and used to reduce debt.








-14-
Provision for Income Taxes
($ in millions)
                        12 Weeks Ended           36 Weeks Ended
                       9/6/97       9/7/96     9/6/97       9/7/96
Provision for
 Income Taxes           $ 286        $ 211      $ 597        $ 563
Effective tax rate
Reported                 34.2%        95.5%      36.4%        43.1%
Ongoing*                 34.4%        38.8%      34.0%        34.7%

* Excluded the effect of the unusual items.
___________________________________________________________________________
The 1997 reported effective tax rate decreased 61.3 points in the quarter and 6.7% year-to-date, primarily reflecting the effect of the unusual items.

Income from Continuing Operations and Income Per Share
($ in millions except per share amounts)

                        12 Weeks Ended              36 Weeks Ended
                                        %                          %
                   9/6/97    9/7/96  Change    9/6/97    9/7/96  Change
Income from con-
 tinuing operations
   Reported          $ 551    $  10    NM      $1,045    $  744    40
   Ongoing*          $ 551    $ 374    47      $1,280    $1,108    16

Income per share
 from continuing
  operations
   Reported          $0.35    $0.01    NM**    $ 0.66     $0.46    44**
   Ongoing*          $0.35    $0.23    51**    $ 0.81     $0.69    18**

* Excluded the effect of unusual items.
**The percentage change in Income Per Share was calculated by using Income
  Per Share calculated to four decimal places to eliminate the effects of rounding.
___________________________________________________________________________

Income from Discontinued Operations and Income Per Share
($ in millions except per share amounts)

                        12 Weeks Ended              36 Weeks Ended
                                        %                          %
                   9/6/97    9/7/96  Change    9/6/97    9/7/96  Change
Income from dis-
 continued opera-
  tions             $ 107     $ 134     (20)     $696      $377    85

Income per share
 from discontinued
  operations        $0.07     $0.08     (18)*   $0.45     $0.23    89*

* The percentage change in Income Per Share was calculated by using Income Per Share calculated to four decimal places to eliminate the effects of rounding.
___________________________________________________________________________
-15-
Income from Discontinued Operations reflected the operating results of TRICON's core restaurant businesses of Pizza Hut, KFC and Taco Bell, as well as PFS, its restaurant distribution operation sold in the second quarter, and several non-core U.S. restaurant businesses through their respective disposal dates. Operating results included expenses associated with the spin-off and interest expense directly related to the Restaurants segment; it did not include an allocation of PepsiCo interest expense or G&A. It also included the 1997 gain from the sale of PFS as well as charges associated with the disposal of non-core businesses. Chevys Mexican Restaurants (Chevys), East Side Mario's (ESM), and Hot 'n Now (HNN) were sold in the first half of 1997. Subsequent to the quarter, D'Angelo Sandwich Shops (D'Angelo) and California Pizza Kitchen (CPK) were sold.

Net Income
($ in millions except per
 share amounts)
                             12 Weeks Ended           36 Weeks Ended
                                             %                        %
                           9/6/97  9/7/96 Change   9/6/97   9/7/96  Change

Net Income                  $ 658   $ 144   NM     $1,741   $1,121    55

Net Income Per Share        $0.42   $0.09   NM     $ 1.11   $ 0.69    59*

Average Shares Outstanding
 Used to Calculate Net
 Income Per Share           1,566   1,607   (3)     1,575    1,613    (2)

* The percentage change in Net Income Per Share was calculated by using
  Net Income per share calculated to four decimal places to eliminate the effects of rounding.
___________________________________________________________________________

























-16-

PEPSICO, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
MANAGEMENT BASIS
($ in millions, unaudited)

                     Net Sales              Operating Profit
                                %                       % Change B/(W)
             12 Weeks Ended  Change    12 Weeks Ended     As     On-
             9/6/97   9/7/96  B/(W)    9/6/97   9/7/96  Rept'd  going
                                                 (b)     (b)     (c)
Beverages
-N.A.        $2,071   $2,032     2     $  425   $  435     (2)   (2)
-Int'l          799      791     1         75     (468)    NM    NM
              2,870    2,823     2        500      (33)    NM    40

Snack Foods
-N.A.         1,714    1,622     6        378      333     14    14
-Int'l          778      714     9         90       72     25    25
              2,492    2,336     7        468      405     16    16

Combined
 Segments    $5,362   $5,159     4        968      372     NM    27

Unallocated Expenses                      (39)     (39)     -     -

Operating Profit                       $  929   $  333     NM    28

NM - Not Meaningful

Notes:
(a) This schedule should be read in conjunction with Management's Analysis beginning on page 19 and reflects the continuing operations of our Beverages and Snack Foods segments. Prior year amounts have been restated to reflect the effects of classifying the operating results of our Restaurants segment as discontinued operations.
(b) Included International Beverages' 1996 unusual impairment charges of $390 million.
(c) Excluded the effects of International Beverages' 1996 unusual impairment charges.















     -17-
PEPSICO, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
MANAGEMENT BASIS
($ in millions, unaudited)

                     Net Sales              Operating Profit
                                %                       % Change B/(W)
             36 Weeks Ended  Change    36 Weeks Ended    As       On-
             9/6/97   9/7/96  B/(W)    9/6/97   9/7/96  Rept'd  going
                                         (b)    (b)      (b)     (c)
Beverages
-N.A.       $ 5,557   $5,502     1     $1,029   $1,084     (5)     -
-Int'l        1,903    2,053    (7)      (121)    (433)    72     NM
              7,460    7,555    (1)       908      651     39     10

Snack Foods
-N.A.         4,905    4,652     5        985      881     12     13
-Int'l        2,296    2,080    10        196      226    (13)    14
              7,201    6,732     7      1,181    1,107      7     13

Combined
 Segments   $14,661  $14,287     3      2,089    1,758     19     11

Unallocated Expenses                     (143)    (119)   (20)   (20)

Operating Profit                       $1,946   $1,639     19     11

NM - Not Meaningful

Notes:
a) This schedule should be read in conjunction with Management's Analysis beginning on page 19 and reflects the continuing operations of our Beverages and Snack Foods segments. Prior year amounts have been restated to reflect the effects of classifying the operating results of our Restaurants segment as discontinued operations.
(b)  Included the following unusual charges:

                      1997    1996

     Beverages
     - N.A.           $ 52   $   -
     - Int'l           180     390

     Snack Foods
     - N.A.             10       -
     - Int'l            62       -
                      $304    $390

(c)  Excluded the effects of the unusual items described in note (b) above.







-18-
Segments of The Business

Beverages
($ in millions)
                      12 Weeks Ended                 36 Weeks Ended
                                      %                             %
                 9/6/97    9/7/96   Change      9/6/97    9/7/96  Change

Net Sales
  N.A.           $2 071    $2,032      2        $5,557    $5,502     1
  Int'l             799       791      1         1,903     2,053    (7)
                 $2 870    $2,823      2        $7 460    $7,555    (1)

Operating Profit
 Reported
  N.A.           $  425    $  435     (2)       $1 029    $1,084    (5)
  Int'l              75      (468)    NM          (121)     (433)   72
                 $  500    $  (33)    NM        $  908    $  651    39

 Ongoing*
  N.A.           $  425    $  435     (2)       $1,081    $1,084     -
  Int'l              75       (78)    NM            59       (43)   NM
                 $  500    $  357     40        $1,140    $1,041    10

NM - Not Meaningful

* Excluded unusual net charges of $232 ($52-North America, $180-Int'l) year-to-date in 1997 and $390 (Int'l) in both the 1996 quarter and year-to-date. See Note 2.
_________________________________________________________________________

System bottler case sales (BCS) is our standard volume measure. It represents Pepsi Corporate brands as well as brands we have the right to produce, distribute and market nationally. Third quarter BCS included the months of June, July and August, consistent with prior years.


North America

Sales increased $39 million and $55 million in the quarter and year-to-date, respectively. The increases reflected volume growth, led by packaged goods, partially offset by lower effective net pricing. The decrease in effective net pricing, primarily in take-home packaged products, reflected an intensely competitive environment.

     BCS increased 4% for both the quarter and year-to-date, reflecting double-digit growth by Mountain Dew. Non-carbonated soft drink products, led by Aquafina bottled water and Lipton Brisk, grew at a double-digit rate for both the quarter and year-to-date. Our concentrate shipments to franchisees grew faster than their BCS growth in the quarter but were slightly slower year-to-date.

     Reported operating profit declined $10 million for the quarter and $55 million year-to-date. Ongoing operating profit declined $10 million in the quarter and $3 million year-to-date. Both periods reflected the lower


-19-

effective net pricing, higher S&D and increased A&M. S&D grew significantly faster than sales, but at the same rate as volume for both the quarter and year-to-date. A&M grew faster than sales in the quarter but grew significantly slower than volume year-to-date. These unfavorable items were partially offset in the quarter and year-to-date by volume gains, lower packaging and commodity costs and reduced G&A expenses. The lower G&A expenses primarily reflected savings from centralizing certain accounting functions. The change in profit for both the quarter and year-to-date was hampered by lapping a 1996 gain on the sale of an investment in a bottling cooperative.

International

Sales increased $8 million in the quarter and declined $150 million year-to-date. Increased volume, led by concentrate, was substantially offset by unfavorable currency translation effects in the quarter. The year-to-date decline was due to unfavorable currency translation effects, primarily driven by Spain and Japan.

     BCS increased 4% in the quarter but year-to-date was even with the prior year. Excluding the impact of the loss of our Venezuelan bottler in August 1996, BCS increased 5% in the quarter and 2% year-to-date. These increases reflected double-digit growth by our China and India Business Units and, solid single-digit growth by our Middle East Business Unit in the quarter and by our Asia Business Unit year-to-date. These advances were partially offset year-to-date by a decline in our Russia Business Unit. Our concentrate shipments to franchisees increased significantly faster than their BCS growth in the quarter because of low concentrate shipments last year. Year-to-date, both concentrate shipments to franchisees and their BCS remained about even with the prior year.

     Reported operating results increased $543 million for the quarter and $312 million year-to-date. Ongoing operating results increased $153 million and $102 million in the quarter and year-to-date, respectively.
The increase in ongoing operating results in the quarter reflected the higher volume, equity income from our investments in unconsolidated affiliates compared to equity losses a year ago, primarily due to the absence of losses from BAESA and lower G&A expenses. The increase year-to-date was driven by equity income compared to equity losses a year ago and lower G&A expenses, partially offset by lower effective net pricing for packaged products. The lower G&A expenses reflected our fourth quarter 1996 restructuring and is consistent with the $50 million of savings expected this year. See Cautionary Statements on page 25.













-20-
Snack Foods
($ in millions)
                     12 Weeks Ended                  36 Weeks Ended
                                       %                               %
                9/6/97     9/7/96   Change      9/6/97     9/7/96   Change

Net Sales
  N.A.          $1,714     $1,622       6       $4,905      $4,652      5
  Int'l            778        714       9        2,296       2,080     10
                $2,492     $2,336       7       $7,201      $6,732      7

Operating Profit
 Reported
  N.A.          $  378     $  333      14       $  985      $  881     12
  Int'l             90         72      25          196         226    (13)
                $  468     $  405      16       $1,181      $1,107      7

 Ongoing*
  N.A.          $  378     $  333      14       $  995      $  881     13
  Int'l             90         72      25          258         226     14
                $  468     $  405      16       $1,253      $1,107     13

* Excluded unusual net charges of $72 (N.A.-$10, Int'l-$62) year-to-date for worldwide productivity initiatives and the disposal of assets. See
  Note 2.
___________________________________________________________________________

North America
Sales grew $92 million for the quarter and $253 million year-to-date reflecting increased volume and higher pricing taken on most major brands in the fourth quarter of 1996.

     Pound volume advanced 4% and 3% for the quarter and year-to-date, respectively. Excluding their low-fat and no-fat versions, core brand growth was led by strong double-digit growth in Doritos brand tortilla chips for the quarter, which drove its year-to-date high single-digit growth and, for both the quarter and year-to-date, high single-digit growth in Lay's brand potato chips and double-digit growth by Tostitos brand tortilla chips. Although low-fat and no-fat snacks depressed the growth rate slightly for the quarter and year-to-date, Baked Lay's brand potato chips and Tostitos brand salsa continued to enjoy double-digit growth for both periods.

     Reported operating profit grew $45 million for the quarter and $104 million year-to-date. Ongoing operating profit rose $45 million and $114 million for the quarter and year-to-date, respectively. The ongoing profit increase reflected the higher pricing and volume growth partially offset by increased manufacturing costs and G&A expenses.







-21-
International

Sales increased $64 million for the quarter and $216 million year-to-date. The sales increase reflected volume gains and, year-to-date, higher effective net pricing.

     Kilo growth is reported on a systemwide basis, which includes both consolidated businesses and unconsolidated affiliates operating for at least one year. Salty snack kilos rose 11% for the quarter and year-to-date, led by strong double-digit growth by Sabritas and Brazil, while sweet snack kilos declined 2% and 9%, respectively.

     Reported operating profit increased $18 million for the quarter, while decreasing $30 million year-to-date. Ongoing operating profit for the same periods increased $18 million and $32 million, respectively. The increase in the quarter primarily reflected volume gains and lower manufacturing costs partially offset by increased S&D expenses. Year-to-date, inflation-driven higher effective net pricing and volume gains were partially offset by increased operating, manufacturing and G&A costs, primarily in Mexico. Ongoing operating profit also benefited from a gain on a sale of a flour mill.




































-22-
Cash Flows and Financial Condition

Please refer to our 1996 Annual Report on Form 10-K for information regarding our liquidity.

Net cash provided by operating activities increased $378 million or 23% to $2.1 billion. The increase reflected a $181 million increase in income before all noncash charges and credits, driven by a $301 million increase in income from continuing operations, and a decrease in operating working capital cash outflows of $197 million. The reduced cash use for operating working capital primarily reflected a small reduction in inventories compared to an increase last year and no change in accounts payable and accrued liabilities compared to a decline in the prior year. The change in inventories primarily reflected lapping unusually high inventory balances last year and lower purchases this year. The change in accounts payable and accrued liabilities was primarily due to timing of payments.

Net cash used for investing activities more than doubled to $2.6 billion. The increase primarily reflected a $1.7 billion increase in our investment portfolio partially offset by a $134 million or 12% decline in capital spending by Snack Foods. As discussed in Consolidated Financial Condition on page 24, the increase in the investment portfolio reflected our decision to use a portion of the cash distribution we anticipated receiving from our restaurant businesses prior to their spin-off in the fourth quarter to repay short-term debt. Accordingly, excess cash was invested.

Net cash used for financing activities increased $75 million or 8% to $1 billion. The increase was primarily due to increased share repurchases of $592 million offset by $520 million of increased net debt proceeds.

Our share repurchase activity was as follows:

                                   36 Weeks Ended
($ and shares in millions)     9/6/97        9/7/96

Cost                           $1,643        $1,051
Number of shares repurchased     46.6          33.9
% of shares outstanding at
 beginning of year                3.0%          2.2%


Net cash provided by discontinued operations almost tripled to $1.8 billion. The significant increase reflected the cash proceeds associated with the sale of PFS and the non-core businesses, the effects of refranchising restaurants (including the New Zealand IPO) and other operating increases. In addition, subsequent to the end of the quarter, but prior to the TRICON spin-off, we received a $4.5 billion cash payment from our restaurant companies.








-23-
Free cash flow is the primary measure we use internally to evaluate our cash flow performance.

                                         36 Weeks Ended
($ in millions)                          9/6/97    9/7/96

Net cash provided by operating
  activities                             $2,052   $ 1,674
Cash dividends paid                        (545)     (496)
Investing activities
 Capital spending                          (957)   (1,091)
 Sales of businesses                         85         -
 Sales of property, plant and
  equipment                                   -        27
 Other, net                                  (5)     (170)
Free cash flow:
 Continuing operations                      630       (56)
 Discontinued operations                  1,791       605
                                         $2,421   $   549

     Free cash flow increased $1.9 billion primarily reflecting $1.2 billion of increased cash provided by discontinued operations. The $686 million increase from continuing operations primarily reflected increased cash from operating activities and reduced capital spending.


Consolidated Financial Condition

Operating working capital, which excludes short-term investments and short-term borrowing, was $253 million at the end of the third quarter 1997, compared to a negative $130 million at year-end 1996. The $383 million swing in operating working capital was primarily the effects of reclassifying the reduced carrying amount of the International Beverages assets held for disposal to prepaid expenses, deferred income taxes and other current assets. Increased cash and cash equivalents and Notes and Accounts Receivable were partially offset by increased accounts payable and other current liabilities and income taxes payable.

Subsequent to the end of the quarter but prior to the spin-off, we received the $4.5 billion cash distribution from TRICON and used $3.7 billion to repay a portion of our short-term debt. Because it was not cost effective to prepay any of our other outstanding debt, the balance of the TRICON payment, along with the cash proceeds from the sale of PFS and the non-core businesses, the New Zealand IPO and other excess cash, were invested in a short-term investment portfolio and will be used to fund our future operating and other investment opportunities, including the repurchase of PepsiCo shares.

Cautionary Statements

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. In addition, as disclosed on page 20, the forecasted annual savings of $50 million in 1997 related to the 1996 International Beverages restructuring charge assumes that the facilities are vacated and employees are terminated within the time frames used to develop the estimate.

<audit-report>
Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of September 6, 1997 and the related condensed consolidated statement of income for the twelve and thirty-six weeks ended September 6, 1997 and September 7, 1996, and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 6, 1997 and September 7, 1996. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

                                                  KPMG Peat Marwick LLP



New York, New York
October 21, 1997

</audit-report>

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               See Index to Exhibits on page 29.

          (b)  Reports on Form 8-K

               None

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                           PEPSICO, INC.
                                          (Registrant)






Date:    October 21, 1997                 Sean F. Orr
                                     Senior Vice President and
                                     Controller






Date:    October 21, 1997                Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary

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