Form 10-Q/A
period 1997-09-06
PEPSICO INC
filed 1998-01-30
CIK 77476

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

PEPSICO, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts)


                                               52 Weeks Ended
                                      Historical  Pro Forma   Pro Forma
                                      12/28/96   Adjustments  12/28/96
                                    (audited)    (unaudited) (unaudited)
Net Sales                              $20,337                  $20,337

Costs and Expenses, net
  Cost of sales                          8,452                    8,452
  Selling, general and
   administrative expenses               9,063                    9,063
  Amortization of intangible
   assets                                  206                      206
  Unusual items                            576                      576

Operating Profit                         2,040                    2,040

Interest expense                          (565)     $ 200(a)       (365)
Interest income                             91          -            91

Income from Continuing Operations
 Before Income Taxes                     1,566        200(a)      1,766

Provision for Income Taxes                 624         74(b)        698
Income from Continuing
 Operations                                942        126         1,068

Income from Discontinued
 Operations, net of tax                    207       (207)(c)         -

Net Income                             $ 1,149      $ (81)      $ 1,068

Income per share
 Continuing Operations                 $  0.59                  $  0.67
 Discontinued Operations                  0.13                        -
 Net Income Per Share                  $  0.72                  $  0.67

Average Shares Outstanding
 Used To Calculate
 Income Per Share                        1,606                    1,606








See accompanying Notes to Unaudited Pro Forma Financial Statements.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                           PEPSICO, INC.
                                          (Registrant)






Date:    January 30, 1998                 Sean F. Orr
                                     Senior Vice President and
                                     Controller






Date:    January 30, 1998                Lawrence F. Dickie
                                     Vice President, Associate General
                                     Counsel and Assistant Secretary