Form 10-K
period 1997-12-27
PEPSICO INC
filed 1998-03-24
CIK 77476

NO. 1-1183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
        Pursuant to Section 13 of the Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 27, 1997

                                  PEPSICO, INC.
                         INCORPORATED IN NORTH CAROLINA
                          PURCHASE, NEW YORK 10577-1444
                                (914) 253-2000

                                  13-1584302
                      (I.R.S. Employer Identification No.)
                          -----------------------------
             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

      THE NUMBER OF SHARES OF PEPSICO CAPITAL STOCK OUTSTANDING AS OF MARCH 13, 1998 WAS 1,488,427,405.

    DOCUMENTS OF WHICH PORTIONS          PARTS OF FORM 10-K INTO WHICH  PORTION
    ARE INCORPORATED BY REFERENCE            OF DOCUMENTS ARE INCORPORATED
    -----------------------------            -----------------------------

  PROXY STATEMENT FOR PEPSICO'S                          I, III
    MAY 6, 1998 ANNUAL MEETING
         OF SHAREHOLDERS

                                     PART I
ITEM 1.     BUSINESS

      PepsiCo, Inc. (the "Company") was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. Unless the context indicates otherwise, when used in this Report the term "PepsiCo" shall mean the Company and its divisions and subsidiaries. PepsiCo is engaged in the beverage and snack food businesses. On October 6, 1997, the Company spun off certain of its restaurant businesses, consisting of Pizza Hut, Taco Bell and KFC, to shareholders as an independent publicly-traded company. In addition, in 1997 the Company disposed of PFS, its restaurant distribution operation and its non-core restaurant businesses.

BEVERAGES

     PepsiCo's beverage businesses, which operate as Pepsi-Cola Company, are comprised of two business units: Pepsi-Cola North America ("PCNA"), and Pepsi-Cola Company International ("PCI").

      PCNA manufactures and sells beverage products, primarily soft drinks and soft drink concentrates, in the United States and Canada. PCNA sells its concentrates to licensed bottlers ("Pepsi-Cola bottlers"). Under appointments from PepsiCo, Pepsi-Cola bottlers manufacture, sell and distribute, within defined territories, soft drinks and syrups bearing trademarks owned by PepsiCo, including PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, SLICE, MUG, ALL SPORT and, within Canada, 7UP and DIET 7UP (these products are sometimes referred to as "Pepsi-Cola beverages"). The Pepsi/Lipton Tea Partnership, a joint venture of PCNA and Lipton, develops and sells tea concentrate to Pepsi-Cola bottlers and develops and markets ready-to-drink tea products under the LIPTON trademark. Such products are distributed by Pepsi-Cola bottlers throughout the United States and Canada.

      Pepsi-Cola beverages are manufactured in approximately 165 plants located throughout the United States and Canada. PCNA operates approximately 60 plants, and manufactures, sells and distributes beverages throughout approximately 450 licensed territories, accounting for approximately 60% of the Pepsi-Cola beverages sold in the United States and Canada. Approximately 105 plants are operated by independent licensees or unconsolidated affiliates, which manufacture, sell and distribute approximately 40% of the Pepsi-Cola beverages sold in the United States and Canada. PCNA has a minority interest in 8 of these licensees, comprising approximately 70 licensed territories.

      PCI manufactures and sells beverage products, primarily soft drinks and soft drink concentrates, outside the United States and Canada. PCI sells its concentrates to Pepsi-Cola bottlers. Under appointments from PepsiCo, Pepsi-Cola bottlers manufacture, sell and distribute, within defined territories, beverages bearing PEPSI-COLA, 7UP, MIRINDA, DIET PEPSI, PEPSI MAX, MOUNTAIN DEW, DIET 7UP and other trademarks. PCI operates 37 plants bottling PepsiCo beverage products. There are approximately 275 plants operated by independent licensees or unconsolidated affiliates bottling PepsiCo's beverage products which are available in 186 countries and territories outside the United States and Canada. Principal international markets include Argentina, Brazil, China, India, Mexico, the Philippines, Saudi Arabia, Spain, Thailand and the United Kingdom.

      PCNA and PCI make programs available to assist licensed bottlers in servicing markets, expanding operations and improving production methods and facilities. PCNA and PCI also offer assistance to Pepsi-Cola bottlers in the distribution, advertising and marketing of PepsiCo's beverage products and offer sales assistance through special merchandising and promotional programs and by training bottler personnel. PCNA and PCI maintain control over the composition and quality of beverages sold under PepsiCo trademarks.

SNACK FOODS

      PepsiCo's snack food businesses,  which operate as The Frito-Lay  Company,
are   comprised  of  Frito-Lay   North  America   ("Frito-Lay")   and  Frito-Lay
International ("FLI").

      Frito-Lay manufactures and sells a varied line of salty snack foods throughout the United States and Canada, including LAY'S and RUFFLES brand potato chips, DORITOS and TOSTITOS brand tortilla chips, FRITOS brand corn chips, CHEEoTOS brand cheese flavored snacks, ROLD GOLD brand pretzels and SUNCHIPS brand multigrain snacks.

      Frito-Lay's products are transported from its manufacturing plants to major distribution centers, principally by company-owned trucks. Frito-Lay utilizes a "store-door-delivery" system, whereby its approximately 20,000 person sales force delivers the snacks directly to the store shelf. This system permits Frito-Lay to work closely with approximately 500,000 retail trade customers weekly and to be responsive to their needs. Frito-Lay believes this form of distribution is a valuable marketing tool and is essential for the proper distribution of products with a short shelf life.

      FLI's products are available in 111 countries outside the United States and Canada through company-owned facilities and unconsolidated affiliates. On most of the European continent, PepsiCo's snack food business consists of Snack Ventures Europe, a joint venture between PepsiCo and General Mills, Inc., in which PepsiCo owns a 60% interest. FLI also sells a variety of snack food products which appeal to local tastes including, for example, WALKERS brand snack foods, sold in the United Kingdom, WEDEL brand sweet snacks, sold in Poland, and GAMESA brand cookies and ALEGRO brand sweet snacks, which are sold in Mexico. In addition, RUFFLES, LAY'S, CHEEoTOS, DORITOS, FRITOS, TOSTITOS, and SUNCHIPS brand salty snack foods have been introduced to international markets. Principal international markets include Brazil, France, Mexico, Poland, the Netherlands, South Africa, Spain and the United Kingdom.

COMPETITION

      Both of PepsiCo's businesses are highly competitive. PepsiCo's beverages and snack foods compete in the United States and internationally with widely distributed products of a number of major companies that have plants in many of the areas PepsiCo serves, as well as with private label soft drinks and snack foods and with the products of local and regional manufacturers. For PepsiCo's industry segments, the main areas of competition are price, quality and variety of products, and customer service.

EMPLOYEES

      At December 27, 1997, PepsiCo employed, subject to seasonal variations, approximately 142,000 persons (including approximately 12,000 part-time employees), of whom approximately 79,000 (including approximately 10,000 part-time employees) were employed within the United States. PepsiCo believes that its relations with employees are generally good.

RAW MATERIALS AND OTHER SUPPLIES

      The principal materials used by PepsiCo in its beverage and snack food businesses are corn sweeteners, sugar, aspartame, flavorings, vegetable and essential oils, potatoes, corn, flour, seasonings and packaging materials. Since PepsiCo relies on trucks to move and distribute many of its products, fuel is also an important commodity. PepsiCo employs specialists to secure adequate supplies of many of these items and has not experienced any significant continuous shortages. Prices paid by PepsiCo for such items are subject to fluctuation. When prices increase, PepsiCo may or may not pass on such increases to its customers. Generally, when PepsiCo has decided to pass along price increases, it has done so successfully. There is no assurance that PepsiCo will be able to do so in the future.

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

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

      PepsiCo owns numerous valuable trademarks which are essential to PepsiCo's worldwide businesses, including PEPSI-COLA, PEPSI, DIET PEPSI, PEPSI MAX,
MOUNTAIN  DEW,  SLICE,  MUG,  ALL SPORT,  7UP and DIET 7UP  (outside  the United
States), MIRINDA, FRITO-LAY, LAY'S, DORITOS, RUFFLES, TOSTITOS, FRITOS, CHEEoTOS, CRACKER JACK, ROLD GOLD, SUNCHIPS, SANTITAS, SMARTFOOD, SABRITAS and WALKERS. Trademarks remain valid so long as they are used properly for identification purposes, and PepsiCo emphasizes correct use of its trademarks. PepsiCo has authorized (through licensing or franchise arrangements) the use of many of its trademarks in such contexts as Pepsi-Cola bottling appointments and snack food joint ventures. In addition, PepsiCo licenses the use of its trademarks on collateral products for the primary purpose of enhancing brand awareness.

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

BUSINESS SEGMENTS

      Information as to net sales, operating profit and identifiable assets for each of PepsiCo's industry segments and major geographic areas of operations, as well as capital spending, acquisitions and investments in unconsolidated affiliates, amortization of intangible assets and depreciation expense for each industry segment for 1997, 1996 and 1995 is contained in Item 8 "Financial Statements and Supplementary Data" in Note 17 on page F-23.

ITEM 2.     PROPERTIES

BEVERAGES

      PepsiCo's beverage business operates 111 plants throughout the world, of which 93 are owned and 18 are leased, and unconsolidated affiliates operate approximately 74 plants. In addition, PepsiCo's beverage business operates approximately 365 warehouses or offices in the United States and Canada, of which approximately 250 are owned and approximately 115 are leased.

      PepsiCo owns a research and technical facility in Valhalla, New York, for its beverage businesses. PepsiCo also owns the headquarters facilities for its beverage businesses in Somers, New York. PepsiCo is seeking a buyer for the Somers facility, and certain departments of the beverage businesses will be moving to Purchase, New York to share the corporate headquarters building.

SNACK FOODS

      Frito-Lay operates 55 food manufacturing and processing plants in the United States and Canada, of which 49 are owned and 6 are leased. In addition, Frito-Lay owns 182 warehouses and distribution centers and leases approximately 40 warehouses and distribution centers for storage of food products in the United States and Canada. Approximately 1,675 smaller warehouses and storage spaces located throughout the United States and Canada are leased or owned. Frito-Lay owns its headquarters building and a research facility in Plano, Texas. Frito-Lay also leases offices in Dallas, Texas and leases or owns sales/regional offices throughout the United States. PepsiCo's snack food businesses also operate approximately 70 plants and approximately 930 distribution centers, warehouses and offices outside of the United States and Canada.

GENERAL

      The Company owns its  corporate  headquarters  buildings in Purchase,  New
York.

      With a few exceptions, leases of plants in the United States and Canada are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options.

      PepsiCo believes that its properties are in good operating condition and are suitable for the purposes for which they are being used.

ITEM 3.     LEGAL PROCEEDINGS

      PepsiCo is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, of the claims and contingencies in excess of amounts already provided for, is not likely to have a material adverse effect on PepsiCo's annual results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      Not applicable.


EXECUTIVE OFFICERS OF THE COMPANY

      The following is a list of names and ages of all the current executive officers of the Company:

ROGER A. ENRICO, 53, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Enrico was elected as PepsiCo's Chief Executive Officer in April, 1996 and as Chairman of the Board in November, 1996, after serving as Vice Chairman of the Company since 1993. Mr. Enrico, who joined PepsiCo in 1971, became President and Chief Executive Officer of Pepsi-Cola USA in 1983, President and Chief Executive Officer of PepsiCo Worldwide Beverages, in 1986, Chairman and Chief Executive Officer of Frito-Lay, Inc. in 1991. Mr. Enrico served as Chairman and Chief Executive Officer of PepsiCo Worldwide Foods from 1992 to 1994 and as Chairman and Chief Executive Officer, PepsiCo Worldwide Restaurants from 1994 to 1997.

KARL M. VON DER HEYDEN, 61, is Vice Chairman of the Board and Chief Financial Officer of the Company, positions he has held since September, 1996. Before joining PepsiCo, Mr. von der Heyden was Co-Chairman and Chief Executive Officer of RJR Nabisco from March through May, 1993 and Chief Financial Officer from 1989-1993. He served as President and Chief Executive Officer of Metallgesellschaft Corp. from 1993 to 1994.

STEVEN S REINEMUND, 49, is Chairman and Chief Executive Officer of The Frito-Lay Company. Mr. Reinemund began his career with PepsiCo as senior operating officer of Pizza Hut, Inc. (a former subsidiary of the Company) in 1984. He became President and Chief Executive Officer of Pizza Hut in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay, Inc. and assumed his current position in April, 1996.

CRAIG E. WEATHERUP, 52, is currently Chairman and Chief Executive Officer of the Pepsi-Cola Company, a position he has held since July, 1996. He joined Pepsi-Cola as Marketing Director for the Far East in 1974, and became President of Pepsi-Cola Bottling Group in 1986. He was appointed President of the Pepsi-Cola Company in 1988, President and Chief Executive Officer of Pepsi-Cola North America in 1991, and served as PepsiCo's President in 1996.

JOHN CAHILL,  40, is Senior Vice  President  and  Treasurer of the Company.  Mr.
Cahill joined the Company in 1989 as Vice President, Corporate Finance and Assistant Treasurer. Mr. Cahill became Senior Vice President, Finance and Chief Financial Officer for KFC Corporation (a former subsidiary of the Company) in 1993. In 1996, he assumed the position of Senior Vice President and Chief Financial Officer of Pepsi-Cola Company and returned to PepsiCo headquarters when he was promoted to his present position in April 1997.

INDRA K. NOOYI, 42, is Senior Vice President, Strategic Planning, a position she has held since 1994. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri.

SEAN F. ORR, 43, is Senior Vice President and Controller of PepsiCo. Prior to assuming his current position in 1997, Mr. Orr was Chief Financial Officer for Frito-Lay North America. He joined PepsiCo in 1994 as Senior Vice President, Finance and Chief Financial Officer of Frito-Lay. Prior to joining PepsiCo, Mr. Orr was Vice President and Controller for The Reader's Digest Association from 1990 until 1994.

ROBERT F. SHARPE, JR., 45, became Senior Vice President, General Counsel and Secretary of PepsiCo in January, 1998. Mr. Sharpe was Senior Vice President and General Counsel of RJR Nabisco Holdings Corp. from 1996 until 1998, when he joined PepsiCo. He was previously Vice President, Tyco International Ltd. from 1994 to 1996 and Vice President, Assistant General Counsel and Secretary of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. from 1989 to 1994.

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

      Shareholders  -  At  year-end  1997,  there  were  approximately   229,000
shareholders of record.

     Dividend Policy - Quarterly cash dividends are usually declared in November, January, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for 1998 are expected to be March 13, June 12, September 11 and December 11. Quarterly cash dividends have been paid since PepsiCo was formed in 1965, and dividends paid per share have increased for 25 consecutive years.

      Cash Dividends Declared Per Share (in cents): (See Note 1)

Quarter             1997             1996
-------             ----             ----

1                   11.5             10
2                   12.5             11.5
3                   12.5             11.5
4                   12.5             11.5
                    ----             ----
Total               49.0             44.5

      Stock Prices - The high, low and closing prices for a share of PepsiCo Capital Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 1997 and 1996 were as follows (in dollars): (See Note
1)

1997                High          Low            Close
First Quarter       32 3/64       26 49/64       29 7/8
Second Quarter      35 27/32      28 23/32       35 27/32
Third Quarter       36 31/64      32 5/8         34 37/64
Fourth Quarter      40            34 1/4         34 11/16

1996                High          Low            Close
First Quarter        30 43/64     25 9/32         29 1/16
Second Quarter       31 45/64     27 9/32         30 29/64
Third Quarter        32 3/4       25 31/32        26 5/64
Fourth Quarter       30 7/32      25 27/32        27 15/64

Note 1: Cash dividends and stock prices have been adjusted to reflect the two-for-one stock split effective for shareholders of record at the close of business on May 10, 1996. Stock prices have also been adjusted to reflect the spin-off of restaurant operations on October 6, 1997.

Item 6. Selected Financial Data

Included on pages F-33 through F-36.

Item 7. Management's Discussion and Analysis of Results of Operations, Cash Flows and Liquidity and Capital Resources

Management's Discussion and Analysis

All per share information is computed using average shares outstanding, assuming dilution.

INTRODUCTION

Management's Discussion and Analysis is presented in four sections. The introductory section discusses the 1997 Disposal of the Restaurants Segment and two pervasive issues impacting many companies, Market Risk and Year 2000 (pages 9-11). The second section analyzes the Results of Operations, first on a consolidated basis and then for each of our two industry segments (pages 11-23). The final two sections address our consolidated Cash Flows and Liquidity and Capital Resources (pages 23-26).

Cautionary Statements
From time to time, in written reports and oral statements, we discuss our expectations regarding PepsiCo's future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we expect.

Disposal of the Restaurants Segment

On August 14, 1997 we announced that our Board of Directors approved a formal plan to spin off our restaurant businesses to our shareholders. Under the plan, owners of PepsiCo capital stock as of September 19, 1997 received one share of common stock of the new restaurant company, TRICON Global Restaurants, Inc. (TRICON), for every ten shares of PepsiCo capital stock. The spin-off was completed on October 6, 1997 (Distribution Date). In 1997, we also sold PepsiCo Food Systems (PFS), the restaurant distribution operation and all of the non-core U.S. restaurant businesses. As a result, the sales, costs and expenses, assets and liabilities, and cash flows of the Restaurants segment have been classified as discontinued operations in our financial statements. See Note 4. Accordingly, the discussions that follow focus on the continuing operations of our packaged goods businesses.

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:
   - interest rates on our debt and short-term investment portfolios;
   - foreign exchange rates, generating translation and transaction gains and losses and
   - commodity prices, affecting the cost of our products.

Interest Rates

PepsiCo centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies.

         We use interest rate and currency swaps to effectively change the interest rate and currency of specific debt issuances with the objective of reducing our overall borrowing costs. These swaps are generally entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is offset by the opposite market impact on the related debt.

         Our investment portfolios consist of cash equivalents and short-term marketable securities; accordingly, the carrying amounts approximate market value. It is our practice to hold these investments to maturity.

     Assuming year-end 1997 variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by $13 million.

Foreign Exchange

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

         International operations constitute about 16% percent of our 1997 consolidated operating profit, excluding unusual items. As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

         Changes in currency exchange rates that would have the largest impact on translating our international operating profit include the Mexican peso, British pound, Canadian dollar and Brazilian real. We estimate that a 10% change in foreign exchange rates would impact reported operating profit by less than $50 million. This represents 10% of the international segment operating profit (disclosed on page F-27) after adjusting for unusual items. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

         Foreign exchange gains and losses reflect transaction gains and losses and translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit's functional currency. Net foreign exchange gains and losses were not material to our earnings for the last three years.

         The sensitivity analyses presented in the interest and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

Commodities

We are subject to market risk with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts to hedge immaterial amounts of our commodity purchases.

Year 2000

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's operations. If either we, our significant customers or suppliers fail to correct Year 2000 issues, such failure could have a significant impact on our ability to operate our businesses. However, the impact cannot be quantified at this time.

         We are in the process of taking actions to address and complete the work associated with the Year 2000. Each of our business segments and Corporate have established teams to identify and correct Year 2000 issues. Internal software with non-compliant code is expected to be fixed or replaced with software that is Year 2000 compliant. Similar attention is being given to technology infrastructures, manufacturing plants and building facilities to achieve compliance in all these areas. The teams are also charged with investigating the Year 2000 capabilities of suppliers, customers and other external entities, and with developing contingency plans where necessary.

         An inventory and assessment of all computer systems and application software have been completed, and plans for establishing compliance have been developed in the U.S. These plans identify which non-compliant hardware and software will be corrected, upgraded or replaced; the timetable and resource requirements to achieve those objectives and estimated associated costs.
Remediation and testing activities are under way at both Pepsi-Cola and Frito-Lay. Most of our larger international operations have made similar progress, while some of our smaller international operations, which are generally less automated, are still developing their strategies.

         We do not expect Year 2000 spending to materially affect consolidated profitability or liquidity. This expectation assumes that our existing forecast of costs to be incurred contemplates all significant actions required and that we will not be obligated to incur significant Year 2000 related costs on behalf of our customers or suppliers. About 40% of the total estimated spending represents replacement systems that, in addition to being Year 2000 compliant, provide significantly enhanced capability which will benefit operations in future years.


RESULTS OF OPERATIONS

Consolidated Review

Net Sales rose $580 million or 3% in 1997, reflecting volume gains, partially offset by the impact of unfavorable currency translation. Net sales rose $1.3 billion or 7% in 1996, reflecting net volume gains and higher effective net pricing (including the effect of product, package and country mix) in both of our business segments. These gains were partially offset by an unfavorable foreign currency translation impact. Volume gains in both years were driven by worldwide Snack Foods and North American Beverages.

Cost of sales as a percent of net sales decreased .8 of a point to 40.8 percent in 1997, primarily reflecting favorable raw material costs in International
Beverages and, the leveraging effect of higher pricing partially offset by increased costs for new plant capacity and the planned introduction of new products in 1998 by North American Snack Foods. Cost of sales as a percent of net sales decreased .6 of a point to 41.6 percent in 1996 primarily due to lower raw materials costs in North American Beverages coupled with the leveraging effect of the higher effective net pricing.

Selling, general and administrative expenses (SG&A) comprises selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income or loss from investments in unconsolidated affiliates. In 1997, SG&A grew 2%, or at a slower rate than sales. This primarily reflects equity income from our investments in unconsolidated affiliates, compared to losses a year ago, and A&M growing at a significantly slower rate than sales. The change in equity income primarily reflects the absence of losses from our Latin American bottler, Buenos Aires Embotelladora S.A. (BAESA). G&A grew significantly faster than sales, reflecting information systems-related expenses, customer focus leadership training and infrastructure costs related to our new fountain beverage sales team. These increased expenses were partially offset by savings from a prior year restructuring and the consolidation of certain administrative functions.

         In 1996, A&M and S&D grew faster than net sales, driving an 11% increase in SG&A, led by International Beverages. Equity losses from our unconsolidated affiliates, compared to equity income in 1995, primarily reflect our share of operating losses from BAESA.

Amortization of intangible assets declined 3% to $199 million and 1% to $206 million in 1997 and 1996, respectively.

Unusual items of $290 million ($239 million after-tax or $0.15 per share) in 1997 and $576 million ($527 million after-tax or $0.33 per share) in 1996 relate to decisions to dispose of and write down assets, improve productivity and strengthen the international bottler structure. See Note 2. The 1995 charge of $66 million ($64 million after-tax or $0.04 per share) is the initial, noncash impairment charge upon adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See Note 3.

Operating Profit
                                               % Growth Rates
($ in millions)      1997     1996     1995     1997     1996
                   ------   ------   ------   ------   ------

Operating Profit
 Reported          $2,662   $2,040   $2,606       30      (22)
 Ongoing           $2,952   $2,616   $2,672       13       (2)

Ongoing excludes the effect of the unusual items (see Note 2).
---------------------------------------------------------------------------

In 1997, reported operating profit increased $622 million. Ongoing operating profit increased $336 million reflecting segment operating profit growth of $392 million or 14%, partially offset by a $56 million or 32% increase in unallocated expenses. The increase in segment operating profit primarily reflects the volume gains and lower raw material costs in worldwide Beverages. The increase in unallocated expenses relates to higher corporate expenses and foreign exchange losses in 1997 compared to gains in 1996.

         In 1996, reported operating profit declined $566 million. Ongoing operating profit decreased $56 million due to a $30 million or 21% increase in unallocated expenses and a combined segment operating profit decrease of $26 million or 1%. The increased unallocated expenses relate to centrally administered benefit plans and higher corporate expenses. The decline in segment operating profit reflects increased costs in excess of higher effective net pricing, partially offset by volume gains. The change in ongoing segment operating profit also includes unfavorable currency translation impacts.

Interest expense, net of interest income, declined $121 million or 26%. Interest expense declined $87 million or 15% in 1997, primarily reflecting lower average U.S. debt levels. Debt levels were reduced using a portion of the cash flows provided by discontinued operations and proceeds repatriated from our investments in Puerto Rico. The repatriation of funds resulted from a 1996 change in tax law which eliminated a tax exemption on investment income in Puerto Rico. Interest income increased $34 million or 37% reflecting higher average investment levels, which also benefited from cash flows provided by discontinued operations.

         Interest expense, net of interest income in 1996 declined $41 million or 8%, reflecting lower international debt levels and U.S. interest rates.

Provision for Income Taxes

($ in millions)                                1997          1996          1995
                                            -------       -------       -------

Reported
  Provision for income taxes                $   818       $   624       $   669
  Effective tax rate                           35.4%         39.8%         32.0%

Ongoing
  Provision for income taxes                $   869       $   673       $   671
  Effective tax rate                           33.4%         31.4%         31.1%

Ongoing excludes the effect of the unusual items (see Note 2).
__________________________________________________________________

Our 1997 reported effective tax rate decreased 4.4 points to 35.4%. Our ongoing effective tax rate increased 2.0 points to 33.4%, primarily reflecting the absence of cumulative tax credits recognized in 1996 that related to prior years, lower benefits in 1997 from the current year resolution of prior years' audit issues and other individually immaterial items.

        Our 1996 reported effective tax rate increased 7.8 points to 39.8%. Our ongoing effective tax rate remained about even with the prior year as lower benefits from the current year resolution of prior years' audit issues were offset by the cumulative tax credits related to prior years and other individually immaterial items.

Income From Continuing Operations and Income Per Share
($ in millions except
per share amounts)
                                                                  % Growth Rates
                                   1997         1996       1995     1997   1996
                                   ----         ----       ----     ----   ----
Income from con-
 tinuing operations
   Reported                   $   1,491    $     942  $   1,422       58    (34)
   Ongoing                    $   1,730    $   1,469  $   1,486       18     (1)

Income per share
 from continuing
  operations*
   Reported                   $    0.95    $    0.59  $    0.88       62    (34)
   Ongoing                    $    1.10    $    0.92  $    0.92       20     (1)

Ongoing excludes the effect of the unusual items (see Note 2).

* The percentage change in income per share is calculated by using income per share calculated to four decimal places in order to eliminate the effects of rounding.
---------------------------------------------------------------------------
                                       14

Income From  Discontinued  Operations and Income Per Share
($ in millions except
per share amounts)
                                                                  % Growth Rates
                                        1997      1996      1995     1997   1996
                                       -----     -----     -----     ----   ----
Income from discon-
 tinued operations                     $ 651     $ 207     $ 184     NM       13

Income per share
 from discontinued
  operations*                          $0.41     $0.13     $0.12     NM       13


* The percentage change in income per share is calculated by using income per share calculated to four decimal places in order to eliminate the effects of rounding.

NM - Not Meaningful
---------------------------------------------------------------------------

Income from discontinued operations reflects the operating results of TRICON's core restaurant businesses of Pizza Hut, KFC and Taco Bell through the Distribution Date, as well as PFS, the restaurant distribution operation sold in the second quarter, and several non-core U.S. restaurant businesses through their respective disposal dates in 1997. Reported operating results include expenses associated with the spin-off and interest expense directly related to the Restaurants segment. It does not include an allocation of PepsiCo interest expense or G&A. It also includes the 1997 gain from the sale of PFS. (See Note
4).

Net Income and Net Income Per Share
($ in millions except
per share amounts)
                                                                  % Growth Rates
                                            1997     1996    1995   1997   1996
                                            ----     ----    ----   ----   ----

Net income                                $2,142   $1,149  $1,606     86    (28)

Net income per share*                     $ 1.36   $ 0.72  $ 1.00     91    (28)

Average shares out-
 standing used to calculate
 net income per share                      1,570    1,606   1,608     (2)     -


* The percentage change in income per share is calculated by using income per share calculated to four decimal places in order to eliminate the effects of rounding.
---------------------------------------------------------------------------
                                       15

INDUSTRY SEGMENTS                                          (page 1 of 2)
 ----------------------------------------------------------------------------

($ in millions)                    1997      1996      1995      1994     1993
                                  -----      ----      ----      ----     ----
NET SALES
Beverages
   North America(a)            $  7,852  $  7,734  $  7,427  $  7,045  $ 6,464
   International                  2,689     2,853     3,040     2,609    2,168
                               --------  --------  --------  --------  -------
                                 10,541    10,587    10,467     9,654    8,632
                               --------  --------  --------  --------  -------

Snack Foods
   North America(a)               6,967     6,628     5,873     5,379    4,686
   International                  3,409     3,122     2,727     2,951    2,388
                               --------  --------  --------  --------  -------
                                 10,376     9,750     8,600     8,330    7,074
                               --------  --------  --------  --------  -------

Combined Segments              $ 20,917  $ 20,337  $ 19,067  $ 17,984  $15,706
                               ========  ========  ========  ========  =======

OPERATING PROFIT(b)
Beverages
   North America(a)            $  1,297  $  1,412  $  1,238  $  1,104  $ 1,012
   International                   (137)     (830)      128       147      104
                               --------  --------  --------  --------  -------
                                  1,160       582     1,366     1,251    1,116
                               --------  --------  --------  --------  -------

Snack Foods
   North America(a)               1,414     1,286     1,149     1,043      914
   International                    318       346       301       354      285
                               --------  --------  --------  --------  -------
                                  1,732     1,632     1,450     1,397    1,199
                               --------  --------  --------  --------  -------


Combined Segments                 2,892     2,214     2,816     2,648    2,315
                               --------  --------   -------  --------  -------
Adjustments
  Equity (income)/loss
   from unconsolidated
    affiliates                      (84)      274       (38)      (52)     (31)

  Other(c)                            1        10       (37)       (2)      15
                               --------  --------   -------  --------  -------

      Total Adjustments             (83)      284       (75)      (54)     (16)
                               --------   -------   -------  --------  -------

Combined Segments
    SFAS 14 Basis(d)           $  2,809  $  2,498  $  2,741  $  2,594  $ 2,299
                               ========  ========  ========  ========  =======

Continued on next page.
                                       16

INDUSTRY SEGMENTS                                             (page 2 of 2)
($ in millions)
---------------------------------------------------------------------------

(a)      North America is composed of operations in the U.S. and Canada.
(b) Represents reported amounts. See Note 2 - Unusual Items Affecting Comparability for 1997 and 1996. In addition, 1995 segment operating profit excludes the $66 charge for the initial, noncash impact of adopting SFAS 121 and 1994 International Beverages includes an $18 gain on the stock offering by BAESA.
(c) Adjustments directly allocable to industry segments for SFAS 14 purposes but reported in Corporate. Adjustments include the $66 SFAS 121 charge in 1995 and elimination of the $18 gain on a stock offering by BAESA in 1994.
(d)      Operating profit as defined by SFAS 14 and as disclosed in Note 17.

Beverages

                                                                  % Growth Rates
($ in millions)                    1997         1996       1995    1997    1996
                                   ----         ----       ----    ----    ----

Net Sales
  North America                $  7,852     $  7,734    $ 7,427       2       4
  International                   2,689        2,853      3,040      (6)     (6)
                               --------     --------    -------
                               $ 10,541     $ 10,587    $10,467       -       1
                               ========     ========    =======

Operating Profit
 Reported
  North America                $  1,297     $  1,412    $ 1,238      (8)     14
  International                    (137)        (830)       128      83      NM
                               --------     --------    -------
                               $  1,160     $    582    $ 1,366      99     (57)
                               ========     ========    =======

 Ongoing
  North America                $  1,349     $  1,412    $ 1,238      (4)     14
  International                      17         (254)       128      NM      NM
                               --------     --------    -------
                               $  1,366     $  1,158    $ 1,366      18     (15)
                               ========     ========    =======

Ongoing excludes unusual items of $206 ($52-North America, $154-International) in 1997 and $576 (all International) in 1996 (see Note 2). Unless otherwise noted, operating profit comparisons within the following discussions are based on ongoing operating profit.

NM - Not Meaningful
---------------------------------------------------------------------------

System bottler case sales (BCS) is our standard volume measure. It represents PepsiCo-owned brands as well as brands we have been granted the right to produce, distribute and market nationally.


                                  1997 vs. 1996
North America

Net sales increased $118 million reflecting volume growth, led by take-home packaged products, partially offset by lower effective net pricing. The decrease in effective net pricing was primarily in take-home packaged products, reflecting an intensely competitive environment.

         BCS increased 4%, primarily reflecting double-digit growth by the Mountain Dew brand. Non-carbonated soft drink products, led by Aquafina bottled water and Lipton Brisk tea, grew at a double-digit rate. Our concentrate shipments to franchisees grew at a slower rate than their BCS growth during the year.

         Reported operating profit declined $115 million. Ongoing operating profit declined $63 million, reflecting the lower effective net pricing, higher S&D costs and increased A&M. S&D grew significantly faster than sales, but in line with volume. A&M grew significantly faster than sales and volume, primarily reflecting above average levels of expenditures late in 1997. These unfavorable items were partially offset by the volume gains and lower packaging and commodity costs. G&A savings from centralizing certain administrative functions were fully offset by Year 2000 spending and infrastructure development costs related to our new fountain beverage sales team. The decline in ongoing operating profit also reflects lapping 1996 gains from the sale of an investment in a bottling cooperative and a settlement made with a supplier.

International

Net sales declined $164 million. The decline was due to unfavorable currency translation effects, primarily driven by Spain and Japan.

         BCS increased 1%. Strong double-digit growth in China, the Philippines and India was partially offset by double-digit declines in Brazil, Venezuela and South Africa. The declines in Venezuela and South Africa reflect the impact of the unexpected loss of our bottler in August 1996 and the cessation of our joint venture operation, respectively. In November 1996, we entered into a new joint venture to replace the Venezuelan bottler. Total concentrate shipments to franchisees increased at about the same rate as their BCS.

         Reported operating losses declined $693 million. Ongoing operating results improved by $271 million, reflecting a small profit in 1997 compared to a loss in 1996. The increase in ongoing operating results was driven by lower manufacturing costs, reduced net losses from our investments in unconsolidated affiliates and lower G&A expenses. Operating results also benefited from the lapping of 1996's higher-than-normal expenses from fourth quarter balance sheet adjustments and actions. The lower manufacturing costs were primarily due to favorable raw material costs and lower depreciation resulting from certain businesses held for disposal. The reduced net losses from our unconsolidated affiliates were primarily driven by the absence of losses from BAESA. The lower G&A expenses reflect savings from our fourth quarter 1996 restructuring of about $70 million.

                                  1996 vs. 1995
North America

Net sales rose $307 million. The gain reflects volume growth, led by carbonated soft drink products, and higher effective net pricing.

         BCS increased 4%, with solid increases in Brand Pepsi and the Mountain Dew brand. Non-carbonated soft drink products, led by Aquafina bottled water and Hawaiian Punch fountain syrup, grew at a double-digit rate. Our concentrate shipments to franchisees grew at a slightly faster rate than their BCS growth.

         Operating profit increased $174 million. The growth reflects the volume gains, lower product costs and the higher effective net pricing. A&M expenses grew significantly faster than sales, primarily due to the Pepsi Stuff promotion. S&D expenses grew at the same rate as sales and volume. Profit growth was aided by lapping charges taken in 1995, primarily for losses on supply contracts, take-or-pay co-packing penalties and a write down of excess co-packing assets. A 1996 gain on the sale of an investment in a bottling cooperative and a 1996 settlement with a supplier for purchases made in prior years also helped profit growth.

         Benefits of approximately $130 million related to the 1992 U.S. restructuring were achieved in 1996 due to the centralization of purchasing and improved administrative and business processes. All benefits from the restructuring will be reinvested in the business.

International

In 1996 we began to implement a new strategy to focus on building our core business in markets in which we are already strong and in certain emerging markets. Decisions were made accordingly to dispose of certain businesses and to restructure operations, resulting in unusual impairment and restructuring charges. Liabilities associated with the restructuring charge were expected to be paid by the end of 1997 and the restructuring was expected to generate about $50 million in savings in 1997 and about $80 million a year thereafter.

         Net sales declined $187 million, primarily due to unfavorable currency translation impacts and lower volume. The volume decline reflects lower concentrate shipments to franchisees, partially offset by higher packaged product sales to retailers.

         BCS decreased 2%. Excluding the impact of the unexpected loss of our Venezuelan bottler, BCS declined 1%. A single-digit decline in Latin America was partially offset by strong double-digit growth in China and India. Our concentrate shipments to franchisees declined at a significantly faster rate than their BCS decline.

         Reported operating results declined $958 million. Ongoing operating results declined $382 million. The decline reflects broad-based increases in A&M, higher-than-normal expenses from fourth quarter balance sheet adjustments and actions, increased net losses from our unconsolidated affiliates and a decline in volume. The increased net losses from our unconsolidated affiliates were driven by our equity share of BAESA's operating losses.

Snack Foods

                                                                  % Growth Rates
($ in millions)                            1997      1996     1995   1997  1996
                                           ----      ----     ----   ----  ----

Net Sales
  North America                          $ 6,967   $6,628   $5,873      5    13
  International                            3,409    3,122    2,727      9    14
                                         -------   ------   ------
                                         $10,376   $9,750   $8,600      6    13
                                         =======   ======   ======

Operating Profit
  Reported
    North America                        $ 1,414   $1,286   $1,149     10    12
    International                            318      346      301     (8)   15
                                         -------   ------   ------
                                         $ 1,732   $1,632   $1,450      6    13
                                         =======   ======   ======

  Ongoing
    North America                        $ 1,436   $1,286   $1,149     12    12
    International                            380      346      301     10    15
                                         -------   ------   ------
                                         $ 1,816   $1,632   $1,450     11    13
                                         =======   ======   ======


Ongoing excludes unusual charges of $84 ($22-North America, $62-International) in 1997 (see Note 2). Unless otherwise noted, operating profit comparisons within the following discussions are based on ongoing operating profit.
---------------------------------------------------------------------------

Pound and kilo sales are our standard volume measures. Pound and kilo growth are reported on a systemwide basis, which includes both consolidated businesses and unconsolidated affiliates operating for at least one year.

                                  1997 vs. 1996
North America

Net sales grew $339 million reflecting increased volume and the benefit of higher pricing taken on most major brands late in 1996.

     Pound volume advanced 3%. Growth of our core brands, excluding their low-fat and no-fat versions, was led by high single-digit growth in Lay's brand potato chips, strong double-digit growth by Tostitos brand tortilla chips and single-digit growth by Doritos brand tortilla chips. Baked Lay's brand potato crisps reported low double-digit growth; however, the remainder of our low-fat and no-fat snacks business depressed the overall growth rate.

     Reported operating profit grew $128 million. Ongoing operating profit rose $150 million, reflecting the higher pricing and volume growth, partially offset by increased manufacturing costs and G&A expenses. The increased manufacturing costs relate to new plant capacity and the planned introduction of new products in 1998. S&D grew slower than sales, A&M was about even with prior year and G&A increased significantly faster than sales reflecting information systems-related expenses and customer focus leadership training. Operating profit growth was hampered by lapping a 1996 gain from the sale of a non-core business.

International

Net sales increased $287 million reflecting volume gains and higher effective net pricing.

     Salty snack kilos rose 11%, led by strong double-digit growth by Sabritas and our business in Brazil, while sweet snack kilos declined 5%, due to a market contraction at Gamesa.

     Reported operating profit decreased $28 million. Ongoing operating profit increased $34 million. The increase primarily reflects volume gains partially offset by increased G&A. The higher effective net pricing was fully offset by inflation-driven higher operating and manufacturing costs, primarily in Mexico. Ongoing operating profit also benefited from the gain on the sale of a flour mill.

                                  1996 vs. 1995
North America

Net sales grew $755 million. The increase reflects strong volume growth and higher effective net pricing taken across all core brands in late 1995 and late 1996.

         Pound volume advanced 9%, reflecting exceptional performance from the low-fat and no-fat categories. These categories contributed over 45% of the total pound growth, led by Baked Lay's brand potato crisps. Core brands, excluding their low-fat and no-fat versions, had mid-single-digit growth led by double-digit growth in Lay's brand potato chips and strong double-digit growth in Tostitos brand tortilla chips.

         Operating profit grew $137 million. The increase reflects the volume growth and the higher effective net pricing, which exceeded increased promotional price allowances and merchandising support. The growth rate of promotional price allowances moderated in the fourth quarter. These gains were partially offset by higher operating and manufacturing costs and increased administrative expenses. The increased operating costs reflect increased S&D and A&M. S&D and manufacturing costs both reflect capacity costs and some inefficiencies incurred to capture the volume opportunities created when Anheuser-Busch exited the salty snack food business. These inefficiencies began to moderate in the fourth quarter. The increase in operating expenses coupled with higher G&A expenses, partially reflect investment spending to sustain strong volume growth. This increased investment spending, including costs of developing and testing new products, was partially offset by a gain on the sale of a non-core business.

International

Net sales increased $395 million. This growth reflects inflation-based price increases in Mexico and volume growth, partially offset by an unfavorable currency translation impact, led by the peso.

         Salty snack kilos rose 8%, reflecting double-digit growth at Sabritas and strong single-digit growth in the U.K. Sweet snack kilos declined 2%, led by a single-digit decline at Gamesa, due to marketwide contraction, and a double-digit decline at Alegro, the sweet snack division of Sabritas.

         Operating profit increased $45 million. The increase reflects higher effective net pricing in advance of inflation-driven product and operating cost increases, primarily in Mexico, and the increased volumes. These gains were partially offset by increased administrative expenses and the net unfavorable currency translation impact. A&M expenses increased, partially reflecting investment in global advertising and design.

CONSOLIDATED CASH FLOWS

PepsiCo's 1997 consolidated cash and cash equivalents increased $1.6 billion over the prior year reflecting a significant increase in cash provided by discontinued operations, partially offset by increased cash outflows to reduce debt, increase our investment portfolios and repurchase shares.

         Net cash provided by operating activities rose $227 million or 7% to $3.4 billion in 1997, driven by increased income before all noncash charges and credits. Cash flow growth from operating working capital was reduced by the year-over-year change in accounts payable and other current liabilities, primarily due to lapping restructuring accruals recorded in the fourth quarter of 1996.

         Net cash used for investing activities nearly doubled in 1997 to $2.1 billion, primarily reflecting a $1.5 billion swing in our short-term investment portfolio activity, partially offset by $178 million of increased proceeds from sales of businesses and reduced capital spending of $124 million. The change in our short-term investment portfolio activity primarily reflects investing a portion of the cash flows provided by discontinued operations. This compares to 1996 when we repatriated the proceeds from our maturing investments in Puerto Rico as a result of the Small Business Job Protection Act of 1996. This tax law eliminated our exemption from U.S. Federal income tax on investment income generated in Puerto Rico. The repatriated proceeds were used to reduce outstanding commercial paper debt. The cash flow from sales of businesses in 1997 primarily reflects the sale of international bottling operations and our investment in a non-core international snack food business. Lower capital spending was driven by North American Snack Foods. The decline reflects the lapping of 1996 capital spending incurred to capture volume opportunities created when Anheuser-Busch exited the salty snack food business, partially offset by 1997 new product-related spending. Spending on acquisitions and investments in unconsolidated affiliates is expected to increase in 1998.

         Net cash used for financing activities more than doubled to $6.0 billion in 1997. The increase primarily reflects increased net debt repayments of $2.5 billion and share repurchases.

Share repurchase activity:

 (in millions)                                    1997         1996        1995
                                                  ----         ----        ----
Cost                                          $  2,459     $  1,651     $   541
Shares repurchased
   Number of shares                               69.0         54.2        24.6
   % of shares outstanding at
      beginning of year                            4.5%         3.4%        1.6%

At December 27, 1997, 132 million shares were available under the current repurchase authority granted by our Board of Directors.

         Net cash flow provided by discontinued operations increased $5.6 billion in 1997. The significant increase primarily reflects a $4.5 billion cash distribution received from TRICON just prior to the Restaurant spin-off. In addition, it reflects after-tax cash proceeds of $1.0 billion associated with the sale of PFS and the non-core U.S. restaurant businesses, the effects of refranchising restaurants and other operating activities.

Free Cash Flow

Free cash flow is a measure we use internally to evaluate our cash flow performance and should be considered in addition to, but not as a substitute for, other measures of financial performance in accordance with generally accepted accounting principles. These funds provide us with flexibility to reduce our debt outstanding, repurchase shares or make strategic investments and acquisitions.

($ in millions)                                   1997     1996    1995
                                                  ----     ----    ----
Earnings before interest, taxes,
   depreciation and amortization*              $ 4,001  $ 3,479  $ 3,718
Interest expense, net                             (353)    (474)    (515)
Provision for income taxes                        (818)    (624)    (669)
Other noncash items and working
   capital                                         589      811      108
                                               -------  -------  -------
Net cash provided by operating
   activities                                    3,419    3,192    2,642
Investing activities
  Capital spending                              (1,506)  (1,630)  (1,365)
  Sales of businesses                              221       43       14
  Sales of property, plant and
   equipment                                        80        9       93
  Other, net                                       (96)    (214)    (229)
                                               -------  -------  -------
Free cash flow before cash
   dividends paid                                2,118    1,400    1,155
Cash dividends paid                               (736)    (675)    (599)
                                               -------  -------  -------
Free cash flow
  Continuing operations                          1,382      725      556
  Discontinued operations                        6,236      605      506
                                               -------  -------  -------
                                               $ 7,618  $ 1,330  $ 1,062
                                               =======  =======  =======


*  Net of the noncash portion of unusual items.
---------------------------------------------------------------------------

The $6.3 billion increase in free cash flow in 1997 largely reflects our strategic initiative to exit the restaurant business. In addition, free cash flow from continuing operations nearly doubled with improved cash flows from operating activities, larger proceeds arising from the sale of businesses and reduced capital spending. Both continuing and discontinued operations contributed to the $268 million or 25% increase in the 1996 free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At year-end 1997, $2.1 billion of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of our unused revolving credit facilities, to refinance these borrowings. Our unused credit facilities, which exist largely to support the issuances of short-term debt, were $2.75 billion and $3.5 billion at year-end 1997 and 1996, respectively. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. We reduced our credit facilities by $750 million at year-end 1997 due to decreased borrowing needs.

         Our net debt level, which reflects the pro forma remittance of investment portfolios (net of related taxes) as a reduction of total debt, and leverage at year-end 1997 were lower than prior years. We plan to gradually releverage over time.

         Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Included in Item 7, Management's Discussion and Analysis - Market Risk beginning on page 9.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age and background of each of the Company's directors nominated for reelection are contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders on pages 2 through 4 and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the executive officers of the Company are reported in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

      Information on compensation of the Company's directors and executive officers is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Directors Compensation" and "Executive Compensation", respectively, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information on the number of shares of PepsiCo Capital Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption "Ownership of Capital Stock by Directors and Officers" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference. As far as is known to the Company, no person owns beneficially more than 5% of the outstanding shares of PepsiCo Capital Stock.

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

Dated:  March 24, 1998


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


SIGNATURE                         TITLE                    DATE
---------                         -----                    ----

/s/ ROGER A. ENRICO               Chairman of the Board    March 24, 1998
Roger A. Enrico                   and
                                  Chief Executive Officer

/s/ KARL M. VON DER HEYDEN        Vice Chairman of the     March 24, 1998
Karl M. von der Heyden            Board and Chief
                                  Financial Officer

/s/ SEAN F. ORR                   Senior Vice President    March 24, 1998
Sean F. Orr                       and Controller
                                  (Principal Accounting
                                  Officer)

/s/ JOHN F. AKERS                 Director                 March 24, 1998
John F. Akers

/s/ ROBERT E. ALLEN               Director                 March 24, 1998
Robert E. Allen

/s/ D. WAYNE CALLOWAY             Director                 March 24, 1998
D. Wayne Calloway

/s/ PETER FOY                     Director                 March 24, 1998
Peter Foy

/s/ RAY L. HUNT                   Director                 March 24, 1998
Ray L. Hunt

/s/ JOHN J. MURPHY                Director                 March 24, 1998
John J. Murphy

/s/ STEVEN S REINEMUND            Chairman and Chief       March 24, 1998
Steven S Reinemund                Executive Officer of
                                  The Frito-Lay Company
                                  and Director

/s/ SHARON PERCY ROCKEFELLER      Director                 March 24, 1998
Sharon Percy Rockefeller

/s/ FRANKLIN A. THOMAS            Director                 March 24, 1998
Franklin A. Thomas

/s/ P. ROY VAGELOS                Director                 March 24, 1998
P. Roy Vagelos

/s/ CRAIG E. WEATHERUP            Chairman and Chief       March 24, 1998
Craig E. Weatherup                Executive Officer of
                                  Pepsi-Cola Company and
                                  Director

/s/ ARNOLD R. WEBER               Director                 March 24, 1998
Arnold R. Weber

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

10.2 PepsiCo, Inc. 1987 Incentive Plan (the "1987 Plan"), which is incorporated by reference from Exhibit 10(b) to PepsiCo's Annual Form 10-K for the fiscal year ended December 26, 1992.

10.3 Operating Guideline No. 1 under the 1987 Plan, as amended through July 25, 1991, which is incorporated by reference from Exhibit 10(d) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.4 Operating Guideline No. 2 under the 1987 Plan and the Plan, as amended through January 22, 1987, which is incorporated herein by reference from Exhibit 28(b) to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-19539).

10.5        PepsiCo,   Inc.  1995  Stock  Option   Incentive   Plan,   which  is
            incorporated   herein  by  reference  from  PepsiCo's   Registration
            Statement on Form S-8 (Registration No. 33-61731).

10.6 PepsiCo, Inc. 1994 Long-Term Incentive Plan, which is incorporated herein by reference from Exhibit A to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.7 PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference from Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.8        Amended and Restated PepsiCo Executive Income Deferral Program.

10.9        Restated PepsiCo Pension Equalization Plan.

12          Computation of Ratio of Earnings to Fixed Charges.

21          Active Subsidiaries of PepsiCo, Inc.

23          Report and Consent of KPMG Peat Marwick LLP.

24          Power of Attorney.

27          Financial Data Schedule.

PEPSICO, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
Item 14(a)(1)-(2)



                                                           Page
                                                           Reference
Item 14(a)(1) Financial Statements

Consolidated Statement of Income for
  the fiscal years ended December 27, 1997
  December 28, 1996 and December 30, 1995                    F-2
Consolidated Statement of Cash Flows for
  the fiscal years ended December 27, 1997,
  December 28, 1996 and December 30, 1995                    F-3
Consolidated Balance Sheet at December 27, 1997
  and December 28, 1996                                      F-5
Consolidated Statement of Shareholders' Equity
  for the fiscal years ended December 27, 1997,
  December 28, 1996 and December 30, 1995                    F-6
Notes to Consolidated Financial Statements                   F-8
Management's Responsibility for Financial Statements         F-31
Report of Independent Auditors, KPMG Peat Marwick LLP        F-32
Selected Financial Data                                      F-33 - F-36


Item 14(a)(2) Financial Statement Schedule

     II   Valuation and Qualifying  Accounts for the
          fiscal years ended December 27, 1997,
          December 28, 1996 and December 30, 1995            F-37



All other financial statements and schedules have been omitted since the required information is not applicable.

Consolidated Statement of Income

(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996
 and December 30, 1995

                                             1997        1996         1995
--------------------------------------------------------------------------
Net Sales                                 $20,917     $20,337      $19,067

Costs and Expenses, net
Cost of sales                               8,525       8,452        8,054
Selling, general and
 administrative expenses                    9,241       9,063        8,133
Amortization of intangible assets             199         206          208
Unusual items                                 290         576           66
Operating Profit                            2,662       2,040        2,606

Interest expense                             (478)       (565)        (629)
Interest income                               125          91          114

Income from Continuing Operations
  Before Income Taxes                       2,309       1,566        2,091

Provision for Income Taxes                    818         624          669

Income from Continuing Operations           1,491         942        1,422

Income from Discontinued
  Operations, net of tax                      651         207          184

Net Income                                $ 2,142     $ 1,149      $ 1,606

Income Per Share - Basic
Continuing Operations                     $  0.98     $  0.60      $  0.90
Discontinued Operations                      0.42        0.13         0.12
Net Income                                $  1.40     $  0.73      $  1.02

Average shares outstanding                  1,528       1,564        1,576

Income Per Share - Assuming Dilution
Continuing Operations                     $  0.95     $  0.59      $  0.88
Discontinued Operations                      0.41        0.13         0.12
Net Income                                $  1.36     $  0.72      $  1.00

Average shares outstanding                  1,570       1,606        1,608
-----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows (page 1 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996
 and December 30, 1995

                                           1997        1996        1995
---------------------------------------------------------------------------
Cash Flows - Operating Activities
Income from continuing operations       $ 1,491     $   942     $ 1,422
Adjustments to reconcile income
 from continuing operations to net
 cash provided by operating
 activities
  Depreciation and amortization           1,106       1,073       1,046
  Noncash portion of unusual
   items                                    233         366          66
  Deferred income taxes                      51         160         119
  Other noncash charges and
   credits, net                             342         505         585
  Changes in operating working capital,
   excluding effects of acquisitions
   and dispositions
    Accounts and notes receivable           (53)        (67)       (182)
    Inventories                              79         (97)        (83)
    Prepaid expenses, deferred income
      taxes and other current assets        (56)         84          59
    Accounts payable and other
      current liabilities                    84         297          (2)
    Income taxes payable                    142         (71)       (388)
  Net change in operating
   working capital                          196         146        (596)
Net Cash Provided by Operating
 Activities                               3,419       3,192       2,642

Cash Flows - Investing Activities
Capital spending                         (1,506)     (1,630)     (1,365)
Acquisitions and investments
 in unconsolidated affiliates              (119)        (75)       (400)
Sales of businesses                         221          43          14
Sales of property, plant
 and equipment                               80           9          93
Short-term investments, by original
 maturity
  More than three months-purchases          (92)       (115)       (285)
  More than three months-maturities         177         192         333
  Three months or less, net                (735)        736          (2)
Other, net                                  (96)       (214)       (229)
Net Cash Used for Investing
 Activities                              (2,070)     (1,054)     (1,841)
---------------------------------------------------------------------------
(Continued on following page)

Consolidated Statement of Cash Flows (page 2 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996
 and December 30, 1995

                                           1997        1996       1995
---------------------------------------------------------------------------
Cash Flows - Financing Activities
Proceeds from issuances of
 long-term debt                               -       1,772      2,027
Payments of long-term debt               (1,875)     (1,432)      (939)
Short-term borrowings, by original
 maturity
  More than three months-proceeds           146         740      2,053
  More than three months-payments          (177)     (1,873)    (2,711)
  Three months or less, net              (1,269)         89       (782)
Cash dividends paid                        (736)       (675)      (599)
Share repurchases                        (2,459)     (1,651)      (541)
Proceeds from exercises of
 stock options                              403         323        252
Other, net                                    5          (9)        (7)
Net Cash Used for
 Financing Activities                    (5,962)     (2,716)    (1,247)
Net Cash Provided by Discontinued
 Operations                               6,236         605        506
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                   (2)         (5)        (5)
Net Increase in Cash
 and Cash Equivalents                     1,621          22         55
Cash and Cash Equivalents
 - Beginning of Year                        307         285        230
Cash and Cash Equivalents
 - End of Year                          $ 1,928     $   307    $   285
---------------------------------------------------------------------------
Supplemental Cash Flow Information
Interest paid                           $   462     $   538    $   621
Income taxes paid                       $   696     $   611    $   741
---------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

(in millions except per share amount)
PepsiCo, Inc. and Subsidiaries
December 27, 1997 and December 28, 1996

                                                     1997        1996
-----------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                         $ 1,928     $   307
Short-term investments, at cost                       955         289
                                                    2,883         596
Accounts and notes receivable, less allowance:
 $125 in 1997 and $166 in 1996                      2,150       2,276
Inventories                                           732         853
Prepaid expenses, deferred income taxes and
 other current assets                                 486         225
     Total Current Assets                           6,251       3,950

Property, Plant and Equipment, net                  6,261       6,086
Intangible Assets, net                              5,855       6,036
Investments in Unconsolidated Affiliates            1,201       1,147
Other Assets                                          533         491
Net Assets of Discontinued Operations                   -       4,450
       Total Assets                               $20,101     $22,160

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and other current
 liabilities                                      $ 3,617     $ 3,378
Income taxes payable                                  640         413
     Total Current Liabilities                      4,257       3,791

Long-term Debt                                      4,946       8,174
Other Liabilities                                   2,265       1,997
Deferred Income Taxes                               1,697       1,575

Shareholders' Equity
Capital stock, par value 1 2/3 cents per share:
 authorized 3,600 shares, issued 1,726 shares          29          29
Capital in excess of par value                      1,314       1,201
Retained earnings                                  11,567       9,184
Currency translation adjustment                      (988)       (768)
                                                   11,922       9,646
Less:  Treasury stock, at cost:
 224 shares and 181 shares in 1997 and
  1996, respectively                               (4,986)     (3,023)
     Total Shareholders' Equity                     6,936       6,623
       Total Liabilities and
        Shareholders' Equity                      $20,101     $22,160
----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity (page 1 of 2)

(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996
 and December 30, 1995

                                               Capital Stock
                                         Issued             Treasury
                                    Shares   Amount    Shares      Amount

Shareholders' Equity,
 December 31, 1994                   1,726      $29     (146)    $(1,361)
  1995 Net income                        -        -        -           -
   Cash dividends declared
    (per share-$0.39)                    -        -        -           -
  Currency translation adjustment        -        -        -           -
  Share repurchases                      -        -      (24)       (541)
  Stock option exercises, including
   tax benefits of $91                   -        -       20         218
  Other                                  -        -        -           1
Shareholders' Equity,
 December 30, 1995                   1,726      $29     (150)    $(1,683)
  1996 Net income                        -        -        -           -
  Cash dividends declared
   (per share-$0.445)                    -        -        -           -
  Currency translation adjustment        -        -        -           -
  Share repurchases                      -        -      (54)     (1,651)
  Stock option exercises, including
   tax benefits of $145                  -        -       23         310
  Other                                  -        -        -           1
Shareholders' Equity,
 December 28, 1996                   1,726      $29     (181)    $(3,023)
  1997 Net income.                       -        -        -           -
  Cash dividends declared
   (per share $0.49)                     -        -        -           -
  Currency translation adjustment        -        -        -           -
  Share repurchases                      -        -      (69)     (2,459)
  Stock option exercises, including
   tax benefits of $173                  -        -       25         488
  Spin-off of restaurant businesses      -        -        -           -
  Other                                  -        -        1           8
Shareholders' Equity,
  December 27, 1997                  1,726      $29     (224)    $(4,986)


(Continued on following page)

Consolidated Statement of Shareholders' Equity (page 2 of 2)

(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996
 and December 30, 1995

                                     Capital
                                      in               Currency
                                    Excess of Retained Translation
                                    Par Value Earnings Adjustment Total

Shareholders' Equity,
 December 31, 1994                  $  920   $ 7,739   $(471)  $ 6,856
  1995 Net income                        -     1,606       -     1,606
  Cash dividends declared
   (per share-$0.39)                     -      (615)      -      (615)
  Currency translation adjustment        -         -    (337)     (337)
  Share repurchases                      -         -       -      (541)
  Stock option exercises, including
   tax benefits of $91                 125         -       -       343
  Other                                  -         -       -         1
Shareholders' Equity,
 December 30, 1995                  $1,045   $ 8,730   $(808)  $ 7,313
  1996 Net income                        -     1,149       -     1,149
  Cash dividends declared
   (per share-$0.445)                    -      (695)      -      (695)
  Currency translation adjustment        -         -      40        40
  Share repurchases                      -         -       -    (1,651)
  Stock option exercises, including
   tax benefits of $145                158         -       -       468
  Other                                 (2)        -       -        (1)
Shareholders' Equity,
 December 28, 1996                  $1,201   $ 9,184   $(768)  $ 6,623
  1997 Net income.                       -     2,142       -     2,142
  Cash dividends declared
    (per share $0.49)                    -      (746)      -      (746)
  Currency translation adjustment        -         -    (220)     (220)
  Share repurchases                      -         -       -    (2,459)
  Stock option exercises, including
   tax benefits of $173                 88         -       -       576
  Spin-off of restaurant businesses      -       987       -       987
  Other                                 25         -       -        33
Shareholders' Equity,
  December 27, 1997                 $1,314   $11,567   $(988)  $ 6,936


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular dollars in millions except per share amounts; all per share amounts assume dilution)

Note 1 - Summary of Significant Accounting Policies
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Certain reclassifications were made to prior year amounts to conform with the 1997 presentation, including classifying our Restaurants segment as discontinued operations. The consolidated financial statements for all years have been restated. See Note 4.
     Principles of Consolidation. The financial statements reflect the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which PepsiCo exercises significant influence but not control are accounted for by the equity method and PepsiCo's share of the net income or loss of its unconsolidated affiliates is included in selling, general and administrative expenses.
     Marketing Costs. Marketing costs are reported in selling, general and administrative expenses and include costs of advertising and other marketing activities. Marketing costs not deferred at year-end are charged to expense ratably in relation to sales over the year in which incurred. Advertising expenses were $1.8 billion, $1.8 billion and $1.4 billion in 1997, 1996 and 1995, respectively. Advertising expenses deferred at year-end, which are classified as prepaid expenses in the Consolidated Balance Sheet, were $53 million and $37 million in 1997 and 1996, respectively. Deferred advertising consists of media and personal service advertising- related prepayments, promotional materials in inventory and production costs of future media advertising; these assets are expensed in the year first used.
     Stock-Based Compensation. PepsiCo measures stock-based compensation cost as the excess of the quoted market price of PepsiCo's capital stock at the grant date over the amount the employee must pay for the stock. PepsiCo's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation cost is incurred.
     Derivative Instruments. The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the Consolidated Balance Sheet as a receivable or payable under the appropriate current asset or liability caption. If an interest rate swap position was to be terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument was settled prior to maturity.
     The differential to be paid or received on a currency swap related to non-U.S. dollar denominated debt is charged or credited to income as the differential occurs. This is fully offset by the corresponding gain or loss recognized in income on the currency translation of the debt, as both amounts are based upon the same exchange rates. The currency differential not yet settled in cash is reflected in the Consolidated Balance Sheet under the appropriate current or noncurrent receivable or payable caption. If a currency swap position was to be terminated prior to maturity, the gain or loss realized upon termination would be immediately recognized in income.
     Gains and losses on futures contracts designated as hedges of future commodity purchases are deferred and included in the cost of the related raw materials when purchased. Changes in the value of futures contracts used to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. If the degree of correlation between the futures contracts and the purchased commodity were to ever significantly diminish during the contract term, subsequent changes in the value of the futures contracts would be recognized in income.
     Cash Equivalents. Cash equivalents represent funds temporarily invested, with original maturities not exceeding three months, as part of PepsiCo's management of day-to-day operating cash receipts and disbursements. All other investment portfolios are primarily classified as short-term investments.
     Inventories. Inventories are valued at the lower of cost (computed on the average, first-in, first-out or last-in, first-out method) or net realizable value.
     Property, Plant and Equipment. Property, plant and equipment (PP&E) are stated at cost, except for PP&E that have been impaired, for which the carrying amount is reduced to estimated net realizable value. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.
     Intangible Assets. Intangible assets are amortized on a straight-line basis over appropriate periods, generally ranging from 20 to 40 years.
     Recoverability of Long-Lived Assets to be Held and Used in the Business. All long-lived assets are evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Assets are generally grouped at the country level, by segment, for this purpose.
     An impaired asset is written down to its estimated fair market value based on the best information available; estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Note 2 - Unusual Items Affecting Comparability of Income From Continuing Operations

                                    1997      1996      1995

Dispose and write down assets      $ 183     $ 454     $   -
Improve productivity                  94       122         -
Strengthen the international
 bottler structure                    13         -         -
Initial adoption of SFAS 121           -         -        66
Net loss                           $ 290     $ 576     $  66
  After-tax                        $ 239     $ 527     $  64
  Per share                        $0.15     $0.33     $0.04
---------------------------------------------------------------------------

The 1997 and 1996 unusual items include impairment charges of $200 million and $373 million, respectively, (see Note 3). The 1997 net charge to strengthen the international bottler structure includes proceeds of $87 million associated with a settlement related to a previous Venezuelan bottler agreement, which were partially offset by related costs.
     The 1995 initial, noncash charge reflects the early adoption of SFAS 121 (see Note 3).


Note 3 - Impairment of Long-Lived Assets

Impairment charges included in unusual items:

                                             1997       1996      1995
Held and Used in the Business
 Investments in unconsolidated
  affiliates                                $   -      $ 190     $   -
 Concentrate-related assets                     5        116         -
Disposal of assets
 Investments in unconsolidated
  affiliates                                   21         20         -
 Other businesses/assets                      174         47         -
Initial adoption of SFAS 121                    -          -        66
Total                                       $ 200      $ 373     $  66
  After-tax                                 $ 169      $ 356     $  64
  Per share                                 $0.11      $0.22     $0.04

By Segment
 Beverages                                  $ 162      $ 373     $  62
 Snack Foods                                   38          -         4
                                            $ 200      $ 373     $  66
---------------------------------------------------------------------------

The charges associated with assets to be held and used in the business reflect a reduction in forecasted cash flows attributable to increased competitive activity and weakened macroeconomic factors in various geographic regions. The net charges for disposal of assets primarily reflect strategic decisions to realign the international bottling system, restructure certain Snack Foods operations and exit certain businesses. We anticipate the disposal of assets to be completed in 1998.

     PepsiCo early adopted SFAS 121 as of the beginning of the fourth quarter of 1995. The initial, noncash charge resulted from PepsiCo grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment.


Note 4 - Discontinued Operations

The Restaurants segment was composed of the core restaurant businesses of Pizza Hut, Taco Bell and KFC, PepsiCo Food Systems (PFS), the restaurant distribution operation, and several non-core U.S. restaurant businesses. In 1997, PepsiCo announced its intention to spin off its restaurant businesses to its shareholders as an independent publicly traded company (Distribution) and sell PFS separately. The spin-off was effective as a tax free Distribution on October 6, 1997 (Distribution Date). Owners of PepsiCo capital stock as of September 19, 1997 received one share of common stock of TRICON Global Restaurants, Inc. (TRICON), the new company, for every ten shares of PepsiCo capital stock. Just prior to the Distribution Date, PepsiCo received $4.5 billion in cash from TRICON as repayment of certain amounts due and a dividend. PFS and the non-core U.S. restaurant businesses were sold prior to the Distribution Date resulting in after-tax cash proceeds of approximately $1.0 billion.

Income from discontinued operations:

                                      1997        1996      1995
Net sales                          $ 8,375    $ 11,441  $ 11,328
Costs and expenses                  (7,704)    (10,935)  (10,946)
PFS gain                               500           -         -
Interest expense, net                  (20)        (25)      (40)
Provision for income taxes            (500)       (274)     (158)
Income from discontinued
 operations                        $   651    $    207  $    184


The above amounts include costs directly associated with the spin-off but do not include an allocation of PepsiCo interest or general and administrative expenses.


Note 5 - Income Per Share

PepsiCo adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in 1997. Application of its provisions results in disclosure of two income per share measures, basic and assuming dilution, on the face of the Consolidated Statement of Income.

      PepsiCo's reported net income represents its net income available to common stockholders for purposes of computing both measures. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute both income per share measures.

                                        1997      1996      1995
Shares outstanding at beginning
  of year                              1,545     1,576     1,580

Weighted average shares issued
  during the year for exercise of
  stock options                           14        13         9

Weighted average shares
  repurchased                            (31)      (25)      (13)

Average shares outstanding -
  basic                                1,528     1,564     1,576

Effect of dilutive securities
  Dilutive shares contingently
   issuable upon the exercise of
   stock options                         151       169       151

  Shares assumed to have been
   purchased for treasury with
   assumed proceeds from the
   exercise of stock options            (109)     (127)     (119)

Average shares outstanding -
  assuming dilution                    1,570     1,606     1,608
---------------------------------------------------------------------------


Note 6 - Inventories

                                        1997      1996
Raw materials and supplies              $400      $484
Finished goods                           332       369
                                        $732      $853
---------------------------------------------------------------------------

The cost of 43% of 1997 inventories and 39% of 1996 inventories was computed using the last-in, first-out method.

Note 7 - Property, Plant and Equipment, net

                                       1997        1996
Land                                $   365     $   361
Buildings and improvements            2,623       2,543
Machinery and equipment               7,513       7,253
Construction in progress                793         751
                                     11,294      10,908
Accumulated depreciation             (5,033)     (4,822)
                                    $ 6,261     $ 6,086
---------------------------------------------------------------------------

Note 8 - Intangible Assets, net

                                                     1997           1996
Reacquired franchise rights                        $2,780         $2,917
Trademarks                                            625            650
Other identifiable intangibles                        152            122
Goodwill                                            2,298          2,347
                                                   $5,855         $6,036
---------------------------------------------------------------------------

Identifiable intangible assets primarily arise from the allocation of purchase prices of businesses acquired. Amounts assigned to such identifiable intangibles are based on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets.
     The above amounts are net of accumulated amortization of $1.7 billion and $1.5 billion at year-end 1997 and 1996, respectively.


Note 9 - Accounts Payable and Other Current Liabilities

                                                     1997           1996
Accounts payable                                   $1,047         $1,034
Accrued compensation and benefits                     640            565
Accrued selling and marketing                         485            542
Other current liabilities                           1,445          1,237
                                                   $3,617         $3,378
---------------------------------------------------------------------------


Note 10 - Long-term Debt

                                                     1997           1996
Long-term Debt
Commercial paper (5.4%)                            $    -         $1,176
Notes due 1998-2011 (6.5% and 6.4%)                 2,643          3,111
Various foreign currency debt,
 due 1998-2001 (5.2% and 5.5%)                        809          1,448
Zero coupon notes, $1.0 billion
 due 1998-2012 (10.5% and 7.9%)                       480            930
Euro notes due 1998-1999
 (5.8% and 5.5%)                                      500            700
Other, due 1998-2020 (7.5% and 7.1%)                  514            809
                                                   $4,946         $8,174
---------------------------------------------------------------------------

The interest rates in the above table include the effects of associated interest rate and currency swaps at year-end 1997 and 1996. See Note 11 for a discussion of PepsiCo's use of interest rate and currency swaps, its management of the inherent credit risk and fair value information related to debt and interest rate and currency swaps.

     The following table indicates the notional amount and weighted average interest rates, by category, of interest rate swaps outstanding at year-end 1997 and 1996, respectively. The weighted average variable interest rates that PepsiCo pays, which are primarily indexed to either commercial paper or LIBOR rates, are based on rates as of the respective balance sheet date and are subject to change. Terms of interest rate swaps match the terms of the debt they modify. The swaps terminate at various dates through 2011.

                                               1997           1996
Receive fixed-pay variable
     Notional amount                         $2,584         $3,976
     Weighted average receive rate              6.8%           6.6%
     Weighted average pay rate                  5.8%           5.5%

Receive variable-pay variable
     Notional amount                         $  250         $  552
     Weighted average receive rate              5.7%           5.5%
     Weighted average pay rate                  5.8%           5.7%

Receive variable-pay fixed
     Notional amount                         $  215         $  215
     Weighted average receive rate              5.9%           5.6%
     Weighted average pay rate                  8.2%           8.2%
--------------------------------------------------------------------

At year-end 1997, approximately 77% of total debt was exposed to variable interest rates, compared to 74% in 1996. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.
     PepsiCo enters into currency swaps to hedge its currency exposure on certain non-U.S. dollar denominated debt. At year-end 1997, the aggregate carrying amount of the debt was $629 million and the payables under related currency swaps were $104 million, resulting in a net effective U.S. dollar liability of $733 million with a weighted average interest rate of 5.8%, including the effects of related interest rate swaps. At year-end 1996, the carrying amount of this debt aggregates $1.8 billion and the receivables and payables under related currency swaps aggregate $54 million and $59 million, respectively, resulting in a net effective U.S. dollar liability of $1.8 billion with a weighted average interest rate of 5.6%, including the effects of related interest rate swaps.
     At year-end 1997 and 1996, PepsiCo's unused revolving credit facilities covering potential borrowings aggregate $2.75 billion and $3.5 billion, respectively. The 1997 facilities expire in 2002. These credit facilities exist largely to support the issuances of short-term borrowings and are available for general corporate purposes.
     At year-end 1997 and 1996, $2.1 billion and $3.5 billion, respectively, of short-term borrowings were classified as long-term debt, reflecting PepsiCo's intent and ability, through the existence of the unused credit facilities, to refinance these borrowings.
     The annual maturities of long-term debt through 2002 are: 1998-$2.1 billion, 1999-$939 million, 2000-$746 million, 2001-$353 million and 2002- $330 million.

Note 11 - Financial Instruments

Derivative Instruments
PepsiCo's policy prohibits the use of derivative instruments for trading purposes and PepsiCo has procedures in place to monitor and control their use.
     PepsiCo's use of derivative instruments is primarily limited to interest rate and currency swaps, which are entered into with the objective of reducing borrowing costs. PepsiCo enters into interest rate and currency swaps to effectively change the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is offset by the opposite market impact on the related debt. PepsiCo's credit risk related to interest rate and currency swaps is considered low because they are entered into only with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. See Note 10 for the notional amounts, related interest rates and maturities of the interest rate and currency swaps. See Management's Discussion and Analysis - Market Risk beginning on page 9.


Fair Value
Carrying amounts and fair values of PepsiCo's financial instruments:

                                         1997               1996
                                   Carrying  Fair      Carrying  Fair
                                   Amount    Value     Amount    Value

Assets
 Cash and cash equivalents         $1,928    $1,928    $  307    $  307
 Short-term investments            $  955    $  955    $  289    $  289
 Other assets (noncurrent
  investments)                     $   15    $   15    $   15    $   15

Liabilities
 Debt
  Long-term debt                   $4,946    $5,161    $8,174    $8,254
  Debt-related derivative
   instruments
    Open contracts in asset
     position                         (28)      (22)      (91)     (122)
    Open contracts in
     liability position               107       109        62        74
       Net debt                    $5,025    $5,248    $8,145    $8,206

The carrying amounts in the above table are included in the Consolidated Balance Sheet under the indicated captions, except for debt-related derivative instruments (interest rate and currency swaps), which are included in the appropriate current or noncurrent asset or liability caption. Short-term investments consist primarily of debt securities and have been classified as held-to-maturity. Noncurrent investments mature at various dates through 2000.
     Because of the short maturity of cash equivalents and short-term investments, the carrying amounts approximate fair value. The fair value of noncurrent investments is based upon market quotes. The fair value of debt and debt-related derivative instruments was estimated using market quotes and calculations based on market rates.


Note 12 - Income Taxes

Provision for income taxes on income from continuing operations:

                                  1997      1996      1995
Current:  Federal                 $598     $ 254    $  427
          Foreign                  110       138        63
          State                     59        72        60
                                   767       464       550
Deferred: Federal                   23       204       101
          Foreign                   15       (41)       16
          State                     13        (3)        2
                                    51       160       119
                                  $818     $ 624    $  669
---------------------------------------------------------------------------

U.S. and foreign income from continuing operations before income taxes:

                                  1997      1996      1995
U.S.                            $1,731    $1,630    $1,679
Foreign                            578       (64)      412
                                $2,309    $1,566    $2,091
---------------------------------------------------------------------------

Reconciliation of the U.S. Federal statutory tax rate to PepsiCo's effective tax rate on continuing operations:

                                    1997     1996      1995
U.S. Federal statutory tax rate     35.0%    35.0%     35.0%
State income tax, net of Federal
   tax benefit                       2.0      2.9       2.0
Effect of lower taxes
 on foreign results                 (5.5)    (4.4)     (4.8)
Settlement of prior years'
 audit issues                       (1.7)    (2.9)     (4.8)
Effect of unusual items              2.2      9.7       1.0
Other, net                           3.4     (0.5)      3.6
Effective tax rate on continuing
 operations                         35.4%    39.8%     32.0%
---------------------------------------------------------------------------

Deferred tax liabilities are not recognized for basis differences related to investments in foreign subsidiaries and unconsolidated affiliates that are essentially permanent in duration. Determination of the amount of such unrecognized deferred tax liabilities is not practicable.

Deferred tax liabilities (assets):

                                        1997          1996
Intangible assets other than
   nondeductible goodwill            $ 1,363       $ 1,354
Property, plant and equipment            500           388
Safe harbor leases                       115           143
Zero coupon notes                         84           103
Other                                    335           172
Gross deferred tax liabilities         2,397         2,160

Net operating loss carryforwards        (520)         (406)
Postretirement benefits                 (247)         (242)
Casualty claims                          (51)          (36)
Various current liabilities
 and other                              (459)         (350)
Gross deferred tax assets             (1,277)       (1,034)
Deferred tax assets
 valuation allowance                     458           435
Net deferred tax assets                 (819)         (599)

Net deferred tax liability           $ 1,578       $ 1,561

Included in
 Prepaid expenses, deferred income
   taxes and other current assets    $  (119)      $   (14)
 Deferred income taxes                 1,697         1,575
                                     $ 1,578       $ 1,561
----------------------------------------------------------------------------

Net operating loss carryforwards totaling $2.3 billion at year-end 1997 are available to reduce future taxable income of certain subsidiaries and are related to a number of foreign and state jurisdictions. Of these carryforwards, $56 million expire in 1998, $2.0 billion expire at various times between 1999 and 2011 and $215 million may be carried forward indefinitely.


Note 13 - Employee Stock Options

PepsiCo granted stock options to employees pursuant to three different incentive plans - the SharePower Stock Option Plan (SharePower), the Long- Term Incentive Plan (LTIP) and the Stock Option Incentive Plan (SOIP). SharePower stock options were granted to essentially all full-time employees. The number of options granted was based on each employee's annual earnings. The options generally became exercisable ratably over 5 years and had to be exercised within 10 years of the grant date.

    Under the SOIP and LTIP, stock options were granted to middle and senior management employees, respectively. SOIP options were exercisable after 1 year and had to be exercised within 10 years of the grant date. Most LTIP options were exercisable after 4 years and had to be exercised within 10 years of the grant date. In addition, certain LTIP options could be exchanged by employees for a specified number of performance share units (PSUs) within 60 days of the grant date. The value of a PSU was fixed at the value of a share of stock at the grant date and vested 4 years from the grant date, contingent upon attainment of prescribed Corporate performance goals. At year-end 1997, 1996 and 1995, there were 801,000, 763,000 and 970,600 PSUs outstanding, respectively. Payment of PSUs are made in cash and/or stock as approved by the Compensation Committee of PepsiCo's Board of Directors. Amounts expensed in continuing operations for PSUs were $4 million in both 1997 and 1996 and $5 million in 1995. At year-end 1997, there were 41 million and 137 million shares available for grant under the SOIP and LTIP, respectively.

Stock option activity:

(Options in thousands)     1997              1996             1995
                              Weighted          Weighted          Weighted
                              Average           Average           Average
                              Exercise          Exercise          Exercise
                     Options  Price    Options  Price    Options  Price
Outstanding at
 beginning of year   177,217   $20.22  160,662  $16.10   165,162   $14.60
  Granted              3,457    31.54   51,305   31.19    26,390    22.70
  Exercised          (25,504)   15.77  (22,687)  14.19   (21,181)   11.91
  Surrendered
   for PSUs              (15)   37.68     (431)  29.91      (201)   20.67
  Forfeited           (7,819)   24.89  (11,632)  23.13    (9,508)   17.69
  Spin-off related
   Conversion to
    TRICON
     options(a)      (13,267)   25.75        -       -         -        -
   PepsiCo modifi-
    cation(b)         12,260        -        -       -         -        -
Outstanding at end
 of year             146,329    18.95  177,217   20.22   160,662    16.10

Exercisable at
 end of year          81,447    15.39   80,482   14.92    65,474    12.63
---------------------------------------------------------------------------
Weighted average
 fair value of
 options granted
 during the year               $10.55           $ 8.89             $ 5.53
---------------------------------------------------------------------------

(a)Effective on the date of the TRICON spin-off, PepsiCo stock options held by TRICON employees were converted to TRICON stock options.
(b)Immediately following the spin-off, the number of options were increased and exercise prices were decreased (the "modification") to preserve the economic value of those options that existed just prior to the spin-off for the holders of PepsiCo stock options.

Stock options outstanding at December 27, 1997:

                     Options Outstanding           Options Exercisable
                           Weighted
                           Average      Weighted               Weighted
                           Remaining    Average                Average
Range of                   Contractual  Exercise               Exercise
Exercise Price    Options  Life         Price      Options     Price
$ 4.25 to $ 8.17   10,304    2.08 yrs.   $ 6.18      9,739     $ 6.20
$ 8.20 to $16.37   52,340    4.30         13.63     45,470      13.52
$16.87 to $37.72   83,685    7.28         23.85     26,238      22.04
                  146,329    5.85         18.95     81,447      15.39

Pro forma income and pro forma income per share, as if the fair value-based method had been applied in measuring compensation cost for stock-based awards:

                                         1997      1996       1995
Reported
Income
 Continuing operations                 $1,491    $  942     $1,422
 Discontinued operations                  651       207        184
 Net income                            $2,142    $1,149     $1,606
Income per share
 Continuing operations                 $ 0.95    $ 0.59     $ 0.88
 Discontinued operations                 0.41      0.13       0.12
 Net income                            $ 1.36    $ 0.72     $ 1.00

Pro Forma
Income
 Continuing operations                 $1,390    $  893     $1,411
 Discontinued operations                  635       188        179
 Net income                            $2,025    $1,081     $1,590
Income per share
 Continuing operations                 $ 0.89    $ 0.55     $ 0.88
 Discontinued operations                 0.40      0.12       0.11
 Net income                            $ 1.29    $ 0.67     $ 0.99
--------------------------------------------------------------------------

Without the effect of pro forma costs related to the modification of outstanding options arising from the TRICON spin-off, pro forma income from continuing operations is $1,436 million or $0.92 per share in 1997.
     The pro forma amounts disclosed above are not fully representative of the effects of stock-based awards because they exclude the pro forma cost related to the unvested stock options granted before 1995.
     The fair value of the options granted (including the modification) is estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                         1997       1996      1995

Risk free interest rate                   5.8%       6.0%      6.2%
Expected life                           3 years    6 years   5 years
Expected volatility                        20%        20%       20%
Expected dividend yield                  1.32%       1.5%     1.75%
---------------------------------------------------------------------------

Note 14 - Postretirement Benefits Other Than Pensions

PepsiCo provides postretirement health care benefits to eligible retired employees and their dependents, principally in the U.S. Retirees who have 10 years of service and attain age 55 while in service with PepsiCo are eligible to participate in the postretirement benefit plans. The plans are not funded and include some retiree cost sharing beginning in 1993.
     Postretirement benefit expense for 1997, 1996 and 1995 was $34 million, $39 million and $36 million, respectively.

Postretirement benefit liability recognized in the Consolidated Balance Sheet:

                                                     1997       1996
Actuarial present value of postretirement
 benefit obligation
  Retirees                                           $255       $275
  Fully eligible active plan participants             100         96
  Other active plan participants                      173        154
Accumulated postretirement benefit obligation         528        525
Unrecognized gains                                    116        122
                                                     $644       $647
------------------------------------------------------------------------

The discount rate assumptions used to compute the accumulated postretirement benefit obligation were 7.4% and 7.8% in 1997 and 1996, respectively.
     Separate assumed health care cost trend rates are used for employees who retire before and after retiree cost sharing was introduced. The assumed health care cost trend rate for employees who retired before cost sharing was 7.4% for 1998, declining gradually to 5.5% in 2005 and thereafter. For employees retiring after the introduction of cost sharing, the trend rate was 6.5% for 1998, declining to zero in 2004 and thereafter.


Note 15 - Pension Plans

     PepsiCo sponsors noncontributory defined benefit pension plans covering substantially all full-time U.S. employees as well as contributory and noncontributory defined benefit pension plans covering certain international employees. Benefits generally are based on years of service and compensation or stated amounts for each year of service. PepsiCo funds the U.S. plans in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for U.S. income tax purposes. International plans are funded in amounts sufficient to comply with local statutory requirements. The plans' assets consist principally of equity securities, government and corporate debt securities and other fixed-income obligations. The U.S. plans' assets include 11.7 million and 12.2 million shares of PepsiCo capital stock in 1997 and 1996, with a post-spin adjusted market value of $436 million and $316 million, respectively. In the interest of maintaining an appropriate level of diversification within the U.S. plans' asset portfolio, .5 million and 1.5 million shares of PepsiCo capital stock were sold during the 1997 and 1996 plan years, respectively. Dividends on PepsiCo capital stock of $6 million and $5 million were received by the U.S. plans in 1997 and 1996, respectively.

Components of net pension expense for U.S. plans:

                                           1997       1996       1995
Service cost of benefits earned           $  69      $  62      $  46
Interest cost on projected benefit
 obligation                                 103         93         78
Return on plan assets
  Actual gain                              (370)      (163)      (287)
  Deferred gain                             253         55        188
                                           (117)      (108)       (99)
Amortization of net transition gain         (14)       (14)       (14)
Net other amortization                       13         11          4
                                          $  54      $  44      $  15
------------------------------------------------------------------------

Reconciliations of the funded status of the U.S. plans to the pension liability:

                                Assets Exceed      Accumulated Benefits
                             Accumulated Benefits      Exceed Assets
                                 1997       1996      1997     1996
Actuarial present value of
 benefit obligation
  Vested benefits             $(1,177)   $(1,036)    $ (57)   $ (34)
  Nonvested benefits             (153)      (133)       (3)      (2)
Accumulated benefit
 obligation                    (1,330)    (1,169)      (60)     (36)
Effect of projected
 compensation increases          (165)      (143)      (69)     (67)
Projected benefit
 obligation                    (1,495)    (1,312)     (129)    (103)
Plan assets at fair value       1,655      1,337         -        2
Plan assets in excess of
 (less than) projected
  benefit obligation              160         25      (129)    (101)
Unrecognized prior
 service cost                      63         65        17       20
Unrecognized net
 (gain)/loss                     (205)       (26)       39       28
Unrecognized net
 transition gain                  (15)       (29)        -        -
Prepaid (accrued) pension
 liability                    $     3    $    35     $ (73)   $ (53)
------------------------------------------------------------------------

Assumptions used to compute the U.S. information presented above:

                                               1997       1996    1995
Expected long-term rate of return
 on plan assets                                10.0%      10.0    10.0

Discount rate - projected benefit
 obligation                                     7.2%       7.7     7.7

Future compensation growth rate              3.2%-6.5%  3.2-6.6  3.3-6.6
------------------------------------------------------------------------

Components of net pension expense for international plans:

                                           1997       1996       1995
Service cost of benefits earned            $ 13       $ 12       $ 10
Interest cost on projected benefit
 obligation                                  20         18         16
Return on plan assets
  Actual gain                               (57)       (38)       (30)
  Deferred gain                              26         10          6
                                            (31)       (28)       (24)
Net other amortization                        3          1          -
                                           $  5       $  3       $  2
------------------------------------------------------------------------

Reconciliations of the funded status of the international plans to the pension liability:

                                Assets Exceed      Accumulated Benefits
                             Accumulated Benefits      Exceed Assets
                               1997       1996       1997     1996
Actuarial present value of
 benefit obligation
  Vested benefits             $(223)     $(173)      $(21)    $(30)
  Nonvested benefits             (7)        (5)        (2)      (4)
Accumulated benefit
 obligation                    (230)      (178)       (23)     (34)
Effect of projected
 compensation increases         (42)       (33)        (9)     (12)
Projected benefit
 obligation                    (272)      (211)       (32)     (46)
Plan assets at fair value       328        282         14       17
Plan assets in excess of
 (less than) projected
  benefit obligation             56         71        (18)     (29)
Unrecognized prior
 service cost                     3          3          -        -
Unrecognized net loss            42         25          2        5
Unrecognized net transition
 (gain)/loss                     (1)        (1)         -        3
Prepaid (accrued) pension
  liability                   $ 100      $  98       $(16)    $(21)
----------------------------------------------------------------------

Assumptions used to compute the international information presented above:

                                          1997        1996      1995
Expected long-term rate of return
 on plan assets                           11.5%       11.4      11.3

Discount rate - projected benefit
 obligation                                7.6%        8.4       8.8

Future compensation growth rate         3.0%-13.8%  3.0-10.5  3.0-11.8
---------------------------------------------------------------------------

The discount rates and rates of return for the international plans represent weighted averages.


Note 16 - Contingencies

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


Note 17 - Business Segments

PepsiCo operates on a worldwide basis within two industry segments: beverages and snack foods.


Beverages
The beverage segment (Beverages) markets and distributes its Pepsi-Cola, Diet Pepsi, Mountain Dew and other brands worldwide, and 7UP, Diet 7UP, Mirinda, Pepsi Max and other brands internationally. Beverages manufactures concentrates of its brands for sale to franchised bottlers worldwide. Beverages operates bottling plants and distribution facilities located in North America and in various international markets for the production and distribution of company-owned and licensed brands. Beverages also manufactures and distributes ready-to-drink Lipton tea products in North America.
     Principal international markets include Argentina, Brazil, China, India, Mexico, the Philippines, Saudi Arabia, Spain, Thailand and the U.K. Investments in unconsolidated affiliates of $340 million in the U.S. and $605 million outside the U.S. at year-end 1997 are primarily in franchised bottling and distribution operations. The primary investment in the U.S. is General Bottlers. Internationally, the largest investments in unconsolidated affiliates are Grupo Embotellador de Mexico, S.A. (Mexico), General Bottlers (Poland), Serm Suk (Thailand) and Sociedad Productora de Refrescos y Sabores, SOPRESA, C.A. (Venezuela) as well as the aggregate of several investments in China.


Snack Foods
The snack food segment (Snack Foods) manufactures, distributes and markets salty and sweet snacks worldwide, with Frito-Lay representing the North American business. Products primarily manufactured and distributed in North America include Lay's and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips, Chee.tos brand cheese flavored snacks, Rold Gold brand pretzels, a variety of dips and salsas and other brands. Low-fat and no-fat versions of several core brands are also manufactured and distributed in North America.
     Principal international salty snack markets include Brazil, Mexico, the Netherlands, South Africa, Spain and the U.K. In addition, International Snack Foods manufactures and distributes sweet snacks in certain countries, primarily in France, Mexico and Poland. Snack Foods has

$234 million of investments in several unconsolidated affiliates outside the U.S. at year-end 1997. The largest investments are Snack Ventures Europe, a joint venture with General Mills, Inc., which has operations on the continent of Europe, and an investment in Simba, with operations in South Africa.
     Unallocated expenses, net includes corporate headquarters expenses, minority interests and foreign exchange translation and transaction gains and losses. Corporate identifiable assets consist principally of cash and cash equivalents and short-term investments.

Unusual Items Affecting Comparability


                         1997      1996      1995
Beverages                $206      $320       $62
Snack Foods               106         -         4
 Combined Segments        312       320        66

Equity (Income)/Loss      (22)      256         -
                         $290      $576       $66

The 1997 and 1996 unusual items relate to decisions to dispose of and write down assets, improve productivity and strengthen the international bottler structure (see Note 2). Equity (Income)/Loss in 1996 includes charges primarily related to the write down of our investment in Buenos Aires Embotelladora S.A. (BAESA) and our share of the unusual charges recorded by BAESA. The 1995 unusual item reflects the initial, noncash charge upon adoption of SFAS 121.

INDUSTRY SEGMENTS                               (page 1 of 3)


                             1997      1996      1995
NET SALES
Beverages                 $10,541   $10,587   $10,467
Snack Foods                10,376     9,750     8,600
                          $20,917   $20,337   $19,067

OPERATING PROFIT (a)
Beverages                 $ 1,114   $   890   $ 1,309
Snack Foods                 1,695     1,608     1,432
Combined Segments           2,809     2,498     2,741

Equity Income/(Loss)           84      (274)       38

Unallocated
 Expenses, net               (231)     (184)     (173)

                          $ 2,662   $ 2,040   $ 2,606

(a)  See Unusual Items Affecting Comparability on page F-24.

INDUSTRY SEGMENTS                                       (page 2 of 3)
---------------------------------------------------------------------
                                   1997       1996        1995

                               Amortization of Intangible Assets
Beverages                       $   155    $   165     $   167
Snack Foods                          44         41          41
                                $   199    $   206     $   208
---------------------------------------------------------------------
                                     Depreciation Expense
Beverages                       $   444    $   440     $   445
Snack Foods                         394        346         304
Corporate                             7          7           7
                                $   845    $   793     $   756
---------------------------------------------------------------------
                                     Identifiable Assets
Beverages                       $ 9,752    $ 9,816     $10,032
Snack Foods                       6,998      6,279       5,451
Investments in Unconsoli-
 dated Affiliates                 1,201      1,147       1,253
Corporate                         2,150        468       1,464
Net Assets of Discontinued
 Operations                           -      4,450       4,744
                                $20,101    $22,160     $22,944
---------------------------------------------------------------------
                                     Capital Spending
Beverages                       $   618    $   648     $   563
Snack Foods                         873        973         768
Corporate                            15          9          34
                                $ 1,506    $ 1,630     $ 1,365

United States                   $   996    $ 1,109     $   928
International                       510        521         437
                                $ 1,506    $ 1,630     $ 1,365
---------------------------------------------------------------------
                                 Acquisitions and Investments
                                 in Unconsolidated Affiliates
Beverages                       $    43    $    75     $   318
Snack Foods                          76          -          82
                                $   119    $    75     $   400

United States                   $     3    $    15     $    37
International                       116         60         363
                                $   119    $    75     $   400
---------------------------------------------------------------------

GEOGRAPHIC AREAS (b)                          (page 3 of 3)
---------------------------------------------------------------------

                                           Net Sales
                                   1997       1996        1995
Europe                          $ 2,327    $ 2,513     $ 2,451
Canada                              941        946         889
Mexico                            1,541      1,314       1,204
United Kingdom                      859        810         751
Other                             1,371      1,346       1,371
  Total International             7,039      6,929       6,666
  United States                  13,878     13,408      12,401
Combined Segments               $20,917    $20,337     $19,067
---------------------------------------------------------------------
                                Segment Operating Profit (Loss)(c)
                                   1997       1996        1995
Europe                          $  (133)   $   (88)    $    (7)
Canada                              105        116          94
Mexico                              214        105         135
United Kingdom                      106        159         139
Other                               (50)      (342)        103
  Total International               242        (50)        464
  United States                   2,567      2,548       2,277
Combined Segments               $ 2,809    $ 2,498     $ 2,741
---------------------------------------------------------------------
                                     Identifiable Assets
                                   1997       1996        1995
Europe                          $ 1,130    $ 1,224     $ 1,382
Canada                            1,013      1,045       1,054
Mexico                              685        583         550
United Kingdom                    1,582      1,542       1,408
Other                             1,670      1,698       1,672
  Total International             6,080      6,092       6,066
  United States                  10,670     10,003       9,417
Combined Segments                16,750     16,095      15,483
Investments in Unconsoli-
 dated Affiliates                 1,201      1,147       1,253
Corporate                         2,150        468       1,464
Net Assets of Discontinued
 Operations                           -      4,450       4,744
                                $20,101    $22,160     $22,944
---------------------------------------------------------------------
(b) The results of centralized concentrate manufacturing operations in Puerto Rico and Ireland have been allocated based upon sales to the respective geographic areas.
(c) The unusual items reduce combined segment operating profit by $290 (United States - $74, Europe - $96, Mexico - $(17), United Kingdom - $53, Other - $84) in 1997, $576 (Europe - $69, Mexico - $4, Other - $503) in 1996 and
     $66 (Europe - $62, Other - $4) in 1995 (see Unusual Items Affecting Comparability on page F-24).

Note 18 - Selected Quarterly Financial Data

($ in millions except per share amounts, unaudited)    (page 1 of 3)

                                                       First Quarter
                                                         (12 Weeks)
                                                    1997          1996
Net sales                                      $   4,213         4,053
Gross profit                                   $   2,492         2,387
Unusual items - gain (a)                       $     (22)            -
Operating profit                               $     581           532
Income from continuing operations              $     318           296
Income from discontinued operations (b)        $     109            98
Net income                                     $     427           394
Net income per share - basic
  Continuing operations                        $    0.21          0.19
  Discontinued operations                      $    0.07          0.06
  Net income                                   $    0.28          0.25
Net income per share - assuming dilution
  Continuing operations                        $    0.20          0.18
  Discontinued operations                      $    0.07          0.06
  Net income                                   $    0.27          0.24
Cash dividends declared per share              $   0.115          0.10
Stock price per share(c)
  High                                         $34 55/64        33 3/8
  Low                                          $  29 1/8        27 1/2
  Close                                        $  32 1/2        31 5/8
---------------------------------------------------------------------------
                                                       Second Quarter
                                                         (12 Weeks)
                                                    1997          1996
Net sales                                      $   5,086         5,075
Gross profit                                   $   3,017         2,963
Unusual items - loss (a)                       $     326             -
Operating profit                               $     436           774
Income from continuing operations              $     176           438
Income from discontinued operations (b)        $     480           145
Net income                                     $     656           583
Net income per share - basic
  Continuing operations                        $    0.11          0.27
  Discontinued operations                      $    0.31          0.10
  Net income                                   $    0.42          0.37
Net income per share - assuming dilution
  Continuing operations                        $    0.11          0.27
  Discontinued operations                      $    0.31          0.09
  Net income                                   $    0.42          0.36
Cash dividends declared per share              $   0.125         0.115
Stock price per share (c)
  High                                         $      39        34 1/2
  Low                                          $  31 1/4      29 11/16
  Close                                        $      39        33 1/8
---------------------------------------------------------------------------

($ in millions except per share amounts, unaudited)    (page 2 of 3)

                                                       Third Quarter
                                                        (12 Weeks)
                                                    1997         1996
Net sales                                      $   5,362        5,159
Gross profit                                   $   3,183        3,001
Unusual items - loss (a)                       $       -          390
Operating profit                               $     929          333
Income from continuing operations              $     551           10
Income from discontinued operations (b)        $     107          134
Net income                                     $     658          144
Net income per share - basic
  Continuing operations                        $    0.36         0.01
  Discontinued operations                      $    0.07         0.08
  Net income                                   $    0.43         0.09
Net income per share - assuming dilution
  Continuing operations                        $    0.35         0.01
  Discontinued operations                      $    0.07         0.08
  Net income                                   $    0.42         0.09
Cash dividends declared per share              $   0.125        0.115
Stock price per share (c)
  High                                         $39 11/16       35 5/8
  Low                                          $  35 1/2       28 1/4
  Close                                        $  37 5/8       28 3/8
---------------------------------------------------------------------------
                                                       Fourth Quarter
                                                         (16 Weeks)
                                                    1997         1996
Net sales                                      $   6,256        6,050
Gross profit                                   $   3,700        3,534
Unusual items - (gain)/loss (a)                $     (14)         186
Operating profit                               $     716          401
Income from continuing operations              $     446          198
Income (loss) from discontinued operations(b)  $     (45)        (170)
Net income                                     $     401           28
Net income (loss) per share - basic
  Continuing operations                        $    0.30         0.13
  Discontinued operations                      $   (0.03)       (0.11)
  Net income                                   $    0.27         0.02
Net income (loss) per share -
 assuming dilution
  Continuing operations                        $    0.29         0.13
  Discontinued operations                      $   (0.04)       (0.10)
  Net income                                   $    0.25         0.03
Cash dividends declared per share              $   0.125        0.115
Stock price per share (c)
  High                                         $      40       32 7/8
  Low                                          $  34 1/4       28 1/8
  Close                                        $34 11/16       29 5/8
---------------------------------------------------------------------------

($ in millions except per share amounts, unaudited)          (page 3 of 3)

                                                         Full Year
                                                        (52 Weeks)
                                                    1997          1996
Net sales                                      $  20,917        20,337
Gross profit                                   $  12,392        11,885
Unusual items - loss (a)                       $     290           576
Operating profit                               $   2,662         2,040
Income from continuing operations              $   1,491           942
Income from discontinued operations (b)        $     651           207
Net income                                     $   2,142         1,149
Net income per share - basic
  Continuing operations                        $    0.98          0.60
  Discontinued operations                      $    0.42          0.13
  Net income                                   $    1.40          0.73
Net income per share - assuming dilution
  Continuing operations                        $    0.95          0.59
  Discontinued operations                      $    0.41          0.13
  Net income                                   $    1.36          0.72
Cash dividends declared per share              $    0.49         0.445
Stock price per share (c)
  High                                         $      40        35 5/8
  Low                                          $  29 1/8        27 1/2
  Close                                        $34 11/16        29 5/8
---------------------------------------------------------------------------
Notes:

(a)Unusual items - (gain)/loss (see Note 2):

                                   1997                     1996
                           Pre-    After    Per     Pre-    After   Per
                           Tax      Tax    Share    Tax      Tax   Share

      First quarter       $(22)   $  2   $   -     $  -     $  -  $   -
      Second quarter       326     238    0.15        -        -      -
      Third quarter          -       -       -      390      376   0.23
      Fourth quarter       (14)     (1)      -      186      151   0.10
         Full year        $290    $239   $0.15     $576     $527  $0.33


(b)See Note 4.
(c)Represents the high, low and closing prices for one share of PepsiCo capital stock on the New York Stock Exchange (NYSE). Stock prices on or before October 6, 1997 are not adjusted to reflect the TRICON spin- off(see Note 4).

Management's Responsibility for Financial Statements

To Our Shareholders:

Management is responsible for the reliability of the consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and assumptions, as required. The financial statements have been audited and reported on by our independent auditors, KPMG Peat Marwick LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that management representations made to the independent auditors were valid and appropriate.
     PepsiCo maintains a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. PepsiCo's internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to our financial reporting process and our controls to safeguard assets through periodic meetings with our independent auditors, internal auditors and management. Both our independent auditors and internal auditors have free access to the Audit Committee.
     Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 27, 1997 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

Report of Independent Auditors


Board of Directors and Shareholders
PepsiCo, Inc.


We have audited the accompanying consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996 and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 27, 1997. These consolidated financial statements are the responsibility of PepsiCo, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 1997, in conformity with generally accepted accounting principles.
     As discussed in Note 3 to the consolidated financial statements, PepsiCo, Inc. in 1995 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."







KPMG Peat Marwick LLP
New York, New York
February 3, 1998

Selected Financial Data                                (Page 1 of 4)

(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

                                              1997(a)   1996(a)    1995(b)
Summary of Operations
Net sales                                $  20,917    20,337     19,067
Operating profit                         $   2,662     2,040      2,606
Income from continuing operations        $   1,491       942      1,422
Cash Flow Data
Dividends paid                           $     736       675        599
EBITDA from continuing operations (f)    $   4,001     3,479      3,718
Free cash flow from continuing
 operations (g)                          $   1,382       725        556
Share repurchases                        $   2,459     1,651        541
Per Share Data
Income from continuing operations -
 assuming dilution                       $    0.95      0.59       0.88
Cash dividends declared                  $    0.49     0.445       0.39
Book value per share at year-end         $    4.62      4.29       4.64
Market price per share at year-end (h)   $34 11/16    29 5/8   27 15/16
Market price per share at year-end -
 continuing operations (i)               $34 11/16  27 15/64   25 43/64
Balance Sheet
Net assets of discontinued
 operations (j)                          $       -     4,450      4,744
Total assets (k)                         $  20,101    22,160     22,944
Long-term debt                           $   4,946     8,174      8,248
Total debt (l)                           $   4,946     8,174      8,806
Shareholders' equity                     $   6,936     6,623      7,313
Other Statistics
Number of shares repurchased                  69.0      54.2       24.6
Shares outstanding at year-end               1,502     1,545      1,576
Average shares outstanding used to
 calculate income per share from
 continuing operations -
 assuming dilution                           1,570     1,606      1,608
Employees of continuing operations         142,000   137,000    137,000

Selected Financial Data                                (Page 2 of 4)

(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

                                                   1994(c)(d)(e)  1993
Summary of Operations
Net sales                                     $  17,984         15,706
Operating profit                              $   2,506          2,141
Income from continuing operations             $   1,363          1,152
Cash Flow Data
Dividends paid                                $     540            462
EBITDA from continuing operations (f)         $      NA             NA
Free cash flow from continuing
 operations (g)                               $      NA             NA
Share repurchases                             $     549            463
Per Share Data
Income from continuing operations -
 assuming dilution                            $    0.85           0.71
Cash dividends declared                       $    0.35          0.305
Book value per share at year-end              $    4.34           3.97
Market price per share at year-end (h)        $  18 1/8       20 15/16
Market price per share at year-end -
 continuing operations (i)                    $16 21/32         19 1/4
Balance Sheet
Net assets of discontinued
 operations (j)                               $   5,183          4,548
Total assets (k)                              $  22,533         21,628
Long-term debt                                $   8,570          7,148
Total debt (l)                                $   9,114          9,209
Shareholders' equity                          $   6,856          6,339
Other Statistics
Number of shares repurchased                       30.0           24.8
Shares outstanding at year-end                    1,580          1,598
Average shares outstanding used to
 calculate income per share from
 continuing operations -
 assuming dilution                                1,608          1,620
Employees of continuing operations              129,000        119,000


NA - Not available

---------------------------------------------------------------------------
Selected Financial Data                                (Page 3 of 4)

(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
---------------------------------------------------------------------------
PepsiCo disposed of its Restaurants segment in 1997 and accounted for it as discontinued operations (see Note 4); all information has been reclassified accordingly. Additionally, PepsiCo made numerous acquisitions in most years presented and a few divestitures in certain years. Such transactions do not materially affect the comparability of PepsiCo's operating results for the periods presented. All share and per share amounts reflect a two-for-one stock split in 1996 and per share amounts are computed using average shares outstanding, assuming dilution.

(a) Includes unusual items of $290 ($239 after-tax or $0.15 per share)in 1997 and $576 ($527 after-tax or $0.33 per share) in 1996. See Note 2.
(b) Includes the initial, noncash charge of $66 ($64 after-tax or $0.04 per share) upon adoption of SFAS 121 at the beginning of the fourth quarter.
(c) Includes the cumulative effect of adopting SFAS 112 "Employers' Accounting for Postemployment Benefits" of $77 ($51 after-tax or $0.03 per share) and changing to a preferable method for calculating the market-related value of plan assets used in determining the return-on- asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization of $32 ($20 after- tax or $0.01 per share). Prior years were not restated for these changes in accounting.
(d) Includes a benefit of changing to the preferable method for calculating the market value of plan assets in 1994, which reduced full year pension expense by $29 ($18 after-tax or $0.01 per share).
(e) Fiscal year 1994 consists of 53 weeks. Normally, fiscal years consist of 52 weeks; however, because the fiscal year ends on the last Saturday in December, a week is added every 5 or 6 years. The fifty- third week increased 1994 earnings by approximately $31 ($28 after-tax or $0.02 per share).
(f) Defined as earnings before interest, taxes, depreciation and amortization which is presented net of the noncash portion of unusual items of $233 in 1997, $366 in 1996 and $66 in 1995. EBITDA is used by certain investors as a measure of a company's ability to service its debt. It should be considered in addition to, but not as a substitute for, other measures of financial performance in accordance with generally accepted accounting principles (GAAP).
(g) Defined as net cash provided by operating activities reduced by cash dividends paid and adjusted for the following investing activities: capital spending, sales of businesses, sales of property, plant and equipment and other, net. Free cash flow is a measure we use internally to evaluate our cash flow performance and should be considered in addition to, but not as a substitute for, other measures of financial performance in accordance with GAAP.

---------------------------------------------------------------------------
Selected Financial Data                                (Page 4 of 4)
(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
---------------------------------------------------------------------------

(h) Represents historically reported market price of one share of PepsiCo, Inc. capital stock.
(i) Represents approximately 92% of the historical market price of one share of PepsiCo, Inc. capital stock, which is the allocated market value of PepsiCo's packaged goods businesses used by the NYSE on or before October 6, 1997. The remaining 8% represents the market value allocated to TRICON Global Restaurants, Inc.
(j) Represents net assets of discontinued operations (see Note 4), which are included in total assets.
(k)  Includes net assets of  discontinued  operations.
(l)  Includes  short-term borrowings and long-term debt.

PEPSICO, INC. AND SUBSIDIARIES

SCHEDULE  II-VALUATION  AND QUALIFYING  ACCOUNTS
Fiscal Years Ended December 27, 1997, December 28, 1996
and December 30, 1995
(in millions)


                                       Additions
                         Balance   Charged             Deduct-   Balance
                            at        to                 ions      at
                         beginning costs and   Other     from      end
                         of year   expenses  additions reserves  of year
                                               (1)        (2)



1997

Allowance for
 doubtful accounts       $ 166     $  41     $   7     $  89     $ 125


Valuation allowance for
 deferred tax assets     $ 435     $  47     $   -     $  24     $ 458



1996

Allowance for
 doubtful accounts       $ 132     $  53     $   9     $  28     $ 166


Valuation allowance for
 deferred tax assets     $ 390     $  76     $   -     $  31     $ 435


1995

Allowance for
 doubtful accounts       $ 138     $  37     $   5     $  48     $ 132


Valuation allowance for
 deferred tax assets     $ 262     $ 149     $   -     $  21     $ 390



(1) Other additions to the allowances principally relate to acquisitions and reclassifications.
(2) Primarily accounts written off and translation effects.