Form 10-Q
period 1998-03-21
PEPSICO INC
filed 1998-05-05
CIK 77476

FORM 10-Q
                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 21, 1998   (12 weeks)
                                ----------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number  1-1183
                                [GRAPHIC OMITTED]


                                  PEPSICO, INC.
                   (Exact name of registrant as specified in its charter)

         North Carolina                                        13-1584302
(State or other jurisdiction of                                    (I.R.S.
Employer incorporate or organization)                       Identification No.)

     700 Anderson Hill Road, Purchase, New York            10577
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

YES   X    NO

Number of shares of Capital Stock outstanding as of April 17, 1998:
1,491,032,028

                         PEPSICO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I         Financial Information

               Condensed Consolidated Statement of Income -
                  12 weeks ended March 21, 1998 and March 22, 1997 ......     2

               Condensed Consolidated Statement of Comprehensive Income -
                  12 weeks ended March 21, 1998 and March 22, 1997 ......     3

               Condensed Consolidated Statement of Cash Flows -
                  12 weeks ended March 21, 1998 and March 22, 1997 ......   4-5

               Condensed Consolidated Balance Sheet -
                  March 21, 1998 and December 27, 1997 ..................   6-7

               Notes to Condensed Consolidated Financial Statements .....   8-9

               Management's Discussion and Analysis of Operations,
                  Cash Flows and Liquidity and Capital Resources ........ 10-18

               Independent Accountants' Review Report ...................    19


Part II        Other Information and Signatures.......................... 20-21

                         PART I - FINANCIAL INFORMATION

                         PEPSICO, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in millions except per share amounts, unaudited)

                                                                 12 Weeks
                                                                   Ended
                                                           3/21/98      3/22/97

Net Sales ............................................     $ 4,353      $ 4,213


Costs and Expenses, net
  Cost of sales ......................................       1,750        1,721
  Selling, general and administrative expenses .......       1,969        1,867
  Amortization of intangible assets ..................          44           44
                                                           -------      -------

Operating Profit......................................         590          581

  Interest expense....................................         (76)        (115)
  Interest income.....................................          32           12
                                                           -------      -------
Income from Continuing Operations
  Before Income Taxes.................................         546          478

Provision for Income Taxes............................         169          160
                                                           -------      -------
Income from Continuing Operations.....................         377          318

Income from Discontinued Operations, net of tax.......           -          109
                                                           -------      -------
Net Income ...........................................     $   377      $   427
                                                           =======      =======

Income Per Share - Basic
  Continuing Operations ..............................     $  0.25      $  0.21
  Discontinued Operations.............................           -         0.07
                                                           -------      -------
  Net Income .........................................     $  0.25      $  0.28
                                                           =======      =======

  Average shares outstanding..........................       1,496        1,544

Income Per Share - Assuming Dilution
  Continuing Operations ..............................     $  0.24      $  0.20
  Discontinued Operations.............................           -         0.07
                                                           -------      -------
  Net Income .........................................     $  0.24      $  0.27
                                                           =======      =======

  Average shares outstanding..........................       1,539        1,583

Cash Dividends Declared Per Share ....................     $ 0.125      $ 0.115


                             See accompanying notes.
                                       -2-

                         PEPSICO, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT
                             OF COMPREHENSIVE INCOME
                            (in millions, unaudited)

                                                                  12 Weeks
                                                                    Ended
                                                             3/21/98    3/22/97

Net Income................................................     $ 377      $ 427

Other Comprehensive Income/(Loss)
  Currency translation adjustment
   (net of tax expense of $1 - 3/97)......................       (19)      (143)
  Less: Reclassification adjustment for items realized in
   net income.............................................         -         29
                                                               -----      -----

                                                                 (19)      (114)
                                                               -----      -----
Comprehensive Income......................................     $ 358      $ 313
                                                               =====      =====






























                                See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions, unaudited)

                                                                   12 Weeks
                                                                     Ended
                                                               3/21/98  3/22/97
Cash Flows - Operating Activities
   Income from Continuing Operations .....................     $   377  $   318
   Adjustments to reconcile income from continuing
    operations to net cash provided by
     operating activities
        Depreciation and amortization.....................         246      231
        Deferred income taxes.............................          16        5
        Other noncash charges and credits, net............          73       29
        Changes in operating working capital, excluding
          effects of acquisitions and dispositions
           Accounts and notes receivable..................           2       73
           Inventories....................................         (69)      20
           Prepaid expenses, deferred income taxes and
            other current assets..........................         (70)     (97)
           Accounts payable and other current liabilities.        (503)    (581)
           Income taxes payable...........................         202       99
                                                                  ----     ----
        Net change in operating working capital...........        (438)    (486)
                                                                  ----     ----

Net Cash Provided by Operating Activities.................         274       97
                                                                  ----     ----


Cash Flows - Investing Activities
   Capital spending.......................................        (228)    (291)
   Acquisitions and investments in unconsolidated
    affiliates ...........................................        (192)      (2)
   Sales of businesses....................................           -       62
   Sales of property, plant and equipment.................          13       15
   Short-term  investments,  by  original  maturity
      More  than  three  months - purchases...............        (170)     (16)
      More than three months - maturities.................         217       67
      Three months or less, net...........................         736        5
   Other, net.............................................         (63)      48
                                                                  ----     ----
Net Cash Provided by (Used for) Investing Activities......         313     (112)
                                                                  ----     ----

Continued on next page.

                         PEPSICO, INC. AND SUBSIDIARIES

                            (in millions, unaudited)

                                                                  12 Weeks
                                                                    Ended
                                                             3/21/98    3/22/97
Cash  Flows - Financing Activities
 Proceeds from issuances of long-term debt................       544          -
   Payments of long-term debt.............................      (785)      (927)
   Short-term borrowings, by original maturity
      More than three months - proceeds...................        49         33
      More than three months - payments...................       (22)      (127)
      Three months or less, net...........................       (29)     1,076
   Proceeds from formation of REIT........................         -        296
   Cash dividends paid....................................      (188)      (172)
   Share repurchases......................................      (877)      (378)
   Proceeds from exercises of stock options...............       192         72
                                                              -------   -------
Net Cash Used for Financing Activities....................    (1,116)      (127)
                                                              -------   -------

Net Cash Provided by Discontinued Operations..............         -        158

Effect of Exchange Rate Changes on Cash and Cash
 Equivalents .............................................        (1)        (1)
                                                             -------    -------

Net (Decrease) Increase in Cash and Cash Equivalents......      (530)        15
Cash and Cash Equivalents - Beginning of year ............     1,928        307
                                                             -------    -------
Cash and Cash Equivalents - End of period ................   $ 1,398    $   322
                                                             =======    =======















                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                     ASSETS

                                                         (Unaudited)
                                                           3/21/98     12/27/97
Current Assets
   Cash and cash equivalents .........................    $  1,398     $  1,928
   Short-term investments, at cost....................         172          955
                                                          --------     --------
                                                             1,570        2,883
   Accounts and notes receivable, less
     allowance:  3/98 - $123, 12/97 - $125............       2,132        2,150

   Inventories
       Raw materials and supplies.....................         426          400
       Finished goods.................................         379          332
                                                          --------     --------
                                                               805          732
   Prepaid expenses, deferred income taxes and
     other current assets.............................         556          486
                                                          --------     --------
           Total Current Assets.......................       5,063        6,251

Property, Plant and Equipment ........................      11,493       11,294
Accumulated Depreciation..............................      (5,189)      (5,033)
                                                          --------     --------
                                                             6,304        6,261

Intangible Assets, net................................       5,889        5,855

Investments in Unconsolidated Affiliates..............       1,183        1,201

Other Assets..........................................         746          533
                                                          --------     --------
          Total Assets ...............................    $ 19,185     $ 20,101
                                                          ========     ========


Continued on next page.

                         PEPSICO, INC. AND SUBSIDIARIES

                          (in millions except per share amount)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           (Unaudited)
                                                            3/21/98    12/27/97
Current Liabilities
   Accounts payable and other current liabilities ........  $  3,065   $  3,617
   Income taxes payable...................................       756        640
                                                            --------   --------
          Total Current Liabilities.......................     3,821      4,257

Long-term Debt............................................     4,715      4,946

Other Liabilities.........................................     2,406      2,265

Deferred Income Taxes.....................................     1,724      1,697

Shareholders' Equity
   Capital stock, par value 1 2/3 cents per share:
      authorized 3,600 shares, issued 3/98
      and 12/97 - 1,726 shares............................        29         29
   Capital in excess of par value.........................     1,290      1,314
   Retained earnings .....................................    11,758     11,567
   Currency translation adjustment........................    (1,007)      (988)
                                                            --------   --------
                                                              12,070     11,922
Less: Treasury Stock, at Cost:
      3/98 - 235 shares, 12/97 - 224 shares...............    (5,551)    (4,986)
                                                            --------   --------
          Total Shareholders' Equity......................     6,519      6,936
                                                            --------   --------
              Total Liabilities and Shareholders' Equity .  $ 19,185   $ 20,101
                                                            ========   ========










                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES
                                   (unaudited)

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Our Condensed Consolidated Balance Sheet at March 21, 1998 and the Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the 12 weeks ended March 21, 1998 and March 22, 1997 have not been audited, and all but the Condensed Consolidated Statement of Comprehensive Income (Note 2) have been prepared in conformity with the accounting principles applied in our 1997 Annual Report on Form 10-K (Annual Report) for the year ended December 27, 1997. In our opinion, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

(2) As of December 28, 1997, PepsiCo adopted Statement of Position 98-1 (SOP), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by The American Institute of Certified Public Accountants in March, 1998. The SOP requires capitalization of certain costs related to computer software developed or obtained for internal use which PepsiCo had previously expensed in selling, general and administrative expenses. The amount capitalized under the SOP in the first quarter of 1998 was immaterial. PepsiCo does not expect the full-year impact of adopting the SOP to be material to its consolidated results.

     As of December 28, 1997, PepsiCo adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation and minimum pension liability adjustments.

(3) Through the 12 weeks ended March 21, 1998, PepsiCo repurchased 24.4 million shares of its capital stock at a cost of $877 million. From March 22, 1998 through May 4, 1998, PepsiCo repurchased 4.0 million shares at a cost of $169 million.

(4)   Supplemental Cash Flow Information

                                                           12 Weeks
                                                            Ended
                                                       3/21/98  3/22/97
Cash Flow Data
  Interest paid....................................      $  64     $121
  Income taxes paid................................      $  51     $ 63

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS AND
  LIQUIDITY AND CAPITAL RESOURCES


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

General

All per share information is computed using average shares outstanding, assuming dilution.

Volume is the estimated dollar effect of the year-over-year change in case sales by company-owned bottling operations and concentrate unit sales to franchisees in Beverages, and pound or kilo sales of salty and sweet snacks in Snack Foods.

Effective net pricing includes price changes and the effect of product, package and country mix.


                       Analysis of Consolidated Operations


Net sales rose $140 million or 3% reflecting volume gains in all businesses and higher effective net pricing by Worldwide Snack Foods, partially offset by an unfavorable foreign currency translation impact and the absence of sales resulting from the refranchising of our Japanese bottler late in 1997.

Cost of sales as a percent of net sales decreased 0.6 points to 40.2% primarily due to lower product costs in Worldwide Beverages and higher effective net pricing in International Snack Foods, partially offset by lower potato yields in Europe.

Selling, general and administrative expenses (SG&A) comprises selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income or loss from investments in unconsolidated affiliates. SG&A grew 5%, a faster rate than sales. This primarily reflects A&M growing at a significantly faster rate than sales driven by Worldwide Beverages and North American Snack Foods, as well as an increase in G&A. The increased G&A reflects higher executive compensation expense resulting from our deferred compensation liability, which is indexed to various investment options, including PepsiCo capital stock. S&D grew slightly slower than sales.

Amortization of intangible assets remained even with the prior year as the effect of reducing intangible assets, as part of the unusual charges recorded during the second quarter of 1997, was offset by an increase in intangible assets resulting from our recent Snack Foods acquisitions.

Operating Profit increased $9 million or 2% to $590 million reflecting segment operating profit growth of $11 million or 2%, partially offset by a $2 million or 6% increase in unallocated expenses. The segment operating profit growth reflects the increased volume and higher effective net pricing, which was substantially offset by increased operating costs. Segment operating profit growth also benefited from non-operating gains in North American Beverages and North American Snack Foods, which were mostly offset by lapping a 1997 gain from the sale of an investment in a non-core international snack food business. Unallocated expenses include the increased executive compensation partially offset by credits related to centrally managed insurance programs.


Interest expense, net of interest income, declined $59 million or 57%, primarily due to lower average U.S. debt levels and higher average worldwide investment levels reflecting the significant cash flows received from discontinued operations in the latter half of 1997.


Provision for Income Taxes increased by $9 million or 6%. The effective tax rate decreased 2.5 points to 31.0% primarily reflecting reserve reversals related to settlement of prior years' audit issues and lapping the high effective tax rate associated with the 1997 gain arising from the sale of the non-core investment partially offset by an increase in foreign tax expense.

Income from Continuing Operations increased $59 million or 19% while Income Per Share from Continuing Operations increased $0.04 or 20% to $0.24. The increases were due to the lower net interest expense, the non-operating gains and the lower effective tax rate. In addition, income per share benefited from a 3% reduction in average shares outstanding.

Comprehensive Income increased $45 million or 14% due to a decline in other comprehensive losses, driven by lapping unfavorable 1997 currency translation effects of rate devaluations in the UK and Spain, partially offset by lower net income, reflecting the absence of income from discontinued operations.

                         PEPSICO, INC. AND SUBSIDIARIES

               SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
                           ($ in millions, unaudited)

                              Net Sales                  Operating Profit  (b)
                                              %                             %
                           12 Weeks Ended  Change      12 Weeks Ended    Change
                         3/21/98   3/22/97  B/(W)    3/21/98   3/22/97    B/(W)

Beverages
- North America           $1,653    $1,609    3        $ 258     $ 258       -
- International              311       361  (14)         (18)      (27)     33
                          ------    ------             -----     -----
                           1,964     1,970    -          240       231       4

Snack Foods
- North America           $1,631     1,523    7          308       283       9
- International              758       720    5           76        99     (23)
                          ------     -----             -----     -----
                           2,389     2,243    7          384       382       1

Combined Segments         $4,353    $4,213    3          624       613       2
                          ======    ======
Unallocated Expenses                                     (34)      (32)     (6)
                                                       -----     -----

Operating Profit                                       $ 590     $ 581       2
                                                       =====     =====

Notes:
(a) This schedule should be read in conjunction with Management's Analysis beginning on page 13. Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.
(b) Non-operating gains are included in North American Beverages and North American Snack Foods in 1998 and in International Snack Foods in 1997. The percent change in combined segments operating profit was not materially affected by these non-operating gains.

                            Segments of The Business

Beverages
($ in millions)
                                                12 Weeks Ended      %
                                              3/21/98   3/22/97  Change

Net Sales
  North America                                $1,653    $1,609     3
  International                                   311       361   (14)
                                               ------    ------
                                               $1,964    $1,970     -
                                               ======    ======

Operating Profit
  North America                                $  258    $  258     -
  International                                   (18)      (27)   33
                                               ------    ------
                                               $  240    $  231     4
                                               ======    ======
-------------------------------------------------------------------------

System bottler case sales (BCS) is our standard volume measure. It represents PepsiCo-owned brands as well as brands we have been granted the right to produce, distribute and market nationally. First quarter BCS includes the months of January, February and March.


North America

Net sales increased $44 million primarily reflecting packaged products volume growth.

BCS increased 2.5%, led by mid-single-digit growth by our Mountain Dew brand. Non-carbonated soft drink products, led by Aquafina bottled water and Frappuccino coffee drink grew at a strong double-digit rate. Our concentrate shipments to franchisees grew at a faster rate than their BCS growth.

Operating profit was even with the prior year reflecting the volume growth, non-operating gains and lower product costs, offset by increased A&M and S&D costs. S&D grew faster than sales and volume reflecting higher depreciation expense associated with an aggressive cooler and vendor placement program which commenced in the second half of 1997. A&M and G&A expenses grew significantly faster than sales and volume. The G&A growth includes the increased executive compensation and higher spending on information systems.

International

Net sales declined $50 million. The decline was primarily driven by the absence of sales resulting from the refranchising of our Japanese bottler late in 1997. Volume gains were substantially offset by unfavorable currency translation effects, led by Spain and Thailand.

     BCS increased 6% as volume more than doubled in the Philippines, while Mexico grew at a double-digit rate. In addition, BCS more than doubled in Venezuela reflecting the momentum of our joint venture. These advances were partially offset by the absence of sales volume in South Africa, due to the cessation of our joint venture operation and, significantly lower volumes in Japan. The decline in Japan reflects the elimination of certain beverages previously sold, partially offset by double-digit growth in our remaining brands. Total concentrate shipments to franchisees increased at a faster rate than their BCS.

      Operating losses declined $9 million. The improved operating results reflect higher volumes, lower product costs and reduced G&A, partially offset by increases in A&M. The favorable product costs were driven by reductions in certain duty rates and lower packaging costs, while efficiencies from our 1996 restructuring continue to benefit G&A.

Snack Foods
($ in millions)
                                                12 Weeks Ended      %
                                              3/21/98   3/22/97  Change

Net Sales
  North America                                $1,631    $1,523     7
  International                                   758       720     5
                                               ------    ------
                                               $2,389    $2,243     7
                                               ======    ======

Operating Profit
  North America                                $  308    $  283     9
  International                                    76        99   (23)
                                               ------    ------
                                               $  384    $  382     1
                                               ======    ======

---------------------------------------------------------------------------

Pound and kilo sales are our standard volume measures. Pound and kilo growth are reported on a systemwide basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

North America

Net sales grew $108 million reflecting increased volume and favorable mix shifts, including the effect of our new "WOW" product introduction.

      Pound volume advanced 6%. Growth of our core brands, excluding their low-fat and no-fat versions, was led by high double-digit growth in Lay's brand potato chips and single-digit growth in Doritos brand tortilla chips. These gains were partially offset by declines in our "Baked" products and the elimination of Doritos Reduced Fat.

      Operating profit grew $25 million, reflecting volume growth and a non-operating gain, partially offset by higher A&M and S&D expenses. A&M grew at twice the rate of sales and volume due to increased promotional allowances. G&A grew slightly faster than sales due to the increased executive compensation.

International

Net sales increased $38 million reflecting volume gains, primarily driven by Sabritas. Higher effective net pricing was fully offset by the impact of the stronger U.S. dollar.

      Salty snack kilos rose 10%, led by strong double-digit growth at Sabritas and our Snack Ventures Europe joint venture, while sweet snack kilos declined 5%, due to continued market softness at Gamesa.

      Operating profit decreased $23 million, primarily reflecting higher operating costs and the effect of lapping the 1997 gain on the sale of a non-core investment, partially offset by the higher effective net pricing and the volume gains. Higher operating costs primarily reflect increased raw material costs resulting from lower potato yields in Europe.

                                   Cash Flows

Please refer to our 1997 Annual Report on Form 10-K for information regarding our Liquidity and Capital Resources.

PepsiCo's 1998 consolidated cash and cash equivalents decreased $530 million compared to a $15 million increase in 1997. The unfavorable swing primarily reflects increased share repurchases, net debt repayments in 1998 compared to net proceeds in 1997 and the absence of proceeds from the 1997 formation of a Real Estate Investment Trust (REIT). These were partially offset by increased proceeds from our investment portfolios.

Net cash provided by operating activities nearly tripled to $274 million, reflecting an increase in income before all noncash charges and credits and lower operating working capital growth, driven by a first quarter tax refund that was used to offset payments.

Net cash provided by (used for) investing activities reflects a favorable swing of $425 million resulting in cash provided of $313 million in 1998. The swing is due to $727 million of increased proceeds from our short-term investment portfolios, partially offset by a $190 million increase in acquisitions and investments in unconsolidated affiliates and an increase in various other investing activities, which was due to a number of individually immaterial items. In the first quarter of 1998, we purchased the Cracker Jack brand and the remaining ownership interest in a previously unconsolidated affiliate.

Net cash used for financing activities increased $989 million to $1.1 billion. The increase primarily reflects increased share repurchases of $499 million and a $298 million swing in debt related cash flows, as well as the absence of the 1997 REIT proceeds of $296 million.

Our share repurchase activity was as follows:
                                              12 Weeks
                                                Ended
($ and shares in millions)            3/21/98         3/22/97

Cost                                   $  877          $  378
Number of shares repurchased             24.4            11.7
% of  shares  outstanding  at
  beginning of year                      1.6%             .8%

Free cash flow is a measure we use internally to evaluate our cash flow performance and should be considered in addition to, but not as a substitute for, other measures of financial performance in accordance with generally accepted accounting principles. These funds provide us with flexibility to reduce our debt outstanding, repurchase shares or make strategic investments and acquisitions.

                                                                 12 Weeks
                                                                  Ended
($ in millions)                                           3/21/98       3/22/97

Earnings before interest, taxes,
   depreciation and amortization                            $ 836         $ 812
Interest expense, net                                         (44)         (103)
Provision for income taxes                                   (169)         (160)
Other noncash items and working
   capital                                                   (349)         (452)
                                                            -----         -----
Net cash provided by operating
   activities                                                 274            97
Investing activities
  Capital spending                                           (228)         (291)
  Sales of businesses                                           -            62
  Sales of property, plant and
   equipment                                                   13            15
  Other, net                                                  (63)           48
                                                            -----         -----
Free cash flow before cash
   dividends paid                                              (4)          (69)
Cash dividends paid                                          (188)         (172)
                                                            -----         -----
Free cash flow
  Continuing operations                                      (192)         (241)
  Discontinued operations                                       -           158
                                                            -----         -----
                                                            $(192)        $ (83)
                                                            =====         =====


The $109 million increase in our negative free cash flow primarily reflects the absence of the cash flows from discontinued operations. The $49 million decline in our negative free cash flow from continuing operations primarily reflects the increase in net cash provided by operating activities partially offset by the unfavorable swing in other investing activities. The negative free cash flow reflects the seasonality of our business.

<audit-report>

                     Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of March 21, 1998 and the related condensed consolidated statements of income, comprehensive income and cash flows for the twelve weeks ended March 21, 1998 and March 22, 1997. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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



New York, New York
April 28, 1998

</audit-report>

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.     Exhibits and Reports on Form 8-K
            (a)  Exhibits

                  See Index to Exhibits on page 22.

            (b)  Reports on Form 8-K

                  None

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                   PEPSICO, INC.
                                                  (Registrant)






Date:      May 4, 1998                            Sean F. Orr

                                             Senior Vice President and
                                             Controller






Date:      May 4, 1998                          Lawrence F. Dickie
                                             Vice President, Associate General
                                             Counsel and Assistant Secretary

                                INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS


Exhibit 11           Computation of Net Income Per Share of Capital Stock -
                      Basic and Assuming Dilution


Exhibit 12           Computation of Ratio of Earnings to Fixed Charges


Exhibit 15           Letter from KPMG Peat Marwick LLP
                       regarding Unaudited Interim Financial
                        Information (Accountants' Acknowledgment)


Exhibit 27.1         Financial Data Schedule 12 weeks ended March 21, 1998


Exhibit 27.2         Financial Data Schedule 12 weeks ended March 22, 1997