Form 10-Q
period 1998-06-13
PEPSICO INC
filed 1998-07-28
CIK 77476

                               FORM 10-Q
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 13, 1998   (12 and 24 Weeks Ended)
                                --------------------------------

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number  1-1183
                           [GRAPHIC OMITTED]


                                    PEPSICO,INC.
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

YES   X    NO

Number of shares of Capital Stock outstanding as of July 10, 1998:
1,472,836,872

                    PEPSICO, INC. AND SUBSIDIARIES

                                 INDEX


                                                            Page
                                                             No.
  Part I     Financial Information

        Condensed Consolidated  Statement of Income -
         12 and 24 weeks ended June 13, 1998
           and June 14,1997                                    2

        Condensed Consolidated Statement of Comprehensive
        Income - 12 and 24 weeks ended June 13, 1998
           and June 14, 1997                                    3

        Condensed Consolidated Statement of Cash Flows -
         24 weeks ended June 13, 1998  and June 14, 1997      4-5

        Condensed Consolidated Balance Sheet -
         June 13, 1998  and December 27, 1997                 6-7

        Notes to Condensed Consolidated Financial
        Statements                                             8

        Management's Discussion and Analysis of Operations,
         Cash Flows and Liquidity and Capital Resources      9-19

        Independent Accountants' Review Report                20

  Part II    Other Information and Signatures                21-22

                    PART I - FINANCIAL INFORMATION

                    PEPSICO, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in millions, unaudited)

                                          12 Weeks Ended       24 Weeks Ended
                                         ------------------  ------------------
                                         6/13/98    6/14/97   6/13/98   6/14/97
                                         --------  --------  --------  --------

Net Sales.............................    $5,258    $5,086    $9,611    $9,299

Costs and Expenses, net
  Cost of sales.......................     2,148     2,069     3,898     3,790
  Selling, general and administrative
    expenses..........................     2,286     2,205     4,255     4,094
  Amortization of intangible assets...        46        50        90        94
  Unusual items.......................         -       326         -       304
                                         --------  --------  --------  --------
Operating Profit......................       778       436     1,368     1,017
  Interest expense....................       (76)     (120)     (152)     (235)
  Interest income.....................        15        11        47        23
                                         --------  --------  --------  --------
Income from Continuing Operations
  Before Income Taxes.................       717       327     1,263       805
  Provision for Income Taxes..........       223       151       392       311
                                         --------  --------  --------  --------
Income from Continuing Operations.....       494       176       871       494
Income from Discontinued Operations,
 net of tax ($271 and $341)...........         -       480         -       589
                                         --------  --------  --------  --------
Net Income............................    $  494    $  656   $   871    $1,083
                                         ========  ========  ========  ========

Income Per Share - Basic
  Continuing Operations...............    $ 0.33    $ 0.11   $  0.58   $  0.32
  Discontinued Operations.............         -      0.31         -      0.38
                                         --------  --------  --------  --------
  Net Income..........................    $ 0.33    $ 0.42   $  0.58   $  0.70
                                         ========  ========  ========  ========

  Average shares outstanding..........     1,485     1,534     1,491     1,539

Income Per Share - Assuming Dilution
  Continuing Operations...............    $ 0.33    $ 0.11   $  0.57   $  0.31
  Discontinued Operations.............         -      0.31         -      0.38
                                         --------  --------  --------  --------
  Net Income..........................    $ 0.33    $ 0.42   $  0.57   $  0.69
                                         ========  ========  ========  ========

  Average shares outstanding..........     1,530     1,575     1,534     1,579

Cash Dividends Declared Per Share.....    $ 0.13    $0.125    $0.255    $ 0.24

                        See accompanying notes.

                    PEPSICO, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT
                        OF COMPREHENSIVE INCOME
                       (in millions, unaudited)

                                          12 Weeks Ended       24 Weeks Ended
                                         ------------------  ------------------
                                         6/13/98    6/14/97   6/13/98   6/14/97
                                         --------  --------  --------  --------

Net Income............................      $494      $656      $871    $1,083

Other Comprehensive Income/(Loss)
  Currency translation adjustment,
   net of related taxes...............       (53)       19       (72)     (124)

  Reclassification adjustment for
   items realized in net income.......         9       (15)        9        14
                                         ---------  -------  --------  ---------
                                             (44)        4       (63)     (110)
                                         ---------  -------  --------  ---------
Comprehensive Income..................      $450      $660      $808    $  973
                                         ========  ========  ========  ========



























                        See accompanying notes.

                    PEPSICO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions, unaudited)

                                          24 Weeks Ended
                                         ------------------
                                         6/13/98    6/14/97
                                         -------  ---------
Cash Flows - Operating Activities
  Income From Continuing Operations...... $  871     $  494
  Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities
    Depreciation and amortization.........   523        488
    Noncash portion of unusual items......     -        220
    Deferred income taxes.................    47         65
    Other noncash charges and credits,
     net .................................   131        108
    Changes in operating working capital,
     excluding effects of acquisitions
      and dispositions
     Accounts and notes receivable........  (376)      (264)
     Inventories..........................  (133)       (51)
     Prepaid expenses, deferred income
      taxes and other current assets......   (78)       (67)
     Accounts payable and other current
      liabilities.........................  (486)      (196)
     Income taxes payable.................   188        (26)
                                         -------   --------
    Net change in operating working
     capital..............................  (885)      (604)
                                         -------  ---------
Net Cash Provided by Operating
  Activities..............................   687        771
                                         -------  ---------

Cash Flows - Investing Activities
  Capital spending........................  (540)      (621)
  Acquisitions and investments in
   unconsolidated affiliates..............  (552)       (13)
  Sales of businesses.....................     -         85
  Sales of property, plant and
   equipment..............................    37         19
  Short-term investments, by original
   maturity
    More than three months - purchases....  (242)       (47)
    More than three months - maturities...   305         46
    Three months or less, net.............   692        (25)
  Other, net..............................   (48)        33
                                         -------  ---------
Net Cash Used for Investing Activities....  (348)      (523)
                                         --------  --------






                         Continued next page.

                     PEPSICO, INC. AND SUBSIDIARIES

                        (in millions, unaudited)

                                            24 Weeks Ended
                                           ----------------
                                           6/13/98  6/14/97
                                           -------  -------
Cash Flows - Financing Activities
  Proceeds from issuances of long-term
   debt...................................     703        -
  Payments of long-term debt..............  (1,111)  (1,454)
  Short-term borrowings, by original
   maturity
    More than three months - proceeds          110       50
    More than three months - payments.....     (52)    (121)
    Three months or less, net ............     277    1,694
  Proceeds from formation of REIT.........       -      296
  Cash dividends paid.....................    (375)    (342)
  Share repurchases.......................  (1,723)    (890)
  Proceeds from exercises of stock options     280      141
  Other, net..............................       -        3
                                           -------- -------
Net Cash Used for Financing Activities....  (1,891)    (623)
                                           --------  ------
Net Cash Provided by Discontinued
 Operations................................      -      688
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents.....................      (1)       5
                                           --------  ------
Net (Decrease)/Increase in Cash and Cash
 Equivalents..............................  (1,553)     318
Cash and Cash Equivalents - Beginning of
 year.....................................   1,928      307
                                           -------  -------
Cash and Cash Equivalents - End of period. $   375  $   625
                                           =======  =======















                         See accompanying notes.

                     PEPSICO, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (in millions)

                                 ASSETS

                                       (Unaudited)
                                         6/13/98  12/27/97
Current Assets
  Cash and cash equivalents.........     $   375  $  1,928
  Short-term investments, at cost...         201       955
                                         --------  --------
                                             576     2,883
  Accounts and notes receivable, less
   allowance:  6/98 and 12/97 - $125.      2,507     2,150

  Inventories
   Raw materials and supplies........        451       400
   Finished goods....................        430       332
                                         --------  --------
                                             881       732
  Prepaid expenses, deferred income
   taxes and other current assets...         594       486
                                         --------  --------
    Total Current Assets............       4,558     6,251

Property, Plant and Equipment.......      11,940    11,294
Accumulated Depreciation............      (5,387)   (5,033)
                                         --------   --------
                                           6,553     6,261

Intangible Assets, net..............       5,990     5,855

Investments in Unconsolidated
Affiliates .........................       1,255     1,201

Other Assets........................         537       533
                                         --------  --------

    Total Assets....................     $18,893   $20,101
                                         ========  ========











                        Continued on next page.

                     PEPSICO, INC. AND SUBSIDIARIES

                             (in millions)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                            (Unaudited)
                                             6/13/98   12/27/97
Current Liabilities
  Short-term borrowings...................   $   200   $      -
  Accounts payable and other current
   liabilities............................     3,183      3,617
  Income taxes payable....................       683        640
                                             --------  ---------
    Total Current Liabilities.............     4,066      4,257

Long-term Debt............................     4,679      4,946

Other Liabilities.........................     2,324      2,265

Deferred Income Taxes.....................     1,749      1,697

Shareholders' Equity
  Capital stock, par value 1 2/3 cents
   per share: authorized 3,600 shares,
    issued 6/98 and 12/97 - 1,726 shares..        29         29
  Capital in excess of par value..........     1,293      1,314
  Retained earnings.......................    12,059     11,567
  Currency Translation adjustment.........    (1,051)      (988)
                                             ---------  ---------
                                              12,330     11,922
Less: Treasury Stock, at Cost:
   6/98 - 250 shares, 12/97 - 224 shares..    (6,255)    (4,986)
                                             --------  ---------
    Total Shareholders' Equity............     6,075      6,936
                                             --------  ---------

      Total Liabilities and Shareholders'
       Equity.............................   $18,893    $20,101
                                             ========  =========












                        See accompanying notes.

                     PEPSICO, INC. AND SUBSIDIARIES
                              (unaudited)

NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
(all per share information is computed using average shares outstanding, assuming dilution)

(1) Our Condensed Consolidated Balance Sheet at June 13, 1998 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 13, 1998 and June 14, 1997 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 13, 1998 and June 14, 1997 have not been audited, and all have been prepared in conformity with the accounting principles applied in our 1997 Annual Report on Form 10-K (Annual Report) for the year ended December 27, 1997. The Condensed Consolidated Statement of Comprehensive Income was prepared in conformity with the accounting principles and was not required for 1997. In our opinion, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

(2) On July 20, 1998, we announced that we will purchase the Tropicana juice business (Tropicana) from The Seagram Company Ltd. for $3.3 billion in cash. Tropicana is the world's largest marketer and producer of branded juices. The acquisition will be accounted for under the purchase method and the purchase price will largely be funded by the issuance of commercial paper which may result in an increase to our revolving credit facilities. The acquisition is subject to regulatory approval and is expected to close at the end of August.

    On July 23, 1998, we announced that our Board of Directors has authorized a study of the feasibility of converting essentially all of our company-owned bottling operations in North America and possibly some international bottling operations to public ownership. The effect, if any, on our financial statements is dependent on the ultimate outcome of the study and approval of any action by our Board of Directors.

(3) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal year beginning 2000. We are evaluating SFAS 133 to determine its impact on the consolidated financial statements.

(4) Through the 24 weeks ended June 13, 1998, we repurchased 45.6 million shares of our capital stock at a cost of $1.7 billion. From June 14, 1998 through July 24, 1998, we repurchased 5.7 million shares at a cost of $237 million.

(5)   Supplemental Cash Flow Information

                          24 Weeks Ended
($ in millions)         ------------------
                         6/13/98   6/14/97
                        ---------  -------
Interest paid.......        $133      $246
Income taxes paid...        $232      $201

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

Volume is the estimated dollar effect of the year-over-year change in case sales by company-owned bottling operations and concentrate unit sales to franchisees in Beverages, and in pound or kilo sales of salty and sweet snacks in Snack Foods.

Effective net pricing includes price changes and the effect of product, package and country mix.

Ongoing amounts exclude net unusual charges of $326 million ($238 million after-tax or $0.15 per share) and $304 million ($240 million after-tax or $0.15 per share) in the quarter and year-to-date 1997, respectively.

                  Analysis of Consolidated Operations

Net sales rose 3% or $172 million and $312 million in the quarter and year-to-date, respectively. The increases reflect volume gains in all businesses and higher effective net pricing by Worldwide Snack Foods, partially offset by an unfavorable foreign currency translation impact and the absence of sales in 1998 resulting from the refranchising of our Japanese bottler late in 1997.

Cost of sales as a percent of net sales remained relatively flat to the prior year at 40.9% and 40.6% for the quarter and year-to-date, respectively. Higher potato costs in Worldwide Snack Foods and new product start-up costs in North American Snack Foods were offset by a favorable mix shift in International Beverages and the higher effective net pricing. The favorable mix shift in International Beverages to our higher margin concentrate business from packaged products reflects, in part, the 1997 refranchising of our Japanese bottler.

Selling, general and administrative expenses (SG&A) comprises selling and distribution expenses (S&D), advertising and marketing expenses (A&M), general and administrative expenses (G&A), other income and expense and equity income or loss from investments in unconsolidated affiliates. SG&A grew 4% or $81 million and $161 million for the quarter and year-to-date, respectively, a slightly faster rate than sales. This growth primarily reflects A&M growing at a significantly faster rate than sales partially offset by S&D and year-to-date, G&A growing slower than sales. For the quarter, G&A expenses were below the prior year.

The A&M growth was led by Worldwide Beverages and year-to-date, North American Snack Foods also contributed to the A&M growth. The slower rate of growth in S&D is driven by the mix shift in International Beverages. The year-to-date growth in G&A includes higher spending on information systems related to the Year 2000 and increased executive compensation expense resulting from our deferred compensation liability, which is indexed to various investment options, including PepsiCo capital stock.

Operating Profit
($ in millions)   12 Weeks Ended              24 Weeks Ended
             --------------------------  ---------------------------
                                  %                            %
             6/13/98   6/14/97  Change   6/13/98    6/14/97  Change
             --------  -------  -------  --------  --------  -------

Reported       $778       $436   78      $1,368      $1,017    35
Ongoing*       $778       $762    2      $1,368      $1,321     4

*   Excludes the effect of unusual charges as described on page 9.
---------------------------------------------------------------------------

Reported operating profit increased $342 million in the quarter and $351 million year-to-date. Ongoing operating profit increased $16 million and $47 million in the quarter and year-to-date, respectively, primarily reflecting segment operating profit growth of $11 million and $44 million for the comparable periods.

Interest expense, net of interest income declined 44% and 50% or $48 million and $107 million for the quarter and year-to-date, respectively. The decline is primarily due to lower average U.S. debt levels and higher average worldwide investment levels, reflecting the significant cash flows received from discontinued operations in the latter half of 1997. This was partially offset by higher U.S. interest rates.

Provision for Income Taxes
($ in millions)
                       12 Weeks Ended   24 Weeks Ended
                       ---------------  ----------------
                       6/13/98  6/14/97 6/13/98  6/14/97
                       -------  ------  -------- -------
Reported
 Provision for
  Income Taxes            $223     $151    $392     $311
 Effective tax rate       31.1%    46.2%   31.0%    38.6%
Ongoing*
 Provision for
  Income Taxes            $223     $239    $392     $375
 Effective tax rate       31.1%    36.6%   31.0%    34.6%

*   Excludes the effect of unusual charges as described on page 9.
---------------------------------------------------------------------------

Our reported effective tax rates decreased 15.1 points and 7.6 points in the quarter and year-to-date, respectively. The ongoing effective tax rates declined
5.5 points in the quarter and 3.6 points year-to-date reflecting, in part, favorable settlement of prior years' audit issues.

Income from Continuing Operations and Income Per Share
($ in millions expect per share amounts)


                      12 Weeks Ended         24 Weeks Ended
                                      %                     %
                   6/13/98 6/14/97 Change 6/13/98 6/14/97 Change
Income from con-
 tinuing operations
  Reported         $   494  $  176   NM    $  871  $  494   76
  Ongoing*         $   494  $  414   19    $  871  $  734   19

Income per share
 from continuing
  operations
  Reported         $  0.33 $  0.11   NM    $ 0.57  $ 0.31   81**
  Ongoing*         $  0.33 $  0.26   23**  $ 0.57  $ 0.46   22**

* Excludes the effect of unusual charges as described on page 9. ** Based on unrounded amounts.

NM  Not Meaningful.
--------------------------------------------------------------------------------

Reported income from continuing operations increased $318 million and $377 million while income per share increased $0.22 and $0.26 for the quarter and year-to-date, respectively. Ongoing income from continuing operations and income per share for the quarter and year-to-date increased $80 million and $137 million and $0.07 and $0.11, respectively. The ongoing increases are due to the lower net interest expense, the lower effective tax rate and year-to-date, growth in operating profit. In addition, income per share benefited from a 3% reduction in average shares outstanding for both the quarter and year-to-date.

                     PEPSICO, INC. AND SUBSIDIARIES

      SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
                       ($ in millions, unaudited)

                       Net Sales                    Operating Profit
               ---------------------------  -----------------------------------
                                     %                          % Change B/(W)
                                                              -----------------
               12 Weeks Ended      Change    12 Weeks Ended     As
              ------------------           ----------------
               6/13/98    6/14/97  B/(W)    6/13/98  6/14/97  Rept'd  Adjusted
               --------- --------  -------  -------  -------  ------  ---------
                                                       (b)               (c)
Beverages
 -North America $1,989     $1,900    5       $362       $334    8        (6)
 -International    661        720   (8)        19       (172)   NM       NM
               --------- ---------         -------  --------
                 2,650      2,620    1        381        162    NM       (3)

Snack Foods
 -North America  1,802      1,668    8        351        312    13        9
 -International    806        798    1         86          7    NM       (5)
              ---------   --------         -------   -------
                 2,608      2,466    6        437        319    37        6

Combined
 Segments       $5,258     $5,086    3        818        481    70        1
              =========  ========

Unallocated
 Expenses                                     (40)       (45)   11       11
                                          --------   -------

Operating
 Profit                                      $778       $436    78        2
                                          =======    =======

NM - Not Meaningful.

Notes:
(a) This schedule should be read in conjunction with Management's Discussion and Analysis beginning on page 14. Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.
(b) Includes the following unusual items:

                             1997
                           ------
       Beverages
        - North America     $  52
        - International       180

       Snack Foods
        - North America        10
        - International        84
                           ------
       Net unusual charges   $326
                           ======

(c) Excludes the effects of unusual items described in note (b) above.

                     PEPSICO, INC. AND SUBSIDIARIES

      SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
                       ($ in millions, unaudited)

                       Net Sales                    Operating Profit
               ---------------------------  -----------------------------------
                                      %                        % Change B/(W)
                                                             -----------------
                  24 Weeks Ended    Change   24 Weeks Ended     As
               ------------------           ----------------
                6/13/98    6/14/97  B/(W)   6/13/98  6/14/97  Rept'd  Adjusted
               ---------  -------- -------  -------  -------  ------  ---------
                                                       (b)               (c)
Beverages
 -North America  $3,642     $3,509    4      $  620   $  592    5        (4)
 -International     972      1,081  (10)          1     (199)   NM        NM
              ---------  ---------          -------  --------
                  4,614      4,590    1         621      393    58       (1)

Snack Foods
 -North America   3,433      3,191    8         659      595    11        9
 -International   1,564      1,518    3         162      106    53       (4)
               ---------   --------         -------  -------
                  4,997      4,709    6         821      701    17        6

Combined
 Segments        $9,611     $9,299    3       1,442    1,094    32        3
               =========   ========

Unallocated
 Expenses                                       (74)     (77)    4        4
                                           --------  -------
Operating
Profit                                       $1,368   $1,017    35        4
                                            =======  =======

NM - Not Meaningful.

Notes:
(a) This schedule should be read in conjunction with Management's Discussion and Analysis beginning on page 14. Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.
(b) Includes  the  following unusual items:

                           1997
                         ------
       Beverages
        - North America   $  52
        - International     180

       Snack Foods
        - North America      10
        - International      62
                         ------
       Net unusual charges $304
                         ======

(c) Excludes  the  effects of unusual  items  described  in note (b) above.

                           Business Segments

Beverages
($ in millions)
                     12 Weeks Ended                24 Weeks Ended
                ---------------------------  -----------------------------
                                      %                              %
                6/13/98     6/14/97 Change    6/13/98    6/14/97  Change
               ---------  --------  -------  ---------  ---------  -------

Net Sales
  North America  $1,989      $1,900    5       $3,642     $3,509      4
  International     661         720   (8)         972      1,081    (10)
               ---------  --------           ---------  ---------
                 $2,650      $2,620    1       $4,614     $4,590      1
                =========  ========           =========  =========

Operating Profit
 Reported
  North America  $ 362      $  334     8       $  620     $  592      5
  International     19        (172)   NM            1       (199)    NM
               ---------  --------           ---------  --------
                 $ 381      $  162    NM       $  621     $  393     58
               =========  ========           =========  =========

Ongoing*
  North America  $ 362      $  386   (6)       $  620     $  644     (4)
  International     19           8   NM             1        (19)    NM
               ---------  --------           ---------  ---------
                 $ 381      $  394   (3)       $  621     $  625     (1)
               =========  ========           =========  =========

* Ongoing amounts exclude net unusual charges in 1997 of $232 ($52-North America, $180-International) in the quarter and year-to-date.

NM - Not Meaningful.
-------------------------------------------------------------------------

System bottler case sales (BCS) is our standard volume measure. It represents PepsiCo-owned brands as well as brands we have been granted the right to produce, distribute and market nationally. Second quarter BCS includes the months of April and May.

North America

Net  sales   increased   $89  million  and  $133  million  in  the  quarter  and
year-to-date, respectively. The increases primarily reflect packaged products volume growth.

      BCS increased 7% in the quarter and 4% year-to-date, led by high-single-digit growth by our Mountain Dew brand and mid-single-digit growth in brand Diet Pepsi as well as single-digit growth in brand Pepsi in the quarter. Non-carbonated soft drink products, led by Aquafina bottled water, Lipton Brisk and Frappuccino coffee drink, grew at a double-digit rate. Our concentrate shipments to franchisees grew at a significantly slower rate than their BCS growth in the quarter.

      Reported operating profit increased $28 million for both the quarter and year-to-date. Ongoing operating profit declined $24 million for both the quarter and year-to-date. The declines primarily reflect increased S&D, A&M and G&A costs partially offset by volume growth. S&D grew faster than sales and year-to-date, volume. The S&D growth reflects higher depreciation expense and labor costs associated with cooler and vendor placements. A&M expenses grew significantly faster than sales and volume. The G&A growth includes higher spending on information systems related to the Year 2000. The current quarter reflected the unfavorable effect of lapping a reversal of a restructuring accrual in 1997.

International

Net sales declined $59 million and $109 million in the quarter and year-to-date, respectively. The declines were primarily driven by the absence of sales in 1998 resulting from the refranchising of our Japanese bottler late in 1997. Volume gains and higher effective net pricing were substantially offset by unfavorable currency translation effects, led by Thailand, Spain and India.

      BCS increased 8% in the quarter and 7% year-to-date reflecting double-digit growth in Mexico, the Philippines and India. In addition, BCS more than doubled in Venezuela reflecting the momentum gained by our joint venture as it increases territories and capacity. These advances were partially offset by significantly lower volumes in Japan, the absence of sales volume in South Africa due to the cessation of our joint venture operation, and in the quarter, a decline in Brazil resulting from the transition to the new bottler Brahma. The decline in Japan reflects the elimination of certain of our brands, partially offset by double-digit growth in those of our brands continuing to be sold by our new bottler Suntory. Total concentrate shipments to franchisees for both the quarter and year-to-date increased at a significantly faster rate than their BCS.

      Reported operating results increased $191 million and $200 million in the quarter and year-to-date, respectively. Ongoing operating results increased $11 million in the quarter and $20 million year-to-date. The improved operating results reflect the higher volumes and effective net pricing partially offset by increases in A&M.

Snack Foods
($ in millions)
                     12 Weeks Ended                24 Weeks Ended
               -----------------------------  ---------------------------
                                       %                            %
               6/13/98     6/14/97   Change   6/13/98   6/14/97   Change
               --------   --------   -------  --------  -------   -------

Net Sales
  North America $1,802      $1,668     8       $3,433     $3,191      8
  International    806         798     1        1,564      1,518      3
               --------   --------            --------   -------
                $2,608      $2,466     6       $4,997     $4,709      6
               ========   ========            ========   =======

Operating Profit
 Reported
  North America $  351      $  312    13       $  659     $  595     11
  International     86           7    NM          162        106     53
               --------   --------            --------   -------
                $  437      $  319    37       $  821     $  701     17
               ========   ========            ========   =======

 Ongoing*
  North America $  351      $  322     9       $  659     $  605      9
  International     86          91    (5)         162        168     (4)
               --------   --------            --------   -------
                $  437      $  413     6       $  821     $  773      6
                ========  ========            ========   =======

* Ongoing amounts exclude net unusual charges in 1997 of $94 ($10-North America, $84-International) and $72 ($10-North America, $62-International) in the quarter and year-to-date, respectively.
---------------------------------------------------------------------------

Pound and kilo sales are our standard volume measures. Pound and kilo growth are reported on a systemwide and constant territory basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

North America

Net sales grew $134 million for the quarter and $242 million year-to-date. The sales growth reflected increased volume and favorable mix shifts, including the effect of our new "WOW" no-fat product introduction.

      Pound volume advanced 5% and 6% for the quarter and year-to-date, respectively. Volume gains were led by "WOW" products and solid double-digit growth in Doritos brand tortilla chips. These gains were partially mitigated by declines in our "Baked" products and the elimination of Doritos Reduced Fat. Core potato chip pound volume (excluding low-fat and no-fat versions) declined 2% for the quarter due in part to an intentional reduction in production for two weeks to ration potatoes given a poor spring crop in Florida.

      Reported operating profit grew $39 million and $64 million for the quarter and year-to-date, respectively. Ongoing operating profit grew $29 million and $54 million for the quarter and year-to-date, respectively. The increase for the quarter reflects the higher volume and favorable mix shifts, partially offset by higher potato and manufacturing costs and increased A&M expense. The year-to-date increase was driven by the higher volume, the favorable mix shifts and by non-operating items, partially offset by increased A&M, higher manufacturing costs and S&D expenses. Increased manufacturing costs are attributable to the start-up of plants and lines related to "WOW" and Doritos 3-D products. Year-to-date, A&M grew at a higher rate than sales and volume due to increased promotional allowances and "WOW" launch costs.

International

Net sales increased $8 million for the quarter and $46 million year-to-date. For the quarter, contributions from acquisitions and higher effective net pricing were substantially offset by the unfavorable impact of the stronger U.S. dollar. Year-to-date, volume gains, higher effective net pricing and contributions from acquisitions were partially offset by the unfavorable currency translation impact.

      Salty snack kilos increased 6% for the quarter and 8% year-to-date led by strong double-digit growth at Snack Ventures Europe and Sabritas partially offset by double-digit declines in Brazil. Sweet snack kilos declined 3% and 7% for the quarter and year-to-date, respectively, reflecting continued market softness at Gamesa. Including acquisitions/divestitures, salty snack kilos increased 17% and 14% for the quarter and year-to-date, respectively, while sweet snack kilos declined 9% and 10% for the same periods.

      Reported operating profit increased $79 million and $56 million for the quarter and year-to-date, respectively. Ongoing operating profit decreased $5 million for the quarter and $6 million year-to-date. A deterioration of operating performance in Brazil and market softness at Gamesa were partially offset by strong double-digit growth at Sabritas. Operating performance was also impacted by increased raw material costs resulting from lower potato yields in Europe.

                              Cash Flows

PepsiCo's 1998 consolidated cash and cash equivalents decreased $1.6 billion compared to a $318 million increase in 1997. The unfavorable swing of $1.9 billion reflects the absence of cash provided by discontinued operations, increased cash outflows for share repurchases, acquisitions and investments in unconsolidated affiliates, and changes in operating working capital. The absence of proceeds from the 1997 formation of a Real Estate Investment Trust (REIT) and net debt repayments in 1998 compared to net proceeds in 1997 also contributed to the unfavorable swing. These were partially offset by net proceeds from our investment portfolios compared to a net use of cash for short-term investing activities in the prior year.

Our share repurchase activity was as follows:

                          24 Weeks Ended
                        ------------------
($ and shares in
millions)               6/13/98    6/14/97
                        ---------  -------

Cost                      $1,723    $ 890
Number of shares
 repurchased                45.6     26.7
% of shares
outstanding at
 beginning of year           3.0%     1.7%

      The increase in acquisitions and investments in unconsolidated affiliates includes the purchase of a bottler in Canada, the Cracker Jack brand, the remaining ownership interest in our snack food business Wedel in Poland and various International salty snack food businesses in 1998.

      The changes in operating working capital reflects a decline in accounts payable and other current liabilities primarily due to higher accruals recorded in 1997 and timing of payments, and growth in accounts and notes receivable due to increased sales volume and timing of collections. These uses of cash were partially offset by an increase in income taxes currently payable compared to a decline in the prior year.

                    Liquidity and Capital Resources

On July 20, 1998 we announced our plan to purchase the Tropicana juice business from The Seagram Company Ltd. for $3.3 billion in cash. This acquisition is expected to close by the end of August and will be funded largely by the issuance of commercial paper which may result in an increase to our revolving credit facilities.

Please refer to our 1997 Annual Report on Form 10-K for further discussion regarding our Liquidity and Capital Resources.

<audit-report>

                 Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of June 13, 1998 and the related condensed consolidated statements of income and comprehensive income for the twelve and twenty-four weeks ended June 13, 1998 and June 14, 1997 and the condensed consolidated statement of cash flows for the twenty-four weeks ended June 13, 1998 and June 14, 1997. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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


                                            KPMG Peat Marwick LLP


New York, New York
July 16, 1998

</audit-report>

               PART II - OTHER INFORMATION AND SIGNATURES


Item 4.    Submission of Matters to a Vote of Security Holders
           (a)PepsiCo's Annual Meeting of Shareholders was held on May 6, 1998.

           (c)Certain proposals voted upon at the Annual Meeting, and the number of votes cast for, against and abstentions with respect to each, were as follows:

           Description of Proposals     Number of Shares (in millions)
                                         For     Against    Abstain
           Approval of the appointment
           of KPMG Peat Marwick LLP as
           independent auditors.        1,272        3         4

           Shareholders' proposal
           concerning the location of
           the annual meeting.             48      973        25


           Shareholders' proposal
           concerning cumulative voting.  255      732        59


           Shareholders' proposal
           concerning a cap on non-
           performance based executive
           compensation.                   68      958        20

Item 5.    Other Information

           Any shareholder proposal submitted with respect to PepsiCo's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by PepsiCo after February 10, 1999.

Item 6.    Exhibits and Reports on Form 8-K
           (a)Exhibits

              See Index to Exhibits on page 23.

           (b)Reports on Form 8-K

              PepsiCo  filed a current  report on Form 8-K dated  July 24,  1998 attaching the PepsiCo, Inc. press release of July 20, 1998 announcing the planned acquisition of the Tropicana juice business from The Seagram Company Ltd.

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                             PEPSICO, INC.
                                            (Registrant)






Date:    July 27, 1998                      Sean F. Orr
                                       Senior Vice President and
                                       Controller






Date:     July 27, 1998                   Lawrence F. Dickie
                                       Vice President, Associate General
                                       Counsel and Assistant Secretary

                           INDEX TO EXHIBITS
                               ITEM 6 (a)



EXHIBITS


Exhibit 11        Computation of Net Income Per Share of Capital Stock -
                   Basic and Assuming Dilution


Exhibit 12        Computation of Ratio of Earnings to Fixed Charges


Exhibit 15        Letter from KPMG Peat Marwick LLP
                    regarding Unaudited Interim Financial
                    Information (Accountants' Acknowledgment)


Exhibit 27.1      Financial Data Schedule 24 weeks ended June 13, 1998


Exhibit 27.2      Financial Data Schedule 24 weeks ended June 14, 1997