Form 10-Q
period 1998-09-05
PEPSICO INC
filed 1998-10-20
CIK 77476

                               FORM 10-Q
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 5, 1998   (12 and 36 Weeks Ended)

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

YES   X    NO

Number of shares of Capital Stock outstanding as of October 2, 1998:
1,467,230,361

                    PEPSICO, INC. AND SUBSIDIARIES

                                 INDEX

                                                              Page No.

  Part I     Financial Information

        Condensed  Consolidated  Statement  of  Income -
         12 and 36 weeks ended September 5, 1998 and
         September 6, 1997                                       2

        Condensed  Consolidated  Statement  of  Cash  Flows
         - 36 weeks ended September 5, 1998 and September
         6, 1997                                                 3

        Condensed Consolidated Balance Sheet -
         September 5, 1998  and December 27, 1997              4-5

        Condensed Consolidated Statement of Comprehensive
         Income-12 and 36 weeks ended September 5, 1998 and
         September 6, 1997                                       6

        Notes to Condensed Consolidated Financial
        Statements                                             7-8

        Management's Discussion and Analysis of Operations,
         Cash Flows and Liquidity and Capital Resources       9-23

        Independent Accountants' Review Report                  24

  Part II    Other Information and Signatures                25-26

                    PART I - FINANCIAL INFORMATION

                    PEPSICO, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       (in millions, unaudited)

                                          12 Weeks Ended      36 Weeks Ended
                                         ------------------  ----------------
                                         9/5/98      9/6/97    9/5/98  9/6/97
                                         --------  --------  --------  ------

Net Sales.............................    $5,544    $5,362   $15,155  $14,661

Costs and Expenses, net
  Cost of sales.......................     2,283     2,179     6,181    5,969
  Selling, general and administrative
   expenses...........................     2,326     2,209     6,581    6,303
  Amortization of intangible assets...        46        45       136      139
  Unusual items.......................         -         -         -      304
                                         --------  --------  --------  ------
Operating Profit......................       889       929     2,257    1,946
  Interest expense....................       (89)     (123)    (241)     (358)
  Interest income.....................        12        31        59       54
                                         --------  --------  --------  ------
Income from Continuing Operations
  Before Income Taxes.................       812       837     2,075    1,642
  Provision for Income Taxes..........        51       286       443      597
                                         --------  --------  --------  ------
Income from Continuing Operations.....       761       551     1,632    1,045
Income from Discontinued Operations,
 net of tax($63 and $405).............         -       107         -      696
                                         --------  --------  --------  ------
Net Income............................    $  761    $  658   $ 1,632   $1,741
                                         ========  ========  ========  =+====

Income Per Share - Basic
  Continuing Operations...............    $ 0.52    $ 0.36   $  1.10   $ 0.68
  Discontinued Operations.............         -      0.07         -     0.45
                                         --------  --------  --------  ------
  Net Income..........................    $ 0.52    $ 0.43   $  1.10   $ 1.13
                                         ========  ========  ========  ======

  Average shares outstanding..........     1,473     1,524     1,485    1,534

Income Per Share - Assuming Dilution
  Continuing Operations...............    $ 0.50    $ 0.35   $  1.07   $ 0.66
  Discontinued Operations.............         -      0.07         -     0.45
                                         --------  --------  --------  ------
  Net Income..........................    $ 0.50    $ 0.42   $  1.07   $ 1.11
                                         ========  ========  ========  ======

  Average shares outstanding..........     1,511     1,566     1,526    1,575

Cash Dividends Declared Per Share.....    $ 0.13    $0.125    $0.385   $0.365


                        See accompanying notes.

                    PEPSICO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions, unaudited)

                                              36 Weeks Ended
                                             ----------------
                                             9/5/98   9/6/97
                                             -------  -------
Cash Flows - Operating Activities
  Income From Continuing Operations.......   $1,632  $ 1,045
  Adjustments to reconcile income from
   continuing operations to net cash
    provided by operating activities
     Depreciation and amortization........      792      746
     Deferred income taxes................      129      112
     Other noncash charges and credits, net     122      386
  Net change in operating working capital.     (751)    (237)
                                             -------  -------

Net Cash Provided by Operating Activities.    1,924    2,052
                                             -------  -------

Cash Flows - Investing Activities
  Capital spending........................     (821)    (957)
  Acquisitions and investments in
   unconsolidated affiliates..............   (4,141)     (58)
  Short-term investments..................      746   (1,670)
  Other, net..............................       47       80
                                             ------   -------

Net Cash Used for Investing Activities....   (4,169)  (2,605)
                                             -------  -------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt     972        2
  Payments of long-term debt..............   (1,382)  (1,457)
  Short-term borrowings...................    3,457    2,326
  Cash dividends paid.....................     (566)    (545)
  Share repurchases.......................   (2,188)  (1,643)
  Proceeds from exercises of stock options      351      279
                                            -------  --------

Net Cash Provided by (Used for) Financing
 Activities...............................      644   (1,038)
                                            -------  --------
Net Cash Provided by Discontinued
  Operations..............................        -    1,791
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents........................       (1)      (5)
                                            --------  --------

Net (Decrease)/Increase in Cash and Cash
 Equivalents..............................   (1,602)     195
Cash and Cash Equivalents - Beginning of
 year.....................................    1,928      307
                                            -------  --------

Cash and Cash Equivalents - End of period.  $   326  $   502
                                            =======  ========




                        See accompanying notes.

                     PEPSICO, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (in millions)

                                 ASSETS

                                       (Unaudited)
                                          9/5/98  12/27/97
                                         --------  --------
Current Assets
  Cash and cash equivalents.........     $   326   $ 1,928
  Short-term investments, at cost...         209       955
                                         --------  --------
                                             535     2,883
  Accounts and notes receivable, less
   allowance of $128 and $125.......       2,476     2,150

  Inventories
  Raw materials and supplies........         420       400
  Finished goods....................         385       332
                                         --------  --------
                                             805       732
  Prepaid expenses, deferred income
   taxes and other current assets...         455       486
                                         --------  --------
    Total Current Assets............       4,271     6,251

Property, Plant and Equipment.......      12,068    11,294
Accumulated Depreciation............      (5,498)   (5,033)
                                         -------  --------
                                           6,570     6,261

Intangible Assets, net..............       8,744     5,855

Investments in Unconsolidated Affiliates   1,352     1,201

Other Assets........................       1,438       533
                                         -------  --------

    Total Assets....................     $22,375   $20,101
                                         =======  ========











                        Continued on next page.

                     PEPSICO, INC. AND SUBSIDIARIES

                             (in millions)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                             (Unaudited)
                                               9/5/98  12/27/97
Current Liabilities

  Short-term borrowings...................    $ 3,911    $    -
  Other current liabilities...............      3,906     4,257
                                              -------   -------
    Total Current Liabilities.............      7,817     4,257

Long-term Debt............................      4,231     4,946

Other Liabilities.........................      2,294     2,265

Deferred Income Taxes.....................      1,818     1,697

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per share:
   authorized 3,600 shares, issued
    1,726 shares..........................         29        29
  Capital in excess of par value..........      1,231     1,314
  Retained earnings.......................     12,630    11,567
  Currency translation adjustment.........     (1,068)     (988)
                                              -------   -------
                                               12,822    11,922
  Less:   Treasury Stock, at Cost
   250 shares and 224  shares.............     (6,607)   (4,986)
                                              -------   -------
    Total Shareholders' Equity............      6,215     6,936
                                              -------   -------

      Total Liabilities and Shareholders'
       Equity.............................    $22,375   $20,101
                                              =======   =======













                        See accompanying notes.

                     PEPSICO, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT
                        OF COMPREHENSIVE INCOME
                        (in millions, unaudited)

                                          12 Weeks Ended  36 Weeks Ended
                                         --------------- -----------------
                                         9/5/98  9/6/97  9/5/98     9/6/97
                                         -------  ------ -------  --------

Net Income............................     $761    $658  $1,632     $1,741

Other Comprehensive Income/(Loss)
  Currency translation adjustment,
   net of related taxes...............      (32)   (157)   (104)      (281)

  Reclassification adjustment for items
   realized in net income.............       15       -      24         14
                                         -------  ------ -------  --------
                                            (17)   (157)    (80)      (267)
                                         -------  ------ -------  --------
Comprehensive Income..................     $744    $501  $1,552     $1,474
                                         =======  ====== =======  ========


























                        See accompanying notes.

                     PEPSICO, INC. AND SUBSIDIARIES
                              (unaudited)

NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
(all per share information is computed using average shares outstanding, assuming dilution)

(1) PepsiCo's Condensed Consolidated Balance Sheet at September 5, 1998 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 5, 1998 and September 6, 1997 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 5, 1998 and September 6, 1997 have not been audited, and have been prepared in conformity with the accounting principles applied in the 1997 Annual Report on Form 10-K (Annual Report) for the year ended December 27, 1997. The Condensed Consolidated Statement of Comprehensive Income was prepared in conformity with generally accepted accounting principles and was not required for 1997. In PepsiCo's opinion, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

(2) At the end of the third quarter, PepsiCo completed the acquisitions of the Tropicana Products, Inc. (Tropicana) from The Seagram Company Ltd. for $3.3 billion in cash and The Smith's Snackfoods Company in Australia from United Biscuits Holdings plc (UB Australia) for $265 million in cash. Due to the timing of these acquisitions, no operating results have been included in the consolidated financial statements. The acquisitions were accounted for by the purchase method and the purchase prices were largely funded by the issuance of one year floating rate notes and commercial paper. The purchase prices have been preliminarily allocated to Intangible Assets, net and Other Assets. The excess purchase prices allocated to goodwill will be amortized on a straight-line basis over 40 years.

The following table presents the unaudited pro forma combined results of PepsiCo and Tropicana as if the acquisition had occurred at the beginning of fiscal years 1998 and 1997. The aggregate impact of the other acquisitions in the periods presented was not material to PepsiCo's net sales, income or income per share from continuing operations. Accordingly, no related pro forma information is provided.

                             36 Weeks Ended
                            9/5/98    9/6/97

Net Sales                  $16,669   $16,104

Reported

  Income from Continuing
   Operations              $ 1,587   $   995
  Income Per Share from
   Continuing Operations   $  1.04   $  0.63
Ongoing  *
  Income from Continuing
   Operations              $ 1,387   $ 1,235
  Income Per Share from
   Continuing Operations   $  0.91   $  0.78

* Excludes the effects of a 1998 income tax benefit described in Note 3 and the 1997 unusual charges.

The 1998 amounts include results of Tropicana on a quarter lag basis and, therefore, the 36 weeks reflect the first two quarters ended June 30, 1998 and the fourth quarter ended December 31, 1997. The 1997 amounts include results of Tropicana for the first three quarters ended September 30, 1997. In addition, the pro forma amounts reflect the amortization of intangibles based upon the preliminary allocation of the purchase price and interest expense on the debt issued to finance the purchase. The pro forma information does not present what the actual consolidated results would have been for these periods and is not necessarily indicative of future results.

(3) The third quarter of 1998 reflects an income tax benefit of $200 million (or $0.13 per share) as a result of progress in discussions with the Internal Revenue Service relative to a pending tax case related to concentrate operations in Puerto Rico.

(4) Through the 36 weeks ended September 5, 1998, PepsiCo repurchased 57.8 million shares of capital stock at a cost of $2.2 billion. From September 6, 1998 through October 16, 1998, PepsiCo repurchased 1.4 million shares at a cost of $42 million.

(5)   Supplemental Cash Flow Information
       ($ in millions)
                                               36 Weeks Ended
                                              ----------------
                                               9/5/98   9/6/97
                                              -------  -------
          Interest paid....................   $   225  $  357
          Income taxes paid................   $   498  $  352

       Supplemental Schedule Noncash
         Investing and Financing Activities


          Fair value of assets acquired....   $ 4,291  $   76
          Cash paid and stock issued.......    (4,141)    (72)
                                              -------  -------
          Liabilities assumed..............   $   150  $    4

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS AND
                    LIQUIDITY AND CAPITAL RESOURCES

Cautionary Statements
From time to time, in written reports and oral statements, PepsiCo discusses expectations regarding its future performance, Year 2000 risks, the impact of the Euro conversion and the impact of current global macroeconomic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and PepsiCo's operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

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

Unusual items includes net unusual charges in 1997 of $304 million ($240 million after-tax or $0.15 per share) related to decisions to dispose of and write-down assets, improve productivity and strengthen the international bottler structure.

Consolidated Operations

Net sales rose $182 million or 3% during the quarter. The increase, excluding foreign currency impact, reflects volume gains in all businesses and a favorable mix shift to higher-priced products for North American Snack Foods, partially offset by the absence of bottling sales as a result of refranchising a Japanese bottler late in 1997. The effect of weaker foreign currencies, led by Canada, Central Europe and Thailand, negatively impacted sales by one point.

Net sales rose $494 million or 3% year-to-date. The increase, excluding foreign currency impact, reflects volume gains in all businesses and a favorable sales mix shift to higher-priced products for Worldwide Snack Foods. These advances were partially offset by the absence of bottling sales as a result of refranchising a Japanese bottler late in 1997. The effect of weaker foreign currencies, led by Central Europe, Canada and Thailand, negatively impacted sales by one point.

Operating Profit and Margin
($ in millions)
                 12 Weeks Ended              36 Weeks Ended
             --------------------------  ---------------------------
             9/5/98     9/6/97  Change    9/5/98    9/6/97   Change
             --------  -------  -------  ---------  -------  -------

Reported      $889        $929     (4%)   $2,257    $1,946     16%

              16.0%       17.3%  (1.3)      14.9%     13.3%   1.6

Ongoing*                                  $2,257    $2,250      -
                                            14.9%     15.3%  (0.4)

*   Excludes the effect of unusual charges as described on page 9.
--------------------------------------------------------------------------------

Reported operating profit margin decreased over one point for the quarter. Cost of sales increased at a faster rate than sales due to higher manufacturing costs related to new products in North American Snack Foods and an unfavorable mix shift in International Snack Foods to lower-margin products. An unfavorable mix shift from higher-margin concentrate business to packaged products in North American Beverages was partially offset by a favorable mix shift in
International Beverages to concentrate from packaged products reflecting, in part, the 1997 refranchising of a Japanese bottler. In addition, the lower operating margin also reflects planned increases in advertising and marketing (A&M) and selling and distribution (S&D) expenses both of which grew at a faster rate than sales, partially offset by a decline in general and administrative (G&A). The decline in G&A reflects overall savings in most segments, lower corporate expenses and lower executive compensation expense related to deferred compensation liability, which is indexed to various investment options, including PepsiCo capital stock. These G&A benefits more than offset higher foreign exchange losses primarily in Asia, Russia and Mexico and increased spending on information systems related to Year 2000.

For the year-to-date, reported operating profit margin increased over one and one-half points. Ongoing operating profit margin declined less than one-half point due primarily to A&M growing at a significantly faster rate than sales, partially offset by a decrease in G&A and S&D growing at a slower rate than sales primarily in International Beverages and Worldwide Snack Foods. The A&M growth was led by planned increases in Worldwide Beverages and North American Snack Foods. The reduced G&A reflects savings in International Beverages and the lower deferred compensation expense, partially offset by higher foreign exchange losses, primarily in Asia, Russia and Mexico, and spending on information systems related to Year 2000.

Interest expense, net of interest income declined $15 million or 16% for the quarter. The decline is primarily due to lower average U.S. debt levels, partially offset by lower worldwide investment levels and higher interest rates on debt. The lower debt levels reflect the use of cash flows received from discontinued operations in the latter half of 1997 to repay debt.

Year-to-date, interest expense, net of interest income declined $122 million or 40%. The decline is primarily due to lower average U.S. debt levels reflecting the use of cash flows received from discontinued operations in the latter half of 1997 to repay debt. This decline was partially offset by higher interest rates on debt.

Provision for Income Taxes
($ in millions)
                       12 Weeks Ended   36 Weeks Ended
                       ---------------  ----------------
                       9/5/98   9/6/97  9/5/98   9/6/97
                       -------  ------  -------- -------
Reported
  Provision for
   Income Taxes        $  51      $286    $443    $597
  Effective tax rate     6.3%     34.2%   21.3%   36.4%
Ongoing*
  Provision for
   Income Taxes         $251      $286    $643    $661
  Effective tax rate    30.9%     34.2%   31.0%   34.0%

* Excludes the effects of a 1998 income tax benefit described in Note 3 and the unusual charges in 1997 as described on page 9.
--------------------------------------------------------------------------------

In the third quarter of 1998, PepsiCo recorded an income tax benefit of $200 million (or $0.13 per share) (see Note 3). For the quarter, the reported effective tax rate decreased 27.9 points. The ongoing effective tax rate declined 3.3 points. The reduced ongoing effective tax rate is attributable to favorable settlement of prior years' audit issues and lower state and local income taxes, partially offset by an increase in foreign income tax expense.

Year-to-date, the reported effective tax rate decreased 15.1 points. The ongoing effective tax rate declined 3.0 points primarily reflecting the favorable settlement of prior years' audit issues.

Income from Continuing Operations and Income Per Share
($in millions except per share amounts)

                      12 Weeks Ended         36 Weeks Ended
                   ---------------------    -------------------
                                      %                      %
                   9/5/98   9/6/97 Change   9/5/98 9/6/97 Change
                   ------   ------ ------   ------ ------ ------
Income from
 continuing
  operations
  Reported         $  761   $ 551   38      $1,632 $1,045    56
  Ongoing*         $  561   $ 551    2      $1,432 $1,285    11

Income per share
 from continuing
  operations
  Reported         $ 0.50   $0.35   43      $ 1.07 $ 0.66    61**
  Ongoing*         $ 0.37   $0.35    6      $ 0.94 $ 0.81    15**

* Excludes the effects of a 1998 income tax benefit described in Note 3 and the unusual charges in 1997 as described on page 9.
**  Based on unrounded amounts.
--------------------------------------------------------------------------------

For the quarter, reported income from continuing operations increased $210 million while income per share increased $0.15. Ongoing income from continuing operations and income per share increased $10 million and $0.02, respectively. The ongoing increases are due to the lower effective tax rate and the lower net interest expense partially offset by the decline in operating profit. In addition, income per share benefited from a 4% reduction in average shares outstanding.

Year-to-date, reported income from continuing operations increased $587 million while income per share increased $0.41. Ongoing income from continuing operations and income per share increased $147 million and $0.13, respectively. The ongoing increases are due to the lower net interest expense and the lower effective tax rate. In addition, income per share benefited from a 3% reduction in average shares outstanding.

                     PEPSICO, INC. AND SUBSIDIARIES

      SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
                       ($ in millions, unaudited)

                            Net Sales                Operating Profit
                  ---------------------------  ------------------------
                                         %                          %
                    12 Weeks Ended    Change   12 Weeks Ended    Change
                  -------------------          ----------------
                    9/5/98     9/6/97  B/(W)   9/5/98   9/6/97   B/(W)
                  --------    -------  -----   -------  -------  ------

Beverages
 -North America     $2,208     $2,082    6       $401     $420     (5)
 -International        730        788   (7)        59       74    (20)
                    ------     ------            ----     ----
                     2,938      2,870    2        460      494     (7)

Snack Foods
 -North America      1,821      1,714    6        373      373      -
 -International        785        778    1         90       90      -
                    ------     ------            ----     ----
                     2,606      2,492    5        463      463      -

Combined
 Segments           $5,544     $5,362    3        923      957     (4)
                    ======     ======

Unallocated
 Expenses                                         (34)     (28)   (21)
                                                 ----     ----

Operating Profit                                 $889     $929     (4)
                                                 ====     ====

Notes:
(a) This schedule should be read in conjunction with Management's Discussion and Analysis beginning on page 15. Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.

                     PEPSICO, INC. AND SUBSIDIARIES

      SUPPLEMENTAL SCHEDULE OF NET SALES AND OPERATING PROFIT (a)
                       ($ in millions, unaudited)

                           Net Sales                    Operating Profit
                ---------------------------  -----------------------------------
                                        %
                    36 Weeks Ended    Change   36 Weeks Ended    % Change B/(W}
                                                                  As
                    9/5/98   9/6/97   B/(W)    9/5/98   9/6/97  Rept'd Adjusted
                  --------- -------- -------  -------  -------  ----- ----------
                                                         (b)             (c)
Beverages
 -North America    $ 5,850  $ 5,591    5      $ 1,021  $ 1,012     1     (4)
 -International      1,702    1,869   (9)          60     (125)   NM      9
                   -------  -------           -------  -------
                     7,552    7,460    1        1,081      887    22     (3)

Snack
Foods
 -North America      5,254    4,905    7        1,032      968     7      6
 -International      2,349    2,296    2          252      196    29     (2)
                   -------  -------           -------  -------
                     7,603    7,201    6        1,284    1,164    10      4

Combined
 Segments          $15,155  $14,661    3        2,365    2,051    15      -
                   =======  =======

Unallocated
 Expenses                                        (108)    (105)   (3)    (3)
                                               ------    -----
Operating
 Profit                                       $ 2,257  $ 1,946    16      -
                                              =======  =======

NM - Not Meaningful.

Notes:
(a) This schedule should be read in conjunction with Management's Discussion and Analysis beginning on page 15. Certain reclassifications were made to prior year amounts to conform with the 1998 presentation. (b) Includes the following unusual charges:

                                     1997
                                   ------
       Beverages
        - North America              $ 52
        - International               180

       Snack Foods
        - North America                10
        - International                62
                                     ====
       Net unusual charges           $304
                                     ====

(c) Excludes  the  effects of unusual  items  described  in note (b) above.

Business Segments

Beverages
($ in millions)
                     12 Weeks Ended                36 Weeks Ended
                ---------------------------  -----------------------------
                                      %                             %
                  9/5/98    9/6/97  Change    9/5/98     9/6/97    Change
                  ------    ------  ------    ------     ------    ------

Net Sales
  North America   $2,208    $2,082    6       $5,850     $5,591      5
  International      730       788   (7)       1,702      1,869     (9)
                  ------    ------            ------     ------
                  $2,938    $2,870    2       $7,552     $7,460      1
                  ======    ======            ======     ======

Operating Profit
 Reported
  North America   $  401    $  420   (5)      $1,021     $1,012      1
  International       59        74  (20)          60       (125)     NM
                  ------    ------            ------     ------
                  $  460    $  494   (7)      $1,081     $  887      22
                  ======    ======            ======     ======

 Ongoing*
  North America                               $1,021     $1,064     (4)
  International                                   60         55      9
                                             -------   --------
                                              $1,081     $1,119     (3)
                                             =======    =======

* For 36 weeks, ongoing amounts exclude net unusual charges in 1997 of $232 ($52-North America and $180-International).

NM - Not Meaningful.
-------------------------------------------------------------------------

System bottler case sales (BCS) is the standard volume measure. It represents PepsiCo-owned brands as well as brands PepsiCo has been granted the right to produce, distribute and market nationally. Third quarter BCS includes the months of June, July and August.

                             North America
12 Weeks

Net sales increased $126 million or 6% primarily reflecting packaged products volume growth and contributions from acquisitions, partially offset by lower effective net pricing. Acquisitions contributed nearly two points to the sales growth.

BCS increased 3% in the quarter, led by mid-single-digit growth of the Mountain Dew brand and strong double-digit growth of Aquafina bottled water and Lipton Brisk. The overall advance includes a slight decline in brand Pepsi with brand Diet Pepsi remaining about even with the prior year. Concentrate shipments to franchisees grew at a faster rate than their BCS growth.



                                     -15-
Reported operating profit decreased $19 million. The decline primarily reflects planned increases in S&D and A&M expenses partially offset by volume growth. S&D and A&M grew at a significantly faster rate than sales and volume. The S&D growth was driven by higher depreciation, maintenance and labor costs associated with cooler and vendor placements.

36 Weeks

Net sales increased $259 million or 5%. The increase primarily reflects packaged products volume growth, contributions from acquisitions and higher effective net pricing. Acquisitions contributed one point to the sales growth.

BCS increased 4%, led by mid-single-digit growth by the Mountain Dew brand and strong double-digit growth of Aquafina bottled water and Lipton Brisk. Brand Diet Pepsi had single-digit growth with brand Pepsi remaining about even with the prior year. Concentrate shipments to franchisees grew at a slightly slower rate than their BCS growth.


Reported operating profit increased $9 million. Ongoing operating profit declined $43 million primarily reflecting planned increases in S&D and A&M and higher G&A costs, partially offset by volume growth. S&D grew faster than sales and volume and reflects higher depreciation, maintenance and labor costs associated with cooler and vendor placements. A&M expenses grew significantly faster than sales and volume. The G&A growth includes higher spending on information systems related to the Year 2000.

                             International

12 Weeks

Net sales declined $58 million or 7%. The decrease in net sales, excluding foreign currency impact, was primarily driven by the absence of Japan bottling sales in 1998 as a result of the refranchising of a bottler late in 1997 and lower effective net pricing. These declines were partially offset by volume gains. The effect of weaker foreign currencies, led by India, Thailand and Central Europe, negatively impacted sales by two points.

BCS increased 8% reflecting solid double-digit growth in Mexico and in the Middle East Business Unit and, strong double-digit growth in the Philippines. In addition, BCS growth in Venezuela continued to more than double as the joint venture increased its territories and capacity. These advances were partially offset by significantly lower BCS in Japan. The decline in Japan reflects the elimination of certain PepsiCo-owned brands which were partially offset by double-digit growth of PepsiCo-owned brands which continued to be sold by the new bottler Suntory. Total concentrate shipments to franchisees increased at a slower rate than their BCS.

Reported operating profits declined $15 million. The operating results reflect increased losses related to acquiring a partner's interest in a bottling operation in Russia, the absence of bottling profit resulting from the Japanese refranchising, higher A&M and the lower effective net pricing. These declines were partially offset by increased volumes.




                                  -16-

36 Weeks

Net sales declined $167 million or 9%. The decline, excluding foreign currency impact, was primarily driven by the absence of Japan bottling sales in 1998 as a result of refranchising a bottler late in 1997. Volume gains and higher effective net pricing partially offset the decline. The effect of weaker foreign currencies, led by Thailand, Spain and India, negatively impacted sales by five points.

BCS increased 7% reflecting solid double-digit growth in Mexico and in the Middle East Business Unit and strong double-digit growth in the Philippines and India. In addition, BCS more than doubled in Venezuela reflecting the continued momentum by the joint venture. These advances were partially offset by significantly lower BCS in Japan. The decline in Japan is due to the elimination of certain PepsiCo-owned brands which were partially offset by double-digit growth in PepsiCo-owned brands which continued to be sold by the new bottler Suntory. Total concentrate shipments to franchisees remained about even with their BCS.

Reported operating results increased $185 million. Ongoing operating results increased $5 million. The improved operating results reflect the higher volume, lower G&A expenses and the higher effective net pricing. These gains were partially offset by higher A&M, increased losses related to the acquisition of a partner's interest in a bottling operation in Russia and the absence of bottling profit resulting from the Japanese refranchising. The effect of the weaker foreign currencies negatively impacted ongoing operating results by approximately $8 million.


























                                  -17-



Snack Foods
($ in millions)
                        12 Weeks Ended                36 Weeks Ended
                  -----------------------------  ---------------------------
                                       %                            %
                   9/5/98     9/6/97     Change   9/5/98     9/6/97   Change
                  --------   --------   -------  --------   -------  -------

Net Sales
  North America    $1,821     $1,714       6     $5,254    $4,905      7
  International       785        778       1      2,349     2,296      2
                 --------   --------           --------   -------
                   $2,606     $2,492       5     $7,603    $7,201      6
                 ========   ========           ========   =======

Operating Profit
 Reported
  North America    $  373     $  373     -       $1,032    $  968      7
  International        90         90     -          252       196     29
                 --------   --------           --------   -------
                   $  463     $  463     -       $1,284    $1,164     10
                 ========   ========            =======   =======

 Ongoing*
  North America                                  $1,032    $  978      6
  International                                     252       258     (2)
                                               --------   -------
                                                 $1,284    $1,236      4
                                               ========   =======

* For the 36 weeks, ongoing amounts exclude net unusual charges in 1997 of $72 ($10-North America and $62-International).
---------------------------------------------------------------------------

Pound and kilo sales are the standard volume measures. Pound and kilo growth are reported on a systemwide and constant territory basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

                             North America

12 Weeks

Net sales grew $107 million reflecting increased volume and a favorable sales mix shift to higher-priced products.

Pound volume advanced 4% led by "WOW" products. Growth in PepsiCo's core brands, excluding their low-fat and no-fat versions, was led by double-digit growth in Lay's brand potato chips. The gain in core brands was offset by declines in "Baked" products and the elimination of Doritos Reduced Fat brand tortilla chips.






                                  -18-
Reported operating profit was even with the prior year. The higher volume and the favorable sales mix shift was fully offset by increased operating costs. The increase in operating costs was led by higher manufacturing costs, reflecting costs associated with plants and lines related to "WOW" and Doritos 3-D products, and increased S&D and A&M expenses. S&D grew at a faster rate than sales and significantly faster than volume due to increased investments in anticipation of higher sales. A&M grew at a significantly faster rate than sales and volume due to increased "WOW" launch costs and promotional allowances.

36 Weeks

Net sales grew $349 million reflecting increased volume and a favorable sales mix shift to higher-priced products.

Pound volume advanced 5% led by "WOW" products and core brand growth. The growth in core brands, excluding their low-fat and no-fat versions, was led by double-digit growth in Lay's brand potato chips and high single-digit growth in Doritos brand tortilla chips. These gains were partially offset by declines in "Baked" products and the elimination of Doritos Reduced Fat brand tortilla chips.

Reported operating profit increased $64 million. Ongoing operating profit increased $54 million reflecting the higher volume and the favorable sales mix shift, partially offset by increased operating costs. The increase in operating costs was led by higher manufacturing costs, reflecting costs associated with the start-up of plants and lines related to "WOW" and Doritos 3-D products, and increased A&M and S&D expenses. A&M grew at a significantly faster rate than sales and volume due to increased promotional allowances and "WOW" launch costs. S&D grew at a slightly slower rate than sales and faster than volume.

                             International

12 Weeks

Net sales increased $7 million or 1%. The increase in net sales, excluding foreign currency impact, was driven by higher volume partially offset by an unfavorable sales mix shift. The effect of weaker foreign currencies, led by Brazil, Thailand and Australia, negatively impacted sales by two points.

Salty snack kilos increased 6%, led by double-digit growth at Sabritas in Mexico and the Snack Ventures Europe JV, partially offset by double-digit declines in Brazil. Sweet snack kilos increased 2% driven by Gamesa. Including acquisitions/divestitures, salty snack kilos increased 13%, while sweet snack kilos declined 6% led by the sale of a French biscuit business in the first quarter.

Reported operating profit remained even with the prior year. Operating profit growth at Sabritas, in Poland and in the U.K. was partially offset by continued deterioration of operating performance in Brazil due to macroeconomic conditions. The growth in Poland is substantially driven by the sweet snack business. Operating profit was also negatively impacted by the lapping of a 1997 gain on a sale of a flour mill.

As part of the global strategy to focus on the core businesses in beverages and salty snacks, PepsiCo announced in the fourth quarter a preliminary agreement was reached to sell the chocolate business in Poland in early 1999.



                                  -19-
36 Weeks

Net sales increased $53 million or 2%. The increase in net sales, excluding foreign currency impact, was driven by higher volume, a favorable sales mix shift and net contributions from acquisitions/divestitures. Net acquisitions/divestitures contributed one point to the sales growth. The effect of weaker foreign currencies, led by Brazil, Poland, Thailand and Australia, negatively impacted sales by three points.

Salty snack kilos increased 7%, led by double-digit growth at Sabritas and the Snack Ventures Europe JV, partially offset by double-digit declines in Brazil. Sweet snack kilos declined 2% driven by Gamesa. Including acquisitions/divestitures, salty snack kilos increased 13%, while sweet snack kilos declined 8% led by the first quarter sale of the French biscuit business.

Reported operating profit increased $56 million. Ongoing operating profit declined $6 million. Deterioration of operating performance in Brazil due to the macroeconomic conditions, market softness at Gamesa and lower profit in the U.K. were partially offset by growth at Sabritas and in Poland. The growth in Poland is substantially driven by the sweet snack business which PepsiCo has agreed to sell in early 1999. Operating profit was also negatively impacted by the lapping of a 1997 gain on a sale of a flour mill.

Cash Flows

PepsiCo's 1998 consolidated cash and cash equivalents decreased $1.6 billion compared to a $195 million increase in 1997. Excluding the 1997 cash provided by discontinued operations, the cash and cash equivalents for 1998 decreased slightly compared to 1997. The decrease in cash flow over the prior year primarily reflects increased cash outflows for acquisitions and investments in unconsolidated affiliates and increased share repurchases partially offset by the liquidation of investment portfolios and net proceeds from issuance of debt, which were used to fund acquisitions late in the quarter.

Our share repurchase activity was as follows:

                          36 Weeks Ended
                        ------------------
($ and shares in
  millions)               9/5/98    9/6/97
                         -------   -------

Cost                      $2,188   $1,643
Number of shares
 repurchased                57.8     46.6
% of shares outstanding
 at beginning of year        3.8%     3.0%

The increase in acquisitions and investments in unconsolidated affiliates includes the acquisitions of Tropicana, UB Australia, a bottler in Canada, the Cracker Jack brand, the remaining ownership interests of the snack food business in Poland and a Russian bottler and various International salty snack food businesses. Subsequent to the third quarter, PepsiCo announced that it reached an agreement to sell the chocolate business in Poland.

Liquidity and Capital Resources

At the end of the third quarter, PepsiCo completed the acquisitions of Tropicana for $3.3 billion in cash and UB Australia for $265 million in cash. The purchase prices were largely funded by the issuance of one year floating rate notes and commercial paper and have been preliminarily allocated primarily to Intangible Assets, net and Other Assets in the Consolidated Balance Sheet.

During the quarter, PepsiCo increased its revolving credit facilities by $2.0 billion to $4.75 billion from $2.75 billion at year-end 1997. These unused credit facilities exist largely to support the issuances of short-term debt. The facilities are composed of $3.1 billion expiring March 1999 and $1.65 billion expiring March 2003. At September 5, 1998, $1.65 billion of short-term borrowings were reclassified as long-term, reflecting PepsiCo's intent and ability, through the existence of the unused revolving credit facilities, to refinance these borrowings. PepsiCo has the intent and ability to renew its credit facilities on a long-term basis.

Please refer to PepsiCo's 1997 Annual Report on Form 10-K for further discussion regarding Liquidity and Capital Resources.

Year 2000

Each of PepsiCo's business segments and corporate headquarters have established teams to identify and correct Year 2000 compliance issues. Information (IT) systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily systems embedded in manufacturing and other facilities. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers, franchisees and other third parties and with developing contingency plans where necessary.

Key IT systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 40% of the systems already compliant. This percentage is expected to increase to approximately 75% by year-end, to approximately 90% and 98% by the end of the first and second quarters of 1999, respectively, and be fully compliant by the fourth quarter of 1999. Inventories and assessments of non-IT systems are in progress and expected to be complete by year-end. Remediation of all non-IT systems has begun in the fourth quarter with a mid-year 1999 target completion date. Independent consultants are monitoring progress against remediation programs and performing testing at certain key locations. In addition, progress against the programs is also monitored by senior management, and periodically reported to PepsiCo's Board of Directors.

PepsiCo has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized in the first quarter of 1999. Independent consultants have completed a survey of the state of readiness of PepsiCo's significant bottling franchisees. Such surveys have identified readiness issues and, therefore, potential risk to PepsiCo. As a result, the franchisees' remediation programs are being accelerated to minimize the risk.

Incremental costs directly related to Year 2000 issues are estimated to be $130 million from 1998 to 2000, of which $28 million or 22% has been spent to date. Approximately 72% of the total estimated spending represents costs to modify existing systems. Costs incurred prior to 1998 were immaterial. This estimate assumes that PepsiCo will not incur significant Year 2000 related costs on behalf of its suppliers, customers, franchisees or other third parties.

Contingency plans for Year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing raw material and finished goods inventory levels. All plans are expected to be completed by the end of the second quarter in 1999.

PepsiCo's most likely potential risk is a temporary inability, particularly the inability of bottling franchisees, to manufacture or bottle some products in certain locations, and the inability of some customers to order and pay on a timely basis.

PepsiCo's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While PepsiCo anticipates no major interruption of its business activities, that will be dependent in part, upon the ability of third parties, particularly bottling franchisees to be Year 2000 compliant. Although PepsiCo has implemented the actions described above to address third party issues, it has no direct ability to influence the compliance actions by such parties. Accordingly, while PepsiCo believes its actions in this regard should have the effect of ameliorating Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on PepsiCo's operating results.

EURO

On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. PepsiCo's operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by mid 2001 if not already addressed in conjunction with Year 2000 remediation. PepsiCo does not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, PepsiCo cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

Certain Factors Expected to Impact Future Results

Throughout the year, macroeconomic conditions in Brazil, Mexico and across Asia Pacific have adversely impacted PepsiCo's results. In addition, late in PepsiCo's third quarter, the Russian ruble was devalued significantly. Economic conditions have continued to deteriorate in Russia. Much of PepsiCo's costs in Russia are denominated in U.S. dollars. Although little of this impact was reflected in the third quarter results, the fourth quarter will be adversely affected by these events.

PepsiCo is currently evaluating what actions may need to be taken in these markets in response to the global economic events, most particularly in Russia to reduce the fixed cost structure as well as to account for any potential impairment of long-lived assets. PepsiCo's impairment assessments will necessarily take into account these economic conditions.

Ongoing combined segment operating profit for the full year, including Tropicana from the date of acquisition, is expected to be about the same as 1997.

<audit-report>

                 Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of September 5, 1998 and the related condensed consolidated statements of income and comprehensive income for the twelve and thirty-six weeks ended September 5, 1998 and September 6, 1997 and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 5, 1998 and September 6, 1997. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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


New York, New York
October 13, 1998

</audit-report>

               PART II - OTHER INFORMATION AND SIGNATURES


Item 6.    Exhibits and Reports on Form 8-K
           (a)Exhibits

              See Index to Exhibits on page 27.

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








                                             PepsiCo, Inc.
                                            (Registrant)






Date:    October 20, 1998                 Sean F. Orr
                                     -------------------------
                                       Senior Vice President and
                                       Controller






Date:     October 20, 1998                Lawrence F. Dickie
                                       ---------------------------------
                                       Vice President, Associate General
                                       Counsel and Assistant Secretary

                           INDEX TO EXHIBITS
                               ITEM 6 (a)



EXHIBITS


Exhibit 11        Computation of Net Income Per Share of Capital Stock -
                   Basic and Assuming Dilution


Exhibit 12        Computation of Ratio of Earnings to Fixed Charges


Exhibit 15        Letter from KPMG Peat Marwick LLP regarding Unaudited
                   Interim Financial Information (Accountants' Acknowledgment)


Exhibit 27.1      Financial Data Schedule 36 weeks ended September 5, 1998


Exhibit 27.2      Financial Data Schedule 36 weeks ended September 6, 1997