Form 10-K
period 1998-12-26
PEPSICO INC
filed 1999-03-24
CIK 77476

No. 1-1183

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K
                                ANNUAL REPORT
        Pursuant to Section 13 of the Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 26, 1998

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The number of shares of PepsiCo Capital Stock outstanding as of March 12, 1999 was 1,475,878,212. The aggregate market value of PepsiCo Capital Stock held by nonaffiliates of PepsiCo as of March 12, 1999 was $56,821,311,162.


     Documents of Which Portions          Parts of Form 10-K into Which Portion
     Are Incorporated by Reference          of Documents Are Incorporated
     -----------------------------          -----------------------------
     Proxy Statement for PepsiCo's                 I, III
     May 5,1999 Annual Meeting of
           Shareholders

                                     PART I
Item 1.     Business

      PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. PepsiCo is engaged in the soft drink, juice and snack food businesses. When used in this Report the terms "we", "us" and "our" shall mean PepsiCo and its divisions and subsidiaries.

      In October 1997, we spun off to our shareholders all of our quick service restaurant businesses, consisting of Pizza Hut, Taco Bell and KFC, as an independent publicly-traded company. Also in 1997 we sold PFS, our restaurant distribution operation, and our non-core restaurant businesses.

      On November 12, 1998, our Board of Directors authorized conversion of a majority stake in our company-owned bottling operations to public ownership through an initial public offering, subject to market conditions and regulatory approvals. The new company, named The Pepsi Bottling Group, Inc. ("PBG"), is a wholly-owned subsidiary of PepsiCo. PBG has filed an S-1 registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. We expect that the S-1 registration statement will be effective and the public offering completed during PepsiCo's second fiscal quarter.

      The reorganization of our beverage business was undertaken in connection with the proposed conversion to public ownership of a majority stake in our bottling operations, and the reorganization was not completed until early 1999. Accordingly, our 1998 Financial Statements and Management's Discussion and Analysis contained in Part II of this Annual Report do not reflect the reorganization.

THE PEPSI-COLA COMPANY

      The Pepsi-Cola Company ("PCC") was reorganized in November, 1998 into three business units: Pepsi-Cola North America ("PCNA"), Pepsi-Cola Company International ("PCI") and The Pepsi Bottling Group. As described below, these business units manufacture, sell and distribute "Pepsi-Cola Beverages", which include not only beverages bearing the Pepsi-Cola or Pepsi trademarks, such as Pepsi-Cola, Diet Pepsi, Pepsi One and Pepsi Max, but also other brands owned by PepsiCo including MOUNTAIN DEW, 7UP (outside the U.S.), SLICE, MUG, AQUAFINA, and Mirinda.

      Pepsi-Cola North America

      PCNA manufactures Pepsi-Cola Beverage concentrates and sells them to bottlers in the United States and Canada. PCNA's bottlers are licensed by us to manufacture, sell and distribute, within defined territories, beverages and syrups bearing the Pepsi-Cola Beverage trademarks. Approximately 100 plants are operated by independent licensees or unconsolidated affiliates of PCNA, who manufacture, sell and distribute beverages in approximately 275 licensed territories in the United States and Canada. PCNA has a minority interest in 6 of these licensees, comprising approximately 60 licensed territories. Pepsi-Cola Beverage concentrates are manufactured in two company-owned syrup and concentrate plants in the United States and Canada.

      PCNA also develops the national marketing, promotion and advertising programs that support the Pepsi-Cola Beverage brands and brand image; oversees the quality of the Pepsi-Cola Beverages; develops new products and packaging and approves packaging suppliers; and leads and coordinates selling efforts for national fountain, supermarket and mass merchandising accounts.

      The  Pepsi/Lipton  Tea  Partnership,  a joint  venture of PCNA and Lipton, sells tea concentrate to Pepsi-Cola bottlers, and develops and markets ready-to-drink tea products under the LIPTON trademark, including LIPTON BRISK and LIPTON'S ICED TEA. PepsiCo's partnership with the Starbucks Corporation develops ready-to-drink coffee products, which are sold under the Starbucks FRAPPUCINO trademark. These products are distributed by Pepsi-Cola bottlers.

      Pepsi-Cola International

      PCI manufactures Pepsi-Cola Beverage concentrates and sells them to bottlers outside of the United States and Canada who are licensed by us to manufacture, sell and distribute, within defined territories, Pepsi-Cola Beverage products. In certain countries, PCI also owns and operates the bottling businesses which manufacture, sell and distribute the Pepsi-Cola Beverage products.

      PCI operates 24 bottling plants and its authorized bottlers operate approximately 330 additional bottling plants. Pepsi-Cola Beverage products are sold in approximately 168 countries through PCI's company-owned and independent bottlers. Principal international markets include Argentina, Brazil, China, India, Mexico, the Philippines, Saudi Arabia, Spain, Thailand and the United Kingdom.

      The Pepsi Bottling Group

      The Pepsi Bottling Group was recently organized as an operating unit of PepsiCo to conduct company-owned bottling operations in the United States, Canada, Spain, Greece and Russia. In the United States and Canada, PBG manufactures Pepsi-Cola Beverages in approximately 64 bottling plants and sells and distributes those beverages in all or a portion of 41 states,the District of Columbia and eight Canadian provinces. This accounts for approximately 55% of the Pepsi-Cola Beverages sold in the United States and Canada. PBG also operates 11 bottling plants outside of the United States and Canada.

      On January 25, 1999, PepsiCo signed an agreement with Whitman Corporation providing for the combination of certain of PepsiCo's bottling businesses and assets in the midwestern United States and Central Europe with those of Whitman. The agreement also provides that Whitman will assume liabilities associated with the U.S. operations of PepsiCo being transferred to it and will acquire certain of PepsiCo's international operations in Central Europe for cash. PepsiCo will receive $300 million in net proceeds plus 35% of the common stock in the newly created Whitman. Whitman will also transfer to PBG bottling operations in Virginia, West Virginia and St. Petersburg, Russia. Whitman has agreed to undertake a stock repurchase program that is anticipated to raise PepsiCo's stake in Whitman to 40%. The transaction is subject to approval by regulators and Whitman shareholders.

TROPICANA PRODUCTS, INC.

      Tropicana Products, Inc. ("TPI"), which we acquired in the third quarter of 1998, is the world's largest marketer and producer of branded juices. TPI manufactures and sells its products under such well known trademarks as Tropicana Pure Premium, TROPICANA SEASON'S BEST and, under license from Dole Food Company, Inc., DOLE. In the United States, TPI's portfolio also includes TROPICANA TWISTER juice beverage products and TROPICANA PURE TROPICS 100% juice products. Outside the United States, TPI holds leading positions in the chilled orange juice industries in Belgium, Canada, France and the United Kingdom. It also manufactures and sells FRUVITA chilled juices, LOOZA nectars and juices, COPELLA fruit juices and HITCHCOCK shelf-stable juices in the United Kingdom and elsewhere in Europe.

      TPI's manufacturing operations in Bradenton, Florida provide approximately 90% of the worldwide distribution of TROPICANA PURE PREMIUM products. TPI operates seven regional distribution centers that serve customers in the United States and Canada. High-speed refrigerated trains are used to transport the product quickly and efficiently from the Bradenton manufacturing plant to the principal field distribution centers. A high priority is placed on inventory management techniques that ensure product quality and freshness. Tropicana's products are produced and packaged in approximately 25 plants worldwide
(including  17  independent  co-packer  facilities)  and  are  available  in  23 countries.

THE FRITO-LAY COMPANY

      Our snack food business is conducted by The Frito-Lay Company, an operating group comprised of two business units: Frito-Lay North America ("Frito-Lay") and Frito-Lay International ("FLI").

      Frito-Lay North America

      Frito-Lay manufactures and sells a varied line of salty snack foods throughout the United States and Canada, including LAY'S and RUFFLES brand potato chips, DORITOS and TOSTITOS brand tortilla chips, FRITOS brand corn chips, CHEETOS brand cheese flavored snacks, ROLD GOLD brand pretzels, SUNCHIPS brand multigrain snacks, as well as WOW! brand potato and tortilla chips.

      Frito-Lay's products are transported from its manufacturing plants to major distribution centers, principally by company-owned trucks. Frito-Lay utilizes a "store-door-delivery" system, whereby its approximately 20,000 person sales force delivers the snacks directly to the store shelf. This system permits Frito-Lay to work closely with approximately 480,000 retail trade locations weekly and to be responsive to their needs. Frito-Lay believes this form of distribution is a valuable marketing tool and is essential for the proper distribution of products with a short shelf life.

      Frito-Lay International

      FLI's products are available in 109 countries outside the United States and Canada through company-owned facilities and affiliated companies. On most of the European continent, PepsiCo's snack food business is conducted through Snack Ventures Europe, a joint venture between PepsiCo and General Mills, Inc., in which PepsiCo owns a 60% interest. FLI sells a variety of snack food products which appeal to local tastes including, for example, WALKERS brand snack foods, sold in the United Kingdom, SMITH'S brand snack foods, sold in Australia, and GAMESA brand cookies and ALEGRO brand sweet snacks, which are sold in Mexico. In addition, LAY'S, CHEETOS, RUFFLES, DORITOS, FRITOS, TOSTITOS, and SUNCHIPS brand salty snack foods have been introduced to international markets. Principal international markets include Australia, Brazil, Mexico, the Netherlands, Poland, South Africa, Spain and the United Kingdom.

Competition

      All of our businesses are highly competitive. Our soft drinks, juices and snack foods compete in the United States and internationally with widely distributed products of a number of major companies that have plants in many of the areas we serve, as well as with private label soft drinks, juices and snack foods and with the products of local and regional manufacturers. The main areas of our competition are price, quality and variety of products, and customer service.

Employees

      At  December  26,  1998,  we  employed,  subject to  seasonal  variations, approximately 150,000 persons (including approximately 10,000 part-time employees), of whom approximately 83,000 (including approximately 8,000 part-time employees) were employed within the United States. We believe that relations with our employees are generally good.

Raw Materials and Other Supplies

      The principal materials we use in our soft drink, juice and snack food businesses are corn sweeteners, sugar, aspartame, flavorings, oranges, grapefruit, juice concentrates, vegetable and essential oils, potatoes, corn, flour, seasonings and packaging materials. Since we rely on trucks to move and distribute many of our products, fuel is also an important commodity. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. Prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past we have done so successfully, however there is no assurance that we will be able to do so in the future.

Governmental Regulation

      The conduct of our businesses, and the production, distribution and use of many of our products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and the Americans with Disabilities Act. Our businesses are also subject to state, local and foreign laws.

Patents, Trademarks, Licenses and Franchises

      We own numerous valuable trademarks which are essential to our worldwide businesses, including PEPSI-COLA, PEPSI, DIET PEPSI, PEPSI ONE, PEPSI MAX, MOUNTAIN DEW, SLICE, MUG, ALL SPORT, AQUAFINA, 7UP and DIET 7UP (outside the United States), MIRINDA, TROPICANA PURE PREMIUM, TROPICANA TWISTER, TROPICANA SEASON'S BEST, TROPICANA PURE TROPICS, FRUVITA, HITCHCOCK, LOOZA, FRITO-LAY, LAY'S, DORITOS, RUFFLES, TOSTITOS, FRITOS, CHEETOS, CRACKER JACK, ROLD GOLD, WOW!, SUNCHIPS, SANTITAS, SMARTFOOD, SABRITAS, WALKERS and SMITH'S. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized (through licensing or franchise arrangements) the use of many of our trademarks in such contexts as Pepsi-Cola bottling appointments and snack food joint ventures. In addition, we license the use of our trademarks on collateral products for the primary purpose of enhancing brand awareness.

      We either own or have licenses to use a number of patents which relate to some of our products and the processes for their production and to the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Environmental Matters

      We continue to make expenditures in order to comply with federal, state, local and foreign environmental laws and regulations, which expenditures have not been material with respect to our capital expenditures, net income or competitive position.

Business Segments

Information related to:

o     Net sales
o     Operating profit
o     Total assets
o     Geographic net sales and long-lived assets
o     Capital spending
o     Equity Income/(Loss) from unconsolidated affiliates
o     Investments in unconsolidated affiliates
o     Amortization of intangible assets
o     Depreciation and other amortization expense
o     Significant other noncash items

for each reportable segment for 1998, 1997 and 1996 may be found in Item 8 "Financial Statements and Supplementary Data" in Note 16 on pages F-28 through F-33.

Item 2.     Properties

The Pepsi-Cola Company

      PCC operates 110 plants throughout the world, of which 100 are owned and 10 are leased, and unconsolidated affiliates operate approximately 70 plants. In addition, PCC operates approximately 600 warehouses or offices worldwide, of which approximately half are owned and half are leased. PCC leases office space in Somers, New York.

Tropicana

      TPI owns 8 plants and 14 offices worldwide, including its headquarters building in Bradenton, Florida. TPI also leases 7 and owns 9 distribution centers around the world.

The Frito-Lay Company

      Frito-Lay operates 50 food manufacturing and processing plants in the United States and Canada, of which 44 are owned and 6 are leased. In addition, Frito-Lay owns 189 warehouses and distribution centers and leases approximately 35 warehouses and distribution centers for storage of food products in the United States and Canada. Approximately 1,840 smaller warehouses and storage spaces located throughout the United States and Canada are leased or owned. Frito-Lay owns its headquarters building and a research facility in Plano, Texas. Frito-Lay also leases offices in Dallas, Texas and leases or owns sales/regional offices throughout the United States. Our snack food businesses also operate approximately 75 plants and approximately 1,000 distribution centers, warehouses and offices outside of the United States and Canada.

General

      The Company owns its  corporate  headquarters  buildings in Purchase,  New
York.

      With a few exceptions, leases of plants in the United States and Canada are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options.

      We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

Item 3.      Legal Proceedings

      We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, of the claims and contingencies in excess of amounts already provided for, is not likely to have a material adverse effect on our annual results of operations, financial condition or liquidity.

Item 4.     Submission of Matters to a Vote of Stockholders

      Not applicable.

Executive Officers of the Registrant

      The following is a list of names and ages of all the current executive officers of the Company:

Roger A. Enrico, 54, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Enrico was elected as PepsiCo's Chief Executive Officer in April, 1996 and as Chairman of the Board in November, 1996, after serving as Vice Chairman of the Company since 1993. Mr. Enrico, who joined PepsiCo in 1971, became President and Chief Executive Officer of Pepsi-Cola USA in 1983,
President and Chief Executive Officer of PepsiCo Worldwide Beverages in 1986, and Chairman and Chief Executive Officer of Frito-Lay, Inc. in 1991. Mr. Enrico served as Chairman and Chief Executive Officer of PepsiCo Worldwide Foods from 1992 to 1994 and as Chairman and Chief Executive Officer, PepsiCo Worldwide Restaurants from 1994 to 1997.

Steven S Reinemund, 50, is Chairman and Chief Executive Officer of The Frito-Lay Company. Mr. Reinemund began his career with PepsiCo as senior operating officer of Pizza Hut, Inc. (a former subsidiary of the Company) in 1984. He became President and Chief Executive Officer of Pizza Hut in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay, Inc. and assumed his current position in April, 1996.

Craig E. Weatherup, 53, is currently Chairman and Chief Executive Officer of the The Pepsi-Bottling Group, Inc., a position he has held since December, 1998. He joined Pepsi-Cola as Marketing Director for the Far East in 1974, and became President of Pepsi-Cola Bottling Group in 1986. He was appointed President of the Pepsi-Cola Company in 1988, President and Chief Executive Officer of Pepsi-Cola North America in 1991, and served as PepsiCo's President in 1996.

Matthew M. McKenna, 48, is Senior Vice President and Treasurer of PepsiCo. Previously he was Senior Vice President, Taxes. Mr. McKenna joined PepsiCo as Vice President, Taxes in 1993.

Indra K. Nooyi, 43, is Senior Vice President, Strategic Planning, a position she has held since 1994.

Sean F. Orr, 44, is Senior Vice President and Controller of PepsiCo. Prior to assuming his current position in 1997, Mr. Orr was Chief Financial Officer for Frito-Lay North America. He joined PepsiCo in 1994 as Senior Vice President, Finance and Chief Financial Officer of Frito-Lay.

Robert F. Sharpe, Jr., 47, is Senior Vice President, Public Affairs, General Counsel and Secretary. He joined PepsiCo in January, 1998 as Senior Vice President, General Counsel and Secretary. Mr. Sharpe was Senior Vice President and General Counsel of RJR Nabisco Holdings Corp. from 1996 until 1998. He was previously Vice President, Tyco International Ltd. from

1994 to 1996 and Vice President, Assistant General Counsel and Secretary of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. from 1989 to 1994.

Michael D. White, 47, is Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White, who assumed his present position in March 1998, is responsible for treasury, tax, control, audit, information technology and investor relations functions. Prior to his current position, he served as Executive Vice President and CFO of Pepsi-Cola Company worldwide. He has also served as Executive Vice President and CFO of PepsiCo Foods International and CFO of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning.

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

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      Stock Trading Symbol - PEP

      Stock Exchange Listings - The New York Stock Exchange is the principal market for our Capital Stock, which is also listed on the Amsterdam, Chicago, Swiss and Tokyo Stock Exchanges.

      Shareholders - At December 26, 1998, there were approximately 230,000 shareholders of record.

      Dividend Policy - Quarterly cash dividends are usually declared in November, January, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for 1999 are expected to be March 12, June 11, September 10 and December 10. Quarterly cash dividends have been paid since PepsiCo was formed in 1965.

      Cash Dividends Declared Per Share (in cents):

Quarter              1998             1997

1                    12.5             11.5
2                    13.0             12.5
3                    13.0             12.5
4                    13.0             12.5
                     ----             ----
Total                51.5             49.0

      Stock Prices - The high, low and closing prices for a share of PepsiCo Capital Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 1998 and 1997 were as follows (in dollars): (See Note)

1998                 High          Low            Close
First Quarter        43 9/16       34 7/8         43
Second Quarter       44 11/16      37 5/8         40 11/16
Third Quarter        43 5/8        27 11/16       30 5/16
Fourth Quarter       41 1/16       28 11/16       40 7/16

1997                 High          Low            Close
First Quarter        32 3/64       26 49/64        29 7/8
Second Quarter       35 27/32      28 23/32        35 27/32
Third Quarter        36 31/64      32 5/8          34 37/64
Fourth Quarter       40            34 1/4          34 11/16

Note: Stock prices have been adjusted to reflect the spin-off of restaurant operations on October 6, 1997.

Item 6. Selected Financial Data

Included on pages F-40 through F-44.

Item 7. Management's Discussion and Analysis of Results of Operations, Cash Flows and Liquidity and Capital Resources

Management's Discussion and Analysis

All per share information is computed using average shares outstanding, assuming dilution.

INTRODUCTION

Management's Discussion and Analysis is presented in four sections. The Introductory section discusses Pending Transactions/Events, Acquisitions, Market Risk (including the EURO conversion), Year 2000, Impairment and Other Items Affecting Comparability of Results and a New Accounting Standard (pages 11-16). The second section analyzes the Results of Operations, first on a consolidated basis and then for each of our business segments (pages 17-28). The final two sections address our Consolidated Cash Flows and Liquidity and Capital Resources (pages 29 and 30).

Cautionary Statements

From  time to time,  in  written  reports  and in oral  statements,  we  discuss expectations regarding our future performance, Year 2000 risks, pending transactions/events, the impact of the Euro conversion and the impact of current global macro-economic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

Pending Transactions/Events

In November 1998, our Board of Directors approved a plan for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United
States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. Pursuant to this plan, PBG intends to sell shares of its common stock in an initial public offering and PepsiCo intends to retain a noncontrolling ownership interest in PBG. A registration statement relating to the Offering has been filed on Form S-1 with the Securities and Exchange Commission. The transaction is expected to be consummated in the second quarter of 1999, subject to market conditions and regulatory approval. If consummated, the transaction is expected to result in a gain to PepsiCo, net of related costs. These related costs will include a charge for the early vesting of PepsiCo stock options held by PBG employees, which will be based on the price of our stock at the date of the Offering. See Management's Discussion and Analysis-Liquidity and Capital Resources on page 30 regarding PBG related financing and expected use of proceeds.

In January 1999, we announced an agreement with the Whitman Corporation to realign bottling territories. Subject to approval by the Whitman shareholders and various regulatory authorities, we plan to combine certain of our bottling operations in the mid-western United States and Central Europe with most of Whitman's existing bottling businesses to create new Whitman. Under the agreement, our current equity interest of 20% in General Bottlers, the principal operating company of Whitman, will also be transferred to new Whitman. Whitman transferred its existing bottling operations in Marion, Virginia; Princeton, West Virginia; and St. Petersburg, Russia to PBG. It is planned for new Whitman to assume certain indebtedness associated with our transferred U.S. operations with net proceeds to us of $300 million. Upon completion of the transaction, we will receive 54 million shares of new Whitman common stock. Whitman has undertaken a share repurchase program and it is anticipated that upon completion of the transaction and the repurchase program, our noncontrolling ownership interest will be approximately 40%. If approved, this transaction is expected to be completed in the second quarter of 1999 and result in a net gain to PepsiCo.

The  Frito-Lay  program  to  improve  productivity,  discussed  in  Management's
Discussion and Analysis-Impairment and Other Items Affecting Comparability of Results beginning on page 15, also includes consolidating U.S. production in our most modern and efficient plants and streamlining logistics and transportation systems. This program is expected to result in additional asset impairment and restructuring charges of approximately $65 million to be recorded in the first quarter of 1999.

Acquisitions

At the end of the third quarter 1998, we completed the acquisitions of Tropicana Products, Inc. from the Seagram Company Ltd. for $3.3 billion in cash and The Smith's Snackfoods Company (TSSC) in Australia from United Biscuits Holdings plc for $270 million in cash. In addition, acquisitions and investments in unconsolidated affiliates included the purchases of the remaining ownership interest in various bottlers and purchases of other international salty snack food businesses. Acquisitions for the year aggregated $4.5 billion in cash. The results of operations of all acquisitions are generally included in the consolidated financial statements from their respective dates of acquisition.

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are: o interest rates on our debt and short-term investment portfolios, o foreign exchange rates and other international market risks, and o commodity prices, affecting the cost of our raw materials.

Interest Rates
--------------

PepsiCo  centrally  manages  its  debt  and  investment   portfolios   balancing
investment opportunities and risks, tax consequences and overall financing strategies.

We use interest rate and currency swaps to effectively modify the interest rate and currency of specific debt issuances with the objective of reducing our overall borrowing costs. These swaps are generally entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is fully offset by the opposite market impact on the related debt.

Our investment portfolios consist of cash equivalents and short-term marketable securities. The carrying amounts approximate market value because of the short-term maturity of these portfolios. It is our practice to hold these investments to maturity.

Assuming year-end 1998 variable rate debt and investment levels, a one-point change in interest rates would impact net interest expense by $64 million. This sensitivity analysis does not take into account existing interest rate swaps and the possibility that rates on debt and investments can move in opposite directions and that gains from one category may or may not be offset by losses from another category.

Foreign Exchange and Other International Market Risks
-----------------------------------------------------

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause us to adjust our financing and operating strategies. The discussion of changes in currency below does not incorporate these other important economic factors. The sensitivity analysis presented below does not take into account the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category.

International operations constitute about 15% of our 1998 consolidated operating profit, excluding unusual impairment and other items. As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating our international operating profit include the Mexican peso, British pound, Canadian dollar and Brazilian real. We estimate that a 10% change in foreign exchange rates would impact reported operating profit by approximately $45 million. This was estimated using 10% of the international segment operating profit after adjusting for unusual impairment and other items. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Foreign exchange gains and losses reflect transaction gains and losses and translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries.
Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit's functional currency. There were net foreign exchange losses of $53 million in 1998, $16 million in 1997 and $1 million in 1996.

During the year, macro-economic conditions in Brazil, Mexico, Russia and across Asia Pacific have adversely impacted our results (see Russia discussion below). We are taking actions in these markets to respond to these conditions, such as prudent pricing aimed at sustaining volume, renegotiating terms with suppliers and securing local currency supply alternatives. However, we expect that the macro-economic conditions, particularly in Brazil, will continue to adversely impact our results in the near term.

The economic turmoil in Russia which accompanied the August 1998 devaluation of the ruble had an adverse impact on our operations. Consequently in our fourth quarter, we experienced a significant drop in demand, resulting in lower net sales and increased operating losses. Also, since net bottling sales in Russia are denominated in rubles, whereas a substantial portion of our related costs and expenses are denominated in U.S. dollars, bottling operating margins were further eroded. In response to these conditions, we have reduced our cost structure primarily through closing facilities, renegotiating manufacturing contracts and reducing the number of employees. We also wrote down our long-lived bottling assets to give effect to the resulting impairment. See Management's Discussion and Analysis-Impairment and Other Items Affecting Comparability of Results beginning on page 15.

On January 1, 1999, eleven of fifteen member countries of the European Union fixed conversion rates between their existing currencies ("legacy currencies") and one common currency-the EURO. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new EURO-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate EURO-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the middle of 2001 if not already addressed in conjunction with Year 2000 remediation. We do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

Commodities
-----------

We are subject to market risk with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts to hedge immaterial amounts of our commodity purchases.

Year 2000

Each of PepsiCo's business segments and corporate headquarters has established teams to identify and address Year 2000 compliance issues. Information technology systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily systems embedded in manufacturing and other facilities. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers, franchisees, financial institutions and other third parties and with developing contingency plans where necessary.

Key information technology systems have been inventoried and assessed for compliance, and detailed plans have been established for required system modifications or replacements. Remediation and testing activities are in process with work on approximately 70% of the systems already completed and the systems back in operation. This percentage is expected to increase to approximately 85% and 98% by the end of the first and second quarters of 1999, respectively. PepsiCo systems are expected to be compliant by the fourth quarter of 1999. Inventories and assessments of non-IT systems have been completed and remediation activities are under way with a mid-year 1999 target completion date.

Independent consultants have monitored progress of remediation programs at selected businesses and performed testing at certain key locations. In addition, other experts performed independent verification and validation audits of a sample of remediated systems with satisfactory results. Other independent consultants also performed a high-level review of our Year 2000 efforts and concluded that there were no significant deficiencies in our process, provided that resources are maintained at their current level and schedules are met. Progress is also monitored by senior management, and periodically reported to PepsiCo's Board of Directors.

We have identified critical suppliers, customers, financial institutions, and other third parties and have surveyed their Year 2000 remediation programs. We have completed on-site meetings with many of the third parties identified as presenting the greatest impact if not compliant. Risk assessments and contingency plans, where necessary, will be finalized in the first half of 1999 and tested where feasible in the second half of 1999. In addition, independent consultants have completed a survey of the state of readiness of our significant bottling franchisees. Such surveys have identified readiness issues and, therefore, potential risk to us. As a result, the franchisees' remediation programs are being accelerated to minimize the risk. We are also providing assistance to the franchisees with processes and with certain manufacturing equipment compliance data.

Incremental costs directly related to Year 2000 issues are estimated to be $141 million from 1998 to 2000, of which $64 million or 45% has been spent to date. Approximately 35% of the total estimated spending represents costs to repair systems while approximately 50% represents costs to replace and rewrite software. This estimate assumes that we will not incur significant Year 2000 related costs on behalf of our suppliers, customers, franchisees, financial institutions or other third parties. Costs incurred prior to 1998 were immaterial. Excluded from the estimated incremental costs are approximately $55 million of internal recurring costs related to our Year 2000 efforts.

Contingency plans for Year 2000 related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, the staffing of a centralized team to react to unforeseen events, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing raw material and finished goods inventory levels. The potential failure of a power grid or public telecommunication system, particularly internationally, will be considered in our contingency planning. All plans are expected to be completed by the end of the second quarter in 1999.

Our most likely worst case scenarios are the temporary inability of bottling franchisees to manufacture or bottle some products in certain locations, of suppliers to provide raw materials on a timely basis and of some customers to order and pay on a timely basis.

Our Year 2000 efforts are ongoing and our overall plan, including our contingency plans, will continue to evolve as new information becomes available. While we anticipate no major interruption of our business activities, that will be dependent in part upon the ability of third parties, particularly bottling franchisees, to be Year 2000 compliant. Although we have implemented the actions described above to address third party issues, we are not able to require the compliance actions by such parties. Accordingly, while we believe our actions in this regard should have the effect of mitigating Year 2000 risks, we are unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on our operating results.

Impairment and Other Items Affecting Comparability of Results

Asset Impairment and Restructuring Charges
------------------------------------------

Asset impairment and restructuring charges were $288 million ($261 million after-tax or $0.17 per share) in 1998, $290 million ($239 million after-tax or $0.15 per share) in 1997 and $576 million ($527 million after-tax or $0.33 per share) in 1996.

The 1998 asset impairment and restructuring charges of $288 million are comprised of the following:

o A fourth quarter charge of $218 million for asset impairment of $200 million and restructuring charges of $18 million resulting from the adverse impact of market conditions of our Russian bottling operations described in Management's Discussion and Analysis-Market Risks beginning on page 12. The impairment evaluation was triggered by the reduction in utilization of assets caused by the lower demand, the adverse change in the business climate and the expected continuation of operating losses and cash deficits in that market. The impairment charge reduced the net book value of the assets to their estimated fair market value, based primarily on values recently paid for similar assets in that marketplace. Of the total $218 million charge, $212 million relates to bottling operations that will be part of PBG.
o An impairment charge of $54 million relating to manufacturing equipment at Frito-Lay North America. In the fourth quarter, as part of our annual assessment of marketing plans and related capacity requirements at Frito-Lay North America and the development of a program to improve manufacturing productivity, we determined that certain product specific equipment would not be utilized and certain capital projects would be terminated to avoid production redundancies. The charge primarily reflects the write off of the net book value of the equipment and related projects.

o A fourth quarter charge of $16 million for employee related costs resulting from the separation of Pepsi-Cola North America's concentrate and bottling organizations to more effectively serve retail customers in light of the expected conversion of PBG to public ownership. Of this amount, $10 million relates to bottling operations that will be part of PBG.

Most of the 1998 restructuring related amounts have been or will be paid in 1999.

In 1997 and 1996, asset impairment and restructuring charges of $290 million and $576 million reflected strategic decisions to realign the international bottling system, improve Frito-Lay International operating productivity and exit certain businesses. In 1997, restructuring charges included proceeds of $87 million associated with a settlement related to a previous Venezuelan bottler agreement, partially offset by related costs.

Income Tax Benefit
------------------
In 1998 we reported a tax benefit, included in the provision for income taxes, of $494 million (or $0.32 per share) as a result of reaching a final agreement with the Internal Revenue Service to settle substantially all remaining aspects of a tax case relating to our concentrate operations in Puerto Rico.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for our fiscal year beginning
2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Review

General
-------

In the discussions below, the year-over-year dollar change in bottler case sales by company-owned bottling operations and concentrate unit sales to franchisees for Pepsi-Cola, and in pound or kilo sales of salty and sweet snacks for Frito-Lay is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Net Sales

                                                            % Change B/(W)
                                                            --------------
($ in millions)             1998        1997         1996     1998    1997
                            ----        ----         ----     ----    ----
Net sales                $22,348     $20,917      $20,337        7       3

------------------------------------------------------------------------------

Net sales rose $1.4 billion or 7% in 1998. Excluding foreign currency impact, net sales would have risen 8%. This increase reflects volume gains in all businesses, net contributions from acquisitions/divestitures and higher effective net pricing driven by a shift to higher-priced products in Frito-Lay North America. Volume gains contributed 4 percentage points of growth. Net acquisitions/divestitures contributed 3 percentage points to the sales growth and primarily reflect the acquisitions of Tropicana and certain North American bottlers partially offset by the absence of bottling sales as a result of refranchising a Japanese bottler late in 1997. In addition, net acquisitions/divestitures also include the addition of TSSC and certain other international salty snack food businesses which were partially offset by the loss of net sales from previously consolidated businesses contributed to a new Frito-Lay International joint venture in Central and South America. Weaker foreign currencies primarily in Canada, Thailand, Brazil, Poland and India led the unfavorable foreign currency impact.

Net sales rose $580 million or 3% in 1997. Excluding foreign currency impact, net sales would have risen 4%. This increase reflects volume gains in Frito-Lay Worldwide and Pepsi-Cola North America and higher effective net pricing. Weaker foreign currencies primarily in Spain, Japan, Germany and Hungary led the unfavorable foreign currency impact.

Operating Profit and Margin

                                                           Change B/(W)
                                                          ------------
 ($ in millions)           1998        1997      1996     1998    1997
                           ----        ----      ----     ----    ----
Reported
  Operating Profit       $2,584      $2,662    $2,040     (3.0)%    30%
  Operating Profit
      Margin               11.6%       12.7%     10.0%    (1.1)     2.7
Ongoing
  Operating Profit       $2,872      $2,952    $2,616     (3.0)%     13%
  Operating Profit
     Margin                12.9%       14.1%     12.9%    (1.2)     1.2

Ongoing excludes the effect in all years of impairment and other items affecting comparability (see Note 3).

------------------------------------------------------------------------------

In 1998, reported operating profit margin decreased over 1 percentage point. Ongoing operating profit margin declined over 1 percentage point primarily reflecting the margin impact of increased advertising and marketing (A&M) and selling and distribution (S&D) expenses and higher cost of sales partially offset by the impact of volume growth. A&M grew at a significantly faster rate than sales led by increases at Pepsi-Cola Worldwide which included the Pepsi One launch costs and increases at Frito-Lay North America for promotional allowances and "WOW!" launch costs. S&D expenses grew at a slightly faster rate than sales primarily in Pepsi-Cola North America and in Frito-Lay North America, reflecting an increase in our sales forces and higher depreciation, maintenance and labor costs associated with Pepsi-Cola North America cooler and vendor placements. Cost of sales as a percentage of sales increased due to costs associated with new plants and lines related to "WOW!" and Doritos 3-D products at Frito-Lay North America and an unfavorable shift from higher-margin concentrate business to packaged products in Pepsi-Cola North America. Excluding foreign exchange losses, ongoing operating profit would have declined 1%. Foreign exchange losses, primarily in Russia and Asia, are reported as part of Corporate unallocated expenses. Information technology expense increased on a year-over-year basis, despite $42 million of software costs that were capitalized as required by SOP 98-1, driven by our various productivity initiatives and Year 2000 remediation efforts.

Reported operating profit margin increased over 2 1/2 percentage points in 1997. Ongoing operating profit margin increased over 1 percentage point due to the margin impact of volume growth in all businesses, equity income from investments in unconsolidated affiliates compared to losses in 1996 and lower cost of sales. The impact of these advances were partially offset by the impact of higher S&D and G&A. The change in equity income primarily reflects the absence of losses in 1997 from our Latin American bottler, Buenos Aires Embotelladora S.A. (BAESA). Cost of sales as a percentage of sales decreased due to favorable raw material costs in Pepsi-Cola International and the favorable effect of higher pricing partially offset by increased costs for new plant capacity and the planned introduction of new products in 1998 by Frito-Lay North America. The higher S&D was driven by increased distribution costs to meet demand. The increase in G&A is due to information systems-related expenses, customer focus leadership training and infrastructure costs related to our new fountain beverage sales team. These increased G&A expenses were partially offset by savings from a prior year restructuring and the consolidation of certain administrative functions. Ongoing operating profit margin was also reduced by the absence of 1996 gains from the sale of an investment in a U. S. bottling cooperative, a settlement with a Pepsi-Cola North America supplier and the sale of a non-core business at Frito-Lay North America.

Interest Expense, net
                                                       % Change B/(W)
                                                       --------------
($ in millions)           1998    1997     1996         1998    1997
                          ----    ----     ----         ----    ----

Interest expense         $(395)  $(478)  $(565)           17      15
Interest income             74     125      91           (41)     37
                            --     ---      --           ---      --
Interest expense, net    $(321)   $(353)  $(474)           9      26
                         =====    =====   =====         ====    ====


------------------------------------------------------------------------------

Interest expense, net of interest income, declined $32 million in 1998. The decline in interest expense was primarily due to lower average U.S. debt levels, as a result of using cash flows received from discontinued operations in the latter half of 1997 to repay debt. The lower U.S. debt levels were maintained until the end of the third quarter when the debt level increased to finance several acquisitions (see Management's Discussion and Analysis-Acquisitions beginning on page 11). This decline was partially offset by higher average interest rates on the remaining debt. Interest income declined $51 million reflecting lower U.S. and international investment levels as a result of utilizing investment balances to make acquisitions and repay debt. See Management's Discussion and Analysis-Liquidity and Capital Resources on page 30 for disclosure related to 1999 debt offerings.

In 1997 interest expense, net of interest income, declined $121 million. Interest expense declined $87 million primarily reflecting lower average U.S. debt levels. Debt levels were reduced by using a portion of the cash flows provided by discontinued operations and from proceeds repatriated from our investments in Puerto Rico. The repatriation of funds resulted from a 1996 change in tax law which eliminated a tax exemption on investment income in Puerto Rico. Interest income increased $34 million reflecting higher investment levels, which also benefited from the cash flows provided by discontinued operations.


Provision for Income Taxes

 ($ in millions)                   1998           1997           1996
                                   ----           ----           ----

Reported
  Provision for income taxes      $ 270          $ 818           $ 624
  Effective tax rate               11.9%          35.4%           39.8%

Ongoing
  Provision for income taxes      $ 791          $ 869           $ 673
  Effective tax rate               31.0%          33.4%           31.4%

Ongoing excludes the effect in all years of impairment and other items affecting comparability (see Note 3).

------------------------------------------------------------------------------

In 1998, the reported effective tax rate decreased 23.5 percentage points primarily as a result of a tax benefit of $494 million (or $0.32 per share). The tax benefit reflects a final agreement with the Internal Revenue Service to settle substantially all remaining aspects of a tax case relating to our concentrate operations in Puerto Rico. The ongoing effective tax rate declined
2.4 percentage points attributable to favorable settlement of prior years' audit issues, including issues related to the deductibility of purchased franchise rights.

For 1997, the reported effective tax rate decreased 4.4 percentage points to 35.4%. The ongoing effective tax rate increased 2.0 percentage points to 33.4%, primarily reflecting the absence of cumulative tax credits recognized in 1996 that related to prior years and lower benefits in 1997 from the resolution of prior years' audit issues.

Income from Continuing Operations and Income Per Share

($ in millions except per share amounts)                % Change B/(W)
                                                        --------------

                      1998        1997        1996     1998      1997
                      ----        ----        ----     ----      ----
Income from con-
 tinuing operations
   Reported         $1,993      $1,491       $ 942       34        58
   Ongoing          $1,760      $1,730      $1,469        2        18

Income per share
 from continuing
  operations
   Reported          $1.31       $0.95       $0.59       38        62*
   Ongoing           $1.16       $1.10       $0.92        5        20

Ongoing excludes the effect in all years of impairment and other items affecting comparability (see Note 3).
* Based on unrounded amounts.

------------------------------------------------------------------------------

For 1998, reported income from continuing operations increased $502 million while income per share increased $0.36. Ongoing income from continuing operations and income per share increased $30 million and $0.06, respectively. The ongoing increases are due to the lower effective tax rate and the benefit from a 3% reduction in average shares outstanding, partially offset by lower operating profit.

For 1997, reported income from continuing operations increased $549 million while income per share increased $0.36. Ongoing income from continuing operations and income per share increased $261 million and $0.18, respectively. The ongoing increases are due to the increase in operating profit and the lower net interest expense, partially offset by the higher effective tax rate. In addition, income per share also benefited from a 2% reduction in average shares outstanding.

Net Income and Net Income Per Share

($ in millions except per share amounts)                         % Change B/(W)
                                                                 --------------
                           1998       1997         1996          1998     1997
                           ----       ----         ----          ----     ----

Net income               $1,993     $2,142       $1,149            (7)      86

Net income per share      $1.31      $1.36        $0.72            (4)      91*

Average shares outstanding
  used to calculate
  net income per share    1,519      1,570        1,606             3       2

* Based on unrounded amounts.

------------------------------------------------------------------------------

For 1997 and 1996, Net Income and Income Per Share include the results of income from discontinued operations, which primarily reflects the operating results of TRICON's core restaurant businesses through October 6, 1997 and the operating results and a gain on sale of the restaurant distribution operation sold in the second quarter of 1997. Discontinued operations also include the expenses associated with the spin-off and interest expense directly related to the restaurants segment.

BUSINESS SEGMENTS (a)

($ in millions)            1998          1997       1996       1995       1994
------------------------------------------------------------------------------
NET SALES
Pepsi-Cola
   North America (b)       $ 8,266      $ 7,899    $ 7,788    $ 7,485  $ 7,119
   International             2,385        2,642      2,799      2,982    2,535
                            ------       ------     ------     ------   ------
                            10,651       10,541     10,587     10,467    9,654
                            ------       ------     ------     ------    -----

Frito-Lay
   North America (b)         7,474        6,967      6,628      5,873    5,379
   International             3,501        3,409      3,122      2,727    2,951
                            ------       ------      -----      -----    -----
                            10,975       10,376      9,750      8,600    8,330
                            ------       ------      -----      -----    -----

Tropicana (c)                  722            -          -          -        -
                               ---       ------      -----      -----    -----

Combined Segments          $22,348      $20,917    $20,337    $19,067  $17,984
                           =======      =======    =======    =======  =======

OPERATING PROFIT (d)
Pepsi-Cola
   North America (b)        $1,211       $1,274     $1,428     $1,249   $1,115
   International              (219)        (144)      (846)       117      136
              -             ------       ------     ------     ------   ------
                               992        1,130        582      1,366    1,251
                            ------        -----      -----      -----    -----


Frito-Lay
   North America (b)         1,424        1,388      1,286      1,149    1,043
   International               367          318        346        301      354
                             -----        -----      -----      -----    -----
                             1,791        1,706      1,632      1,450    1,397
                             -----        -----      -----      -----    -----
Tropicana (c)                   40            -          -          -        -
                             -----        -----      -----      -----    -----


Combined Segments           $2,823       $2,836     $2,214     $2,816   $2,648
                            ======       ======     ======     ======   ======


(a) Certain reclassifications were made to 1997 through 1994 amounts to conform with the 1998 presentation and to maintain comparability.
(b)  North America is composed of operations in the U.S. and Canada.
(c) Represents results since the acquisition date. See Management's Discussion and Analysis-Acquisitions beginning on page 11.
(d) Represents reported amounts. See Note 16 -- Business Segments for 1998, 1997 and 1996 impairment and restructuring charges by segment. In addition, 1995 segment operating profit excludes the $66 charge for the initial, noncash impact of adopting SFAS 121 and 1994 includes an $18 gain on a stock offering by BAESA in Pepsi-Cola International.

Business Segments
-----------------

Pepsi-Cola
----------

See Management's Discussion and Analysis-Pending Transactions/Events on page 11.

The standard volume measure is system bottler case sales (BCS). It represents PepsiCo-owned brands, as well as brands, that we have been granted the right to produce, distribute and market nationally.

                            Pepsi-Cola North America

                                                          % Growth Rates
                                                          --------------
($ in millions)            1998       1997      1996       1998     1997
                           ----       ----      ----       ----     ----

Net Sales                $8,266     $7,899     $7,788         5        1

Operating Profit
 Reported                $1,211     $1,274     $1,428        (5)     (11)

 Ongoing                 $1,227     $1,326     $1,428        (7)      (7)


Ongoing excludes unusual impairment and other items of $16 in 1998 and $52 in 1997 (see Note 3). Unless otherwise noted, operating profit comparisons within the following discussions are based on ongoing operating profit.
==============================================================================



1998 vs. 1997
-------------

Net sales increased $367 million or 5%. The increase reflects significant volume growth and contributions from acquisitions, reduced by unfavorable foreign exchange rates with Canada and lower effective net pricing. The increased sales volume was primarily in packaged products. Acquisitions contributed 1 percentage point to the sales growth.

BCS increased 6%, led by the strong single-digit growth of the Mountain Dew brand, contributions from Pepsi One (our new one-calorie cola) and strong double-digit growth of Aquafina bottled water and Lipton Brisk. Brand Pepsi and brand Diet Pepsi also contributed to this year's growth, both advancing at single-digit rates. Concentrate shipments to franchisees grew at a slightly faster rate than their BCS growth.

Reported operating profit decreased $63 million. Ongoing operating profit declined $99 million primarily due to planned increases in S&D and A&M and higher G&A costs, partially offset by volume growth. S&D grew faster than sales and volume, due to an increase in our sales force and higher depreciation, maintenance and labor costs associated with cooler and vendor placements. A&M expenses grew significantly faster than sales and volume reflecting new product launches, such as Pepsi One, and planned increases for Project Globe and Pop Culture promotions. The G&A growth includes higher spending on information systems related to the Year 2000 and other projects and higher costs associated with the continued building of our fountain business infrastructure.

1997 vs. 1996
-------------

Net sales increased $111 million reflecting volume growth, led by take-home packaged products, reduced by lower effective net pricing. The decrease in effective net pricing was primarily in take-home packaged products, reflecting an intensely competitive environment.

BCS increased 4%, primarily reflecting double-digit growth by the Mountain Dew brand. Non-carbonated soft drink products, led by Aquafina bottled water and Lipton Brisk tea, grew at a double-digit rate. Our concentrate shipments to franchisees grew at a slower rate than their BCS growth during the year.

Reported operating profit declined $154 million. Ongoing operating profit declined $102 million, reflecting the lower effective net pricing, higher S&D costs and increased A&M. S&D grew significantly faster than sales, but in line with volume. A&M grew significantly faster than sales and volume, primarily reflecting above average levels of expenditures late in 1997. These unfavorable items were reduced by the volume gains and lower packaging and commodity costs. G&A savings from centralizing certain administrative functions were fully offset by Year 2000 spending and infrastructure development costs related to our new fountain business sales team. The decline in ongoing operating profit is also due to the absence of 1996 gains from the sale of an investment in a bottling cooperative and a settlement made with a supplier.

                            Pepsi-Cola International

                                                          % Growth Rates
                                                          --------------
($ in millions)           1998       1997      1996       1998     1997
                          ----       ----      ----       ----     ----

Net Sales               $2,385     $2,642     $2,799       (10)      (6)

Operating Profit
 Reported                $(219)    $ (144)     $(846)      (52)      83

 Ongoing                 $  (1)      $ 10      $(270)       NM       NM

Ongoing excludes unusual impairment and other items of $218 in 1998, $154 in 1997 and $576 in 1996 (see Note 3). Unless otherwise noted, operating profit comparisons within the following discussions are based on ongoing operating profit.

NM-Not Meaningful

==============================================================================

1998 vs. 1997
-------------

Net sales declined $257 million or 10%. Excluding foreign currency impact, net sales would have declined 7%. This decline was primarily due to the absence of Japan bottling sales in 1998 as a result of the refranchising of our Japanese bottler late in 1997. Volume gains partially offset the decline in net sales. Weaker foreign currencies primarily in Thailand, India and Hungary led the unfavorable foreign currency impact.

BCS increased 6% reflecting double-digit growth in Mexico, the Philippines, India, Pakistan and China. In addition, BCS grew at a high double-digit rate in Venezuela reflecting the continued momentum by the joint venture as it increased its territories and capacity. These advances were partially offset by lower BCS in Japan due to the elimination of certain PepsiCo-owned brands by the new bottler Suntory. The PepsiCo-owned brands that continued to be sold by Suntory grew at a double-digit rate. Total concentrate shipments to franchisees increased at about the same rate as their BCS.

Reported operating results declined $75 million. Ongoing operating results declined $11 million. The decline primarily reflects higher losses in Russia due to our increased ownership as well as the impact of the economic crisis. Excluding the impact of Russia, operating results would have increased driven by volume gains (reported by most of our Business Units) and lower G&A expenses, due in part to savings from our 1996 restructuring. These gains were partially reduced by higher A&M, increased equity losses from unconsolidated affiliates and lower effective net pricing.

1997 vs. 1996
-------------

Net sales declined $157 million or 6%. Excluding foreign currency impact, net sales would have increased 1% driven by volume gains. The unfavorable foreign currency impact was led by Spain and Japan.

BCS increased 1%. Strong double-digit growth in China, the Philippines and India was reduced by double-digit declines in Brazil, Venezuela and South Africa. The decline in Venezuela reflects the impact of the loss of our bottler in August 1996 while the decline in South Africa results from the cessation of our joint venture operation. In November 1996, we entered into a new joint venture to replace the Venezuelan bottler. Total concentrate shipments to franchisees increased at about the same rate as their BCS.

Reported operating losses declined $702 million. Ongoing operating results improved by $280 million, reflecting a small profit in 1997 compared to a loss in 1996. The improvement in ongoing operating results was driven by lower manufacturing costs, reduced net losses from our investments in unconsolidated affiliates and lower G&A expenses. Operating results also benefited from the absence of 1996's higher-than-normal expenses from fourth quarter balance sheet adjustments and actions. The lower manufacturing costs were primarily due to favorable raw material costs and lower depreciation resulting from certain businesses held for disposal. The reduced net losses from our unconsolidated affiliates were primarily driven by the absence of losses from BAESA. The lower G&A expenses reflect savings from our fourth quarter 1996 restructuring of about $70 million.

Frito-Lay
---------

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide and constant territory basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

                           Frito-Lay North America

                                                          % Growth Rates
                                                          --------------
($ in millions)            1998       1997      1996       1998     1997
                           ----       ----      ----       ----     ----

Net Sales                $7,474     $6,967     $6,628         7         5

Operating Profit
 Reported                $1,424     $1,388     $1,286         3         8

 Ongoing                 $1,478     $1,410     $1,286         5        10


Ongoing excludes unusual impairment and other items of $54 in 1998 and $22 in 1997 (see Note 3). Unless otherwise noted, operating profit comparisons within the following discussions are based on ongoing operating profit.

==============================================================================

1998 vs. 1997
-------------

Net sales grew $507 million due to increased volume and a favorable mix shift to higher-priced products.

Pound volume advanced 5% led by core brand growth and "WOW!" products. The growth in core brands, excluding their low-fat and no-fat versions, was led by double-digit growth in Lay's brand potato chips and double-digit growth in Doritos brand tortilla chips. These gains were partially offset by declines in Ruffles brand potato chips, "Baked" Lay's and "Baked" Tostitos brand products and the elimination of Doritos Reduced Fat brand tortilla chips.

Reported operating profit increased $36 million. Ongoing operating profit increased $68 million reflecting the higher volume and the favorable mix shift, partially offset by increased operating costs. The increase in operating costs was led by increased A&M, higher manufacturing costs, reflecting costs associated with new plants and lines related to "WOW!" and Doritos 3-D products, and higher S&D expenses. A&M grew at a significantly faster rate than sales and volume due to increased promotional allowances and "WOW!" launch costs. S&D grew at a slightly slower rate than sales but faster than volume.

1997 vs. 1996
-------------

Net sales grew $339 million reflecting increased volume and the benefit of higher pricing taken on most major brands late in 1996.

Pound volume advanced 3%. Growth of our core brands, excluding their low-fat and no-fat versions, was led by high single-digit growth in Lay's brand potato chips, strong double-digit growth by Tostitos brand tortilla chips and single-digit growth by Doritos brand tortilla chips. "Baked" Lay's brand potato crisps reported low double-digit growth. However, the remainder of our low-fat and no-fat snacks business depressed the overall growth rate.

Reported operating profit grew $102 million. Ongoing operating profit rose $124 million, reflecting the higher pricing and volume growth, partially offset by increased manufacturing costs and G&A expenses. The increased manufacturing costs related to new plant capacity and the planned introduction of new products in 1998. S&D grew slower than sales, A&M was about even with prior year and G&A increased significantly faster than sales reflecting information systems-related expenses and customer focus leadership training. Operating profit growth was hampered by the absence of a 1996 gain from the sale of a non-core business.

                           Frito-Lay International

                                                          % Growth Rates
                                                          --------------
($ in millions)            1998       1997      1996      1998      1997
                           ----       ----      ----      ----      ----

Net Sales                $3,501     $3,409     $3,122         3        9

Operating Profit
 Reported                 $ 367      $ 318      $ 346        15       (8)

 Ongoing                  $ 367      $ 380      $ 346        (3)      10
`

Ongoing excludes unusual impairment and other items of $62 in 1997 (see Note 3). Unless otherwise noted, operating profit comparisons within the following discussions are based on ongoing operating profit.

==============================================================================

1998 vs. 1997
-------------

Net sales increased $92 million or 3%. The increase in net sales was driven by net contributions from acquisitions/divestitures and by higher volume. The increase was partially offset by the impact of weaker foreign currencies including the unfavorable effect in Mexico of the devaluation of the peso against the U.S. dollar net of local pricing actions. Excluding Mexico, the impact of weaker foreign currencies, primarily Brazil, Poland, Australia and Thailand, reduced net sales growth by 2 percentage points. Net acquisitions/divestitures contributed 3 percentage points to the sales growth.

Salty snack kilos increased 6%, led by solid double-digit growth at Sabritas in Mexico and the Snack Ventures Europe joint venture, partially offset by double-digit declines in Brazil. Sweet snack kilos declined 2% driven by a single-digit decline at Gamesa in Mexico and a double-digit decline at Wedel in Poland. These declines in sweet snack kilos were partially offset by double-digit growth at Sabritas. Including acquisitions/divestitures, salty snack kilos increased to 14%. The increase of 8 percentage points was primarily driven by the acquisitions through partnership with, as well as, purchase of salty snack food businesses in Central and South America. Sweet snack kilos, including the effect of acquisitions/divestitures, declined 8% primarily as a result of the first quarter sale of a French biscuit business.

Reported operating profit increased $49 million. Ongoing operating profit declined $13 million. Deterioration of operating performance in Brazil due to the macro-economic conditions and market softness at Gamesa was partially offset by growth at Sabritas and in Poland. The growth in Poland was substantially driven by the sweet snack business. As part of a global strategy to focus on core businesses, we previously announced that we had completed negotiations for the sales in early 1999 of the chocolate and biscuit businesses in Poland.

1997 vs. 1996
-------------

Net sales increased $287 million due to volume gains and higher effective net pricing.

Salty snack kilos rose 11%, led by strong double-digit growth by Sabritas and our business in Brazil, while sweet snack kilos declined 5% due to a market contraction at Gamesa.

Reported operating profit decreased $28 million. Ongoing operating profit increased $34 million or 10%. Excluding foreign currency impact, ongoing operating profit increased 8%. This increase was due to volume gains partially offset by increased G&A. The higher effective net pricing was fully offset by inflation-driven higher operating and manufacturing costs, primarily in Mexico. Ongoing operating profit also benefited from the gain on the sale of a flour mill. The foreign currency impact resulted from the strength of the British pound at Walkers.

Tropicana
---------

From the date of acquisition in 1998, net sales were $722 million and operating profit was $40 million. The operating profit reflects the impact of fourth quarter increases in the cost of oranges in advance of related selling price increases.

CONSOLIDATED CASH FLOWS

1998 vs. 1997
-------------

Our 1998 consolidated cash and cash equivalents decreased $1.6 billion compared to a $1.6 billion increase in 1997. Excluding cash provided by discontinued operations in 1997, the decrease in cash and cash equivalents was $1.6 billion in 1998 compared with a $4.6 billion decrease in 1997. The change in cash flow primarily reflects net proceeds from issuance of debt and the liquidation of investment portfolios in 1998 compared to net debt repayments in 1997. These cash inflows were primarily used to fund acquisitions and investments in unconsolidated affiliates during the year.

The acquisitions and investments in unconsolidated affiliates include the purchases of Tropicana, the remaining ownership interest in various bottlers, TSSC and various other international salty snack food businesses.

1997 vs. 1996
-------------

Our 1997 consolidated cash and cash equivalents increased $1.6 billion over the prior year reflecting a significant increase in cash provided by discontinued operations which was used to reduce debt, increase our investment portfolios and repurchase shares.

The net cash flow provided by discontinued operations increased $5.6 billion in 1997. The significant increase primarily reflects a $4.5 billion cash distribution received from TRICON just prior to the restaurant spin-off. In addition, the increase reflects after-tax cash proceeds of $1.0 billion associated with the sale of PFS and the non-core U.S. restaurant businesses, the effects of refranchising restaurants and other operating activities.

Share Repurchases
-----------------

Our share repurchase activity was as follows:

 (in millions)                     1998           1997           1996
                                   ----           ----           ----


Cost                             $2,230         $2,459         $1,651
Shares repurchased
  Number of shares                 59.2           69.0           54.2
  % of shares outstanding at
   beginning of year                3.9%           4.5%           3.4%

At December 26, 1998, 73.2 million shares remain available under the current repurchase authority granted by our Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the third quarter, we completed the acquisitions of Tropicana for $3.3 billion in cash and TSSC for $270 million in cash. The purchase prices were largely funded by the issuance of one year notes and commercial paper resulting in an increase in short-term borrowings at year-end 1998.

We increased our revolving credit facilities by $2.0 billion to $4.75 billion from $2.75 billion at year-end 1997. These unused credit facilities exist largely to support issuances of short-term debt. The facilities are composed of $3.1 billion expiring March 1999 and $1.65 billion expiring March 2003. At year-end 1998, $1.65 billion of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of the unused revolving credit facilities, to refinance these borrowings. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

As discussed in Management's Discussion and Analysis-Pending Transactions/Events, our Board of Directors approved a plan for the separation of PBG. As noted, an initial public offering is expected to be consummated in the second quarter of 1999 subject to market conditions and regulatory approvals. In February and March of 1999, PBG and its principal operating subsidiary, Bottling LLC incurred $6.55 billion of indebtedness, a large portion of which is intended to be temporary and be repaid with the proceeds of the Offering. It is intended that the remainder will be carried as PBG's long-term indebtedness of which $2.3 billion is unconditionally guaranteed by PepsiCo. A substantial portion of the debt proceeds obtained by PBG was used to settle pre-existing intercompany amounts due to us. We plan to use these proceeds for general corporate purposes, including the repayment of a portion of our short-term borrowings.

As noted earlier in the discussion regarding pending transactions, as part of our agreement with Whitman to realign bottling territories, certain indebtedness associated with our transferred U.S. operations is planned to be assumed by new Whitman with net proceeds to us of $300 million.

Capital spending is expected to decline in 1999 to approximately $1.2 billion as we will no longer directly fund the capital spending related to PBG after the Offering. The decline will be offset, in part, by continued investment in other international bottling operations and in Frito-Lay International and full year capital spending in Tropicana.

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Included in Item 7, Management's Discussion and Analysis - Market Risk beginning on page 12.

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Information on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.
Directors and Executive Officers of the Registrant

      The name, age and background of each of the Company's directors nominated for election are contained under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders on pages 2 through 4 and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the executive officers of the Company are reported in Part I of this report.

Item 11.    Executive Compensation

      Information on compensation of the Company's directors and executive officers is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Directors Compensation" and "Executive Compensation", respectively, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      Information on the number of shares of PepsiCo Capital Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption "Ownership of Capital Stock by Directors and Officers" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference. As far as is known to the Company, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Capital Stock.

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

Dated:  March 23, 1999


                              PepsiCo, Inc.


                        By:   /s/ ROGER A ENRICO
                        ------------------------
                          Roger A. Enrico
                          Chairman of the Board and
                          Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.


SIGNATURE                          TITLE                    DATE
---------                          -----                    ----


/s/ ROGER A. ENRICO                Chairman of the Board    March 23, 1999
Roger A. Enrico                    and
                                   Chief Executive Officer

/s/ MICHAEL D. WHITE               Senior Vice President    March 23, 1999
Michael D. White                   and Chief Financial
                                   Officer

/s/ SEAN F. ORR                    Senior Vice President    March 23, 1999
Sean F. Orr                        and Controller
                                   (Principal Accounting
                                   Officer)

/s/ KARL M. VON DER HEYDEN         Vice Chairman of the     March 23, 1999
Karl M. von der Heyden             Board

/s/ JOHN F. AKERS                  Director                 March 23, 1999
John F. Akers

/s/ ROBERT E. ALLEN                Director                 March 23, 1999
Robert E. Allen

/s/ PETER FOY                      Director                 March 23, 1999
Peter Foy

/s/ RAY L. HUNT                    Director                 March 23, 1999
Ray L. Hunt

/s/ JOHN J. MURPHY                 Director                 March 23, 1999
John J. Murphy

/s/ STEVEN S REINEMUND             Chairman and Chief       March 23, 1999
Steven S Reinemund                 Executive Officer of
                                   The Frito-Lay Company
                                   and Director

/s/ SHARON PERCY ROCKEFELLER       Director                 March 23, 1999
Sharon Percy Rockefeller

/s/ FRANKLIN A. THOMAS             Director                 March 23, 1999
Franklin A. Thomas

/s/ P. ROY VAGELOS                 Director                 March 23, 1999
P. Roy Vagelos

/s/ CRAIG E. WEATHERUP             Chairman and Chief       March 23, 1999
Craig E. Weatherup                 Executive Officer of
                                   The Pepsi Bottling
                                   Group and Director

/s/ ARNOLD R. WEBER                Director                 March 23, 1999
Arnold R. Weber

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

10.2 PepsiCo, Inc. 1987 Incentive Plan (the "1987 Plan"), as amended and restated, effective as of September 24, 1998.

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

10.6 PepsiCo, Inc. 1994 Long-Term Incentive Plan,as amended and restated, effective as of September 24, 1998.

10.7 PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference from Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.8 Amended and Restated PepsiCo Executive Income Deferral Program which is incorporated herein by reference from PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9 Restated PepsiCo Pension Equalization Plan, which is incorporated herein by reference from PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

12          Computation of Ratio of Earnings to Fixed Charges.

21          Subsidiaries of PepsiCo, Inc.

23          Report and Consent of KPMG LLP.

24          Copy of Power of Attorney.

27          Financial Data Schedule.

                   PepsiCo, Inc. and Subsidiaries



                       FINANCIAL INFORMATION



            FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K



                FISCAL YEAR ENDED DECEMBER 26, 1998

                   PEPSICO, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL INFORMATION
                         Item 14(a)(1)-(2)



                                                         Page
                                                      Reference
Item 14(a)(1) Financial Statements

Consolidated Statement of Income for
  the fiscal years ended December 26, 1998,
  December 27, 1997 and December 28, 1996.........      F-2

Consolidated Statement of Cash Flows for
  the fiscal years ended December 26, 1998,
  December 27, 1997 and December 28, 1996.........      F-3 - F-4

Consolidated Balance Sheet at December 26, 1998
  and December 27, 1997...........................      F-5

Consolidated Statement of Shareholders' Equity
  for the fiscal years ended December 26, 1998,
  December 27, 1997 and December 28, 1996.........      F-6 - F-7

Notes to Consolidated Financial Statements........      F-8 - F-37

Management's Responsibility for Financial Statements    F-38

Report of Independent Auditors, KPMG LLP..........      F-39

Selected Financial Data...........................      F-40 - F-44


Item 14(a)(2) Financial Statement Schedule

     II  Valuation   and   Qualifying   Accounts  for  the  fiscal  years  ended
         December26, 1998, December 27, 1997 and December 28, 1996.... F-45

All other financial statements and schedules have been omitted since the required information is not applicable.

Consolidated Statement of Income
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996

                                         1998        1997       1996
--------------------------------------------------------------------------
Net Sales........................      $22,348    $20,917    $20,337

Costs and Expenses, net
Cost of sales....................        9,330      8,525      8,452
Selling, general and
 administrative expenses.........        9,924      9,241      9,063
Amortization of intangible assets          222        199        206
Unusual impairment and other items         288        290        576
                                       -------    -------    -------
Operating Profit.................        2,584      2,662      2,040

Interest expense.................         (395)      (478)      (565)
Interest income..................           74        125         91
                                       -------    -------    -------

Income from Continuing Operations
  Before Income Taxes............        2,263      2,309      1,566

Provision for Income Taxes.......          270        818        624
                                       -------    -------    -------

Income from Continuing Operations        1,993      1,491        942

Income from Discontinued
  Operations, net of tax.........            -        651        207
                                       -------    -------    -------

Net Income.......................      $ 1,993    $ 2,142    $ 1,149
                                       =======    =======    =======

Income Per Share - Basic
Continuing Operations............      $  1.35    $  0.98    $  0.60
Discontinued Operations..........            -       0.42       0.13
                                       -------    -------    --------
Net Income  .....................      $  1.35    $  1.40    $  0.73
                                       =======    =======    =======

Average shares outstanding.......        1,480      1,528      1,564

Income Per Share - Assuming Dilution
Continuing Operations............      $  1.31    $  0.95    $  0.59
Discontinued Operations..........            -       0.41       0.13
                                       -------    -------    -------
Net Income.......................      $  1.31    $  1.36    $  0.72
                                       =======    =======    =======

Average shares outstanding.......        1,519      1,570      1,606
-----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows (page 1 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996

                                            1998     1997      1996
---------------------------------------------------------------------------
Operating Activities
Income from continuing operations.....   $ 1,993  $ 1,491   $   942
Adjustments to reconcile income
 from continuing operations to net
 cash provided by operating
 activities
  Depreciation and amortization.......     1,234    1,106     1,073
  Noncash portion of 1998
   tax benefit........................      (259)       -         -
  Noncash portion of unusual impairment
   and other items....................       254      233       366
  Deferred income taxes...............       150       51       160
  Other noncash charges and
   credits, net.......................       237      342       505
  Changes in operating working capital,
   excluding effects of acquisitions
   and dispositions
   Accounts and notes receivable......      (104)     (53)      (67)
   Inventories........................        29       79       (97)
   Prepaid expenses and other current
   assets.............................       (12)     (56)       84
   Accounts payable and other
    current liabilities...............      (195)      84       297
   Income taxes payable...............      (116)     142       (71)
                                          ------   ------    ------
  Net change in operating
   working capital....................      (398)     196       146
                                          ------   ------    ------
Net Cash Provided by Operating
 Activities...........................     3,211    3,419     3,192
                                          ------   ------    ------

Investing Activities
Capital spending......................    (1,405)  (1,506)   (1,630)
Acquisitions and investments
 in unconsolidated affiliates.........    (4,537)    (119)      (75)
Sales of businesses...................        17      221        43
Sales of property, plant
 and equipment........................       134       80         9
Short-term investments, by original
 maturity
  More than three months-purchases....      (525)     (92)     (115)
  More than three months-maturities...       584      177       192
  Three months or less, net...........       839     (735)      736
Other, net............................      (126)     (96)     (214)
                                          ------   ------    ------
Net Cash Used for Investing
 Activities...........................    (5,019)  (2,070)   (1,054)
                                          ------   ------    ------
---------------------------------------------------------------------------
(Continued on following page)

Consolidated Statement of Cash Flows (page 2 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996

                                       1998        1997      1996
---------------------------------------------------------------------------
Financing Activities
Proceeds from issuances of
 long-term debt.................        990           -     1,772
Payments of long-term debt......     (2,277)     (1,875)   (1,432)
Short-term borrowings, by original
 maturity
  More than three months-proceeds     2,713         146       740
  More than three months-payments      (417)       (177)   (1,873)
  Three months or less, net.....      1,753      (1,269)       89
Cash dividends paid.............       (757)       (736)     (675)
Share repurchases...............     (2,230)     (2,459)   (1,651)
Proceeds from exercises of
 stock options..................        415         403       323
Other, net......................          -           5        (9)
                                    -------     --------  -------
Net Cash Provided by (Used for)
 Financing Activities...........        190      (5,962)   (2,716)
                                    -------     -------   -------

Net Cash Provided by Discontinued
 Operations.....................          -       6,236       605
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents......          1          (2)       (5)
                                    -------     -------   -------
Net (Decrease) Increase in Cash
 and Cash Equivalents...........     (1,617)      1,621        22
Cash and Cash Equivalents
 - Beginning of Year............      1,928         307       285
                                    -------     -------   -------
Cash and Cash Equivalents
 - End of Year..................    $   311     $ 1,928   $   307
                                    =======     =======   =======
---------------------------------------------------------------------------
Supplemental Cash Flow Information
Interest paid...................    $   367     $   462   $   538
Income taxes paid...............    $   521     $   696   $   611

Schedule of Noncash Investing and
  Financing Activities
Fair value of assets acquired...    $ 5,359     $   160   $    81
Cash paid and stock issued......     (4,537)       (134)      (76)
                                    -------     -------   -------
Liabilities assumed.............    $   822     $    26   $     5
                                    =======     =======   =======

---------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

(in millions)
PepsiCo, Inc. and Subsidiaries
December 26, 1998 and December 27, 1997

                                                1998        1997
-----------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents................    $   311     $ 1,928
Short-term investments, at cost..........         83         955
                                             -------     -------
                                                 394       2,883
Accounts and notes receivable, less allowance:
 $127 in 1998 and $125 in 1997...........      2,453       2,150
Inventories..............................      1,016         732
Prepaid expenses, deferred income taxes
 and other current assets................        499         486
                                             -------     -------
    Total Current Assets.................      4,362       6,251

Property, Plant and Equipment, net.......      7,318       6,261
Intangible Assets, net...................      8,996       5,855
Investments in Unconsolidated Affiliates.      1,396       1,201
Other Assets.............................        588         533
                                             -------     -------
     Total Assets........................    $22,660     $20,101
                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term borrowings....................    $ 3,921     $     -
Accounts payable and other current
 liabilities ............................      3,870       3,617
Income taxes payable.....................        123         640
                                             -------     -------
    Total Current Liabilities............      7,914       4,257

Long-Term Debt...........................      4,028       4,946
Other Liabilities........................      2,314       2,265
Deferred Income Taxes....................      2,003       1,697

Shareholders' Equity
Capital stock, par value 1 2/3(cent) per share:
 authorized 3,600 shares, issued 1,726 shares     29          29
Capital in excess of par value...........      1,166       1,314
Retained earnings........................     12,800      11,567
Accumulated other comprehensive loss.....     (1,059)       (988)
                                             --------    -------
                                              12,936      11,922
Less:  Treasury stock, at cost:
 255 shares and 224 shares in 1998 and
  1997, respectively.....................     (6,535)     (4,986)
                                             -------     -------
    Total Shareholders' Equity...........      6,401       6,936
                                             -------     -------
     Total Liabilities and
      Shareholders' Equity...............    $22,660     $20,101
                                             =======     =======
-------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity (page 1 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996

                                           Capital Stock
                                      Issued           Treasury
                                 Shares   Amount  Shares     Amount

Shareholders' Equity,
 December 30, 1995..............  1,726     $29     (150)   $(1,683)
                                  ---------------------------------
  1996 Net income...............      -       -        -          -
  Currency translation adjustment     -       -        -          -
    Comprehensive income........
  Cash dividends declared.......      -       -        -          -
  Share repurchases.............      -       -      (54)    (1,651)
  Stock option exercises, including
  tax benefits of $145..........      -       -       23        310
  Other.........................      -       -        -          1
                                 ----------------------------------
Shareholders' Equity,
 December 28, 1996..............  1,726     $29     (181)   $(3,023)
                                 ----------------------------------
  1997 Net income...............      -       -        -          -
  Currency translation adjustment     -       -        -          -
    Comprehensive income........
  Cash dividends declared.......      -       -        -          -
  Share repurchases.............      -       -      (69)    (2,459)
  Stock option exercises, including
  tax benefits of $173..........      -       -       25        488
  Spin-off of restaurant businesses   -       -        -          -
  Other.........................      -       -        1          8
                                 ----------------------------------
Shareholders' Equity,
 December 27, 1997..............  1,726     $29     (224)   $(4,986)
                                 -----------------------------------
  1998 Net income...............      -       -        -          -
  Currency translation adjustment     -       -        -          -
  Reclassification adjustment...      -       -        -          -
    Total currency translation
     adjustment.................
  Minimum pension liability
     adjustment, net of tax
     benefits of $11............      -       -        -          -
    Comprehensive income........
  Cash dividends declared.......      -       -        -          -
  Share repurchases.............      -       -      (59)    (2,230)
  Stock option exercises, including
  tax benefits of $109..........      -       -       28        675
  Other.........................      -       -        -          6
                                 ----------------------------------
Shareholders' Equity,
  December 26, 1998.............  1,726     $29     (255)   $(6,535)
                                 ==================================


(Continued on following page)

Consolidated Statement of Shareholders' Equity (page 2 of 2)

(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996

                                Capital             Accumulated
                                  in                  Other
                               Excess of  Retained  Comprehensive
                               Par Value  Earnings  (Loss)/Income  Total
-------------------------------------------------------------------------
Shareholders' Equity,
 December 30, 1995.............. $1,045   $ 8,730   $  (808)     $ 7,313
                                 ---------------------------------------
  1996 Net income...............      -     1,149         -        1,149
  Currency translation adjustment     -         -        40           40
                                                                 -------
    Comprehensive income........                                   1,189
  Cash dividends declared.......      -     (695)         -         (695)
  Share repurchases.............      -        -          -       (1,651)
  Stock option exercises, including
    tax benefits of $145........    158        -          -          468
  Other.........................     (2)       -          -           (1)
                                 ---------------------------------------
Shareholders' Equity,
 December 28, 1996.............. $1,201  $ 9,184    $  (768)     $ 6,623
                                 ---------------------------------------
  1997 Net income...............      -    2,142          -        2,142
  Currency translation adjustment     -        -       (220)        (220)
                                                                 -------
    Comprehensive income........                                   1,922
  Cash dividends declared.......      -     (746)         -         (746)
  Share repurchases.............      -        -          -       (2,459)
  Stock option exercises, including
   tax benefits of $173.........     88        -          -          576
  Spin-off of restaurant businesses   -      987          -          987
  Other.........................     25        -          -           33
                                 ---------------------------------------
Shareholders' Equity,
 December 27, 1997.............. $1,314  $11,567    $  (988)     $ 6,936
                                 ---------------------------------------
  1998 Net income...............      -    1,993          -        1,993
  Currency translation adjustment     -        -        (75)         (75)
  Reclassification adjustment...      -        -         24           24
                                                    -------
    Total currency translation
     adjustment.................                     (1,039)
  Minimum pension liability.....
     adjustment (net of tax
     benefits of $11)...........      -       -         (20)         (20)
                                                                  ------
  Comprehensive income..........                                   1,922
  Cash dividends declared.......      -     (760)         -         (760)
  Share repurchases.............      -        -          -       (2,230)
  Stock option exercises, including
    tax benefits of $109........   (151)       -          -          524
  Other.........................      3        -          -            9
                                 ---------------------------------------
Shareholders' Equity,
 December 26, 1998.............. $1,166  $12,800    $(1,059)     $ 6,401
                                 =======================================
------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular dollars in millions except per share amounts; all per share amounts assume dilution)

Note 1 - Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Certain reclassifications were made to 1997 and 1996 amounts to conform with the 1998 presentation.

Principles of Consolidation
---------------------------

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Intercompany balances and transactions have been eliminated. Investments in Unconsolidated Affiliates, over which we exercise significant influence but not control, are accounted for by the equity method. Our share of the net income or loss of such unconsolidated affiliates is included in selling, general and administrative expenses.

Revenue Recognition
-------------------

We recognize revenue when products are delivered to customers. Sales terms generally do not allow a right to return.

Marketing Costs
---------------

Marketing costs are reported in selling, general and administrative expenses and include costs of advertising and other marketing activities. Advertising expenses were $1.9 billion in 1998 and $1.8 billion in both 1997 and 1996. Deferred advertising expense, classified as prepaid expenses in the Consolidated Balance Sheet, was $34 million in 1998 and $53 million in 1997. Deferred advertising costs are expensed in the year first used and consist of:
o media and personal service prepayments, o promotional materials in inventory, and o production costs of future media advertising.

Stock-Based Compensation
------------------------

We measure stock-based compensation cost as the excess of the quoted market price of PepsiCo capital stock at the grant date over the amount the employee must pay for the stock (exercise price). Our policy is to generally grant stock options with an exercise price equal to the stock price at the date of grant and accordingly, no compensation cost is recognized.

Derivative Instruments
----------------------
The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the Consolidated Balance Sheet as a receivable or payable under the appropriate current asset or liability caption. If an interest rate swap position were to be terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify. However, if the underlying debt instrument were to be settled prior to maturity, the gain or loss realized upon termination would be recognized immediately.

The differential to be paid or received on a currency swap related to non-U.S. dollar denominated debt is charged or credited to income as the differential occurs. This is fully offset by the corresponding gain or loss recognized in income on the currency translation of the debt, as both amounts are based upon the same exchange rates. The currency differential not yet settled in cash is reflected in the Consolidated Balance Sheet under the appropriate current or noncurrent receivable or payable caption. If a currency swap position were to be terminated prior to maturity, the gain or loss realized upon termination would be immediately recognized in income.

Gains and losses on futures contracts designated as hedges of future commodity purchases are deferred and included in the cost of the hedged commodity when purchased. Changes in the value of such contracts used to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. If the degree of correlation between the futures contracts and the purchased commodity were to significantly diminish during the contract term, subsequent changes in the value of the futures contracts would be recognized in income. If a futures contract were to be terminated, the gain or loss realized upon termination would be included in the cost of the hedged commodity when purchased.

Cash Equivalents
----------------

Cash equivalents represent funds temporarily invested, with maturities of three months or less. All other investment portfolios are primarily classified as short-term investments.

Inventories
-----------

Inventories are valued at the lower of cost (computed on the average, first-in, first-out or last-in, first-out method) or net realizable value.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Intangible Assets
-----------------

Intangible assets are amortized on a straight-line basis over appropriate periods, generally ranging from 20 to 40 years.

Recoverability  of  Long-Lived  Assets  to be Held  and Used in the Business
----------------------------------------------------------------------------

All long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows.

Accounting and Reporting Changes
--------------------------------

As of December 28, 1997, we adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by The American Institute of Certified Public Accountants in March 1998. The SOP requires capitalization of certain costs related to computer software developed or obtained for internal use which we had previously expensed in selling, general and administrative expenses. The amount capitalized under the SOP in 1998 was $42 million.

As of December 28, 1997, we adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, issued in June 1997. SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income or loss items, in a full set of general purpose financial statements. Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity, such as currency translation and minimum pension liability adjustments.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for our fiscal year beginning
2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

Note 2 - Acquisitions and Investments in Unconsolidated Affiliates

At the end of the third quarter in 1998, we completed the acquisitions of Tropicana Products, Inc. from The Seagram Company Ltd. for $3.3 billion in cash and The Smith's Snackfoods Company (TSSC) in Australia from United Biscuits Holdings plc for $270 million in cash. In addition, acquisitions and investments in unconsolidated affiliates included the remaining ownership interest in various bottlers and purchases of various other international salty snack food businesses. Acquisitions for the year aggregated $4.5 billion in cash. The results of operations of all acquisitions are generally included in the consolidated financial statements from their respective dates of acquisition. The acquisitions were accounted for under the purchase method and the purchase prices were largely funded by the issuance of one year notes and commercial paper. The purchase prices have been allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess purchase prices over the fair value of the net assets acquired of approximately $3.2 billion was allocated to goodwill and are amortized on a straight-line basis over 40 years.

The following table presents the unaudited pro forma combined results of PepsiCo and Tropicana as if the acquisition had occurred at the beginning of our fiscal years 1998 and 1997. The aggregate impact of other acquisitions in these periods was not material to our net sales, income or income per share from continuing operations.


                                                      Unaudited
                                                -------------------
                                                   1998        1997
                                                   ----        ----

Net Sales                                       $23,674     $22,851

Income from Continuing Operations               $ 1,939     $ 1,427
Income Per Share from Continuing Operations     $  1.28       $0.91


These pro forma amounts reflect the inclusion of the results of Tropicana for 1997 and the first three quarters of 1998 prior to the acquisition date as well as the results that are already included in the historical financial statements from the date of acquisition. In addition, the pro forma amounts include the amortization of the goodwill arising from the allocation of the purchase price and interest expense on the debt issued to finance the purchase. The pro forma information does not necessarily present what the combined results would have been for these periods and is not intended to be indicative of future results.

Note 3 - Impairment and Other Items Affecting Comparability of Income From Continuing Operations

Asset Impairment and Restructuring
----------------------------------

                                 1998     1997     1996
------------------------------------------------------------

Asset impairment charges

Held and used in the business
 Property, plant and equipment. $ 149    $   5    $   8
 Intangible assets.............    37        -        2
 Investments in unconsolidated
   affiliates..................     -        -      190
 Other assets..................    14        -      106

Held for disposal/abandonment
 Property, plant and equipment.    54      111        -
 Investments in unconsolidated
   affiliates..................     -       21       20
 Net assets of business units..     -       63       47
                                -----    -----    -----
Total asset impairment.........   254      200      373

Restructuring charges

Employee related costs.........    24       55      107
Other charges..................    10       35       96
                                -----    -----    -----
Total unusual impairment and
 other items................... $ 288    $ 290    $ 576
                                =====    =====    =====
  After-tax.................... $ 261    $ 239    $ 527
                                =====    =====    =====
  Per share.................... $0.17    $0.15    $0.33
                                =====    =====    =====
Impairment by segment
                                 1998     1997     1996
-----------------------------------------------------------

Pepsi-Cola North America.......  $ -      $ 52     $  -
Pepsi-Cola International.......   200      110      373
Frito-Lay North America.........   54        8        -
Frito-Lay International........     -       30        -
                                 ----     ----     ----
                                 $254     $200     $373
                                 ====     ====     ====

The 1998 asset impairment and restructuring charges of $288 million are comprised of the following:

o A fourth quarter charge of $218 million for asset impairment of $200 million and restructuring charges of $18 million related to our Russian bottling operations. The economic turmoil in Russia which accompanied the August 1998 devaluation of the ruble had an adverse impact on our operations. Consequently, in our fourth quarter we experienced a significant drop in demand, resulting in lower net sales and increased operating losses. Also, since net bottling sales in Russia are denominated in rubles, whereas a substantial portion of our related costs and expenses are denominated in U.S. dollars, bottling operating margins were further eroded. In response to these conditions, we have reduced our cost structure primarily through closing facilities,
                                      F-12
     renegotiating manufacturing contracts and reducing the number of employees. We also evaluated our long-lived bottling assets for impairment, triggered by the reduction in utilization of assets caused by the lower demand, the adverse change in the business climate and the expected continuation of operating losses and cash deficits in that market. The impairment charge reduced the net book value of the assets to their estimated fair market value, based primarily on amounts recently paid for similar assets in that marketplace. Of the total charge of $218 million, $212 million relates to bottling operations that will be part of The Pepsi Bottling Group, Inc. (see Note 18).

o An impairment charge of $54 million related to manufacturing equipment at Frito-Lay North America. In the fourth quarter, as part of our annual assessment of marketing plans and related capacity requirements at Frito-Lay North America and the development of a program to improve manufacturing productivity, we determined that certain product specific equipment would not be utilized and certain capital projects would be terminated to avoid production redundancies. The charge primarily reflects the write off of the net book value of the equipment and related projects. Disposal or abandonment of these assets will be substantially completed in the first quarter of 1999. See Note 18 for a discussion of future charges related to this program.

o A fourth quarter charge of $16 million for employee related costs resulting from the separation of Pepsi-Cola North America's concentrate and bottling organizations to more effectively serve retail customers in light of the expected conversion of PBG to public ownership (see Note 18). Of this amount, $10 million relates to bottling operations that will be part of PBG.

The employee related costs for 1998 of $24 million primarily include severance and relocation costs for approximately 2,700 employees located in the Russia bottling operations and at Pepsi-Cola North America field locations. Terminations of employees, which were communicated during the fourth quarter of 1998, have either occurred or will generally occur in the first half of 1999. Most amounts have been paid or will be paid in 1999.

In 1997 and 1996, asset impairment and restructuring charges reflected strategic decisions to realign the international bottling system, improve Frito-Lay International operating productivity and exit certain businesses. The impairment of assets to be held and used reflected reductions in forecasted cash flows attributable to increased competitive activity and weakened macro-economic factors in various geographic regions. The restructuring charges were primarily employee related severance which was substantially paid in 1997. The 1997 restructuring charges included proceeds of $87 million associated with a settlement related to a previous Venezuelan bottler agreement, partially offset by related costs.

At year-end 1998, the remaining 1997 and 1996 restructuring charges included in accounts payable and other current liabilities primarily relate to liabilities associated with investments in unconsolidated affiliates for which settlement is expected in 1999.
                                      F-13

Income Tax Benefit
------------------

In 1998 we reported a tax benefit, included in the provision for income taxes, of $494 million (or $0.32 per share) as a result of reaching a final agreement with the Internal Revenue Service to settle substantially all remaining aspects of a tax case relating to our concentrate operations in Puerto Rico.

Note 4 - Discontinued Operations

The restaurants segment was composed of the core restaurant businesses of Pizza Hut, Taco Bell and Kentucky Fried Chicken, PepsiCo Food Systems, a restaurant distribution operation, and several non-core U.S. restaurant businesses. In 1997, we spun off the restaurant businesses to our shareholders as an independent publicly traded company (Distribution). The spin-off was effective as a tax-free Distribution on October 6, 1997 (Distribution Date). Owners of PepsiCo capital stock as of September 19, 1997 received one share of common stock of TRICON Global Restaurants, Inc., the new company, for every ten shares of PepsiCo capital stock. Immediately before the Distribution Date, we received $4.5 billion in cash from TRICON as repayment of certain amounts due and a dividend. PFS and the non-core U.S. restaurant businesses were sold before the Distribution Date resulting in after-tax cash proceeds of approximately $1.0 billion.

Income from discontinued operations:
                                   1997       1996
--------------------------------------------------------------------------------
Net sales..................     $ 8,375   $ 11,441
Costs and expenses.........      (7,704)   (10,935)
PFS gain...................         500          -
Interest expense, net......         (20)       (25)
Provision for income taxes.        (500)      (274)
                                -------   --------
Income from discontinued
 operations................     $   651   $    207
                                =======   ========

The above amounts include costs directly associated with the spin-off but do not include an allocation of our interest or general and administrative expenses.

Note 5 - Income Per Share

We present two income per share measures, basic and assuming dilution, on the face of the Consolidated Statement of Income. "Basic" income per share equals net income divided by weighted average common shares outstanding during the period. Income per share "assuming dilution" equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, such as stock options.

The following reconciles shares outstanding at the beginning of the year to average shares outstanding:

                                     1998     1997     1996
--------------------------------------------------------------------------------
Shares outstanding at beginning
  of year........................   1,502    1,545    1,576
Weighted average shares issued
  during the year for exercise of
  stock options..................      18       14       13
Weighted average shares
  repurchased....................     (40)     (31)     (25)
                                    -----    -----    -----
Average shares outstanding -
  basic........................     1,480    1,528    1,564
Effect of dilutive securities
  Dilutive shares contingently
  issuable upon the exercise of
  stock options..................     144      151      169
  Shares assumed to have been
  purchased for treasury with
  assumed proceeds from the
  exercise of stock options......    (105)    (109)    (127)
                                    -----    -----    -----
Average shares outstanding -
  assuming dilution..............   1,519    1,570    1,606
                                    =====    =====    =====

Note 6 - Inventories

                                     1998     1997
-------------------------------------------------------------------------------
Raw materials and supplies.......  $  506     $398
Work-in-process..................      70        2
Finished goods...................     440      332
                                   ------     ----
                                   $1,016     $732
                                   ======     ====

The cost of 36% of 1998 inventories and 43% of 1997 inventories was computed using the last-in, first-out method.


Note 7 - Property, Plant and Equipment, net

                                    1998      1997
-------------------------------------------------------------------------------
Land.............................$   460   $   365
Buildings and improvements.......  3,114     2,623
Machinery and equipment..........  8,806     7,513
Construction in progress.........    730       793
                                 -------   -------
                                  13,110    11,294
Accumulated depreciation......... (5,792)   (5,033)
                                 -------   -------
                                 $ 7,318   $ 6,261
                                 =======   =======

Note 8 - Intangible Assets, net

                                                1998          1997
--------------------------------------------------------------------------------
Goodwill.................................    $ 5,131       $ 2,298
Reacquired franchise rights..............      3,118         2,860
Trademarks and other identifiable
 intangibles.............................        747           697
                                             -------       -------
                                             $ 8,996       $ 5,855
                                             =======       =======

Identifiable intangible assets possess economic value but lack physical substance. These assets primarily arise from the allocation of purchase prices of businesses acquired. Amounts assigned to such identifiable intangibles are based on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets (see
Note 2).

The above amounts are presented net of accumulated amortization of $1.9 billion at year-end 1998 and $1.7 billion at year-end 1997.

Note 9 - Accounts Payable and Other Current Liabilities

                                                1998          1997
--------------------------------------------------------------------------------
Accounts payable.........................    $ 1,180       $ 1,047
Accrued compensation and benefits........        676           640
Accrued selling and marketing............        596           485
Other current liabilities................      1,418         1,445
                                             -------       --------
                                             $ 3,870       $ 3,617
                                             =======       =======

Note 10 - Short-Term Borrowings and Long-Term Debt

                                                1998          1997
--------------------------------------------------------------------------------
Short-Term Borrowings
Commercial paper (5.3%)..................    $ 1,901       $     -
Current maturities of long-term debt.....      1,075         1,819
Notes (5.2% and 5.7%)....................      2,076            80
Other borrowings (7.4% and 7.4%).........        519           222
Amount reclassified to long-term debt....     (1,650)       (2,121)
                                             -------       -------
                                             $ 3,921       $     -
                                             =======       =======

Long-Term Debt
Short-term borrowings, reclassified......    $ 1,650       $ 2,121
Notes due 1999-2013 (5.8% and 6.4%)......      1,693         3,063
Various foreign currency debt,
 due 1999-2001 (5.3% and 5.2%) ..........        956           809
Zero coupon notes, $1.0 billion
 due 1999-2012 (10.1% and 10.5%) ........        504           480
Other, due 1999-2014 (6.8% and 7.2%).....        300           292
                                             -------       -------
                                               5,103         6,765
Less current maturities of long-term debt     (1,075)       (1,819)
                                             -------       -------
                                             $ 4,028       $ 4,946
                                             =======       =======

The interest rates in the above table include the effects of associated interest rate and currency swaps at year-end 1998 and 1997. Also, see Note 11 for a discussion of our use of interest rate and currency swaps, our management of the inherent credit risk and fair value information related to debt and interest rate and currency swaps.

Interest Rate Swaps
-------------------

The following table indicates the notional amount and weighted average interest rates, by category, of interest rate swaps outstanding at year-end 1998 and 1997. The weighted average variable interest rates that we pay, which are primarily linked to either commercial paper or LIBOR rates, are based on rates as of the respective balance sheet date and are subject to change. The terms of the interest rate swaps match the terms of the debt they modify. The swaps terminate at various dates through 2013.

                                           1998         1997
-------------------------------------------------------------------------------
Receive fixed-pay variable
     Notional amount...................  $1,855       $2,584
     Weighted average receive rate.....     6.1%         6.8%
     Weighted average pay rate.........     5.3%         5.8%

Receive variable-pay variable
     Notional amount...................  $    -       $  250
     Weighted average receive rate.....       -          5.7%
     Weighted average pay rate.........       -          5.8%

Receive variable-pay fixed
     Notional amount...................  $    -       $  215
     Weighted average receive rate.....       -          5.9%
     Weighted average pay rate.........       -          8.2%

At year-end 1998, approximately 83% of total debt was exposed to variable interest rates, compared to 77% in 1997. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Currency Swaps
--------------

We enter into currency swaps to hedge our currency exposure on certain non-U.S. dollar denominated debt. At year-end 1998, the aggregate carrying amount of the debt was $678 million and the net receivables and payables under related currency swaps were $1 million and $70 million, respectively, resulting in a net effective U.S. dollar liability of $747 million with a weighted average interest rate of 5.3%, including the effects of related interest rate swaps. At year-end 1997, the carrying amount of this debt aggregated $629 million and the net payables under related currency swaps aggregated $104 million, resulting in an effective U.S. dollar liability of $733 million with a weighted average interest rate of 5.8%, including the effects of related interest rate swaps.

Revolving Credit Facilities
---------------------------

We increased our 1998 unused revolving credit facility by $2.0 billion to $4.75 billion from $2.75 billion at year-end 1997. These unused credit facilities exist largely to support the issuances of short-term borrowings and are available for general corporate purposes. The 1998 facilities are composed of $3.1 billion expiring March 1999 and $1.65 billion expiring March 2003.

Short-term borrowings of $1.65 billion at year-end 1998 and $2.1 billion at year-end 1997 were reclassified as long-term debt. This reflects our intent and ability, through the existence of the unused credit facilities, to refinance these borrowings.

Long-term debt outstanding at December 26, 1998 matures as follows during the next five years:


                       1999    2000    2001    2002   2003
     -----------------------------------------------------
     Maturities      $1,075    $716    $323    $ 36   $284

Note 11 - Financial Instruments

Derivative Instruments
----------------------

Our policy prohibits the use of derivative instruments for speculative purposes and we have procedures in place to monitor and control their use. The following discussion excludes future contracts to hedge immaterial amounts of our commodity purchases.

Our use of derivative instruments is primarily limited to interest rate and currency swaps, which are used to reduce borrowing costs by effectively modifying the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is fully offset by the opposite market impact on the related debt. Our credit risk related to interest rate and currency swaps is considered low because such swaps are entered into only with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. Further, there is no concentration with counterparties. See Note 10 for the notional amounts, related interest rates and maturities of the interest rate and currency swaps. See Management's Discussion and Analysis - Market Risk beginning on page 12.

Fair Value
----------

Carrying amounts and fair values of our financial instruments:


                                    1998               1997
-------------------------------------------------------------------------------
                                Carrying Fair      CarryingFair
                                Amount   Value     Amount  Value
                                ------   -----     ------  -----

Assets
 Cash and cash equivalents.     $  311   $  311    $1,928  $1,928
 Short-term investments....     $   83   $   83    $  955  $  955
 Other assets (noncurrent
  investments) ............     $    5   $    5    $   15  $   15

Liabilities
 Debt
  Short-term borrowings and
   long-term debt, net of
   capital leases .........     $7,934   $8,192    $4,909  $5,124
  Debt-related derivative
  instruments
   Open contracts in asset
   position................         (6)     (20)      (28)    (22)
   Open contracts in
   liability position......         72       57       107     109
                                ------   ------    ------  ------
    Net debt...............     $8,000   $8,229    $4,988  $5,211
                                ======   ======    ======  ======

The above carrying amounts are included in the Consolidated Balance Sheet under the indicated captions, except for debt-related derivative instruments (interest rate and currency swaps), which are included in the appropriate current or noncurrent asset or liability caption. Short-term investments consist primarily of debt securities and have been classified as held-to-maturity. Noncurrent investments mature at various dates through 2000.

Because of the short maturity of cash equivalents and short-term investments, the carrying amounts approximate fair value. The fair value of noncurrent investments is based upon market quotes. The fair value of debt and debt-related derivative instruments was estimated using market quotes and calculations based on market rates.

Note 12 - Income Taxes

U.S. and foreign income from continuing operations before income taxes:

                               1998      1997     1996
--------------------------------------------------------------------------------
U.S........................  $1,629    $1,731   $1,630
Foreign....................     634       578      (64)
                             ------    ------   ------
                             $2,263    $2,309   $1,566
                             ======    ======   ======

Provision for income taxes on income from continuing operations:

                                    1998     1997      1996
--------------------------------------------------------------------------------
Current: Federal..........         $(193)    $598      $254
         Foreign..........           267      110       138
         State............            46       59        72
                                   -----     ----      ----
                                     120      767       464
                                   -----     ----      ----
Deferred:Federal..........           136       23       204
         Foreign..........             4       15       (41)
         State............            10       13        (3)
                                   -----     ----      ----
                                     150       51       160
                                   -----     ----      ----
                                   $ 270     $818      $624
                                   =====     ====      ====

Reconciliation of the U.S. Federal statutory tax rate to our effective tax rate on continuing operations:

                                   1998      1997      1996
--------------------------------------------------------------------------------
U.S. Federal statutory tax rate    35.0%     35.0%     35.0%
State income tax, net of Federal
  tax benefit..................     1.6       2.0       2.9
Effect of lower taxes
 on foreign results............    (3.0)     (5.5)     (4.4)
Settlement of prior years'
 audit issues..................    (5.7)     (1.7)     (2.9)
Puerto Rico settlement.........   (21.8)        -         -
Effect of unusual impairment
 and other items...............     3.4       2.2       9.7
Other, net.....................     2.4       3.4      (0.5)
                                   ----      ----      ----
Effective tax rate on continuing
 operations....................    11.9%     35.4%     39.8%
                                   ====      ====      ====

In 1998, we reached final agreement with the IRS to settle substantially all remaining aspects of a tax case related to our concentrate operations in Puerto Rico. As a result, we recognized a tax benefit totaling $494 million (or $0.32 per share) which reduced our 1998 provision for income taxes.

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. We record the tax effect of these temporary differences as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that we have taken a tax deduction for, but have not yet recorded in the income statement.

Deferred tax liabilities (assets):

                                       1998         1997
--------------------------------------------------------------------------------
Intangible assets other than
   nondeductible goodwill.......    $ 1,444      $ 1,363
Property, plant and equipment...        665          500
Safe harbor leases..............        109          115
Zero coupon notes...............         79           84
Other...........................        473          335
                                    -------      -------
Gross deferred tax liabilities..      2,770        2,397
                                    -------      -------

Net operating loss carryforwards       (562)        (520)
Postretirement benefits.........       (246)        (247)
Various current liabilities
 and other......................       (702)        (510)
                                    -------      -------
Gross deferred tax assets.......     (1,510)      (1,277)
Deferred tax assets
 valuation allowance............        571          458
                                    -------      -------
Net deferred tax assets.........       (939)        (819)
                                    -------      -------

Net deferred tax liabilities....    $ 1,831      $ 1,578
                                    =======      =======

Included in:
  Prepaid expenses, deferred income
   taxes and other current assets   $  (172)    $  (119)
  Deferred income taxes.........      2,003        1,697
                                    -------      -------
                                    $ 1,831      $ 1,578
                                    =======      =======

Deferred tax liabilities are not recognized for temporary differences related to investments in foreign subsidiaries and in unconsolidated foreign affiliates that are essentially permanent in duration. It would not be practicable to determine the amount of any such deferred tax liabilities.

Net operating losses of $2.7 billion at year-end 1998 were carried forward and are available to reduce future taxable income of certain subsidiaries in a number of foreign and state jurisdictions. These net operating losses will expire as follows: $96 million in 1999, $2.4 billion between 2000 and 2012, while $201 million may be carried forward indefinitely.

Note 13 - Employee Stock Options

Stock options have been granted to employees under three different incentive plans:
o the SharePower Stock Option Plan (SharePower),
o the  Long-Term  Incentive  Plan (LTIP) and
o the Stock Option  Incentive  Plan (SOIP).

SharePower
----------

SharePower stock options are granted to essentially all full-time employees. SharePower options have a 10 year term. Prior to 1998, the number of options granted was based on each employee's annual earnings and generally became exercisable ratably over 5 years. In 1998, the number of SharePower options granted was based on earnings and tenure and generally become exercisable after 3 years.

SOIP and LTIP Prior to 1998
---------------------------

Prior to 1998, SOIP options were granted to middle management employees and were exercisable after 1 year. LTIP options were granted to senior management employees and were generally exercisable after 4 years. Both SOIP and LTIP options have 10 year terms. Certain LTIP options could be exchanged by employees for a specified number of performance share units (PSUs) within 60 days of the grant date. The value of a PSU was fixed at the stock price at the grant date and the PSU was payable 4 years from the grant date, contingent upon attainment of prescribed performance goals. At year-end 1998, 1997 and 1996, there were 84,000, 801,000 and 763,000 PSUs outstanding, respectively. Payment of PSUs is made in cash and/or stock as approved by the Compensation Committee of our Board of Directors. Amounts expensed in continuing operations for PSUs were $1 million in 1998 and $4 million in both 1997 and 1996.

SOIP and LTIP in 1998
---------------------

Beginning in 1998, all executive (including middle management) awards are made under the LTIP. Under the LTIP, an executive receives an award based on a multiple of base salary. Two-thirds of the award consists of stock options with an exercise price equal to the stock price at the date of the award. These options become exercisable at the end of 3 years and have a 10 year term.

At the executive's discretion at the date of the award, the remaining one-third of the award will be granted in stock options at the end of 3 years or paid in cash at the end of 3 years. The number of options granted or the cash payment, if any, will depend on the attainment of prescribed performance goals over the 3 year period. If the executive chooses stock options, they are granted with an exercise price equal to the stock price at the date of the grant, vest immediately and have a 10 year term. If the executive chooses a cash payment, one dollar of cash will be received for every four dollars of the award. Amounts expensed for expected cash payments were $7 million in 1998. At year-end 1998, 162 million shares were available for grants under the LTIP.

Stock option activity:

(Options in thousands)    1998              1997             1996
--------------------------------------------------------------------------------
                              Weighted         Weighted           Weighted
                              Average          Average            Average
                              Exercise         Exercise           Exercise
                    Options   Price    Options  Price    Options   Price
                    -------   -------- -------  -----    -------   -----
Outstanding at
 beginning of year  146,329   $18.95  177,217  $20.22   160,662   $16.10
  Granted.........   34,906    36.33    3,457   31.54    51,305    31.19
  Exercised.......  (28,076)   15.31  (25,504)  15.77   (22,687)   14.19
  Surrendered
   for PSUs.......      (24)   37.46      (15)  37.68      (431)   29.91
  Forfeited.......   (6,144)   28.83   (7,819)  24.89   (11,632)   23.13
  Spin-off related:
   Conversion to
    TRICON
    options(a)....        -        -  (13,267)  25.75         -        -
   PepsiCo modifi-
    cation(b).....        -        -   12,260       -         -        -
                    -------           -------           -------
Outstanding at end
 of year..........  146,991    23.28  146,329   18.95   177,217    20.22
                    =======           =======           =======

Exercisable at
 end of year......   82,692    16.74   81,447   15.39    80,482    14.92
                    =======           =======           =======
--------------------------------------------------------------------------------
Weighted average
 fair value of
 options granted
 during the year..            $ 9.82           $10.55             $ 8.89
--------------------------------------------------------------------------------

(a) Effective on the date of the TRICON spin-off, unvested PepsiCo capital stock options held by TRICON employees were converted to TRICON stock options.
(b) Immediately following the spin-off, the number of options were increased and exercise prices were decreased (the "modification") to preserve the economic value of those options that existed just prior to the spin-off for the holders of PepsiCo capital stock options.

Stock options outstanding and exercisable at December 26, 1998:

                     Options Outstanding          Options Exercisable
                  ---------------------------     -------------------
                         Weighted
                         Average      Weighted             Weighted
                         Remaining    Average              Average
Range of                 Contractual  Exercise             Exercise
Exercise Price   Options Life         Price      Options   Price
--------------   ------- -----------  --------   -------   ----------
$ 4.25 to $ 9.84  11,469   1.39 yrs.  $ 7.43       11,449   $ 7.45
$11.12 to $23.78  69,021   4.49        16.87       63,449    16.70
$26.04 to $41.50  66,501   8.27        32.80        7,794    30.53
                 -------                           ------
                 146,991   5.85        23.28       82,692    16.74
                 =======                           ======

Pro forma income and pro forma income per share, as if we had recorded compensation expense based on fair value for stock-based awards:

                                      1998     1997    1996
--------------------------------------------------------------------------------
Reported
Income
 Continuing operations..........    $1,993   $1,491   $  942
 Discontinued operations........         -      651      207
                                    ------   ------   ------
 Net income.....................    $1,993   $2,142   $1,149
                                    ======   ======   ======
Income per share
 Continuing operations..........    $ 1.31   $ 0.95   $ 0.59
 Discontinued operations........         -     0.41     0.13
                                    ------   ------   ------
 Net income                         $ 1.31   $ 1.36   $ 0.72
                                    ======   ======   ======

Pro Forma
Income
 Continuing operations..........    $1,888   $1,390   $  893
 Discontinued operations........         -      635      188
                                    ------   ------   ------
 Net income.....................    $1,888   $2,025   $1,081
                                    ======   ======   ======
Income per share
 Continuing operations..........    $ 1.24   $ 0.89   $ 0.55
 Discontinued operations........         -     0.40     0.12
                                    ------   ------   ------
 Net income                         $ 1.24   $ 1.29   $ 0.67
                                    ======   ======   ======
--------------------------------------------------------------------------------

Without the effect of pro forma costs related to the modification of outstanding options arising from the TRICON spin-off, pro forma income from continuing operations is $1,899 million or $1.25 per share in 1998 and $1,436 million or $0.92 per share in 1997.

The pro forma amounts disclosed above are not fully representative of the effects of stock-based awards because, except for the impact resulting from the TRICON modification, the amounts exclude the pro forma cost related to the unvested stock options granted before 1995.

The fair value of the options granted (including the modification) is estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                      1998     1997      1996
--------------------------------------------------------------------------------


Risk free interest rate.........       4.7%     5.8%      6.0%
Expected life...................     5 years  3 years   6 years
Expected volatility.............        23%      20%       20%
Expected dividend yield.........      1.14%    1.32%      1.5%
--------------------------------------------------------------------------------

Note 14 - Pension and Postretirement Benefits

In 1998, we adopted the revised disclosure requirements of Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 standardized the disclosures of pensions and other postretirement benefits into a combined format but did not change the accounting for these benefits. Prior years' information has been reclassified to conform to the 1998 disclosure format.

Pension Benefits
----------------

Our pension plans cover substantially all full-time U.S. employees and certain international employees. Benefits depend on years of service and earnings or are based on stated amounts for each year of service.

Postretirement Benefits
-----------------------

Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.

Components of net periodic benefit cost:

                                       1998        1997     1996
--------------------------------------------------------------------
                                                  Pension
                                      ------------------------------
Service cost........................  $  95       $  82    $  74
Interest cost.......................    136         123      111
Expected return on plan assets......   (169)       (148)    (136)
Amortization of transition asset....     (9)        (14)     (14)
Amortization of prior service
 amendments.........................     12          11       10
Amortization of net loss............      5           4        2
                                      -----       -----    -----
Net periodic benefit cost...........  $  70       $  58    $  47
Settlement loss/(gain)..............      9          (4)       -
Special termination benefits              4           8        -
                                      -----       -----    -----
Net periodic benefit cost including
 settlements and special
 termination benefits...............  $  83       $  62    $  47
                                      =====       =====    =====

Components of net periodic benefit cost:

                                       1998       1997      1996
---------------------------------------------------------------------
                                               Postretirement
                                       ------------------------------
Service cost........................  $  16      $  12     $  12
Interest cost.......................     39         40        43
Amortization of prior service
 amendments.........................    (18)       (18)      (18)
Amortization of net (gain)/loss.....     (2)         -         2
                                      -----      -----     -----
Net periodic benefit cost...........  $  35      $  34     $  39
Special termination benefits........      1          -         -
                                      -----      -----     -----
Net periodic benefit cost including
 special termination benefits.......  $  36      $  34     $  39
                                      =====      =====     =====

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Change in the benefit obligation:
                                       1998     1997   1998     1997
---------------------------------------------------------------------
                                           Pension    Postretirement


Obligation at beginning of year.... $ 1,928   $1,672  $ 528    $ 525
Service cost.......................      95       82     16       12
Interest cost......................     136      123     39       40
Plan amendments....................       5       11      -        -
Participant contributions..........       4        3      -        -
Actuarial loss/(gain)..............     229      153     56      (13)
Acquisitions/(divestitures)........     236      (16)    42       (5)
Benefit payments...................    (149)     (99)   (38)     (31)
Curtailment gain...................      (1)      (1)     -        -
Special termination benefits.......       4        8      1        -
Foreign currency adjustment........      (8)      (8)     -        -
                                     -------   ------  -----    -----
Obligation at end of year..........  $ 2,479   $1,928  $ 644    $ 528
                                     =======   ======  =====    =====

Change in the fair value of plan assets:
                                       1998     1997   1998     1997
---------------------------------------------------------------------
                                           Pension    Postretirement
                                    ---------------------------------
Fair value at beginning ofyear....  $ 1,997   $1,638  $   -    $   -
Actual return on plan assets......      (71)     439      -        -
Acquisitions/(divestitures).......      240       (5)     -        -
Employer contributions............       31       29     38       31
Participant contributions.........        4        3      -        -
Benefit payments..................     (149)     (99)   (38)     (31)
Foreign currency adjustment.......       (7)      (8)     -        -
                                     ------   ------   ----    -----
Fair value at end of year.........  $ 2,045   $1,997  $   -    $   -
                                    =======   ======  =====    =====

Selected information for plans with accumulated benefit obligation in excess of plan assets:
                                       1998     1997   1998     1997
---------------------------------------------------------------------
                                           Pension    Postretirement
                                    ---------------------------------
Projected benefit obligation...     $(1,960)  $ (161) $(644)   $(528)
Accumulated benefit obligation..    $(1,661)  $  (83) $(644)   $(528)
Fair value of plan assets.......    $ 1,498   $   14  $   -    $   -

Funded status as recognized on the Consolidated Balance Sheet:

                                       1998     1997   1998     1997
---------------------------------------------------------------------
                                           Pension    Postretirement
                                    ---------------------------------
Funded status at end of year......  $  (434)  $   69  $(644)   $(528)
Unrecognized prior service cost...       76       83    (69)     (87)
Unrecognized loss/(gain)..........      338     (122)    29      (29)
Unrecognized transition asset.....       (7)     (16)     -        -
                                    --------  ------  -----    -----
Net amounts recognized............  $   (27)  $   14  $(684)   $(644)
                                    =======   ======  =====    =====

Net amounts as recognized in the Consolidated Balance Sheet:

                                       1998     1997   1998    1997

---------------------------------------------------------------------
                                           Pension    Postretirement
                                      -------------------------------
Prepaid benefit cost................. $ 116    $ 137   $   -  $   -
Accrued benefit liability............  (210)    (123)   (684)  (644)
Intangible assets....................    36        -       -      -
Accumulated other comprehensive income   31        -       -      -
                                      -----    -----   -----  -----
Net amounts recognized............... $ (27)   $  14   $(684) $(644)
                                      =====    =====   =====  =====

Weighted-average assumptions at end of year:

                                       1998     1997   1996
--------------------------------------------------------------
                                               Pension
                                       -----------------------
Discount rate for benefit obligation    6.8%     7.3%   7.8%
Expected return on plan assets.......  10.2%    10.3%  10.3%
Rate of compensation increase........   4.7%     4.8%   4.8%

The discount rate assumptions used to compute the postretirement benefit obligation at year-end were 6.9% in 1998 and 7.4% in 1997.

Components of Pension Assets

The pension plan assets are principally stocks and bonds. The U.S. plan held approximately 10.1 million shares of PepsiCo capital stock with a fair value of $298 million in 1998 and 11.7 million shares with a fair value of $436 million in 1997. The plan received dividends on PepsiCo capital stock of $6 million in both 1998 and 1997. To maintain diversification, 1.6 million shares of PepsiCo capital stock were sold in 1998 and .5 million shares were sold in 1997.

Health Care Cost Trend Rates

An average increase of 6.7% in the cost of covered postretirement medical benefits is assumed for 1999 for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.5% in 2005 and thereafter.

An average increase of 6.5% in the cost of covered postretirement medical benefits is assumed for 1999 for employees who retired after cost sharing was introduced. This average increase is then projected to decline gradually to zero in 2005 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point change in assumed health care costs would have the following effects:

                                                      1% Increase 1% Decrease
                                                      ----------- -----------
Effect on total of 1998 service and interest
  cost components............................          $    2     $  (2)
Effect on the 1998 accumulated postretirement
  benefit obligation.........................          $   30     $ (28)

Note 15 - Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Contingent liabilities primarily reflect guarantees to support financial arrangements of certain unconsolidated affiliates. We believe that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on our annual results of operations, financial condition or liquidity.

Note 16 - Business Segments

In 1998, we adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Business Enterprise and Related Information, which is generally based on our 1998 management reporting. The prior years' segment information presented in this footnote has been restated to present our five reportable segments as follows:

o    Pepsi-Cola
       - North America
       - International
o    Frito-Lay
       - North America
       - International
o    Tropicana

The North American segments include the United States and Canada. The Tropicana segment includes its worldwide results. In contemplation of the proposed separation from PepsiCo of our bottling operations (see Note 18), we completed a reorganization of our Pepsi-Cola businesses in 1999. Our 1998 financial statements do not reflect the reorganization.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. All intersegment net sales and expenses are immaterial and have been eliminated in computing net sales and operating profit.

Pepsi-Cola North America
------------------------
Pepsi-Cola North America markets and distributes its Pepsi-Cola, Diet Pepsi, Mountain Dew and other brands. PCNA manufactures concentrates of its brands for sale to franchised bottlers. PCNA operates bottling plants and distribution facilities for the production and distribution of company-owned and licensed brands. PCNA also manufactures and distributes ready-to-drink Lipton tea products through a joint venture and processes and distributes Aquafina bottled water.

Investments in unconsolidated affiliates are primarily in franchised bottling and distribution operations.

Pepsi-Cola International
------------------------
Pepsi-Cola International markets and distributes its Pepsi-Cola, Diet Pepsi, Mountain Dew, 7UP, Diet 7UP, Mirinda, Pepsi Max and other brands internationally. PCI manufactures concentrates of its brands for sale to franchised bottlers. PCI operates bottling plants and distribution facilities in various international markets for the production and distribution of company-owned and licensed brands.

Principal international markets include Argentina, Brazil, China, India, Mexico, the Philippines, Saudi Arabia, Spain, Thailand and the United Kingdom. Investments in unconsolidated affiliates are primarily in franchised bottling and distribution operations.

Frito-Lay North America
-----------------------
Frito-Lay North America primarily markets, manufactures and distributes salty snacks. Products manufactured and distributed in North America include Lay's and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips, Cheetos brand cheese flavored snacks, Rold Gold brand pretzels, and a variety of dips and salsas. Low-fat and no-fat versions of several core brands are also manufactured and distributed in North America.

Frito-Lay International
-----------------------
Frito-Lay International markets, manufactures and distributes salty and sweet snacks. Products include Walkers brand snack foods in the United Kingdom, Sabritas brand snack foods in Mexico, and Alegro and Gamesa brand sweet snacks in Mexico. Many of our U.S. brands have been introduced internationally such as Lay's and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips and Cheetos brand cheese flavored snacks.

Principal international snack markets include Australia, Brazil, Mexico, the Netherlands, South Africa, Spain and the United Kingdom.

Tropicana
---------
Tropicana markets, produces and distributes its juices worldwide. Products include Tropicana Pure Premium, Season's Best, Dole, Tropicana Pure Tropics and Tropicana Twister brand juices primarily sold in the United States and many in Canada and brands such as Fruvita, Hitchcock, Looza and Copella available in Europe.

Principal  international markets include Belgium,  Canada, France and the United
Kingdom.   The  investment  in  unconsolidated   affiliates  is  a  distribution
operation.

Impairment and Other Items Affecting Comparability
--------------------------------------------------

Effects on segments of impairment and other items are as follows:

                                 1998   1997    1996
                                 ----   ----    ----
Pepsi-Cola
- North America.............     $ 16   $ 52    $  -
- International.............      218    154     576
Frito-Lay
- North America.............       54     22       -
- International.............        -     62       -
                                 ----   ----    ----
Combined Segments........        $288   $290    $576
                                 ====   ====    ====

See Note 3 for details on the above unusual impairment and other items.

BUSINESS SEGMENTS                                 (page 1 of 3)

                                1998       1997      1996
----------------------------------------------------------------
                                        Net Sales
                              ---------------------------
Pepsi-Cola
- North America............   $ 8,266   $ 7,899   $ 7,788
- International............     2,385     2,642     2,799
Frito-Lay
- North America............     7,474     6,967     6,628
- International............     3,501     3,409     3,122
Tropicana                         722         -         -
                              -------   -------   -------
                              $22,348   $20,917   $20,337
                              =======   =======   =======
---------------------------------------------------------------------
                                     Operating Profit        (a)
                              ---------------------------
Pepsi-Cola
- North America............   $ 1,211   $ 1,274   $ 1,428
- International............      (219)     (144)     (846)
Frito-Lay
- North America............     1,424     1,388     1,286
- International............       367       318       346
Tropicana                          40         -         -
                              -------   -------   -------
Combined Segments..........     2,823     2,836     2,214
Corporate (b)..............      (239)     (174)     (174)
                              -------   -------   -------
                              $ 2,584   $ 2,662   $ 2,040
                              =======   =======   =======
---------------------------------------------------------------------
                                        Total Assets
                              ---------------------------
Pepsi-Cola
- North America............   $ 8,269   $ 7,562   $ 7,199
- International............     2,536     3,134     3,487
Frito-Lay
- North America............     3,915     3,650     3,116
- International............     4,039     3,583     3,418
Tropicana..................     3,661         -         -
Corporate (c)............         240     2,172       490
Net Assets of Discontinued
 Operations..............           -         -     4,450
                              -------   -------   -------
                              $22,660   $20,101   $22,160
                              =======   =======   =======
---------------------------------------------------------------------
                             Amortization of Intangible Assets
                             ---------------------------------
Pepsi-Cola
- North America............   $   136   $   141   $   143
- International............        14        14        22
Frito-Lay
- North America............         7         6         5
- International............        43        38        36
Tropicana                          22         -         -
                              -------   -------   -------
                              $   222   $   199   $   206
                              =======   =======   =======
---------------------------------------------------------------------

(a)  Includes    Impairment    and   Other   Items    Affecting Comparability on
     page F-30.
(b) Includes unallocated corporate headquarters expenses and costs of centrally managed insurance programs, minority interests and foreign exchange translation and transaction gains and losses.
(c) Corporate assets consist principally of cash and cash equivalents, short-term investments primarily held outside the U.S. and property and equipment.

BUSINESS SEGMENTS (page 2 of 3)

                                1998       1997      1996
-----------------------------------------------------------------
                      Depreciation and Other Amortization Expense
                      -------------------------------------------
Pepsi-Cola
- North America............    $  369    $  337    $  323
- International............       140       166       191
Frito-Lay
- North America............       326       285       243
- International............       142       112       103
Tropicana..................        27         -         -
Corporate..................         8         7         7
                               ------    ------    ------
                               $1,012    $  907    $  867
                               ======    ======    ======
---------------------------------------------------------------------
                              Significant Other Noncash Items (d)
                              -------------------------------
Pepsi-Cola
- North America............    $    -    $   52    $    -
- International............       200       119       366
Frito-Lay
- North America............        54         9         -
- International............         -        53         -
                               ------    ------    ------
                               $  254    $  233    $  366
                               ======    ======    ======
---------------------------------------------------------------------
                                     Capital Spending
                               ------------------------------
Pepsi-Cola
- North America............    $  472    $  430    $  399
- International............       138       188       249
Frito-Lay
- North America............       402       622       760
- International............       314       251       213
Tropicana..................        50         -         -
Corporate................          29        15         9
                               ------    ------    ------
                               $1,405    $1,506    $1,630
                               ======    ======    ======
---------------------------------------------------------------------
                                      Investments in
                                Unconsolidated Affiliates
                               ------------------------------
Pepsi-Cola
- North America............    $  326    $  340    $  308
- International............       685       605       562
Frito-Lay
- North America............         -         -         3
- International............       341       234       252
Tropicana..................        22         -         -
Corporate..................        22        22        22
                               ------    ------    ------
                               $1,396    $1,201    $1,147
                               ======    ======    ======
---------------------------------------------------------------------

(d)  Represents the noncash portion of unusual  impairment and other items.  See
     Note 3.

BUSINESS SEGMENTS                                 (page 3 of 3)

                                1998       1997      1996
--------------------------------------------------------------------
                                Equity Income/(Loss) from
                               Unconsolidated Affiliates (e)
                             -------------------------------
Pepsi-Cola
- North America............   $    50   $    41   $    32
- International............       (21)       (4)     (341)
Frito-Lay
- North America............         -        (3)        -
- International............        (5)       50        35
Tropicana..................         1         -         -
                              -------   -------   -------
                              $    25   $    84   $  (274)
                              =======   =======   =======
---------------------------------------------------------------------


GEOGRAPHIC AREAS                 1998      1997      1996
---------------------------------------------------------------------
                                         Net Sales
                              ---------------------------
United States............     $15,381   $13,878   $13,408
International............       6,967     7,039     6,929
                              -------   -------   -------
Combined Segments........     $22,348   $20,917   $20,337
                              =======   =======   =======
---------------------------------------------------------------------

                                    Long-Lived Assets    (f)
                             -------------------------------
United States............     $12,948   $ 9,466   $ 9,271
International............       4,762     3,851     3,998
                              -------   -------   -------
Combined Segments........     $17,710   $13,317   $13,269
                              =======   =======   =======
---------------------------------------------------------------------

(e) Includes unusual charges of $256 million in 1996 in PCI related to the write down of our investment in Buenos Aires Embotelladora S.A. and our share of the unusual charges recorded by BAESA. In 1997, FLI included a gain of $22 million related to the sale of a non-core investment.
(f) Represents Property, Plant and Equipment, net, Intangible Assets, net and Investments in Unconsolidated Affiliates.

Note 17 - Selected Quarterly Financial Data

($ in millions except per share amounts, unaudited)   (page 1 of 3)

                                                  First Quarter
                                                    (12 Weeks)
                                                1998         1997
--------------------------------------------------------------------------------
Net sales................................  $   4,353        4,213
Gross profit.............................  $   2,603        2,492
Unusual impairment and other
 items - (gain) (b)......................  $       -          (22)
Operating profit.........................  $     590          581
Income from continuing operations........  $     377          318
Income from discontinued operations (d)..  $       -          109
Net income...............................  $     377          427
Net income per share - basic
  Continuing operations..................  $    0.25         0.21
  Discontinued operations................  $       -         0.07
  Net income.............................  $    0.25         0.28
Net income per share - assuming dilution
  Continuing operations..................  $    0.24         0.20
  Discontinued operations................  $       -         0.07
  Net income.............................  $    0.24         0.27
Cash dividends declared per share........  $   0.125        0.115
Stock price per share (e)
  High...................................  $ 43 9/16     34 55/64
  Low....................................  $  34 7/8       29 1/8
  Close..................................  $      43       32 1/2
--------------------------------------------------------------------------------
                                                  Second Quarter
                                                   (12 Weeks)
                                                1998         1997
--------------------------------------------------------------------------------
Net sales................................  $   5,258        5,086
Gross profit.............................  $   3,110        3,017
Unusual impairment and other
 items - loss (b)........................  $       -          326
Operating profit.........................  $     778          436
Income from continuing operations........  $     494          176
Income from discontinued operations (d)..  $       -          480
Net income ..............................  $     494          656
Net income per share - basic
  Continuing operations..................  $    0.33         0.11
  Discontinued operations................  $       -         0.31
  Net income.............................  $    0.33         0.42
Net income per share - assuming dilution
  Continuing operations..................  $    0.33         0.11
  Discontinued operations................  $       -         0.31
  Net income.............................  $    0.33         0.42
Cash dividends declared per share........  $    0.13        0.125
Stock price per share (e)
  High...................................  $44 11/16           39
  Low...................................   $  37 5/8       31 1/4
  Close..................................  $40 11/16           39
---------------------------------------------------------------------------

($ in millions except per share amounts, unaudited)   (page 2 of 3)

                                                    Third Quarter
                                                     (12 Weeks)
                                                  1998        1997
--------------------------------------------------------------------------------
Net sales................................    $   5,544       5,362
Gross profit.............................    $   3,261       3,183
Operating profit.........................    $     889         929
Income from continuing operations (c)....    $     761         551
Income from discontinued operations (d)..    $       -         107
Net income ..............................    $     761         658
Net income per share - basic
  Continuing operations..................    $    0.52        0.36
  Discontinued operations................    $       -        0.07
  Net income.............................    $    0.52        0.43
Net income per share - assuming dilution
  Continuing operations..................    $    0.50        0.35
  Discontinued operations................    $       -        0.07
  Net income.............................    $    0.50        0.42
Cash dividends declared per share........    $    0.13       0.125
Stock price per share (e)
  High...................................    $  43 5/8    39 11/16
  Low....................................    $27 11/16      35 1/2
  Close..................................    $ 30 5/16      37 5/8
--------------------------------------------------------------------------------
                                                  Fourth Quarter(a)
                                                     (16 Weeks)
                                                  1998        1997
--------------------------------------------------------------------------------
Net sales................................    $   7,193       6,256
Gross profit.............................    $   4,044       3,700
Unusual impairment and other
 items - loss/(gain) (b).................    $     288         (14)
Operating profit.........................    $     327         716
Income from continuing operations (c)....    $     361         446
Income (loss) from discontinued operations(d)$       -         (45)
Net income ..............................    $     361         401
Net income (loss) per share - basic
  Continuing operations..................    $    0.25        0.30
  Discontinued operations................    $       -       (0.03)
  Net income.............................    $    0.25        0.27
Net income (loss) per share -
 assuming dilution
  Continuing operations..................    $    0.24        0.29
  Discontinued operations................    $       -       (0.04)
  Net income.............................    $    0.24        0.25
Cash dividends declared per share........    $    0.13       0.125
Stock price per share (e)
  High...................................    $ 41 1/16          40
  Low....................................    $28 11/16      34 1/4
  Close..................................    $ 40 7/16    34 11/16
--------------------------------------------------------------------------------

($ in millions except per share amounts, unaudited)   (page 3 of 3)

                                                    Full Year
                                                    (52 Weeks)
                                                1998         1997
--------------------------------------------------------------------------------
Net sales................................  $  22,348       20,917
Gross profit.............................  $  13,018       12,392
Unusual impairment and other
 items - loss (b)........................  $     288          290
Operating profit.........................  $   2,584        2,662
Income from continuing operations (c)....  $   1,993        1,491
Income from discontinued operations (d)..  $       -          651
Net income...............................  $   1,993        2,142
Net income per share - basic
  Continuing operations..................  $    1.35         0.98
  Discontinued operations................  $       -         0.42
  Net income.............................  $    1.35         1.40
Net income per share - assuming dilution
  Continuing operations..................  $    1.31         0.95
  Discontinued operations................  $       -         0.41
  Net income.............................  $    1.31         1.36
Cash dividends declared per share........  $   0.515         0.49
Stock price per share (e)
  High...................................  $44 11/16           40
  Low....................................  $27 11/16       29 1/8
  Close..................................  $40  7/16     34 11/16
---------------------------------------------------------------------------

(a) Fourth quarter 1998 includes the operating results of Tropicana which was acquired in August of 1998.
(b) Unusual impairment and other items - loss/(gain) (see Note 3):

                                 1998                   1997
                         --------------------   ------------------
                         Pre-   After    Per    Pre-  After   Per
                         Tax     Tax    Share   Tax    Tax   Share
                         ----   -----   -----   ----  -----  -----

      First quarter....  $  -   $  -   $   -    $(22)  $  2  $   -
      Second quarter...     -      -       -     326    238   0.15
      Fourth quarter...   288    261    0.17     (14)    (1)     -
                         ----   ----   -----    ----   ----  -----
         Full year.....  $288   $261   $0.17    $290   $239  $0.15
                         ====   ====   =====    ====   ====  =====

(c) Includes in 1998 a tax benefit of $200 million (or $0.13 per share) in the third quarter and $294 million (or $0.19 per share) in the fourth quarter. See Note 12.
(d) See Note 4.
(e) Represents the high, low and closing prices for one share of PepsiCo's capital stock on the New York Stock Exchange. Stock prices on or before October 6, 1997 are not adjusted to reflect the TRICON spin-off. See Note 4.

Note 18 - Pending Transactions/Events

In November 1998, our Board of Directors approved a plan for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United
States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. Pursuant to this plan, PBG intends to sell shares of its common stock in an initial public offering and PepsiCo intends to retain a noncontrolling ownership interest in PBG. A registration statement relating to the Offering was filed on Form S-1 with the Securities and Exchange Commission. The transaction is subject to market conditions and regulatory approval. If consummated, the transaction is expected to result in a gain to PepsiCo, net of related costs. These related costs will include a charge for the early vesting of PepsiCo stock options held by PBG employees, which will be based on the price of our stock at the date of the Offering. In February and March of 1999, PBG and its principal operating subsidiary, Bottling LLC, incurred $6.55 billion of indebtedness, a large portion of which is intended to be temporary and be repaid with the proceeds of the Offering. It is intended that the remainder will be carried as PBG's long-term indebtedness of which $2.3 billion is unconditionally guaranteed by PepsiCo.

In January 1999, we announced an agreement with the Whitman Corporation to realign bottling territories. Subject to approval by the Whitman shareholders and various regulatory authorities, we plan to combine certain of our bottling operations in the mid-western United States and Central Europe with most of Whitman's existing bottling businesses to create new Whitman. Under the terms of the agreement, our current equity interest of 20% in General Bottlers, the principal operating company of Whitman, will also be transferred to new Whitman. Whitman transferred its existing bottling operations in Marion, Virginia; Princeton, West Virginia; and St. Petersburg, Russia to PBG. It is planned for new Whitman to assume certain indebtedness associated with our transferred U.S. operations with net proceeds to us of $300 million. Upon completion of the transaction, we will receive 54 million shares of new Whitman common stock resulting in a noncontrolling ownership interest. If approved, this transaction is expected to result in a net gain to PepsiCo.

The Frito-Lay program, to improve productivity discussed in Note 3, also includes consolidating U.S. production in our most modern and efficient plants and streamlining logistics and transportation systems. This program is expected to result in additional asset impairment and restructuring charges of approximately $65 million to be recorded in the first quarter of 1999.

Management's Responsibility for Financial Statements

To Our Shareholders:

Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and assumptions, as required. The financial statements have been audited by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors were valid and appropriate.

Management maintains a system of internal controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors, consists solely of directors, who are not salaried employees and who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member. The Committee meets several times each year with representatives of management, including internal auditors and the independent accountants to review our financial reporting process and our controls to safeguard assets. Both our independent auditors and internal auditors have free access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 26, 1998 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

Report of Independent Auditors


Board of Directors and Shareholders
PepsiCo, Inc.


We have audited the accompanying consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 26, 1998 and December 27, 1997 and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 26, 1998. These consolidated financial statements are the responsibility of PepsiCo, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 1998, in conformity with generally accepted accounting principles.




/s/ KPMG LLP

New York, New York
February 1, 1999, except as to Note 18 which is as of March 8, 1999

--------------------------------------------------------------------
Selected Financial Data                           (Page 1 of 4)

(in millions except per share and employee amounts, unaudited) PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------
                                   Compounded
                                  Growth Rates
                                     5-Year
                                   1993-1998      1998(a)(b)  1997(a)
--------------------------------------------------------------------
Summary of Operations
Net sales...........................       7%   $  22,348   20,917
Operating profit....................       4%   $   2,584    2,662
Income from continuing operations...      12%   $   1,993    1,491
Cash Flow Data
Provided by operating activities....            $   3,211    3,419
Dividends paid......................      10%   $     757      736
Share repurchases...................      37%   $   2,230    2,459
Per Share Data
Income from continuing operations -
 assuming dilution..................      13%   $    1.31     0.95
Cash dividends declared.............      11%   $   0.515     0.49
Book value per share at year-end....       2%   $    4.35     4.62
Market price per share at year-end (g)    14%   $ 40 7/16 34 11/16
Market price per share at year-end -
 continuing operations (h)..........      16%   $ 40 7/16 34 11/16
Balance Sheet
Net assets of discontinued
 operations (i).....................            $       -        -
Total assets (j)....................            $  22,660   20,101
Long-term debt......................            $   4,028    4,946
Total debt (k)......................            $   7,949    4,946
Shareholders' equity................            $   6,401    6,936
Other Statistics
EBITDA from continuing operations (l)           $   4,072    4,001
Return on invested capital (m)......                   16%      18
Number of shares repurchased........                 59.2     69.0
Shares outstanding at year-end......                1,471    1,502
Average shares outstanding used to
 calculate income per share from
 continuing operations -
 assuming dilution..................                1,519    1,570
Employees of continuing operations..              151,000  142,000

--------------------------------------------------------------------------------
Selected Financial Data                           (Page 2 of 4)

(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

                                            1996(a)        1995(c)
--------------------------------------------------------------------------------
Summary of Operations
Net sales...........................      $  20,337        19,067
Operating profit....................      $   2,040         2,606
Income from continuing operations...      $     942         1,422
Cash Flow Data
Provided by operating activities....      $   3,192         2,642
Dividends paid......................      $     675           599
Share repurchases...................      $   1,651           541
Per Share Data
Income from continuing operations -
 assuming dilution..................      $    0.59          0.88
Cash dividends declared.............      $   0.445          0.39
Book value per share at year-end....      $    4.29          4.64
Market price per share at year-end (g)    $  29 5/8      27 15/16
Market price per share at year-end -
 continuing operations (h)..........      $27 15/64      25 43/64
Balance Sheet
Net assets of discontinued operations(i)  $   4,450         4,744
Total assets (j)....................      $  22,160        22,944
Long-term debt......................      $   8,174         8,248
Total debt (k) .....................      $   8,174         8,806
Shareholders' equity................      $   6,623         7,313
Other Statistics
EBITDA from continuing operations (l)     $   3,479         3,718
Return on invested capital (m).........          17%           18
Number of shares repurchased........           54.2          24.6
Shares outstanding at year-end......          1,545         1,576
Average shares outstanding used to
 calculate income per share from
 continuing operations -
 assuming dilution..................          1,606         1,608
Employees of continuing operations..        137,000       137,000

--------------------------------------------------------------------------------

Selected Financial Data                           (Page 3 of 4)

(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                                              1994(d)(e)(f)  1993
--------------------------------------------------------------------------------
Summary of Operations
Net sales...........................      $  17,984        15,706
Operating profit....................      $   2,506         2,141
Income from continuing operations...      $   1,363         1,152
Cash Flow Data
Provided by operating activities....      $      NA            NA
Dividends paid......................      $     540           462
Share repurchases...................      $     549           463
Per Share Data
Income from continuing operations -
 assuming dilution..................      $    0.85          0.71
Cash dividends declared.............      $    0.35         0.305
Book value per share at year-end....      $    4.34          3.97
Market price per share at year-end (g)    $  18 1/8      20 15/16
Market price per share at year-end -
 continuing operations (h)..........      $16 21/32        19 1/4
Balance Sheet
Net assets of discontinued
 operations (i).....................      $   5,183         4,548
Total assets (j)....................      $  22,533        21,628
Long-term debt......................      $   8,570         7,148
Total debt (k) .....................      $   9,114         9,209
Shareholders' equity................      $   6,856         6,339
Other Statistics
EBITDA from continuing operations (l)     $      NA            NA
Return on invested capital (m)......             18%           17
Number of shares repurchased........           30.0          24.8
Shares outstanding at year-end......          1,580         1,598
Average shares outstanding used to
 calculate income per share from
 continuing operations -
 assuming dilution..................          1,608         1,620
Employees of continuing operations..        129,000       119,000


NA-Not Available

We made a significant acquisition in 1998 (see Note 2), numerous acquisitions in most years presented and a few divestitures in certain years. Such transactions do not materially affect the comparability of our operating results for the periods presented. In 1997, we disposed of our restaurants segment and accounted for it as discontinued operations (see Note 4). Accordingly, all information has been reclassified for the years 1997 and prior. All share and per share amounts reflect a two-for-one stock split in 1996 and per share amounts are computed using average shares outstanding, assuming dilution.

---------------------------------------------------------------------------
Selected Financial Data                           (Page 4 of 4)

(in millions except per share and employee amounts, unaudited)
PepsiCo, Inc. and Subsidiaries
---------------------------------------------------------------------------
(a) Includes unusual impairment and other items of $288 ($261 after-tax or $0.17 per share) in 1998, $290 ($239 after-tax or $0.15 per share) in 1997 and $576 ($527 after-tax or $0.33 per share) in 1996. See Note 3.
(b)  Includes a tax benefit of $494 (or $0.32 per  share).  See Note
     12.
(c) Includes the initial, noncash charge of $66 ($64 after-tax or $0.04 per share) upon adoption in 1995 of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
(d) Includes the cumulative effect of adopting SFAS 112, Employers' Accounting for Postemployment Benefits of $77 ($51 after-tax or $0.03 per share) and changing to a preferable method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization of $32 ($20 after-tax or $0.01 per share). Prior years were not restated for these changes in accounting.
(e) Includes a benefit of changing to the preferable method for calculating the market-related value of plan assets in 1994, which reduced full year pension expense by $29 ($18 after-tax or $0.01 per share).
(f) Fiscal year 1994 consists of 53 weeks. Normally, fiscal years consist of 52 weeks; however, because the fiscal year ends on the last Saturday in December, a week is added every 5 or 6 years. The fifty-third week increased 1994 earnings by approximately $31 ($28 after-tax or $0.02 per share).
(g) Represents historically reported market price of one share of PepsiCo capital stock.
(h) For 1996 and prior, represents approximately 92% of the historical market price of one share of PepsiCo capital stock, which is the allocated market value of our packaged goods businesses used by the NYSE on or before October 6, 1997. The remaining 8% represents the market value allocated to TRICON. See Note 4.
(i) Represents net assets of discontinued operations, which are included in total assets. See Note 4.
(j)  Includes net assets of  discontinued  operations.
(k)  Includes  short-term borrowings and long-term debt.
(l) Defined as earnings before interest, taxes, depreciation, amortization and the noncash portion of unusual impairment and other items of $254 in 1998, $233 in 1997, $366 in 1996 and $66 in 1995. EBITDA is used by certain investors as a measure of a company's ability to service its debt. It should be considered in addition to, but not as a substitute for, other measures of financial performance in accordance with generally accepted accounting principles.

(m) Defined as income from continuing operations before after-tax interest expense, amortization of intangible assets, unusual impairment and other items and 1998 tax benefit divided by an average of the 5 most recent quarters net asset base before accumulated amortization of intangible assets and net asset base of discontinued operations. Return on invested capital is used by certain investors as a measure of a company's return on its investments. It should be considered in addition to, but not as a substitute for, other measures of financial performance in accordance with GAAP. In addition, our EDITDA may not be comparable to similar measures reported by other companies.

                   PEPSICO, INC. AND SUBSIDIARIES

           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS Fiscal Years Ended December 26, 1998, December 27, 1997 and
                         December 28, 1996
                           (in millions)


                                        Additions
                                  ---------------------
                       Balance    Charged                Deduct-     Balance
                          at       to                    ions        at
                       beginning  costs and   Other      from        end
                       of year    expenses    additions  reserves    of year
                       ---------  ---------   ---------  --------    -------
                                                (1)         (2)

1998
----

Allowance for
 doubtful accounts     $ 125      $  47       $   8      $  53        $ 127
                       =====      =====       =====      =====        =====


Valuation allowance for
 deferred tax assets   $ 458      $ 113       $   -      $   -        $ 571
                       =====      =====       =====      =====        =====



1997
----

Allowance for
 doubtful accounts     $ 166      $  41       $   7      $  89        $ 125
                       =====      =====       =====      =====        =====


Valuation allowance for
 deferred tax assets   $ 435      $  47       $   -      $  24        $ 458
                       =====      =====       =====      =====        =====


1996
----

Allowance for
 doubtful accounts     $ 132      $  53       $   9      $  28        $ 166
                       =====      =====       =====      =====        =====



Valuation allowance for
 deferred tax assets   $ 390      $  76       $   -      $  31        $ 435
                       =====      =====       =====      =====        =====



-----------------------

(1) Other additions to the allowances principally relate to acquisitions and reclassifications.
(2) Primarily accounts written off and translation effects.
                                      F-45