Form 10-Q
period 1999-03-20
PEPSICO INC
filed 1999-05-04
CIK 77476

FORM 10-Q
                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 20, 1999   (12 weeks)
                                ------------------------------

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

YES   X    NO

Number of shares of Capital Stock outstanding as of April 16, 1999:
1,476,995,019


                         PEPSICO, INC. AND SUBSIDIARIES

                                      INDEX



                                                                  Page No.

 Part I      Financial Information

       Condensed Consolidated Statement of Income -
         12 weeks ended March 20, 1999 and March 21, 1998             2

       Condensed Consolidated Statement of Cash Flows -
         12 weeks ended March 20, 1999  and March 21, 1998            3

       Condensed Consolidated Balance Sheet -
         March 20, 1999  and December 26, 1998                      4-5

       Condensed Consolidated Statement of Comprehensive Income -
         12 weeks ended March 20, 1999 and March 21, 1998             6

       Notes to Condensed Consolidated Financial Statements         7-9

       Management's Discussion and Analysis of Operations,
         Cash Flows, Liquidity and Capital Resources, EURO and
         Year 2000                                                10-22

       Independent Accountants' Review Report                        23

 Part II Other Information and Signatures                            24


                         PART I - FINANCIAL INFORMATION

                         PEPSICO, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in millions except per share amounts, unaudited)

                                                     12 Weeks Ended
                                                     3/20/99  3/21/98

Net Sales.......................................
 New PepsiCo....................................      $3,545   $2,902
 Bottling operations............................       1,569    1,451
                                                      ------   ------
  Total Net Sales...............................       5,114    4,353

Costs and Expenses, net
 Cost of sales..................................       2,140    1,750
 Selling, general and administrative expenses...       2,250    1,969
 Amortization of intangible assets..............          64       44

 Impairment and restructuring charge............          65        -
                                                      ------   ------
  Total costs and expenses, net.................       4,519    3,763

Operating Profit
 New PepsiCo....................................         566      538

 Bottling operations and equity investments.....          29       52
                                                      ------   ------
  Total Operating Profit........................         595      590

Interest expense................................        (124)     (76)

Interest income.................................          20       32
                                                      ------   ------

Income Before Income Taxes......................         491      546


Provision for Income Taxes......................         158      169
                                                      ------   ------

Net Income......................................      $  333   $  377
                                                      ======   ======



Income Per Share - Basic........................      $ 0.23   $ 0.25
                                                      ======   ======

Average Shares Outstanding - Basic..............       1,474    1,496

Income Per Share - Assuming Dilution............      $ 0.22   $ 0.24
                                                      ======   ======

Average Shares Outstanding - Assuming Dilution..       1,510    1,539

Cash Dividends Declared Per Share...............      $ 0.13   $0.125

                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions, unaudited)

                                                      12 Weeks Ended
                                                    -------------------
                                                     3/20/99    3/21/98
                                                    ---------  --------
Cash Flows - Operating Activities
  Net income....................................     $   333    $  377
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization..............         301       246
     Deferred income taxes......................          (9)       16
     Other noncash charges and credits, net ....          70        73
   Net change in operating working capital......        (394)     (438)
                                                     --------   -------
Net Cash Provided by Operating Activities.......         301       274
                                                     --------   -------

Cash Flows - Investing Activities
  Capital spending..............................        (210)     (228)
  Acquisitions and investments in unconsolidated
   affiliates...................................        (168)     (192)
  Short-term investments, by original maturity
   More than three months - purchases...........      (1,519)     (170)
   More than three months - maturities..........         181       217
   Three months or less, net....................      (1,277)      736
  Other, net....................................         117       (50)
                                                     --------   -------
Net Cash (Used for)/Provided by Investing
  Activities....................................      (2,876)      313
                                                     --------   -------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt.....       3,265       544
  Payments of long-term debt....................        (135)     (785)
  Short-term borrowings, by original maturity
   More than three months - proceeds............       3,304        49
   More than three months - payments............        (182)      (22)
   Three months or less, net....................      (1,756)      (29)
  Cash dividends paid...........................        (191)     (188)
  Share repurchases.............................          -       (877)
  Proceeds from exercises of stock options......          82       192
                                                     -------    -------
Net Cash Provided by/(Used for) Financing
  Activities....................................       4,387    (1,116)
                                                     -------    -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents..............................           1        (1)
                                                     -------    -------

Net Increase/(Decrease) in Cash and Cash
  Equivalents...................................       1,813      (530)
Cash and Cash Equivalents - Beginning of year...         311     1,928
                                                     --------  ---------

Cash and Cash Equivalents - End of period.......     $ 2,124   $ 1,398
                                                     =======    =======


                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                     ASSETS

                                                            (Unaudited)
                                                               3/20/99  12/26/98
Current Assets
 Cash and cash equivalents.........................            $2,124   $   311

 Short-term investments, at cost...................             2,698        83
                                                               ------    ------
                                                                4,822       394
 Accounts and notes receivable, less
   allowance:  3/99 - $131, 12/98 - $127...........             2,380     2,453

 Inventories
   Raw materials and supplies......................               473       506
   Work-in-process.................................               137        70

   Finished goods..................................               486       440
                                                               ------   -------
                                                                1,096     1,016
 Prepaid expenses, deferred income taxes and
   other current assets............................               574       499
                                                               ------   -------
 Total Current Assets............................               8,872     4,362

Property, Plant and Equipment......................            13,061    13,110
Accumulated Depreciation...........................            (5,868)   (5,792)
                                                               ------   -------
                                                                7,193     7,318
Intangible Assets, net
   Goodwill........................................             5,148     5,131
   Reacquired franchise rights.....................             3,046     3,118
   Other intangible assets.........................               787       747
                                                               ------   -------
                                                                8,981     8,996


Other Assets.......................................             2,059     1,984
                                                               ------   -------

     Total Assets..................................           $27,105   $ 22,660
                                                              =======   ========









                             Continued on next page.

                         PEPSICO, INC. AND SUBSIDIARIES

                       (in millions except per share amount)

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               (Unaudited)

                                                             3/20/99  12/26/98
                                                            --------  --------
Current Liabilities
  Short-term borrowings............................           $7,086    $3,921
  Accounts payable and other current liabilities...            3,571     3,870
  Income taxes payable.............................              235       123
                                                              -------   ------
   Total Current Liabilities.......................           10,892     7,914

Long-term Debt.....................................            5,378     4,028

Other Liabilities..................................            2,320     2,314

Deferred Income Taxes..............................            1,963     2,003

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per share:
   authorized 3,600 shares, issued 3/99
   and 12/98 - 1,726 shares........................               29        29
  Capital in excess of par value...................            1,141     1,166
  Retained earnings................................           12,942    12,800
  Accumulated other comprehensive loss.............           (1,161)   (1,059)
                                                              ------    ------
                                                              12,951    12,936
Less:    Treasury Stock, at Cost:
  3/99 - 250 shares, 12/98 - 255 shares............           (6,399)   (6,535)
                                                              ------    ------

   Total Shareholders' Equity......................            6,552     6,401
                                                              ------    ------

     Total Liabilities and Shareholders' Equity....          $27,105   $22,660
                                                             =======   =======












                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT
                             OF COMPREHENSIVE INCOME
                            (in millions, unaudited)

                                                        12 Weeks Ended
                                                       3/20/99  3/21/98
                                                       -------  -------

Net Income.........................................      $ 333    $ 377

Other Comprehensive (Loss)/Income
  Currency translation adjustment, net of related
   taxes...........................................       (108)     (19)
  Reclassification adjustment for items realized in
   net income......................................          6        -
                                                         -----    -----

                                                          (102)     (19)

Comprehensive Income...............................      $ 231    $ 358
                                                         =====    =====





























                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES
                                   (unaudited)

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Our Condensed Consolidated Balance Sheet at March 20, 1999 and the Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the 12 weeks ended March 20, 1999 and March 21, 1998 have not been audited. These financial statements have been prepared in conformity with the accounting principles applied in our 1998 Annual Report on Form 10-K (Annual Report) for the year ended December 26, 1998. In our opinion, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

(2) Our Board of Directors approved a plan in 1998 for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United
States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. On April 6, 1999, PBG completed the sale of approximately 60% of its common shares through an initial public offering, with PepsiCo retaining a noncontrolling ownership interest. The transaction will result in a pre-tax gain to PepsiCo.

In 1998, we announced an agreement with the Whitman Corporation to realign bottling territories. Subject to approval by Whitman shareholders, we plan to combine certain bottling operations in the mid-western United States and Central Europe (referred to as the PepsiCo Bottling Operations) with most of Whitman's existing bottling businesses to create new Whitman. It is anticipated that upon completion of the transaction, our noncontrolling ownership interest will be approximately 40%. If approved, this transaction is expected to be completed in the second quarter of 1999 and result in a pre-tax gain to PepsiCo which will be dependent on the fair value of Whitman's stock at the date of the transaction.

In March 1999, we announced an agreement with PepCom Industries, Inc., a Pepsi-Cola franchisee, to form a joint venture combining bottling businesses in parts of North Carolina and New York. PepCom plans to contribute to the joint venture bottling operations in central and eastern North Carolina and in Long Island, New York. We plan to contribute our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest in the joint venture. This transaction is expected to be completed at the end of the second quarter of 1999.

(3) In 1998, we adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Business Enterprise and Related Information. In contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola businesses in 1999. Our segment disclosure presents the operating results consistent with the new Pepsi-Cola organization. Accordingly, the results of consolidated bottling operations in which we plan to own an equity interest after the consummation of the PBG, PBO and PepCom transactions are presented separately with the equity income or loss of unconsolidated bottling affiliates. Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results include the international concentrate business and other consolidated international bottling operations. Prior year amounts have been reclassified to conform with the 1999 presentation.

(4)   Asset Impairment and Restructuring

($ in millions)                            12 Weeks Ended
                                           --------------
                                              3/20/99
Asset impairment charges
Held and used in the business
  Property, plant and equipment                 $   8

Held for disposal/abandonment
  Property, plant and equipment                    29
   Total asset impairment                          37

Restructuring charges
Employee related costs                             19
Other charges                                       9
                                                -----
Total impairment and restructuring charge       $  65
                                                =====
  After-tax                                     $  40
                                                =====
  Per share - assuming dilution                 $0.03
                                                =====


Frito-Lay North America recognized an asset impairment and restructuring charge of $65 million in the first quarter related to the closure of three plants and impairment of equipment. This charge is the second phase of a productivity improvement plan developed in the fourth quarter of 1998. The plan to close the plants, which includes the consolidation of U.S. production to newer and more efficient plants and streamlining logistics and transportation systems, was approved by our Board of Directors and announced in the first quarter of 1999.

The asset impairment charges primarily reflect the reduction in the carrying value of the land and buildings to their estimated fair market value based on current selling prices for comparable real estate, less costs to sell, and the write off of the net book value of equipment which cannot be redeployed. The remaining carrying value of the land and buildings is $7 million. The plant closures are expected to be completed by the end of the third quarter 1999. The restructuring charges of $28 million primarily include severance costs for approximately 860 employees and plant closing costs. Terminations of employees, which were communicated during the first quarter, will occur in the second and third quarter of 1999.

(5) No shares were repurchased during the 12 weeks ended March 20, 1999. From March 21, 1999 through April 30, 1999, PepsiCo repurchased 2.4 million shares at a cost of $89 million.

(6)   Supplemental Cash Flow Information

                                                        12 Weeks Ended
                                                       3/20/99  3/21/98
                                                       -------  -------
Cash Flow Data
  Interest paid....................................      $  83     $ 64
  Income taxes paid................................      $ 101     $ 51

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS, LIQUIDITY AND
                       CAPITAL RESOURCES, EURO AND YEAR 2000

                                     General
Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance, Year 2000 risks, transactions and events, the impact of the Euro conversion and the impact of current global macro-economic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

All per share information is computed using average shares outstanding, assuming dilution.

In the discussions below, the year-over-year dollar change in concentrate unit sales to franchisees, including bottling operations in which we will own an equity interest, and bottler case sales by company-owned bottling operations for Pepsi-Cola and in pound or kilo sales of salty and sweet snacks for Frito-Lay is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Unless otherwise noted, operating comparisons within the following discussions are based on ongoing operating profit.

International Market Risks

The macro-economic conditions in Brazil, Mexico and across Asia Pacific have negatively impacted our results. We have taken actions in these markets to respond to these conditions, such as prudent pricing aimed at sustaining volume, renegotiating terms with suppliers and securing local currency supply alternatives. However, we expect that the macro-economic conditions, particularly in Brazil, will continue to adversely impact our results in the near term.

                             Analysis of Operations

Consolidated Operations

Net Sales

($ in millions)         12 Weeks Ended
                      -------------------           %
                      3/20/99     3/21/98     Change B/(W)
                      -------     -------     -----------

Net sales              $5,114      $4,353          17
---------------------------------------------------------------------------

Net  sales  rose  $761  million  or 17% in  1999.  This  increase  reflects  net
contributions   from   acquisitions/divestitures,   volume  gains  in  worldwide
Frito-Lay and Pepsi-Cola North

America and net sales growth generated by our wholly-owned bottling operations. See Management's Discussion and Analysis--Segments of the Business--Pepsi-Cola. Net acquisitions/divestitures contributed 12 percentage points to the sales growth and primarily reflects the inclusion of Tropicana. Excluding the negative impact of Brazil, due primarily to macro-economic conditions, net sales would have increased $809 million or 19%.

Operating Profit and Margin

($ in millions)                   12 Weeks Ended
                                ------------------
                                3/20/99    3/21/98    Change B/(W)
                                -------    -------    -----------
Reported
  Operating Profit                 $595       $590          1%
  Operating Profit Margin          11.6%      13.6%      (2.0)

Ongoing*
  Operating Profit                 $660       $590         12%
  Operating Profit Margin          12.9%      13.6%      (0.7)

*Ongoing excludes the effect of an impairment and restructuring charge described below.
---------------------------------------------------------------------------

Reported operating profit margin decreased 2 percentage points. Ongoing operating profit margin decreased less than 1 percentage point primarily reflecting the margin impact of the Tropicana acquisition, lower profitability from bottling operations and increased advertising and marketing expense. These declines were partially offset by the impact of higher effective net pricing. A&M grew at a faster rate than sales reflecting higher spending at Pepsi-Cola North America and at Frito-Lay North America. Operating profit in 1999 includes a gain on the completion of the sale of the chocolate and biscuit businesses in Poland which is comparable to 1998 nonoperating gains. Weaker foreign currencies, primarily in Mexico, reduced ongoing operating profit by 3 percentage points. The negative impact of Brazil, due primarily to macro-economic conditions, decreased ongoing operating profit by 3 percentage points.

Impairment and restructuring charge of $65 million ($40 million after-tax or $0.03 per share) relates to the consolidation of U.S. production to our most modern and efficient plants and streamlining logistics and transportation systems in Frito-Lay North America as part of the program to improve productivity. The restructuring is expected to generate approximately $15 million in annual savings beginning in 2000 which we expect to reinvest back into the business. See Note 4.

Interest expense, net of interest income, increased $60 million due to higher average U.S. debt levels. The increased debt level reflects borrowings in the second half of 1998 primarily used to finance the Tropicana acquisition as well as the increase in debt during the first quarter in preparation for the IPO by PBG.

Provision for Income Taxes

($ in millions)                           12 Weeks Ended
                                        ------------------
                                        3/20/99      3/21/98
                                        -------      -------
Reported
  Provision for income taxes               $158         $169
  Effective tax rate                       32.2%        31.0%

Ongoing*
  Provision for income taxes               $183         $169
  Effective tax rate                       33.0%        31.0%

*Ongoing excludes the tax effect of an impairment and restructuring charge described above.
---------------------------------------------------------------------------

The reported effective tax rate increased 1.2 percentage points. The ongoing effective tax rate increased 2 percentage points primarily due to the absence of 1998 reserve reversals related to settlement of prior years' audit issues.


Net Income and Net Income Per Share
($ in millions except per share amounts)

                                   12 Weeks Ended
                                  ------------------        %
                                  3/20/99   3/21/98    Change B/(W)
                                  -------   -------    -----------
Net income
  Reported                          $333       $377          (12)
  Ongoing*                          $373       $377           (1)

Net income per share
  Reported                         $0.22      $0.24          (10)**
  Ongoing*                         $0.25      $0.24            1**

* Ongoing excludes the effect of an impairment and restructuring charge described on page 11.
** Based on unrounded amounts.
---------------------------------------------------------------------------

Reported net income decreased $44 million and the related net income per share decreased $0.02. Ongoing net income decreased $4 million and the related net income per share increased $0.01. The decrease in ongoing net income is due to the increase in net interest expense and the higher effective tax rate, substantially offset by increased operating profit. The increase in ongoing net income per share reflects the benefit of a 2% reduction in average shares outstanding.

                             PEPSICO, INC. AND SUBSIDIARIES

                  SUPPLEMENTAL SCHEDULE OF NET SALES, OPERATING PROFIT AND
                                      TOTAL ASSETS (a)
                                ($ in millions, unaudited)

                              Net Sales                 Operating Profit
                        ----------------------     -------------------------
                                            %                             %
                        12 Weeks Ended   Change     12 Weeks Ended     Change
                      3/20/99  3/21/98   B/(W)     3/20/99  3/21/98     B/(W)
                       -------  -------   ----     -------  -------     -----
Pepsi-Cola
- North America        $  613   $  589     4          $172    $165         4
- International           243      237     3            16      10        60
                       ------   ------                ----    ----
                          856      826     4           188     175         7

Intercompany
 Elimination             (339)    (313)   (8)
                       ------   ------
                          517      513     1
Frito-Lay
- North America (b)     1,742    1,631     7           280     308        (9)
- International           787      758     4            78      76         3
                       ------   ------                ----    ----
                        2,529    2,389     6           358     384        (7)

Tropicana                 499        -     -            35       -         -
                       ------   ------                ----    ----
Combined Segments       3,545    2,902    22           581     559         4
Bottling Operations     1,569    1,451     8
                       ------   ------
  Total Net Sales      $5,114   $4,353    17
                       ======   ======

Corporate Unallocated                                  (15)    (21)       29
                                                      ----    ----
New PepsiCo
 Operating Profit                                      566     538         5

Bottling Operations
 and Equity
 Investments                                            29      52       (44)
                                                      ----    ----
  Total Operating
   Profit                                             $595    $590         1
                                                      ====    ====





                             See accompanying notes.

                              PEPSICO, INC. AND SUBSIDIARIES

                  SUPPLEMENTAL SCHEDULE OF NET SALES, OPERATING PROFIT AND
                                     TOTAL ASSETS (a)
                               ($ in millions, unaudited)


                                       Total Assets
                                     -----------------
                                     3/20/99  12/26/98
                                     -------  --------
Pepsi-Cola
- North America                     $   505   $   393
- International                       1,355     1,177

Frito-Lay
- North America                       3,843     3,915
- International                       3,855     4,039

Tropicana                             3,724     3,661
Bottling Assets and Equity
Investments                           8,714     9,260

Corporate                             5,109       215
                                    -------   -------
Total Assets                        $27,105   $22,660
                                    =======  ========


Notes:
(a) This schedule should be read in conjunction with Management's Discussion and Analysis--Segments of the Business beginning on page 15. Certain reclassifications were made to prior year amounts to conform with the 1999 presentation. See Note 3.
(b) Includes an asset impairment and restructuring charge of $65 million. See Note 4.

Segments of the Business

Pepsi-Cola

Our Board of Directors approved a plan in 1998 for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. On April 6, 1999, PBG completed the sale of approximately 60% of its common shares through an initial public offering, with PepsiCo retaining a noncontrolling ownership interest. The transaction will result in a pre-tax gain to PepsiCo.

In 1998, we announced an agreement with the Whitman Corporation to realign bottling territories. Subject to approval by Whitman shareholders, we plan to combine certain bottling operations in the mid-western United States and Central Europe (referred to as the PepsiCo Bottling Operations) with most of Whitman's existing bottling businesses to create new Whitman. It is anticipated that upon completion of the transaction, our noncontrolling ownership interest will be approximately 40%. If approved, this transaction is expected to be completed in the second quarter of 1999 and result in a pre-tax gain to PepsiCo which will be dependent on the fair value of Whitman's stock at the date of the transaction.

In March 1999, we announced an agreement with PepCom Industries, Inc., a Pepsi-Cola franchisee, to form a joint venture combining bottling businesses in parts of North Carolina and New York. PepCom plans to contribute to the joint venture bottling operations in central and eastern North Carolina and in Long Island, New York. We plan to contribute our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest in the joint venture. This transaction is expected to be completed at the end of the second quarter of 1999.

In contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola business in 1999. Our segment disclosure presents the operating results consistent with the new Pepsi-Cola organization. Accordingly, the results of consolidated bottling operations in which we plan to own an equity interest after the consummation of the PBG, PBO and PepCom transactions are presented separately with the equity income or loss of unconsolidated bottling affiliates. Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results include the international concentrate business and other consolidated international bottling operations. Prior year amounts have been reclassified to conform to the 1999 presentation. The discussion that follows presents net sales prior to the elimination of intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those consolidated bottling operations in which we plan to own an equity interest.

The  standard  volume  measure  is system  bottler  case  sales.  It  represents
PepsiCo-owned brands as well as brands we have been granted the right to produce, distribute and market nationally. First quarter BCS includes the months of January, February and March. The net sales and operating profit of Pepsi-Cola International include the operating results of January and February.

                          Pepsi-Cola North America

                          12 weeks ended       %
($ in millions)          3/20/99   3/21/98   Change
                         -------   -------   ------

Net Sales                 $ 613     $ 589       4
Intercompany Elimination   (328)     (303)     (8)
                          -----     -----
Reported                  $ 285     $ 286       -
                          =====     =====

Operating Profit          $ 172     $ 165       4


--------------------------------------------------------------------------------

Reported net sales were flat over the prior year. Before the elimination of intercompany concentrate sales, net sales increased $24 million due primarily to volume growth. Higher concentrate pricing was substantially offset by increased fountain customer support.

BCS increased 4.5% led by the inclusion of Pepsi One, mid-single digit growth of our Mountain Dew brand and strong double digit growth of Aquafina bottled water, Mug and Lipton Brisk. These gains were partially offset by low single digit declines in Diet Pepsi and brand Pepsi. Concentrate shipments grew 2.6%.

Operating profit increased $7 million due to the volume growth and the net benefit of the higher concentrate pricing. These gains were partially offset by higher A&M expense led by Pepsi One. A&M grew faster than sales and at the same rate as BCS volume.

                          Pepsi-Cola International

                          12 weeks ended        %
($ in millions)          3/20/99   3/21/98   Change
                         -------   -------   ------

Net Sales                 $ 243     $ 237       3
Intercompany Elimination    (11)      (10)    (10)
                          -----     -----
Reported                  $ 232     $ 227       2
                          =====     =====

Operating Profit          $  16     $  10      60


--------------------------------------------------------------------------------

Reported net sales increased $5 million. Before the elimination of intercompany concentrate sales, net sales increased $6 million or 3%. Excluding the negative impact of Brazil, due primarily to macro-economic conditions, net sales increased $10 million or 4%. This increase was primarily due to volume growth.

BCS increased 2%. This increase reflects strong double digit growth in China, India and Saudi Arabia and mid-single digit growth in Mexico. These advances were substantially offset by lower BCS in the Philippines, Brazil, Russia and Thailand. Through February total concentrate shipments to franchisees, including those wholly-owned bottlers in which we will own an equity interest, grew 3.0% while their BCS decreased slightly for this period.

Operating profit increased $6 million reflecting the increased volume and lower G&A expenses, partially offset by higher levels of A&M spending reflecting the competitive global environment.

                   Bottling Operations and Equity Investments
($ in millions)          3/20/99   3/21/98   Change
                         -------   -------   ------
Net Sales
  Bottling Operations    $1,569    $1,451       8

Operating Profit
  Bottling Operations
  and Equity Investments   $ 29      $ 52     (44)

--------------------------------------------------------------------------------

Revenue from bottling operations increased $118 million led by PBG North America reflecting the impact of acquisitions and higher volume.

Operating profit from bottling operations and equity investments decreased $23 million primarily due to lower PBG profit as a result of higher overhead costs incurred in preparation for operating as a separate public company and net equity losses in 1999 compared to equity income in 1998.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide and constant territory basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

                     Frito-Lay North America

                    12 weeks ended         %
($ in millions)    3/20/99  3/21/98    Change
                   -------  -------    ------

Net Sales           $1,742   $1,631        7

Operating Profit
  Reported           $ 280    $ 308       (9)
  Ongoing            $ 345    $ 308       12

Ongoing excludes an impairment and restructuring charge of $65 in 1999 described on page 11.

--------------------------------------------------------------------------------

Net sales grew $111 million due to increased volume and a favorable mix shift to higher-priced products.

Pound volume advanced 5% led by double digit growth in the tortilla chip category and Cheetos brand cheese puffs and the inclusion of "WOW!" and the Cracker Jack brand products. These gains were partially offset by declines in Lay's and Ruffles brand potato chips and " Baked" Lay's and "Baked" Tostitos brand products.

Reported operating profit decreased $28 million. Ongoing operating profit increased $37 million reflecting the favorable mix shift and the higher volume partially offset by increased A&M. A&M grew at a faster rate than sales and volume due to increased promotional allowances. S&D grew at a slower rate than sales and at the same rate as volume.

                    Frito-Lay International

                    12 weeks ended       %
($ in millions)    3/20/99   3/21/98  Change
                   -------   -------  ------

Net Sales             $787     $758       4

Operating Profit       $78      $76       3


--------------------------------------------------------------------------------

Net sales increased $29 million or 4%. Excluding the negative impact of Brazil, due primarily to macro-economic conditions, net sales increased $73 million or 11% reflecting net contributions from acquisitions/divestitures, higher volume and higher effective net pricing. Net acquisitions/divestitures contributed 6 percentage points to the 11% sales growth. The impact of weaker foreign currencies, primarily in Mexico, reduced net sales by 6 percentage points.

Salty snack kilos increased 6%. Excluding Brazil, salty snack kilos increased 8%, led by solid double digit growth at Walkers in the United Kingdom and mid-single digit growth at Sabritas in Mexico and the Snack Ventures Europe joint venture. Including acquisitions/divestitures, salty snack kilos increased an additional 8 percentage points to 16% driven primarily by acquisitions and mergers of salty snack food businesses in Central and South America and the acquisition in Australia. Sweet snack kilos increased 1% reflecting a mid-single digit growth at Gamesa in Mexico offset by a double digit decline in Poland. Sweet snack kilos, including the effect of acquisitions/divestitures, increased 2%.

Reported operating profit increased $2 million or 3%. Excluding Brazil, operating profit increased $20 million or 35% driven by strong operating performances at Walkers, Gamesa and Sabritas. The impact of weaker foreign currencies, primarily in Mexico, reduced operating profit by $6 million.

We completed the sale of the chocolate and biscuit businesses in Poland at the end of the first quarter as part of our global strategy to focus on our core business.

Tropicana

Net sales were $499 million and operating profit was $35 million. Net sales and operating profit reflect higher pricing taken to offset increases in the cost of oranges resulting from a supply shortage last fall.

                                   Cash Flows

Our 1999 consolidated cash and cash equivalents increased $1.8 billion compared to a $530 million decrease in 1998. The change in cash flow primarily reflects net proceeds from the issuance of debt in preparation for the PBG IPO and the absence of share repurchase activity in the first quarter of 1999 partially offset by the use of these proceeds to purchase short-term investments compared to the liquidation of our investment portfolios in 1998.

                         Liquidity and Capital Resources

As of year end 1998, we maintained $4.75 billion of revolving credit facilities. Of the $4.75 billion total, $3.1 billion expired March 26, 1999 and was not renewed due to our reduced borrowing needs. The remaining $1.65 billion expires March 2003 and exists largely to support issuances of short-term debt. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

As discussed in Management's  Discussion and Analysis - Segments of the Business
- Pepsi-Cola, our Board of Directors approved a plan in 1998 for the separation from PepsiCo of PBG. PBG completed an IPO on April 6, 1999, the closing date. In preparation for the IPO, PBG and its principal operating subsidiary, Bottling LLC incurred, in February and March of 1999, $6.55 billion of indebtedness. Of the $6.55 billion, $3.25 billion was temporary and has been repaid by PBG with the proceeds of the IPO and the issuance of long-term debt. PepsiCo has unconditionally guaranteed $2.3 billion of the remaining $3.3 billion of PBG's long-term debt. We received $5.5 billion of the debt proceeds obtained by PBG as settlement of pre-existing intercompany amounts due to us during the first quarter. These proceeds were partially used to repay a portion of our short-term borrowings and the remaining amount was invested in cash equivalents and short-term investments. We plan to use these investments for general corporate purposes, including future debt repayments, acquisitions and share repurchases.

An accounting gain on this transaction will be reported in the second quarter after the closing date balance sheet is completed, all intercompany balances as of that date are settled and the tax accounting is finalized. Although we do not expect to pay any material amount of taxes on this transaction for the foreseeable future, for accounting purposes, the gain will be reported net of deferred taxes.

We expect to generate net cash proceeds of $300 million as a result of the Whitman transaction. We do not expect to pay any material amount of taxes on this transaction for the foreseeable future. However, for accounting purposes, this transaction will be reported net of deferred taxes.

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

                                    Year 2000

Each of PepsiCo's business segments and corporate headquarters have teams in place to identify and address Year 2000 compliance issues. Information technology systems with non-compliant code are being modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily systems embedded in manufacturing and other facilities. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers, franchisees, financial institutions and other third parties and with developing contingency plans where necessary.

Key information technology systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with work on approximately 85% of the systems already completed and the systems back in operation. This percentage is expected to increase to approximately 98% by the end of the second quarter of 1999 with compliance planned by the fourth quarter of 1999. Inventories and assessments of non-IT systems have been completed and remediation activities are under way with a mid-year 1999 target completion date.

Independent consultants continue to monitor progress of remediation programs at selected businesses and perform testing at certain key locations. In addition, other experts are performing independent verification and validation audits of a sample of remediated systems with satisfactory results. Progress is also monitored by senior management, and regularly reported to PepsiCo's Board of Directors.

During 1998, we identified critical suppliers, customers, financial institutions, and other third parties and surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized in the first half of 1999 and tested where feasible in the second half of 1999.

In addition, independent consultants completed in 1998 a survey of the state of readiness of our significant bottling franchisees. Such surveys identified readiness issues for certain international bottlers and, therefore, potential risk to us. Our current assessment of international bottlers comprising approximately 92% of international volume indicates that bottlers representing 17% of the international volume are currently at risk. Divisional personnel are providing these bottlers with self assessment tools to identify areas still needing attention. We are also providing assistance to the franchisees with processes and with certain manufacturing equipment compliance data. Our contingency planning will include specific focus on those bottlers that remain at risk at the end of the second quarter.

Incremental costs directly related to Year 2000 issues are estimated to be $141 million from 1998 to 2000, of which $75 million or 53% has been spent to date. Currently, approximately 26% of the total estimated spending represents costs to repair systems while approximately 48% represents costs to replace and rewrite software. This estimate assumes that we will not incur significant Year 2000 related costs on behalf of our suppliers, customers, franchisees, financial institutions or other third parties. Costs incurred prior to 1998 were immaterial. Excluded from the estimated incremental costs are approximately $49 million of internal recurring costs for the 3 year period related to our Year 2000 efforts.

Contingency plans for Year 2000 related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, the staffing of a centralized team to react to unforeseen events, remediation of existing systems parallel with installation of new systems, replacement of electronic applications with manual processes, identification of alternate suppliers and increases in raw material and finished goods inventory levels. The potential failure of a power grid or public telecommunication system, particularly internationally, will be considered in our contingency planning. All plans are expected to be completed by the end of the second quarter in 1999.

Our most likely worst case scenarios would involve the temporary inability of bottling franchisees to manufacture or bottle some products in certain locations, of suppliers to provide raw materials on a timely basis and of some customers to order and pay on a timely basis.

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

                     Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of March 20, 1999 and the related condensed consolidated statements of income, comprehensive income and cash flows for the twelve weeks ended March 20, 1999 and March 21, 1998. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 26, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 1, 1999, except as to Note 18 which is as of March 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   KPMG LLP



New York, New York
April 22, 1999

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.     Exhibits and Reports on Form 8-K
            (a)  Exhibits

                  See Index to Exhibits on page 26.

            (b)  Reports on Form 8-K

               We filed a current report on Form 8-K dated January 26, 1999 attaching our press release of January 25, 1999 announcing the agreement reached with the Whitman Corporation and preliminary fourth quarter results.

               We filed a current report on Form 8-K dated February 3, 1999 attaching our 1998 earnings release of February 1, 1999.

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                   PepsiCo, Inc.
                                                  (Registrant)






Date:      May 4, 1999                            Sean F. Orr

                                             Senior Vice President and
                                             Controller






Date:      May 4, 1999                          Lawrence F. Dickie
                                             Vice President, Associate General
                                             Counsel and Assistant Secretary

                               INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS


Exhibit 11 Computation of Net Income Per Share of Capital Stock - Basic and Assuming Dilution


Exhibit 12           Computation of Ratio of Earnings to Fixed Charges


Exhibit 15           Letter from KPMG LLP
                       regarding Unaudited Interim Financial
                       Information (Accountants' Acknowledgment)


Exhibit 27.1         Financial Data Schedule 12 weeks ended March 20, 1999