Form 10-Q
period 1999-06-12
PEPSICO INC
filed 1999-07-26
CIK 77476

                               FORM 10-Q
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 12, 1999   (12 and 24 Weeks Ended)

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

YES   X    NO

Number of shares of Capital Stock outstanding as of July 9, 1999:
1,462,325,734

                    PEPSICO, INC. AND SUBSIDIARIES

                                 INDEX


                                                               Page
                                                                No.

 Part I     Financial Information

       Condensed Consolidated Statement of Income -
        12 and 24 weeks ended June 12, 1999 and June 13,        2
        1998

       Condensed Consolidated Statement of Cash Flows -
        24 weeks ended June 12, 1999  and June 13, 1998         3

       Condensed Consolidated Balance Sheet -
        June 12, 1999  and December 26, 1998                   4-5

       Condensed Consolidated Statement of Comprehensive
        Income - 12 and 24 weeks ended June 12, 1999 an
        June 13, 1998                                           6


       Notes to Condensed Consolidated Financial Statements    7-10

       Management's Discussion and Analysis of Operations,
        Cash Flows, Liquidity and Capital Resources, EURO
        and Year 2000                                         11-26


       Independent Accountants' Review Report                  27

 Part II    Other Information and Signatures                   28

                    PART I - FINANCIAL INFORMATION

                    PEPSICO, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
           (in millions except per share amounts, unaudited)

                                           12 Weeks Ended     24 Weeks Ended
                                          ------------------  -----------------
                                          6/12/99    6/13/98  6/12/99   6/13/98
                                          --------  --------  --------  -------
Net Sales
 New PepsiCo........................      $4,440    $3,419    $7,985   $6,321
 Bottling operations................         542     1,839     2,111    3,290
                                          -------   -------  -------- -------
  Total Net Sales...................       4,982     5,258    10,096    9,611

Costs and Expenses, net
 Cost of sales......................       2,012     2,148     4,152    3,898
 Selling, general and administrative       2,208     2,286     4,458    4,255
expenses............................
 Amortization of intangible assets..          41        46       105       90
 Impairment and restructuring charge           -         -        65        -
                                          --------  --------  --------  -------
  Total Costs and Expenses, net.....       4,261     4,480     8,780    8,243

Operating Profit
 New PepsiCo........................         698       648     1,264    1,186
 Bottling operations and equity
 investments.........................         23       130        52      182
                                          --------  --------  --------  -------
  Total Operating Profit............         721       778     1,316    1,368

Bottling equity income, net.........          25         -        25        -
Gain on bottling transactions.......       1,000         -     1,000        -
Interest expense....................        (104)      (76)     (228)    (152)
Interest income.....................          50        15        70       47
                                          --------  --------  --------  -------
  Income Before Income Taxes........       1,692       717     2,183    1,263
Provision for Income Taxes..........         949       223     1,107      392
                                          =======   ========  ========  =======
Net Income..........................      $  743    $  494    $1,076    $ 871
                                          ========  ========  ========  =======


Income Per Share - Basic............      $ 0.50    $ 0.33    $  0.7   $ 0.58
                                          ========  ========  ========  =======

Average Shares Outstanding - Basic..       1,474     1,485     1,474    1,491

Income Per Share - Assuming Dilution      $ 0.49    $ 0.33    $ 0.71   $ 0.57
                                          ========  ========  ========  =======

Average Shares Outstanding - Assuming
Dilution............................       1,505     1,530     1,507    1,534

Cash Dividends Declared Per Share...     $ 0.135    $ 0.13    $0.265   $0.255

                        See accompanying notes.

                    PEPSICO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions, unaudited)


                                              24 Weeks Ended
                                             ----------------
                                             6/12/99  6/13/98
                                             -------  -------
Cash Flows - Operating Activities
  Net income..............................   $1,076   $  871
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Gain on bottling transactions.........   (1,000)       -
    Bottling equity income, net...........      (25)       -
    Depreciation and amortization.........      532      523
    Deferred income taxes.................      518       47
    Other noncash charges and credits, net      372      131
  Net change in operating working capital.     (481)    (885)
                                             -------   -------
Net Cash Provided by Operating Activities.      992      687
                                             -------   -------

Cash Flows - Investing Activities
  Capital spending........................     (469)    (540)
  Acquisitions and investments in
unconsolidated affiliates.................     (347)    (552)
  Short-term investments, by original
maturity
   More than three months - purchases.....   (1,524)    (242)
   More than three months - maturities....      331      305
   Three months or less, net..............       14      692
  Other, net..............................       99      (11)
                                             -------  -------
Net Cash Used for Investing Activities....   (1,896)    (348)
                                             -------  -------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt    3,259     703
  Payments of long-term debt..............      (378) (1,111)
  Short-term borrowings, by original
  maturity
   More than three months - proceeds......     3,331     110
   More than three months - payments......     (210)     (52)
   Three months or less, net..............   (2,933)     277
  Cash dividends paid.....................     (383)    (375)
  Share repurchases.......................     (506)  (1,723)
  Proceeds from exercises of stock options      158      280
                                            --------  -------
Net Cash Provided by/(Used for) Financing
Activities................................    2,338   (1,891)
                                             -------  -------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents........................        2       (1)
                                             -------  -------
Net Increase/(Decrease) in Cash and Cash
 Equivalents...............................   1,436   (1,553)
Cash and Cash Equivalents - Beginning of
year......................................      311    1,928
                                            --------  -------
Cash and Cash Equivalents - End of period.  $ 1,747   $  375
                                            ========  =======

                        See accompanying notes.
                                  -3-

                    PEPSICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (in millions)

                                ASSETS

                                                   (Unaudited)
                                                     6/12/99   12/26/98
Current Assets
 Cash and cash equivalents..................         $1,747     $ 311
 Short-term investments, at cost............          1,263        83
                                                      -----     -----
                                                      3,010       394
 Accounts and notes receivable, less
  allowance:  6/99 - $88, 12/98 - $127......          1,948     2,453

 Inventories
  Raw materials and supplies................            486       506
  Work-in-process...........................            200        70
  Finished goods............................            284       440
                                                       ----     -----
                                                        970     1,016
 Prepaid expenses, deferred income taxes and
  other current assets......................            470       499
                                                      -----     -----
   Total Current Assets.....................          6,398     4,362

Property, Plant and Equipment...............          8,328     3,110
Accumulated Depreciation....................         (3,339)   (5,792)
                                                     ------    ------
                                                      4,989     7,318

Intangible Assets, net
  Goodwill..................................          3,900     5,131
  Reacquired franchise rights...............            161     3,118
  Other intangible assets...................            734       747
                                                      -----     -----
                                                      4,795     8,996

Investments in Unconsolidated Affiliates....          2,706     1,396
Other Assets................................            600       588
                                                    -------   -------
    Total Assets............................        $19,488   $22,660
                                                    =======   =======






                        Continued on next page.

                    PEPSICO, INC. AND SUBSIDIARIES

                 (in millions except per share amount)

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                    6/12/99   12/26/98
Current Liabilities
  Short-term borrowings.....................        $2,931     $3,921
  Accounts payable..........................           856      1,180
  Accrued compensation and benefits.........           471        676
  Accrued selling and marketing.............           484        596
  Other current liabilities.................         1,281      1,418
  Income taxes payable......................           203        123
                                                     -----      -----
   Total Current Liabilities................         6,226      7,914

Long-term Debt..............................         2,625      4,028

Other Liabilities...........................         2,414      2,314

Deferred Income Taxes.......................         1,285      2,003

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per share:
  authorized 3,600 shares, issued 6/99
  and 12/98 - 1,726 shares..................            29         29
  Capital in excess of par value............         1,170      1,166
  Retained earnings.........................        13,487     12,800
  Accumulated other comprehensive loss......          (965)    (1,059)
                                                    ------     ------
                                                    13,721     12,936
Less:    Treasury Stock, at Cost:
  6/99 - 259 shares, 12/98 - 255 shares.....        (6,783)    (6,535)
                                                    ------     ------
   Total Shareholders' Equity...............         6,938      6,401
                                                    ------     ------

    Total Liabilities and Shareholders' Equity     $19,488    $22,660
                                                   =======    =======







                        See accompanying notes.

                    PEPSICO, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT
                        OF COMPREHENSIVE INCOME
                       (in millions, unaudited)

                                          12 Weeks Ended     24 Weeks Ended
                                          ----------------  ----------------
                                          6/12/99  6/13/98  6/12/99  6/13/98
                                          -------  -------  ------- --------

Net Income............................      $743      $494  $1,076     $871

Other Comprehensive Income/(Loss)
  Currency translation adjustment.....         8       (53)   (100)     (72)
   Reclassification adjustment,for
   item realized in net income........       168         9     174        9
                                          -------  -------  ------- --------
                                             176       (44)     74      (63)

Minimum pension liability adjustment,
    net of tax benefit of $11.........        20         -      20        -
                                          -------  -------  ------- --------

                                             196       (44)     94      (63)
                                          -------  -------  ------- --------
Comprehensive Income..................      $939      $450  $1,170     $808
                                          =======  =======  ======= ========























                        See accompanying notes.

                    PEPSICO, INC. AND SUBSIDIARIES
                              (unaudited)

 NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(all per share information is computed using average shares outstanding, assuming dilution)

(1) Our Condensed Consolidated Balance Sheet at June 12, 1999 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 12, 1999 and June 13, 1998 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 12, 1999 and June 13, 1998 have not been audited, and all have been prepared in conformity with the accounting principles applied in our 1998 Annual Report on Form 10-K for the year ended December 26, 1998. In our opinion, this information includes all material normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

(2) Our Board of Directors approved a plan in 1998 for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United
States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. On April 6, 1999, PBG completed the sale of 100 million of its common stock at $23 per share through an initial public offering with PepsiCo retaining a noncontrolling ownership interest of 35.5%. During the first quarter, we received $5.5 billion of debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. We recognized a pre-tax gain of $1.0 billion ($476 million after-tax or $0.32 per share) in the second quarter consistent with our policy for gain recognition upon the sale of stock by a subsidiary. The majority of the taxes are expected to be deferred indefinitely.

On May 20, 1999, we combined certain bottling operations in the midwestern United States and Central Europe (referred to as the PepsiCo Bottling Operations) with the Whitman Corporation to create new Whitman. We retained a noncontrolling ownership interest of approximately 38% in new Whitman. The transaction resulted in an after-tax loss to PepsiCo of $206 million or $0.14 per share.

On July 10, 1999, we formed a joint venture with PepCom Industries, Inc., a Pepsi-Cola franchisee, combining bottling businesses in parts of North Carolina and New York. PepCom contributed bottling operations in central and eastern North Carolina and in Long Island, New York to the joint venture. We contributed our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest in the joint venture of approximately 35%.

(3) As of June 12, 1999, we owned approximately 35% of PBG's outstanding common stock, 100% of its class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary. This ownership gives PepsiCo economic ownership of approximately 40% of PBG's combined operations. We account for our investment using the equity method of accounting. Summarized financial information of PBG:

($ in millions)        12 Weeks Ended         24 Weeks Ended
                     6/12/99    6/13/98     6/12/99   6/13/98
                     -------    -------     -------   -------
Net sales             $1,831     $1,686     $3,283     $3,026
Gross profit           $ 785      $ 696     $1,402     $1,259
Operating income        $ 92      $ 104      $ 134      $ 143
Net income              $ 20       $ 23       $ 17       $ 17

($ in millions)        6/12/99    12/26/98
                       -------    --------
Current assets          $1,584      $1,318
Non current assets       6,146       6,004
                        ------     -------
   Total assets         $7,730      $7,322
                        ======      ======

Current liabilities     $1,052      $1,025
Noncurrent liabilities   4,795       6,535
Minority interest          267           -
                        ------      ------
  Total liabilities     $6,114      $7,560
                        ======      ======


The net assets transferred to PBG as of April 6, 1999 primarily consisted of the following:
($ in millions)

Property, plant and equipment, net       $2,106
Goodwill                                 $1,097
Reacquired franchise rights and other
intangibles                              $2,734
Long-term debt                           $3,306

Based upon the quoted closing price of PBG shares on June 12, 1999, the calculated market value of our investment in PBG would have exceeded its carrying value by approximately $645 million.


(4)   Asset Impairment and Restructuring

($ in millions except per share
   amount)                          24 Weeks Ended
                                    --------------
                                       6/12/99
                                       -------
Asset impairment charges
Held and used in the business
  Property, plant and equipment            $ 8
Held for disposal/abandonment
  Property, plant and equipment             29
                                           ---
   Total asset impairment                   37

Restructuring charges
Employee related costs                      19
Other charges                                9
                                          ----
Total impairment and restructuring charge $ 65
                                          ====
  After-tax                               $ 40
                                          ====
  Per share                              $0.03
                                          ====

In the first quarter of 1999, Frito-Lay North America recognized a charge of $65 million related to the closure of three plants and impairment of equipment. The restructuring charges of $28 million primarily include severance costs for approximately 860 employees and plant closing costs. Year-to-date, approximately 160 of the terminations have occurred. The remaining terminations are expected to occur in the second half of 1999.

Analysis of reserve activity for total PepsiCo:
($ in millions)                                    Third
                               Employee Facility   Party
                               Related  Closure Termination Other  Total
                               -------  -------- ---------- -----  -----

Reserve, December 26, 1998        $ 42     $ 9      $ 62    $ 1   $ 114
     1999 restructuring charges     19       7         -      2      28
     Cash payments                 (13)     (2)      (46)     -     (61)
     Separation of The Pepsi
Bottling Group                     (25)     (5)       (5)     -     (35)
                                  ----     ----     -----   ----   -----
Reserve, June 12, 1999            $ 23     $ 9      $ 11    $ 3    $ 46
                                  ====     ====     =====   ====   =====


(5) Through the 24 weeks ended June 12, 1999, we repurchased 13.8 million shares of our capital stock at a cost of $506 million. From June 13, 1999 through July 23, 1999, we repurchased 7.9 million shares at a cost of $286 million.

(6)   Schedule of Accumulated Other Comprehensive (Loss)

                                 Currency     Minimum      Accumulated
                                 Translation  Pension         Other
   ($ in millions)               Adjustment  Liability  Comprehensive(Loss)
                                 ----------  ---------  ------------------

Balance, December 26, 1998        $(1,039)    $ (20)       $(1,059)
Other comprehensive income             74        20             94
                                   ------      ------      --------
Balance, June 12, 1999             $ (965)    $   -        $  (965)
                                   =======     ======      ========
The other comprehensive income adjustments primarily include the effects of the PBG and PBO bottling transactions.

(7)     Schedule of Noncash Investing and Financing Activities
 ($ in millions)                  6/12/99  6/13/98
                                  -------  -------
 Fair value of assets acquired      $ 440    $ 550
 Cash paid                           (347)    (552)
                                     ----    -----
 Liabilities assumed                 $ 93    $  (2)
                                     ====    =====


(8) In 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." In contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola business in 1999. Our segment disclosure presents the operating results consistent with the new Pepsi-Cola organization and therefore, the prior year amounts have been reclassified to conform to the 1999 presentation. Accordingly, the results in 1998 and through the applicable transaction closing dates in 1999 of consolidated bottling operations in which we now own an equity interest are presented separately with the 1998 and first quarter 1999 equity income or loss of other unconsolidated bottling affiliates. From the applicable transaction closing dates in 1999, the equity income of those previously consolidated bottling operations and the equity income or loss of other unconsolidated bottling affiliates for the 12 weeks ended June 12, 1999 are presented separately below operating profit in the Condensed Consolidated Statement of Income. The combined results for the new Pepsi-Cola organization, Frito-Lay, Frito-Lay International and Tropicana are referred to as New PepsiCo. See page 16 and 17 for segment information.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS,
          LIQUIDITY AND CAPITAL RESOURCES, EURO AND YEAR 2000

                                General
Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance, Year 2000 risks, the impact of the Euro conversion and the impact of current global macro-economic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

All per share information is computed using average shares outstanding, assuming dilution.

In the discussions below, the year-over-year dollar change:
o in  concentrate   shipments  to  franchisees,   including   bottling
  operations in which we now own an equity interest, for Pepsi-Cola,
o in bottler case sales by company-owned bottling operations for Pepsi-Cola International,
o in pound or kilo sales of salty and sweet snacks for  Frito-Lay  and
o in four gallon equivalent cases for Tropicana is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

The combined results for the new Pepsi-Cola organization, Frito-Lay, Frito-Lay International and Tropicana are referred to as New PepsiCo. See Segments of Business - Pepsi-Cola for discussion of the New Pepsi-Cola organization.

International Market Risks

Macro-economic conditions in Brazil and across Asia Pacific have negatively impacted our results. We have taken actions in these markets to respond to these conditions, such as prudent pricing aimed at sustaining volume, renegotiating terms with suppliers and securing local currency supply alternatives. However, macro-economic conditions may continue to adversely impact our results in the near term.

Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

                  Analysis of Consolidated Operations
Net Sales
($ in millions)   12 Weeks Ended  % Change  24 Weeks Ended   % Change
                  6/12/99 6/13/98   B/(W)   6/12/99 6/13/98    B/(W)
                 ------- -------   -----   ------- -------   -------

Reported           $4,982  $5,258   (5)   $10,096  $9,611      5
                   ======  ======         =======  ======
New PepsiCo        $4,440  $3,419   30     $7,985  $6,321     26
Intercompany
  elimination *        83     402   79        422     715     41
                    ----- -------         -------   ------
New PepsiCo
before elimination $4,523  $3,821   18     $8,407  $7,036     19
                   ======  ======          ======  ======

* Reflects intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.
--------------------------------------------------------------------------------

Reported net sales declined $276 million for the quarter reflecting the deconsolidation of PBG and PBO operations as of the transaction closing dates. New PepsiCo net sales, before the intercompany elimination, increased $702 million or 18%. This increase primarily reflects the inclusion of Tropicana, volume gains at worldwide Frito-Lay and higher effective net pricing at Frito-Lay International and Pepsi-Cola North America.

Year-to-date reported net sales increased $485 million including the impact of the deconsolidation of PBG and PBO operations as of the transaction closing dates. New PepsiCo net sales, before the intercompany elimination, increased $1.4 billion or 19%. This increase primarily reflects the inclusion of Tropicana and volume gains and higher effective net pricing at worldwide Frito-Lay. These advances were partially offset by an unfavorable foreign currency impact. The unfavorable foreign currency impact, primarily in Mexico and Brazil, reduced the New PepsiCo net sales by 3 percentage points.

Operating Profit and Margin
($ in millions)          12 Weeks Ended    Change  24 Weeks Ended      Change
                         6/12/99 6/13/98    B/(W)   6/12/99  6/13/98    B/(W)
                         ------  ------    ------   -------  -------   -------
Reported
 Operating Profit          $721    $778       (7)    $1,316    $1,368     (4)
 Operating Profit
 Margin                    14.5%   14.8%     (.3)      13.0%     14.2%  (1.2)

Ongoing*
 New PepsiCo
  Operating Profit         $698    $648        8     $1,329    $1,186     12
 New PepsiCo
 Operating Profi Margin**  15.4%   17.0%    (1.6)      15.8%     16.9%  (1.1)


  *Ongoing  excludes  the  effect of an  impairment  and  restructuring charge described below.
** Based on New PepsiCo net sales before intercompany elimination.
--------------------------------------------------------------------------------

For the quarter, reported operating profit margin declined slightly when compared to the prior year. Ongoing New PepsiCo operating profit margin decreased 1.6 percentage points. The decrease primarily reflects increased corporate unallocated general and administrative expenses, increased advertising and marketing expenses and the margin impact of the Tropicana acquisition. These decreases were partially offset by higher effective net pricing. A&M grew at a faster rate than sales reflecting higher spending at Pepsi-Cola North America and at worldwide Frito-Lay.

Corporate unallocated G&A includes $31 million of nonrecurring expenses related to a shared services program. The shared services program will provide common system capabilities, data management and data processing across North America and Continental Europe. These expenses are comprised of $18 million of start-up costs and project management, development and installation expenses of $13 million. We will continue to incur project management, development and installation expenses through the remainder of the year.

Year-to-date, reported operating profit margin declined 1.2 percentage points. Ongoing New PepsiCo operating profit margin declined 1.1 percentage points. The decline reflects the margin impact of the Tropicana acquisition, increased A&M expenses and increased selling and distribution expenses at Frito-Lay International. These decreases were partially offset by higher effective net pricing. A&M grew at a faster rate than sales reflecting higher spending at Pepsi-Cola North America and at worldwide Frito-Lay.

Impairment and restructuring charge of $65 million ($40 million after-tax or $0.03 per share), recognized in the first quarter, relates to the consolidation of U.S. production to our most modern and efficient plants and streamlining logistics and transportation systems in Frito-Lay North America as part of the program to improve productivity. The restructuring is expected to generate approximately $15 million in annual savings beginning in 2000 which we expect to reinvest back into the business. See Note 4.

Interest expense, net of interest income, decreased $7 million for the quarter. This decrease, primarily in the U.S., reflects higher average investment balances and lower interest rates on debt, partially offset by higher average debt levels. Year-to-date, net interest expense increased $53 million, primarily in the U.S., due to higher average debt levels, partially offset by lower interest rates on debt and higher average investment balances. The higher average debt levels reflect increased borrowings in the second half of 1998 primarily used to finance the Tropicana acquisition, as well as an increase in debt during the first quarter of 1999 in preparation for the PBG IPO. The higher average investment balances result from the first quarter proceeds received from PBG as settlement of pre-existing intercompany amounts.

Gain on bottling transactions of $1.0 billion ($270 million after-tax or $0.18 per share) relates to the PBG and Whitman bottling transactions.

On April 6, 1999, PBG completed the sale of 100 million of its common stock at $23 per share through an initial public offering with PepsiCo retaining a noncontrolling ownership interest of 35.5%. During the first quarter, we received $5.5 billion of debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. We recognized a pre-tax gain of $1.0 billion ($476 million after- tax or $0.32 per share) in the second quarter consistent with our policy for gain recognition upon the sale of stock by a subsidiary. The majority of the taxes are expected to be deferred indefinitely. The deferred taxes substantially arise from the difference between the book and tax basis of our investment in PBG that we are required to recognize now that PBG is an unconsolidated affiliate.

On May 20, 1999, we combined PBO with the Whitman Corporation to create new Whitman. We retained a noncontrolling ownership interest of approximately 38%. The transaction resulted in an after-tax loss to us of $206 million or $0.14 per share. The net book value of our PBO businesses approximate the consideration, net of related transaction costs, that we received from Whitman and accordingly, there was no pre-tax gain on this transaction. Similar to PBG, we established deferred taxes for the difference between the book and tax basis of our investment in Whitman.

Provision for Income Taxes


($ in millions)        12 Weeks Ended   % Change  24 Weeks Ended    % Change
                       6/12/99 6/13/98    B/(W)   6/12/99 6/13/98     B/(W)
                       ------- -------   ------   ------- -------   --------
Reported
  Provision for
  income taxes           $949    $223      NM      $1,107    $392      NM
  Effective tax rate     56.1%   31.1%               50.7%   31.0%

Ongoing*
  Provision for
  income taxes           $219    $223        2       $402    $392     (3)
  Effective tax rate     31.6%   31.1%               32.2%   31.0%

*Ongoing excludes the tax effect of an impairment and restructuring charge and gain on bottling transactions described above.

NM- Not Meaningful.
--------------------------------------------------------------------------------

The reported effective tax rate, which includes the tax impact of the bottling transactions, increased 25 percentage points for the quarter. The ongoing effective tax rate increased .5 percentage point for the quarter primarily due to the absence of 1998 reserve reversals related to settlement of prior years' audit issues partially offset by lower state and local income taxes and the benefit of proportionately lower bottling income.

Year-to-date, the reported effective tax rate, which includes the tax impact of the bottling transactions, increased 19.7 percentage points. The ongoing effective tax rate increased 1.2 percentage points primarily due to the absence of 1998 reserve reversals related to settlement of prior years' audit issues partially offset by lower state and local income taxes and the benefit of proportionately lower bottling income. We expect our full-year effective tax rate to be 32.2%.

For discussion of taxes related to bottling transactions, see discussion on gain on bottling transactions beginning on page 13.

Net Income and Net Income Per Share
($ in millions except per share amounts)


                      12 Weeks Ended % Change 24 Weeks Ended  % Change
                      6/12/99 6/13/98  B/(W)  6/12/99 6/13/98   B/(W)
                      ------- ------- ------- ------- -------  -------
Net income
  Reported              $743    $494   50     $1,076    $871      24
  Ongoing*              $473    $494   (4)      $846    $871      (3)

Net income per share
  Reported             $0.49   $0.33   48      $0.71   $0.57      26**
  Ongoing*             $0.31   $0.33   (3)**   $0.56   $0.57      (1)**


  *Ongoing excludes the effect of an impairment and restructuring charge and the gain on bottling transactions described above.
** Based on unrounded amounts.
--------------------------------------------------------------------------------

For the quarter, reported net income increased $249 million and the related net income per share increased $0.16. Ongoing net income decreased $21 million and the related net income per share decreased $0.02. These decreases primarily reflect the deconsolidation of PBG and PBO operations as of the transaction closing dates. In addition, the decrease in ongoing net income per share was partially offset by the benefit of a 2% reduction in average shares outstanding.

Year-to-date reported net income increased $205 million and the related net income per share increased $0.14. Ongoing net income decreased $25 million and the related net income per share decreased $0.01. These decreases are primarily due to the deconsolidation of PBG and PBO operations as of the transaction closing dates and the increase in net interest expense. In addition, the decrease in ongoing net income per share was partially offset by the benefit of a 2% reduction in average shares outstanding.

                    PEPSICO, INC. AND SUBSIDIARIES

       SUPPLEMENTAL SCHEDULE OF NET SALES, OPERATING PROFIT AND
                           TOTAL ASSETS (a)
                      ($ in millions, unaudited)

                            12 Weeks  Ended           24 Weeks Ended
                          ------------------        ------------------
                          6/12/99     6/13/98       6/12/99    6/13/98
                          -------     -------       -------    -------
Net Sales
---------
Pepsi-Cola
-North America              $ 751       $ 717       $ 1,364    $ 1,306
-International                497         496           740        733
                            -----       -----        ------    -------
                            1,248       1,213         2,104      2,039

 Intercompany elimination     (83)       (402)        (422)      (715)
                            -----       -----         -----    -------
                            1,165         811         1,682      1,324


Frito-Lay
-North America              1,875       1,802         3,617      3,433
-International                867         806         1,654      1,564
                            -----      ------        ------      -----
                            2,742       2,608         5,271      4,997

Tropicana
                              533           -         1,032          -
                            -----      ------         -----      -----
  New PepsiCo Net Sales     4,440       3,419         7,985      6,321
Bottling Operations           542       1,839         2,111      3,290
                            -----      ------         -----      -----
 Total Net Sales           $4,982     $ 5,258       $10,096    $ 9,611
                           ======     =======       =======    =======

Operating Profit
----------------
Pepsi-Cola
-North America              $ 205       $ 200        $ 377      $ 365
-International                 44          41           60         51
                            -----       -----        -----      -----
                              249         241          437        416


Frito-Lay
-North America (b)            393         351          673        659
-International                 91          86          169        162
                             ----        ----         ----       ----
                              484         437          842        821



Tropicana                      44           -           79          -
                             ----        ----        -----      -----
  Combined Segments           777         678        1,358      1,237
Corporate Unallocated         (79)        (30)         (94)       (51)
                            -----        ----        -----      -----
New PepsiCo Operating         698         648        1,264      1,186
  Profit

Bottling Operations and
  Equity Investments           23         130           52        182
                           ------       -----      -------    -------
Operating Profit            $ 721       $ 778      $ 1,316    $ 1,368
                           ======       =====      =======    =======

                    PEPSICO, INC. AND SUBSIDIARIES

       SUPPLEMENTAL SCHEDULE OF NET SALES, OPERATING PROFIT AND
                     TOTAL ASSETS (continued) (a)
                      ($ in millions, unaudited)


Total Assets
                               6/12/99  12/26/98
Pepsi-Cola
- North America                 $ 633   $   547
- International                 1,472     1,177

Frito-Lay
- North America                 4,010     3,915
- International                 3,938     4,039

Tropicana                       3,796     3,661
Bottling Assets/Equity
 Investments                    2,459     9,106
Corporate                       3,180       215
                              -------   -------
Total Assets                  $19,488   $22,660
                              =======   =======

Notes:
(a) This schedule should be read in conjunction with Management's Discussion and Analysis beginning on page 18. Certain reclassifications were made to prior year amounts to conform to the 1999 presentation.
(b) For the 24 weeks, includes an asset impairment and restructuring charge of $65 million. See Note 4.

                       Segments of the Business


Pepsi-Cola

Our Board of Directors approved a plan in 1998 for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. On April 6, 1999, PBG completed the sale of 100 million of its common stock through an initial public offering, with PepsiCo retaining a noncontrolling ownership interest of 35.5%. On May 20, 1999, we combined certain bottling operations in the mid-western United States and Central Europe (referred to as the PepsiCo Bottling Operations) with Whitman Corporation to create new Whitman. We retained a noncontrolling ownership interest of approximately 38%. On July 10, 1999, we formed a joint venture with PepCom Industries, Inc., a Pepsi-Cola franchisee, combining bottling businesses in parts of North Carolina and New York. PepCom contributed to the joint venture bottling operations in central and eastern North Carolina and in Long Island, New York. We contributed our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest of approximately 35% in the joint venture.

In contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola business in early 1999. Our segment disclosure presents the operating results consistent with the new Pepsi-Cola organization and therefore, the prior year amounts have been reclassified to conform to the 1999 presentation. Accordingly, the results in 1998 and through the applicable transaction closing dates in 1999 of consolidated bottling operations in which we now own an equity interest are presented separately with the 1998 and first quarter 1999 equity income or loss of other unconsolidated bottling affiliates. From the applicable transaction closing dates in 1999, the equity income of those previously consolidated bottling operations and the equity income or loss of other unconsolidated bottling affiliates for the 12 weeks ended June 12, 1999 are presented separately below operating profit in the Condensed Consolidated Statement of Income. Pepsi-Cola North America results includes the North American concentrate and fountain businesses. Pepsi-Cola International results include the international concentrate business and other consolidated international bottling operations. The discussion that follows presents net sales prior to the elimination of intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.

The standard volume measure is system-wide bottler case sales. It represents PepsiCo-owned brands as well as brands we have been granted the right to produce, distribute and market nationally. Second quarter BCS includes the months of April and May. The net sales and operating profit of Pepsi-Cola International include the operating results of March, April and May.

                          Pepsi-Cola North America
                          ------------------------

                  12 Weeks Ended  % Change   24 Weeks Ended    % Change
($ in millions)   6/12/99 6/13/98  B/(W)     6/12/99 6/13/98     B/(W)


Net Sales          $751    $717       5       $1,364  $1,306       4
Intercompany
 elimination        (72)   (372)     81         (400)   (675)     41
                  -----    -----              ------  ------
Reported           $679    $345      97       $  964  $  631      53
                  =====    =====               =====  ======

Operating
Profit             $205   $ 200     2.5       $  377  $  365      31

--------------------------------------------------------------------------------

12 Weeks

Reported net sales increased $334 million due to the decrease in the intercompany elimination resulting from the deconsolidation of the PBG and PBO bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $34 million primarily due to higher concentrate pricing and volume growth. The higher concentrate pricing was partially offset by increased customer support.

BCS volume increased 3% led by the inclusion of Pepsi One, mid-single digit growth of our Mountain Dew brand and strong double digit growth of Aquafina bottled water. These gains were partially offset by a mid-single digit decline in brand Diet Pepsi and a low-single digit decline in brand Pepsi. Concentrate shipments increased 1%.

Operating profit increased $5 million due primarily to the net benefit of the higher concentrate pricing and, to a lesser extent, volume growth. These gains were partially offset by higher A&M spending led by Pepsi One. A&M grew at a faster rate than sales and at a significantly faster rate than BCS volume.


24 Weeks

Reported net sales increased $333 million due to the decrease in the intercompany elimination resulting from the deconsolidation of the PBG and PBO bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $58 million primarily due to volume growth and higher concentrate pricing. The higher concentrate pricing was partially offset by increased customer support.

BCS volume increased 4% led by the inclusion of Pepsi One, mid-single digit growth of our Mountain Dew brand and strong double digit growth of Aquafina bottled water. These gains were partially offset by a mid-single digit decline in brand Diet Pepsi and a low-single digit decline in brand Pepsi. Concentrate shipments increased 1.5%.

Operating profit increased $12 million due to the volume growth and the net benefit of higher concentrate pricing. These gains were partially offset by higher A&M spending led by Pepsi One. A&M grew at a faster rate than sales and BCS volume.

                       Pepsi-Cola International
                       ------------------------

                    12 Weeks Ended  % Change    24 Weeks Ended    % Change
($ in millions)    6/12/99  6/13/98   B/(W)     6/12/99  6/13/98     B/(W)

 Net Sales           $497     $496       -        $740     $733        1
 Intercompany
   elimination        (11)     (30)     63        (22)      (40)      45
                     ----    -----               -----    -----
 Reported            $486     $466       4       $718      $693        4
                     ====     =====               ====    =====

 Operating
 Profit              $ 44     $ 41      7        $ 60      $ 51       18


--------------------------------------------------------------------------------


12 Weeks

Reported net sales increased $20 million due to the decrease in the intercompany elimination resulting from the deconsolidation of PBG and PBO bottling operations. Before the elimination of intercompany concentrate sales, net sales remained about even with the prior year. This result reflects net contributions from acquisitions/divestitures and higher effective net pricing offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Mexico, India and Brazil, reduced net sales by 4 percentage points.

BCS decreased 3%. This decrease reflects double digit declines in Thailand, Russia, the Philippines and Brazil. These declines were partially offset by double digit growth in the India, Pakistan and China. For March through May, total concentrate shipments to franchisees, including those former wholly-owned bottlers in which we now own an equity interest, decreased 1%, the same rate as their BCS.

Operating profit increased $3 million reflecting higher effective net pricing partially offset by net losses from the acquisitions/divestitures.

24 Weeks

Reported net sales increased $25 million due to the decrease in the intercompany elimination resulting from the deconsolidation of PBG and PBO bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $7 million. This advance reflects net contributions from acquisitions/divestitures and higher effective net pricing partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Mexico, Brazil and India, reduced net sales by 3 percentage points.

BCS remained even with the prior year. This result reflects strong double digit growth in China, India and Pakistan. Offsetting these advances were double digit declines in Thailand, the Philippines, Brazil and Russia. Through May, total concentrate shipments to franchisees, including those former wholly-owned bottlers in which we now own an equity interest, decreased 1%, the same rate as their BCS.

Operating  profit increased $9 million  reflecting  higher effective net pricing
and   lower   G&A    expenses,    partially    offset   by   net   losses   from
acquisitions/divestitures.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a system-wide and constant territory basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

                        Frito-Lay North America

 ($in  millions)   12 Weeks Ended  % Change   24 Weeks Ended    % Change
                   6/12/99 6/13/98   B/(W)   6/12/99  6/13/98     B/(W)
                   ------- -------           -------  -------
 Net Sales         $1,875   $1,802     4      $3,617   $3,433       5

 Operating Profit
    Reported       $  393   $  351     12     $  673   $  659       2
    Ongoing*       $  393   $  351     12     $  738   $  659      12


*Ongoing excludes the effect of an impairment and restructuring charge of $65 million for the 24 weeks in 1999.
--------------------------------------------------------------------------------

12 Weeks

Net sales grew $73 million primarily due to increased volume.

Pound volume advanced 3.5% primarily due to double digit growth in Lay's brand potato chips, single digit growth in our core corn products, excluding the low-fat and no-fat versions, and significant growth in Cracker Jack brand products. Volume declines in our "WOW!" brand product category as a result of the high trial volume in 1998 and declines in "Baked" Lay's and "Baked" Tostitos brand products partially offset these gains.

Operating profit increased $42 million reflecting higher volume, reduced commodity costs and reduced G&A expenses. These gains were partially offset by higher A&M expenses. A&M grew at a faster rate than sales due primarily to increased promotional allowances.

24 Weeks

Net sales grew $184 million primarily due to increased volume and higher effective net pricing.

Pound volume advanced 4% led by solid single digit growth in our core corn products, excluding the low-fat and no-fat versions, and Lay's brand potato chips and significant growth in Cracker Jack brand products. Volume declines in our "Baked" Lay's and "Baked" Tostitos brand products partially offset these gains.

Reported operating profit increased $14 million. Ongoing operating profit increased $79 million reflecting the higher volume, higher effective net pricing and reduced commodity costs partially offset by higher A&M expenses. A&M grew at a faster rate than sales due primarily to increased promotional allowances.

                               Frito-Lay International

($ in millions)   12 Weeks Ended   % Change   24 Weeks Ended    % Change
                  6/12/99  6/13/98   B/(W)    6/12/99  6/13/98    B/(W)
                  -------  -------            -------  -------
Net Sales           $867     $806     8        $1,654  $1,564      6

Operating
Profit              $ 91     $ 86     6        $  169  $  162      4

--------------------------------------------------------------------------------


12 Weeks

Net sales increased $61 million. Excluding the negative impact of Brazil, due primarily to macro-economic conditions, net sales increased $84 million or 12% reflecting higher effective net pricing, higher volume and net contributions from acquisitions/divestitures. The higher effective net pricing was taken, in part, to offset the impact of weaker currencies outside of Brazil. The unfavorable foreign currency impact, primarily in Mexico, reduced net sales growth by 6 percentage points.

Salty snack kilos increased 5%. Excluding Brazil, salty snack kilos increased 4% led by double digit growth in several of our businesses in Asia and by sustained solid growth at Sabritas in Mexico. Including acquisitions/divestitures, total salty snack kilos increased an additional 5 percentage points to 10% driven primarily by a merger of salty snack food businesses in South America and an acquisition in Australia. Sweet snack kilos increased 9% primarily reflecting double digit growth by Gamesa in Mexico. Sweet snack kilos, including the effect of acquisitions/divestitures, declined 8% primarily as a result of the sales of our chocolate and biscuit businesses in Poland.

Operating profit increased $5 million. In response to macro-economic conditions in Brazil, $4 million of nonrecurring expenses were recognized to reflect actions to reduce redundant overhead and distribution systems. Excluding these expenses and the operating profit from Brazil, operating profit increased $15 million or 20% driven primarily by strong performances at Sabritas and Gamesa. The net impact of weaker foreign currencies outside of Brazil, primarily in Mexico, reduced operating profit growth by 8 percentage points. The unfavorable foreign currency impact was more than offset by higher effective net pricing.

24 Weeks

Net sales increased $90 million. Excluding the negative impact of Brazil, due primarily to macro-economic conditions, net sales increased $157 million or 11% reflecting higher effective net pricing, higher volume and net contributions from acquisitions/divestitures. The higher effective net pricing was taken, in part, to offset the net impact of weaker currencies outside of Brazil. The unfavorable foreign currency impact, primarily in Mexico, reduced net sales growth by 9 percentage points.

Salty snack kilos increased 5%. Excluding Brazil, salty snack kilos growth remained at 5% led by solid growth at Walkers in the United Kingdom, Sabritas and several of our businesses in Asia. Including acquisitions/divestitures, total salty snack kilos increased an additional 6 percentage points to 11% driven primarily by acquisitions and mergers of salty snack food businesses in Central and South America and the acquisition in Australia. Sweet snack kilos increased 4% led by strong year-to-date growth by Gamesa. Sweet snack kilos, including the effect of acquisitions/divestitures, declined 3%.

Operating profit increased $7 million. Excluding Brazil, operating profit increased $35 million or 26% driven by strong performances at Sabritas, Gamesa and Walkers. The net impact of weaker foreign currencies outside of Brazil, primarily in Mexico, reduced operating profit growth by 13 percentage points. The unfavorable foreign currency impact was more that offset by higher effective net pricing.

Tropicana

12 Weeks

Net sales were $533 million and operating profit was $44 million. Volume growth, combined with higher pricing taken to offset increases in the cost of oranges, drove operating performance.


24 Weeks

Net sales were $1.0 billion and operating profit was $79 million. Volume growth, combined with higher pricing taken to offset increases in the cost of oranges, drove operating performance.


                                    Cash Flows

Our 1999 consolidated cash and cash equivalents increased $1.4 billion compared to a $1.6 billion decrease in 1998. The change primarily reflects net proceeds from the issuance of debt in 1999 versus net payments in 1998 and lower share repurchase activity in 1999. The comparative increases were partially offset by the use of the debt proceeds to purchase short-term investments compared to the liquidation of our investment portfolios in 1998.

Our share repurchase activity was as follows:


                                24 Weeks Ended
                            ---------------------
($ and shares in millions)   6/12/99      6/13/98
                            ----------  ---------

Cost                             $506     $1,723
Number of shares
repurchased                      13.8       45.6
% of shares outstanding at
 beginning of year                0.9%       3.0%

                          Liquidity and Capital Resources

As of year-end 1998, we maintained $4.75 billion of revolving credit facilities. Of the $4.75 billion total, $3.1 billion expired March 26, 1999 and was not renewed due to our reduced borrowing needs. The remaining $1.65 billion was cancelled on June 18, 1999 and replaced with a $900 million facility expiring June 2004 and $600 million facility expiring June 2000. These credit facilities exist largely to support issuances of short-term debt. At June 12, 1999, $900 million of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through existence of the unused revolving facilities to refinance these borrowings. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

As discussed in Management's  Discussion and Analysis - Segments of the Business
- Pepsi-Cola, our Board of Directors approved a plan in 1998 for the separation from PepsiCo of PBG. PBG completed an IPO on April 6, 1999. In preparation for the IPO, PBG and its principal operating subsidiary, Bottling Group, LLC incurred, in February and March of 1999, $6.55 billion of indebtedness. Of the $6.55 billion, $3.25 billion was repaid by PBG with the proceeds of the IPO and the issuance of long-term debt. PepsiCo has unconditionally guaranteed $2.3 billion of the remaining $3.3 billion of Bottling Group, LLC long-term debt. During the first quarter, we received $5.5 billion of the debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. These proceeds were partially used to repay a portion of our short-term borrowings and the remaining amount was invested in cash equivalents and short-term investments. We plan to use these investments for general corporate purposes, including future debt repayments, acquisitions and share repurchases.

In connection with the Whitman transaction completed on May 20, 1999, we will generate net cash proceeds of $300 million.

The deconsolidation of the PBG and PBO operations resulted in declines in current assets, intangible assets, property, plant and equipment, net, current liabilities and long-term debt and in an increase in investments in unconsolidated affiliates.

There are no significant changes in our market risk from year-end. Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.


                                       EURO

On January 1, 1999, eleven of fifteen member countries of the European Union fixed conversion rates between their existing currencies ("legacy currencies") and one common currency-the EURO. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new EURO-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate EURO-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the middle of 2001 if not already addressed in conjunction with Year 2000 remediation. We do not expect the system and equipment conversion costs to be material. To date, one common currency has not had a significant impact on pricing. However, due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

                                     Year 2000

Each of our business segments and corporate headquarters have teams in place to identify and address Year 2000 compliance issues. Information technology systems with non-compliant code are being modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily systems embedded in manufacturing and other facilities. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers, franchisees, financial institutions and other third parties and with developing contingency plans where necessary.

Key information technology systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are already completed for approximately 98% of the systems with the systems back in operation. The completion of substantially all of the remaining systems is planned for the third quarter of 1999. Inventories and assessments of non-IT systems have been completed and remediation activities are under way with a third quarter 1999 target completion date.

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

During 1998, we identified critical suppliers, customers, financial institutions, and other third parties and surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, are being finalized and tested where feasible in the second half of 1999.

In addition, independent consultants completed in 1998 a survey of the state of readiness of our significant bottling franchisees. Such surveys identified readiness issues for certain international bottlers and, therefore, potential risk to us. Our current assessment of international bottlers comprising approximately 95% of international volume indicates that bottlers representing 3% of the international volume are currently at risk. Divisional personnel are providing these bottlers with self assessment tools to identify areas still needing attention. We are also providing assistance to the franchisees with processes and with certain manufacturing equipment compliance data. Our contingency planning includes specific focus on those bottlers that remain at risk at the end of the second quarter.

Incremental costs directly related to Year 2000 issues for New PepsiCo are estimated to be $113 million from 1998 to 2000, of which $87 million or 77% has been spent to date. The remaining spending includes costs related to contingency plans. Currently, approximately 27% of the total estimated spending represents costs to repair systems while approximately 53% represents costs to replace and rewrite software. This estimate assumes that we will not incur significant Year 2000 related costs on behalf of our suppliers, customers, franchisees, financial institutions or other third parties. Costs incurred prior to 1998 were immaterial. Excluded from the estimated incremental costs for New PepsiCo for the 3 year period are approximately $30 million of internal recurring costs related to our Year 2000 efforts.

Contingency plans for Year 2000 related interruptions are being finalized. The plans include, but are not limited to, the development of emergency backup and recovery procedures, the staffing of a centralized team to react to unforeseen events, remediation of existing systems parallel with installation of new systems, replacement of electronic applications with manual processes, identification of alternate suppliers and increases in raw material and finished goods inventory levels.

Our most likely worst case scenarios would involve the temporary inability of bottling franchisees to manufacture or bottle some products in certain locations, of suppliers to provide raw materials on a timely basis and of some customers to order and pay on a timely basis.

Our Year 2000 efforts are ongoing and our overall plan, including our contingency plans, will be modified to take into account new information when available. While we anticipate no major interruption of our business activities, that will be dependent in part upon the ability of third parties, particularly bottling franchisees, to be Year 2000 compliant. Although we have implemented the actions described above to address third party issues, we are not able to require the compliance actions by such parties. Accordingly, while we believe our actions in this regard should have the effect of mitigating Year 2000 risks, we are unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on our operating results.

                      Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of June 12, 1999 and the related condensed consolidated statements of income and comprehensive income for the twelve and twenty-four weeks ended June 12, 1999 and June 13, 1998 and the condensed consolidated statement of cash flows for the twenty-four weeks ended June 12, 1999 and June 13, 1998. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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


New York, New York
July 20, 1999

                    PART II - OTHER INFORMATION AND SIGNATURES


Item 4. Submission of Matters to a Vote of Security Holders (a) PepsiCo's Annual Meeting of Shareholders was held on May 5, 1999.

            (c) Certain  proposals  voted  upon at the Annual  Meeting,  and the number of votes cast for, against and abstentions with respect to each, were as follows:

            Description of Proposals        Number of Shares (in millions)
                                               For   Against   Abstain
            Approval of the appointment
            of KPMG LLP as
            independent auditors.             1,247        4       5

            Shareholders' proposal
            concerning a Report on Executive
            Compensation - Financial and
            Social Accountability                74      930      24

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits

                See Index to Exhibits on page 30.

            (b) Reports on Form 8-K

                PepsiCo filed a current report on Form 8-K dated April 21, 1999 reporting under Item 2, the Acquisition or Disposition of Assets information related to the public sale of The Pepsi Bottling Group, Inc.'s common stock and under Item 7(b), Pro Forma Information, of PepsiCo reflecting the PBG transaction and other bottling transactions.

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                   PEPSICO, INC.
                                                  (Registrant)






Date:    July 26, 1999                          Michael D.White
         ----------------                    ----------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer






Date:     July 26, 1999                         Lawrence F.Dickie
----------------------------                 ----------------------------------
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


Exhibit 27           Financial Data Schedule 24 Weeks Ended June 12, 1999