Form 10-Q
period 1999-09-04
PEPSICO INC
filed 1999-10-18
CIK 77476



                                    FORM 10-Q
                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---
For the quarterly period ended  September 4, 1999   (12 and 36 Weeks Ended)
                                ---------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number  1-1183
                                [GRAPHIC OMITTED]


                                    PEPSICO, INC.
                   (Exact name of registrant as specified in its charter)

         North Carolina                         13-1584302
        ----------------                        ----------
(State or other jurisdiction of                     (I.R.S.
Employer incorporate or organization)           Identification No.)

     700 Anderson Hill Road, Purchase, New York         10577
     ------------------------------------------         -----
(Address of principal executive offices)           (Zip Code)

                                 914-253-2000
                                 ------------
                    (Registrant's telephone number, including area code)

                               N/A
                              -----
(Former  name,  former  address and former  fiscal year,  if changed  since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO

Number of shares of Capital Stock outstanding as of October 1, 1999:
1,455,698,379





                         PEPSICO, INC. AND SUBSIDIARIES

                                      INDEX


                                                                              Page No.

 Part I      Financial Information

       Condensed Consolidated Statement of Income -
         12 and 36 weeks ended September 4, 1999 and September 5, 1998          2

       Condensed Consolidated Statement of Cash Flows -
         36 weeks ended September 4, 1999  and September 5, 1998                3

       Condensed Consolidated Balance Sheet -
         September 4, 1999  and December 26, 1998                              4-5

       Condensed  Consolidated  Statement  of  Comprehensive  Income -
         12 and 36 weeks ended September 4, 1999 and September 5, 1998          6

       Notes to Condensed Consolidated Financial Statements                    7-10

       Management's Discussion and Analysis of Operations,
         Cash Flows, Liquidity and Capital Resources, Year 2000 and EURO      11-26

       Independent Accountants' Review Report                                  27

Part II  Other Information and Signatures                                     28-29





                         PART I - FINANCIAL INFORMATION

                         PEPSICO, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in millions except per share amounts, unaudited)


                                                   12 Weeks Ended         36 Weeks Ended
                                                 -------------------    ------------------
                                                   9/4/99   9/5/98        9/4/99    9/5/98
                                                 ---------  --------    --------  --------
Net Sales
 New PepsiCo..............................         $4,579   $3,401       $12,564   $ 9,722
 Bottling operations......................             12    2,143         2,123     5,433
                                                 ---------  --------    --------  --------
  Total Net Sales.........................          4,591    5,544        14,687    15,155

Costs and Expenses, net
 Cost of sales............................          1,793    2,283         5,945     6,181
 Selling, general and administrative expenses       2,025    2,326         6,483     6,581
 Amortization of intangible assets........             35       46           140       136
 Impairment and restructuring charge......              -        -            65         -
                                                 ---------  --------    --------  --------
  Total Costs and Expenses, net...........          3,853    4,655        12,633    12,898

Operating Profit
 New PepsiCo..............................            737      707         2,001     1,893
 Bottling operations and equity investments             1      182            53       364
                                                 ---------  --------    --------  --------
  Total Operating Profit..................            738      889         2,054     2,257

Bottling equity income, net...............             58        -            83         -
Gain on bottling transactions.............              -        -         1,000         -
Interest expense..........................            (72)     (89)         (300)     (241)
Interest income...........................             26       12            96        59
                                                 ---------  --------    --------  --------
  Income Before Income Taxes..............            750      812         2,933     2,075
Provision for Income Taxes................            266       51         1,373       443
                                                 ---------  --------    --------  --------
Net Income................................         $  484   $  761       $ 1,560   $ 1,632
                                                 =========  ========    ========  ========
Income Per Share - Basic..................         $ 0.33   $ 0.52       $  1.06   $  1.10
                                                 =========  ========    ========  ========

Average Shares Outstanding - Basic........          1,463    1,473         1,470     1,485


Income Per Share - Assuming Dilution......         $ 0.32   $ 0.50       $  1.04   $  1.07
                                                 =========  ========    ========  ========

Average Shares Outstanding - Assuming Dilution      1,492    1,511         1,502     1,526

Cash Dividends Declared Per Share.........         $0.135   $ 0.13       $  0.40   $ 0.385

                             See accompanying notes.



                         PEPSICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions, unaudited)

                                                       36 Weeks Ended
                                                     ------------------
                                                       9/4/99    9/5/98
                                                     --------  --------
Cash Flows - Operating Activities
  Net income....................................      $ 1,560    $1,632
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Gain on bottling transactions..............       (1,000)       -
     Bottling equity income, net................          (83)       -
     Depreciation and amortization..............          726       792
     Deferred income taxes......................          541       129
     Other noncash charges and credits, net ....          385       122
   Net change in operating working capital......         (287)     (751)
                                                     --------  --------
Net Cash Provided by Operating Activities.......        1,842     1,924
                                                     --------  --------

Cash Flows - Investing Activities
  Capital spending..............................         (663)     (821)
  Acquisitions and investments in unconsolidated
   affiliates...................................         (356)   (4,141)
  Sales of businesses...........................          464        20
  Short-term investments, by original maturity
   More than three months - purchases...........       (1,740)     (368)
   More than three months - maturities..........        1,763       432
   Three months or less, net....................          (12)      682
  Other, net....................................          (38)       27
                                                     --------  --------
Net Cash Used for Investing Activities..........         (582)   (4,169)
                                                     --------  --------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt.....        3,270       972
  Payments of long-term debt....................       (1,131)   (1,382)
  Short-term borrowings, by original maturity
   More than three months - proceeds............        3,399     2,694
   More than three months - payments............       (2,388)     (137)
   Three months or less, net....................       (2,930)      900
  Cash dividends paid...........................         (581)     (566)
  Share repurchases.............................         (986)   (2,188)
  Proceeds from exercises of stock options......          253       351
                                                     --------  --------
Net Cash (Used for)/Provided by Financing Activities   (1,094)      644
                                                     --------  --------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents..............................            1       (1)
                                                     --------  --------
Net Increase/(Decrease) in Cash and Cash Equivalents      167    (1,602)
Cash and Cash Equivalents - Beginning of year...          311     1,928
                                                     --------  --------
Cash and Cash Equivalents - End of period.......     $    478   $   326
                                                     ========  ========

                             See accompanying notes.
                                       -3-


                         PEPSICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                     ASSETS

                                                             (Unaudited)
                                                                 9/4/99    12/26/98
                                                              ---------   ---------
Current Assets
 Cash and cash equivalents.........................             $   478     $   311
 Short-term investments, at cost...................                  72          83
                                                              ---------   ---------
                                                                    550         394
 Accounts and notes receivable, less
   allowance:  9/99 - $82, 12/98 - $127............               1,663       2,453

 Inventories
   Raw materials and supplies......................                 423         506
   Work-in-process.................................                 125          70
   Finished goods..................................                 297         440
                                                              ---------   ---------
                                                                    845       1,016
 Prepaid expenses, deferred income taxes and
   other current assets............................                 539         499
                                                              ---------   ---------
     Total Current Assets..........................               3,597       4,362

Property, Plant and Equipment......................               8,371      13,110
Accumulated Depreciation...........................              (3,413)     (5,792)
                                                              ---------   ---------
                                                                  4,958       7,318

Intangible Assets, net
   Goodwill........................................               3,896       5,131
   Reacquired franchise rights.....................                  72       3,118
   Other intangible assets.........................                 725         747
                                                              ---------   ---------
                                                                  4,693       8,996

Investments in Unconsolidated Affiliates...........               2,859       1,396
Other Assets.......................................                 614         588
                                                              ---------   ---------

     Total Assets..................................             $16,721     $22,660
                                                              =========   =========







                             Continued on next page.


                         PEPSICO, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (continued)
                      (in millions except per share amount)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         (Unaudited)
                                                              9/4/99   12/26/98
                                                           ---------   --------
Current Liabilities
  Short-term borrowings............................          $    94     $3,921
  Accounts payable.................................              790      1,180
  Accrued compensation and benefits................              535        676
  Accrued selling and marketing....................              519        596
  Other current liabilities........................            1,216      1,418
  Income taxes payable.............................              248        123
                                                           ---------   --------
   Total Current Liabilities.......................            3,402      7,914

Long-term Debt.....................................            2,641      4,028

Other Liabilities..................................            2,479      2,314

Deferred Income Taxes..............................            1,317      2,003

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per share:
   authorized 3,600 shares, issued 9/99 and 12/98 -
   1,726 shares....................................               29         29
  Capital in excess of par value...................            1,136      1,166
  Retained earnings................................           13,774     12,800
  Accumulated other comprehensive loss.............             (951)    (1,059)
                                                           ---------   --------
                                                              13,988     12,936
Less:    Repurchased Shares, at Cost:
  9/99 - 266 shares, 12/98 - 255 shares............           (7,106)    (6,535)
                                                           ---------   --------

   Total Shareholders' Equity......................            6,882      6,401
                                                           ---------   --------

     Total Liabilities and Shareholders' Equity....          $16,721    $22,660
                                                           =========   ========








                             See accompanying notes.



                         PEPSICO, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT
                             OF COMPREHENSIVE INCOME
                            (in millions, unaudited)

                                                  12 Weeks Ended     36 Weeks Ended
                                                 ----------------   -----------------
                                                  9/4/99   9/5/98    9/4/99    9/5/98
                                                 -------   ------   -------   -------

Net Income..................................        $484     $761    $1,560    $1,632

Other Comprehensive Income/(Loss)
  Currency translation adjustment...........          14      (32)      (86)     (104)
   Reclassification adjustment, for items
    realized in net income..................           -       15       174        24
                                                 -------   ------   -------   -------
                                                      14      (17)       88       (80)

  Minimum pension liability adjustment,
    net of tax benefit of $11...............           -        -        20         -
                                                 -------   ------   -------   -------

                                                      14      (17)      108       (80)
                                                 -------   ------   -------   -------
Comprehensive Income........................        $498     $744    $1,668    $1,552
                                                 =======   ======   =======   =======























                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES
                                   (unaudited)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (all per share information computed using average shares outstanding, assuming dilution)

(1) Our Condensed Consolidated Balance Sheet at September 4, 1999 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 4, 1999 and September 5, 1998 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 4, 1999 and September 5, 1998 have not been audited, and have been prepared in conformity with the accounting principles applied in our 1998 Annual Report on Form 10-K for the year ended December 26, 1998. In our opinion, this information includes normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

(2) In 1998, our Board of Directors approved a plan for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United
States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. On April 6, 1999, PBG completed the sale of 100 million shares of its common stock at $23 per share through an initial public offering with PepsiCo retaining a noncontrolling ownership interest of 35.5%. During the first quarter, we received $5.5 billion of debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. We recognized a pre-tax gain of $1.0 billion ($476 million after-tax or $0.32 per share) in the second quarter consistent with our policy for gain recognition upon the sale of stock by a subsidiary. The majority of the taxes are expected to be deferred indefinitely.

On May 20, 1999, we combined certain bottling operations in the midwestern United States and Central Europe (referred to as the PepsiCo Bottling Operations) with the Whitman Corporation, a publicly traded corporation, to create new Whitman. We retained a noncontrolling ownership interest of approximately 38% in new Whitman. The transaction resulted in an after-tax loss to PepsiCo of $206 million or $0.14 per share.

On July 10, 1999, we formed a business venture with PepCom Industries, Inc., a Pepsi-Cola franchisee, combining bottling businesses in parts of North Carolina and New York. PepCom contributed bottling operations in central and eastern North Carolina and in Long Island, New York to the venture. We contributed our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest in the venture of 35%. The transaction was accounted for as a nonmonetary exchange for book purposes. A portion of the transaction was taxable which resulted in income tax expense of $25 million or $0.02 per share.

(3) We own approximately 35% of PBG's outstanding common stock, 100% of its class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary. This ownership gives PepsiCo economic ownership of approximately 40% of PBG's combined operations. We account for our investment using the equity method of accounting. Summarized financial information of PBG follows:

                          12 Weeks Ended       36 Weeks Ended
($ in millions)           9/4/99   9/5/98     9/4/99    9/5/98
                         -------   ------     ------   -------
Net sales                 $2,036   $1,963     $5,319    $4,989
Gross profit              $  874   $  794     $2,276    $2,053
Operating income          $  205   $  156     $  339    $  298
Net income                $   92   $   45     $  109    $   61

                                            -7-




Summarized financial information of PBG, continued.


($ in millions)                 9/4/99    12/26/98
                               -------    --------
Current assets                  $1,717      $1,318
Noncurrent assets                6,127       6,004
                               -------    --------
     Total assets               $7,844      $7,322
                               =======    ========

Current liabilities             $1,087      $1,025
Noncurrent liabilities           4,782       6,535
Minority interest                  278           -
                               -------    --------
     Total liabilities          $6,147      $7,560
                               =======    ========

The net assets transferred to PBG as of April 6, 1999 primarily consisted of the following:

($ in millions)
Property, plant and equipment, net              $2,106
Goodwill                                        $1,097
Reacquired franchise rights and other
intangibles                                     $2,734
Long-term debt                                  $3,306

Based upon the quoted closing price of PBG shares on September 4, 1999, the calculated market value of our investment in PBG would have exceeded its carrying value by approximately $528 million.

(4)   Asset Impairment and Restructuring

($ in millions except per share amount)      36 Weeks Ended
                                                  9/4/99
                                                 -------
Asset impairment charges
------------------------
Held and used in the business
  Property, plant and equipment                    $   8
Held for disposal/abandonment
  Property, plant and equipment                       29
                                                 -------
   Total asset impairment                             37

Restructuring charges
---------------------
Employee related costs                                19
Other charges                                          9
                                                 -------
   Total restructuring                                28
                                                 -------
Total impairment and restructuring charge          $  65
                                                 =======
  After-tax                                        $  40
                                                 =======
  Per share                                        $0.03
                                                 =======


In the first quarter of 1999, Frito-Lay North America recognized a charge of $65 million related to the closure of three plants and impairment of equipment. The restructuring charges of $28 million primarily include severance costs for approximately 860 employees and plant closing costs. Year-to-date, approximately 505 of the terminations have occurred. The remaining terminations are expected to occur in the fourth quarter of 1999.
                                            -8-


Analysis of restructuring reserve for total PepsiCo:

                                              Employee    Facility    Third Party
($ in millions)                                Related     Closure    Termination   Other    Total
                                               -------     -------    -----------   -----   ------

Balance at December 26, 1998                     $ 42        $ 9         $ 62        $ 1      $114
     1999 restructuring charges                    19          7            -          2        28
     Cash payments                                (17)        (3)         (46)        (1)      (67)
     Separation of The Pepsi Bottling Group       (25)        (5)          (5)         -       (35)
                                                -----       ----        -----       ----    ------
Balance at September 4, 1999                     $ 19        $ 8         $ 11        $ 2      $ 40
                                                =====       ====        =====       ====    ======


(5) Through the 36 weeks ended September 4, 1999, we repurchased 27 million shares of our capital stock at a cost of $986 million. From September 6, 1999 through October 14, 1999, we repurchased 5.4 million shares at a cost of $180 million.

(6)   Schedule of Accumulated Other Comprehensive Loss

                                         Currency     Minimum         Accumulated
                                        Translation   Pension            Other
   ($ in millions)                      Adjustment   Liability    Comprehensive Loss

Balance, December 26, 1998                $(1,039)       $(20)          $(1,059)
Other comprehensive income                     88          20               108
                                         --------       -----          --------
Balance, September 4, 1999                $  (951)       $  -           $  (951)
                                         ========       =====          ========

Reclassification adjustments were made to other comprehensive income for the 36 weeks ended September 4, 1999. These adjustments primarily include the effects of the PBG and PBO bottling transactions.

(7)   Schedule of Noncash Investing and Financing Activities

 ($ in millions)                        9/4/99     9/5/98
                                        ------    -------
 Fair value of assets acquired           $ 491    $ 4,291
 Cash paid                                (356)    (4,141)
                                        ------    -------
 Liabilities assumed                     $ 135    $   150
                                        ======    =======

(8)   Derivatives
During the quarter, we entered into equity derivative contracts with financial institutions in the notional amount of $54 million. These prepaid forward contracts hedge a portion of our deferred compensation liability which is based on PepsiCo stock price. The change in the fair value of these contracts resulted in $7 million of expense which was included as interest for the 12 weeks ended September 4, 1999.

(9)   Revolving Credit Facilities
As of year-end 1998, we maintained $4.75 billion of revolving credit facilities. Of the $4.75 billion total, $3.1 billion expired March 26, 1999 and was not renewed due to our reduced borrowing needs. The remaining $1.65 billion was cancelled on June 18, 1999 and replaced with a $900 million facility expiring June 2004 and a $600 million facility expiring June 2000. These credit facilities exist largely to support issuances of short-term debt. At expiration, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. At September 4, 1999, $900 million of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of the unused revolving facilities to refinance these borrowings.
                                            -9-

(10) In the fourth quarter 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." In contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola business in 1999. Our disclosure presents the operating results consistent with the new Pepsi-Cola organization and, therefore, the prior year amounts have been reclassified to conform to the 1999 presentation. Accordingly, the results in 1998 and through the applicable transaction closing dates in 1999 of consolidated bottling operations in which we now own an equity interest are presented separately with the 1998 and first quarter 1999 equity income or loss of other unconsolidated bottling affiliates. From the applicable transaction closing dates in 1999, the equity income of those previously consolidated bottling operations and the equity income or loss of other unconsolidated bottling affiliates for the second and third quarters of 1999 are presented separately below operating profit in the Condensed Consolidated Statement of Income. The combined results for the new Pepsi-Cola organization, Frito-Lay, Frito-Lay International and Tropicana are referred to as new PepsiCo. See page 16 and 17 for segment information.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, and have not yet made a determination of the impact that adoption will have on our consolidated financial statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS,
              LIQUIDITY AND CAPITAL RESOURCES, YEAR 2000 AND EURO

                                     General
Cautionary Statements
---------------------
From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance, Year 2000 risks, the impact of the Euro conversion and the impact of current global macro-economic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

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

International Market Risks
--------------------------
Macro-economic conditions in portions of South America and Asia Pacific have negatively impacted our results. We have taken actions in these markets to respond to these conditions, such as prudent pricing aimed at sustaining volume, renegotiating terms with suppliers and securing local currency supply alternatives. However, macro-economic conditions may continue to adversely impact our results in the near term.

Accounting Standards
--------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, and have not yet made a determination of the impact that adoption will have on our consolidated financial statements.


                       Analysis of Consolidated Operations
Net Sales
($ in millions)      12 Weeks Ended    % Change       36 Weeks Ended     % Change
                     9/4/99   9/5/98    B/(W)        9/4/99     9/5/98    B/(W)
                    -------   ------    -----       -------   --------    -----

Reported             $4,591   $5,544     (17)       $14,687    $15,155      (3)
                    =======   ======                =======   ========

New PepsiCo          $4,579   $3,401     35         $12,564   $  9,722       29
Intercompany
  elimination *           -      437     NM             422      1,152       NM
                    -------   ------                -------   --------
New PepsiCo before
  elimination        $4,579   $3,838     19         $12,986    $10,874       19
                    =======   ======                =======   ========


* Reflects intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.
NM- Not Meaningful.
--------------------------------------------------------------------------------
Reported net sales declined $953 million for the quarter reflecting the deconsolidation of PBG, PBO and PepCom operations as of the transaction closing dates, partially offset by the inclusion of Tropicana. New PepsiCo net sales, before the intercompany elimination, increased $741 million or 19%. This increase primarily reflects the inclusion of Tropicana, volume gains at worldwide Frito-Lay and higher effective net pricing at worldwide Frito-Lay and Pepsi-Cola North America.

Year-to-date reported net sales decreased $468 million reflecting the deconsolidation of PBG, PBO and PepCom operations as of the transaction closing dates, partially offset by the inclusion of Tropicana. New PepsiCo net sales, before the intercompany elimination, increased $2.1 billion or 19%. This increase primarily reflects the inclusion of Tropicana, volume gains at worldwide Frito-Lay and higher effective net pricing at worldwide Frito-Lay and Pepsi-Cola North America. These advances were partially offset by an unfavorable foreign currency impact. The unfavorable foreign currency impact, primarily in Mexico and Brazil, reduced new PepsiCo net sales by 2 percentage points.

Operating Profit and Margin

($ in millions)                    12 Weeks Ended     Change     36 Weeks Ended     Change
                                   9/4/99    9/5/98   B/(W)      9/4/99    9/5/98   B/(W)
                                   ------   -------   -----      ------   -------   -----
Reported
  Total Operating Profit             $738      $889   (17)%      $2,054    $2,257    (9)%
  Operating Profit Margin           16.1%     16.0%    0.1        14.0%     14.9%    (0.9)

Ongoing*
  New PepsiCo
    Operating Profit                 $737      $707     4%       $2,066    $1,893      9%
  New PepsiCo
    Operating Profit Margin**       16.1%     18.4%   (2.3)       15.9%     17.4%    (1.5)

*Ongoing excludes the effect of an impairment and restructuring charge described below.
**Based on new PepsiCo net sales before intercompany elimination.
--------------------------------------------------------------------------------------------

For the quarter, reported operating profit margin was comparable with the prior year. Ongoing new PepsiCo operating profit margin decreased 2.3 percentage points. The decrease primarily reflects the margin impact of the Tropicana acquisition, increased general and administrative expenses and increased A & M expenses at Pepsi-Cola North America and at worldwide Frito-Lay. These decreases were partially offset by the margin impact of higher effective net pricing.

Corporate G&A for the 12 weeks includes $18 million of nonrecurring expenses and $53 million for the 36 weeks related to the start-up, project management, development and installation of a shared services program. The shared services program will provide common system capabilities, data management and data processing across North America and Continental Europe. We expect to incur project management, development and installation expenses through the remainder of the year.

Year-to-date, reported operating profit margin declined 0.9 percentage points. Ongoing new PepsiCo operating profit margin declined 1.5 percentage points. The decline reflects the margin impact of the Tropicana acquisition, increased A&M expenses at Pepsi-Cola North America and at worldwide Frito-Lay and increased general and administrative expenses. These decreases were partially offset by the margin impact of higher effective net pricing.

Impairment and restructuring charge of $65 million ($40 million after-tax or $0.03 per share), recognized in the first quarter of 1999, relates to the consolidation of U.S. production to our most modern and efficient plants and streamlining logistics and transportation systems in Frito-Lay North America as part of the program to improve productivity. The restructuring is expected to generate approximately $15 million in annual savings beginning in 2000 which we expect to reinvest back into the business. See Note 4.

Interest expense, net of interest income, decreased $31 million for the quarter. This decrease, primarily in the U.S., reflects higher average investment balances and lower average debt levels. The lower average debt levels reflect the late third quarter repayment from investment balances of borrowings used to finance the Tropicana acquisition. Year-to-date, net interest expense increased $22 million, due to higher average debt levels, partially offset by lower interest rates on debt and higher average investment balances. The higher average year-to-date debt levels reflect the increased borrowings to finance the Tropicana acquisition in the second half of 1998, as well as an increase in debt during the first quarter of 1999 in preparation for the PBG IPO. The higher average investment balances result from the first quarter proceeds received from PBG as settlement of pre-existing intercompany amounts.

Gain on bottling transactions of $1.0 billion ($270 million after-tax or $0.18 per share) relates to the PBG and Whitman bottling transactions.

On April 6, 1999, PBG completed the sale of 100 million shares of its common stock at $23 per share through an initial public offering with PepsiCo retaining a noncontrolling ownership interest of 35.5%. During the first quarter, we received $5.5 billion of debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. We recognized a pre-tax gain of $1.0 billion ($476 million after- tax or $0.32 per share) in the second quarter consistent with our policy for gain recognition upon the sale of stock by a subsidiary. The majority of the taxes are expected to be deferred indefinitely. The deferred taxes substantially arise from the difference between the book and tax basis of our investment in PBG that we are required to recognize now that PBG is an unconsolidated affiliate.

On May 20, 1999, we combined PBO with the Whitman Corporation, a publicly traded corporation, to create new Whitman. We retained a noncontrolling ownership interest in new Whitman of approximately 38%. The transaction resulted in an after-tax loss to us of $206 million or $0.14 per share. The net book value of our PBO businesses approximated the consideration, net of related transaction costs, that we received from Whitman and accordingly, there was no pre-tax gain on this transaction. Similar to PBG, we established deferred taxes for the difference between the book and tax basis of our investment in Whitman.

On July 10, 1999, we formed a business venture with PepCom Industries, Inc. We contributed our bottling operations in North Carolina in exchange for a noncontrolling ownership interest of 35%. The transaction was accounted for as a nonmonetary exchange for book purposes. A portion of the transaction was taxable which resulted in an income tax expense of $25 million or $0.02 per share.

Provision for Income Taxes

($ in millions)                 12 Weeks Ended   % Change      36 Weeks Ended    % Change
                                9/4/99   9/5/98   B/(W)       9/4/99   9/5/98      B/(W)
                                ------   ------   -----       ------   ------      -----
Reported
  Provision for income taxes      $266     $ 51    NM        $1,373      $443        NM
  Effective tax rate             35.5%     6.3%               46.8%     21.3%

Ongoing*
  Provision for income taxes      $241     $251    (4)       $  643      $643        -
  Effective tax rate             32.2%    30.9%               32.2%     31.0%

*Ongoing excludes the tax effect of the 1999 impairment and restructuring charge and bottling transactions as well as the 1998 income tax benefit.
NM- Not Meaningful.
--------------------------------------------------------------------------------
The reported effective tax rate, which includes the tax impact of the PepCom bottling transaction, increased over 29 percentage points for the quarter. In the third quarter of 1998, PepsiCo recorded an income tax benefit of $200 million (or $0.13 per share) related to a tax case concerning concentrate operations in Puerto Rico. Excluding this benefit and the tax effect of the PepCom transaction, the ongoing effective tax rate increased 1.3 percentage points for the quarter. The increase resulted primarily from the absence of 1998 settlements of prior years' audit issues offset by the benefit of proportionately lower bottling income.

Year-to-date, the reported effective tax rate increased over 25 percentage points. The ongoing effective tax rate increased 1.2 percentage points. The increase resulted primarily from the absence of settlements of 1998 prior years' audit issues offset by the benefit of proportionately lower bottling income. We expect our full-year effective tax rate to be 32.2%.

For discussion of taxes related to bottling transactions, see Gain on bottling transactions beginning on page 13.


Net Income and Net Income Per Share
($ in millions except per share amounts)
                           12 Weeks Ended   % Change  36 Weeks Ended  % Change
                           9/4/99   9/5/98   B/(W)    9/4/99  9/5/98    B/(W)
                           ------   ------   -----    ------  ------    -----
Net income
  Reported                  $ 484    $ 761   (36)     $1,560  $1,632      (4)
  Ongoing*                  $ 509    $ 561    (9)     $1,355  $1,432      (5)

Net income per share
  Reported                  $0.32    $0.50   (36)     $ 1.04   $1.07      (3)
  Ongoing*                  $0.34    $0.37    (8)     $ 0.90   $0.94      (4)

  *Ongoing excludes the effect of the 1999 impairment and  restructuring  charge and bottling transactions as well as the 1998 income tax benefit.
--------------------------------------------------------------------------------------------

For the quarter, reported net income decreased $277 million and the related net income per share decreased $0.18. Ongoing net income decreased $52 million and the related net income per share decreased $0.03. These decreases primarily reflect the deconsolidation of PBG, PBO and PepCom operations as of the transaction closing dates. The decreases were partially offset by an increase in new PepsiCo operating profit.

Year-to-date reported net income decreased $72 million and the related net income per share decreased $0.03. Ongoing net income decreased $77 million and the related net income per share decreased $0.04. These decreases primarily reflect the deconsolidation of PBG, PBO and PepCom operations as of the transaction closing dates. The decreases were partially offset by an increase in new PepsiCo operating profit. In addition, the decrease in ongoing net income per share was partially offset by the benefit of a 2% reduction in average shares outstanding.



                         PEPSICO, INC. AND SUBSIDIARIES

                  SUPPLEMENTAL SCHEDULE OF NET SALES, OPERATING PROFIT AND
                                      TOTAL ASSETS (a)
                           ($ in millions, unaudited)

                                  12 Weeks Ended         36 Weeks Ended
                                 ----------------      -------------------
Net Sales                         9/4/99   9/5/98        9/4/99     9/5/98
                                 -------   ------      --------   --------
Pepsi-Cola
-North America                    $  774   $  758       $ 2,138    $ 2,064
-International                       504      474         1,244      1,207
                                 -------   ------      --------   --------
                                   1,278    1,232         3,382      3,271
Intercompany elimination               -     (437)         (422)    (1,152)
                                 -------   ------      --------   --------
                                   1,278      795         2,960      2,119
Frito-Lay
-North America                     1,915    1,821         5,532      5,254
-International                       869      785         2,523      2,349
                                 -------   ------      --------   --------
                                   2,784    2,606         8,055      7,603

Tropicana                            517        -         1,549          -
                                 -------   ------      --------   --------
  New PepsiCo Net Sales            4,579    3,401        12,564      9,722
  Bottling Operations                 12    2,143         2,123      5,433
                                 -------   ------      --------   --------
  Total Net Sales                 $4,591   $5,544       $14,687    $15,155
                                 =======   ======      ========   ========

Operating Profit
Pepsi-Cola
-North America                      $174     $210        $  551     $  575
-International                        55       55           115        106
                                 -------   ------      --------   --------
                                     229      265           666        681
Frito-Lay
-North America (b)                   417      373         1,090      1,032
-International                        99       90           268        252
                                 -------   ------      --------   --------
                                     516      463         1,358      1,284

Tropicana                             37        -           116          -
                                 -------   ------      --------   --------
  Combined Segments                  782      728         2,140      1,965
Corporate Unallocated                (45)     (21)         (139)       (72)
                                 -------   ------      --------   --------
  New PepsiCo Operating Profit       737      707         2,001      1,893
  Bottling Operations and
   Equity Investments                  1      182            53        364
                                 -------   ------      --------   --------
  Total Operating Profit            $738     $889        $2,054     $2,257
                                 =======   ======      ========   ========




                         PEPSICO, INC. AND SUBSIDIARIES

            SUPPLEMENTAL SCHEDULE OF NET SALES, OPERATING PROFIT AND
                          TOTAL ASSETS (continued) (a)
                           ($ in millions, unaudited)


Total Assets
------------
                                      9/4/99   12/26/98
                                     -------   --------
Pepsi-Cola
- North America                      $   673    $   547
- International                        1,397      1,177

Frito-Lay
- North America                        3,985      3,915
- International                        3,950      4,039

Tropicana                              3,749      3,661
Bottling Assets/Equity Investments     2,446      9,106
Corporate                                521        215
                                     -------   --------
Total Assets                         $16,721    $22,660
                                     =======   ========

Notes:
(a) This schedule should be read in conjunction with Management's Discussion and Analysis beginning on page 18. Certain reclassifications were made to prior year amounts to conform to the 1999 presentation.
(b) For the 36 weeks in 1999, includes an asset impairment and restructuring charge of $65 million. See Note 4.

                            Segments of the Business


Pepsi-Cola
----------
In 1998, our Board of Directors approved a plan for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group. On April 6, 1999, PBG completed the sale of 100 million shares of its common stock through an initial public offering, with PepsiCo retaining a noncontrolling ownership interest of 35.5%. On May 20, 1999, we combined certain bottling operations in the mid-western United States and Central Europe (referred to as the PepsiCo Bottling Operations) with Whitman Corporation, a publicly traded corporation, to create new Whitman. We retained a noncontrolling ownership interest in new Whitman of approximately 38%. On July 10, 1999, we formed a business venture with PepCom Industries, Inc., a Pepsi-Cola franchisee, combining bottling businesses in parts of North Carolina and New York. PepCom contributed to the venture bottling operations in central and eastern North Carolina and in Long Island, New York. We contributed our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest of 35%.

In contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola business in early 1999. Our disclosure presents the operating results consistent with the new Pepsi-Cola organization and, therefore, the prior year amounts have been reclassified to conform to the 1999 presentation. Accordingly, the results in 1998 and through the applicable transaction closing dates in 1999 of consolidated bottling operations in which we now own an equity interest are presented separately with the 1998 and first quarter 1999 equity income or loss of other unconsolidated bottling affiliates. From the applicable transaction closing dates in 1999, the equity income of those previously consolidated bottling operations and the equity income or loss of other unconsolidated bottling affiliates for the second and third quarters of 1999 are presented separately below operating profit in the Condensed Consolidated Statement of Income. Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results include the international concentrate business and other consolidated international bottling operations. The discussion that follows presents net sales prior to the elimination of intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.

The standard volume measure is system-wide bottler case sales. It represents PepsiCo-owned brands as well as brands we have been granted the right to produce, distribute and market nationally. Third quarter BCS include the months of June, July and August. The net sales and operating profit of Pepsi-Cola International include the operating results of June, July and August.


                            Pepsi-Cola North America
                            ------------------------

                   12 Weeks Ended   % Change       36 Weeks Ended    % Change
($ in millions)   9/4/99    9/5/98   B/(W)        9/4/99    9/5/98    B/(W)
                  ------   -------   -----        ------   -------    -----

Net Sales           $774      $758     2          $2,138   $ 2,064       4
Intercompany
 elimination           -      (400)   NM            (400)   (1,075)     63
                  ------   -------                ------   -------
Reported            $774      $358    NM          $1,738   $   989      76
                  ======   =======                ======   =======


Operating Profit    $174      $210    (17)          $551   $   575      (4)

 NM- Not Meaningful.
--------------------------------------------------------------------------------------------

12 Weeks
--------
Reported net sales increased $416 million due to the absence of the intercompany elimination resulting from the deconsolidation of the PBG, PBO and PepCom bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $16 million primarily due to higher concentrate pricing, net of increased customer support. This net benefit was partially offset by lower concentrate volume.

BCS volume remained flat as the inclusion of Pepsi One, strong double digit growth of Aquafina bottled water and low single digit growth of our Mountain Dew brand were offset by single digit declines in brands Pepsi and Diet Pepsi. Concentrate shipments decreased 2.5% which we believe is a result of higher retail prices.

Operating profit decreased $36 million due primarily to increased A&M expenses, lower concentrate volume and higher fountain related costs. These declines were partially offset by the net benefit of the higher concentrate pricing. A&M grew at a significantly faster rate than sales.


36 Weeks
--------
Reported net sales increased $749 million due to the decrease in the intercompany elimination resulting from the deconsolidation of the PBG, PBO and PepCom bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $74 million primarily due to higher concentrate pricing. The higher concentrate pricing was partially offset by increased customer support.

BCS volume increased 2% led by the inclusion of Pepsi One, mid-single digit growth of our Mountain Dew brand and strong double digit growth of Aquafina bottled water. These gains were partially offset by single digit declines in brands Pepsi and Diet Pepsi. Concentrate shipments were flat.

Operating profit decreased $24 million primarily due to increased A&M expenses and higher fountain related costs. These declines were partially offset by the net benefit of the higher concentrate pricing. A&M grew at a significantly faster rate than sales and BCS volume.



                            Pepsi-Cola International
                            ------------------------

                    12 Weeks Ended   % Change       36 Weeks Ended   % Change
($ in millions)     9/4/99   9/5/98    B/(W)        9/4/99   9/5/98    B/(W)
                   -------  -------    -----       -------  -------    -----

Net Sales             $504     $474      6          $1,244   $1,207       3
Intercompany
 elimination             -      (37)    NM             (22)     (77)     71
                   -------  -------                -------  -------
Reported              $504     $437     15          $1,222   $1,130       8
                   =======  =======                =======  =======

Operating Profit      $ 55     $ 55      -          $  115   $  106       8

NM- Not Meaningful.
--------------------------------------------------------------------------------------------

12 Weeks
--------
Reported net sales increased $67 million due to the absence of the intercompany elimination resulting from the deconsolidation of PBG and PBO bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $30 million. This result primarily reflects net contributions from acquisitions/divestitures partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Brazil, Mexico and Germany, reduced net sales growth by 3 percentage points.

BCS were flat. This was primarily due to double digit growth in Japan, Germany, Pakistan, and solid growth in Saudi Arabia, offset by lower volume primarily in Brazil and Russia. For June through August, total concentrate shipments to franchisees, including those former wholly-owned bottlers in which we now own an equity interest, decreased 1% about the same rate as their BCS.

Operating profit remained even with the prior year primarily as a result of net losses from acquisitions/divestitures offsetting higher effective net pricing.

36 Weeks
--------
Reported net sales increased $92 million due to the decrease in the intercompany elimination resulting from the deconsolidation of PBG and PBO bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $37 million. This advance primarily reflects net contributions from acquisitions/divestitures, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Mexico, Brazil and India, reduced net sales growth by 3 percentage points.

BCS were flat. This was primarily due to double digit growth in China, Pakistan, Japan, India and solid growth in Saudi Arabia, offset by lower volume in Brazil, Russia, the Philippines and Thailand. Through August, total concentrate shipments to franchisees, including those former wholly-owned bottlers in which we now own an equity interest, decreased 3% while their BCS decreased at a slower rate.

Operating profit increased $9 million. The increase reflected higher effective net pricing and higher volume in certain countries, partially offset by net losses from acquisitions/divestitures.

Frito-Lay
---------
The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a system-wide and constant territory basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

                              Frito-Lay North America
                              -----------------------

                    12 Weeks Ended   % Change        36 Weeks Ended     % Change
($ in millions)    9/4/99    9/5/98   B/(W)         9/4/99    9/5/98      B/(W)
                   ------    ------   -----         ------    ------      -----
Net Sales          $1,915    $1,821     5           $5,532    $5,254         5
Operating Profit
   Reported        $  417    $  373     12          $1,090    $1,032         6
   Ongoing*        $  417    $  373     12          $1,155    $1,032        12

--------------------------------------------------------------------------------------------
*Ongoing  excludes the effect of an impairment and  restructuring  charge of $65 million for the 36 weeks in 1999.

12 Weeks
--------
Net sales grew $94 million due to increased volume and higher effective net pricing.

Pound volume advanced 4% primarily due to low double digit growth in our core corn products, excluding the low-fat and no-fat versions, and significant growth in Cracker Jack brand products. Volume declines in our "WOW!" brand products as a result of the high trial volume in 1998 partially offset these gains.

Operating profit increased $44 million primarily reflecting the higher volume, higher effective net pricing and reduced commodity costs. These gains were partially offset by higher A&M expenses. A&M grew at a faster rate than sales due primarily to increased promotional allowances.

36 Weeks
--------
Net sales grew $278 million due to increased volume and higher effective net pricing.

Pound volume advanced 4% led by high single digit growth in our core corn products, excluding the low-fat and no-fat versions, and Lay's brand potato chips and significant growth in Cracker Jack brand products. Volume declines in our "Baked" Lay's, "Baked" Tostitos and "WOW!" brand products partially offset these gains.

Reported operating profit increased $58 million. Ongoing operating profit increased $123 million reflecting the higher volume, higher effective net pricing and reduced commodity costs partially offset by higher A&M expenses. A&M grew at a faster rate than sales due primarily to increased promotional allowances.



                             Frito-Lay International
                             -----------------------

($ in millions)            12 Weeks Ended  % Change      36 Weeks Ended  % Change
                          9/4/99   9/5/98   B/(W)        9/4/99   9/5/98    B/(W)
                          ------   ------   -----        ------   ------    -----
Net Sales                   $869     $785     11         $2,523   $2,349      7

Operating Profit            $ 99     $ 90     10            268   $  252      6
-----------------------------------------------------------------------------

12 Weeks
--------
Net sales increased $84 million reflecting higher volume, higher effective net pricing and net contributions from acquisitions/divestitures. The higher effective net pricing more than offset the net impact of weaker currencies. The unfavorable foreign currency impact, primarily in Brazil and Mexico, reduced net sales growth by 6 percentage points.

Salty snack kilos increased 5% led by double digit growth at Sabritas in Mexico. Including acquisitions/divestitures, total salty snack kilos increased an additional 4 percentage points to 9% driven primarily by an acquisition in Australia and a merger of salty snack food businesses in South America. Sweet snack kilos increased 12% primarily reflecting double digit growth by Gamesa and Sabritas in Mexico. Sweet snack kilos, including the net effect of acquisitions/divestitures, declined 4% primarily as a result of the sales of our chocolate and biscuit businesses in Poland.

Operating profit increased $9 million. Strong performances at Sabritas and Gamesa more than offset declines at Walkers in the United Kingdom and in our business in Brazil. The net impact of weaker foreign currencies, primarily in Mexico and Brazil, reduced operating profit growth by 4 percentage points. The unfavorable foreign currency impact was more than offset by higher effective net pricing.


36 Weeks
--------
Net sales increased $174 million. Excluding the negative impact of Brazil, due primarily to macro-economic conditions, net sales increased $275 million or 13% reflecting higher effective net pricing, higher volume and net contributions from acquisitions/divestitures. The higher effective net pricing more than offset the net impact of weaker currencies outside of Brazil. The unfavorable foreign currency impact, primarily in Mexico, reduced net sales growth by 7 percentage points.

Salty snack kilos increased 5% led by strong growth at Sabritas in Mexico and double digit growth in several of our businesses in Asia. Including acquisitions/divestitures, total salty snack kilos increased an additional 6 percentage points to 11% driven primarily by acquisitions and mergers of salty snack food businesses in Central and South America and the acquisition in Australia. Sweet snack kilos increased 7% led by strong growth at Gamesa and
Sabritas in Mexico. Sweet snack kilos, including the net effect of acquisitions/divestitures, declined 3% primarily as a result of the sales of our chocolate and biscuit businesses in Poland.

Operating profit increased $16 million. Excluding Brazil, operating profit increased $48 million or 22% driven by strong performances at Sabritas, Gamesa and several of our businesses in Asia. The net impact of weaker foreign currencies outside of Brazil, primarily in Mexico, reduced operating profit growth by 9 percentage points. The unfavorable foreign currency impact was more than offset by higher effective net pricing.
                                      -22-

Tropicana
---------
12 Weeks
--------
Net sales were $517 million and operating profit was $37 million. Volume increased by 5%, led by an 11% increase in Tropicana Pure Premium worldwide. Higher pricing taken to offset increases in the cost of oranges, combined with volume growth, drove operating performance.


36 Weeks
--------
Net sales were $1.5 billion and operating profit was $116 million. Volume increased 4%, led by a 9% increase in Tropicana Pure Premium worldwide. Higher pricing taken to offset increases in the cost of oranges, combined with volume growth, drove operating performance.

                                   Cash Flows

Our 1999 consolidated cash and cash equivalents increased $167 million compared to a $1.6 billion decrease in 1998. The change primarily reflects a decrease in cash outflows for acquisitions and investments in unconsolidated affiliates as compared to 1998 which included the acquisition of Tropicana, an increase in net proceeds from the issuance of debt and lower share repurchase activity in 1999. These comparative increases were partially offset by payments of short-term borrowings in 1999 versus net short-term borrowings in 1998.

Our share repurchase activity was as follows:

                                36 Weeks Ended
                               ----------------
($ and shares in millions)     9/4/99     9/5/98
                               ------     ------

Cost                             $986     $2,188
Number of shares repurchased     27.0       57.8
% of shares outstanding at
 beginning of year               1.8%       3.8%

                         Liquidity and Capital Resources

As of year-end 1998, we maintained $4.75 billion of revolving credit facilities. Of the $4.75 billion total, $3.1 billion expired March 26, 1999 and was not renewed due to our reduced borrowing needs. The remaining $1.65 billion was cancelled on June 18, 1999 and replaced with a $900 million facility expiring June 2004 and a $600 million facility expiring June 2000. These credit facilities exist largely to support issuances of short-term debt. At expiration, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. At September 4, 1999, $900 million of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of unused revolving facilities, to refinance these borrowings.

As discussed in Management's  Discussion and Analysis - Segments of the Business
- Pepsi-Cola, our Board of Directors approved a plan in 1998 for the separation from PepsiCo of PBG. PBG completed an IPO on April 6, 1999. In preparation for the IPO, PBG and its principal operating subsidiary, Bottling Group, LLC incurred, in February and March of 1999, $6.55 billion of indebtedness. Of the $6.55 billion, $3.25 billion was repaid by PBG with the proceeds of the IPO and the issuance of long-term debt. PepsiCo has unconditionally guaranteed $2.3 billion of Bottling Group, LLC long-term debt. During the first quarter, we received $5.5 billion of the debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. These proceeds were used to repay our short-term borrowings and for share repurchases.

The Whitman transaction, completed on May 20, 1999, generated net cash proceeds of $300 million.

The deconsolidation of the PBG, PBO and PepCom operations resulted in declines in current assets, intangible assets, property, plant and equipment, net, current liabilities and long-term debt and an increase in investments in unconsolidated affiliates.

During the quarter, we entered into equity derivative contracts with financial institutions in the notional amount of $54 million. These prepaid forward contracts hedge a portion of our deferred compensation liability that is based on PepsiCo stock price. The changes in the fair values, for the 12 weeks ended September 4, 1999, of the forward contracts and that portion of the deferred compensation liability reflect the reduction in the stock price. The change in fair value of the forward contracts of $7 million in expense, included as interest, was more than offset by the benefit in operating profit from the change in the portion of the deferred compensation liability that is based on PepsiCo stock price.

There are no significant changes in our market risk from year-end. Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.


                                      EURO

On January 1, 1999, eleven of fifteen member countries of the European Union fixed conversion rates between their existing currencies ("legacy currencies") and one common currency-the EURO. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new EURO-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate EURO-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the middle of 2001 if not already addressed in conjunction with Year 2000 remediation or other system or process initiatives. We do not expect the system and equipment conversion costs to be material. To date, one common currency has not had a significant impact on pricing. However, due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

                                    Year 2000

Each of our business segments and corporate headquarters have had teams in place to identify and address Year 2000 compliance issues. Information technology systems with non-compliant code have been modified or replaced with systems that are Year 2000 compliant. Similar actions have been taken with respect to non-IT systems, primarily systems embedded in manufacturing and other facilities. The teams were also charged with investigating the Year 2000 readiness of suppliers, customers, franchisees, financial institutions and other third parties and with developing contingency plans where necessary.

Key information technology and non-IT systems were inventoried and assessed for compliance, and detailed plans put in place for required system modifications or replacements. Remediation and testing activities are completed for over 99% of the systems with the systems back in operation.

Other experts have performed independent verification and validation audits of a large sample of remediated systems with satisfactory results. Progress has been monitored by senior management, and regularly reported to PepsiCo's Board of Directors.

During 1998, we identified critical suppliers, customers, financial institutions, and other third parties and surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, have been finalized and critical plans will be tested, where feasible, during the remainder of the year.

In addition, independent consultants completed a survey in 1998 of the state of readiness of our significant bottling franchisees. The survey identified readiness issues for certain international bottlers and, therefore, potential risk to us. Our current assessment of international bottlers comprising approximately 95% of international volume indicates that bottlers representing 1% of our international volume are currently at high risk. Divisional personnel have provided these bottlers with self assessment tools to identify areas still needing attention. We have also provided assistance to the franchisees with processes and with certain manufacturing equipment compliance data. Our contingency planning includes specific focus on those bottlers that are at risk, and includes arrangements to ship finished goods to bottlers in certain regions.

Incremental costs directly related to Year 2000 issues for new PepsiCo are estimated to be $111 million from 1998 to 2000, of which $95 million or 85% has been spent to date. The remaining estimate primarily relates to contingency plans. Currently, approximately 26% of the total estimated spending represents costs to repair systems while approximately 55% represents costs to replace and rewrite software. This estimate assumes that we will not incur significant Year 2000 related costs on behalf of our suppliers, customers, franchisees, financial institutions or other third parties. Costs incurred prior to 1998 were immaterial. Excluded from the estimated incremental costs for new PepsiCo for the 3-year period are approximately $30 million of internal recurring costs related to our Year 2000 efforts.

Contingency plans for Year 2000 related interruptions have been developed and are being implemented. The plans include, but are not limited to, the development of emergency backup and recovery procedures, the staffing of a centralized team to react to unforeseen events, replacement of electronic applications with manual processes, identification of alternate suppliers and increases in raw material and finished goods inventory levels.

Our most likely worst case scenarios would involve the temporary inability of bottling franchisees to manufacture or bottle some products in certain locations, of suppliers to provide raw materials on a timely basis and of some customers to order and pay on a timely basis.

Our Year 2000 efforts are ongoing and now focused on the millennium rollovers and event management processes. However, our overall plan including our contingency plans will be modified to take into account any new information that becomes available. While we anticipate no major interruption of our business activities, that will be dependent in part upon the ability of third parties, particularly bottling franchisees, to be Year 2000 compliant. Although we have implemented the actions described above to address third party issues, we are not able to require the compliance actions by such parties. Accordingly, while we believe our actions in this regard should have the effect of mitigating Year 2000 risks, we are unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on our operating results.

                     Independent Accountants' Review Report
                     --------------------------------------
The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of September 4, 1999 and the thirty-six weeks ended September 4, 1999 and September 5, 1998 and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 4, 1999 and September 5, 1998. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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


New York, New York
October 6, 1999

                   PART II - OTHER INFORMATION AND SIGNATURES


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            (a) Exhibits

                See Index to Exhibits on page 30.

            (b) Reports on Form 8-K
                -------------------
                No reports on Form 8-K were filed during the quarter covered by this report.

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                    PEPSICO, INC.
                                                   --------------
                                                    (Registrant)




Date:    October 15, 1999                       Lionel L. Nowell, III
         ----------------                    ----------------------------------
                                             Senior Vice President and
                                             Controller






Date:    October 15, 1999                       Michael D. White
         ----------------                    ----------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer






Date:     October 15, 1999                      Lawrence F. Dickie
          ----------------                   ----------------------------------
                                             Vice President, Associate General
                                             Counsel and Assistant Secretary

                               INDEX TO EXHIBITS
                               -----------------
                                   ITEM 6 (a)
                                   ----------


EXHIBITS
--------

Exhibit 11           Computation of Net Income Per Share of Capital Stock -
                      Basic and Assuming Dilution


Exhibit 12           Computation of Ratio of Earnings to Fixed Charges


Exhibit 15           Letter from KPMG LLP
                      regarding Unaudited Interim Financial
                      Information (Accountants' Acknowledgment)


Exhibit 27           Financial Data Schedule 36 Weeks Ended September 4, 1999