Form 10-K
period 1999-12-25
PEPSICO INC
filed 2000-03-21
CIK 77476

No. 1-1183

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 25, 1999

                                  PepsiCo, Inc.
                         Incorporated in North Carolina
                             700 Anderson Hill Road
                          Purchase, New York 10577-1444
                                 (914) 253-2000

                                   13-1584302
                      (I.R.S. Employer Identification No.)
                            -------------------------
                 Securities registered pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                                Name of Each Exchange
          Title of Each Class                    on Which Registered
          -------------------                    ---------------------
 Capital Stock, par value 1-2/3 cents          New York and Chicago Stock
             per share                               Exchanges

     Securities registered pursuant to Section 12(g)of the Securities Exchange Act of 1934: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of PepsiCo Capital Stock outstanding as of March 10, 2000 was 1,443,515,702. The aggregate market value of PepsiCo Capital Stock held by nonaffiliates of PepsiCo as of March 10, 2000 was $44,309,988,968.



Documents of Which Portions            Parts of Form 10-K into Which  Portion of
Are Incorporated by Reference                   Documents Are Incorporated
-------------------------------                 ---------------------------
Proxy Statement for PepsiCo's                             III
May 3, 2000 Annual Meeting of
       Shareholders

                                     PART I


Item 1.   Business

         PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. PepsiCo is engaged in the snack food, soft drink and juice businesses. When used in this Report the terms "we", "us" and "our" means PepsiCo and its divisions and subsidiaries.

         In 1998, our Board of Directors approved a plan for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United
States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group (PBG). On April 6, 1999, PBG completed the sale of 100 million shares of its common stock at $23 per share through an initial public offering. We retained a noncontrolling ownership interest of approximately 40%, including ownership of approximately 7% of the equity of PBG's principal operating subsidiary, Bottling Group, LLC.

         On May 20, 1999, we combined certain of our bottling operations in the midwestern United States and Central Europe with Whitman Corporation, a publicly traded corporation. We retained a noncontrolling ownership interest of approximately 38% in "new Whitman". The remainder of the ownership interest in new Whitman is held by the public.

         On July 10, 1999, we formed a business venture with PepCom Industries, Inc., a Pepsi-Cola franchisee, combining bottling businesses in parts of North Carolina and New York. PepCom contributed bottling operations in central and eastern North Carolina and in Long Island, New York to the venture. We contributed our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest of 35% in the venture.

         On October 15, 1999, we formed a business venture with Pohlad Companies, a Pepsi-Cola franchisee, combining bottling businesses in Puerto Rico and parts of the southeastern and midwestern United States. Pohlad Companies contributed its interests in Dakota Beverage Company, Delta Beverage Group, Inc. (Delta) and Pepsi-Cola Puerto Rico Bottling Company (PPR). We contributed our interests in Delta and PPR as well as 2.2 million shares of PepsiCo Capital Stock. As a result, we have a noncontrolling ownership interest of approximately 24% in the venture's principal operating subsidiary, PepsiAmericas, Inc., a publicly traded corporation.


FRITO-LAY, INC.

         Our Frito-Lay domestic snack food business is conducted by Frito-Lay North America (FLNA). Our international snack food business is described below under the heading Frito-Lay International (FLI). Its geographic units are Frito-Lay Europe/Middle East/Africa and Frito-Lay Latin America/Asia Pacific/Australia.

         FLNA

         FLNA manufactures, markets, sells and distributes a varied line of salty and sweet snack foods throughout the United States and Canada, including LAY'S and RUFFLES brand potato chips, DORITOS and TOSTITOS brand tortilla chips, FRITOS brand corn chips, CHEETOS brand cheese flavored snacks, ROLD GOLD brand pretzels, SUNCHIPS brand multigrain snacks, WOW! brand low fat and no fat versions of potato and tortilla chips, a variety of branded dips and salsas, CRACKER JACK brand candy-coated popcorn and GRANDMA'S brand cookies.

         FLNA's products are transported from manufacturing plants to major distribution centers, principally by company-owned trucks. FLNA utilizes a "store-door-delivery" system, whereby its sales force delivers the snacks directly to the store shelf. This system permits FLNA to work closely with retail trade locations and to be responsive to their needs. Frito-Lay believes this form of distribution allows it to have a marketing advantage and is essential for the proper distribution of products with a short shelf life.

         Frito-Lay also develops the national marketing, promotion and advertising programs that support the Frito-Lay brands and brand image; oversees the quality of the Frito-Lay products; develops new products and packaging; and leads and coordinates selling efforts.

         FLI

         FLI's products are available in 118 countries outside the United States and Canada through company-owned facilities and affiliated companies. On most of the European continent, our snack food business is conducted through Snack Ventures Europe, a joint venture between PepsiCo and General Mills, Inc., in which we own a 60% interest. In ten Latin American countries, our snack food business is conducted through joint ventures between PepsiCo and the parent company of Empresas Polar SA of Venezuela. We have a 50% interest in these ventures, except in one country in which we own a 70% interest.

         FLI sells a variety of snack food products which appeal to local tastes including, for example, WALKERS brand snack foods in the United Kingdom, SABRITAS brand snack foods in Mexico, Smith's brand snack foods in Australia, and GAMESA brand cookies and ALEGRO brand sweet snacks in Mexico. In addition, many of our U. S. brands have been introduced internationally such as LAY'S, RUFFLES, DORITOS, TOSTITOS, FRITOS, and CHEETOS brand salty snack foods. Principal international markets include Australia, Brazil, Mexico, the Netherlands, South Africa, Spain and the United Kingdom.

         FLI develops the marketing, promotion and advertising programs that support the local and Frito-Lay brands and develops new products and packaging.


Pepsi-Cola Company

         Our soft drink business, which operates as Pepsi-Cola Company, is comprised of two business units: Pepsi-Cola North America (PCNA) and Pepsi-Cola International (PCI). As described below, these business units manufacture, market and sell concentrates to be used in "Pepsi-Cola Beverages", which include not only beverages bearing the Pepsi-Cola or Pepsi trademarks, such as PEPSI, Pepsi-Cola, Diet Pepsi, Pepsi One and Pepsi Max, but also other brands owned by PepsiCo and its subsidiaries including MOUNTAIN DEW, 7UP (outside the U.S.), ALL SPORT, SLICE, MUG, AQUAFINA, and Mirinda.

         PCNA

         PCNA manufactures concentrates to be used in Pepsi-Cola Beverages for sale to franchised bottlers in the United States and Canada. PCNA's bottlers are licensed to manufacture, market, sell and distribute beverages and syrups bearing the Pepsi-Cola Beverage trademarks in approximately 440 licensed territories in the United States and Canada. We have a minority interest in 8 of these bottlers, comprising approximately 240 licensed territories.

         PCNA also develops the national marketing, promotion and advertising programs that support the Pepsi-Cola Beverage brands and brand image; oversees the quality of the Pepsi-Cola Beverages; develops new products and packaging and approves packaging suppliers; and leads and coordinates selling efforts for national fountain, supermarket and mass merchandising accounts.

         The Pepsi/Lipton Tea Partnership, a joint venture of PCNA and Lipton, sells tea concentrate to Pepsi-Cola bottlers, and develops and markets ready-to-drink tea products under the Lipton trademark, including Lipton Brisk and LIPTON'S ICED TEA. PepsiCo's partnership with the Starbucks Corporation develops ready-to-drink coffee products, which are sold under the Starbucks
FRAPPUCCINO trademark and are distributed by Pepsi-Cola bottlers. PCNA also licenses the processing and distribution of AQUAFINA bottled water.

         PCI

         PCI manufactures Pepsi-Cola Beverage concentrates for sale to franchised bottlers outside of the United States and Canada. PCI's bottlers are licensed to manufacture, market, sell and distribute, within defined territories, beverages and syrups bearing the Pepsi-Cola Beverage trademarks. We have a minority interest in approximately 40 of these bottlers. In certain countries, PCI also owns and operates the bottling businesses which manufacture, sell and distribute the Pepsi-Cola Beverage products. Pepsi-Cola Beverage products are sold in approximately 160 countries through PCI's company-owned and franchised bottlers. Principal international markets include Argentina, Brazil, China, India, Mexico, the Philippines, Saudi Arabia, Spain, Thailand and the United Kingdom.

         PCI, with its bottlers, develops the marketing, promotion and advertising programs that support the Pepsi-Cola Beverage brands; oversees the quality of the Pepsi-Cola Beverages; promotes technical support to its bottlers; and develops new products and packages for the Pepsi-Cola Beverages.


TROPICANA PRODUCTS, INC.

         Tropicana Products, Inc. (TPI) manufactures, markets, sells and distributes its products under such well-known trademarks as TROPICANA PURE PREMIUM, TROPICANA SEASON'S BEST and, under license from Dole Food Company, Inc., DOLE. In the United States, TPI's portfolio also includes TROPICANA TWISTER juice beverage products and TROPICANA PURE TROPICS 100% juice products. It also manufactures and sells FRUVITA chilled juices, LOOZA nectars and juices, COPELLA fruit juices and ALVALLE soups and fruit juices in Europe. Principal international markets include Belgium, Canada, France and the United Kingdom.

         TPI's manufacturing operations in Bradenton, Florida produce approximately 85% of the worldwide supply of TROPICANA PURE PREMIUM products. TPI operates 11 regional distribution centers that serve customers in the United States and Canada. Refrigerated rail cars and trucks are used to transport the product quickly and efficiently from the Bradenton manufacturing plant to the principal distribution centers. A high priority is placed on inventory management techniques that ensure product quality and fresh taste. Tropicana's products are produced and packaged in approximately 28 plants worldwide
(including  16  independent  co-packer  facilities)  and  are  available  in  52 countries.

         TPI also develops the national marketing, promotion and advertising programs that support the Tropicana brands and brand image; oversees the quality of the Tropicana juices and juice beverages; develops new products and packaging; and leads and coordinates selling and distribution efforts for national supermarket, foodservice and mass merchandising accounts.

Competition

         All of our businesses are highly competitive. Our snack foods, soft drinks and, juices compete in the United States and internationally with widely distributed products of a number of major companies that have plants in many of the areas we serve, as well as with private label snack foods, soft drinks and juices and with the products of local and regional manufacturers. The main areas of our competition are price, quality and variety of products, customer service and availability of distribution.

Employees

         As of December 25, 1999, we employed, subject to seasonal variations, approximately 118,000 persons worldwide, of whom approximately 52,000 were employed within the United States. We believe that relations with our employees are generally good.

Raw Materials and Other Supplies

         The principal materials we use in our snack food, soft drink and juice businesses are corn sweeteners, sugar, aspartame, flavorings, oranges, grapefruit, juice concentrates, vegetable and essential oils, potatoes, corn, flour, seasonings and packaging materials. Since we rely on trucks to move and distribute many of our products, fuel is also an important commodity. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. Prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past we have done so successfully. However, there is no assurance that we will be able to do so in the future.

Governmental Regulation

         The conduct of our businesses, and the production, distribution and use of many of our products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and the Americans with Disabilities Act. Our businesses are also subject to state, local and foreign laws.


Patents, Trademarks and Licenses

         We own numerous valuable trademarks which are essential to our worldwide businesses, including FRITO-LAY, LAY'S, DORITOS, RUFFLES, TOSTITOS, FRITOS, CHEETOS, CRACKER JACK, ROLD GOLD, WOW!, SUNCHIPS, SANTITAS, SMARTFOOD, SABRITAS, WALKERS, SMITH'S, PEPSI-COLA, PEPSI, DIET PEPSI, PEPSI ONE, PEPSI MAX, MOUNTAIN DEW, SLICE, MUG, ALL SPORT, AQUAFINA, 7UP and DIET 7UP (outside the United States), MIRINDA, TROPICANA PURE PREMIUM, TROPICANA SEASON'S BEST, TROPICANA TWISTER, TROPICANA PURE TROPICS, COPELLA, FRUVITA, and LOOZA. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized (through licensing arrangements) the use of many of our trademarks in such contexts as snack food joint ventures and Pepsi-Cola bottling appointments. In addition, we license the use of our trademarks on collateral products for the primary purpose of enhancing brand awareness.

         We either own or have licenses to use a number of patents which relate to some of our products and the processes for their production and to the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Environmental Matters

         We continue to make expenditures to comply with federal, state, local and foreign environmental laws and regulations. These expenditures have not been material with respect to our capital expenditures, net income or competitive position.

Business Segments

Information related to:

o  Net sales;
o  Operating profit;
o  Total assets;
o  Amortization of intangible assets;
o  Depreciation and other amortization expense;
o  Significant other noncash items;
o  Capital spending;
o  Investments in unconsolidated affiliates;
o  Equity Income/(Loss) from unconsolidated affiliates;
o  Geographic net sales and long-lived assets; and
o  Impairment and restructuring charges by segment;

for each reportable segment for 1999, 1998, and 1997 may be found in Item 8, "Financial Statements and Supplementary Data" in Note 18 on pages F-33 through F-38.

Item 2.    Properties

Frito-Lay, Inc.

         FLNA operates 45 food manufacturing and processing plants in the United States and Canada, of which 41 are owned and 4 are leased. In addition, FLNA owns or leases approximately 230 warehouses and distribution centers for storage of food products in the United States and Canada. Approximately 1,770 smaller warehouses and storage spaces located throughout the United States and Canada are leased or owned. FLNA owns its headquarters building and a research facility in Plano, Texas. FLNA also leases offices in Dallas, Texas and leases or owns sales/regional offices throughout the United States. FLI operates approximately 80 plants and approximately 1,160 distribution centers, warehouses and offices outside of the United States and Canada.

Pepsi-Cola Company

         PCNA operates 3 concentrate plants and 7 warehouses throughout the United States and Canada. Licensed bottlers in which we have a significant ownership interest operate approximately 76 bottling plants. PCI operates 45 concentrate and bottling plants, of which 40 are owned and 5 are leased. PCI also operates 67 warehouses and 63 offices outside of the United States and Canada.

Tropicana

         TPI owns 7 production and packing plants, 12 offices worldwide, including its headquarters building in Bradenton, Florida and 12 distribution centers around the world. TPI also leases 5 production and packing plants, 19 offices and 13 distribution centers.

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

Item 3.    Legal Proceedings

         We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already recognized for such claims or contingencies is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

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

         Shareholders - At December 25, 1999, there were approximately 220,000 shareholders of record.

         Dividend Policy - Quarterly cash dividends are usually declared in November, January, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for 2000 are expected to be March 10, June 9, September 8 and December 8. Quarterly cash dividends have been paid since PepsiCo was formed in 1965.

         Cash Dividends Declared Per Share (in cents):


         Quarter            1999                1998
         -------            ----                ----

            1               13.0                12.5
            2               13.5                13.0
            3               13.5                13.0
            4               13.5                13.0
                            ----                ----
          Total             53.5                51.5

         Stock Prices - The high, low and closing composite prices for a share of PepsiCo Capital Stock, as reported by Bloomberg Services, for each fiscal quarter of 1999 and 1998 were as follows (in dollars):


1999                           High                 Low                Close
----                           ----                 ---                -----
First Quarter                  42 9/16              36 3/8             39 15/16
Second Quarter                 41 7/16              34 1/16            35 3/8
Third Quarter                  41 1/2               33 3/8             34 5/8
Fourth Quarter                 37 3/4               30 3/16            35 7/16

1998                           High                 Low                Close
----                           ----                 ---                -----
First Quarter                  43 7/8               34 3/16            43
Second Quarter                 44 13/16             37 3/8             40 11/16
Third Quarter                  43 3/4               27 9/16            30 15/16
Fourth Quarter                 41 1/4               28                 40 7/16


          Sales of Unregistered Securities - We acquired 2,201,445 shares of PepsiCo's capital stock in open market transactions and contributed such shares to a newly-formed business venture limited liability company in exchange for a 33% noncontrolling interest in the venture. As a result, we have a noncontrolling ownership interest of approximately 24% in the venture's principal operating subsidiary, PepsiAmericas, Inc., a publicly traded corporation. The dates and amounts of purchase and contribution of such shares are as follows:



                       Date of                  Number of
                      Transaction                 Shares
                      -----------                 ------
                       10/18/99                  340,000
                       10/19/99                  370,000
                       10/20/99                  320,000
                       10/21/99                  375,000
                       10/22/99                  300,000
                       10/25/99                  270,000
                       10/26/99                  226,445



Item 6.  Selected Financial Data

Included on page F-43.

Item  7.  Management's   Discussion  and  Analysis  of  Results  of  Operations,
Consolidated Cash Flows and Liquidity and Capital Resources

Management's Discussion and Analysis (tabular dollars in millions except per share amounts; all per share amounts assume dilution)

All per share information is computed using weighted average shares outstanding, assuming dilution.

INTRODUCTION

Management's Discussion and Analysis is presented in four sections. The Introductory section discusses Bottling Transactions, Acquisitions, Market Risk (including the EURO conversion), Year 2000, Asset Impairment and Restructuring Charges and a New Accounting Standard (pages 9-15). The second section analyzes the Results of Operations, first on a consolidated basis and then for each of our business segments (pages 15-24). The final two sections address our Consolidated Cash Flows and Liquidity and Capital Resources (pages 24-25).

Cautionary Statements

From time to time, in written reports (including the Chairman's letter accompanying this annual report) and in oral statements, we discuss expectations regarding our future performance, the impact of the Euro conversion and the impact of current global macro-economic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

Bottling Transactions

During 1999, we completed four transactions creating four anchor bottlers. In April, certain wholly-owned bottling businesses, referred to as The Pepsi Bottling Group (PBG), completed an initial public offering with PepsiCo retaining a direct noncontrolling ownership interest of 35.5%. In May, we combined certain bottling operations with Whitman Corporation to create new Whitman, retaining a noncontrolling ownership interest of approximately 38%. In July, we formed a business venture with PepCom Industries, Inc., a Pepsi-Cola franchisee, retaining a noncontrolling interest in the venture of 35%. In October, we formed a business venture with Pohlad Companies, a Pepsi-Cola franchisee, retaining a noncontrolling ownership interest of approximately 24% in the venture's principal operating subsidiary. Details of these transactions are found in Note 2.

Acquisitions

During 1999, we made acquisitions, primarily investments in various bottlers including investments in unconsolidated affiliates, which aggregated $430 million in cash.

During 1998, acquisitions aggregated $4.5 billion in cash including Tropicana Products, Inc. for $3.3 billion and The Smith's Snackfoods Company (TSSC) in Australia for $270 million, the remaining ownership interest in various bottlers and purchases of various other international salty snack food businesses.

The results of operations of acquisitions are generally included in the consolidated financial statements from their respective dates of acquisition.

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:
     o   commodity prices, affecting the cost of our raw materials,
     o   foreign exchange risks, and
     o   interest rates on our debt and short-term investment portfolios.

Commodity Prices
----------------

We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts to hedge fluctuations in prices of a portion of anticipated commodity purchases, primarily oil, corn, fuel and juice concentrates. We had commodity futures positions of $145 million at December 25, 1999 and $105 million at December 26, 1998. Unrealized losses on net commodity futures positions were $6 million at December 25, 1999 and $9 million at December 26, 1998. We estimate that a 10% decline in commodity prices would have increased the 1999 unrealized losses by $14 million and the 1998 unrealized losses by $9 million.

Foreign Exchange Risks
----------------------

Operating in international markets involves exposure to volatile movements in foreign exchange rates. The economic impact of foreign exchange rate movements on us is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

International operations constitute about 19% of our 1999 and 19% of our 1998 consolidated operating profit, excluding asset impairment and restructuring charges. As foreign exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in foreign exchange rates that would have the largest impact on translating our international operating profit for 1999 include the Mexican peso, British pound, EURO and Canadian dollar. We estimate that a 10% change in foreign exchange rates would impact operating profit by approximately $60 million in 1999 and $51 million in 1998. This represents 10% of our non-U.S. operating profit after adjusting for asset impairment and restructuring charges. We believe that this quantitative measure has inherent limitations, as discussed in the first paragraph of this section. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one country may or may not be offset by losses from another country.

Foreign exchange gains and losses reflect transaction gains and losses and also translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries.
Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit's functional currency. There were net foreign exchange losses of $10 million in 1999, $53 million in 1998 and $16 million in 1997. The decrease in net foreign exchange losses in 1999 resulted primarily from the impact in 1998 of unfavorable macro-economic conditions, primarily in Russia and Asia Pacific.

In 1998, the economic turmoil in Russia which accompanied the devaluation of the ruble had an adverse impact on our operations. Consequently, we experienced a significant drop in demand, resulting in lower net sales and increased operating losses. Also, since net bottling sales in Russia were denominated in rubles, whereas a substantial portion of our related costs and expenses were denominated in U.S. dollars, bottling operating margins were further eroded. In response to these conditions, we reduced our cost structure primarily by closing facilities, renegotiating manufacturing contracts and reducing the number of employees. We also wrote down our long-lived bottling assets to give effect to the resulting impairment. See "- Asset Impairment and Restructuring Charges" on page 12.

On January 1, 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies (legacy currencies) and one common currency - the EURO. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new EURO-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate EURO-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the middle of 2001 if not already addressed in conjunction with other system or process initiatives. We do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

Interest Rates
--------------

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies.

We use interest rate and currency swaps to effectively change the interest rate and currency of specific debt issuances, with the objective of reducing our overall borrowing costs. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is offset by the opposite market impact on the related debt.

Our investment portfolios primarily consist of cash equivalents and short-term marketable securities. Accordingly, the carrying amounts approximate market value. It is our practice to hold these investments to maturity.

Assuming year-end 1999 and 1998 variable rate debt and investment levels, a one-point increase in interest rates would have increased net interest expense by $13 million in 1999 and $64 million in 1998. The change in this impact from 1998 resulted from decreased variable rate debt levels and increased variable rate investment levels at year-end 1999. This sensitivity analysis does not take into account existing interest rate swaps.

Year 2000

To date, neither we nor our franchise bottlers have experienced major disruptions related to the Year 2000 date change. In addition, we are not aware of significant Year 2000 disruptions impacting our customers or suppliers. We will continue to monitor our critical systems over the next several months but do not anticipate a significant impact as a result of the Year 2000 date change.

Incremental costs directly related to Year 2000 issues for new PepsiCo totaled $110 million from 1998 to 2000. Approximately 26% of the total estimated spending represents costs to repair systems while approximately 53% represents costs to replace and rewrite software. Excluded from the estimated incremental costs for new PepsiCo for the three-year period are approximately $29 million of internal recurring costs related to our Year 2000 efforts.


Asset Impairment and Restructuring Charges

                                                 1999          1998         1997
--------------------------------------------------------------------------------

Asset impairment charges
------------------------

Held and used in the business
   Property, plant and equipment............    $   8        $ 149         $   5
   Intangible assets........................        -           37             -
   Other assets.............................        -           14             -

Held for disposal/abandonment
   Property, plant and equipment............       29           54           111
   Investments in unconsolidated affiliates.        -            -            21
   Net assets of business units.............        -            -            63
                                                -----        -----         -----
      Total asset impairment................       37          254           200

Restructuring charges
---------------------

Employee related costs......................       19           24            55
Other charges...............................        9           10            35
                                                -----        -----         -----
       Total restructuring..................       28           34            90
                                                -----        -----         -----
Total.......................................     $ 65        $ 288         $ 290
                                                =====        =====         =====
       After-tax............................     $ 40        $ 261         $ 239
                                                =====        =====         =====
       Per share............................    $0.03        $0.17         $0.15
                                                =====        =====         =====

Impairment by segment
---------------------

Frito-Lay North America.....................    $37         $  54        $    8
Frito-Lay International.....................      -             -            30
Pepsi-Cola North America....................      -             -            52
Pepsi-Cola International....................      -             6           105
                                               -----         -----        -----
Combined segments...........................     37            60           195
Bottling operations.........................      -           194             5
                                              -----         -----         -----
                                                $37          $254          $200
                                             =======       =======        =====

1999
--------------------------------------------------------------------------------

The 1999 asset impairment and restructuring charge of $65 million recognized in the first quarter relates to the closure of three plants and impairment of equipment at Frito-Lay North America. This charge was the second phase of a productivity improvement plan developed in the fourth quarter of 1998. The plan included the consolidation of U.S. production to newer and more efficient plants and streamlining logistics and transportation systems. The restructuring is expected to generate approximately $15 million in annual savings beginning in 2000 which we expect to reinvest back into the business.

The asset impairment charges primarily reflect the reduction in the carrying value of the land and buildings to their estimated fair market value based on current selling prices for comparable real estate, less costs to sell, and the write off of the net book value of equipment which cannot be redeployed. The plant closures were completed during 1999. The majority of these assets were either disposed of or abandoned in 1999. The restructuring charges of $28 million primarily included severance costs for approximately 860 employees and plant closing costs. Substantially all of the terminations occurred during 1999.

1998
--------------------------------------------------------------------------------

The 1998 asset impairment and restructuring charges of $288 million were comprised of the following:

o A charge of $218 million for asset impairment of $200 million and restructuring charges of $18 million related to our Russian bottling operations. The economic turmoil in Russia which accompanied the August 1998 devaluation of the ruble adversely impacted our operations. Consequently, we experienced a significant drop in demand, resulting in lower net sales and increased operating losses. Also, since net bottling sales in Russia were denominated in rubles, whereas a substantial portion of our related costs and expenses were denominated in U.S. dollars, bottling operating margins were further eroded. In response to these conditions, we reduced our cost structure primarily through closing facilities, renegotiating manufacturing contracts and reducing the number of employees. We also evaluated our long-lived bottling assets for impairment, triggered by the reduction in utilization of assets caused by the lower demand, the adverse change in the business climate and the expected continuation of operating losses and cash deficits in that market. The impairment charge reduced the net book value of the assets to their estimated fair market value, based primarily on amounts recently paid for similar assets in that marketplace. Of the total charge of $218 million, $212 million related to bottling operations that became part of PBG in 1999 (see "- Bottling Transactions" on page 9).

o An impairment charge of $54 million related to manufacturing equipment at Frito-Lay North America. As part of our annual assessment of marketing plans and related capacity requirements at Frito-Lay North America and the development of a program to improve manufacturing productivity, we determined that certain product specific equipment would not be utilized and certain capital projects would be terminated to avoid production redundancies. The charge primarily reflected the write off of the net book value of the equipment and related projects. Disposal or abandonment of these assets was completed in 1999.

o    A charge of $16 million  for  employee  related  costs  resulting  from the separation of Pepsi-Cola North America's concentrate and bottling organizations to more effectively serve retail customers in light of the conversion of PBG to public ownership (see "- Bottling Transactions" on page 9). Of this amount, $10 million related to bottling operations that became part of PBG in 1999.

The employee related costs for 1998 of $24 million primarily included severance and relocation costs for approximately 2,700 employees located in the Russian bottling plants and at Pepsi-Cola North America field locations. During 1998, approximately 2,600 of the terminations occurred most of which were terminations of part-time employees with little associated cost. The remaining terminations either occurred in 1999 or related to the bottling operations that became part of PBG in 1999.

1997
--------------------------------------------------------------------------------

The 1997 asset impairment and restructuring charges of $290 million were comprised of the following:

o Net charges of $183 million in several of our business segments for net asset impairment of $150 million related to the planned disposal of assets and for restructuring charges of $33 million. The impairment charges were taken as a result of decisions to dispose of certain company-owned bottling operations and non-core international businesses, to dispose of certain assets to improve the utilization of facilities and to reduce occupancy costs and to exit certain bottling joint ventures. The impairment charges reduced the net book value of these assets to their estimated fair market value, generally based on estimates developed internally or, if available, amounts paid for similar assets, less costs to sell. The disposals occurred in 1997 and 1998 and in connection with the separation of certain company-owned bottling operations (see "- Bottling Transactions" on page
     9). The restructuring charges primarily related to the reorganization of an international company-owned bottling operation.

o Charges of $94 million for asset impairment of $48 million and restructuring charges of $46 million related to productivity initiatives in worldwide snacks. These initiatives included closing plants, eliminating production lines and consolidating distribution facilities. The resulting impairment charges were recognized primarily for assets held for disposal or abandonment and reduced the net book value of impaired assets to their estimated fair market value, generally based on estimates developed internally or, if available, amounts paid for similar assets, less costs to sell. Disposal or abandonment of these assets was substantially completed in 1997, with a significant portion of the remainder completed in 1998 as planned.

o Net charges of $13 million for net asset impairment of $2 million and net restructuring charges of $11 million related to actions to strengthen our international bottling structure. Restructuring charges of $98 million consisted of third party termination payments related to refranchising bottling operations and our investments in bottling joint ventures. These charges were substantially offset by an arbitration settlement of $87 million which we were awarded as a result of the termination of the bottling appointment with our previous Venezuelan bottler.

The employee related costs for 1997 of $55 million primarily included severance and relocation costs for approximately 2,100 employees primarily located in international plants and distribution centers. During 1997, terminations of approximately 1,100 employees occurred and, in 1998, approximately 500 terminations occurred. As a result of the successful redeployment of employees to other locations, approximately 500 terminations did not occur as planned which resulted in a change of estimate in 1998.

--------------------------------------------------------------------------------

The restructuring reserves are included in accounts payable and other current liabilities in the Consolidated Balance Sheet. At year-end 1999, the remaining liability for 1997 restructuring charges associated with investments in unconsolidated affiliates was $10 million related to indemnifications of litigation liabilities.

The remaining carrying amounts of assets held for disposal at year end were $6 million in 1999, $13 million in 1998 and $60 million in 1997. The net sales from international bottling business units held for disposal were $202 million in 1998 and $590 million in 1997. Such businesses generated operating profits of $20 million in 1998 and $42 million in 1997. Our investments in unconsolidated affiliates held for disposal provided break-even results in 1999 and losses of $2 million in 1998 and $5 million in 1997.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133 and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Review

General

In the discussions below, the year-over-year dollar change in pound or kilo sales of salty and sweet snacks for Frito-Lay, bottler case sales by company-owned bottling operations and concentrate unit sales to franchisees for Pepsi-Cola, and four-gallon equivalent cases for Tropicana is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

The combined results of our five reportable segments are referred to as new PepsiCo.

Net Sales
                                                                  % Change B/(W)
                                                                  --------------
                                1999         1998        1997     1999    1998
--------------------------------------------------------------------------------

Reported                     $20,367      $22,348     $20,917       (9)      7
                             =======      =======     =======

New PepsiCo                  $18,244      $14,686     $13,655       24       8
Intercompany elimination*        422        1,614       1,462      (74)     10
                             -------      -------     -------
New PepsiCo before
  Elimination                $18,666      $16,300     $15,117       15       8
                             =======      =======     =======

* Reflects intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.


--------------------------------------------------------------------------------

Reported net sales decreased $2.0 billion in 1999 reflecting the deconsolidation of PBG, PBO and PepCom operations as of the transaction closing dates, partially offset by the inclusion of Tropicana for the first three quarters of 1999. New PepsiCo net sales, before the intercompany elimination, increased $2.4 billion. This increase primarily reflects the inclusion of Tropicana for the first three quarters of 1999, volume gains at worldwide Frito-Lay and higher effective net pricing at worldwide Frito-Lay and Pepsi-Cola North America. Volume gains contributed 4 percentage points of growth and higher effective pricing contributed 3 percentage points. These advances were partially offset by an unfavorable foreign currency impact. The unfavorable foreign currency impact, primarily in Brazil and Mexico, reduced new PepsiCo net sales growth by nearly 2 percentage points.

Reported net sales rose $1.4 billion in 1998. New PepsiCo net sales, before intercompany elimination, increased $1.2 billion. This increase reflects volume gains in all businesses, net contributions from acquisitions/divestitures and higher effective net pricing driven by a shift to higher-priced products in Frito-Lay North America. Volume gains contributed 5 percentage points of growth. Net acquisitions/divestitures contributed 3 percentage points to the sales growth and primarily reflect the acquisition of Tropicana partially offset by the absence of bottling sales as a result of refranchising a Japanese bottler late in 1997. Excluding foreign currency impact, new PepsiCo net sales would have risen 9%. Weaker foreign currencies primarily in Canada, Thailand, Brazil, Poland and India led the unfavorable foreign currency impact.

Operating Profit and Margin
                                                                    Change B/(W)
                                                                 ---------------
                                   1999       1998      1997     1999     1998
--------------------------------------------------------------------------------
Reported
  Total Operating Profit          $2,818    $2,584    $2,662        9%      (3)%
  Total Operating Profit Margin     13.8%     11.6%     12.7%     2.2     (1.1)

Ongoing
  New PepsiCo Operating
   Profit                         $2,830    $2,526    $2,519       12%       -
  New PepsiCo Operating
   Profit Margin*                   15.2%     15.5%     16.7%    (0.3)    (1.2)

Ongoing excludes impairment and restructuring charges of $65, $66 and $267 in 1999, 1998 and 1997, respectively (see Notes 4 and 18). * Based on new PepsiCo net sales before intercompany elimination.

--------------------------------------------------------------------------------

Reported operating profit margin increased 2.2 percentage points in 1999. Ongoing new PepsiCo operating profit margin declined 0.3 percentage point. The decline reflects the margin impact of the Tropicana acquisition for the first three quarters, increased general and administrative (G&A) expenses and increased advertising and marketing (A&M) expenses across all business segments. These decreases were partially offset by the margin impact of higher effective net pricing.

The most  significant  G&A increase in 1999 was corporate G&A which includes $71 million related to the start-up, project management, development and installation of a shared services program. The shared services program will provide common system capabilities, data management and data processing across North America and Continental Europe. The increase in A&M was led by increases in promotional allowances at Frito-Lay North America, bottler funding and other programs at Pepsi-Cola North America and spending at Frito-Lay International's U.K. business.

In 1998, reported operating profit margin decreased over 1 percentage point. Ongoing new PepsiCo operating profit margin declined over 1 percentage point, primarily reflecting the margin impact of increased A&M, higher cost of sales and increased selling and distribution expenses, partially offset by the impact of volume growth. A&M grew at a significantly faster rate than sales, led by increases at worldwide Pepsi-Cola and increases at Frito-Lay North America. Cost of sales as a percentage of sales increased due to costs associated with new plants and lines at Frito-Lay North America. Selling and distribution (S&D) expense growth at Frito-Lay North America reflected an increase in the sales force. Excluding foreign exchange losses, ongoing operating profit would have increased 1%. Foreign exchange losses, primarily in Asia, are reported in corporate unallocated expenses. Information technology expense increased on a year-over-year basis, despite $42 million of software costs that were capitalized as required by SOP 98-1, driven by our various productivity initiatives and Year 2000 remediation efforts.

Gain on Bottling Transactions

The gain on bottling transactions of $1.0 billion ($270 million after-tax or $0.18 per share) relates to the second quarter PBG and Whitman bottling transactions. The PBG transaction resulted in a pre-tax gain of $1.0 billion ($476 million after-tax or $0.32 per share) in the second quarter consistent with our policy for gain recognition upon the issuance of stock by a subsidiary. The majority of the taxes are expected to be deferred indefinitely. The Whitman transaction resulted in an after-tax loss to us of $206 million or $0.14 per share.

The third quarter PepCom transaction was accounted for as a nonmonetary exchange for book purposes. A portion of the transaction was taxable which resulted in income tax expense of $25 million or $0.02 per share.

The fourth quarter Pohlad transaction was structured as a fair value exchange with no resulting gain or loss.

Interest Expense, net

Interest expense, net of interest income, declined $76 million or 24% in 1999. Interest income increased $44 million or 59% primarily due to higher average investment balances, partially offset by lower average interest rates on these balances. The higher average investment balances primarily result from the first quarter proceeds received from PBG as settlement of pre-existing intercompany balances. Interest expense decreased $32 million or 8% due to lower average interest rates on slightly lower average outstanding debt levels.

Interest expense, net of interest income, declined $32 million or 9% in 1998. The decline in interest expense of $83 million or 17% was primarily due to lower average debt levels, as a result of using cash flows received from discontinued operations in the latter half of 1997 to repay debt. The lower debt levels were maintained until the end of the third quarter when the debt level increased to finance several acquisitions (see "- Acquisitions" on page 9). This decline was partially offset by higher average interest rates on the remaining debt. Interest income declined $51 million or 41% reflecting lower investment levels as a result of utilizing investment balances to make acquisitions and repay debt.

Provision for Income Taxes
                                         1999         1998          1997
--------------------------------------------------------------------------------

Reported
  Provision for Income Taxes           $1,606         $270         $ 818
  Effective tax rate                     43.9%        11.9%         35.4%

Ongoing
  Provision for Income Taxes           $  876         $791         $ 869
  Effective tax rate                     32.2%        31.0%         33.4%

Ongoing excludes the effects of the bottling transactions in 1999, impairment and restructuring charges for all years (see Note 4) and the 1998 income tax benefit (see Note 14).

--------------------------------------------------------------------------------

In 1999, the reported effective tax rate increased 32 percentage points primarily as a result of the tax effects of the bottling transactions and the absence in 1999 of the 1998 income tax benefit. The ongoing effective tax rate increased 1.2 percentage point. The increase resulted primarily from the absence in 1999 of the settlement in 1998 of prior years' audit issues offset by the benefit of proportionately lower bottling income.

In 1998, the reported effective tax rate decreased 23.5 percentage points primarily as a result of an income tax benefit of $494 million (or $0.32 per share). The tax benefit reflects a final agreement with the Internal Revenue Service to settle substantially all remaining aspects of a tax case relating to our concentrate operations in Puerto Rico. The ongoing effective tax rate declined 2.4 percentage points attributable to the favorable settlement of prior years' audit issues, including issues related to the deductibility of purchased franchise rights.

Income from Continuing Operations and Income Per Share
                                                                 % Change B/(W)
                                                                 --------------
                                1999       1998       1997      1999      1998
--------------------------------------------------------------------------------
Income from Continuing
  Operations
    Reported                  $2,050     $1,993     $1,491         3        34
    Ongoing                   $1,845     $1,760     $1,730         5         2

Income Per Share from
  Continuing Operations
    Reported                   $1.37      $1.31      $0.95         5        38
    Ongoing                    $1.23      $1.16      $1.10         6         5

Ongoing excludes the effects of the bottling transactions in 1999, impairment and restructuring charges for all years (see Note 4) and the 1998 income tax benefit (see Note 14).

--------------------------------------------------------------------------------

For 1999, reported income from continuing operations increased $57 million while income per share increased $0.06. Ongoing income from continuing operations increased $85 million and income per share increased $0.07. The ongoing increases are due to increased operating profit, a decrease in net interest expense and, for income per share, the benefit from a 1.5% reduction in average shares outstanding. These were partially offset by a higher effective tax rate.

For 1998, reported income from continuing operations increased $502 million while income per share increased $0.36. Ongoing income from continuing operations increased $30 million and income per share increased $0.06. The ongoing increases are due to the lower effective tax rate and, for income per share, the benefit from a 3% reduction in average shares outstanding. These were partially offset by lower operating profit.

Net Income and Net Income Per Share

For 1997, net income of $2.1 billion and income per share of $1.36 include the results of income from discontinued operations, which primarily reflect the operating results of Tricon's core restaurant businesses through October 6, 1997 and the operating results and a gain on sale of the restaurant distribution operation sold in the second quarter of 1997.

BUSINESS SEGMENTS

Additional  information  concerning our operating  segments is presented in Note
18.

Frito-Lay
---------

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide and constant territory basis, which includes currently consolidated businesses and unconsolidated affiliates reported for at least one year.

                             Frito-Lay North America

                                                                % Change B/(W)
                                                                --------------
                             1999        1998        1997        1999     1998
-------------------------------------------------------------------------------

Net Sales                  $7,865      $7,474      $6,967           5        7

Operating Profit
 Reported                  $1,580      $1,424      $1,388           11       3
 Ongoing                   $1,645      $1,478      $1,410           11       5


Ongoing excludes impairment and restructuring charges of $65 in 1999, $54 in 1998 and $22 in 1997 (see Notes 4 and 18).

--------------------------------------------------------------------------------

1999 vs. 1998
-------------

Net sales grew $391 million due to volume gains and higher effective net pricing.

Pound volume advanced 4%. The advance was led by high single-digit growth in our core corn products, excluding the low-fat and no-fat versions, mid single-digit growth in Lay's brand potato chips and significant growth in Cracker Jack brand products and branded dips. Volume declines in our "WOW!", "Baked" Lay's and "Baked" Tostitos brand products partially offset these gains.

Reported operating profit increased $156 million. Ongoing operating profit increased $167 million reflecting the higher volume, higher effective net pricing and reduced commodity costs, partially offset by higher A&M expenses. A&M grew at a faster rate than sales due primarily to increased promotional allowances.

Ongoing operating profit margin increased over 1 percentage point due to the margin impact of higher effective net pricing, reduced commodity costs and volume gains, partially offset by the margin impact of higher A&M expenses.

1998 vs. 1997
-------------

Net sales grew $507 million due to increased volume and a favorable mix shift to higher-priced products.

Pound volume advanced 5% led by core brand growth and "WOW!" products. The growth in core brands, excluding the low-fat and no-fat versions, was led by double-digit growth in Lay's brand potato chips and double-digit growth in Doritos brand tortilla chips. These gains were partially offset by declines in Ruffles brand potato chips, "Baked" Lay's and "Baked" Tostitos brand products and the elimination of Doritos Reduced Fat brand tortilla chips.

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

                             Frito-Lay International

                                                                 % Change B/(W)
                                                              ------------------
                               1999         1998          1997    1999     1998
--------------------------------------------------------------------------------

Net Sales                    $3,750       $3,501        $3,409       7        3

Operating Profit
 Reported                   $   406      $   367       $   318      11       15
 Ongoing                    $   406      $   367       $   380      11       (3)


Ongoing excludes impairment and restructuring charges of $62 in 1997 (see Notes 4 and 18).

--------------------------------------------------------------------------------

1999 vs. 1998
-------------

Net sales increased $249 million. Excluding the negative impact of Brazil, which was primarily due to macro-economic conditions, net sales increased $397 million or 13% reflecting higher volume and higher effective net pricing. Overall, the higher effective net pricing more than offset the net impact of weaker currencies outside of Brazil. The unfavorable foreign currency impact, primarily in Mexico, reduced net sales growth by 4 percentage points. Net contributions from acquisitions/divestitures contributed 1 percentage point to the sales growth.

Salty snack kilos increased 6%. The advance was led by double-digit growth at Sabritas in Mexico and several of our businesses in Central and South America and in Asia. Including acquisitions/divestitures, total salty snack kilos increased an additional 4 percentage points to 10% driven primarily by the acquisition in Australia and by acquisitions and mergers of salty snack food businesses in South America. Sweet snack kilos increased 6% led by strong growth at Gamesa and Sabritas in Mexico. Sweet snack kilos, including the net effect of acquisitions/divestitures, declined 5% primarily as a result of the sales of our chocolate and biscuit businesses in Poland.

Operating profit increased $39 million. Excluding Brazil, operating profit increased $81 million or 25% driven by strong performances at Sabritas, Gamesa and several of our businesses in Asia. The net impact of weaker foreign currencies outside of Brazil, primarily in Mexico and the United Kingdom, reduced operating profit growth by 5 percentage points. The unfavorable foreign currency impact was more than offset by higher effective net pricing.

1998 vs. 1997
-------------

Net sales increased $92 million. The increase in net sales was driven by net contributions from acquisitions/divestitures and by higher volume. The increase was partially offset by the impact of weaker foreign currencies including the unfavorable effect in Mexico of the devaluation of the peso against the U.S. dollar net of local pricing actions. Excluding Mexico, the impact of weaker foreign currencies, primarily Brazil, Poland, Australia and Thailand, reduced net sales growth by 2 percentage points. Net acquisitions/divestitures contributed 3 percentage points to the sales growth.

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

Reported operating profit increased $49 million. Ongoing operating profit declined $13 million. Deterioration of operating performance in Brazil due to the macro-economic conditions and market softness at Gamesa was partially offset by growth at Sabritas and in Poland. The growth in Poland was substantially driven by the sweet snack businesses which were sold in early 1999.

Pepsi-Cola
----------

In early 1999, in contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola business. Accordingly, our 1999 disclosure presents the operating results consistent with the new Pepsi-Cola organization. Prior years' amounts have been reclassified to conform to the 1999 presentation. For additional information see Note 18. The discussion that follows presents net sales prior to the elimination of intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.

System bottler case sales (BCS) represents PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are sold by system bottlers.

                            Pepsi-Cola North America

                                                                  % Change B/(W)
                                                                  --------------
                              1999        1998        1997        1999     1998
--------------------------------------------------------------------------------

Net Sales                   $3,005     $ 2,912     $ 2,727           3       7
Intercompany elimination      (400)     (1,523)     (1,383)         74     (10)
                           ========    ========    ========
Reported                    $2,605     $ 1,389     $ 1,344          88       3
                           ========    ========    ========

Operating Profit
 Repor                     $   751      $  732     $   755           3      (3)
 Ongoing                   $   751      $  738     $   807           2      (9)

Ongoing excludes impairment and restructuring charges of $6 in 1998 and $52 in 1997 (see Notes 4 and 18).

--------------------------------------------------------------------------------

1999 vs. 1998
-------------

Reported net sales increased $1.2 billion, primarily due to the decrease in the intercompany elimination of concentrate sales resulting from the deconsolidation of the PBG, PBO and PepCom bottling operations. Before the elimination, net sales increased $93 million reflecting higher concentrate pricing net of increased customer support and increased royalty income associated with Aquafina bottled water.

BCS increased nearly 2% led by Pepsi One, introduced late last year, mid single-digit growth of our Mountain Dew brand and strong double-digit growth of our Aquafina brand of bottled water. These gains were partially offset by single-digit declines in Pepsi and Diet Pepsi brands. Concentrate shipments were even with prior year.

Reported operating profit increased $19 million. Ongoing operating profit increased $13 million primarily reflecting the increase in the net benefit of the higher pricing and the increased royalty income. These increases were partially offset by higher fountain related costs, increased A&M spending related to bottler funding and other programs and higher G&A costs as a result of costs associated with building our concentrate company infrastructure.

1998 vs. 1997
-------------

Reported net sales increased $45 million. Before the elimination of intercompany concentrate sales, net sales increased $185 million primarily reflecting higher concentrate volume.

BCS increased 6%, led by the strong single-digit growth of the Mountain Dew brand, contributions from Pepsi One and strong double-digit growth of Aquafina bottled water and Lipton Brisk. Pepsi and Diet Pepsi brands also contributed to the growth, both advancing at single-digit rates. Concentrate shipments increased 5%.

Reported operating profit decreased $23 million. Ongoing operating profit decreased $69 million primarily due to planned increases in A&M and higher G&A costs. These increases were partially offset by the increased concentrate volume. A&M expenses grew faster than sales and volume reflecting new product launches, such as Pepsi One, and planned increases for Project Globe and Pop Culture promotions. G&A costs grew due to higher costs associated with building our fountain infrastructure.

                            Pepsi-Cola International
                                                                  % Change B/(W)
                                                                ----------------
                              1999       1998        1997       1999       1998
--------------------------------------------------------------------------------

Net Sales                   $1,793     $1,691      $2,014          6        (16)
Intercompany elimination       (22)       (91)        (79)        76        (15)
                            -------    -------     -------
Reported                    $1,771     $1,600      $1,935         11        (17)
                            =======    =======     =======

Operating Profit
 Reported                   $  108      $  99      $  (67)         9         NM
 Ongoing                    $  108      $ 105      $   64          3         64

Ongoing excludes impairment and restructuring charges of $6 in 1998 and $131 in 1997 (see Notes 4 and 18). NM - Not meaningful.

--------------------------------------------------------------------------------

1999 vs. 1998
-------------

Reported net sales increased $171 million which includes the decrease in the intercompany elimination resulting from the deconsolidation of PBG and PBO bottling operations. Before the elimination of intercompany concentrate sales, net sales increased $102 million. This advance reflects net contributions from acquisitions/divestitures, higher volume and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Brazil, Mexico, India and Germany, reduced net sales by 3 percentage points.

BCS increased 1% primarily reflecting double-digit growth in China, strong double-digit growth in Germany, Japan and Pakistan, and single-digit growth in India and Saudi Arabia. These advances were partially offset by lower BCS in Brazil, Russia, the Philippines and Thailand. Through December total concentrate shipments to franchisees, including those former wholly-owned bottlers in which we now own an equity interest, increased 2% while their BCS increased at a slower rate.

Reported operating profit increased $9 million. Ongoing operating profit increased $3 million reflecting volume gains and higher effective net pricing. These gains were reduced by higher A&M, net losses from acquisitions/divestitures and unfavorable foreign currency impact.

1998 vs. 1997
-------------

Reported net sales decreased $335 million. Before the elimination of intercompany concentrate sales, net sales decreased $323 million. This decline was primarily due to the absence of Japan bottling sales in 1998 as a result of the refranchising of our Japanese bottler late in 1997 and net unfavorable foreign currency impact, partially offset by higher volume. The net unfavorable foreign currency impact, primarily in Thailand and India, reduced net sales by 2 percentage points.

BCS increased 6% reflecting double-digit growth in Mexico, the Philippines, India, Pakistan and China. In addition, BCS grew at a high double-digit rate in Venezuela reflecting the continued momentum by the joint venture as it increased its territories and capacity. These advances were partially offset by lower BCS in Japan due to the elimination of certain PepsiCo-owned brands by the new bottler Suntory. The PepsiCo-owned brands that continued to be sold by Suntory grew at a double-digit rate. Total concentrate shipments to franchisees, including those former wholly-owned bottlers in which we now own an equity interest, increased 6% while their BCS increased at a slightly higher rate.

Reported operating profit increased $166 million. Ongoing operating profit increased $41 million reflecting higher volume gains (reported by most of our business units) and lower G&A expenses, due in part to savings from our 1996 restructuring. These gains were partially reduced by higher A&M.

Tropicana
---------

The standard measure of volume is four-gallon equivalent cases.

In its first full year as part of PepsiCo, net sales were $2.25 billion and operating profit was $170 million for 1999. For the period August 26, 1998 (the date of acquisition) through December 26, 1998, net sales were $722 million and operating profit was $40 million. This 18 week period in 1998 was reported in the fourth quarter and, therefore, is not comparable to the 16 week fourth quarter of 1999. Including the impact of the additional two weeks in 1998, net sales decreased 2% and operating profit increased 35%. On a comparable 16 week basis, net sales and operating profit increased 10% and 55%, respectively. Volume for the fiscal year 1999 increased 4%, led by an 8% increase in Tropicana Pure Premium worldwide. Higher pricing taken to offset increases in the cost of oranges, combined with volume growth, drove 1999 operating performance.

CONSOLIDATED CASH FLOWS

1999 vs. 1998
-------------

Our 1999 consolidated cash and cash equivalents increased $653 million compared to a $1.6 billion decrease in 1998. The change primarily reflects a decrease in cash outflows for acquisitions and investments in unconsolidated affiliates as compared to 1998, which included the acquisition of Tropicana, and lower share repurchase activity in 1999. In addition, cash and cash equivalents increased as a result of net proceeds from long-term debt financings in 1999 primarily related to the PBG separation, versus net payments in 1998. These comparative increases were partially offset by net payments of short-term borrowings in 1999, primarily funded from amounts received from PBG, versus net short-term borrowings in 1998 and the comparative impact of net maturities of short-term investments in 1998.

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

Share Repurchases
-----------------
Our share repurchase activity was as follows:

                                                   1999        1998        1997
--------------------------------------------------------------------------------

Cost                                             $1,285      $2,230      $2,459
Shares repurchased
   Number of shares (in millions)                  35.8        59.2        69.0
   % of shares outstanding at beginning of year     2.4%        3.9%        4.5%

The current authorization for share repurchases granted by our Board of Directors is $3 billion over the three year period from 1999 to 2001.

Liquidity and Capital Resources

We reduced our revolving credit facilities to $1.5 billion in 1999. Of the $4.75 billion as of year-end 1998, $3.1 billion expired March 26, 1999 and was not renewed due to our reduced borrowing needs. The remaining $1.65 billion was cancelled on June 18, 1999 and replaced with a $600 million facility expiring in June of 2000 and a $900 million facility expiring in June of 2004. At expiration, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. The credit facilities exist largely to support issuances of short-term debt and remain unused at year-end 1999. At year-end 1999, $900 million of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of the unused credit facilities, to refinance these borrowings.

As discussed in Note 2, our Board of Directors approved a plan in 1998 for the separation from PepsiCo of PBG. PBG completed an IPO on April 6, 1999. In February and March of 1999, in preparation for the IPO, PBG and its principal operating subsidiary, Bottling Group, LLC, incurred $6.55 billion of indebtedness. Of the $6.55 billion, $3.25 billion was repaid by PBG with the proceeds of the IPO and the issuance of long-term debt. PepsiCo has unconditionally guaranteed $2.3 billion of Bottling Group, LLC long-term debt. During the first quarter, we received $5.5 billion of the debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. These proceeds were used to repay our short-term borrowings and for share repurchases.

The Whitman transaction, completed on May 20, 1999, generated net cash proceeds of $300 million.


The deconsolidation of the PBG, PBO and PepCom operations resulted in declines in current assets, intangible assets, property, plant and equipment, net, current liabilities, long-term debt and deferred income taxes, and an increase in investments in unconsolidated affiliates.

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Included in Item 7, Management's Discussion and Analysis - Market Risk beginning on page 10.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Information on page F-2.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The following is a list of names, ages and background of our current executive officers:

Roger A. Enrico, 55, is our Chairman of the Board and Chief Executive Officer. Mr. Enrico was elected as PepsiCo's Chief Executive Officer in April, 1996 and as Chairman of the Board in November, 1996, after serving as Vice Chairman since 1993. Mr. Enrico, who joined PepsiCo in 1971, became President and Chief
Executive Officer of Pepsi-Cola USA in 1983, President and Chief Executive Officer of PepsiCo Worldwide Beverages in 1986, and Chairman and Chief Executive Officer of Frito-Lay, Inc. in 1991. Mr. Enrico served as Chairman and Chief Executive Officer of PepsiCo Worldwide Foods from 1992 to 1994 and as Chairman and Chief Executive Officer, PepsiCo Worldwide Restaurants from 1994 to 1997.

Steven S Reinemund, 51, is our President and Chief Operating Officer. Mr. Reinemund was appointed President and Chief Operating Officer in September 1999. He began his career with PepsiCo as Senior Operating Officer of Pizza Hut, Inc. (a former subsidiary of the Company) in 1984. He became President and Chief
Executive Officer of Pizza Hut in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay. He became Chairman and Chief Executive Officer of the Frito-Lay Company in 1996.

Matthew M. McKenna, 49, is our Senior Vice President and Treasurer. Previously, he was Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm Winthrop, Stimson, Putnam & Roberts in New York.

Lionel L. Nowell III, 46, is our Senior Vice President and Controller. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units. He also served as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit and Director of Internal Audit.

Indra K. Nooyi, 44, is our Senior Vice President and Chief Financial Officer. She joined PepsiCo in 1994 as Senior Vice President, Corporate Strategy and
Development. Prior to joining PepsiCo, she was Senior Vice President of Strategy, Planning and Strategic Markets for Asea Brown Boveri. She was also Vice President and Director of Corporate Strategy and Planning at Motorola.

Robert F. Sharpe, Jr., 48, is our Senior Vice President, Public Affairs, General Counsel, and Secretary. He joined PepsiCo in January, 1998 as Senior Vice President, General Counsel and Secretary. Mr. Sharpe was Senior Vice President and General Counsel of RJR Nabisco Holdings Corp. from 1996 until 1998. He was previously Vice President, Tyco International Ltd. from 1994 to 1996 and Vice President, Assistant General Counsel and Secretary of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. from 1989 to 1994.

Karl M. von der Heyden, 63, is our Vice Chairman of the Board. He also served as Chief Financial Officer from September 1996 until March 1998. He served as President and Chief Executive Officer of Metallgesellshaft Corp. from 1993 through 1994 and was Chairman and Chief Executive Officer of RJR Nabisco from March through May 1993 and Chief Financial Officer from 1989 to 1993.

         Executive officers are elected by the Company's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among the Company's executive officers.

         The name, age and background of each of the Company's directors nominated for election are contained under the caption "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and are incorporated herein by reference.

Item 11.   Executive Compensation

         Information on compensation of the Company's directors and executive officers is contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Directors Compensation" and "Executive Compensation", respectively, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information on the number of shares of PepsiCo Capital Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption "Ownership of Capital Stock by Directors and Executive Officers" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference. As far as is known to the Company, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Capital Stock.

Item 13.   Certain Relationships and Related Transactions

         Not applicable.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a)      1.       Financial Statements

                              See Index to Financial Information on page F-2.

                  2.       Exhibits

                              See Index to Exhibits on page E-1.

         (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2000


                                            PepsiCo, Inc.


                                    By:     __________________________
                                            Roger A. Enrico
                                            Chairman of the Board and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.


SIGNATURE                              TITLE                           DATE


/S/ ROGER A. ENRICO                Chairman of the Board and      March 21, 2000
Roger A. Enrico                    Chief Executive Officer

/S/INDRA K. NOOYI                  Senior Vice President          March 21, 2000
Indra K. Nooyi                     Chief Financial Officer

/S/ LIONEL L. NOWELL III           Senior Vice President and      March 21, 2000
Lionel L. Nowell III               Controller (Principal
                                   Accounting Officer)

/S/ KARL M. VON DER HEYDEN         Vice Chairman of the Board     March 21, 2000
Karl M. von der Heyden

/S/JOHN F. AKERS                   Director                       March 21, 2000
John F. Akers

/S/ ROBERT E. ALLEN                Director                       March 21, 2000
Robert E. Allen

/S/ PETER FOY                      Director                       March 21, 2000
Peter Foy

/S/ RAY L. HUNT                    Director                       March 21, 2000
Ray L. Hunt

/S/ ARTHUR C. MARTINEZ            Director                        March 21, 2000
Arthur C. Martinez

/S/ JOHN J. MURPHY                Director                        March 21, 2000
John J. Murphy

/S/ FRANKLIN D. RAINES            Director                        March 21, 2000
Franklin D. Raines

/S/ STEVEN S REINEMUND            President and Chief             March 21, 2000
Steven S Reinemund                Operating Officer and
                                  Director

/S/ SHARON PERCY ROCKEFELLER      Director                        March 21, 2000
Sharon Percy Rockefeller

/S/ FRANKLIN A. THOMAS            Director                        March 21, 2000
Franklin A. Thomas

/S/ P. ROY VAGELOS                Director                        March 21, 2000
P. Roy Vagelos

/S/ ARNOLD R. WEBER               Director                        March 21, 2000
Arnold R. Weber

                                INDEX TO EXHIBITS
                                  ITEM 14(a)(3)
EXHIBIT

3.1 Restated Articles of Incorporation of PepsiCo, Inc., which is incorporated herein by reference to Exhibit 3(i) to PepsiCo's Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996.

3.2       By-Laws of PepsiCo, Inc., as amended March 16, 2000.

4 PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc.
          and all of its subsidiaries for which onsolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1      Description  of  PepsiCo,   Inc.  1988  Director   Stock  Plan,
          which is incorporated herein by reference to Post-Effective Amendment No. 2 to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-22970).

10.2 PepsiCo, Inc. 1987 Incentive Plan (the "1987 Plan"), as amended and restated, effective as of October 1, 1999.

10.3 Operating Guideline No. 1 under the 1987 Plan, as amended through July 25, 1991, which is incorporated by reference to Exhibit 10(d) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.4 Operating Guideline No. 2 under the 1987 Plan and the Plan, as amended through January 22, 1987, which is incorporated herein by reference to Exhibit 28(b) to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-19539).

10.6 PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated, effective as of October 1, 1999.

10.7 PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.8 Amended and Restated PepsiCo Executive Income Deferral Program which is incorporated herein by reference to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9 Restated PepsiCo Pension Equalization Plan, which is incorporated herein by reference to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

12        Computation of Ratio of Earnings to Fixed Charges.

21        Subsidiaries of PepsiCo, Inc.

23        Report and Consent of KPMG LLP.

24.1 Power of Attorney executed by Roger A. Enrico, Lionel L. Nowell III, Indra K. Nooyi, , John F. Akers, Robert E. Allen, Peter Foy, Ray L. Hunt, Arthur C. Martinez, John J. Murphy,
          Franklin D. Raines, Steve S Reinemund, Sharon Percy Rockerfeller, Franklin A. Thomas, P. Roy Vagelos, Karl M. von der Heyden and Arnold R. Weber.

24.2      Power of Attorney executed by Cynthia M. Trudell.

24.3      Power of Attorney executed by Solomon D. Trujillo.

27        Financial Data Schedule.

                              PepsiCo, Inc. and Subsidiaries

                                   FINANCIAL INFORMATION



                        FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K



                            FISCAL YEAR ENDED DECEMBER 25, 1999

                               PEPSICO, INC. AND SUBSIDIARIES

                               INDEX TO FINANCIAL INFORMATION
                                       Item 14(a)(1)



                                                                          Page
                                                                       Reference
                                                                       -----------
Item 14(a)(1) Financial Statements

Consolidated Statement of Income for the fiscal years ended
 December 25, 1999, December 26, 1998 and December 27, 1997.........   F-3

Consolidated Statement of Cash Flows for the fiscal years ended
 December 25, 1999, December 26, 1998 and December 27, 1997.........   F-4 - F-5

Consolidated Balance Sheet at December 25, 1999 and December 26,
 1998...............................................................   F-6

Consolidated Statement of Shareholders' Equity for the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997....  F-7 - F-8

Notes to Consolidated Financial Statements..........................   F-9 - F-40

Management's Responsibility for Financial Statements................   F-41

Report of Independent Auditors, KPMG LLP............................   F-42

Selected Financial Data.............................................   F-43


All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item 14(a)(1) Financial Statements.

Consolidated Statement of Income
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997

                                                      1999       1998        1997

---------------------------------------------------------------------------------
Net Sales
New PepsiCo.................................       $18,244    $14,686     $13,655
Bottling operations.........................         2,123      7,662       7,262
                                                  --------   --------    --------
Total Net Sales.............................        20,367     22,348      20,917

Costs and Expenses
Cost of sales...............................         8,198      9,330       8,525
Selling, general and administrative expenses         9,103      9,924       9,241
Amortization of intangible assets...........           183        222         199
Impairment and restructuring charges........            65        288         290
                                                  --------   --------    --------
Total Costs and Expenses....................        17,549     19,764      18,255

Operating Profit
New PepsiCo.................................         2,765      2,460       2,252
Bottling operations and equity investments..            53        124         410
                                                  --------   --------    --------
Total Operating Profit......................         2,818      2,584       2,662

Bottling equity income, net.................            83          -           -
Gain on bottling transactions...............         1,000          -           -
Interest expense............................          (363)      (395)       (478)
Interest income.............................           118         74         125
                                                  --------   --------    --------
Income from Continuing Operations
 Before Income Taxes.......................          3,656      2,263       2,309

Provision for Income Taxes..................         1,606        270         818
                                                  --------   --------    --------
Income from Continuing Operations...........         2,050      1,993       1,491

Income from Discontinued Operations, net of
 tax........................................             -          -         651
                                                  --------   --------    --------

Net Income..................................       $ 2,050    $ 1,993     $ 2,142
                                                  ========   ========    ========

Income Per Share - Basic
Continuing Operations.......................       $  1.40    $  1.35     $  0.98
Discontinued Operations.....................             -          -        0.42
                                                  ========   ========    ========
Net Income  ................................       $  1.40    $  1.35     $  1.40
                                                  ========   ========    ========
Average shares outstanding..................         1,466      1,480       1,528

Income Per Share - Assuming Dilution
Continuing Operations.......................       $  1.37    $  1.31     $  0.95
Discontinued Operations.....................             -          -        0.41
                                                  ========   ========    ========
Net Income..................................       $  1.37    $  1.31     $  1.36
                                                  ========   ========    ========
Average shares outstanding..................         1,496      1,519       1,570
---------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.
                                            F-3

Consolidated Statement of Cash Flows
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997

                                                         1999       1998        1997

------------------------------------------------------------------------------------
Operating Activities
Income from continuing operations.................    $ 2,050    $ 1,993     $ 1,491
Adjustments to reconcile income from continuing
 operations to net cash provided by operating
  activities
    Gain on bottling transactions.................     (1,000)         -           -
    Bottling equity income, net...................        (83)         -           -
    Depreciation and amortization.................      1,032      1,234       1,106
    Noncash portion of 1998 income tax benefit....          -       (259)          -
    Noncash portion of impairment and
     restructuring charges........................         37        254         233
    Deferred income taxes.........................        529        150          51
    Other noncash charges and credits, net........        364        237         342
    Changes in operating working capital,
     excluding effects of acquisitions and
      dispositions
        Accounts and notes receivable.............       (149)      (104)        (53)
        Inventories...............................       (186)        29          79
        Prepaid  expenses  and  other  current
         assets...................................       (203)       (12)        (56)
        Accounts  payable  and  other  current
         liabilities..............................        310       (195)         84
        Income taxes payable......................        326       (116)        142
                                                     --------    -------    --------
     Net change in operating working capital......         98       (398)        196
                                                     --------    -------    --------

Net Cash Provided by Operating Activities.........      3,027      3,211       3,419
                                                     --------    -------    --------

Investing Activities
Capital spending..................................     (1,118)    (1,405)     (1,506)
Acquisitions and investments in unconsolidated
 affiliates.......................................       (430)    (4,537)       (119)
Sales of businesses...............................        499         17         221
Sales of property, plant and equipment............        126        134          80
Short-term investments, by original maturity
    More than three months-purchases..............     (2,025)      (525)        (92)
    More than three months-maturities.............      2,008        584         177
    Three months or less, net.....................         12        839        (735)
Other, net........................................       (144)      (126)        (96)
                                                     --------    -------    --------

Net Cash Used for Investing Activities............     (1,072)    (5,019)     (2,070)
                                                     --------    -------    --------

------------------------------------------------------------------------------------

(Continued on following page)

Consolidated Statement of Cash Flows
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997

                                                        1999       1998        1997

-----------------------------------------------------------------------------------
Financing Activities
Proceeds from issuances of long-term debt.......       3,480        990           -
Payments of long-term debt......................      (1,123)    (2,277)     (1,875)
Short-term borrowings, by original maturity
    More than three months-proceeds.............       3,691      2,713         146
    More than three months-payments.............      (2,741)      (417)       (177)
    Three months or less, net...................      (2,856)     1,753      (1,269)
Cash dividends paid.............................        (778)      (757)       (736)
Share repurchases...............................      (1,285)    (2,230)     (2,459)
Proceeds from exercises of stock options........         308        415         403
Other, net......................................           -          -           5
                                                     -------    -------    --------
Net Cash (Used  for) Provided by Financing
 Activities.....................................      (1,304)       190      (5,962)
                                                     -------    -------    --------

Net Cash Provided by Discontinued Operations....           -          -       6,236
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents...............................           2          1          (2)
                                                     -------    -------    --------
Net Increase (Decrease) in Cash and Cash
 Equivalents....................................         653     (1,617)      1,621
Cash and Cash Equivalents - Beginning of Year...         311      1,928         307
                                                     -------    -------    --------
Cash and Cash Equivalents - End of Year.........      $  964    $   311     $ 1,928
                                                     =======    =======    ========



-----------------------------------------------------------------------------------
Supplemental Cash Flow Information
Interest paid...................................      $  321    $   367     $   462

Income taxes paid...............................      $  525    $   521     $   696

Schedule of Noncash Investing and Financing
 Activities

Fair value of assets acquired...................      $  717    $ 5,359     $   160
Cash paid and stock issued......................        (438)    (4,537)       (134)
                                                     -------    -------    --------
Liabilities assumed.............................      $  279    $   822     $    26
                                                     =======    =======    ========

-----------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet
(in millions except per share amount)
PepsiCo, Inc. and Subsidiaries
December 25, 1999 and December 26, 1998

                                                                1999        1998
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents.............................       $   964     $   311
Short-term investments, at cost.......................            92          83
                                                            --------    --------
                                                               1,056         394

Accounts and notes receivable, net....................         1,704       2,453
Inventories...........................................           899       1,016
Prepaid expenses and other current assets.............           514         499
                                                            --------    --------
    Total Current Assets..............................         4,173       4,362

Property, Plant and Equipment, net....................         5,266       7,318
Intangible Assets, net................................         4,735       8,996
Investments in Unconsolidated Affiliates..............         2,846       1,396
Other Assets..........................................           531         588
                                                            --------    --------
      Total Assets....................................       $17,551     $22,660
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Short-term borrowings.................................       $   233     $ 3,921
Accounts payable and other current liabilities........         3,399       3,870
Income taxes payable..................................           156         123
                                                            --------    --------
    Total Current Liabilities.........................         3,788       7,914

Long-Term Debt........................................         2,812       4,028
Other Liabilities.....................................         2,861       2,314
Deferred Income Taxes.................................         1,209       2,003

Shareholders' Equity
Capital Stock, par value 1 2/3(cent) per share:
 authorized 3,600 shares, issued 1,726 shares.........            29          29
Capital in excess of par value........................         1,081       1,166
Retained earnings.....................................        14,066      12,800
Accumulated other comprehensive loss..................          (989)     (1,059)
                                                            --------    --------
                                                              14,187      12,936
Less:  repurchased shares, at cost:
 271 shares in 1999 and 255 shares in 1998...........         (7,306)     (6,535)
                                                            --------    --------
    Total Shareholders' Equity.......................          6,881       6,401
                                                            --------    --------
      Total Liabilities and Shareholders' Equity.....        $17,551     $22,660
                                                            ========    ========

--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997

                                                        Capital Stock
                                         ----------------------------------------------
                                                                               Net Out-
                                              Issued          Repurchased      standing
                                          -----------------  ----------------
                                          Shares    Amount   Shares    Amount   Shares
--------------------------------------------------------------------------------------
Shareholders' Equity, December 28,
 1996..................................    1,726       $29     (181)  $(3,023)   1,545
                                         ----------------------------------------------
  1997 Net income......................        -         -        -         -        -
  Currency translation adjustment......        -         -        -         -        -

    Comprehensive income...............
  Cash dividends declared..............        -         -        -         -        -
  Share repurchases....................        -         -      (69)   (2,459)     (69)
  Stock option exercises, including
   tax benefit.........................        -         -       25       488       25
  Spin-off of restaurant businesses....        -         -        -         -        -
  Other................................        -         -        1         8        1
                                         ----------------------------------------------
Shareholders' Equity, December 27,
 1997..................................    1,726        29     (224)   (4,986)   1,502
                                         ----------------------------------------------
  1998 Net income......................        -         -        -         -        -
  Currency translation adjustment......        -         -        -         -        -
  CTA reclassification adjustment......        -         -        -         -        -
  Minimum pension liability adjustment
   (net of tax benefit of $11).........        -         -        -         -        -

    Comprehensive income...............
  Cash dividends declared..............        -         -        -         -        -
  Share repurchases....................        -         -      (59)   (2,230)     (59)
  Stock option exercises, including
   tax benefit.........................        -         -       28       675       28
  Other................................        -         -        -         6        -
                                         ----------------------------------------------
Shareholders' Equity, December 26,
 1998..................................    1,726        29     (255)   (6,535)   1,471
                                         ----------------------------------------------
  1999 Net income......................        -         -        -         -        -
  Currency translation adjustment......        -         -        -         -        -
  CTA reclassification adjustment......        -         -        -         -        -
  Minimum pension liability adjustment
   (net of tax of $9)..................        -         -        -         -        -
  Other comprehensive income...........        -         -        -         -        -

    Comprehensive income...............
  Cash dividends declared..............        -         -        -         -        -
  Share repurchases....................        -         -      (36)   (1,285)     (36)
  Stock option exercises, including
   tax benefit.........................        -         -       20       514       20
  Other................................        -         -        -         -        -
                                         ----------------------------------------------
Shareholders' Equity, December 25,
 1999..................................    1,726       $29     (271)  $(7,306)   1,455
                                         ==============================================

---------------------------------------------------------------------------------------

(Continued on following page)

Consolidated Statement of Shareholders' Equity
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997

                                         Capital              Accumulated          Total
                                           in                    Other            Currency
                                        Excess of   Retained Comprehensive        Translation
                                        Par Value   Earnings     Loss      Total   Adjustment
---------------------------------------------------------------------------------------------
Shareholders' Equity, December 28,
 1996..................................    $1,201   $ 9,184   $  (768)   $ 6,623   $  (768)
                                        -----------------------------------------------------
  1997 Net income......................         -     2,142         -      2,142
  Currency translation adjustment......         -         -      (220)      (220)     (220)
                                                                         -------
    Comprehensive income...............                                    1,922
  Cash dividends declared..............         -      (746)        -       (746)
  Share repurchases....................         -         -         -     (2,459)
  Stock option exercises, including
   tax benefit.........................        88         -         -        576
  Spin-off of restaurant businesses....         -       987         -        987
  Other................................        25         -         -         33
                                        -----------------------------------------------------
Shareholders' Equity, December 27,
 1997..................................     1,314    11,567      (988)     6,936      (988)
                                        -----------------------------------------------------
  1998 Net income......................         -     1,993         -      1,993
  Currency translation adjustment......         -         -       (75)       (75)      (75)
  CTA reclassification adjustment......         -         -        24         24        24
  Minimum pension liability adjustment
   (net of tax benefit of $11).........         -         -       (20)       (20)
                                                                         -------
    Comprehensive income...............                                    1,922
  Cash dividends declared..............         -      (760)        -       (760)
  Share repurchases....................         -         -         -     (2,230)
  Stock option exercises, including....
   tax benefit.........................      (151)        -         -        524
  Other................................         3         -         -          9
                                        -----------------------------------------------------
Shareholders' Equity, December 26,
 1998..................................     1,166    12,800    (1,059)     6,401    (1,039)
                                        -----------------------------------------------------
  1999 Net income......................         -     2,050         -      2,050
  Currency translation adjustment......         -         -      (121)      (121)     (121)
  CTA reclassification adjustment......         -         -       175        175       175
  Minimum pension liability adjustment
   (net of tax of $9)..................         -         -        17         17
  Other comprehensive income...........         -         -        (1)        (1)
                                                                         -------
    Comprehensive income...............                                    2,120
  Cash dividends declared..............         -      (784)        -       (784)
  Share repurchases....................         -         -         -     (1,285)
  Stock option exercises, including
   tax benefit.........................      (131)        -         -        383
  Other................................        46         -         -         46
                                        -----------------------------------------------------
Shareholders' Equity, December 25,
 1999..................................    $1,081   $14,066   $  (989)   $ 6,881   $  (985)
                                        =====================================================

---------------------------------------------------------------------------------------------

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

Items Affecting Comparability

Certain reclassifications were made to the 1998 and 1997 amounts to conform to the 1999 presentation, particularly the segment reclassifications resulting from the 1999 reorganization of our Pepsi-Cola business described in Note 18. As a result of the 1999 bottling transactions described in Note 2, certain bottling operations that were previously consolidated are now accounted for under the equity method. Therefore, the consolidated financial statements subsequent to the bottling transactions are not comparable to the consolidated financial statements presented for prior periods. In addition, the third quarter 1998 acquisition of Tropicana described in Note 3 affects comparability.

Principles of Consolidation

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Accordingly, our share of the net income or loss of such unconsolidated affiliates is included in consolidated net income.

Issuances of Subsidiary Stock

The issuance of stock by one of our subsidiaries to third parties reduces our proportionate ownership interest in the subsidiary. Unless the issuance of such stock is part of a broader corporate reorganization, we recognize a gain or loss, equal to the difference between the issuance price per share and our carrying amount per share. Such gain or loss, net of the related tax, is recognized in consolidated net income when the transaction occurs.

Revenue Recognition

We recognize revenue when products are delivered to customers. Sales terms generally do not allow a right to return.

Marketing Costs

Marketing costs are reported in selling, general and administrative expenses and include costs of advertising and other marketing activities. Advertising expenses were $1.8 billion in 1999, $1.9 billion in 1998 and $1.8 billion in 1997. Deferred advertising expense, classified as prepaid expenses in the Consolidated Balance Sheet, was $30 million in 1999 and $34 million in 1998. Deferred advertising costs are expensed in the year first used and consist of:
o media and personal service prepayments,
o promotional materials in inventory, and
o production costs of future media advertising.
                                            F-9

Stock-Based Compensation

We measure stock-based compensation cost as the excess of the quoted market price of PepsiCo Capital Stock at the grant date over the amount the employee must pay for the stock (exercise price). Our policy is to generally grant stock options with an exercise price equal to the stock price at the date of grant and accordingly, no compensation cost is recognized. Under our incentive programs, compensation cost for performance share units granted and for cash payments expected to be paid to employees in lieu of stock options is based on the grant date value and recognized over the vesting period of the award.

Derivative Instruments

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

The differential to be paid or received on a currency swap related to non-U.S. dollar denominated debt is charged or credited to selling, general and administrative expenses as the differential occurs. This is fully offset by the corresponding gain or loss recognized on the currency translation of the debt, as both amounts are based upon the same exchange rates. The currency differential not yet settled in cash is reflected in the Consolidated Balance Sheet under the appropriate current or noncurrent receivable or payable caption. If a currency swap position were to be terminated prior to maturity, the gain or loss realized upon termination would be immediately recognized in selling, general and administrative expenses.

Gains and losses on futures contracts designated as hedges of future commodity purchases are deferred in the Consolidated Balance Sheet under the appropriate current asset or liability caption and included in the cost of the hedged commodity when purchased. Changes in the value of such contracts used to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. Subsequent changes in the value of such contracts that cease to be highly correlated or changes in the value of futures contracts not designated as hedges would be recognized in cost of sales immediately. If a futures contract designated as a hedge were to be terminated, the gain or loss realized upon termination would be included in the cost of the hedged commodity when purchased.

Prepaid forward contracts for the purchase of PepsiCo Capital Stock are reflected in the Consolidated Balance Sheet at fair value as a prepaid expense. Changes in fair value of these contracts are recognized as interest expense.

The cash flows related to the above derivative instruments are classified in the Consolidated Statement of Cash Flows in a manner consistent with those of the transactions being hedged.

Cash Equivalents

Cash equivalents represent funds temporarily invested with original maturities of three months or less. All other investment portfolios are primarily classified as short-term investments.

Inventories

Inventories are valued at the lower of cost (computed on the average, first-in, first-out or last-in, first-out method) or net realizable value.
                                            F-10

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis. Buildings and improvements are depreciated over their estimated useful lives, generally ranging from 20 to 50 years. Machinery and equipment (including fleet) are depreciated over their estimated useful lives, generally ranging from 2 to 10 years.

Intangible Assets

Goodwill, the excess of our investments in unconsolidated affiliates over our equity in the underlying assets of these investments, and reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives, generally ranging from 20 to 40 years. Trademarks and other identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, generally ranging from 20 to 40 years.

Recoverability of Long-Lived Assets to be Held and Used in the Business

All long-lived assets, including goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows.

The depreciation or amortization periods for long-lived assets to be held and used are periodically evaluated to determine whether events or circumstances have occurred that warrant revision.

Accounting Changes

As of December 28, 1997, we adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by The American Institute of Certified Public Accountants in March 1998. The amount capitalized under the SOP was $52 million in 1999 and $42 million in 1998.

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

Note 2 - Investments in Unconsolidated Affiliates

Investments in Unconsolidated Affiliates

In 1998, our Board of Directors approved a plan for the separation from PepsiCo of certain wholly-owned bottling businesses located in the United States, Canada, Spain, Greece and Russia, referred to as The Pepsi Bottling Group (PBG). On April 6, 1999, PBG completed the sale of 100 million shares of its common stock at $23 per share through an initial public offering with PepsiCo retaining a direct noncontrolling ownership interest of 35.5%. During the first quarter, we received $5.5 billion of debt proceeds obtained by PBG primarily as settlement of pre-existing intercompany amounts due to us. We recognized a pre-tax gain of $1.0 billion ($476 million after-tax or $0.32 per share) in the second quarter.

On May 20, 1999, we combined certain bottling operations in the midwestern United States and Central Europe (PBO) with the Whitman Corporation, a publicly traded corporation, to create new Whitman. We retained a noncontrolling ownership interest of approximately 38% in new Whitman. The transaction resulted in an after-tax loss to PepsiCo of $206 million or $0.14 per share.

On July 10, 1999, we formed a business venture with PepCom Industries, Inc., a Pepsi-Cola franchisee, combining bottling businesses in parts of North Carolina and New York. PepCom contributed bottling operations in central and eastern North Carolina and in Long Island, New York to the venture. We contributed our bottling operations in Winston-Salem and Wilmington, North Carolina in exchange for a noncontrolling interest in the venture, Pepsi Bottling Venture LLC, of 35%. The transaction was accounted for as a nonmonetary exchange for book purposes. A portion of the transaction was taxable which resulted in income tax expense of $25 million or $0.02 per share.

On October 15, 1999, we formed a business venture with Pohlad Companies, a Pepsi-Cola franchisee, combining bottling businesses in Puerto Rico and parts of the southeastern and midwestern United States. Pohlad Companies contributed its interests in Dakota Beverage Company, Delta Beverage Group, Inc. (Delta) and Pepsi-Cola Puerto Rico Bottling Company (PPR). We contributed our interests in Delta and PPR as well as 2.2 million shares of PepsiCo Capital Stock in exchange for a 33% noncontrolling interest in the venture. As a result, we have a noncontrolling ownership interest of approximately 24% in the venture's principal operating subsidiary, PepsiAmericas, Inc., a publicly traded corporation. The Pohlad transaction was structured as a fair value exchange with no resulting gain or loss.

Pepsi Bottling Group

The Pepsi Bottling Group, Inc. is the world's largest manufacturer, distributor and seller of carbonated and non-carbonated Pepsi-Cola beverages and operates under master bottling agreements with us. In addition to approximately 37% of PBG's outstanding common stock that we now own, we own 100% of PBG's class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary. This gives us economic ownership of approximately 40% of PBG's combined operations. We account for our investment using the equity method.

PBG's summarized full year 1999 and 1998 financial information is as follows:
                               1999      1998
---------------------------------------------
Current assets.........      $1,493    $1,318
Noncurrent assets......       6,126     6,004
                            -------   -------
  Total assets.........      $7,619    $7,322
                            =======   =======

Current liabilities....      $  947    $1,025
Noncurrent liabilities.       4,831     6,535
Minority interest......         278         -
                            -------   -------
  Total liabilities....      $6,056    $7,560
                            =======   =======
Our equity investment..      $  829    $    -
                            =======   =======

                                            F-12

                               1999      1998      1997
-------------------------------------------------------
Net sales..............      $7,505    $7,041    $6,592
Gross profit...........      $3,209    $2,860    $2,760
Operating profit.......      $  412    $   55    $  335
Net income (loss)......      $  118    $ (146)   $   59



The net assets  transferred to PBG as of April 6, 1999,  primarily  consisted of the following:
                                                   1999
-------------------------------------------------------
Property, plant and equipment, net..........     $2,106
Goodwill, net...............................     $1,097
Reacquired franchise rights and other
 intangibles, net............................    $2,734
Long-term debt..............................     $3,306
Deferred income taxes.......................     $1,218

Based upon the quoted closing price of PBG shares at year-end 1999, the calculated market value of our direct investment in PBG, excluding our investment in Bottling Group, LLC, was approximately $887 million.

Whitman

Whitman manufactures, distributes and sells carbonated and non-carbonated Pepsi-Cola beverages and operates under master bottling agreements with us. We now own approximately 40% of Whitman common stock and account for our investment using the equity method.

Whitman's summarized full year 1999 financial information is as follows:
                                1999
------------------------------------
Current assets.........       $  538
Noncurrent assets......        2,326
                            --------
  Total assets.........       $2,864
                            ========

Current liabilities....       $  739
Noncurrent liabilities.          983
                            --------
  Total liabilities....       $1,722
                            ========
Our equity investment..       $  668
                            ========


                                    1999
----------------------------------------
Net sales....................     $2,138
Gross profit.................     $  890
Operating profit.............     $  182
Income from continuing
 operations..................     $   43
Net loss.....................     $   (9)


Comparable prior year information for Whitman is not available.

The excess of our investment in new Whitman over our equity in the underlying net assets, net of amortization, was approximately $234 million at year-end 1999. Based upon the quoted closing price of Whitman shares at year-end 1999, the calculated market value of our investment in Whitman was approximately $740 million.
                                            F-13

Other Equity Investments

Summarized financial information, in the aggregate, regarding our principal equity investments, other than PBG and Whitman, follows. Information is presented in the aggregate and generally from the acquisition date.

                                   1999      1998
-------------------------------------------------
Current assets.............      $1,173    $  901
Noncurrent assets..........       2,539     2,037
                               --------   -------
  Total assets.............      $3,712    $2,938
                               ========   =======

Current liabilities........      $1,168    $1,125
Noncurrent liabilities.....         664       170
Minority interest..........          36         -
                               --------   -------
  Total liabilities........      $1,868    $1,295
                               ========   =======
Our related equity
investments................      $1,054    $  768
                               ========   =======

                                   1999      1998     1997
----------------------------------------------------------
Net sales..................      $3,754    $3,071   $2,713
Gross profit...............      $1,721    $1,360   $1,242
Operating profit...........      $   89    $  101   $  166

Net (loss) income..........      $  (10)   $   22   $  103


Related Party Transactions


Our significant related party transactions involve our investments in unconsolidated bottling affiliates. We sell concentrate to these affiliates that is used in the production of carbonated soft drinks and non-carbonated beverages. They purchase sweeteners and certain other raw materials through us. The raw material purchases on behalf of these bottling affiliates, related payments to suppliers and collections from the bottlers are not reflected in our consolidated financial statements. We also provide certain administrative and other services to these bottling affiliates under negotiated fee arrangements.

Further, because we share a business objective with these bottling affiliates of increasing the availability and consumption of Pepsi-Cola beverages, we provide various forms of marketing support to or on behalf of them to promote our beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment investment and shared media expense. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net revenues or as selling, general and administrative expense.

These transactions with our unconsolidated bottling affiliates are reflected in the Consolidated Statement of Income as follows:

                                                1999   1998    1997
-------------------------------------------------------------------
Net revenues............................      $1,779   $576    $538
Selling, general and administrative
 expenses...............................      $  554   $169    $153

As of December 25, 1999, the receivables from these bottling affiliates are $93 million and payables to these affiliates are $131 million. Such amounts are settled in terms consistent with other trade receivable and payable terms. See
Note 13 regarding our guarantee of PBG related debt.

Note 3 - Acquisitions

During 1999, we made acquisitions, primarily investments in various bottlers including investments in unconsolidated affiliates, which aggregated $430 million in cash.

During 1998, we completed the acquisitions of Tropicana Products, Inc. from The Seagram Company Ltd. for $3.3 billion in cash and The Smith's Snackfoods Company
(TSSC) in Australia from United Biscuits Holdings plc for $270 million in cash. In addition during 1998, acquisitions and investments in unconsolidated affiliates included the remaining ownership interest in various bottlers and purchases of various other international salty snack food businesses. Acquisitions for 1998 aggregated $4.5 billion in cash.

The results of operations of acquisitions are generally included in the consolidated financial statements from their respective dates of acquisition. The acquisitions were accounted for under the purchase method. The purchase prices have been allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess purchase prices over the fair values of the net assets acquired of approximately $310 million in 1999 and $3.2 billion in 1998 were allocated to goodwill.

Unaudited Tropicana Pro Forma

The following table presents the unaudited pro forma combined results of PepsiCo and Tropicana as if the acquisition had occurred at the beginning of our fiscal years 1998 and 1997. The aggregate impact of other acquisitions in these periods was not material to our net sales, income or income per share from continuing operations.

                                                 Unaudited
                                           -------------------
                                               1998       1997
                                           -------------------

Net sales                                   $23,674    $22,851

Income from continuing operations           $ 1,939    $ 1,427
Income per share from continuing
 operations                                 $  1.28    $  0.91


The pro forma amounts include the amortization of the goodwill arising from the allocation of the purchase price and interest expense on the debt issued to finance the purchase. The pro forma information does not necessarily present what the combined results would have been for these periods and is not intended to be indicative of future results.

Note 4 - Asset Impairment and Restructuring

                                               1999      1998     1997
----------------------------------------------------------------------

Asset impairment charges

Held and used in the business
  Property, plant and equipment...........    $   8     $ 149    $   5
  Intangible assets.......................        -        37        -
  Other assets............................        -        14        -

Held for disposal/abandonment
  Property, plant and equipment...........       29        54      111
  Investments in unconsolidated affiliates        -         -       21
  Net assets of business units............        -         -       63
                                             ------    ------   ------
    Total asset impairment................       37       254      200


Restructuring charges

Employee related costs....................       19        24       55
Other charges.............................        9        10       35
                                             ------    ------   ------
    Total restructuring...................       28        34       90
                                             ------    ------   ------
Total.....................................    $  65     $ 288    $ 290
                                             ======    ======   ======
   After-tax..............................    $  40     $ 261    $ 239
                                             ======    ======   ======
   Per share..............................    $0.03     $0.17    $0.15
                                             ======    ======   ======

Impairment by segment
                                               1999      1998     1997
-----------------------------------------------------------------------

Frito-Lay North America...................      $37      $ 54     $  8
Frito-Lay International...................        -         -       30
Pepsi-Cola North America..................        -         -       52
Pepsi-Cola International..................        -         6      105
                                             ------    ------   ------
Combined segments.........................       37        60      195
Bottling operations.......................        -       194        5
                                             ------    ------   ------
                                                $37      $254     $200
                                             ======    ======   ======

1999

The 1999 asset impairment and restructuring charge of $65 million recognized in the first quarter relates to the closure of three plants and impairment of equipment at Frito-Lay North America. This charge was the second phase of a productivity improvement plan developed in the fourth quarter of 1998. The plan included the consolidation of U.S. production to newer and more efficient plants and streamlining logistics and transportation systems.

The asset impairment charges primarily reflect the reduction in the carrying value of the land and buildings to their estimated fair market value based on current selling prices for comparable real estate, less costs to sell, and the write off of the net book value of equipment which cannot be redeployed. The plant closures were completed during 1999. The majority of these assets were either disposed of or abandoned in 1999. The restructuring charges of $28 million primarily included severance costs for approximately 860 employees and plant closing costs. Substantially all of the terminations occurred during 1999.

1998

The 1998 asset impairment and restructuring charges of $288 million were comprised of the following:

o A charge of $218 million for asset impairment of $200 million and restructuring charges of $18 million related to our Russian bottling operations. The economic turmoil in Russia which accompanied the August 1998 devaluation of the ruble adversely impacted our operations. Consequently, we experienced a significant drop in demand, resulting in lower net sales and increased operating losses. Also, since net bottling sales in Russia were denominated in rubles, whereas a substantial portion of our related costs and expenses were denominated in U.S. dollars, bottling operating margins were further eroded. In response to these conditions, we reduced our cost structure primarily through closing facilities, renegotiating manufacturing contracts and reducing the number of employees. We also evaluated our long-lived bottling assets for impairment, triggered by the reduction in utilization of assets caused by the lower demand, the adverse change in the business climate and the expected continuation of operating losses and cash deficits in that market. The impairment charge reduced the net book value of the assets to their estimated fair market value, based primarily on amounts recently paid for similar assets in that marketplace. Of the total charge of $218 million, $212 million related to bottling operations that became part of PBG in 1999 (see Note 2).

o An impairment charge of $54 million related to manufacturing equipment at Frito-Lay North America. As part of our annual assessment of marketing plans and related capacity requirements at Frito-Lay North America and the development of a program to improve manufacturing productivity, we determined that certain product specific equipment would not be utilized and certain capital projects would be terminated to avoid production redundancies. The charge primarily reflected the write off of the net book value of the equipment and related projects. Disposal or abandonment of these assets was completed in 1999.

o A charge of $16 million for employee related costs resulting from the separation of Pepsi-Cola North America's concentrate and bottling organizations to more effectively serve retail customers in light of the conversion of PBG to public ownership (see Note 2). Of this amount, $10 million related to bottling operations that became part of PBG in 1999.

The employee related costs for 1998 of $24 million primarily included severance and relocation costs for approximately 2,700 employees located in the Russian bottling plants and at Pepsi-Cola North America field locations. During 1998, approximately 2,600 of the terminations occurred most of which were terminations of part-time employees with little associated cost. The remaining terminations either occurred in 1999 or related to the bottling operations that became part of PBG in 1999.

1997

The 1997 asset impairment and restructuring charges of $290 million were comprised of the following:

o Net charges of $183 million in several of our business segments for net asset impairment of $150 million related to the planned disposal of assets and for restructuring charges of $33 million. The impairment charges were taken as a result of decisions to dispose of certain company-owned bottling operations and non-core international businesses, to dispose of certain assets to improve the utilization of facilities and to reduce occupancy costs and to exit certain bottling joint ventures. The impairment charges reduced the net book value of these assets to their estimated fair market value, generally based on estimates developed internally or, if available, amounts paid for similar assets, less costs to sell. The disposals occurred in 1997 and 1998 and in connection with the separation of certain company-owned bottling operations (see Note 2). The restructuring charges primarily related to the reorganization of an international company-owned bottling operation.

o Charges of $94 million for asset impairment of $48 million and restructuring charges of $46 million related to productivity initiatives in worldwide snacks. These initiatives included closing plants, eliminating production lines and consolidating distribution facilities. The resulting impairment charges were recognized primarily for assets held for disposal or abandonment and reduced the net book value of impaired assets to their estimated fair market value, generally based on estimates developed internally or, if available, amounts paid for similar assets, less costs to sell. Disposal or abandonment of these assets was substantially completed in 1997, with a significant portion of the remainder completed in 1998 as planned.

o Net charges of $13 million for net asset impairment of $2 million and net restructuring charges of $11 million related to actions to strengthen our international bottling structure. Restructuring charges of $98 million consisted of third party termination payments related to refranchising bottling operations and our investments in bottling joint ventures. These charges were substantially offset by an arbitration settlement of $87 million which we were awarded as a result of the termination of the bottling appointment with our previous Venezuelan bottler.

The employee related costs for 1997 of $55 million primarily included severance and relocation costs for approximately 2,100 employees primarily located in international plants and distribution centers. During 1997, terminations of approximately 1,100 employees occurred and, in 1998, approximately 500 terminations occurred. As a result of the successful redeployment of employees to other locations, approximately 500 terminations did not occur as planned which resulted in a change of estimate in 1998.


Analysis of restructuring reserve for total PepsiCo:

                                         Employee    Facility   Third Party
                                         Related     Closure    Termination   Other   Total
-------------------------------------------------------------------------------------------
Reserve, December 28, 1996...........       $ 95        $ 12        $ 46       $ 16   $ 169
  1997 restructuring charges.........         55           2          22         11      90
  Cash payments......................        (79)        (13)        (46)       (21)   (159)
  Cash receipt.......................          -           -          87          -      87
                                          ------      ------      ------     ------  ------
Reserve, December 27, 1997...........         71           1         109          6     187
  1998 restructuring charges.........         24           5           5          -      34
  Cash payments......................        (41)         (1)        (46)        (5)    (93)
  Changes in estimate................        (12)          4          (6)         -     (14)
                                          ------      ------      ------     ------  ------
Reserve, December 26, 1998...........         42           9          62          1     114
  1999 restructuring charges.........         19           7           -          2      28
  Cash payments......................        (23)         (4)        (47)        (1)    (75)
  Separation of PBG (see Note 2).....        (25)         (5)         (5)         -     (35)
                                          ------      ------      ------     ------  ------
Reserve, December 25, 1999...........       $ 13        $  7        $ 10       $  2   $  32
                                          ======      ======      ======     ======  ======

The restructuring reserves are included in accounts payable and other current liabilities in the Consolidated Balance Sheet. At year-end 1999, the remaining liability for restructuring charges associated with investments in unconsolidated affiliates was $10 million related to indemnifications of litigation liabilities.

The remaining carrying amounts of assets held for disposal were $6 million as of December 25, 1999, $13 million as of December 26, 1998 and $60 million as of
December 27, 1997. During 1998 and 1997, the net sales from international bottling business units held for disposal were $202 million and $590 million, respectively. Such businesses generated operating profits of $20 million in 1998 and $42 million in 1997. Our investments in unconsolidated affiliates held for disposal provided break-even results in 1999 and losses of $2 million in 1998 and $5 million in 1997.

Note 5 - Discontinued Operations

The restaurants segment was composed of the core restaurant businesses of Pizza Hut, Taco Bell and Kentucky Fried Chicken, PepsiCo Food Systems (PFS), a restaurant distribution operation, and several non-core U.S. restaurant businesses. In 1997, we spun off the restaurant businesses to our shareholders as an independent publicly traded company (Distribution). The spin-off was effective as a tax-free Distribution on October 6, 1997 (Distribution Date). Owners of PepsiCo Capital Stock as of September 19, 1997 received one share of common stock of Tricon Global Restaurants, Inc., the new company, for every 10 shares of PepsiCo Capital Stock. Immediately before the Distribution Date, we received $4.5 billion in cash from Tricon as repayment of certain amounts due and a dividend. PFS and the non-core U.S. restaurant businesses were sold before the Distribution Date resulting in after-tax cash proceeds of approximately $1.0 billion.

Income from discontinued operations:         1997
-------------------------------------------------
Net sales...........................      $ 8,375
Costs and expenses..................       (7,704)
PFS gain............................          500
Interest expense, net...............          (20)
Provision for income taxes..........         (500)
                                         --------
Income from discontinued operations.      $   651
                                         ========

The above amounts include costs directly associated with the spin-off but do not include an allocation of our interest or general and administrative expenses.

Note 6 - Income Per Share

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

The following reconciles shares outstanding at the beginning of the year to average shares outstanding:

                                                      1999       1998      1997
-------------------------------------------------------------------------------
Shares outstanding at beginning of year........      1,471      1,502     1,545
Weighted average shares issued  during  the
 year for exercise of stock options............         11         18        14
Weighted average shares repurchased............        (16)       (40)      (31)
                                                  --------    -------    ------
Average shares outstanding - basic.............      1,466      1,480     1,528
Effect of dilutive securities
  Dilutive shares contingently issuable upon
   the exercise of stock options...............        132        144       151
  Shares assumed purchased with proceeds from
   exercise of stock options...................       (102)      (105)     (109)
                                                  --------    -------    ------
Average shares outstanding - assuming dilution       1,496      1,519     1,570
                                                  ========    =======    ======

Diluted earnings per share excludes  incremental shares of 48.9 million in 1999,
31.1 million in 1998 and .2 million in 1997 related to employee stock options due to their antidilutive effect.

Note 7 - Accounts and Notes Receivable, net

                                                      1999       1998      1997
-------------------------------------------------------------------------------
Trade receivables............................       $1,234     $2,126
Receivables from affiliates..................          243         59
Other receivables............................          312        395
                                                  --------    -------
                                                     1,789      2,580
                                                  --------    -------
Allowance, beginning of year.................          127        125      $166
  Charged to expense.........................           26         47        41
  Other additions............................            9          8         7
  Deductions.................................          (77)       (53)      (89)
                                                  --------    -------    ------
Allowance, end of year.......................           85        127      $125
                                                  --------    -------    ======
Net receivables..............................       $1,704     $2,453
                                                  ========    =======


Other additions include acquisitions and reclassifications and deductions include the impact of the bottling transactions, accounts written off and currency translation effects.

Note 8 - Inventories

                                                      1999       1998
---------------------------------------------------------------------
Raw materials................................         $464     $  506
Work-in-process..............................           89         70
Finished goods...............................          346        440
                                                  --------    -------
                                                      $899     $1,016
                                                  ========    =======


The cost of approximately 9% of 1999 inventories and approximately 36% of 1998 inventories was computed using the last-in, first-out method.

Note 9 - Property, Plant and Equipment, net


                                                     1999        1998
---------------------------------------------------------------------
Land.........................................     $   363     $   460
Buildings and improvements...................       2,352       3,114
Machinery and equipment, including fleet.....       5,554       8,806
Construction in progress.....................         547         730
                                                 --------    --------
                                                    8,816      13,110
Accumulated depreciation.....................      (3,550)     (5,792)
                                                 --------    --------
                                                  $ 5,266     $ 7,318
                                                 ========    ========


Depreciation expense was $759 million in 1999, $968 million in 1998 and $881 million in 1997. At December 25, 1999, property, plant and equipment with a total net book value of $93 million were pledged as collateral for mortgage loans.


Note 10 - Intangible Assets, net

                                                     1999        1998
---------------------------------------------------------------------
Goodwill.....................................      $3,808      $5,131
Reacquired franchise rights..................          78       3,118
Trademarks and other identifiable intangibles         849         747
                                                 --------    --------
                                                   $4,735      $8,996
                                                 ========    ========


Identifiable intangible assets possess economic value but lack physical substance. These assets primarily arise from the allocation of purchase prices of businesses acquired. Amounts assigned to such identifiable intangibles are based on independent appraisals or internal estimates. Goodwill represents the excess purchase price after allocation to all identifiable net assets.

The above amounts are presented net of accumulated amortization of $640 million at year-end 1999 and $1.9 billion at year-end 1998.

Note 11 - Accounts Payable and Other Current Liabilities

                                                              1999       1998
-----------------------------------------------------------------------------
Accounts payable........................................    $1,121     $1,180
Accrued compensation and benefits.......................       602        676
Accrued selling and marketing...........................       524        596
Other current liabilities...............................     1,152      1,418
                                                          --------    -------
                                                            $3,399     $3,870
                                                          ========    =======


Note 12 - Short-Term Borrowings and Long-Term Debt

                                                               1999       1998
------------------------------------------------------------------------------
Short-Term Borrowings

Commercial paper (5.3%)................................      $    -    $ 1,901
Current maturities of long-term debt...................         718      1,075
Notes (5.2%)...........................................           -      2,076
Other borrowings (6.9% and 7.4%).......................         415        519
Amounts reclassified to long-term debt.................        (900)    (1,650)
                                                           --------   --------
                                                             $  233    $ 3,921
                                                           ========   ========

Long-Term Debt
Short-term borrowings, reclassified....................      $  900    $ 1,650
Notes due 2000-2013 (6.1% and 5.8%)....................       1,685      1,693
Various foreign currency debt, due 2000-2001 (6.1% and
  5.3%)................................................         341        956
Zero coupon notes,  $735 million due 2011-2012 (13.4%
 and 10.1%)............................................         324        504
Other, due 2000-2014 (7.3% and 6.8%)...................         280        300
                                                           --------   --------
                                                              3,530      5,103
Less current maturities of long-term debt..............        (718)    (1,075)
                                                           --------   --------
                                                             $2,812    $ 4,028
                                                           ========   ========

The weighted average interest rates in the above table include the effects of associated interest rate and currency swaps at year-end 1999 and 1998. Also, see
Note 13 for a discussion of our use of interest rate and currency swaps, our management of the inherent credit risk and fair value information related to debt and interest rate and currency swaps.

Interest Rate Swaps

The following table indicates the notional amount and weighted average interest rates, by category, of interest rate swaps outstanding at year-end 1999 and 1998. The weighted average variable interest rates that we pay, which are primarily linked to either commercial paper or LIBOR rates, are based on rates as of the respective balance sheet date and are subject to change.


                                         1999        1998
------------------------------------------------------------
Receive fixed-pay variable
    Notional amount................    $1,162      $1,855
    Weighted average receive rate..       6.1%        6.1%
    Weighted average pay rate......       6.1%        5.3%


The terms of the interest rate swaps match the terms of the debt they modify. The swaps terminate at various dates through 2013. At year-end 1999, approximately 67% of total debt, including the effects of the associated interest rate swaps, was exposed to variable interest rates, compared to 83% in 1998. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Currency Swaps

We enter into currency swaps to hedge our currency exposure on certain non-U.S. dollar denominated debt upon issuance of such debt. The terms of the currency swaps match the terms of the debt they modify. The currency swaps terminate at various dates through 2001.

At year-end 1999, the aggregate carrying amount of the debt was $244 million denominated in Swiss francs, Luxembourg francs and Australian dollars. The payables under related currency swaps were $62 million, resulting in an effective U.S. dollar liability of $306 million with a weighted average interest rate of 6.3%, including the effects of related interest rate swaps.

At year-end 1998, the aggregate carrying amount of the debt was $678 million denominated in Japanese yen, Swiss francs, Luxembourg francs and Australian dollars. The receivables and payables under related currency swaps were $1 million and $70 million, respectively, resulting in a net effective U.S. dollar liability of $747 million with a weighted average interest rate of 5.3%, including the effects of related interest rate swaps.

Revolving Credit Facilities

As of year-end 1999, we maintained a $600 million facility expiring in June 2000 and a $900 million facility expiring in June 2004. These credit facilities exist largely to support issuances of short-term debt and remained unused at year-end 1999. At expiration, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. These facilities are subject to normal banking terms and conditions.

The current reclassification of short-term borrowings to long-term debt reflects our intent and ability, through the existence of the unused credit facilities, to refinance these borrowings on a long-term basis.

Long-term debt outstanding at December 25, 1999, matures as follows during the next five years:

                      2000      2001     2002      2003      2004
-----------------------------------------------------------------
Maturities            $718      $337     $258      $287       $33


Note 13 - Financial Instruments

Derivative Financial Instruments

Our policy prohibits the use of derivative financial instruments for speculative purposes and we have procedures in place to monitor and control their use. The following discussion excludes futures contracts used to hedge our commodity purchases.

Our use of derivative financial instruments is primarily limited to interest rate and currency swaps, which are used to reduce borrowing costs by effectively modifying the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is fully offset by the opposite market impact on the related debt. Our credit risk related to interest rate and currency swaps is considered low because such swaps are entered into only with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. Further, there is no significant concentration with counterparties. See Note 12 for the notional amounts, related interest rates and maturities of the interest rate and currency swaps.

At  year-end   1999,  we  have  equity   derivative   contracts  with  financial
institutions in the notional amount of $52 million. These prepaid forward contracts hedge a portion of our deferred compensation liability which is based on PepsiCo's stock price. During 1999, the change in the fair value of these contracts resulted in $6 million of expense.

Fair Value


Carrying amounts and fair values of our financial instruments:

                                                    1999                    1998
---------------------------------------------------------------------------------------
                                            Carrying       Fair      Carrying     Fair
                                             Amount        Value      Amount      Value
                                             -------      -------    -------    -------

Assets
 Cash and cash equivalents...............     $  964       $  964     $  311     $  311
 Short-term investments..................     $   92       $   92     $   83     $   83

 Prepaid expenses........................     $   47       $   47     $    -     $    -
 Other assets (noncurrent investments)...     $    -       $    -     $    5     $    5

Liabilities
 Debt
   Short-term borrowings and long-term
    debt, excluding capital leases.......     $3,042       $3,121     $7,934     $8,192
   Debt-related derivative instruments
     Interest  rate  swaps in asset
      position...........................          -            -          -        (18)
     Interest rate swaps in liability
      position...........................          -           29          -          1
     Combined currency and interest rate
      swaps in asset position............          -            -         (1)        (2)
     Combined currency and interest rate
      swaps in liability position........         62           57         70         56
                                             -------      -------    -------    -------
       Net debt..........................     $3,104       $3,207     $8,003     $8,229
                                             =======      =======    =======    =======


The above carrying amounts are included in the Consolidated Balance Sheet under the indicated captions, except for combined currency and interest rate swaps, which are included in the appropriate current or noncurrent asset or liability caption. Short-term investments consist primarily of debt securities and have been classified as held-to-maturity. Prepaid forward contracts are classified within prepaid expenses.

Because of the short maturity of cash equivalents and short-term investments, the carrying amounts approximate fair values. The fair values of debt and debt-related derivative instruments were estimated using market quotes and calculations based on market rates. We have unconditionally guaranteed $2.3 billion of Bottling Group, LLC's long-term debt. The guarantee has a fair value of $64 million based on market rates.

Note 14 - Income Taxes


U.S. and foreign income from continuing operations before income taxes:

                            1999     1998      1997
---------------------------------------------------
U.S..................     $2,771   $1,629    $1,731
Foreign..............        885      634       578
                         -------   ------    ------
                          $3,656   $2,263    $2,309
                         =======   ======    ======


Provision for income taxes on income from continuing operations:

                             1999     1998      1997
----------------------------------------------------
Current:  Federal.....     $  730    $(193)     $598
          Foreign.....        306      267       110
          State.......         40       46        59
                          -------   ------    ------
                            1,076      120       767
                          -------   ------    ------
Deferred: Federal.....        519      136        23
          Foreign.....        (12)       4        15
          State.......         23       10        13
                          -------   ------    ------
                              530      150        51
                          -------   ------    ------
                           $1,606    $ 270      $818
                          =======   ======    ======

Reconciliation of the U.S. Federal statutory tax rate to our effective tax rate on continuing operations:


                                            1999       1998      1997
---------------------------------------------------------------------
U.S. Federal statutory tax rate........     35.0%      35.0%     35.0%
State  income  tax,  net of Federal tax
 benefit...............................      1.1        1.6       2.0
Lower taxes on foreign results.........     (2.7)      (3.0)     (5.5)
Settlement of prior years' audit issues        -       (5.7)     (1.7)
Puerto Rico settlement.................        -      (21.8)        -
Bottling transactions..................     10.6          -         -
Asset impairment and restructuring.....        -        3.4       2.2
Other, net.............................     (0.1)       2.4       3.4
                                         -------    -------   -------
Effective   tax   rate  on  continuing
 operations............................     43.9%      11.9%     35.4%
                                         =======    =======   =======

In 1998, we reached final agreement with the IRS to settle substantially all remaining aspects of a tax case related to our concentrate operations in Puerto Rico. As a result, we recognized a tax benefit totaling $494 million (or $0.32 per share) which reduced our 1998 provision for income taxes.

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. We record the tax effect of these temporary differences as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that we have taken a tax deduction for, but have not yet recorded in the Consolidated Statement of Income.


Deferred tax liabilities (assets):

                                                        1999       1998
------------------------------------------------------------------------
Intangible   assets  other  than  nondeductible
 goodwill.......................................     $    47    $ 1,444
Investments in unconsolidated affiliates........         667         17
Property, plant and equipment...................         545        665
Safe harbor leases..............................         101        109
Zero coupon notes...............................          76         79
Other...........................................         328        456
                                                    --------   --------
Gross deferred tax liabilities..................       1,764      2,770
                                                    --------   --------

Net operating loss carryforwards................        (450)      (562)
Postretirement benefits.........................        (179)      (246)
Various current liabilities and other...........        (626)      (702)
                                                    --------   --------
Gross deferred tax assets.......................      (1,255)    (1,510)
Deferred tax assets valuation allowances........         461        571
                                                    --------   --------
Deferred tax assets, net of valuation allowances        (794)      (939)
                                                    --------   --------
Net deferred tax liabilities....................     $   970    $ 1,831
                                                    ========   ========
Included in:
  Prepaid expenses and other current assets.....     $  (239)   $  (172)
  Deferred income taxes.........................       1,209      2,003
                                                    --------   --------
                                                     $   970    $ 1,831
                                                    ========   ========



Deferred tax liabilities are not recognized for temporary differences related to investments in foreign subsidiaries and in unconsolidated foreign affiliates that are essentially permanent in duration. It would not be practicable to determine the amount of any such deferred tax liabilities.

Valuation allowances have been established for deferred tax assets related to net operating losses in certain state and foreign tax jurisdictions where the amount of expected future taxable income from operations does not support the recognition of these deferred tax assets.



Analysis of Valuation Allowances:
                                                      1999       1998      1997
-------------------------------------------------------------------------------
Balance, beginning of year...................        $ 571       $458      $435
  Provision..................................           81        113        47
  Other deductions...........................         (191)         -       (24)
                                                    ------     ------    ------
Balance, end of year.........................        $ 461       $571      $458
                                                    ======     ======    ======


Other deductions include the impact of the bottling transactions and currency translation effects.

Net operating losses of $2.7 billion for year-end 1999 are being carried forward and are available to reduce future taxable income of certain subsidiaries in a number of foreign and state jurisdictions. These net operating losses will expire as follows: $.1 billion in 2000, $2.3 billion between 2001 and 2015, while $.3 billion may be carried forward indefinitely.

Note 15 - Employee Stock Options

Stock options have been granted to employees under three different incentive plans:
o the  SharePower  Stock  Option  Plan  (SharePower),
o the  Long-Term Incentive Plan (LTIP) and
o the Stock Option Incentive Plan (SOIP).

SharePower

SharePower stock options are granted to essentially all full-time employees. SharePower options generally have a 10 year term. Beginning in 1998, the number of SharePower options granted is based on each employee's annual earnings and tenure and generally become exercisable after three years. Prior to 1998, the number of options granted was based on each employee's annual earnings and generally became exercisable ratably over five years.

SOIP and LTIP Since 1998

Beginning in 1998, all executive (including middle management) awards are made under the LTIP. Under the LTIP, an executive generally receives an award based on a multiple of base salary. Two-thirds of the award consists of stock options with an exercise price equal to the average stock price on the date of the award. These options generally become exercisable at the end of three years and have a 10 year term. At the date of the award, the executive selects whether the remaining one-third of the award will be granted in stock options or paid in cash at the end of three years. The number of options granted or the cash payment, if any, will depend on the attainment of prescribed performance goals over the three year measurement period. If the executive chooses stock options, they are granted with an exercise price equal to the average stock price on the date of the grant, vest immediately and have a 10 year term. If the executive chooses a cash payment, one dollar of cash will be received for every four dollars of the award. Amounts expensed for expected cash payments were $17.9 million in 1999 and $7 million in 1998. At year-end 1999, 135 million shares were available for grants under the LTIP.

SOIP and LTIP Prior to 1998

Prior to 1998, SOIP options were granted to middle management employees and were exercisable after one year. LTIP options were granted to senior management employees and were generally exercisable after four years. Both SOIP and LTIP options have 10 year terms. Certain LTIP options could be exchanged by employees for a specified number of performance share units (PSUs) within 60 days of the grant date. The value of a PSU was fixed at the stock price at the grant date and the PSU was payable four years from the grant date, contingent upon attainment of prescribed performance goals. At year-end 1999, 1998 and 1997, there were 68,000, 84,000 and 801,000 PSUs outstanding, respectively. Payment of PSUs is made in cash and/or in stock as approved by the Compensation Committee of our Board of Directors. Amounts expensed for PSUs were $.3 million in 1999, $1 million in 1998 and $4 million in 1997.


Stock option activity:

(Options in thousands)
                                               1999                1998                1997
-----------------------------------------------------------------------------------------------------
                                                   Weighted             Weighted             Weighted
                                                   Average              Average              Average
                                                   Exercise             Exercise             Exercise
                                        Options    Price       Options  Price      Options   Price
                                        -------   ---------   --------  --------  --------   --------
Outstanding at
 beginning of year...................   146,991     $23.28     146,329    $18.95   177,217     $20.22
  Granted............................    44,017      35.04      34,906     36.33     3,457      31.54
  Exercised..........................   (19,646)     15.68     (28,076)    15.31   (25,504)     15.77
  Surrendered for PSUs...............         -          -         (24)    37.46       (15)     37.68
  Forfeited / expired................    (7,979)     33.34      (6,144)    28.83    (7,819)     24.89
  Spin-off related:
    Conversion to Tricon options (a).         -          -           -         -   (13,267)     25.75
    PepsiCo modification (b).........         -          -           -         -    12,260          -
                                        -------               --------            --------
Outstanding at end of year...........   163,383      26.90     146,991     23.28   146,329      18.95
                                        =======               ========            ========
Exercisable at end of year (c).......    75,045     $18.98      82,692    $16.74    81,447     $15.39
                                        =======               ========            ========

-----------------------------------------------------------------------------------------------------
Weighted average fair value of
 options granted during the year.....               $10.43                $ 9.82               $10.55
-----------------------------------------------------------------------------------------------------

(a) Effective on the date of the Tricon spin-off, unvested PepsiCo Capital Stock options held by Tricon employees were converted to Tricon stock options.
(b) Immediately following the spin-off, the number of options were increased and exercise prices were decreased (the "modification") to preserve the economic value of those options that existed just prior to the spin-off for the holders of PepsiCo Capital Stock options.
(c) In connection with the bottling transactions discussed in Note 2, substantially all non-vested PepsiCo Capital Stock options held by bottling employees vested. The acceleration resulted in a $46 million pre-tax charge included in the determination of the related net gain.



Stock options outstanding and exercisable at December 25, 1999:

                          Options Outstanding           Options Exercisable
                   ----------------------------------   --------------------
                              Weighted
                              Average       Weighted               Weighted
                              Remaining     Average                Average
Range of                      Contractual   Exercise               Exercise
Exercise Price      Options   Life          Price        Options   Price
----------------   --------   -----------   ---------   --------   ---------
$ 4.25 to $ 9.84      5,832     1.47 yrs.     $ 6.37       5,822      $ 6.37
$11.12 to $27.73     73,745     4.13           19.40      56,383       17.05
$29.44 to $41.50     83,806     8.71           35.04      12,840       33.63
                   --------                             --------
                    163,383     6.36           26.90      75,045       18.98
                   ========                             ========


Pro forma income and pro forma income per share, as if we had recorded compensation expense based on fair value for stock-based awards:

                                       1999      1998      1997
---------------------------------------------------------------
Reported
Income
  Continuing operations.........     $2,050    $1,993    $1,491
  Discontinued operations.......          -         -       651
                                    -------   -------   -------
  Net income....................     $2,050    $1,993    $2,142
                                    =======   =======   =======

Income per share - basic
  Continuing operations.........     $ 1.40    $ 1.35    $ 0.98
  Discontinued operations.......          -         -      0.42
                                    -------   -------   -------
  Net income....................     $ 1.40    $ 1.35    $ 1.40
                                    =======   =======   =======

Income   per  share  -   assuming
 dilution
  Continuing operations.........     $ 1.37    $ 1.31    $ 0.95
  Discontinued operations.......          -         -      0.41
                                    -------   -------   -------
  Net income....................     $ 1.37    $ 1.31    $ 1.36
                                    =======   =======   =======

Pro Forma
Income
  Continuing operations.........     $1,904    $1,888    $1,390
  Discontinued operations.......          -         -       635
                                    -------   -------   -------
  Net income....................     $1,904    $1,888    $2,025
                                    =======   =======   =======

Income per share - basic
  Continuing operations.........     $ 1.30    $ 1.28    $ 0.91
  Discontinued operations.......          -         -      0.42
                                    -------   -------   -------
  Net income....................     $ 1.30    $ 1.28    $ 1.33
                                    =======   =======   =======

Income   per  share  -   assuming
 dilution
  Continuing operations.........     $ 1.27    $ 1.24    $ 0.89
  Discontinued operations.......          -         -      0.40
                                    -------   -------   -------
  Net income....................     $ 1.27    $ 1.24    $ 1.29
                                    =======   =======   =======

---------------------------------------------------------------

The pro forma amounts disclosed above are not fully representative of the effects of stock-based awards because, except for the impact resulting from the bottling transactions and Tricon modification, the amounts exclude the pro forma cost related to the unvested stock options granted before 1995.

The fair value of the options granted (including the modification) is estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:


                                   1999       1998      1997
-------------------------------------------------------------
Risk free interest rate......       5.2%       4.7%      5.8%
Expected life................      5 yrs.     5 yrs.    3 yrs.
Expected volatility..........        27%        23%       20%
Expected dividend yield......      1.34%      1.14%     1.32%
-------------------------------------------------------------

Note 16 - Pension and Postretirement Benefits

In 1998, we adopted the revised disclosure requirements of Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 standardized the disclosures of pensions and other postretirement benefits into a combined format but did not change the accounting for these benefits. Information for 1997 has been reclassified to conform to the revised disclosure format.

Pension Benefits

Our pension plans cover substantially all full-time U.S. employees and certain international employees. Benefits depend on years of service and earnings are based on stated amounts for each year of service.

Postretirement Benefits

Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.



Components of net periodic benefit cost:
                                               1999      1998     1997
 ---------------------------------------------------------------------
                                                      Pension
                                             -------------------------
Service cost.............................     $  99     $  95    $  82
Interest cost............................       128       136      123
Expected return on plan assets...........      (156)     (169)    (148)
Amortization of transition asset.........        (2)       (9)     (14)
Amortization of prior service amendments          8        12       11
Amortization of net loss.................        15         5        4
                                             ------    ------   ------
Net periodic benefit cost................        92        70       58
Curtailment/settlement loss (gain).......        52         9       (4)
Special termination benefits.............        10         4        8
                                             ------    ------   ------
Net  periodic   benefit  cost  including
 curtailments/settlements  and  special
 termination benefits....................     $ 154     $  83    $  62
                                             ======    ======   ======


Components of net periodic benefit cost:
                                               1999      1998     1997

----------------------------------------------------------------------
                                                  Postretirement
                                             -------------------------
Service cost.............................      $ 16     $  16    $  12
Interest cost............................        35        39       40
Amortization of prior service amendments        (14)      (18)     (18)
Amortization of net gain.................        (1)       (2)       -
                                             ------    ------   ------
Net periodic benefit cost................        36        35       34
Special termination benefits.............         3         1        -
                                             ------    ------   ------
Net periodic benefit cost including
 special termination benefits............      $ 39     $  36    $  34
                                             ======    ======   ======

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.



Change in benefit obligation:
                                           1999       1998     1999     1998
----------------------------------------------------------------------------
                                             Pension         Postretirement
                                        ------------------   ---------------
Obligation at beginning of year....      $2,479     $1,928    $ 644     $528
Service cost.......................          99         95       16       16
Interest cost......................         128        136       35       39
Plan amendments....................           1          5        -        -
Participant contributions..........           6          4        -        -
Actuarial loss.....................           3        229        6       56
(Divestitures)/acquisitions........        (717)       236     (205)      42
Benefit payments...................        (134)      (149)     (31)     (38)
Curtailment/settlement.............           -         (1)       -        -
Special termination benefits.......          10          4        3        1
Foreign currency adjustment........          (3)        (8)       -        -
                                        -------   --------   ------    -----
Obligation at end of year..........      $1,872     $2,479    $ 468     $644
                                        =======   ========   ======    =====


Change in fair value of plan assets:

                                           1999       1998     1999    1998
---------------------------------------------------------------------------

                                             Pension          Postretirement
                                        ------------------    --------------
Fair value at beginning of year....      $2,045     $1,997    $   -     $  -
Actual return on plan assets.......         343        (71)       -        -
(Divestitures)/acquisitions........        (659)       240        -        -
Employer contributions.............          17         31       31       38
Participant contributions..........           6          4        -        -
Benefit payments...................        (134)      (149)     (31)     (38)
Foreign currency adjustment........          (3)        (7)       -        -
                                        -------   --------    -----    -----
Fair value at end of year..........      $1,615     $2,045    $   -     $  -
                                        =======   ========    =====    =====


As a result of the bottling transactions described in Note 2, $717 million of pension benefit obligation and $205 million of postretirement benefit obligation were assumed by bottling affiliates. In addition, bottling affiliate plans assumed ownership of $659 million of pension assets. The net gain on the bottling transactions includes a curtailment/settlement net loss of $52 million.

Selected information for plans with accumulated benefit obligation in excess of plan assets:

                                          1999        1998     1999      1998
------------------------------------------------------------------------------

                                             Pension          Postretirement
                                        ------------------   -----------------
Projected benefit obligation.......      $(780)    $(1,960)   $(468)    $(644)
Accumulated benefit obligation.....      $(586)    $(1,661)   $(468)    $(644)
Fair value of plan assets..........      $ 500     $ 1,498    $   -     $   -



Funded status as recognized in the Consolidated Balance Sheet:

                                              1999      1998      1999      1998
--------------------------------------------------------------------------------
                                                Pension         Postretirement
                                            ----------------    ----------------
Funded status at end of year...........      $ (257)   $(434)    $(468)    $(644)
Unrecognized prior service cost........         34        76       (33)      (69)
Unrecognized loss......................         61       338        14        29
Unrecognized transition asset..........         (3)       (7)        -         -
                                            ------    ------    ------   -------
Net amounts recognized.................      $(165)    $ (27)    $(487)    $(684)
                                            ======    ======    ======   =======


Net amounts as recognized in the consolidated balance sheet:


                                              1999      1998      1999      1998
--------------------------------------------------------------------------------
                                                Pension         Postretirement
                                            ----------------   -----------------
Prepaid benefit cost...................      $ 117     $ 116     $   -     $   -
Accrued benefit liability..............       (287)     (210)     (487)     (684)
Intangible assets......................          -        36         -         -
Accumulated other comprehensive income           5        31         -         -
                                            ------    ------    ------   -------
Net amounts recognized.................      $(165)    $ (27)    $(487)    $(684)
                                            ======    ======    ======   =======


Weighted-average assumptions at end of year:

                                              1999       1998       1997
------------------------------------------------------------------------
                                                        Pension
                                          ------------------------------
Discount rate for benefit obligation..         7.7%       6.8%       7.3%
Expected return on plan assets........        10.4%      10.2%      10.3%
Rate of compensation increase.........         4.6%       4.7%       4.8%


The discount rate assumptions used to compute the postretirement benefit obligation at year end were 7.75% in 1999 and 6.9% in 1998.

Components of Pension Assets

The pension plan assets are principally stocks and bonds. These assets include approximately 6.5 million shares of PepsiCo Capital Stock with a fair value of $198 million in 1999 and 10.1 million shares with a fair value of $298 million in 1998. To maintain diversification, .5 million shares of PepsiCo Capital Stock were sold in 1999 and 1.6 million shares were sold in 1998. In addition in 1999, PBG pension plans assumed ownership of 3.1 million shares of PepsiCo Capital Stock with a fair value of $95 million.

Health Care Cost Trend Rates

An average increase of 6.1% in the cost of covered postretirement medical benefits is assumed for 2000 for employees who retire without cost sharing. This average increase is then projected to decline gradually to 5.5% in 2005 and thereafter.

An average increase of 6.0% in the cost of covered postretirement medical benefits is assumed for 2000 for employees who retire with cost sharing. This average increase is then projected to decline gradually to zero in 2005 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point change in assumed health care costs would have the following effects:

                                                        1% Increase    1% Decrease
                                                       ------------  -------------
Effect on total of 1999 service and  interest  cost
 components.........................................        $ 2           $ (2)
Effect on the 1999 accumulated postretirement
 benefit obligation.................................        $23           $(22)


Note 17 - Commitments, Contingencies and Leases

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Contingent liabilities primarily reflect guarantees to support financial arrangements of certain unconsolidated affiliates, including the unconditional guarantee for $2.3 billion of Bottling Group, LLC's long-term debt. We believe that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

We have noncancelable commitments under both capital and long-term operating leases, primarily for warehouses, distribution centers and office space. Capital and operating lease commitments expire at various dates through 2022 and, in many cases, provide for renewal options. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.


Future minimum commitments under noncancelable leases:

                                                Capital     Operating
                                               ----------   ----------
2000.........................................        $1        $ 63
2001.........................................         1          57
2002.........................................         -          44
2003.........................................         -          18
2004.........................................         -          14
Later years..................................         2          68
                                                 ------       -----
Total minimum lease payments.................         4        $264
                                                              =====
Less imputed interest........................        (1)
                                                 ------
Present value of net minimum capital lease
 payments....................................        $3
                                                 ======


Capitalized leases, included as property, plant and equipment, were $13 million in 1999 and $46 million in 1998. The related accumulated amortization was $7 million in 1999 and $25 million in 1998. Amortization expense related to capitalized leases was $1 million in 1999, $6 million in 1998 and $6 million in 1997.


Details of rental expense:
                                1999      1998       1997
---------------------------------------------------------
Minimum................          $91      $141       $127
Contingent.............            1         1          1
                               -----     -----      -----
                                 $92      $142       $128
                               =====     =====      =====



Note 18 - Business Segments

In 1998, we adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Business Enterprise and Related Information, which is based on management reporting. In early 1999, in contemplation of the separation from PepsiCo of our bottling operations, we completed a
                                            F-33
reorganization of our Pepsi-Cola business. Accordingly, our 1999 disclosure presents operating results consistent with the new Pepsi-Cola organization. Prior years' amounts have been reclassified to conform to the 1999 presentation. Therefore, the results in 1997, 1998 and through the applicable transaction closing dates in 1999 of consolidated bottling operations in which we now own an equity interest are presented separately with the 1997, 1998 and first quarter 1999 equity income or loss of other unconsolidated bottling affiliates. From the applicable transaction closing dates in 1999, the equity income of those previously consolidated bottling operations and the equity income or loss of other unconsolidated bottling affiliates for the second, third and fourth quarters of 1999 are presented separately below operating profit in the Condensed Consolidated Statement of Income. The combined results of our five reportable segments are referred to as new PepsiCo.

The North American segments include the United States and Canada. The Tropicana segment includes its international results. Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results include the international concentrate business and consolidated international bottling operations.

The accounting  policies of the segments are the same as those described in Note
1. All intersegment net sales and expenses are immaterial and have been eliminated in computing net sales and operating profit.

Frito-Lay North America

Frito-Lay North America manufactures, markets, distributes and sells salty snacks. Products manufactured and sold in North America include Lay's and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips, Cheetos brand cheese flavored snacks, Rold Gold brand pretzels, Cracker Jack brand candy-coated popcorn, Grandma's brand cookies and a variety of branded dips and salsas. Low-fat and no-fat versions of several brands are also manufactured and sold in North America.

Frito-Lay International

Frito-Lay International manufactures, markets, distributes and sells salty and sweet snacks. Products include Walkers brand snack foods in the United Kingdom, Smith's brand snack foods in Australia, Sabritas brand snack foods and Alegro and Gamesa brand sweet snacks in Mexico. Many of our U.S. brands have been introduced internationally such as Lay's and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips and Cheetos brand cheese flavored snacks.

Principal international system-wide snack markets include Australia, Brazil, Mexico, the Netherlands, South Africa, Spain and the United Kingdom.

Pepsi-Cola North America

Pepsi-Cola North America manufactures concentrates of Pepsi-Cola, Diet Pepsi, Pepsi One, Mountain Dew and other brands for sale to franchised bottlers. PCNA markets and promotes its brands. PCNA also manufactures, markets and distributes ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks and licenses the processing, distribution and sale of Aquafina bottled water.

Pepsi-Cola International

Pepsi-Cola International manufactures concentrates of Pepsi-Cola, Diet Pepsi, Mountain Dew, 7UP, Diet 7UP, Mirinda, Pepsi Max and other brands internationally for sale to franchised bottlers and company-
owned bottlers. PCI operates bottling plants and distribution facilities in various international markets for the production, distribution and sale of company-owned and licensed brands. PCI markets and promotes its brands internationally.

Principal international system-wide markets include Argentina, Brazil, China, India, Mexico, the Philippines, Saudi Arabia, Spain, Thailand and the United Kingdom.

Tropicana

Tropicana produces, markets, distributes and sells its juices internationally. Products include Tropicana Pure Premium, Season's Best, Tropicana Twister, Dole and Tropicana Pure Tropics brand juices primarily sold in the United States. Many of these products are distributed and sold in Canada and brands such as Fruvita, Looza and Copella are available in Europe.

Principal international markets include Belgium, Canada, France and the United Kingdom.

Impairment and Restructuring Charges By Segment


                                   1999     1998    1997
                                  -----    -----   -----
Frito-Lay
- North America..............       $65     $ 54    $ 22
- International..............         -        -      62
Pepsi-Cola
- North America..............         -        6      52
- International..............         -        6     131
                                  -----    -----   -----
Combined segments............        65       66     267
Bottling
Operations/Investments.......         -      222      23
                                  -----    -----   -----
                                    $65     $288    $290
                                  =====    =====   =====

See Note 4 for details on the above asset impairment and restructuring charges.

BUSINESS SEGMENTS


                                            1999       1998       1997
----------------------------------------------------------------------
                                                 Net Sales
                                        ------------------------------
Frito-Lay
- North America....................      $ 7,865    $ 7,474    $ 6,967
- International....................        3,750      3,501      3,409
Pepsi-Cola
- North America....................        2,605      1,389      1,344
- International....................        1,771      1,600      1,935
Tropicana..........................        2,253        722          -
                                        --------   --------   --------
New PepsiCo........................       18,244     14,686     13,655
Bottling Operations/Investments....        2,123      7,662      7,262
                                        --------   --------   --------
                                         $20,367    $22,348    $20,917
                                        ========   ========   ========



                                            1999       1998       1997
----------------------------------------------------------------------
                                             Operating Profit (a)
                                        ------------------------------
Frito-Lay

- North America....................      $ 1,580    $ 1,424    $ 1,388
- International....................          406        367        318
Pepsi-Cola
- North America....................          751        732        755
- International....................          108         99        (67)
Tropicana..........................          170         40          -
                                        --------   --------   --------
Combined segments..................        3,015      2,662      2,394
Corporate (b)......................         (250)      (202)      (142)
                                        --------   --------   --------
New PepsiCo........................        2,765      2,460      2,252
Bottling Operations/Investments....           53        124        410
                                        --------   --------   --------
                                         $ 2,818    $ 2,584    $ 2,662
                                        ========   ========   ========

----------------------------------------------------------------------
                                                 Total Assets
                                        ------------------------------
Frito-Lay

- North America....................      $ 4,013    $ 3,915    $ 3,650
- International....................        4,170      4,039      3,583
Pepsi-Cola
- North America....................          729        547        600
- International....................        1,454      1,177      1,814
Tropicana..........................        3,708      3,661          -
                                        --------   --------   --------
Combined segments..................       14,074     13,339      9,647
Corporate (c)......................        1,008        215      2,160
Bottling Operations/Investments....        2,469      9,106      8,294
                                        --------   --------   --------
                                         $17,551    $22,660    $20,101
                                        ========   ========   ========

----------------------------------------------------------------------
                                          Amortization of Intangible
                                                    Assets
                                        ------------------------------
Frito-Lay

- North America....................      $     8    $     7    $     6
- International....................           46         43         38
Pepsi-Cola
- North America....................            2          3          3
- International....................           13          8          8
Tropicana..........................           70         22          -
                                        --------   --------   --------
Combined segments..................          139         83         55
Corporate..........................            -          -          2
Bottling Operations/Investments....           44        139        142
                                        --------   --------   --------
                                         $   183    $   222    $   199
                                        ========   ========   ========



                                            1999       1998       1997
----------------------------------------------------------------------
                                            Depreciation and Other
                                             Amortization Expense
                                        ------------------------------
Frito-Lay
- North America....................      $   338    $   326    $   285
- International....................          149        142        112
Pepsi-Cola
- North America....................           72         30         23
- International....................           85         64        100
Tropicana..........................           81         27          -
                                        --------   --------   --------
Combined segments..................          725        589        520
Corporate..........................           10          8          7
Bottling Operations/Investments....          114        415        380
                                        --------   --------   --------
                                         $   849    $ 1,012    $   907
                                        ========   ========   ========

----------------------------------------------------------------------
                                            Significant Other Noncash
                                                    Items (d)
                                        ------------------------------
Frito-Lay
- North America....................      $    37    $    54    $     9
- International....................            -          -         53
Pepsi-Cola
- North America....................            -          -         52
- International....................            -          6        114
                                        --------   --------   --------
Combined segments..................           37         60        228
Bottling Operations/Investments....            -        194          5
                                        --------   --------   --------
                                         $    37    $   254    $   233
                                        ========   ========   ========

----------------------------------------------------------------------
                                               Capital Spending
                                        ------------------------------
Frito-Lay
- North America....................      $   472    $   402    $   622
- International....................          282        314        251
Pepsi-Cola
- North America....................           22         21         12
- International....................           82         46         94
Tropicana..........................          123         50          -
                                        --------   --------   --------
Combined segments..................          981        833        979
Corporate..........................           42         29         15
Bottling Operations/Investments....           95        543        512
                                        --------   --------   --------
                                         $ 1,118    $ 1,405    $ 1,506
                                        ========   ========   ========

----------------------------------------------------------------------
                                                Investments in
                                          Unconsolidated Affiliates
                                        ------------------------------
Frito-Lay International............      $   284    $   341    $   234
Pepsi-Cola North America...........           50         33         33
Tropicana..........................           21         22          -
                                        --------   --------   --------
Combined segments..................          355        396        267
Corporate..........................           22         22         22
Bottling Operations/Investments....        2,469        978        912
                                        --------   --------   --------
                                         $ 2,846    $ 1,396    $ 1,201
                                        ========   ========   ========



                                            1999       1998       1997
----------------------------------------------------------------------
                                          Equity Income/(Loss) from
                                        Unconsolidated Affiliates (e)
                                        ------------------------------
Frito-Lay

- North America....................      $     -    $     -    $    (3)
- International....................            3         (5)        50
Pepsi-Cola North America...........           31         21         14
Tropicana..........................            2          1          -
                                        --------   --------   --------
Combined segments..................           36         17         61
Bottling Operations/Investments....           76          8         23
                                        --------   --------   --------
                                         $   112    $    25    $    84
                                        ========   ========   ========

GEOGRAPHIC AREAS
----------------------------------------------------------------------
                                                  Net Sales
                                        ------------------------------
United States......................      $11,772    $ 8,782    $ 7,630
International......................        6,472      5,904      6,025
                                        --------   --------   --------
Combined segments..................       18,244     14,686     13,655
Bottling Operations/Investments....        2,123      7,662      7,262
                                        --------   --------   --------
                                         $20,367    $22,348    $20,917
                                        ========   ========   ========

----------------------------------------------------------------------
                                            Long-Lived Assets (f)
                                        ------------------------------
United States......................      $ 7,980    $ 6,732    $ 3,700
International......................        4,867      4,276      3,306
                                        --------   --------   --------
Combined segments..................       12,847     11,008      7,006
Bottling Operations/Investments....            -      6,702      6,311
                                        --------   --------   --------
                                         $12,847    $17,710    $13,317
                                        ========   ========   ========

----------------------------------------------------------------------


(a) Includes asset impairment and restructuring charges on page F-35.
(b) Includes unallocated corporate headquarters expenses and costs of centrally managed insurance programs, minority interests and foreign exchange translation and transaction gains and losses.
(c) Corporate   assets  consist   principally  of  cash and  cash   equivalents,
    short-term investments primarily held outside the U.S. and property and equipment.
(d) Represents the noncash portion of asset impairment and restructuring charges. See Note 4.
(e) 1999 includes $18.2 million for our share of a gain recorded by PBG related to accrual and reserve adjustments and $9.6 million for our share of an unusual charge recorded by Whitman related to discontinued operations. In 1997, FLI included a gain of $22 million related to the sale of a non-core investment.
(f) Represents net property, plant and equipment, net intangible assets and investments in unconsolidated affiliates.

Note 19 - Selected Quarterly Financial Data


 (unaudited)                                    First Quarter (a)(b)
                                                     (12 Weeks)
                                                    1999        1998
--------------------------------------------------------------------
Net sales................................      $   5,114       4,353
Gross profit.............................      $   2,974       2,603
Asset    impairment   and    restructuring
 charges (c).............................      $      65           -
Gain on bottling transactions (d)........      $       -           -
Net income (e)...........................      $     333         377
Net income per share - basic.............      $    0.23        0.25
Net income per share - assuming dilution.      $    0.22        0.24
Stock price per share (f)
    High.................................      $ 42 9/16      43 7/8
    Low..................................      $ 36 3/16     34 3/16
    Close................................      $39 15/16          43
--------------------------------------------------------------------
                                               Second Quarter (a)(b)
                                                     (12 Weeks)
                                                    1999        1998
--------------------------------------------------------------------
Net sales................................      $   4,982       5,258
Gross profit.............................      $   2,970       3,110
Asset    impairment   and    restructuring
 charges (c).............................      $       -           -
Gain on bottling transactions (d)........      $   1,000           -
Net income (e)...........................      $     743         494
Net income per share - basic.............      $    0.50        0.33
Net income per share - assuming dilution.      $    0.49        0.33
Stock price per share (f)
    High.................................      $ 41 7/16    44 13/16
    Low..................................      $ 34 1/16      37 3/8
    Close................................      $  35 3/8    40 11/16
--------------------------------------------------------------------
                                                Third Quarter (a)(b)
                                                     (12 Weeks)
                                                    1999        1998
--------------------------------------------------------------------
Net sales................................      $   4,591       5,544
Gross profit.............................      $   2,798       3,261
Asset impairment and  restructuring
 charges (c).............................      $       -           -
Gain on bottling transactions (d)........      $       -           -
Net income (e)...........................      $     484         761
Net income per share - basic.............      $    0.33        0.52
Net income per share - assuming dilution.      $    0.32        0.50
Stock price per share (f)
    High.................................      $  41 1/2      43 3/4
    Low..................................      $  33 3/8     27 9/16
    Close................................      $  34 5/8    30 15/16
--------------------------------------------------------------------



                                                   Fourth Quarter
                                                     (16 Weeks)
                                                    1999        1998
--------------------------------------------------------------------
Net sales................................      $   5,680       7,193
Gross profit.............................      $   3,427       4,044
Asset impairment and  restructuring
 charges (c).............................      $       -         288
Gain on bottling transactions (d)........      $       -           -
Net income (e)...........................      $     490         361
Net income per share - basic.............      $    0.34        0.25
Net income per share - assuming dilution.      $    0.33        0.24
Stock price per share (f)
    High.................................      $  37 3/4      41 1/4
    Low..................................      $  30 1/8          28
    Close................................      $ 35 7/16     40 7/16
--------------------------------------------------------------------
                                                 Full Year (a) (b)
                                                     (52 Weeks)
                                                    1999        1998
--------------------------------------------------------------------
Net sales................................      $  20,367      22,348
Gross profit.............................      $  12,169      13,018
Asset    impairment   and    restructuring
 charges (c).............................      $      65         288
Gain on bottling transactions (d)........      $   1,000           -
Net income (e)...........................      $   2,050       1,993
Net income per share - basic.............      $    1.40        1.35
Net income per share - assuming dilution.      $    1.37        1.31
Stock price per share (f)
    High.................................      $ 42 9/16    44 13/16
    Low..................................      $  30 1/8     27 9/16
    Close................................      $ 35 7/16     40 7/16
--------------------------------------------------------------------


(a) First through third quarter of 1998 excludes the operating results of Tropicana which was acquired in August of 1998.
(b) 1999 includes the operating results of deconsolidated bottling operations through their respective closing dates (see Note 2).
(c) Asset impairment and restructuring charges (see Note 4):


                                 1999                             1998
                     -----------------------------   -----------------------------
                                             Per                             Per
                      Pre-Tax  After-Tax     Share    Pre-Tax  After-Tax     Share
                     --------  ---------  --------   --------  ---------  --------

First quarter....         $65        $40     $0.03       $  -       $  -     $   -
Fourth quarter...           -          -         -        288        261      0.17
                     --------  ---------  --------   --------  ---------  --------
     Full year...         $65        $40     $0.03       $288       $261     $0.17
                     ========  =========  ========   ========  =========  ========


(d) Second quarter 1999 gain on bottling transactions of $1.0 billion ($270 million after-tax or $0.18 per share) relates to the PBG and Whitman bottling transactions (see Note 2).
(e) Includes, in 1999, in addition to $270 million associated with the bottling transactions described in (d) above, a tax provision of $25 million (or $0.02 per share) in the third quarter related to the PepCom transaction. In 1998, includes tax benefits of $200 million (or $0.13 per share) in the third quarter and $294 million (or $0.19 per share) in the fourth quarter related to the settlement of a tax case (see Note 14).
(f) Represents the composite high, low and closing prices for one share of PepsiCo's Capital Stock.
                                            F-40

Management's Responsibility for Financial Statements

To Our Shareholders:

Management is responsible for the reliability of the consolidated financial statements and related notes. The financial statements were prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and assumptions, as required. The financial statements have been audited by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that our representations to the independent auditors are valid and appropriate.

Management maintains a system of internal controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors consists solely of directors who are not salaried employees and who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member. The Committee meets several times each year with representatives of management, including internal auditors and the independent accountants to review our financial reporting process and our controls to safeguard assets. Both our independent auditors and internal auditors have free access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 25, 1999 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

                               Report of Independent Auditors

Board of Directors and Shareholders
PepsiCo, Inc.

We have audited the accompanying consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 25, 1999 and December 26, 1998 and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 25, 1999. These consolidated financial statements are the responsibility of PepsiCo, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 1999, in conformity with generally accepted accounting principles.



KPMG LLP
New York, New York
February 9, 2000

Selected Financial Data


(in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

---------------------------------------------------------------------------------------------

                                                          1999(a)(b)    1998(b)(c)     1997(b)
---------------------------------------------------------------------------------------------
Net sales..........................................         $20,367        22,348      20,917
Income from continuing operations..................         $ 2,050         1,993       1,491
Income per share - continuing operations - basic...         $  1.40          1.35        0.98
Income per share - continuing operations
 - assuming dilution...............................         $  1.37          1.31        0.95
Cash dividends declared per share..................         $ 0.535         0.515        0.49
Total assets (e)...................................         $17,551        22,660      20,101
Long-term debt.....................................         $ 2,812         4,028       4,946

---------------------------------------------------------------------------------

                                                             1996(b)       1995(d)
---------------------------------------------------------------------------------
Net sales..........................................         $20,337        19,067
Income from continuing operations..................         $   942         1,422
Income per share - continuing operations - basic...         $  0.60          0.90
Income per share - continuing operations
 - assuming dilution...............................         $  0.59          0.88
Cash dividends per share...........................         $ 0.445          0.39
Total assets (e)...................................         $22,160        22,944
Long-term debt.....................................         $ 8,174         8,248

---------------------------------------------------------------------------------------------


As a result of the deconsolidation of PBG and other bottling operations in 1999 and the Tropicana acquisition late in 1998, the data provided above is not comparable (see Note 1).

In 1997, we disposed of our restaurants segment and accounted for the disposal as discontinued operations (see Note 5). Accordingly, all information has been restated for the years 1997 and prior. Per share amounts reflect a two-for-one stock split in 1996.

(a) Includes a net gain on bottling transactions in 1999 of $1.0 billion ($270 million after-tax or $0.18 per share) and a tax provision related to the PepCom transaction of $25 million ($0.02 per share).
(b) Includes asset impairment and restructuring charges of $65 million ($40 million after-tax or $0.03 per share) in 1999, $288 million ($261 million after-tax or $0.17 per share) in 1998, $290 million ($239 million after-tax or $0.15 per share) in 1997 and $576 million ($527 million after-tax or $0.33 per share) in 1996 (see Note 4).
(c) Includes a tax benefit of $494  million (or $0.32 per share) (see Note 14).
(d) Includes the initial, noncash charge of $66 million ($64 million after-tax or $0.04 per share) upon adoption in 1995 of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
(e) Includes net assets of discontinued operations in 1996 and 1995.