Form 10-K/A
period 1999-12-25
PEPSICO INC
filed 2000-03-23
CIK 77476

No. 1-1183

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of PepsiCo Capital Stock outstanding as of March 10, 2000 was 1,443,515,702. The aggregate market value of PepsiCo Capital Stock held by nonaffiliates of PepsiCo as of March 10, 2000 was $44,309,988,968.


Documents of Which Portions            Parts of Form 10-K into Which  Portion of
Are Incorporated by Reference                   Documents Are Incorporated
-------------------------------                 ---------------------------
Proxy Statement for PepsiCo's                             III
May 3, 2000 Annual Meeting of
       Shareholders

                                Explanatory Note

     PepsiCo, Inc.'s Form 10-K for the year ended December 25, 1999, filed on March 21, 2000, is hereby amended by amending Exhibit 23 thereof to read as set forth below.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2000


                                          PepsiCo, Inc.


                                  By:     /S/ ROBERT F. SHARPE, JR.
                                          Robert F. Sharpe, Jr.
                                          Senior Vice President, Public Affairs,
                                          General Counsel and Secretary