Form 10-Q
period 2000-03-18
PEPSICO INC
filed 2000-04-26
CIK 77476

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 18, 2000 (12 weeks)

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

YES   X    NO

Number of shares of Capital Stock outstanding as of April 14, 2000:
1,441,018,225



                         PEPSICO, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                 Page No.
 Part I  Financial Information

         Condensed Consolidated Statement of Income -
          12 Weeks Ended March 18, 2000 and March 20, 1999                          2

         Condensed Consolidated Statement of Cash Flows -
          12 Weeks Ended March 18, 2000 and March 20, 1999                          3

         Condensed Consolidated Balance Sheet -
          March 18, 2000 and December 25, 1999                                     4-5

         Condensed Consolidated Statement of Comprehensive Income -
          12 Weeks Ended March 18, 2000 and March 20, 1999                          6

         Notes to Condensed Consolidated Financial Statements                      7-9

         Management's Discussion and Analysis of Operations,
          Cash Flows, Liquidity and Capital Resources and EURO                    10-16

         Independent Accountants' Review Report                                     17

 Part II Other Information and Signatures                                           18



                         PART I - FINANCIAL INFORMATION

                         PEPSICO, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in millions except per share amounts, unaudited)

                                                                 12 Weeks Ended
                                                               --------------------
                                                                3/18/00     3/20/99
                                                               --------    --------
Net Sales
 New PepsiCo.............................................        $4,191      $3,545
 Bottling operations.....................................             -       1,569
                                                               --------    --------
  Total Net Sales........................................         4,191       5,114

Costs and Expenses
 Cost of sales...........................................         1,677       2,140
 Selling, general and administrative expenses............         1,827       2,250
 Amortization of intangible assets.......................            32          64
 Impairment and restructuring charge.....................             -          65
                                                               --------    --------
  Total Costs and Expenses...............................         3,536       4,519

Operating Profit
 New PepsiCo.............................................           655         566
 Bottling operations and equity investments..............             -          29
                                                               --------    --------
  Total Operating Profit.................................           655         595

Bottling equity income, net..............................             5           -
Interest expense.........................................           (47)       (124)
Interest income..........................................             7          20
                                                               --------    --------

Income Before Income Taxes...............................           620         491

Provision for Income Taxes...............................           198         158
                                                               --------    --------

Net Income...............................................        $  422      $  333
                                                               ========    ========


Income Per Share - Basic.................................        $ 0.29      $ 0.23
                                                               ========    ========

Average Shares Outstanding - Basic.......................         1,450       1,474

Income Per Share - Assuming Dilution.....................        $ 0.29      $ 0.22
                                                               ========    ========

Average Shares Outstanding - Assuming Dilution...........         1,472       1,510

Cash Dividends Declared Per Share........................        $0.135      $ 0.13

                             See accompanying notes
                                       -2-

                         PEPSICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions, unaudited)

                                                                       12 Weeks Ended
                                                                     -------------------
                                                                     3/18/00     3/20/99
                                                                     -------    --------
Cash Flows - Operating Activities
  Net income...................................................        $ 422     $   333
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Bottling equity income, net..............................           (5)          -
      Depreciation and amortization............................          202         301
      Deferred income taxes....................................            2          (9)
      Other noncash charges and credits, net ..................           63          70
   Net change in operating working capital.....................         (477)       (394)
                                                                     -------    --------
Net Cash Provided by Operating Activities......................          207         301
                                                                     -------    --------

Cash Flows - Investing Activities
  Capital spending.............................................         (142)       (210)
  Acquisitions and investments in unconsolidated affiliates....           (8)       (168)
  Short-term investments, by original maturity
    More than three months - purchases.........................         (173)     (1,519)
    More than three months - maturities........................          169         181
    Three months or less, net..................................            -      (1,277)
  Other, net...................................................           49         117
                                                                     -------    --------
Net Cash Used for Investing Activities.........................         (105)     (2,876)
                                                                     -------    --------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt....................          100       3,265
  Payments of long-term debt...................................         (240)       (135)
  Short-term borrowings, by original maturity
    More than three months - proceeds..........................           19       3,304
    More than three months - payments..........................          (18)       (182)
    Three months or less, net..................................          271      (1,756)
  Cash dividends paid..........................................         (197)       (191)
  Share repurchases............................................         (666)          -
  Proceeds from exercises of stock options.....................           91          82
                                                                     -------    --------
Net Cash (Used for)/Provided by Financing Activities...........         (640)      4,387
                                                                     -------    --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...           (2)          1
                                                                     -------    --------

Net (Decrease)/Increase in Cash and Cash Equivalents...........         (540)      1,813
Cash and Cash Equivalents - Beginning of year..................          964         311
                                                                     -------    --------

Cash and Cash Equivalents - End of period......................        $ 424     $ 2,124
                                                                     =======    ========

                             See accompanying notes.


                         PEPSICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in millions except per share amounts)

                                     ASSETS

                                                                  (Unaudited)
                                                                    3/18/00     12/25/99
                                                                   --------    ---------
Current Assets
 Cash and cash equivalents...................................       $   424      $   964
 Short-term investments, at cost.............................            96           92
                                                                   --------    ---------
                                                                        520        1,056
 Accounts and notes receivable, less
   allowance:  3/00 - $101, 12/99 - $85......................         1,734        1,704

 Inventories
   Raw materials.............................................           435          464
   Work-in-process...........................................           174           89
   Finished goods............................................           320          346
                                                                   --------    ---------
                                                                        929          899

 Prepaid expenses and other current assets...................           594          514
                                                                   --------    ---------
    Total Current Assets.....................................         3,777        4,173

Property, Plant and Equipment................................         8,895        8,816
Accumulated Depreciation.....................................        (3,665)      (3,550)
                                                                   --------    ---------
                                                                      5,230        5,266

Intangible Assets, net
   Goodwill..................................................         3,761        3,808
   Reacquired franchise rights...............................            70           78
   Trademarks and other identifiable intangibles.............           835          849
                                                                   --------    ---------
                                                                      4,666        4,735

Investments in Unconsolidated Affiliates.....................         2,842        2,846
Other Assets.................................................           502          531
                                                                   --------    ---------

      Total Assets...........................................       $17,017      $17,551
                                                                   ========    =========


                             Continued on next page.


                         PEPSICO, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (continued)
                      (in millions except per share amount)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                      3/18/00    12/25/99
                                                                    ---------   ---------
Current Liabilities
  Short-term borrowings........................................       $   278     $   233
  Accounts payable and other current liabilities...............         3,007       3,399
  Income taxes payable.........................................           189         156
                                                                    ---------   ---------
    Total Current Liabilities..................................         3,474       3,788

Long-term Debt.................................................         2,901       2,812

Other Liabilities..............................................         2,913       2,861

Deferred Income Taxes..........................................         1,222       1,209

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per share:
   authorized 3,600 shares, issued 3/00 and 12/99 -1,726
     shares....................................................            29          29
  Capital in excess of par value...............................         1,040       1,081
  Retained earnings............................................        14,294      14,066
  Accumulated other comprehensive loss.........................        (1,047)       (989)
                                                                    ---------   ---------
                                                                       14,316      14,187
  Less:    Repurchased shares, at cost:
   3/00 - 285 shares, 12/99 - 271 shares.......................        (7,809)     (7,306)
                                                                    ---------   ---------

    Total Shareholders' Equity.................................         6,507       6,881
                                                                    ---------   ---------

      Total Liabilities and Shareholders' Equity...............       $17,017     $17,551
                                                                    =========   =========



                             See accompanying notes.


                         PEPSICO, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT
                             OF COMPREHENSIVE INCOME
                            (in millions, unaudited)

                                                                     12 Weeks Ended
                                                                   -------------------
                                                                   3/18/00     3/20/99
                                                                   -------    --------

Net Income.....................................................       $422       $ 333

Other Comprehensive (Loss)/Income
  Currency translation adjustment, net of related taxes........        (62)       (108)
  Reclassification adjustment for items realized in net income.          -           6
  Other........................................................          4           -
                                                                   -------    --------

                                                                       (58)       (102)
                                                                   -------    --------

Comprehensive Income...........................................       $364       $ 231
                                                                   =======    ========




                             See accompanying notes.

                         PEPSICO, INC. AND SUBSIDIARIES
                                   (unaudited)

       NOTES   TO   CONDENSED    CONSOLIDATED    FINANCIAL STATEMENTS
  (tabular  dollars  in  millions;  all per share amounts assume dilution)

(1) Our Condensed Consolidated Balance Sheet at March 18, 2000 and the Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the 12 weeks ended March 18, 2000 and March 20, 1999 have not been audited and have been prepared substantially consistent with the accounting principles applied in our 1999 Annual Report on Form 10-K for the year ended December 25, 1999. In our opinion, this information includes normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

(2) We repurchased 19.8 million shares at a cost of $666 million during the 12 weeks ended March 18, 2000. From March 19, 2000 through April 26, 2000, we repurchased 1.4 million shares at a cost of $46 million.

(3) Reconciliation of shares outstanding at the beginning of the year to average shares outstanding:

                                                                        12 Weeks Ended
                                                                     --------------------
                                                                      3/18/00     3/20/99
                                                                     --------    --------

Shares outstanding at beginning of period.......................        1,455       1,471
Weighted average number of shares issued during the period for
  exercise of stock options.....................................            3           3
Weighted average shares repurchased.............................           (8)          -
                                                                     --------    --------
Average shares outstanding - Basic..............................        1,450       1,474
Effect of dilutive securities
   Dilutive shares issuable upon the exercise of stock options..          131         161
   Shares assumed to have been repurchased with assumed
      proceeds from the exercise of stock options...............         (109)       (125)
                                                                     --------    --------
Average shares outstanding - Assuming Dilution..................        1,472       1,510
                                                                     ========    ========

Net Income......................................................       $  422      $  333
                                                                     ========    ========

Net Income Per Share - Basic....................................       $ 0.29      $ 0.23
                                                                     ========    ========

Net Income Per Share - Assuming Dilution........................       $ 0.29      $ 0.22
                                                                     ========    ========


(4) Business Segments

The 1999 results of previously consolidated bottling operations in which we now own an equity interest and the 1999 equity income or loss of unconsolidated bottling affiliates are presented as Bottling Operations/Investments. Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results include the international concentrate business and other consolidated international bottling operations for January and February only.

                                          Net Sales             Operating Profit
                                      -------------------      -------------------
                                        12 Weeks Ended           12 Weeks Ended
                                      -------------------      -------------------
                                       3/18/00    3/20/99      3/18/00     3/20/99
                                      --------   --------      -------    --------
Frito-Lay
- North America (a)                     $1,843     $1,742         $379        $280
- International                            918        787           99          78
                                      --------   --------      -------    --------
                                         2,761      2,529          478         358
Pepsi-Cola
- North America                            639        613          158         172
- International                            259        243           21          16
                                      --------   --------      -------    --------
                                           898        856          179         188
Intercompany elimination                     -       (339)
                                      --------   --------
                                           898        517
Tropicana                                  532        499           60          35
                                      --------   --------      -------    --------
Combined segments                        4,191      3,545          717         581
Bottling Operations                          -      1,569
                                      --------   --------
  Total Net Sales                       $4,191     $5,114
                                      ========   ========
Corporate unallocated                                              (62)        (15)
                                                               -------    --------
New PepsiCo Operating Profit                                       655         566
Bottling Operations/Investments                                      -          29
                                                               -------    --------
  Total Operating Profit                                          $655        $595
                                                               =======    ========

(a) Operating profit includes an asset impairment and restructuring charge of $65 million in 1999.
--------------------------------------------------------------------------------

                                                    Total Assets
                                                ---------------------
                                                 3/18/00     12/25/99
                                                --------    ---------
Frito-Lay
- North America                                  $ 4,019     $  4,013
- International                                    4,059        4,170
Pepsi-Cola
- North America                                      661          729
- International                                    1,507        1,454

Tropicana                                          3,767        3,708
                                                --------    ---------
Combined segments                                 14,013       14,074
Corporate                                            525        1,008
Bottling Operations/Investments                    2,479        2,469
                                                --------    ---------
Total Assets                                     $17,017      $17,551
                                                ========    =========


(5) Supplemental Cash Flow Information                                  12 Weeks Ended
                                                                     --------------------
                                                                      3/18/00     3/20/99
                                                                     --------    --------

         Interest paid..........................................         $ 40       $  83
         Income taxes paid......................................         $118       $ 101

    Supplemental Schedule of Noncash Investing and Financing
     Activities
         Fair value of assets acquired..........................         $  9       $ 192
         Cash paid..............................................           (8)       (168)
                                                                     --------    --------
         Liabilities assumed....................................         $  1       $  24
                                                                     ========    ========


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS, LIQUIDITY AND
                           CAPITAL RESOURCES AND EURO

                                     General

Tabular dollars are presented in millions. All per share amounts assume dilution, are computed using average shares outstanding and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance, the impact of the Euro conversion and the impact of global macro-economic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

                       Analysis of Consolidated Operations

Net Sales
                                                                  %
                                         12 Weeks Ended        Change
                                      --------------------
                                       3/18/00     3/20/99      B/(W)
                                      --------    --------    --------

Reported                                $4,191      $5,114      (18)
                                      ========    ========

New PepsiCo                             $4,191      $3,545       18
Intercompany elimination*                    -         339       NM
                                      --------    --------
New PepsiCo before elimination          $4,191      $3,884        8
                                      ========    ========

* Reflects intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International, and those previously consolidated bottling operations in which we now own an equity interest.
NM - Not meaningful
--------------------------------------------------------------------------------

Reported net sales declined $923 million. New PepsiCo net sales, before the intercompany elimination, increased $307 million. This increase primarily reflects volume gains at Frito-Lay, Tropicana and Pepsi-Cola International and higher effective net pricing at Frito-Lay and Pepsi-Cola.


Operating Profit and Margin
                                                    12 Weeks Ended
                                               -----------------------     Change
                                                 3/18/00      3/20/99      B/(W)
                                               ----------    ---------    --------
Reported
  Total Operating Profit                            $655         $595        10%
  Total Operating Profit Margin                     15.6%        11.6%      4.0
Ongoing
  New PepsiCo Operating Profit                      $655         $631         4%
  New PepsiCo Operating Profit Margin*              15.6%        16.2%     (0.6)

Ongoing new PepsiCo excludes the effect of an impairment and restructuring charge of $65 in 1999. * Based on new PepsiCo net sales before intercompany elimination.
--------------------------------------------------------------------------------

Reported operating profit margin increased 4 percentage points. Ongoing operating profit margin decreased 0.6 percentage point primarily reflecting the margin impact of increased G&A expenses and the absence of the 1999 gain on the sale of a chocolate business in Poland. These were partially offset by the favorable margin impact of higher effective net pricing, increased volume and reduced commodity costs at Tropicana and Frito-Lay North America. The unfavorable margin impact of increased G&A reflects increased corporate unallocated departmental overhead and a contribution to the PepsiCo Foundation.

Interest Expense, net

Interest expense, net of interest income, declined $64 million or 62%. Interest expense declined $77 million or 62% primarily reflecting significantly lower average debt levels slightly offset by higher average interest rates. Higher average debt levels in 1999 resulted from the financing in 1998 of the Tropicana acquisition and the financings in 1999 in preparation for the initial public offering by the Pepsi Bottling Group. Interest income decreased $13 million or 63% primarily due to lower average investment balances.


Provision for Income Taxes
                                                       12 Weeks Ended
                                                   ----------------------
                                                   3/18/00        3/20/99
                                                   -------       --------
Reported
  Provision for Income Taxes                          $198           $158
  Effective tax rate                                  32.0%          32.2%

Ongoing
  Provision for Income Taxes                          $198           $183
  Effective tax rate                                  32.0%          33.0%


Ongoing excludes the tax effect of an impairment and restructuring charge of $25 in 1999.
--------------------------------------------------------------------------------

The reported effective tax rate decreased .2 percentage point. The ongoing effective tax rate decreased 1 percentage point primarily due to proportionately lower bottling income and the lower effective tax rate on bottling equity income.


Net Income and Net Income Per Share

                                            12 Weeks Ended          %
                                         --------------------    Change
                                          3/18/00     3/20/99     B/(W)
                                         --------    --------   --------
Net Income
  Reported                                  $ 422       $ 333      27
  Ongoing                                   $ 422       $ 373      13

Net Income Per Share
  Reported                                  $0.29       $0.22      30
  Ongoing                                   $0.29       $0.25      16


Ongoing excludes the effect of an impairment and restructuring charge of $65 ($40 after-tax) in 1999.
--------------------------------------------------------------------------------

Reported net income increased $89 million and the related net income per share increased $0.07. Ongoing net income increased $49 million and the related net income per share increased $0.04. The ongoing increases primarily reflect the decrease in net interest expense and increased new PepsiCo operating profit partially offset by the impact of the deconsolidation of certain bottling operations. The increase in ongoing net income per share also reflects the benefit of a 2.5% reduction in average shares outstanding assuming dilution.

                            Segments of the Business

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

Additional information concerning our operating segments is presented in Note 4.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide basis.


                             Frito-Lay North America


                            12 Weeks Ended          %
                         --------------------    Change
                          3/18/00     3/20/99     B/(W)
                         --------    --------    --------

Net Sales                  $1,843      $1,742       6

Operating Profit
  Reported                 $  379      $  280      36
  Ongoing                  $  379      $  345      10


Ongoing excludes an impairment and restructuring charge of $65 in 1999.
--------------------------------------------------------------------------------

Net sales grew $101 million due to increased volume and higher effective net pricing.

Pound volume advanced 4% primarily driven by growth across our core brands, excluding the low-fat and no-fat versions, and by our new Snack Kit products. The growth in core brands was led by double-digit growth in Cheetos brand cheese puffs and Ruffles brand potato chips. These gains were partially offset by declines in "WOW!" and "Baked" brand products.

Reported operating profit increased $99 million. Ongoing operating profit increased $34 million primarily reflecting the higher volume and reduced commodity costs. The margin impact of these favorable factors contributed to the ongoing operating profit margin improvement.


                             Frito-Lay International


                            12 Weeks Ended           %
                         ---------------------     Change
                           3/18/00     3/20/99      B/(W)
                         ---------    --------    --------
Net Sales                     $918        $787       17

Operating Profit              $ 99        $ 78       27

--------------------------------------------------------------------------------

Net sales increased $131 million. The increase was primarily driven by volume growth at Sabritas in Mexico, largely due to a promotional program, and effective net pricing at Gamesa in Mexico and at Walkers in the U.K. The net impact of stronger foreign currencies, primarily in Mexico, increased net sales by 3 percentage points.

Salty snack kilos increased 12%, led by double-digit growth at Sabritas and at our Latin American joint ventures. Sweet snack kilos decreased 5% primarily as a result of the sale of our chocolate business in Poland in 1999.

Reported operating profit increased $21 million. Strong operating performances at Sabritas and Gamesa drove the growth. The net impact of foreign currencies increased operating profit by 5% largely reflecting the strength of the Mexican peso.

Pepsi-Cola

To facilitate comparisons, net sales are presented prior to the elimination in 1999 of intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.

System bottler case sales (BCS) represent PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are sold by system bottlers. First quarter BCS include the months of January, February and March. The net sales and operating profit of Pepsi-Cola International include the operating results for January and February.


                            Pepsi-Cola North America


                                    12 Weeks Ended           %
                                 --------------------     Change
                                  3/18/00     3/20/99      B/(W)
                                 --------    --------    --------

Net Sales                            $639       $ 613        4
Intercompany elimination                -        (328)      NM
                                 --------    --------
Reported                             $639       $ 285       NM
                                 ========    ========

Operating Profit                     $158       $ 172       (8)

NM - Not meaningful
--------------------------------------------------------------------------------

Reported net sales increased $354 million primarily due to the absence of the intercompany elimination in 2000. Before the 1999 elimination of intercompany concentrate sales, net sales increased $26 million due largely to increased concentrate pricing. The higher pricing was partially offset by increased fountain customer support and lower concentrate volume.

BCS volume remained flat despite strong double-digit growth of Aquafina bottled water, the introduction of the juice-based FruitWorks brand and low single-digit growth of brands Mountain Dew and Diet Pepsi. These increases were offset by a single-digit decline in brand Pepsi and a double-digit decline in Pepsi One. Concentrate shipments decreased 2.0%.

Operating profit decreased $14 million primarily due to a charge related to a customer bankruptcy. Excluding this charge, operating profit decreased 2% as a result of the increased customer support, the lower volume and higher G&A. These unfavorabilities were partially offset by the increased pricing. G&A grew at a significantly faster rate than sales driven by costs associated with building the concentrate company infrastructure.


                            Pepsi-Cola International

                                    12 Weeks Ended           %
                                 --------------------     Change
                                  3/18/00     3/20/99      B/(W)
                                 --------    --------    --------

Net Sales                            $259        $243        6
Intercompany elimination                -         (11)      NM
                                 --------    --------
Reported                             $259        $232       12
                                 ========    ========

Operating Profit                     $ 21        $ 16       30

NM - Not meaningful
--------------------------------------------------------------------------------

Reported net sales increased $27 million. Before the elimination of intercompany concentrate sales, net sales increased $16 million. This increase was primarily due to volume gains, contributions from acquisitions and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Germany, reduced net sales by 3 percentage points.

BCS increased 5%. This increase reflects solid growth in Mexico and Saudi Arabia and strong double-digit growth in Germany, Peru, the United Kingdom, the Philippines and Russia. These advances were partially offset by lower BCS in Brazil. Through February, total concentrate shipments to franchisees, including those previously wholly-owned bottlers in which we now own an equity interest, grew 3% while their BCS grew at a higher rate.

Operating profit increased $5 million primarily reflecting the volume gains and higher effective net pricing, slightly offset by losses from acquisitions.

Tropicana

The standard measure of volume is four-gallon equivalent cases.


                                     12 Weeks Ended         %
                                 --------------------     Change
                                  3/18/00     3/20/99      B/(W)
                                 --------    --------    --------

Net Sales                            $532        $499        7

Operating Profit                     $ 60        $ 35       70


--------------------------------------------------------------------------------

Net sales increased $33 million due to volume gains in the U.S. and in Europe. Equivalent case volume grew 6%, led by double-digit worldwide growth in Pure Premium reflecting strong double-digit growth in Pure Premium nutritionals and blends. Operating profit increased $25 million primarily due to the volume gains and lower orange juice costs.

                                   Cash Flows

Our 2000 consolidated cash and cash equivalents decreased $540 million compared to a $1.8 billion increase in 1999. The change in cash flow primarily reflects the decrease resulting from the decline in net proceeds from the issuance of debt and from share repurchase activity in 2000. This comparative decrease was partially offset by the increase resulting from the use in 1999 of debt proceeds to purchase short-term investments.

                         Liquidity and Capital Resources

As of year-end 1999, we maintained $1.5 billion of revolving credit facilities. Of the $1.5 billion, $600 million expires in June of 2000 with the balance expiring in June of 2004. The credit facilities exist largely to support issuances of short-term debt. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

                                      EURO

During 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies (legacy currencies) and one common currency-the EURO. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new EURO-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate EURO-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the middle of 2001 if not already addressed in conjunction with other system or process initiatives. We do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

<audit-report>

                     Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of March 18, 2000 and the related condensed consolidated statements of income, comprehensive income and cash flows for the twelve weeks ended March 18, 2000 and March 20, 1999. These financial statements are the responsibility of PepsiCo, Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 25, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                              KPMG LLP



New York, New York
April 19, 2000

</audit-report>

               PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.        Exhibits and Reports on Form 8-K
               (a)  Exhibits

                    See Index to Exhibits on page 20.

               (b)  Reports on Form 8-K

                    None

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                  PepsiCo, Inc.
                                                  (Registrant)






Date:      April 26, 2000                      Indra K. Nooyi
                                               Senior Vice President and
                                               Chief Financial Officer






Date:      April 26, 2000                      Lawrence F. Dickie
                                               Vice President, Associate General
                                               Counsel and Assistant Secretary

                               INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS


Exhibit 12               Computation of Ratio of Earnings to Fixed Charges

Exhibit 15               Accountants' Acknowledgment

Exhibit 27.1             Financial Data Schedule