Form 10-Q
period 2000-06-10
PEPSICO INC
filed 2000-07-20
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 10, 2000 (24 weeks)

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-1183 [GRAPHIC OMITTED]

                      PEPSICO, INC.

(Exact name of registrant as specified in its charter)
         North Carolina                                              13-1584302
--------------------------------                                 ----------------
(State or other jurisdiction of                                      (I.R.S.
Employer incorporate or organization)                            Identification No.)

  700 Anderson Hill Road, Purchase, New York                    10577
-----------------------------------------------              -----------
 (Address of principal executive offices)                     (Zip Code)

                                           914-253-2000
                               ----------------------------------
                         (Registrant's telephone number, including area code)

                          N/A
----------------------------------------------------------
(Former former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  NO

Number of shares of Capital Stock outstanding as of July 7, 2000:

1,443,072,907

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                                 Page No.
                                                                                 --------

Part I Financial Information

         Condensed Consolidated Statement of Income -
          12 and 24 Weeks Ended June 10, 2000 and June 12, 1999                     2

         Condensed Consolidated Statement of Cash Flows -
          24 Weeks Ended June 10, 2000 and June 12, 1999                            3

         Condensed Consolidated Balance Sheet -
          June 10, 2000 and December 25, 1999                                      4-5

         Condensed Consolidated Statement of Comprehensive Income -
          12 and 24 Weeks Ended June 10, 2000 and June 12, 1999                     6

         Notes to Condensed Consolidated Financial Statements                      7-9

         Management's Discussion and Analysis of Operations,
          Cash Flows, Liquidity and Capital Resources and EURO                    10-18

         Independent Accountants' Review Report                                     19

 Part II Other Information and Signatures                                           20

PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

                                                      12 Weeks Ended         24 Weeks Ended
                                                     -----------------    -------------------
                                                     6/10/00   6/12/99    6/10/00     6/12/99
                                                     -------   -------    -------     -------
Net Sales
 New PepsiCo......................................    $4,928    $4,440     $9,119     $ 7,985
 Bottling operations..............................         -       542          -       2,111
                                                     -------   -------    -------     -------
  Total Net Sales.................................     4,928     4,982      9,119      10,096

Costs and Expenses
 Cost of sales....................................     1,891     2,012      3,568       4,152
 Selling, general and administrative expenses.....     2,196     2,208      4,023       4,458
 Amortization of intangible assets................        32        41         64         105
 Impairment and restructuring charge..............         -         -          -          65
                                                     -------   -------    -------     -------
  Total Costs and Expenses........................     4,119     4,261      7,655       8,780

Operating Profit
 New PepsiCo......................................       809       698      1,464       1,264
 Bottling operations and equity investments.......         -        23          -          52
                                                     -------   -------    -------     -------
  Total Operating Profit..........................       809       721      1,464       1,316

Bottling equity income, net.......................        54        25         59          25
Gain on bottling transactions.....................         -     1,000          -       1,000
Interest expense..................................       (56)     (104)      (103)       (228)
Interest income...................................        21        50         28          70
                                                     -------   -------    -------     -------

Income Before Income Taxes........................       828     1,692      1,448       2,183

Provision for Income Taxes........................       265       949        463       1,107
                                                     -------   -------    -------     -------

Net Income........................................    $  563    $  743     $  985     $ 1,076
                                                     =======   =======    =======     =======

Income Per Share - Basic..........................    $ 0.39    $ 0.50     $ 0.68     $  0.73
                                                     =======   =======    =======     =======

Average Shares Outstanding - Basic................     1,443     1,474      1,446       1,474

Income Per Share - Assuming Dilution..............    $ 0.38    $ 0.49     $ 0.67     $  0.71
                                                     =======   =======    =======     =======

Average Shares Outstanding - Assuming Dilution...      1,468     1,505      1,470       1,507

Cash Dividends Declared Per Share.................    $ 0.14    $0.135     $0.275     $ 0.265

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

                                                                       24 Weeks Ended
                                                                     -------------------
                                                                     6/10/00     6/12/99
                                                                     -------    --------
Cash Flows - Operating Activities
  Net income...................................................       $  985     $ 1,076
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Gain on bottling transactions............................            -      (1,000)
      Bottling equity income, net..............................          (59)        (25)
      Depreciation and amortization............................          418         532
      Deferred income taxes....................................           79         518
      Other noncash charges and credits, net ..................          118         372
      Net change in operating working capital..................         (445)       (481)
                                                                     -------    --------
Net Cash Provided by Operating Activities......................        1,096         992
                                                                     -------    --------

Cash Flows - Investing Activities
  Capital spending.............................................         (376)       (469)
  Acquisitions and investments in unconsolidated affiliates....          (12)       (347)
  Short-term investments, by original maturity
    More than three months - purchases.........................         (377)     (1,524)
    More than three months - maturities........................          385         331
    Three months or less, net..................................            5          14
  Other, net...................................................         (157)         99
                                                                     -------    --------
Net Cash Used for Investing Activities.........................         (532)     (1,896)
                                                                     -------    --------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt....................          100       3,259
  Payments of long-term debt...................................         (702)       (378)
  Short-term borrowings, by original maturity
    More than three months - proceeds..........................           98       3,331
    More than three months - payments..........................          (61)       (210)
    Three months or less, net..................................          522      (2,933)
  Cash dividends paid..........................................         (391)       (383)
  Share repurchases............................................         (814)       (506)
  Proceeds from exercises of stock options.....................          251         158
                                                                     -------    --------
Net Cash (Used for)/Provided by Financing Activities...........         (997)      2,338
                                                                     -------    --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...           (3)          2
                                                                     -------    --------

Net (Decrease)/Increase in Cash and Cash Equivalents...........         (436)      1,436
Cash and Cash Equivalents - Beginning of year..................          964         311
                                                                     -------    --------

Cash and Cash Equivalents - End of period......................       $  528     $ 1,747
                                                                     =======    ========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions except per share amounts)

ASSETS

                                                                  (Unaudited)
                                                                    6/10/00     12/25/99
                                                                   --------    ---------
Current Assets
 Cash and cash equivalents...................................       $   528      $   964
 Short-term investments, at cost.............................            79           92
                                                                   --------    ---------
                                                                        607        1,056
 Accounts and notes receivable, less
   allowance:  6/00 - $104, 12/99 - $85......................         1,878        1,704

 Inventories
   Raw materials.............................................           475          464
   Work-in-process...........................................           248           89
   Finished goods............................................           328          346
                                                                   --------    ---------
                                                                      1,051          899

 Prepaid expenses and other current assets...................           615          514
                                                                   --------    ---------
    Total Current Assets.....................................         4,151        4,173

Property, Plant and Equipment................................         9,015        8,816
Accumulated Depreciation.....................................        (3,782)      (3,550)
                                                                   --------    ---------
                                                                      5,233        5,266

Intangible Assets, net
   Goodwill..................................................         3,704        3,808
   Reacquired franchise rights...............................            69           78
   Trademarks and other identifiable intangibles.............           799          849
                                                                   --------    ---------
                                                                      4,572        4,735

Investments in Unconsolidated Affiliates.....................         2,894        2,846
Other Assets.................................................           642          531
                                                                   --------    ---------

      Total Assets...........................................       $17,492      $17,551
                                                                   ========    =========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

                                                                      (Unaudited)
                                                                         6/10/00     12/25/99
                                                                        --------     --------
Current Liabilities
  Short-term borrowings...........................................       $   242      $   233
  Accounts payable and other current liabilities..................         3,287        3,399
  Income taxes payable............................................           225          156
                                                                        --------     --------
    Total Current Liabilities.....................................         3,754        3,788

Long-term Debt....................................................         2,742        2,812

Other Liabilities.................................................         2,943        2,861

Deferred Income Taxes.............................................         1,306        1,209

Shareholders' Equity
  Capital Stock, par value 1 2/3 cents per share:
   authorized 3,600 shares, issued 6/00 and 12/99 -1,726 shares...            29           29
  Capital in excess of par value..................................           993        1,081
  Retained earnings...............................................        14,655       14,066
  Accumulated other comprehensive loss............................        (1,205)        (989)
                                                                        --------     --------
                                                                          14,472       14,187
  Less:    Repurchased shares, at cost:
   6/00 - 281 shares, 12/99 - 271 shares..........................        (7,725)      (7,306)
                                                                        --------     --------

    Total Shareholders' Equity....................................         6,747        6,881
                                                                        --------     --------

      Total Liabilities and Shareholders' Equity..................       $17,492      $17,551
                                                                        ========     ========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

                                                        12 Weeks Ended      24 Weeks Ended
                                                      -----------------    -----------------
                                                      6/10/00   6/12/99    6/10/00    6/12/99
                                                      -------   -------    -------    -------
Net Income.........................................      $563      $743       $985     $1,076

Other Comprehensive (Loss)/Income
  Currency translation adjustment, net of related
   taxes...........................................      (158)        8       (220)      (100)
    Reclassification adjustment for items realized
      in net income................................         -       168          -        174
  Other............................................         -         -          4          -
                                                      -------   -------    -------    -------

                                                         (158)      176       (216)        74
Minimum pension liability adjustment,
  net of tax benefit of $11........................         -        20          -         20
                                                      -------   -------    -------    -------

                                                         (158)      196       (216)        94
                                                      -------   -------     -------   -------
Comprehensive Income...............................      $405      $939       $769     $1,170
                                                      =======   =======    =======    =======

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in millions; pershare amounts assume dilution)

(1) The Condensed Consolidated Balance Sheet at June 10, 2000 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 10, 2000 and June 12, 1999 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 10, 2000 and June 12, 1999 have not been audited and have been prepared substantially consistent with the accounting principles applied in our 1999 Annual Report on Form 10-K for the year ended December 25, 1999. In our opinion, this information includes all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

(2) We repurchased 23.8 million shares at a cost of $814 million during the 24 weeks ended June 10, 2000. Through July 20, 2000, we repurchased 29.9 million shares at a cost of $1.07 billion during the fiscal year.

(3) Reconciliation of shares outstanding at the beginning of the year to average shares outstanding:
                                                       12 Weeks Ended       24 Weeks Ended
                                                      -----------------    ------------------
                                                      6/10/00   6/12/99    6/10/00    6/12/99
                                                      -------   -------    -------    -------

Shares outstanding at beginning of period...........    1,441     1,476      1,455      1,471
Weighted average number of shares issued during the
  period for exercise of stock options..............        4         3          6          5
Weighted average shares repurchased.................       (2)       (5)       (15)        (2)
                                                      -------   -------    -------   -------
Average shares outstanding - Basic..................    1,443     1,474      1,446      1,474
Effect of dilutive securities
   Dilutive shares issuable upon the exercise of
    stock options...................................      148       134        140        147
   Shares assumed to have been repurchased with
    assumed proceeds from the exercise of stock
     options........................................     (123)     (103)      (116)      (114)
                                                      -------   -------    -------    -------
Average shares outstanding - Assuming Dilution......    1,468     1,505      1,470      1,507
                                                      =======   =======    =======    =======

Net Income..........................................   $  563    $  743     $  985     $1,076
                                                      =======   =======    =======    =======

Income Per Share - Basic............................   $ 0.39    $ 0.50     $ 0.68     $ 0.73
                                                      =======   =======    =======    =======

Income Per Share - Assuming Dilution................   $ 0.38    $ 0.49     $ 0.67     $ 0.71
                                                      =======   =======    =======    =======

(4) Business Segments

Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results for the 12 weeks include the international concentrate business and other consolidated international bottling operations for March, April and May. The 1999 results of previously consolidated bottling operations in which we now own an equity interest through their respective closing dates and the first quarter 1999 equity income or loss of unconsolidated bottling affiliates are presented as Bottling Operations/Investments. The bottling transactions are described in Note 2 of the Financial Statements included in Form 10-K for the year ended December 25, 1999.

                                           12 Weeks Ended              24 Weeks Ended
                                        -------------------         --------------------
Net Sales                               6/10/00     6/12/99          6/10/00     6/12/99
---------                               -------     -------         --------     -------
Frito-Lay
-North America                           $2,011      $1,875           $3,854     $ 3,617
-International                            1,025         867            1,943       1,654
                                        -------     -------         --------     -------
                                          3,036       2,742            5,797       5,271
Pepsi-Cola
-North America                              798         751            1,437       1,364
-International                              541         497              800         740
                                        -------     -------         --------     -------
                                          1,339       1,248            2,237       2,104
Intercompany elimination                      -         (83)               -        (422)
                                        -------     -------         --------     -------
                                          1,339       1,165            2,237       1,682
Tropicana                                   553         533            1,085       1,032
                                        -------     -------         --------     -------
Combined Segments                         4,928       4,440            9,119       7,985
Bottling Operations                           -         542                -       2,111
                                        -------     -------         --------     -------
   Total Net Sales                       $4,928      $4,982           $9,119     $10,096
                                        =======     =======         ========     =======

Operating Profit
----------------
Frito-Lay
-North America (a)                       $  433      $  393           $  812     $   673
-International                              115          91              214         169
                                        -------     -------         --------     -------
                                            548         484            1,026         842
Pepsi-Cola
-North America                              224         205              382         377
-International                               61          44               82          60
                                        -------     -------         --------     -------
                                            285         249              464         437

Tropicana                                    51          44              111          79
                                        -------     -------         --------     -------
Combined Segments                           884         777            1,601       1,358
Corporate Unallocated                       (75)        (79)            (137)        (94)
                                        -------     -------         --------     -------
New PepsiCo Operating Profit                809         698            1,464       1,264

Bottling Operations/Investments               -          23                -          52
                                        -------     -------         --------     -------
  Total Operating Profit                 $  809      $  721           $1,464     $ 1,316
                                        =======     =======         ========     =======

(a) For the 24 weeks in 1999, includes an asset impairment and restructuring charge of
    $65 million.

                                                     Total Assets
                                                 --------------------
                                                 6/10/00     12/25/99
                                                 -------     --------
Frito-Lay
- North America                                  $ 4,125      $ 4,013
- International                                    3,922        4,170
Pepsi-Cola
- North America                                      897          729
- International                                    1,512        1,454
Tropicana                                          3,819        3,708
                                                --------     --------
Combined segments                                 14,275       14,074
Corporate                                            698        1,008
Bottling Operations/Investments                    2,519        2,469
                                                --------     --------
  Total Assets                                   $17,492      $17,551
                                                ========     ========
(5) Supplemental Cash Flow Information
                                                                        24 Weeks Ended
                                                                      -------------------
                                                                      6/10/00     6/12/99
                                                                      -------     -------

         Interest paid..........................................         $ 85       $ 199
         Income taxes paid......................................         $210       $ 236

    Supplemental Schedule of Noncash Investing and Financing
        Activities
         Fair value of assets acquired..........................         $ 15       $ 440
         Cash paid..............................................          (12)       (347)
                                                                      -------     -------
         Liabilities assumed....................................         $  3       $  93
                                                                      =======     =======

(6) Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, as amended, and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES AND EURO

General

Tabular dollars are presented in millions. All per share amounts assume dilution, are computed using average shares outstanding and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

In the discussions below, the year-over-year dollar change:

  in concentrate shipments to franchisees, including bottling operations in which we now own an equity interest, for Pepsi-Cola,

  in bottler case sales by company-owned bottling operations for Pepsi-Cola International,

  in pound or kilo sales of salty and sweet snacks for Frito-Lay and in four gallon equivalent cases for Tropicana

is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance, the impact of the Euro conversion and the impact of global macro-economic issues. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

Analysis of Consolidated Operations

Net Sales

                                                         %                                %
                                  12 Weeks Ended       Change      24 Weeks Ended      Change
                                -------------------               -----------------
                                 6/10/00    6/12/99    B/(W)      6/10/00   6/12/99     B/(W)
                                --------   --------   --------    -------   -------    -------

Reported                          $4,928     $4,982     (1)        $9,119   $10,096      (10)
                                ========   ========               =======   =======

New PepsiCo                       $4,928     $4,440      11        $9,119   $ 7,985       14
Intercompany elimination*              -         83      NM             -       422       NM
                                --------   --------               -------   -------
New PepsiCo before elimination    $4,928     $4,523      9         $9,119   $ 8,407       8
                                ========   ========               =======   =======

* Reflects intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola
  International, and those previously consolidated bottling operations in which we now own an equity interest.
NM - Not meaningful

For the quarter, reported net sales declined $54 million. New PepsiCo net sales, before the intercompany elimination, increased $405 million. This increase primarily reflects volume gains across all segments and higher effective net pricing at Frito-Lay and Pepsi-Cola. These advances were partially offset by an unfavorable foreign currency impact.

Year-to date reported net sales declined $977 million. New PepsiCo net sales, before the intercompany elimination, increased $712 million. This increase primarily reflects volume gains at Frito-Lay, Tropicana and Pepsi-Cola International and higher effective net pricing at Frito-Lay and Pepsi-Cola.

Operating Profit and Margin

                                 12 Weeks Ended                 24 Weeks Ended
                               -----------------    Change    --------------------    Change
                               6/10/00   6/12/99     B/(W)    6/10/00      6/12/99     B/(W)
                               -------   -------    ------    -------      -------    ------
Reported
 Total Operating Profit           $809      $721      12%      $1,464       $1,316      11%
 Total Operating Profit
   Margin                         16.4%     14.5%     1.9        16.0%        13.0%     3.0
Ongoing
 New PepsiCo
   Operating Profit               $809      $698      16%      $1,464       $1,329      10%
 New PepsiCo
   Operating Profit Margin*       16.4%     15.4%     1.0        16.0%        15.8%     0.2

Ongoing new PepsiCo excludes the effect of an impairment and restructuring charge of $65 for the 24 weeks in 1999.
* Based on new PepsiCo net sales before intercompany elimination.

For the quarter, reported operating profit margin increased 1.9 percentage points. Ongoing operating profit margin increased 1 percentage point primarily reflecting the favorable margin impact of the higher effective net pricing and increased volume and reduced commodity costs at Frito-Lay and Tropicana. These were partially offset by the unfavorable margin impact of increased A&M at Pepsi-Cola and increased S&D at Frito-Lay International.

Year-to-date reported operating profit margin increased 3.0 percentage points. Ongoing operating profit margin improved slightly primarily reflecting the favorable margin impact of the higher effective net pricing and increased volume and reduced commodity costs at Frito-Lay North America and Tropicana. These were primarily offset by the margin impact of increases in A&M, G&A and S&D across all segments and the absence of the 1999 gain on the sale of a chocolate business in Poland.

Interest Expense, net

For the quarter, interest expense, net of interest income, declined $19 million or 35%. Interest expense declined $48 million or 46% primarily reflecting significantly lower average debt levels slightly offset by higher average interest rates. Higher average debt levels in 1999 resulted from the financing in 1998 of the Tropicana acquisition and the financings in 1999 in preparation for the initial public offering by The Pepsi Bottling Group. Interest income decreased $29 million or 58% primarily due to lower average investment balances partially offset by favorable changes in the fair value of equity derivative contracts.

Year-to-date interest expense, net of interest income, declined $83 million or 53%. Interest expense declined $125 million or 55% primarily reflecting significantly lower average debt levels slightly offset by higher average interest rates. Higher average debt levels in 1999 resulted from the financing in 1998 of the Tropicana acquisition and the financings in 1999 in preparation for the initial public offering by The Pepsi Bottling Group. Interest income decreased $42 million or 60% primarily due to lower average investment balances partially offset by favorable changes in the fair value of equity derivative contracts.

Provision for Income Taxes

                                                  12 Weeks Ended          24 Weeks Ended
                                                -------------------    -------------------
                                                6/10/00     6/12/99    6/10/00      6/12/99
                                                -------     -------    -------      -------
Reported
  Provision for Income Taxes                       $265        $949       $463       $1,107
  Effective tax rate                               32.0%       56.1%      32.0%        50.7%

Ongoing
  Provision for Income Taxes                       $265        $219       $463       $  402
  Effective tax rate                               32.0%       31.6%      32.0%        32.2%

Ongoing excludes the tax effect of $25 on the impairment and restructuring charge for the 24 weeks in 1999 and the tax effect of $730 on the gain on bottling transactions for the 12 and
24 weeks in 1999.

For the quarter, the reported effective tax rate decreased 24.1 percentage points. The ongoing effective tax rate remained relatively flat.

Year-to-date the reported effective tax rate decreased 18.7 percentage points. The ongoing effective tax rate remained relatively flat.

Net Income and Net Income Per Share

                              12 Weeks Ended          %           24 Weeks Ended         %
                           --------------------    Change      -------------------    Change
                            6/10/00     6/12/99     B/(W)       6/10/00    6/12/99     B/(W)
                           --------    --------    -------     --------   --------    -------
Net Income
  Reported                    $ 563       $ 743      (24)         $ 985     $1,076      (9)
  Ongoing                     $ 563       $ 473       19          $ 985     $  846      16

Net Income Per Share
  Reported                    $0.38       $0.49      (22)         $0.67     $ 0.71      (6)
  Ongoing                     $0.38       $0.31       23          $0.67     $ 0.56      19

Ongoing excludes the effects of an impairment and restructuring charge of $65 ($40 after-tax)
for the 24 weeks in 1999 and a gain of $1 billion ($270 after-tax) for the 12 and 24 weeks in
1999.

For the quarter, reported net income decreased $180 million and the related net income per share decreased $0.11. Ongoing net income increased $90 million and the related net income per share increased $0.07. The ongoing increases primarily reflect increased new PepsiCo operating profit and lower net interest expense. The increase in ongoing net income per share also reflects the benefit of a 2.4% reduction in average shares outstanding assuming dilution.

Year-to-date reported net income decreased $91 million and the related net income per share decreased $0.04. Ongoing net income increased $139 million and the related net income per share increased $0.11. The ongoing increases primarily reflect increased new PepsiCo operating profit and lower net interest expense, partially offset by the impact of the deconsolidation of certain bottling operations. The increase in ongoing net income per share also reflects the benefit of a 2.4% reduction in average shares outstanding assuming dilution.

Segments of the Business

Additional information concerning our operating segments is presented in Note 4 to the Condensed Consolidated Financial Statements.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide basis.

Frito-Lay North America

                           12 Weeks Ended         %          24 Weeks Ended          %
                        -------------------     Change    --------------------     Change
                        6/10/00     6/12/99     B/(W)      6/10/00     6/12/99      B/(W)
                        -------    --------    -------    --------    --------     -------

Net Sales                $2,011      $1,875       7         $3,854      $3,617        7

Operating Profit
  Reported               $  433      $  393      10         $  812      $  673       21
  Ongoing                $  433      $  393      10         $  812      $  738       10

Ongoing excludes an impairment and restructuring charge of $65 for the 24 weeks in 1999.

12 Weeks

Net sales grew $136 million due to increased volume and higher effective net pricing. Sales of our new Oberto’s natural beef jerky snacks and Snack Kit products accounted for approximately one-third of this growth.

Pound volume advanced 5% primarily driven by growth in most of our core brands, excluding the low-fat and no-fat versions, and by our new Snack Kit products. The growth in core brands was led by double-digit growth in Cheetos brand cheese puffs, Ruffles brand potato chips and Tostitos brand tortilla chips. These gains were partially offset by declines in “WOW!” and “Baked” brand products.

Operating profit increased $40 million primarily reflecting the higher volume and reduced commodity costs. The margin impact of these favorable factors contributed to the operating profit margin improvement.

24 Weeks

Net sales grew $237 million due to increased volume and higher effective net pricing. Sales of our new Snack Kit products and Oberto’s natural beef jerky snacks accounted for approximately one-third of this growth.

Pound volume advanced 4% primarily driven by growth in most of our core brands, excluding the low-fat and no-fat versions, and by our new Snack Kit products. The growth in core brands was led by double-digit growth in Cheetos brand cheese puffs and Ruffles brand potato chips. These gains were partially offset by declines in “WOW!” and “Baked” brand products.

Reported operating profit increased $139 million. Ongoing operating profit increased $74 million primarily reflecting the higher volume and reduced commodity costs. The margin impact of these favorable factors contributed to the ongoing operating profit margin improvement.

Frito-Lay International

                          12 Weeks Ended          %          24 Weeks Ended          %
                        -------------------     Change    --------------------    Change
                        6/10/00     6/12/99     B/(W)      6/10/00     6/12/99     B/(W)
                        -------    --------    -------    --------    --------    -------

Net Sales                $1,025        $867      18         $1,943      $1,654      17

Operating Profit         $  115        $ 91      27         $  214      $  169      27

12 Weeks

Net sales increased $158 million. The increase was primarily driven by volume growth led by Sabritas in Mexico and Walkers in the U.K., largely due to promotional programs, and effective net pricing at Gamesa in Mexico. The impact from an acquisition contributed 3 percentage points of growth. The net impact of weaker foreign currencies, primarily in the U.K. and Australia, decreased net sales by 2 percentage points.

Salty snack kilos increased 18%, led by double-digit growth at Sabritas, at Walkers and at our Latin American joint ventures. Sweet snack kilos increased 9% driven by our businesses in Mexico.

Reported operating profit increased $24 million. Strong operating performances at Sabritas and Gamesa drove the growth. This increase was partially offset by a charge related to a shared services program. The net impact of weaker foreign currencies, primarily in the U.K., decreased operating profit by 2 percentage points.

24 Weeks

Net sales increased $289 million. The increase was primarily driven by volume growth led by Sabritas in Mexico and Walkers in the U.K., largely due to promotional programs, and effective net pricing at Gamesa in Mexico.

Salty snack kilos increased 15%, led by double-digit growth at Sabritas and at our Latin American joint ventures. Excluding the impact of the sale of our chocolate business in Poland in 1999, sweet snack kilos increased 6% led by Sabritas. Including the chocolate business in Poland, sweet snack kilos increased 1%.

Reported operating profit increased $45 million. Strong operating performances at Sabritas and Gamesa drove the growth. This increase was partially offset by a charge related to a shared services program.

Pepsi-Cola

To facilitate comparisons, net sales are presented prior to the elimination in 1999 of intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International and those previously consolidated bottling operations in which we now own an equity interest.

System bottler case sales (BCS) represent PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are sold by system bottlers. Second quarter BCS include the months of April and May. The second quarter net sales and operating profit of Pepsi-Cola International include the operating results for March, April and May.

Pepsi-Cola North America

                                12 Weeks Ended          %          24 Weeks Ended         %
                              -------------------     Change    --------------------   Change
                               6/10/00    6/12/99      B/(W)     6/10/00     6/12/99    B/(W)
                              --------   --------     ------    --------    --------   ------

Net Sales                         $798       $751       6         $1,437      $1,364      5
Intercompany elimination             -        (72)     NM             -         (400)    NM
                              --------   --------               --------    --------
Reported                          $798       $679      18         $1,437      $  964     49
                              ========   ========               ========    ========

Operating Profit                  $224       $205      9.5        $  382      $  377     1.5

NM - Not meaningful

12 Weeks

Reported net sales increased $119 million primarily due to the absence of the intercompany elimination in 2000. Before the 1999 elimination of intercompany concentrate sales, net sales increased $47 million due largely to higher concentrate pricing and Aquafina royalties as well as higher volume. The higher pricing was partially offset by increased fountain customer support.

BCS volume was flat versus prior year reflecting strong double-digit growth in Aquafina and the national launch of FruitWorks, as well as low single-digit growth in Diet Pepsi. These gains were offset by a low single-digit decline in brand Pepsi, a double-digit decline in Pepsi One and a low single-digit decline in Mountain Dew. Concentrate shipments increased 0.6%.

Operating profit increased $19 million primarily due to the higher concentrate pricing and Aquafina royalties and the increased volume. These increases were partially offset by the increased customer support and higher A&M and G&A expenses. A&M grew at a slower rate than sales, while G&A grew at a significantly faster rate. The higher G&A expense is a result of building the concentrate company infrastructure.

24 Weeks

Reported net sales increased $473 million primarily due to the absence of the intercompany elimination in 2000. Before the 1999 elimination of intercompany concentrate sales, net sales increased $73 million due largely to higher concentrate pricing and Aquafina royalties, as well as higher volume. The higher concentrate pricing was partially offset by increased fountain customer support.

BCS volume was flat versus prior year reflecting strong double-digit growth in Aquafina and the national launch of FruitWorks, as well as low single-digit growth in Diet Pepsi. These gains were offset by a low single-digit decline in brand Pepsi and a double-digit decline in Pepsi One. Concentrate shipments decreased 0.7%.

Operating profit increased $5 million primarily due to the higher concentrate pricing and Aquafina royalties. These increases were partially offset by the increased customer support, higher A&M and G&A expenses and a first quarter charge related to a customer bankruptcy. A&M grew at a slower rate than sales, while G&A grew at a significantly faster rate. The higher G&A expense is a result of building the concentrate company infrastructure.

Pepsi-Cola International

                               12 Weeks Ended         %           24 Weeks Ended          %
                             -------------------    Change     --------------------    Change
                              6/10/00    6/12/99     B/(W)      6/10/00     6/12/99     B/(W)
                             --------   --------    -------    --------    --------    -------

Net Sales                        $541       $497       9           $800        $740       8
Intercompany elimination            -        (11)     NM              -         (22)     NM
                             --------   --------               --------    --------
Reported                         $541       $486      11           $800        $718      11
                             ========   ========               ========    ========

Operating Profit                 $ 61       $ 44      37           $ 82        $ 60      35

NM - Not meaningful

12 Weeks

Reported net sales increased $55 million. Before the elimination of intercompany concentrate sales, net sales increased $44 million. This increase was primarily due to volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Germany, reduced net sales by 3 percentage points.

BCS increased 9%, reflecting broad-based increases including strong volume recovery in Russia, solid growth in Mexico and strong double-digit growth in China, Thailand, India and Germany. For March through May, total concentrate shipments to franchisees, including those previously wholly-owned bottlers in which we now own an equity interest, grew 5% while their BCS grew at a higher rate.

Operating profit increased $17 million primarily reflecting the volume gains and higher effective net pricing, partially offset by higher A&M.

24 Weeks

Reported net sales increased $82 million. Before the elimination of intercompany concentrate sales, net sales increased $60 million. This increase was primarily due to volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Germany, reduced net sales by 3 percentage points.

BCS increased 7%, reflecting broad-based increases including solid growth in Mexico, strong volume recovery in Russia, strong double-digit growth in Germany and Thailand and growth in Peru due to refranchising activity. Through May, total concentrate shipments to franchisees, including those previously wholly-owned bottlers in which we now own an equity interest, grew 4% while their BCS grew at a higher rate.

Operating profit increased $22 million primarily reflecting the volume gains and higher effective net pricing, partially offset by higher A&M.

Tropicana

The standard measure of volume is four-gallon equivalent cases.

                          12 Weeks Ended          %          24 Weeks Ended           %
                        -------------------     Change    --------------------     Change
                        6/10/00     6/12/99     B/(W)      6/10/00     6/12/99      B/(W)
                        -------    --------    -------    --------    --------     -------

Net Sales                  $553        $533       4         $1,085      $1,032        5

Operating Profit           $ 51        $ 44      17         $  111      $   79       41

12 Weeks

Net sales increased $20 million primarily due to volume gains in the U.S. and in Europe, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily from the EURO, reduced net sales by 1 percentage point.

Equivalent case volume grew 5%, led by double-digit worldwide growth in Pure Premium reflecting strong double-digit growth in nutritionals and blends.

Operating profit increased $7 million primarily due to the volume gains and lower orange juice costs. These increases were partially offset by higher A&M due to increased media spending and consumer promotions.

24 Weeks

Net sales increased $53 million primarily due to volume gains in the U.S. and in Europe, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily from the EURO, reduced net sales by nearly 1 percentage point.

Equivalent case volume grew 5%, led by double-digit worldwide growth in Pure Premium reflecting strong double-digit growth in nutritionals and blends.

Operating profit increased $32 million primarily due to the volume gains and lower orange juice costs. These increases were partially offset by higher A&M due to increased media spending and consumer promotions.

Cash Flows

Our 2000 consolidated cash and cash equivalents decreased $436 million compared to a $1.4 billion increase in 1999. The change in cash flow primarily reflects the decrease resulting from the decline in net proceeds from the issuance of debt and from an increase in long-term debt repayments. This comparative decrease was partially offset by the increase resulting from the use in 1999 of debt proceeds to purchase short-term investments.

Liquidity and Capital Resources

As of year-end 1999, we maintained $1.5 billion of revolving credit facilities. Of the $1.5 billion, $600 million expired June 16, 2000 and was replaced with $600 million expiring June of 2001. The remaining $900 million was renewed for five years and expires in June of 2005. The credit facilities exist largely to support issuances of short-term debt. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

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

Independent Accountants’ Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of June 10, 2000 and the related condensed consolidated statements of income and comprehensive income for the twelve and twenty-four weeks ended June 10, 2000 and June 12, 1999 and the condensed consolidated statement of cash flows for the twenty-four weeks ended June 10, 2000 and June 12, 1999. These financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 25, 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended not presented herein; and in our report dated February 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
July 13, 2000

PART II - OTHER INFORMATION AND SIGNATAURES

Item 4. (a) PepsiCo's Annual Meeting of Shareholders was held on May 3, 2000.

Election of Directors

                                                                                    Broker
Nominee                        For                Withheld        Abstentions*     Non-Votes
---------------------------    ---------------    ------------    -------------   -----------
John F. Akers                  1,205,954,812       8,468,112           N/A             N/A
Robert E. Allen                1,205,990,493       8,432,431           N/A             N/A
Roger A. Enrico                1,206,159,954       8,262,970           N/A             N/A
Peter Foy                      1,207,304,294       7,118,630           N/A             N/A
Ray L. Hunt                    1,207,246,275       7,176,649           N/A             N/A
Arthur C. Martinez             1,207,307,160       7,115,764           N/A             N/A
John J. Murphy                 1,206,473,345       7,949,579           N/A             N/A
Franklin D. Raines             1,207,108,427       7,314,497           N/A             N/A
Steven S Reinemund             1,207,385,764       7,037,160           N/A             N/A
Sharon Percy Rockefeller       1,206,722,583       7,700,341           N/A             N/A
Franklin A. Thomas             1,206,162,581       8,260,343           N/A             N/A
Cynthia M Trudell              1,200,899,462      13,523,462           N/A             N/A
Solomon D. Trujillo            1,200,828,275      13,594,649           N/A             N/A
Karl M. von der Heyden         1,207,248,439       7,174,485           N/A             N/A

* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, if no choice is indicated, a proxy was voted in accordance with the Board of Directors' recommendation.

Description of Proposals                                  Number of Shares
-----------------------------------  ---------------------------------------------------------
                                                                                     Broker
                                          For           Against        Abstain      Non-votes*
                                     -------------    -----------    -----------   -----------

Approval of the appointment of
 KPMG LLP as independent auditors    1,204,853,918      4,924,609      4,644,397       N/A

Qualifications for Board Membership     47,221,109    932,386,506     22,542,773       N/A

Genetically Engineered Foods            42,695,075    909,767,848     49,687,465       N/A

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

                                                             PepsiCo, Inc.
                                                          ------------------
                                                             (Registrant)

Date:      July 20, 2000                                  Lionel L. Nowell, III
        -------------------                           ------------------------------------
                                                      Senior Vice President and Controller

Date:      July 20, 2000                                Lawrence F. Dickie
        -------------------                           ------------------------------------
                                                      Vice President, Associate General
                                                      Counsel and Assistant Secretary

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 12          Computation of Ratio of Earnings to Fixed Charges

Exhibit 15          Accountants’ Acknowledgment

Exhibit 27.1       Financial Data Schedule