Form 10-Q
period 2000-09-02
PEPSICO INC
filed 2000-10-11
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2000 (12 and 36 weeks)

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

YES  X  NO

Number of shares of Capital Stock outstanding as of September 29, 2000:

1,443,596,950

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                                 Page No.
                                                                                 --------

Part I Financial Information

         Condensed Consolidated Statement of Income -
          12 and 36 Weeks Ended September 2, 2000 and September 4, 1999             2

         Condensed Consolidated Statement of Cash Flows -
          36 Weeks Ended September 2, 2000 and September 4, 1999                    3

         Condensed Consolidated Balance Sheet -
          September 2, 2000 and December 25, 1999                                  4-5

         Condensed Consolidated Statement of Comprehensive Income -
          12 and 36 Weeks Ended September 2, 2000 and September 4, 1999             6

         Notes to Condensed Consolidated Financial Statements                      7-9

         Management's Discussion and Analysis of Operations,
          Cash Flows, Liquidity and Capital Resources and EURO                    10-19

         Independent Accountants' Review Report                                     20

 Part II Other Information and Signatures                                         21-25

PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

                                                      12 Weeks Ended        36 Weeks Ended
                                                    -----------------    --------------------
                                                     9/2/00    9/4/99      9/2/00      9/4/99
                                                    -------   -------    --------    --------
Net Sales
 New PepsiCo......................................   $4,909    $4,579     $14,028     $12,564
 Bottling operations..............................        -        12           -       2,123
                                                    -------   -------    --------    --------
  Total Net Sales.................................    4,909     4,591      14,028      14,687

Costs and Expenses
 Cost of sales....................................    1,865     1,793       5,433       5,945
 Selling, general and administrative expenses.....    2,186     2,025       6,209       6,483
 Amortization of intangible assets................       32        35          96         140
 Impairment and restructuring charge..............        -         -           -          65
                                                    -------   -------    --------    --------
  Total Costs and Expenses........................    4,083     3,853      11,738      12,633

Operating Profit
 New PepsiCo......................................      826       737       2,290       2,001
 Bottling operations and equity investments.......        -         1           -          53
                                                    -------   -------    --------    --------
  Total Operating Profit..........................      826       738       2,290       2,054

Bottling equity income, net.......................       76        58         135          83
Gain on bottling transactions.....................        -         -           -       1,000
Interest expense..................................      (53)      (72)       (156)       (300)
Interest income...................................       15        26          43          96
                                                    -------   -------    --------    --------

Income Before Income Taxes........................      864       750       2,312       2,933

Provision for Income Taxes........................      277       266         740       1,373
                                                    -------   -------    --------    --------

Net Income........................................   $  587    $  484     $ 1,572     $ 1,560
                                                    =======   =======    ========    ========

Income Per Share - Basic..........................   $ 0.41    $ 0.33     $  1.09     $  1.06
                                                    =======   =======    ========    ========

Average Shares Outstanding - Basic................    1,444     1,463       1,446       1,470

Income Per Share - Assuming Dilution..............   $ 0.40    $ 0.32     $  1.07     $  1.04
                                                    =======   =======    ========    ========

Average Shares Outstanding - Assuming Dilution...     1,478     1,492       1,473       1,502

Cash Dividends Declared Per Share.................   $ 0.14    $0.135     $ 0.415     $  0.40

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

                                                                       36 Weeks Ended
                                                                     -------------------
                                                                      9/2/00      9/4/99
                                                                     -------     -------
Cash Flows - Operating Activities
  Net income...................................................      $ 1,572     $ 1,560
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Gain on bottling transactions............................            -      (1,000)
      Bottling equity income, net..............................         (135)        (83)
      Depreciation and amortization............................          642         726
      Deferred income taxes....................................          138         541
      Other noncash charges and credits, net ..................          191         385
      Net change in operating working capital..................         (295)       (287)
                                                                     -------     -------
Net Cash Provided by Operating Activities......................        2,113       1,842
                                                                     -------     -------

Cash Flows - Investing Activities
  Capital spending.............................................         (574)       (663)
  Acquisitions and investments in unconsolidated affiliates....          (66)       (356)
  Sales of businesses..........................................            -         464
  Short-term investments, by original maturity
    More than three months - purchases.........................         (582)     (1,740)
    More than three months - maturities........................          577       1,763
    Three months or less, net..................................            -         (12)
  Other, net...................................................         (137)        (38)
                                                                     -------     -------
Net Cash Used for Investing Activities.........................         (782)       (582)
                                                                     -------     -------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt....................          108       3,270
  Payments of long-term debt...................................         (716)     (1,131)
  Short-term borrowings, by original maturity
    More than three months - proceeds..........................          103       3,399
    More than three months - payments..........................          (32)     (2,388)
    Three months or less, net..................................          375      (2,930)
  Cash dividends paid..........................................         (594)       (581)
  Share repurchases............................................       (1,238)       (986)
  Proceeds from exercises of stock options.....................          408         253
                                                                     -------     -------
Net Cash Used for Financing Activities.........................       (1,586)     (1,094)
                                                                     -------     -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...           (4)          1
                                                                     -------     -------

Net (Decrease)/Increase in Cash and Cash Equivalents...........         (259)        167
Cash and Cash Equivalents - Beginning of year..................          964         311
                                                                     -------     -------
Cash and Cash Equivalents - End of period......................      $   705     $   478
                                                                     =======     =======

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions except per share amounts)

ASSETS

                                                                  (Unaudited)
                                                                     9/2/00     12/25/99
                                                                   --------     --------
Current Assets
 Cash and cash equivalents...................................       $   705      $   964
 Short-term investments, at cost.............................            97           92
                                                                   --------     --------
                                                                        802        1,056
 Accounts and notes receivable, less
   allowance:  9/00 - $106, 12/99 - $85......................         1,835        1,704

 Inventories
   Raw materials.............................................           456          464
   Work-in-process...........................................           213           89
   Finished goods............................................           306          346
                                                                   --------     --------
                                                                        975          899

 Prepaid expenses and other current assets...................           588          514
                                                                   --------     --------
    Total Current Assets.....................................         4,200        4,173

Property, Plant and Equipment................................         9,209        8,816
Accumulated Depreciation.....................................        (3,928)      (3,550)
                                                                   --------     --------
                                                                      5,281        5,266

Intangible Assets, net
   Goodwill..................................................         3,615        3,808
   Reacquired franchise rights...............................           131           78
   Trademarks and other identifiable intangibles.............           785          849
                                                                   --------     --------
                                                                      4,531        4,735

Investments in Unconsolidated Affiliates.....................         3,011        2,846
Other Assets.................................................           636          531
                                                                   --------     --------

      Total Assets...........................................       $17,659      $17,551
                                                                   ========     ========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

                                                                      (Unaudited)
                                                                          9/2/00     12/25/99
                                                                       ---------    ---------
Current Liabilities
  Short-term borrowings..............................................    $   116      $   233
  Accounts payable and other current liabilities.....................      3,337        3,399
  Income taxes payable...............................................        168          156
                                                                       ---------    ---------
    Total Current Liabilities........................................      3,621        3,788

Long-term Debt.......................................................      2,737        2,812

Other Liabilities....................................................      3,033        2,861

Deferred Income Taxes................................................      1,380        1,209

Shareholders' Equity
  Capital Stock, par value 1 2/3 cents per share:
   authorized 3,600 shares, issued 9/00 and 12/99 -1,726 shares......         29           29
  Capital in excess of par value.....................................        963        1,081
  Retained earnings..................................................     15,040       14,066
  Accumulated other comprehensive loss...............................     (1,219)        (989)
                                                                       ---------    ---------
                                                                          14,813       14,187
  Less:    Repurchased shares, at cost:
   9/00 - 282 shares, 12/99 - 271 shares.............................     (7,925)      (7,306)
                                                                       ---------    ---------

    Total Shareholders' Equity.......................................      6,888        6,881
                                                                       ---------    ---------

      Total Liabilities and Shareholders' Equity.....................    $17,659      $17,551
                                                                       =========    =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

                                                       12 Weeks Ended        36 Weeks Ended
                                                      -----------------    ------------------
                                                       9/2/00    9/4/99     9/2/00     9/4/99
                                                      -------   -------    -------   --------

Net Income.........................................      $587      $484     $1,572     $1,560

Other Comprehensive (Loss)/Income
  Currency translation adjustment, net of related
   taxes...........................................       (12)       14       (232)       (86)
    Reclassification adjustment for items realized
     in net income.................................         -         -          -        174
  Other............................................        (2)        -          2          -
                                                      -------   -------    -------   --------
                                                          (14)       14       (230)        88
Minimum pension liability adjustment,
  net of tax benefit of $11........................         -         -          -         20
                                                      -------   -------    -------   --------
                                                          (14)       14       (230)       108
                                                      -------   -------    -------   --------
Comprehensive Income...............................      $573      $498     $1,342     $1,668
                                                      =======   =======    =======   ========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars in millions; per share amounts assume dilution)

(1) The Condensed Consolidated Balance Sheet at September 2, 2000 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 2, 2000 and September 4, 1999 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 2, 2000 and September 4, 1999 have not been audited and have been prepared substantially consistent with the accounting principles applied in our 1999 Annual Report on Form 10-K for the year ended December 25, 1999. In our opinion, this information includes all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

(2) We repurchased 33.7 million shares at a cost of $1.2 billion during the 36 weeks ended September 2, 2000. Through October 6, 2000, we have repurchased 35.4 million shares at a cost of $1.3 billion during the fiscal year.

(3) Reconciliation of shares outstanding at the beginning of the year to average shares outstanding:
                                                       12 Weeks Ended        36 Weeks Ended
                                                      -----------------    ------------------
                                                       9/2/00    9/4/99     9/2/00     9/4/99
                                                      -------   -------    -------   --------

Shares outstanding at beginning of period...........    1,445     1,467      1,455      1,471
Weighted average number of shares issued during the
  period from the exercise of stock options.........        4         3         11          8
Weighted average number of shares repurchased.......       (5)       (7)       (20)        (9)
                                                      -------   -------    -------   --------
Average shares outstanding - Basic..................    1,444     1,463      1,446      1,470
Effect of dilutive securities
   Dilutive shares issuable upon the exercise of
    stock options...................................      156       126        145        140
   Shares assumed to have been repurchased with
    assumed proceeds from the exercise of stock
     options........................................     (122)      (97)      (118)      (108)
                                                      -------   -------    -------   --------
Average shares outstanding - Assuming Dilution......    1,478     1,492      1,473      1,502
                                                      =======   =======    =======   ========

Net Income..........................................   $  587    $  484     $1,572     $1,560
                                                      =======   =======    =======   ========

Income Per Share - Basic............................   $ 0.41    $ 0.33     $ 1.09     $ 1.06
                                                      =======   =======    =======   ========

Income Per Share - Assuming Dilution................   $ 0.40    $ 0.32     $ 1.07     $ 1.04
                                                      =======   =======    =======   ========

(4) Business Segments

Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results for the 12 weeks include the international concentrate business and other consolidated international bottling operations for June, July and August. The 1999 results of previously consolidated bottling operations in which we now own an equity interest through their respective closing dates and the first quarter 1999 equity income or loss of unconsolidated bottling affiliates are presented as Bottling Operations/Investments. The bottling transactions are described in Note 2 of the Financial Statements included in Form 10-K for the year ended December 25, 1999.

                                          12 Weeks Ended               36 Weeks Ended
                                        -------------------         --------------------
Net Sales                                9/2/00      9/4/99           9/2/00      9/4/99
---------                               -------     -------         --------    --------
Frito-Lay
-North America                           $2,060      $1,915          $ 5,914     $ 5,532
-International                              967         869            2,910       2,523
                                        -------     -------         --------    --------
                                          3,027       2,784            8,824       8,055
Pepsi-Cola
-North America                              821         774            2,258       2,138
-International                              514         504            1,314       1,244
                                        -------     -------         --------    --------
                                          1,335       1,278            3,572       3,382
Intercompany elimination                      -           -                -        (422)
                                        -------     -------         --------    --------
                                          1,335       1,278            3,572       2,960

Tropicana                                   547         517            1,632       1,549
                                        -------     -------         --------    --------
Combined Segments                         4,909       4,579           14,028      12,564
Bottling Operations                           -          12                -       2,123
                                        -------     -------         --------    --------
   Total Net Sales                       $4,909      $4,591          $14,028     $14,687
                                        =======     =======         ========    ========

Operating Profit
----------------
Frito-Lay
-North America (a)                       $  460      $  417          $ 1,272     $ 1,090
-International                              114          99              328         268
                                        -------     -------         --------    --------
                                            574         516            1,600       1,358
Pepsi-Cola
-North America                              211         174              593         551
-International                               66          55              148         115
                                        -------     -------         --------    --------
                                            277         229              741         666

Tropicana                                    46          37              157         116
                                        -------     -------         --------    --------
Combined Segments                           897         782            2,498       2,140
Corporate Unallocated                       (71)        (45)            (208)       (139)
                                        -------     -------         --------    --------
New PepsiCo Operating Profit                826         737            2,290       2,001

Bottling Operations/Investments               -           1                -          53
                                        -------     -------         --------    --------
  Total Operating Profit                 $  826      $  738          $ 2,290     $ 2,054
                                        =======     =======         ========    ========

(a) For the 36 weeks in 1999, includes an asset impairment and restructuring charge of
    $65 million.

                                                    Total Assets
                                               ---------------------
                                                 9/2/00     12/25/99
                                               --------     --------
Frito-Lay
- North America                                 $ 4,108      $ 4,013
- International                                   4,017        4,170
Pepsi-Cola
- North America                                     922          729
- International                                   1,482        1,454
Tropicana                                         3,770        3,708
                                               --------    ---------
Combined segments                                14,299       14,074
Corporate                                           765        1,008
Bottling Operations/Investments                   2,595        2,469
                                               --------    ---------
  Total Assets                                  $17,659      $17,551
                                               ========    =========
(5) Supplemental Cash Flow Information
                                                                        36 Weeks Ended
                                                                      -------------------
                                                                       9/2/00      9/4/99
                                                                      -------     -------

         Interest paid..........................................         $122       $ 272
         Income taxes paid......................................         $426       $ 378

    Supplemental Schedule of Noncash Investing and Financing
        Activities
         Fair value of assets acquired..........................         $ 82       $ 491
         Cash paid..............................................          (66)       (356)
                                                                      -------     -------
         Liabilities assumed....................................         $ 16       $ 135
                                                                      =======     =======

(6) Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. While the impact of the adoption of this statement is dependent on the fair value of our derivatives and related financial instruments at the date of adoption, it is not expected to have a material impact on our results of operations.

In May 2000, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-14, Accounting for Certain ain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. The adoption of this consensus is not expected to have a material impact on our results of operations. The consensus is effective for the fourth quarter of 2000.

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

Bottling Transaction

In August, two of our anchor bottlers in which we own equity interests, Whitman Corporation and PepsiAmericas, Inc., announced plans to merge later this year. Under the proposed plan, PepsiAmericas would become a wholly-owned subsidiary of Whitman. PepsiAmericas shareholders may elect from a cash-for-stock option, a stock-for-stock option or an earn-out option. We have agreed that we will only participate in the earn-out option. The proposed merger is subject to certain closing conditions including approval by shareholders of both companies.

Analysis of Consolidated Operations

Net Sales

                                  12 Weeks Ended       %           36 Weeks Ended       %
                               -------------------   Change      ------------------   Change
                                 9/2/00     9/4/99    B/(W)       9/2/00     9/4/99    B/(W)
                               --------   --------  --------     -------   --------  --------
Reported                         $4,909     $4,591      7        $14,028    $14,687     (4)
                               ========   ========               =======   ========

New PepsiCo                      $4,909     $4,579      7        $14,028    $12,564      12
Intercompany elimination*             -          -      -              -        422      NM
                               --------   --------               -------   --------
New PepsiCo before elimination   $4,909     $4,579      7        $14,028    $12,986      8
                               ========   ========               =======   ========

*Reflects intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola
 International, and those previously consolidated bottling operations in which we now own an equity interest.
NM - Not meaningful

For the quarter, reported net sales increased $318 million. New PepsiCo net sales increased $330 million. This increase primarily reflects volume gains at Frito-Lay and Tropicana and higher effective net pricing at Frito-Lay and Pepsi-Cola. These advances were partially offset by a net unfavorable foreign currency impact.

Year-to date reported net sales declined $659 million. New PepsiCo net sales, before the intercompany elimination, increased $1,042 million. This increase primarily reflects volume gains at Frito-Lay, Tropicana and Pepsi-Cola International and higher effective net pricing at Frito-Lay and Pepsi-Cola. These increases were partially offset by a net unfavorable foreign currency impact.

Operating Profit and Margin

                              12 Weeks Ended                   36 Weeks Ended
                            -----------------     Change    --------------------    Change
                             9/2/00    9/4/99      B/(W)      9/2/00      9/4/99     B/(W)
                            -------   -------    --------   --------    --------   --------
Reported
  Total Operating Profit       $826      $738       12%       $2,290      $2,054      12%
  Total Operating Profit
    Margin                     16.8%     16.1%      0.7         16.3%       14.0%     2.3
Ongoing
  New PepsiCo
    Operating Profit           $826      $737       12%       $2,290      $2,066      11%
  New PepsiCo
    Operating Profit Margin*   16.8%     16.1%      0.7         16.3%       15.9%     0.4

Ongoing new PepsiCo excludes the effect of an impairment and restructuring charge of $65 for the 36 weeks in 1999.
* Based on new PepsiCo net sales before intercompany elimination.

For the quarter, reported operating profit margin increased 0.7 percentage points. Ongoing operating profit margin increased 0.7 percentage points primarily reflecting the favorable margin impact of the higher effective net pricing and increased volume as well as production leverage at Tropicana. These were partially offset by the unfavorable margin impact of increased selling and distribution expenses at Frito-Lay International, general and administrative expenses at Corporate and Pepsi-Cola and advertising and marketing expenses at Tropicana and Pepsi-Cola.

Year-to-date reported operating profit margin increased 2.3 percentage points. Ongoing operating profit margin increased 0.4 percentage points primarily reflecting the favorable margin impact of the higher effective net pricing and increased volume, as well as reduced commodity costs at Tropicana and Frito-Lay North America. These were partially offset by the margin impact of increases in advertising and marketing expenses at Pepsi-Cola, Tropicana and Frito-Lay North America, general and administrative expenses primarily at Corporate and Pepsi-Cola and selling and distribution expenses primarily at Frito-Lay International and the absence of the 1999 gain on the sale of a chocolate business in Poland.

Interest Expense, net

For the quarter, interest expense, net of interest income, declined $8 million or 15%. Interest expense declined $19 million or 26% reflecting lower average debt levels partially offset by higher average interest rates. Lower average debt levels reflect the late third quarter 1999 repayment of borrowings used to finance the Tropicana acquisition. Interest income decreased $11 million or 45% primarily due to lower average investment balances, partially offset by favorable changes in the fair value of equity derivative contracts.

Year-to-date interest expense, net of interest income, declined $91 million or 45%. Interest expense declined $144 million or 48% reflecting significantly lower average debt levels slightly offset by higher average interest rates. Lower average debt levels reflect the third quarter 1999 repayment of borrowings used to finance the Tropicana acquisition and the absence of the financing relating to The Pepsi Bottling Group. Interest income decreased $53 million or 55% primarily due to lower average investment balances partially offset by favorable changes in the fair value of equity derivative contracts.

Provision for Income Taxes

                                                 12 Weeks Ended         36 Weeks Ended
                                                -----------------    -------------------
                                                 9/2/00    9/4/99     9/2/00      9/4/99
                                                -------   -------    -------    --------
Reported
  Provision for Income Taxes                       $277      $266       $740      $1,373
  Effective tax rate                               32.0%     35.5%      32.0%       46.8%

Ongoing
  Provision for Income Taxes                       $277      $241       $740        $643
  Effective tax rate                               32.0%     32.2%      32.0%       32.2%

Ongoing for the 12 weeks in 1999 excludes the income tax expense of $25 related to the PepCom bottling transaction and for the 36 weeks in 1999 also excludes the tax effects of $730 related to the PBG and Whitman bottling transactions and of $25 related to the impairment and restructuring charge.

For the quarter, the reported effective tax rate decreased 3.5 percentage points. The ongoing effective tax rate remained relatively flat.

Year-to-date the reported effective tax rate decreased 14.8 percentage points. The ongoing effective tax rate remained relatively flat.

Net Income and Net Income Per Share

                            12 Weeks Ended          %           36 Weeks Ended          %
                         --------------------     Change     -------------------     Change
                           9/2/00      9/4/99     B/(W)        9/2/00     9/4/99      B/(W)
                         --------    --------    --------    --------   --------    ---------
Net Income
  Reported                  $ 587       $ 484       22         $1,572     $1,560        1
  Ongoing                   $ 587       $ 509       16         $1,572     $1,355       16

Net Income Per Share
  Reported                  $0.40       $0.32       23         $ 1.07     $ 1.04        3
  Ongoing                   $0.40       $0.34       17         $ 1.07     $ 0.90       18

Ongoing for the 12 weeks in 1999 excludes the income tax
expense of $25 related to the PepCom bottling transaction and for the 36 weeks in 1999 also excludes the effects of a net gain of $1 billion ($270 after-tax)
and an impairment and restructuring charge of $65 ($40 after-tax) for the 36 weeks in 1999.

For the quarter, reported net incomincreased $103 million and the related net income per shareincreased $0.08. Ongoing net income increased $78 million and the related net income per share increased $0.06. The ongoing increase primarily reflects higher new PepsiCo operating profit and higher bottling equity income. The increase in ongoing net income per share also reflects the benefit of a 1.0% reduction in average shares outstanding assuming dilution.

Year-to-date reported net income increased $12 million and the related net income per shareincreased $0.03. Ongoing net income increased $217 million and the related net income per share increased $0.17. The ongoing increase primarily reflects higher new PepsiCo operating profit and lower net interest expense. The increase in ongoing net income per share also reflects the benefit of a 2.0% reduction in average shares outstanding assuming dilution.

Segments of the Business

Additional information concerning our operating segments is presented in Note 4 to the Condensed Consolidated Financial Statements.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide basis.

Frito-Lay North America

                          12 Weeks Ended         %           36 Weeks Ended          %
                        -------------------    Change      -------------------    Change
                         9/2/00      9/4/99     B/(W)       9/2/00      9/4/99     B/(W)
                        -------    --------    -------     -------    --------    -------

Net Sales                $2,060      $1,915       8         $5,914      $5,532       7

Operating Profit
  Reported               $  460      $  417      10         $1,272      $1,090      17
  Ongoing                $  460      $  417      10         $1,272      $1,155      10

Ongoing excludes an impairment and restructuring charge of $65 for the 36 weeks in 1999.

12 Weeks

Net sales grew $145 million due to increased volume and higher effective net pricing. Sales of our new Oberto’s natural beef jerky snacks and Snack Kit products accounted for approximately one-fourth of this growth.

Pound volume advanced 5% primarily led by double-digit growth in Lay’s brand potato chips. Double-digit growth for variety packs and Doritos 3D’s brand corn snacks, as well as strong single-digit growth in Tostitos brand tortilla chips and Cheetos brand cheese-flavored snacks, also contributed to the volume advance.

Operating profit increased $43 million primarily reflecting the higher volume and higher effective net pricing. The margin impact of these favorable factors contributed to the ongoing operating profit margin improvement.

36 Weeks

Net sales grew $382 million due to increased volume and higher effective net pricing. Sales of our new Snack Kit products and Oberto’s natural beef jerky snacks accounted for approximately one-fourth of this growth.

Pound volume advanced 5% primarily driven by growth in most of our core brands, excluding the low-fat and no-fat versions, and by our new Snack Kit products. The growth in core brands was led by solid single-digit growth in Lay’s brand potato chips and Tostitos brand tortilla chips and double-digit growth in Cheetos brand cheese-flavored snacks. These gains were partially offset by declines in WOW! brand products.

Reported operating profit increased $182 million. Ongoing operating profit increased $117 million primarily reflecting the higher volume, reduced commodity costs and higher effective net pricing. The margin impact of these favorable factors contributed to the ongoing operating profit margin improvement.

Frito-Lay International

                           12 Weeks Ended         %           36 Weeks Ended         %
                        -------------------    Change      -------------------    Change
                         9/2/00      9/4/99     B/(W)       9/2/00      9/4/99     B/(W)
                        -------     -------    -------     -------    --------    -------

Net Sales                  $967        $869       11        $2,910      $2,523       15

Operating Profit           $114        $ 99       16        $  328      $  268       23

12 Weeks

Net sales increased $98 million. The increase was primarily driven by volume growth at Sabritas in Mexico and at Walkers in the U.K., and effective net pricing at Sabritas and Gamesa in Mexico. The net impact from acquisitions/divestitures contributed 2 percentage points of growth. Weaker foreign currencies, primarily in the U.K. and Australia, decreased net sales by 3 percentage points.

Salty snack kilos increased 12%, led by double-digit growth at Sabritas, at our Latin American joint ventures and at our European joint venture. Sweet snack kilos increased 3% led by Gamesa in Mexico.

Operating profit increased $15 million, reflecting solid performances at Sabritas, at Gamesa, in Turkey and in Poland. The net impact of weaker foreign currencies, primarily in the U.K., decreased operating profit by 3 percentage points.

36 Weeks

Net sales increased $387 million. The increase was primarily driven by volume growth at Sabritas in Mexico and Walkers in the U.K., largely due to promotional programs, and effective net pricing at Gamesa in Mexico. The net impact from acquisitions/divestitures contributed almost 2 percentage points of growth.

Salty snack kilos increased 14%, led by Sabritas in Mexico, our Latin American joint ventures, our European joint venture and Walkers in the U.K. Excluding the impact of the sale of our chocolate business in Poland in 1999, sweet snack kilos increased 5% led by our businesses in Mexico. Including the chocolate business in Poland, sweet snack kilos increased 2%.

Operating profit increased $60 million driven primarily by strong operating performances at Sabritas and Gamesa. The net impact from acquisitions/divestitures decreased operating profits by 3 percentage points.

Pepsi-Cola

To facilitate comparisons, net sales are presented prior to the elimination in 1999 of intercompany concentrate sales between Pepsi-Cola North America and Pepsi-Cola International, and those previously consolidated bottling operations in which we now own an equity interest.

System bottler cases sales (BCS) represent PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are sold by system bottlers. Third quarter BCS include the months of June, July and August. The net sales and operating profit of Pepsi-Cola International include the operating results of June, July and August.

Pepsi-Cola North America

                              12 Weeks Ended         %         36 Weeks Ended         %
                            ------------------    Change     -----------------     Change
                             9/2/00     9/4/99     B/(W)      9/2/00    9/4/99      B/(W)
                            -------    -------    -------    -------   -------    -------

Net Sales                      $821       $774       6        $2,258    $2,138       6
Intercompany elimination          -          -                     -      (400)     NM
                            -------    -------               -------   -------
Reported                       $821       $774       6        $2,258    $1,738      30
                            =======    =======               =======   =======

Operating Profit               $211       $174      21        $  593    $  551       8

NM - Not meaningful

12 Weeks

Net sales increased $47 million due largely to higher concentrate and fountain pricing and Aquafina royalties. The higher pricing was partially offset by increased fountain customer support.

BCS volume increased 1% versus prior year reflecting mid single-digit growth in Diet Pepsi and solid double-digit growth in Aquafina bottled water. These gains were partially offset by a low single-digit decline in brand Pepsi and a double-digit decline in Pepsi One. Concentrate shipments were flat.

Operating profit increased $37 million primarily due to the higher concentrate pricing and Aquafina royalties. These increases were partially offset by the increased customer support. Advertising and marketing expenses grew at a slower rate than sales, while general and administrative expenses grew at a faster rate.

36 Weeks

Reported net sales increased $520. Before the 1999 elimination of intercompany concentrate sales, net sales increased $120 million due largely to higher concentrate and fountain pricing and Aquafina royalties. The higher pricing was partially offset by increased fountain customer support.

BCS volume was flat versus prior year reflecting strong double-digit growth in Aquafina and the national launch of FruitWorks, as well as low single-digit growth in Diet Pepsi. These gains were partially offset by a low single-digit decline in brand Pepsi and a double-digit decline in Pepsi One. Concentrate shipments decreased 1%.

Operating profit increased $42 million primarily due to the higher concentrate pricing and Aquafina royalties. These increases were partially offset by the increased customer support, higher advertising and marketing expenses and general and administrative expenses, and a first quarter charge related to a customer bankruptcy. Advertising and marketing expenses grew at a slower rate than sales, while general and administrative expenses grew at a significantly faster rate. The higher general and administrative expense is a result of building the concentrate company infrastructure.

Pepsi-Cola International

                           12 Weeks Ended         %          36 Weeks Ended           %
                        -------------------    Change      -------------------     Change
                         9/2/00      9/4/99     B/(W)       9/2/00      9/4/99      B/(W)
                        -------     -------    -------     -------     -------    --------

Net Sales                  $514        $504       2         $1,314      $1,244        6
Intercompany
 elimination                  -           -       -              -         (22)      NM
                        -------     -------                -------     -------
Reported                   $514        $504       2         $1,314      $1,222        7
                        =======     =======                =======     =======

Operating Profit           $ 66        $ 55      21           $148      $  115       28

NM - Not meaningful

12 Weeks

Reported net sales increased $10 million. This increase was primarily due to higher effective net pricing and volume gains, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Germany, reduced net sales by 3 percentage points.

BCS increased 5%. This increase reflects strong double digit growth in China, a strong volume recovery in Russia, solid growth in Mexico coupled with double-digit growth in Brazil and Egypt. From June through August, total concentrate shipments to franchisees, including those wholly-owned bottlers in which we own an equity interest, grew 2% while their BCS grew at a higher rate.

Operating profit increased $11 million primarily reflecting the higher effective net pricing and volume gains, partially offset by higher advertising and marketing expenses and general and administrative expenses.

36 Weeks

Reported net sales increased $92 million. Before the elimination of intercompany concentrate sales, net sales increased $70 million. This increase was primarily due to volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Germany, reduced net sales by 3 percentage points.

BCS increased 6%. This reflects broad-based increases led by strong volume recovery in Russia, double digit growth in China and solid growth in Mexico. Through August, total concentrate shipments to franchisees, including those previously wholly-owned bottlers in which we own an equity interest, grew 4% while their BCS grew at a higher rate.

Operating profit increased $33 million primarily reflecting the higher effective net pricing and volume gains, partially offset by higher advertising and marketing expenses, higher general and administrative expenses and net unfavorable foreign currency impact.

Tropicana

The standard measure of volume is four-gallon equivalent cases.

                          12 Weeks Ended          %          36 Weeks Ended            %
                        -------------------    Change      -------------------      Change
                         9/2/00      9/4/99     B/(W)       9/2/00      9/4/99       B/(W)
                        -------     -------    -------     -------     -------     --------

Net Sales                  $547        $517       6         $1,632      $1,549        5

Operating Profit           $ 46        $ 37      25         $  157      $  116       36

12 Weeks

Net sales increased $30 million due primarily to volume gains in the U.S. partially offset by lower effective net pricing primarily as a result of higher trade spending, and a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Europe, reduced net sales by 1 percentage point.

Equivalent case volume grew 9%, led by continued double-digit worldwide growth in Pure Premium. Pure Premium growth continues to be driven by double-digit growth in nutritionals and blends, as well as the expanded distribution of the Pure Premium 128 ounce product. Tropicana Twister also contributed to this volume growth.

Operating profit increased $9 million primarily due to favorable production leverage, including lower orange juice costs, and the volume gains. These increases were partially offset by the higher trade spending and increased media spending and consumer promotions.

36 Weeks

Net sales increased $83 million due to volume gains in the U.S. and in Europe partially offset by lower effective net pricing primarily as a result of higher trade spending, and a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Europe, reduced net sales by 1 percentage point.

Equivalent case volume grew 7%, led by continued double-digit worldwide growth in Pure Premium, primarily reflecting strong double-digit growth in Pure Premium nutritionals and blends.

Operating profit increased $41 million primarily due to the volume gains and production leverage, including lower orange juice costs. These increases were partially offset by the higher trade spending and increased media spending and consumer promotions.

Cash Flows

We generated $2.1 billion from operating activities in the 36 weeks ended September 2, 2000 which was primarily used for accelerating the share repurchase program, long-term debt payments, dividend payments and capital spending.

Liquidity and Capital Resources

We maintain $1.5 billion of revolving credit facilities. Of the $1.5 billion, $600 million expires in June 2001. The remaining $900 million expires in June 2005. The credit facilities exist largely to support issuances of short-term debt. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions.

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

EURO

During 1999, 11 of 15 member countries of the European Union fixed conversion rates between their existing currencies (legacy currencies) and one common currency-the EURO. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new EURO-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate EURO-denominated transactions, and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion in 2001 if not already addressed in conjunction with other system or process initiatives. We do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

Independent Accountants’ Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of September 2, 2000 and the related condensed consolidated statements of income and comprehensive income for the twelve and thirty-six weeks ended September 2, 2000 and September 4, 1999, and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 2, 2000 and September 4, 1999. These financial statements are the responsibility of PepsiCo, Inc.‘s management.

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
October 4, 2000

PART II - OTHER INFORMATION AND SIGNATAURES

Item 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits

                        See Index to Exhibits on page 23.

              (b)    Reports on Form 8-K

                        None

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                             PepsiCo, Inc.
                                                          ------------------
                                                            (Registrant)

Date:      October 11, 2000                             Peter A. Bridgman
        ----------------------                        ---------------------------------------
                                                      Senior Vice President and Controller

Date:      October 11, 2000                             Lawrence F. Dickie
        ----------------------                        --------------------------------------
                                                      Vice President, Associate General
                                                      Counsel and Assistant Secretary

INDEX TO EXHIBIT

ITEM 6 (a)

EXHIBITS

Exhibit 12         Computation of Ratio of Earnings to Fixed Charges

Exhibit 15         Accountants’ Acknowledgment

Exhibit 27.1      Financial Data Schedule