Form 10-K
period 2000-12-30
PEPSICO INC
filed 2001-03-15
CIK 77476

No. 1-1183

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 30, 2000

PepsiCo, Inc.
Incorporated in North Carolina
700 Anderson Hill Road
Purchase, New York 10577-1444
(914) 253-2000

13-1584302
 (I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Capital Stock, par value 1-2/3 cents per share	New York and Chicago Stock Exchanges

         Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of PepsiCo Capital Stock outstanding as of March 9, 2001 was 1,449,944,403. The aggregate market value of PepsiCo Capital Stock held by nonaffiliates of PepsiCo as of March 9, 2001 was $66,826,602.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo's May 2, 2001 Annual Meeting of Shareholders	III

PART I

Item 1. Business

         PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. PepsiCo is engaged in the snack food, soft drink and juice businesses. When used in this Report the terms “we”, “us” and “our” means PepsiCo and itsdivisions and subsidiaries.

         In December 2000, we announced an agreement under which a subsidiary of PepsiCo will merge with The Quaker Oats Company (“Quaker”) and Quaker will become a wholly-owned subsidiary of PepsiCo. Under the terms of the agreement, which has been approved by the Boards of Directors of both PepsiCo and Quaker, we will exchange 2.3 shares of our stock for each share of Quaker, up to a maximum value of $105 for each Quaker share. The proposed merger is subject to certain closing conditions, including approval by shareholders of both companies and regulatory approvals. On January 9, 2001, PepsiCo and Quaker filed a preliminary S-4 joint proxy statement/prospectus with the Securities and Exchange Commission. The transaction is expected to close in the first half of 2001.

         Quaker is an international marketer of foods and beverages. It manufactures and markets Gatorade active thirst quencher, which is the leading sports drink in the United States and Canada. Quaker is also a major participant in the food industry in the United States and Canada and is a leading manufacturer of hot cereals, pancake syrups, grain-based snacks, cornmeal, hominy grits and value-added rice products. In addition, in the United States, Quaker is the second-largest manufacturer of pancake mixes and value-added pasta products and is among the four largest manufacturers of ready-to-eat cereals. Quaker manufactures and markets its products in many countries throughout Europe, Asia and Latin America.

         In January 2001, we completed the acquisition of the beverage business of South Beach Beverage Company, LLC ("SoBe") for approximately $337 million. SoBe manufactures and markets an innovative line of alternative non-carbonated beverages including fruit blends, energy drinks, dairy-based drinks, exotic teas and other beverages with herbal ingredients, which are distributed under license by a network of independent distributors, primarily in the United States.

SNACK FOODS

         Our domestic snack food business is conducted by Frito-Lay North America ("FLNA"). Our international snack food business is described below under the heading Frito-Lay International ("FLI"). FLI's geographic units are Frito-Lay Europe/Middle East/Africa and Frito-Lay Latin America/Asia Pacific/Australia.

        FLNA

         FLNA manufactures, markets, sells and distributes a varied line of salty and sweet snack foods throughout the United States and Canada, including LAY’S and RUFFLES brand potato chips, DORITOS and TOSTITOS brand tortilla chips, CHEETOS brand cheese-flavored snacks, FRITOS brand corn chips, ROLD GOLD brand pretzels, WOW! brand low fat and no fat versions of potato and tortilla chips, SUNCHIPS brand multigrain snacks, a variety of branded dips and salsas, GRANDMA’S brand cookies and CRACKER JACK brand candy-coated popcorn. FLNA also sells and distributes OH BOY! OBERTO brand meat snacks under an agreement with the Oberto Sausage Company.

         FLNA's products are transported from manufacturing plants to our major distribution centers, principally by company-owned trucks. FLNA utilizes a direct store delivery system, whereby its sales force delivers the snacks directly from distribution centers to the store shelf. This system permits FLNA to work closely with retail trade locations and to be responsive to their needs. Frito-Lay believes this form of distribution allows it to have a marketing advantage and is essential for the proper distribution of products with a short shelf life.

         Frito-Lay also develops the national marketing, promotion and advertising programs that support the Frito-Lay brands and brand image; oversees the quality of the Frito-Lay products; develops new products and packaging and approves packaging suppliers; and leads and coordinates selling efforts.

        FLI

         FLI’s products are available in 120 countries outside of the United States and Canada through company-owned businesses and affiliated companies. On most of the European continent, our snack food business is conducted through Snack Ventures Europe, a joint venture between PepsiCo and General Mills, Inc., in which we own a 60% interest. In ten Latin America countries, our snack food business is conducted through joint ventures between PepsiCo and Libracor, Ltd., a part of Venezuela's Empresas Polar Group. We have a 50% interest in these ventures, except in one country where we own a 70% interest.

         FLI sells a variety of snack food products which appeal to local tastes including, for example, SABRITAS brand snack foods in Mexico, WALKERS brand snack foods in the United Kingdom, SMITH’S brand snack foods in Australia, and GAMESA brand cookies and ALEGRO brand sweet snacks in Mexico. In addition, many of our U.S. brands, such as LAY’S, RUFFLES, DORITOS, TOSTITOS, CHEETOS and FRITOS brand salty snack foods, have been introduced internationally. Principal international markets include Mexico, the United Kingdom, Brazil, Spain, the Netherlands, Australia and South Africa.

         FLI develops the marketing, promotion and advertising programs that support the local and Frito-Lay brands and brand image; oversees the quality of the Frito-Lay products; develops new products and packaging and approves packaging suppliers; and leads and coordinates selling efforts.

BEVERAGES

         Our soft drink business operates as the Pepsi-Cola Company and is comprised of two business units: Pepsi-Cola North America ("PCNA") and Pepsi-Cola International ("PCI").

        PCNA

         PCNA manufactures concentrates of "Pepsi-Cola Beverages" such as PEPSI, PEPSI-COLA, DIET PEPSI, PEPSI ONE, MOUNTAIN DEW, SLICE, MUG, FRUITWORKS and SIERRA MIST for sale to franchised bottlers in the United States and Canada. PCNA’s bottlers are licensed, within defined territories, to manufacture, market, sell and distribute Pepsi-Cola Beverages and syrups. We have a minority interest in 7 of these bottlers, including The Pepsi Bottling Group, PepsiAmericas and Pepsi Bottling Ventures LLC which distribute three quarters of our North American volume.

         PCNA also develops the national marketing, promotion and advertising programs that support the Pepsi-Cola Beverage brands and brand image; oversees the quality of the Pepsi-Cola Beverages; develops new products and packaging and approves packaging suppliers; and leads and coordinates selling efforts for national fountain, supermarket and mass merchandising accounts.

         The Pepsi/Lipton Tea Partnership, a joint venture of PepsiCo and Unilever N.V., sells tea concentrate to Pepsi-Cola bottlers, and develops and markets ready-to-drink tea products under the Lipton trademark, including LIPTON BRISK and LIPTON’S ICED TEA. PepsiCo’s partnership with the Starbucks Corporation develops ready-to-drink coffee products, which are sold under the Starbucks FRAPPUCCINO trademark and are distributed by Pepsi-Cola bottlers. PCNA also licenses the processing and distribution of AQUAFINA bottled water. In addition, PCNA manufactures and sells DOLE juice drinks for sale and distribution by Pepsi-Cola bottlers.

        PCI

         PCI manufactures concentrates of PEPSI, PEPSI-COLA, DIET PEPSI, PEPSI ONE, PEPSI MAX, 7UP, MIRINDA, KAS, MOUNTAIN DEW and other brands for sale to franchised bottlers outside of the United States and Canada. PCI’s bottlers are licensed, within defined territories, to manufacture, market, sell and distribute, Pepsi-Cola beverages and syrups. We have a minority interest in approximately 40 of these bottlers. In certain countries PCI owns and operates the bottling businesses which manufacture, sell and distribute the Pepsi-Cola Beverages. Pepsi-Cola Beverages are sold in approximately 160 countries. Principal international markets include Mexico, China, Saudi Arabia, India, Argentina, Thailand, the United Kingdom, Spain, The Philippines, and Brazil.

         PCI, with its bottlers, develops the international marketing, promotion and advertising programs that support the Pepsi-Cola Beverage brands and brand image; oversees the quality of the Pepsi-Cola Beverages; provides technical support to its bottlers; and develops new products and packages and approves packaging suppliers; and leads and coordinates selling efforts for certain international fountain, supermarket and mass merchandising accounts.

        TROPICANA PRODUCTS, INC.

         Tropicana Products, Inc. (TPI) produces, markets, sells and distributes its products under such well-known trademarks as TROPICANA PURE PREMIUM and TROPICANA SEASON’S BEST. In the United States, TPI’s portfolio also includes TROPICANA TWISTER juice beverage products and TROPICANA PURE TROPICS 100% juice products. It also manufactures and sells FRUI'VITA chilled juices, LOOZA nectars and juices, COPELLA fruit juices and ALVALLE soups and fruit juices in Europe. Principal international markets include Belgium, Canada, France and the United Kingdom.

         TPI’s manufacturing operations in Bradenton, Florida produce approximately 80% of the worldwide supply of TROPICANA PURE PREMIUM products. TPI operates 12 regional distribution centers that serve customers in the United States and Canada. Refrigerated rail cars and trucks are used to transport the product quickly and efficiently from the Bradenton manufacturing plant to the principal distribution centers. A high priority is placed on inventory management techniques that ensure product quality and fresh taste. Tropicana’s products are also produced and packaged in approximately 28 other plants worldwide (including 15 independent facilities) and are available in 63 countries.

         TPI also develops the national marketing, promotion and advertising programs that support the Tropicana brands and brand image; oversees the quality of the Tropicana juices and juice beverages; develops new products and packaging; and leads and coordinates selling and distribution efforts for national supermarket, foodservice and mass merchandising accounts.

Competition

         All of our businesses are highly competitive. Our snack foods, soft drinks and juices compete in the United States and internationally with widely distributed products of a number of major companies that have plants in many of the areas we serve. We also compete with private label snack foods, soft drinks and juices, and with the products of local and regional manufacturers. The main areas of competition are price, quality and variety of products, customer service and availability of distribution.

Employees

         As of December 30, 2000, we employed, subject to seasonal variations, approximately 124,000 persons worldwide, including approximately 53,000 employed within the United States. We believe that relations with our employees are generally good.

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

Governmental Regulation

         The conduct of our businesses, and the production, distribution and use of many of our products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. Our businesses are also subject to state, local and foreign laws.

Patents, Trademarks and Licenses

         We own numerous valuable trademarks which are essential to our worldwide businesses, including FRITO-LAY, LAY'S, DORITOS, RUFFLES, TOSTITOS, CHEETOS, FRITOS, CRACKER JACK, ROLD GOLD, WOW!, SUNCHIPS, SANTITAS, SMARTFOOD, SABRITAS, WALKERS, SMITH’S, PEPSI-COLA, PEPSI, DIET PEPSI, PEPSI ONE, PEPSI MAX, MOUNTAIN DEW, SLICE, MUG, AQUAFINA, 7UP and DIET 7UP (outside the United States), MIRINDA, SIERRA MIST, FRUITWORKS, TROPICANA PURE PREMIUM, TROPICANA SEASON’S BEST, TROPICANA TWISTER, TROPICANA PURE TROPICS, COPELLA, FRUI'VITA, and LOOZA. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized (through licensing arrangements) the use of many of our trademarks in such contexts as snack food joint ventures and Pepsi-Cola bottling appointments. In addition, we license the use of our trademarks on collateral products for the primary purpose of enhancing brand awareness.

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

Business Segments

Information related to:

        Impairment and restructuring charges by segment;
        Impact of the fifty-third week on 2000 results;
        Net sales;
        Operating profit;
        Total assets;
        Amortization of intangible assets;br>
        Depreciation and other amortization expense;
        Significant other noncash items;
        Capital spending;
        Investments in unconsolidated affiliates;
        Equity Income/(Loss) from unconsolidated affiliates; and
        Geographic net sales and long-lived assets

         for each reportable segment for 2000, 1999 and 1998 may be found in Item 8 "Financial Statements and Supplementary Data" in Note 17 on pages F-31 through F-36.

Item 2. Properties

Frito-Lay, Inc.

         FLNA operates 47 food manufacturing and processing plants in the United States and Canada, of which 43 are owned and 4 are leased. In addition, FLNA owns or leases approximately 230 warehouses and distribution centers for storage of food products in the United States and Canada, as well as approximately 1,760 smaller warehouses and storage spaces located throughout the United States and Canada. FLNA owns its headquarters building and a research facility in Plano, Texas. FLNA also leases offices in Dallas, Texas and leases or owns sales/regional offices throughout the United States. FLI operates approximately 80 plants and approximately 1,200 distribution centers, warehouses and offices outside of the United States and Canada.

Pepsi-Cola Company

         PCNA operates 3 concentrate plants and 7 warehouses throughout the United States and Canada. Licensed bottlers in which we have an ownership interest operate approximately 80 bottling plants. PCI operates 43 concentrate and bottling plants, of which 40 are owned and 3 are leased. PCI also operates approximately 120 warehouses and offices outside of the United States and Canada.

Tropicana

         TPI owns 7 production and packing plants, 6 distribution centers and 9 offices around the world, including its headquarters building in Bradenton, Florida. TPI also leases approximately 60 production and packing plants, distribution centers and offices worldwide.

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

         Shareholders - At December 30, 2000, there were approximately 204,000 shareholders of record.

         Dividend Policy - Quarterly cash dividends are usually declared in November, January, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for 2001 are expected to be March 9, June 8, September 7 and December 7. Quarterly cash dividends have been paid since PepsiCo was formed in 1965.

         Cash Dividends Declared Per Share (in cents):

Quarter	2000	1999
1	13.5	13.0
2	14.0	13.5
3	14.0	13.5
4	14.0	13.5
Total	55.5	53.5

         Stock Prices - The composite high and low sales prices and closing prices for one share of PepsiCo Capital Stock, as reported by Bloomberg Services, for each fiscal quarter of 2000 and 1999 were as follows (in dollars):

2000	HIGH	LOW	CLOSE
First Quarter	38 5/8	29 11/16	33
Second Quarter	42 1/2	31 9/16	41 1/4
Third Quarter	47 1/16	39 11/16	42 5/16
Fourth Quarter	49 15/16	41 5/16	49 9/16

1999	HIGH	LOW	CLOSE
First Quarter	42 9/16	36 3/16	39 15/16
Second Quarter	41 7/16	34 1/16	35 3/8
Third Quarter	41 1/2	33 3/8	34 5/8
Fourth Quarter	37 3/4	30 1/8	35 7/16

Item 6. Selected Financial Data

        Included on page F-42.

Item 7. Management's Discussion and Analysis of Results of Operations, Consolidated Cash Flows and Liquidity and Capital Resources

Management's Discussion and Analysis
(tabular dollars in millions except per share amounts)

All per share amounts are computed using weighted average shares outstanding and assume dilution.

Management’s Discussion and Analysis is presented in four sections. The first section discusses certain items affecting the comparability of results and certain market and other risks we face. The second section analyzes the Results of Operations, first on a consolidated basis and then for each of our business segments (pages 15-24). The final two sections address Consolidated Cash Flows and Liquidity and Capital Resources (page 24).

Cautionary Statements

From time to time, in written reports (including the Chairman’s letter in our annual report) and in oral statements, we discuss expectations regarding our future performance, the impact of the euro conversion and the impact of current global macro-economic issues. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

INTRODUCTION TO OUR BUSINESS

Items Affecting Comparability

Fifty-third Week in 2000

Comparisons of 2000 to 1999 are affected by an additional week of results in the 2000 reporting year. Because our fiscal year ends on the last Saturday in December, a fifty-third week is added every 5 or 6 years. The fifty-third week increased 2000 net sales by an estimated $294 million, operating profit by an estimated $62 million and net income by an estimated $44 million or $0.03 per share.

Bottling Transactions

In 1998, we announced our intention to restructure our bottling operations in order to compete more effectively, particularly in the North American market.

During 1999, we completed four transactions creating four anchor bottlers. In April 1999, certain wholly-owned bottling businesses, referred to as The Pepsi Bottling Group (PBG), completed an initial public offering, with PepsiCo retaining a direct noncontrolling ownership interest of 35.5%. In May, we combined certain other bottling operations with Whitman Corporation retaining a noncontrolling ownership interest of approximately 38%. In July, we combined certain other bottling operations with PepCom Industries, Inc. retaining a noncontrolling interest of 35%. In October, we formed a business venture with Pohlad Companies, a Pepsi-Cola franchisee, retaining a noncontrolling ownership interest of approximately 24% in the venture’s principal operating subsidiary, PepsiAmericas, Inc.

Our financial statements include the results of our bottling operations on a consolidated basis through the transaction dates above, and our proportionate share of income under the equity method subsequent to those dates.

In December 2000, Whitman merged with PepsiAmericas. We now own approximately 37% of the combined bottler which has since changed its name to PepsiAmericas, Inc. As part of the merger, we will participate in an earn-out option whereby we may receive additional PepsiAmericas’ shares if certain performance targets are met. Our three anchor bottlers distribute approximately three-fourths of our North American volume.

Asset Impairment and Restructuring Charges

                                                           1999          1998
------------------------------------------------------------------------------

Asset impairment charges
------------------------

Held and used in the business
 Property, plant and equipment........................    $   8         $ 149
 Intangible assets....................................        -            37
 Other assets.........................................        -            14

Held for disposal/abandonment
  Property, plant and equipment.......................       29            54
                                                         -------        ------
    Total asset impairment............................       37           254

Restructuring charges
---------------------

Employee related costs................................       19            24
Other charges.........................................        9            10
                                                          ------        ------
    Total restructuring...............................       28            34
                                                          ------        ------
Total.................................................    $  65         $ 288
                                                          ======        ======
    After-tax.........................................    $  40         $ 261
                                                          ======        ======
    Per share.........................................    $0.03         $0.17
                                                          ======        ======
Impairment by segment
---------------------

Frito-Lay North America...............................    $  37         $  54
Pepsi-Cola International..............................        -             6
                                                          ------        ------
Combined segments.....................................       37            60
Bottling operations...................................        -           194
                                                          ------        ------
                                                          $  37         $ 254
                                                          ======        ======

The 1999 asset impairment and restructuring charge of $65 million related to the closure of three plants and impairment of equipment at Frito-Lay North America. The asset impairment charges primarily reflected the reduction in the carrying value of the land and buildings to their estimated fair market value based on current selling prices for comparable real estate, less costs to sell, and the write-off of the net book value of equipment which could not be redeployed. The plant closures were completed during 1999. The majority of these assets were either disposed of or abandoned in 1999. The restructuring charges of $28 million primarily included severance costs for approximately 860 employees and plant closing costs. Substantially all of the terminations occurred during 1999.

The 1998 asset impairment and restructuring charges of $288 million were comprised of the following:

  A charge of $218 million, for asset impairment of $200 million and restructuring charges of $18 million related to our Russian bottling operations. The restructuring actions, in response to lower demand, an adverse change in the business climate and an expected continuation of operating losses and cash deficits in Russia following the August 1998 devaluation of the ruble, included a reduction of our cost structure primarily through closing facilities, renegotiating manufacturing contracts and reducing the number of employees. We also evaluated our long-lived bottling assets for impairment, triggered by the reduction in the utilization of assets caused by the adverse economic conditions. The impairment charge reduced the net book value of the assets to their estimated fair market value, based primarily on amounts recently paid for similar assets in that marketplace. Of the total charge of $218 million, $212 million related to bottling operations that became part of PBG in 1999.

  An impairment charge of $54 million related to manufacturing equipment at Frito-Lay North America. The charge primarily reflected the write-off of the net book value of the equipment and related projects. Disposal or abandonment of these assets was completed in 1999.

  A charge of $16 million for employee related costs resulting from the separation of Pepsi-Cola North America’s concentrate and bottling organizations. Of this amount, $10 million related to bottling operations that became part of PBG in 1999.

  The employee related costs for 1998 of $24 million primarily included severance and relocation costs for approximately 2,700 mostly part-time employees. The terminations either occurred or related to the bottling operations that became part of PBG in 1999.

  Restructuring reserves totaling $24 million at December 30, 2000 are included in accounts payable and other current liabilities in the Consolidated Balance Sheet.

Tropicana Acquisition

In August 1998, we acquired Tropicana Products, Inc. for $3.3 billion. The 1998 results of operations include Tropicana subsequent to the acquisition date.

Subsequent Acquisition of South Beach Beverage Company, LLC

On January 5, 2001, we completed the acquisition of South Beach Beverage Company, LLC for approximately $337 million in cash, retaining a 91% interest in the newly formed South Beach Beverage Company, Inc. (SoBe). SoBe manufactures and markets an innovative line of alternative non-carbonated beverages including fruit blends, energy drinks, dairy-based drinks, exotic teas and other beverages with herbal ingredients, which are distributed under license by a network of independent distributors, primarily in the United States.

Proposed Merger with The Quaker Oats Company

On December 4, 2000, we announced a merger agreement with The Quaker Oats Company (Quaker). Under the terms of this agreement, Quaker shareholders will receive 2.3 shares of PepsiCo capital stock subject to a maximum value of $105 for each Quaker share. In the event that the value exceeds $105, the exchange ratio is subject to adjustment. Further, if the value of PepsiCo shares received by Quaker shareholders for each Quaker share is below $92, Quaker may terminate the merger agreement. Based on the closing price of our stock of $42.375 per share on December 1, 2000, the proposed tax-free transaction would be valued at $97.4625 per Quaker share. The proposed merger is subject to certain closing conditions, including shareholder approval at both companies, and certain regulatory approvals.

Assuming that 2.3 shares of PepsiCo capital stock are issued for each share of Quaker common stock, we will issue approximately 315 million shares of PepsiCo capital stock to Quaker shareholders in the merger. These PepsiCo capital shares exchanged for Quaker shares will represent approximately 18% of the outstanding shares of PepsiCo capital stock after the merger. This information is based on the number of shares of PepsiCo capital stock and Quaker common stock expected to be outstanding at the time of the merger. In conjunction with the merger agreement, we entered into a stock option agreement with Quaker which granted us an option, under certain circumstances, to purchase up to approximately 19.9% of the outstanding shares of Quaker common stock.

The merger is expected to close in the first half of 2001 and is expected to be accounted for as a “pooling-of-interests.” We anticipate that we will sell between 15 to 20 million shares of repurchased PepsiCo capital stock prior to the closing to qualify for “pooling-of-interests” accounting treatment.

We expect to incur transaction costs of approximately $100 million necessary to complete the merger. We also expect to incur additional costs subsequent to the merger to integrate the two companies.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for our fiscal year beginning December 31, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. Based on derivatives outstanding at December 30, 2000, the adoption would increase assets by approximately $14 million and liabilities by approximately $9 million with approximately $5 million recognized in accumulated other comprehensive income and less than $1 million recognized in the Consolidated Statement of Income.

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. The impact of adopting this consensus is not expected to have a material impact on our results of operations. The consensus is effective for the second quarter of 2001.

In January 2001, the EITF reached a consensus on Issue 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Issue 00-22 will require that certain cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus is effective for the first quarter of 2001. We are currently assessing this consensus and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

During 2000, the EITF added to its agenda various other revenue recognition issues that could impact the income statement classification of certain promotional payments. We classify promotional payments as either a reduction of net sales or marketing costs. Total promotional expenses classified as marketing costs were $2.4 billion in 2000, $2.3 billion in 1999 and $2.1 billion in 1998.

Market and Other Risk Factors

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

•   commodity prices, affecting the cost of our raw materials and fuel,
•   foreign exchange risks, and
•   interest rates on our debt and short-term investment portfolios.

In the normal course of business, we manage these risks through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative financial and commodity instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. We do not use derivative instruments for trading or speculative purposes.

Commodity Prices

We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We manage this risk primarily through the use of fixed-price purchase orders, pricing agreements, geographic diversity and futures contracts. We use futures contracts to hedge fluctuations in prices of a portion of anticipated commodity purchases, primarily oil, corn, fuel and juice concentrates. Our use of futures contracts is not significant to our commodity purchases.

Our commodity futures positions were $45 million at December 30, 2000 and $145 million at December 25, 1999. Our commodity futures position resulted in a net unrealized gain of $3 million at December 30, 2000 and a net unrealized loss of $6 million at December 25, 1999. We estimate that a 10% decline in commodity prices would have reduced the 2000 unrealized net gain by $5 million and increased the 1999 unrealized net loss by $14 million. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items.

Foreign Exchange

International operations constitute about 21% of our 2000 and 20% of our 1999 business segment operating profit. Operating in international markets involves exposure to movements in foreign exchange rates, primarily the Mexican peso, British pound, Canadian dollar and euro. Changes in foreign exchange rates would have the largest impact on translating our international operating profit into U.S. dollars.

On occasion, we may enter into derivative financial instruments, as necessary, to reduce the effect of foreign exchange rate changes. We manage the use of foreign exchange derivatives centrally. At

December 30, 2000, we had forward contracts to exchange British pounds for U.S. dollars with an aggregate notional amount of $336 million. Unrealized losses on these contracts were $9 million at December 30, 2000. We estimate that an unfavorable 10% change in the exchange rate would have increased the 2000 unrealized losses by $32 million. Forward contracts outstanding at December 25, 1999 were not material to the financial statements. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items.

Interest Rates

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

Assuming year-end 2000 and 1999 variable rate debt and investment levels, a one-point increase in interest rates would have increased net interest expense by $8 million in 2000 and $13 million in 1999. The change in this impact from 1999 resulted from decreased variable rate debt levels and increased investment levels at year-end 2000. This sensitivity analysis includes the impact of existing interest rate and currency swaps.

Euro Conversion

On January 1, 1999, member countries of the European Union fixed conversion rates between their existing currencies (legacy currencies) and one common currency - the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion in 2001 if not already addressed in conjunction with other system or process initiatives. We do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing and the resulting impact, if any, on financial condition or results of operations.

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

Comparable net sales and operating profit, also referred to as new PepsiCo, present the deconsolidation of our bottling operations as if it had occurred at the beginning of 1998, and exclude impairment and restructuring charges and the impact of the fifty-third week in 2000. Tropicana results are included subsequent to its acquisition in 1998.

Net Sales

                                                             % Change B/(W)
                                                            ----------------
                          2000        1999        1998       2000      1999
----------------------------------------------------------------------------

  Reported             $20,438     $20,367     $22,348          -        (9)
  Comparable           $20,144     $18,666     $16,300          8        15

In 2000, comparable net sales increased 8%. This increase is primarily due to volume gains across all business segments and effective net pricing at Frito-Lay and Pepsi-Cola. Volume gains contributed 6 percentage points of growth and higher effective net pricing contributed 3 percentage points. These increases were partially offset by a net unfavorable foreign currency impact, primarily in Europe, which reduced comparable net sales by 1 percentage point. The fifty-third week enhanced reported net sales by almost 2 percentage points.

In 1999, comparable net sales increased 15%. This increase primarily reflects the inclusion of Tropicana for the full year in 1999, volume gains at Frito-Lay and higher effective net pricing at Frito-Lay and Pepsi-Cola North America. The inclusion of Tropicana contributed 10 percentage points of growth. Volume gains contributed 4 percentage points of growth and higher effective net pricing contributed 3 percentage points. These advances were partially offset by an unfavorable foreign currency impact, primarily in Brazil and Mexico, which reduced comparable net sales growth by nearly 2 percentage points. Reported net sales decreased 9% reflecting the bottling deconsolidation, partially offset by the inclusion of Tropicana for the full year in 1999.

Operating Profit and Margin

                                                                  Change B/(W)
                                                                ----------------
                                 2000       1999       1998      2000      1999
--------------------------------------------------------------------------------
Reported
  Operating profit             $3,225     $2,818     $2,584        14%        9%
  Operating profit margin        15.8%      13.8%      11.6%      2.0       2.2

Comparable
  Operating profit             $3,163     $2,830     $2,526        12%       12%
  Operating profit margin        15.7%      15.2%      15.5%      0.5      (0.3)

In 2000, comparable operating profit margin increased 0.5 percentage points primarily reflecting the favorable margin impact of the higher effective net pricing and increased volume. These improvements were partially offset by the margin impact of increases in selling and distribution expenses primarily at Frito-Lay International, advertising and marketing expenses primarily at Pepsi-Cola North America and general and administrative expenses.

In 1999, comparable operating profit margin declined 0.3 percentage points reflecting the margin impact of Tropicana for a full year in 1999, increased general and administrative expenses and increased advertising and marketing expenses across all business segments. These decreases were partially offset by the margin impact of the higher effective net pricing.

Bottling Equity Income

Bottling equity income includes our share of the net earnings or losses from our bottling equity investments. From time to time, we may increase or dispose of particular bottling investments. Any gains or losses from disposals, as well as other transactions related to our bottling investments, are reflected in equity income.

In 2000, net bottling equity income was $130 million. The $18 million favorable impact of an accounting change by PBG was offset by our share of restructuring actions in certain other bottling affiliates and the net loss from changes in our equity ownership interests. The fifty-third week in 2000 enhanced reported net bottler equity income by $5 million.

In 1999, bottling equity income of $83 million reflects the equity income of our previously consolidated bottling operations from the applicable transaction closing dates and the equity income or loss of other unconsolidated bottling affiliates for the second, third and fourth quarters.

Gain on Bottling Transactions

The 1999 gain on bottling transactions of $1.0 billion ($270 million after-tax or $0.18 per share) relates to the second quarter PBG and Whitman bottling transactions. The PBG transaction resulted in a pre-tax gain of $1.0 billion ($476 million after-tax or $0.32 per share) in the second quarter. The majority of the taxes are expected to be deferred indefinitely. The Whitman transaction resulted in an after-tax loss to us of $206 million or $0.14 per share. The 1999 PepCom transaction was accounted for as a nonmonetary exchange for book purposes. However, a portion of the transaction was taxable which resulted in income tax expense of $25 million or $0.02 per share. The 1999 Pohlad transaction was structured as a fair value exchange with no resulting gain or loss.

Interest Expense, net

                                                                 % Change B/(W)
                                                                ----------------
                                2000        1999        1998     2000      1999
--------------------------------------------------------------------------------

Reported
 Interest expense             $(221)      $(363)      $(395)       39         8
 Interest income                 76         118          74       (36)       59
                              ------      ------      ------
 Interest expense, net        $(145)      $(245)      $(321)       41        24
                              ======      ======      ======

In 2000, interest expense declined 39% reflecting significantly lower average debt levels, partially offset by higher average interest rates. Lower average debt levels reflect the third quarter 1999 repayment of borrowings used to finance the Tropicana acquisition and the absence of the financing related to the Pepsi Bottling Group. Interest income declined 36% primarily due to lower average investment balances partially offset by favorable changes in the fair value of equity derivative contracts. The fifty-third week increased net interest expense by $3 million.

In 1999, interest expense decreased 8% due to lower average interest rates on slightly lower average outstanding debt levels. Interest income increased 59% primarily due to higher average investment balances, partially offset by lower average interest rates on these balances. The higher average investment balances primarily result from the first quarter proceeds received from PBG as settlement of pre-existing intercompany balances.

Provision for Income Taxes

                                        2000        1999        1998
----------------------------------------------------------------------

Reported
 Provision for income taxes           $1,027      $1,606        $270
 Effective tax rate                     32.0%       43.9%       11.9%

Comparable*
 Provision for income taxes           $1,007      $  876        $791
 Effective tax rate                     32.0%       32.2%       31.0%

*Excludes the tax effects of the fifty-third week in 2000, the tax effects of the bottling transactions of $755 and impairment and restructuring charges of $25 in 1999, and the income tax benefit of $494 and the tax effect of the impairment and restructuring charges of $27 in 1998.

In 2000, the comparable effective tax rate remained nearly flat. The reported effective tax rate decreased 11.9 percentage points primarily as a result of the tax effects of the 1999 bottling transactions.

In 1999, the comparable effective tax rate increased 1.2 percentage points primarily from the absence in 1999 of the settlement in 1998 of prior years’ audit issues offset by the benefit of proportionately lower bottling income. The reported effective tax rate increased 32 percentage points primarily as a result of the tax effects of the bottling transactions and the absence in 1999 of the 1998 income tax benefit relating to our concentrate operations in Puerto Rico.

Net Income and Net Income Per Share - Assuming Dilution

                                                                 % Change B/(W)
                                                                ----------------
                               2000        1999        1998      2000      1999
--------------------------------------------------------------------------------

Net income
  Reported                   $2,183      $2,050      $1,993         6         3
  Comparable*                $2,139      $1,845      $1,760        16         5

Net income per share -
assuming dilution
  Reported                   $ 1.48      $ 1.37      $ 1.31         8         5
  Comparable*                $ 1.45      $ 1.23      $ 1.16        18         6

*Excludes the impact of the fifty-third week in 2000, the bottling transactions of $245 and impairment and restructuring charges of $40 in 1999, and the income tax benefit of $494 and impairment and restructuring charges of $261 in 1998.

In 2000, comparable net income increased 16% and the related net income per share increased 18% reflecting higher operating profit and lower net interest expense. The increase in net income per share also reflects the benefit from a 1.4% reduction in average shares outstanding assuming dilution.

In 1999, comparable net income increased 5% and the related net income per share increased 6% due to increased operating profit and a decrease in net interest expense, partially offset by a higher effective tax rate. Net income per share also benefited from a 1.5% reduction in average shares outstanding assuming dilution.

Business Segments

Additional information concerning our operating segments is presented in Note 17.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide basis which includes joint ventures.

                                 Frito-Lay North America

                                                                   % Change B/(W)
                                                                  ----------------
                            2000         1999          1998        2000      1999
----------------------------------------------------------------------------------

Net sales
  Reported                $8,562       $7,865        $7,474           9         5
  Comparable*             $8,398       $7,865        $7,474           7         5

Operating profit
  Reported                $1,851       $1,580        $1,424          17        11
  Comparable*             $1,811       $1,645        $1,478          10        11

*Excludes the impact of the fifty-third week in 2000. Operating profit also excludes impairment and restructuring charges of $65 in 1999 and $54 in 1998.

2000 vs. 1999

Comparable net sales increased 7% primarily due to volume gains and higher effective net pricing. Sales of our new Snack Kit and Snack Mix products and Oberto’s natural beef jerky snacks accounted for almost one-third of this growth. The fifty-third week enhanced reported net sales by 2 percentage points.

Pound volume advanced 4% excluding the impact of the fifty-third week. This growth was primarily driven by most of our core brands, excluding the low-fat and no-fat versions, and by our new Snack Kit products. The growth in core brands was led by solid single-digit growth in Lay’s brand potato chips, Cheetos brand cheese puffs and Ruffles brand potato chips, as well as double-digit growth in Tostitos brand tortilla chips. These gains were partially offset by continued declines in WOW! brand products. Pound volume growth including the fifty-third week was 6%.

Comparable operating profit increased 10% primarily reflecting the higher volume, higher effective net pricing and reduced vegetable oil costs partially offset by higher energy and fuel costs. Advertising and marketing expenses grew at a slightly slower rate than sales. The margin impact of these favorable factors contributed to the comparable operating profit margin improvement of 0.7 percentage points. The fifty-third week enhanced reported operating profit growth by 2 percentage points.

1999 vs. 1998

Net sales grew 5% due to volume gains and higher effective net pricing.

Pound volume advanced 4%. The advance was led by high single-digit growth in our core corn products, excluding the low-fat and no-fat versions, mid single-digit growth in Lay’s brand potato chips and significant growth in Cracker Jack brand products and branded dips. Volume declines in our WOW!, “Baked” Lay’s and “Baked” Tostitos brand products partially offset these gains.

Comparable operating profit increased 11% reflecting the higher volume, higher effective net pricing and reduced commodity costs, partially offset by higher advertising and marketing expenses. Advertising and marketing expenses grew at a faster rate than sales due primarily to increased promotional allowances.

                                Frito-Lay International

                                                                   % Change B/(W)
                                                                  ---------------
                           2000         1999          1998         2000      1999
---------------------------------------------------------------------------------

Net sales
  Reported               $4,319       $3,750        $3,501           15         7
  Comparable*            $4,258       $3,750        $3,501           14         7

Operating profit
  Reported               $  493       $  406        $  367           21        11
  Comparable*            $  483       $  406        $  367           19        11

*Excludes the impact of the fifty-third week in 2000.

2000 vs. 1999

Comparable net sales increased 14% primarily driven by volume growth at Sabritas in Mexico, Walkers in the United Kingdom and in Turkey, largely due to promotional programs, and effective net pricing at Gamesa and Sabritas in Mexico. The net impact from acquisitions/divestitures contributed 2 percentage points to sales growth. Weaker foreign currencies, primarily in the United Kingdom and Australia, decreased net sales by 2 percentage points.

Salty snack kilos increased 13% excluding the impact of the fifty-third week. This growth was led by double-digit increases at Sabritas, our European and Latin American joint ventures and Walkers. Acquisitions did not significantly impact the growth in salty snack volume. Salty snack kilo growth increased 15% including the fifty-third week. Sweet snack kilos increased 4%, excluding the impact of the 1999 sale of our chocolate business in Poland, led by our businesses in Mexico. Sweet snack kilos increased 2% over 1999 including the chocolate business in Poland.

Comparable operating profit grew 19% reflecting strong operating performances at Sabritas, Gamesa and in Turkey. The net impact from acquisitions/divestitures decreased operating profit by 3 percentage points. Weaker foreign currencies, primarily in the United Kingdom, decreased operating profit by 2 percentage points.

1999 vs. 1998

Net sales increased 7%. Excluding the negative impact of Brazil, which was primarily due to macro-economic conditions, net sales increased 13% reflecting higher volume and higher effective net pricing. Overall, the higher effective net pricing more than offset the net impact of weaker currencies outside of Brazil. The unfavorable foreign currency impact, primarily in Mexico, reduced net sales growth by 4 percentage points. Net contributions from acquisitions/divestitures contributed 1 percentage point to the sales growth.

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

Sweet snack kilos, including the net effect of acquisitions/divestitures, declined 5% primarily as a result of the disposal of our chocolate and biscuit businesses in Poland.

Operating profit increased 11%. Excluding Brazil, operating profit increased 25% driven by strong performances at Sabritas, Gamesa and several of our businesses in Asia. The net impact of weaker foreign currencies outside of Brazil, primarily in Mexico and the United Kingdom, reduced operating profit growth by 5 percentage points. The unfavorable foreign currency impact was more than offset by higher effective net pricing.

Pepsi-Cola

System bottler case sales (BCS) represents PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are sold by system bottlers. BCS are reported on a calendar year basis and, therefore, are not affected in 2000 by the fifty-third week.

                           Pepsi-Cola North America
                                                                 % Change B/(W)
                                                                ---------------
                            2000         1999          1998      2000      1999
-------------------------------------------------------------------------------

Net sales
  Reported                $3,289       $2,605       $ 1,389        26        88
  Comparable*             $3,253       $3,005       $ 2,912         8         3

Operating profit
  Reported                $  833       $  751       $   732        11         3
  Comparable*             $  820       $  751       $   738         9         2

*Net sales excludes the impact of the fifty-third week in 2000, and the bottling deconsolidation of $400 in 1999 and $1,523 in 1998. Operating profit excludes the impact of the fifty-third week in 2000 and impairment and restructuring charges of $6 in 1998.

2000 vs. 1999

Comparable net sales increased 8%. Higher concentrate and fountain pricing and higher Aquafina royalties contributed 8 percentage points of growth, and increased volume, including the launch of Sierra Mist and our new Dole juice product, contributed 2 percentage points. These increases were partially offset by increased customer support. The fifty-third week enhanced reported net sales by 1 percentage point.

BCS volume increased 1% driven by double-digit growth of Aquafina and distribution gains from Fruitworks. In addition, the introduction of Sierra Mist and low single-digit growth by Diet Pepsi contributed to the increase. These gains were partially offset by a low single-digit decline in Pepsi and double-digit declines in Pepsi One and Lemon Lime Slice. Concentrate shipments were in line with BCS. On a fifty-three week basis, concentrate shipments increased 1.3%.

Comparable operating profit increased 9% primarily due to the higher concentrate pricing, increased volume and the higher Aquafina royalties. These increases were partially offset by higher advertising and marketing expenses, increased customer support and increased general and administrative expenses.

1999 vs. 1998

Comparable net sales increased 3% reflecting higher concentrate pricing net of increased customer support, and increased royalty income associated with Aquafina bottled water. Reported net sales increased $1.2 billion, primarily due to the bottling deconsolidation.

BCS increased nearly 2% led by Pepsi One, introduced late in 1998, mid single-digit growth of our Mountain Dew brand and strong double-digit growth of our Aquafina brand of bottled water. These gains were partially offset by single-digit declines in Pepsi and Diet Pepsi brands. Concentrate shipments were even with prior year.

Comparable operating profit increased 2% primarily reflecting the increase in the net benefit of the higher pricing and the increased royalty income. These increases were partially offset by higher fountain related costs, increased advertising and marketing spending and higher general and administrative costs.

                                 Pepsi-Cola International
                                                                % Change B/(W)
                                                               ---------------
                                2000        1999       1998     2000     1999
------------------------------------------------------------------------------

Net sales
  Reported                     $1,842     $1,771     $1,600        4       11
  Comparable*                  $1,842     $1,793     $1,691        3        6

Operating profit
  Reported                     $  148     $  108     $   99       37        9
  Comparable*                  $  148     $  108     $  105       37        3

*Net sales excludes the impact of the bottling deconsolidation of $22 in 1999 and $91 in 1998 and operating profit also excludes impairment and restructuring charges of $6 in 1998.

PCI reports results on a calendar year basis, therefore, there is no impact in 2000 from the fifty-third week.

2000 vs. 1999

Comparable net sales increased 3% due to volume gains and higher effective net pricing, partially offset by a broad-based net unfavorable foreign currency impact led by Europe. The net unfavorable foreign currency impact reduced net sales by 4 percentage points.

BCS increased 5%. This reflects broad-based increases led by a doubling of volume in Russia where volumes recovered from the effects of the 1998 ruble devaluation. BCS growth was also driven by double-digit growth in China, India and Thailand and by continued growth in Mexico. Through December, total concentrate shipments to franchisees, including those previously wholly-owned bottlers in which we own an equity interest, grew 2% while their BCS grew at a higher rate.

Comparable operating profit increased 37% primarily reflecting the higher effective net pricing and volume gains, partially offset by higher general and administrative expenses to support top-line growth, and net unfavorable foreign currency impact.

1999 vs. 1998

Comparable net sales increased 6%. This advance reflects net contributions from acquisitions/divestitures, higher volume and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Brazil, Mexico, India and Germany, reduced net sales by 3 percentage points. Reported net sales increased 11% which excludes the impact of the bottling deconsolidation.

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

Comparable operating profit increased 3% reflecting volume gains and higher effective net pricing. These gains were reduced by higher advertising and marketing expenses, net losses from acquisitions/divestitures and unfavorable foreign currency impact.

Tropicana

The standard measure of volume is four-gallon equivalent cases.

                                                            % Change B/(W)
                                                           ----------------
                             2000        1999      1998     2000      1999
---------------------------------------------------------------------------

Net sales
  Reported                 $2,426      $2,253      $722        8        NM
  Comparable*              $2,393      $2,253      $722        6        NM

Operating profit
  Reported                 $  225      $  170      $ 40       32        NM
  Comparable*              $  220      $  170      $ 40       30        NM

*Excludes the impact in 2000 of the fifty-third week.

1998 reflects results from August 26, 1998 (the date of acquisition) through December 26, 1998.
NM - not meaningful.

2000 vs. 1999

Comparable net sales grew 6% primarily due to volume gains. These gains were partially offset by lower effective net pricing driven by higher trade spending and an unfavorable foreign currency impact in Europe. The unfavorable foreign currency impact reduced net sales by 1 percentage point.

Equivalent case volume grew 8%, led by continued double-digit worldwide growth in Pure Premium including strong double-digit growth in Pure Premium nutritionals and blends. On a fifty-three week basis, equivalent case volume increased 10%.

Comparable operating profit increased 30% primarily due to the volume gains, production leverage and lower orange juice costs. These increases were partially offset by the higher trade spending, increased media spending and consumer promotions and the unfavorable foreign currency impact. The unfavorable foreign currency impact reduced operating profit by 4 percentage points.

1999 vs. 1998

Volume for the fiscal year 1999 increased 4%, led by an 8% increase in Tropicana Pure Premium worldwide. Higher pricing taken to offset increases in the cost of oranges, combined with volume growth, drove 1999 operating performance.

CONSOLIDATED CASH FLOWS

In 2000, cash and cash equivalents decreased $100 million to $864 million. Cash flows from operating activities were used to fund share repurchases, capital spending, dividend payments and long-term debt payments.

In 1999, cash and cash equivalents increased $653 million to $964 million. Cash flows from operating activities and proceeds from debt issuances were used primarily for repayments of short-term borrowings, share repurchases, capital spending and dividend payments.

Share Repurchases

Our share repurchase activity was as follows:

                                                      2000      1999       1998
--------------------------------------------------------------------------------

Cost                                                $1,430    $1,285     $2,230
Shares repurchased
  Number of shares (in millions)                      38.0      35.8       59.2
  % of shares outstanding at beginning of year         2.6%      2.4%       3.9%

--------------------------------------------------------------------------------

Our Board of Directors rescinded all authorizations for share repurchases on December 3, 2000 as a result of the merger agreement with Quaker.

LIQUIDITY AND CAPITAL RESOURCES

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

We maintain $1.5 billion of revolving credit facilities. Of the $1.5 billion as of year-end 2000, $600 million expires in June 2001. The remaining $900 million expires in June 2005. At expiration, these facilities can be extended an additional year uponthe mutual consent of PepsiCo and the lending institutions. The credit facilities exist largely to support issuances of short-term debt and remain unused at year-end 2000. At year-end 2000, $750 million of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of the unused credit facilities, to refinance these borrowings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Included in Item 7 “Management’s Discussion and Analysis - Market Risk" beginning on page 13.

Item 8. Financial Statements and Supplementary Data

        See Index to Financial Information on page F-2.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The following is a list of names, ages and background of our current executive officers:

Roger A. Enrico, 56, is our Chairman of the Board and Chief Executive Officer. Mr. Enrico was elected as PepsiCo’s Chief Executive Officer in April, 1996 and as Chairman of the Board in November, 1996, after serving as Vice Chairman since 1993. Mr. Enrico, who joined PepsiCo in 1971, became President and Chief Executive Officer of Pepsi-Cola USA in 1983, President and Chief Executive Officer of PepsiCo Worldwide Beverages in 1986, and Chairman and Chief Executive Officer of Frito-Lay, Inc. in 1991. Mr. Enrico served as Chairman and Chief Executive Officer of PepsiCo Worldwide Foods from 1992 to 1994 and as Chairman and Chief Executive Officer, PepsiCo Worldwide Restaurants from 1994 to 1997.

Steven S Reinemund, 52, is our President and Chief Operating Officer. Mr. Reinemund was elected President and Chief Operating Officer in September 1999. He began his career with PepsiCo as Senior Operating Officer of Pizza Hut, Inc. (a former subsidiary of the Company) in 1984. He became President and Chief Executive Officer of Pizza Hut in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay. He became Chairman and Chief Executive Officer of the Frito-Lay Company in 1996.

Peter A. Bridgman, 48, is our Senior Vice President and Controller. Prior to assuming his current position, Mr. Bridgman was Senior Vice President and Controller of The Pepsi Bottling Group and he was the Senior Vice President and Controller for Pepsi-Cola North America from 1992 until 1999. Earlier he worked at Pepsi-Cola International as Chief Financial Officer for Central Europe and as Controller.

Matthew M. McKenna, 50, is our Senior Vice President and Treasurer. Previously, he was Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm Winthrop, Stimson, Putnam & Roberts in New York.

Indra K. Nooyi, 45, is our Senior Vice President and Chief Financial Officer. She joined PepsiCo in 1994 as Senior Vice President, Corporate Strategy and Development. Prior to joining PepsiCo, she was Senior Vice President of Strategy, Planning and Strategic Markets for Asea Brown Boveri. She was also Vice President and Director of Corporate Strategy and Planning at Motorola.

Robert F. Sharpe, Jr., 49, is our Senior Vice President, Public Affairs, General Counsel, and Secretary. He joined PepsiCo in January, 1998 as Senior Vice President, General Counsel and Secretary. Mr. Sharpe was Senior Vice President and General Counsel of RJR Nabisco Holdings Corp. from 1996 until 1998. He was previously Vice President, Tyco International Ltd. from 1994 to 1996 and Vice President, Assistant General Counsel and Secretary of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. from 1989 to 1994.

         Executive officers are elected by the Company's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among the Company's executive officers.

         The name, age and background of each of the Company's directors nominated for election are contained under the caption "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and are incorporated herein by reference.

Item 11. Executive Compensation

         Information on compensation of the Company's directors and executive officers is contained in the Company's Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information on the number of shares of PepsiCo Capital Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption “Ownership of Capital Stock by Directors and Executive Officers” in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference. As far as is known to the Company, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Capital Stock.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	1.	Financial Statements

Index to Financial Information on page F-2.

2.	Exhibits

Index to Exhibits on page E-1.

(b)	Reports on Form 8-K.

1.	On December 4, 2000, we filed a Current Report on Form 8-K attaching (i) a joint press release from PepsiCo and Quaker, dated December 4, 2000 announcing our agreement with Quaker and (ii) a press release from PepsiCo dated December 4, 2000 announcing that the Board of Directors rescinded PepsiCo's share repurchase program.

2.	On December 7, 2000, we filed a Current Report on Form 8-K attaching (i) an Agreement and Plan of Merger dated as of December 2, 2000 among PepsiCo, BeverageCo, Inc., a wholly-owned subsidiary of PepsiCo, and Quaker and (ii) a Stock Option Agreement dated as of December 2, 2000 between PepsiCo and Quaker.

3.	On January 8, 2001, we filed a Current Report on Form 8-K attaching our press release dated January 8, 2001 announcing two strategic transactions designed to expand the company's snack food business in Egypt and Saudi Arabia.

4.	On February 5, 2001, we filed a Current Report on Form 8-K attaching (i) our press release dated February 5, 2001 announcing our earnings results for the fourth quarter of 2000 and (ii) prepared statements by management of PepsiCo, Inc.

5.	On February 8, 2001, we filed a Current Report on Form 8-K attaching a joint press release from PepsiCo and Quaker, date February 8, 2001 announcing that the Federal Trade Commission has requested additional information in connection with its antitrust review of PepsiCo's proposed merger with Quaker.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: March 15, 2001

PepsiCo, Inc.
By:	/S/ ROGER A. ENRICO
Roger A. Enrico Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/S/ ROGER A. ENRICO Roger A. Enrico A. Rogers	Chairman of the Board and Chief Executive Officer	March 15, 2001
/S/ INDRA K. NOOYI Indra K. Nooyi	Senior Vice President and Chief Financial Officer	March 15, 2001
/S/ PETER A. BRIDGMAN Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	March 15, 2001
/S/ JOHN F. AKERS John F. Akers	Director	March 15, 2001
/S/ ROBERT E. ALLEN Robert E. Allen	Director	March 15, 2001
/S/ PETER FOY Peter Foy	Director	March 15, 2001
/S/ ROBERT E. ALLEN Robert E. Allen	Director	March 15, 2001
/S/ RAY L. HUNT Ray L. Hunt	Director	March 15, 2001

S-1

/S/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director	March 15, 2001
/S/ JOHN J. MURPHY John J. Murphy	Director	March 15, 2001
/S/ FRANKLIN D. RAINES Franklin D. Raines	Director	March 15, 2001
/S/ STEVEN S REINEMUND Steven S. Reinemund	President and Chief Operating Officer and Director	March 15, 2001
/S/ SHARON PERCY ROCKEFELLER Sharon Percy Rockefeller	Director	March 15, 2001
/S/ FRANKLIN A. THOMAS Franklin A. Thomas	Director	March 15, 2001
/S/ CYNTHIA M. TRUDELL Cynthia M. Trudell	Director	March 15, 2001
/S/ SOLOMON D. TRUJILLO Solomon D. Trujillo	Director	March 15, 2001

S-2

INDEX TO EXHIBITS
ITEM 14(a)(3)

EXHIBIT
3.1	Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 3(i) to PepsiCo’s Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996.
3.2	By-Laws of PepsiCo, Inc., as amended March 16, 2000, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.
4	PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1	Description of PepsiCo, Inc. 1988 Director Stock Plan, which is incorporated herein by reference to Post-Effective Amendment No. 2 to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-22970).

10.2	PepsiCo, Inc. 1987 Incentive Plan (the "1987 Plan"), as amended and restated, effective as of October 1, 1999 , which is incorporated herein by reference to Exhibit 10.2 to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.3	Operating Guideline No. 1 under the 1987 Plan, as amended through July 25, 1991, which is incorporated by reference to Exhibit 10(d) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.4	Operating Guideline No. 2 under the 1987 Plan and the Plan, as amended through January 22, 1987, which is incorporated herein by reference to Exhibit 28(b) to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-19539).

10.6	PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.7	PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.
10.8	Amended and Restated PepsiCo Executive Income Deferral Program which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.
10.9	Restated PepsiCo Pension Equalization Plan, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

E-1

10.10	Agreement and Plan of Merger dated as of December 2, 2000 among PepsiCo, Inc., BeverageCo, Inc., a wholly owned subsidiary of PepsiCo, and The Quaker Oats Company (Schedules and Exhibits omitted), which is incorporated herein by reference to PepsiCo’s Current Report on Form 8-K filed with the SEC on December 7, 2000.

10.11	Stock Option Agreement dated as of December 2, 2000 between PepsiCo, Inc. and The Quaker Oats Company, which is incorporated herein by reference to PepsiCo's Current Report on Form 8-K filed with the SEC on December 7, 2000.

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of PepsiCo, Inc.
23	Report and Consent of KPMG LLP.
24	Power of Attorney executed by Roger A. Enrico, Indra K. Nooyi, Peter A. Bridgman, John F. Akers, Robert E. Allen, Peter Foy, Ray L. Hunt, Arthur C. Martinez, John J. Murphy, Franklin D. Raines, Steve S Reinemund, Sharon Percy Rockefeller, Franklin A. Thomas, Cynthia M. Trudell and Solomon D. Trujillo.

E-2

PepsiCo, Inc. and Subsidiaries

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 30, 2000

PEPSICO, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
Item 14(a)(1)

                                                                                     Page
                                                                                   Reference
                                                                                   ---------
Item 14(a)(1) Financial Statements

Consolidated Statement of Income for the fiscal years ended December 30, 2000,
  December 25, 1999 and December 26, 1998..........................................  F-3

Consolidated Statement of Cash Flows for the fiscal years ended December 30, 2000,
  December 25, 1999 and December 26, 1998..........................................  F-4 - F-5

Consolidated Balance Sheet at December 30, 2000 and December 25, 1999..............  F-6

Consolidated Statement of Shareholders' Equity for the fiscal years ended
  December 30, 2000, December 25, 1999 and December 26, 1998.......................  F-7 - F-8

Notes to Consolidated Financial Statements.........................................  F-9 - F-39

All other financial statements and schedules have been omitted since the required information is not applicable or is included in Item 14(a)(1) Financial Statements.

Consolidated Statement of Income
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998

                                                                2000          1999        1998
-----------------------------------------------------------------------------------------------
Net Sales
New PepsiCo............................................      $20,438       $18,244     $14,686
Bottling operations....................................            -         2,123       7,662
                                                             --------      --------    --------
Total Net Sales........................................       20,438        20,367      22,348

Costs and Expenses
Cost of sales..........................................        7,943         8,198       9,330
Selling, general and administrative expenses...........        9,132         9,103       9,924
Amortization of intangible assets......................          138           183         222
Impairment and restructuring charges...................            -            65         288
                                                             --------      --------    --------
Total Costs and Expenses...............................       17,213        17,549      19,764

Operating Profit
New PepsiCo............................................        3,225         2,765       2,460
Bottling operations and equity investments.............            -            53         124
                                                             --------      --------    --------
Total Operating Profit.................................        3,225         2,818       2,584

Bottling equity income, net............................          130            83           -
Gain on bottling transactions..........................            -         1,000           -
Interest expense.......................................         (221)         (363)       (395)
Interest income........................................           76           118          74
                                                             --------      --------    --------
Income Before Income Taxes ............................        3,210         3,656       2,263

Provision for Income Taxes.............................        1,027         1,606         270
                                                             --------      --------    --------
Net Income ............................................      $ 2,183       $ 2,050     $ 1,993
                                                             ========      ========    ========

Net Income Per Share - Basic                                 $  1.51       $  1.40     $  1.35
Average shares outstanding - basic.....................        1,446         1,466       1,480

Net Income Per Share - Assuming Dilution...............      $  1.48       $  1.37     $  1.31
Average shares outstanding - assuming dilution.........        1,475         1,496       1,519

-----------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998

                                                                 2000        1999         1998
-----------------------------------------------------------------------------------------------
Operating Activities
Net income..................................................  $ 2,183     $ 2,050      $ 1,993
Adjustments to reconcile net income to net cash provided
 by operating activities
  Gain on bottling transactions.............................        -      (1,000)           -
  Bottling equity income, net...............................     (130)        (83)           -
  Depreciation and amortization.............................      960       1,032        1,234
  Noncash portion of income tax benefit.....................        -           -         (259)
  Noncash portion of impairment and restructuring charges...        -          37          254
  Deferred income taxes.....................................       63         529          150
  Other noncash charges and credits, net....................      317         364          237
  Changes in operating working capital, excluding effects of acquisitions and dispositions
      Accounts and notes receivable.........................      (15)       (149)        (104)
      Inventories...........................................      (26)       (186)          29
      Prepaid expenses and other current assets.............        -        (203)         (12)
      Accounts payable and other current liabilities........      245         310         (195)
      Income taxes payable..................................      314         326         (116)
                                                              --------    --------     --------
  Net change in operating working capital...................      518          98         (398)
                                                              --------    --------     --------

Net Cash Provided by Operating Activities...................    3,911       3,027        3,211
                                                              --------    --------     --------

Investing Activities
Capital spending............................................   (1,067)     (1,118)      (1,405)
Acquisitions and investments in unconsolidated affiliates...      (98)       (430)      (4,537)
Sales of businesses.........................................       33         499           17
Sales of property, plant and equipment......................       53         126          134
Short-term investments, by original maturity
  More than three months-purchases..........................   (4,536)     (2,025)        (525)
  More than three months-maturities.........................    4,171       2,008          584
  Three months or less, net.................................       (9)         12          839
Other, net..................................................     (260)       (144)        (126)
                                                              --------    --------     --------

Net Cash Used for Investing Activities......................   (1,713)     (1,072)      (5,019)
                                                              --------    --------     --------

-----------------------------------------------------------------------------------------------
(Continued on following page)

Consolidated Statement of Cash Flows
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998

                                                                  2000        1999        1998
-----------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuances of long-term debt....................      130       3,480         990
Payments of long-term debt...................................     (795)     (1,123)     (2,277)
Short-term borrowings, by original maturity
  More than three months-proceeds............................      156       3,691       2,713
  More than three months-payments............................      (79)     (2,741)       (417)
  Three months or less, net..................................      (43)     (2,856)      1,753
Cash dividends paid..........................................     (796)       (778)       (757)
Share repurchases............................................   (1,430)     (1,285)     (2,230)
Proceeds from exercises of stock options.....................      559         308         415
                                                               --------    --------    --------
Net Cash (Used for) Provided by Financing Activities.........   (2,298)     (1,304)        190
                                                               --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents.        -           2           1
                                                               --------    --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents.........     (100)        653      (1,617)
Cash and Cash Equivalents - Beginning of Year................      964         311       1,928
                                                               --------    --------    --------
Cash and Cash Equivalents - End of Year......................  $   864     $   964     $   311
                                                               ========    ========    ========

-----------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
Interest paid................................................  $   170     $   321     $   367
Income taxes paid............................................  $   691         525     $   521

Schedule of Noncash Investing and Financing Activities
Fair value of assets acquired................................  $    80         717     $ 5,359
Cash paid and stock issued...................................      (98)       (438)     (4,537)                                                                                 ----------
                                                               --------    --------    --------
Liabilities assumed..........................................  $   (18)    $   279     $   822
                                                               ========    ========    ========

-----------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet
(in millions except per share amount)
PepsiCo, Inc. and Subsidiaries
December 30, 2000 and December 25, 1999

                                                                        2000            1999
---------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents.....................................       $   864         $   964
Short-term investments, at cost...............................           466              92
                                                                     --------        --------
                                                                       1,330           1,056

Accounts and notes receivable, net............................         1,799           1,704
Inventories...................................................           905             899
Prepaid expenses and other current assets.....................           570             514
                                                                     --------        --------
   Total Current Assets.......................................         4,604           4,173

Property, Plant and Equipment, net............................         5,438           5,266
Intangible Assets, net........................................         4,485           4,735
Investments in Unconsolidated Affiliates......................         2,978           2,846
Other Assets..................................................           834             531
                                                                     --------        --------
     Total Assets.............................................       $18,339         $17,551
                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term borrowings.........................................       $    72         $   233
Accounts payable and other current liabilities................         3,815           3,399
Income taxes payable..........................................            48             156
                                                                     --------        --------
   Total Current Liabilities..................................         3,935           3,788

Long-Term Debt................................................         2,346           2,812
Other Liabilities.............................................         3,448           2,861
Deferred Income Taxes.........................................         1,361           1,209

Shareholders' Equity
Capital stock, par value 1 2/3(cent)per share:
 authorized 3,600 shares, issued 1,726 shares.................            29              29
Capital in excess of par value................................           955           1,081
Retained earnings.............................................        15,448          14,066
Accumulated other comprehensive loss..........................        (1,263)           (989)
                                                                     --------        --------
                                                                      15,169          14,187
Less:  repurchased shares, at cost:
 280 shares and 271 shares, respectively......................        (7,920)         (7,306)
                                                                     --------        --------
   Total Shareholders' Equity.................................         7,249           6,881
                                                                     --------        --------
      Total Liabilities and Shareholders' Equity..............       $18,339         $17,551
                                                                     ========        ========

-----------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999
and December 26, 1998

                                                               Capital Stock
                                               ------------------------------------------------
                                                                                      Net Out-
                                                     Issued           Repurchased     standing
                                               -----------------   -----------------
                                                Shares   Amount    Shares     Amount    Shares
-----------------------------------------------------------------------------------------------
Shareholders' Equity, December 27, 1997.....     1,726      $29     (224)   $(4,986)     1,502
                                                -----------------------------------------------
 1998 Net income............................         -        -        -          -          -
 Currency translation adjustment............         -        -        -          -          -
 CTA reclassification adjustment............         -        -        -          -          -
 Minimum pension liability adjustment,
  net of tax benefit of $11.................         -        -        -          -          -
    Comprehensive income....................
 Cash dividends declared....................         -        -        -          -          -
 Share repurchases..........................         -        -      (59)    (2,230)       (59)
 Stock option exercises, including
  tax benefit of $109.......................         -        -       28        675         28
 Other......................................         -        -        -          6          -
                                                -----------------------------------------------
Shareholders' Equity, December 26, 1998.....     1,726       29     (255)    (6,535)     1,471
                                                -----------------------------------------------
 1999 Net income............................         -        -        -          -          -
 Currency translation adjustment............         -        -        -          -          -
 CTA reclassification adjustment............         -        -        -          -          -
 Minimum pension liability adjustment,
  net of tax of $9..........................         -        -        -          -          -
 Other comprehensive income.................         -        -        -          -          -
   Comprehensive income.....................
 Cash dividends declared....................         -        -        -          -          -
 Share repurchases..........................         -        -      (36)    (1,285)       (36)
 Stock option exercises, including
  tax benefit of $82........................         -        -       20        514         20
 Other......................................         -        -        -          -          -
                                                -----------------------------------------------
Shareholders' Equity, December 25, 1999.....     1,726       29     (271)    (7,306)     1,455
                                                -----------------------------------------------
 2000 Net income............................         -        -        -          -          -
 Currency translation adjustment............         -        -        -          -          -
 Minimum pension liability adjustment,
  net of tax benefit of $1..................         -        -        -          -          -
 Other comprehensive income.................         -        -        -          -          -
   Comprehensive income.....................
 Cash dividends declared....................         -        -        -          -          -
 Share repurchases..........................         -        -      (38)    (1,430)       (38)
 Stock option exercises, including
  tax benefit of $131.......................         -        -       29        816         29
                                                -----------------------------------------------
Shareholders' Equity, December 30, 2000.....     1,726      $29     (280)   $(7,920)     1,446
                                                ===============================================

-----------------------------------------------------------------------------------------------
(Continued on following page)

Consolidated Statement of Shareholders’ Equity
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999
and December 26, 1998

                                           Capital               Accumulated           Total
                                              in                    Other            Currency
                                          Excess of  Retained  Comprehensive        Translation
                                          Par Value  Earnings       Loss      Total  Adjustment
-----------------------------------------------------------------------------------------------
Shareholders' Equity, December 27, 1997..    $1,314   $11,567   $  (988)     $ 6,936   $ (988)
                                             --------------------------------------------------
 1998 Net income.........................         -     1,993         -        1,993
 Currency translation adjustment.........         -         -       (75)         (75)     (75)
 CTA reclassification adjustment.........         -         -        24           24       24
 Minimum pension liability adjustment,
  net of tax benefit of $11..............         -         -       (20)         (20)
                                                                             --------
   Comprehensive income..................                                      1,922
 Cash dividends declared.................         -      (760)        -         (760)
 Share repurchases.......................         -         -         -       (2,230)
 Stock option exercises, including
  tax benefit of $109....................      (151)        -         -          524
 Other...................................         3         -         -            9
                                             --------------------------------------------------
Shareholders' Equity, December 26, 1998..     1,166    12,800    (1,059)       6,401   (1,039)
                                             --------------------------------------------------
 1999 Net income.........................         -     2,050         -        2,050
 Currency translation adjustment.........         -         -      (121)        (121)    (121)
 CTA reclassification adjustment.........         -         -       175          175      175
 Minimum pension liability adjustment,
  net of tax of $9.......................         -         -        17           17
 Other comprehensive income..............         -         -        (1)          (1)
                                                                             --------
   Comprehensive income..................                                      2,120
 Cash dividends declared.................         -      (784)        -         (784)
 Share repurchases.......................         -         -         -       (1,285)
 Stock option exercises, including
  tax benefit of $82.....................      (131)        -         -          383
 Other...................................        46         -         -           46
                                             --------------------------------------------------
Shareholders' Equity, December 25, 1999..     1,081    14,066      (989)       6,881     (985)
                                             --------------------------------------------------
 2000 Net income.........................         -     2,183         -        2,183
 Currency translation adjustment.........         -         -      (273)        (273)    (273)
 Minimum pension liability adjustment,
  net of tax benefit of $1...............         -         -        (2)         (2)
 Other comprehensive income..............         -         -         1            1
                                                                             --------
   Comprehensive income..................                                      1,909
 Cash dividends declared.................         -      (801)        -         (801)
 Share repurchases.......................         -         -         -       (1,430)
 Stock option exercises, including
  tax benefit of $131....................      (126)        -         -          690
                                             --------------------------------------------------
Shareholders' Equity, December 30, 2000..    $  955   $15,448   $(1,263)     $ 7,249  $(1,258)
                                             ==================================================

-----------------------------------------------------------------------------------------------
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

Items Affecting Comparability

Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. The fiscal year ended December 30, 2000 consisted of fifty-three weeks. The fifty-third week increased 2000 net sales by an estimated $294 million, operating profit by an estimated $62 million and net income by an estimated $44 million or $0.03 per share. See Note 17 - Business Segments for the impact on PepsiCo’s business segments.

The consolidated financial statements subsequent to the date of the bottling transactions described in Note 2 are not comparable with the consolidated financial statements presented for prior periods as certain bottling operations that were previously consolidated are now accounted for under the equity method. In addition, the third quarter 1998 acquisition of Tropicana described in Note 3 and the asset impairment and restructuring charges described in Note 4 affect comparability. Certain reclassifications were made to the 1999 and 1998 amounts to conform to the 2000 presentation.

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

Marketing Costs

Marketing costs are reported in selling, general and administrative expenses and include costs of advertising, promotional programs and other marketing activities. Advertising expenses were $1.3 billion in 2000, $1.3 billion in 1999 and $1.0 billion in 1998. Deferred advertising expense, classified as prepaid expenses in the Consolidated Balance Sheet, was $92 million in 2000 and $73 million in 1999. Deferred advertising costs are expensed in the year first used and consist of:

•   media and personal service prepayments,

•   promotional materials in inventory, and

•   production costs of future media advertising.

We classify promotional payments as either a reduction of net sales or as marketing costs. New PepsiCo total promotional expenses classified as marketing costs were $2.4 billion in 2000, $2.3 billion in 1999 and $2.1 billion in 1998.

During 2000, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. The impact of adopting this consensus is not expected to have a material impact on our results of operations. The consensus is effective for the second quarter of 2001.

In January 2001, the EITF reached a consensus on Issue 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales les Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Issue 00-22 will require that certain cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus is effective for the first quarter of 2001. We are currently assessing this consensus and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

Distribution Costs

Distribution costs are reported in selling, general and administrative expenses and include the costs of shipping and handling activities. Shipping and handling expenses were $2.5 billion in 2000, $2.4 billion in 1999 and $2.9 billion in 1998.

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

Gains and losses on futures contracts designated as hedges of future commodity purchases are deferred in the Consolidated Balance Sheet under the appropriate current asset or liability caption and included in the cost of the hedged commodity when purchased. Changes in the value of such contracts used to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. Subsequent changes in the value of such contracts that cease to be highly correlated or changes in the value of futures contracts not designated as hedges are recognized in cost of sales immediately. If a futures contract designated as a hedge were to be terminated, the gain or loss realized upon termination would be included in the cost of the hedged commodity when purchased.

Forward exchange contracts used to hedge the foreign currency exposure of monetary assets and liabilities denominated in currencies other than the functional currency are reflected in the Consolidated Balance Sheet at fair value. Changes in the fair value of these contracts are recognized in selling, general and administrative expenses.

Equity derivative contracts for the purchase of PepsiCo capital stock are reflected in the Consolidated Balance Sheet at fair value as a prepaid expense. Changes in fair value of these contracts are recognized as interest income.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis. Buildings and improvements are depreciated over their estimated useful lives, generally ranging from 20 to 40 years. Machinery and equipment (including fleet) are depreciated over their estimated useful lives, generally ranging from 2 to 10 years.

Intangible Assets

Goodwill, the excess of our investments in unconsolidated affiliates over our equity in the underlying assets of these investments, and trademarks are amortized on a straight-line basis over their estimated useful lives, generally ranging from 20 to 40 years. Reacquired franchise rights and other identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, generally ranging from 20 to 40 years.

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

Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for our fiscal year beginning December 31, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. Based on derivatives outstanding at December 30, 2000, the adoption would increase assets by approximately $14 million and liabilities by approximately $9 million with approximately $5 million recognized in accumulated other comprehensive income and less than $1 million recognized in the Consolidated Statement of Income.

Note 2 - Investments in Unconsolidated Affiliates

During 1999, we completed four transactions creating four anchor bottlers which manufacture, sell and distribute carbonated and non-carbonated Pepsi-Cola beverages under master bottling agreements with us.

In April 1999, certain wholly-owned bottling businesses, referred to as The Pepsi Bottling Group (PBG), completed an initial public offering, with PepsiCo retaining a direct noncontrolling ownership interest of 35.5%. We received $5.5 billion of debt proceeds as settlement of pre-existing intercompany amounts due to us and recognized a pre-tax gain of $1.0 billion ($476 million after-tax or $0.32 per share) as a result of the transaction. In May, we combined certain other bottling operations with Whitman Corporation to create new Whitman, retaining a noncontrolling ownership interest of approximately 38%. The transaction resulted in an after-tax loss to PepsiCo of $206 million or $0.14 per share. In July, we combined certain other bottling operations with PepCom Industries, Inc. retaining a noncontrolling interest of 35%. This transaction was accounted for as a nonmonetary exchange for book purposes. However, a portion of the transaction was taxable and resulted in income tax expense of $25 million or $0.02 per share. In October, we formed a business venture with Pohlad Companies, a Pepsi-Cola franchisee, retaining a noncontrolling ownership interest of approximately 24% in the venture’s principal operating subsidiary, PepsiAmericas, Inc. The transaction was structured as a fair value exchange with no resulting gain or loss.

In December 2000, Whitman merged with PepsiAmericas. We now own approximately 37% of the combined company. As part of the merger, we will participate in an earn-out option whereby we may receive additional shares ifcertain performance targets are met. Effective January 2001, the name of the combined company was changed to PepsiAmericas, Inc.

PBG

In addition to approximately 38% of PBG’s outstanding common stock that we now own, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. This gives us economic ownership of approximately 42% of PBG’s combined operations.

PBG's summarized full year 2000 and 1999 financial information is as follows:

                                         2000            1999
--------------------------------------------------------------
Current assets................         $1,584          $1,498
Noncurrent assets.............          6,152           6,126
                                       -------         -------
 Total assets.................         $7,736          $7,624
                                       =======         =======

Current liabilities...........         $  967          $  952
Noncurrent liabilities........          4,817           4,831
Minority interest.............            306             278
                                       -------         -------
 Total liabilities............         $6,090          $6,061
                                       =======         =======
Our equity investment.........         $  934          $  829
                                       =======         =======

                                         2000            1999           1998
-----------------------------------------------------------------------------
Net sales.....................         $7,982          $7,505         $7,041
Gross profit..................         $3,577          $3,209         $2,860
Operating profit..............         $  590          $  412         $   55
Net income (loss).............         $  229          $  118         $ (146)

The excess of our investment in PBG over our equity in the underlying net assets, net of amortization, was approximately $40 million at year-end 2000. Based upon the quoted closing price of PBG shares at year-end 2000, the calculated market value of our direct investment in PBG, excluding our investment in Bottling Group, LLC, exceeded our carrying value by approximately $1.6 billion.

PepsiAmericas (formerly Whitman)

PepsiAmericas' summarized full year 2000 and 1999 financial information is as follows:

                                           2000              1999
-------------------------------------------------------------------
Current assets...............            $  477            $  538
Noncurrent assets............             2,859             2,326
                                         -------           -------
 Total assets................            $3,336            $2,864
                                         =======           =======

Current liabilities..........            $  887            $  739
Noncurrent liabilities.......               999               983
                                         -------           -------
 Total liabilities...........            $1,886            $1,722
                                         =======           =======
Our equity investment........            $  741            $  668
                                         =======           =======

                                                       2000           1999
---------------------------------------------------------------------------
Net sales..................................          $2,528         $2,138
Gross profit...............................          $1,033         $  890
Operating profit...........................          $  223         $  182
Income from continuing operations..........          $   72         $   43
Net income (loss)..........................          $   80         $   (9)

The above financial information for 2000 includes the results of the former PepsiAmericas after the date of the merger with Whitman. Comparable 1998 information is not available.

The excess of our investment in PepsiAmericas over our equity in the underlying net assets, net of amortization, was approximately $208 million at year-end 2000. Based upon the quoted closing price at year-end 2000, the calculated market value of our investment in PepsiAmericas exceeded our carrying value by approximately $197 million.

Other Equity Investments

Summarized financial information regarding our principal equity investments, other than PBG and PepsiAmericas follows. Information is presented in the aggregate and generally from the acquisition date.

                                                   2000            1999
------------------------------------------------------------------------
Current assets.........................          $1,033          $1,210
Noncurrent assets......................           2,200           2,568
                                                 -------         -------
 Total assets..........................          $3,233          $3,778
                                                 =======         =======

Current liabilities....................          $  972          $1,214
Noncurrent liabilities.................             578             673
Minority interest......................              35              41
                                                 -------         -------
 Total liabilities.....................          $1,585          $1,928
                                                 =======         =======
Our related equity investments.........          $1,030          $1,054
                                                 =======         =======

                                                   2000            1999            1998
----------------------------------------------------------------------------------------
Net sales..............................          $4,714          $3,754          $3,088
Gross profit...........................          $2,066          $1,691          $1,356
Operating profit.......................          $  254          $   89          $  101
Net income (loss)......................          $   79          $  (10)         $   22

Related Party Transactions

Our significant related party transactions involve our investments in unconsolidated bottling affiliates. We sell concentrate to these affiliates that is used in the production of carbonated soft drinks and non-carbonated beverages. We also sell certain finished goods. They purchase sweeteners and certain other raw materials through us. The raw material purchases on behalf of these bottling affiliates, related payments to suppliers and collections from the bottlers are not reflected in our consolidated financial statements. We also provide certain administrative and other services to these bottling affiliates under negotiated fee arrangements.

Further, because we share a common business objective with these bottling affiliates of increasing the availability and consumption of Pepsi-Cola beverages, we provide various forms of marketing support to or on behalf of them to promote our beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment investment and shared media expense. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net sales or as selling, general and administrative expense.

These transactions with our unconsolidated bottling affiliates are reflected in the Consolidated Statement of Income as follows:

                                                           2000          1999       1998
-----------------------------------------------------------------------------------------
Net sales.........................................       $2,546        $1,779       $576
Selling, general and administrative expenses......       $  653        $  554       $169

As of December 30, 2000, the receivables from these bottling affiliates are $187 million and payables to these affiliates are $125 million. As of December 25, 1999, the receivables from these bottling affiliates were $93 million and the payables to these affiliates were $131 million. Such amounts are settled on terms consistent with other trade receivables and payables. See Note 16 regarding our guarantee of PBG related debt.

Note 3 - Acquisitions

During 2000, we made acquisitions, primarily of various international salty snack food businesses, which aggregated $98 million.

During 1999, we made acquisitions, primarily investments in various bottlers including investments in unconsolidated affiliates, which aggregated $430 million in cash.

During 1998, we completed the acquisitions of Tropicana Products, Inc. from The Seagram Company Ltd. for $3.3 billion in cash and The Smith’s Snackfoods Company in Australia from United Biscuits Holdings plc for $270 million in cash. In addition during 1998, acquisitions and investments in unconsolidated affiliates included the purchase of the remaining ownership interest in various bottlers and purchases of various other international salty snack food businesses. Acquisitions for 1998 aggregated $4.5 billion in cash.

The results of operations of acquisitions are generally included in the consolidated financial statements from their respective dates of acquisition. The acquisitions were accounted for under the purchase method. The purchase prices have been allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess purchase prices over the fair values of the net assets acquired of approximately $4 million in 2000, $271 million in 1999 and $3.2 billion in 1998 were allocated to goodwill.

Unaudited Tropicana Pro Forma Results

The following table presents the unaudited pro forma combined results of PepsiCo and Tropicana as if the acquisition had occurred at the beginning of our 1998 fiscal year. The aggregate impact of other acquisitions in this period was not material to our net sales, net income or net income per share.

                                                              1998
                                                           (unaudited)
                                                          -------------

Net sales........................................            $23,674

Net income.......................................            $ 1,939
Net income per share - assuming dilution.........            $  1.28

The pro forma amounts include the amortization of the goodwill arising from the allocation of the purchase price and interest expense on the debt issued to finance the purchase. The pro forma information does not necessarily present what the combined results would have been for this period and is not intended to be indicative of future results.

Note 4 - Asset Impairment and Restructuring

                                                             1999          1998
--------------------------------------------------------------------------------

Asset impairment charges
------------------------

Held and used in the business
 Property, plant and equipment......................        $   8         $ 149
 Intangible assets..................................            -            37
 Other assets.......................................            -            14

Held for disposal/abandonment
 Property, plant and equipment......................           29            54
                                                            ------        ------
   Total asset impairment...........................           37           254

Restructuring charges

Employee related costs..............................           19            24
Other charges.......................................            9            10
                                                            ------        ------
   Total restructuring..............................           28            34
                                                            ------        ------
Total...............................................        $  65         $ 288
                                                            ======        ======
   After-tax........................................        $  40         $ 261
                                                            ======        ======
   Per share........................................        $0.03         $0.17
                                                            ======        ======

Impairment by segment

Frito-Lay North America.............................        $  37         $  54
Pepsi-Cola International............................            -             6
                                                            ------        ------
Combined segments...................................           37            60
Bottling operations.................................            -           194
                                                            ------        ------
                                                            $  37         $ 254
                                                            ======        ======

The 1999 asset impairment and restructuring charge of $65 million related to the closure of three plants and impairment of equipment at Frito-Lay North America. The asset impairment charges primarily reflected the reduction in the carrying value of the land and buildings to their estimated fair market value based on current selling prices for comparable real estate, less costs to sell, and the write-off of the net book value of equipment which cannot be redeployed. The plant closures were completed during 1999. The majority of these assets were either disposed of or abandoned in 1999. The restructuring charges of $28 million primarily included severance costs for approximately 860 employees and plant closing costs. Substantially all of the terminations occurred during 1999.

The 1998 asset impairment and restructuring charges of $288 million were comprised of the following:

  A charge of $218 million, for asset impairment of $200 million and restructuring charges of $18 million related to our Russian bottling operations. The restructuring actions, in response to lower demand, an adverse change in the business climate and an expected continuation of operating losses and cash deficits in Russia following the August 1998 devaluation of the ruble, included a reduction of our cost structure primarily through closing facilities, renegotiating manufacturing contracts and reducing the number of employees. We also evaluated our long-lived bottling assets for impairment, triggered by the reduction in the utilization of assets caused by the adverse economic conditions. The impairment charge reduced the net book value of the assets to their estimated fair market value, based primarily on amounts recently paid for similar assets in that marketplace. Of the total charge of $218 million, $212 million related to bottling operations that became part of PBG in 1999 (see Note 2).

  An impairment charge of $54 million related to manufacturing equipment at Frito-Lay North America. The charge primarily reflected the write-off of the net book value of the equipment and related projects. Disposal or abandonment of these assets was completed in 1999.

  A charge of $16 million for employee related costs resulting from the separation of Pepsi-Cola North America's concentrate and bottling organizations (see Note 2). Of this amount, $10 million related to bottling operations that became part of PBG in 1999.

The employee related costs for 1998 of $24 million primarily included severance and relocation costs for approximately 2,700 mostly part-time employees. The terminations either occurred or related to the bottling operations that became part of PBG in 1999.

Note 5 - Income Per Share

We present two income per share measures, basic and assuming dilution, on the face of the Consolidated Statement of Income. “Basic” income per share equals net income divided by weighted average common shares outstanding during the period. Income per share “assuming dilution” equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, such as stock options.

The following reconciles shares outstanding at the beginning of the year to average shares outstanding:

                                                                  2000         1999       1998
-----------------------------------------------------------------------------------------------
Shares outstanding at beginning of year...................       1,455        1,471      1,502
Weighted average shares issued during the year for
 exercise of stock options................................          16           11         18
Weighted average shares repurchased.......................         (25)         (16)       (40)
                                                                -------      -------    -------
Average shares outstanding - basic........................       1,446        1,466      1,480
Effect of dilutive securities
 Dilutive shares contingently issuable upon the exercise
  of stock options........................................         146          132        144
 Shares assumed purchased with proceeds from
  exercise of stock options...............................        (117)        (102)      (105)
                                                                -------      -------    -------
Average shares outstanding - assuming dilution............       1,475        1,496      1,519
                                                                =======      =======    =======

Net income per share - assuming dilution excludes incremental shares of 0.1 million in 2000, 48.9 million in 1999 and 31.1 million in 1998 related to employee stock options due to their antidilutive effect at each respective year end.

Note 6 - Accounts and Notes Receivable, net

                                                           2000          1999        1998
--------------------------------------------------------------------------------------------
Trade receivables...................................     $1,293        $1,234
Receivables from affiliates.........................        190           243
Other receivables...................................        420           312
                                                         -------       -------
                                                          1,903         1,789
                                                         -------       -------
Allowance, beginning of year........................         85           127        $125
 Charged to expense.................................         40            26          47
 Other additions....................................          7             9           8
 Deductions.........................................        (28)          (77)        (53)
                                                         -------       -------       -----
Allowance, end of year..............................        104            85        $127
                                                         -------       -------       =====
Net receivables.....................................     $1,799        $1,704
                                                         =======       =======

Other additions include acquisitions, currency translation effects and reclassifications. Deductions include the impact of the bottling transactions, accounts written off and currency translation effects.

Note 7 - Inventories

                                                            2000         1999
------------------------------------------------------------------------------
Raw materials.....................................          $433         $464
Work-in-process...................................           160           89
Finished goods....................................           312          346
                                                            -----        -----
                                                            $905         $899
                                                            =====        =====

The cost of approximately 9% of 2000 and 1999 inventories was computed using the last-in, first-out method.

Note 8 - Property, Plant and Equipment, net

                                                                    2000          1999
---------------------------------------------------------------------------------------
Land........................................................      $  380        $  363
Buildings and improvements..................................       2,336         2,352
Machinery and equipment, including fleet....................       6,139         5,554
Construction in progress....................................         684           547
                                                                  -------       -------
                                                                   9,539         8,816
Accumulated depreciation....................................      (4,101)       (3,550)
                                                                  -------       -------
                                                                  $5,438        $5,266
                                                                  =======       =======

Depreciation expense was $716 million in 2000, $759 million in 1999 and $968 million in 1998.

Note 9 - Intangible Assets, net

                                                                    2000          1999
---------------------------------------------------------------------------------------
Goodwill....................................................      $3,576        $3,745
Trademarks..................................................         582           640
Reacquired franchise rights and other identifiable
 intangibles................................................         327           350
                                                                  -------       -------
                                                                  $4,485        $4,735
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

The above amounts are presented net of accumulated amortization of $751 million at year-end 2000 and $640 million at year-end 1999.

Note 10 - Accounts Payable and Other Current Liabilities

                                                                         2000         1999
-------------------------------------------------------------------------------------------
Accounts payable..................................................     $1,000       $  924
Accrued selling, advertising and marketing........................        859          706
Accrued compensation and benefits.................................        673          602
Insurance accruals................................................        210           86
Dividends payable.................................................        202          197
Other current liabilities.........................................        871          884
                                                                       -------      -------
                                                                       $3,815       $3,399
                                                                       =======      =======

Note 11 - Short-Term Borrowings and Long-Term Debt

                                                                              2000       1999
----------------------------------------------------------------------------------------------
Short-Term Borrowings
Current maturities of long-term debt..............................          $  404     $  718
Other borrowings (7.2% and 6.9%)..................................             418        415
Amounts reclassified to long-term debt............................            (750)      (900)
                                                                            -------    -------
                                                                            $   72       $233
                                                                            =======    =======

Long-Term Debt
Short-term borrowings, reclassified...............................          $  750     $  900
Notes due 2001-2013 (6.2% and 6.1%)...............................           1,236      1,685
Various foreign currency debt, due 2001 (6.5% and 6.1%)...........             219        341
Zero coupon notes, $735 million due 2011-2012 (13.4%).............             339        324
Other, due 2001-2026 (7.8% and 7.3%)..............................             206        280
                                                                            -------    -------
                                                                             2,750      3,530
Less current maturities of long-term debt.........................            (404)      (718)
                                                                            -------    -------
                                                                            $2,346     $2,812
                                                                            =======    =======

The weighted average interest rates in the above table include the effects of associated interest rate and currency swaps at year-end 2000 and 1999. Also, see Note 12 for a discussion of our use of interest rate and currency swaps, our management of the inherent credit risk and fair value information related to debt and interest rate and currency swaps.

Interest Rate Swaps

The following table indicates the notional amount and weighted average interest rates of interest rate swaps outstanding at year-end 2000 and 1999. The weighted average variable interest rates that we pay, which are primarily linked to either commercial paper or LIBOR rates, are based on rates as of the respective balance sheet date and are subject to change.

                                                         2000             1999
-------------------------------------------------------------------------------
Receive fixed-pay variable
    Notional amount............................        $1,242           $1,162
    Weighted average receive rate..............           4.8%             6.1%
    Weighted average pay rate..................           5.2%             6.1%

The terms of the interest rate swaps match the terms of the debt they modify. The swaps terminate at various dates through 2013. At year-end 2000, approximately 72% of total debt, including the effects of the associated interest rate swaps, was exposed to variable interest rates, compared to 67% in 1999. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Currency Swaps

We enter into currency swaps to hedge our currency exposure on certain non-U.S. dollar denominated debt upon issuance of such debt. The terms of the currency swaps match the terms of the debt they modify. The currency swaps terminate at various dates in 2001.

At year-end 2000, the aggregate carrying amount of debt denominated in Swiss francs and Luxembourg francs was $122 million. The payables under related currency swaps were $43 million, resulting in an effective U.S. dollar liability of $165 million with a weighted average interest rate of 6.6%, including the effects of related interest rate swaps.

At year-end 1999, the aggregate carrying amount of debt denominated in Swiss francs, Luxembourg francs and Australian dollars was $244 million. The payables under related currency swaps were $62 million, resulting in an effective U.S. dollar liability of $306 million with a weighted average interest rate of 6.3%, including the effects of related interest rate swaps.

Revolving Credit Facilities

We maintain $1.5 billion of revolving credit facilities. Of the $1.5 billion, $600 million expire in June 2001. The remaining $900 million expire in June 2005. The credit facilities exist largely to support issuances of short-term debt. Annually, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. These facilities are subject to normal banking terms and conditions.

The current reclassification of short-term borrowings to long-term debt reflects our intent and ability, through the existence of the unused credit facilities, to refinance these borrowings on a long-term basis.

Long-term debt outstanding at December 30, 2000 matures as follows during the next five years:

                         2001       2002       2003       2004        2005
---------------------------------------------------------------------------
Maturities               $404       $232       $417        $64         $62

Note 12 - Financial Instruments

Derivative Financial Instruments

Our policy prohibits the use of derivative financial instruments for speculative purposes and we have procedures in place to monitor and control their use. The following discussion excludes futures contracts used to hedge our commodity purchases.

Our use of derivative financial instruments primarily involves interest rate and currency swaps, which are intended to reduce borrowing costs by effectively modifying the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt they are intended to modify. The notional amount, interest payment and maturity dates of the swaps match the principal, interest payment and maturity dates of the related debt. Accordingly, any market risk or opportunity associated with these swaps is offset by the opposite market impact on the related debt. Our credit risk related to interest rate and currency swaps is considered low because such swaps are entered into only with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. Further, there is no significant concentration with counterparties. See Note 11 for the notional amounts, related interest rates and maturities of the interest rate and currency swaps.

At year-end 2000, we have forward contracts to exchange British pounds for U.S. dollars with an aggregate notional amount of $336 million. These contracts mature between 2001 and 2003 and are used to hedge U.S. dollar-denominated intercompany loans. Our credit risk is considered low because such forward exchange contracts are with strong creditworthy counterparties. Any market risk associated with these contracts is substantially offset by the opposite market impact on the related hedged items.

In addition, at year-end 2000, we have equity derivative contracts with financial institutions in the notional amount of $52 million. These prepaid forward contracts hedge a portion of our deferred compensation liability which is based on PepsiCo’s stock price. The change in the fair value of these contracts resulted in $19 million of income during 2000 and $6 million of expense during 1999. These changes in fair value were substantially offset by opposite changes in the amount of the underlying deferred compensation liability.

Fair Value

Carrying amounts and fair values of our financial instruments:

                                                          2000                    1999
-----------------------------------------------------------------------------------------------
                                                   Carrying     Fair      Carrying       Fair
                                                    Amount      Value       Amount       Value
                                                  ----------   -------    ---------     -------

Assets
 Cash and cash equivalents....................     $  864      $  864      $  964       $  964
 Short-term investments.......................     $  466      $  466      $   92       $   92
 Equity derivative contracts..................     $   66          66      $   47           47

Liabilities
Forward exchange contracts                         $    9      $    9      $    -       $    -
Debt
 Short-term borrowings and
  long-term debt, excluding capital leases....     $2,415      $2,556      $3,042       $3,121
 Debt-related derivative instruments
  Interest rate swaps in asset position.......          -         (10)          -            -
  Interest rate swaps in liability position...          -           5           -           29
  Combined currency and interest rate
   swaps in liability position................         43          46          62           57
                                                   -------     -------     -------      -------
    Net debt..................................     $2,458      $2,597      $3,104       $3,207
                                                   =======     =======     =======      =======

The above carrying amounts are included in the Consolidated Balance Sheet under the indicated captions, except for combined currency and interest rate swaps, which are included in the appropriate current or noncurrent asset or liability caption. Short-term investments consist primarily of debt securities and have been classified as held-to-maturity. Equity derivative contracts are classified within prepaid expenses and forward exchange contracts are classified within accounts payable and other current liabilities.

Because of the short maturity of cash equivalents and short-term investments, the carrying amounts approximate fair values. The fair values of debt, debt-related derivative instruments and forward derivative instruments were estimated using market quotes and calculations based on market rates. We have unconditionally guaranteed $2.3 billion of Bottling Group, LLC's long-term debt. The guarantee had a fair value of $66 million at December 30, 2000 and $64 million at December 25, 1999 based on market rates.

Note 13 - Income Taxes

U.S. and foreign income before income taxes:

                                       2000          1999           1998
-------------------------------------------------------------------------
U.S.........................         $2,126        $2,771         $1,629
Foreign.....................          1,084           885            634
                                     -------       -------        -------
                                     $3,210        $3,656         $2,263
                                     =======       =======        =======

Provision for income taxes:

                                       2000          1999           1998
-------------------------------------------------------------------------
Current:   Federal.........          $  771        $  730         $ (193)
           Foreign.........             157           306            267
           State...........              36            40             46
                                     -------       -------        -------
                                        964         1,076            120
                                     -------       -------        -------
Deferred:  Federal.........              60           519            136
           Foreign.........             (10)          (12)             4
           State...........              13            23             10
                                     -------       -------        -------
                                         63           530            150
                                     -------       -------        -------
                                     $1,027        $1,606         $  270
                                     =======       =======        =======

Reconciliation of the U.S. Federal statutory tax rate to our effective tax rate:

                                                          2000         1999        1998
----------------------------------------------------------------------------------------
U.S. Federal statutory tax rate....................       35.0%        35.0%       35.0%
State income tax, net of Federal tax benefit.......        1.0          1.1         1.6
Lower taxes on foreign results.....................       (3.0)        (2.7)       (3.0)
Settlement of prior years' audit issues............          -            -        (5.7)
Puerto Rico settlement.............................          -            -       (21.8)
Bottling transactions..............................          -         10.6           -
Asset impairment and restructuring.................          -            -         3.4
Other, net.........................................       (1.0)        (0.1)        2.4
                                                          -----        -----      ------
Effective tax rate ................................       32.0%        43.9%       11.9%
                                                          =====        =====      ======

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

Deferred tax liabilities (assets):

                                                                  2000             1999
----------------------------------------------------------------------------------------
Investments in unconsolidated affiliates................       $   672          $   667
Property, plant and equipment...........................           576              545
Safe harbor leases......................................            94              101
Zero coupon notes.......................................            73               76
Intangible assets other than nondeductible goodwill.....            54               47
Other...................................................           404              328
                                                               --------         --------
Gross deferred tax liabilities..........................         1,873            1,764
                                                               --------         --------

Net operating loss carryforwards........................          (443)            (450)
Postretirement benefits.................................          (187)            (179)
Various current liabilities and other...................          (640)            (626)
                                                               --------         --------
Gross deferred tax assets...............................        (1,270)          (1,255)
Deferred tax asset valuation allowances.................           464              461
                                                               --------         --------
Deferred tax assets, net of valuation allowances........          (806)            (794)
                                                               --------         --------
Net deferred tax liabilities............................       $ 1,067          $   970
                                                               ========         ========

Included in:
 Prepaid expenses and other current assets..............       $  (294)         $  (239)
 Deferred income taxes..................................         1,361            1,209
                                                               --------         --------
                                                               $ 1,067          $   970
                                                               ========         ========

Net operating loss carryforwards totaling $2.9 billion at year-end 2000 are being carried forward and are available to reduce future taxable income of certain subsidiaries in a number of foreign and state jurisdictions. These net operating losses will expire as follows: $0.1 billion in 2001, $2.5 billion between 2002 and 2016 and $0.3 billion may be carried forward indefinitely.

Valuation allowances have been established primarily for deferred tax assets related to net operating losses in certain state and foreign tax jurisdictions where the amount of expected future taxable income from operations does not support the recognition of these deferred tax assets.

Analysis of Valuation Allowances:

                                                       2000         1999         1998
--------------------------------------------------------------------------------------
Balance, beginning of year....................         $461         $571         $458
 Provision....................................            1           81          113
 Other additions/deductions...................            2         (191)           -
                                                       -----        -----        -----
Balance, end of year..........................         $464         $461         $571
                                                       =====        =====        =====

Other additions/deductions include currency translation effect, and in 1999 the impact of the bottling transactions.

Deferred tax liabilities are not recognized for temporary differences related to investments in foreign subsidiaries and in unconsolidated foreign affiliates that are essentially permanent in duration. It would not be practicable to determine the amount of any such deferred tax liabilities.

Note 14 - Employee Stock Options

Stock options are granted to employees under two different incentive plans:

•  the SharePower Stock Option Plan (SharePower) and
•  the Long-Term Incentive Plan (LTIP).

SharePower

SharePower stock options are granted to essentially all full-time employees. SharePower options generally have a 10 year term. Beginning in 1998, the number of SharePower options granted is based on each employee’s annual earnings and tenure and generally become exercisable after three years. Prior to 1998, the number of options granted was based on each employee’s annual earnings and generally became exercisable ratably over five years.

LTIP

Beginning in 1998, all executive (including middle management) awards are made under the LTIP. Under the LTIP, an executive generally receives an award based on a multiple of base salary. Two-thirds of the award consists of stock options with an exercise price equal to the average stock price on the date of the award. These options generally become exercisable at the end of three years and have a 10 year term. At the date of the award, the executive selects whether the remaining one-third of the award will be granted in stock options or paid in cash at the end of three years. The number of options granted or the cash payment, if any, will depend on the attainment of prescribed performance goals over the three year measurement period. If the executive chooses stock options, they are granted with an exercise price equal to the average stock price on the date of the grant, vest immediately and have a 10 year term. If the executive chooses a cash payment, one dollar of cash will be received for every four dollars of the award. Amounts expensed for expected cash payments were $36.7 million in 2000, $17.9 million in 1999 and $7 million in 1998. At year-end 2000, 125 million shares were available for grants under the LTIP.

Prior to 1998

Prior to 1998, Stock Option Incentive Plan (SOIP) options were granted to middle management employees and were exercisable after one year. LTIP options were granted to senior management employees and were generally exercisable after four years. Both SOIP and LTIP options have 10 year terms. Certain LTIP options could be exchanged by employees for a specified number of performance share units (PSUs) within 60 days of the grant date. The value of a PSU was fixed at the stock price at the grant date and the PSU was payable four years from the grant date, contingent upon attainment of prescribed performance goals. At year-end 2000, there were no PSUs outstanding. There were 68,000 and 84,000 PSUs outstanding in 1999 and 1998, respectively. Payment of PSUs was made in cash and/or in stock as approved by the Compensation Committee of our Board of Directors. Amounts expensed for PSUs were $0.3 million in 1999 and $1 million in 1998.

     Stock option activity:

(Options in thousands)                    2000                  1999               1998
-----------------------------------------------------------------------------------------------
                                             Weighted              Weighted            Weighted
                                              Average               Average             Average
                                             Exercise              Exercise            Exercise
                                   Options      Price    Options      Price   Options     Price
                                  -------------------------------  --------  ------------------
Outstanding at
 beginning of year..............   163,383     $26.90    146,991     $23.28   146,329    $18.95
  Granted.......................    23,111      34.42     44,017      35.04    34,906     36.33
  Exercised.....................   (29,546)     18.90    (19,646)     15.68   (28,076)    15.31
  Surrendered for PSUs..........         -          -          -          -       (24)    37.46
  Forfeited/expired.............    (9,141)     34.48     (7,979)     33.34    (6,144)    28.83
                                   --------              --------             --------
Outstanding at
 end of year....................   147,807      29.13    163,383      26.90   146,991     23.28
                                   ========              ========             ========
Exercisable at end of year (a)..    62,656     $21.72     75,045     $18.98    82,692    $16.74
                                   ========              ========             ========

-----------------------------------------------------------------------------------------------
Weighted average fair
 value of options granted
 during the year................               $11.85                $10.43              $ 9.82
-----------------------------------------------------------------------------------------------

   (a) In connection with the 1999 bottling  transactions,  substantially all non-vested PepsiCo capital stock options held by bottling employees  vested.  The acceleration  resulted in a $46 million pre-tax charge included in the  determination of the related net gain.

   Stock options outstanding and exercisable at December 30, 2000:

                                      Options Outstanding            Options Exercisable
                      ----------------------------------------     ------------------------
                                      Weighted
                                       Average       Weighted                     Weighted
                                     Remaining        Average                      Average
Range of                           Contractual       Exercise                     Exercise
Exercise Price         Options            Life          Price       Options          Price
------------------    --------     ------------     ---------      --------      ---------
$ 4.25 to $13.88         5,940        1.57 yrs.       $ 9.67          5,936        $ 9.67
$14.20 to $32.25        72,282        5.26             24.43         48,380         20.93
$32.40 to $47.00        69,585        7.92             35.95          8,340         34.94
                       -------                                       -------
                       147,807        6.32             29.13         62,656         21.72
                       =======                                       =======

Pro forma income and pro forma income per share, as if we had recorded compensation expense based on fair value for stock-based awards:

                                                  2000          1999           1998
------------------------------------------------------------------------------------
Reported

Net income...............................       $2,183        $2,050         $1,993
Income per share - basic.................       $ 1.51        $ 1.40         $ 1.35
Income per share - assuming dilution.....       $ 1.48        $ 1.37         $ 1.31

Pro Forma

Net income...............................       $2,000        $1,904         $1,888
Income per share - basic.................       $ 1.38        $ 1.30         $ 1.28
Income per share - assuming dilution            $ 1.36        $ 1.27         $ 1.24

------------------------------------------------------------------------------------

The pro forma amounts disclosed above are not fully representative of the effects of stock-based awards because, except for the impact resulting from the bottling transactions, the amounts exclude the pro forma cost related to the unvested stock options granted before 1995.

We estimate the fair value of stock-based awards using the Black-Scholes option-pricing model based on the following weighted average assumptions for options granted during the year:

                                                 2000           1999           1998
-------------------------------------------------------------------------------------
Risk free interest rate................           6.7%           5.2%           4.7%
Expected life..........................         5 yrs.         5 yrs.         5 yrs.
Expected volatility....................            29%            27%            23%
Expected dividend yield................          1.08%          1.34%          1.14%
-------------------------------------------------------------------------------------

Note 15 - Pension and Postretirement Benefits

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

Components of net periodic benefit cost:

                                                              2000         1999          1998
-----------------------------------------------------------------------------------------------
                                                                         Pension
                                                            -----------------------------------
Service cost...........................................      $  92        $  99         $  95
Interest cost..........................................        138          128           136
Expected return on plan assets.........................       (151)        (156)         (169)
Amortization of transition asset.......................         (2)          (2)           (9)
Amortization of prior service amendments...............          6            8            12
Amortization of net loss...............................          6           15             5
                                                             ------       ------        ------
Net periodic benefit cost..............................         89           92            70
Curtailment/settlement loss............................          -           52             9
Special termination benefits...........................          -           10             4
                                                             ------       ------        ------
Net periodic benefit cost including curtailments/
 settlements and special termination benefits..........      $  89        $ 154         $  83
                                                             ======       ======        ======

Components of net periodic benefit cost:
                                                              2000         1999          1998
----------------------------------------------------------------------------------------------
                                                                      Postretirement
                                                             ---------------------------------
Service cost...........................................      $  16        $  16         $  16
Interest cost..........................................         37           35            39
Amortization of prior service amendments...............        (12)         (14)          (18)
Amortization of net gain...............................         (1)          (1)           (2)
                                                             ------       ------        ------
Net periodic benefit cost..............................         40           36            35
Special termination benefits...........................          -            3             1
                                                             ------       ------        ------
Net periodic benefit cost including
 special termination benefits..........................      $  40        $  39         $  36
                                                             ======       ======        ======

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Change in benefit obligation:

                                                2000         1999         2000         1999
--------------------------------------------------------------------------------------------
                                                    Pension                 Postretirement
                                              --------------------        ------------------
Obligation at beginning of year.........      $1,872       $2,479         $468        $ 644
Service cost............................          92           99           16           16
Interest cost...........................         138          128           37           35
Plan amendments.........................           3            1            -            -
Participant contributions...............           5            6            -            -
Actuarial (gain)/loss...................         (28)           3           27            6
Acquisitions/(divestitures).............           3         (717)           -         (205)
Benefit payments........................        (104)        (134)         (25)         (31)
Special termination benefits............           -           10            -            3
Foreign currency adjustment.............         (28)          (3)           -            -
                                              -------      -------        -----       ------
Obligation at end of year...............      $1,953       $1,872         $523        $ 468
                                              =======      =======        =====       ======

Change in fair value of plan assets:

                                                 2000        1999         2000      1999
-----------------------------------------------------------------------------------------
                                                     Pension              Postretirement
                                               -------------------        ---------------
Fair value at beginning of year..........      $1,615      $2,045         $  -      $  -
Actual return on plan assets.............         285         343            -         -
Acquisitions/(divestitures)..............          14        (659)           -         -
Employer contributions...................          92          17           25        31
Participant contributions................           5           6            -         -
Benefit payments.........................        (104)       (134)         (25)      (31)
Foreign currency adjustment..............         (30)         (3)           -         -
                                               -------    --------        -----     -----
Fair value at end of year................      $1,877     $ 1,615         $  -      $  -
                                               =======    ========        =====     =====

In 1999, as a result of the bottling transactions, $717 million of pension benefit obligation and $205 million of postretirement benefit obligation were assumed by bottling affiliates. In addition, bottling affiliate plans assumed ownership of $659 million of pension assets. The net gain on the bottling transactions includes a curtailment/settlement net loss of $52 million.

Selected information for plans with accumulated benefit obligation in excess of plan assets:

                                              2000       1999         2000        1999
---------------------------------------------------------------------------------------
                                                  Pension              Postretirement
                                            ------------------      --------------------
Projected benefit obligation...........      $(208)     $(780)       $(523)      $(468)
Accumulated benefit obligation.........      $(101)     $(586)       $(523)      $(468)
Fair value of plan assets..............      $   9      $ 500        $   -       $   -

Funded status as recognized in the Consolidated Balance Sheet:

                                              2000       1999         2000        1999
---------------------------------------------------------------------------------------
                                                 Pension              Postretirement
                                            ------------------      -------------------
Funded status at end of year...........      $ (76)     $(257)       $(523)      $(468)
Unrecognized prior service cost........         30         34          (21)        (33)
Unrecognized (gain)/loss...............       (121)        61           50          14
Unrecognized transition asset..........         (1)        (3)           -           -
                                             ------     ------       ------      ------
Net amounts recognized.................      $(168)     $(165)       $(494)      $(487)
                                             ======     ======       ======      ======

Net amounts as recognized in the consolidated balance sheet:

                                              2000       1999         2000        1999

---------------------------------------------------------------------------------------
                                                 Pension              Postretirement
                                             -----------------       ------------------
Prepaid benefit cost...................      $ 115      $ 117        $   -       $   -
Intangible assets......................          1          -            -           -
Accrued benefit liability..............       (292)      (287)        (494)       (487)
Accumulated other comprehensive income.          8          5            -           -
                                             ------     ------       ------      ------
Net amounts recognized.................      $(168)     $(165)       $(494)      $(487)
                                             ======     ======       ======      ======

Weighted-average assumptions at end of year:

                                                        2000       1999        1998
------------------------------------------------------------------------------------
                                                                 Pension
                                                     -------------------------------
Discount rate for benefit obligation...........         7.9%        7.7%        6.8%
Expected return on plan assets.................        10.3%       10.4%       10.2%
Rate of compensation increase..................         4.5%        4.6%        4.7%

The discount rate assumption used to compute the postretirement benefit obligation at year end was 8.0% in 2000 and 7.75% in 1999.

Measurement Date

We use a September 30 measurement date.

Components of Pension Assets

The pension plan assets are principally stocks and bonds. These assets include approximately 4.7 million shares of PepsiCo capital stock with a fair value of $214 million in 2000 and 6.5 million shares with a fair value of $198 million in 1999. To maintain diversification, 1.8 million shares of PepsiCo capital stock were sold in 2000 and .5 million shares were sold in 1999. In addition, in 1999, PBG pension plans assumed ownership of 3.1 million shares of PepsiCo capital stock with a fair value of $95 million.

Health Care Cost Trend Rates

An average increase of 5.9% in the cost of covered postretirement medical benefits is assumed for 2001 for employees who retire without cost sharing. This average increase is then projected to decline gradually to 5.5% in 2005 and thereafter.

An average increase of 5.5% in the cost of covered postretirement medical benefits is assumed for 2001 for employees who retire with cost sharing. This average increase is then projected to decline to zero in 2003 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one percentage point change in assumed health care costs would have the following effects:

                                                                  1% Increase      1% Decrease
                                                                 --------------   -------------
Effect on total of 2000 service and interest cost components..        $ 2              $ (2)
Effect on the 2000 accumulated postretirement
 benefit obligation...........................................        $26              $(24)

Note 16 - Commitments, Contingencies and Leases

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Contingent liabilities primarily reflect guarantees to support financial arrangements of certain unconsolidated affiliates, including the unconditional guarantee for $2.3 billion of Bottling Group, LLC’s long-term debt. We believe that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

We have non-cancelable commitments under both capital and long-term operating leases, primarily for warehouses, distribution centers and office space. Capital and operating lease commitments expire at various dates through 2047 and may provide for renewal or purchase options. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments under non-cancelable leases:

                                                           Capital        Operating
                                                          ---------      -----------
2001..................................................       $ 1            $101
2002..................................................         1              83
2003..................................................         -              66
2004..................................................         -              32
2005..................................................         -              24
Later years...........................................         2              99
                                                            -----          ------
Total minimum lease payments..........................         4            $405
                                                                           ======
Less imputed interest.................................        (1)
                                                            -----
Present value of net minimum capital lease payments...       $ 3
                                                            =====

Capitalized leases, included as property, plant and equipment, were $14 million in 2000 and $13 million in 1999. The related accumulated amortization was $7 million in 2000 and $7 million in 1999. Amortization expense related to capitalized leases was $1 million in 2000, $1 million in 1999 and $6 million in 1998.

Details of rental expense

:
                                     2000      1999       1998
---------------------------------------------------------------
Minimum.....................         $117       $91       $141
Contingent..................            2         1          1
                                     -----      ----      -----
                                     $119       $92       $142
                                     =====      ====      =====

Note 17 - Business Segments

In 1998, we adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Business Enterprise and Related ted Information, which is based on management reporting. In early 1999, in contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our Pepsi-Cola business. Accordingly, our 1999 disclosure presents operating results consistent with the new Pepsi-Cola organization. 1998 amounts have been reclassified to conform to the 1999 and 2000 presentation. Therefore, the results in 1998 and through the applicable transaction closing dates in 1999 of consolidated bottling operations in which we now own an equity interest are presented separately with the 1998 and first quarter 1999 equity income or loss of other unconsolidated bottling affiliates. From the applicable transaction closing dates in 1999, the equity income of those previously consolidated bottling operations and the equity income or loss of other unconsolidated bottling affiliates from the second quarter of 1999, are presented separately below operating profit in the Condensed Consolidated Statement of Income. The combined results of our five reportable segments are referred to as New PepsiCo.

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

Frito-Lay North America

Frito-Lay North America manufactures, markets, sells and distributes salty and sweet snacks. Products manufactured and sold in North America include Lay’s and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Cheetos brand cheese-flavored snacks, Fritos brand corn chips, a variety of branded dips and salsas and Rold Gold brand pretzels. Low-fat and no-fat versions of several brands are also manufactured and sold in North America.

Frito-Lay International

Frito-Lay International manufactures, markets, sells and distributes salty and sweet snacks. Products include Walkers brand snack foods in the United Kingdom, Smith’s brand snack foods in Australia, Sabritas brand snack foods and Alegro and Gamesa brand sweet snacks in Mexico. Many of our U.S. brands have been introduced internationally such as Lay’s and Ruffles brand potato chips, Doritos and Tostitos brand tortilla chips, Fritos brand corn chips and Cheetos brand cheese-flavored snacks.

Principal international snack markets include Mexico, the United Kingdom, Brazil, Spain, the Netherlands, Australia and South Africa.

Pepsi-Cola North America

Pepsi-Cola North America manufactures concentrates of brand Pepsi, Mountain Dew, Mug, Slice, Fruitworks, Sierra Mist and other brands for sale to franchised bottlers. PCNA also sells syrups to national fountain accounts. PCNA markets and promotes its brands. PCNA also manufactures, markets and distributes ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks and licenses the processing, distribution and sale of Aquafina bottled water. In addition, PCNA manufactures and sells Dole juice drinks for distribution and sale by Pepsi-Cola bottlers.

Pepsi-Cola International

Pepsi-Cola International manufactures concentrates of brand Pepsi, 7UP, Mirinda, KAS, Mountain Dew and other brands internationally for sale to franchised bottlers and company-owned bottlers. PCI operates bottling plants and distribution facilities in various international markets for the production, distribution and sale of company-owned and licensed brands. PCI markets and promotes its brands internationally.

Principal international markets include Mexico, China, Saudi Arabia, India, Argentina, Thailand, the United Kingdom, Spain, the Philippines and Brazil.

Tropicana

Tropicana produces, markets, sells and distributes its juices in the United States and internationally. Products primarily sold in the United States include Tropicana Pure Premium, Season’s Best, Tropicana Twister and Dole brand juices. Many of these products are distributed and sold in Canada and brands such as Fruvita, Looza and Copella are also available in Europe.

Principal international markets include Canada, the United Kingdom and France.

Fiscal Year

Comparisons of 2000 to 1999 and 1998 are affected by an additional week of results in the 2000 reporting period. The estimated impact of the fifty-third week on 2000 segment results is as follows:

                                                      Operating
                                      Net Sales         Profit
                                     -----------     -----------

Frito-Lay
- North America...............          $164             $40
- International...............            61              10
Pepsi-Cola North America......            36              13
Tropicana.....................            33               5
                                       ------           -----
                                        $294              68
                                       ======
Corporate unallocated.........                            (6)
                                                        -----
                                                         $62
                                                        =====

Impairment and Restructuring Charges By Segment
-----------------------------------------------

                                           1999       1998
                                          ------     ------

Frito-Lay North America...............      $65       $ 54
Pepsi-Cola
- North America.......................        -          6
- International.......................        -          6
                                           -----     ------
Combined segments.....................       65         66
Bottling operations/Investments.......        -        222
                                           -----     ------
                                            $65       $288
                                           =====     ======

See Note 4 for details on the above asset impairment and restructuring charges.

BUSINESS SEGMENTS

                                              2000             1999            1998
-----------------------------------------------------------------------------------
                                                            Net Sales
                                           ----------------------------------------
Frito-Lay
- North America......................      $ 8,562          $ 7,865         $ 7,474
- International......................        4,319            3,750           3,501
Pepsi-Cola
- North America......................        3,289            2,605           1,389
- International......................        1,842            1,771           1,600
Tropicana............................        2,426            2,253             722
                                           --------         --------        --------
New PepsiCo..........................       20,438           18,244          14,686
Bottling operations/investments......           -             2,123           7,662
                                           --------         --------        --------
                                           $20,438          $20,367         $22,348
                                           ========         ========        ========

BUSINESS SEGMENTS (continued)

                                               2000         1999          1998
--------------------------------------------------------------------------------
                                                     Operating Profit (a)
                                             -----------------------------------
Frito-Lay
- North America......................        $1,851       $1,580        $1,424
- International......................           493          406           367
Pepsi-Cola
- North America......................           833          751           732
- International......................           148          108            99
Tropicana............................           225          170            40
                                             -------      -------       -------
Combined segments....................         3,550        3,015         2,662
Corporate (b)........................          (325)        (250)         (202)
                                             -------      -------       -------
New PepsiCo..........................         3,225        2,765         2,460
Bottling operations/investments......             -           53           124
                                             -------      -------       -------
                                             $3,225       $2,818        $2,584
                                             =======      =======       =======

-------------------------------------------------------------------------------
                                                        Total Assets
                                            -----------------------------------
Frito-Lay
- North America......................       $ 4,119      $ 4,013       $ 3,915
- International......................         4,085        4,170         4,039
Pepsi-Cola
- North America......................           836          729           547
- International......................         1,432        1,454         1,177
Tropicana............................         3,743        3,708         3,661
                                            --------     --------      --------
Combined segments....................        14,215       14,074        13,339
Corporate (c)........................         1,592        1,008           215
Bottling operations/investments......         2,532        2,469         9,106
                                            --------     --------      --------
                                            $18,339      $17,551       $22,660
                                            ========     ========      ========

-------------------------------------------------------------------------------

                                             Amortization of Intangible Assets
                                           ------------------------------------
Frito-Lay
- North America......................       $     7      $     8       $     7
- International......................            46           46            43
Pepsi-Cola
- North America......................             2            2             3
- International......................            14           13             8
Tropicana............................            69           70            22
                                            --------     --------      --------
Combined segments....................           138          139            83
Bottling operations/investments......            -            44           139
                                            --------     --------      --------
                                            $   138      $   183       $   222
                                            ========     ========      ========

BUSINESS SEGMENTS (continued)

                                             2000           1999          1998
-------------------------------------------------------------------------------
                                               Depreciation and Other
                                                Amortization Expense
                                         --------------------------------------
Frito-Lay
- North America......................     $   366        $   338       $   326
- International......................         172            149           142
Pepsi-Cola
- North America......................          94             72            30
- International......................          91             85            64
Tropicana............................          83             81            27
                                          --------       --------      --------
Combined segments....................         806            725           589
Corporate............................          16             10             8
Bottling operations/investments......           -            114           415
                                          --------       --------      --------
                                          $   822        $   849       $ 1,012
                                          ========       ========      ========

-------------------------------------------------------------------------------
                                         Significant Other Noncash Items (d)
                                         --------------------------------------

Frito-Lay North America..............                    $    37       $    54
Pepsi-Cola International.............                          -             6
                                                         --------      --------
Combined segments....................                         37            60
Bottling operations/investments......                          -           194
                                                         --------      --------
                                                         $    37       $   254
                                                         ========      ========

-------------------------------------------------------------------------------
                                                      Capital Spending
                                         --------------------------------------
Frito-Lay
- North America......................     $   502        $   472       $   402
- International......................         264            282           314
Pepsi-Cola
- North America......................          59             22            21
- International......................          72             82            46
Tropicana............................         134            123            50
                                          --------       --------      --------
Combined segments....................       1,031            981           833
Corporate............................          36             42            29
Bottling operations/investments......           -             95           543
                                          --------       --------      --------
                                          $ 1,067        $ 1,118       $ 1,405
                                          ========       ========      ========

BUSINESS SEGMENTS (continued)

                                             2000           1999          1998
-------------------------------------------------------------------------------
                                                       Investments in
                                                  Unconsolidated Affiliates
                                          -------------------------------------
Frito-Lay International..............     $   373        $   284       $   341
Pepsi-Cola North America.............          32             50            33
Tropicana............................          19             21            22
                                          --------       --------      --------
Combined segments....................         424            355           396
Corporate............................          22             22            22
Bottling operations/investments......       2,532          2,469           978
                                          --------       --------      --------
                                          $ 2,978        $ 2,846       $ 1,396
                                          ========       ========      ========

-------------------------------------------------------------------------------
                                                Equity Income/(Loss) from
                                                Unconsolidated Affiliates
                                          -------------------------------------

Frito-Lay International..............     $    26        $     3       $    (5)
Pepsi-Cola North America.............          33             31            21
Tropicana............................           2              2             1
                                          --------       --------      --------
Combined segments....................          61             36            17
Bottling operations/investments......         130             76             8
                                          --------       --------      --------
                                          $   191        $   112       $    25
                                          ========       ========      ========

GEOGRAPHIC AREAS

-------------------------------------------------------------------------------
                                                           Net Sales
                                          -------------------------------------
United States........................     $13,179        $11,772       $ 8,782
International........................       7,259          6,472         5,904
                                          --------       --------      --------
Combined segments....................      20,438         18,244        14,686
Bottling operations/investments......           -          2,123         7,662
                                          --------       --------      --------
                                          $20,438        $20,367       $22,348
                                          ========       ========      ========

-------------------------------------------------------------------------------
                                                     Long-Lived Assets (e)
                                          -------------------------------------
United States........................     $ 8,179        $ 7,980       $ 6,732
International........................       4,722          4,867         4,276
Combined segments....................      12,901         12,847        11,008
Bottling operations/investments......           -              -         6,702
                                          --------       --------      --------
                                          $12,901        $12,847       $17,710
                                          ========       ========      ========

-----------------------------------------------------------------------------------------------
(a) Includes asset impairment and restructuring charges.
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
(e) Represents  net  property, plant  and equipment, net intangible assets  and investments in unconsolidated affiliates.

Note 18 - Selected Quarterly Financial Data

(unaudited)                                                  First Quarter (a)
                                                                (12 Weeks)
                                                             2000          1999
--------------------------------------------------------------------------------
Net sales...........................................     $  4,191         5,114
Gross profit........................................     $  2,514         2,974
Asset impairment and restructuring charges (b)......     $      -            65

Gain on bottling transactions (c)...................     $      -             -

Net income (d)......................................     $     422          333
Net income per share - basic........................     $    0.29         0.23
Net income per share - assuming dilution............     $    0.29         0.22
Cash dividends declared per share                        $   0.135         0.13
Stock price per share (e)
  High..............................................     $  38 5/8      42 9/16
  Low...............................................     $29 11/16      36 3/16
  Close.............................................     $      33     39 15/16
--------------------------------------------------------------------------------
                                                            Second Quarter (a)
                                                                (12 Weeks)
                                                           2000            1999
--------------------------------------------------------------------------------
Net sales...........................................     $   4,928        4,982
Gross profit........................................     $   3,037        2,970
Asset impairment and restructuring charges (b)......     $       -            -
Gain on bottling transactions (c)...................     $       -        1,000
Net income (d)......................................     $     563          743
Net income per share - basic........................     $    0.39         0.50
Net income per share - assuming dilution............     $    0.38         0.49
Cash dividends declared per share                        $    0.14        0.135
Stock price per share (e)
  High..............................................     $  42 1/2      41 7/16
  Low...............................................     $ 31 9/16      34 1/16
  Close.............................................     $  41 1/4       35 3/8
--------------------------------------------------------------------------------
                                                             Third Quarter (a)
                                                                 (12 Weeks)
                                                              2000         1999
--------------------------------------------------------------------------------
Net sales...........................................     $   4,909        4,591
Gross profit........................................     $   3,044        2,798
Asset impairment and restructuring charges (b)......     $       -            -
Gain on bottling transactions (c)...................     $       -            -
Net income (d)......................................     $     587          484
Net income per share - basic........................     $    0.41         0.33
Net income per share - assuming dilution............     $    0.40         0.32
Cash dividends declared per share                        $    0.14        0.135
Stock price per share (e)
  High..............................................     $ 47 1/16       41 1/2
  Low...............................................     $39 11/16       33 3/8
  Close.............................................     $ 42 5/16       34 5/8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                           Fourth Quarter (f)
                                                        (17 Weeks)   (16 Weeks)
                                                              2000         1999
--------------------------------------------------------------------------------
Net sales...........................................     $   6,410        5,680
Gross profit........................................     $   3,900        3,427
Asset impairment and restructuring charges (b)......     $       -            -
Gain on bottling transactions (c)...................     $       -            -
Net income (d)......................................     $     611          490
Net income per share - basic........................     $    0.42         0.34
Net income per share - assuming dilution............     $    0.41         0.33
Cash dividends declared per share                        $    0.14        0.135
Stock price per share (e)
  High..............................................     $49 15/16       37 3/4
  Low...............................................     $ 41 5/16       30 1/8
  Close.............................................     $ 49 9/16      35 7/16
--------------------------------------------------------------------------------
                                                           Full Year (a) (f)
                                                        (53 Weeks)   (52 Weeks)
                                                              2000         1999
--------------------------------------------------------------------------------
Net sales...........................................     $  20,438       20,367
Gross profit........................................     $  12,495       12,169
Asset impairment and restructuring charges (b)......     $       -           65
Gain on bottling transactions (c)...................     $       -        1,000
Net income (d)......................................     $   2,183        2,050
Net income per share - basic........................     $    1.51         1.40
Net income per share - assuming dilution............     $    1.48         1.37
Cash dividends declared per share                        $   0.555        0.535
Stock price per share (e)
  High..............................................     $49 15/16      42 9/16
  Low...............................................     $29 11/16       30 1/8
  Close.............................................     $ 49 9/16      35 7/16

-----------------------------------------------------------------------------------------------
(a)  1999 includes the operating  results of deconsolidated  bottling operations through their respective closing dates (see Note 2).
(b)  First quarter 1999 includes  an asset impairment and  restructuring charge of $65 million
     ($40 million after-tax or $0.03 per share) (see Note 4).
(c)  Second  quarter 1999 gain on  bottling  transactions of $1.0 billion ($270 million after-
     tax or $0.18 per share) relates to the PBG and Whitman bottling transactions (see Note 2).
(d)  Includes, in 1999, in addition to $270  million associated with the bottling transactions described in (c) above, a tax  provision of $25 million (or $0.02 per share) in the third quarter related to the PepCom transaction.
(e)  Represents  the  composite high and  low sales price and quarterly closing prices for one share of PepsiCo's capital stock.
(f)  Fiscal year  2000 consisted of fifty-three  weeks and 1999  consisted of fifty-two weeks.
     The favorable impact  for  the fourth quarter and full year to net sales was an estimated
     $294 million, to operating  profit was an estimated $62 million, and to net income was an estimated $44 million or $0.03 per share.

Note 19 - Subsequent Event and Proposed Merger

Subsequent Acquisition of South Beach Beverage Company, Inc.

On January 5, 2001, we completed the acquisition of South Beach Beverage Company, LLC for approximately $337 million in cash, retaining a 91% interest in the newly formed South Beach Beverage Company, Inc. (SoBe). SoBe manufactures and markets an innovative line of alternative non-carbonated beverages including fruit blends, energy drinks, dairy-based drinks, exotic teas and other beverages with herbal ingredients, which are distributed under license by a network of independent distributors, primarily in the United States.

Proposed Merger with The Quaker Oats Company

On December 4, 2000, we announced a merger agreement with The Quaker Oats Company (Quaker). Under the terms of this agreement, Quaker shareholders will receive 2.3 shares of PepsiCo capital stock subject to a maximum value of $105 for each Quaker share. In the event that the value exceeds $105, the exchange ratio is subject to adjustment. Further, if the value of PepsiCo shares received by Quaker shareholders for each Quaker share is below $92, Quaker may terminate the merger agreement. Based on the closing price of our stock of $42.375 per share on December 1, 2000, the proposed tax-free transaction is valued at $97.4625 per Quaker share. In conjunction with the merger agreement, we entered into a stock option agreement with Quaker which granted us an option, under certain circumstances, to purchase up to approximately 19.9% of the outstanding shares of Quaker common stock. The proposed merger is subject to certain closing conditions, including shareholder approval at both companies, and certain regulatory approvals. The merger is expected to close in the first half of 2001 and is expected to be accounted for as a “pooling-of-interests.”

Management’s Responsibility for Financial Statements

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

Management maintains a system of internal controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors consists solely of directors who are not salaried employees and who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member. The Committee meets during the year with representatives of management, including internal auditors and the independent accountants to review our financial reporting process and our controls to safeguard assets. Both our independent auditors and internal auditors have free access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 30, 2000 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

                                                         /S/ PETER A. BRIDGMAN
                                                         -------------------------------------
                                                         Peter A. Bridgman
                                                         Senior Vice President and Controller

                                                         /S/ INDRA K. NOOYI
                                                         -------------------------------------
                                                         Indra K. Nooyi
                                                         Senior Vice President and
                                                         Chief Financial Officer

Report of Independent Auditors

Board of Directors and Shareholders
PepsiCo, Inc.

We have audited the accompanying consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999 and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of PepsiCo, Inc.‘s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
February 2, 2001

Selected Financial Data

(in millions except per share amounts, unaudited)
PepsiCo, Inc. and Subsidiaries

                                                      2000(a)    1999(b)(c)     1998(c)(d)
--------------------------------------------------------------------------------------------
Net sales..........................................   $20,438        20,367         22,348
Income from continuing operations..................   $ 2,183         2,050          1,993
Income per share - continuing operations - basic...   $  1.51          1.40           1.35
Income per share - continuing operations
 - assuming dilution...............................   $  1.48          1.37           1.31
Cash dividends declared per share..................   $ 0.555         0.535          0.515
Total assets (e)...................................   $18,339        17,551         22,660
Long-term debt.....................................   $ 2,346         2,812          4,028

----------------------------------------------------------------------------

                                                       1997(c)      1996(c)
----------------------------------------------------------------------------
Net sales..........................................   $20,917        20,337
Income from continuing operations..................   $ 1,491           942
Income per share - continuing operations - basic...   $  0.98          0.60
Income per share - continuing operations
 - assuming dilution...............................   $  0.95          0.59
Cash dividends per share...........................   $  0.49         0.445
Total assets (e)...................................   $20,101        22,160
Long-term debt.....................................   $ 4,946         8,174

As a result of the bottling deconsolidation in 1999 and the Tropicana acquisition late in 1998, the data provided above is not comparable (see Note 1).

In 1997, we disposed of our restaurants segment and accounted for the disposal as discontinued operations. Accordingly, all information has been restated for 1997 and 1996.

(a)  The 2000 fiscal year consisted of fifty-three weeks versus  fifty-two weeks in our normal fiscal year.  The fifty-third week increased  2000 net sales by an estimated $294 million and net income by an estimated $44 million or $0.03 per share.
(b)  Includes a net gain on bottling transactions in 1999 of $1.0 billion ($270 million after-
     tax  or $0.18 per  share) and a tax  provision related to  the PepCom  transaction of $25 million ($0.02 per share).
(c)  Includes asset impairment and restructuring charges of $65 million ($40 million after-tax or $0.03 per share) in 1999, $288 million ($261 million  after-tax or $0.17 per share) in
     1998, $290 million ($239  million after-tax or $0.15  per share) in 1997 and $576 million
     ($527 million after-tax or $0.33 per share) in 1996 (see Note 4).
(d)  Includes a tax benefit of $494 million (or $0.32 per share) (see Note 13).
(e)  Includes net assets of discontinued operations of $4,450 million in 1996.