Form 10-Q
period 2001-03-24
PEPSICO INC
filed 2001-05-02
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2001 (12 weeks)

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

YES  X  NO

Number of shares of Capital Stock outstanding as of April 20, 2001:

1,463,935,770

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                               Page No.

  Part I   Financial Information

           Condensed Consolidated Statement of Income -
             12 Weeks Ended March 24, 2001 and March 18, 2000                      2

           Condensed Consolidated Statement of Cash Flows -
             12 Weeks Ended March 24, 2001 and March 18, 2000                      3

           Condensed Consolidated Balance Sheet -
             March 24, 2001 and December 30, 2000                                 4-5

           Condensed Consolidated Statement of Comprehensive Income -
             12 Weeks Ended March 24, 2001 and March 18, 2000                      6

           Notes to Condensed Consolidated Financial Statements                   7-12

           Management's Discussion and Analysis of Operations,
             Cash Flows, Liquidity and Capital Resources and Euro                13-19

           Independent Accountants' Review Report                                  20

  Part II  Other Information and Signatures                                        21

PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                                                         12 Weeks Ended
                                                                     ------------------------
                                                                      3/24/01        3/18/00
                                                                     ---------      ---------

Net Sales....................................................          $4,539         $4,191

Costs and Expenses
  Cost of sales..............................................           1,791          1,677
  Selling, general and administrative expenses...............           1,972          1,827
  Amortization of intangible assets..........................              35             32
                                                                     ---------      ---------

Operating Profit.............................................             741            655

Bottling equity income, net..................................               5              5
Interest expense.............................................             (43)           (47)
Interest income..............................................              19              7
                                                                     ---------      ---------

Income Before Income Taxes...................................             722            620

Provision for Income Taxes...................................             224            198
                                                                     ---------      ---------

Net Income...................................................          $  498         $  422
                                                                     =========      =========

Net Income Per Share - Basic.................................          $ 0.34         $ 0.29
                                                                     =========      =========

Average Shares Outstanding - Basic...........................           1,448          1,450

Net Income Per Share - Assuming Dilution.....................          $ 0.34         $ 0.29
                                                                     =========      =========

Average Shares Outstanding - Assuming Dilution...............           1,481          1,472

Cash Dividends Declared Per Share............................          $ 0.14         $0.135

See accompanying notes

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                                        12 Weeks Ended
                                                                    ------------------------
                                                                      3/24/01       3/18/00
                                                                    ----------     ---------
Cash Flows - Operating Activities
  Net income..................................................        $  498         $  422
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Bottling equity income, net............................            (5)            (5)
       Depreciation and amortization..........................            208           202
       Deferred income taxes..................................            (12)            2
       Other noncash charges and credits, net ................             32            63
    Net change in operating working capital...................           (648)         (477)
                                                                     ---------     ---------
Net Cash Provided by Operating Activities.....................             73           207
                                                                     ---------     ---------

Cash flows - Investing Activities
  Capital spending............................................           (171)         (142)
  Acquisitions and investments in unconsolidated affiliates...           (407)           (8)
  Short-term investments, by original maturity
     More than three months - purchases.......................           (292)         (173)
     More than three months - maturities......................            207           169
     Three months or less, net................................             (8)            -
  Other, net..................................................             22            49
                                                                     ---------     ---------
Net Cash Used for Investing Activities........................           (649)         (105)
                                                                     ---------     ---------

Cash flows - Financing Activities
  Proceeds from issuances of long-term debt...................             11           100
  Payments of long-term debt..................................           (129)         (240)
  Short-term borrowings, by original maturity
     More than three months - proceeds........................             31            19
     More than three months - payments........................            (23)          (18)
     Three months or less, net................................            345           271
  Cash dividends paid.........................................           (202)         (197)
  Share repurchases...........................................              -          (666)
  Proceeds from exercises of stock options....................             89            91
                                                                     ---------     ---------
Net Cash Provided by (Used for) Financing Activities..........            122          (640)
                                                                     ---------     ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..             (7)           (2)
                                                                     ---------     ---------

Net Decrease in Cash and Cash Equivalents.....................           (461)         (540)
Cash and Cash Equivalents - Beginning of year.................            864           964
                                                                     ---------     ---------

Cash and Cash Equivalents - End of period.....................         $  403        $  424
                                                                     =========     =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS

                                                                   (Unaudited)
                                                                      3/24/01        12/30/00
                                                                    ----------      ----------
Current Assets
  Cash and cash equivalents...................................        $   403         $   864
  Short-term investments, at cost.............................            560             466
                                                                    ----------      ----------
                                                                          963           1,330
  Accounts and notes receivable, less
    allowance:  3/01- $97, 12/00 - $104.......................          1,888           1,799

  Inventories
    Raw materials.............................................            448             433
    Work-in-process...........................................            224             160
    Finished goods............................................            331             312
                                                                    ----------      ----------
                                                                        1,003             905

  Prepaid expenses and other current assets...................            706             570
                                                                    ----------      ----------
     Total Current Assets.....................................          4,560           4,604

Property, Plant and Equipment.................................          9,624           9,539
Accumulated Depreciation......................................         (4,200)         (4,101)
                                                                    ----------      ----------
                                                                        5,424           5,438

  Intangible Assets, net
    Goodwill..................................................          3,955           3,576
    Trademarks................................................            561             582
    Reacquired franchise rights and
       other identifiable intangibles.........................            311             327
                                                                    ----------      ----------
                                                                        4,827           4,485

Investments in Unconsolidated Affiliates......................          2,964           2,978
Other Assets..................................................            885             834
                                                                    ----------      ----------

       Total Assets...........................................        $18,660         $18,339
                                                                    ==========      ==========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                      3/24/01        12/30/00
                                                                    ----------     -----------
Current Liabilities
   Short-term borrowings..........................................    $   126         $    72
   Accounts payable and other current liabilities.................      3,450           3,815
   Income taxes payable...........................................        131              48
                                                                    ----------     -----------
     Total Current Liabilities....................................      3,707           3,935

Long-term Debt....................................................      2,492           2,346

Other Liabilities.................................................      3,559           3,448

Deferred Income Taxes.............................................      1,345           1,361

Shareholders' Equity
   Capital stock, par value 1 2/3 cents per share:
    authorized 3,600 shares, issued 3/01 and 12/00 - 1,726 shares.         29              29
   Capital in excess of par value.................................        958             955
   Retained earnings..............................................     15,743          15,448
   Accumulated other comprehensive loss...........................     (1,361)         (1,263)
                                                                    ----------     -----------
                                                                       15,369          15,169
   Less:    Repurchased shares, at cost:
    3/01 - 276 shares, 12/00 - 280 shares.........................     (7,812)         (7,920)
                                                                    ----------     -----------

     Total Shareholders' Equity...................................      7,557           7,249
                                                                    ----------     -----------

       Total Liabilities and Shareholders' Equity.................    $18,660         $18,339
                                                                    ==========     ===========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT
OF COMPREHENSIVE INCOME
(in millions, unaudited)

                                                                           12 Weeks Ended
                                                                       -----------------------
                                                                        3/24/01       3/18/00
                                                                       ---------     ---------

Net Income........................................................         $498          $422

Other Comprehensive Income/(Loss)
    Currency translation adjustment, net of related taxes.........          (99)          (62)
    Cash flow hedges, net of related taxes:
        Cumulative effect of accounting change....................            5             -
        Net derivative losses.....................................           (1)            -
        Reclassification to net income............................           (5)            -
    Other.........................................................            2             4
                                                                       ---------     ---------

                                                                            (98)          (58)
                                                                       ---------     ---------

Comprehensive Income..............................................         $400          $364
                                                                       =========     =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in millions; all per share amounts assume dilution)

(1) General

Our Condensed Consolidated Balance Sheet at March 24, 2001 and the Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the 12 weeks ended March 24, 2001 and March 18, 2000 have not been audited and, except for the adoption of Statement of Financial Accounting Standards (SFAS) 133 as described in Note 5, have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2000 Annual Report on Form 10-K for the year ended December 30, 2000. In our opinion, this information includes all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

(2) Income Per Share

Reconciliation of shares outstanding at the beginning of the year to average shares outstanding:

                                                                           12 Weeks Ended
                                                                      -----------------------
                                                                       3/24/01       3/18/00
                                                                      ---------     ---------

Shares outstanding at beginning of period............................    1,446         1,455
Weighted average number of shares issued during the period for
   exercise of stock options.........................................        2             3
Weighted average shares repurchased..................................        -            (8)
                                                                      ---------     ---------
Average shares outstanding - Basic...................................    1,448         1,450
Effect of dilutive securities
    Dilutive shares issuable upon the exercise of stock options......      174           131
    Shares assumed to have been repurchased with assumed
       proceeds from the exercise of stock options...................     (141)         (109)
                                                                      ---------     ---------
Average shares outstanding - Assuming Dilution.......................    1,481         1,472
                                                                      =========     =========

Net Income...........................................................    $ 498         $ 422
                                                                      =========     =========

Net Income Per Share - Basic.........................................    $0.34         $0.29
                                                                      =========     =========

Net Income Per Share - Assuming Dilution.............................    $0.34         $0.29
                                                                      =========     =========

(3) Business Segments

                                                Net Sales                 Operating Profit
                                          ----------------------        ----------------------
                                             12 Weeks Ended                12 Weeks Ended
                                          ----------------------        ----------------------
                                           3/24/01      3/18/00          3/24/01      3/18/00
                                          ---------    ---------        ---------    ---------
Frito-Lay
- North America                             $1,946       $1,843             $417         $379
- International                                980          918              133           99
                                          ---------    ---------        ---------    ---------
                                             2,926        2,761              550          478
Pepsi-Cola
- North America                                771          639              182          158
- International                                275          259               25           21
                                          ---------    ---------        ---------    ---------
                                             1,046          898              207          179

Tropicana                                      567          532               60           60
                                          ---------    ---------        ---------    ---------
   Combined segments                        $4,539       $4,191              817          717
                                          =========    =========        ---------    ---------
Corporate unallocated                                                        (76)         (62)
                                                                        ---------    ---------
                                                                            $741         $655
                                                                        =========    =========

_______________________________________________________________________________________________

                                                                 Total Assets
                                                            ------------------------
                                                             3/24/01        12/30/00
                                                            --------        --------
Frito-Lay
- North America                                              $ 4,090         $ 4,119
- International                                                4,037           4,085

Pepsi-Cola
- North America                                                1,283             836
- International                                                1,476           1,432

Tropicana                                                      3,789           3,743
                                                            --------        --------
Combined segments                                             14,675          14,215
Corporate                                                      1,430           1,592
Bottling investments                                           2,555           2,532
                                                            --------        --------
   Total Assets                                              $18,660         $18,339
                                                            ========        ========

(4) Supplemental Cash Flow Information

                                                                          12 Weeks Ended
                                                                      -----------------------
                                                                       3/24/01       3/18/00
                                                                      ---------     ---------

           Interest paid...........................................      $  31          $ 40
           Income taxes paid.......................................      $ 103          $118

     Supplemental Schedule of Noncash Investing and Financing
         Activities
           Fair value of assets acquired...........................      $ 524          $  9
           Cash paid...............................................       (407)           (8)
                                                                      ---------     ---------
           Liabilities assumed.....................................      $ 117          $  1
                                                                      =========     =========

(5) Derivative Instruments and Hedging Activities

On December 31, 2000, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either current or non-current assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS 133 on December 31, 2000 increased assets by approximately $14 million and liabilities by approximately $9 million with approximately $5 million recognized in accumulated other comprehensive income and less than $1 million recognized in the Condensed Consolidated Statement of Income. Accumulated other comprehensive loss included a net accumulated derivative loss of $1 million as of March 24, 2001.

In the normal course of business, we manage risks associated with commodity prices, foreign exchange rates, interest rates and equity prices through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative financial and commodity instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

Accounting Policies

Using qualifying criteria defined in SFAS 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings.

On occasion, we may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the Condensed Consolidated Balance Sheet at fair value with changes in fair value recognized in earnings.

Commodity Prices

We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We manage this risk primarily through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivative instruments. Derivative instruments, including futures, options and swaps, are used to hedge fluctuations in prices of a portion of anticipated commodity purchases, primarily vegetable oil, corn, packaging materials, natural gas, fuel and juice concentrates. Our use of derivative instruments is not significant to our commodity purchases. Derivative instruments designated as hedges of anticipated commodity purchases are accounted for as either cash flow or natural hedges. The earnings impact from commodity hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items.

We expect to reclassify into earnings, during the next twelve months, currently deferred net after-tax losses from accumulated other comprehensive income of approximately $2 million at the time the underlying hedged transactions are realized. Substantially all cash flow hedges at March 24, 2001 are for periods less than two years. Cash flow hedges for longer periods are not material. Ineffectiveness resulting from cash flow hedging activities was not material to our results of operations. No cash flow hedges were discontinued during the quarter ended March 24, 2001 as a result of anticipated transactions that are no longer probable of occurring.

Foreign Exchange

International operations constitute about one-fifth of our annual business segment operating profit. Operating in international markets involves exposure to movements in foreign exchange rates, primarily the Mexican peso, British pound, Canadian dollar and Euro, which principally impacts the translation of our international operating profit into U.S. dollars.

On occasion, we may enter into derivative financial instruments, as necessary, to reduce the effect of foreign exchange rate changes. We manage the use of foreign exchange derivatives centrally. Forward exchange contracts used to hedge the foreign currency exposure resulting from assets and liabilities denominated in currencies other than the functional currency and anticipated intercompany purchases are accounted for as either natural or cash flow hedges, as applicable. The earnings impact from these hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items. The fair value of such contracts designated as cash flow hedges was not material at March 24, 2001.

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

Interest rate and currency swaps are designated as hedges of underlying fixed rate obligations and accounted for as fair value hedges. The earnings impact from these hedges is classified as interest expense. The ineffective portion of debt fair value hedges was not material to our results of operations during the quarter.

Equity Prices

Equity derivative contracts with financial institutions are used to hedge a portion of our deferred compensation liability which is based on PepsiCo’s stock price. These prepaid forward contracts indexed to PepsiCo’s stock price are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, general and administrative expenses consistent with the expense classification of the underlying hedged item.

(6) New Accounting Standards

During 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. The impact of adopting this consensus is not expected to have a material impact on our results of operations. In April 2001, the EITF announced that it would delay the effective date for this consensus to 2002.

In January 2001, the EITF reached a consensus on Issue 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Issue 00-22 will require that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus is effective for the first quarter of 2001 and was not material to our consolidated financial statements.

In April 2001, the EITF reached a consensus on Issue 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services. EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor’s products. Among its requirements, the consensus will require certain of our customer promotional incentives and bottler payments currently classified as marketing costs to be classified as a reduction of revenue. We are currently assessing the impact of adopting Issue 00-25 but expect that the majority of our promotional expenses will be required to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $2.4 billion in 2000. The consensus is effective for 2002.

(7) The Proposed Merger with The Quaker Oats Company

In April 2001, we issued 13.2 million shares of our repurchased capital stock to qualify for “pooling-of-interests” accounting treatment in connection with our proposed merger with The Quaker Oats Company. We received approximately $520 million in net proceeds.

On May 1, 2001, our shareholders voted to approve:
o   the merger agreement of December 4, 2000 between PepsiCo and The Quaker Company;
o   the merger;
o   an amendment to our restated articles of incorporation to provide for convertible preferred stock to be issued in the merger and to redesignate existing PepsiCo capital stock as PepsiCo common stock; and
o   the issuance of PepsiCo common stock and PepsiCo convertible preferred stock in the merger.

On May 1, 2001, the shareholders of The Quaker Oats Company approved the merger agreement and the merger with PepsiCo.

To date, anti-trust authorities in Canada, Mexico and Europe have approved the merger of a wholly-owned subsidiary of PepsiCo and The Quaker Oats Company. This transaction is subject to additional conditions, including clearance by the U.S. Federal Trade Commission. We anticipate the merger, which will be accounted for as a pooling-of-interests, would be completed by the end of June.

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

Analysis of Consolidated Operations

Net Sales, Operating Profit and Operating Profit Margin
                                                           12 Weeks Ended
                                                       -----------------------      Change
                                                        3/24/01        3/18/00       B/(W)
                                                       --------       --------      -------

Net sales                                                $4,539         $4,191         8%

Total operating profit                                   $  741         $  655        13%
Total operating profit margin                              16.3%          15.6%       0.7
_______________________________________________________________________________________________

Net sales increased 8% due to volume gains across all divisions, higher effective net pricing at Frito-Lay and Pepsi-Cola and the acquisition of South Beach Beverage Company, LLC (SoBe), partially offset by an unfavorable foreign currency impact. The SoBe acquisition enhanced net sales growth by 1 percentage point and the unfavorable foreign currency impact reduced net sales growth by 2 percentage points.

Operating profit margin increased 0.7 percentage points primarily reflecting the margin impact of the higher effective net pricing and increased volume. These increases were partially offset by the unfavorable margin impact of increased advertising and marketing expenses at Pepsi-Cola International and Frito-Lay International, selling and distribution expenses at Frito-Lay International, general and administrative expenses and cost of sales.

Interest Expense, net
                                                           12 Weeks Ended              %
                                                    --------------------------       Change
                                                     3/24/01          3/18/00         B/(W)
                                                    ---------        ---------      --------

  Interest Expense                                      $(43)            $(47)          8
  Interest Income                                         19                7          NM
                                                    ---------        ---------
  Interest Expense, net                                 $(24)            $(40)         39
                                                    =========        =========

NM - not meaningful
_______________________________________________________________________________________________

Interest expense, net of interest income, declined 39%. Interest expense declined 8% primarily reflecting significantly lower average debt levels offset by higher average interest rates. Interest income increased primarily due to higher average investment balances and the unfavorable impact from equity derivative contracts in the prior year. In connection with the 2001 adoption of the new accounting standard on derivative instruments, the gains or losses from these contracts are now classified in selling, general and administrative expenses versus interest income previously.

Provision for Income Taxes
                                                             12 Weeks Ended
                                                     ----------------------------
                                                      3/24/01            3/18/00
                                                     ---------          ---------

  Provision for Income Taxes                             $224               $198

  Effective tax rate                                     31.0%              32.0%
_______________________________________________________________________________________________

The effective tax rate decreased 1 percentage point primarily due to lower taxes on foreign results.

Net Income and Net Income Per Share
                                                       12 Weeks Ended             %
                                                    ----------------------      Change
                                                     3/24/01       3/18/00       B/(W)
                                                    --------      --------     --------

Net Income                                             $ 498         $ 422        18

Net Income Per Share -
  assuming  dilution                                   $0.34         $0.29        17
_______________________________________________________________________________________________

Net income increased 18% and the related net income per share increased 17%. These increases primarily reflect increased total operating profit, lower net interest expense and a lower effective tax rate.

Segments of the Business

In the discussions below, the year-over-year dollar change:
o   in concentrate shipments and equivalents to franchisees, including bottling operations in which we own an equity interest, for Pepsi-Cola,
o   in bottler case sales by company-owned bottling operations for Pepsi-Cola International,
o   in pound or kilo sales of salty and sweet snacks for Frito-Lay and
o   in four gallon equivalent cases for Tropicana
is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide basis.

Frito-Lay North America
                                                            12 Weeks Ended           %
                                                       -----------------------     Change
                                                        3/24/01        3/18/00      B/(W)
                                                       --------       --------    --------

Net sales                                                $1,946         $1,843        6

Operating profit                                         $  417         $  379       10
_______________________________________________________________________________________________

Net sales increased 6% due to higher effective net pricing and increased volume.

Pound volume increased 2% led by solid single digit growth in Doritos brand tortilla chips and Lay’s brand potato chips. These gains were partially offset by a decline in Ruffles brand potato chips.

Operating profit increased 10% primarily reflecting the higher effective net pricing partially offset by higher energy costs. Advertising and marketing expenses grew at a slower rate than sales and a slightly higher rate than volume. The net margin impact of these factors contributed to the operating profit margin improvement.

Frito-Lay International
                                                            12 Weeks Ended             %
                                                        -----------------------     Change
                                                         3/24/01        3/18/00      B/(W)
                                                        --------       --------    --------

Net sales                                                   $980           $918        7

Operating profit                                            $133           $ 99       35
_______________________________________________________________________________________________

Net sales increased 7%, primarily driven by higher effective net pricing at Sabritas in Mexico and higher volume at Walkers in the U.K. and Gamesa in Mexico. The net impact of weaker foreign currencies in most countries decreased net sales growth by 6 percentage points.

Salty snack kilos increased 9%, led by double-digit growth at our European joint venture and Brazil and single-digit growth at Walkers. Sweet snack kilos increased 8% led by strong growth at Gamesa.

Operating profit increased 35%, led by a strong performance at Sabritas and increased equity income from our European joint venture. The net impact of weaker foreign currencies, primarily in Mexico and the U.K., decreased operating profit growth by 5 percentage points.

Pepsi-Cola

Pepsi-Cola North America results include the North American concentrate and fountain businesses. Pepsi-Cola International results include the international concentrate business and other consolidated international bottling operations for January and February only.

System bottler case sales (BCS) represents PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are based on system bottlers’ sales. First quarter BCS includes the months of January, February and March. Concentrate shipments and equivalents for PCNA include the same brands as included in BCS but are based on PCNA’s sales of concentrate and finished products to the system bottlers.

Pepsi-Cola North America
                                                           12 Weeks Ended              %
                                                      -----------------------       Change
                                                       3/24/01        3/18/00        B/(W)
                                                      --------       --------      --------

Net sales                                                 $771           $639          21

Operating profit                                          $182           $158          15
_______________________________________________________________________________________________

Net sales increased 21% primarily due to increased volume and higher concentrate pricing. Our new products, Dole and Sierra Mist and the acquisition of SoBe, accounted for a majority of this growth. These gains were partially offset by increased customer support. SoBe and Dole are sold to our bottling system as finished products and have a significantly higher price per unit, accelerating the net sales growth. The SoBe acquisition contributed 6 percentage points to sales growth.

Concentrate shipments and equivalents increased 6% versus a year ago, driven primarily by the inclusion of Sierra Mist, strong double-digit growth for Aquafina, mid single-digit growth in Diet Pepsi, the launch of Dole and the acquisition of SoBe. These gains were partially offset by a double-digit decline in Slice and a low single-digit decline in brand Pepsi. The SoBe acquisition contributed 1 percentage point to concentrate shipments and equivalent growth. BCS volume increased 4%.

Operating profit increased 15% primarily due to the increased volume, the higher concentrate pricing and the absence of a prior year charge related to a customer bankruptcy. These gains were partially offset by higher advertising and marketing expenses, the increased customer support and higher general and administrative expenses. Excluding SoBe, advertising and marketing expenses and general and administrative expenses grew at a faster rate than sales. The SoBe acquisition did not impact operating profit growth.

Pepsi-Cola International
                                                           12 Weeks Ended             %
                                                       -----------------------     Change
                                                        3/24/01        3/18/00      B/(W)
                                                       --------       --------    --------

Net sales                                                 $275           $259         6

Operating profit                                          $ 25           $ 21        20
_______________________________________________________________________________________________

Net sales increased 6% primarily due to volume gains, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact reduced the net sales growth by 4 percentage points.

BCS increased 6%. This increase reflects broad-based increases led by double-digit growth in China, Russia and Brazil. These advances were partially offset by a high single-digit decline in Mexico. Through February, total concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 12%.

Operating profit increased 20% primarily reflecting the volume gains, partly offset by higher advertising and marketing to support the higher volume and higher general and administrative expenses.

Tropicana
                                                           12 Weeks Ended            %
                                                      -----------------------      Change
                                                       3/24/01        3/18/00       B/(W)
                                                      --------       --------     --------

Net sales                                                 $567           $532        7

Operating profit                                          $ 60           $ 60        -
_______________________________________________________________________________________________

Net sales increased 7% due to volume gains, partially offset by an unfavorable foreign currency impact. The unfavorable foreign currency impact, primarily in Europe and Canada, reduced net sales growth by 1 percentage point.

Equivalent case volume grew 7% driven by continued double-digit growth in Pure Premium nutritionals and blends, as well as growth of Twister.

Operating profit was flat compared to prior year as the volume gains were largely offset by increased energy costs, lower production leverage, lower effective net pricing and an unfavorable foreign currency impact. The net unfavorable foreign currency impact reduced operating profit growth by 2 percentage points.

Cash Flows

Our 2001 cash and cash equivalents decreased $461 million to $403 million. This decrease reflects cash used for acquisitions, including the acquisition of SoBe, dividend payments and capital spending partially funded by short-term borrowings.

Liquidity and Capital Resources

As of year-end 2000, we maintained $1.5 billion of revolving credit facilities. Of the $1.5 billion, $600 million expires in June of 2001 with the balance expiring in June of 2005. At expiration, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. The credit facilities exist largely to support issuances of short-term debt.

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

In April 2001, we issued 13.2 million shares of our repurchased capital stock to qualify for "pooling-of-interests" accounting treatment in connection with our proposed merger with The Quaker Oats Company. We received approximately $520 million in net proceeds.

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

Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of March 24, 2001 and the related condensed consolidated statements of income, comprehensive income and cash flows for the twelve weeks ended March 24, 2001 and March 18, 2000. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.'s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                                             KPMG LLP

New York, New York
April 23, 2001

PART II - OTHER INFORMATION AND SIGNATURES

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               See Index to Exhibits on page 23.

          (b)  Reports on Form 8-K

          1.     On January 8, 2001, we filed a Current Report on Form 8-K attaching our press release dated January 8, 2001 announcing two strategic transactions designed to expand the company's snack food business in Egypt and Saudi Arabia.

          2.     On February 5, 2001, we filed a Current Report on Form 8-K attaching (i) our press release dated February 5, 2001 announcing our earnings results for the fourth quarter of 2000 and (ii) prepared  statements by management of PepsiCo,
                 Inc.

          3.     On February 8, 2001, we filed a Current Report on Form 8-K attaching a joint press release from PepsiCo and Quaker, dated February 8, 2001 announcing that the Federal Trade Commission has requested additional information in connection with its antitrust review of PepsiCo's proposed merger with Quaker.

          4.     On March 27, 2001, we filed a Current Report on Form 8-K attaching a joint press release from PepsiCo and Quaker, dated March 27, 2001 announcing that the planned merger of PepsiCo and Quaker received European Commission clearance.

          5.     On April 10, 2001, we filed a Current Report on Form 8-K attaching a press release dated April 9, 2001 announcing our agreement to sell 13.2 million shares of our capital stock in an offering underwritten by Merrill Lynch & Co.

          6.     On April 16, 2001, we filed a Current Report on Form 8-K attaching a press release dated April 16, 2001 announcing our earnings expectation for the first quarter of 2001.

          7.     On April 23, 2001, we filed a Current Report on Form 8-K attaching a press release dated April 23, 2001 announcing our earnings for the first quarter of
                 2001.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                                          PepsiCo, Inc.
                                                                         (Registrant)

Date:      May 2, 2001                                           /S/ PETER A. BRIDGMAN
                                                                 Peter A. Bridgman
                                                                 Senior Vice President and
                                                                 Controller

Date:      May 2, 2001                                           /S/ LAWRENCE F. DICKIE
                                                                 Lawrence F. Dickie
                                                                 Vice President, Associate General
                                                                 Counsel and Assistant Secretary

INDEX TO EXHIBITS
ITEM 6 (a)

EXHIBITS

Exhibit 12               Computation of Ratio of Earnings to Fixed Charges

Exhibit 15               Letter re: Unaudited Interim Financial Information