Form 10-Q
period 2001-06-16
PEPSICO INC
filed 2001-07-26
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2001 (12 and 24 weeks)

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-1183

                      PEPSICO, INC.

(Exact name of registrant as specified in its charter)

         North Carolina                                              13-1584302
------------------------------                                 ----------------
(State or other jurisdiction of                                      (I.R.S.
Employer incorporate or organization)                            Identification No.)

   700 Anderson Hill Road, Purchase, New York                       10577
 ----------------------------------------------                  -----------
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

YES  X  NO

Number of shares of Capital Stock outstanding as of July 13, 2001:   1,469,184,907

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                                 Page No.
                                                                                 --------

 Part I  Financial Information

         Condensed Consolidated Statement of Income -
          12 and 24 Weeks Ended June 16, 2001 and June 10, 2000                      2

         Condensed Consolidated Statement of Cash Flows -
          24 Weeks Ended June 16, 2001 and June 10, 2000                             3

         Condensed Consolidated Balance Sheet -
          June 16, 2001 and December 30, 2000                                      4-5

         Condensed Consolidated Statement of Comprehensive Income -
          12 and 24 Weeks Ended June 16, 2001 and June 10, 2000                      6

         Notes to Condensed Consolidated Financial Statements                     7-13

         Management's Discussion and Analysis of Operations,
          Cash Flows, Liquidity and Capital Resources and Euro                   14-22

         Independent Accountants' Review Report                                     23

 Part II Other Information and Signatures                                           24

PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                                     12 Weeks Ended          24 Weeks Ended
                                                   --------------------    --------------------
                                                   6/16/01     6/10/00     6/16/01     6/10/00
                                                   --------    --------    --------    --------

Net Sales........................................   $5,281      $4,928      $9,820      $9,119

Costs and Expenses
 Cost of sales...................................    2,031       1,891       3,822       3,568
 Selling, general and administrative expenses....    2,305       2,196       4,277       4,023
 Amortization of intangible assets...............       36          32          71          64
                                                   --------    --------    --------    --------

Operating Profit.................................      909         809       1,650       1,464

Bottling equity income, net......................       63          54          68          59
Interest expense.................................      (38)        (56)        (81)       (103)
Interest income..................................       11          21          30          28
                                                   --------    --------    --------    --------

Income Before Income Taxes.......................      945         828       1,667       1,448

Provision for Income Taxes.......................      293         265         517         463
                                                   --------    --------    --------    --------

Net Income.......................................   $  652      $  563      $1,150      $  985
                                                   ========    ========    ========    ========

Net Income Per Share - Basic.....................   $ 0.45      $ 0.39      $ 0.79      $ 0.68
                                                   ========    ========    ========    ========

Average Shares Outstanding - Basic...............    1,462       1,443       1,455       1,446

Net Income Per Share - Assuming Dilution.........   $ 0.44      $ 0.38      $ 0.77      $ 0.67
                                                   ========    ========    ========    ========

Average Shares Outstanding - Assuming Dilution...    1,491       1,468       1,486       1,470

Cash Dividends Declared Per Share................   $0.145      $ 0.14      $0.285      $0.275

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                                       24 Weeks Ended
                                                                     --------------------
                                                                     6/16/01     6/10/00
                                                                     --------    --------
Cash Flows - Operating Activities
  Net income...................................................      $ 1,150      $  985
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Bottling equity income, net..............................          (68)        (59)
      Depreciation and amortization............................          425         418
      Deferred income taxes....................................           (3)         79
      Other noncash charges and credits, net ..................           65         118
   Net change in operating working capital.....................         (997)       (445)
                                                                     --------    --------
Net Cash Provided by Operating Activities......................          572       1,096
                                                                     --------    --------

Cash Flows - Investing Activities
  Capital spending.............................................         (399)       (376)
  Acquisitions and investments in unconsolidated affiliates....         (415)        (12)
  Sales of property, plant and equipment.......................           41          28
  Short-term investments, by original maturity
    More than three months - purchases.........................         (949)       (377)
    More than three months - maturities........................          426         385
    Three months or less, net..................................          (24)          5
  Other, net...................................................          196        (185)
                                                                     --------    --------
Net Cash Used for Investing Activities.........................       (1,124)       (532)
                                                                     --------    --------

Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt....................           11         100
  Payments of long-term debt...................................         (243)       (702)
  Short-term borrowings, by original maturity
    More than three months - proceeds..........................           64          98
    More than three months - payments..........................          (84)        (61)
    Three months or less, net..................................            7         522
  Cash dividends paid..........................................         (405)       (391)
  Share repurchases............................................            -        (814)
  Proceeds from issuance of shares in connection with proposed
    Quaker merger..............................................          524           -
  Proceeds from exercises of stock options.....................          160         251
                                                                     --------    --------
Net Cash Provided by (Used for) Financing Activities...........           34        (997)
                                                                     --------    --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents...           (2)         (3)
                                                                     --------    --------
Net Decrease in Cash and Cash Equivalents......................         (520)       (436)
Cash and Cash Equivalents - Beginning of year..................          864         964
                                                                     --------    --------
Cash and Cash Equivalents - End of period......................      $   344      $  528
                                                                     ========    ========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS

                                                                  (Unaudited)
                                                                    6/16/01     12/30/00
                                                                   ---------    ---------
Current Assets
 Cash and cash equivalents...................................       $   344      $   864
 Short-term investments, at cost.............................         1,013          466
                                                                   ---------    ---------
                                                                      1,357        1,330
 Accounts and notes receivable, less
   allowance:  6/01- $94, 12/00 - $104.......................         2,162        1,799

 Inventories
   Raw materials.............................................           505          433
   Work-in-process...........................................           299          160
   Finished goods............................................           374          312
                                                                   ---------    ---------
                                                                      1,178          905

 Prepaid expenses and other current assets...................           727          570
                                                                   ---------    ---------
    Total Current Assets.....................................         5,424        4,604

Property, Plant and Equipment................................         9,888        9,539
Accumulated Depreciation.....................................        (4,338)      (4,101)
                                                                   ---------    ---------
                                                                      5,550        5,438

 Intangible Assets, net
   Goodwill..................................................         3,914        3,576
   Trademarks................................................           553          582
   Reacquired franchise rights and other identifiable
     intangibles.............................................           311          327
                                                                   ---------    ---------
                                                                      4,778        4,485

Investments in Unconsolidated Affiliates.....................         2,869        2,978
Other Assets.................................................           882          834
                                                                   ---------    ---------

      Total Assets...........................................       $19,503      $18,339
                                                                   =========    =========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amount)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                      6/16/01    12/30/00
                                                                     ---------   ---------
Current Liabilities
  Short-term borrowings........................................       $   198     $    72
  Accounts payable and other current liabilities...............         3,660       3,815
  Income taxes payable.........................................           127          48
                                                                     ---------   ---------
    Total Current Liabilities..................................         3,985       3,935

Long-term Debt.................................................         1,933       2,346

Other Liabilities..............................................         3,603       3,448

Deferred Income Taxes..........................................         1,344       1,361

Shareholders' Equity
  Capital stock, par value 1 2/3 cents per share:
   authorized 3,600 shares, issued 6/01 and 12/00 - 1,726
     shares....................................................            29          29
  Capital in excess of par value...............................         1,104         955
  Retained earnings............................................        16,182      15,448
  Accumulated other comprehensive loss.........................        (1,334)     (1,263)
                                                                     ---------   ---------
                                                                       15,981      15,169
  Less:    Repurchased shares, at cost:
   6/01 - 259 shares, 12/00 - 280 shares.......................        (7,343)     (7,920)
                                                                     ---------   ---------

    Total Shareholders' Equity.................................         8,638       7,249
                                                                     ---------   ---------

      Total Liabilities and Shareholders' Equity...............       $19,503     $18,339
                                                                     =========   =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT
OF COMPREHENSIVE INCOME
(in millions, unaudited)

                                                     12 Weeks Ended          24 Weeks Ended
                                                    -------------------    --------------------
                                                    6/16/01    6/10/00      6/16/01    6/10/00
                                                    --------   --------    ---------   --------

Net Income..........................................   $652      $ 563       $1,150      $ 985

Other Comprehensive Income/(Loss)
   Currency translation adjustment, net of related
     taxes..........................................    (29)      (158)         (70)      (220)
   Cash flow hedges, net of related taxes:
       Cumulative effect of accounting change.......      -          -            5          -
       Net derivative losses........................     (1)         -           (2)         -
       Reclassification to net income...............     (1)         -           (6)         -
   Other............................................      -          -            2          4
                                                    --------   --------    ---------   --------

                                                         27       (158)         (71)      (216)
                                                    --------   --------    ---------   --------

Comprehensive Income................................   $679      $ 405       $1,079      $ 769
                                                    ========   ========    =========   ========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in millions; all per share amounts assume dilution)

(1) General

Our Condensed Consolidated Balance Sheet at June 16, 2001 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 16, 2001 and June 10, 2000 and the condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 16, 2001 and June 10, 2000 have not been audited and, except for the adoption of Statement of Financial Accounting Standards (SFAS) 133 as described in Note 5, have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2000 Annual Report on Form 10-K for the year ended December 30, 2000. In our opinion, this information includes all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

(2) Income Per Share

Reconciliation of shares outstanding at the beginning of the year to average shares outstanding:

                                                            12 Weeks Ended      24 Weeks Ended
                                                           ------------------  -----------------
                                                           6/16/01   6/10/00   6/16/01  6/10/00
                                                           --------  --------  -------- --------

Shares outstanding at beginning of period..................  1,450     1,441     1,446    1,455
Weighted average number of shares issued during the period.     12         4         9        6
Weighted average shares repurchased........................      -        (2)        -      (15)
                                                           --------  --------  -------- --------
Average shares outstanding - Basic.........................  1,462     1,443     1,455    1,446
Effect of dilutive securities
   Dilutive shares issuable upon the exercise of stock
     options...............................................    171       148       172      140
   Shares assumed to have been repurchased with assumed
      proceeds from the exercise of stock options..........   (142)     (123)     (141)    (116)
                                                           --------  --------  -------- --------
Average shares outstanding - Assuming Dilution.............  1,491     1,468     1,486    1,470
                                                           ========  ========  ======== ========

Net Income.................................................  $ 652     $ 563    $1,150    $ 985
                                                           ========  ========  ======== ========

Net Income Per Share - Basic...............................  $0.45     $0.39    $ 0.79    $0.68
                                                           ========  ========  ======== ========

Net Income Per Share - Assuming Dilution...................  $0.44     $0.38    $ 0.77    $0.67
                                                           ========  ========  ======== ========

(3) Business Segments

                                          12 Weeks Ended               24 Weeks Ended
                                        -------------------          -------------------
Net Sales                               6/16/01     6/10/00          6/16/01     6/10/00
---------
                                        -------     -------          -------     -------
Frito-Lay
-North America......................     $2,132      $2,011           $4,078      $3,854
-International......................      1,071       1,025            2,051       1,943
                                        -------     -------          -------     -------
                                          3,203       3,036            6,129       5,797
Pepsi-Cola
-North America......................        962         798            1,733       1,437
-International......................        532         541              807         800
                                        -------     -------          -------     -------
                                          1,494       1,339            2,540       2,237

Tropicana...........................        584         553            1,151       1,085
                                        -------     -------          -------     -------
   Total Net Sales..................     $5,281      $4,928           $9,820      $9,119
                                        =======     =======          =======     =======

Operating Profit
----------------
Frito-Lay
-North America .....................     $  477      $  433           $  894      $  812
-International......................        134         115              267         214
                                        -------     -------          -------     -------
                                            611         548            1,161       1,026
Pepsi-Cola
-North America......................        249         224              431         382
-International......................         73          61               98          82
                                        -------     -------          -------     -------
                                            322         285              529         464

Tropicana...........................         53          51              113         111
                                        -------     -------          -------     -------
Combined Segments...................        986         884            1,803       1,601
Corporate Unallocated ..............        (77)        (75)            (153)       (137)
                                        -------     -------          -------     -------
  Total Operating Profit............     $  909      $  809           $1,650      $1,464
                                        =======     =======          =======     =======

------------------------------------------------------------------------------------------------------------------------------------

                                                        Total Assets
                                                  ------------------------
                                                   6/16/01       12/30/00
                                                  ---------      ---------
Frito-Lay
- North America..........................          $ 4,237        $ 4,119
- International..........................            4,164          4,085

Pepsi-Cola
- North America..........................            1,447            836
- International..........................            1,553          1,432

Tropicana................................            3,887          3,743
                                                  ---------      ---------
Combined segments........................           15,288         14,215
Corporate................................            1,756          1,592
Bottling investments.....................            2,459          2,532
                                                  ---------      ---------
   Total Assets..........................          $19,503        $18,339
                                                  =========      =========

(4) Supplemental Cash Flow Information

                                                                         24 Weeks Ended
                                                                      --------------------
                                                                      6/16/01     6/10/00
                                                                      --------    --------

         Interest paid..........................................        $  59       $  85
         Income taxes paid......................................        $ 357       $ 210

    Supplemental Schedule of Noncash Investing and Financing
        Activities
         Fair value of assets acquired..........................        $ 576       $  15
         Cash paid..............................................         (415)        (12)
                                                                      --------    --------
         Liabilities assumed....................................        $ 161       $   3
                                                                      ========    ========

(5) Derivative Instruments and Hedging Activities

On December 31, 2000, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either current or non-current assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS 133 on December 31, 2000 increased assets by approximately $14 million and liabilities by approximately $9 million with approximately $5 million recognized in accumulated other comprehensive income and less than $1 million recognized in the Condensed Consolidated Statement of Income. Accumulated other comprehensive loss included a net accumulated derivative loss of $3 million as of June 16, 2001.

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

We expect to reclassify into earnings, during the next twelve months, currently deferred net after-tax losses from accumulated other comprehensive income of approximately $4 million at the time the underlying hedged transactions are realized. Substantially all cash flow hedges at June 16, 2001 are for periods less than two years. Cash flow hedges for longer periods are not material. Ineffectiveness resulting from cash flow hedging activities was not material to our results of operations. No cash flow hedges were discontinued during the quarter ended June 16, 2001 as a result of anticipated transactions that are no longer probable of occurring.

Foreign Exchange

International operations constitute about one-fifth of our annual business segment operating profit. Operating in international markets involves exposure to movements in foreign exchange rates, primarily the Mexican peso, British pound, Canadian dollar and euro which principally impacts the translation of our international operating profit into U.S. dollars.

On occasion, we may enter into derivative financial instruments, as necessary, to reduce the effect of foreign exchange rate changes. We manage the use of foreign exchange derivatives centrally. Forward exchange contracts used to hedge the foreign currency exposure resulting from assets and liabilities denominated in currencies other than the functional currency and anticipated intercompany purchases are accounted for as either natural or cash flow hedges, as applicable. The earnings impact from these hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items. The fair value of such contracts designated as cash flow hedges was not material at June 16, 2001.

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

Interest rate and currency swaps are designated as hedges of underlying fixed rate obligations and accounted for as fair value hedges. The earnings impact from these hedges is classified as interest expense. The ineffective portion of debt fair value hedges was not material to our results of operations.

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

(6) New Accounting Standards

During 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) added to its agenda various issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus to 2002. The impact of adopting this consensus is not expected to have a material impact on our consolidated financial statements.

In January 2001, the EITF reached a consensus on Issue 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Issue 00-22 requires that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus was effective for the first quarter of 2001 and was not material to our consolidated financial statements.

In April 2001, the EITF reached a consensus on Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor’s products. The consensus requires most of our customer promotional incentives currently classified as marketing costs to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $2.4 billion in 2000. The consensus is effective for 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Since our proposed merger with The Quaker Oats Company was initiated in December 2000, this Statement will not have an impact on our consolidated financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for 2002. We are currently assessing the Statement and have not yet made a determination of the impact adoption will have on our consolidated financial statements.

(7) The Proposed Merger with The Quaker Oats Company

In April 2001, we issued 13.2 million shares of our repurchased capital stock to qualify for “pooling-of-interests” accounting treatment in connection with our proposed merger with The Quaker Oats Company. We received $524 million in net proceeds.

On May 1, 2001, our shareholders voted to approve:
o    the merger and merger agreement of December 2, 2000 between PepsiCo and The Quaker Oats Company;
o    an amendment to our restated articles of incorporation to provide for convertible preferred stock to be issued in the merger and to redesignate existing PepsiCo capital stock as PepsiCo common stock; and
o    the issuance of PepsiCo common stock and PepsiCo convertible preferred stock in the merger.

On May 1, 2001, the shareholders of The Quaker Oats Company approved the merger and merger agreement with PepsiCo.

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

Analysis of Consolidated Operations

Net Sales, Operating Profit and Operating Profit Margin
                                                         %                               %
                                    12 Weeks Ended     Change      24 Weeks Ended      Change
                                  ------------------              -----------------
                                  6/16/01    6/10/00    B/(W)     6/16/01   6/10/00     B/(W)
                                  -------    -------   -------    -------   -------    -------

  Net sales                        $5,281     $4,928      7%       $9,820    $9,119       8%

  Total operating profit           $  909     $  809     12%       $1,650    $1,464      13%
  Total operating profit margin      17.2%      16.4%   0.8          16.8%     16.0%    0.8

------------------------------------------------------------------------------------------------------------

For the quarter, net sales increased 7% primarily due to volume gains across all segments, higher effective net pricing at Frito-Lay and Pepsi-Cola and the acquisition of SoBe, partially offset by a net unfavorable foreign currency impact. The SoBe acquisition enhanced net sales growth by 1 percentage point and the unfavorable foreign currency impact reduced net sales growth by 1 percentage point.

For the quarter, operating profit margin increased 0.8 percentage points primarily reflecting the higher effective net pricing and increased volume. These increases were partially offset by increased advertising and marketing and selling and distribution expenses.

Year-to-date, net sales increased 8% due to volume gains across all segments, higher effective net pricing at Frito-Lay and Pepsi-Cola and the acquisition of SoBe, partially offset by an unfavorable foreign currency impact. The SoBe acquisition enhanced net sales growth by 1 percentage point and the unfavorable foreign currency impact reduced net sales growth by 2 percentage points.

Year-to-date, operating profit margin increased 0.8 percentage points primarily reflecting the higher effective net pricing and increased volume. These increases were partially offset by increased advertising and marketing and selling and distribution expenses, as well as increased energy costs.

Bottling Equity Income

Bottling equity income increased 16% to $63 million for the quarter and 16% to $68 million year to date. The increases reflect our share of the higher net earnings from our bottling equity investments. For the second quarter, bottling equity income includes a gain of $59 million from the sale of approximately 2 million shares of The Pepsi Bottling Group, Inc. stock resulting in the reduction of our investment in PBG by approximately 1%. Second quarter impairment charges related to certain international bottling investments exceeded this gain. A significant portion of these charges related to our equity investee in Turkey which was impacted by a major currency devaluation and adverse macro economic conditions.

Interest Expense, net
                                                      %                                 %
                                12 Weeks Ended      Change       24 Weeks Ended       Change
                              ------------------              --------------------
                              6/16/01   6/10/00      B/(W)    6/16/01     6/10/00      B/(W)
                              --------  --------   --------   --------    --------   --------

  Interest Expense               $(38)     $(56)      31         $(81)      $(103)      20
  Interest Income                  11        21      (47)          30          28        6
                              --------  --------              --------    --------
  Interest Expense, net          $(27)     $(35)      21         $(51)      $ (75)      30
                              ========  ========              ========    ========

---------------------------------------------------------------------------------------------------------------

For the quarter, interest expense, net of interest income, declined 21%. Interest expense declined primarily as a result of significantly lower average debt levels. Interest income declined primarily due to the inclusion in the prior year of income from equity derivative contracts and from lower average interest rates, partially offset by higher average investment balances. In connection with the 2001 adoption of the new accounting standard on derivative instruments, gains or losses from the equity derivative contracts are now classified in selling, general and administrative expenses versus interest income in 2000.

Year-to-date interest expense, net of interest income, declined 30%. Interest expense declined primarily as a result of significantly lower average debt levels. Interest income increased primarily due to higher average investment balances, partially offset by the inclusion in the prior year of income from equity derivative contracts and from lower average interest rates.

Provision for Income Taxes
                                              12 Weeks Ended             24 Weeks Ended
                                         ----------------------     ----------------------
                                         6/16/01       6/10/00      6/16/01       6/10/00
                                         --------      --------     --------      --------

  Provision for Income Taxes                $293          $265         $517          $463

  Effective tax rate                        31.0%         32.0%        31.0%         32.0%

----------------------------------------------------------------------------------------------------------

For the quarter and year-to-date, the effective tax rate decreased 1 percentage point primarily due to lower taxes on foreign results.

Net Income and Net Income Per Share
                                                     %                             %
                                12 Weeks Ended     Change      24 Weeks Ended    Change
                              ------------------             ------------------
                              6/16/01    6/10/00    B/(W)    6/16/01   6/10/00    B/(W)
                              --------   --------  ------    --------  --------  ------

  Net Income                    $ 652      $ 563     16       $1,150     $ 985     17

  Net Income Per Share
   -assuming dilution           $0.44      $0.38     14       $ 0.77     $0.67     16

------------------------------------------------------------------------------------------------------------

For the quarter, net income increased 16% and the related net income per share increased 14%. These increases primarily reflect increased operating profit and a lower effective tax rate. The increase in net income per share also reflects the negative impact of a 1.5% increase in shares outstanding primarily related to the issuance of repurchased shares in connection with the proposed Quaker merger.

Year-to-date net income increased 17% and the related net income per share increased 16%. These increases primarily reflect increased operating profit, a lower effective tax rate and lower net interest expense. The increase in net income per share also reflects the negative impact of a 1.1% increase in shares outstanding primarily related to the issuance of repurchased shares in connection with the proposed Quaker merger.

Segments of the Business

In the discussions below, the year-over-year dollar change:
o    in concentrate shipments and equivalents to franchisees, including bottling operations in which we own an equity interest, for Pepsi-Cola,
o    in bottler case sales by company-owned bottling operations for Pepsi-Cola International,
o    in pound or kilo sales of salty and sweet snacks for Frito-Lay and
o    in four-gallon equivalent cases for Tropicana
is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Frito-Lay

The standard volume measure is pounds for North America and kilos for International. Pound and kilo growth are reported on a systemwide basis.

Frito-Lay North America
                                                %                               %
                           12 Weeks Ended     Change      24 Weeks Ended      Change
                         ------------------              -----------------
                         6/16/01    6/10/00    B/(W)     6/16/01   6/10/00     B/(W)
                         -------    -------   ------     -------   -------    ------

Net sales                 $2,132     $2,011      6        $4,078    $3,854       6

Operating profit          $  477     $  433     10        $  894    $  812      10

-------------------------------------------------------------------------------------------------------------

12 Weeks

Net sales grew 6% due to higher effective net pricing and increased volume.

Pound volume advanced 3% primarily due to strong single-digit growth in Lay’s brand potato chips and Fritos brand corn chips, the introduction of our new Lay’s Bistro gourmet potato chips and double-digit growth in Cheetos brand cheese puffs. These gains were partially offset by a double-digit decline in Ruffles brand potato chips.

Operating profit increased 10% primarily reflecting the higher effective net pricing and the increased volume partially offset by higher advertising and marketing expenses. Advertising and marketing expenses grew at a faster rate than sales. The net margin impact of these factors contributed to the operating profit margin improvement.

24 Weeks

Net sales grew 6% due to higher effective net pricing and increased volume.

Pound volume advanced 2% primarily due to single-digit growth in Lay’s brand potato chips, Doritos brand tortilla chips and Cheetos brand cheese puffs and the introduction of our new Lay’s Bistro gourmet potato chips. These gains were partially offset by a double-digit decline in Ruffles brand potato chips.

Ongoing operating profit increased 10% primarily reflecting the higher effective net pricing and the increased volume partially offset by increased advertising and marketing expenses and higher energy costs. The net margin impact of these factors contributed to the operating profit margin improvement.

Frito-Lay International
                                                %                                %
                           12 Weeks Ended     Change       24 Weeks Ended      Change
                         ------------------               -----------------
                         6/16/01    6/10/00    B/(W)      6/16/01   6/10/00     B/(W)
                         -------    -------   -------     -------   -------    -------

Net sales                 $1,071     $1,025      5         $2,051    $1,943       6

Operating profit          $  134     $  115     16         $  267    $  214      25

-------------------------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 5%, primarily driven by higher effective net pricing at Sabritas in Mexico and higher volume at Walkers in the U.K. and in Poland. The impact from acquisitions contributed 2 percentage points of growth. The net impact of weaker foreign currencies, primarily in the U.K. and Brazil, decreased net sales growth by 3 percentage points.

Salty snack kilos increased 7%, led by double-digit growth at our European joint venture, Poland and Brazil and single-digit growth at Walkers, partially offset by a single-digit decline at Sabritas. European volume growth was largely driven by promotional programs. The impact from acquisitions contributed 3 percentage points of growth. Sweet snack kilos increased 5% based on growth at Sabritas and Gamesa in Mexico.

Operating profit increased 16%, led by the strong performances in Poland and the U.K. and increased equity income from our European joint venture. The net impact of weaker foreign currencies, primarily in the U.K., decreased operating profit growth by 2 percentage points.

24 Weeks

Net sales increased 6%, primarily driven by higher effective net pricing at Sabritas in Mexico and higher volume at Walkers in the U.K. and Gamesa in Mexico. The impact from acquisitions contributed 1 percentage point of growth. The net impact of weaker foreign currencies, primarily in the U.K., Brazil and Australia, decreased net sales growth by 5 percentage points.

Salty snack kilos increased 8%, led by double-digit growth at our European joint venture, Poland and Brazil and single-digit growth at Walkers, partially offset by a single-digit decline at Sabritas. European volume growth was largely driven by promotional programs. The impact from acquisitions contributed 2 percentage points of growth. Sweet snack kilos increased 7% based on growth at Gamesa and Sabritas in Mexico.

Operating profit increased 25%, led by the strong performances at Sabritas and in Poland and increased equity income from our European joint venture. The net impact of weaker foreign currencies, primarily in the U.K., decreased operating profit growth by 3 percentage points.

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

Second quarter BCS includes the months of April and May. Concentrate shipments and equivalents for PCNA includes shipments of concentrate and finished goods to bottlers as well as bottler case sales of Aquafina.

Pepsi-Cola North America
                                                 %                              %
                           12 Weeks Ended      Change      24 Weeks Ended     Change
                         ------------------              ------------------
                         6/16/01    6/10/00     B/(W)    6/16/01    6/10/00    B/(W)
                         -------    -------    ------    -------    -------   ------

Net sales                   $962       $798      20       $1,733     $1,437     21

Operating profit            $249       $224      11       $  431     $  382     13

---------------------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 20% primarily due to increased volume and higher concentrate pricing. The acquisition of SoBe and our new products, Dole, Mountain Dew Code Red and Sierra Mist, accounted for the majority of the volume growth. These gains were partially offset by increased customer support. SoBe and Dole are sold as finished product to our bottling system and due to a significantly higher price per unit accelerate the net sales growth. The SoBe acquisition contributed 8 percentage points to net sales growth.

Concentrate shipments and equivalents increased 6% versus a year ago, driven by low double-digit growth of Mountain Dew reflecting the introduction of Code Red, the inclusion of Sierra Mist, the acquisition of SoBe and the launch of Dole, as well as strong double-digit growth in Aquafina. These gains were partially offset by a double-digit decline in Slice. BCS volume increased 3%. The acquisition of SoBe contributed 1 percentage point to concentrate shipments and equivalents and BCS growth.

Operating profit increased 11% primarily due to the increased volume and higher concentrate pricing. These gains were partially offset by higher advertising and marketing expenses related to bottler funding and other programs, the increased customer support and higher general and administrative expenses. Excluding SoBe, advertising and marketing expenses grew at a slower rate than sales while general and administrative expenses grew at a faster rate.

24 Weeks

Net sales increased 21% primarily due to increased volume and higher concentrate pricing. The acquisition of SoBe and our new products, Dole, Sierra Mist and Mountain Dew Code Red, accounted for the majority of the volume growth. These gains were partially offset by increased customer support. SoBe and Dole are sold as finished product to our bottling system and due to a significantly higher price per unit accelerate the net sales growth. The SoBe acquisition contributed 7 percentage points to sales growth.

Concentrate shipments and equivalents increased 6% versus a year ago, driven by the inclusion of Sierra Mist, mid single-digit growth of Mountain Dew reflecting the introduction of Code Red, strong double-digit growth in Aquafina, as well as the launch of Dole and the acquisition of SoBe. These gains were partially offset by a double-digit decline in Slice. BCS volume increased 4%. The acquisition of SoBe contributed 1 percentage point to concentrate shipments and equivalents and BCS growth.

Operating profit increased 13% primarily due to the increased volume, higher concentrate pricing and the absence of a prior year charge related to a customer bankruptcy. These gains were partially offset by the increased advertising and marketing expenses related to bottler funding and other programs, the customer support and general and administrative expenses. Excluding SoBe, advertising and marketing expenses grew at a slightly slower rate than sales while general and administrative expenses grew at faster rate. Operating profit growth was not significantly impacted by the acquisition of SoBe.

Pepsi-Cola International
                                                %                               %
                           12 Weeks Ended     Change      24 Weeks Ended     Change
                         ------------------             ------------------
                         6/16/01    6/10/00    B/(W)    6/16/01    6/10/00    B/(W)
                         -------    -------   -------   -------    -------   -------

Net sales                   $532       $541     (2)        $807       $800      1

Operating profit            $ 73       $ 61     21         $ 98       $ 82     21

-------------------------------------------------------------------------------------------------------------

12 Weeks

Net sales declined 2% primarily due to a net unfavorable foreign currency impact, partially offset by volume gains. The net unfavorable foreign currency impact reduced net sales growth by 4 percentage points.

BCS increased 4%. This increase reflects broad-based increases led by continued strong double-digit growth in Russia and double-digit growth in Thailand and Nigeria. These advances were partially offset by declines in Saudi Arabia, Mexico and Turkey. For March through May, total concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 2% while their BCS grew at a higher rate.

Operating profit increased 21% primarily due to a favorable advertising and marketing expense comparison and the higher volume, partially offset by higher general and administrative expenses. The gain on the sale of land in Japan was more than offset by a net unfavorable foreign currency impact.

24 Weeks

Net sales increased 1%. This increase was primarily due to volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact reduced net sales growth by 4 percentage points.

BCS increased 5%. This increase reflects broad-based increases led by strong double-digit growth in Russia and double-digit growth in China and Brazil. These advances were partially offset by declines in Mexico and Saudi Arabia. Through May, total concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 5% while their BCS grew at a slower rate.

Operating profit increased 21% primarily reflecting the volume gains, the higher effective net pricing and a favorable advertising and marketing expense comparison, partially offset by higher general and administrative expenses and a net unfavorable foreign currency impact.

Tropicana
                                                %                              %
                           12 Weeks Ended     Change      24 Weeks Ended     Change
                         ------------------              -----------------
                         6/16/01    6/10/00    B/(W)     6/16/01   6/10/00    B/(W)
                         -------    -------   ------     -------   -------   ------

Net sales                   $584       $553      6        $1,151    $1,085      6

Operating profit            $ 53       $ 51      5        $  113    $  111      2

-------------------------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 6% due to volume gains, partially offset by an unfavorable foreign currency impact. The net unfavorable foreign currency impact, in Europe and Canada, reduced net sales growth by 1 percentage point.

Equivalent case volume grew 7%, led by continued double-digit worldwide growth in Pure Premium nutritionals and double-digit growth in Twister.

Operating profit increased by 5% reflecting the volume gains, partially offset by lower effective net pricing, increased energy costs and lower fruit yields.

24 Weeks

Net sales increased 6% due to volume gains, partially offset by an unfavorable foreign currency impact. The net unfavorable foreign currency impact, in Europe and Canada, reduced net sales growth by 1 percentage point.

Equivalent case volume grew 7%, led by double-digit worldwide growth in Pure Premium nutritionals and double-digit growth in Twister.

Operating profit increased by 2% due to the volume gains, partially offset by increased energy costs, lower production leverage, lower effective net pricing, and an unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Europe, reduced operating profit growth by 3 percentage points.

Cash Flows

Our 2001 cash and cash equivalents decreased $520 million to $344 million. This decrease reflects net purchases of short-term investments, dividend payments, capital spending and the acquisition of SoBe, partially funded by operating income and the proceeds from the issuance of shares in connection with the proposed merger with Quaker.

Liquidity and Capital Resources

As of year-end 2000, we maintained $1.5 billion of revolving credit facilities. In June 2001, we cancelled these facilities and entered into a $375 million facility expiring in June 2002 and a $375 million facility expiring in June 2006. At expiration, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. The credit facilities exist largely to support issuances of short-term debt.

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

In April 2001, we issued 13.2 million shares of our repurchased capital stock to qualify for “pooling-of-interests” accounting treatment in connection with our proposed merger with The Quaker Oats Company. We received $524 million in net proceeds.

Euro Conversion

On January 1, 1999, member countries of the European Union fixed conversion rates between their existing currencies (legacy currencies) and one common currency-the euro. The euro trades on currency exchanges and is used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the end of 2001 if not already addressed in conjunction with other system or process initiatives. The system and equipment conversion costs are not material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of June 16, 2001 and the related condensed consolidated statements of income and comprehensive income for the twelve and twenty-four weeks ended June 16, 2001 and June 10, 2000 and the condensed consolidated statement of cash flow for the twenty-four weeks ended June 16, 2001 and June 10, 2000. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.‘s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended not presented herein; and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                                                           KPMG LLP

New York, New York
July 19, 2001

PART II - OTHER INFORMATION AND SIGNATURES

Item 4.

(a)     A special meeting of shareholders of PepsiCo was held on May 1, 2001.

Description of Proposals                                    Number of Shares

                                             For           Against          Abstain
                                         -----------      ----------       ---------
Approval of the Merger and
Merger Agreement between
PepsiCo, a wholly-owned
subsidiary of PepsiCo and The
Quaker Oats Company                      958,662,592      11,722,319       4,676,962

Approval amendment to
PepsiCo's Articles of Incorporation
to change designation of PepsiCo
Capital Stock to Common Stock            955,968,140      13,190,412       5,903,321

Approval of the issuance of
shares of Common Stock and
PepsiCo convertible preferred
Stock in connection with the
Merger                                   959,754,464      11,885,453       3,421,956

(b)     PepsiCo's Annual Meeting of Shareholders was held on May 2, 2001.

Election of Directors

Nominee                        For                Withheld
---------------------------    ---------------    ------------
John F. Akers                  1,273,463,464        8,534,952
Robert E. Allen                1,273,527,146        8,471,270
Roger A. Enrico                1,275,012,592        6,985,824
Peter Foy                      1,274,774,561        7,223,855
Ray L. Hunt                    1,185,657,031       96,341,385
Arthur C. Martinez             1,274,853,265        7,145,151
John J. Murphy                 1,274,333,546        7,664,870
Indra K. Nooyi                 1,275,015,357        6,983,059
Franklin D. Raines             1,274,789,767        7,208,649
Steven S Reinemund             1,275,121,744        6,876,672
Sharon Percy Rockefeller       1,273,557,923        8,440,493
Franklin A. Thomas             1,269,996,480       12,001,936
Cynthia M Trudell              1,238,234,574       43,763,842
Solomon D. Trujillo            1,241,892,255       40,106,161

Description of Proposals                              Number of Shares

                                            For               Against         Abstain
                                       -------------       -------------     ----------

Approval of the appointment of
KPMG LLP as independent
auditors                               1,264,015,325           7,666,197     10,316,894

Rotation of Annual Meeting                45,862,671       1,014,544,153     20,082,159

Genetically Engineered Foods              85,488,092         949,068,766     45,932,125

Executive Severance in Excess
of $3 million                            230,243,162         800,569,762     49,676,059

Recycling                                 86,116,113         951,443,137     42,929,733

Item 5.        Other Information
               -----------------

               None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits

                  See Index to Exhibits on page 28.

               (b)  Reports on Form 8-K
                    -------------------

                1.    On March 27, 2001,  we filed a Current  Report on Form 8-K attaching a joint press release from PepsiCo and  Quaker,  dated  March 27, 2001 announcing  that the  planned  merger of PepsiCo and Quaker received
                      European Commission clearance.

                2.    On April 10, 2001, we filed a Current  Report on Form 8-K attaching a press release dated April 9, 2001 announcing  our  agreement  to sell
                      13.2  million  shares  of our  capital  stock  in an offering underwritten by Merrill Lynch & Co.

                3.    On April 16, 2001,  we filed a Current  Report on Form 8-K  attaching a press  release  dated April 16, 2001 announcing our earnings expectation for the first quarter of 2001.

                4.    On April 23, 2001,  we filed a Current  Report on Form 8-K  attaching a press  release  dated April 23, 2001 announcing our earnings for the first quarter of 2001.

                5.    On April 26, 2001, we filed a Current  Report on Form 8-K attaching prepared  statements by management of PepsiCo  announcing that the antitrust  authorities in Canada have cleared our planned merger with
                      Quaker.

                6.    On May 4, 2001,  we filed a Current  Report on Form 8-K  attaching  a press  release  dated May 1, 2001 announcing  that  PepsiCo  shareholders approved  a plan to merge  with  Quaker and that Quaker shareholders also approved a plan to merge with PepsiCo.

                7.    On July 19, 2001,  we filed a Current  Report on Form 8-K attaching a press release dated July 19, 2001 announcing our earnings for the second quarter of 2001.

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                             PepsiCo, Inc.
                                                          ------------------
                                                            (Registrant)

Date:      July 26, 2001                              /S/ PETER A. BRIDGMAN
        ------------------                            ---------------------------
                                                      Peter A. Bridgman
                                                      Senior Vice President and
                                                      Controller

Date:      July 26, 2001                              /S/ LAWRENCE F. DICKIE
        -------------------                           ----------------------------
                                                      Lawrence F. Dickie
                                                      Vice President, Associate General
                                                      Counsel and Assistant Secretary

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 3.2         By-laws of PepsiCo, Inc., as amended to May 2, 2001, which are incorporated herein by reference to Exhibit 4.2 to Post-Effective Amendment No. 5 to PepsiCo's Registration Statement on Form S-8
                             (Registration No. 33-22970).

Exhibit 10.1       Description of PepsiCo, Inc. Director Stock Plan, which is incorporated herein by reference to
                             Post-Effective Amendment No. 5 to PepsiCo's Registration Statement on Form S-8
                             (Registration No. 33-22970).

Exhibit 12          Computation of Ratio of Earnings to Fixed Charges

Exhibit 15          Letter re: Unaudited Interim Financial Information