Form 10-Q
period 2001-09-08
PEPSICO INC
filed 2001-10-17
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2001 (12 and 36 weeks)

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

YES  X  NO

Number of shares of Capital Stock outstanding as of October 5, 2001:   1,749,594,431

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                                      Page No.
                                                                                      --------
  Part I   Financial Information

           Condensed Consolidated Statement of Income -
             12 and 36 Weeks Ended September 8, 2001 and September 2, 2000............   2

           Condensed Consolidated Statement of Cash Flows -
             36 Weeks Ended September 8, 2001 and September 2, 2000...................   3

           Condensed Consolidated Balance Sheet -
             September 8, 2001 and December 30, 2000..................................  4-5

           Condensed Consolidated Statement of Comprehensive Income -
             12 and 36 Weeks Ended September 8, 2001 and September 2, 2000............   6

           Notes to Unaudited, Condensed Consolidated Financial Statements............  7-16

           Management's Discussion and Analysis of Operations,
             Cash Flows, Liquidity and Capital Resources and Euro..................... 17-29

           Independent Accountants' Review Report.....................................   30

  Part II  ...........................................................................   31

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                             12 Weeks Ended                36 Weeks Ended
                                        -------------------------    --------------------------
                                          9/8/01         9/2/00         9/8/01         9/2/00
                                        ----------     ----------    -----------    -----------

Net Sales...............................  $6,906         $6,421        $18,949        $17,612

Costs and Expenses
  Cost of sales.........................   2,728          2,539          7,542          7,043
  Selling, general and administrative
   expenses.............................   2,916          2,750          8,047          7,560
  Amortization of intangible assets.....      39             34            113            102
  Merger-related costs..................     235              -            235              -
  Other impairment and restructuring
   charges..............................      13              6             21            178
                                        ----------     ----------    -----------    -----------

Operating Profit........................     975          1,092          2,991          2,729

Bottling equity income, net.............      85             76            153            135
Interest expense........................     (46)           (64)          (151)          (189)
Interest income.........................      11             18             43             49
                                        ----------     ----------    -----------    -----------
Income Before Income Taxes..............   1,025          1,122          3,036          2,724

Provision for Income Taxes..............     398            367          1,041            879
                                        ----------     ----------    -----------    -----------

Net Income..............................  $  627         $  755        $ 1,995        $ 1,845
                                        ==========     ==========    ===========    ===========

Net Income Per Common Share
   Basic................................  $ 0.35         $ 0.43        $  1.13        $  1.05
   Diluted..............................  $ 0.34         $ 0.42        $  1.10        $  1.03

Cash Dividends Declared Per
 Common Share*..........................  $0.145         $ 0.14        $  0.43        $ 0.415

-----------------------------------------------------------------------------------------------
* Represents that of PepsiCo prior to the consummation of the merger.

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                                           36 Weeks Ended
                                                                      ------------------------
                                                                        9/8/01        9/2/00
                                                                      ----------    ----------
Cash Flows - Operating Activities
  Net income.........................................................  $ 1,995       $ 1,845
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Bottling equity income, net...................................     (153)         (135)
       Depreciation and amortization.................................      737           711
       Merger-related costs..........................................      235             -
       Other impairment and restructuring charges....................       21           178
       Cash payments for merger-related costs and
         restructuring charges.......................................     (159)          (19)
       Deferred income taxes.........................................       (4)          138
       Deferred compensation - ESOP..................................       48            35
       Other noncash charges and credits, net .......................      154           219
    Net change in operating working capital..........................     (390)         (388)
                                                                      ----------    ----------
Net Cash Provided by Operating Activities............................    2,484         2,584
                                                                      ----------    ----------
Cash Flows - Investing Activities
  Capital spending...................................................     (756)         (744)
  Acquisitions and investments in unconsolidated affiliates..........     (432)          (66)
  Sales of property, plant and equipment.............................       27            47
  Short-term investments, by original maturity
     More than three months - purchases..............................   (3,026)         (836)
     More than three months - maturities.............................    1,389           726
     Three months or less, net.......................................      (67)          (55)
  Other, net.........................................................      111          (150)
                                                                      ----------    ----------
Net Cash Used for Investing Activities...............................   (2,754)       (1,078)
                                                                      ----------    ----------
Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt..........................       11           108
  Payments of long-term debt.........................................     (317)         (799)
  Short-term borrowings, by original maturity
     More than three months - proceeds...............................      125           125
     More than three months - payments...............................     (180)          (83)
     Three months or less, net.......................................      (54)          341
  Cash dividends paid................................................     (752)         (710)
  Share repurchases..................................................      (11)       (1,238)
  Pre-merger Quaker share repurchases................................       (5)         (174)
  Proceeds from issuance of shares in connection with
    Quaker merger....................................................      524             -
  Proceeds from exercises of stock options...........................      351           506
                                                                      ----------    ----------
Net Cash Used for Financing Activities...............................     (308)       (1,924)
Effect of Exchange Rate Changes on Cash and Cash Equivalents.........        -            (9)
                                                                      ----------    ----------
Net Decrease in Cash and Cash Equivalents............................     (578)         (427)
Cash and Cash Equivalents - Beginning of year........................    1,038         1,246
                                                                      ----------    ----------
Cash and Cash Equivalents - End of period............................  $   460       $   819
                                                                      ==========    ==========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS

                                                                   (Unaudited)
                                                                      9/8/01         12/30/00
                                                                    ----------      -----------
Current Assets
  Cash and cash equivalents..................................        $   460          $ 1,038
  Short-term investments, at cost............................          2,170              467
                                                                    ----------      -----------
                                                                       2,630            1,505
  Accounts and notes receivable, less
    allowance:  9/01- $120, 12/00 - $126.....................          2,598            2,129

  Inventories
    Raw materials............................................            563              503
    Work-in-process..........................................            236              160
    Finished goods...........................................            584              529
                                                                    ----------      -----------
                                                                       1,383            1,192

  Prepaid expenses and other current assets..................            846              791
                                                                    ----------      -----------
     Total Current Assets....................................          7,457            5,617

Property, Plant and Equipment................................         11,910           11,466
Accumulated Depreciation.....................................         (5,224)          (4,908)
                                                                    ----------      -----------
                                                                       6,686            6,558

Intangible Assets, net
   Goodwill..................................................          4,127            3,798
   Trademarks................................................            632              585
   Other identifiable intangibles............................            235              331
                                                                    ----------      -----------
                                                                       4,994            4,714

Investments in Unconsolidated Affiliates.....................          2,963            2,979
Other Assets.................................................            936              889
                                                                    ----------      -----------

       Total Assets..........................................        $23,036          $20,757
                                                                    ==========      ===========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      9/8/01        12/30/00
                                                                    ----------     -----------
Current Liabilities
   Short-term borrowings........................................     $   252         $   202
   Accounts payable and other current liabilities...............       4,582           4,529
   Income taxes payable.........................................         370              64
                                                                    ----------     -----------
     Total Current Liabilities..................................       5,204           4,795

Long-term Debt..................................................       2,559           3,009

Other Liabilities...............................................       4,154           3,960

Deferred Income Taxes...........................................       1,349           1,367

Preferred Stock, no par value...................................          33              49
Deferred Compensation - preferred ..............................           -             (27)

Common Shareholders' Equity
   Common stock, par value 1 2/3 cents per share:
    Authorized 3,600 shares, issued 9/01 - 1,779 and
      12/00 - 2,029 shares......................................          30              34
   Capital in excess of par value...............................          84             375
   Deferred compensation........................................           -             (21)
   Retained earnings............................................      11,108          16,510
   Accumulated other comprehensive loss.........................      (1,485)         (1,374)
                                                                    ----------     -----------
                                                                       9,737          15,524
   Less:    Repurchased shares, at cost:
    12/00 - 280 shares..........................................           -          (7,920)
                                                                    ----------     -----------

     Total Common Shareholders' Equity..........................       9,737           7,604
                                                                    ----------     -----------

       Total Liabilities and Shareholders' Equity...............     $23,036         $20,757
                                                                    ==========     ===========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT
OF COMPREHENSIVE INCOME
(in millions, unaudited)

                                                12 Weeks Ended                36 Weeks Ended
                                           ------------------------     ------------------------
                                             9/8/01        9/2/00         9/8/01        9/2/00
                                           ----------    ----------     ----------    ----------

Net Income.................................    $627          $755         $1,995        $1,845

Other Comprehensive Loss
    Currency translation adjustment, net
     of related taxes......................     (20)          (15)          (107)         (242)
    Cash flow hedges, net of related taxes:
        Cumulative effect of accounting
         change............................       -             -              3             -
        Net derivative losses..............      (3)            -             (6)            -
        Reclassification to net income.....       3             -             (3)            -
    Other..................................       -            (2)             2             2
                                           ----------    ----------     ----------    ----------

                                                (20)          (17)          (111)         (240)
                                           ----------    ----------     ----------    ----------

Comprehensive Income.......................    $607          $738         $1,884        $1,605
                                           ==========    ==========     ==========    ==========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions; all per share amounts reflect common per share amounts and assume dilution unless noted)

(1) General

Our Condensed Consolidated Balance Sheet at September 8, 2001 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 8, 2001 and September 2, 2000 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 8, 2001 and September 2, 2000 have not been audited and, except for the adoption of Statement of Financial Accounting Standards (SFAS) 133 as described in Note 9, have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2000 consolidated financial statements. Our 2000 financial statements were restated to reflect the merger with The Quaker Oats Company in our Form 8-K filed on August 27, 2001. In our opinion, this information includes all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

(2) Merger of PepsiCo and The Quaker Oats Company

On August 2, 2001, we completed a merger transaction, which resulted in The Quaker Oats Company becoming a wholly-owned subsidiary of PepsiCo. Under the merger agreement dated December 2, 2000, Quaker shareholders received 2.3 shares of PepsiCo common stock for each share of Quaker common stock, including a cash payment for fractional shares. We issued approximately 306 million shares of our common stock in exchange for all the outstanding common stock of Quaker.

In connection with the merger transaction, we sold the global rights of our All Sport beverage brand to The Monarch Company, Inc. of Atlanta. As part of the terms of the sale, we agreed that, for 10 years after the Quaker transaction closing date, we would not distribute Gatorade through our bottling system and would not include Gatorade with Pepsi-Cola products in certain marketing or promotional arrangements covering specific distribution channels.

The transaction was accounted for as a tax-free transaction and as a pooling-of-interests under Accounting Principles Board Opinion No. 16, Business Combinations. As a result, the prior period financial statements described in Note 1 were restated to include the results of operations, financial position and cash flows of both companies as if they had always been combined. Certain reclassifications were made to conform the presentation of the restated financial statements, and the fiscal calendar and certain interim reporting policies were also conformed. There were no material transactions between pre-merger PepsiCo and Quaker.

We incurred transaction costs of approximately $117 million related to the merger.

The results of operations of the separate companies and the combined company for the 12 and 36 weeks ended September 2, 2000 are as follows:

                                                               12 Weeks           36 Weeks
                                                                 Ended              Ended
                                                                9/2/00             9/2/00
    ---------------------------------------------------------------------------------------
    Net Sales:
     PepsiCo..............................................      $4,909            $14,028
  Quaker..................................................       1,475              4,045
  Adjustments (a).........................................          37               (461)
                                                              ----------        -----------
Combined..................................................      $6,421            $17,612
                                                              ==========        ===========

Net Income:
  PepsiCo.................................................      $  587            $ 1,572
  Quaker..................................................         159                312
  Adjustments (a).........................................           9                (39)
                                                              ----------        -----------
Combined..................................................      $  755            $ 1,845
                                                              ==========        ===========
      (a)  Adjustments reflect the impact of  changing  Quaker's fiscal calendar to conform to PepsiCo's and adjustments to conform accounting policies of the two companies applicable  to interim  reporting. Accordingly, these  changes have no impact on full year net sales or net income.

(3) Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

                                                             12 Weeks Ended
                                         -----------------------------------------------------
                                             September 8, 2001            September 2, 2000
                                         ------------------------      -----------------------
                                                        Average                      Average
                                                         Shares                       Shares
                                                          Out-                         Out-
                                           Income       standing         Income      standing
                                         ----------    ----------      ----------   ----------
Net income ..............................   $ 627                         $ 755
Less:  preferred dividends...............       1                             1
                                         ----------                    ----------
Net income available for common
 shareholders............................   $ 626         1,776           $ 754        1,749
                                         ==========    ==========      ==========   ==========
Basic net income per common share........   $0.35                         $0.43
                                         ==========                    ==========
Net income available for common
shareholders.............................   $ 626         1,776           $ 754        1,749
Effect of dilutive securities:
  Stock options..........................       -            37               -           42
  ESOP convertible preferred stock.......       1             4               1            4
  Non-vested stock awards................       -             -               -            1
                                         ----------    ----------      ----------   ----------
Diluted..................................   $ 627         1,817           $ 755        1,796
                                         ==========    ==========      ==========   ==========
Diluted net income per common share.....    $0.34                         $0.42
                                         ==========                    ==========

                                                             36 Weeks Ended
                                         -----------------------------------------------------
                                              September 8, 2001            September 2, 2000
                                         ------------------------      -----------------------
                                                        Average                      Average
                                                         Shares                       Shares
                                                          Out-                         Out-
                                           Income       standing         Income      standing
                                         ----------    ----------      ----------   ----------
Net income ..............................  $1,995                        $1,845
Less:  preferred dividends...............       3                             3
                                         ----------                    ----------
Net income available for common
 shareholders............................  $1,992         1,765          $1,842        1,749
                                         ==========    ==========      ==========   ==========
Basic net income per common share........  $ 1.13                        $ 1.05
                                         ==========                    ==========
Net income available for common
 shareholders............................  $1,992         1,765          $1,842        1,749
Effect of dilutive securities:
  Stock options..........................       -            40               -           35
  ESOP convertible preferred stock.......       2             4               1            4
  Non-vested stock awards................       -             -               -            1
                                         ----------    ----------      ----------   ----------
Diluted..................................  $1,994         1,809          $1,843        1,789
                                         ==========    ==========      ==========   ==========
Diluted net income per common share .....  $ 1.10                        $ 1.03
                                         ==========                    ==========

(4) Business Segments

                                         12 Weeks Ended                    36 Weeks Ended
                                   ------------------------         ---------------------------
Net Sales                            9/8/01         9/2/00              9/8/01          9/2/00
                                   ---------      ---------         -----------     -----------

Worldwide Snacks
-Frito-Lay North America........... $ 2,315        $ 2,172             $ 6,588         $ 6,207
-Frito-Lay International...........   1,190          1,101               3,484           3,272
                                   ---------      ---------         -----------     -----------
                                      3,505          3,273              10,072           9,479
Worldwide Beverages
-Pepsi-Cola North America..........     969            821               2,702           2,258
-Gatorade/Tropicana North America..   1,198          1,122               3,009           2,786
-PepsiCo Beverages International...     724            716               1,841           1,803
                                   ---------      ---------         -----------     -----------
                                      2,891          2,659               7,552           6,847

Quaker Foods North America.........     510            489               1,325           1,286
                                   ---------      ---------         -----------     -----------
   Total Net Sales................. $ 6,906        $ 6,421             $18,949         $17,612
                                   =========      =========         ===========     ===========

                                        12 Weeks Ended                       36 Weeks Ended
                                   ------------------------         ---------------------------
Operating Profit                     9/8/01         9/2/00              9/8/01          9/2/00
                                   ---------      ---------         -----------     -----------

Worldwide Snacks
-Frito-Lay North America ..........  $  526         $  478              $1,444          $1,321
-Frito-Lay International...........     144            128                 428             364
                                   ---------      ---------         -----------     -----------
                                        670            606               1,872           1,685
Worldwide Beverages
-Pepsi-Cola North America..........     238            211                 669             593
-Gatorade/Tropicana North America..     189            171                 450             420
-PepsiCo Beverages International...      93             81                 218             169
                                   ---------      ---------         -----------     -----------
                                        520            463               1,337           1,182

Quaker Foods North America.........     110            104                 275             263
                                   ---------      ---------         -----------     -----------
  Combined Segments................   1,300          1,173               3,484           3,130

Corporate Unallocated .............     (77)           (75)               (237)           (223)
Merger-related costs ..............    (235)             -                (235)              -
Other impairment and restructuring.     (13)            (6)                (21)           (178)
                                   ---------      ---------         -----------     -----------
   Total Operating Profit..........  $  975         $1,092              $2,991          $2,729
                                   =========      =========         ===========     ===========

Total Assets                                                            9/8/01        12/30/00
                                                                    -----------     -----------
Worldwide Snacks
- Frito-Lay North America.........................................      $4,397          $4,282
- Frito-Lay International.........................................       4,411           4,352

Worldwide Beverages
- Pepsi-Cola North America........................................       1,420             836
- Gatorade/Tropicana North America................................       4,436           4,143
- PepsiCo Beverages International.................................       1,984           1,923

Quaker Foods North America........................................         933             952
                                                                    -----------     -----------
Combined segments.................................................      17,581          16,488
Corporate.........................................................       2,908           1,737
Bottling investments..............................................       2,547           2,532
                                                                    -----------     -----------
   Total Assets...................................................     $23,036         $20,757
                                                                    ===========     ===========

(5) Supplemental Cash Flow Information

                                                                           36 Weeks Ended
                                                                    ---------------------------
                                                                        9/8/01          9/2/00
                                                                    -----------     -----------

Interest paid.....................................................       $ 119           $ 159
Income taxes paid.................................................       $ 537           $ 526

Supplemental Schedule of Noncash Investing and Financing
   Activities
     Fair value of assets acquired................................       $ 603           $  82
     Cash paid....................................................        (432)            (66)
                                                                    -----------     -----------
     Liabilities assumed..........................................       $ 171           $  16
                                                                    ===========     ===========

(6) Merger-Related Costs

During the third quarter, we recognized merger-related costs of $235 million associated with our merger with Quaker. The components of these costs were as follows:

     Transaction costs............................................       $ 117
     Integration and restructuring costs..........................         118
                                                                     ----------
        Total merger-related costs................................       $ 235
                                                                     ----------
           After-tax..............................................       $ 231
                                                                     ==========
           Per share..............................................       $0.13
                                                                     ==========

Transaction costs were incurred to complete the merger and consist primarily of fees and expenses for investment bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, expense for accelerated vesting under change-in-control provisions, information system integration costs and other costs associated with the integration of Quaker.

The restructuring charges primarily reflect termination costs for approximately 250 corporate, sales, distribution, research and marketing employees. Employee termination costs include retirement benefit and severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. All of the merger-related restructuring charges are employee related costs. As of September 8, 2001, approximately 40 of the terminations have occurred. The terminations are expected to be completed during 2002.

We expect to incur additional costs to integrate the two companies.

Analysis of integration cost and merger-related restructuring reserves:

                                         Employee
                                         Related      Integration
                                       Restructuring     Costs          Total
-----------------------------------------------------------------------------------

   2001 integration and restructuring
     charges..........................     $ 62          $ 56           $ 118
   Cash payments......................       (1)          (43)            (44)
   Reclassification to postretirement
     liabilities......................      (25)            -             (25)
   Other non-cash utilization.........        -           (12)            (12)
                                      -----------    -----------    -----------
Reserves, September 8, 2001...........     $ 36          $  1           $  37
                                      ===========    ===========    ===========

These reserves are included in accounts payable and other current liabilities in the Condensed Consolidated Balance Sheet.

(7) Other Asset Impairment and Restructuring

                                            12 Weeks Ended                 36 Weeks Ended
                                       ------------------------     ---------------------------
                                         9/8/01        9/2/00          9/8/01          9/2/00
                                       ----------    ----------     -----------     -----------

Asset impairment charges

Held and used in the business
   Property, plant and equipment......     $  8          $  2           $  10           $ 123

Restructuring charges

Employee related costs................        2             3               2              41
Other charges.........................        3             1               9              14
                                       ----------    ----------     -----------     -----------
     Total restructuring..............        5             4              11              55
                                       ----------    ----------     -----------     -----------
Total.................................     $ 13          $  6           $  21           $ 178
                                       ==========    ==========     ===========     ===========
     After-tax........................     $  8          $  4           $  13           $ 107
                                       ==========    ==========     ===========     ===========
     Per share........................        -             -           $0.01           $0.06
                                       ==========    ==========     ===========     ===========

The 2001 and 2000 other asset impairment and restructuring charges relate to a three-year supply chain reconfiguration project announced in 1999 to upgrade and optimize Quaker’s manufacturing and distribution capabilities across all of its North American businesses.

In 2000, in conjunction with the supply chain reconfiguration project, Quaker adopted plans for the closure of two cereal manufacturing facilities and two distribution centers in the United States. The asset impairment charges of $123 million primarily reflect the reduction in the carrying value of the land, buildings and production machinery and equipment to their estimated fair market value based on analyses of the liquidation values of similar assets. The restructuring charges of $55 million primarily include severance and termination benefits and other shutdown costs.

Analysis of other restructuring reserves:

                                     Employee     Facility     Third Party
                                     Related      Closure      Termination     Other     Total
-----------------------------------------------------------------------------------------------
Reserve, December 30, 2000..........   $  43        $  9           $ 9          $ 2       $ 63
  2001 restructuring charges........       2           9             -            -         11
  Cash payments.....................     (25)        (15)            -           (1)       (41)
  Reclassification to postretirement
     liabilities....................      (6)          -             -            -         (6)
                                      -------     --------      --------    --------   --------
Reserve, September 8, 2001..........   $  14        $  3           $ 9          $ 1       $ 27
                                      =======     ========      ========    ========   ========

These other restructuring reserves are included in accounts payable and other current liabilities in the Condensed Consolidated Balance Sheet.

(8) Derivative Instruments and Hedging Activities

On December 31, 2000, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either current or non-current assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS 133 on December 31, 2000 increased assets by approximately $12 million and liabilities by approximately $10 million with approximately $3 million recognized in accumulated other comprehensive income and less than $1 million recognized in the Condensed Consolidated Statement of Income. Accumulated other comprehensive loss included net accumulated derivative losses of $6 million as of September 8, 2001.

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

Accounting Policies

Using qualifying criteria defined in SFAS 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that is highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings.

On occasion, we may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the Condensed Consolidated Balance Sheet at fair value with changes in fair value recognized in earnings.

Commodity Prices

We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We manage this risk primarily through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivative instruments. Derivative instruments, including futures, options and swaps, are used to hedge fluctuations in prices of a portion of anticipated commodity purchases, primarily vegetable oil, corn, oats, packaging materials, natural gas and fuel. Our use of derivative instruments is not significant to our commodity purchases. Derivative instruments designated as hedges of anticipated commodity purchases are accounted for as either cash flow or natural hedges. The earnings impact from commodity hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items.

We expect to reclassify into earnings, during the next twelve months, currently deferred net after-tax losses from accumulated other comprehensive income of approximately $5 million at the time the underlying hedged transactions are realized. Substantially all cash flow hedges at September 8, 2001 are for periods of less than two years. Cash flow hedges for longer periods are not material. Ineffectiveness resulting from cash flow hedging activities was not material to our results of operations. No cash flow hedges were discontinued during the quarter ended September 8, 2001 as a result of anticipated transactions that are no longer probable of occurring.

Foreign Exchange

International operations constitute about one-fifth of our annual business segment operating profit. Operating in international markets involves exposure to movements in foreign exchange rates, primarily the Mexican peso, British pound, Canadian dollar, euro and Brazilian real which principally impacts the translation of our international operating profit into U.S. dollars.

On occasion, we may enter into derivative financial instruments, as necessary, to reduce the effect of foreign exchange rate changes. We manage the use of foreign exchange derivatives centrally. Forward exchange contracts used to hedge the foreign currency exposure resulting from assets and liabilities denominated in currencies other than the functional currency and anticipated intercompany purchases are accounted for as either natural or cash flow hedges, as applicable. The earnings impact from these hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items. The fair value of such contracts designated as cash flow hedges was not material at September 8, 2001.

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

(9) New Accounting Standards

During 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) added to its agenda various issues that impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus to 2002. The impact of adopting this consensus is not expected to have a material impact on our consolidated financial statements.

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

In April 2001, the EITF reached a consensus on Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller, or another party that purchases the vendor’s products. The consensus requires most of our customer promotional incentives currently classified as marketing costs to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $3.2 billion in 2000. The consensus is effective for 2002.

In July 2001, the FASB issued SFAS 141, Business Combinations which supersedes APB 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Since our merger with The Quaker Oats Company is accounted for as a pooling-of-interests and was initiated in December 2000, adoption of this Statement did not have an impact on our consolidated financial statements.

In July 2001, the FASB also issued SFAS 142, Goodwill and Intangible Assets, which supersedes APB 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS 142 is effective for 2002. We are currently assessing the Statement and the impact that adoption will have on our consolidated financial statements.

(10) Share Repurchases

Subsequent to the quarter, we repurchased 35.4 million shares of our common stock at a cost of $1.7 billion under the emergency and exemptive orders from the Securities and Exchange Commission aimed at facilitating the reopening of the U.S. equities markets on September 17, 2001, following the September 11th terrorist attacks. Our Board of Directors authorized the repurchase of up to $2 billion worth of our common stock during the terms of the orders. Repurchases under the orders did not compromise our ability to account for the merger with Quaker as a pooling-of-interests.

Management's Discussion and Analysis of Results of Operations and Financial Condition

(tabular dollars are presented in millions, except per share amounts)

All per share amounts reflect common per share amounts, assume dilution and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

In the discussions below, the year-over-year dollar change in unit sales is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Comparable results discussed below exclude the costs associated with our merger with The Quaker Oats Company, other impairment and restructuring charges and various Quaker one-time charges. The comparable results also reflect the impact of the reclassification in 2000 of equity derivative contracts from interest income to corporate unallocated.

Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance including synergies from the merger, the impact of the euro conversion, the impact of global macro-economic issues and the impact of the September 11, 2001 terrorist attacks. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

Market Risk

Our market risks are described in Note 8. Global macro-economic issues and the impact of the September 11, 2001 terrorist attacks on global macro-economics may impact our ability to manage these risks.

Merger of PepsiCo and The Quaker Oats Company

On August 2, 2001, we completed a merger transaction with The Quaker Oats Company. Under the merger agreement dated December 2, 2000, Quaker shareholders received 2.3 shares of PepsiCo common stock in exchange for each share of Quaker common stock, including a cash payment for fractional shares. We issued approximately 306 million shares of our common stock in exchange for all the outstanding common stock of Quaker.

In connection with the merger transaction, we sold the global rights of our All Sport beverage brand to The Monarch Company, Inc. of Atlanta. As part of the terms of the sale, we agreed that, for 10 years after the Quaker transaction closing date, we would not distribute Gatorade through our bottling system and would not include Gatorade with Pepsi-Cola products in certain marketing or promotional arrangements covering specific distribution channels.

The merger was accounted for as a tax-free transaction and as a pooling-of-interests under Accounting Principles Board Opinion No. 16, Business Combinations. As a result, all prior period consolidated financial statements presented were restated to include the results of operations, financial position and cash flows of both companies as if they had always been combined. Certain reclassifications were made to conform the presentation of the financial statements, and the fiscal calendar and certain interim reporting policies were also conformed. There were no material transactions between pre-merger PepsiCo and Quaker.

The results of operations of the separate companies and the combined company for the 12 and 36 weeks ended September 2, 2000 are as follows:

                                                          12 Weeks          36 Weeks
                                                           Ended             Ended
                                                           9/2/00            9/2/00
-------------------------------------------------------------------------------------
Net Sales:
  PepsiCo................................................  $4,909           $14,028
  Quaker.................................................   1,475             4,045
  Adjustments (a)........................................      37              (461)
                                                         ----------        ----------
Combined.................................................  $6,421           $17,612
                                                         ==========        ==========

Net Income:
  PepsiCo................................................  $  587           $ 1,572
  Quaker.................................................     159               312
  Adjustments (a)........................................       9               (39)
                                                         ----------        ----------
Combined.................................................  $  755           $ 1,845
                                                         ==========        ==========
      (a)  Adjustments reflect the impact of  changing  Quaker's fiscal calendar to conform to PepsiCo's and adjustments to conform accounting policies of the two companies applicable  to interim  reporting. Accordingly, these  changes have no impact on full year net sales or net income.

Merger-Related Costs

During the third quarter, we recognized merger-related costs of $235 million associated with our merger with Quaker. The components of these costs were as follows:

Transaction costs........................................  $  117
Integration and restructuring costs......................     118
                                                          --------
   Total merger-related costs............................  $  235
                                                          ========
      After-tax..........................................  $  231
                                                          ========
      Per share..........................................  $ 0.13
                                                          ========

Transaction costs were incurred to complete the merger and consist primarily of fees and expenses for investment bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, various employee benefit costs, information system integration costs and other costs associated with the integration of Quaker.

The restructuring charges primarily reflect termination costs for approximately 250 corporate, sales, distribution, research and marketing employees. Employee termination costs include retirement benefit and severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. All of the merger-related restructuring charges are employee related costs. As of September 8, 2001, approximately 40 of the terminations have occurred. The terminations are expected to be completed during 2002.

Additional merger-related actions over the next two years are expected to bring the total integration costs and restructuring charges to between $450 million and $550 million. Ongoing merger-related cost savings and revenue enhancement opportunities are expected to reach $400 million a year by 2005. Between $140 million and $175 million of the synergies are expected to be achieved by the end of 2002.

Other Asset Impairment and Restructuring

                                            12 Weeks Ended                 36 Weeks Ended
                                       ------------------------     ---------------------------
                                         9/8/01        9/2/00          9/8/01          9/2/00
                                       ----------    ----------     -----------     -----------

Asset impairment charges

Held and used in the business
   Property, plant and equipment......      $ 8           $ 2           $  10           $ 123

Restructuring charges

Employee related costs................        2             3               2              41
Other charges.........................        3             1               9              14
                                       ----------    ----------     -----------     -----------
     Total restructuring..............        5             4              11              55
                                       ----------    ----------     -----------     -----------
Total.................................      $13           $ 6           $  21           $ 178
                                       ==========    ==========     ===========     ===========
     After-tax........................      $ 8           $ 4           $  13           $ 107
                                       ==========    ==========     ===========     ===========
     Per share........................        -             -           $0.01           $0.06
                                       ==========    ==========     ===========     ===========

The 2001 and 2000 other asset impairment and restructuring charges relate to a three-year supply chain reconfiguration project announced in 1999 to upgrade and optimize Quaker’s manufacturing and distribution capabilities across all of its North American businesses.

In 2000, in conjunction with the supply chain reconfiguration project, Quaker adopted plans for the closure of two cereal manufacturing facilities and two distribution centers in the United States. The asset impairment charges of $123 million primarily reflect the reduction in the carrying value of the land, buildings and production machinery and equipment to their estimated fair market value based on analyses of the liquidation values of similar assets. The restructuring charges of $55 million primarily included severance and termination benefits and other shutdown costs.

Analysis of Consolidated Operations

Net Sales, Operating Profit and Operating Profit Margin

                                                        %                               %
                                   12 Weeks Ended     Change      36 Weeks Ended      Change
                                  -----------------             -------------------
                                   9/8/01   9/2/00     B/(W)     9/8/01     9/2/00     B/(W)
                                  -------- --------   -------   --------  ---------   -------

Net sales                          $6,906   $6,421       8%     $18,949    $17,612       8%

Reported
  Total operating profit           $  975   $1,092     (11)%    $ 2,991    $ 2,729      10%
  Total operating profit margin      14.1%    17.0%   (2.9)        15.8%      15.5%    0.3

Comparable
  Total operating profit           $1,223   $1,100      11%     $ 3,245    $ 2,919      11%
  Total operating profit margin      17.7%    17.1%    0.6         17.1%      16.6%    0.5

-------------------------------------------------------------------------------------------------------------------------------

For the quarter, net sales increased 8% primarily due to volume gains and higher effective net pricing across all segments, as well as the acquisition of SoBe. These gains were partially offset by a net unfavorable foreign currency impact. The SoBe acquisition enhanced net sales growth by 1 percentage point and the unfavorable foreign currency impact reduced net sales growth by 1 percentage point.

For the quarter, comparable operating profit increased 11% primarily reflecting the higher effective net pricing and increased volume. These increases were partially offset by increased advertising and marketing at Frito-Lay North America and Gatorade/Tropicana North America, as well as higher manufacturing costs. Advertising and marketing expenses grew at a slightly slower rate than sales.

Year-to-date, net sales increased 8% due to volume gains and higher effective net pricing across all segments, as well as the acquisition of SoBe. These gains were partially offset by a net unfavorable foreign currency impact. The SoBe acquisition enhanced net sales growth by 1 percentage point and the unfavorable foreign currency impact reduced net sales growth by 1 percentage point.

Year-to-date, comparable operating profit increased 11% primarily reflecting the higher effective net pricing and increased volume. These increases were partially offset by increased advertising and marketing and selling and distribution expenses, as well as higher manufacturing costs. Advertising and marketing expenses grew at a faster rate than sales while selling and distribution expenses grew at a significantly slower rate.

Volume

Servings are based on U.S. Food and Drug Administration guidelines for single serving sizes of our products.

For the quarter and year-to-date, total servings increased 5% due to contributions from all divisions, particularly our international divisions and Pepsi-Cola North America.

Bottling Equity Income

Bottling equity income increased 12% to $85 million for the quarter and 13% to $153 million year-to-date. The increases reflect our share of the higher net earnings from our bottling equity investments. Year-to-date, bottling equity income also includes a second quarter gain of $59 million from the sale of approximately 2 million shares of The Pepsi Bottling Group, Inc. stock and second quarter impairment charges related to certain international bottling investments which exceeded the gain. A significant portion of these charges related to our equity investee in Turkey which was impacted by a major currency devaluation and adverse macro economic conditions.

Interest Expense, net

                                                          %                              %
                                      12 Weeks Ended    Change     36 Weeks Ended      Change
                                   -------------------           ------------------
                                    9/8/01     9/2/00    B/(W)    9/8/01    9/2/00      B/(W)
                                   --------   --------  -------  --------  --------   --------

Reported
  Interest expense                    $(46)      $(64)     28      $(151)    $(189)      20
  Interest income                       11         18     (37)        43        49      (12)
                                   --------   --------           --------  --------
  Interest expense, net               $(35)      $(46)     25      $(108)    $(140)      23
                                   ========   ========           ========  ========

Comparable
  Interest expense                    $(46)      $(64)     28      $(151)    $(189)      20
  Interest income                       11         17     (31)        43        40       10
                                   --------   --------           --------  --------
  Interest expense, net               $(35)      $(47)     27      $(108)    $(149)      28
                                   ========   ========           ========  ========

-----------------------------------------------------------------------------------------------

Reported and comparable interest income includes gains or losses on equity investments used to economically hedge a portion of our deferred compensation liability. Reported interest income in 2000 also includes gains or losses from the equity derivative contracts used to hedge a portion of our deferred compensation liability. These equity contracts are now classified in selling, general and administrative expenses in connection with the 2001 adoption of the new accounting standard on derivative instruments. Comparable interest income for 2000 was restated to reflect this reclassification.

For the quarter, comparable interest expense, net of interest income, declined 27%. Interest expense declined primarily as a result of significantly lower average debt levels. Interest income declined primarily due to lower average interest rates and a loss on equity investments, partially offset by higher average investment balances.

Year-to-date comparable interest expense, net of interest income, declined 28%. Interest expense declined primarily as a result of significantly lower average debt levels. Interest income increased primarily due to higher average investment balances, partially offset by lower average interest rates and a loss on equity investments used to hedge a portion of our deferred compensation liability

Provision for Income Taxes

                                        12 Weeks Ended               36 Weeks Ended
                                   ------------------------     ------------------------
                                     9/8/01        9/2/00         9/8/01        9/2/00
                                   ----------    ----------     ----------    ----------

Reported
   Provision for income taxes          $398          $367         $1,041          $879
   Effective tax rate                  38.8%         32.7%          34.3%         32.3%

Comparable
  Provision for income taxes           $407          $370         $1,052          $951
  Effective tax rate                   32.0%         32.7%          32.0%         32.7%

-----------------------------------------------------------------------------------------------

For the quarter and year-to-date, the comparable effective tax rate decreased 0.7 percentage point primarily due to lower taxes on foreign results.

For the quarter, the reported effective tax rate is 6.8 percentage points higher than the comparable effective tax rate, primarily due to limited tax benefits associated with certain merger-related costs recognized during the quarter.

Net Income and Net Income per Common Share

                                                       %                                %
                                12 Weeks Ended       Change       36 Weeks Ended      Change
                              -------------------              -------------------
                               9/8/01     9/2/00      B/(W)     9/8/01     9/2/00      B/(W)
                              --------   --------   --------   --------   --------   --------

Reported
   Net income                   $ 627      $ 755      (17)      $1,995     $1,845        8
   Net income per common
     share                      $0.34      $0.42      (18)      $ 1.10     $ 1.03        7

Comparable
  Net income                    $ 866      $ 759       14       $2,238     $1,954       15
  Net income per common
    share                       $0.48      $0.42       13       $ 1.24     $ 1.09       13

-----------------------------------------------------------------------------------------------

For the quarter, comparable net income increased 14% and the related net income per common share increased 13%. These increases primarily reflect increased operating profit, a lower effective tax rate and lower net interest expense. The increase in net income per common share also reflects the negative impact of a 1.2% increase in shares outstanding primarily related to the issuance of 13.2 million of repurchased shares in connection with the Quaker merger.

Year-to-date comparable net income increased 15% and the related net income per common share increased 13%. These increases primarily reflect increased operating profit, lower net interest expense and a lower effective tax rate. The increase in net income per common share also reflects the negative impact of a 1.2% increase in shares outstanding primarily related to the issuance of 13.2 million of repurchased shares in connection with the Quaker merger.

Analysis of Business Segments

Worldwide Snacks

Volume growth is reported on a systemwide basis which includes joint ventures.

Frito-Lay North America

                                                  %                                    %
                          12 Weeks Ended        Change         36 Weeks Ended        Change
                       --------------------                --------------------
                        9/8/01      9/2/00       B/(W)      9/8/01      9/2/00        B/(W)
                       --------    --------    --------    --------    --------     --------

Net sales               $2,315      $2,172         7        $6,588      $6,207          6

Operating profit        $  526      $  478        10        $1,444      $1,321          9

-----------------------------------------------------------------------------------------------

12 Weeks

Net sales grew 7% due to higher effective net pricing and increased volume.

Pound volume advanced 3% primarily due to growth from the introduction of our new Lay’s Bistro gourmet potato chips, double-digit growth in Fritos brand corn chips and single-digit growth in Lay’s brand potato chips and Cheetos brand cheese puffs. These gains were partially offset by a single-digit decline in Ruffles brand potato chips.

Operating profit increased 10% primarily reflecting the higher effective net pricing and increased volume, partially offset by higher advertising and marketing expenses. Advertising and marketing expenses grew at a faster rate than sales due primarily to increased promotional allowances.

36 Weeks

Net sales grew 6% due to higher effective net pricing and increased volume.

Pound volume advanced 2% primarily due to single-digit growth in Lay’s brand potato chips and Cheetos brand cheese puffs, the introduction of our new Lay’s Bistro gourmet potato chips and growth in Doritos brand tortilla chips. These gains were partially offset by a double-digit decline in Ruffles brand potato chips.

Operating profit increased 9% primarily reflecting the higher effective net pricing and increased volume, partially offset by increased advertising and marketing expenses and higher energy costs. Advertising and marketing expenses grew at a faster rate than sales due primarily to increased promotional allowances.

Frito-Lay International

                                                %                                   %
                         12 Weeks Ended       Change        36 Weeks Ended        Change
                      ---------------------              ---------------------
                       9/8/01       9/2/00     B/(W)      9/8/01       9/2/00      B/(W)
                      --------     --------  ---------   --------     --------   ---------

Net sales              $1,190       $1,101       8        $3,484       $3,272        6

Operating profit       $  144       $  128      13        $  428       $  364       18

-----------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 8%, primarily driven by Sabritas and Gamesa in Mexico, the U.K. and Poland. Acquisitions contributed 1 percentage point of growth. The net impact of weaker foreign currencies, primarily in Brazil and in the U.K., decreased net sales growth by 3 percentage points.

Kilo volume increased 9%, primarily driven by a 12% increase in salty snack kilos and a 5% increase in sweet snack kilos. The salty snack growth was led by double-digit growth in Brazil and at our European joint venture and strong single-digit growth at Walkers in the U.K. The European salty volume growth reflected the impact of promotional programs. The sweet snack increase was attributable to growth at Gamesa and Sabritas. Acquisitions contributed 1 percentage point of growth.

Operating profit increased 13%, led by double-digit growth at Sabritas and in the U.K. The net impact of weaker foreign currencies, primarily in the U.K. and Brazil, decreased operating profit growth by nearly 2 percentage points.

36 Weeks

Net sales increased 6%, primarily driven by Sabritas and Gamesa in Mexico, Poland and the U.K. Acquisitions contributed 1 percentage point of growth. The net impact of weaker foreign currencies, primarily in the U.K., Brazil and Australia, decreased net sales growth by 4 percentage points.

Kilo volume increased 8%, primarily driven by a 9% increase in salty snack kilos and a 6% increase in sweet snack kilos. The salty snack growth was led by double-digit growth at our European joint venture, Brazil and Poland and single-digit growth at Walkers in the U.K., partially offset by a single-digit decline at Sabritas. European volume growth was largely driven by promotional programs. The sweet snack increase was attributable to growth at Gamesa and Sabritas. The impact from acquisitions contributed 1 percentage point of growth.

Operating profit increased 18%, led by the strong performances at Sabritas, in Poland and at Walkers and increased equity income from our European joint venture. The net impact of weaker foreign currencies, primarily in the U.K., decreased operating profit growth by nearly 3 percentage points.

Worldwide Beverages

Bottler case sales (BCS) represents PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market and are based on system bottlers’ sales.

Third quarter BCS includes the months of June, July and August. Concentrate shipments and equivalents for PCNA includes shipments of concentrate and finished goods to bottlers as well as bottler case sales of Aquafina.

Pepsi-Cola North America

                                               %                                  %
                        12 Weeks Ended       Change          36 Weeks Ended     Change
                     ---------------------               --------------------
                      9/8/01       9/2/00     B/(W)       9/8/01      9/2/00     B/(W)
                     --------     --------  ---------    --------    --------  ---------

Net sales               $969         $821      18         $2,702      $2,258       20

Operating profit        $238         $211      13         $  669      $  593       13

-----------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 18% primarily due to increased volume and higher effective net pricing. The acquisition of SoBe and our new products, Dole, Mountain Dew Code Red and Sierra Mist drove the volume growth. SoBe and Dole are sold as finished product to our bottling system. Accordingly, net sales growth was accelerated due to their significantly higher price per unit. The SoBe acquisition contributed 7 percentage points to net sales growth.

Concentrate shipments and equivalents increased approximately 4% driven by Sierra Mist, strong double-digit growth in Aquafina, and mid single-digit growth in Mountain Dew reflecting the introduction of Code Red, as well as the acquisition of SoBe and launch of Dole. These gains were partially offset by a low single-digit decline in trademark Pepsi and a double-digit decline in Lemon-Lime Slice. BCS volume increased over 4%. The acquisition of SoBe contributed 1 percentage point to both concentrate shipments and equivalents and BCS growth.

Operating profit increased 13% primarily due to the increased volume and higher concentrate pricing. These gains were partially offset by higher advertising and marketing and general and administrative expenses. Excluding SoBe, advertising and marketing expenses grew at a significantly slower rate than sales while general and administrative expenses grew at a significantly faster rate. The SoBe acquisition reduced operating profit growth by 7 percentage points.

36 Weeks

Net sales increased 20% primarily due to increased volume and higher effective net pricing. The acquisition of SoBe and our new products, Dole, Sierra Mist and Mountain Dew Code Red, drove the volume growth. These gains were partially offset by increased customer support. The SoBe acquisition contributed 7 percentage points to net sales growth.

Concentrate shipments and equivalents increased 5% driven primarily by Sierra Mist, mid single-digit growth in Mountain Dew reflecting the introduction of Code Red, strong double-digit growth in Aquafina, as well as the acquisition of SoBe and launch of Dole. These gains were partially offset by a low single-digit decline in trademark Pepsi and a double-digit decline in Lemon-Lime Slice. BCS volume increased 4%. The acquisition of SoBe contributed 1 percentage point to both concentrate shipments and equivalents and BCS growth.

Operating profit increased 13% primarily due to the increased volume and higher concentrate pricing. These gains were partially offset by the increased advertising and marketing expenses related to bottler funding and other programs, general and administrative expenses and the increased customer support. Excluding SoBe, advertising and marketing expenses grew at a slower rate than sales and general and administrative expenses grew at faster rate. The SoBe acquisition reduced operating profit growth by 2 percentage points.

Gatorade/Tropicana North America

                                                  %                                  %
                           12 Weeks Ended       Change         36 Weeks Ended      Change
                       --------------------                --------------------
                        9/8/01      9/2/00      B/(W)       9/8/01      9/2/00      B/(W)
                       --------    --------   ---------    --------    --------   ---------

Net sales               $1,198      $1,122        7         $3,009      $2,786       8

Operating profit        $  189      $  171       10         $  450      $  420       7

-----------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 7% due to volume gains and higher effective net pricing of Gatorade.

Volume grew 5%, led by growth of Gatorade driven by three new flavors and double-digit growth of Tropicana Pure Premium nutritionals.

Operating profit increased by 10% reflecting the volume gains and higher effective net pricing, partially offset by higher advertising and marketing expenses due to promotional allowances and higher manufacturing and packaging costs.

36 Weeks

Net sales increased 8% due to volume gains and higher effective net pricing of Gatorade.

Volume grew 5%, led by growth of three new Gatorade flavors and double-digit growth of Tropicana Pure Premium nutritionals.

Operating profit increased 7% due to the volume gains and higher effective net pricing, partially offset by higher advertising and marketing expenses due to promotional allowances and higher manufacturing costs, primarily energy and packaging costs.

PepsiCo Beverages International

                                                 %                                 %
                          12 Weeks Ended       Change        36 Weeks Ended      Change
                      ---------------------               -------------------
                       9/8/01       9/2/00      B/(W)      9/8/01     9/2/00      B/(W)
                      --------     --------   ---------   --------   --------   ---------

Net sales                $724         $716        1        $1,841     $1,803        2

Operating profit         $ 93         $ 81       15        $  218     $  169       29

-----------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 1% primarily due to volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Europe and Egypt, reduced net sales growth by 4 percentage points.

Volume increased 5% due to broad-based increases led by Russia. These increases were partially offset by declines in Saudi Arabia, resulting from price increases, and in Turkey due to macro economic conditions. For June through August, total concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 2% while their BCS grew at a slightly higher rate.

Operating profit increased 15% primarily due to the increased volume and a favorable advertising and marketing expense comparison, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact reduced operating profit growth by 7 percentage points.

36 Weeks

Net sales increased 2%. This increase was primarily due to volume gains, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Europe and Egypt, reduced net sales growth by 4 percentage points.

Volume increased 5% due to broad-based increases led by Russia, China and Brazil. These increases were partially offset by pricing related declines in Mexico and Saudi Arabia and a decline in Turkey due to macro economic conditions. Through August, total concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 4% while their BCS grew at about the same rate.

Operating profit increased 29% primarily reflecting the volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact reduced operating profit growth by 10 percentage points.

Quaker Foods North America

                                                 %                                  %
                           12 Weeks Ended      Change        36 Weeks Ended       Change
                       --------------------               --------------------
                        9/8/01      9/2/00      B/(W)      9/8/01      9/2/00      B/(W)
                       --------    --------   ---------   --------    --------   ---------

Net sales                 $510        $489        4        $1,325      $1,286        3

Operating profit          $110        $104        6        $  275      $  263        5

-----------------------------------------------------------------------------------------------

12 Weeks

Net sales increased 4% primarily due to higher volume and higher effective net pricing.

Volume increased 1% primarily driven by growth in hot cereals and ready-to-eat cereals, partially offset by declines in flavored rice and pasta. The hot cereals growth resulted primarily from new products and flavor varieties.

Operating profit increased 6% reflecting the higher volume and higher effective net pricing, partially offset by higher advertising and marketing expenses. Advertising and marketing expenses increased at a faster rate than sales.

36 Weeks

Net sales increased 3% primarily due to higher volume and higher effective net pricing.

Volume increased 2% primarily driven by growth in hot cereals. The hot cereals growth resulted primarily from new products and flavor varieties.

Operating profit increased 5% reflecting the higher volume and higher effective net pricing, partially offset by higher advertising and marketing expenses. Advertising and marketing expenses grew at about the same rate as net sales.

Cash Flows

Our 2001 cash and cash equivalents decreased $578 million to $460 million. This decrease primarily reflects net purchases of short-term investments, dividend payments, capital spending, the acquisition of SoBe and net debt payments, partially funded by operating income and the proceeds from the issuance of shares in connection with the merger with Quaker and the exercise of stock options.

Liquidity and Capital Resources

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world.

During the quarter, we cancelled $500 million of our existing revolving credit facilities. As of September 8, 2001, we maintain $750 million of these facilities. Of the $750 million, approximately $375 million will expire in June 2002 with the balance expiring in June 2006. At expiration, these facilities can be extended an additional year upon the mutual consent of PepsiCo and the lending institutions. The credit facilities exist largely to support issuances of short-term debt.

In April 2001, we issued 13.2 million shares of our repurchased common stock to qualify for pooling-of-interests accounting treatment in connection with our merger with The Quaker Oats Company. We received $524 million in net proceeds.

We have identified ongoing merger-related cost savings and revenue enhancement opportunities that are expected to reach $400 million a year by 2005. Synergies expected to be achieved by the end of 2002 approximate $140 to $175 million.

We have incurred approximately $117 million of transaction costs to complete the Quaker merger and expect to incur a total of approximately $450 to $550 million of additional costs to integrate the two companies. The substantial portion of these costs is expected to be cash and will be paid over a two-year period from the consummation of the merger.

Subsequent to the quarter, we contributed $421 million to our U.S. pension plans compared to a contribution of $75 million in 2000. This payment was made following a review of our anticipated future sources and uses of cash. We do not expect to make a cash contribution to our U.S. pension plans in 2002.

Additionally, subsequent to the quarter, we repurchased 35.4 million shares of our common stock at a cost of $1.7 billion under the emergency and exemptive orders from the Securities and Exchange Commission aimed at facilitating the reopening of the U.S. equities market on September 17, 2001, following the September 11th terrorist attacks. Our Board of Directors authorized the repurchase of up to $2 billion worth of our common stock during the terms of the orders. Repurchases under the orders did not compromise our ability to account for the merger with Quaker as a pooling-of-interests.

Euro Conversion

On January 1, 1999, member countries of the European Union fixed conversion rates between their existing currencies (legacy currencies) and one common currency-the euro. The euro trades on currency exchanges and is used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion are executing plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the end of 2001 if not already addressed in conjunction with other system or process initiatives. The system and equipment conversion costs are not material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of September 8, 2001 and the related condensed consolidated statements of income and comprehensive income for the twelve and thirty-six weeks ended September 8, 2001 and September 2, 2000 and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 8, 2001 and September 2, 2000. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.‘s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 2000, and the related consolidated statements of income, cash flows and common shareholders’ equity for the year then ended not presented herein; and in our report dated August 20, 2001 which appears in the Current Report on Form 8-K of PepsiCo, Inc. and Subsidiaries dated August 27, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
October 10, 2001

PART II - OTHER INFORMATION AND SIGNATAURES

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       See Index to Exhibits on page 33.
                  (b)  Reports on Form 8-K

1)    On July 19,  2001,  we filed a Current  Report on Form 8-K  attaching  a press  release dated July 19,  2001  announcing  our earnings for the second quarter of 2001.

2)    On August 1, 2001, we  filed a Current Report on  Form 8-K attaching  a  press  release dated August 1, 2001 announcing that the Federal Trade Commission had cleared our plans to merge with Quaker.

3)    On August 2, 2001,  we filed a Current  Report on Form 8-K  attaching a press  release dated  August 2, 2001  announcing  the completion of our merger with Quaker.

4)    On August 8, 2001, we filed a Current Report on Form 8-K attaching unaudited supplemental pro forma financial information.

5)    On August 8, 2001, we filed a Current  Report on Form 8-K attaching a press release dated
      August 8, 2001, announcing  several organizational  changes following  the merger  with
      Quaker.

6)    On August 10, 2001, we filed a Current Report on Form 8-K attaching  graphic  information related to a  webcast scheduled for August 10, 2001 in  connection  with  the merger with
      Quaker.

7)    On August 13, 2001, we filed a Current Report on Form 8-K attaching a press release dated
      August 13, 2001, whereby management announced an increase in the estimated synergies from the merger with Quaker.

8)    On August 27, 2001, we filed a Current Report on Form 8-K attaching required supplemental consolidated  financial  statements, financial statements of acquired businesses  and pro forma financial information.

9)    On September 17, 2001, we filed a Current  Report on Form 8-K  attaching a  press release dated  September 17, 2001, announcing our intent to  resume share  repurchases  under the terms of the emergency  relief order from the  Securities  and Exchange Commission.

10)   On October 10, 2001, we  filed a Current  Report on Form 8-K attaching  a  press  release dated October 10, 2001  announcing  our earnings for the third quarter of 2001.

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                                PepsiCo, Inc.
                                                               --------------
                                                               (Registrant)

Date:      October 17, 2001                               /S/ PETER A. BRIDGMAN
           ----------------                               ------------------------------------
                                                          Peter A. Bridgman
                                                          Senior Vice President and Controller

Date:      October 17, 2001                               /S/ W. TIMOTHY HEAVISIDE
           ----------------                               ------------------------------------
                                                          W. Timothy Heaviside
                                                          Vice President and Assistant
                                                          General Counsel

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 12           Computation of Ratio of Earnings to Fixed Charges

Exhibit 15           Accountants' Acknowledgment