Form 10-K
period 2001-12-29
PEPSICO INC
filed 2002-03-20
CIK 77476

No. 1-1183

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 29, 2001

Incorporated in North Carolina
700 Anderson Hill Road
Purchase, New York 10577-1444
(914) 253-2000

13-1584302
 (I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value 1-2/3 cents per share	New York and Chicago Stock Exchanges

         Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of PepsiCo Common Stock outstanding as of March 8, 2002 was 1,764,455,280. The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo as of March 8, 2002 was $87,358,330,366.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo's May 1, 2002 Annual Meeting of Shareholders	III

PART I

Item 1. Business

        PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this Report the terms "we", "us", "our" and the "Company" means PepsiCo and its divisions and subsidiaries.

         On August 2, 2001, we completed a merger transaction with The Quaker Oats Company ("Quaker") whereby Quaker became a wholly-owned subsidiary of PepsiCo. Under the merger agreement dated December 2, 2000, Quaker shareholders received 2.3 shares of PepsiCo common stock in exchange for each share of Quaker common stock, including a cash payment for fractional shares. We issued approximately 306 million shares of our common stock in exchange for all the outstanding common stock of Quaker.

WORLDWIDE SNACKS

         Our snack food business is comprised of two business units: Frito-Lay North America and Frito-Lay International.

         Frito-Lay North America

         Frito-Lay North America ("FLNA") manufactures, markets, sells and distributes a varied line of salty, sweet and grain-based snack foods throughout the United States and Canada, including Lay's potato chips, Doritos and Tostitos tortilla chips, Cheetos cheese flavored snacks, Ruffles potato chips, Fritos corn chips, a variety of dips and salsas, Quaker Chewy granola bars, Rold Gold pretzels, Sunchips multigrain snacks, WOW! brand low fat and no fat versions of potato and tortilla chips, Funyons onion flavored rings, Grandma's cookies, Quaker Fruit and Oatmeal bars, Cracker Jack candy-coated popcorn and Quaker Quakes rice cakes. FLNA also sells and distributes Oh Boy! Oberto brand meat snacks under an agreement with the Oberto Sausage Company.

         FLNA's products are transported from manufacturing plants to our major distribution centers, principally by company-owned trucks. FLNA primarily utilizes a direct store delivery system, whereby its sales force delivers the snacks directly from distribution centers to the store shelf. This system permits FLNA to work closely with retail trade locations and to be responsive to their needs. Frito-Lay believes this form of distribution allows it to have a marketing advantage and is essential for the proper distribution of fragile products and products with a short shelf life.

         FLNA also develops the national marketing, promotion and advertising programs that support the FLNA brands and related brand images; oversees the quality of the FLNA products; develops new products and packaging; approves packaging suppliers; and leads and coordinates selling efforts.

         Frito-Lay International

         Frito-Lay International's ("FLI") products are available in approximately 120 countries outside the United States and Canada through company-owned businesses and affiliated companies. On most of the European continent, our snack food business is conducted through Snack Ventures Europe, a joint venture between PepsiCo and General Mills, Inc., in which we own a 60% interest. In ten Latin America countries, our snack food business is conducted through joint ventures between PepsiCo and Libracor, Ltd., a part of Venezuela's Empresas Polar Group. We have a 50% interest in these ventures, except in one country where we own a 70% interest.

         FLI sells a variety of salty and sweet snack food products which appeal to local tastes including Sabritas snack foods, Alegro and Gamesa sweet snacks in Mexico, Walkers snack foods in the United Kingdom and Smith's snack foods in Australia. In addition, many of our U.S. brands, such as Lay's, Doritos, Tostitos, Cheetos, Ruffles and Fritos brand salty snack foods, have been introduced internationally. FLI's products also include various Quaker food and snack products. Principal international markets include Mexico, the United Kingdom, Brazil, Spain, the Netherlands, Australia and South Africa.

         FLI develops the marketing, promotion and advertising programs that support the local and FLI brands and related brand images; oversees the quality of the FLI products; develops new products and packaging; approves packaging suppliers; and leads and coordinates selling efforts.

WORLDWIDE BEVERAGES

         Our beverage business is comprised of three business units: Pepsi-Cola North America, Gatorade/Tropicana North America and PepsiCo Beverages International.

         Pepsi-Cola North America

         Pepsi-Cola North America ("PCNA") manufactures concentrates for Pepsi, Diet Pepsi, Wild Cherry Pepsi, Pepsi One, Pepsi Twist, Mountain Dew, Mountain Dew Code Red, Mug, Sierra Mist, Slice and FruitWorks. PCNA also manufactures and sells Dole single serve juices and juice drinks, SoBe juice drinks and teas and AMP energy drinks. These concentrates and beverages are sold to bottlers in the United States and Canada. PCNA's bottlers are licensed, within defined territories, to manufacture, market, sell and distribute Pepsi beverages and syrups. PCNA also licenses its bottlers to process and distribute Aquafina bottled water. We have a minority interest in 6 of these bottlers, including our three anchor bottlers: The Pepsi Bottling Group, PepsiAmericas and Pepsi Bottling Ventures, which distribute approximately three quarters of our North American volume.

         The Pepsi/Lipton Tea Partnership, a joint venture of PepsiCo and Unilever N.V., sells tea concentrate to Pepsi bottlers, and develops and markets ready-to-drink tea products under the Lipton trademark, including Lipton Brisk and Lipton's Iced Tea. PepsiCo's partnership with the Starbucks Corporation develops ready-to-drink coffee products, which are sold under the Starbucks Frappuccino trademark and are distributed by PCNA's bottlers.

         PCNA also develops the national marketing, promotion and advertising programs that support the PCNA brands and related brand images; oversees the quality of the PCNA beverages; develops new products and packaging; approves packaging suppliers; and leads and coordinates selling efforts for national fountain, supermarket and mass merchandising accounts.

         Gatorade/Tropicana North America

         Gatorade/Tropicana North America ("GTNA") produces, markets, sells and distributes Gatorade sports drinks, Tropicana Pure Premium, Tropicana Season's Best, Tropicana Twister, Dole, and Tropicana Pure Tropics juices and juice beverages and Propel fitness water.

         GTNA manages production and co-packing for Gatorade and Tropicana shelf stable beverages. GTNA utilizes both its own and broker sales forces who sell who these products to a wide variety of wholesale and retail accounts.

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

         GTNA also develops the national marketing, promotion and advertising programs that support the Gatorade and Tropicana brands and related brand images; oversees the quality of the sports drinks, juices and juice beverages; develops new products and packaging; and leads and coordinates selling and distribution efforts for national supermarket, convenience and mass merchandising accounts.

         PepsiCo Beverages International

         PepsiCo Beverages International ("PBI") manufactures concentrates for Pepsi, Pepsi Light, Pepsi Max, Wild Cherry Pepsi, 7UP, Diet 7UP, Mirinda, KAS, Mountain Dew and other brands for sale to bottlers outside of the United States and Canada. PBI's bottlers are licensed, within defined territories, to manufacture, market, sell and distribute Pepsi beverages and syrups. We have a minority interest in approximately 40 of these bottlers. In certain countries PBI owns and operates the bottling businesses which manufacture, sell and distribute Pepsi beverages. PBI also produces and sells Gatorade sports drinks and Tropicana juices and juice beverages outside of the Untied States and Canada through company-owned and independently-owned bottlers and distributors. PBI beverages are sold in approximately 170 countries. Principal international markets include Mexico, China, Saudi Arabia, India, Argentina, Brazil, Thailand, the United Kingdom, Spain, and The Philippines.

         PBI, with its bottlers, develops the international marketing, promotion and advertising programs that support the PBI brands and related brand images; oversees the quality of the PBI beverages; provides technical support to its bottlers; and develops new products and packages; approves packaging suppliers; and leads and coordinates selling efforts for certain international fountain, supermarket and mass merchandising accounts.

QUAKER FOODS NORTH AMERICA

         Quaker Foods North America ("QFNA") manufactures, markets and sells hot and ready-to-eat cereals, flavored rice and pasta products, mixes and syrups, hominy grits and cornmeal in the United States and Canada. QFNA products include Quaker oatmeal, Cap'n Crunch and Life ready-to-eat cereals, Rice-A-Roni rice, Aunt Jemima mixes and syrups, Quaker grits, Pasta Roni pasta and Near East rice. QFNA utilizes both its own and broker sales forces who sell to a variety of wholesale and retail accounts.

         QFNA also develops the national marketing, promotion and advertising programs that support the QFNA brands and brand images; oversees the quality of the products; develops new products and packaging; approves packaging suppliers; and leads and coordinates selling efforts for supermarket and mass merchandising accounts.

Competition

         All of our businesses are highly competitive. Our foods and beverages compete in the United States and internationally with widely distributed products of a number of major companies that operate in many of the areas we serve. We also compete with private label foods and beverages and with the products of local and regional manufacturers. The main areas of competition are price, quality and variety of products, customer service and availability of distribution.

Employees

         As of December 29, 2001, we employed, subject to seasonal variations, approximately 143,000 people worldwide, including approximately 81,000 people employed within the United States. We believe that relations with our employees are generally good.

Raw Materials and Other Supplies

         The principal materials we use in our food and beverage businesses are almonds, aspartame, cocoa, corn, corn sweeteners, flavorings, flour, juice concentrates, oats, oranges, grapefruits and other fruits, potatoes, rice, seasonings, sugar, vegetable and essential oils, wheat, and packaging materials. Key packaging materials include P.E.T. resin used for plastic bottles and cardboard. Since we rely on trucks to move and distribute many of our products, fuel is also an important commodity. These products are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. Prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past we have done so successfully. However, there is no assurance that we will be able to do so in the future.

Governmental Regulation

         The conduct of our businesses, and the production, distribution and use of many of our products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. Our businesses are also subject to state, local and foreign laws.

Patents, Trademarks and Licenses

         We own numerous valuable trademarks which are essential to our worldwide businesses, including Frito-Lay, Lay's, Doritos, Tostitos, Cheetos, Ruffles, Fritos, Rold Gold, Quaker Chewy, Sunchips, Grandma's, Quaker Quakes, Cracker Jack, Sabritas, Alegro, Gamesa, Walkers, Smith's, Pepsi-Cola, Pepsi, Diet Pepsi, Pepsi Max, Wild Cherry Pepsi, Pepsi One, Pepsi Twist, Mountain Dew, Mountain Dew Code Red, Aquafina, Slice, Mug, AMP, 7UP and Diet 7UP (outside the United States), Mirinda, KAS, Sierra Mist, FruitWorks, Gatorade, Propel, Tropicana, Tropicana Pure Premium, Tropicana Season's Best, Tropicana Twister, Tropicana Pure Tropics, Quaker, Cap'n Crunch, Life, Rice-A-Roni, Near East, Pasta Roni, Golden Grain and Aunt Jemima. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized (through licensing arrangements) the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on collateral products for the primary purpose of enhancing brand awareness.

         We either own or have licenses to use a number of patents which relate to some of our products and the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Environmental Matters

         We continue to make expenditures to comply with federal, state, local and foreign environmental laws and regulations. These expenditures have not had a material impact on our capital expenditures, net income or competitive position.

Business Segments

        Information related to:

       Net sales;
       Operating profit;
       Total assets;
       Amortization of intangible assets;
       Depreciation and other amortization expense;
       Capital spending;
       Investments in unconsolidated affiliates; and
       Equity income/(loss) and transition gains/(losses)

for each reportable segment for 2001, 2000 and 1999 may be found in Item 8 “Financial Statements and Supplementary Data” in Note 21 on pages F-33 through F-38. Additional geographic net sales and long-lived assets are also found in Item 8.

Item 2. Properties

Worldwide Snacks

         FLNA operates 45 food manufacturing and processing plants in the United States and Canada, of which 42 are owned and 3 are leased. In addition, FLNA owns or leases approximately 1,900 warehouses and distribution centers for storage of food products in the United States and Canada. FLNA leases or owns 29 sales/regional offices throughout the United States, including its headquarters building and a research facility in Plano, Texas. FLI operates approximately 90 plants and approximately 1,100 distribution centers, warehouses and offices outside of the United States and Canada.

Worldwide Beverages

         PCNA operates 2 concentrate plants and 7 warehouses throughout the United States and Canada. Licensed bottlers in which we have an ownership interest operate 75 bottling plants. GTNA operates 11 manufacturing plants, 14 distribution centers and 16 offices, including Tropicana's corporate office space in Bradenton, Florida. PBI operates approximately 60 manufacturing and bottling plants and approximately 250 warehouses and offices outside of the United States and Canada.

Quaker Foods North America

         QFNA owns 4 manufacturing plants in the United States.

Shared Properties

         FLNA and QFNA share one plant that manufactures oat based foods and snacks. FLNA, GTNA and QFNA share 21 distribution centers and warehouses and 18 offices in the United States and Canada including a research and development laboratory in Barrington, Illinois, and corporate office space in downtown Chicago, Illinois. In March 2000, Quaker signed a ten year lease for a new building to be constructed in Chicago. This new site is intended to replace the current Chicago offices, which is leased through August 2002. Our obligations under the lease is contingent upon completion of the building and satisfaction of certain obligations by the lessor.

General

         We own our corporate headquarters buildings in Purchase, New York.

         Leases of plants in the United States and Canada generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options.

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

Executive Officers of the Registrant

         The following is a list of names, ages and background of our current executive officers:

Steven S Reinemund, 53, has been our Chairman and Chief Executive Officer since May, 2001. Mr. Reinemund began his career with PepsiCo as Senior Operating Officer of Pizza Hut, Inc. (a former subsidiary of the Company) in 1984. He became President and Chief Executive Officer of Pizza Hut in 1986, President and Chief Executive Officer of Pizza Hut Worldwide in 1991, President and Chief Executive Officer of Frito-Lay in 1992 and Chairman and Chief Executive Officer of Frito-Lay in 1996. Mr. Reinemund served as PepsiCo’s President and Chief Operating Officer from 1999 until 2001.

David R. Andrews, 60, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in February 2002. Before joining PepsiCo, Mr. Andrews was a partner in the law firm of McCutchen, Doyle, Brown & Enersen, LLP, a position he held from 2000 to 2002 and from 1981 to 1997. From 1997 to 2000, he served as the legal adviser to the U.S. Department of State and former Secretary Madeleine Albright.

Peter A. Bridgman, 49, has been our Senior Vice President and Controller since August, 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group in 1999.

Roger A. Enrico, 57, served as Chief Executive Officer and Chairman of the Board from 1996 to 2001. He was Vice Chairman from 1993 to 1996 and from May 2001 until his retirement from PepsiCo in March 2002. He joined PepsiCo in 1971, and became President and Chief Executive Officer of Pepsi-Cola USA in 1983, President and Chief Executive Officer of PepsiCo Worldwide Beverages in 1986, Chairman and Chief Executive Officer of Frito-Lay, Inc. in 1991 and Chairman and Chief Executive Officer of PepsiCo Worldwide Foods in 1992. In addition, he was Chairman and Chief Executive Officer, PepsiCo Worldwide Restaurants, from 1994 until the spin-off of PepsiCo’s restaurant businesses in 1997.

Matthew M. McKenna, 52, has been our Senior Vice President of Finance since August, 2001. Mr. McKenna began his career at PepsiCo as Vice President, Taxes in 1993. In 1998, he became Senior Vice President, Taxes and served as Senior Vice President and Treasurer from 1998 until 2001. Prior to joining PepsiCo, he was a partner with the law firm Winthrop, Stimson, Putnam & Roberts in New York.

Robert S. Morrison, 59, is Vice Chairman of PepsiCo and Chairman, President and Chief Executive Officer of The Quaker Oats Company. Mr. Morrison became Vice Chairman of PepsiCo in August 2001, upon completion of the merger with Quaker. He was elected Quaker's Chairman, President and Chief Executive Officer in 1997. Prior to joining Quaker, Mr. Morrison was Chief Executive Officer of Kraft, Inc. from 1994 to 1997. Previously, he served as President of Kraft Refrigerated Products Group, President of Kraft General Foods Canada and President of General Foods U.S.A.

Indra K. Nooyi, 47, was elected Director, President and Chief Financial Officer of PepsiCo in May 2001, after serving as Senior Vice President and Chief Financial Officer since 2000. Ms. Nooyi joined PepsiCo in 1994 and served as Senior Vice President, Corporate Strategy and Development from 1994 until 2000. Prior to joining PepsiCo, she was Senior Vice President of Strategy, Planning and Strategic Markets for Asea Brown Boveri. She was also Vice President and Director of Corporate Strategy and Planning at Motorola.

Lionel L. Nowell III, 48, has been our Senior Vice President and Treasurer since August, 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of The Pepsi Bottling Group. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit and Director of Internal Audit.

         Executive officers are elected by the Company's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among the Company's executive officers.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

         Stock Trading Symbol - PEP

         Stock Exchange Listings - The New York Stock Exchange is the principal market for our Common Stock, which is also listed on the Amsterdam, Chicago, Swiss and Tokyo Stock Exchanges.

         Shareholders - At December 29, 2001, there were approximately 227,000 shareholders of record.

         Dividend Policy - Quarterly cash dividends are usually declared in November, January, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for these payments are December 7, 2001, March 8, June 7 and September 6, 2002. Quarterly cash dividends have been paid since PepsiCo was formed in 1965.

         Cash Dividends Declared Per Share (in cents):

Quarter	2001	2000
1	14.0	13.5
2	14.5	14.0
3	14.5	14.0
4	14.5	14.0
Total	57.5	55.5

Note: Through the second quarter of 2001, cash dividends declared are those of pre-merger PepsiCo.

         Stock Prices - The composite high and low sales prices and quarterly closing prices for one share of PepsiCo Common Stock for each fiscal quarter of 2001 and 2000 were as follows (in dollars):

2001	HIGH	LOW	CLOSE
First Quarter	49.50	40.25	43.85
Second Quarter	46.61	40.90	43.26
Third Quarter	47.99	43.12	47.40
Fourth Quarter	50.46	45.76	49.05

2000	HIGH	LOW	CLOSE
First Quarter	38.63	29.69	33.00
Second Quarter	42.50	31.56	41.25
Third Quarter	47.06	39.69	42.31
Fourth Quarter	49.94	41.31	49.56

Item 6. Selected Financial Data

Selected Financial Data is included on page F-44.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

On August 2, 2001, we completed a merger transaction, which resulted in The Quaker Oats Company (Quaker) becoming a wholly-owned subsidiary of PepsiCo. As a result, we restated all prior periods presented to reflect the combined results of operations, financial position and cash flows of both companies as if they had always been merged. For further detail see "Merger of PepsiCo and The Quaker Oats Company".

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

Management's Discussion and Analysis is presented in four sections. The first section discusses critical accounting policies, transactions with related and other parties, items affecting comparability, new accounting standards and market and other risk factors. The second section analyzes the results of operations, first on a consolidated basis and then for each of our business segments. The final two sections address consolidated cash flows and liquidity and capital resources.

Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance including synergies from the merger, the impact of the euro conversion and the impact of global macroeconomic issues. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

INTRODUCTION TO OUR BUSINESS

Critical Accounting Policies

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following:

Principles of consolidation - The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Investments in unconsolidated affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our definition of control for majority owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of unconsolidated affiliates accounted for by the equity method is included in our consolidated net income. As a result of changes in the operations of our European snack joint venture, we have determined that, effective in 2002, consolidation is required.

Revenue recognition - We recognize revenue when products are delivered to customers consistent with sales terms. Sales terms generally do not allow a right of return.

Derivative instruments and hedging - We manage risks associated with commodity prices, foreign exchange rates, interest rates and our stock price and may use derivative instruments to hedge these risks. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure and, therefore, we do not use derivative instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions based on the terms and timing of the underlying exposures. All derivative instruments are recognized in our Consolidated Balance Sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices.

Asset impairment - All long-lived assets, including goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used in these cash flows are consistent with internal forecasts.

Income taxes - Our effective tax rate and the tax bases of our assets and liabilities reflect our best estimate of the ultimate outcome of tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

Commitments and contingencies - We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Our contractual and other commercial obligations primarily relate to the procurement of goods and services in the normal course of business and to guarantees related to our equity investees.

Refer to Note 1 to the financial statements for additional information on our accounting policies.

Transactions with Related and Other Parties

Significant related parties include our bottling franchisees in which we own an equity interest. We have entered into agreements with these bottlers and expect these arrangements to continue. These agreements cover the prices and terms for the sale of concentrate and full goods bearing our trademarks, as well as the manufacturing and distribution of our fountain products. In addition, we provide various forms of marketing support to or on behalf of our bottlers covering a variety of initiatives including marketplace support, marketing programs, capital equipment and shared media expense. The level of this support is negotiated annually and can be increased or decreased at our discretion. We provide this support because we share a common business objective with our bottlers of increasing the availability and consumption of Pepsi-Cola beverages and the level of support has a direct impact on these objectives. See Liquidity and Capital Resources for related party commitments and guarantees and Note 10 to our consolidated financial statements for additional information on related parties.

Certain members of our Board of Directors also serve on the boards of certain vendors and customers. Our transactions with these vendors and customers are in the normal course of business and consistent with terms negotiated with other vendors and customers. Those Board members do not participate in vendor selection and negotiations nor in customer negotiations. In addition, certain officers serve on the boards of our anchor bottlers and other equity investees and may receive compensation from such entities consistent with that of other members serving on those boards.

Items Affecting Comparability

Fifty-third Week in 2000

Comparisons of 2000 to 2001 and 1999 are affected by an additional week of results in the 2000 reporting year. Because our fiscal year ends on the last Saturday in December, a fifty-third week is added every five or six years. The fifty-third week increased 2000 net sales by an estimated $294 million, operating profit by an estimated $62 million and net income by an estimated $44 million or $0.02 per share.

Merger of PepsiCo and The Quaker Oats Company

Under the Quaker merger agreement dated December 2, 2000, Quaker shareholders received 2.3 shares of PepsiCo common stock in exchange for each share of Quaker common stock, including a cash payment for fractional shares. We issued approximately 306 million shares of our common stock in exchange for all the outstanding common stock of Quaker.

In connection with the merger transaction, we sold the global rights in our All Sport beverage brand to The Monarch Company, Inc. of Atlanta. As part of the terms of the sale, we agreed that, for 10 years after the Quaker transaction closing date, we would not distribute Gatorade sports drink through our bottling system in the United States and would not include Gatorade with Pepsi-Cola products in certain marketing or promotional arrangements covering specific distribution channels.

The merger was accounted for as a tax-free transaction and as a pooling-of-interests. As a result, all prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of both companies as if they had always been combined. Certain reclassifications were made to conform the presentation of the financial statements, and the fiscal calendar and certain interim reporting policies were also conformed. There were no material transactions between pre-merger PepsiCo and Quaker.

The results of operations of the separate companies and the combined company for the most recent interim period prior to the merger and for the years presented in the consolidated financial statements are as follows:

                                              24 Weeks
                                                 Ended
                                               6/16/01        2000       1999

Reported Net Sales:
  PepsiCo..................................    $ 9,820     $20,438    $20,367
  Quaker...................................      2,741       5,041      4,726
  Adjustments (a)..........................       (518)          –          –
                                               -------     -------    -------
Combined...................................    $12,043     $25,479    $25,093
                                               =======     =======    =======
Reported Net Income:
  PepsiCo..................................    $ 1,150     $ 2,183    $ 2,050
  Quaker...................................        279         360        455
  Adjustments (a)..........................        (61)          –          –
                                               -------     -------    -------
Combined...................................    $ 1,368     $ 2,543    $ 2,505
                                               =======     =======    =======
(a)	Adjustments reflect the impact of changing Quaker’s fiscal calendar to conform to PepsiCo’s and conforming the accounting policies of the two companies applicable to interim reporting. These changes have no impact on full year net sales or net income.

During 2001, we recognized costs of $356 million associated with our merger with Quaker. The components of these merger-related costs were as follows:

Transaction costs..........................      $ 117
Integration and restructuring costs........        239
                                               -------
   Total merger-related costs..............      $ 356
                                               =======
      After-tax............................      $ 322
                                               =======
      Per share............................      $0.18
                                               =======

Transaction costs were incurred to complete the merger and consist primarily of fees and expenses for investment bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, expenses for accelerated vesting under change-in-control provisions, information system integration costs and employee-related costs.

The restructuring charges primarily reflect termination costs for approximately 580 corporate, sales, distribution, manufacturing, research and marketing employees. Employee termination costs include retirement benefit costs, severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. As of December 29, 2001, approximately 380 of the terminations have occurred. The terminations are expected to be completed during 2002.

Additional merger-related actions are expected to bring the total integration costs and restructuring charges to between $450 million and $550 million. Ongoing merger-related cost savings and revenue enhancement opportunities are expected to reach $400 million a year by 2005. We expect to achieve up to $175 million of the synergies by the end of 2002.

Other Impairment and Restructuring Charges

                                                  2001        2000       1999

Asset impairment charges
Held and used in the business
  Property, plant and equipment............      $  19       $ 125      $   8

Held for disposal/abandonment
   Property, plant and equipment...........          -           -         34
                                               -------     -------    -------
      Total asset impairment...............         19         125         42
                                               -------     -------    -------
Restructuring charges
Employee-related costs.....................          -          41         20
Other charges..............................         12          18         11
                                               -------     -------    -------
      Total restructuring..................         12          59         31
                                               -------     -------    -------
Total......................................      $  31       $ 184      $  73
                                               =======     =======    =======
     After-tax.............................      $  19       $ 111      $  45
                                               =======     =======    =======
     Per share............................       $0.01       $0.06      $0.02
                                               =======     =======    =======

2001 and 2000
The 2001 and 2000 other impairment and restructuring charges relate to a three-year supply chain reconfiguration project announced in 1999 to upgrade and optimize Quaker’s manufacturing and distribution capabilities across all of its North American businesses.

The asset impairment charges primarily reflect the reduction in the carrying value of the land, buildings and production machinery and equipment to their estimated fair market value based on analyses of the liquidation values of similar assets. The restructuring charges primarily included severance and termination benefits for approximately 1,000 employees and other shutdown costs. No future charges are expected on this project.

1999
The 1999 other impairment and restructuring charges of $73 million were comprised of the following:

•	A charge of $65 million, for asset impairment of $37 million and restructuring charges of $28 million, related to the closure of three plants and impairment of equipment at Frito-Lay North America. The asset impairment charges primarily reflected the reduction in the carrying value of the land and buildings to their estimated fair market value based on selling prices for comparable real estate, less costs to sell, and the write off of the net book value of equipment which could not be redeployed. The plant closures were completed during 1999. The majority of these assets were either disposed of or abandoned in 1999. The restructuring charges of $28 million primarily included severance costs and plant closing costs.

14
•	A charge of $8 million, for asset impairment of $5 million and restructuring charges of $3 million, related to the previously discussed Quaker supply chain reconfiguration project. The charge included costs to consolidate several cereal manufacturing lines and employee-related costs.

The employee-related costs for 1999 of $20 million primarily included severance and early retirement benefits for approximately 930 employees. Substantially all of the terminations occurred during 1999.

Total restructuring reserves of $100 million, including merger-related reserves, at December 29, 2001, are included in accounts payable and other current liabilities in the Consolidated Balance Sheet.

Bottling Transactions

During 1999, we completed a series of transactions creating our anchor bottlers. In April 1999, certain wholly-owned bottling businesses, referred to as The Pepsi Bottling Group (PBG), completed an initial public offering with PepsiCo retaining a direct noncontrolling ownership interest of 35.5%. In May, we combined certain other bottling operations with Whitman Corporation retaining a noncontrolling ownership interest of approximately 38%. In July, we combined certain other bottling operations with PepCom Industries, Inc. retaining a noncontrolling interest of 35% in the combined entity renamed Pepsi Bottling Ventures, LLC. In October, we formed a business venture with Pohlad Companies, a Pepsi-Cola franchisee, retaining a noncontrolling ownership interest of approximately 24% in the venture’s principal operating subsidiary, PepsiAmericas, Inc.

Our financial statements include the results of our bottling operations on a consolidated basis through the transaction dates above, and our proportionate share of income under the equity method subsequent to those dates.

In December 2000, Whitman merged with PepsiAmericas. We now own approximately 37% of the combined company, which has since changed its name to PepsiAmericas, Inc. As part of the merger, we participate in an earn-out option whereby we may receive additional shares when certain performance targets are met.

Our three anchor bottlers distribute approximately three-fourths of our beverage products in North America.

Tax Item

In 1999, Quaker adjusted its tax accruals and tax assets to reflect developments and information received during the year. The net effect of these adjustments reduced the income tax provision by $59 million or $0.03 per share.

New Accounting Standards

On December 31, 2000, we adopted Statement of Financial Accounting Standard No. (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS 133 on December 31, 2000 increased assets by approximately $12 million and liabilities by approximately $10 million with approximately $3 million recognized in accumulated other comprehensive income and a loss of less than $1 million recognized in the Consolidated Statement of Income.

During 2000 and 2001, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products was issued in November 2001 and codified earlier pronouncements. Primarily effective for 2002, adoption of EITF 01-9 will reduce our net sales by $3.4 billion in 2001, $3.1 billion in 2000 and $2.9 billion in 1999, with selling, general and administrative expenses reduced by the same amounts.

In July 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Since our merger with Quaker (see Note 2 to the consolidated financial statements) was initiated in December 2000 and our acquisition of South Beach Beverage Company, LLC (see Note 4 to the consolidated financial statements) was completed in January 2001, adoption of this statement does not have an impact on our consolidated financial statements.

In July 2001, the FASB also issued SFAS 142, Goodwill and Intangibles. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to existing goodwill and intangible assets, as well as to transactions completed after the statement’s effective date. SFAS 142 is effective for 2002. Adoption of SFAS 142 will increase income before taxes by approximately $87 million in 2002 reflecting the cessation of goodwill amortization and changes in the lives of other intangibles. The required transition impairment evaluations are not expected to result in impairment charges.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We are currently assessing SFAS 143 and the impact that adoption, in 2003, will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for 2002. Adoption will not have a material impact on our consolidated financial statements.

Market and Other Risk Factors

Market Risks

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

•	commodity prices, affecting the cost of our raw materials and fuel;
•	foreign exchange risks;
•	interest rates on our debt and short-term investment portfolios; and
•	our stock price.

In the normal course of business, we manage these risks through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies.

Our hedging transactions include, but are not limited to, the use of various derivative instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure and, therefore, we do not use derivative instruments for trading or speculative purposes. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items.

Commodity Prices

We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We manage this risk primarily through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivative instruments. Derivative instruments, including futures, options and swaps, are used to hedge fluctuations in prices of a portion of anticipated commodity purchases, primarily corn, oats, natural gas, heating oil, vegetable oil and packaging materials. Our use of derivative instruments is not significant to our commodity purchases.

Our commodity derivative positions were $252 million at December 29, 2001 and $52 million at December 30, 2000. Our commodity derivative positions resulted in a net unrealized loss of $16 million at December 29, 2001 and a net unrealized gain of $3 million at December 30, 2000. We estimate that a 10% decline in commodity prices would have increased the loss by $18 million in 2001 and reduced the gain by $6 million resulting in a loss in 2000.

Foreign Exchange

International operations constitute about one-fifth of our annual business segment operating profit. Operating in international markets involves exposure to movements in foreign exchange rates, primarily the Mexican peso, British pound, Canadian dollar, euro and Brazilian real, which principally impacts the translation of our international operating profit into U.S. dollars. On occasion, we may enter into derivative instruments, as necessary, to reduce the effect of foreign exchange rate changes. We manage the use of foreign exchange derivatives centrally.

Our foreign currency derivative positions had an aggregate notional value of $355 million, with $223 million relating to contracts to exchange British pounds for U.S. dollars, at December 29, 2001 and $344 million, with $336 million relating to contracts to exchange British pounds to U.S. dollars, at December 30, 2000. These forward contracts had a net gain of $4 million at December 29, 2001 and losses of $9 million at December 30, 2000. We estimate that an unfavorable 10% change in the exchange rates would have decreased the 2001 gain by $35 million resulting in a loss and increased the 2000 losses by $35 million.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use interest rate and currency swaps to effectively change the interest rate and currency of specific debt issuances, with the objective of reducing our overall borrowing costs. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt. Our credit risk related to interest rate and currency swaps is considered low because such swaps are entered into only with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration.

Assuming year-end 2001 and 2000 variable rate debt and investment levels, a one-point increase in interest rates would have increased net interest expense by $3 million in 2001 and $7 million in 2000. The change in this impact from 2000 resulted from decreased variable debt levels and increased investment levels at year-end 2001. This sensitivity analysis includes the impact of existing interest rate and currency swaps.

Stock Price

The portion of our deferred compensation liability which is based on our stock price is subject to market risk. Prepaid forward contracts with financial institutions with an aggregate notional amount of $52 million at year-end 2001 were used to hedge this risk and are accounted for as natural hedges. The change in fair value of these equity derivative contracts resulted in $1 million of expense in 2001, $19 million of income in 2000 and $6 million of expense in 1999. We estimate that a 10% unfavorable change in the year-end stock price would have increased the 2001 loss by $6 million and reduced the 2000 gain by $7 million.

Euro Conversion

Our operating subsidiaries affected by the euro conversion successfully addressed the issues raised by the euro currency conversion including, among others, adapting computer and financial systems, business processes and equipment, such as vending machines, to accommodate euro-denominated transactions and took actions to reduce the impact of one common currency on cross-border pricing. We have experienced no business interruption as a result of the issuance and circulation of euro-denominated bills and coins and the withdrawal of legacy currencies. The system and equipment conversion costs were not material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing and the resulting impact, if any, on financial condition or results of operations.

RESULTS OF OPERATIONS

General

In the discussions below, the year-over-year dollar change in unit sales is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Comparable results in all periods presented below exclude:
•	the costs associated with our merger with Quaker,
•	the impact of the fifty-third week in 2000,
•	other impairment and restructuring charges and various Quaker one-time items and
•	the gain on the bottling transactions in 1999, and also
•	reflect the impact of certain reclassifications and tax items.
In addition, comparable net sales and operating profit present the deconsolidation of our bottling operations as if it had occurred at the beginning of 1998.

Consolidated Review

Net Sales                                                    % Change B/(W)

                   2001        2000           1999         2001        2000

Reported        $26,935     $25,479        $25,093            6           2

Comparable      $26,935     $25,185        $23,385            7           8

In 2001, comparable net sales increased 7%. This increase is primarily due to volume gains and higher effective net pricing of worldwide snacks and worldwide beverages, as well as the acquisition of South Beach Beverage Company, LLC (SoBe). These gains were partially offset by a net unfavorable foreign currency impact. The SoBe acquisition enhanced comparable net sales growth by nearly 1 percentage point and the unfavorable foreign currency impact, primarily in Brazil and Europe, reduced comparable net sales growth by more than 1 percentage point.

In 2000, comparable net sales increased 8%. This increase is primarily due to volume gains and higher effective net pricing of worldwide snacks, Pepsi-Cola North America and PepsiCo Beverages International. These increases were partially offset by a net unfavorable foreign currency impact, primarily in Europe, which reduced comparable net sales growth by 1 percentage point. The fifty-third week enhanced reported net sales growth by 1 percentage point.

Volume

Servings are based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.

Total servings increased 4% in 2001 compared to 2000 primarily due to contributions from our international divisions and Pepsi-Cola North America.

Total servings increased 5% in 2000 compared to 1999 driven by our international divisions, as well as contributions from Frito-Lay North America and Gatorade/Tropicana North America.

Operating Profit and Margin

                                                                  Change B/(W)

                                2001        2000      1999      2001        2000

 Reported
  Operating profit            $4,021      $3,818    $3,483         5%         10%
  Operating profit margin       14.9%       15.0%     13.9%     (0.1)        1.1

Comparable
  Operating profit            $4,406      $3,957    $3,487        11%         13%
  Operating profit margin       16.4%       15.7%     14.9%      0.7         0.8

In 2001, comparable operating profit margin increased 0.7 percentage points primarily reflecting the favorable margin impact of higher effective net pricing and increased volume. These improvements were partially offset by the margin impact of increased advertising and marketing and general and administrative expenses.

In 2000, comparable operating profit margin increased 0.8 percentage points primarily reflecting the favorable margin impact of higher effective net pricing and increased volume. These improvements were partially offset by the margin impact of increases in selling and distribution expenses, primarily in Frito-Lay International, advertising and marketing and general and administrative expenses.

Bottling Equity Income and Transaction Gains and Losses

Bottling equity income and transaction gains and losses includes our share of the net earnings or losses from our bottling equity investments. From time to time, we may increase or dispose of particular bottling investments. Any gains or losses from disposals, as well as other transactions related to our bottling investments, are also reflected on a pre-tax basis in equity income and transaction gains and losses.

In 2001, comparable net bottling equity income and transaction gains and losses increased 28% to $160 million, primarily reflecting the strong performance of PBG. Results for 2001 also include a gain of $59 million from the sale of approximately 2 million shares of PBG stock and a net credit of $23 million related to the resolution of issues for which a prior year accrual was established in connection with the creation of our anchor bottler system. These increases were offset by impairment charges of $62 million related to certain international bottling investments, primarily our equity investment in Turkey, reflecting a major currency devaluation and adverse macroeconomic conditions. Additionally, $27 million for our share of a charge recorded by PepsiAmericas for environmental liabilities relating to discontinued operations is included in our share of the net earnings from our bottling equity investments in 2001.

In 2000, comparable net bottling equity income and transaction gains and losses increased 51% to $125 million. Our share of net earnings from our bottling equity investments includes $18 million from the favorable impact of an accounting change by PBG. In addition, results for 2000 include our share of charges related to restructuring actions in certain other bottling affiliates and the net loss from changes in our equity ownership interests. The fifty-third week in 2000 enhanced reported net bottling equity income and transaction gains and losses by $5 million.

In 1999, reported bottling equity income and transaction gains and losses includes a gain on bottling transactions of $1.0 billion ($270 million after-tax or $0.15 per share) relating to the second quarter PBG and Whitman bottling transactions. The PBG transaction resulted in a pre-tax gain of $1.0 billion ($476 million after-tax or $0.26 per share). The majority of the taxes are expected to be deferred indefinitely. The Whitman transaction resulted in an after-tax loss to us of $206 million or $0.11 per share. The 1999 PepCom transaction was accounted for as a nonmonetary exchange for book purposes. However, a portion of the transaction was taxable which resulted in income tax expense of $25 million or $0.01 per share. The 1999 Pohlad transaction was structured as a fair value exchange with no resulting gain or loss. Further, 1999 bottling equity income and transaction gains and losses reflects $83 million for the equity income of our previously consolidated bottling operations from the applicable transaction closing dates and the equity income or loss of other unconsolidated bottling affiliates for the second, third and fourth quarters.

Interest Expense, net
                                                                    % Change B/(W)

                               2001        2000         1999       2001        2000

Reported
  Interest expense            $(219)      $(272)       $(421)        20          35
  Interest income                67          85          130        (22)        (34)
                             -------     -------      -------
  Interest expense, net       $(152)      $(187)       $(291)        19          36
                             =======     =======      =======

Comparable
  Interest expense            $(219)      $(268)       $(421)        19          36
  Interest income                67          66          136          -         (51)
                             -------     -------      -------
  Interest expense, net       $(152)      $(202)       $(285)        25          29
                             =======     =======      =======

Reported and comparable interest income in 2001 includes a loss on investments used to economically hedge a portion of our deferred compensation liability. Reported interest income in 2000 and 1999 includes gains or losses from the equity derivative contracts used to hedge a portion of our deferred compensation liability. These equity derivative gains or losses are now classified in selling, general and administrative expenses in connection with the 2001 adoption of the accounting standard on derivative instruments. Comparable interest income for 2000 and 1999 reflects this reclassification. The fifty-third week increased reported net interest expense in 2000 by $3 million.

In 2001, comparable net interest expense declined 25%. Interest expense declined primarily as a result of significantly lower average debt levels. Interest income remained nearly flat as the increase from higher average investment balances was offset by lower average interest rates and a loss on the investments hedging a portion of our deferred compensation liability.

In 2000, comparable net interest expense declined 29%. Interest expense declined reflecting significantly lower average debt levels, partially offset by higher average interest rates. Lower average debt levels reflect the third quarter 1999 repayment of borrowings used to finance the Tropicana acquisition and the absence of the financing related to PBG. Interest income declined primarily due to lower average investment balances.

Provision for Income Taxes

                                             2001             2000             1999

Reported
  Provision for income taxes               $1,367           $1,218           $1,770
  Effective tax rate                         33.9%            32.4%            41.4%

Comparable
  Provision for income taxes               $1,412           $1,270           $1,099
  Effective tax rate                         32.0%            32.7%            32.9%

In 2001, the comparable effective tax rate decreased 0.7 percentage points primarily due to lower taxes on foreign results. The reported effective tax rate increased 1.5 percentage points primarily due to limited tax benefits associated with merger-related costs recognized during the year.

In 2000, the comparable effective tax rate remained nearly flat. The reported effective tax rate decreased 9 percentage points primarily as a result of the 1999 bottling transactions.

Net Income and Net Income Per Common Share - Assuming Dilution

                                                                      % Change B/(W)
                                  2001        2000        1999       2001      2000

Reported
  Net income                    $2,662      $2,543      $2,505          5         2
  Net income per common share    $1.47       $1.42       $1.38          4         3

Comparable
  Net income                    $3,002      $2,610      $2,239         15        17
  Net income per common share    $1.66       $1.46       $1.23         14        18

In 2001, comparable net income increased 15% and the related net income per common share increased 14%. These increases primarily reflect increased operating profit, lower net interest expense and a lower effective tax rate.

In 2000, comparable net income increased 17% and the related net income per common share increased 18% reflecting higher operating profit and lower net interest expense. The increase in net income per common share also reflects the benefit from a 1.4% reduction in average shares outstanding.

Business Segments

Additional information concerning our operating segments is presented in Note 21 to our consolidated financial statements.

Worldwide Snacks

Worldwide Snacks primarily include our salty, sweet and grain-based snack businesses. Products manufactured and sold by Frito-Lay North America include Lay’s potato chips, Doritos and Tostitos tortilla chips, Cheetos cheese flavored snacks, Ruffles potato chips, Fritos corn chips, a variety of dips and salsas, Quaker Chewy granola bars, Rold Gold pretzels, Sunchips multigrain snacks and Funyuns onion flavored rings. Frito-Lay International includes Sabritas snack foods and Alegro and Gamesa sweet snacks in Mexico, Walkers snack foods in the United Kingdom and Smith’s snack foods in Australia. Frito-Lay International also includes non-snack products, such as cereals that are not material.

Volume growth is reported on a system-wide basis, which includes joint ventures.

Frito-Lay North America

                                                                     % Change B/(W)
                            2001         2000          1999         2001        2000

Net sales
    Reported              $9,374       $8,971        $8,232            4           9
    Comparable            $9,374       $8,807        $8,232            6           7

Operating profit
    Reported              $2,056       $1,915        $1,679            7          14
    Comparable            $2,056       $1,875        $1,679           10          12

2001 vs. 2000

Pound volume advanced 3% excluding the impact of the fifty-third week in 2000. This growth was led by single-digit growth in Lay’s potato chips, Cheetos cheese flavored snacks, Doritos tortilla chips, Fritos corn chips and the introduction of our new Lay’s Bistro Gourmet potato chips. These gains were partially offset by a double-digit decline in Ruffles potato chips. Pound volume growth including the fifty-third week in 2000 was 1%.

Comparable net sales grew 6% due to higher effective net pricing and the increased volume. Lay’s Bistro Gourmet potato chips contributed nearly 1 percentage point to this growth.

Comparable operating profit increased 10% primarily reflecting the higher effective net pricing and increased volume, partially offset by increased advertising and marketing expenses. Advertising and marketing expenses grew at a faster rate than sales primarily due to increased promotional allowances.

2000 vs. 1999

Pound volume advanced 5% excluding the impact of the fifty-third week. This growth was primarily driven by most of our core brands, excluding the low-fat and no-fat versions, and by our new Snack Kit products. The growth in core brands was led by solid single-digit growth in Lay’s potato chips, Cheetos cheese flavored snacks and Ruffles potato chips, as well as double-digit growth in Tostitos tortilla chips. These gains were partially offset by continued declines in WOW! products. Pound volume growth including the fifty-third week was 7%.

Comparable net sales increased 7% primarily due to the volume gains and higher effective net pricing. Sales of our new Snack Kit and Snack Mix products and Oberto natural beef jerky snacks accounted for almost 30% of this growth. The fifty-third week enhanced reported net sales growth by 2 percentage points.

Comparable operating profit increased 12% primarily reflecting the higher volume, the higher effective net pricing and reduced vegetable oil costs, partially offset by higher energy and fuel costs. Advertising and marketing expenses grew at a slightly slower rate than sales. The margin impact of these favorable factors contributed to the comparable operating profit margin improvement of 0.9 percentage points. The fifty-third week enhanced reported operating profit growth by 2 percentage points.

Frito-Lay International

                                                                     % Change B/(W)
                            2001         2000          1999         2001        2000

Net sales
    Reported              $5,130       $4,875        $4,274            5          14
    Comparable            $5,130       $4,814        $4,274            7          13

Operating profit
    Reported                $627         $546          $455           15          20
    Comparable              $627         $536          $455           17          17

2001 vs. 2000

Kilo volume increased 6%, excluding the impact of the fifty-third week in 2000. This growth was primarily driven by a 9% increase in salty snack kilos and a 5% increase in sweet snack kilos. The salty snack growth was led by double-digit growth at our European joint venture, in Brazil and in Poland and single-digit growth at Walkers. Acquisitions contributed 2 percentage points of salty growth. The sweet snack increase was primarily attributable to growth at Gamesa. Kilo volume growth including the fifty-third week in 2000 was 5%.

Comparable net sales increased 7%, primarily driven by the volume growth in Walkers, Gamesa and Poland and effective net pricing at Sabritas and Gamesa. Acquisitions contributed 1 percentage point to sales growth. Weaker foreign currencies in Brazil and the United Kingdom decreased net sales by 4 percentage points.

Operating profit increased 17%, led by solid results from Sabritas, Walkers, Poland and Gamesa, partially offset by a decrease in Argentina as a result of macroeconomic conditions. The weaker foreign currencies, primarily in Brazil and the United Kingdom, decreased operating profit growth by 2 percentage points.

2000 vs. 1999

Kilo volume increased 10%, excluding the impact of the fifty-third week. This growth was primarily driven by a 13% increase in salty snack kilos and a 9% increase in other non-snack food kilos. The salty snack growth was led by double-digit increases at Sabritas, our European and Latin American joint ventures and Walkers. The other non-snack food growth was led by our business in Brazil. Acquisitions did not significantly impact the kilo growth. Kilo volume growth including the fifty-third week was 11%.

Comparable net sales increased 13% primarily driven by the volume growth at Sabritas, Walkers and in Turkey, largely due to promotional programs, and effective net pricing at Gamesa and Sabritas. The net impact from acquisitions/divestitures contributed 2 percentage points to sales growth. Weaker foreign currencies, primarily in the United Kingdom and Australia, decreased net sales growth by 3 percentage points.

Comparable operating profit grew 17% reflecting strong operating performances at Sabritas, Gamesa and in Turkey. The net impact from acquisitions/divestitures decreased operating profit growth by 3 percentage points. Weaker foreign currencies, primarily in the United Kingdom, decreased operating profit growth by 2 percentage points.

Worldwide Beverages

Our worldwide beverage operations include Pepsi-Cola North America, Gatorade/Tropicana North America and PepsiCo Beverages International.

Pepsi-Cola North America markets, promotes and manufactures concentrates for Pepsi, Mountain Dew, MUG, Sierra Mist, Slice and other brands for sale to franchised bottlers. It also sells syrups for these brands to national fountain accounts. Pepsi-Cola North America receives a royalty fee for licensing the processing, distribution and sale of Aquafina bottled water; manufactures, markets and distributes ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks; and manufactures and sells SoBe and Dole beverages for distribution and sale through our franchise bottling system.

Gatorade/Tropicana North America produces, markets, sells and distributes Gatorade sports drinks, Tropicana Pure Premium, Tropicana Season’s Best, Tropicana Twister and Dole juices.

PepsiCo Beverages International (PBI) manufactures concentrates of Pepsi, 7UP, Mirinda, KAS, Mountain Dew, and other brands internationally for sale to franchised and company-owned bottlers. PBI also produces, markets, sells and distributes Gatorade sports drinks as well as Tropicana and other juices. In addition, PBI operates bottling plants and distribution facilities in certain international markets for the production, distribution and sale of company-owned and licensed brands.

Pepsi-Cola North America

                                                                     % Change B/(W)
                           2001          2000          1999         2001        2000

Net sales
    Reported             $3,842        $3,289        $2,605           17          26
    Comparable           $3,842        $3,253        $3,005           18           8

Operating profit
    Reported               $927          $833          $751           11          11
    Comparable             $927          $820          $751           13           9

2001 vs. 2000

Concentrate shipments and equivalents increased 4%, excluding the impact of the fifty-third week in 2000. This increase was primarily driven by high single-digit growth in Mountain Dew reflecting the introduction of Code Red, strong growth in Sierra Mist and Aquafina, the acquisition of SoBe and the launch of Dole. These gains were partially offset by a low single-digit decline in trademark Pepsi, which was mitigated, in part, by the successful launch of Pepsi Twist, and a double-digit decline in Slice reflecting the strong growth of Sierra Mist. Bottler case sales volume increased 4%. The carbonated soft drink portfolio and the acquisition of SoBe each contributed 1 percentage point to both concentrate shipments and equivalents and bottler case sales growth.

Comparable net sales increased 18% primarily due to the increased volume and higher effective net pricing. The acquisition of SoBe and our new products Dole, Mountain Dew Code Red, Sierra Mist and Pepsi Twist, accounted for the majority of the volume growth. These gains were partially offset by increased customer support. SoBe and Dole are sold as finished product to our bottling system. Accordingly, net sales growth was accelerated due to their significantly higher price per unit. The SoBe acquisition contributed 7 percentage points to net sales growth.

Operating profit increased 13% primarily due to the increased volume and higher effective net pricing. These gains were partially offset by the increased advertising and marketing expenses related to bottler funding and other programs, increased general and administrative expenses and the increased customer support. General and administrative expenses grew at a significantly faster rate than sales, while advertising and marketing expenses grew at a significantly slower rate. The SoBe acquisition reduced operating profit growth by 4 percentage points.

2000 vs. 1999

Bottler case sales volume increased 1% driven by double-digit growth in Aquafina and distribution gains from Fruitworks. In addition, the introduction of Sierra Mist and low single-digit growth in Diet Pepsi contributed to the increase. These gains were partially offset by a low single-digit decline in Pepsi and double-digit declines in Pepsi One and Lemon Lime Slice. Concentrate shipments were in line with bottler case sales. On a fifty-three week basis, concentrate shipments increased 1.3%.

Comparable net sales increased 8%. Higher concentrate and fountain pricing and higher Aquafina royalties contributed 8 percentage points of growth, and the increased volume, including the launch of Sierra Mist and our new Dole juice product, contributed 2 percentage points. These increases were partially offset by increased customer support. The fifty-third week enhanced reported net sales growth by 1 percentage point.

Comparable operating profit increased 9% primarily due to the higher concentrate pricing, increased volume and the higher Aquafina royalties. These increases were partially offset by higher advertising and marketing expenses, increased customer support and increased general and administrative expenses.

Gatorade/Tropicana North America

                                                                     % Change B/(W)
                           2001          2000          1999         2001        2000

Net sales
    Reported             $4,016        $3,841        $3,452            5          11
    Comparable           $4,016        $3,808        $3,452            5          10

Operating profit
    Reported               $530          $500          $433            6          16
    Comparable             $530          $495          $433            7          15

2001 vs. 2000

Volume grew 4% excluding the impact of the fifty-third week in 2000. This growth was led by three new Gatorade flavors and double-digit growth in Tropicana Pure Premium nutritionals, offset by low double-digit declines in Tropicana Season’s Best.

Comparable net sales increased 5% due to the volume gains and higher effective net pricing for Gatorade.

Comparable operating profit increased 7% due to the volume gains, the higher effective net pricing and lower general and administrative expenses. These increases were partially offset by higher promotional allowances and higher manufacturing costs primarily resulting from lower fruit yields, higher energy costs and lower production leverage.

2000 vs. 1999

Volume grew 10% due to the introduction of two new Gatorade flavors, multiple packs and expanded distribution. Continued double-digit growth in Tropicana Pure Premium, including strong double-digit growth in Tropicana Pure Premium nutritionals and blends, also contributed to this growth. On a fifty-three week basis, volume increased 11%.

Comparable net sales increased 10% primarily due to the volume gains. Lower effective net pricing at Tropicana was substantially offset by increased pricing of selected Gatorade products.

Comparable operating profit increased 15% primarily due to the volume gains. These gains were partially offset by increased advertising and marketing expenses, including costs to support the launch of Propel fitness water, and increased packaging and transportation costs.

PepsiCo Beverages International

                                                                     % Change B/(W)
                           2001          2000          1999         2001        2000

Net sales
    Reported             $2,582        $2,531        $2,407            2           5
    Comparable           $2,582        $2,531        $2,429            2           4

Operating profit           $221          $169          $108           31          56

2001 vs. 2000

Volume increased 4.5% due to broad-based increases led by Russia, China and Brazil. These increases were partially offset by pricing related declines in Mexico and Saudi Arabia coupled with a macroeconomic decline in Turkey. Total carbonated soft drink concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 3% while their bottler case sales grew at about the same rate.

Net sales increased 2%. This increase was primarily due to the volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Europe, Brazil and Egypt, reduced net sales growth by 4 percentage points.

Operating profit increased 31% primarily reflecting the volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Europe, reduced operating profit growth by 12 percentage points. Overall margin improvements contributed to operating profit growth.

2000 vs. 1999

Volume increased 6%. This reflects broad-based increases led by a doubling of volume in Russia, where volumes recovered from the effects of the 1998 ruble devaluation. Volume growth was also driven by double-digit growth in China, India and Thailand and by growth in Mexico. Total carbonated soft drink concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 2% while their bottler case sales grew at a higher rate.

Comparable net sales increased 4% due to the volume gains and higher effective net pricing, partially offset by a broad-based net unfavorable foreign currency impact led by Europe. The net unfavorable foreign currency impact reduced net sales growth by 5 percentage points.

Operating profit increased 56% primarily reflecting the volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact, primarily in Europe, higher advertising and marketing and higher general and administrative expenses to support top-line growth.

Quaker Foods North America

Quaker Foods North America manufactures, markets and sells ready-to-eat cereals, hot cereals, flavored rice and pasta products, mixes and syrups, hominy grits and cornmeal in North America. Products manufactured and sold include Quaker oatmeal, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni products, Aunt Jemima mixes and syrups and Quaker grits.

                                                                     % Change B/(W)
                            2001         2000          1999         2001       2000

Net sales                 $1,991       $1,972        $1,993            1         (1)

Operating profit            $415         $392          $363            6          8

2001 vs. 2000

Volume decreased 1% driven by declines in ready-to-eat cereals and bulk cornmeal and oats products, largely offset by growth in hot cereals. The hot cereals growth resulted primarily from new products and flavor varieties.

Net sales increased 1% primarily due to higher effective net pricing reflecting a mix shift to higher priced products, as well as price increases for cereals. This increase was offset by the lower overall volume.

Operating profit increased 6% reflecting the higher effective net pricing from growth in higher priced products and the price increases in cereals.

2000 vs. 1999

Volume declined 1% driven by price competition in the ready-to-eat cereal category, partially offset by gains from the introduction of new varieties of hot cereals.

Net sales declined 1% primarily due to the lower overall volume.

Operating profit increased 8% reflecting the higher-margin hot cereals volume growth, productivity gains and lower marketing spending. Advertising and marketing expenses declined at a faster rate than sales.

CONSOLIDATED CASH FLOWS

Operating cash flow for 2001 was $2.9 billion compared with $3.1 billion for 2000. Operating cash flow primarily reflects externally reported net cash provided by operating activities of $4.2 billion, excluding after-tax net interest payments and the cash payments for merger-related costs and other impairment restructuring charges, less capital spending, sales of property, plant and equipment and other net investing activity. Our 2001 operating cash flow reflects a $421 million contribution to our U.S. pension plans compared to a $70 million contribution in 2000. The 2001 payment was made following a review of our anticipated future sources and uses of cash. We do not expect to make a cash contribution to our U.S. pension plans in 2002. Additionally, in 2001, we received tax refunds of $62 million versus $145 million in 2000.

As shown in our Consolidated Statement of Cash Flows, our 2001 cash and cash equivalents decreased $355 million to $683 million reflecting cash used for investing and financing activities primarily funded from net cash provided by operations. The cash used in investing activities reflects capital spending, net purchases of short-term investments, the acquisition of SoBe and the contribution to our pension plans. The cash used in financing activities reflects share repurchases and dividend payments, partially offset by proceeds from the exercise of stock options and the net proceeds of $524 million from the issuance of shares in connection with the merger with Quaker. We issued 13.2 million shares of our repurchased common stock to qualify for pooling-of-interests accounting treatment.

Our 2000 cash and cash equivalents decreased $208 million to $1 billion reflecting cash used for financing and investing activities primarily funded from net cash provided by operations. The cash used in financing activities reflects share repurchases, dividend payments and net long-term debt payments, partially offset by proceeds from the exercise of stock options. The cash used in investing activities reflects capital spending and net purchases of short-term investments.

Common Share Repurchases

Common share repurchase activity was as follows:

                                                     2001         2000         1999

Cost                                               $1,716       $1,430       $1,285
Shares repurchased
   Number of shares (in millions)                      35           38           36
   % of shares outstanding at beginning of year       2.4%         2.6%         2.4%

Quaker repurchased common shares totaling $242 million in 2000 and $373 million in 1999.

Subsequent to our merger with Quaker, we repurchased 35 million shares of our common stock at a cost of $1.7 billion under the emergency and exemptive orders from the Securities and Exchange Commission aimed at facilitating the reopening of the U.S. equities market on September 17, 2001, following the September 11th terrorist attacks. Our Board of Directors authorized the repurchase of up to $2 billion worth of our common stock during the terms of the orders. Repurchases under the orders did not compromise our ability to account for the merger with Quaker as a pooling-of-interests. All authorizations for share repurchases have been rescinded as a result of the PepsiCo and Quaker merger.

LIQUIDITY AND CAPITAL RESOURCES

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world. Our principle source of liquidity is operating cash flows, which are derived from net sales. Macroeconomic conditions may impact the demand for and pricing of our products. Our debt rating of A1 from Moody’s and A from Standard & Poor’s contributes to our accessibility to global capital markets. These ratings reflect our strong operating cash flows and include the impact of the cash flows and debt of our anchor bottlers. We have maintained these healthy ratings since 1989 demonstrating the stability of our operating cash flows.

At year-end 2001, we maintained $750 million of revolving credit facilities. Of the $750 million, approximately $375 million expires in June 2002 with the remaining $375 million expiring in June 2006. Annually, these facilities are extendable for an additional year upon the mutual consent of PepsiCo and the lending institutions. The credit facilities exist largely to support issuances of short-term debt and remain unused at year-end 2001. At year-end 2001, $375 million of short-term borrowings were reclassified as long-term, reflecting our intent and ability, through the existence of the unused credit facilities, to refinance these borrowings on a long-term basis.

Quaker integration costs will require cash, of which $228 million was paid in 2001. We expect the balance will be paid in 2002 and 2003.

Long-term financial obligations and other commercial commitments

Long-term financial obligations:

                                                 Payments Due by Period
                                        Less than      1-3         4-5     After 5
                             Total       1 year       years       years     years

Long-term debt, including
  current maturities (a)     $2,970       $319       $  926       $769      $  956
Operating leases                605        138          206         99         162
Total                        $3,575       $457       $1,132       $868      $1,118
                             =====================================================
(a) As recognized in our Consolidated Balance Sheet.
Our other commercial commitments at December 29, 2001 include:
•	the unconditional guarantee of $2.3 billion of Bottling Group, LLC's long-term debt (see Notes 13 and 20 to our consolidated financial statements);
32
•	guarantees of approximately $45 million of debt and other obligations of unconsolidated affiliates;
•	commitments for the purchase of goods and services used in the production of our products approximating $2 billion with terms up to 5 years;
•	obligations, with terms up to 5 years, related to our bottlers and certain unconsolidated affiliates approximating $425 million that, if triggered, will result in increasing our ownership;
•	guarantees approximating $90 million with terms that extend over 5 years related primarily to leases of Tricon Global Restaurants, Inc. (which we spun-off in 1997) and
•	other commitments in the normal course of business, including obligations for customer promotional incentives, approximating $60 million with terms primarily extending up to 5 years.
Our commitments for goods and services purchases do not exceed our projected requirements over the related terms and are in the normal course of business.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Information on page F-2.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The name, age and background of each of our directors nominated for election are contained under the caption "Election of Directors" in our Proxy Statement for its 2002 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Directors Compensation" and "Executive Compensation", respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption "Ownership of Common Stock by Directors and Executive Officers" in our Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	1.	Financial Statements

Index to Financial Information on page F-2.

2.	Exhibits

Index to Exhibits on page E-1.

(b)	Reports on Form 8-K.

1.	On September 17, 2001, we filed a Current Report on Form 8-K attaching a press release dated September 17, 2001, announcing our intent to resume share repurchases under the terms of the emergency relief order from the Securities and Exchange Commission.

2.	On October 10, 2001, we filed a Current Report on Form 8-K attaching our press release dated October 10, 2001 our earnings results for the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2002

PepsiCo, Inc.
By:	/s/ Steven S Reinemund
Steven S Reinemund Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Steven S Reinemund Steven S Reinemund	Chairman of the Board and Chief Executive Officer	March 20, 2002
/s/ Indra K. Nooyi Indra K. Nooyi	President and Chief Financial Officer	March 20, 2002
/s/ Peter A. Bridgman Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	March 20, 2002
/s/ John F. Akers John F. Akers	Director	March 20, 2000
/s/ Robert E. Allen Robert E. Allen	Director	March 20, 2002
/s/ Roger A. Enrico Roger A. Enrico	Director	March 20, 2002
S-1
/s/ Peter Foy Peter Foy	Director	March 20, 2002
/s/ Ray L. Hunt Ray L. Hunt	Director	March 20, 2002
/s/ Arthur C. Martinez Arthur C. Martinez	Director	March 20, 2002
/s/ Robert S. Morrison Robert S. Morrison	Director	March 20, 2002
/s/ John J. Murphy John J. Murphy	Director	March 20, 2002
/s/ Franklin D. Raines Franklin D. Raines	Director	March 20, 200s
/s/ Sharon Percy Rockefeller Sharon Percy Rockefeller	Director	March 20, 2002
/s/ Franklin A. Thomas Franklin A. Thomas	Director	March 20, 2002
/s/ Cynthia M. Trudell Cynthia M. Trudell	Director	March 20, 2002
/s/ Solomon D. Trujillo Solomon D. Trujillo	Director	March 20, 2002

S-2

INDEX TO EXHIBITS
ITEM 14(a)(3)

EXHIBIT
3.1	Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo's Registration Statement on Form S-8 (Registration No. 333-66632).
3.2	By-Laws of PepsiCo, Inc., as amended March 16, 2000, which are incorporated herein by reference to Exhibit 4.2 to PepsiCo's Registration Statement on Form S-8 (Registration No. 333-66632).
4	PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1	Description of PepsiCo, Inc. 1988 Director Stock Plan, which is incorporated herein by reference to Post-Effective Amendment No. 2 to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-22970).

10.2	PepsiCo, Inc. 1987 Incentive Plan (the "1987 Plan"), as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.3	Operating Guideline No. 1 under the 1987 Plan, as amended through July 25, 1991, which is incorporated by reference to Exhibit 10(d) to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.4	Operating Guideline No. 2 under the 1987 Plan and the Plan, as amended through January 22, 1987, which is incorporated herein by reference to Exhibit 28(b) to PepsiCo's Registration Statement on Form S-8 (Registration No. 33-19539).

10.6	PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.7	PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo's Proxy Statement for its 1994 Annual Meeting of Shareholders.
10.8	Amended and Restated PepsiCo Executive Income Deferral Program which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.
10.9	Restated PepsiCo Pension Equalization Plan, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.
E-1
10.10	Agreement and Plan of Merger dated as of December 2, 2000 among PepsiCo, Inc., BeverageCo, Inc., a wholly owned subsidiary of PepsiCo, and The Quaker Oats Company (Schedules and Exhibits omitted), which is incorporated herein by reference to PepsiCo’s Current Report on Form 8-K filed with the SEC on December 7, 2000.

10.11	Stock Option Agreement dated as of December 2, 2000 between PepsiCo, Inc. and The Quaker Oats Company, which is incorporated herein by reference to PepsiCo's Current Report on Form 8-K filed with the SEC on December 7, 2000.

10.12	Employment Agreement dated as of December 2, 2000 between The Quaker Oats Company, PepsiCo, Inc. and Robert S. Morrison.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of PepsiCo, Inc.
23	Report and Consent of KPMG LLP.
24	Power of Attorney executed by Steven S Reinemund, Indra K. Nooyi, Peter A. Bridgman, John F. Akers, Robert E. Allen, David R. Andrews, Roger A. Enrico, Peter Foy, Ray L. Hunt, Arthur C. Martinez, Robert S. Morrison, John J. Murphy, Franklin D. Raines, Sharon Percy Rockefeller, Franklin A. Thomas, Cynthia M. Trudell and Solomon D. Trujillo.

E-2

PepsiCo, Inc. and Subsidiaries

FINANCIAL STATEMENTS

FISCAL YEAR ENDED DECEMBER 29, 2001

PEPSICO, INC. AND SUBSIDIARIES

All other financial statements and schedules have been omitted since the information is not applicable or is included in Item 14 (a) (1) Financial Statements.

Consolidated Statement of Income
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999

                                                         2001       2000       1999

Net Sales
New PepsiCo.......................................... $26,935    $25,479    $22,970
Bottling operations..................................       -          -      2,123
                                                      --------   --------   --------
Total Net Sales......................................  26,935     25,479     25,093

Costs and Expenses
Cost of sales........................................  10,754     10,226     10,326
Selling, general and administrative expenses.........  11,608     11,104     11,018
Amortization of intangible assets....................     165        147        193
Merger-related costs.................................     356          -          -
Other impairment and restructuring charges...........      31        184         73
                                                      --------   --------   --------
Total Costs and Expenses.............................  22,914     21,661     21,610

Operating Profit
New PepsiCo..........................................   4,021      3,818      3,430
Bottling operations and equity investments...........       -          -         53
                                                      --------   --------   --------
Total Operating Profit...............................   4,021      3,818      3,483

Bottling equity income and transaction gains/
  (losses), net......................................     160        130      1,083
Interest expense.....................................    (219)      (272)      (421)
Interest income......................................      67         85        130
                                                      --------   --------   --------
Income Before Income Taxes...........................   4,029      3,761      4,275

Provision for Income Taxes...........................   1,367      1,218      1,770
                                                      --------   --------   --------
Net Income...........................................  $2,662     $2,543     $2,505
                                                      ========   ========   ========

Net Income Per Common Share
   Basic.............................................  $ 1.51     $ 1.45     $ 1.41
   Diluted...........................................  $ 1.47     $ 1.42     $ 1.38

See accompanying notes to consolidated financial statements.

Return to Index to Financial Information

Consolidated Statement of Cash Flows
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999

                                                         2001       2000       1999

Operating Activities
Net income........................................... $ 2,662    $ 2,543    $ 2,505
Adjustments to reconcile net income to net cash
 provided by operating activities
  Bottling equity income and transaction (gains)/
   losses, net.......................................    (160)      (130)    (1,083)
  Depreciation and amortization......................   1,082      1,093      1,156
  Merger-related costs...............................     356          -          -
  Other impairment and restructuring charges.........      31        184         73
  Cash payments for merger-related costs and other
   restructuring charges.............................    (273)       (38)       (98)
  Deferred income taxes..............................     162         33        573
  Deferred compensation - ESOP.......................      48         36         32
  Other noncash charges and credits, net.............     209        303        368
  Changes in operating working capital, excluding
   effects of acquisitions and dispositions
      Accounts and notes receivable..................       7        (52)      (141)
      Inventories....................................     (75)       (51)      (202)
      Prepaid expenses and other current assets......      (6)       (35)      (209)
      Accounts payable and other current liabilities.    (236)       219        357
      Income taxes payable...........................     394        335        274
                                                      --------   --------   --------
  Net change in operating working capital............      84        416         79
                                                      --------   --------   --------

Net Cash Provided by Operating Activities...........    4,201      4,440      3,605
                                                      --------   --------   --------

Investing Activities
Capital spending.....................................  (1,324)    (1,352)    (1,341)
Acquisitions and investments in
 unconsolidated affiliates...........................    (432)       (98)      (430)
Sales of businesses..................................       -         33        513
Sales of property, plant and equipment...............       -         57        130
Short-term investments, by original maturity
 More than three months - purchases..................  (2,537)    (4,950)    (2,209)
 More than three months - maturities.................   2,078      4,585      2,220
 Three months or less, net...........................     (41)        (9)        12
Other, net...........................................    (381)      (262)       (67)
                                                      --------   --------   --------

Net Cash Used for Investing Activities...............  (2,637)    (1,996)    (1,172)
                                                      --------   --------   --------

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
(in millions)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999

                                                         2001       2000       1999
Financing Activities
Proceeds from issuances of long-term debt............     324        130      3,480
Payments of long-term debt...........................    (573)      (879)    (1,216)
Short-term borrowings, by original maturity
 More than three months - proceeds...................     788        198      3,699
 More than three months - payments...................    (483)      (155)    (2,758)
 Three months or less, net...........................    (397)         1     (2,814)
Cash dividends paid..................................    (994)      (949)      (935)
Share repurchases - common...........................  (1,716)    (1,430)    (1,285)
Share repurchases - preferred........................     (10)         -          -
Quaker share repurchases.............................      (5)      (254)      (382)
Proceeds from reissuance of shares...................     524          -          -
Proceeds from exercises of stock options.............     623        690        383
                                                      --------   --------   --------
Net Cash Used for Financing Activities...............  (1,919)    (2,648)    (1,828)
                                                      --------   --------   --------
Effect of exchange rate changes on cash
 and cash equivalents................................       -         (4)         3
Net (Decrease)/Increase in Cash and Cash Equivalents.    (355)      (208)       608
Cash and Cash Equivalents, Beginning of Year.........   1,038      1,246        638
                                                      --------   --------   --------
Cash and Cash Equivalents, End of Year............... $   683    $ 1,038    $ 1,246
                                                      ========   ========   ========

Supplemental Cash Flow Information
Interest paid........................................ $   159    $   226    $   384
Income taxes paid.................................... $   857    $   876    $   689

Acquisitions:
Fair value of assets acquired........................ $   604    $    80    $   717
Cash paid and stock issued...........................    (432)       (98)      (438)
                                                      --------   --------   --------
Liabilities assumed.................................. $   172    $   (18)   $   279
                                                      ========   ========   ========

See accompanying notes to consolidated financial statements.

Return to Index to Financial Information

Consolidated Balance Sheet
(in millions except per share amounts)
PepsiCo, Inc. and Subsidiaries
December 29, 2001 and December 30, 2000

                                                                  2001         2000
ASSETS
Current Assets
Cash and cash equivalents....................................  $   683      $ 1,038
Short-term investments, at cost..............................      966          467
                                                               --------     --------
                                                                 1,649        1,505
Accounts and notes receivable, net...........................    2,142        2,129
Inventories..................................................    1,310        1,192
Prepaid expenses and other current assets....................      752          791
                                                               --------     --------
     Total Current Assets....................................    5,853        5,617

Property, Plant and Equipment, net...........................    6,876        6,558
Intangible Assets, net.......................................    4,841        4,714
Investments in Unconsolidated Affiliates.....................    2,871        2,979
Other Assets.................................................    1,254          889
                                                               --------     --------
          Total Assets.......................................  $21,695      $20,757
                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings........................................  $   354      $   202
Accounts payable and other current liabilities...............    4,461        4,529
Income taxes payable.........................................      183           64
                                                               --------     --------
     Total Current Liabilities...............................    4,998        4,795

Long-Term Debt...............................................    2,651        3,009
Other Liabilities............................................    3,876        3,960
Deferred Income Taxes........................................    1,496        1,367

Preferred Stock, no par value................................       26           49
Deferred Compensation - preferred ...........................        -          (27)

Common Shareholders' Equity
Common stock, par value 1 2/3(cent)per share (issued 1,782
 and 2,029 shares, respectively) ............................       30           34
Capital in excess of par value...............................       13          375
Deferred compensation........................................        -          (21)
Retained earnings............................................   11,519       16,510
Accumulated other comprehensive loss.........................   (1,646)      (1,374)
                                                              ---------     --------
                                                                 9,916       15,524
Less:  repurchased common stock, at cost
  (26 and 280 shares, respectively)..........................   (1,268)      (7,920)
                                                              ---------     ---------
     Total Common Shareholders' Equity.......................    8,648        7,604
                                                              ---------     ---------
          Total Liabilities and Shareholders' Equity.........  $21,695      $20,757
                                                              =========     =========

See accompanying notes to consolidated financial statements.

Return to Index to Financial Information

Consolidated Statement of Common Shareholders’ Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999
(in millions)

                                         2001               2000                1999
                                   Shares    Amount    Shares    Amount    Shares    Amount

Common Stock
  Balance, beginning of year ..... 2,029   $    34     2,030   $    34      2,037   $    34
  Share repurchases...............     -         -        (9)        -        (13)        -
  Stock option exercises..........     6         -         -         -          -         -
  Quaker stock option exercises...     3         -         8         -          6         -
  Shares issued to effect merger..  (256)       (4)        -         -          -         -
                                  -------  --------   -------   --------   -------  --------
  Balance, end of year ........... 1,782        30     2,029        34      2,030        34
                                  =======  --------   =======   --------   =======  --------
Capital in Excess of Par Value
  Balance, beginning of year......             375                  559                 904
  Share repurchases...............               -                 (236)               (370)
  Stock option exercises (a)......              82                   52                 (21)
  Reissued shares.................             150                    -                   -
  Shares issued to effect merger..            (595)                   -                   -
  Other...........................               1                    -                  46
                                           --------             --------            --------
  Balance, end of year............              13                  375                 559
                                           --------             --------            --------
Deferred Compensation
    Balance, beginning of year....             (21)                 (45)                (68)
    Net activity..................              21                   24                  23
                                           --------            ---------            --------
    Balance, end of year..........               -                  (21)                (45)
                                           --------            ---------            --------
Retained Earnings
  Balance, beginning of year......          16,510               14,921              13,356
  Net income......................           2,662                2,543               2,505
  Shares issued to effect merger..          (6,644)                   -                   -
  Cash dividends declared - common          (1,005)                (950)               (936)
  Cash dividends declared - preferred           (4)                  (4)                 (4)
                                           --------             --------            --------
  Balance, end of year............          11,519               16,510              14,921
                                           --------             --------            --------
Accumulated Other Comprehensive Loss
  Balance, beginning of year .....          (1,374)              (1,085)             (1,139)
  Currency translation adjustment (CTA)       (218)                (289)               (136)
  CTA reclassification adjustment.               -                    -                 175
  Cash flow hedges, net of tax:
    Cumulative effect of accounting change       3                    -                   -
    Derivative (losses)/gains, net             (21)                   -                   -
  Minimum pension liability
    adjustment, net of tax .......             (38)                  (2)                 17
  Other...........................               2                    2                  (2)
                                           --------             --------            --------
  Balance, end of year............          (1,646)              (1,374)             (1,085)
                                           --------             --------            --------
Repurchased Common Stock
  Balance, beginning of year......  (280)   (7,920)     (271)    (7,306)     (255)   (6,535)
  Shares repurchased..............   (35)   (1,716)      (38)    (1,430)      (36)   (1,285)
  Stock option exercises..........    20       751        29        816        20       514
  Reissued shares.................    13       374         -          -         -         -
  Shares issued to effect merger..   256     7,243         -          -         -         -
                                  -------  --------   -------   --------   -------  --------
  Balance, end of year............   (26)   (1,268)     (280)    (7,920)     (271)   (7,306)
                                  =======  --------   =======   --------   =======  --------
Total Common Shareholders' Equity.         $ 8,648              $ 7,604             $ 7,078
                                           ========             ========            ========

(a) Includes total tax benefit of $212 in 2001, $177 in 2000 and $105 in 1999.
See accompanying notes to consolidated financial statements.

Return to Index to Financial Information

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

On August 2, 2001, we completed our merger transaction, which resulted in The Quaker Oats Company (Quaker) becoming a wholly-owned subsidiary of PepsiCo. As a result, we restated all prior period consolidated financial statements presented to reflect the combined results of operations, financial position and cash flows of both companies as if they had always been merged. See Note 2.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to the 2000 and 1999 amounts to conform to the 2001 presentation.

Items Affecting Comparability

Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. The fiscal year ended December 30, 2000 consisted of fifty-three weeks. The fifty-third week increased 2000 net sales by an estimated $294 million, operating profit by an estimated $62 million and net income by an estimated $44 million or $0.02 per share. See Note 21 for the impact on our business segments.

The consolidated financial statements subsequent to the dates of the bottling transactions described in Note 10 are not comparable to the consolidated financial statements presented for prior periods as certain bottling operations that were previously consolidated are now accounted for under the equity method. In addition, the merger costs described in Note 2, other impairment and restructuring charges described in Note 3, and the income tax adjustment described in Note 14 affect comparability.

Principles of Consolidation

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our definition of control for majority owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of unconsolidated affiliates accounted for by the equity method is included in consolidated net income.

Issuances of Subsidiary Stock

The issuance of stock by one of our subsidiaries to third parties reduces our proportionate ownership interest in the subsidiary. Unless the issuance of such stock is part of a broader corporate reorganization, we recognize a gain or loss equal to the difference between the issuance price per share and our carrying amount per share. Such gain or loss, net of the related tax, is recognized in consolidated net income when the transaction occurs.

Revenue Recognition

We recognize revenue when products are delivered to customers consistent with sales terms. Sales terms generally do not allow a right of return.

Marketing Costs

Marketing costs are reported in selling, general and administrative expenses and include costs of advertising, promotional programs and other marketing activities. Advertising expenses were $1.7 billion in 2001 and 2000 and $1.6 billion in 1999. Deferred advertising expense classified as prepaid expenses in the Consolidated Balance Sheet was $111 million in 2001 and $127 million in 2000. Deferred advertising costs are expensed in the year first used and consist of:

•	media and personal service prepayments,
•	promotional materials in inventory, and
•	production costs of future media advertising.

We classify promotional payments to customers, including cooperative advertising, as either a reduction of net sales or as marketing costs. During 2000 and 2001, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, was issued in November 2001 and codified earlier pronouncements. Primarily effective for 2002, adoption of EITF 01-9 will reduce our net sales by $3.4 billion in 2001, $3.1 billion in 2000 and $2.9 billion in 1999, with selling, general and administrative expenses reduced by the same amounts.

Distribution Costs

Distribution costs are reported in either cost of sales or selling, general and administrative expenses depending on the distribution method, and include the costs of shipping and handling activities. Shipping and handling expenses classified as selling, general and administrative expenses were $2.6 billion in 2001, $2.5 billion in 2000 and $2.4 billion in 1999.

Research and Development Costs

Research and development costs are expensed in the year incurred. Research and development costs were $206 million in 2001, $207 million in 2000 and $187 million in 1999.

Stock-Based Compensation

We measure stock-based compensation cost as the excess of the quoted market price of PepsiCo common stock at the grant date over the amount the employee must pay for the stock (exercise price). Our policy is to generally grant stock options with an exercise price equal to the stock price at the date of grant, and accordingly, no compensation cost is recognized. Under certain prior incentive programs, compensation cost for cash payments expected to be paid to employees in lieu of stock options was based on the grant date value and recognized over the vesting period of the award.

Pension and Postretirement Benefits

Our pension plans cover substantially all full-time U.S. employees and certain international employees. Benefits depend on years of service and earnings or are based on stated amounts for each year of service. Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. Plans generally use a measurement date of September 30. The pre-merger Quaker plans used a measurement date of December 31. Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Derivative Instruments and Hedging

We manage risks associated with commodity prices, foreign exchange rates, interest rates our stock price and may use derivatives to hedge these risks. Hedging transactions are executed in accordance with our policies. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure and, therefore, we do not use derivative instruments for trading or speculative purposes. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. All derivative instruments are recognized in our Consolidated Balance Sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices. There is no significant concentration of credit risk or activity with any of the counterparties.

Using qualifying criteria defined in Statement of Financial Accounting Standards No. (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, derivative instruments are designated and accounted for as either fair value or cash flow hedges. Our evaluations of hedge effectiveness are subject to assumptions based on the terms and timing of the underlying exposures. For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of a derivative instrument that is highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The ineffective portion is recognized in earnings immediately. If a fair value or cash flow hedge was to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings.

We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We manage this risk primarily through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivative instruments. Derivative instruments, including futures, options and swaps, are used to hedge fluctuations in prices of a portion of anticipated commodity purchases, primarily corn, oats, natural gas, heating oil, vegetable oil and packaging materials. Our use of derivative instruments is not significant to our commodity purchases. Derivative instruments designated as hedges of anticipated commodity purchases are accounted for generally as cash flow hedges. The earnings impact from commodity hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items.

International operations constitute about one-fifth of our annual business segment operating profit. Operating in international markets involves exposure to movements in foreign exchange rates, primarily the Mexican peso, British pound, Canadian dollar, euro and Brazilian real, which principally impacts the translation of our international operating profit into U.S. dollars. On occasion, we may enter into derivative financial instruments, as necessary, to reduce the effect of foreign exchange rate changes. We manage the use of foreign exchange derivatives centrally. Derivative instruments designated as foreign exchange hedges are generally accounted for as fair value hedges. The earnings impact from these hedges is classified as either cost of sales or selling, general and administrative expenses consistent with the expense classification of the underlying hedged items.

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use interest rate and currency swaps to effectively change the interest rate and currency of specific debt issuances, with the objective of reducing our overall borrowing costs. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt. Our credit risk related to interest rate and currency swaps is considered low because such swaps are entered into only with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration. Interest rate and currency swaps are designated as hedges of underlying fixed rate obligations and accounted for as fair value hedges. The earnings impact from these hedges is classified as interest expense.

The portion of our deferred compensation liability, which is based on our stock price, is subject to market risk. Prepaid forward contracts with financial institutions are used to hedge this risk and are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, general and administrative expenses consistent with the expense classification of the deferred compensation liability. Prior to the adoption of SFAS 133, the earnings impact from these equity derivative contracts was classified as interest income.

The cash flows related to the above derivative instruments are classified in the Consolidated Statement of Cash Flows in a manner consistent with those of the transactions being hedged.

Cash Equivalents and Short-Term Investments

Cash equivalents represent funds temporarily invested with original maturities of three months or less. All other investment portfolios are primarily classified as short-term investments

Inventories

Inventories are valued at the lower of cost (computed on the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or at net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis. Buildings and improvements are depreciated over their estimated useful lives, generally ranging from 15 to 40 years. Machinery and equipment (including fleet) are depreciated over their estimated useful lives, generally ranging from 5 to 15 years.

Intangible Assets

Goodwill, the excess of our investments in unconsolidated affiliates over our equity in the underlying net assets of these investments, and trademarks and brands are amortized on a straight-line basis over their estimated useful lives, generally ranging from 20 to 40 years. Other identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, generally ranging from 5 to 20 years.

Asset Impairment

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

The depreciation or amortization periods for long-lived assets to be held and used are periodically evaluated to determine whether events or circumstances have occurred that warrant revision to the useful lives.

Income Taxes

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items for which we have taken a tax deduction, but have not yet recorded in the Consolidated Statement of Income. Valuation allowances are established for deferred tax assets where the amount of expected future taxable income from operations does not support the realization of these deferred tax assets.

Deferred tax liabilities are not recognized for temporary differences related to investments in foreign subsidiaries and in unconsolidated foreign affiliates that are essentially permanent in duration. It would not be practicable to determine the amount of any such deferred tax liabilities.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.

Accounting Changes

In July 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Since our merger with Quaker (see Note 2) was initiated in December 2000 and our acquisition of South Beach Beverage Company, LLC (see Note 4) was completed in January 2001, adoption of this statement does not have an impact on the accompanying consolidated financial statements.

In July 2001, the FASB also issued SFAS 142, Goodwill and Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to existing goodwill and intangible assets, as well as to transactions completed after the statement’s effective date. SFAS 142 is effective for 2002. Adoption of SFAS 142 will increase income before taxes by approximately $87 million in 2002 reflecting the cessation of goodwill amortization and changes in the lives of other intangibles. The required transition impairment evaluations are not expected to result in impairment charges.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We are currently assessing SFAS 143 and the impact that adoption, in 2003, will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for 2002. Adoption will not have a material impact on our consolidated financial statements.

Note 2 – Merger of PepsiCo and The Quaker Oats Company

Under the Quaker merger agreement dated December 2, 2000, Quaker shareholders received 2.3 shares of PepsiCo common stock in exchange for each share of Quaker common stock, including a cash payment for fractional shares. We issued approximately 306 million shares of our common stock in exchange for all the outstanding common stock of Quaker.

In connection with the merger transaction, we sold the global rights in our All Sport beverage brand to The Monarch Company, Inc. of Atlanta. As part of the terms of the sale, we agreed that, for 10 years after the Quaker transaction closing date, we would not distribute Gatorade sports drink through our bottling system in the United States and would not include Gatorade with Pepsi-Cola products in certain marketing or promotional arrangements covering specific distribution channels.

The merger was accounted for as a tax-free transaction and as a pooling-of-interests. As a result, all prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of both companies as if they had always been combined. Certain reclassifications were made to conform the presentation of the financial statements, and the fiscal calendar and certain interim reporting policies were also conformed. There were no material transactions between pre-merger PepsiCo and Quaker.

The results of operations of the separate companies and the combined company for the most recent interim period prior to the merger and for the years presented in the consolidated financial statements are as follows:

                                              24 Weeks
                                                 Ended
                                               6/16/01        2000       1999

Net Sales:
  PepsiCo..................................    $ 9,820     $20,438    $20,367
  Quaker...................................      2,741       5,041      4,726
  Adjustments (a)..........................       (518)          –          –
                                               --------    --------   --------
Combined...................................    $12,043     $25,479    $25,093
                                               ========    ========   ========
Net Income:
  PepsiCo..................................    $ 1,150     $ 2,183    $ 2,050
  Quaker...................................        279         360        455
  Adjustments (a)..........................        (61)          –          –
                                               --------    --------    -------
Combined...................................    $ 1,368     $ 2,543    $ 2,505
                                               ========    ========   ========
(a)	Adjustments reflect the impact of changing Quaker’s fiscal calendar to conform to PepsiCo’s and conforming the accounting policies of the two companies applicable to interim reporting. These changes have no impact on full year net sales or net income.

During 2001, we recognized costs of $356 million associated with our merger with Quaker. The components of these merger-related costs were as follows:

Transaction costs..........................      $ 117
Integration and restructuring costs........        239
                                               --------
   Total merger-related costs..............      $ 356
                                               ========
      After-tax............................      $ 322
                                               ========
      Per share............................      $0.18
                                               ========

Transaction costs were incurred to complete the merger and consist primarily of fees and expenses for investment bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, expenses for accelerated vesting under change-in-control provisions, information system integration costs and employee-related costs.

The restructuring charges primarily reflect termination costs for approximately 580 corporate, sales, distribution, manufacturing, research and marketing employees. Employee termination costs include retirement benefit costs, severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. As of December 29, 2001, approximately 380 of the terminations have occurred. The terminations are expected to be completed during 2002.

We expect to incur additional costs to integrate the two companies.

Analysis of merger-related integration and restructuring reserves:

                                                                 Facility
                                                     Employee    and Other
                                        Integration   Related      Exit      Total

2001 costs..............................  $124         $106        $ 9       $ 239
Cash payments...........................   (80)         (33)        (2)       (115)
Reclassification of postretirement/
  postemployment liabilities............     -          (22)         -         (22)
Other noncash utilization...............   (22)           -         (3)        (25)
                                         ------       ------     ------     -------
Reserves, December 29, 2001.............  $ 22         $ 51        $ 4       $  77
                                         ======       ======     ======     =======

These reserves are included in accounts payable and other current liabilities in the Consolidated Balance Sheet.

Note 3 - Other Impairment and Restructuring Charges

                                                  2001        2000        1999

Asset impairment charges
Held and used in the business
  Property, plant and equipment............      $  19       $ 125       $   8

Held for disposal/abandonment
   Property, plant and equipment...........          -           -          34
                                               --------    --------    --------
      Total asset impairment...............         19         125          42
                                               --------    --------    --------
Restructuring charges
Employee-related costs.....................          -          41          20
Other charges..............................         12          18          11
                                               --------    --------    --------
      Total restructuring..................         12          59          31
                                               --------    --------    --------
Total......................................      $  31       $ 184       $  73
                                               ========    ========    ========
     After-tax.............................      $  19       $ 111       $  45
                                               ========    ========    ========
     Per share............................       $0.01       $0.06       $0.02
                                               ========    ========    ========

2001 and 2000
The 2001 and 2000 other impairment and restructuring charges relate to a three-year supply chain reconfiguration project announced in 1999 to upgrade and optimize Quaker’s manufacturing and distribution capabilities across all of its North American businesses.

The asset impairment charges primarily reflect the reduction in the carrying value of the land, buildings and production machinery and equipment to their estimated fair market value based on analyses of the liquidation values of similar assets. The restructuring charges primarily included severance and termination benefits for approximately 1,000 employees and other shutdown costs. No future charges are expected on this project.

1999
The 1999 other impairment and restructuring charges of $73 million were comprised of the following:

•	A charge of $65 million, for asset impairment of $37 million and restructuring charges of $28 million, related to the closure of three plants and impairment of equipment at Frito-Lay North America. The asset impairment charges primarily reflected the reduction in the carrying value of the land and buildings to their estimated fair market value based on selling prices for comparable real estate, less costs to sell, and the write off of the net book value of equipment which could not be redeployed. The plant closures were completed during 1999. The majority of these assets were either disposed of or abandoned in 1999. The restructuring charges of $28 million primarily included severance costs and plant closing costs.

•	A charge of $8 million, for asset impairment of $5 million and restructuring charges of $3 million, related to the previously discussed Quaker supply chain reconfiguration project. The charge included costs to consolidate several cereal manufacturing lines and employee-related costs.

The employee-related costs for 1999 of $20 million primarily included severance and early retirement benefits for approximately 930 employees. Substantially all of the terminations occurred during 1999.

Analysis of other restructuring reserves:

                                   Employee  Facility  Third-Party
                                   Related    Closure  Termination   Other   Total

Reserve, December 26, 1998.......   $ 70       $ 28       $ 62      $  1     $161
  1999 restructuring charges.....     20          8          -         3       31
  Cash payments..................    (44)        (5)       (47)       (2)     (98)
  Noncash utilization............     (3)        (4)         -         -       (7)
  Separation of PBG (see Note 10)    (25)        (5)        (5)        -      (35)
                                   ------     ------    -------    ------   ------
Reserve, December 25, 1999.......     18         22         10         2       52
  2000 restructuring charges.....     41         18          -         -       59
  Cash payments..................    (13)       (24)        (1)        -      (38)
  Noncash utilization............     (3)        (3)         -         -       (6)
  Changes in estimate............      -         (4)         -         -       (4)
                                   ------     ------    -------    ------   ------
Reserve, December 30, 2000.......     43          9          9         2       63
  2001 restructuring charges.....      -         12          -         -       12
  Cash payments..................    (28)       (17)         -         -      (45)
  Changes in estimate............      1         (1)         -         -        -
  Reclassification to
   postretirement Liabilities....     (7)         -          -         -       (7)
                                   ------     ------     ------    ------   ------
Reserve, December 29, 2001.......   $  9       $  3       $  9      $  2     $ 23
                                   ======     ======     ======    ======   ======

The restructuring reserves are included in accounts payable and other current liabilities in the Consolidated Balance Sheet. Third-party termination costs involve indemnifications by PepsiCo for ongoing litigation.

Note 4 - Acquisition of South Beach Beverage Company, LLC

On January 5, 2001, we completed the acquisition of South Beach Beverage Company, LLC for approximately $337 million in cash. As of December 29, 2001, we own a 93% interest in the newly formed South Beach Beverage Company, Inc. (SoBe). SoBe manufactures and markets an innovative line of alternative non-carbonated beverages including fruit blends, energy drinks, dairy-based drinks, exotic teas and other beverages with herbal ingredients, which prior to our acquisition were distributed under license by a network of independent distributors, primarily in the United States.

Note 5 - Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of convertible stock or stock options.

The computations of basic and diluted net income per common share are as follows:

                                      2001                2000                 1999

                                         Average             Average              Average
                                          Shares              Shares               Shares
                                           Out-                 Out-                 Out-
                                Income   standing   Income   standing   Income    standing
                               --------  --------  --------  --------  --------  --------

Net income ...................  $2,662              $2,543              $2,505
Preferred shares:
  Dividends...................      (4)                 (4)                 (4)
  Redemption..................      (1)                  -                   -
                               --------            --------            --------
Net income available for
  common shareholders.........  $2,657     1,763    $2,539     1,748    $2,501     1,774
                               ========  ========  ========  ========  ========  ========
Basic net income per
  common share................  $ 1.51              $ 1.45              $ 1.41
                               ========            ========            ========
Net income available for
  common shareholders.........  $2,657     1,763    $2,539     1,748    $2,501     1,774
Dilutive securities:
  Stock options...............       -        39         -        38         -        37
  ESOP convertible preferred
    Stock.....................       3         4         2         4         2         5
  Unvested stock awards.......       -         1         -         1         -         1
                               --------  --------  --------   -------  --------  --------
Diluted.......................  $2,660     1,807    $2,541     1,791    $2,503     1,817
                               ========  ========  ========   =======  ========  ========
Diluted net income per
  common share ...............  $ 1.47              $ 1.42              $ 1.38
                               ========            ========            ========

Diluted net income per common share excludes incremental shares of 0.4 million in 2001, 0.1 million in 2000 and 49.0 million in 1999 related to employee stock options due to their antidilutive effect at each respective year end.

Note 6 - Accounts and Notes Receivable, net

                                                 2001           2000         1999

Trade receivables.........................     $1,663         $1,613
Receivables from affiliates...............        171            190
Other receivables.........................        429            452
                                              --------       --------
                                                2,263          2,255
                                              --------       --------
Allowance, beginning of year..............        126            109         $148
   Charged to expense.....................         41             42           32
   Other additions........................          2              8            5
   Deductions.............................        (48)           (33)         (76)
                                              --------       --------     --------
Allowance, end of year....................        121            126         $109
                                              --------       --------     ========
Net receivables...........................     $2,142         $2,129
                                              ========       ========

Other additions include acquisitions, currency translation effects and reclassifications. Deductions include the impact of the bottling transactions, accounts written off and currency translation effects.

Note 7 - Inventories

                                                 2001           2000

Raw materials.............................     $  535         $  503
Work-in-process...........................        205            160
Finished goods............................        570            529
                                              --------       --------
                                               $1,310         $1,192
                                              ========       ========

The cost of approximately 20% of 2001 and 2000 inventories was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories for 2001 and 2000 are not material.

Note 8 - Property, Plant and Equipment, net

                                                 2001           2000

Land and improvements.....................    $   464        $   435
Buildings and improvements................      2,846          2,722
Machinery and equipment, including fleet..      8,135          7,522
Construction in progress..................        735            787
                                             ---------      ---------
                                               12,180         11,466
Accumulated depreciation..................     (5,304)        (4,908)
                                             ---------      ---------
                                              $ 6,876        $ 6,558
                                             =========      =========

Depreciation expense was $843 million in 2001, $840 million in 2000 and $873 million in 1999.

Note 9 - Intangible Assets, net

                                                 2001           2000
Goodwill..................................     $3,374         $3,522
Trademarks and brands.....................      1,320            994
Other identifiable intangibles............        147            198
                                              --------       --------
                                               $4,841         $4,714
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

The above amounts are presented net of accumulated amortization of $1 billion at year-end 2001 and $0.9 billion at year-end 2000.

Note 10 - Investments in Unconsolidated Affiliates

During 1999, we completed a series of transactions creating our anchor bottlers that manufacture, sell and distribute carbonated and non-carbonated Pepsi-Cola beverages under master bottling agreements with us.

In April 1999, certain wholly-owned bottling businesses, referred to as The Pepsi Bottling Group (PBG), completed an initial public offering with PepsiCo retaining a direct noncontrolling ownership interest of 35.5%. We received $5.5 billion of debt proceeds as settlement of pre-existing intercompany amounts due to us and recognized a pre-tax gain of $1.0 billion ($476 million after-tax or $0.26 per share) as a result of the transaction. In May, we combined certain other bottling operations with Whitman Corporation to create new Whitman, retaining a noncontrolling ownership interest of approximately 38%. The transaction resulted in an after-tax loss to PepsiCo of $206 million or $0.11 per share. In July, we combined certain other bottling operations with PepCom Industries, Inc. retaining a noncontrolling interest of 35% in the combined entity renamed Pepsi Bottling Ventures, LLC. This transaction was accounted for as a nonmonetary exchange for book purposes. However, a portion of the transaction was taxable and resulted in income tax expense of $25 million or $0.01 per share. In October, we formed a business venture with Pohlad Companies, a Pepsi-Cola franchisee, retaining a noncontrolling ownership interest of approximately 24% in the venture’s principal operating subsidiary, PepsiAmericas, Inc. The transaction was structured as a fair value exchange with no resulting gain or loss.

In December 2000, Whitman merged with PepsiAmericas. At year-end 2001, we owned approximately 37% of the combined company. As part of the merger, we participate in an earn-out option whereby we may receive additional shares when certain performance targets are met. Effective January 2001, the name of the combined company was changed to PepsiAmericas.

PBG

In addition to approximately 38% of PBG’s outstanding common stock that we own at year-end 2001, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. This gives us economic ownership of approximately 42% of PBG’s combined operations.

PBG's summarized financial information is as follows:

                                                 2001           2000

Current assets............................     $1,548         $1,584
Noncurrent assets ........................      6,309          6,152
                                              --------       --------
  Total assets ...........................     $7,857         $7,736
                                              ========       ========

Current liabilities.......................     $1,081         $  967
Noncurrent liabilities ...................      4,856          4,817
Minority interest.........................        319            306
                                              --------       --------
  Total liabilities ......................     $6,256         $6,090
                                              ========       ========
Our equity investment.....................     $  962         $  934
                                              ========       ========

                                                 2001           2000          1999

Net sales.................................     $8,443         $7,982        $7,505
Gross profit..............................     $3,863         $3,577        $3,209
Operating profit..........................     $  676         $  590        $  412
Net income................................     $  305         $  229        $  118

The excess of our investment in PBG over our equity in the underlying net assets, net of amortization, was approximately $24 million at year-end 2001. Based upon the quoted closing price of PBG shares at year-end 2001, the calculated market value of our direct investment in PBG, excluding our investment in Bottling Group, LLC, exceeded our carrying value by approximately $1.9 billion.

PepsiAmericas (formerly Whitman)

PepsiAmericas' summarized financial information is as follows:

                                                 2001           2000

Current assets............................     $  481         $  477
Noncurrent assets.........................      2,938          2,859
                                              --------       --------
  Total assets............................     $3,419         $3,336
                                              ========       ========

Current liabilities.......................     $  653         $  887
Noncurrent liabilities....................      1,336            999
                                              --------       --------
  Total liabilities.......................     $1,989         $1,886
                                              ========       ========
Our equity investment.....................     $  746         $  741
                                              ========       ========

                                                 2001           2000          1999

Net sales.................................     $3,171         $2,528        $2,138
Gross profit..............................     $1,259         $1,033        $  890
Operating profit..........................     $  268         $  223        $  182
Income from continuing operations.........     $   90         $   72        $   43
Net income/(loss).........................     $   19         $   80        $   (9)

The above financial information for 2000 includes the results of the former PepsiAmericas after the date of the merger with Whitman.

The excess of our investment in PepsiAmericas over our equity in the underlying net assets, net of amortization, was approximately $212 million at year-end 2001. Based upon the quoted closing price at year-end 2001, the calculated market value of our investment in PepsiAmericas exceeded our carrying value by approximately $68 million.

Other Equity Investments

Summarized financial information regarding our principal equity investments, other than PBG and PepsiAmericas, follows. These investments are noncontrolling interests in bottling and snack food businesses. Information is presented in the aggregate and generally from the acquisition date.

                                                 2001           2000
Current assets............................     $  953         $1,033
Noncurrent assets.........................      1,970          2,200
                                              --------       --------
  Total assets............................     $2,923         $3,233
                                              ========       ========
Current liabilities.......................     $1,053         $  972
Noncurrent liabilities....................        249            578
Minority interest.........................          3             35
                                              --------       --------
  Total liabilities.......................     $1,305         $1,585
                                              ========       ========
Our related equity investments............     $  906         $1,030
                                              ========       ========

                                                 2001           2000          1999

Net sales.................................     $4,314         $4,714        $3,754
Gross profit..............................     $2,132         $2,066        $1,691
Net income/(loss).........................     $  109         $   79        $  (10)

Related Party Transactions

Our significant related party transactions involve our investments in unconsolidated bottling affiliates. We sell concentrate to these affiliates that is used in the production of carbonated soft drinks and non-carbonated beverages. We also sell certain finished goods and we receive royalties for the use of our trademark for certain products. The affiliates purchase sweeteners and certain other raw materials through us. The raw material purchases on behalf of these bottling affiliates, related payments to suppliers and collections from the bottlers are not reflected in our consolidated financial statements. We also provide certain administrative and other services to these bottling affiliates under negotiated fee arrangements.

Further, because we share a common business objective with these bottling affiliates of increasing the availability and consumption of Pepsi-Cola beverages, we provide various forms of marketing support to or on behalf of them to promote our beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment and shared media expense. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net sales or as selling, general and administrative expenses.

These transactions with our unconsolidated bottling affiliates are reflected in the Consolidated Statement of Income as follows:

                                                     2001          2000          1999

Net sales......................................    $2,976        $2,706        $1,924
Selling, general and administrative expenses...    $  925        $  733        $  627

As of December 29, 2001, the receivables from these bottling affiliates are $119 million and payables to these affiliates are $108 million. As of December 30, 2000, the receivables from these bottling affiliates were $187 million and payables to these affiliates were $125 million. Such amounts are settled on terms consistent with other trade receivables and payables. See Notes 13 and 20 regarding our guarantee of PBG related debt.

Note 11 - Accounts Payable and Other Current Liabilities

                                                    2001          2000

Accounts payable................................  $1,238        $1,212
Accrued selling, advertising and marketing......     861           986
Accrued compensation and benefits...............     789           809
Dividends payable...............................     255           240
Insurance accruals..............................     158           227
Other current liabilities.......................   1,160         1,055
                                                 --------      --------
                                                  $4,461        $4,529
                                                 ========      ========

Note 12 - Short-Term Borrowings and Long-Term Debt

                                                    2001          2000

Short-term borrowings
Current maturities of long-term debt............  $  319        $  453
Other borrowings (6.4% and 7.1%)................     410           499
Amounts reclassified to long-term debt..........    (375)         (750)
                                                  -------      --------
                                                  $  354        $  202
                                                  =======      ========
Long-term debt
Short-term borrowings, reclassified.............  $  375        $  750
Notes due 2002-2026 (4.1% and 6.7%).............   1,986         1,924
Various foreign currency debt, due 2001 (6.5%)..       -           219
Zero coupon notes, $735 million due
  2011-2012 (13.4%).............................     356           339
Other, due 2002-2015 (6.9% and 7.6%)............     253           230
                                                  -------      --------
                                                   2,970         3,462
Less:  current maturities of long-term debt.....    (319)         (453)
                                                  -------      --------
                                                  $2,651        $3,009
                                                  =======      ========

The weighted average interest rates in the above table include the effects of associated interest rate and currency swaps at year-end 2001 and 2000. Also, see Notes 1 and 13 for a discussion of our use of interest rate and currency swaps, our management of the inherent credit risk and fair value information related to debt and interest rate and currency swaps.

Interest Rate Swaps

The following table indicates the notional amount and weighted average interest rates of interest rate swaps outstanding at year-end 2001 and 2000. The weighted average variable interest rates that we pay, which are primarily linked to either commercial paper or LIBOR rates, are based on rates as of the respective balance sheet date and are subject to change.

                                                    2001          2000

Receive fixed-pay variable:
  Notional amount...............................  $1,077        $1,335
  Weighted average receive rate.................     5.6%          4.4%
  Weighted average pay rate.....................     1.7%          4.9%

The terms of the interest rate swaps match the terms of the debt they modify. The swaps terminate at various dates through 2011. At year-end 2001, approximately 52% of total debt, including the effects of the associated interest rate swaps, was exposed to variable interest rates, compared to 55% in 2000. In addition to variable rate long-term debt, all short-term borrowings are categorized as variable for purposes of this measure.

Currency Swaps

We entered into currency swaps to hedge our currency exposure on certain non-U.S. dollar denominated debt upon issuance of such debt. The terms of the currency swaps matched the terms of the debt they modify. We have no currency swaps at December 29, 2001.

At year-end 2000, the foreign currency risk that related to debt denominated in Swiss francs and Luxembourg francs with an aggregate carrying amount of $122 million was hedged by currency swaps. The payables under related currency swaps were $43 million, resulting in an effective U.S. dollar liability of $165 million with a weighted average interest rate of 6.6%.

Revolving Credit Facilities

At year-end 2001, we maintained $750 million of revolving credit facilities. Of the $750 million, approximately $375 million expires in June 2002 with the remaining $375 million expiring in June 2006. The credit facilities exist largely to support issuances of short-term debt and remain unused at year-end 2001. Annually, these facilities are extendable an additional year upon the mutual consent of PepsiCo and the lending institutions. These facilities are subject to normal banking terms and conditions.

The reclassification of short-term borrowings to long-term debt reflects our intent and ability, through the existence of the unused credit facilities, to refinance these borrowings on a long-term basis.

Long-term debt outstanding at December 29, 2001, matures as follows:

                  2002        2003        2004        2005         2006  Thereafter
Maturities        $319        $485        $441        $167         $602        $956

Note 13 - Derivative and Financial Instruments

On December 31, 2000, we adopted SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS 133 on December 31, 2000 increased assets by approximately $12 million and liabilities by approximately $10 million with approximately $3 million recognized in accumulated other comprehensive income and a loss of less than $1 million recognized in the Consolidated Statement of Income. Accumulated other comprehensive loss included net accumulated derivative losses of $18 million as of December 29, 2001.

Cash Flow Hedges

During the next twelve months, we expect to reclassify losses of approximately $1 million from accumulated other comprehensive income into earnings. All cash flow hedges at December 29, 2001 are for periods of less than two years. Ineffectiveness resulting from cash flow hedging activities was not material to our results of operations. No cash flow hedges were discontinued during the year ended December 29, 2001 as a result of anticipated transactions that are no longer probable of occurring.

Fair Value Hedges

Ineffectiveness resulting from fair value hedging activities was not material to our results of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. In 2001, there were no hedged firm commitments that no longer qualified as fair value hedges. See Note 12 for the notional amounts, related interest rates and maturities of the interest rate and currency swaps.

Prepaid Forward Contracts

The change in the fair value of these equity derivative contracts resulted in $1 million of expense during 2001, $19 million of income during 2000 and $6 million of expense during 1999. These changes in fair value were substantially offset by opposite changes in the amount of the underlying deferred compensation liability.

Fair Value

Carrying amounts and fair values of our derivative and financial instruments:

                                                  2001                   2000
                                         Carrying      Fair      Carrying      Fair
                                          Amount      Value       Amount      Value
                                        ---------   --------    ---------   --------
Assets
Cash and cash equivalents............    $  683      $  683      $1,038      $1,038
Short-term investments...............    $  966      $  966      $  467      $  467
Forward exchange contracts (a).......    $    6      $    6      $    -      $    -
Commodity contracts (a)..............    $    1      $    1
Equity derivative contracts (a)......    $   65      $   65      $   66      $   66
Interest rate swaps (a)..............    $   32      $   32      $    -      $   12

Liabilities
Forward exchange contracts (b).......    $    2      $    2      $    9      $    9
Commodity contracts (b)..............    $   17      $   17
Short-term borrowings and long-term
   debt, excluding capital leases....    $3,001      $3,266      $3,205      $3,392
Interest rate swaps (b)..............    $    -      $    -      $    -      $    5
Combined currency and interest rate
   Swaps (c).........................    $    -      $    -      $   43      $   46
Included in the Consolidated Balance Sheet under the captions noted above or as indicated below.
(a)	Included in Prepaid Expenses and Other Current Assets.
(b)	Included in Accounts Payable and Other Current Liabilities.
(c)	Included in Long-Term Debt.

Because of the short maturity of cash equivalents and short-term investments, the carrying amounts approximate fair values. Short-term investments consist primarily of debt securities and have been classified as held-to-maturity. The fair values of commodity contracts, debt, debt-related derivatives and foreign exchange derivatives were estimated using market quotes and calculations based on market rates. We have unconditionally guaranteed $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $59 million at December 29, 2001 and $66 million at December 30, 2000 based on market rates.

Note 14 - Income Taxes

                                                         2001       2000       1999

Income before income taxes:
U.S..................................................  $2,922     $2,574     $3,350
Foreign..............................................   1,107      1,187        925
                                                      --------   --------   --------
                                                       $4,029     $3,761     $4,275
                                                      ========   ========   ========
Provision for income taxes:
Current:   U.S. Federal..............................  $  926     $  958     $  819
           Foreign...................................     226        165        322
           State.....................................      53         62         56
                                                      --------   --------   --------
                                                        1,205      1,185      1,197
                                                      --------   --------   --------
Deferred:  U.S. Federal..............................     159         31        559
           Foreign...................................      (8)        (7)       (17)
           State.....................................      11          9         31
                                                      --------   --------   --------
                                                          162         33        573
                                                      --------   --------   --------
                                                       $1,367     $1,218     $1,770
                                                      ========   ========   ========
Tax rate reconciliation:
U.S. Federal statutory tax rate......................    35.0%      35.0%      35.0%
State income tax, net of U.S. Federal tax benefit....     1.0        1.2        1.3
Lower taxes on foreign results.......................    (4.3)      (2.9)      (2.5)
Bottling transactions................................       -          -        9.0
Merger-related costs and other impairment and
   restructuring charges.............................     2.3       (0.2)         -
Other, net...........................................    (0.1)      (0.7)      (1.4)
                                                      --------   --------   --------
Effective tax rate ..................................    33.9%      32.4%      41.4%
                                                      ========   ========   ========

In 1999, Quaker adjusted its tax accruals and tax assets to reflect developments and information received during the year. The net effect of these adjustments, which are included above in Other, net, reduced our 1999 provision for income taxes by $59 million or $0.03 per share.

Deferred tax liabilities/(assets):                       2001       2000

Investments in unconsolidated affiliates............. $   702    $   672
Property, plant and equipment........................     804        742
Safe harbor leases...................................      82         94
Zero coupon notes....................................      68         73
Intangible assets other than nondeductible goodwill..     121        105
Other................................................     480        448
                                                      --------   --------
Gross deferred tax liabilities....................... $ 2,257    $ 2,134
                                                      --------   --------
Net carryforwards....................................    (556)      (816)
Postretirement benefits..............................    (320)      (311)
Various current and noncurrent liabilities...........    (805)      (869)
                                                      --------   --------
Gross deferred tax assets............................  (1,681)    (1,996)
Deferred tax asset valuation allowances..............     529        822
                                                      --------   --------
Deferred tax assets, net.............................  (1,152)    (1,174)
                                                      --------   --------
Net deferred tax liabilities......................... $ 1,105    $   960
                                                      ========   ========
Included in:
  Prepaid expenses and other current assets.......... $  (391)   $  (407)
  Deferred income taxes..............................   1,496      1,367
                                                      --------   --------
                                                      $ 1,105    $   960
                                                      ========   ========

Net operating loss carryforwards totaling $3.2 billion at year-end 2001 are being carried forward and are available to reduce future taxable income of certain subsidiaries in a number of foreign and state jurisdictions. These net operating losses will expire as follows: $0.1 billion in 2002, $2.8 billion between 2002 and 2017 and $0.3 billion may be carried forward indefinitely. In addition, tax credit carryforwards of approximately $90 million are available to reduce certain foreign tax liabilities through 2011.

Analysis of valuation allowances:

                                                          2001     2000       1999

Balance, beginning of year...........................    $ 822    $ 810      $ 926
   (Benefit)/provision...............................     (291)      10         73
   Other (deductions)/additions......................       (2)       2       (189)
                                                        -------  -------    -------
Balance, end of year.................................    $ 529    $ 822      $ 810
                                                        =======  =======    =======

Other (deductions)/additions include the effects of currency translation and, in 1999, the impact of the bottling transactions.

Note 15 - Preferred and Common Stock

As of December 29, 2001, there were 3.6 billion shares of common stock and 3 million shares of convertible preferred stock authorized, which are designated as $5.46 per share cumulative preferred convertible stock. Of the authorized convertible preferred shares, 803,953 shares were issued and 736,153 shares were outstanding. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The convertible preferred shares may be called for redemption at $78 per share plus accrued and unpaid dividends upon written notice. The convertible preferred stock was issued only for the ESOP and will not be traded on the open market.

Preferred stock activity:

                                     2001                2000                1999
                               Shares    Amount    Shares    Amount    Shares    Amount
                              --------  --------  --------  --------  --------  --------

Balance, beginning of year ...    0.8      $ 49       0.9      $ 61       1.0       $70
  Redemptions.................   (0.1)      (23)     (0.1)      (12)     (0.1)       (9)
                              --------  --------  --------  --------  --------  --------
Balance, end of year.........     0.7      $ 26       0.8      $ 49       0.9       $61
                              ========  ========  ========  ========  ========  ========

Note 16 - Other Comprehensive Loss

The accumulated balances related to each component of other comprehensive loss were as follows:

                                                        2001       2000       1999
Currency translation adjustment......................$(1,587)   $(1,369)   $(1,080)
Cash flow hedges, net of tax: (a)
   Cumulative effect of accounting change............      3          -          -
   Derivative (losses)/gains, net....................    (21)         -          -
Minimum pension liability adjustment (a) (b).........    (43)        (5)        (3)
Other................................................      2          -         (2)
                                                     --------   --------   --------
Accumulated other comprehensive loss.................$(1,646)   $(1,374)   $(1,085)
                                                     ========   ========   ========
(a)	Includes $7 for our share of our equity investees’ accumulated derivative losses and $29 for our share of our equity investees’ minimum pension liability adjustments.
(b)	Net of taxes of $22 in 2001, $3 in 2000 and $2 in 1999.

Note 17 - Employee Stock Options

Stock options have been granted to employees under four different incentive plans:
•	the PepsiCo SharePower Stock Option Plan (SharePower);
•	the PepsiCo Long-Term Incentive Plan (LTIP);
•	the PepsiCo Stock Option Incentive Plan (SOIP); and
•	the Quaker Long-Term Incentive Plan (Quaker LTIP).

SharePower

SharePower stock options are granted to essentially all full-time employees. SharePower options generally have a 10-year term. Beginning in 1998, the number of SharePower options granted is based on each employee’s annual earnings and tenure. These options generally become exercisable after three years. Prior to 1998, the number of options granted was based on each employee’s annual earnings and generally became exercisable ratably over five years.

LTIP

All senior management and certain middle management awards are made under the LTIP. Under the LTIP, awards are generally based on a multiple of base salary. The options generally become exercisable at the end of three years and have a 10-year term. In 2001, the entire award was made in stock options with an exercise price equal to the average stock price on the date of the award. From 1998 through 2000, two-thirds of the award consisted of stock options with the balance paid in stock options or cash. At the date of these awards, the employee selected whether the remaining one-third of the award will be granted in stock options or paid in cash at the end of three years. The number of options granted or the cash payment, if any, depended on the attainment of prescribed performance goals over the three-year measurement period. If stock options were selected, they will be granted with an exercise price equal to the average stock price on the date of the grant, will vest immediately and have a 10-year term. If a cash payment is selected, one dollar of cash will be received for every four dollars of the award. Amounts expensed for expected cash payments were $64.0 million in 2001, $36.7 million in 2000 and $17.9 million in 1999. At year-end 2001, 57 million shares were available for grants under the LTIP.

SOIP

Grants under the SOIP are available to middle management employees. Under the SOIP, an employee generally receives an award based on a multiple of base salary. The options generally become exercisable at the end of three years and have a 10-year term. The entire award is made in stock options with an exercise price equal to the average stock price on the date of the award. At year-end 2001, 39 million shares were available for grants under the SOIP.

Quaker LTIP

Grants under the Quaker LTIP were made to officers and other key employees. This program provided for benefits to be awarded in a variety of ways, with stock options being used most frequently. Approximately 12 million shares of Quaker common stock were authorized for grant under the Quaker LTIP. Stock options were granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Options were generally exercisable after one or more years and expire no later than 10 years from the date of grant. This plan provided that, in the event of a change in control of Quaker, stock options become exercisable. Accordingly, upon approval by the Quaker shareholders of the merger, unvested options under this plan were vested. Upon consummation of the merger, these options were converted to PepsiCo stock options.

Stock option activity:
(Options in thousands)                   2001                2000               1999

                                            Weighted            Weighted            Weighted
                                             Average             Average             Average
                                            Exercise            Exercise            Exercise
                                   Options     Price   Options     Price   Options     Price
                                  --------- --------  --------- --------  --------- --------
Outstanding at
 Beginning of year..............   170,640    $28.08   188,661    $25.82   173,691    $22.43
  Granted.......................    40,432     43.53    28,660     31.92    48,711     33.90
  Exercised.....................   (29,064)    21.59   (37,039)    18.40   (24,846)    15.84
  Forfeited/expired.............    (5,086)    34.83    (9,642)    33.93    (8,895)    32.06
                                  ---------           ---------           ---------
Outstanding at end of year......   176,922     32.35   170,640     28.08   188,661     25.82
                                  =========           =========           =========
Exercisable at end of year (a)..    83,521     26.32    75,129     21.27    90,826     18.65
                                  =========           =========           =========

Weighted average fair
    value of options granted                  $13.53              $12.04              $10.65
(a)	In connection with the 1999 bottling transactions, substantially all unvested PepsiCo stock options held by bottling employees vested. The acceleration resulted in a $46 pre-tax charge included in the determination of the related net gain.

Stock options outstanding and exercisable (in thousands) at December 29, 2001:

                            Options Outstanding              Options Exercisable

                                   Weighted
                                    Average    Weighted                 Weighted
                                  Remaining     Average                  Average
Range of                        Contractual    Exercise                 Exercise
Exercise Price         Options         Life       Price        Options     Price
------------------   ---------  -----------   ---------      ---------  --------
$ 4.25 to $14.20         2,975    1.49 yrs.     $  8.56          2,975   $  8.56
$14.28 to $33.04        77,165    4.85            24.99         56,023     22.37
$34.00 to $49.00        96,782    8.02            39.13         24,523     37.43
                     ---------                               ---------
                       176,922    6.44            32.35         83,521     26.32
                     =========                               =========

Pro forma income and pro forma income per common share, as if we had recorded compensation expense based on fair value for stock-based awards:

                                                        2001       2000       1999

Reported
Net income..........................................  $2,662     $2,543     $2,505
Net income per common share - basic.................  $ 1.51     $ 1.45     $ 1.41
Net income per common share - diluted...............  $ 1.47     $ 1.42     $ 1.38
Pro forma
Net income..........................................  $2,356     $2,343     $2,343
Net income per common share - basic.................  $ 1.33     $ 1.34     $ 1.32
Net income per common share - diluted...............  $ 1.30     $ 1.31     $ 1.29

We estimate the fair value of stock-based awards using the Black-Scholes option-pricing model based on the following weighted average assumptions for options granted during the year:

                                                        2001       2000       1999

Risk free interest rate.............................     4.8%       6.7%       5.2%
Expected life.......................................   5 yrs.     5 yrs.     5 yrs.
Expected volatility.................................      29%        29%        27%
Expected dividend yield.............................    0.98%      1.08%      1.34%

Note 18 - Deferred Compensation - ESOP

Quaker established an ESOP for the benefit of its employees to issue debt and to use the proceeds of such debt to acquire shares of stock for future allocation to ESOP participants. The final ESOP award was made in June 2001. The ESOP borrowings are included in long-term debt in the Consolidated Balance Sheet. As annual contributions were made to the ESOP, these contributions, along with the dividends accumulated on the common and preferred stock held by the ESOP, were used to repay the outstanding loans. As the loans were repaid, common and preferred stock were allocated to ESOP participants and deferred compensation was reduced by the amount of the principal payments on the loans.

The following table presents the ESOP loan payments:    2001       2000

Principal payments..................................     $40        $37
Interest payments...................................       3          6
                                                       ------     ------
Total ESOP payments.................................     $43        $43
                                                       ======     ======

As of December 29, 2001, 11 million shares of common stock and 0.7 million shares of preferred stock were held in the accounts of ESOP participants.

Note 19 - Pension and Postretirement Benefits

                                                        2001       2000       1999

Components of net periodic pension cost:
Service cost........................................   $ 127      $ 120      $ 133
Interest cost.......................................     233        221        209
Expected return on plan assets......................    (301)      (277)      (269)
Amortization of transition asset....................      (2)        (3)        (3)
Amortization of prior service amendments............       8         13         11
Amortization of (gain)/loss.........................      (9)       (18)        15
                                                      -------    -------    -------
Net periodic benefit cost...........................      56         56         96
Curtailment/settlement loss.........................       1          6         54
Special termination benefits........................      26          -         10
                                                      -------    -------    -------
Net pension cost....................................   $  83      $  62      $ 160
                                                      =======    =======    =======

                                                        2001       2000       1999

Components of net periodic postretirement cost:
Service cost........................................    $ 20       $ 22       $ 23
Interest cost.......................................      63         58         54
Amortization of prior service amendments............     (12)       (12)       (14)
Amortization of gain................................       -         (1)        (1)
                                                       ------     ------     ------
Net periodic benefit cost...........................      71         67         62
Curtailment loss....................................       -          2          -
Special termination benefits........................       1          -          3
                                                       ------     ------     ------
Net postretirement cost.............................    $ 72       $ 69       $ 65
                                                       ======     ======     ======

                                           2001        2000        2001        2000
                                              Pension               Postretirement
                                        --------------------    --------------------
Change in benefit obligation:
Obligation at beginning of year........  $3,170      $3,009       $ 834       $ 740
Service cost...........................     127         120          20          22
Interest cost..........................     233         221          63          58
Plan amendments........................      10           3           1           -
Participant contributions..............       5           6           -           1
Actuarial loss.........................     170           6          50          48
Acquisitions...........................       -           3           -           -
Benefit payments.......................    (170)       (166)        (58)        (43)
Curtailment/settlement loss............       2           6           -           8
Special termination benefits...........      26           -           1           -
Foreign currency adjustment............     (17)        (38)          -           -
                                        --------    --------    --------    --------
Obligation at end of year..............  $3,556      $3,170       $ 911       $ 834
                                        ========    ========    ========    ========
Change in fair value of plan assets:
Fair value at beginning of year........  $3,251      $3,053       $   -       $   -
Actual (loss)/gain on plan assets......    (382)        281           -           -
Acquisitions...........................       -          14           -           -
Employer contributions.................     446         103          58          42
Participant contributions..............       5           6           -           1
Benefit payments.......................    (170)       (166)        (58)        (43)
Foreign currency adjustment............     (21)        (40)          -           -
                                        --------    --------    --------    --------
Fair value at end of year..............  $3,129      $3,251       $   -       $   -
                                        ========    ========    ========    ========
Funded status as recognized in the
   Consolidated Balance Sheet:
Funded status at end of year...........  $ (427)     $   81       $(911)      $(834)
Unrecognized prior service cost........      38          49          (5)        (17)
Unrecognized loss/(gain)...............     548        (349)         91          41
Unrecognized transition asset..........      (2)         (3)          -           -
                                        --------    --------    --------    --------
Net amounts recognized.................  $  157      $ (222)      $(825)      $(810)
                                        ========    ========    ========    ========

                                           2001        2000        2001        2000
                                              Pension               Postretirement
                                        --------------------    --------------------

Net amounts as recognized in the
   Consolidated Balance Sheet:
Prepaid benefit cost...................   $ 396       $ 141       $   -       $   -
Intangible assets......................       -           1           -           -
Accrued benefit liability..............    (261)       (372)       (825)       (810)
Accumulated other comprehensive income.      22           8           -           -
                                        --------    --------    --------     -------
Net amounts recognized.................   $ 157       $(222)      $(825)      $(810)
                                        ========    ========    ========     =======
Selected information for plans with
  accumulated Benefit obligation in
  excess of plan assets:
Projected benefit obligation...........   $(419)      $(307)      $(911)      $(834)
Accumulated benefit obligation.........   $(252)      $(193)      $(911)      $(834)
Fair value of plan assets..............   $  51       $  36       $   -       $   -

In 1999, as a result of the bottling transactions, $717 million of pension benefit obligation and $205 million of postretirement benefit obligations were assumed by bottling affiliates. In addition, bottling affiliate plans assumed ownership of $659 million of pension assets. The net gain on the bottling transactions includes a curtailment/settlement net loss of $52 million.

Weighted-average pension assumptions at end of year:

                                                        2001       2000       1999

Discount rate for benefit obligation................     7.4%       7.7%       7.7%
Expected return on plan assets......................     9.8%       9.9%      10.0%
Rate of compensation increase.......................     4.6%       4.5%       4.5%

The discount rate assumption used to compute the postretirement benefit obligation at year end was 7.5% in 2001 and 7.8% in 2000.

Pension Assets

The pension plan assets are principally invested in stocks and bonds. These assets include approximately 4.7 million shares of PepsiCo common stock with a fair value of $227 million in 2001 and $214 million in 2000. Subsequent to the measurement date of September 30, 2001, 0.8 million shares of PepsiCo common stock were purchased and, during 2000, 1.8 million shares were sold. A one-percentage point decrease in our expected return on assets would have increased our net periodic pension cost by approximately $31 million in 2001.

Health Care Cost Trend Rates

An average increase of 7.5% in the cost of covered postretirement medical benefits is assumed for 2002. This average increase is then projected to decline gradually to 4.5% in 2008 and thereafter. Generally, our costs are capped at a specified dollar amount.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following effects:

                                                     1% Increase        1% Decrease
                                                     -----------        -----------
2001 service and interest cost components.........       $ 7               $ (6)
2001 accumulated benefit obligation...............       $61               $(52)

Note 20 - Commitments, Contingencies and Leases

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

In March 2000, we entered into a ten-year lease for office space to be constructed in Chicago, Illinois. The new Chicago office is currently in development and is expected to be completed in 2002. Our obligations under the lease are contingent upon completion of the building and satisfaction of certain other obligations by the lessor.

Certain equipment and operating properties are rented under non-cancelable and cancelable operating leases and may provide for renewal options or escalation clauses. Total rent expense under operating leases was $165 million in 2001, $171 million in 2000 and $137 million in 1999. The following is a schedule of future minimum annual rentals on non-cancelable operating leases, in effect as of December 29, 2001:

                     2002       2003       2004       2005       2006 Thereafter      Total
Total payments       $138       $111        $95        $57        $42       $162       $605

Note 21 - Business Segments

In early 1999, in contemplation of the separation from PepsiCo of our bottling operations, we completed a reorganization of our beverage businesses and presented our operating results for 1999 consistent with the new beverage organization. Therefore, the results of previously consolidated bottling operations in which we now own an equity interest through the applicable transaction closing dates in 1999 are presented separately with the first quarter 1999 equity income or loss of other unconsolidated bottling affiliates. From the applicable transaction closing dates in 1999, the equity income of those previously consolidated bottling operations and the equity income or loss of other unconsolidated bottling affiliates from the second quarter of 1999 are presented separately below operating profit in the Consolidated Statement of Income. The combined results of our six ongoing reportable segments are referred to as New PepsiCo. The North American segments include the United States and Canada.

The accounting policies of the segments are the same as those described in Note 1. Merger-related costs and other impairment and restructuring charges are not included in segment results. All intersegment net sales and expenses are immaterial and have been eliminated in computing net sales and operating profit.

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures, markets, sells and distributes salty, sweet and grain-based snacks. Products manufactured and sold include Lay’s potato chips, Doritos and Tostitos tortilla chips, Cheetos cheese flavored snacks, Ruffles potato chips, Fritos corn chips, a variety of dips and salsas, Quaker Chewy granola bars, Rold Gold pretzels, Sunchips multigrain snacks and Funyuns onion flavored rings.

Frito-Lay International

Frito-Lay International (FLI) manufactures, markets, sells and distributes primarily salty and sweet snacks. Products include Sabritas snack foods and Alegro and Gamesa sweet snacks in Mexico, Walkers snack foods in the United Kingdom and Smith’s snack foods in Australia. Frito-Lay International also includes non-snack products, such as cereals that are not material.

Pepsi-Cola North America

Pepsi-Cola North America (PCNA) markets, promotes and manufactures concentrates for Pepsi, Mountain Dew, MUG, Sierra Mist, Slice and other brands for sale to franchised bottlers. It also sells syrups for these brands to national fountain accounts. Pepsi-Cola North America receives a royalty fee for licensing the processing, distribution and sale of Aquafina bottled water; manufactures, markets and distributes ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks; and manufactures and sells SoBe and Dole beverages for distribution and sale through our franchise bottling system.

Gatorade/Tropicana North America

Gatorade/Tropicana North America (GTNA) produces, markets, sells and distributes Gatorade sports drinks, Tropicana Pure Premium, Tropicana Season’s Best, Tropicana Twister and Dole juices.

PepsiCo Beverages International

PepsiCo Beverages International (PBI) manufactures concentrates of Pepsi, 7UP, Mirinda, KAS, Mountain Dew and other brands internationally for sale to franchised and company-owned bottlers. PBI also produces, markets, sells and distributes Gatorade sports drinks as well as Tropicana and other juices. In addition, PBI operates bottling plants and distribution facilities in certain international markets for the production, distribution and sale of company-owned and licensed brands.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures, markets and sells ready-to-eat cereals, hot cereals, flavored rice and pasta products, mixes and syrups, hominy grits and cornmeal in North America. Products manufactured and sold include Quaker oatmeal, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni products, Aunt Jemima mixes and syrups and Quaker grits.

Fiscal Year

Comparisons of 2000 to 2001 and 1999 are affected by an additional week of results in the 2000 reporting period. The estimated impact of the fifty-third week on 2000 segment results is as follows:

                                                            Net       Operating
                                                           Sales        Profit
                                                         --------     ---------

Frito-Lay North America................................     $164          $40
Frito-Lay International................................       61           10
Pepsi-Cola North America...............................       36           13
Gatorade/Tropicana North America.......................       33            5
                                                         --------      --------
                                                            $294           68
                                                         ========      --------
Corporate unallocated..................................                    (6)
                                                                       --------
                                                                          $62
                                                                       ========

Business Segments

                                                        2001       2000       1999
                                                               Net Sales

Worldwide Snacks
- Frito-Lay North America........................... $ 9,374    $ 8,971    $ 8,232
- Frito-Lay International...........................   5,130      4,875      4,274
Worldwide Beverages
- Pepsi-Cola North America..........................   3,842      3,289      2,605
- Gatorade/Tropicana North America..................   4,016      3,841      3,452
- PepsiCo Beverages International...................   2,582      2,531      2,407
Quaker Foods North America..........................   1,991      1,972      1,993
                                                    ---------  --------   ---------
Combined Segments...................................  26,935     25,479     22,963
Quaker divested businesses..........................       -          -          7
Bottling Operations/Investments.....................       -          -      2,123
                                                    ---------  ---------  ---------
                                                     $26,935    $25,479    $25,093
                                                    =========  =========  =========

                                                            Operating Profit

Worldwide Snacks
- Frito-Lay North America........................... $ 2,056    $ 1,915    $ 1,679
- Frito-Lay International...........................     627        546        455
Worldwide Beverages
- Pepsi-Cola North America..........................     927        833        751
- Gatorade/Tropicana North America..................     530        500        433
- PepsiCo Beverages International...................     221        169        108
Quaker Foods North America..........................     415        392        363
                                                    ---------  ---------  ---------
Combined Segments...................................   4,776      4,355      3,789
Merger-related costs................................    (356)         -          -
Other impairment and restructuring charges..........     (31)      (184)       (73)
Corporate (a).......................................    (368)      (353)      (286)
Bottling Operations/Investments.....................       -          -         53
                                                    ---------  ---------  ---------
                                                     $ 4,021    $ 3,818    $ 3,483
                                                    =========  =========  =========

Business Segments (continued)

                                                        2001       2000       1999
                                                                Total Assets

Worldwide Snacks
- Frito-Lay North America........................... $ 4,623    $ 4,282    $ 4,146
- Frito-Lay International...........................   4,381      4,352      4,425
Worldwide Beverages
- Pepsi-Cola North America..........................   1,325        836        729
- Gatorade/Tropicana North America..................   4,328      4,143      3,927
- PepsiCo Beverages International...................   1,747      1,923      1,988
Quaker Foods North America..........................     917        952      1,036
                                                    ---------  ---------  ---------
Combined Segments...................................  17,321     16,488     16,251
Quaker divested businesses..........................       -          -          2
Corporate (b).......................................   1,927      1,737      1,226
Bottling Operations/Investments.....................   2,447      2,532      2,469
                                                    ---------  ---------  ---------
                                                     $21,695    $20,757    $19,948
                                                    =========  =========  =========

                                                             Amortization of
                                                            Intangible Assets

Worldwide Snacks
- Frito-Lay North America........................... $     7    $     7    $     8
- Frito-Lay International...........................      46         46         46
Worldwide Beverages
- Pepsi-Cola North America..........................      19          2          2
- Gatorade/Tropicana North America..................      69         68         69
- PepsiCo Beverages International...................      16         16         16
Quaker Foods North America..........................       8          8          8
                                                    ---------  ---------  ---------
Combined Segments...................................     165        147        149
Bottling Operations/Investments.....................       -          -         44
                                                    ---------  ---------  ---------
                                                     $   165    $   147    $   193
                                                    =========  =========  =========

                                                             Depreciation and
                                                        Other Amortization Expense

Worldwide Snacks
- Frito-Lay North America........................... $   377    $   374    $   345
- Frito-Lay International...........................     187        182        158
Worldwide Beverages
- Pepsi-Cola North America..........................      64         94         72
- Gatorade/Tropicana North America..................     129        118        107
- PepsiCo Beverages International...................      99        111        104
Quaker Foods North America..........................      43         51         53
                                                    ---------  ---------  ---------
Combined Segments...................................     899        930        839
Corporate...........................................      18         16         10
Bottling Operations/Investments.....................       -          -        114
                                                    ---------  ---------  ---------
                                                     $   917    $   946    $   963
                                                    =========  =========  =========

Business Segments (continued)

                                                        2001       2000       1999
                                                            Capital Spending

Worldwide Snacks
- Frito-Lay North America........................... $   514    $   524     $  485
- Frito-Lay International...........................     291        278        295
Worldwide Beverages
- Pepsi-Cola North America..........................      70         59         22
- Gatorade/Tropicana North America..................     289        261        216
- PepsiCo Beverages International...................      95         98        128
Quaker Foods North America..........................      57         96         58
                                                    ---------  ---------  ---------
Combined Segments...................................   1,316      1,316      1,204
Corporate...........................................       8         36         42
Bottling Operations/Investments.....................       -          -         95
                                                    ---------  ---------  ---------
                                                     $ 1,324    $ 1,352    $ 1,341
                                                    =========  =========  =========

                                                            Investments in
                                                        Unconsolidated Affiliates

Frito-Lay International............................. $   361    $   373    $   284
Pepsi-Cola North America............................      25         32         50
Gatorade/Tropicana North America....................      10         13         17
PepsiCo Beverages International.....................       6          6          4
Quaker Foods North America..........................       -          1          1
                                                     --------  ---------  ---------
Combined Segments...................................     402        425        356
Corporate...........................................      22         22         22
Bottling Operations/Investments.....................   2,447      2,532      2,469
                                                    ---------  ---------  ---------
                                                     $ 2,871    $ 2,979    $ 2,847
                                                    =========  =========  =========

                                                        Equity Income/(Loss) and
                                                        Transaction Gains/(Losses)

Frito-Lay International............................. $    32    $    26    $     3
Pepsi-Cola North America............................      40         33         31
Gatorade/Tropicana North America....................      (3)         -          1
PepsiCo Beverages International.....................       3          2          1
Quaker Foods North America..........................      (8)        (4)         -
                                                    ---------  ---------  ---------
Combined Segments...................................      64         57         36
Bottling Operations/Investments (c).................     160        130      1,076
                                                    ---------  ---------  ---------
                                                     $   224    $   187    $ 1,112
                                                    =========  =========  =========

Business Segments (continued)

                                                        2001       2000       1999
Geographic Areas
                                                                 Net Sales

United States....................................... $18,215    $17,051    $15,406
International.......................................   8,720      8,428      7,564
                                                    ---------  ---------  ---------
Combined Segments...................................  26,935     25,479     22,970
Bottling Operations/Investments.....................       -          -      2,123
                                                    ---------  ---------  ---------
                                                     $26,935    $25,479    $25,093
                                                    =========  =========  =========

                                                           Long-Lived Assets (d)

United States....................................... $ 9,689    $ 9,285    $ 9,093
International.......................................   4,899      4,966      5,099
                                                    ---------  ---------  ---------
Combined Segments................................... $14,588    $14,251    $14,192
                                                    =========  =========  =========

(a)	Corporate expenses include unallocated corporate headquarters expenses and costs of centrally managed initiatives and insurance programs, foreign exchange transaction gains and losses and certain one-time charges.
(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments primarily held outside the U.S., property, plant and equipment, and other investments and unconsolidated affiliates.
(c)	Includes our share of the net earnings or losses from our bottling equity investments and any gains or losses from disposals, as well as other transactions related to our bottling investments. Includes in 1999, a gain of $1 billion ($270 after-tax or $0.15 per share) related to our PBG and PepsiAmericas bottling transactions.
(d)	Long-lived assets represent net property, plant and equipment, net intangible assets and investments in unconsolidated affiliates.

Note 22 - Selected Quarterly Financial Data
(unaudited)

2001                                   First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter

 PepsiCo............................  $4,539       $5,281
 Quaker.............................   1,227        1,514
 Adjustments (a)....................    (436)         (82)
                                     --------     --------
 Net sales..........................  $5,330       $6,713       $6,906       $7,986

 PepsiCo............................  $2,748       $3,250
 Quaker.............................     677          846
 Adjustments (a)....................    (240)         (52)
                                     --------     --------
Gross profit.......................   $3,185       $4,044       $4,178       $4,774

Merger-related costs (b)...........   $    -       $    -       $  235       $  121

 Quaker.............................  $    4       $    5
 Adjustments (a)....................       -           (1)
                                     --------     --------
 Other impairment and restructuring
    charges (c).....................  $    4       $    4       $   13       $   10

 PepsiCo............................  $  498       $  652
 Quaker.............................     109          170
 Adjustments (a)....................     (37)         (24)
                                     --------     --------
 Net income.........................  $  570       $  798       $  627       $  667

 Net income per common share
   - basic (d).....................   $ 0.33       $ 0.45       $ 0.35       $ 0.38

 Net income per common share
   - diluted (d)...................   $ 0.32       $ 0.44       $ 0.34       $ 0.37

 Cash dividends declared per
  common share (e).................   $ 0.14       $0.145       $0.145       $0.145

 Stock price per share (f)
     High..........................   $49.50       $46.61       $47.99       $50.46
     Low...........................   $40.25       $40.90       $43.12       $45.76
     Close.........................   $43.85       $43.26       $47.40       $49.05

2000 (g)                               First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter

PepsiCo............................   $4,191       $4,928       $4,909       $6,410
Quaker.............................    1,172        1,398        1,475          996
Adjustments (a)....................     (422)         (76)          37          461
                                     --------     --------     --------     --------
Net sales..........................   $4,941       $6,250       $6,421       $7,867

PepsiCo............................   $2,514       $3,037       $3,044       $3,900
Quaker.............................      649          761          831          512
Adjustments (a)....................     (229)         (45)           7          272
                                     --------     --------     --------     --------
Gross profit.......................   $2,934       $3,753       $3,882       $4,684

Quaker.............................   $  173       $    4       $    -       $    6
Adjustments (a)....................     (172)         167            6            -
                                     --------     --------     --------     --------
Other impairment and restructuring
  charges (c).....................    $    1       $  171       $    6       $    6

PepsiCo...........................    $  422       $  563       $  587       $  611
Quaker............................         2          151          159           48
Adjustments (a)...................        72         (120)           9           39
                                     --------     --------     --------      -------
Net income ......................     $  496       $  594       $  755       $  698

Net income per common share
  - basic (d).....................    $ 0.28       $ 0.34       $ 0.43       $ 0.40

Net income per common share
  - diluted (d)...................    $ 0.28       $ 0.33       $ 0.42       $ 0.39

Cash dividends declared per
  common share (e)................    $0.135       $ 0.14       $ 0.14       $ 0.14

Stock price per share (f)
    High..........................    $38.63       $42.50       $47.06       $49.94
    Low...........................    $29.69       $31.56       $39.69       $41.31
    Close.........................    $33.00       $41.25       $42.31       $49.56

(a)  Adjustments  reflect the impact of  changing  Quaker's  fiscal  calendar to conform  to  PepsiCo's,  conforming  the  accounting  policies  of the  two companies applicable to interim periods, and certain  reclassifications for gross profit and other impairment and restructuring charges.

(b)  Merger-related costs in 2001 (Note 2):
                             Third         Fourth
                            Quarter       Quarter
     Pre-tax                  $ 235         $ 121
     After-tax                $ 231         $  91
     Per share                $0.13         $0.05

(c)      Other impairment and restructuring charges (Note 3):
                              First        Second         Third         Fourth
                            Quarter       Quarter       Quarter        Quarter

     2001
     ----
     Pre-tax                     $4           $ 4         $  13            $10
     After-tax                   $2           $ 3         $   8            $ 6
     Per share                   $-           $ -         $0.01            $ -

     2000
     ----
     Pre-tax                     $1         $ 171         $   6            $ 6
     After-tax                   $-         $ 103         $   4            $ 4
     Per share                   $-         $0.06         $   -            $ -

(d)  The net income per common share amounts prior to the effective  date of the merger are  calculated by (1) combining the weighted  average of pre-merger
     PepsiCo and Quaker  common  stock after  adjusting  the number of shares of
     Quaker common stock to reflect the exchange  ratio of 2.3 shares of PepsiCo common stock for each share of Quaker common; and (2) dividing the combined net income by the result in (1) above.

(e)  Cash  dividends  declared per common share are those of pre-merger  PepsiCo prior to the effective date of the merger.

(f)  Represents  the composite  high and low sales price and  quarterly  closing prices for one share of PepsiCo’s common stock. Pre-merger amounts are those of PepsiCo prior to the effective date of the merger.

(g)  Fiscal year 2000  consisted  of  fifty-three  weeks and 1999  consisted  of fifty-two  weeks.  The impact for the fourth  quarter  and full year to net sales was an estimated $294, to operating  profit was an estimated $62, and to net income was an estimated $44 or $0.02 per share.

Return to Index to Financial Information

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 29, 2001 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

/S/ PETER A. BRIDGMAN Peter A. Bridgman Senior Vice President and Controller
/S/ INDRA K. NOOYI Indra K. Nooyi President and Chief Financial Officer

Return to Index to Financial Information

Independent Auditors’ Report

Board of Directors and Shareholders
PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000 and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of PepsiCo, Inc.‘s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York
February 6, 2002

Return to Index to Financial Information

Selected Financial Data (in millions except per share amounts, unaudited)

                                             2001(a)(b)     2000(b)(c)    1999(b)(d)

Net sales...............................  $26,935        $25,479       $25,093
Income from continuing operations.......  $ 2,662        $ 2,543       $ 2,505
Income per common share - continuing
  operations - basic....................  $  1.51        $  1.45       $  1.41
Income per common share - continuing
  operations - diluted..................  $  1.47        $  1.42       $  1.38
Cash dividends declared per
  common share (f)......................  $ 0.575        $ 0.555       $ 0.535
Total assets............................  $21,695        $20,757       $19,948
Long-term debt..........................  $ 2,651        $ 3,009       $3,527

                                             1998(b)(e)     1997(b)(g)

Net sales...............................  $27,191       $25,933
Income from continuing operations.......  $ 2,278       $   561
Income per common share - continuing
  operations - basic....................  $  1.27       $  0.30
Income per common share - continuing
  operations - diluted..................  $  1.23       $  0.30
Cash dividends declared per
  common share (f)......................  $ 0.515       $  0.49
Total assets............................  $25,170       $22,798
Long-term debt..........................  $ 4,823       $ 5,834

As a result of the bottling deconsolidation in 1999 and the Tropicana acquisition late in 1998, the data provided above is not comparable. In 1997, we disposed of our restaurants segment and accounted for the disposal as discontinued operations. Accordingly, all information has been restated for 1997.

(a)	Includes merger-related costs of $356 ($322 after-tax and $0.18 per share).
(b)	Includes other impairment and restructuring charges of $31 ($19 after-tax or $0.01 per share) in 2001, $184 ($111 after-tax or $0.06 per share) in 2000, $73 ($45 after-tax or $0.02 per share) in 1999, $482 ($379 after-tax or $0.21 per share) in 1998 and $331 ($265 after-tax or $0.14 per share) in 1997.
(c)	The 2000 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The fifty-third week increased 2000 net sales by an estimated $294 and net income by an estimated $44 (or $0.02 per share).
(d)	Includes a net gain on bottling transactions of $1.0 billion ($270 after-tax or $0.15 per share) and a tax provision related to the PepCom transaction of $25 ($0.01 per share), and a Quaker favorable tax adjustment of $59 (or $0.03 per share).
(e)	Includes a tax benefit of $494 (or $0.27 per share) related to final agreement with the IRS to settle a case related to concentrate operations in Puerto Rico.
(f)	Cash dividends per common share are those of pre-merger PepsiCo prior to the effective date of the merger.
(g)	Includes a loss on a business divestiture of $1.4 billion ($1.1 billion after-tax or $0.61 per share).

Return to Index to Financial Information