Form 10-Q
period 2002-03-23
PEPSICO INC
filed 2002-05-01
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2002 (12 weeks)

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-1183

                      PEPSICO, INC.

(Exact name of registrant as specified in its charter)

         North Carolina                                             13-1584302
------------------------------                                   ----------------
(State or other jurisdiction of                                      (I.R.S.
Employer incorporate or organization)                            Identification No.)

   700 Anderson Hill Road, Purchase, New York                       10577
----------------------------------------------                   ----------
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

YES  X  NO

Number of shares of Common Stock outstanding as of April 19, 2002:   1,768,072,732

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                                 Page No.
                                                                                 --------

 Part I  Financial Information

         Condensed Consolidated Statement of Income -
          12 Weeks Ended March 23, 2002 and March 24, 2001                          2

         Condensed Consolidated Statement of Cash Flows -
          12 Weeks Ended March 23, 2002 and March 24, 2001                          3

         Condensed Consolidated Balance Sheet -
          March 23, 2002 and December 29, 2001                                     4-5

         Condensed Consolidated Statement of Comprehensive Income -
          12 Weeks Ended March 23, 2002 and March 24, 2001                          6

         Notes to Condensed Consolidated Financial Statements                      7-11

         Management's Discussion and Analysis of Operations
         And Financial Condition                                                 12-21

         Independent Accountants' Review Report                                     22

 Part II Other Information and Signatures                                           23

PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                                                    12 Weeks Ended
                                                                ---------------------
                                                                 3/23/02     3/24/01
                                                                ---------   ---------

Net Sales.................................................        $5,101      $4,700

Costs and Expenses
 Cost of sales............................................         2,318       2,144
 Selling, general and administrative expenses.............         1,772       1,651
 Amortization of intangible assets........................            28          36
 Merger-related costs.....................................            36           -
 Other impairment and restructuring charges...............             -           4
                                                                ---------   ---------

Operating Profit.........................................            947         865

Bottling equity income and transaction gains/(losses), net            27           5
Interest expense.........................................            (31)        (52)
Interest income..........................................             12          20
                                                                ---------   ---------

Income Before Income Taxes...............................            955         838

Provision for Income Taxes...............................            304         268
                                                                ---------   ---------

Net Income...............................................         $  651      $  570
                                                                =========   =========

Net Income Common Per Share
  Basic..................................................         $ 0.37      $ 0.33
  Diluted................................................         $ 0.36      $ 0.32

Cash Dividends Declared Per Common Share*................         $0.145      $ 0.14

*In 2001, represents that of pre-merger PepsiCo.

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                                       12 Weeks Ended
                                                                    --------------------                                                         -------------------
                                                                     3/23/02    3/24/01
                                                                    ---------  ---------
Cash Flows - Operating Activities
  Net income...................................................       $  651     $  570
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Bottling equity income and transaction gains/(losses), net         (27)        (5)
      Depreciation and amortization............................          230        231
      Merger-related costs.....................................           36          -
      Other impairment and restructuring charges...............            -          4
      Cash payments for merger-related costs and other
        restructuring charges..................................          (27)        (8)
      Deferred income taxes....................................            1        (12)
      Deferred compensation - ESOP.............................            -         14
      Other noncash charges and credits, net ..................           67         38
   Net change in operating working capital.....................         (240)      (657)
                                                                    ---------  ---------
Net Cash Provided by Operating Activities......................          691        175
                                                                    ---------  ---------
Cash Flows - Investing Activities
  Capital spending.............................................         (187)      (201)
  Acquisitions and investments in unconsolidated affiliates....          (37)      (407)
  Short-term investments, by original maturity
    More than three months - purchases.........................         (106)      (292)
    More than three months - maturities........................           21        207
    Three months or less, net..................................            2        (88)
  Snack Ventures Europe consolidation..........................           39          -
  Other, net...................................................          (10)        17
                                                                    ---------  ---------
Net Cash Used for Investing Activities.........................         (278)      (764)
                                                                    ---------  ---------
Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt....................            7         11
  Payments of long-term debt...................................         (105)      (142)
  Short-term borrowings, by original maturity
    More than three months - proceeds..........................           11         33
    More than three months - payments..........................           (4)       (33)
    Three months or less, net..................................           70        350
  Cash dividends paid..........................................         (256)      (241)
  Share repurchases - preferred................................          (14)        (2)
  Proceeds from exercises of stock options.....................          198         96
                                                                    ---------  ---------
Net Cash (Used for) Provided by Financing Activities...........          (93)        72
Effect of Exchange Rate Changes on Cash and Cash Equivalents...            5         (8)
                                                                    ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents...........          325       (525)
Cash and Cash Equivalents - Beginning of year..................          683      1,038
                                                                    ---------  ---------
Cash and Cash Equivalents - End of period......................       $1,008     $  513
                                                                    =========  =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS

                                                                 (Unaudited)
                                                                   3/23/02     12/29/01
                                                                  ---------    ---------
Current Assets
 Cash and cash equivalents...................................      $ 1,008      $   683
 Short-term investments, at cost.............................        1,054          966
                                                                  ---------    ---------
                                                                     2,062        1,649
 Accounts and notes receivable, less
   allowance:  3/02 - $124, 12/01 - $121.....................        2,447        2,142

 Inventories
   Raw materials.............................................          508          535
   Work-in-process...........................................          299          205
   Finished goods............................................          600          570
                                                                  ---------    ---------
                                                                     1,407        1,310

 Prepaid expenses and other current assets...................          844          752
                                                                  ---------    ---------
    Total Current Assets.....................................        6,760        5,853

Property, Plant and Equipment................................       12,586       12,180
Accumulated Depreciation.....................................       (5,560)      (5,304)
                                                                  ---------    ---------
                                                                     7,026        6,876

Intangible Assets, net.......................................        4,921        4,841
Investments in Unconsolidated Affiliates.....................        2,686        2,871
Other Assets.................................................        1,218        1,254
                                                                  ---------    ---------

      Total Assets...........................................      $22,611      $21,695
                                                                  =========    =========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                      3/23/02    12/29/01
                                                                     ---------   ---------
Current Liabilities
  Short-term borrowings........................................       $   779     $   354
  Accounts payable and other current liabilities...............         4,531       4,461
  Income taxes payable.........................................           280         183
                                                                     ---------   ---------
    Total Current Liabilities..................................         5,590       4,998

Long-term Debt.................................................         2,276       2,651

Other Liabilities..............................................         4,063       3,876

Deferred Income Taxes..........................................         1,462       1,496

Preferred stock, no par value..................................            12          26

Common Shareholders' Equity
  Common stock, par value 1 2/3 cents per share:
   Authorized 3,600 shares, issued 3/02 and 12/01 - 1,782
    shares.....................................................            30          30
  Capital in excess of par value...............................             -          13
  Retained earnings............................................        11,771      11,519
  Accumulated other comprehensive loss.........................        (1,780)     (1,646)
                                                                     ---------   ---------
                                                                       10,021       9,916
  Less:    Repurchased shares, at cost:
   3/02 - 17 shares, 12/01 - 26 shares.........................          (813)     (1,268)
                                                                     ---------   ---------

    Total Common Shareholders' Equity..........................         9,208       8,648
                                                                     ---------   ---------

      Total Liabilities and Shareholders' Equity...............       $22,611     $21,695
                                                                     =========   =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT
OF COMPREHENSIVE INCOME
(in millions, unaudited)

                                                                      12 Weeks Ended
                                                                  ---------------------
                                                                   3/23/02     3/24/01
                                                                  ---------   ---------

Net Income...................................................        $ 651       $ 570

Other Comprehensive Loss
   Currency translation adjustment, net of related taxes.....         (146)       (106)
   Cash flow hedges, net of related taxes:
       Cumulative effect of accounting change................            -           3
       Net derivative gains/(losses).........................            7          (1)
       Reclassification of gains/(losses) to net income......            6          (5)
   Other.....................................................           (1)          2
                                                                  ---------   ---------

                                                                      (134)       (107)
                                                                  ---------   ---------

Comprehensive Income.........................................        $ 517       $ 463
                                                                  =========   =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions; all per share amounts reflect common per share amounts and assume dilution unless noted)

(1)  General

Our Condensed Consolidated Balance Sheet at March 23, 2002 and the Condensed Consolidated Statements of Income, Cash Flows and Comprehensive Income for the 12 weeks ended March 23, 2002 and March 24, 2001 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 29, 2001, except for the adoption of:

o    Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Intangibles, and SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, as described in Note 6; and
o    the Emerging Issues Task Force Issue No. (EITF) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, as described in Note 7.

Our significant interim accounting policies include the recognition of marketing costs and promotional payments as expense in the year incurred generally in proportion to sales. Our interim accounting policies also include the recognition of taxes using an effective tax rate. The effective tax rate reflects our best estimate of tax expense for the current year which includes our estimate of the ultimate outcome of tax audits.

In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Investments in affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our determination of control for majority owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of affiliates accounted for by the equity method is included in our consolidated net income. As a result of changes in the operations of our European snack joint venture (SVE), we have determined that, effective in 2002, consolidation is required. Therefore, SVE’s results of operations are consolidated in PepsiCo’s operations for the 12 weeks ended March 23, 2002.

(2)  Merger-Related Costs

During the first quarter, we recognized integration and restructuring costs in connection with our merger with The Quaker Oats Company (Quaker) of $36 million ($30 million after-tax or $0.02 per share). We expect to incur additional costs to integrate the two companies.

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs and other costs associated with the integration of Quaker. The restructuring charges primarily reflect employee termination costs and asset impairment costs. Employee termination costs include retirement benefit and severance costs associated with change-in-control provisions of pre-merger employment contracts. As of March 23, 2002, an accrual has been recorded for costs associated with the termination of 675 employees, of which 470 have occurred. The remaining terminations are expected to be completed during 2002.

Analysis of integration cost and merger-related restructuring reserves:

                                                              Facility
                                                    Employee  and other
                                      Integration   Related     exit     Other    Total
----------------------------------------------------------------------------------------

Reserves, December 29, 2001.........     $ 22       $ 51       $ 4       $ -     $ 77
  2002 costs........................       19          9         2         6       36
  Cash payments.....................      (15)       (12)        -         -      (27)
  Reclassification to postretirement/
    postemployment liabilities......       (1)        (1)        -         -       (2)
  Other noncash utilization.........        1          -        (4)       (6)      (9)
                                        ------     ------     -----     -----   ------
Reserves, March 23, 2002............     $ 26       $ 47       $ 2       $ -     $ 75
                                        ======     ======     =====     =====   ======

These reserves are included in accounts payable and other current liabilities in the Condensed Consolidated Balance Sheet.

(3)  Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

                                                             12 Weeks Ended
                                              --------------------------------------------
                                                  March 23, 2002         March 24, 2001
                                              ---------------------   --------------------
                                                           Average                Average
                                                            Shares                 Shares
                                                             Out-                   Out-
                                               Income     standing     Income    standing
                                              ---------   ---------   ---------  ---------
Net income ..................................    $ 651                   $ 570
Less:  preferred dividends...................        1                       1
                                              ---------               ---------
Net income available for common shareholders.    $ 650       1,761       $ 569      1,752
                                              =========   =========   =========  =========
Basic net income per common share............    $0.37                   $0.33
                                              =========               =========
Net income available for common shareholders.    $ 650       1,761       $ 569      1,752
Effect of dilutive securities:
  Stock options..............................        -          35           -         44
  ESOP convertible preferred stock...........        1           4           -          4
  Unvested stock awards......................        -           1           -          -
                                              ---------   ---------   ---------  ---------
Diluted......................................    $ 651       1,801       $ 569      1,800
                                              =========   =========   =========  =========
Diluted net income per common share..........    $0.36                   $0.32
                                              =========               =========

(4)  Business Segments

                                             Net Sales               Operating Profit
                                      -----------------------    ------------------------
                                          12 Weeks Ended              12 Weeks Ended
                                      -----------------------    ------------------------
                                       3/23/02       3/24/01      3/23/02        3/24/01
                                      ---------     ---------    ---------      ---------
Worldwide Snacks
- Frito-Lay North America............   $1,901        $1,778       $  471           $426
- Frito-Lay International (a)........    1,221         1,013          171            141
                                      ---------     ---------    ---------      ---------
                                         3,122         2,791          642            567
Worldwide Beverages
- Pepsi-Cola North America...........      688           644          196            183
- Gatorade/Tropicana North America...      695           676          105             86
- PepsiCo Beverages International....      293           298           32             33
                                      ---------     ---------    ---------      ---------
                                         1,676         1,618          333            302

Quaker Foods North America...........      303           291           99             78
                                      ---------     ---------    ---------      ---------
   Combined segments.................   $5,101        $4,700        1,074            947
                                      =========     =========

Corporate unallocated................                                 (91)           (78)
Merger-related costs.................                                 (36)             -
Other impairment and restructuring
  charges............................                                   -             (4)
                                                                 ---------      ---------
                                                                   $  947           $865
                                                                 =========      =========

                                                                      Total Assets (a)
                                                                 ------------------------
                                                                  3/23/02       12/29/01
                                                                 ---------      ---------
Worldwide Snacks
- Frito-Lay North America.....................................    $ 4,646        $ 4,623
- Frito-Lay International.....................................      4,581          4,340

Worldwide Beverages
- Pepsi-Cola North America....................................      1,367          1,325
- Gatorade/Tropicana North America............................      4,506          4,328
- Pepsi-Cola Beverages International..........................      1,811          1,788

Quaker Foods North America....................................        908            917
                                                                 ---------      ---------
Combined segments.............................................     17,819         17,321
Corporate.....................................................      2,327          1,927
Bottling investments..........................................      2,465          2,447
                                                                 ---------      ---------
   Total Assets...............................................    $22,611        $21,695
                                                                 =========      =========
(a)

Beginning in 2002, we have consolidated SVE, a Frito-Lay International affiliate, due to changes in SVE’s operations. Consolidation of SVE in 2001 would have increased net sales by $162 million and operating profit by $4 million for the 12 weeks ended March 24, 2001. There is no impact on net income or earnings per share. The consolidation of SVE did not have a material impact on our Consolidated Balance Sheet.

(5)  Supplemental Cash Flow Information

                                                                      12 Weeks Ended
                                                                  -----------------------
                                                                   3/23/02       3/24/01
                                                                  ---------     ---------

Interest paid...................................................       $33           $42
Income taxes paid...............................................      $106          $103

Acquisitions:
   Fair value of assets acquired................................      $  6          $533
   Cash paid and debt assumed...................................        37           407
                                                                  ---------     ---------
   Liabilities assumed..........................................      $(31)         $126
                                                                  =========     =========

(6)  Intangible Assets, net

                                                                   3/23/02      12/29/01
                                                                  ---------     ---------
Nonamortizable:
Goodwill........................................................    $3,583        $3,482
Trademarks and brands...........................................       486           486
                                                                  ---------     ---------
                                                                     4,069         3,968
                                                                  ---------     ---------
Amortizable:
Trademarks and brands...........................................       687           725
Other identifiable intangibles..................................       165           148
                                                                  ---------     ---------
                                                                       852           873
                                                                  ---------     ---------
                                                                    $4,921        $4,841
                                                                  =========     =========

The above amounts are presented net of accumulated amortization of $1 billion at March 23, 2002 and December 29, 2001.

In 2002, we adopted SFAS 142 and SFAS 144. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. As a result of adoption, amortization ceased for nonamortizable intangibles and the remaining useful lives of certain amortizable intangibles were reduced. No impairment charges resulted from the required impairment evaluations.

The following reflects the impact that SFAS 142 would have had on prior year net income and earnings per common share if adopted in 2001:

                                                                       12 Weeks ended
                                                                  -----------------------
                                                                   3/23/02       3/24/01
                                                                  ---------     ---------

Reported net income...........................................        $651          $570
  Cease goodwill amortization.................................           -            28
  Adjust trademarks and brands amortization...................           -           (15)
  Cease equity investee goodwill amortization.................           -            14
                                                                  ---------     ---------
Adjusted net income...........................................        $651          $597
                                                                  =========     =========

Reported earnings per common share - Basic....................       $0.37        $ 0.33
  Cease goodwill amortization.................................           -          0.01
  Adjust trademarks and brands amortization...................           -         (0.01)
  Cease equity investee goodwill amortization.................           -          0.01
                                                                  ---------     ---------
Adjusted earnings per common share - Basic....................       $0.37        $ 0.34
                                                                  =========     =========

Reported earnings per common share - Diluted..................       $0.36        $ 0.32
  Cease goodwill amortization.................................           -          0.01
  Adjust trademarks and brands amortization...................           -         (0.01)
  Cease equity investee goodwill amortization.................           -          0.01
                                                                  ---------     ---------
Adjusted earnings per common share - Diluted..................       $0.36        $ 0.33
                                                                  =========     =========

We assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows.

The useful lives of amortizable intangibles are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue for the foreseeable future, a useful life would be assigned.

(7)  Promotional Payments

EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. As a result of adopting EITF 01-9 in 2002, we restated prior year net sales and selling, general and administrative expenses. The adoption of EITF 01-9 reduced our prior year first quarter net sales and selling, general and administrative expenses by $630 million.

Management’s Discussion and Analysis of Results of
Operations and Financial Condition

Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

Our reported results reflect the adoption of Emerging Issues Task Force Issue No. (EITF) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. As a result of adopting EITF 01-9 in 2002, we restated prior year net sales and selling, general and administrative expenses. The adoption of EITF 01-9 reduced our prior year first quarter net sales and selling, general and administrative expenses by $630 million.

Items Affecting Comparability

Comparable results reflect the adoption of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Intangibles, and the consolidation of our European snack joint venture (SVE) as if they had occurred in 2001. In addition, merger-related costs and other impairment and restructuring charges are excluded from comparable results.

                                                                     Total
                                                      Net          Operating
                                                     Sales           Profit
                                                   ---------       ---------
2002
Reported results............................         $5,101            $947
  Merger-related costs......................              -              36
                                                   ---------       ---------
Comparable results..........................         $5,101            $983
                                                   =========       =========

2001
Reported results............................         $4,700            $865
  Other impairment and restructuring charges              -               4
   SFAS 142.................................              -               8
   SVE consolidation .......................            162               4
                                                   ---------       ---------
Comparable results..........................         $4,862            $881
                                                   =========       =========

SFAS 142 impact in 2001 by segment:
-----------------------------------
Frito-Lay International.....................                           $  6
Pepsi-Cola North America....................                            (12)
Pepsi Beverages International...............                             (4)
Gatorade/Tropicana North America............                             16
Quaker Foods North America..................                              2
                                                                   ---------
   Total segment............................                              8
Bottling Equity Income......................                             16
                                                                   ---------
                                                                       $ 24
                                                                   =========
----------------------------------------------------------------------------

Adoption of SFAS 142 and SFAS 144

In 2002, we adopted SFAS 142 and SFAS 144. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. As a result of adoption, amortization ceased for nonamortizable intangibles and the remaining useful lives of certain amortizable intangibles were reduced. No impairment charges resulted from the required impairment evaluations.

We assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts.

The useful lives of amortizable intangibles are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue for the foreseeable future, a useful life would be assigned.

Consolidation of Snack Ventures Europe

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Investments in affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our determination of control for majority owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of affiliates accounted for by the equity method is included in our consolidated net income. As a result of changes in the operations of SVE, we have determined that, effective in 2002, consolidation is required. Therefore, SVE’s results of operations are consolidated in PepsiCo’s results for the 12 weeks ended March 23, 2002.

Merger-Related Costs

During the first quarter, we recognized integration and restructuring costs in connection with our merger with The Quaker Oats Company (Quaker) of $36 million ($30 million after-tax or $0.02 per share).

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs and other costs associated with the integration of Quaker. The restructuring charges primarily reflect employee termination costs and asset impairment costs. Employee termination costs include retirement benefit and severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. As of March 23, 2002, an accrual has been recorded for costs associated with the termination of 675 employees, of which 470 have occurred. The remaining terminations are expected to be completed during 2002.

We have incurred $275 million in integration and restructuring costs since our merger with Quaker. Additional merger-related actions are expected to bring the total integration costs and restructuring charges to between $450 million and $550 million. Ongoing merger-related cost savings and revenue enhancement opportunities are expected to reach $400 million a year by 2005. We expect to realize synergies of $175 million in 2002. Cost savings in 2002 are expected to be reinvested in growth driving opportunities.

Market Risks

The macro-economic conditions in South America have negatively impacted our results. We have taken actions in these markets to respond to these conditions, including pricing strategies aimed at sustaining volume and, where possible, securing local currency supply alternatives. However, we expect that the macro-economic conditions, particularly in Argentina, will continue to adversely impact our results in the near term. The strength of the Mexican peso has favorably contributed to our results. However, if the Mexican peso weakens, our results, particularly at Frito-Lay International, could be significantly impacted.

Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance including synergies from the merger and the impact of global macroeconomic issues. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

Analysis of Consolidated Operations

The year-over-year dollar change in unit net sales is referred to as volume. Year-over-year price changes, including promotional and other incentive spending, and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Volume

Servings are based on U.S. Food and Drug Administration guidelines for single serving sizes of our products. For our snack and foods business, we have categorized our products as salty, sweet or other. Total servings increased 5% reflecting contributions from all our divisions.

Net Sales

                                                                      %
                                               12 Weeks Ended       Change
                                            ---------------------
                                             3/23/02     3/24/01     B/(W)
                                            ---------   ---------   ------

Reported                                      $5,101      $4,700       9

Comparable                                    $5,101      $4,862       5

--------------------------------------------------------------------------

Comparable net sales increased 5% due to volume gains across all divisions and higher effective net pricing at Pepsi-Cola North America and Frito-Lay North America, partially offset by an unfavorable foreign currency impact. The unfavorable foreign currency impact reduced net sales growth by nearly 1 percentage point.

Operating Profit and Operating Profit Margin

                                               12 Weeks Ended       Change
                                            ---------------------
                                             3/23/02     3/24/01     B/(W)
                                            ---------   ---------   ------

Reported
   Operating profit                             $947        $865       9%
   Operating profit margin                      18.6%       18.4%    0.2

Comparable
   Operating profit                             $983        $881      12%
   Operating profit margin                      19.3%       18.1%    1.2

--------------------------------------------------------------------------

Comparable operating profit margin increased 1.2 percentage points primarily due to the margin impact of the increased volume and operating efficiencies.

Bottling Equity Income and Transaction Gains and Losses

                                                                       %
                                               12 Weeks Ended       Change
                                            ---------------------
                                             3/23/02     3/24/01     B/(W)
                                            ---------   ---------   ------

Reported                                         $27          $5      NM

Comparable                                       $27         $21      31

NM - not meaningful
--------------------------------------------------------------------------

Comparable bottling equity income and transaction net gains and losses increased 31% primarily due to the impact of the stronger Mexican peso on dollar-denominated debt in one of our bottling investments in Mexico and our share of the higher earnings from The Pepsi Bottling Group.

Interest Expense, net

                                                                         %
                                                12 Weeks Ended         Change
                                            -----------------------
                                             3/23/02       3/24/01      B/(W)
                                            ---------     ---------    ------

Reported
  Interest expense                              $(31)         $(52)      40
  Interest income                                 12            20       38
                                            ---------     ---------
  Interest expense, net                         $(19)         $(32)      41
                                            =========     =========

Comparable
  Interest expense                              $(31)         $(54)      41
  Interest income                                 12            20       40
                                            ---------     ---------
  Interest expense, net                         $(19)         $(34)      42
                                            =========     =========

-----------------------------------------------------------------------------

Comparable interest expense, net of interest income, declined 42%. Interest expense declined 41% primarily reflecting significantly lower average borrowing rates and debt levels. Interest income decreased 40% primarily due to lower average investment rates.

Provision for Income Taxes

                                                12 Weeks Ended
                                            ----------------------
                                             3/23/02      3/24/01
                                            ---------    ---------
Reported
  Provision for income taxes                    $304         $268
  Effective tax rate                            31.8%        32.0%

Comparable
  Provision for income taxes                    $310         $271
  Effective tax rate                            31.2%        31.2%

------------------------------------------------------------------

The comparable effective tax rate remained flat for the quarter. The decrease in the reported effective tax rate results from the adoption, in 2002, of SFAS 142, partially offset by limited tax benefit associated with merger-related costs.

Net Income and Net Income Per Common Share

                                                                    %
                                             12 Weeks Ended       Change
                                         ---------------------
                                          3/23/02     3/24/01      B/(W)
                                         ---------   ---------    ------

Net income
   Reported                                  $651        $570       14
   Comparable                                $681        $597       14

Net income per common share
   Reported                                 $0.36       $0.32       14
   Comparable                               $0.38       $0.33       14

------------------------------------------------------------------------

Comparable net income and the related net income per share increased 14%. These increases primarily reflect the strong operating profit growth and lower net interest expense.

Analysis of Business Segments

Worldwide Snacks

Volume growth is reported on a systemwide basis which includes joint ventures.

Frito-Lay North America

                                                                       %
                                              12 Weeks Ended         Change
                                            ---------------------
                                             3/23/02     3/24/01      B/(W)
                                            ---------   ---------    ------

Net sales                                     $1,901      $1,778        7

Operating profit                                $471        $426       11

---------------------------------------------------------------------------

Volume increased 6% due primarily to new product introductions, double-digit growth in Tostitos tortilla chips, Cheetos cheese flavored snacks, branded dips, and Quaker Chewy Granola Bars and single-digit growth in Lay’s potato chips. Go Snacks and Lay’s Bistro Gourmet potato chips significantly contributed to the new product growth. These gains were partially offset by a double-digit decline in Ruffles potato chips.

Net sales grew 7% primarily due to the increased volume with nearly half of this growth coming from new products.

Operating profit increased nearly 11% due primarily to the increased volume.

Frito-Lay International

                                                                        %
                                               12 Weeks Ended         Change
                                             ---------------------
                                              3/23/02     3/24/01      B/(W)
                                             ---------   ---------    ------
Net sales
   Reported                                    $1,221      $1,013       21
   Comparable                                  $1,221      $1,175        4

Operating profit
   Reported                                      $171        $141       22
   Comparable                                    $171        $151       13

----------------------------------------------------------------------------

Volume increased 6% led by a 6% increase in salty snacks and a 5% increase in sweet snacks. The salty snack growth was led by double-digit growth at Walkers and our Latin American joint venture, as well as single-digit growth at Sabritas. The sweet snack increase was primarily attributable to growth at Gamesa.

Comparable net sales increased 4% primarily driven by the volume growth at Walkers and effective net pricing at Gamesa. Net unfavorable foreign currency impact reduced net sales growth by 1.5 percentage points. A stronger Mexican peso, adding 3 percentage points to net sales growth, partially offset the overall unfavorable currency impact.

Comparable operating profit increased 13% led by solid results from Gamesa and Walkers. Net favorable foreign currency impact increased operating profit growth by 3.5 percentage points primarily reflecting a stronger Mexican peso which added 5 percentage points of growth.

Worldwide Beverages

Bottler case sales (BCS) represents PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are based on system sales.

First quarter BCS includes the months of January, February and March. Concentrate shipments and equivalents (CSE) for PCNA includes shipments of concentrate and finished goods to bottlers and distributors as well as bottler case sales of Aquafina.

Pepsi-Cola North America

                                                                       %
                                               12 Weeks Ended        Change
                                            ---------------------
                                             3/23/02     3/24/01      B/(W)
                                            ---------   ---------    ------

Net sales                                       $688        $644        7

Operating profit
   Reported                                     $196        $183        7
   Comparable                                   $196        $171       15

--------------------------------------------------------------------------

CSE increased 4% driven by low double-digit growth in Mountain Dew, reflecting the second quarter 2001 introduction of Mountain Dew Code Red, strong double-digit growth in Aquafina and low single-digit growth in trademark Pepsi, reflecting the continued success of the 2001 Pepsi Twist introduction. BCS increased 4.5%. The CSE and BCS growth was favorably impacted by the Easter holiday which fell into the first quarter of 2002 versus the second quarter of 2001.

Net sales increased 7% primarily due to the increased volume and higher effective net pricing reflecting concentrate price increases partially offset by increased customer and bottler spending. Our new products, Mountain Dew Code Red, Pepsi Twist and AMP, drove the volume gains.

Comparable operating profit increased 15% primarily due to the higher effective net pricing, the increased volume and operating leverage.

Gatorade/Tropicana North America

                                                                       %
                                               12 Weeks Ended        Change
                                            ---------------------
                                             3/23/02     3/24/01      B/(W)
                                            ---------   ---------    ------

Net sales                                       $695        $676        3

Operating profit
   Reported                                     $105         $86       21
   Comparable                                   $105        $102        3

---------------------------------------------------------------------------

Overall volume grew 4% reflecting strong growth of 20% from Gatorade products, offset by a volume decline of 2% from Tropicana products. The overall volume gain was driven by new product introductions for Gatorade Ice, Gatorade Extremo and Gatorade Frost product lines, gains in Dole juices and blends and the national launch of Propel fitness water. These gains were partially offset by double-digit declines in Tropicana Season’s Best, as Dole brand replaces Season’s Best chilled products.

Overall net sales increased 3% reflecting strong growth of 20% from Gatorade products, offset by a 4% decline from Tropicana products. The overall net increase is primarily due to the volume gains, partially offset by lower effective net pricing, as a result of increased promotional spending.

Comparable operating profit increased 3% reflecting the strength of Gatorade products, offset by the softness of Tropicana products. The net increase is primarily due to the volume gains and lower costs as a result of merger-related synergies. These increases were partially offset by the lower effective net pricing and increased advertising and marketing expenses supporting the new Gatorade products.

PepsiCo Beverages International

                                                                       %
                                               12 Weeks Ended       Change
                                            ---------------------
                                             3/23/02     3/24/01     B/(W)
                                            ---------   ---------   ------

Net sales                                       $293        $298      (2)

Operating profit
   Reported                                      $32         $33      (2)
   Comparable                                    $32         $29       9

--------------------------------------------------------------------------

BCS increased 4%. This reflects broad-based increases led by high single-digit growth in Mexico and double-digit growth in China and Russia. These advances were partially offset by declines in Argentina due to macroeconomic conditions. Through February, total concentrate shipments to franchisees, including those bottlers in which we own an equity interest, grew 8%.

Net sales decreased nearly 2% due to the declining macroeconomics in Argentina and net unfavorable foreign currency impact, partially offset by the volume gains. The net unfavorable foreign currency impact, primarily in the euro, Egypt and Argentina, reduced the net sales growth by 3.5 percentage points.

Comparable operating profit increased 9% reflecting the volume gains, partially offset by the macroeconomic conditions in Argentina and a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Argentina and the euro, reduced the operating profit growth by 11 percentage points.

Quaker Foods North America

                                                                       %
                                               12 Weeks Ended       Change
                                            ---------------------
                                             3/23/02     3/24/01     B/(W)
                                            ---------   ---------   ------

Net sales                                       $303        $291       4

Operating profit
   Reported                                      $99         $78      27
   Comparable                                    $99         $80      25

--------------------------------------------------------------------------

Volume grew 4% primarily due to the impact of a change in the reporting period for the Canada Foods unit and growth in hot cereals. Canada Foods unit reported results included three additional weeks in 2002 contributing 3 percentage points to volume growth. Hot cereals volume growth was driven by new products.

Net sales increased 4% due to the Canada Foods unit reporting period change and the hot cereals volume growth, partially offset by higher promotional spending.

Comparable operating profit increased 25% primarily reflecting the volume growth and the benefit from the supply chain reconfiguration project and merger-related synergies. The change in the reporting period for Canada Foods increased operating profit growth by 1 percentage point.

CONSOLIDATED CASH FLOWS

Our strong cash generating capability provides us with substantial financial flexibility in meeting operating and investing needs. We focus on operating cash flow efficiencies as a key element of achieving superior shareholder value.

The table below reconciles net cash provided by operating activities as reflected in our consolidated statement of cash flows to our operating cash flow.

                                                        12 Weeks Ended
                                                     ---------------------
                                                      3/23/02     3/24/01
                                                     ---------   ---------
Net cash provided by operating activities.......        $ 691       $ 175
   Capital spending.............................         (187)       (201)
   Cash payments for merger-related and
      restructuring charges.....................           27           8
   Other net investing activities...............          (10)         17
   After-tax interest and forex.................           17          13
                                                     ---------   ---------
Operating cash flow.............................        $ 538       $  12
                                                     =========   =========

Operating cash flow for the 12 weeks ended March 23, 2002 was $538 million compared with $12 million for the same period in 2001. This comparative increase primarily reflects our strong operating results and continued focus on working capital efficiencies.

As shown in our Condensed Consolidated Statement of Cash Flows, our cash and cash equivalents for the 12 weeks ended March 23, 2002 increased $325 million to $1 billion reflecting our strong operating activities, partially offset by investing and financing activities. The cash used in investing activities reflects capital spending and net purchases of short-term investments. The cash used in financing activities reflects dividend payments, partially offset by proceeds from the exercise of stock options.

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

Quaker integration and restructuring costs of $27 million were paid during the quarter ended March 23, 2002.

Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 23, 2002 and the related Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the twelve weeks ended March 23, 2002 and March 24, 2001. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.‘s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 29, 2001, and the related Consolidated Statements of Income, Common Shareholders’ Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

                                                                                                                                              KPMG LLP

New York, New York
April 23, 2002

PART II - OTHER INFORMATION AND SIGNATAURES

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits

                    See Index to Exhibits on page 23.

               (b)  Reports on Form 8-K
                    -------------------

               1.   On February 6, 2002, we filed a Current  Report on Form 8-K attaching our press release dated February 6, 2002 announcing our earnings results for the fourth quarter of 2001.

               2.   On  February  11,  2002,  we filed a  Current  Report  on Form 8-K attaching  financial  presentation materials regarding adjustments for
                    SFAS 142, EITF 01-9 and other changes.

               3.   On February 12, 2002,  we filed a Current  Report on Form 8-K attaching  presentation  materials  for webcast regarding adjustments for SFAS 142, EITF 01-9 and other changes.

               4.   On April 23, 2002,  we filed a Current  Report on Form 8-K  attaching a press  release dated April 23, 2002 announcing our earnings for the
                    12 weeks ended March 23, 2002.

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                             PepsiCo, Inc.
                                                          ------------------
                                                            (Registrant)

Date:   May 1, 2002                                /S/ PETER A. BRIDGMAN
     -----------------------                       --------------------------------
                                                      Peter A. Bridgman
                                                      Senior Vice President and
                                                      Controller

Date:   May 1, 2002                                /S/ THOMAS H. TAMONEY, JR.
     -----------------------                       --------------------------------
                                                      Thomas H. Tamoney, Jr.
                                                      Vice President and Associate
                                                      General Counsel

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS
--------

Exhibit 12               Computation of Ratio of Earnings to Fixed Charges

Exhibit 15               Letter re:  Unaudited Interim Financial Information