Form 10-Q
period 2002-06-15
PEPSICO INC
filed 2002-07-23
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2002 (24 weeks)

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

YES  X  NO

Number of shares of Common Stock outstanding as of July 12, 2002:   1,772,199,483

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                                 Page No.
                                                                                 --------

 Part I  Financial Information

         Condensed Consolidated Statement of Income -
          12 and 24 Weeks Ended June 15, 2002 and June 16, 2001                     2

         Condensed Consolidated Statement of Cash Flows -
          24 Weeks Ended June 15, 2002 and June 16, 2001                            3

         Condensed Consolidated Balance Sheet -
          June 15, 2002 and December 29, 2001                                      4-5

         Condensed Consolidated Statement of Comprehensive Income -
          12 and 24 Weeks Ended June 15, 2002 and June 16, 2001                     6

         Notes to Condensed Consolidated Financial Statements                      7-12

         Management's Discussion and Analysis of Operations
         and Financial Condition                                                  13-25

         Independent Accountants' Review Report                                    26

 Part II Other Information and Signatures                                          27

PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                                   12 Weeks Ending           24 Weeks Ending
                                                ----------------------    ---------------------
                                                 6/15/02      6/16/01      6/15/02     6/16/01
                                                ---------    ---------    ---------   ---------

Net Sales.....................................    $6,178       $5,865      $11,279     $10,565

Costs and Expenses
 Cost of sales................................     2,812        2,668        5,130       4,812
 Selling, general and administrative expenses.     2,023        2,004        3,795       3,655
 Amortization of intangible assets............        34           38           62          74
 Merger-related costs.........................        65            -          101           -
 Other impairment and restructuring charges...         -            4            -           8
                                                ---------    ---------    ---------   ---------

Operating Profit..............................     1,244        1,151        2,191       2,016

Bottling equity income and transaction
  gains/(losses), net.........................        94           63          121          68
Interest expense..............................       (43)         (53)         (74)       (105)
Interest income...............................         5           12           17          32
                                                ---------    ---------    ---------   ---------

Income Before Income Taxes....................     1,300        1,173        2,255       2,011

Provision for Income Taxes....................       412          375          716         643
                                                ---------    ---------    ---------   ---------

Net Income....................................    $  888       $  798      $ 1,539     $ 1,368
                                                =========    =========    =========   =========

Net Income Per Common Share
  Basic.......................................    $ 0.50       $ 0.45      $  0.87     $  0.78
  Diluted.....................................    $ 0.49       $ 0.44      $  0.85     $  0.76

Cash Dividends Declared Per Common Share*.....    $ 0.15       $0.145      $ 0.295     $ 0.285

*In 2001, represents that of pre-merger PepsiCo.

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                                              24 Weeks Ended
                                                                          ---------------------
                                                                           6/15/02     6/16/01
                                                                          ---------   ---------
Cash Flows - Operating Activities
  Net income............................................................    $1,539     $ 1,368
   Adjustments
      Bottling equity income and transaction gains/(losses), net........      (121)        (68)
      Depreciation and amortization.....................................       489         482
      Merger-related costs..............................................       101           -
      Other impairment and restructuring charges........................         -           8
      Cash payments for merger-related costs and other restructuring
        charges.........................................................       (58)        (29)
      Deferred income taxes.............................................        (5)         (3)
      Deferred compensation - ESOP......................................         -          21
      Other noncash charges and credits, net ...........................       114          93
   Net change in operating working capital..............................      (103)     (1,015)
                                                                          ---------   ---------
Net Cash Provided by Operating Activities...............................     1,956         857
                                                                          ---------   ---------
Cash Flows - Investing Activities
  Capital spending......................................................      (506)       (456)
  Acquisitions and investments in unconsolidated affiliates.............       (78)       (414)
  Sales of property, plant & equipment..................................        44          57
  Sales of businesses...................................................         7           -
  Short-term investments, by original maturity
    More than three months - purchases..................................      (488)     (1,169)
    More than three months - maturities.................................        62         500
    Three months or less, net...........................................         9        (104)
  Snack Ventures Europe consolidation...................................        39           -
  Other, net............................................................        16         136
                                                                          ---------   ---------
Net Cash Used for Investing Activities..................................      (895)     (1,450)
                                                                          ---------   ---------
Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt.............................        25          11
  Payments of long-term debt............................................      (123)       (255)
  Short-term borrowings, by original maturity
    More than three months - proceeds...................................       270          78
    More than three months - payments...................................      (207)       (102)
    Three months or less, net...........................................        36          27
  Cash dividends paid...................................................      (512)       (482)
  Share repurchases - preferred.........................................       (22)         (5)
  Proceeds from issuance of shares in connection with Quaker merger.....         -         524
  Proceeds from exercises of stock options..............................       342         206
                                                                          ---------   ---------
Net Cash (Used for)/Provided by Financing Activities....................      (191)          2
Effect of Exchange Rate Changes on Cash and Cash Equivalents............         4          (4)
                                                                          ---------   ---------
Net Increase/(Decrease) in Cash and Cash Equivalents....................       874        (595)
Cash and Cash Equivalents - Beginning of year...........................       683       1,038
                                                                          ---------   ---------
Cash and Cash Equivalents - End of period...............................    $1,557     $   443
                                                                          =========   =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS

                                                                   (Unaudited)
                                                                    6/15/02     12/29/01
                                                                   ---------    ---------
Current Assets
 Cash and cash equivalents...................................       $ 1,557      $   683
 Short-term investments, at cost.............................         1,389          966
                                                                   ---------    ---------
                                                                      2,946        1,649
 Accounts and notes receivable, less
   Allowance:  6/02 - $120, 12/01 - $121.....................         2,750        2,142

 Inventories
   Raw materials.............................................           577          535
   Work-in-process...........................................           343          205
   Finished goods............................................           679          570
                                                                   ---------    ---------
                                                                      1,599        1,310

 Prepaid expenses and other current assets...................           786          752
                                                                   ---------    ---------
    Total Current Assets.....................................         8,081        5,853

Property, Plant and Equipment................................        12,851       12,180
 Accumulated Depreciation....................................        (5,714)      (5,304)
                                                                   ---------    ---------
                                                                      7,137        6,876

Intangible Assets, net.......................................         4,966        4,841
Investments in Unconsolidated Affiliates.....................         2,810        2,871
Other Assets.................................................         1,206        1,254
                                                                   ---------    ---------

      Total Assets...........................................       $24,200      $21,695
                                                                   =========    =========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      (Unaudited)
                                                                         6/15/02     12/29/01
                                                                        ---------    ---------
Current Liabilities
  Short-term borrowings.........................................         $   846      $   354
  Accounts payable and other current liabilities................           5,028        4,461
  Income taxes payable..........................................             437          183
                                                                        ---------    ---------
    Total Current Liabilities...................................           6,311        4,998

Long-term Debt..................................................           2,257        2,651

Other Liabilities...............................................           4,133        3,876

Deferred Income Taxes...........................................           1,461        1,496

Preferred stock, no par value...................................               4           26

Common Shareholders' Equity
  Common stock, par value 1 2/3 cents per share:
   Authorized 3,600 shares, issued 6/02 and 12/01 - 1,782 shares              30           30
  Capital in excess of par value................................               -           13
  Retained earnings.............................................          12,282       11,519
  Accumulated other comprehensive loss..........................          (1,726)      (1,646)
                                                                        ---------    ---------
                                                                          10,586        9,916
  Less:    Repurchased shares, at cost:
   6/02 - 11 shares, 12/01 - 26 shares..........................            (552)      (1,268)
                                                                        ---------    ---------

    Total Common Shareholders' Equity...........................          10,034        8,648
                                                                        ---------    ---------

      Total Liabilities and Shareholders' Equity................         $24,200      $21,695
                                                                        =========    =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT
OF COMPREHENSIVE INCOME
(in millions, unaudited)

                                                    12 Weeks Ending          24 Weeks Ending
                                                 ---------------------    ---------------------
                                                  6/15/02     6/16/01      6/15/02     6/16/01
                                                 ---------   ---------    ---------   ---------
Net Income......................................     $888        $798       $1,539      $1,368

Other Comprehensive Income/(Loss)
   Currency translation adjustment..............       46          19         (100)        (87)
   Cash flow hedges, net of related taxes:
       Cumulative effect of accounting change...        -           -            -           3
       Net derivative gains/(losses)............        8          (2)          15          (3)
       Reclassification of gains/(losses) to net
         income.................................        1          (1)           7          (6)
   Other........................................       (1)          -           (2)          2
                                                 ---------   ---------    ---------   ---------
                                                       54          16          (80)        (91)
                                                 ---------   ---------    ---------   ---------
Comprehensive Income............................     $942        $814       $1,459      $1,277
                                                 =========   =========    =========   =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions; all per share amounts reflect common per share amounts and assume dilution unless noted)

(1)  General

Our Condensed Consolidated Balance Sheet at June 15, 2002 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 15, 2002 and June 16, 2001 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 15, 2002 and June 16, 2001 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 29, 2001, except for the adoption of:

o    Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Intangibles, and SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, as described in Note 6; and
o    the Emerging Issues Task Force Issue No. (EITF) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, as described in Note 7.

Our significant interim accounting policies include the recognition of certain marketing costs and promotional payments as expense in the year incurred generally in proportion to sales. Our interim accounting policies also include the recognition of taxes using an effective tax rate. The effective tax rate reflects our best estimate of tax expense for the current year which includes our estimate of the ultimate outcome of tax audits.

In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Investments in affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our determination of control for majority owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of affiliates accounted for by the equity method is included in our consolidated net income. As a result of changes in the operations of our European snack joint venture (SVE), we have determined that, effective in 2002, consolidation is required. Therefore, SVE’s results of operations are consolidated in PepsiCo’s operations for the 12 and 24 weeks ended June 15, 2002, as described in Note 4.

(2)  Merger-Related Costs

We recognized integration and restructuring costs in connection with our merger with The Quaker Oats Company (Quaker) of $65 million ($51 million after-tax or $0.03 per share) for the 12 weeks ended June 15, 2002 and $101 million ($81 million after-tax or $0.05 per share) for the 24 weeks ended June 15, 2002. We expect to incur additional costs to integrate the two companies.

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs and other costs associated with the integration of Quaker. The restructuring charges primarily reflect employee termination costs and asset impairment costs. Employee termination costs include retirement benefit and severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. As of June 15, 2002, an accrual has been recorded for costs associated with the termination of 785 employees, of which 660 have occurred. The remaining terminations are expected to be completed during 2002.

Analysis of integration cost and merger-related restructuring reserves:

                                                               Facility    Impairment
                                                    Employee   & other        and
                                      Integration   related     exit         other      Total
---------------------------------------------------------------------------------------------

Reserves, December 29, 2001.........      $ 22        $ 51         $ 4       $  -       $ 77
  2002 costs........................        45          17           8         31        101
   Cash payments....................       (26)        (24)         (4)         -        (54)
   Reclassification to postretirement/
     postemployment liabilities.....        (6)         (2)          -          -         (8)
   Other noncash utilization........        (2)          -          (5)       (31)       (38)
                                         ------      ------      ------     ------     ------
Reserves, June 15, 2002.............      $ 33        $ 42         $ 3       $  -       $ 78
                                         ======      ======      ======     ======     ======

These reserves are included in accounts payable and other current liabilities in the Condensed Consolidated Balance Sheet. The impaired assets were primarily classified as Corporate. Our merger related costs are classified as corporate unallocated expenses.

(3) Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

                                                                12 Weeks Ended
                                                 --------------------------------------------
                                                    June 15, 2002           June 16, 2001
                                                 ---------------------   --------------------
                                                              Average                Average
                                                               Shares                 Shares
                                                                Out-                   Out-
                                                Income     standing     Income    standing
                                                 ---------   ---------   ---------  ---------
Net income ....................................    $ 888                   $ 798
Less:  preferred dividends.....................        1                       1
                                                 ---------               ---------
Net income available for common shareholders...    $ 887        1,769      $ 797       1,766
                                                 =========   =========   =========  =========
Basic net income per common share..............    $0.50                   $0.45
                                                 =========               =========
Net income available for common shareholders...    $ 887        1,769      $ 797       1,766
Effect of dilutive securities:
  Stock options................................        -           37          -          39
  ESOP convertible preferred stock.............        1            3          -           4
  Unvested stock awards........................        -            -          -           1
                                                 ---------   ---------   ---------  ---------
Diluted........................................    $ 888        1,809      $ 797       1,810
                                                 =========   =========   =========  =========
Diluted net income per common share............    $0.49                   $0.44
                                                 =========               =========

                                                                24 Weeks Ended
                                                 --------------------------------------------
                                                     June 15, 2002          June 16, 2001
                                                 ---------------------   --------------------
                                                              Average                Average
                                                               Shares                 Shares
                                                                Out-                   Out-
                                                  Income     standing     Income    standing
                                                 ---------   ---------   ---------  ---------
Net income ....................................   $1,539                  $1,368
Less:  preferred dividends.....................        2                       2
                                                 ---------               ---------
Net income available for common shareholders...   $1,537        1,765     $1,366       1,759
                                                 =========   =========   =========  =========
Basic net income per common share..............   $ 0.87                  $ 0.78
                                                 =========               =========
Net income available for common shareholders...   $1,537        1,765     $1,366       1,759
Effect of dilutive securities:
  Stock options................................        -           36          -          41
  ESOP convertible preferred stock.............        2            4          1           4
  Unvested stock awards........................        -            -          -           1
                                                 ---------   ---------   ---------  ---------
Diluted........................................   $1,539        1,805     $1,367       1,805
                                                 =========   =========   =========  =========
Diluted net income per common share............   $ 0.85                  $ 0.76
                                                 =========               =========

(4)   Business Segments

Net Sales                                    12 Weeks Ended              24 Weeks Ended
---------                                 ----------------------    ----------------------
                                           6/15/02      6/16/01      6/15/02      6/16/01
                                          ---------    ---------    ---------    ---------
Worldwide Snacks
- Frito-Lay North America...............    $2,038       $1,967      $ 3,939      $ 3,745
- Frito-Lay International (a)...........     1,352        1,143        2,573        2,156
                                          ---------    ---------    ---------    ---------
                                             3,390        3,110        6,512        5,901
Worldwide Beverages
- Pepsi-Cola North America..............       840          805        1,528        1,449
- Gatorade/Tropicana North America......     1,000        1,006        1,695        1,682
- PepsiCo Beverages International.......       583          583          876          881
                                          ---------    ---------    ---------    ---------
                                             2,423        2,394        4,099        4,012

Quaker Foods North America..............       365          361          668          652
                                          ---------    ---------    ---------    ---------
   Total Net Sales......................    $6,178       $5,865      $11,279      $10,565
                                          =========    =========    =========    =========

Operating Profit                               12 Weeks Ended               24 Weeks Ended
----------------                           ----------------------      -----------------------
                                            6/15/02      6/16/01        6/15/02       6/16/01
                                           ---------    ---------      ---------     ---------
Worldwide Snacks
- Frito-Lay North America................    $  530       $  492         $1,001        $  918
- Frito-Lay International (a)............       192          142            363           283
                                           ---------    ---------      ---------     ---------
                                                722          634          1,364         1,201
Worldwide Beverages
- Pepsi-Cola North America...............       260          250            456           433
- Gatorade/Tropicana North America.......       189          168            294           254
- PepsiCo Beverages International........       100           98            132           131
                                           ---------    ---------      ---------     ---------
                                                549          516            882           818

Quaker Foods North America...............       115           87            214           165
                                           ---------    ---------      ---------     ---------
   Combined Segments.....................     1,386        1,237          2,460         2,184

Corporate unallocated....................       (77)         (82)          (168)         (160)
Merger-related costs.....................       (65)           -           (101)            -
Other impairment and restructuring.......         -           (4)             -            (8)
                                           ---------    ---------      ---------     ---------
   Total Operating Profit                    $1,244       $1,151         $2,191        $2,016
                                           =========    =========      =========     =========

                                                                             Total Assets
                                                                       -----------------------
                                                                        6/15/02      12/29/01
                                                                       ---------    ----------
Worldwide Snacks
- Frito-Lay North America.......................................        $ 4,751       $ 4,623
- Frito-Lay International (a)...................................          4,759         4,340

Worldwide Beverages
- Pepsi-Cola North America......................................          1,441         1,325
- Gatorade/Tropicana North America..............................          4,719         4,328
- Pepsi-Cola Beverages International............................          1,940         1,788

Quaker Foods North America......................................            868           917
                                                                       ---------     ---------
Combined segments...............................................         18,478        17,321
Corporate.......................................................          3,190         1,927
Bottling investments............................................          2,532         2,447
                                                                       ---------     ---------
   Total Assets.................................................        $24,200       $21,695
                                                                       =========     =========
(a)

As described in Note 1, we have consolidated SVE, a Frito-Lay International affiliate, in 2002. Consolidation of SVE in 2001 would have increased net sales by $173 million and operating profit by $5 million for the 12 weeks ended June 16, 2001 and would have increased net sales by $335 million and operating profit by $9 million for the 24 weeks ended June 16, 2001. There is no impact on net income or earnings per share. The consolidation of SVE did not have a material impact on our Condensed Consolidated Balance Sheet or our Condensed Consolidated Statement of Cash Flows.

(5)  Supplemental Cash Flow Information

                                                                          24 Weeks Ended
                                                                     -----------------------
                                                                      6/15/02       6/16/01
                                                                     ---------     ---------

Interest paid...................................................         $ 64         $  86
Income taxes paid...............................................         $336         $ 361

Acquisitions:
   Fair value of assets acquired................................         $ 87         $ 576
   Cash paid and debt assumed...................................          (78)         (414)
                                                                     ---------     ---------
   Liabilities assumed..........................................         $  9         $ 162
                                                                     =========     =========

(6)  Intangible Assets, net

                                                                      6/15/02      12/29/01
                                                                     ---------     ---------
Nonamortizable:
   Goodwill.....................................................       $3,529        $3,482
   Brands.......................................................          527           486
                                                                     ---------     ---------
                                                                        4,056         3,968
                                                                     ---------     ---------
Amortizable:
   Brands.......................................................          722           725
   Other identifiable intangibles...............................          188           148
                                                                     ---------     ---------
                                                                          910           873
                                                                     ---------     ---------
                                                                       $4,966        $4,841
                                                                     =========     =========

The above amounts are presented net of accumulated amortization of $1.1 billion at June 15, 2002 and $1 billion at December 29, 2001.

As noted in Note 1, we adopted SFAS 142 and SFAS 144 in 2002. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, and addresses the amortization of intangible assets with finite lives and impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. As a result of adoption, amortization ceased for nonamortizable intangibles and the remaining useful lives of certain amortizable intangibles were reduced. No impairment charges resulted from the required impairment evaluations.

The following reflects the impact that SFAS 142 would have had on prior year net income and earnings per common share if adopted in 2001:

                                                    12 Weeks ended          24 Weeks ended
                                                ---------------------   ---------------------
                                                 6/15/02     6/16/01     6/15/02     6/16/01
                                                ---------   ---------   ---------   ---------

Reported net income............................    $ 888      $  798      $1,539      $1,368
  Cease goodwill amortization..................        -          25           -          53
  Adjust brands amortization...................        -         (15)          -         (30)
  Cease equity investee goodwill amortization..        -          13           -          27
                                                ---------   ---------   ---------   ---------
Adjusted net income............................    $ 888      $  821      $1,539      $1,418
                                                =========   =========   =========   =========
Reported earnings per common share - Basic.....    $0.50      $ 0.45      $ 0.87      $ 0.78
  Cease goodwill amortization..................        -        0.01           -        0.03
  Adjust brands amortization...................        -       (0.01)          -       (0.02)
  Cease equity investee goodwill amortization..        -        0.01           -        0.02
                                                ---------   ---------   ---------   ---------
Adjusted earnings per common share - Basic.....    $0.50      $ 0.46      $ 0.87      $ 0.81
                                                =========   =========   =========   =========
Reported earnings per common share - Diluted...    $0.49      $ 0.44      $ 0.85      $ 0.76
  Cease goodwill amortization..................        -        0.01           -        0.03
  Adjust brands amortization...................        -       (0.01)          -       (0.02)
  Cease equity investee goodwill amortization..        -        0.01           -        0.02
                                                ---------   ---------   ---------   ---------
Adjusted earnings per common share - Diluted...    $0.49      $ 0.45      $ 0.85      $ 0.79
                                                =========   =========   =========   =========

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

(7)  Promotional Payments

EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. As a result of adopting EITF 01-9 in 2002, we restated prior year net sales and selling, general and administrative expenses. The adoption of EITF 01-9 reduced our prior year net sales and selling, general and administrative expenses by $848 million for the 12 weeks and $1,478 million for the 24 weeks.

(8)   Share Repurchase Program

On July 19, 2002, our Board of Directors authorized a share repurchase program for $5 billion over a three year period.

Management’s Discussion and Analysis of Results of
Operations and Financial Condition

Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

Our reported results reflect the adoption of Emerging Issues Task Force Issue No. (EITF) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. As a result of adopting EITF 01-9 in 2002, we restated prior year net sales and selling, general and administrative expenses. The adoption of EITF 01-9 reduced our prior year net sales and selling, general and administrative expenses by $848 million for the 12 weeks and $1,478 million for the 24 weeks.

Items Affecting Comparability

Comparable results reflect the adoption of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Intangibles, and the consolidation of our European snack joint venture (SVE) as if they had occurred in 2001. In addition, merger-related costs and other impairment and restructuring charges are excluded from comparable results.

                                              12 Weeks Ended              24 Weeks Ended
                                          -----------------------    ------------------------
                                                          Total                       Total
                                             Net        Operating        Net        Operating
                                            Sales         Profit        Sales        Profit
                                          ---------    ----------    ----------    ----------
2002
Reported results.......................     $6,178        $1,244       $11,279        $2,191
  Merger-related costs.................          -            65             -           101
                                          ---------    ----------    ----------    ----------
Comparable results.....................     $6,178        $1,309       $11,279        $2,292
                                          =========    ==========    ==========    ==========

2001
Reported results.......................     $5,865        $1,151       $10,565        $2,016
  Other impairment and restructuring
    charges ...........................          -             4             -             8
  SFAS 142.............................          -             3             -            11
  SVE consolidation ...................        173             5           335             9
  Quaker one-time items................          -            (2)            -            (2)
                                          ---------    ----------    ----------    ----------
Comparable results.....................     $6,038        $1,161       $10,900        $2,042
                                          =========    ==========    ==========    ==========

SFAS 142 impact in 2001 by segment:
-----------------------------------
Frito-Lay International................                   $    3                      $    9
Pepsi-Cola North America...............                      (12)                        (24)
Pepsi Beverages International..........                       (5)                         (9)
Gatorade/Tropicana North America.......                       16                          32
Quaker Foods North America.............                        1                           3
                                                       ----------                  ----------
   Total segment.......................                        3                          11
Bottling Equity Income.................                       15                          31
                                                       ----------                  ----------
                                                          $   18                      $   42
                                                       ==========                  ==========
-----------------------------------------------------------------------------------------------------------------------------

Adoption of SFAS 142 and SFAS 144

In 2002, we adopted SFAS 142 and SFAS 144. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, and addresses the amortization of intangible assets with finite lives and impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. As a result of adoption, amortization ceased for nonamortizable intangibles and the remaining useful lives of certain amortizable intangibles were reduced. No impairment charges resulted from the required impairment evaluations.

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

Consolidation of Snack Ventures Europe

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Investments in affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our determination of control for majority owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of affiliates accounted for by the equity method is included in our consolidated net income. As a result of changes in the operations of SVE, we have determined that, effective in 2002, consolidation is required. Therefore, SVE’s results of operations are consolidated in PepsiCo’s results for the 12 and 24 weeks ended June 15, 2002.

Merger-Related Costs

We recognized integration and restructuring costs in connection with our merger with The Quaker Oats Company (Quaker) of $65 million ($51 million after-tax or $0.03 per share) for the 12 weeks ended June 15, 2002, and $101 million ($81 million after-tax or $0.05 per share) for the 24 weeks ended June 15, 2002.

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs and other costs associated with the integration of Quaker. The restructuring charges primarily reflect employee termination costs and asset impairment costs. Employee termination costs include retirement benefit and severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. As of June 15, 2002, an accrual has been recorded for costs associated with the termination of 785 employees, of which 660 have occurred. The remaining terminations are expected to be completed during 2002.

We have incurred $340 million in integration and restructuring costs since our merger with Quaker. Additional merger-related actions are expected to bring the total integration costs and restructuring charges to between $450 million and $550 million. Ongoing merger-related cost savings and revenue enhancement opportunities are expected to reach $400 million a year by 2005. We expect to realize synergies of approximately $200 million in 2002. Cost savings in 2002 are expected to be reinvested in the base business to defend market share and to drive growth.

Cautionary Statements

From time to time, in written reports and in oral statements, we discuss expectations regarding our future performance including synergies from our Quaker merger and the impact of global macroeconomic and political issues. These “forward-looking statements” are based on currently available competitive, financial and economic data, and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

In particular, the macro-economic conditions in South America and the boycott of American products in the Middle East have negatively impacted our results. We have taken actions in the South American markets to respond to these conditions, including pricing strategies aimed at sustaining volume and, where possible, securing local currency supply alternatives. However, we expect that the macro-economic conditions will continue to adversely impact our results in the near term. The strength of the Mexican peso has favorably contributed to our year-to-date results. However, the Mexican peso weakened in the second quarter and continued weakness could significantly impact our results, particularly at Frito-Lay International.

Analysis of Consolidated Operations

The year-over-year dollar change in unit net sales is referred to as volume. Year-over-year price changes, including promotional and other incentive spending, and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Our reporting calendar ends on the last Saturday in December. Our fiscal year generally has 52 weeks with a 53rd week added every five or six years. The first through third quarters each include 12 weeks and our fourth quarter includes 16 weeks. As a result of our merger with Quaker and due to certain international statutory reporting requirements, some of our businesses report their results on a monthly basis. To conform to our period reporting calendar, those businesses that report monthly include two months of results in the first quarter, three months in the second and third quarters and four months in the fourth quarter. Businesses that report on a monthly basis include PepsiCo Beverages International, Quaker Foods and Gatorade in the United States and certain countries in Frito-Lay International. This reporting practice has been consistently applied in all periods presented by these businesses, except for

Quaker Foods in Canada that changed from monthly to period reporting at the beginning of 2002. The impact of this change on our operating results is described in the following discussion of Quaker Foods North America.

Servings

Servings are based on U.S. Food and Drug Administration guidelines for single serving sizes of our products. For our snack and foods business, we have categorized our products as salty, sweet and other foods. Total servings increased 3% for the 12 weeks and 4% for the 24 weeks driven by our international divisions and Frito-Lay North America.

Net Sales

                                                    %                                  %
                             12 Weeks Ended       Change        24 Weeks Ended       Change
                         ---------------------              ---------------------
                          6/15/02     6/16/01      B/(W)     6/15/02     6/16/01      B/(W)
                         ---------   ---------   --------   ---------   ---------   --------

Reported                   $6,178      $5,865        5       $11,279     $10,565        7

Comparable                 $6,178      $6,038        2       $11,279     $10,900        3

--------------------------------------------------------------------------------------------

12 Weeks

Comparable net sales increased 2% due to volume gains across all divisions, partially offset by net unfavorable foreign currency and increased promotional spending, particularly at Frito-Lay North America and Gatorade/Tropicana North America. Net unfavorable foreign currency reduced net sales growth by nearly 1 percentage point.

24 Weeks

Comparable net sales increased 3% due to volume gains across all divisions, partially offset by net unfavorable foreign currency. Net unfavorable foreign currency reduced net sales growth by nearly 1 percentage point.

Operating Profit and Operating Profit Margin

                                                       %                                %
                                 12 Weeks Ended      Change      24 Weeks Ended       Change
                              --------------------            --------------------
                               6/15/02    6/16/01     B/(W)    6/15/02    6/16/01      B/(W)
                              ---------  ---------  --------  ---------  ---------   --------

Reported
   Operating profit             $1,244     $1,151       8%      $2,191     $2,016        9%
   Operating profit margin        20.1%      19.6%    0.5         19.4%      19.1%     0.3

Comparable
   Operating profit             $1,309     $1,161      13%      $2,292     $2,042       12%
   Operating profit margin        21.2%      19.2%    2.0         20.3%      18.7%     1.6

---------------------------------------------------------------------------------------------

12 Weeks

Comparable operating profit margin increased 2 percentage points primarily due to the margin impact of lower costs, operating efficiencies and increased volume. These margin improvements were partially offset by the impact of lower effective net pricing driven by increased promotional spending.

24 Weeks

Comparable operating profit margin increased 1.6 percentage points primarily due to the margin impact of the increased volume and lower costs and operating efficiencies. These margin improvements were partially offset by the impact of lower effective net pricing driven by the increased promotional spending.

Bottling Equity Income and Transaction Gains and Losses

                                                   %                                  %
                            12 Weeks Ended       Change         24 Weeks Ended      Change
                         --------------------                --------------------
                          6/15/02    6/16/01      B/(W)       6/15/02    6/16/01     B/(W)
                         ---------  ---------   --------     ---------  ---------  --------

Reported                      $94        $63       49            $121        $68      78

Comparable                    $94        $78       20            $121        $99      22

-------------------------------------------------------------------------------------------

12 and 24 Weeks

Comparable bottling equity income and transaction net gains and losses increased 20% for the 12 weeks and 22% for the 24 weeks primarily due to increased earnings from Gemex, our bottler in Mexico, and from PBG. For the second quarter in 2001, an impairment charge of $62 million related to a bottling investment in Turkey offset a gain of $59 million from the sale of PBG stock.

Interest Expense, net

                                                        %                                %
                                 12 Weeks Ended       Change       24 Weeks Ended      Change
                             ---------------------             ---------------------
                              6/15/02     6/16/01      B/(W)    6/15/02     6/16/01     B/(W)
                             ---------   ---------   --------  ---------   ---------   -------
Reported
   Interest expense              $(43)       $(53)       19        $(74)      $(105)      29
   Interest income                  5          12       (57)         17          32      (45)
                             ---------   ---------             ---------   ---------
   Interest expense, net         $(38)       $(41)        7        $(57)      $ (73)      22
                             =========   =========             =========   =========

Comparable
   Interest expense              $(43)       $(54)       21        $(74)      $(108)      31
   Interest income                  5          13       (60)         17          33      (47)
                             ---------   ---------             ---------   ---------
   Interest expense, net         $(38)       $(41)        9        $(57)      $ (75)      24
                             =========   =========             =========   =========

-----------------------------------------------------------------------------------------------

12 Weeks

Comparable net interest expense declined 9% primarily due to higher average investment balances, partially offset by increased losses of $5 million on investments used to economically hedge a portion of our deferred compensation liability. These hedges reduced our deferred compensation expense in corporate unallocated by an equivalent amount. Decreases in borrowing rates were offset by decreases in investment rates.

24 Weeks

Comparable net interest expense declined 24% primarily due to lower average debt levels and higher average investment balances, partially offset by increased losses of $5 million on investments used to economically hedge a portion of our deferred compensation liability. Decreases in borrowing rates were offset by decreases in investment rates.

Provision for Income Taxes

                                           12 Weeks Ended         24 Weeks Ended
                                        ---------------------  --------------------
                                         6/15/02     6/16/01    6/15/02    6/16/01
                                        ---------   ---------  ---------  ---------

Reported
   Provision for income taxes              $ 412       $ 375      $ 716      $ 643
   Effective tax rate                       31.7%       32.0%      31.7%      32.0%

Comparable
   Provision for income taxes              $ 425       $ 374      $ 735      $ 645
   Effective tax rate                       31.2%       31.2%      31.2%      31.2%

-----------------------------------------------------------------------------------

12 and 24 Weeks

The comparable effective tax rate remained flat for the 12 and 24 weeks. The decrease in the reported effective tax rate results from the adoption of SFAS 142 in 2002, partially offset by limited tax benefit associated with merger-related costs.

Net Income and Net Income Per Common Share

                                                        %                                %
                                12 Weeks Ended      Change       24 Weeks Ended      Change
                                --------------------            ---------------------
                                 6/15/02    6/16/01    B/(W)     6/15/02     6/16/01    B/(W)
                                ---------  ---------  -------   ---------   ---------  --------

Net income
   Reported                        $ 888      $ 798      11       $1,539      $1,368      13
   Comparable                      $ 940      $ 824      14       $1,621      $1,421      14

Net income per common share
   Reported                        $0.49      $0.44      12       $ 0.85      $ 0.76      13
   Comparable                      $0.52      $0.45      14       $ 0.90      $ 0.79      14

-----------------------------------------------------------------------------------------------

12 and 24 Weeks

Comparable net income and the related net income per share increased 14% for the 12 and 24 weeks. These increases primarily reflect the solid operating profit growth.

Analysis of Business Segments

Worldwide Snacks

Volume growth is reported on a systemwide basis, which includes joint ventures.

Frito-Lay North America

                                                       %                                %
                                12 Weeks Ended       Change       24 Weeks Ended      Change
                            ---------------------              --------------------
                             6/15/02     6/16/01     B/(W)      6/15/02    6/16/01    B/(W)
                            ---------   ---------   --------   ---------  ---------  --------

Net sales                     $2,038      $1,967       4         $3,939     $3,745      5

Operating profit                $530        $492       8         $1,001       $918      9

---------------------------------------------------------------------------------------------

12 Weeks

Pound volume increased 4.5% due primarily to new product introductions, double-digit growth in Quaker Chewy Granola Bars, single-digit growth in Lay’s potato chips, and double-digit growth in Rold Gold pretzels. Go Snacks significantly contributed to the new product growth. These gains were partially offset by a double-digit decline in Ruffles potato chips.

Net sales grew 4% due to increased volume partially offset by lower effective net pricing driven by increased promotional allowances. Nearly half of this growth came from new products.

Operating profit increased 8% due primarily to the increased volume. Cost management and productivity also contributed to the operating profit growth. These gains were partially offset by lower effective net pricing driven by increased promotional allowances.

24 Weeks

Pound volume increased 5% due primarily to new product introductions, single-digit growth in Lay’s potato chips, double-digit growth in branded dips, single-digit growth in Tostitos tortilla chips and double-digit growth in Quaker Chewy Granola Bars. Go Snacks significantly contributed to the new product growth. These gains were partially offset by a double-digit decline in Ruffles potato chips.

Net sales grew 5% due to increased volume partially offset by lower effective net pricing driven by increased promotional allowances. Nearly half of this growth came from new products.

Operating profit increased 9% due primarily to the volume increase. Cost management and productivity also contributed to the operating profit growth. These gains were partially offset by lower effective net pricing driven by increased promotional allowances.

Frito-Lay International

                                                  %                                 %
                            12 Weeks Ended      Change        24 Weeks Ended      Change
                         --------------------              --------------------
                          6/15/02    6/16/01     B/(W)      6/15/02    6/16/01     B/(W)
                         ---------  ---------  ---------   ---------  ---------  ---------

Net sales
Reported                   $1,352     $1,143      18         $2,573     $2,156      19
Comparable                 $1,352     $1,316       3         $2,573     $2,491       3

Operating profit
Reported                     $192       $142      35           $363       $283      28
Comparable                   $192       $150      29           $363       $301      21

------------------------------------------------------------------------------------------

12 Weeks

Volume increased 5% reflecting growth in all categories. Salty volume grew 3% driven by strong single-digit growth at Sabritas and Walkers and the introduction of Lay’s Mediterraneas in Continental Europe. Sweet volume grew 9% driven by strong growth at both Sabritas and Gamesa. Food volume grew 7% driven by double-digit growth in the Brazilian foods business.

Comparable net sales increased 3% driven primarily by the volume growth at Sabritas, Walkers and Gamesa, as well as, higher effective net pricing at Gamesa. This growth was partially offset by lower effective net pricing at Sabritas and net unfavorable foreign currencies primarily in Argentina, Mexico and Brazil. Foreign exchange reduced net sales growth by 3 percentage points.

Comparable operating profit increased 29% led primarily by the volume growth at Sabritas and Walkers, the pricing at Gamesa, as well as, lower advertising and marketing expenses at Sabritas. These gains were partially offset by lower effective net pricing at Sabritas. Foreign currency was not a factor in overall net operating profit growth.

24 Weeks

Volume increased 6% reflecting growth in all categories. Salty volume grew 4% due to double-digit growth at Walkers, solid single-digit growth at Sabritas and the introduction of Lay’s Mediterraneas in Continental Europe. Sweet volume grew 7% due to double-digit growth at Sabritas and single-digit growth at Gamesa. Food volume grew 8% driven by double-digit growth in the Brazilian foods business.

Comparable net sales increased 3% driven primarily by the volume growth at Sabritas, Walkers and Gamesa, as well as, higher effective net pricing at Gamesa. This growth was partially offset by lower effective net pricing at Sabritas. Net unfavorable foreign currency, primarily in Argentina and Brazil, partially offset by strength in the Mexican peso, reduced net sales growth by 2 percentage points.

Comparable operating profit increased 21% led by the volume growth at Sabritas and Walkers, the pricing at Gamesa, as well as, lower advertising and marketing expenses at Sabritas. These gains were partially offset by lower effective net pricing at Sabritas. Net favorable foreign currency increased operating profit growth by 2 percentage points reflecting the year-to-date strength of the Mexican peso.

Worldwide Beverages

Bottler case sales (BCS) represents PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are based on system sales.

Second quarter BCS includes the months of April and May. Concentrate shipments and equivalents (CSE) for PCNA includes shipments of concentrate and finished goods to bottlers and distributors, as well as bottler case sales of Aquafina.

Pepsi-Cola North America

                                                     %                                   %
                              12 Weeks Ended       Change         24 Weeks Ended       Change
                          ----------------------              ----------------------
                            6/15/02     6/16/01     B/(W)       6/15/02     6/16/01     B/(W)
                          ----------  ----------  ---------   ----------  ----------  ---------

Net sales                      $840        $805       4          $1,528      $1,449       5

Operating profit
 Reported                      $260        $250       4            $456        $433       5
 Comparable                    $260        $238       9            $456        $409      11

-----------------------------------------------------------------------------------------------

12 Weeks

CSE increased 1% driven by strong double-digit Aquafina growth and the introduction of Lipton Brisk Lemonade. Trademark Mountain Dew was even with prior year, reflecting gains in Code Red offset by a decline in base Mountain Dew. Trademark Pepsi was down slightly compared with prior year as gains from the fourth quarter 2001 national introduction of Pepsi Twist were more than offset by declines in base Pepsi. BCS volume was even with the prior year.

Net sales increased 4% primarily due to higher concentrate pricing, national fountain volume and royalties from Aquafina. These gains were partially offset by lower concentrate volume.

Comparable operating profit increased 9% primarily due to the net sales increase. In addition, selling, general and administrative expenses grew at a significantly slower rate than sales contributing to the operating profit growth rate.

24 Weeks

CSE increased 3% driven by strong double-digit growth in Aquafina and mid single-digit growth in trademark Mountain Dew, reflecting the second quarter 2001 introduction of Code Red, and declines in base Mountain Dew. Trademark Pepsi was even with prior year as gains from the national introduction of Pepsi Twist were offset by declines in base Pepsi. BCS increased 3% over the prior year.

Net sales increased 5% primarily due to higher concentrate pricing, Aquafina royalties and national fountain volume. These increases were partially offset by increased bottler funding and customer support.

Comparable operating profit increased 11% primarily due to the higher net concentrate pricing and Aquafina volume. Selling, general and administrative expenses grew at a significantly slower rate that sales contributing to the operating profit growth rate.

Gatorade/Tropicana North America

                                                     %                                   %
                              12 Weeks Ended       Change        24 Weeks Ended        Change
                          ----------------------             ----------------------
                            6/15/02     6/16/01     B/(W)      6/15/02     6/16/01      B/(W)
                          ----------  ----------  ---------  ----------  ----------   ---------

Net sales                    $1,000      $1,006      (1)        $1,695      $1,682        1

Operating profit
  Reported                     $189        $168      13           $294        $254       16
  Comparable                   $189        $184       3           $294        $286        3

-----------------------------------------------------------------------------------------------

12 Weeks

Overall volume grew 5% reflecting strong 12% growth from Gatorade products and a 3% volume decline from Tropicana products. The volume gain was driven by the continued success of Gatorade products introduced in the first quarter and the national launch of Propel. Volume gains in chilled Dole juices and blends were more than offset by declines in Tropicana Season’s Best and Twister. Tropicana Pure Premium was down slightly compared to prior year as a result of the loss of the single serve business from Burger King. Excluding Burger King in 2001, Tropicana Pure Premium grew 2%.

Overall net sales decreased 1% due to lower effective net pricing reflecting increased promotional spending, as well as volume declines from Tropicana products. This net unfavorability was largely offset by increased volume from Gatorade products.

Comparable operating profit increased 3% reflecting lower costs from merger-related synergies and the volume gains of Gatorade products. These increases were substantially offset by the lower effective net pricing as a result of increased promotion spending.

24 Weeks

Overall volume grew 5% reflecting strong 14% growth from Gatorade products, offset by a 3% volume decline from Tropicana products. The volume gain was driven by new Gatorade products (Ice, Extremo and Frost) introduced in the first quarter and the national launch of Propel. Volume gains in chilled Dole juices and blends were offset by declines in Tropicana Season’s Best and Twister. Tropicana Pure Premium was flat compared to prior year as a result of the loss of the single serve business from Burger King. Excluding Burger King in 2001, Tropicana Pure Premium grew nearly 3%.

Overall net sales increased 1% reflecting growth from Gatorade products, offset by a decline from Tropicana products. The overall increase from volume gains was largely offset by lower effective net pricing as a result of increased promotional spending.

Comparable operating profit increased 3% reflecting Gatorade volume gains and lower costs from merger-related synergies. These increases were largely offset by lower effective net pricing resulting from the increased promotional spending.

PepsiCo Beverages International

                                                     %                                  %
                              12 Weeks Ended       Change        24 Weeks Ended       Change
                          ----------------------             ----------------------
                            6/15/02     6/16/01     B/(W)      6/15/02     6/16/01     B/(W)
                          ----------  ----------  ---------  ----------  ----------  ---------

Net sales                      $583        $583       -           $876        $881      (1)

Operating profit
   Reported                    $100         $98       2           $132        $131       1
   Comparable                  $100         $93       8           $132        $122       8

----------------------------------------------------------------------------------------------

12 Weeks

BCS increased 5%. This reflects broad-based increases led by double-digit growth in India and Turkey and high single-digit growth in Mexico. These advances were partially offset by the impact of a boycott of American products in the Middle East and declines in Argentina due to poor macroeconomic conditions. For March through May, total concentrate shipments to franchisees grew 4% while their BCS grew at a slightly slower rate.

Net sales were flat compared to prior year as the volume gains were offset by the impact of net unfavorable foreign currency, the Middle East boycott and lower effective net pricing reflecting country mix. The net unfavorable foreign currency impact, primarily in Egypt and Argentina, reduced the net sales growth by 3 percentage points.

Comparable operating profit increased 8% primarily due to the volume gains, partially offset by the lower effective net pricing, the gain in 2001 on the sale of land in Japan and a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Argentina and Egypt, reduced the operating profit growth by 5 percentage points.

24 Weeks

BCS increased 4%. This reflects broad-based increases led by high single-digit growth in Mexico and double-digit growth in China, India and Russia. These advances were partially offset by declines in Argentina due to poor macroeconomic conditions and the impact of a boycott of American products in the Middle East. Through May, total concentrate shipments to franchisees grew 6% while their BCS grew at a slower rate.

Net sales decreased 1% compared to prior year. This decrease reflects the volume gains offset by the impact of net unfavorable foreign currency, lower effective net pricing reflecting country mix, the Middle East boycott and declining macroeconomics in Argentina. The net unfavorable foreign currency impact, primarily in Egypt and Argentina, reduced the net sales growth by 3 percentage points.

Comparable operating profit increased 8% primarily due to the volume gains, partially offset by the lower effective net pricing and a net unfavorable foreign currency impact. The net unfavorable foreign currency impact, primarily in Argentina and Egypt, reduced the operating profit growth by 8 percentage points.

Quaker Foods North America

Quaker Foods North America (QFNA) reports results on a monthly basis, except for its Canada Foods operations. As a result of converting to period reporting in 2002 without restating its prior period results, Canada Foods is reporting three additional weeks of results in the first quarter of 2002 and one less week of results in the second, third and fourth quarters of 2002 as compared to 2001.

                                                     %                                   %
                              12 Weeks Ended       Change         24 Weeks Ended       Change
                          ----------------------              ----------------------
                            6/15/02     6/16/01     B/(W)       6/15/02     6/16/01     B/(W)
                          ----------  ----------  ---------   ----------  ----------  ---------

Net sales                      $365        $361       1            $668        $652       2

Operating profit
   Reported                    $115         $87      33            $214        $165      30
   Comparable                  $115         $88      31            $214        $168      28

-----------------------------------------------------------------------------------------------

12 Weeks

Volume grew 1% due to growth in hot cereals driven by new flavor varieties partially offset by the impact of the Canada Foods 2002 reporting change. Canada Foods shorter reporting period reduced volume growth by 2 percentage points.

Net sales increased 1% due to hot cereals volume growth partially offset by Canada Foods shorter reporting period and lower effective net pricing driven by increased sales incentives for ready-to-eat cereals.

Comparable operating profit increased 31% primarily reflecting the hot cereals volume growth, benefit of productivity and merger-related synergies and lower advertising & marketing expenses. Gains were partially offset by the lower effective net pricing for ready-to-eat cereals.

24 Weeks

Volume grew 2.5% due to growth in hot cereals driven by new products and Canada Foods 2002 reporting change. Canada Foods longer reporting period contributed 1 percentage point to the volume growth.

Net sales increased 2% due to hot cereals volume growth and Canada Foods longer reporting period partially offset by lower effective net pricing driven by increased sales incentives for ready-to-eat cereals.

Comparable operating profit increased 28% primarily reflecting the hot cereals volume growth, benefit of productivity and merger-related synergies and lower advertising & marketing expenses. Gains were partially offset by the lower effective net pricing for ready-to-eat cereals.

CONSOLIDATED CASH FLOWS

Our strong cash generating capability provides us with substantial financial flexibility in meeting operating and investing needs. We focus on operating cash flow efficiencies as a key element of achieving shareholder value.

The table below reconciles net cash provided by operating activities as reflected in our consolidated statement of cash flows to our operating cash flow.

                                                                    24 Weeks Ended
                                                           ----------------------
                                                                 6/15/02      6/16/01
                                                                ---------    ---------
Net cash provided by operating activities....................     $1,956        $ 857
   Capital spending..........................................       (506)        (456)
   Cash payments for merger-related and restructuring charges         58           29
   Sales of property, plant and equipment....................         44           57
   Other net investing activities............................         16          136
   After-tax interest and forex..............................         27           78
                                                                ---------    ---------
Operating cash flow..........................................     $1,595        $ 701
                                                                =========    =========

Operating cash flow for the 24 weeks ended June 15, 2002 was $1,595 million compared with $701 million for the same period in 2001. This comparative increase primarily reflects our continued focus on working capital efficiencies together with reduced tax payments, solid operating results and the benefit from timing of certain supplier payments.

As shown in our Condensed Consolidated Statement of Cash Flows, our cash and cash equivalents for the 24 weeks ended June 15, 2002 increased $874 million to $1.6 billion reflecting our solid operating cash flows, partially offset by cash used in investing and financing activities. The cash used in investing activities reflects capital spending and net purchases of short-term investments. The cash used in financing activities primarily reflects dividend payments, partially offset by proceeds from the exercise of stock options.

Liquidity and Capital Resources

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world. Our principle source of liquidity is operating cash flows, which are derived from net sales. Macroeconomic conditions may impact the demand for and pricing of our products. Our debt rating of A1 from Moody's and A from Standard & Poor's contributes to our accessibility to global capital markets. These ratings reflect our strong operating cash flows and include the impact of the cash flows and debt of our anchor bottlers. We have maintained these ratings since 1989 demonstrating the stability of our operating cash flows.

We anticipate making contributions of approximately $500 million to our pension plans in 2002, while still delivering over $3 billion in operating cash flow for the year.

During our July 18, 2002 meeting of the Board of Directors, our Board authorized a three year share repurchase program for $5 billion.

Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 15, 2002 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 15, 2002 and June 16, 2001 and the Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 15, 2002 and June 16, 2001. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 29, 2001, and the related Consolidated Statements of Income, Common Shareholders' Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

                                                                                                                                                 KPMG LLP

New York, New York
July 19, 2002

PART II - OTHER INFORMATION AND SIGNATAURES

Item 4.

a)      PepsiCo's Annual Meeting of Shareholders was held on May 1, 2002.

Election of Directors*

Nominee                                      For              Withheld
-------                                      ---              --------
John F. Akers                          1,492,780,906         24,240,868
Robert E. Allen                        1,490,378,453         26,643,321
Roger A. Enrico                        1,502,412,636         14,609,138
Peter Foy                              1,494,272,288         22,749,486
Ray L. Hunt                            1,492,276,793         24,744,981
Arthur C. Martinez                     1,409,558,759        107,463,015
Robert S. Morrison                     1,502,595,245         14,426,529
Indra K. Nooyi                         1,509,189,035         14,832,739
Franklin D. Raines                     1,409,815,784        107,205,990
Steven S Reinemund                     1,502,751,614         14,270,160
Sharon Percy Rockefeller               1,408,437,255        108,584,519
Franklin A. Thomas                     1,491,309,029         25,712,745
Cynthia M Trudell                      1,494,281,045         22,740,729
Solomon D. Trujillo                    1,494,080,224         22,941,553
Daniel Vasella                        1,502,633,468          14,388,306

Description of Proposals                               Number of Shares

                                                For             Against         Abstain
                                                ---             -------         -------
Approval of the appointment of
  KPMG LLP as independent
  auditors                                1,446,557,937        61,536,250      8,927,587
Rotation of Annual Meeting                   39,325,315     1,197,670,645     18,386,571
Genetically Engineered Foods                 54,001,745     1,156,573,342     44,807,444
Executive Severance in Excess
  of $3 million                             273,312,821       963,437,849     18,631,861
Recycling                                    62,811,156     1,152,485,930     40,085,445

Item 5.        Other Information
               -----------------

               None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits

                    See Index to Exhibits on page 30.

               (b)  Reports on Form 8-K
                    -------------------

               1.   On April 23, 2002,  we filed a Current  Report on Form 8-K  attaching a press  release  dated April 23, 2002 announcing our earnings for the 12 weeks ended March 23, 2002.

               2.   On July 19, 2002,  we filed a Current  Report on Form 8-K attaching a press release dated July 19, 2002 announcing Board approval of a share repurchase program.

               3.   On July 19, 2002,  we filed a Current  Report on Form 8-K attaching a press release dated July 19, 2002 announcing our earnings for the 12 and
                    24 weeks ended June 15, 2002.

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                             PepsiCo, Inc.
                                                          ------------------
                                                            (Registrant)

Date:      July 23, 2002                              /S/ PETER A. BRIDGMAN
 -----------------                          -------------------------------
                                                      Peter A. Bridgman
                                                      Senior Vice President and
                                                      Controller

Date:      July 23, 2002                              /S/ THOMAS H. TAMONEY
   -----------------                          -------------------------------
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