Form 10-Q
period 2002-09-07
PEPSICO INC
filed 2002-10-15
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2002 (36 weeks)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suchreports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  NO

Number of shares of Common Stock outstanding as of October 4, 2002:   1,727,045,332

PEPSICO, INC. AND SUBSIDIARIES

INDEX

                                                                                 Page No.
                                                                                 --------

 Part I  Financial Information

         Condensed Consolidated Statement of Income -
          12 and 36 Weeks Ended September 7, 2002 and September 8, 2001.....        2

         Condensed Consolidated Statement of Cash Flows -
          36 Weeks Ended September 7, 2002 and September 8, 2001 ...........        3

         Condensed Consolidated Balance Sheet -
          September 7, 2002 and December 29, 2001...........................       4-5

         Condensed Consolidated Statement of Comprehensive Income -
          12 and 36 Weeks Ended September 7, 2002 and September 8, 2001 ....        6

         Notes to Condensed Consolidated Financial Statements...............       7-14

         Management's Discussion and Analysis of Operations
          and Financial Condition...........................................      15-28

         Independent Accountants' Review Report.............................       29

 Part II Other Information and Signatures...................................       30

PART I - FINANCIAL INFORMATION

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

                                                         12 Weeks           36 Weeks
                                                    ------------------ -------------------
                                                     9/7/02    9/8/01    9/7/02    9/8/01
                                                    --------  -------- --------- ---------

Net Sales.........................................   $6,376    $5,981   $17,655   $16,546

Costs and Expenses
 Cost of sales....................................    2,907     2,727     8,037     7,539
 Selling, general and administrative expenses.....    2,081     1,992     5,876     5,647
 Amortization of intangible assets................       35        39        97       113
 Merger-related costs.............................       33       235       134       235
 Other impairment and restructuring charges.......        -        13         -        21
                                                    --------  -------- --------- ---------

Operating Profit..................................    1,320       975     3,511     2,991

Bottling equity income............................      130        85       251       153
Interest expense..................................      (42)      (46)     (116)     (151)
Interest income...................................        6        11        23        43
                                                    --------  -------- --------- ---------

Income Before Income Taxes........................    1,414     1,025     3,669     3,036

Provision for Income Taxes........................      445       398     1,161     1,041
                                                    --------  -------- --------- ---------

Net Income........................................   $  969    $  627   $ 2,508   $ 1,995
                                                    ========  ======== ========= =========

Net Income Per Common Share
  Basic...........................................   $ 0.55    $ 0.35   $  1.42   $  1.13
  Diluted.........................................   $ 0.54    $ 0.34   $  1.39   $  1.10

Cash Dividends Declared Per Common Share*.........   $ 0.15    $0.145   $ 0.445   $  0.43

*Represents that of PepsiCo prior to our merger with Quaker on August 1, 2001.

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions, unaudited)

                                                                             36 Weeks
                                                                       -------------------
                                                                         9/7/02    9/8/01
                                                                       --------- ---------
Cash Flows - Operating Activities
  Net income.........................................................   $ 2,508   $ 1,995
   Adjustments
      Bottling equity income.........................................      (251)     (153)
      Depreciation and amortization..................................       752       737
      Merger-related costs...........................................       134       235
      Other impairment and restructuring charges.....................         -        21
      Cash payments for merger-related costs and other restructuring
        charges......................................................       (81)     (159)
      Deferred income taxes..........................................       182        (4)
      Deferred compensation - ESOP...................................         -        48
      Other noncash charges and credits, net ........................       180       154
   Net change in operating working capital...........................        19      (390)
                                                                       --------- ---------
Net Cash Provided by Operating Activities............................     3,443     2,484
                                                                       --------- ---------
Cash Flows - Investing Activities
  Capital spending...................................................      (807)     (756)
  Acquisitions and investments in unconsolidated affiliates..........      (310)     (432)
  Sales of property, plant & equipment...............................        76        27
  Sales of businesses................................................         7         -
  Short-term investments, by original maturity
    More than three months - purchases...............................       (52)   (3,026)
    More than three months - maturities..............................       536     1,389
    Three months or less, net........................................         8       (67)
  Snack Ventures Europe consolidation................................        39         -
  Other, net.........................................................       (33)      111
                                                                       --------- ---------
Net Cash Used for Investing Activities...............................      (536)   (2,754)
                                                                       --------- ---------
Cash Flows - Financing Activities
  Proceeds from issuances of long-term debt..........................        10        11
  Payments of long-term debt.........................................      (146)     (317)
  Short-term borrowings, by original maturity
    More than three months - proceeds................................       455       125
    More than three months - payments................................      (483)     (180)
    Three months or less, net........................................        65       (54)
  Cash dividends paid................................................      (779)     (752)
  Share repurchases..................................................    (1,285)      (11)
  Share repurchases - preferred......................................       (26)       (5)
  Proceeds from issuance of shares in connection with Quaker merger..         -       524
  Proceeds from exercises of stock options...........................       397       351
                                                                       --------- ---------
Net Cash Used for Financing Activities...............................    (1,792)     (308)
Effect of Exchange Rate Changes on Cash and Cash Equivalents.........        19         -
                                                                       --------- ---------
Net Increase/(Decrease) in Cash and Cash Equivalents.................     1,134      (578)
Cash and Cash Equivalents - Beginning of year........................       683     1,038
                                                                       --------- ---------
Cash and Cash Equivalents - End of period............................   $ 1,817   $   460
                                                                       ========= =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

ASSETS

                                                         (Unaudited)
                                                            9/7/02      12/29/01
                                                          ---------     ---------
Current Assets
 Cash and cash equivalents...........................      $ 1,817       $   683
 Short-term investments, at cost.....................          462           966
                                                          ---------     ---------
                                                             2,279         1,649
 Accounts and notes receivable, less
   Allowance:  9/02 - $122, 12/01 - $121.............        2,856         2,142

 Inventories
   Raw materials.....................................          524           535
   Work-in-process...................................          276           205
   Finished goods....................................          663           570
                                                          ---------     ---------
                                                             1,463         1,310

 Prepaid expenses and other current assets...........          681           752
                                                          ---------     ---------
    Total Current Assets.............................        7,279         5,853

Property, Plant and Equipment........................       12,981        12,180
 Accumulated Depreciation............................       (5,814)       (5,304)
                                                          ---------     ---------
                                                             7,167         6,876

Intangible Assets, net...............................        4,978         4,841
Investments in Unconsolidated Affiliates.............        2,899         2,871
Other Assets.........................................        1,470         1,254
                                                          ---------     ---------

      Total Assets...................................      $23,793       $21,695
                                                          =========     =========

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(in millions except per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       (Unaudited)
                                                                          9/7/02    12/29/01
                                                                        ---------   ---------
Current Liabilities
  Short-term borrowings.........................................         $   760     $   354
  Accounts payable and other current liabilities................           5,000       4,461
  Income taxes payable..........................................             476         183
                                                                        ---------   ---------
    Total Current Liabilities...................................           6,236       4,998

Long-term Debt..................................................           2,271       2,651

Other Liabilities...............................................           4,148       3,876

Deferred Income Taxes...........................................           1,617       1,496

Preferred stock, no par value...................................              41          41
Repurchased preferred stock.....................................             (41)        (15)

Common Shareholders' Equity
  Common stock, par value 1 2/3 cents per share:
   Authorized 3,600 shares, issued 9/02 and 12/01 - 1,782 shares              30          30
  Capital in excess of par value................................               -          13
  Retained earnings.............................................          12,943      11,519
  Accumulated other comprehensive loss..........................          (1,729)     (1,646)
                                                                        ---------   ---------
                                                                          11,244       9,916
  Less:    Repurchased shares, at cost:
   9/02 - 39 shares, 12/01 - 26 shares..........................          (1,723)     (1,268)
                                                                        ---------   ---------

    Total Common Shareholders' Equity...........................           9,521       8,648
                                                                        ---------   ---------

      Total Liabilities and Shareholders' Equity................         $23,793     $21,695
                                                                        =========   =========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT
OF COMPREHENSIVE INCOME
(in millions, unaudited)

                                                       12 Weeks                 36 Weeks
                                                  --------------------    -------------------
                                                   9/7/02      9/8/01      9/7/02     9/8/01
                                                  --------    --------    --------   --------
Net Income.......................................    $969        $627      $2,508     $1,995

Other Comprehensive Loss
  Currency translation adjustment................       1         (20)        (99)      (107)
  Cash flow hedges, net of related taxes:
    Cumulative effect of accounting change.......       -           -           -          3
    Net derivative (losses)/gains................      (4)         (3)         11         (6)
    Reclassification of gains/(losses) to net
      income.....................................       -           3           7         (3)
  Other..........................................       -           -          (2)         2
                                                   -------    --------    --------   --------

                                                       (3)        (20)        (83)      (111)
                                                   -------    --------    --------   --------
Comprehensive Income.............................    $966        $607      $2,425     $1,884
                                                   =======    ========    ========   ========

See accompanying notes.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions; all per share amounts reflect common per share amounts and assume dilution unless noted)

(1)  General

Our Condensed Consolidated Balance Sheet at September 7, 2002 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 Weeks ended September 7, 2002 and September 8, 2001 and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 7, 2002 and September 8, 2001 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 29, 2001, except for the adoption of:

•	Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Intangibles, and SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, as described in Note 6; and
•	the Emerging Issues Task Force Issue No. (EITF) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, as described in Note 7.

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

In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the full year.

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Investments in affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our determination of control for majority-owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of affiliates accounted for by the equity method is included in our consolidated net income. As a result of changes in the operations of our European snack joint venture (SVE), we determined that, effective in 2002, consolidation was required. Therefore, SVE’s results of operations are consolidated in PepsiCo’s operations for the 12 and 36 weeks ended September 7, 2002.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities. Under this new standard, liabilities for costs associated with exit or disposal activities will be recognized when the liability is incurred at its fair value, rather than when we commit to an exit plan. SFAS 146 is effective for exit or disposal activity initiated after December 31, 2002.

(2) Merger-Related Costs

We recognized the following integration and restructuring costs in connection with our merger with The Quaker Oats Company (Quaker):

                                                      12 Weeks                36 Weeks
                                                 -------------------      ------------------
                                                  9/7/02     9/8/01        9/7/02    9/8/01
                                                 --------   --------      --------  --------
Pre-tax.........................................  $   33     $  235        $  134    $  235
After-tax.......................................  $   27     $  231        $  109    $  231
Per share.......................................  $ 0.02     $ 0.13        $ 0.06    $ 0.13

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs and other costs associated with the integration of Quaker. The restructuring charges primarily reflect employee termination costs and asset impairment costs. Employee termination costs include retirement benefit and severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. We expect to incur additional costs to integrate the two companies. As of September 7, 2002, an accrual has been recorded for costs associated with the termination of 925 employees, of which 840 have occurred. Most of the remaining terminations are expected to be completed during 2002.

Analysis of merger-related reserves:
                                                               Facility
                                                    Employee    & other    Impairment
                                      Integration   Related      exit       and other    Total
-----------------------------------------------------------------------------------------------

Reserves, December 29, 2001.........     $ 22         $ 51       $  4        $  -       $ 77
   2002 costs.......................       66           22         15          31        134
   Cash payments....................      (41)         (31)        (4)          -        (76)
   Reclassification to postretirement/
     postemployment liabilities.....       (7)          (3)         -           -        (10)
   Other noncash utilization........       (6)          (1)       (10)        (31)       (48)
                                       -------       -------   -------     -------    -------
Reserves, September 7, 2002.........     $ 34         $ 38       $  5        $  -       $ 77
                                       =======       =======   =======     =======    =======

These reserves are included in accounts payable and other current liabilities in the Condensed Consolidated Balance Sheet. The impaired assets were primarily classified as corporate assets. Our merger-related costs are classified as corporate unallocated expenses.

(3) Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:
                                                                   12 Weeks
                                                 -------------------------------------------
                                                         9/7/02                 9/8/01
                                                 ---------------------   -------------------
                                                             Average                Average
                                                              Shares                 Shares
                                                               Out-                   Out-
                                                  Income     standing     Income    standing
                                                 --------    --------    --------   --------
Net income ....................................    $ 969                   $ 627
Less:  preferred dividends.....................        1                       1
                                                 --------                --------
Net income available for common shareholders...    $ 968       1,762       $ 626      1,776
                                                 ========    ========    ========   ========
Basic net income per common share..............    $0.55                   $0.35
                                                 ========                ========
Net income available for common shareholders...    $ 968       1,762       $ 626      1,776
Effect of dilutive securities:
  Stock options................................        -          24           -         37
  ESOP convertible preferred stock.............        1           3           1          4
                                                 --------    --------    --------   --------
Diluted........................................    $ 969       1,789       $ 627      1,817
                                                 ========    ========    ========   ========
Diluted net income per common share............    $0.54                   $0.34
                                                 ========                ========

                                                                   36 Weeks
                                                 -------------------------------------------
                                                         9/7/02                9/8/01
                                                 -------------------    --------------------
                                                             Average                Average
                                                              Shares                 Shares
                                                               Out-                   Out-
                                                  Income     standing     Income    standing
                                                 --------    --------    --------   --------
Net income ....................................   $2,508                  $1,995
Less:  preferred dividends.....................        3                       3
                                                 --------                --------
Net income available for common shareholders...   $2,505       1,764      $1,992      1,765
                                                 ========    ========    ========   ========
Basic net income per common share..............   $ 1.42                  $ 1.13
                                                 ========                ========
Net income available for common shareholders...   $2,505       1,764      $1,992      1,765
Effect of dilutive securities:
  Stock options................................        -          32           -         40
  ESOP convertible preferred stock.............        3           4           2          4
                                                 --------    --------    --------   --------
Diluted........................................   $2,508       1,800      $1,994      1,809
                                                 ========    ========    ========   ========
Diluted net income per common share............   $ 1.39                  $ 1.10
                                                 ========                ========

(4)  Business Segments

Net Sales
---------
                                                       12 Weeks               36 Weeks
                                                 --------------------    -------------------
                                                  9/7/02      9/8/01      9/7/02     9/8/01
                                                 --------    --------    --------   --------
Worldwide Snacks
- Frito-Lay North America..................       $2,077      $2,014     $ 6,016    $ 5,759
- Frito-Lay International (a)..............        1,329       1,120       3,902      3,276
                                                 --------    --------    --------   --------
                                                   3,406       3,134       9,918      9,035
Worldwide Beverages
- Pepsi-Cola North America..................         858         804       2,386      2,253
- Gatorade/Tropicana North America..........       1,156       1,073       2,851      2,755
- PepsiCo Beverages International...........         576         574       1,452      1,455
                                                 --------    --------    --------   --------
                                                   2,590       2,451       6,689      6,463

Quaker Foods North America..................         380         396       1,048      1,048
                                                 --------    --------    --------   --------
   Total Net Sales.........................       $6,376      $5,981     $17,655    $16,546
                                                 ========    ========    ========   ========

Operating Profit
----------------                                       12 Weeks               36 Weeks
                                                 --------------------    -------------------
                                                  9/7/02      9/8/01      9/7/02     9/8/01
                                                 --------   ---------    --------   --------
Worldwide Snacks
- Frito-Lay North America.................        $  559      $  526      $1,560     $1,444
- Frito-Lay International (a).............           179         143         542        426
                                                 --------   ---------    --------   --------
                                                     738         669       2,102      1,870
Worldwide Beverages
- Pepsi-Cola North America................           254         239         710        672
- Gatorade/Tropicana North America........           230         185         524        439
- PepsiCo Beverages International.........           101          97         233        228
                                                 --------   ---------    --------   --------
                                                     585         521       1,467      1,339

Quaker Foods North America................           128         110         342        275
                                                 --------   ---------    --------   --------
   Combined Segments......................         1,451       1,300       3,911      3,484

Corporate unallocated (a).................           (98)        (77)       (266)      (237)
Merger-related costs......................           (33)       (235)       (134)      (235)
Other impairment and restructuring........             -         (13)          -        (21)
                                                 --------   ---------    --------   --------
   Total Operating Profit                         $1,320      $  975      $3,511     $2,991
                                                 ========   =========    ========   ========

                                                                            Total Assets
                                                                      -----------------------
                                                                        9/7/02      12/29/01
                                                                      ---------     ---------
Worldwide Snacks
- Frito-Lay North America.......................................       $ 4,774       $ 4,623
- Frito-Lay International (a)...................................         4,971         4,340

Worldwide Beverages
- Pepsi-Cola North America......................................         1,398         1,325
- Gatorade/Tropicana North America..............................         4,585         4,328
- Pepsi-Cola Beverages International............................         1,956         1,788
Quaker Foods North America......................................           903           917
                                                                      ---------     ---------
Combined segments...............................................        18,587        17,321
Corporate unallocated...........................................         2,589         1,927
Bottling investments............................................         2,617         2,447
                                                                      ---------     ---------
   Total Assets.................................................       $23,793       $21,695
                                                                      =========     =========

(a)   As described in Note 1, we have consolidated SVE, a Frito-Lay International affiliate, in 2002. For the 12 weeks ended September 8, 2001, the consolidation of SVE would have increased net sales by $170 million, segment operating profit by $1 million and corporate unallocated by $1 million. For the 36 weeks ended September 8, 2001, the consolidation of SVE would have increased net sales by $505 million, operating profit by $10 million and corporate unallocated by $1 million. There is no impact on net income or earnings per share. The consolidation of SVE did not have a material impact on our Condensed Consolidated Balance Sheet or our Condensed Consolidated Statement of Cash Flows.

5)  Supplemental Cash Flow Information

                                                                             36 Weeks
                                                                      ----------------------
                                                                       9/7/02        9/8/01
                                                                      --------      --------

Interest paid...................................................        $  95        $  119
Income taxes paid...............................................        $ 591        $  537

Acquisitions (a):
   Fair value of assets acquired................................        $ 521        $  603
   Cash paid and debt issued....................................         (310)         (432)
                                                                      --------      --------
   Liabilities assumed..........................................        $ 211        $  171
                                                                      ========      ========

(a)    In 2002, includes our third quarter acquisition of the Wotsits brand in the United Kingdom for $228 million. This amount is reflected in Other Assets in our Consolidated Balance Sheet as of September 7, 2002. In 2001, includes our acquisition of the SoBe brand in the United States for $337 million.

(6) Intangible Assets, net

                                                                       9/7/02      12/29/01
                                                                      --------     ---------
Nonamortizable:
   Goodwill.....................................................       $3,559        $3,482
   Brands.......................................................          516           486
                                                                      --------     ---------
                                                                        4,075         3,968
                                                                      --------     ---------
Amortizable:
   Brands.......................................................          720           725
   Other identifiable intangibles...............................          183           148
                                                                      --------     ---------
                                                                          903           873
                                                                      --------     ---------
                                                                       $4,978        $4,841
                                                                      ========     =========

The above amortizable amounts are presented net of accumulated amortization of $300 million at September 7, 2002 and $200 million at December 29, 2001.

As discussed in Note 1, we adopted SFAS 142 and SFAS 144 in 2002. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, and addresses the amortization of intangible assets with finite lives and impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. As a result of adoption, amortization ceased for nonamortizable intangibles and the remaining useful lives of certain amortizable intangibles were reduced. No impairment charges resulted from the required impairment evaluations.

The following reflects the impact that SFAS 142 would have had on prior year net income and earnings per common share if adopted in 2001:

                                                       12 Weeks                36 Weeks
                                                 --------------------    -------------------
                                                  9/7/02      9/8/01      9/7/02     9/8/01
                                                 --------    --------    --------   --------

Reported net income............................    $ 969       $ 627      $2,508     $1,995
  Cease goodwill amortization..................        -          25           -         78
  Adjust brands amortization...................        -         (15)          -        (46)
  Cease equity investee goodwill amortization..        -          14           -         40
                                                 --------    --------    --------   --------
Adjusted net income............................    $ 969       $ 651      $2,508     $2,067
                                                 ========    ========    ========   ========
Reported earnings per common share - Basic.....    $0.55       $0.35      $ 1.42     $ 1.13
  Cease goodwill amortization..................        -        0.01           -       0.04
  Adjust brands amortization...................        -       (0.01)          -      (0.03)
  Cease equity investee goodwill amortization..        -        0.01           -       0.03
                                                 --------    --------    --------   --------
Adjusted earnings per common share - Basic.....    $0.55       $0.36      $ 1.42     $ 1.17
                                                 ========    ========    ========   ========

Reported earnings per common share - Diluted...    $0.54       $0.34      $ 1.39     $ 1.10
  Cease goodwill amortization..................        -        0.01           -       0.04
  Adjust brands amortization...................        -       (0.01)          -      (0.03)
  Cease equity investee goodwill amortization..        -        0.01           -       0.03
                                                 --------    --------    --------   --------
Adjusted earnings per common share - Diluted...    $0.54       $0.35      $ 1.39     $ 1.14
                                                 ========    ========    ========   ========

We assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured using discounted estimated future cash flows. The useful lives of amortizable intangibles are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue for the foreseeable future, a useful life would be assigned.

(7) Promotional Payments

EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. As a result of adopting EITF 01-9 in 2002, we restated prior year net sales and selling, general and administrative expenses. The adoption of EITF 01-9 reduced our prior year net sales and selling, general and administrative expenses by $925 million for the 12 weeks and $2.4 billion for the 36 weeks.

(8) Share Repurchases

On July 19, 2002, our Board of Directors authorized a share repurchase program for up to $5 billion over a three year period. During the third quarter, we repurchased 30.3 million shares at a cost of $1.3 billion. Through October 4th, we repurchased 46.6 million shares at a cost of $1.9 billion.

(9) Pension Benefits

During the third quarter, we considered the results of a mid-year valuation of our U.S. pension plans as part of a review of our pension investment and funding strategy for our U.S. plans. In this regard, we revised our investment allocation, reduced our rate of return assumption to 8.25% and made other changes to employee-related assumptions based on current data. These changes increased pension expense by $12.5 million for the quarter. This increase is reported in our corporate unallocated expenses. The change in the rate of return, as well as a lower discount rate at September 30, 2002, will result in higher pension expense for 2003. Subsequent to the quarter, we contributed approximately $750 million to our U.S. and international pension plans.

(10) PBG Purchase of Gemex

During the quarter, The Pepsi Bottling Group, Inc. (PBG), our largest anchor bottler, announced its intent to acquire Gemex, our largest Mexican bottling affiliate. We own approximately 34% of the outstanding shares of Gemex. Upon the expected November completion of PBG’s acquisition of Gemex, we will receive the cash tender price for our Gemex shares, net of our payment of 172.7 million Mexican pesos to PBG. We do not expect a material gain or loss on the sale of our Gemex shares to PBG.

Subsequent to the quarter, we entered into a 2.1 billion Mexican peso foreign exchange forward contract to hedge our net investment in Gemex. This hedge reduces our exposure from our investment resulting from changes in the Mexican peso.

Management's Discussion and Analysis of Results of
Operations and Financial Condition

Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution and are based on unrounded amounts. Percentage changes are also based on unrounded amounts.

Our reported results reflect the adoption of Emerging Issues Task Force Issue No. (EITF) 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. As a result of adopting EITF 01-9 in 2002, we restated prior year net sales and selling, general and administrative expenses. The adoption of EITF 01-9 reduced our prior year net sales and selling, general and administrative expenses by $925 million for the 12 weeks and $2.4 billion for the 36 weeks.

Items Affecting Comparability

Comparable results reflect the adoption of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Intangibles, and the consolidation of our European snack joint venture (SVE) as if they had occurred in 2001. In addition, merger-related costs and other impairment and restructuring charges are excluded from comparable results.

                                                12 Weeks              36 Weeks
                                          -------------------    -------------------
                                                      Total                  Total
                                             Net    Operating       Net    Operating
                                            Sales    Profit        Sales    Profit
                                          --------- ---------    --------- ---------
2002
Reported results.......................               $1,320                 $3,511
  Merger-related costs.................                   33                    134
                                                    ---------              ---------
Comparable results.....................               $1,353                 $3,645
                                                    =========              =========

2001
Reported results.......................     $5,981    $  975      $16,546    $2,991
  Merger-related costs.................          -       235            -       235
  Other impairment and restructuring
   charges.............................          -        13            -        21
   SFAS 142............................          -         5            -        16
   SVE consolidation ..................        170         -          505         9
   Quaker one-time items...............          -         -            -        (2)
                                      --------- ---------    --------- ---------
Comparable results.....................     $6,151    $1,228      $17,051    $3,270
                                          ========= =========    ========= =========

SFAS 142 impact in 2001 by segment:
Frito-Lay International................                              $  4      $ 13
Pepsi-Cola North America...............                               (11)      (35)
Pepsi Beverages International..........                                (6)      (15)
Gatorade/Tropicana North America.......                                16        48
Quaker Foods North America.............                                 2         5
                                                                 --------- ---------
   Total segment.......................                                 5        16
Bottling Equity Income.................                                15        46
                                                                 --------- ---------
                                                                     $ 20      $ 62
                                                                 ========= =========

Adoption of SFAS 142 and SFAS 144

In 2002, we adopted SFAS 142 and SFAS 144. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. As a result of adoption, amortization ceased for nonamortizable intangibles and the remaining useful lives of certain amortizable intangibles were reduced. No impairment charges resulted from the required impairment evaluations.

We assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured using discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts.

The useful lives of amortizable intangibles are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue for the foreseeable future, a useful life would be assigned.

Consolidation of Snack Ventures Europe

The financial statements include the consolidated accounts of PepsiCo, Inc. and its controlled affiliates. Investments in affiliates over which we exercise significant influence, but not control, are accounted for by the equity method. Our determination of control for majority-owned affiliates considers the exercisability of the minority interest rights, and consolidation would be precluded to the extent that the minority interest holds substantive participating rights. Our share of the net income or loss of affiliates accounted for by the equity method is included in our consolidated net income. As a result of changes in the operations of SVE, we determined that, effective in 2002, consolidation was required. Therefore, SVE’s results of operations are consolidated in PepsiCo’s results for the 12 and 36 weeks ended September 7, 2002.

Merger-Related Costs

We recognized the following integration and restructuring costs in connection with our merger with The Quaker Oats Company (Quaker):

                                                       12 Weeks               36 Weeks
                                                  -------------------    ------------------
                                                   9/7/02     9/8/01      9/7/02    9/8/01
                                                  --------   --------    --------  --------
Pre-tax...................................          $  33      $ 235       $ 134     $ 235
After-tax.................................          $  27      $ 231       $ 109     $ 231
Per share.................................          $0.02      $0.13       $0.06     $0.13

Integration costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs and other costs associated with the integration of Quaker. The restructuring charges primarily reflect employee termination costs and asset impairment costs. Employee termination costs include retirement benefit and severance costs and expenses associated with change-in-control provisions of pre-merger employment contracts. As of September 7, 2002, an accrual has been recorded for costs associated with the termination of 925 employees, of which 840 have occurred. Most of the remaining terminations are expected to be completed during 2002.

We have incurred $373 million in integration and restructuring costs since our merger with Quaker. Additional merger-related actions are expected to bring the total integration costs and restructuring charges to between $450 million and $550 million. Ongoing merger-related cost savings and revenue enhancement opportunities are expected to reach $400 million a year by 2005. We expect to realize synergies of over $200 million in 2002. Cost savings in 2002 are expected to be reinvested in the base business to defend market share, as well as, to drive growth.

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

In particular, the macro-economic conditions in South America and the boycott of American products in the Middle East have negatively impacted our results. We have taken actions in the South American markets to respond to these conditions, including pricing strategies aimed at sustaining volume and, where possible, securing local currency supply alternatives. However, we expect that the macro-economic conditions will continue to adversely impact our results in the near term. The Mexican peso weakened in the second and third quarters and continued weakness would significantly impact our results unfavorably, particularly at Frito-Lay International. The strength of the British pound and the euro has favorably contributed to our results. Should the British pound or the euro weaken, our results would be negatively impacted.

Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Analysis of Consolidated Operations

The year-over-year dollar change in unit net sales is referred to as volume. Year-over-year price changes, including promotional and other incentive spending, and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Our reporting calendar ends on the last Saturday in December. Our fiscal year generally has 52 weeks with a 53rd week added every five or six years. The first, second and third quarters each include 12 weeks and our fourth quarter includes 16 weeks. As a result of our merger with Quaker and due to certain international statutory reporting requirements, some of our businesses report their results on a monthly basis. To conform to our period reporting calendar, those businesses that report monthly include two months of results in the first quarter, three months in the second and third quarters and four months in the fourth quarter.

Businesses that report on a monthly basis include PepsiCo Beverages International, Quaker Foods and Gatorade in the United States and certain countries in Frito-Lay International. This reporting practice has been consistently applied in all periods presented by these businesses, except for the Quaker Canada Foods business that changed from monthly to period reporting at the beginning of 2002. The impact of this change on our operating results is described in the following discussion of Quaker Foods North America.

Servings

Servings are based on U.S. Food and Drug Administration guidelines for single serving sizes of our products. For our snack and foods business, we have categorized our products as salty, sweet, foods and others. Total servings increased 4% for the 12 and 36 weeks led by our worldwide beverages. Worldwide snacks also contributed to servings growth.

Net Sales

                                                  %                                 %
                             12 Weeks           Change            36 Weeks        Change
                        --------------------                 -------------------
                         9/7/02      9/8/01      B/(W)        9/7/02     9/8/01    B/(W)
                        --------    --------    -------      --------   --------  -------
Reported                 $6,376      $5,981        7         $17,655    $16,546      7

Comparable               $6,376      $6,151        4         $17,655    $17,051      4

-----------------------------------------------------------------------------------------

12 and 36 Weeks

Comparable net sales increased nearly 4% for the 12 weeks and 36 weeks primarily due to the volume growth and higher North American concentrate pricing, partially offset by increased promotional spending at Frito-Lay North America and Gatorade/Tropicana North America, and net unfavorable foreign currency. The net unfavorable foreign currency reduced net sales growth by nearly 1 percentage point.

Total Operating Profit and Operating Profit Margin

                                                     %                             %
                                   12 Weeks        Change         36 Weeks       Change
                              -------------------            ------------------
                               9/7/02     9/8/01    B/(W)     9/7/02    9/8/01    B/(W)
                              --------   --------  -------   --------  --------  -------

Reported
   Operating profit            $1,320       $975      35%     $3,511    $2,991      17%
   Operating profit margin       20.7%      16.3%    4.4        19.9%     18.1%    1.8

Comparable
   Operating profit            $1,353     $1,228      10%     $3,645    $3,270      11%
   Operating profit margin       21.2%      20.0%    1.2        20.6%     19.2%    1.4

----------------------------------------------------------------------------------------

12 and 36 Weeks

Comparable operating profit margin increased 1.2 percentage points for the 12 weeks and 1.4 percentage points for the 36 weeks primarily due to the margin impact of increased volume, merger-related synergies and higher concentrate pricing. These margin improvements were partially offset by the impact of increased promotional spending.

Bottling Equity Income

                                                      %                               %
                                   12 Weeks         Change          36 Weeks        Change
                              -------------------              -------------------
                               9/7/02     9/8/01     B/(W)      9/7/02     9/8/01    B/(W)
                              --------   --------   -------    --------   --------  -------

Reported                         $130        $85       52         $251       $153      63

Comparable                       $130       $100       29         $251       $199      26

-------------------------------------------------------------------------------------------

12 and 36 Weeks

Comparable bottling equity income and transaction net gains and losses increased 29% for the 12 weeks and 26% for the 36 weeks, primarily due to a favorable comparison of one-time items in our international bottling investments, principally Gemex, and increased earnings from our bottlers. For the 36 weeks in 2001, a second quarter impairment charge of $62 million related to a bottling investment in Turkey offset a second quarter gain of $59 million from the sale of PBG stock.

Interest Expense, net

                                                        %                              %
                                    12 Weeks          Change        36 Weeks         Change
                               -------------------             -------------------
                                9/7/02     9/8/01      B/(W)    9/7/02     9/8/01     B/(W)
                               --------   --------    -------  --------   --------   -------
Reported
  Interest expense                $(42)      $(46)       12      $(116)     $(151)      24
  Interest income                    6         11       (52)        23         43      (47)
                               --------   --------             --------   --------
  Interest expense, net           $(36)      $(35)       (2)     $ (93)     $(108)      14
                               ========   ========             ========   ========

Comparable
  Interest expense                $(42)      $(47)       14      $(116)     $(155)      26
  Interest income                    6         12       (55)        23         45      (49)
                               --------   --------             --------   --------
  Interest expense, net           $(36)      $(35)        -      $ (93)     $(110)      16
                               ========   ========             ========  =========

--------------------------------------------------------------------------------------------

12 Weeks

Comparable net interest expense was flat compared to prior year. Decreases in borrowing rates offset decreases in investment rates.

36 Weeks

Comparable net interest expense declined 16% primarily due to higher average investment balances and lower average debt levels, partially offset by increased losses of $5 million on investments used to economically hedge a portion of our deferred compensation liability. Decreases in borrowing rates were more than offset by decreases in investment rates.

Provision for Income Taxes

                                              12 Weeks               36 Weeks
                                        --------------------    --------------------
                                         9/7/02      9/8/01      9/7/02      9/8/01
                                        --------    --------    --------    --------

Reported
   Provision for income taxes              $445        $398      $1,161      $1,041
   Effective tax rate                      31.5%       38.8%       31.6%       34.3%

Comparable
   Provision for income taxes              $451        $403      $1,186      $1,048
   Effective tax rate                      31.2%       31.2%       31.2%       31.2%

------------------------------------------------------------------------------------

12 and 36 Weeks

The comparable effective tax rate remained flat for the 12 and 36 weeks. The decrease in the reported effective tax rate results from the adoption of SFAS 142 in 2002 and increased tax benefit from merger-related costs.

Net Income and Net Income Per Common Share

                                                       %                                %
                                     12 Weeks        Change          36 Weeks         Change
                               --------------------             -------------------
                                9/7/02      9/8/01    B/(W)      9/7/02     9/8/01     B/(W)
                               --------    --------  -------    --------   --------   -------

Net income
   Reported                       $969       $627       54       $2,508     $1,995       26
   Comparable                     $996       $890       12       $2,617     $2,311       13

Net income per common share
   Reported                      $0.54      $0.34       57        $1.39      $1.10       26
   Comparable                    $0.56      $0.49       14        $1.45      $1.28       14
---------------------------------------------------------------------------------------------

12 and 36 Weeks

Comparable net income increased 12% for the 12 weeks and 13% for the 36 weeks and the related net income per share increased 14% for the 12 and 36 weeks. These increases primarily reflect the solid operating profit growth and increases in bottling equity income. Net income per common share also reflects the benefit of a reduction in average shares outstanding as a result of our share buyback activity.

Analysis of Business Segments

Worldwide Snacks

Volume growth is reported on a systemwide basis, which includes joint ventures.

Frito-Lay North America

                                                    %                                 %
                                   12 Weeks       Change            36 Weeks        Change
                               -----------------              --------------------
                                9/7/02   9/8/01    B/(W)       9/7/02      9/8/01    B/(W)
                               -------- --------  -------     --------    --------  -------

Net sales                       $2,077   $2,014      3         $6,016      $5,759      4

Operating profit                  $559     $526      6         $1,560      $1,444      8

-------------------------------------------------------------------------------------------

12 Weeks

Pound volume increased 4% due primarily to new product introductions, single-digit growth in Doritos torilla chips, strong growth in branded snack mix, Cheetos cheese flavored snacks and Rold Gold pretzels, and single digit growth in branded dips. Go Snacks significantly contributed to the new product growth. These gains were partially offset by a double-digit decline in Ruffles potato chips.

Net sales grew 3% due to the increased volume, partially offset by lower effective net pricing driven by increased promotional spending. Almost all of the sales increase came from new products and our sensible snacks portfolio.

Operating profit increased 6% due to the volume increase, cost management and productivity. These gains were partially offset by the increased promotional spending.

36 Weeks

Pound volume increased 5% due primarily to new product introductions, single-digit growth in Cheetos cheese flavored snacks and Lay’s potato chips, strong growth in branded dips, branded snack mix, Quaker Chewy Granola Bars, Tostitos and Rold Gold pretzels, and single-digit growth in Doritos tortilla chips. Go Snacks significantly contributed to the new product growth. These gains were partially offset by a double-digit decline in Ruffles potato chips.

Net sales grew 4% due to the increased volume, partially offset by lower effective net pricing driven by increased promotional spending. New products and our sensible snacks portfolio primarily drove the sales increase.

Operating profit increased 8% due to the volume increase, cost management and productivity. These gains were partially offset by the increased promotional spending.

Frito-Lay International

                                                      %                                %
                                   12 Weeks         Change          36 Weeks         Change
                               -----------------               -------------------
                                9/7/02   9/8/01      B/(W)      9/7/02     9/8/01     B/(W)
                               -------- --------    -------    --------   --------   -------

Net sales
   Reported                     $1,329   $1,120        19       $3,902     $3,276       19
   Comparable                   $1,329   $1,290         3       $3,902     $3,781        3

Operating profit
   Reported                       $179     $143        25         $542       $426       27
   Comparable                     $179     $148        21         $542       $449       21

------------------------------------------------------------------------------------------

12 Weeks

Volume increased 5% reflecting growth in the sweet and foods categories. Sweet volume grew 10% driven by double-digit growth at Gamesa. Foods volume grew 10% driven by double-digit growth in the Brazilian foods business. Salty volume was flat primarily reflecting single-digit growth at Walkers and Sabritas offset by double-digit declines in Brazil and Turkey.

Comparable net sales increased 3% driven primarily by the volume growth at Sabritas, Walkers and Gamesa, as well as, higher net effective pricing in Brazil. These gains were partially offset by net unfavorable foreign currencies. Net unfavorable foreign currencies primarily in Mexico, Argentina and Brazil, offset by the favorable euro and British pound, reduced net sales growth by 3 percentage points. The unfavorable foreign currencies in Mexico and Brazil offset the volume gain in Mexico and more than offset the pricing in Brazil.

Comparable operating profit increased 21% resulting from solid operating results at Sabritas, Walkers and Gamesa. The unfavorable Mexican peso offset the favorable impact of the British pound and, as a result, foreign currency was not a factor in operating profit growth.

36 Weeks

Volume increased 5% reflecting growth in all categories. Salty volume grew 3% due to double-digit growth at Walkers and single-digit growth at Sabritas. Sweet volume grew 6% primarily due to single-digit growth at Gamesa. Food volume grew 8% driven by double-digit growth in the Brazilian foods business.

Comparable net sales increased 3% driven primarily by the volume growth at Sabritas, Walkers, and Gamesa, as well as, higher net pricing in Brazil and at Gamesa. These gains were partially offset by net unfavorable foreign currency and lower net effective pricing at Sabritas. Net unfavorable foreign currencies primarily in Argentina, Brazil, South Africa and Mexico, offset by favorable foreign currencies in Europe and the United Kingdom, reduced net sales growth by 3 percentage points. Unfavorable foreign currencies in Brazil and South Africa offset the favorable pricing in those countries.

Comparable operating profit increased 21% resulting from solid operating results at Sabritas and Walkers. The unfavorable impact of the Mexican peso offset the favorable impact of the British pound and, as a result, foreign currency was not a factor in operating profit growth.

Worldwide Beverages

Bottler case sales (BCS) represents PepsiCo-owned brands as well as brands that we have been granted the right to produce, distribute and market nationally and are based on sales by our bottlers, including company-owned bottlers. Third quarter BCS includes the months of June, July and August. Concentrate shipments and equivalents (CSE) for PCNA are reported on a fiscal period basis consistent with their results, and reflect shipments of concentrate and finished goods to bottlers and distributors, as well as bottler case sales of Aquafina. BCS and CSE growth may vary due to differences in the reporting calendars and short-term changes in bottler inventory.

Pepsi-Cola North America

                                                      %                              %
                                   12 Weeks         Change         36 Weeks        Change
                               -----------------              ------------------
                                9/7/02   9/8/01      B/(W)     9/7/02    9/8/01     B/(W)
                               -------- --------    -------   --------  --------   -------

Net sales                         $858     $804        7       $2,386    $2,253       6

Operating profit
  Reported                        $254     $239        6         $710      $672       6
  Comparable                      $254     $228       12         $710      $637      12

------------------------------------------------------------------------------------------

12 Weeks

CSE increased 2% driven by strong double-digit growth of Aquafina, the introduction of Lipton Brisk Lemonade and increases in trademark Pepsi, partially offset by declines in trademark Mountain Dew. Trademark Pepsi increased compared to prior year reflecting the introductions of Pepsi Blue and Pepsi Twist, partially offset by a decline in base Pepsi. Trademark Mountain Dew was down compared to prior year as gains in Code Red were more than offset by declines in base Mountain Dew. BCS increased 4% compared to prior year.

Net sales increased 7%, primarily due to new products such as Pepsi Blue, Pepsi Twist and AMP, higher concentrate pricing and an increase in Aquafina royalties and SoBe volume. These gains were offset by lower concentrate volume. Bottler funding and customer support grew at a slower rate than sales.

Comparable operating profit increased 12% primarily due to the higher concentrate pricing and the growth in Aquafina, partially offset by the lower concentrate volume. Operating profit growth benefited from manufacturing costs which grew at a slower rate than sales. In addition, advertising and marketing costs grew at a slower rate than sales.

36 Weeks

CSE increased 3% driven by strong double-digit growth in Aquafina, the introduction last quarter of Lipton Brisk Lemonade and single-digit growth in trademark Mountain Dew. For trademark Mountain Dew, increases from the second quarter 2001 introduction of Code Red were partially offset by declines in base Mountain Dew. Trademark Pepsi was even compared to prior year reflecting the introductions of Pepsi Twist and Pepsi Blue, offset by declines in base Pepsi. BCS increased 3% compared to prior year.

Net sales increased 6% primarily due to new products such as Pepsi Twist, Pepsi Blue and AMP, higher concentrate pricing, higher national fountain volume and pricing, and increased Aquafina royalties. These gains were partially offset by lower concentrate volume. In addition, bottler funding and customer support grew at a slower rate than sales.

Comparable operating profit increased 12% primarily due to the higher concentrate pricing, increase in Aquafina volume and the fourth quarter 2001 introduction of AMP. Operating profit growth benefited from manufacturing costs growing at a slower rate than sales. In addition, selling, general and administrative expenses grew at a slower rate than sales.

Gatorade/Tropicana North America

                                                      %                              %
                                    12 Weeks        Change         36 Weeks        Change
                               -----------------              ------------------
                                9/7/02   9/8/01      B/(W)     9/7/02    9/8/01     B/(W)
                               -------- --------    -------   --------  --------   -------

Net sales                       $1,156   $1,073        8       $2,851    $2,755       3

Operating profit
   Reported                       $230     $185       24         $524      $439      19
   Comparable                     $230     $201       14         $524      $487       7

------------------------------------------------------------------------------------------

12 Weeks

Overall volume grew 10% reflecting strong 16% growth from Gatorade products and flat volume from Tropicana products. The volume gain was driven by the continued success of Gatorade products introduced in the first quarter and the national launch of Propel. Volume gains in Tropicana chilled products were offset by declines in Tropicana ambient products led by Twister. Tropicana chilled volume gains were driven by Pure Premium nutritionals and Dole blends, partially offset by declines in Tropicana Season's Best. The loss of the single serve Pure Premium business from Burger King reduced Tropicana growth by nearly 2%.

Overall net sales increased 8% due to volume gains from Gatorade products, partially offset by increased promotional spending.

Comparable operating profit increased 14% reflecting the volume gains and lower costs from merger-related synergies. This growth was partially offset by the increased promotional spending and advertising and marketing costs reflecting the competitive marketplace.

36 Weeks

Overall volume grew 7% reflecting strong 15% growth from Gatorade products, offset by a 2% volume decline from Tropicana products. The volume gain was driven by new Gatorade products introduced in the first quarter and the national launch of Propel. For Tropicana, volume gains in Dole blends and Tropicana Pure Premium were offset by declines in Tropicana Season’s Best and Twister. The loss of the single serve Pure Premium business from Burger King reduced Tropicana growth by nearly 2%.

Overall net sales increased 3% reflecting the volume gains from Gatorade products, partially offset by the decline from Tropicana products. The volume gain was reduced by increased promotional spending.

Comparable operating profit increased 7% reflecting the volume gains and lower costs from merger-related synergies. This growth was reduced by the increased promotional spending and advertising and marketing costs reflecting the competitive marketplace.

PepsiCo Beverages International

                                                      %                              %
                                    12 Weeks        Change         36 Weeks        Change
                               -----------------              ------------------
                                9/7/02   9/8/01      B/(W)     9/7/02    9/8/01     B/(W)
                               -------- --------    -------   --------  --------   -------

Net sales                         $576     $574        -       $1,452    $1,455       -

Operating profit
   Reported                       $101      $97        5         $233      $228       3
   Comparable                     $101      $91       10         $233      $213       9
------------------------------------------------------------------------------------------

12 Weeks

BCS increased 5%, reflecting broad-based increases led by double-digit growth in Turkey, China, India and Russia. These increases were partially offset by declines in Argentina due to poor macroeconomic conditions and declines from a boycott of American products in the Middle East. For June through August, total concentrate shipments to franchisees also grew 5% while the related BCS grew at a slightly slower rate.

Net sales were flat compared to prior year as the volume growth was offset by lower effective net pricing reflecting country mix, the impact of franchising Gatorade businesses to our bottlers in certain countries and the Middle East boycott. Foreign currency did not have an impact on sales growth as a favorable impact from the euro was offset by unfavorable impacts in Latin America and Egypt.

Comparable operating profit increased 10% primarily due to the volume growth and net favorable foreign currency, partially offset by the lower effective net pricing. The net favorable foreign currency increased operating profit growth by 2 percentage points as an increase in the euro was partially offset by declines in Latin America and Egypt.

36 Weeks

BCS increased 4.5%, reflecting broad-based increases led by double-digit growth in China, India, Turkey and Russia and mid single-digit growth in Mexico. These increases were partially offset by declines in Argentina due to poor macroeconomic conditions and declines from the boycott of American products in the Middle East. Through August, total concentrate shipments to franchisees grew 6% while the related BCS grew at a slower rate.

Net sales were flat compared to prior year. The volume growth was offset by a net unfavorable foreign currency, lower effective net pricing reflecting country mix, the impact of franchising Gatorade businesses to our bottlers in certain countries and the declines in Argentina and the Middle East. The net unfavorable foreign currency reduced the net sales growth by 2 percentage points as declines in Latin America and Egypt were partially offset by the euro.

Comparable operating profit increased 9% primarily due to the volume gain and favorable advertising and marketing cost comparisons. The increase was partially offset by lower effective net pricing, increased general and administrative expenses and a net unfavorable foreign currency. The net unfavorable foreign currency reduced the operating profit growth by 6 percentage points as declines in Latin American and Egypt were partially offset by the euro.

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

                                                      %                              %
                                    12 Weeks        Change         36 Weeks        Change
                               -----------------              ------------------
                                9/7/02   9/8/01      B/(W)     9/7/02    9/8/01     B/(W)
                               -------- --------    -------   --------  --------   -------

Net sales                         $380     $396       (4)      $1,048    $1,048       -

Operating profit
   Reported                       $128     $110       16         $342      $275      24
   Comparable                     $128     $112       14         $342      $280      22

------------------------------------------------------------------------------------------

12 Weeks

Volume decreased 6% primarily due to softness in ready-to-eat and hot cereals. The impact of the shorter 2002 reporting period for Canada Foods reduced volume growth by 1 percentage point.

Net sales decreased 4% primarily due to decreased volume partially offset by lower promotional spending on hot cereals.

Comparable operating profit increased 14% primarily reflecting the benefit of productivity and merger-related synergies and lower advertising and marketing expenses.

36 Weeks

Volume decreased 1% due to softness in ready-to-eat cereals. The Canada Foods 2002 reporting period change did not impact results.

Net sales were flat due to overall decreased cereal volume offset by new product volume for hot cereals.

Comparable operating profit increased 22% primarily reflecting the benefit of productivity, merger-related synergies and lower advertising and marketing expenses.

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

                                                                       36 Weeks
                                                                  -------------------
                                                                   9/7/02     9/8/01
                                                                  --------   --------
Net cash provided by operating activities.......................   $3,443     $2,484
   Capital spending.............................................     (807)      (756)
   Cash payments for merger-related and restructuring charges...       81        159
   Sales of property, plant and equipment.......................       76         27
   Other net investing activities...............................      (33)       111
   After-tax interest and forex.................................       22         75
                                                                  --------   --------
Operating cash flow.............................................   $2,782     $2,100
                                                                  ========   ========

Operating cash flow for the 36 weeks ended September 7, 2002 was $2,782 million compared with $2,100 million for the same period in 2001. This comparative increase primarily reflects our solid operating results and continued focus on working capital efficiencies.

As shown in our Condensed Consolidated Statement of Cash Flows, our cash and cash equivalents for the 36 weeks ended September 7, 2002 increased $1.1 billion to $1.8 billion reflecting lower investing activities and cash provided by operating activities, partially offset by cash used in financing activities. The cash used in investing activities in 2002 reflects capital spending and our acquisition of the Wotsits brand in the United Kingdom, partially offset by a shift from short-term investments to cash and cash equivalents in anticipation of the fourth quarter pension contribution. The cash used in financing activities in 2002 primarily reflects our share buyback activity and dividend payments, partially offset by proceeds from the exercise of stock options.

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

On July 19, 2002, our Board of Directors authorized a share repurchase program for up to $5 billion over a three year period. During the third quarter, we repurchased 30.3 million shares at a cost of $1.3 billion. Through October 4th, we repurchased 46.6 million shares at a cost of $1.9 billion.

Subsequent to the quarter, we have contributed approximately $750 million to our pension plans. These contributions are consistent with our strategy of ensuring that our qualified plans are fully funded, effectively utilizing excess cash and maximizing our taxable deductions. In addition, in the fourth quarter, we anticipate a net cash recovery of approximately $200 million from the final settlement with the IRS of audits for years prior to 1990, and we expect to receive the net proceeds from the Gemex transaction described in Note 10.

Independent Accountants' Review Report

The Board of Directors
PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 7, 2002 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 7, 2002 and September 8, 2001 and the Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 7, 2002 and September 8, 2001. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.‘s management.

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
October 8, 2002

PART II - OTHER INFORMATION AND SIGNATURES

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits

                    See Index to Exhibits on page 34.

               (b)  Reports on Form 8-K
                    -------------------

                    1.  On July 19, 2002, we filed a Current Report on Form 8-K attaching a press release dated July 19, 2002 announcing Board approval of a share repurchase program.

                    2.  On July 19, 2002, we filed a Current Report on Form 8-K attaching a press release dated July 19, 2002 announcing our earnings for the 12 and 24 weeks ended June 15, 2002.

                    3.  On July 31, 2002, we filed a Current Report on Form 8-K attaching and announcing our submission, on July 24, 2002, of the Oath of the Principal Executive Officer and the Principal Financial Officer
                        in accordance with the Securities and Exchange Commission's
                        June 27, 2002 order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

                    4.  On September 4, 2002, we filed a Current Report on Form 8-K attaching a press release dated September 4, 2002 announcing that third quarter volume for our total North American Beverage business is expected to increase four to five percent,
                        in line with expectations.

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                             PepsiCo, Inc.
                                                          ------------------
                                                            (Registrant)

Date:   October 15, 2002                              /S/ PETER A. BRIDGMAN
------------------------                              ---------------------------
                                                      Peter A. Bridgman
                                                      Senior Vice President and
                                                      Controller

Date:   October 15, 2002                              /S/ ROBERT E. COX
------------------------                              --------------------------
                                                      Robert E. Cox
                                                      Vice President, Associate General
                                                      Counsel and Assistant Secretary

CERTIFICATION

I, Steven S Reinemund certify that;

1.	I have reviewed this quarterly report on Form 10-Q of PepsiCo, Inc. (PepsiCo),
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this quarterly report;

4.

PepsiCo's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PepsiCo and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of PepsiCo's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	PepsiCo's other certifying officer and I have disclosed, based on our most recent evaluation, to PepsiCo's auditors and audit committee of PepsiCo's Board of Directors:
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect PepsiCo's ability to record, process, summarize and report financial data and have identified for PepsiCo's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo's internal controls; and
6.

PepsiCo's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002	/S/ STEVEN S REINEMUND Steven S Reinemund Chairman and Chief Executive Officer

CERTIFICATION

I, Indra K. Nooyi certify that;

1.	I have reviewed this quarterly report on Form 10-Q of PepsiCo, Inc. (PepsiCo),
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this quarterly report;

4.

PepsiCo's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PepsiCo and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of PepsiCo's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	PepsiCo's other certifying officer and I have disclosed, based on our most recent evaluation, to PepsiCo's auditors and audit committee of PepsiCo's Board of Directors:
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect PepsiCo's ability to record, process, summarize and report financial data and have identified for PepsiCo's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo's internal controls; and
6.

PepsiCo's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002	/S/ INDRA K. NOOYI Indra K. Nooyi President and Chief Financial Officer

INDEX TO EXHIBITS
ITEM 6 (a)

EXHIBITS

Exhibit 12                      Computation of Ratio of Earnings to Fixed Charges

Exhibit 15                      Accountant's Acknowledgement