Form 10-K
period 2002-12-28
PEPSICO INC
filed 2003-03-07
CIK 77476

No. 1-1183

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 28, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ..  Yes  ☒  No  ☐

The number of shares of PepsiCo Common Stock outstanding as of February 22, 2003 was 1,718,625,330. The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo as of February 22, 2003 was $67,111,973,597.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated

Proxy Statement for PepsiCo’s May 7, 2003	III
Annual Meeting of Shareholders

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 28, 2002

i

PART I

Item 1.     Business

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report the terms “we,” “us,” “our” and the “Company” mean PepsiCo and its divisions and subsidiaries.

Our Divisions

We are a leading, global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and noncarbonated beverages and foods. We are organized in six divisions:

•	Frito-Lay North America,
•	Frito-Lay International,
•	Pepsi-Cola North America,
•	Gatorade/Tropicana North America,
•	PepsiCo Beverages International, and
•	Quaker Foods North America.

Our North American divisions operate in the United States and Canada. Our international divisions operate in over 175 countries, with our largest operations in Mexico and the United Kingdom. Financial information concerning our divisions and geographic areas is presented in Note 1 to our consolidated financial statements and additional information concerning our division operations, customers and distribution network is presented under the heading “ Our Business” contained in “ Item 7. Management’s Discussion and Analysis.”

Beginning in 2003, we will combine the results of PCNA and GTNA as PepsiCo Beverages North America, and of our international food and beverage businesses as PepsiCo International to reflect operating and management changes.

Snacks

Frito-Lay North America (FLNA) manufactures, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos flavored tortilla chips, Cheetos cheese flavored snacks, Fritos corn chips, Tostitos tortilla chips, Ruffles potato chips, Rold Gold pretzels, branded dips, Quaker Chewy granola bars, Sunchips multigrain snacks, Grandma’s cookies, Quaker Fruit & Oatmeal bars, Quaker Quakes corn and rice cakes, Quaker rice cakes, Cracker Jack treats and Go Snacks. These branded products are sold to independent distributors and retailers. FLNA’s net sales were $8.6 billion in 2002, $8.2 billion in 2001 and $7.8 billion in 2000 and accounted for 34% of our total division net sales in each of those years.

In addition to many of the FLNA and Quaker branded snacks sold in North America, Frito-Lay International (FLI) also manufactures and sells a number of leading snack brands including Sabritas, Gamesa and Alegro brands in Mexico, Walkers and Wotsits brands in the United Kingdom and Smith’s brands in Australia. These products are manufactured by consolidated businesses, as well as by noncontrolled affiliates and are sold to independent distributors and retailers. FLI’s net sales were

$5.7 billion in 2002, $5.5 billion in 2001 and $5.2 billion in 2000 and accounted for 23% of our total division net sales in each of those years.

Beverages

Pepsi-Cola North America (PCNA) manufactures, markets, and sells beverage concentrates, and sells fountain syrups and finished goods, under the brands Pepsi, Mountain Dew, Sierra Mist, Mug, Slice, FruitWorks, SoBe and Dole. PCNA manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. PCNA sells concentrate and finished goods for these brands to bottlers licensed by us. PCNA also licenses the Aquafina water brand to its bottlers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PCNA’s net sales were $3.4 billion in 2002, $3.2 billion in 2001 and $2.7 billion in 2000 and accounted for 14% of our total division net sales in 2002, 13% of our total division net sales in 2001 and 12% of our total division net sales in 2000.

Gatorade/Tropicana North America (GTNA) manufactures, markets and sells Gatorade sports drinks, Tropicana Pure Premium, Dole, Tropicana Season’s Best and Tropicana Twister juices and juice drinks and Propel fitness water. GTNA’s net sales were $3.8 billion in 2002, $3.7 billion in 2001 and $3.5 billion in 2000 and accounted for 15% of our total division net sales in 2002 and 16% of our total division net sales in 2001 and 2000. These branded products are sold to independent distributors and retailers.

PepsiCo Beverages International (PBI) manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Mountain Dew, Gatorade and Tropicana. Generally, PBI’s brands are sold to franchise bottlers. However, in certain markets, PBI operates bottling plants and distribution facilities. PBI also licenses Aquafina water brand to certain of its franchise bottlers. PBI’s net sales were $2 billion in 2002, 2001 and 2000 and accounted for 8% of our total division net sales in 2002 and 2001 and 9% of our total division net sales in 2000.

Foods

Quaker Foods North America (QFNA) manufactures, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni, Pasta Roni and Near East side dishes, Aunt Jemima mixes and syrups and Quaker grits. QFNA’s net sales were $1.5 billion and accounted for 6% of our total division net sales in 2002, 2001 and 2000. These branded products are sold to independent distributors and retailers.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and foodservice and vending distribution networks. These distribution systems are described under the heading “ Our Distribution Network” contained in “ Item 7. Management’s Discussion and Analysis.”

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are almonds, aspartame, cocoa, corn, corn sweeteners, flavorings, flour, juice and juice concentrates, oats, oranges, grapefruits and other fruits, potatoes, rice, seasonings, sugar, vegetable and essential oils, wheat, and packaging materials. Our key packaging materials include P.E.T. resin used for plastic bottles and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. These products are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. The prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past, we have done so successfully. However, there is no assurance that we will be able to do so in the future.

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, AMP, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Cracker Jack, Diet Pepsi, Doritos, Frito-Lay, Fritos, Fruitworks, Gamesa, Gatorade, Golden Grain, Grandma’s, Lay’s, Life, Mirinda, Mountain Dew, Mountain Dew Code Red, Mr. Green, Mug, Near East, Pasta Roni, Pepsi, Pepsi Blue, Pepsi Max, Pepsi One, Pepsi Twist, Pepsi-Cola, Propel, Quaker, Quaker Chewy, Quaker Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, 7UP and Diet 7UP (outside the United States), Sierra Mist, Slice, Smith’s, SoBe, Sunchips, Tostitos, Tropicana, Tropicana Pure Premium, Tropicana Pure Tropics, Tropicana Season’s Best, Tropicana Twister, Walkers, Wild Cherry Pepsi and Wotsits. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

We either own or have licenses to use a number of patents which relate to some of our products, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Seasonality

Our beverage and food divisions are subject to seasonal variations. Our beverage sales are higher during the warmer months and certain food sales are higher in the cooler months. However, taken as a whole, seasonality does not have a material impact on our business.

Our Customers

Our customers include retailers, distributors and franchise bottlers. No single customer represents more than 10% of our net sales. However, when considering both our volumes, and that of our bottlers, Wal-Mart Stores, Inc. is a significant customer. Additional information regarding our customers is provided under the heading “ Our Customers” and “ Cautionary Statements” contained in “ Item 7. Management’s Discussion and Analysis.”

Our Competition

Our businesses operate in highly competitive markets. We compete against global companies and regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Success in this competitive environment is primarily achieved through effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with our quality products and flexible distribution network, allow us to effectively compete. The following charts highlight our estimated competitive position for our major product categories.

U.S. Snack Chip Industry % Volume in Supermarkets Includes potato chips, tortilla chips, extruded snacks and pretzels. Excludes Wal-Mart.

U.S. Beverage Market Share

% Volume in Measured Channels

Includes carbonated soft drinks, bottled water, ambient

juices and juice drinks, chilled juices and juice drinks,

sports drinks, energy drinks,

ready-to-drink tea and ready-to-drink coffee.

Regulatory Environment

The conduct of our businesses, and the production, distribution and use of many of our products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. Our businesses in the United States are also subject to state and local laws.

We are also subject to the laws of the countries in which we conduct our businesses. We rely on local in-house and outside counsel to ensure compliance with foreign laws and regulations. The cost of compliance with foreign laws does not have a material financial impact on our international operations.

Employees

As of December 28, 2002, we employed, subject to seasonal variations, approximately 142,000 people worldwide, including approximately 61,000 people employed within the United States. We believe that relations with our employees are generally good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Item 2.     Properties

We own our corporate headquarters building in Purchase, New York. Leases of plants in North America generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

Snacks

Frito-Lay North America owns or leases approximately 50 food manufacturing and processing plants and approximately 2,000 warehouses, distribution centers and offices, including its headquarters building and a research facility in Plano, Texas. Frito-Lay International owns or leases approximately 100 plants and approximately 1,200 distribution centers, warehouses and offices outside of North America.

Beverages

Pepsi-Cola North America owns or leases 2 concentrate plants and 7 warehouses throughout North America. Licensed bottlers in which we have an ownership interest own or lease approximately 70 bottling plants. Gatorade/Tropicana North America owns or leases approximately 10 manufacturing plants and approximately 20 distribution centers, warehouses and offices, including Tropicana’s corporate office space in Bradenton, Florida. PepsiCo Beverages International owns or leases approximately 50 manufacturing and bottling plants and approximately 140 warehouses, distribution centers and offices outside of North America.

Foods

Quaker Foods North America owns or leases approximately 10 manufacturing plants and distribution centers in North America.

Shared Properties

Frito-Lay North America and Quaker Foods North America share 2 plants that manufacture oat-based foods and snacks. Frito-Lay North America, Quaker Foods North America and Gatorade/Tropicana North America share approximately 20 distribution centers, warehouses and offices in North America including a research and development laboratory in Barrington, Illinois, and corporate office space in downtown Chicago, Illinois.

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

Executive Officers of the Registrant

The following is a list of names, ages and background of our current executive officers:

Steven S Reinemund, 54, has been our Chairman and Chief Executive Officer since May 2001. Mr. Reinemund began his career with PepsiCo as Senior Operating Officer of Pizza Hut, Inc. (a former subsidiary of the Company) in 1984. He became President and Chief Executive Officer of Pizza Hut in 1986, President and Chief Executive Officer of Pizza Hut Worldwide in 1991, President and Chief Executive Officer of Frito-Lay in 1992 and Chairman and Chief Executive Officer of Frito-Lay in 1996. Mr. Reinemund served as PepsiCo’s President and Chief Operating Officer from 1999 until 2001.

David R. Andrews, 61, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in February 2002. Before joining PepsiCo, Mr. Andrews was a partner in the law firm of McCutchen, Doyle, Brown & Enersen, LLP, a position he held from 2000 to 2002 and from 1981 to 1997. From 1997 to 2000, he served as the legal adviser to the U.S. Department of State and former Secretary of State Madeleine Albright.

Peter A. Bridgman, 50, has been our Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Abelardo E. Bru, 54, was appointed Chairman and Chief Executive Officer of Frito-Lay North America in February 2003. Mr. Bru served as President and Chief Executive Officer of Frito-Lay North America from 1999 to 2003 and as President and General Manager of PepsiCo’s Sabritas snack unit from 1992 to 1999. Mr. Bru has served in various senior international positions with PepsiCo Foods International since joining PepsiCo in 1976.

Roger A. Enrico, 58, has been a member of our board since 1987. Mr. Enrico served as Chief Executive Officer and Chairman of the Board from 1996 to 2001. He was Vice Chairman from 1993 to 1996 and from 2001 to 2002. He joined PepsiCo in 1971, and became President and Chief Executive Officer of Pepsi-Cola USA in 1983, President and Chief Executive Officer of PepsiCo Worldwide Beverages in 1986, Chairman and Chief Executive Officer of Frito-Lay International in 1991 and Chairman and Chief Executive Officer of PepsiCo Worldwide Foods in 1992. In addition, he was Chairman and Chief Executive Officer, PepsiCo Worldwide Restaurants, from 1994 until the spin-off of PepsiCo’s restaurant businesses in 1997.

Matthew M. McKenna, 52, has been our Senior Vice President of Finance since August 2001. Mr. McKenna began his career at PepsiCo as Vice President, Taxes in 1993. In 1998, he became Senior Vice President, Taxes and served as Senior Vice President and Treasurer from 1998 until 2001. Prior to joining PepsiCo, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

Margaret D. Moore, 55, is our Senior Vice President, Human Resources, a position she assumed at the end of 1999. From November 1998 to December 1999, she was Senior Vice President and Treasurer of The Pepsi Bottling Group, Inc. (PBG). Prior to joining PBG, Ms. Moore spent 25 years with PepsiCo in a number of senior financial and human resources positions.

Indra K. Nooyi, 47, was elected to our Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since 2000. Ms. Nooyi served as Senior Vice President Strategic Planning and Senior Vice President, Corporate Strategy and Development from 1994 until 2000. Prior to joining PepsiCo, she was Senior Vice President of Strategy, Planning and Strategic Markets for Asea Brown Boveri. She was also Vice President and Director of Corporate Strategy and Planning at Motorola.

Lionel L. Nowell III, 48, has been our Senior Vice President and Treasurer since August 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of The Pepsi Bottling Group. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit, and Director of Internal Audit.

Gary M. Rodkin, 50, was appointed Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America in February 2003. Mr. Rodkin became President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002. He served as President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002. Mr. Rodkin was President of Tropicana North America from 1995 to 1998, and became President and Chief Executive Officer when PepsiCo acquired Tropicana in 1998.

Peter M. Thompson, 56, is President and Chief Executive Officer of PepsiCo Beverages International, a position he assumed in August 2001. Mr. Thompson was President and Chief Executive Officer of Pepsi-Cola International from 1998 to 2001 and its President and Chief Operating Officer from 1996 to 1998. Mr. Thompson worked at PepsiCo from 1980 to 1983, and returned in 1994, serving in several positions, including President of Snack Ventures Europe, our joint venture with General Mills, and President of Walkers Snack Foods in the U.K.

Michael D. White, 51, was appointed Chairman and Chief Executive Officer of PepsiCo International in February 2003, after serving as President and Chief Executive Officer of Frito-Lay’s Europe/Africa/Middle East division since 2000. From 1998 to 2000, Mr. White was Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White has also served as Executive Vice President and Chief Financial Officer of PepsiCo Foods International and Chief Financial Officer of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning.

Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Trading Symbol—PEP

Stock Exchange Listings—The New York Stock Exchange is the principal market for our Common Stock, which is also listed on the Amsterdam, Chicago, Swiss and Tokyo Stock Exchanges.

Shareholders—At December 28, 2002, there were approximately 220,000 shareholders of record.

Dividend Policy—Our policy is to pay quarterly cash dividends at approximately one-third of our net income. Dividends are usually declared in November, January, May and July and paid at the beginning of January and the end of March, June and September. The dividend record dates for these payments are December 6, 2002, March 14, June 13 and September 12, 2003. We have paid quarterly cash dividends since 1965. The quarterly dividends declared in 2002 and 2001 are contained in Selected Financial Data—Quarterly.

Stock Prices—The composite quarterly high, low and closing prices for PepsiCo Common Stock for each fiscal quarter of 2002 and 2001 are contained in Selected Financial Data—Quarterly.

Information on PepsiCo Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and is incorporated herein by reference. See Note 7 to our consolidated financial statements for a description of our employee stock option plans.

Item 6.     Selected Financial Data

Selected Financial Data-5-year summary is included on page 71.

Item 7.     Management’s Discussion and Analysis

Our discussion and analysis is an integral part of understanding our financial results. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Our Operations

We are a leading, global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and noncarbonated beverages and foods. We are organized in six divisions:

•	Frito-Lay North America,
•	Frito-Lay International,
•	Pepsi-Cola North America,
•	Gatorade/Tropicana North America,
•	PepsiCo Beverages International, and
•	Quaker Foods North America.

Net sales and operating profit contributions from each of our six divisions are as follows:

Our North American divisions operate in the United States and Canada. Our international divisions operate in over 175 countries, with our largest operations in Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1 to our consolidated financial statements.

Beginning in 2003, we will combine the results of PCNA and GTNA as PepsiCo Beverages North America and of our international food and beverage businesses as PepsiCo International to reflect operating and management changes.

Snacks

Frito-Lay North America (FLNA) manufactures, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos flavored tortilla chips, Cheetos cheese flavored snacks, Fritos corn chips, Tostitos tortilla chips, Ruffles potato chips, Rold Gold pretzels, branded dips, Quaker Chewy granola bars, Sunchips multigrain snacks, Grandma’s cookies, Quaker Fruit & Oatmeal bars, Quaker Quakes corn and rice snacks, Quaker rice cakes, Cracker Jack treats and Go Snacks.

In addition to many of the FLNA and Quaker branded snacks sold in North America, Frito-Lay International (FLI) also manufactures and sells a number of leading snack brands including Sabritas, Gamesa and Alegro brands in Mexico, Walkers and Wotsits brands in the United Kingdom, and Smith’s brand in Australia. These products are manufactured by consolidated businesses, as well as by noncontrolled affiliates.

FLNA and FLI branded products are sold to independent distributors and retailers. Our snacks businesses measure physical volume growth on a system-wide basis, which includes the volume sold by our noncontrolled affiliates.

Beverages

Pepsi-Cola North America (PCNA) manufactures, markets and sells beverage concentrates, and sells fountain syrups and finished goods, under the brands Pepsi, Mountain Dew, Sierra Mist, Mug, Slice, FruitWorks, SoBe and Dole. PCNA manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. PCNA sells concentrate and finished goods for these brands to bottlers licensed by us. PCNA also licenses the Aquafina water brand to its bottlers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PCNA reports two measures of volume performance. Concentrate shipments and equivalents (CSE) reflects PCNA’s sales to its bottlers, as well as bottler Aquafina volume, and is reported on a fiscal year basis consistent with net sales. Bottler case sales (BCS) reflects the sales of beverages bearing our trademarks that franchise bottlers have sold to independent distributors and retailers and is reported on a monthly basis. CSE and BCS growth may vary due to differences in the reporting calendar and short-term changes in bottler inventory.

Gatorade/Tropicana North America (GTNA) manufactures, markets and sells Gatorade sports drinks, Tropicana Pure Premium, Dole, Tropicana Season’s Best and Tropicana Twister juices and juice drinks and Propel fitness water. These branded products are sold to independent distributors and retailers.

PepsiCo Beverages International (PBI) manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Mountain Dew, Gatorade and Tropicana outside North America. Generally, PBI’s brands are sold to franchise bottlers. However, in certain markets, PBI operates bottling plants and distribution facilities. PBI also licenses the Aquafina water brand to certain of its franchise bottlers. PBI reports two measures of volume. Concentrate shipments reflects PBI’s sale of concentrate to franchise bottlers only and is reported on a monthly basis consistent with net sales. BCS reflects company-owned and franchise bottler sales of beverages bearing our trademarks and is also reported on a monthly basis. Concentrate shipments and the related BCS may differ due to short-term changes in bottler inventory.

Foods

Quaker Foods North America (QFNA) manufactures, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni, Pasta Roni and Near East side dishes, Aunt Jemima mixes and syrups and Quaker grits. These branded products are sold to independent distributors and retailers.

Our Customers

Our customers include franchise bottlers and independent distributors and retailers. We grant our bottlers exclusive contracts to manufacture and/or sell specified beverage products bearing our trademarks within a specific geographic area. These arrangements specify the amount to be paid by our bottlers for concentrate and full goods and for Aquafina royalties, as well as the manufacturing process required for product quality.

Since we do not sell directly to the consumer, we rely on, and provide financial incentives to our customers to assist in the distribution and promotion of our products. For our independent distributors and retailers, these incentives include volume-based rebates, promotions and displays. For our bottlers, these incentives are referred to as bottler funding and are negotiated annually with each bottler to support a variety of trade and consumer programs, such as consumer incentives, advertising support, new product support and vending and cooler equipment placement. Consumer incentives include consumer coupons, pricing discounts and consumer promotions, such as sweepstakes and other promotional offers. Advertising support is directed at advertising programs and supporting bottler media. New product funding includes targeted consumer and retailer incentives for these products and direct marketplace support, such as point-of-purchase materials, media and advertising. Vending and cooler equipment placement programs support the acquisition and placement of vending machines and cooler equipment. The nature and type of programs vary annually. The level of bottler funding is at our discretion because these incentives are not required by the terms of our bottling contracts.

No single customer represents more than 10% of our net sales. However, when considering both our volume and that of our bottlers, Wal-Mart Stores, Inc. is a significant customer. Retail consolidation has increased the importance of major customers and further consolidation is expected. Also see “ Cautionary Statements.”

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is generally less than fifty percent and since we do not control these bottlers, we do not consolidate their results. We include our share of their net income based on our percentage of ownership in our income statement as bottling equity income. We have designated three related party bottlers, The Pepsi Bottling Group (PBG), PepsiAmericas (PAS) and Pepsi Bottling Ventures (PBV), as our anchor bottlers. Our anchor bottlers distribute over 70% of our Pepsi-Cola North America case sales volume and approximately 14% of our PepsiCo Beverages International case sales volume. These bottlers participate in the bottler funding programs described above. Approximately 12% of our total sales incentives are paid to these bottlers. See Note 8 to our consolidated financial statements for additional information on these related parties and related party commitments and guarantees.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and food service and vending distribution networks. The distribution system used depends on customer needs, product characteristics, and local trade practices.

Direct-Store-Delivery

We and our bottlers operate direct-store-delivery systems that deliver snacks and beverages directly to retail stores where the products are merchandised by our employees or our bottlers. Direct-store-delivery enables us to merchandise with maximum visibility and appeal. Direct-store-delivery is especially well-suited to products that have high retail turnover and respond to in-store promotion and merchandising.

Broker-Warehouse Systems

Some of our products are delivered from our warehouses to customer warehouses and retail stores. These less costly systems generally work best for products that are less fragile and perishable, have lower turnover, and are less likely to be impulse purchases.

Foodservice and Vending

Our foodservice and vending sales force distributes snacks, foods and beverages to third-party foodservice and vending distributors and operators, and through our bottlers. This distribution system supplies our products to schools, businesses, stadiums, restaurants and similar locations.

Our Competition

Our businesses operate in highly competitive markets. We compete against global companies and regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Success in this competitive environment is primarily achieved through effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with our quality products and flexible distribution network, allow us to effectively compete.

Other Relationships

Certain members of our Board of Directors also serve on the boards of certain vendors and customers. Those Board members do not participate in our vendor selection and negotiations nor in our customer negotiations. Our transactions with these vendors and customers are in the normal course of business and are consistent with terms negotiated with other vendors and customers. In addition, certain of our employees serve on the boards of our anchor bottlers and other affiliated companies and do not receive incremental compensation for their board services.

Our Market Risks

We are exposed to the risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and fuel;
•	foreign exchange rates;
•	interest rates on our short-term investment and debt portfolios; and
•	stock prices.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives designated as cash flow and fair value hedges. See Note 10 to our consolidated financial statements for further discussion of these hedges and our hedging policies. The fair value of our hedges fluctuates based on market rates and prices. The sensitivity of our hedges to these market fluctuations is discussed below. See “ Our Critical Accounting Policies” for a discussion of the exposure of our pension plan assets and liabilities to risks related to interest rates and stock prices.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “ Cautionary Statements” for further discussion.

Commodity Prices

Our commodity derivatives totaled $70 million at December 28, 2002 and $252 million at December 29, 2001. These derivatives resulted in a net unrealized gain of $6 million at December 28, 2002 and a net unrealized loss of $16 million at December 29, 2001. We estimate that a 10% decline in commodity prices would have resulted in an unrealized loss of $2 million in 2002 and increased the unrealized loss by $18 million in 2001.

Foreign Exchange

Our operations outside of the United States generate 34% of our net sales of which Mexico, the United Kingdom and Canada contribute 19%. As a result, we are exposed to foreign currency risks from unforeseen economic changes and political unrest. During 2002, the impact of declines in the Mexican peso were substantially offset by increases in the British pound and the euro. However, if future declines in the Mexican peso are not offset by increases in the British pound and the euro, our future results would be adversely impacted.

We may enter into derivatives to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $329 million at December 28, 2002 and $355 million at December 29, 2001. These contracts had a net unrealized loss of less than $1 million at December 28, 2002 and a net unrealized gain of $4 million at December 29, 2001. We estimate that an unfavorable 10% change in the exchange rates would have increased the unrealized loss by $34 million in 2002 and would have resulted in an unrealized loss of $31 million in 2001.

Interest Rates

Late in 2002, we terminated the majority of our interest rate swaps used to manage our interest rate risk. As a result, 12% of our debt is exposed to variable interest rates compared to approximately 45% in 2001. Assuming year-end variable rate debt and investment levels, a 1 percentage point increase in interest rates would have reduced net interest expense by $11 million in 2002 and increased net interest expense by $3 million in 2001. The impact of the 1 percentage point increase in rates at year-end 2002 reflects higher investment balances and lower variable debt balances. This sensitivity analysis includes the impact of existing interest rate swaps during these years.

Stock Prices

We manage the market risk related to our deferred compensation liability, which is indexed to certain market indices and our stock price, with mutual fund investments and prepaid forward contracts for the purchase of our stock. The combined losses on these investments are offset by changes in our deferred compensation liability which is included in Corporate selling, general and administrative expenses.

Cautionary Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

You should consider the following key factors when evaluating our trends and future results:

•	continued demand for our products, which is dependent on successful product introductions and other innovations, effectiveness of our sales incentives, advertising campaigns and marketing programs, seasonal weather conditions, relationships with key customers (including our bottlers), and our response to consumer health concerns and changes in product category consumption;
•	competitive product and pricing pressures;
•	continued success from our productivity initiatives, which is dependent upon our ability to implement and leverage these programs;
•	continued success of acquisition integrations, including our ability to achieve cost savings and revenue enhancement opportunities from the Quaker merger;
•	unforeseen economic changes and political unrest, which may result in business interruption, foreign currency devaluation, inflation, deflation and decreased demand, particularly in areas outside North America, such as in Latin America and the Middle East;
•	maintenance of our profit margin in the face of a consolidating retail environment;
•	changes in laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws; and
•	fluctuations in manufacturing costs and the availability of raw materials.

The discussion of these risks and uncertainties is by no means all inclusive but is designed to highlight what we believe are important factors to consider.

OUR CRITICAL ACCOUNTING POLICIES

An understanding of our accounting policies is necessary to completely analyze our financial results. Our critical accounting policies require management to make difficult and subjective judgments regarding uncertainties. As a result, estimates are included in and may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our estimation methods consistently in all periods presented.

Our critical accounting policies arise in conjunction with the following:

•	revenue recognition,
•	brands and goodwill,
•	income taxes, and
•	pension and retiree medical plans.

Revenue Recognition

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery and may allow discounts for early payment. We recognize revenue upon delivery to our customers in accordance with written sales terms that do not allow for a right of return. However, our policy for direct-store-delivery and chilled products is to remove and replace out-of-date products from store shelves to ensure that consumers receive the product quality and freshness that they expect. Based on our historical experience with this practice, we have reserved for anticipated out-of-date product. Our bottlers have a similar replacement policy and are responsible for our products that they distribute.

We offer sales incentives through various programs to customers, consumers and, for PCNA, directly to certain retailers. Sales incentives are accounted for as a reduction of sales and totaled $5.5 billion in 2002, $4.7 billion in 2001 and $4.3 billion in 2000. A number of these programs, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. The accruals are based on our previous experience with similar programs. The terms of most of our incentive arrangements do not exceed a year. However, we have arrangements, such as fountain pouring rights, which extend up to 12 years. Costs incurred to obtain these rights are recognized over the life of the contract as a reduction of sales, and the outstanding balance is included in other assets in our Consolidated Balance Sheet.

We estimate and reserve for our bad debt exposure from credit sales based on our experience. Our method of determining the reserves has not changed during the years presented in the consolidated financial statements. Bad debt expense is classified within selling, general and administrative expenses in our Consolidated Income Statement.

Brands and Goodwill

We sell products under a number of brand names around the world, many of which were developed by us. The brand development costs are expensed as incurred. We also purchase brands and goodwill in acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including brands, based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill and perpetual brands are not amortized.

We believe that a brand has an indefinite life if it has significant market share in a stable macroeconomic environment, and a history of strong revenue and cash flow performance that we expect to continue for the foreseeable future. If these perpetual brand criteria are not met, brands are amortized over their expected useful lives, which generally range from five to twenty years. Determining the expected life of a brand requires considerable management judgment and is based on an evaluation of a number of factors, including the competitive environment, market share, brand history and the macroeconomic environment of the country in which the brand is sold.

Perpetual brands and goodwill are assessed for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A perpetual brand is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a division or business. If the fair value of an evaluated asset is less than its book value, the asset is written down based on its discounted future cash flows to fair value.

Amortizable brands are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

We did not recognize any impairment charges for perpetual brands or goodwill during 2002. As of December 28, 2002, we had over $4 billion of perpetual brands and goodwill, of which 75% related to Tropicana and Walkers. In our most recent impairment evaluations for Tropicana and Walkers, no impairment charges would have resulted even if operating profit growth were assumed to be 5% lower.

Income Taxes

Our reported effective tax rate was 31.9% for 2002. Excluding the impact of nondeductible merger-related costs, our effective tax rate was 31.2%. For 2003, our effective tax rate, excluding the impact of nondeductible merger-related costs, is expected to be 30.5%. The decrease from 2002 primarily reflects the impact of our new concentrate plant.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item. We consider the Quaker merger-related costs to be a significant one-time item.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our financial statements. We have not recognized any United States tax expense on undistributed international earnings since we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings are approximately $7.5 billion at December 28, 2002.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, the audits for 1991 through 1993 remain open for certain items and the Internal Revenue Service is currently examining our tax returns for 1994 through 1997. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution. Our tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to settle in the coming year which are classified as current.

Pension and Retiree Medical Plans

Our pension plans cover full-time U.S. employees and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. employees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements and qualify for retirement benefits. Generally, our retiree medical costs are capped at a specified dollar amount, with retirees contributing the remainder.

The expected benefit to be paid is expensed over the employees’ expected service. Management must make many assumptions to determine the expected benefit and expected service, including:

•	the interest rate used to determine the present value of liabilities (discount rate),
•	the expected return on plan assets for plans funded by us,
•	the rate of salary increases for plans where benefits are based on earnings,
•	health care cost trend rates for retiree medical plans, and
•	certain employee-related factors, such as turnover, retirement age and mortality.

We make contributions to trusts maintained to provide plan benefits for certain pension plans. These contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions and taxation to the employee only upon receipt of plan benefits. We do not generally fund pension plans and retiree medical plans when our contributions would not be tax deductible or when the employee would be taxed prior to receipt of benefit. Pension plan investment guidelines are established based upon an evaluation of market conditions, risk tolerance and plan investment horizon.

The assets, liabilities and assumptions used to measure pension and retiree medical expense are determined as of September 30 of the preceding year (measurement date). Since the liabilities are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience and our expectations for long-term rates of return. To measure pension expense, we use a calculated value for plan assets which recognizes changes in fair value over five years rather than the current fair value at each measurement date. The other assumptions also reflect our historical experience and management’s best judgment regarding future expectations.

Gains and losses resulting from actual experience differing from our assumptions are determined at each measurement date. If the net total gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in expense for the next year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service, is included in expense over the expected service of the employees.

Weighted-average assumptions for pension and retiree medical expense:

	2003	2002	2001	2000

Pension
Expense discount rate	6.7%	7.4%	7.7%	7.7%
Expected rate of return on plan assets	8.2%	9.1%	9.8%	9.9%
Rate of salary increases	4.4%	4.4%	4.6%	4.5%
Retiree medical
Expense discount rate	6.7%	7.5%	7.8%	7.8%

We review our assumptions at least at the annual measurement date. During 2002, we completed a review of our pension investment and funding strategy for our U.S. pension plans. As a result, we revised our U.S. investment allocation to a maximum of 65% equities with the balance in fixed income securities. As a result of the mid-year 2002 investment funding and strategy changes, we remeasured pension expense for our U.S. plans to incorporate a reduction in the rate of return on plan assets to 8.2%, as well as changes to employee-related assumptions based on current data. This mid-year valuation resulted in a weighted average expected return on plan assets for 2002 of 9.1% and increased the balance of year pension expense by $29 million. This increase is reported in Corporate selling, general and administrative expenses.

Health care cost trend rates have an impact on the retiree medical plan expense. A 1 percentage point increase in the assumed health care trend rate would increase the service and interest costs by $4 million for 2003 and a 1 percentage point decrease would reduce these costs by $4 million.

Pension expense for 2003 is estimated to be approximately $160 million and retiree medical expense is estimated to be approximately $120 million compared to 2002 pension expense of $111 million and retiree medical expense of $88 million. These estimates incorporate the 2003 assumptions, as well as the impact of the increased pension plan assets resulting from our contributions to funded plans.

OUR FINANCIAL RESULTS

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(in millions except per share amounts)

	2002	2001	2000

Net Sales	$25,112	$23,512	$22,337

Cost of sales	11,497	10,750	10,226
Selling, general and administrative expenses	8,523	8,189	7,962
Amortization of intangible assets	138	165	147
Merger-related costs	224	356	–
Other impairment and restructuring charges	–	31	184

Operating Profit	4,730	4,021	3,818

Bottling equity income	280	160	130
Interest expense	(178)	(219)	(272)
Interest income	36	67	85

Income before Income Taxes	4,868	4,029	3,761

Provision for Income Taxes	1,555	1,367	1,218

Net Income	$3,313	$2,662	$2,543

Net Income per Common Share
Basic	$1.89	$1.51	$1.45
Diluted	$1.85	$1.47	$1.42

See accompanying notes to consolidated financial statements.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following one-time items and accounting changes:

	2002	2001	2000

Net Sales
SVE consolidation	–	$706	$648
53rd week in 2000	–	–	$(294)

Operating Profit
Merger-related costs	$224	$356	–
SFAS 142 adoption	–	$23	$88
SVE consolidation	–	$13	$16
Other impairment and restructuring charges	–	$31	$184
53rd week in 2000	–	–	$(62)
Other	–	$(2)	$17

Bottling Equity Income
SFAS 142 adoption	–	$65	$70
53rd week in 2000	–	–	$(5)

Net Income
Merger-related costs	$190	$322	–
SFAS 142 adoption	–	$102	$151
Other impairment and restructuring charges	–	$19	$111
53rd week in 2000	–	–	$(44)

Net Income per Common Share – Diluted
Merger-related costs	$0.11	$0.18	–
SFAS 142 adoption	–	$0.06	$0.08
Other impairment and restructuring charges	–	$0.01	$0.06
53rd week in 2000	–	–	$(0.02)

Merger-Related Costs

We incurred costs associated with our merger with Quaker. We expect to incur additional costs of approximately $50 million in 2003 to complete the integration of the two companies. For additional information, see Note 3 to our consolidated financial statements.

SFAS 142 Adoption

In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which eliminated amortization of goodwill and perpetual brands (our nonamortizable intangibles), and resulted in the acceleration of the amortization of certain of our other intangibles. The prior year adjustments in the above table reflect the impact that would have resulted if adoption had occurred at the beginning of 2000. For additional information, see “ Our Critical Accounting Policies” and Note 4 to our consolidated financial statements.

SVE Consolidation

As a result of changes in the operations of Snack Ventures Europe (SVE), we determined that consolidation was required, and we consolidated SVE in 2002. The prior year adjustments in the above table reflect the impact that would have resulted if consolidation had occurred at the beginning of 2000. For further information on our consolidation of SVE, see Note 1 to our consolidated financial statements.

Other Impairment and Restructuring Charges

We incurred costs for Quaker’s supply chain reconfiguration and manufacturing and distribution optimization project.

53rd Week in 2000

Our fiscal year ends on the last Saturday in December, and as a result, a 53rd week is added every five or six years. Comparisons of 2002 and 2001 to 2000 are affected by an additional week of results in 2000.

Other

This adjustment primarily reflects the reclassification of our prepaid forward contracts. Beginning in 2001, in connection with the adoption of the accounting standard on derivative instruments, gains or losses on prepaid forward contracts, which are used to hedge a portion of our deferred compensation liability, were reclassified to Corporate selling, general and administrative expenses. These amounts were previously reported in interest income. For more information on these prepaid forward contracts, see “ Our Market Risks.”

Pending Accounting Changes

Current pending accounting standards are not expected to have a material impact on our financial statements. For a description of these new accounting standards see Note 2 to our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Review

In the discussions of net sales and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Servings

Since our divisions each use different measures of physical unit volume (e.g., kilos, pounds, case sales, gallons, etc.), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.

Total servings increased 4% in 2002 compared to 2001 due to volume gains across all divisions led by beverages. Total servings increased 4% in 2001 compared to 2000 primarily due to contributions from our international divisions and Pepsi-Cola North America.

Net Sales and Total Operating Profit

				Change
	2002	2001	2000	2002	2001

Net sales	$25,112	$23,512	$22,337	7%	5%

Operating profit	$4,730	$4,021	$3,818	18%	5%

Operating profit margin	18.8%	17.1%	17.1%	1.7	–

2002

Net sales increased 7% and operating profit increased 18% driven by volume gains across all divisions, the consolidation of SVE, higher concentrate pricing and favorable mix. These gains were partially offset by increased promotional spending at Gatorade/Tropicana North America and Frito-Lay North America and net unfavorable foreign currency movement. The consolidation of SVE increased net sales growth by 3 percentage points and operating profit by 1 percentage point. In addition, operating profit growth improved 5 percentage points from the impact of lower merger-related costs, the absence of other impairment and restructuring costs and the adoption of SFAS 142.

The impact of net unfavorable foreign currency movements reduced net sales growth by 1 percentage point. Operating profit growth was not materially affected by foreign currency movements.

Our operating profit margin increased 1.7 percentage points primarily due to lower costs reflecting merger synergies of approximately $250 million, lower merger costs and productivity. We expect our operating margins to continue to improve as a result of Quaker merger-related synergies that are expected to reach $400 million a year by 2004 and by our ongoing productivity initiatives.

2001

Net sales and operating profit increased 5% primarily reflecting increased volume and higher effective net pricing of snacks and beverages, as well as the acquisition of South Beach Beverage Company, LLC (SoBe), which contributed nearly 1 percentage point to net sales growth. These gains were partially offset by the inclusion of the 53rd week in 2000, which reduced net sales growth by more than 1 percentage point and operating profit growth by 1.5 percentage points, and a net unfavorable foreign currency impact. In addition, operating profit was reduced by merger-related costs and higher general and administrative expenses, partially offset by lower costs for the Quaker supply chain project. Merger-related costs and lower supply chain costs reduced operating profit growth by approximately 5 percentage points.

The unfavorable foreign currency impact, primarily in Brazil and Europe, reduced net sales growth by more than 1 percentage point. Operating profit growth was reduced nearly 1 percentage point as a result of unfavorable foreign currency.

Bottling Equity Income

	2002	2001	2000	% Change
				2002	2001

Bottling equity income	$280	$160	$130	75	23

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates as described in “ Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis.

2002

Bottling equity income increased 75%. This increase primarily reflects the adoption of SFAS 142. The impact of impairment charges of $35 million related to a Latin American bottling investment was more than offset by the settlement of issues upon the sale of our investment in Pepsi-Gemex, our Mexican bottling affiliate, and the absence of one-time items discussed in 2001 below. Excluding these items, bottling equity income increased approximately 13% reflecting improved performance of our international bottling investments, and the contribution of our North American anchor bottlers.

2001

Bottling equity income increased 23%, primarily reflecting the strong performance of PBG. Results for 2001 also include a gain of $59 million from the sale of approximately 2 million shares of PBG stock, and a net credit of $23 million related to the resolution of issues for which a prior year accrual was established in connection with the creation of our anchor bottler system. Bottling equity income in 2001 also benefited from $5 million of losses from the 53rd week in 2000. These increases were offset by impairment charges of $62 million related to certain international bottling investments, primarily our equity investment in Turkey and a charge of $27 million for our share of a charge recorded by PepsiAmericas for environmental liabilities related to discontinued operations.

Interest Expense, net

				% Change
	2002	2001	2000	2002	2001

Interest expense, net	$(142)	$(152)	$(187)	6	19

2002

Net interest expense declined 6% primarily due to lower average debt levels, partially offset by increased losses of $10 million on investments used to hedge a portion of our deferred compensation liability. Decreases in borrowing rates were offset by decreases in investment rates.

2001

Net interest expense declined 19%. Interest expense declined primarily as a result of significantly lower average debt levels. Interest income declined as 2000 includes $19 million in gains from prepaid forward contracts. Excluding the prepaid forward contracts, interest income increased slightly as the impact of higher average investment balances was largely offset by lower average interest rates and losses on the investments hedging a portion of our deferred compensation liability.

Effective Tax Rate

	2002	2001	2000

Effective tax rate	31.9%	33.9%	32.4%

2002

The effective tax rate decreased 2 percentage points compared to prior year. The adoption of SFAS 142 reduced the rate by 0.8 percentage points. The impact of nondeductible merger-related costs on the rate decreased from 1.9 percentage points in 2001 to 0.7 percentage points in 2002. Excluding the impact of nondeductible merger-related costs in 2002, our effective tax rate would have been 31.2%.

2001

The effective tax rate increased 1.5 percentage points primarily due to limited tax benefits associated with merger-related costs, partially offset by lower taxes on foreign results.

Net Income and Net Income per Common Share

				% Change
	2002	2001	2000	2002	2001

Net income	$3,313	$2,662	$2,543	24	5

Net income per common share – diluted	$1.85	$1.47	$1.42	26	4

2002

Net income increased 24% and the related net income per common share increased 26%. These increases primarily reflect the solid operating profit growth, lower merger-related costs and the adoption of SFAS 142. Net income per common share also reflects the benefit of a reduction in average shares outstanding primarily as a result of increased share buyback activity. Merger-related costs reduced net income per common share by $0.11 in 2002.

2001

Net income increased 5% and the related net income per common share increased 4%. These increases primarily reflect increased operating profit, reduced other impairment and restructuring costs, lower net interest expense, and a lower effective tax rate, partially offset by merger-related costs.

Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Prior year amounts reflect the adoption of SFAS 142 and consolidation of SVE and exclude the results of divested businesses. In addition, when our fiscal year contains a 53rd week, as occurred in 2000, our divisions are managed on a fifty-two week basis and, accordingly, the 53rd week is excluded from the results below. For additional information on these items and our divisions, see Note 1 to our consolidated financial statements.

Frito-Lay North America

				% Change
	2002	2001	2000	2002	2001

Net sales	$8,565	$8,216	$7,769	4	6

Operating profit	$2,216	$2,056	$1,875	8	10

2002

Pound volume grew 4% primarily due to new products, strong growth in branded snack mix, single-digit growth in Cheetos cheese flavored snacks, Doritos tortilla chips, branded dips and Quaker Chewy Granola bars, and double-digit growth in Rold Gold pretzels. Go Snacks significantly contributed to the new product growth and Munchies drove the branded snack mix growth. These gains were partially offset by a single-digit decline in Ruffles potato chips.

Growth in net sales of 4% and operating profit of 8% reflects the increased volume. Approximately half of the net sales growth came from new products. Increased promotional spending more than offset favorable mix and other pricing. Lower costs, particularly performance-based compensation and commodity prices for vegetable oils and natural gas, contributed 4 percentage points of the operating profit growth.

2001

Pound volume advanced 3%. This growth was led by single-digit growth in Lay’s potato chips, Cheetos cheese flavored snacks, Doritos tortilla chips, Fritos corn chips and the introduction of our new Lay’s Bistro Gourmet potato chips. These gains were partially offset by a double-digit decline in Ruffles potato chips.

Growth in net sales of 6% and operating profit of 10% primarily reflects higher effective net pricing and the increased volume. Lay’s Bistro Gourmet potato chips contributed nearly 1 percentage point to the sales growth. Advertising and marketing expenses grew at a faster rate than sales, also negatively impacting operating profit growth.

Frito-Lay International

				% Change
	2002	2001	2000	2002	2001

Net sales	$5,713	$5,492	$5,172	4	6

Operating profit	$781	$651	$577	20	13

2002

Volume grew 6% primarily reflecting 3% growth in salty snacks, 8% growth in sweet snacks and 6% growth in foods. Single-digit growth at Walkers and Sabritas contributed over 70% of the salty volume growth. Strong single-digit growth at Gamesa contributed nearly 80% of the sweet growth and the introduction of Chipita croissants in Russia contributed the remainder. Brazil drove the foods volume.

Unfavorable foreign currencies in Mexico, Argentina and Brazil reduced net sales growth by 4 percentage points. This impact was partially offset by the favorable 1 percentage point impact of the British pound and the euro. Foreign currency was not a factor in operating profit growth as the unfavorable Mexican peso offset the favorable impact of the British pound and, as a result of operating losses, the Argentinean peso.

Growth in net sales of 4% and operating profit of 20% primarily reflects solid results at Walkers, Gamesa and Sabritas. The impact of higher net effective pricing in Brazil and Argentina contributed 1 percentage point to net sales growth. These gains were partially offset by the impact of unfavorable foreign currencies. Walkers and Gamesa together contributed over 60% of the net sales growth and nearly half of the operating profit growth. Favorable advertising and marketing costs at Sabritas also contributed to operating profit growth.

2001

Volume increased 6%, reflecting growth in the salty and sweet categories. The salty volume grew 9% led by double-digit growth at SVE, in Brazil and in Poland, single-digit growth at Walkers and 2 percentage points of growth from acquisitions. Sweet volume grew 5% driven by growth at Gamesa.

Growth in net sales of 6% and operating profit of 13% primarily reflects solid results from Walkers, Gamesa and Poland, effective net pricing at Sabritas and Gamesa, and the impact of acquisitions. Macroeconomic conditions in Argentina negatively impacted operating profit growth. Unfavorable foreign currency movements in Brazil and the United Kingdom decreased net sales by 4 percentage points and operating profit growth by 2 percentage points.

Pepsi-Cola North America

				% Change
	2002	2001	2000	2002	2001

Net sales	$3,365	$3,189	$2,657	6	20

Operating profit	$987	$881	$820	12	7

2002

Concentrate shipments and equivalents increased 2% driven by strong double-digit growth in Aquafina, the introductions of Lipton Brisk Lemonade and Pepsi Blue, and continued growth of Pepsi Twist, Code Red and Sierra Mist. Trademark Mountain Dew was flat compared to prior year reflecting the double-digit growth of Code Red offset by declines in base Mountain Dew. Trademark Pepsi was down slightly compared to prior year as gains from Pepsi Twist and Pepsi Blue were more than offset by declines in base Pepsi. BCS increased 2% over the prior year.

Net sales increased 6% and operating profit increased 12%. These increases reflect higher concentrate pricing contributing 3 percentage points to net sales growth and substantially all of the operating profit growth. These increases also reflect volume from the new product introductions, increased Aquafina royalties and higher national fountain pricing, partially offset by lower concentrate volume, costs associated with litigation, increased inventory costs and increased advertising and marketing expenses related to our new products. New products contributed approximately 2 percentage points to the net sales growth. Advertising and marketing costs, costs of sales and general and administrative expenses grew at a slower rate than sales.

As in 2002, we expect concentrate pricing to favorably impact our results due to the 2% price increase effective in the first quarter of 2003. In addition, our carbonated soft drink volume will be favorably impacted by the expanded distribution of Sierra Mist by many of our U.S. bottlers as these bottlers distribute Sierra Mist as their exclusive lemon-lime brand.

2001

Concentrate shipments and equivalents increased 4%. This increase was primarily driven by high single-digit growth in Mountain Dew reflecting the introduction of Code Red, strong growth in Sierra Mist and Aquafina, the acquisition of SoBe and the launch of Dole. These gains were partially offset by a low single-digit decline in trademark Pepsi, which was mitigated by the successful launch of Pepsi Twist, and a double-digit decline in Slice as a result of the introduction of Sierra Mist. Bottler case sales volume increased 4%. The carbonated soft drink portfolio and the acquisition of SoBe each contributed 1 percentage point to both concentrate shipments and equivalents and bottler case sales growth.

Growth in net sales of 20% and operating profit of 7% primarily reflects the increased volume and higher effective net pricing. The acquisition of SoBe and our new products Dole, Mountain Dew Code Red, Sierra Mist and Pepsi Twist, accounted for the majority of the revenue growth. SoBe and Dole are sold as finished product to our bottlers. Accordingly, net sales growth was accelerated due to their significantly higher price per unit for these products. The SoBe acquisition contributed 7 percentage points to net sales growth. These gains were partially offset by increased customer support.

Operating profit growth was slowed by the increased advertising and marketing expenses and general and administrative expenses. General and administrative expenses grew at a significantly faster rate than sales. The SoBe acquisition reduced operating profit growth by 4 percentage points primarily due to brand amortization.

Gatorade/Tropicana North America

				% Change
	2002	2001	2000	2002	2001

Net sales	$3,835	$3,699	$3,514	4	5

Operating profit	$590	$585	$554	1	6

2002

Overall volume grew 8% reflecting strong 17% growth in Gatorade products and a 1% decline in Tropicana products. The Gatorade volume growth resulted from new product introductions and the national launch of Propel. Excluding the loss of the single serve Pure Premium business at Burger King, Tropicana volume growth was nearly 1% as gains in Tropicana chilled products, driven by Pure Premium nutritionals and Dole blends, were offset by declines in Tropicana ambient products led by Twister.

Net sales increased 4% and operating profit increased 1% primarily due to the volume gains and favorable product mix. The volume gains contributed over 7 percentage points to the net sales growth which were greatly offset by increased promotional spending. The increased promotional spending reflects the competitive marketplace and chilled juice and juice drink category softness. Operating profit benefited from lower costs driven by merger-related synergies.

2001

Overall volume grew 4%. This growth was led by three new Gatorade flavors and double-digit growth in Tropicana Pure Premium nutritionals, offset by low double-digit declines in Tropicana Season’s Best.

Net sales increased 5% and operating profit increased 6% due to the volume gains and higher effective net pricing for Gatorade. Operating profit also benefited from lower general and administrative expenses, partially offset by higher advertising and marketing expenses and higher Tropicana manufacturing costs as a result of lower fruit yields, higher energy costs and lower production leverage.

PepsiCo Beverages International

				% Change
	2002	2001	2000	2002	2001

Net sales	$2,036	$2,012	$1,981	1	2

Operating profit	$261	$212	$161	23	32

2002

BCS increased 5% reflecting broad-based increases led by strong double-digit growth in China, India, Turkey and Russia. These advances were partially offset by declines in Argentina due to poor macroeconomic conditions. For the year, total concentrate shipments to franchisees grew 6%, while their BCS grew at a slower rate.

Unfavorable foreign currency movements reduced net sales growth by 2 percentage points and operating profit by 7 percentage points as currency weaknesses in Latin America and Egypt were partially offset by stronger currencies in Europe.

Net sales increased 1% and operating profit increased 23% due to the volume gains partially offset by the unfavorable effect of foreign currency movements. We franchised our Gatorade business in certain countries and, as a result, we now sell concentrate as opposed to full goods to bottlers in these countries. The impact of the franchising reduced net sales growth by 2 percentage points. The Gatorade franchising increased operating profit growth by 13 percentage points as a result of prior year operating losses. This growth was partially offset by increases in general and administrative and advertising and marketing expenses.

2001

BCS increased 4.5% due to broad-based increases led by Russia, China and Brazil. These increases were partially offset by pricing-related declines in Mexico and Saudi Arabia coupled with a macroeconomic decline in Turkey. For the year, total concentrate shipments to franchisees grew 3%, while their BCS grew at about the same rate.

Net sales increased 2% and operating profit increased 32% primarily due to the volume gains and higher effective net pricing, partially offset by a net unfavorable foreign currency impact. The net unfavorable foreign currency impact reduced net sales growth by 4.5 percentage points, primarily in Europe, Brazil and Egypt, and reduced operating profit growth by 11 percentage points, primarily in Europe. Overall margin improvements contributed to operating profit growth.

Quaker Foods North America

				% Change
	2002	2001	2000	2002	2001

Net sales	$1,491	$1,466	$1,453	2	1

Operating profit	$481	$399	$369	21	8

2002

Pound volume increased 2%. Hot cereals and ready-to-eat cereals each contributed 1 percentage point of volume growth driven by new product introductions and product news.

Growth in net sales of 2% and operating profit of 21% was due to increased cereal volume. In addition, the benefit of productivity, merger-related synergies and lower advertising and marketing expense, partially offset by higher oat prices, contributed more than 15 percentage points of the operating profit growth.

2001

Pound volume decreased 1% driven by declines in ready-to-eat cereals and bulk cornmeal and oats products, largely offset by growth in hot cereals. The hot cereals growth resulted primarily from new products and flavor varieties.

Growth in net sales of 1% and operating profit of 8% was primarily due to higher effective net pricing, reflecting a mix shift to higher priced products, and the price increases for cereals which more than offset lower overall volume.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(in millions)	2002	2001	2000

Operating Activities
Net income	$3,313	$2,662	$2,543
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,112	1,082	1,093
Merger-related costs	224	356	–
Other impairment and restructuring charges	–	31	184
Cash payments for merger-related costs and other restructuring charges	(123)	(273)	(38)
Pension plan contributions	(820)	(446)	(103)
Bottling equity income, net of dividends	(222)	(103)	(74)
Deferred income taxes	288	162	33
Deferred compensation – ESOP	–	48	36
Other noncash charges and credits, net	263	209	303
Changes in operating working capital, excluding effects of acquisitions and dispositions
Accounts and notes receivable	(260)	7	(52)
Inventories	(53)	(75)	(51)
Prepaid expenses and other current assets	(78)	(6)	(35)
Accounts payable and other current liabilities	426	(236)	219
Income taxes payable	278	394	335

Net change in operating working capital	313	84	416
Other	279	8	(215)

Net Cash Provided by Operating Activities	4,627	3,820	4,178

Investing Activities
Capital spending	(1,437)	(1,324)	(1,352)
Sales of property, plant and equipment	89	–	57
Acquisitions and investments in noncontrolled affiliates	(351)	(432)	(98)
Divestitures	376	–	33
Short-term investments, by original maturity
More than three months – purchases	(62)	(2,537)	(4,950)
More than three months – maturities	833	2,078	4,585
Three months or less, net	(14)	(41)	(9)
Snack Ventures Europe consolidation	39	–	–

Net Cash Used for Investing Activities	(527)	(2,256)	(1,734)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(in millions)	2002	2001	2000

Financing Activities
Proceeds from issuances of long-term debt	11	324	130
Payments of long-term debt	(353)	(573)	(879)
Short-term borrowings, by original maturity
More than three months – proceeds	707	788	198
More than three months – payments	(809)	(483)	(155)
Three months or less, net	40	(397)	1
Cash dividends paid	(1,041)	(994)	(949)
Share repurchases – common	(2,158)	(1,716)	(1,430)
Share repurchases – preferred	(32)	(10)	–
Quaker share repurchases	–	(5)	(254)
Proceeds from reissuance of shares	–	524	–
Proceeds from exercises of stock options	456	623	690

Net Cash Used for Financing Activities	(3,179)	(1,919)	(2,648)

Effect of exchange rate changes on cash and cash equivalents	34	–	(4)

Net Increase/(Decrease) in Cash and Cash Equivalents	955	(355)	(208)
Cash and Cash Equivalents, Beginning of Year	683	1,038	1,246

Cash and Cash Equivalents, End of Year	$1,638	$683	$1,038

See accompanying notes to consolidated financial statements.

OUR LIQUIDITY AND CAPITAL RESOURCES

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world. Our principal source of liquidity is operating cash flows, which are derived from net income. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. We focus on management operating cash flow as a key element in achieving maximum shareholder value.

Operating Activities

In 2002, net cash provided by operating activities of $4.6 billion primarily reflects our solid business results and our emphasis on working capital efficiencies. Net cash provided by operating activities includes pension plan contributions of $820 million and a net tax refund of approximately $250 million in 2002. We expect pension plan contributions to be at a significantly lower level in 2003.

In 2001, net cash provided by operating activities of $3.8 billion primarily reflects our solid business results less cash paid for merger-related costs and other restructuring charges.

Investing Activities

In 2002, net cash used in investing activities of $0.5 billion primarily reflects capital spending and acquisitions, primarily the Wotsits brand in the United Kingdom, partially offset by maturities of short-term investments of $0.8 billion, and proceeds from the Pepsi-Gemex transaction.

In 2001, net cash used in investing activities of $2.3 billion primarily reflects capital spending, the acquisition of SoBe and purchases of short-term investments of $0.5 billion.

Capital spending was $1.4 billion in 2002, $1.3 billion in 2001 and $1.4 billion in 2000. We expect capital spending to continue at a rate of approximately 5.5% to 6% of net sales.

Financing Activities

In 2002, cash used for financing activities of $3.2 billion primarily reflects share repurchases of $2.2 billion and dividend payments of $1 billion. Our policy is to pay dividends equal to approximately one-third of our previous year’s net income.

In 2001, cash used for financing activities of $1.9 billion primarily reflects share repurchases of $1.7 billion and dividend payments of $1.0 billion. These payments were partially offset by the net proceeds of $524 million from the issuance of 13.2 million shares of our repurchased common stock to qualify for pooling-of-interests accounting treatment in connection with the merger with Quaker.

In 2002, our Board of Directors authorized a share repurchase program of up to $5 billion over a three-year period. In 2003, we expect share repurchases to continue at a level consistent with the years presented. In 2001, subsequent to our merger with Quaker, we repurchased shares of our common stock, as permitted by the emergency and exemptive orders from the Securities and Exchange Commission aimed at facilitating the reopening of the United States equities market on September 17, 2001, following the events of September 11th. Our Board of Directors authorized the repurchase of up to $2 billion worth of our common stock during the terms of these orders. Repurchases under these orders did not compromise our accounting for the Quaker merger. All prior authorizations for share repurchases had been rescinded as a result of the PepsiCo and Quaker merger.

Management Operating Cash Flow

Management operating cash flow is the primary measure management uses to monitor cash flow performance. It is not a measure calculated under United States generally accepted accounting principles. We believe capital spending is a recurring and essential use of cash necessary to maintain our operating capabilities. The table below reconciles net cash provided by operating activities as reflected in our Consolidated Statement of Cash Flows to our management operating cash flow.

	2002	2001	2000
Net cash provided by operating activities	$4,627	$3,820	$4,178
Capital spending	(1,437)	(1,324)	(1,352)
Sales of property, plant and equipment	89	–	57
After-tax interest and forex	10	87	116

Management operating cash flow	$3,289	$2,583	$2,999

Management operating cash flow was used primarily to fund share repurchases and dividend payments. In 2000, management operating cash flow was also used to reduce long-term debt. We expect management operating cash flow for fiscal year 2003 to remain strong and at levels consistent with the years presented above. However, see “ Cautionary Statements” for certain factors that may impact our operating cash flows.

Credit Ratings

Our debt ratings of A1 from Moody’s and A from Standard & Poor’s contribute to our ability to access global capital markets. Each rating is considered a strong investment grade bond rating with strong debt protection measures. These ratings reflect the third highest rankings out of nine-tier ranking systems. They reflect our strong operating cash flows and include the impact of the cash flows and debt of our anchor bottlers. We have maintained these healthy ratings since 1989, demonstrating the stability of our operating cash flows.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 to our consolidated financial statements for a description of our credit facilities and long-term contractual commitments.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. As of year-end 2002, we believe it is remote that these guarantees would require any cash payment. See Note 9 to our consolidated financial statements for a description of our off-balance sheet arrangements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 28, 2002 and December 29, 2001

(in millions except per share amounts)	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$1,638	$683
Short-term investments, at cost	207	966

	1,845	1,649
Accounts and notes receivable, net	2,531	2,142
Inventories	1,342	1,310
Prepaid expenses and other current assets	695	752

Total Current Assets	6,413	5,853

Property, Plant and Equipment, net	7,390	6,876
Amortizable Intangible Assets, net	801	875
Nonamortizable Intangible Assets	4,418	3,966
Investments in Noncontrolled Affiliates	2,611	2,871
Other Assets	1,841	1,254

Total Assets	$23,474	$21,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term obligations	$562	$354
Accounts payable and other current liabilities	4,998	4,461
Income taxes payable	492	183

Total Current Liabilities	6,052	4,998

Long-Term Debt Obligations	2,187	2,651
Other Liabilities	4,226	3,876
Deferred Income Taxes	1,718	1,496

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(48)	(15)

Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (issued 1,782 shares)	30	30
Capital in excess of par value	–	13
Retained earnings	13,464	11,519
Accumulated other comprehensive loss	(1,672)	(1,646)

	11,822	9,916
Less: repurchased common stock, at cost (60 and 26 shares, respectively)	(2,524)	(1,268)

Total Common Shareholders’ Equity	9,298	8,648

Total Liabilities and Shareholders’ Equity	$23,474	$21,695

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Shareholders’ Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(in millions)

	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	1,782	$30	2,029	$34	2,030	$34
Quaker share repurchases	–	–	–	–	(9)	–
Stock option exercises	–	–	6	–	–	–
Quaker stock option exercises	–	–	3	–	8	–
Shares issued to effect merger	–	–	(256)	(4)	–	–

Balance, end of year	1,782	30	1,782	30	2,029	34

Capital in Excess of Par Value
Balance, beginning of year		13		375		559
Quaker share repurchases		–		–		(236)
Stock option exercises (a)		(9)		82		52
Reissued shares		–		150		–
Shares issued to effect merger		–		(595)		–
Other		(4)		1		–

Balance, end of year		–		13		375

Deferred Compensation
Balance, beginning of year		–		(21)		(45)
Net activity		–		21		24

Balance, end of year		–		–		(21)

Retained Earnings
Balance, beginning of year		11,519		16,510		14,921
Net income (b)		3,313		2,662		2,543
Shares issued to effect merger		–		(6,644)		–
Cash dividends declared – common		(1,042)		(1,005)		(950)
Cash dividends declared – preferred		(4)		(4)		(4)
Stock option exercises (a)		(322)		–		–

Balance, end of year		13,464		11,519		16,510

Accumulated Other Comprehensive Loss
Balance, beginning of year		(1,646)		(1,374)		(1,085)
Currency translation adjustment (b)		56		(218)		(289)
Cash flow hedges, net of tax (b)		18		(18)
Minimum pension liability adjustment, net of tax (b)		(99)		(38)		(2)
Other (b)		(1)		2		2

Balance, end of year		(1,672)		(1,646)		(1,374)

Repurchased Common Stock
Balance, beginning of year	(26)	(1,268)	(280)	(7,920)	(271)	(7,306)
Share repurchases	(53)	(2,192)	(35)	(1,716)	(38)	(1,430)
Stock option exercises	19	931	20	751	29	816
Reissued shares	–	–	13	374	–	–
Shares issued to effect merger	–	–	256	7,243	–	–
Other	–	5	–	–	–	–

Balance, end of year	(60)	(2,524)	(26)	(1,268)	(280)	(7,920)

Total Common Shareholders’ Equity		$9,298		$8,648		$7,604

(a)	Includes total tax benefit of $143 million in 2002, $212 million in 2001 and $177 million in 2000.
(b)	Combined these amounts represent total comprehensive income of $3,287 million in 2002, $2,390 million in 2001 and $2,254 million in 2000.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our ownership interest. We do not control these other affiliates as our ownership in these other affiliates is generally less than fifty percent. Our share of the net income of noncontrolled bottling affiliates is reported in our income statement as bottling equity income. See Note 8 for additional information on our noncontrolled bottling affiliates. Our share of other noncontrolled affiliates is included in division operating profit. As a result of changes in the operations of our European snack joint venture, Snack Ventures Europe (SVE), we determined that effective in 2002, consolidation was required. Therefore, SVE’s results of operations are consolidated with PepsiCo in 2002. Intercompany balances and transactions are eliminated.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every fifth or sixth year. The fiscal year ended December 30, 2000 consisted of fifty-three weeks.

The impact of the 53rd week and certain other items, such as merger-related costs (described in Note 3), the adoption of SFAS 142 (described in Note 4) and the SVE consolidation affect the comparability of our consolidated results. For additional unaudited information on these items, see “ Our Divisions” below and “ Items Affecting Comparability” in Management’s Discussion and Analysis.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2002 presentation.

Our Divisions

We manufacture, market and sell a variety of salty, sweet and grain-based snacks, carbonated and noncarbonated beverages, and foods through our North American and international business divisions. Our North American divisions include the United States and Canada. The accounting policies for the divisions are the same as those described in Note 2.

Division results are based on how our Chief Executive Officer manages our divisions. Beginning in 2003, we will combine our North American beverage businesses as PepsiCo Beverages North America and our international food and beverage businesses as PepsiCo International to reflect operating and management changes. Merger-related costs and significant other impairment and restructuring charges are not included in division results. In addition, prior year division results are adjusted to reflect the adoption of SFAS 142 and consolidation of SVE, and exclude divested businesses. For additional unaudited information on our divisions, see “ Our Operations” in Management’s Discussion and Analysis.

	2002	2001	2000	2002	2001	2000

	Net Sales			Operating Profit
Snacks
– FLNA	$ 8,565	$ 8,216	$ 7,769	$2,216	$2,056	$1,875
– FLI	5,713	5,492	5,172	781	651	577
Beverages
– PCNA	3,365	3,189	2,657	987	881	820
– GTNA	3,835	3,699	3,514	590	585	554
– PBI	2,036	2,012	1,981	261	212	161
QFNA	1,491	1,466	1,453	481	399	369

Total division	25,005	24,074	22,546	5,316	4,784	4,356
Divested businesses	107	144	145	15	29	36
Corporate				(377)	(371)	(331)

	25,112	24,218	22,691	4,954	4,442	4,061
Merger-related costs	–	–	–	(224)	(356)	–
Other impairment and restructuring charges	–	–	–	–	(31)	(184)
Other	–	–	–	–	2	(17)
SVE consolidation	–	(706)	(648)	–	(13)	(16)
SFAS 142 adoption	–	–	–	–	(23)	(88)
53rd week in 2000	–	–	294	–	–	62

Total	$25,112	$23,512	$22,337	$4,730	$4,021	$3,818

Divested Businesses – During 2002, we sold our Quaker Foods North America bagged cereal business and our Frito-Lay International food businesses in Colombia and Venezuela. A net loss of $5 million was recorded on the sale of these businesses. The net loss and results prior to the divestitures are presented as divested businesses. Prior year division operating results have been reclassified as follows:

	2001	2000	2001	2000

	Net Sales		Operating Profit
Frito-Lay International	$ 44	$ 41	$ 6	$ 6
Quaker Foods North America	100	104	23	30

	$144	$145	$29	$36

Corporate – Corporate includes costs of our corporate headquarters, centrally managed initiatives, unallocated insurance and benefit programs, foreign exchange transaction gains and losses and certain one-time charges.

Merger-Related Costs – See Note 3.

Other Impairment and Restructuring Charges – We incurred other impairment and restructuring costs for Quaker’s supply chain reconfiguration and manufacturing and distribution optimization project initiated in 1999. Approximately $14 million of these costs remain payable at December 28, 2002 and $23 million was payable at December 29, 2001.

Other – This adjustment primarily reflects the reclassification of our prepaid forward contracts. For more unaudited information on these prepaid forward contracts, see “ Items Affecting Comparability” in Management’s Discussion and Analysis.

The following items are necessary to reconcile division results to consolidated results since, as noted above, division results are presented as managed.

SVE Consolidation – We have consolidated SVE in 2002. As a result, prior period amounts were adjusted to include SVE for planning and performance measurement purposes as follows:

	2001	2000

Frito-Lay International net sales	$706	$648
Frito-Lay International operating profit	$14	$17
Corporate	$(1)	$(1)

SFAS 142 Adoption – In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which eliminated amortization of goodwill and perpetual brands, and resulted in an acceleration of the amortization of certain of our other intangibles. See Note 4 for additional information, and the after-tax impact. After adoption, prior period division results were adjusted for planning and performance measurement purposes as follows:

	2001	2000

Frito-Lay International	$ 18	$ 32
Pepsi-Cola North America	(50)	–
PepsiCo Beverages International	(21)	(20)
Gatorade/Tropicana North America	69	69
Quaker Foods North America	7	7

	$ 23	$ 88

53rd Week in 2000 – Since we manage our results on a fifty-two week basis, the impact of the 53rd week in 2000 is excluded as follows:

	Net Sales	Operating Profit

Frito-Lay North America	$164	$40
Frito-Lay International	61	10
Pepsi-Cola North America	36	13
Gatorade/Tropicana North America	33	5

	$294	68

Corporate		(6)

		$62

Other Division Information

	2002	2001	2000	2002	2001	2000

	Total Assets			Capital Spending
Snacks
– FLNA	$ 5,099	$ 4,623	$ 4,282	$ 523	$ 514	$ 524
– FLI (a)	5,131	4,321	4,278	337	290	276
Beverages
– PCNA	1,380	1,325	836	135	70	59
– GTNA	4,311	4,078	3,893	232	289	261
– PBI	2,144	2,038	2,202	136	95	98
QFNA	1,001	878	917	50	55	95

Total division	19,066	17,263	16,408	1,413	1,313	1,313
Divested businesses	–	58	80	1	3	3
Corporate (b)	2,072	1,927	1,737	23	8	36
Investments in bottling affiliates	2,336	2,447	2,532	–	–	–

	$23,474	$21,695	$20,757	$1,437	$1,324	$1,352

	2002	2001	2000	2002	2001	2000

	Amortization of Intangible Assets			Depreciation and Other Amortization
Snacks
– FLNA	$ 3	$ 7	$ 7	$399	$377	$374
– FLI	27	31	13	219	211	206
Beverages
– PCNA	70	69	2	69	64	94
– GTNA	–	–	–	137	129	118
– PBI	37	37	36	81	99	111
QFNA	1	1	1	37	41	49

Total division	138	145	59	942	921	952
Divested businesses	–	–	–	3	4	3
Corporate	–	–	–	29	18	16
SVE consolidation	–	(3)	–	–	(26)	(25)
SFAS 142 adoption	–	23	88	–	–	–

	$138	$165	$147	$974	$917	$946

	2002	2001	2000	2002	2001	2000

	Net Sales			Long-Lived Assets(c)
United States	$16,588	$15,976	$15,076	$9,767	$9,439	$9,035
Mexico	2,686	2,609	2,404	764	1,065	934
United Kingdom	1,106	954	946	1,529	1,104	1,156
Canada	967	896	866	410	375	367
All other countries	3,765	3,077	3,045	2,750	2,605	2,759

	$25,112	$23,512	$22,337	$15,220	$14,588	$14,251

(a)	Frito-Lay International assets include investments in noncontrolled affiliates, principally Productos SAS, of $145 million in 2002 and $155 million in 2001.
(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments primarily held outside the United States and property, plant and equipment.
(c)	Long-lived assets represent net property, plant and equipment, nonamortizable and net amortizable intangible assets and investments in noncontrolled affiliates.

Note 2 – Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon delivery to our customers in accordance with written sales terms that do not allow for a right of return. However, our policy for direct-store-delivery and chilled products is to remove and replace out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Based on our historical experience with this practice, we have reserved for anticipated out-of-date product. For additional unaudited information on our revenue recognition and related policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Sales Incentives and Other Marketplace Spending

We offer sales incentives through various programs to our customers, consumers and, for PCNA, directly to certain retailers. Sales incentives are accounted for as a reduction to sales and totaled $5.5 billion in 2002, $4.7 billion in 2001 and $4.3 billion in 2000. These sales incentives include the impact of adopting EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which reduced our net sales by $3.4 billion in 2001 and $3.1 billion in 2000, with selling, general and administrative expenses reduced by the same amounts. Most of these incentive arrangements have terms of no more than one year. However, we have arrangements, such as fountain pouring rights, which extend up to twelve years. Costs incurred to obtain these rights are expensed over the contract period and the remaining balance of $349 million at December 28, 2002 and $374 million at December 29, 2001 is primarily reported in other assets in the Consolidated Balance Sheet. For additional unaudited information on our sales incentives, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Other marketplace spending includes the costs of advertising and other marketing activities and is reported as selling, general and administrative expenses. Advertising expenses were $1.5 billion in 2002 and $1.7 billion in 2001 and 2000. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,
•	promotional materials in inventory, and
•	production costs of future media advertising.

Deferred advertising costs of $147 million at year-end 2002 and $111 million at year-end 2001 are classified as prepaid expenses in the Consolidated Balance Sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses for direct-store-delivery distribution systems. For our other distribution systems, these costs are reported in cost of sales. Shipping and handling expenses classified as selling, general and administrative expenses were $2.8 billion in 2002, $2.6 billion in 2001 and $2.5 billion in 2000.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and other contractual and commercial obligations, see Note 9.

Other Significant Accounting Policies

Our other significant accounting policies are disclosed as follows:

•	Income Taxes – Note 5 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.
•	Pension and Retiree Medical Plans – Note 6 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.
•	Employee Stock Options – Note 7.
•	Risk Management – Note 10 and, for additional unaudited information, see “ Our Market Risks” in Management’s Discussion and Analysis.
•	Property, Plant and Equipment and Intangible Assets – Note 4 and, for additional unaudited information on brands and goodwill, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Pending Accounting Changes

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We currently have no significant asset retirement obligations, and therefore, adoption will have no impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS 146 is effective for restructuring activity initiated after December 31, 2002.

Note 3 – Our Merger with Quaker

On August 2, 2001, we completed our merger with Quaker. Under the terms of the merger agreement, we issued approximately 306 million shares of our common stock in exchange for all the outstanding common stock of Quaker.

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

We have recognized the following costs associated with our merger with Quaker:

	2002	2001

Transaction costs	$ –	$117
Integration and restructuring costs	224	239

Total merger-related costs	$224	$356

After-tax	$190	$322

Per share	$0.11	$0.18

Transaction costs were incurred to complete the merger and consist primarily of fees and expenses for investment bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

Integration and restructuring costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs, asset impairments and other costs related to the integration of Quaker. Employee-related costs include retirement benefit and severance costs and expenses related to change-in-control provisions of pre-merger employment contracts. As of December 28, 2002, an accrual has been recorded for costs associated with the termination of approximately 1,100 corporate, sales, distribution, manufacturing, research, information technology and marketing employees, a majority of which have occurred. We expect to incur additional costs in 2003 to integrate the two companies.

Merger-related integration and restructuring reserves are included within accounts payable and other current liabilities in the Consolidated Balance Sheet.

Merger-related integration and restructuring reserves:

	Integration	Employee Related	Asset Impairment	Facility and Other Exit	Total

2001 costs	$124	$106	$ 1	$ 8	$239
Cash payments	(80)	(33)	–	(2)	(115)
Reclassification to retiree medical/ postemployment liabilities	–	(22)	–	–	(22)
Other noncash utilization	(22)	–	(1)	(2)	(25)

Reserves, December 29, 2001	22	51	–	4	77
2002 costs	90	53	56	25	224
Cash payments	(62)	(43)	–	(13)	(118)
Reclassification to retiree medical/ postemployment liabilities	(7)	(9)	–	–	(16)
Other noncash utilization	–	(4)	(56)	(10)	(70)

Reserves, December 28, 2002	$ 43	$ 48	$ –	$ 6	$97

Note 4 – Property, Plant and Equipment and Intangible Assets

	Useful Life	2002	2001	2000

Property, plant and equipment, net
Land and improvements		$ 504	$ 464
Buildings and improvements	20 – 40	3,119	2,846
Machinery and equipment, including fleet	5 – 15	9,005	8,135
Construction in progress		767	735

		13,395	12,180
Accumulated depreciation		(6,005)	(5,304)

		$ 7,390	$ 6,876

Depreciation expense		$929	$843	$840

Amortizable intangible assets, net
Brands	5 – 40	$ 938	$ 869
Other identifiable intangibles	3 – 15	203	207

		1,141	1,076
Accumulated amortization		(340)	(201)

		$ 801	$ 875

Amortization expense		$138	$165	$147

Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization for each of the next five years, based on existing intangible assets and 2002 foreign exchange rates, is expected to be $138 million in 2003, $129 million in 2004 and 2005 and $19 million thereafter.

No impairment charges resulted from the adoption of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives. For additional unaudited information on our amortizable brand policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Nonamortizable Intangible Assets

Perpetual brands and goodwill are assessed for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A perpetual brand is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a division or business. If the fair value of an evaluated asset is less than its book value, the asset is written down based on its discounted future cash flows to fair value. No impairment charges resulted from the required impairment evaluations in 2002. The change in the book value of nonamortizable intangible assets during 2002 is as follows:

	Balance, Beginning of Year	Acquisitions	Translation and Other	Balance, End of Year

Frito-Lay North America
Goodwill	$ 107	$ –	$ 2	$ 109

Frito-Lay International (a)
Goodwill	788	39	109	936
Brands	427	248	45	720

	1,215	287	154	1,656

Gatorade/Tropicana North America
Goodwill	2,148	–	1	2,149
Brands	59	–	–	59

	2,207	–	1	2,208

PepsiCo Beverages International
Goodwill	250	–	–	250

Quaker Foods North America
Goodwill	187	–	–	187

Corporate
Pension intangible	–	–	8	8

Total goodwill	3,480	39	112	3,631
Total brands	486	248	45	779
Total pension intangible	–	–	8	8

	$3,966	$287	$165	$4,418

(a)	Beginning of year balance includes the impact of consolidating Snack Ventures Europe in 2002 for Frito-Lay International.

We adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002. Prior to the adoption of SFAS 142, our nonamortizable intangible assets had useful lives ranging from 20 to 40 years. The following table provides pro forma disclosure of the elimination of goodwill and perpetual brands amortization and the acceleration of certain other amortization as if SFAS 142 had been adopted in 2000:

	2001	2000
Reported net income	$2,662	$2,543
Cease goodwill amortization	112	112
Adjust brands amortization	(67)	(22)
Cease equity investee goodwill amortization	57	61

Adjusted net income	$2,764	$2,694

Reported earnings per common share – basic	$ 1.51	$ 1.45
Cease goodwill amortization	0.06	0.06
Adjust brands amortization	(0.03)	(0.01)
Cease equity investee goodwill amortization	0.03	0.03

Adjusted earnings per common share – basic	$ 1.57	$ 1.53

Reported earnings per common share – diluted	$ 1.47	$ 1.42
Cease goodwill amortization	0.06	0.06
Adjust brands amortization	(0.03)	(0.01)
Cease equity investee goodwill amortization	0.03	0.03

Adjusted earnings per common share – diluted	$ 1.53	$ 1.50

For additional unaudited information on our goodwill and nonamortizable brand policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 5 – Income Taxes

	2002	2001	2000

Income before income taxes
U.S.	$3,516	$2,922	$2,574
Foreign	1,352	1,107	1,187

	$4,868	$4,029	$3,761

Provision for income taxes
Current: U.S. Federal	$ 956	$ 926	$ 958
Foreign	256	226	165
State	55	53	62

	1,267	1,205	1,185

Deferred: U.S. Federal	255	159	31
Foreign	11	(8)	(7)
State	22	11	9

	288	162	33

	$1,555	$1,367	$1,218

	2002	2001	2000

Tax rate reconciliation
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	1.0	1.0	1.2
Lower taxes on foreign results	(3.9)	(4.3)	(2.9)
Merger-related costs and other impairment and restructuring charges	0.9	2.3	(0.2)
Other, net	(1.1)	(0.1)	(0.7)

Effective tax rate	31.9%	33.9%	32.4%

Deferred tax liabilities
Investments in noncontrolled affiliates	$ 753	$ 702
Property, plant and equipment	746	804
Safe harbor leases	57	82
Zero coupon notes	61	68
Intangible assets other than nondeductible goodwill	127	121
Other	669	480

Gross deferred tax liabilities	2,413	2,257

Deferred tax assets
Net carryforwards	504	538
Retiree medical benefits	315	320
Various current and noncurrent liabilities	642	805

Gross deferred tax assets	1,461	1,663
Valuation allowances	(487)	(511)

Deferred tax assets, net	974	1,152

Net deferred tax liabilities	$1,439	$1,105

Included within:
Prepaid expenses and other current assets	$279	$391
Deferred income taxes	$1,718	$1,496

Operating loss carryforwards totaling $3.3 billion at year-end 2002 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.1 billion in 2003, $2.9 billion between 2004 and 2018 and $0.3 billion may be carried forward indefinitely. In addition, certain tax credits generated in prior periods of approximately $72 million are available to reduce certain foreign tax liabilities through 2011. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

We have not recognized any United States tax expense on undistributed international earnings since we have the intention to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings are approximately $7.5 billion at December 28, 2002.

Analysis of valuation allowances:

	2002	2001	2000

Balance, beginning of year	$511	$813	$804
(Benefit)/provision	(22)	(300)	7
Other (deductions)/additions	(2)	(2)	2

Balance, end of year	$487	$511	$813

For additional unaudited information on our income tax policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 6 – Pension and Retiree Medical Plans

Our pension plans cover full-time U.S. employees and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. employees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements and qualify for retirement benefits. We use a September 30 measurement date. Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

	2002	2001	2000

Weighted average pension assumptions
Liability discount rate	6.7%	7.4%	7.7%
Expected return on plan assets	9.1%	9.8%	9.9%
Rate of salary increases	4.4%	4.6%	4.5%
Components of pension expense
Service cost	$ 156	$ 127	$ 120
Interest cost	265	233	221
Expected return on plan assets	(329)	(301)	(277)
Amortization of transition asset	(1)	(2)	(3)
Amortization of prior service costs	6	8	13
Amortization of experience loss/(gain)	5	(9)	(18)

Pension expense	102	56	56
Curtailment/settlement loss	–	1	6
Special termination benefits	9	26	–

Total	$ 111	$ 83	$ 62

	2002	2001	2000

Liability discount rate	6.7%	7.5%	7.8%
Components of retiree medical expense
Service cost	$25	$ 20	$ 22
Interest cost	66	63	58
Amortization of prior service costs	(7)	(12)	(12)
Amortization of experience loss/(gain)	3	–	(1)

Retiree medical expense	87	71	67
Curtailment loss	–	–	2
Special termination benefits	1	1	–

Total	$88	$ 72	$ 69

	2002	2001	2002	2001

	Pension		Retiree Medical
Change in benefit liability
Liability at beginning of year	$3,556	$3,170	$ 911	$834
Service cost	156	127	25	20
Interest cost	265	233	66	63
Plan amendments	12	10	(25)	1
Participant contributions	6	5	–	–
Experience loss	514	170	205	50
Benefit payments	(234)	(170)	(63)	(58)
Curtailment loss	–	2	–	–
Special termination benefits	9	26	1	1
Foreign currency adjustment	40	(17)	–	–

Liability at end of year	$4,324	$3,556	$1,120	$911

Change in fair value of plan assets
Fair value at beginning of year	$3,129	$3,251	$ –	$ –
Actual loss on plan assets	(221)	(382)	–	–
Employer contributions	820	446	63	58
Participant contributions	6	5	–	–
Benefit payments	(234)	(170)	(63)	(58)
Foreign currency adjustment	37	(21)	–	–

Fair value at end of year	$3,537	$3,129	$ –	$ –

Funded status as recognized in the Consolidated Balance Sheet
Funded status at end of year	$ (787)	$ (427)	$(1,120)	$(911)
Unrecognized prior service cost	44	38	(23)	(5)
Unrecognized experience loss	1,631	548	294	91
Unrecognized transition asset	(1)	(2)	–	–

Net amounts recognized	$ 887	$ 157	$ (849)	$(825)

	2002	2001	2002	2001

	Pension		Retiree Medical
Net amounts as recognized in the Consolidated Balance Sheet
Other assets	$1,097	$ 396	$ –	$ –
Intangible assets	8	–	–	–
Accrued benefit liability	(283)	(261)	(849)	(825)
Accumulated other comprehensive income	65	22	–	–

Net amounts recognized	$ 887	$ 157	$(849)	$(825)

Selected information for plans with liability to date in excess of plan assets
Liability for service to date	$(419)	$(252)	$(1,120)	$(911)
Projected benefit liability	$(656)	$(419)	$(1,120)	$(911)
Fair value of plan assets	$182	$ 51	–	–

Of the total projected pension benefit liability at year-end 2002, $416 million relates to plans that we do not fund because of unfavorable tax treatment.

Pension Assets

Pension assets include approximately 5.5 million shares of PepsiCo common stock with a market value of $202 million in 2002, and 4.7 million shares with a market value of $227 million in 2001. Our investment policy limits the investment in PepsiCo stock to 10% of the fair value of plan assets.

Retiree Medical Cost Trend Rates

An average increase of 10% in the cost of covered retiree medical benefits is assumed for 2003. This average increase is then projected to decline gradually to 4.5% in 2007 and thereafter. Generally, our costs are capped at a specified dollar amount, with retirees contributing the remainder. These assumed health care cost trend rates have a significant impact on the retiree medical plan expense and liability. A 1 percentage point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease

2002 service and interest cost components	$7	$(6)
2002 benefit liability	$37	$(34)

Note 7 – Employee Stock Options

Our stock option program is a broad-based program designed to attract and retain talent while creating alignment with the interests of our shareholders. Employees at all levels participate in our stock option program. In addition, members of our Board of Directors receive stock options for their service on our Board. Stock options are granted to employees under the following active plans.

SharePower Stock Option Plan (SharePower)

SharePower options are awarded to all eligible employees based on annual earnings and tenure, become exercisable after three years and have a 10-year term. SharePower options represent approximately 20% of our annual employee option grants. At year-end 2002, 35.1 million shares were available for future awards under SharePower.

Long-Term Incentive Plan (LTIP)

All senior management and certain middle management are awarded LTIP grants, generally based on a multiple of base salary. LTIP options generally become exercisable at the end of three years and have a 10-year term. Beginning in 2001, the entire award was made in stock options. Prior to 2001, two-thirds of the award consisted of stock options with the balance in stock options or paid in cash based on the employee’s selection. Amounts expensed for expected cash payments were $18 million in 2002 and $37 million in 2001 and 2000. At year-end 2002, 36.6 million shares were available for future awards under the LTIP.

Stock Option Incentive Plan (SOIP)

SOIP options are available to middle management employees based on a multiple of base salary. SOIP options generally become exercisable at the end of three years and have a 10-year term. At year-end 2002, 29.3 million shares were available for future awards under the SOIP.

Accounting Policy

We account for employee stock options using the intrinsic value method rather than the fair value method. Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of PepsiCo common stock at the award date over the amount the employee must pay for the stock (exercise price). Our policy is to award stock options with an exercise price equal to the market value at the date of award, and accordingly, no compensation expense is recognized. If the fair value method of accounting had been used, compensation expense would have been recognized over the vesting period of the awards resulting in lower net income and net income per common share as shown below. We have no current plans to change our intrinsic value accounting.

We believe there are a number of valuation issues with the fair value method that still need to be resolved as well as potential changes necessary to reconcile international and United States standards. Upon resolution of these matters, we will be better able to consider implementation of the fair value method.

	2002	2001	2000

Pro forma impact of fair value method
Reported net income	$3,313	$2,662	$2,543
Less: fair value impact of employee stock compensation	(360)	(306)	(200)

Pro forma net income	$2,953	$2,356	$2,343

Earnings per common share
Basic – as reported	$1.89	$1.51	$1.45
Diluted – as reported	$1.85	$1.47	$1.42
Basic – pro forma	$1.68	$1.33	$1.34
Diluted – pro forma	$1.65	$1.30	$1.31
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.4%	4.8%	6.7%
Expected life	6 yrs.	5 yrs.	5 yrs.
Expected volatility	27%	29%	29%
Expected dividend yield	1.14%	0.98%	1.08%

Stock option activity(a):	2002		2001		2000

		Average Price(b)		Average Price(b)		Average Price(b)
	Options		Options		Options
Outstanding at beginning of year	176,922	$32.35	170,640	$28.08	188,661	$25.82
Granted	37,376	48.75	40,432	43.53	28,660	31.92
Exercised	(19,558)	23.32	(29,064)	21.59	(37,039)	18.40
Forfeited/expired	(4,308)	39.01	(5,086)	34.83	(9,642)	33.93

Outstanding at end of year	190,432	36.45	176,922	32.35	170,640	28.08

Exercisable at end of year	82,620	$30.14	83,521	$26.32	75,129	$21.27

Weighted average fair value of options granted		$15.20		$13.53		$12.04

Stock options outstanding and exercisable at December 28, 2002 (a):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Average Life (c)	Average Price (b)	Options	Average Price (b)
$ 5.95 to $18.37	8,867	1.39 yrs.	$14.78	8,867	$14.78
$18.58 to $35.53	77,856	5.30	29.32	38,278	25.55
$36.50 to $51.50	103,709	7.84	43.69	35,475	39.04

	190,432	6.46	36.45	82,620	30.14

(a)	Options in thousands and include options granted under Quaker plans.
(b)	Weighted average exercise price.
(c)	Weighted average contractual life remaining in years.

Note 8 – Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are The Pepsi Bottling Group (PBG) and PepsiAmericas (PAS). These affiliates account for over 40% of our worldwide bottler case sales.

The Pepsi Bottling Group

In addition to approximately 38% of PBG’s outstanding common stock that we own at year-end 2002, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. This gives us economic ownership of approximately 42% of PBG’s combined operations. PBG’s summarized financial information is as follows:

	2002	2001

Current assets	$ 1,737	$1,548
Noncurrent assets	8,290	6,309

Total assets	$10,027	$7,857

Current liabilities	$1,248	$1,081
Noncurrent liabilities	6,607	4,856
Minority interest	348	319

Total liabilities	$8,203	$6,256

Our investment	$1,107	$962

	2002	2001	2000

Net sales	$9,216	$8,443	$7,982
Gross profit	$4,215	$3,863	$3,577
Operating profit	$898	$676	$590
Net income	$428	$305	$229

In December 2002, PBG acquired Pepsi-Gemex, a franchise bottler in Mexico, in which we previously held a 34% ownership interest. Under the terms of the agreement, we received the cash tender price for our Pepsi-Gemex shares, net of a payment of $17 million to PBG. Including the gain from our net investment hedge, the transaction resulted in an after-tax loss of approximately $8 million. The table above includes the results of Pepsi-Gemex from the transaction date forward.

Our investment in PBG was $118 million higher than our ownership interest in their net assets at year-end 2002. Based upon the quoted closing price of PBG shares at year-end 2002, the calculated market value of our shares in PBG, excluding our investment in Bottling Group, LLC, exceeded our investment balance by approximately $1.9 billion.

PepsiAmericas

PepsiAmericas was formed in December 2000 when two of our bottling affiliates, Whitman and PepsiAmericas, merged. At year-end 2002, we owned approximately 39% of the combined company. PepsiAmericas’ summarized financial information is as follows:

	2002	2001

Current assets	$ 550	$ 481
Noncurrent assets	3,013	2,938

Total assets	$3,563	$3,419

Current liabilities	$ 698	$ 643
Noncurrent liabilities	1,416	1,346

Total liabilities	$2,114	$1,989

Our investment	$782	$746

	2002	2001	2000

Net sales	$3,240	$3,144	$2,511
Gross profit	$1,272	$1,232	$1,017
Operating profit	$301	$268	$223
Income from continuing operations	$136	$90	$72
Net income	$130	$19	$80

The above financial information for 2000 includes the results of the former PepsiAmericas after the date of the merger with Whitman.

Our investment in PAS was $215 million higher than our ownership interest in their net assets at year-end 2002. Based upon the quoted closing price of PAS shares at year-end 2002, the calculated market value of our shares in PepsiAmericas was less than our investment balance by approximately $27 million.

Related Party Transactions

Our significant related party transactions involve our noncontrolled bottling affiliates. We sell concentrate to these affiliates that is used in the production of carbonated soft drinks and noncarbonated beverages. The sale of concentrate is reported net of bottler funding. We also sell certain finished goods to these affiliates and we receive royalties for the use of our trademark for certain products. For further unaudited information on these bottlers, see “ Our Customers” in Management’s Discussion and Analysis. These transactions with our bottling affiliates are reflected in the Consolidated Statement of Income as follows:

	2002	2001	2000

Net sales	$3,455	$2,262	$1,978
Selling, general and administrative expenses	$83	$57	$5

As of December 28, 2002, the receivables from these bottling affiliates were $126 million and payables to these affiliates were $122 million. As of December 29, 2001, the receivables from these bottling affiliates were $119 million and payables to these affiliates were $108 million. Such amounts are settled on terms consistent with other trade receivables and payables. See Note 9 regarding our guarantee of certain PBG debt.

In addition, we coordinate, on an aggregate basis, the negotiation and purchase of sweeteners and other raw materials requirements for certain of our bottlers with suppliers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, these transactions are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our anchor bottlers, but we consider this exposure to be remote.

Note 9 – Debt Obligations and Commitments

	2002	2001

Short-term debt obligations
Current maturities of long-term debt	$ 485	$ 319
Other borrowings (5.7% and 6.4%)	452	410
Amounts reclassified to long-term debt	(375)	(375)

	$ 562	$ 354

Long-term debt obligations
Short-term borrowings, reclassified	$ 375	$ 375
Notes due 2003-2026 (4.0% and 4.1%)	1,716	1,986
Zero coupon notes, $625 million due 2003-2012 (12.6%)	338	356
Other, due 2003-2015 (7.6% and 6.9%)	243	253

	2,672	2,970
Less: current maturities of long-term debt obligations	(485)	(319)

	$2,187	$2,651

Short-term borrowings are reclassified to long-term when we have the intent and ability, through the existence of the unused lines of credit, to refinance these borrowings on a long-term basis. The weighted average interest rates in the above table include the impact of outstanding interest rate swaps at year-end. See Note 10 for additional information on our interest rate swaps.

At year-end 2002, we maintained $750 million in corporate lines of credit subject to normal banking terms and conditions. These credit facilities support short-term debt issuances and remained unused at year-end 2002. Of the $750 million, $375 million expires in June 2003 with the remaining $375 million expiring in June 2007. Upon consent of PepsiCo and the lenders, these facilities can be extended an additional year. In addition, $270 million of our debt was outstanding on various lines of credit maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are committed to the extent of our borrowings.

Long-Term Contractual Commitments and Off-Balance Sheet Arrangements

	Payments Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term contractual commitments(a)
Long-term debt obligations(b)	$2,187	$–	$ 603	$ 699	$ 885
Non-cancelable operating leases	526	129	169	91	137
Purchasing commitments	3,307	773	1,006	569	959
Capital equipment commitments	34	34	–	–	–
Marketing commitments	251	75	115	52	9
Other commitments	31	23	8	–	–

	$6,336	$1,034	$1,901	$1,411	$1,990

(a)	Reflects non-cancelable commitments as of December 28, 2002 based on year-end foreign exchange rates
(b)	Excludes current maturities of long-term debt of $485 million which are classified within current liabilities.

Long-term contractual commitments, except for our long-term debt obligations, are not recorded in our Consolidated Balance Sheet. Non-cancelable purchasing, capital equipment and marketing commitments are in the normal course of our business for our projected needs. Our non-cancelable capital equipment commitments primarily relate to our new concentrate plant in Ireland. As bottler funding is negotiated on an annual basis, these commitments are not reflected in our long-term contractual commitments. See Note 8 regarding our commitments to noncontrolled bottling affiliates.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. In connection with these transactions, we have guaranteed $2.3 billion of Bottling Group, LLC’s long-term debt through 2012 and $68 million of YUM! Brand’s, Inc. (YUM) outstanding obligations, primarily property leases. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. Our guarantees of certain obligations ensured YUM’s continued use of these properties. These guarantees would require our cash payment if YUM failed to perform under these lease obligations.

Note 10 – Risk Management

We are exposed to the risk of loss arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and fuel;
•	foreign exchange risks;
•	interest rates on our debt and short-term investment portfolios; and
•	stock prices.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivative instruments designated as cash flow and fair value hedges. See “ Our Market Risks” in Management’s Discussion and Analysis for further unaudited information on our hedges.

For cash flow hedges, changes in fair value are generally deferred in accumulated other comprehensive loss within shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. We do not use derivative instruments for trading or speculative purposes and, to manage credit risk, we limit our exposure to individual counterparties.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and cash flow hedges. We use cash flow hedges, with terms of no more than two years, to hedge price fluctuations in a portion of our anticipated commodity purchases, primarily for corn, natural gas, oats, packaging materials and wheat. Any ineffectiveness is recorded immediately. However, our commodity hedges have not had any material ineffectiveness. We classify both the earnings and cash flow impact from these hedges consistent with the underlying hedged item.

During the next 12 months, we expect to reclassify gains of approximately $4 million from accumulated other comprehensive loss into net income.

Foreign Exchange

Our operations outside of the United States generated 34% of our net sales of which Mexico, the United Kingdom and Canada contributed 19%. As a result, we are exposed to foreign currency risks from unforeseen economic changes and political unrest. On occasion, we enter into fair value hedges, primarily forward contracts, to reduce the effect of foreign exchange rates. Ineffectiveness resulting from our fair value hedges was not material to our results of operations.

In 2002, we hedged 2.1 billion Mexican pesos related to our net investment in Pepsi-Gemex which resulted in a $5 million gain upon our disposal of Pepsi-Gemex described in Note 8.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We have used interest rate swaps to effectively change the interest rate of specific debt issuances, with the objective of reducing our overall borrowing costs.

Late in 2002, we terminated the majority of our interest rate swaps resulting in a gain of approximately $23 million which will be amortized over the remaining term of the related debt. As a result, 12% of our debt at year-end 2002 is exposed to variable interest rates compared to approximately 45% at year-end 2001.

Stock Prices

The portion of our deferred compensation liability that is based on our stock price is subject to market risk. We hold prepaid forward contracts to manage this risk. Changes in the fair value of these contracts are recognized immediately in earnings and are offset by changes in the related compensation liability.

Fair Value

All derivative instruments are recognized in our Consolidated Balance Sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices. Book and fair values of our derivative and financial instruments are as follows:

	2002		2001

	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and cash equivalents	$1,638	$1,638	$683	$683
Short-term investments (a)	$207	$207	$966	$966
Forward exchange contracts (b)	$2	$2	$6	$6
Commodity contracts (b)	$6	$6	$1	$1
Prepaid forward contracts (b)	$96	$96	$65	$65
Interest rate swaps (b)	$1	$1	$32	$32
Liabilities
Forward exchange contracts (c)	$3	$3	$2	$2
Commodity contracts (c)	$2	$2	$17	$17
Debt obligations	$2,749	$3,134	$3,005	$3,270

Included in the Consolidated Balance Sheet under the captions noted above or as indicated below.

(a)	Includes $82 million at December 28, 2002 and $89 million at December 29, 2001 of mutual fund investments used to manage a portion of market risk arising from our deferred compensation liability.
(b)	Included within prepaid expenses and other current assets.
(c)	Included within accounts payable and other current liabilities.

This table excludes guarantees, including our guarantee of $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $35 million at December 28, 2002 and $59 million at December 29, 2001 based on an external estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 – Net Income per Common Share

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and preferred shares were converted into common shares. Options to purchase 69.4 million shares in 2002, 0.4 million shares in 2001 and 0.1 million shares in 2000 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money.

The computations of basic and diluted net income per common share are as follows:

	2002		2001		2000

	Income	Shares (a)	Income	Shares (a)	Income	Shares (a)
Net income	$3,313		$2,662		$2,543
Preferred shares:
Dividends	(4)		(4)		(4)
Redemption	–		(1)		–

Net income available for common shareholders	$3,309	1,753	$2,657	1,763	$2,539	1,748

Basic net income per common share	$1.89		$1.51		$1.45

Net income available for common shareholders	$3,309	1,753	$2,657	1,763	$2,539	1,748
Dilutive securities:
Stock options	–	32	–	39	–	38
ESOP convertible preferred stock	3	3	3	4	2	4
Unvested stock awards	–	1	–	1	–	1

Diluted	$3,312	1,789	$2,660	1,807	$2,541	1,791

Diluted net income per common share	$1.85		$1.47		$1.42

(a)	Weighted average common shares outstanding.

Note 12 – Preferred and Common Stock

As of December 28, 2002, there were 3.6 billion shares of common stock and 3 million shares of convertible preferred stock authorized. The preferred stock was issued only for an employee stock ownership plan (ESOP) established by Quaker and these shares are redeemable by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2002, there are 803,953 preferred shares issued and 602,353 shares outstanding. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends.

As of December 28, 2002, 0.6 million outstanding shares of preferred stock with a fair value of $127 million and 20 million shares of common stock were held in the accounts of ESOP participants. Quaker made the final award to its ESOP plan in June 2001.

Preferred stock activity:

	2002		2001		2000

	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock
Balance, beginning of year	0.8	$41	1.3	$100	1.3	$100
Adjustment to effect merger	–	–	(0.5)	(59)	–	–

Balance, end of year	0.8	$41	0.8	$ 41	1.3	$100

Repurchased preferred stock
Balance, beginning of year	0.1	$15	0.5	$ 51	0.4	$39
Redemptions	0.1	33	0.1	23	0.1	12
Adjustment to effect merger	–	–	(0.5)	(59)	–	–

Balance, end of year	0.2	$48	0.1	$ 15	0.5	$51

Note 13 – Accumulated Other Comprehensive Loss

Comprehensive income is a measure of income which includes both net income and other comprehensive loss. Other comprehensive loss results from items deferred on the balance sheet in shareholders’ equity. Other comprehensive loss was $26 million in 2002, $272 million in 2001 and $289 million in 2000. The accumulated balances for each component of other comprehensive loss were as follows:

	2002	2001	2000

Currency translation adjustment	$(1,531)	$(1,587)	$(1,369)
Cash flow hedges, net of tax (a)	–	(18)	–
Minimum pension liability adjustment (b)	(142)	(43)	(5)
Other	1	2	–

Accumulated other comprehensive loss	$(1,672)	$(1,646)	$(1,374)

(a)	Includes $4 million in 2002 and $7 million in 2001 for our share of our equity investees’ accumulated derivative losses. In addition, 2001 includes $3 million related to the cumulative effect of adopting SFAS 133.
(b)	Net of taxes of $72 million in 2002, $22 million in 2001 and $3 million in 2000. Also, includes $99 million in 2002 and $29 million in 2001 for our share of our equity investees’ minimum pension liability adjustments.

Note 14 – Supplemental Financial Information

	2002	2001	2000

Accounts receivable
Trade receivables	$1,924	$1,663
Other receivables	723	600

	2,647	2,263

Allowance, beginning of year	121	126	$109
Charged to expense	38	41	42
Other additions (a)	3	2	8
Deductions (b)	(46)	(48)	(33)

Allowance, end of year	116	121	$126

Net receivables	$2,531	$2,142

Inventory (c)
Raw materials	$ 525	$ 535
Work-in-process	214	205
Finished goods	603	570

	$1,342	$1,310

Accounts payable and other liabilities
Accounts payable	$1,543	$1,238
Accrued selling, advertising and marketing	716	861
Accrued compensation and benefits	806	789
Dividends payable	259	255
Insurance accruals	168	158
Other current liabilities	1,506	1,160

	$4,998	$4,461

Other liabilities (d)	$4,226	$3,876

Other supplemental information
Rent expense	$194	$165	$171
Interest paid	$119	$159	$226
Income taxes paid	$1,056	$857	$876
Acquisitions (e)
Fair value of assets acquired	$ 626	$ 604	$ 80
Cash paid and debt issued	(351)	(432)	(98)

Liabilities assumed	$ 275	$ 172	$ (18)

(a)	Includes acquisitions and currency translation effects.
(b)	Includes accounts written off and currency translation effects.
(c)	Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 19% in 2002 and 20% in 2001 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories are not material.
(d)	Includes reserves for tax positions when, despite our belief that our position is fully supportable, we believe that our position is likely to be challenged and that we may not succeed.
(e)	Includes our acquisition of the Wotsits brand in the United Kingdom for $228 million in 2002 and the SoBe brand in the United States for $337 million in 2001.

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

Management maintains a system of internal controls designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee of the Board of Directors consists solely of directors who are not salaried employees and who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member. The Committee meets during the year with representatives of management, including internal auditors and the independent auditors to review our financial reporting process and our controls to safeguard assets. Both our independent auditors and internal auditors have free access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 28, 2002 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

/S/ PETER A. BRIDGMAN

Peter A. Bridgman

Senior Vice President and Controller

/S/ INDRA K. NOOYI

Indra K. Nooyi

President and Chief Financial Officer

/S/ STEVEN S REINEMUND

Steven S Reinemund

Chairman of the Board and Chief

  Executive Officer

Independent Auditors’ Report

Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001 and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for each of the years in the three-year period ended December 28, 2002 appearing on pages 20, 32, 33 and 37 through 66. These consolidated financial statements are the responsibility of PepsiCo, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, PepsiCo, Inc. in 2002 adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

New York, New York

February 6, 2003

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales
2002	$5,101	$6,178	$6,376	$7,457
2001(a)	$4,700	$5,865	$5,981	$6,966
Gross profit
2002	$2,783	$3,366	$3,469	$3,997
2001	$2,556	$3,197	$3,254	$3,755
Merger-related costs (b)
2002	$36	$65	$33	$90
2001	–	–	$235	$121
Net income
2002	$651	$888	$969	$805
2001	$570	$798	$627	$667
Net income per common share – basic
2002	$0.37	$0.50	$0.55	$0.46
2001 (c)	$0.33	$0.45	$0.35	$0.38
Net income per common share – diluted
2002	$0.36	$0.49	$0.54	$0.46
2001 (c)	$0.32	$0.44	$0.34	$0.37
Cash dividends declared per common share
2002	$0.145	$0.15	$0.15	$0.15
2001 (d)	$0.14	$0.145	$0.145	$0.145
2002 Stock price per share (e)
High	$51.48	$53.50	$52.00	$45.30
Low	$47.43	$49.88	$35.01	$34.00
Close	$50.90	$50.90	$37.99	$41.67
2001 Stock price per share (e)
High	$49.50	$46.61	$47.99	$50.46
Low	$40.25	$40.90	$43.12	$45.76
Close	$43.85	$43.26	$47.40	$49.05

As a result of the adoption of SFAS 142 and the consolidation of SVE in 2002, the data provided above is not comparable.

(a)	Restated to reflect the adoption of EITF 01-9 in 2002 which reduced net sales and selling, general and administrative expenses by $630 million in the first quarter, $848 million in the second quarter, $925 million in the third quarter and $1 billion in the fourth quarter.
(b)	Merger-related costs ( Note 3):
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Pre-tax	$36	$65	$33	$90
After-tax	$30	$52	$27	$81
Per share	$0.02	$0.02	$0.02	$0.05
2001
Pre-tax	–	–	$235	$121
After-tax	–	–	$231	$91
Per share	–	–	$0.13	$0.05
(c)	In 2001, the net income per common share amounts prior to the effective date of the merger are calculated by (1) combining the weighted average of pre-merger PepsiCo and Quaker common stock after adjusting the number of shares of Quaker common stock, to reflect the exchange ratio of 2.3 shares of PepsiCo common stock for each share of Quaker common; and (2) dividing the combined net income by the result in (1) above.
(d)	Cash dividends declared per common share are those of PepsiCo prior to the effective date of the merger.
(e)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock. Pre-merger amounts are those of PepsiCo prior to the effective date of the merger.

5-Year Summary

	2002	2001	2000

Net sales	$25,112	$23,512	$22,337
Net income	$3,313	$2,662	$2,543
Income per common share – basic	$1.89	$1.51	$1.45
Income per common share – diluted	$1.85	$1.47	$1.42
Cash dividends declared per common share	$0.595	$0.575	$0.555
Total assets	$23,474	$21,695	$20,757
Long-term debt	$2,187	$2,651	$3,009

	1999	1998

Net sales	$22,183	$24,605
Net income	$2,505	$2,278
Income per common share – basic	$1.41	$1.27
Income per common share – diluted	$1.38	$1.23
Cash dividends declared per common share	$0.535	$0.515
Total assets	$19,948	$25,170
Long-term debt	$3,527	$4,823

As a result of the adoption of SFAS 142 and the consolidation of SVE in 2002, the bottling deconsolidation in 1999, the Tropicana acquisition late in 1998 and items identified below, the data provided above is not comparable.

•	Net sales have been restated to reflect the adoption of EITF 01-9 in 2002 which reduced net sales and selling, general and administrative expenses by $3.4 billion in 2001, $3.1 billion in 2000, $2.9 billion in 1999 and $2.6 billion in 1998.
•	Includes merger-related costs of:
	2002	2001

Pre-tax	$224	$356
After-tax	$190	$322
Per share	$0.11	$0.18
•	Includes other impairment and restructuring charges of:
	2001	2000	1999	1998

Pre-tax	$31	$184	$73	$482
After-tax	$19	$111	$45	$379
Per share	$0.01	$0.06	$0.02	$0.21
•	The 2000 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2000 net sales by an estimated $294 million and net income by an estimated $44 million (or $0.02 per share).
•	In 1999, includes a net gain on bottling transactions of $1.0 billion ($270 million after-tax or $0.15 per share) and a tax provision related to the PepCom transaction of $25 million ($0.01 per share), and a Quaker favorable tax adjustment of $59 million (or $0.03 per share).
•	In 1998, includes a tax benefit of $494 million (or $0.27 per share) related to final agreement with the IRS to settle a case related to concentrate operations in Puerto Rico.
•	Cash dividends per common share are those of pre-merger PepsiCo prior to the effective date of the merger.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7. Management’s Discussion and Analysis –  Market Risk beginning on page 13.

Item 8.     Financial Statements and Supplementary Data

See Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2003 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption “Executive Officers of the Registrant” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on our audit committee financial experts is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption “Corporate Governance at PepsiCo” and is incorporated herein by reference.

We have a written code of conduct that applies to all of our employees, including our directors, chief executive officer, chief financial officer and controller. Our Worldwide Code of Conduct was distributed to all employees, is available free of charge on our website at http://www.pepsico.com and is included as Exhibit 14 to this report.

Item 11.     Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “Executive Compensation”, respectively, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information on PepsiCo Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and is incorporated herein by reference. See Note 7 to our consolidated financial statements for a description of our employee stock option plans.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption “Ownership of Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13.     Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14.     Control Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. However, no cost-effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly effect these controls subsequent to the date of their evaluation.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included here by reference to Management’s Discussions and Analysis for the year ended December 28, 2002, included as Item 7, at the pages indicated on the index appearing on page 9:

Consolidated Statement of Income – Fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000,

Consolidated Statement of Cash Flows – Fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000,

Consolidated Balance Sheet – December 28, 2002 and December 29, 2001,

Consolidated Statement of Changes in Shareholders’ Equity – Fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000,

Notes to the Consolidated Financial Statements, and

Independent Auditors’ Report

2. Exhibits

See Index to Exhibits on page E-1.

(b)	Reports on Form 8-K.

1.	On October 8, 2002, we filed a Current Report on Form 8-K attaching a press release announcing our earnings for the 12 and 36 weeks ended September 7, 2002.

2.	On October 15, 2002, we filed a Current Report on Form 8-K attaching the Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3.	On October 16, 2002, we filed a Current Report on Form 8-K/A to amend Item 9 – Regulation FD Disclosure of our Current Report on Form 8-K filed October 15, 2002.

4.	On December 3, 2002, we filed a Current Report on Form 8-K attaching a press release reaffirming fourth quarter and year-end 2002 earnings per share targets and announcing the sale of Quaker’s bagged cereal business.

Item 16.     Principal Accountant Fees and Services

Information on our principal accountant fees and services is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions “Audit Committee Report,” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2003

PEPSICO, INC.

By:	/s/ STEVEN S REINEMUND
Steven S Reinemund Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ STEVEN S REINEMUND Steven S Reinemund	Chairman of the Board and Chief Executive Officer	March 6, 2003

/s/ INDRA K. NOOYI Indra K. Nooyi	President and Chief Financial Officer	March 6, 2003

/s/ PETER A. BRIDGMAN Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	March 6, 2003

/s/ JOHN F. AKERS John F. Akers	Director	March 6, 2003

/s/ ROBERT E. ALLEN Robert E. Allen	Director	March 6, 2003

/s/ ROGER A. ENRICO Roger A. Enrico	Director	March 6, 2003

SIGNATURE	TITLE	DATE

/s/ PETER FOY Peter Foy	Director	March 6, 2003

/s/ RAY L. HUNT Ray L. Hunt	Director	March 6, 2003

/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director	March 6, 2003

/s/ FRANKLIN D. RAINES Franklin D. Raines	Director	March 6, 2003

/s/ SHARON PERCY ROCKEFELLER Sharon Percy Rockefeller	Director	March 6, 2003

/s/ FRANKLIN A. THOMAS Franklin A. Thomas	Director	March 6, 2003

/s/ CYNTHIA M. TRUDELL Cynthia M. Trudell	Director	March 6, 2003

/s/ SOLOMON D. TRUJILLO Solomon D. Trujillo	Director	March 6, 2003

/s/ DANIEL VASELLA Daniel Vasella	Director	March 6, 2003

CERTIFICATION

I, Steven S Reinemund certify that:

1.	I have reviewed this annual report on Form 10-K of PepsiCo, Inc. (PepsiCo);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this annual report;

4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PepsiCo and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of PepsiCo’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	PepsiCo’s other certifying officer and I have disclosed, based on our most recent evaluation, to PepsiCo’s auditors and audit committee of PepsiCo’s Board of Directors (or persons performing equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect PepsiCo’s ability to record, process, summarize and report financial data and have identified for PepsiCo’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo’s internal controls; and

6.	PepsiCo’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Steven S Reinemund
Steven S Reinemund Chairman and Chief Executive Officer

CERTIFICATION

I, Indra K. Nooyi certify that:

1.	I have reviewed this annual report on Form 10-K of PepsiCo, Inc. (PepsiCo);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this annual report;

4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PepsiCo and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of PepsiCo’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	PepsiCo’s other certifying officer and I have disclosed, based on our most recent evaluation, to PepsiCo’s auditors and audit committee of PepsiCo’s Board of Directors (or persons performing equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect PepsiCo’s ability to record, process, summarize and report financial data and have identified for PepsiCo’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo’s internal controls; and

6.	PepsiCo’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Indra K. Nooyi
Indra K. Nooyi President and Chief Financial Officer

INDEX TO EXHIBITS

ITEM 14(a)(3)

EXHIBIT

3.1

Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632)

3.2	By-laws of PepsiCo, Inc., as amended on August 2, 2001, which are incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632).

4

PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1

Description of PepsiCo, Inc. 1988 Director Stock Plan, which is incorporated herein by reference to Post-Effective Amendment No. 6 to PepsiCo’s Registration Statement on Form S-8 (Registration No. 33-22970).

10.2

PepsiCo, Inc. 1987 Incentive Plan (the “1987 Plan”), as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.3

Operating Guideline No. 1 under the 1987 Plan, as amended through July 25, 1991, which is incorporated by reference to Exhibit 10(d) to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.4

Operating Guideline No. 2 under the 1987 Plan and the Plan, as amended through January 22, 1987, which is incorporated herein by reference to Exhibit 28(b) to PepsiCo’s Registration Statement on Form S-8 (Registration No. 33-19539).

10.6

PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.7	PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.8	Amended and Restated PepsiCo Executive Income Deferral Program which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9	Restated PepsiCo Pension Equalization Plan, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

E-1

EXHIBIT

10.10

Agreement and Plan of Merger dated as of December 2, 2000 among PepsiCo, Inc., BeverageCo, Inc., a wholly owned subsidiary of PepsiCo, and The Quaker Oats Company (Schedules and Exhibits omitted), which is incorporated herein by reference to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2000.

10.11

Stock Option Agreement dated as of December 2, 2000 between PepsiCo, Inc. and The Quaker Oats Company, which is incorporated herein by reference to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2000.

10.12

Employment Agreement dated as of December 2, 2000 between The Quaker Oats Company, PepsiCo, Inc. and Robert S. Morrison, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

10.13	PepsiCo SharePower Stock Option Plan (as amended and restated, effective August 3, 2001)

10.14	PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated, effective August 2, 2003)

10.15

The PepsiCo Share Award Plan (effective May 1, 2002) which is incorporated herein by reference to PepsiCo’s Form S-8 (Registration No. 333-87526) filed with the Securities and Exchange Commission on May 3, 2002.

10.16	The Quaker Long Term Incentive of 1990.

10.17	The Quaker Long Term Incentive of 1999.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct

21	Subsidiaries of PepsiCo, Inc.

23	Report and Consent of KPMG LLP.

24

Power of Attorney executed by Steven S Reinemund, Indra K. Nooyi, Peter A. Bridgman, John F. Akers, Robert E. Allen, Peter Foy, Ray L. Hunt, Arthur C. Martinez, Franklin D. Raines, Sharon Percy Rockefeller, James J. Shiro, Franklin A. Thomas, Cynthia M. Trudell, Solomon D. Trujillo and Daniel Vasella.

E-2