Form 10-Q
period 2003-03-22
PEPSICO INC
filed 2003-04-25
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2003 (12 weeks)

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-1183

PEPSICO, INC.

(Exact name of registrant as specified in its charter)

North Carolina	13-1584302
(State or other jurisdiction of Employer incorporate or organization)	(I.R.S. Identification No.)

700 Anderson Hill Road, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

914-253-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.)  YES  ☒    NO  ☐

Number of shares of Common Stock outstanding as of April 18, 2003: 1,718,107,597

PEPSICO, INC. AND SUBSIDIARIES

FINANCIAL REVIEW

Our discussion and analysis is an integral part of understanding our financial results. Also refer to Basis of Presentation and Our Divisions in Notes to the Condensed Consolidated Financial Statements. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

Our Critical Accounting Policies

See Our Critical Accounting Policies in the Notes to the Condensed Consolidated Financial Statements.

Our Business Risks

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

Our operations outside of North America generate approximately 30% of our net revenue. As a result, we are exposed to foreign currency risks. During the quarter, declines in the Mexican peso more than offset increases in the British pound and the euro. For 2003, the unfavorable impact of the Mexican peso is expected to be partially offset by the favorable impact of the British pound and euro, however, continued weakness in the Mexican peso could adversely affect our future results.

Cautionary statements regarding our trends and future results were included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. In particular, you should consider the following factors in 2003:

•	the success of our product introductions and innovation;

•	the weak macroeconomic conditions in Latin America;

•	the impact of the war in Iraq on the global economy; and

•	increasing energy costs.

Recent retailer bankruptcies are not expected to materially impact our future results.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/22/03	3/23/02

Net Revenue	$5,530	$5,311
Cost of sales	2,534	2,430
Selling, general and administrative expenses	1,819	1,816
Amortization of intangible assets	30	28
Merger-related costs	11	36

Operating Profit	1,136	1,001
Bottling equity income	15	27
Interest expense	(37)	(31)
Interest income	7	12

Income before Income Taxes	1,121	1,009
Provision for Income Taxes	344	320

Net Income	$ 777	$ 689

Net Income Per Common Share
Basic	$0.45	$0.39
Diluted	$0.45	$0.38
Cash Dividends Declared Per Common Share	$0.15	$0.145

See accompanying Notes to the Condensed Consolidated Financial Statements.

Results of Operations—Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentives and mix resulting from selling varying products in different package sizes and in different countries.

Items Affecting Comparability

We incurred costs associated with our merger with The Quaker Oats Company (Quaker) of $11 million ($10 million after-tax) for the 12 weeks ended March 22, 2003 and $36 million ($30 million after-tax and $0.02 per share) for the 12 weeks ended March 23, 2002. See Merger-Related Costs in the Notes to the Condensed Consolidated Financial Statements.

During the quarter, we sold our Quaker Foods North America’s Mission pasta business. The transaction resulted in a net gain of $25 million ($16 million after-tax and $0.01 per share). This gain has been included in our divested business results.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. Total division servings increased 3% with worldwide beverages and worldwide snacks each growing 3%.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/22/03	3/23/02	Change

Net revenue	$5,530	$5,311	4%
Operating profit	$1,136	$1,001	13%
Operating profit margin	20.5%	18.9%	1.6

Net revenue increased 4% and operating profit increased 13% primarily due to volume gains across all divisions and higher effective net pricing. The volume gains contributed approximately 4 percentage points to the revenue growth. Revenue growth was reduced by an unfavorable foreign currency impact which lowered net revenue growth by 1 percentage point.

Operating profit margin increased 1.6 percentage points primarily due to the impact of higher division operating profit margins, as well as the margin impact of lower merger-related costs and the gain on the sale of our Mission pasta business.

Other Consolidated Results

	12 Weeks Ended
	3/22/03	3/23/02	Change

Bottling equity income	$15	$27	(44)%
Interest expense, net	$(30)	$(19)	58%
Tax rate	30.7%	31.8%	(1.1)
Net income	$777	$689	13%
Net income per common share	$0.45	$0.38	17%

Bottling equity income decreased 44% primarily due to lower earnings from our U.S. anchor bottlers.

Interest expense, net of interest income, increased 58% primarily reflecting higher average net debt levels and lower average investment rates.

The tax rate decreased 1.1 percentage points compared to prior year. The lower tax rate associated with our new concentrate plant contributed 0.7 percentage points, and a reduction in merger-related costs with lower tax benefit contributed 0.4 percentage points to this decline. Excluding merger-related costs, the provision for income taxes reflects the application of an effective tax rate of 30.5% to pretax income.

Net income increased 13% and the related net income per share increased 17%. These increases primarily reflect the strong operating results, the lower merger-related costs, the gain on the Mission pasta divestiture and the lower tax rate. This favorability was partially offset by lower bottling equity income and the higher net interest expense. Net income per common share also reflects the benefit of a reduction in average shares outstanding primarily as a result of our share buyback program. The reduction in merger-related costs contributed 4 percentage points to earnings per share growth and the gain on the Mission pasta divestiture contributed 2 percentage points.

Results of Operations—Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Prior year amounts exclude the results of divested businesses. For additional information on our divisions, see Our Divisions in the Notes to our Condensed Consolidated Financial Statements.

Frito-Lay North America

	12 Weeks Ended		% Change
	3/22/03	3/23/02

Net revenue	$2,028	$1,926	5
Operating profit	$506	$479	6

Pound volume grew 4% primarily due to new products, strong growth in branded dips and snack mix, double-digit growth in Cheetos and Quaker Chewy Granola bars, and single-digit growth in Doritos. Toastables and Baked Doritos significantly contributed to the new product growth and Munchies drove the branded snack mix growth. These gains were partially offset by single-digit declines in Ruffles and double-digit declines in Bistro Lays and 3D Ruffles.

Growth in net revenue of 5% and operating profit of 6% reflect the increased volume and positive net effective pricing. Higher priced innovation and better-for-you products contributed to the positive net effective pricing. Increased commodity costs, driven by vegetable oils and energy costs, dampened the operating profit growth.

Better-for-you products are expected to contribute an increasing percentage of FLNA’s volume and net revenue growth. Operating margins are expected to continue to improve as a result of ongoing productivity initiatives.

PepsiCo Beverages North America

	12 Weeks Ended		% Change
	3/22/03	3/23/02

Net revenue	$1,545	$1,486	4
Operating profit	$343	$326	5

Volume increased approximately one half of a percentage point compared to the prior year reflecting noncarbonated beverage growth of 8% substantially offset by carbonated beverage declines of 2%. Double-digit growth in Aquafina, the successful introduction of new ICE and Fierce Gatorade flavors and strong growth in Lipton Brisk Lemonade fueled the noncarbonated growth. Propel fitness water also contributed to the volume growth reflecting the launch of two new flavors during the quarter, as did Tropicana Pure Premium with mid single-digit growth driven by nutritionals. A mid single-digit decline in trademark Pepsi, principally brand Pepsi and Pepsi Twist offset by growth in diet Pepsi, and a high single-digit decline in trademark Mountain Dew drove the carbonated beverages performance. Strong growth in Sierra Mist, reflecting its expanded distribution, partially offset these declines.

Net revenue increased 4% and operating profit increased 5%. These increases are due to the increased volume, higher effective net pricing reflecting concentrate price increases, partially offset by increased promotional spending. Selling, general and administrative expenses grew at a faster rate than revenue, and advertising and marketing expenses grew at a slightly slower rate.

Quaker Foods North America

	12 Weeks Ended		% Change
	3/22/03	3/23/02

Net revenue	$371	$357	4
Operating profit	$123	$114	7

Volume increased 5% as a result of oatmeal and ready-to-eat cereals growth reflecting a combined promotional event across our breakfast portfolio. Colder weather also contributed to the volume growth.

Net revenue increased 4% and operating profit increased 7% due to the volume growth, partially offset by increased promotional spending for the “breakfast” event. In addition, operating profit benefited from lower manufacturing costs.

PepsiCo International

	12 Weeks Ended		% Change
	3/22/03	3/23/02

Net revenue	$1,584	$1,508	5
Operating profit	$225	$202	12

International snacks volume grew 3% primarily due to flat salty growth and double-digit sweet growth at Gamesa in Mexico. The flat salty kilos growth reflects single-digit growth at Walkers in the United Kingdom offset by a slight decline at Sabritas in Mexico and double-digit declines in Venezuela, Brazil and Argentina. The national strike in Venezuela and weak macroeconomic conditions caused the declines in Latin America. International beverages volume grew 7% led by strong double-digit growth in Brazil, China and India and single-digit growth in Mexico. Volume gains in India were driven by competitive pricing actions. These advances were partially offset by double-digit declines in Venezuela due to the national strike, and in Germany due to the new one-way bottle deposit requirement.

Growth in net revenue of 5% and operating profit of 12% primarily reflects the volume growth, as well as higher net effective pricing primarily in Mexico. The acquisition of the Wotsits snack brand in the United Kingdom contributed 1 percentage point to net revenue growth and nearly 3 percentage points to operating profit growth. These gains were partially offset by the impact of net unfavorable foreign currencies and inflation from U.S. dollar denominated costs in Mexico.

Foreign currency changes reduced revenue growth by 4 percentage points and operating profit growth by 6 percentage points. Unfavorable foreign currencies in Mexico, Brazil and Argentina reduced net revenue growth by 9 percentage points and operating profit growth by 13 percentage points. The favorable British pound and euro offset 5 percentage points of this impact on net revenue and 7 percentage points of this impact on operating profit.

PepsiCo International has significant businesses operating in Mexican peso, British pound and euro currencies. The combined impact of these currencies is expected to be partially offsetting. However, additional weakness in the Mexican peso could adversely affect PepsiCo International’s results. Weak macroeconomic conditions and political uncertainties are expected to continue in Latin America and portions of the Middle East.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/22/03	3/23/02

Operating Activities
Net income	$777	$689
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	256	230
Merger-related costs	11	36
Cash payments for merger-related costs	(48)	(27)
Bottling equity income, net of dividends	(14)	(25)
Deferred income taxes	(2)	1
Other noncash charges and credits, net	43	67
Net change in operating working capital	(528)	(243)
Other	(73)	(36)

Net Cash Provided by Operating Activities	422	692

Investing Activities
Capital spending	(305)	(187)
Sales of property, plant and equipment	5	24
Acquisitions and investments in noncontrolled affiliates	(10)	(37)
Divestitures	46	—
Short-term investments, by original maturity
More than three months—purchases	(90)	(106)
More than three months—maturities	8	21
Three months or less, net	(1)	2
Snack Ventures Europe consolidation	—	39

Net Cash Used for Investing Activities	(347)	(244)

Financing Activities
Proceeds from issuances of long-term debt	20	7
Payments of long-term debt	(349)	(105)
Short-term borrowings, by original maturity
More than three months—proceeds	33	11
More than three months—payments	(28)	(4)
Three months or less, net	12	70
Cash dividends paid	(260)	(256)
Share repurchases—common	(295)	—
Share repurchases—preferred	(3)	(14)
Proceeds from exercises of stock options	74	198

Net Cash Used for Financing Activities	(796)	(93)
Effect of Exchange Rate Changes	9	5

Net (Decrease) Increase in Cash and Cash Equivalents	(712)	360
Cash and Cash Equivalents—Beginning of year	1,638	683

Cash and Cash Equivalents—End of period	$926	$1,043

See accompanying Notes to the Condensed Consolidated Financial Statements.

Our Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities of $422 million reflects our solid business results offset by an increase in working capital. The working capital increase is primarily due to seasonal increases in accounts receivables and inventories, and decreases in current payables reflecting the timing of payments. These uses of working capital were offset by an increase in income taxes payable. Quaker integration and restructuring costs of $48 million were paid during the quarter ended March 22, 2003.

Investing Activities

Net cash used for investing activities of $347 million primarily reflects our capital spending of $305 million. Capital spending was $118 million higher than the first quarter in 2002 primarily due to the construction of our new concentrate plant. We expect capital spending for the full year to continue to be between 5.5% to 6% of revenue or approximately $1.5 billion.

Financing Activities

Net cash used for financing activities of $796 million primarily reflects payments of long-term debt of $349 million, share repurchases of $295 million and dividend payments of $260 million.

During the quarter, we repurchased 7.4 million shares at a cost of $306 million. Through April 15, 2003, we repurchased 8.6 million shares at a cost of $353 million. We expect to spend between $1 billion and $2 billion to buy back shares during 2003.

Management Operating Cash Flow

Management operating cash flow is the measure management uses to monitor cash flow performance, and is not a U.S. generally accepted accounting principle measure. The most significant difference is capital spending which we believe is a recurring and essential use of cash necessary to maintain our operating capabilities. The table below reconciles net cash provided by operating activities as reflected in our Condensed Consolidated Statement of Cash Flows to our management operating cash flow.

	12 Weeks Ended
	3/22/03	3/23/02

Net cash provided by operating activities	$422	$692
Capital spending	(305)	(187)
Sales of property, plant and equipment	5	24
After-tax interest and forex	38	27

Management operating cash flow	$160	$556

Management operating cash flow for the 12 weeks ended March 22, 2003 was $160 million compared with $556 million for the same period in 2002. This comparative decrease primarily reflects changes in working capital and increased capital spending.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited) 3/22/03	12/28/02

ASSETS
Current Assets
Cash and cash equivalents	$926	$1,638
Short-term investments, at cost	292	207

	1,218	1,845
Accounts and notes receivable, less allowance: 3/03—$118, 12/02—$116	2,823	2,531
Inventories
Raw materials	547	525
Work-in-process	237	214
Finished goods	662	603

	1,446	1,342
Prepaid expenses and other current assets	700	695

Total Current Assets	6,187	6,413

Property, Plant and Equipment	13,621	13,395
Accumulated Depreciation	(6,178)	(6,005)

	7,443	7,390
Amortizable Intangible Assets	809	801
Nonamortizable Intangible Assets	4,396	4,418
Investments in Noncontrolled Affiliates	2,573	2,611
Other Assets	1,830	1,841

Total Assets	$23,238	$23,474

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) 3/22/03	12/28/02

Current Liabilities
Short-term borrowings	$ 241	$ 562
Accounts payable and other current liabilities	4,587	4,998
Income taxes payable	689	492

Total Current Liabilities	5,517	6,052
Long-term Debt	2,202	2,187
Other Liabilities	4,283	4,226
Deferred Income Taxes	1,710	1,718
Preferred stock, no par value	41	41
Repurchased Preferred Stock	(51)	(48)
Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 3/03 and 12/02—1,782 shares	30	30
Capital in excess of par value	—	—
Retained earnings	13,933	13,464
Accumulated other comprehensive loss	(1,747)	(1,672)

	12,216	11,822
Less: Repurchased shares, at cost:
3/03—64 shares, 12/02—60 shares	(2,680)	(2,524)

Total Common Shareholders’ Equity	9,536	9,298

Total Liabilities and Shareholders’ Equity	$23,238	$23,474

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/22/03	3/23/02

Net Income	$777	$689
Other Comprehensive Loss
Currency translation adjustment, net of related taxes	(74)	(146)
Cash flow hedges, net of related taxes:
Net derivative gains	2	7
Reclassification of (losses)/gains to net income	(3)	6
Other	—	(1)

	(75)	(134)

Comprehensive Income	$702	$555

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet at March 22, 2003 and the Condensed Consolidated Statements of Income, Cash Flows and Comprehensive Income for the 12 weeks ended March 22, 2003 and March 23, 2002 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 28, 2002. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

As of the beginning of 2003, the Quaker businesses in the United States (Gatorade and Quaker snacks and foods) changed their reporting calendar from months to fiscal periods to conform to PepsiCo’s calendar. As a result of this change, prior year quarterly results have been adjusted. This change did not impact full year results.

The Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires consolidation of existing noncontrolled affiliates if the affiliate is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. We do not expect any noncontrolled affiliates to require consolidation under FIN 46.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Our Divisions

Division results are based on how our Chief Executive Officer manages our business. Beginning in 2003, we combined our North American beverage businesses as PepsiCo Beverages North America and our international snack, food and beverage businesses as PepsiCo International to reflect operating management changes. Prior year results have been restated to reflect this change.

	Net Revenue 12 Weeks Ended		Operating Profit 12 Weeks Ended
	3/22/03	3/23/02	3/22/03	3/23/02

Frito-Lay North America	$2,028	$1,926	$506	$479
PepsiCo Beverages North America	1,545	1,486	343	326
Quaker Foods North America	371	357	123	114
PepsiCo International	1,584	1,508	225	202

Total division	5,528	5,277	1,197	1,121
Divested businesses(a)	2	34	26	—
Corporate unallocated	—	—	(76)	(84)

	5,530	5,311	1,147	1,037
Merger-related costs	—	—	(11)	(36)

Total	$5,530	$5,311	$1,136	$1,001

	Total Assets
	3/22/03	12/28/02

Frito-Lay North America	$5,135	$5,099
PepsiCo Beverages North America	5,952	5,691
Quaker Foods North America	893	1,001
PepsiCo International	7,429	7,275

Total Divisions	19,409	19,066
Corporate	1,519	2,072
Bottling investments	2,310	2,336

Total Assets	$23,238	$23,474

(a)	Includes Quaker Foods North America’s Mission pasta and bagged cereal businesses and PepsiCo International’s Colombia and Venezuela foods businesses.

Our Critical Accounting Policies

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, an understanding of our interim sales incentives and effective tax rate policies is necessary to analyze our quarterly financial results. As a results of these policies, estimates are included in and may significantly impact our quarterly results.

Sales Incentives

We offer sales incentives through various programs to our customers and to consumers. These incentives are recorded as a reduction of the sales price of our products. Certain promotional allowances are recognized at the time of the sale while other incentives, such as bottler funding and customer volume rebates, are recognized during the year incurred generally in proportion to revenue, based on anticipated final payment which is estimated from historical experience with similar programs.

Effective Tax Rate

Our quarterly provision for income taxes is based on our annual expected income, statutory rates and tax planning opportunities. Our effective tax rate reflects our best estimate of the ultimate outcome of tax audits. Significant or unusual items, such as the tax benefits from merger-related costs and taxes related to the sales of businesses, are separately recognized in the quarter in which they occur.

Intangible Assets

	3/22/03	12/28/02

Amortizable intangible assets, net
Brands	$958	$938
Other identifiable intangibles	217	203

	1,175	1,141
Accumulated amortization	(366)	(340)

	$809	$801

The change in the book value of nonamortizable intangible assets is as follows:

	Balance, 12/28/02	Acquisitions	Translation & other	Balance, 3/22/03

Frito-Lay North America
Goodwill	$109	$—	$6	$115

PepsiCo Beverages North America
Goodwill	2,149	—	2	2,151
Brands	59	—	—	59

	2,208	—	2	2,210

Quaker Foods North America
Goodwill(a)	187	—	(12)	175

PepsiCo International
Goodwill	1,186	—	(8)	1,178
Brands	720	—	(10)	710

	1,906	—	(18)	1,888

Corporate
Pension intangible	8	—	—	8

Total goodwill	$3,631	$—	$(12)	$3,619
Total brands	779	—	(10)	769
Total pension intangible	8	—	—	8

	$4,418	$—	$(22)	$4,396

(a)	Activity reflects the sale of our Mission pasta business.

Employee Stock Options

We account for employee stock options using the intrinsic value method. We have no current plans to change our accounting. If the fair value method of accounting had been applied, our results would have been:

	12 Weeks Ended
	3/22/03	3/23/02

Pro forma impact of fair value method
Reported net income	$777	$689
Less: fair value impact of employee stock compensation	(94)	(94)

Pro forma net income	$683	$595

Earnings per common share
Basic—as reported	$0.45	$0.39
Diluted—as reported	$0.45	$0.38
Basic—pro forma	$0.40	$0.34
Diluted—pro forma	$0.40	$0.33

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.1%	4.4%
Expected life	6 yrs.	6 yrs.
Expected volatility	27%	27%
Expected dividend yield	1.15%	1.15%

Merger-Related Costs

We recognized employee-related and information systems integration costs of $11 million ($10 million after-tax) for the 12 weeks ended March 22, 2003 associated with our merger with The Quaker Oats Company (Quaker). For the 12 weeks ended March 23, 2002, we recognized $36 million ($30 million after-tax or $0.02 per share).

Analysis of merger-related integration and restructuring reserves which are included in accounts payable and other current liabilities in the Condensed Consolidated Balance Sheet:

	Integration	Employee related	Facility and other exit	Total

Reserves, December 28, 2002	$43	$48	$6	$97
2003 costs	9	2	—	11
Cash payments	(39)	(9)	—	(48)
Other noncash utilization	1	—	(1)	—

Reserves, March 22, 2003	$14	$41	$5	$60

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	3/22/03		3/23/02
	Income	Shares(a)	Income	Shares(a)

Net income	$777		$689
Less: preferred dividends	1		1

Net income available for common shareholders	$776	1,720	$688	1,761

Basic net income per common share	$0.45		$0.39

Net income available for common shareholders	$776	1,720	$688	1,761
Dilutive securities:
Stock options	—	21	—	35
ESOP convertible preferred stock	1	3	1	4
Unvested stock awards	—	—	—	1

Diluted	$777	1,744	$689	1,801

Diluted net income per common share	$0.45		$0.38

(a)	Weighted average common shares outstanding.

Supplemental Cash Flow Information

	12 Weeks Ended
	3/22/03	3/23/02

Interest paid	$54	$ 33
Income taxes paid	$108	$106

Acquisitions:
Fair value of assets acquired	$68	$ 6
Cash paid and debt assumed	10	37

Liabilities assumed	$58	$(31)

Independent Accountants’ Review Report

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 22, 2003 and the related Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the twelve weeks ended March 22, 2003 and March 23, 2002 appearing on pages 4, 10 and 12 through 19. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

As discussed in Basis of Presentation and Our Divisions in the Notes to the Condensed Consolidated Financial Statements, PepsiCo changed the reporting calendar from months to fiscal periods for certain of its businesses. Prior year quarterly results have been restated for this change.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 28, 2002, and the related Consolidated Statements of Income, Common Shareholders’ Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2002, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP

New York, New York

April 17, 2003

Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance on the reliability of our financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system. Appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. However, no cost-effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities that we do not control or manage. Our disclosure controls and procedures for these entities are necessarily more limited than those we maintain for our consolidated subsidiaries.

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

PART II    OTHER INFORMATION AND SIGNATURES

Exhibits and Reports on Form 8-K

(a)  Exhibits—See Index to Exhibits on page 26.

(b)  Reports on Form 8-K

1.	On January 30, 2003, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events attaching our press release dated January 30, 2003 announcing Board of Directors and management changes.

2.	On February 6, 2003, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events attaching our press release dated February 6, 2003 announcing our earnings results for the fourth quarter of 2002.

3.	On March 4, 2003, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events attaching our press release dated March 4, 2003 confirming full year 2003 volume, revenue and earnings per share guidance.

4.	On March 7, 2003 we filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD attaching certifications of our Chief Executive Officer and Chief Financial Officer dated March 7, 2003.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.

(Registrant)

Date: April 25, 2003	/S/ PETER A. BRIDGMAN

Peter A. Bridgman
Senior Vice President and Controller

Date: April 25, 2003	/S/ ROBERT E. COX

Robert E. Cox
Vice President, Associate General Counsel and Assistant Secretary

CERTIFICATION

I, Steven S Reinemund, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PepsiCo, Inc. (PepsiCo);
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this quarterly report;
4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	Evaluated the effectiveness of PepsiCo’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	PepsiCo’s other certifying officer and I have disclosed, based on our most recent evaluation, to PepsiCo’s auditors and audit committee of PepsiCo’s board of directors:
a)	All significant deficiencies in the design or operation of internal controls which could adversely affect PepsiCo’s ability to record, process, summarize and report financial data and have identified for PepsiCo’s auditors any material weaknesses in internal controls; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo’s internal controls; and
6.	PepsiCo’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/S/ STEVEN S REINEMUND
Steven S Reinemund
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Indra K. Nooyi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PepsiCo, Inc. (PepsiCo);
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this quarterly report;
4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	Evaluated the effectiveness of PepsiCo’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	PepsiCo’s other certifying officer and I have disclosed, based on our most recent evaluation, to PepsiCo’s auditors and audit committee of PepsiCo’s board of directors:
a)	All significant deficiencies in the design or operation of internal controls which could adversely affect PepsiCo’s ability to record, process, summarize and report financial data and have identified for PepsiCo’s auditors any material weaknesses in internal controls; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo’s internal controls; and
6.	PepsiCo’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/S/ INDRA K. NOOYI
Indra K. Nooyi
President and Chief Financial Officer

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.