Form 10-K/A
period 2002-12-28
PEPSICO INC
filed 2003-05-29
CIK 77476

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [ X ]   No [ ]

         The number of shares of PepsiCo Common Stock outstanding as of February 22, 2003 was 1,718,625,330. The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo as of February 22, 2003 was $67,111,973,597.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo's May 7, 2003 Annual Meeting of Shareholders	III

Explanatory Note

This Amendment on Form 10-K/A constitutes Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, which was previously filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2003 (the "Annual Report"). We are amending the disclosure set forth in Item 14 in its entirety.

This Amendment amends only Item 14 of the Annual Report as specified above and does not reflect events occurring after the original filing date of the Annual Report on March 7, 2003.

Item 14. Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-14 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2003

PepsiCo, Inc.
By:	/s/ Peter A. Bridgman Peter A. Bridgman Senior Vice President and Controller
By:	/s/ Thomas H. Tamoney, Jr. Thomas H. Tamoney, Jr. Vice President, Associate General Counsel and Assistant Secretary

CERTIFICATION

I, Steven S Reinemund certify that:
1.	I have reviewed this annual report on Form 10-K/A of PepsiCo, Inc. (PepsiCo);
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this annual report;
4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PepsiCo and have:
	a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo’s internal controls; and
6.	PepsiCo’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ Steven S Reinemund Steven S Reinemund Chairman and Chief Executive Officer

CERTIFICATION

I, Indra K. Nooyi certify that:
1.	I have reviewed this annual report on Form 10-K/A of PepsiCo, Inc. (PepsiCo);
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this annual report;
4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PepsiCo and have:
	a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo’s internal controls; and
6.	PepsiCo’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ Indra K. Nooyi Indra K. Nooyi President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
99.1	Certification of the Chief Executive Officer of PepsiCo, Inc. Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.2	Certification of the Chief Financial Officer of PepsiCo, Inc. Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.