Form 10-Q/A
period 2003-03-22
PEPSICO INC
filed 2003-05-29
CIK 77476

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, which was previously filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2003 (the “Quarterly Report”). We are amending in its entirety the disclosure set forth under the heading Controls and Procedures.

This Amendment amends only the Controls and Procedures item of the Quarterly Report as specified above and does not reflect events occurring after the original filing of the Quarterly Report on April 25, 2003.

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

Dated: May 28, 2003

PepsiCo, Inc.
By:	/s/ Peter A. Bridgman Peter A. Bridgman Senior Vice President and Controller
By:	/s/ Thomas H. Tamoney, Jr. Thomas H. Tamoney, Jr. Vice President, Associate General Counsel and Assistant Secretary

CERTIFICATION

I, Steven S Reinemund certify that:
1.	I have reviewed this quarterly report on Form 10-Q/A of PepsiCo, Inc. (PepsiCo);
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this quarterly report;
4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:
	a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo's internal controls; and
6.	PepsiCo's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ Steven S Reinemund Steven S Reinemund Chairman and Chief Executive Officer

CERTIFICATION

I, Indra K. Nooyi certify that:
1.	I have reviewed this quarterly report on Form 10-Q/A of PepsiCo, Inc. (PepsiCo);
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PepsiCo as of, and for, the periods presented in this quarterly report;
4.	PepsiCo’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:
	a)	Designed such disclosure controls and procedures to ensure that material information relating to PepsiCo, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in PepsiCo’s internal controls; and
6.	PepsiCo’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ Indra K. Nooyi Indra K. Nooyi President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
99.3	Certification of the Chief Executive Officer of PepsiCo, Inc. Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.4	Certification of the Chief Financial Officer of PepsiCo, Inc. Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.