Form 10-Q
period 2003-06-14
PEPSICO INC
filed 2003-07-25
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2003 (24 weeks)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.)    YES  ☒    NO  ☐

Number of shares of Common Stock outstanding as of July 18, 2003:  1,725,606,958

PEPSICO, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/14/03	6/15/02	6/14/03	6/15/02

Net Revenue	$6,538	$6,119	$12,068	$11,430
Cost of sales	2,992	2,776	5,526	5,206
Selling, general and administrative expenses	2,119	2,018	3,938	3,834
Amortization of intangible assets	35	34	65	62
Merger-related costs	11	65	22	101

Operating Profit	1,381	1,226	2,517	2,227
Bottling equity income	95	94	110	121
Interest expense	(37)	(43)	(74)	(74)
Interest income	15	5	22	17

Income Before Income Taxes	1,454	1,282	2,575	2,291
Provision for Income Taxes	445	407	789	727

Net Income	$1,009	$875	$1,786	$1,564

Net Income Per Common Share
Basic	$0.59	$0.49	$1.04	$0.89
Diluted	$0.58	$0.48	$1.02	$0.87
Cash Dividends Declared Per Common Share	$0.16	$0.15	$0.31	$0.295

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/14/03	6/15/02

Operating Activities
Net income	$1,786	$1,564
Adjustments
Depreciation and amortization	536	489
Merger-related costs	22	101
Cash payments for merger-related costs	(67)	(58)
Bottling equity income, net of dividends	(90)	(108)
Deferred income taxes	(28)	(5)
Other noncash charges and credits, net	140	114
Net change in operating working capital	(558)	(105)
Other	(42)	3

Net Cash Provided by Operating Activities	1,699	1,995

Investing Activities
Capital spending	(578)	(506)
Sales of property, plant and equipment	12	44
Acquisitions and investments in noncontrolled affiliates	(16)	(78)
Divestitures	46	7
Short-term investments, by original maturity
More than three months—purchases	(768)	(488)
More than three months—maturities	2	62
Three months or less, net	13	9
Snack Ventures Europe consolidation	—	39

Net Cash Used for Investing Activities	(1,289)	(911)

Financing Activities
Proceeds from issuances of long-term debt	5	25
Payments of long-term debt	(539)	(123)
Short-term borrowings, by original maturity
More than three months—proceeds	57	270
More than three months—payments	(26)	(207)
Three months or less, net	7	36
Cash dividends paid	(518)	(512)
Share repurchases—common	(468)	—
Share repurchases—preferred	(7)	(22)
Proceeds from exercises of stock options	254	342

Net Cash Used for Financing Activities	(1,235)	(191)
Effect of Exchange Rate Changes	25	4

Net (Decrease)/Increase in Cash and Cash Equivalents	(800)	897
Cash and Cash Equivalents—Beginning of year	1,638	683

Cash and Cash Equivalents—End of quarter	$838	$1,580

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited	)
	6/14/03		12/28/02

Assets
Current Assets
Cash and cash equivalents	$838		$1,638
Short-term investments, at cost	971		207

	1,809		1,845
Accounts and notes receivable, less allowance: 6/03 – $112, 12/02 – $116	3,084		2,531
Inventories
Raw materials	602		525
Work-in-process	288		214
Finished goods	750		603

	1,640		1,342
Prepaid expenses and other current assets	701		695

Total Current Assets	7,234		6,413
Property, Plant and Equipment	14,142		13,395
Accumulated Depreciation	(6,496)		(6,005)

	7,646		7,390
Amortizable Intangibles, net	781		801
Goodwill	3,701		3,631
Other Nonamortizable Intangibles	826		787

	4,527		4,418
Investments in Unconsolidated Affiliates	2,745		2,611
Other Assets	1,813		1,841

Total Assets	$24,746		$23,474

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited )
	6/14/03	12/28/02

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings	$262	$562
Accounts payable and other current liabilities	4,870	4,998
Income taxes payable	907	492

Total Current Liabilities	6,039	6,052
Long-term Debt	2,049	2,187
Other Liabilities	4,347	4,226
Deferred Income Taxes	1,688	1,718
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(55)	(48)
Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/03 and 12/02—1,782 shares	30	30
Retained earnings	14,565	13,464
Accumulated other comprehensive loss	(1,426)	(1,672)

	13,169	11,822
Less: Repurchased shares, at cost:
6/03 and 12/02—60 shares	(2,532)	(2,524)

Total Common Shareholders’ Equity	10,637	9,298

Total Liabilities and Shareholders’ Equity	$24,746	$23,474

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/14/03	6/15/02	6/14/03	6/15/02

Net Income	$1,009	$875	$1,786	$1,564
Other Comprehensive Loss
Currency translation adjustment, net of tax	336	46	262	(100)
Cash flow hedges, net of related taxes:
Net derivative (losses)/gains	(13)	8	(11)	15
Reclassification of (losses)/gains to net income	(3)	1	(6)	7
Other	1	(1)	1	(2)

	321	54	246	(80)

Comprehensive Income	$1,330	$929	$2,032	$1,484

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet at June 14, 2003 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 14, 2003 and June 15, 2002 and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 14, 2003 and June 15, 2002 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 28, 2002. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

Our significant interim accounting policies include the recognition of sales incentives during the year incurred, generally in proportion to sales, and the recognition of income taxes using an effective tax rate. For additional unaudited information on these policies, see Our Critical Accounting Policies in Management’s Discussion and Analysis.

As of the beginning of 2003, The Quaker Oats Company (Quaker) businesses in the United States (Gatorade and Quaker snacks and foods) changed their reporting calendar from months to fiscal periods to conform to PepsiCo’s calendar. As a result of this change, prior year quarterly results have been adjusted. This change did not impact full year results.

The Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation requires consolidation of existing noncontrolled affiliates if the affiliate is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. We do not expect our significant noncontrolled affiliates to require consolidation under FIN 46.

The Emerging Issues Task Force (EITF) issued EITF 01-8, Determining Whether an Arrangement Contains a Lease. We are currently evaluating the impact of this consensus on certain of our raw material and copacking arrangements.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Our Divisions

Division results are based on how our Chief Executive Officer manages our businesses. Beginning in 2003, we combined our North American beverage businesses as PepsiCo Beverages North America and our international snack, food and beverage businesses as PepsiCo International to reflect operating management changes. Prior year results are presented to reflect this change.

.

	12 Weeks Ended		24 Weeks Ended
	6/14/03	6/15/02	6/14/03	6/15/02

NET REVENUE
Frito-Lay North America	$2,149	$2,026	$4,177	$3,952
PepsiCo Beverages North America	1,962	1,827	3,507	3,313
Quaker Foods North America	309	306	680	663
PepsiCo International	2,118	1,924	3,702	3,432

Division Net Revenue	6,538	6,083	12,066	11,360
Divested businesses (a)	—	36	2	70

	$6,538	$6,119	$12,068	$11,430

OPERATING PROFIT
Frito-Lay North America	$558	$526	$1,064	$1,005
PepsiCo Beverages North America	494	448	837	774
Quaker Foods North America	96	97	219	211
PepsiCo International	328	288	553	490

Division Operating Profit	1,476	1,359	2,673	2,480
Divested businesses (a)	—	9	26	9
Corporate unallocated	(84)	(77)	(160)	(161)
Merger-related costs	(11)	(65)	(22)	(101)

	$1,381	$1,226	$2,517	$2,227

	6/14/03	12/28/02

TOTAL ASSETS
Frito-Lay North America	$5,243	$5,099
PepsiCo Beverages North America	6,077	5,691
Quaker Foods North America	904	983
PepsiCo International	7,962	7,275

Division Assets	20,186	19,048
Divested businesses (a)	—	18
Corporate	2,092	2,072
Bottling investments	2,468	2,336

	$24,746	$23,474

(a)	Includes Quaker Foods North America’s Mission pasta and bagged cereal businesses and PepsiCo International’s Colombia and Venezuela foods businesses. Operating profit for the 24 weeks ended June 14, 2003 includes the $25 million gain related to the sale of our Mission pasta business.

Intangible Assets

	6/14/03	12/28/02

Amortizable intangible assets, net
Brands	$968	$938
Other identifiable intangibles	211	203

	1,179	1,141
Accumulated amortization	(398)	(340)

	$781	$801

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/28/02	Acquisitions	Translation & other	Balance 6/14/03

Frito-Lay North America
Goodwill	$109	—	17	$126

PepsiCo Beverages North America
Goodwill	2,149	—	7	2,156
Brands	59	—	—	59

	2,208	—	7	2,215

Quaker Foods North America
Goodwill (a)	187	—	(12)	175

PepsiCo International
Goodwill	1,186	—	58	1,244
Brands	720	—	39	759

	1,906	—	97	2,003

Corporate
Pension intangible	8	—	—	8

Total goodwill	$3,631	—	70	$3,701
Total other nonamortizable intangibles	787	—	39	826

	$4,418	—	109	$4,527

(a)	Activity reflects the sale of our Mission pasta business.

Employee Stock Options

We account for employee stock options using the intrinsic value method. We have no current plans to change our accounting. If the fair value method of accounting had been applied, our results would have been:

	12 Weeks Ended		24 Weeks Ended
	6/14/03	6/15/02	6/14/03	6/15/02

Pro forma impact of fair value method
Reported net income	$1,009	$875	$1,786	$1,564
Less: fair value impact of employee stock
compensation	(86)	(79)	(180)	(173)

Pro forma net income	$923	$796	$1,606	$1,391

Earnings per common share
Basic—as reported	$0.59	$0.49	$1.04	$0.89
Diluted—as reported	$0.58	$0.48	$1.02	$0.87
Basic—pro forma	$0.54	$0.45	$0.93	$0.79
Diluted—pro forma	$0.53	$0.44	$0.93	$0.77
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.1%	4.4%	3.1%	4.4%
Expected life	6 yrs.	6 yrs.	6 yrs.	6 yrs.
Expected volatility	27%	27%	27%	27%
Expected dividend yield	1.15%	1.15%	1.15%	1.15%

Merger-Related Costs

We recognized employee-related and information systems integration costs associated with our merger with Quaker of $11 million ($9 million after-tax) for the 12 weeks and $22 million ($19 million after-tax or $0.01 per share) for the 24 weeks ended June 14, 2003. We recognized $65 million ($52 million after-tax or $0.03 per share) for the 12 weeks and $101 million ($82 million after-tax or $0.04 per share) for the 24 weeks ended June 15, 2002.

Analysis of merger-related integration and restructuring reserves which are included in accounts payable and other current liabilities in the Condensed Consolidated Balance Sheet:

	Integration	Employee related	Facility and other exit	Total

Reserves, December 28, 2002	$43	$48	$6	$97
2003 costs	14	7	1	22
Cash payments	(46)	(20)	(1)	(67)
Reclassification to post retirement/employment	—	(2)	—	(2)
Other noncash utilization	2	—	(2)	—

Reserves, June 14, 2003	$13	$33	$4	$50

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	6/14/03		6/15/02
	Income	Shares(a)	Income	Shares(a)

Net income	$1,009		$875
Less: preferred dividends	1		1

Net income available for common shareholders	$1,008	1,720	$874	1,769

Basic net income per common share	$0.59		$0.49

Net income available for common shareholders	$1,008	1,720	$874	1,769
Dilutive securities:
Stock options	–	23	–	37
ESOP convertible preferred stock	–	3	1	3

Diluted	$1,008	1,746	$875	1,809

Diluted net income per common share	$0.58		$0.48

	24 Weeks Ended
	6/14/03		6/15/02
	Income	Shares(a)	Income	Shares(a)

Net income	$1,786		$1,564
Less: preferred dividends	2		2

Net income available for common shareholders	$1,784	1,720	$1,562	1,765

Basic net income per common share	$1.04		$0.89

Net income available for common shareholders	$1,784	1,720	$1,562	1,765
Dilutive securities:
Stock options	–	22	–	36
ESOP convertible preferred stock	1	3	2	4

Diluted	$1,785	1,745	$1,564	1,805

Diluted net income per common share	$1.02		$0.87

(a)	Weighted average common shares outstanding

Supplemental Cash Flow Information

	24 weeks ended
	6/14/03	6/15/02

Interest paid	$76	$64
Income taxes paid	$324	$336
Acquisitions:
Fair value of assets acquired	$66	$87
Cash paid and debt assumed	(16)	(78)

Liabilities assumed	$50	$9

ITEM 2. Management’s Discussion and Analysis

FINANCIAL REVIEW

Our discussion and analysis is an integral part of understanding our financial results. Also refer to Basis of Presentation and Our Divisions in the Notes to the Condensed Consolidated Financial Statements. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

Our Critical Accounting Policies

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, an understanding of our interim sales incentives and effective tax rate policies is necessary to analyze our quarterly financial results. As a result of these policies, estimates are included, and may significantly impact our quarterly results.

Sales Incentives

We offer sales incentives through various programs to our customers and consumers. These incentives are recorded as a reduction of the sales price of our products. Certain promotional allowances are recognized at the time of the sale while other incentives, such as bottler funding and customer volume rebates, are recognized during the year incurred, generally in proportion to revenue, based on anticipated final payment which is estimated from historical experience with similar programs.

Effective Tax Rate

In determining our quarterly provision for income taxes, we use an annual effective tax rate which is based on our expected annual income, statutory rates and tax planning opportunities. Our effective tax rate reflects our best estimate of the ultimate outcome of tax audits. Significant or unusual items, such as the tax benefits from merger-related costs and taxes related to the sales of businesses, are separately recognized in the quarter in which they occur.

Our Business Risks

We discuss expectations regarding our future performance, such as business outlook in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

Our operations outside of North America generate approximately 30% of our net revenue. As a result, we are exposed to foreign currency risks. During the quarter, declines in the Mexican peso and Brazilian real were substantially offset by increases in the British pound and the euro. For 2003, the unfavorable impact of the Mexican peso is expected to be partially offset by the favorable impact of the British pound and euro, however, continued weakness in the Mexican peso could adversely affect our results.

Cautionary statements regarding our trends and future results were included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. In particular, you should consider the following factors in 2003:

•	the success of our product introductions and innovation,

•	the weak macroeconomic conditions in Latin America,

•	increasing commodity costs, and

•	continuing retailer consolidation.

Results of Operations—Consolidated Review

In the discussions of net revenue and operating profit below, volume reflects the year-over-year impact of selling more physical units, absent any year-over-year changes in price or cost. Effective net pricing reflects the year-over-year impact of discrete pricing actions, the impact of sales incentives and mix resulting from selling varying products in different package sizes and in different countries.

Items Affecting Comparability

We incurred costs associated with our merger with Quaker of $11 million ($9 million after-tax) for the 12 weeks and $22 million ($19 million after-tax or $0.01 per share) for the 24 weeks ended June 14, 2003. We recognized $65 million ($52 million after-tax or $0.03 per share) for the 12 weeks and $101 million ($82 million after-tax or $0.04 per share) for the 24 weeks ended June 15, 2002. See Merger-Related Costs in the Notes to the Condensed Consolidated Financial Statements.

During the first quarter, we sold our Quaker Foods North America’s Mission pasta business. The transaction resulted in a net gain of $25 million ($16 million after-tax and $0.01 per share). This gain has been included in our divested business results for the 24 weeks ended June 14, 2003.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. Total division servings increased 5% for the 12 weeks, with worldwide beverages growing 5% and worldwide snacks growing 4%. For the 24 weeks, total division servings grew 4%, with worldwide beverages and worldwide snacks each growing 4%.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/14/03	6/15/02	Change	6/14/03	6/15/02	Change

Net revenue	$6,538	$6,119	7%	$12,068	$11,430	6%
Division operating profit	$1,476	$1,359	9%	$2,673	$2,480	8%
Division operating profit margin	22.6%	22.3%	0.3	22.2%	21.8%	0.4
Total operating profit	$1,381	$1,226	13%	$2,517	$2,227	13%
Total operating profit margin	21.1%	20.0%	1.1	20.9%	19.5%	1.4

12 Weeks

Net revenue increased 7% primarily due to volume gains across all divisions and higher effective net pricing, reflecting favorable mix as well as concentrate and fountain pricing, partially offset by increased promotional spending. The volume gains contributed approximately 4 percentage points to the revenue growth.

Division operating profit increased 9% and division operating profit margin increased 0.3 percentage points. Costs of sales increased 9%, ahead of volume growth, reflecting the mix change to higher cost products in North America and increased commodity costs, particularly corn oil and natural gas. Selling, general and administrative expenses increased 5% driven by higher selling and distribution costs reflecting the increased volume and the impact of inflation from U.S. dollar denominated costs in Brazil and Mexico.

Foreign currencies had no significant impact on net revenue or operating profit growth.

24 Weeks

Net revenue increased 6% primarily due to volume gains across all divisions and higher effective net pricing, reflecting favorable mix as well as concentrate and fountain pricing, partially offset by increased promotional spending. The volume gains contributed nearly 4 percentage points to the revenue growth.

Division operating profit increased 8% and operating profit margin increased 0.4 percentage points. Cost of sales increased 7%, ahead of volume growth, reflecting the mix change to higher cost products in North America and increased commodity costs, particularly corn oil and natural gas. Selling, general and administrative expenses increased 4% driven by higher selling and distribution costs reflecting the increased volume and the impact of inflation from U.S. dollar denominated costs in Brazil and Mexico.

Foreign currencies had no significant impact on net revenue or operating profit growth.

Corporate Unallocated

Corporate unallocated includes costs of our corporate headquarters, centrally managed initiatives, unallocated insurance and benefit programs, foreign exchange transaction gains and losses and certain one-time charges.

For the 12 weeks, corporate unallocated expenses increased 9% reflecting higher costs relating to deferred compensation programs and other employee benefits, partially offset by a legal settlement gain. Departmental expenses, which exclude spending behind our Business Process Optimization initiative, were flat.

For the 24 weeks, corporate unallocated costs declined nearly 1% primarily due to higher foundation contributions in the prior year, the legal settlement gain in the current year and favorable transactional foreign exchange comparisons. This favorability was partially offset by increased deferred compensation and other employee benefit costs. Departmental expenses increased 2%.

Merger-related Costs

For the 12 and 24 week period, total operating profit and operating profit margin benefited from the margin impact of lower merger-related costs. For additional information on merger-related costs, see Merger-related Costs in the Notes to the Consolidated Financial Statements.

Divested Businesses

See Items Affecting Comparability above.

Outlook

For the remainder of 2003, we expect benefit from the previously implemented price increases on our concentrate and fountain products and ready-to-eat cereals. We expect operating margins to continue to improve as a result of ongoing productivity initiatives. Better-for-you products are expected to contribute an increasing percentage of our global portfolio of products, particularly at Frito-Lay North America. We expect commodity costs to continue to negatively impact our operating profit growth. Also, see Our Business Risks above.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/14/03	6/15/02	Change	6/14/03	6/15/02	Change

Bottling equity income	$95	$94	2%	$110	$121	(8)%
Interest expense, net	$(22)	$(38)	42%	$(52)	$(57)	8%
Tax rate	30.6%	31.7%	(1.1)	30.6%	31.7%	(1.1)
Net income	$1,009	$875	15%	$1,786	$1,564	14%
Net income per common Share	$0.58	$0.48	19%	$1.02	$0.87	18%

12 Weeks

Bottling equity income increased 2% as favorable comparisons from our international bottling investments were partially offset by soft earnings from our U.S. anchor bottlers.

Interest expense, net of interest income, declined 42% primarily due to a gain of $10 million on our investments used to economically hedge a portion of the change in our deferred compensation liability versus a loss of $8 million in the prior year. The offset to this gain is reflected in corporate unallocated within selling, general and administrative expenses.

The tax rate decreased 1.1 percentage points compared to prior year. The lower tax rate is primarily associated with our new concentrate plant, as well as a reduction in merger-related costs with lower tax benefit which contributed approximately 0.4 percentage point to this decline. The lower benefit from merger-related costs, increased our second quarter 2003 tax rate by 0.1 percentage point.

Net income increased 15% and the related net income per share increased 19%. These increases primarily reflect improved operating results which contributed 8 percentage points to this growth and lower merger-related costs which contributed 5 percentage points. Lower net interest expense and a lower tax rate also contributed to the growth. In addition, net income per common share growth reflects the benefit of a reduction in average shares outstanding primarily as a result of our share buyback program.

24 Weeks

Bottling equity income decreased 8% primarily due to lower earnings from our U.S. anchor bottlers, partially offset by favorable comparisons from our international bottling investments.

Interest expense, net of interest income, decreased 8% primarily due to a comparative gain of $11 million on our investments used to economically hedge a portion of the change in our deferred compensation liability versus a loss of $8 million in the prior year. The offset to this gain is reflected in corporate unallocated within selling, general and administrative expenses. This gain was partially offset by lower average investment balances.

The tax rate decreased 1.1 percentage points compared to prior year. The lower tax rate is primarily associated with our new concentrate plant, as well as a reduction in merger-related costs with lower tax benefit which contributed approximately 0.4 percentage point to this decline. The lower benefit from merger-related costs increased our year-to-date 2003 tax rate by 0.1 percentage point.

Net income increased 14% and the related net income per share increased 18%. These increases primarily reflect improved operating results which contributed 9 percentage points to this growth, and lower merger-related costs which contributed 4 percentage points. Net income per common share growth also reflects the benefit of a reduction in average shares outstanding primarily as a result of our share buyback program.

Results of Operations—Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Prior year amounts exclude the results of divested businesses. For additional information on our divisions, see Our Divisions in the Notes to our Condensed Consolidated Financial Statements.

Frito-Lay North America

	12 Weeks Ended			24 Weeks Ended
	6/14/03	6/15/02	Change	6/14/03	6/15/02	Change

Net revenue	$2,149	$2,026	6%	$4,177	$3,952	6%
Operating profit	$558	$526	6%	$1,064	$1,005	6%

12 Weeks

Pound volume grew almost 4% primarily due to new products, double-digit growth in Cheetos, Munchies snack mix and Quaker Chewy Granola bars, and single-digit growth in Doritos. Quaker Toastables led the new product growth. These gains were partially offset by double-digit declines in Rold Gold, Bistro Lays and Go Snacks due to the overlap with prior year innovation.

Net revenue and operating profit growth of 6% reflects the volume growth and positive net effective pricing. Better-for-you products, with less fat, fewer calories or lower sodium, generated more than 10% of the 2003 net revenue. These higher priced products contributed to the positive net effective pricing which more than offset the higher trade spending on warehouse-distributed product innovation. Increased commodity costs, particularly corn oil and natural gas, and Stax start-up costs reduced operating profit growth by 4 percentage points, more than offsetting cost leverage generated from recent productivity initiatives.

24 Weeks

Pound volume grew 4% primarily due to new products, double-digit growth in Cheetos, Munchies snack mix and branded dips, single-digit growth in Doritos, and double-digit growth in Quaker Chewy Granola bars. Quaker Toastables led the new product growth. These gains were partially offset by double-digit declines in Bistro Lays and 3D Ruffles.

Net revenue and operating profit growth of 6% reflects the volume growth and positive net effective pricing. Better-for-you products generated more than 10% of the 2003 net revenue. These higher priced products contributed to the positive net effective pricing which more than offset higher trade spending on warehouse-distributed product innovation. Increased commodity costs, particularly corn oil and natural gas, and Stax start-up costs reduced operating profit growth by 4 percentage points, more than offsetting the cost leverage generated from recent productivity initiatives.

PepsiCo Beverages North America

	12 Weeks Ended			24 Weeks Ended
	6/14/03	6/15/02	Change	6/14/03	6/15/02	Change

Net revenue	$1,962	$1,827	7%	$3,507	$3,313	6%
Operating profit	$494	$448	10%	$837	$774	8%

12 Weeks

Volume increased over 4% reflecting non-carbonated beverage growth of 8% and carbonated beverage growth of 3%, an improvement from the first quarter. The noncarbonated growth was fueled by double-digit growth in Gatorade. Aquafina also contributed with double-digit growth as did Propel fitness water, which benefited from new flavors launched during the first quarter. The chilled juice portfolio grew slightly, led by Tropicana Pure Premium, but was more than offset by declines in the juice drinks portfolio. The carbonated beverage performance reflects growth from the national launch of Sierra Mist, mid single-digit growth in trademark Mountain Dew, as a result of the summer-only offering of LiveWire, and high single-digit diet carbonated soft drink growth, primarily Diet Pepsi. Continued declines in trademark Pepsi, other than diet, partially offset this carbonated beverage growth.

Net revenue increased 7% and operating profit increased 10% reflecting higher effective net pricing and the increased volume. Higher effective net pricing resulted from a favorable product mix shift due to the Gatorade growth, as well as concentrate and fountain price increases. The price increases contributed nearly 2 percentage points to the net revenue growth and 7 percentage points to operating profit growth. Advertising and marketing costs grew at a slower rate than sales contributing to the operating profit margin improvement.

24 Weeks

Volume increased 2% reflecting non-carbonated beverage growth of 8% and flat carbonated beverage volume. Double-digit growth in both Gatorade and Aquafina fueled the non-carbonated growth. Propel fitness water also contributed to the growth reflecting strong performance from new flavors launched during the first quarter. The carbonated beverage performance was driven by the national launch of Sierra Mist, mid single-digit growth in Diet Pepsi and the summer-only offering of Mountain Dew LiveWire. Declines in trademark Pepsi, excluding diet, and Mountain Dew, excluding LiveWire, offset this carbonated beverage growth.

Net revenue increased 6% and operating profit increased 8% reflecting higher effective net pricing and the increased volume growth. The higher effective net pricing reflects a favorable product mix shift resulting from the Gatorade growth and concentrate and fountain price increases, partially offset by increased promotional spending. The price increases contributed 2 percentage points to the net revenue growth and 8 percentage points to operating profit growth. Advertising and marketing costs grew at a slower rate than sales contributing to the operating profit margin improvement.

Quaker Foods North America

	12 Weeks Ended			24 Weeks Ended
	6/14/03	6/15/02	Change	6/14/03	6/15/02	Change

Net revenue	$309	$306	1%	$680	$663	3%
Operating profit	$96	$97	(1)%	$219	$211	4%

12 Weeks

Volume increased almost 3% primarily reflecting the national launch of Breakfast Squares and growth in Oatmeal to Go in Canada. Growth in other foods was offset by declines in Rice and Pasta Roni side dishes.

Net revenue increased 1% and operating profit declined 1%. Net revenue growth fell short of volume growth due to lower effective net pricing reflecting increased promotional spending as a result of changes in product and channel mix. Ready-to-eat cereal price increases were offset by unfavorable product and channel mix. Operating profit growth was reduced by higher commodity costs, principally oats and fuel costs, and general and administrative expenses. The increased general and administrative expenses resulted from higher employee-related costs and reduced operating profit growth by nearly 5 percentage points.

24 Weeks

Volume increased 4% driven by the national launch of Breakfast Squares, growth in Oatmeal to Go in Canada and the breakfast bundling event with Tropicana in the first quarter. Declines in Rice and Pasta Roni side dishes partially offset the overall growth.

Net revenue increased 3% and operating profit increased 4% due to the volume growth, partially offset by increased promotional spending. In addition, operating profit benefited from lower advertising costs.

PepsiCo International

	12 Weeks Ended			24 Weeks Ended
	6/14/03	6/15/02	Change	6/14/03	6/15/02	Change

Net revenue	$2,118	$1,924	10%	$3,702	$3,432	8%
Operating profit	$328	$288	14%	$553	$490	13%

12 Weeks

International snacks volume grew 6% primarily due to double-digit sweet growth at Gamesa in Mexico. Salty growth was low single-digit reflecting single-digit growth at Walkers in the United Kingdom led by the acquisition of Wotsits snack brand, and double-digit growth in Turkey, offset by a slight decline at Sabritas in Mexico. International beverages volume grew 6% led by strong double-digit growth in India, Brazil, Thailand and Russia. Volume gains in India were driven by competitive pricing actions. These advances were partially offset by double-digit declines in Germany due to the new one-way bottle deposit requirement introduced in the beginning of 2003.

Growth in net revenue of 10% and operating profit of 14% primarily reflects the volume growth. Higher net effective pricing in Brazil and Mexico was partially offset by the competitive pricing actions in India. The acquisition of the Wotsits snack brand in the United Kingdom contributed 1 percentage point to net revenue growth and nearly 2 percentage points to operating profit growth. These operating profit gains were partially offset by the impact of inflation from U.S. dollar denominated costs in Brazil and Mexico.

Foreign currency was not a factor in net revenue growth as unfavorable Mexican peso and Brazilian real rates substantially offset favorable British pound and euro rates. Net unfavorable foreign currencies, reflecting the unfavorable Mexican peso partially offset by the favorable British pound and euro, reduced operating profit growth by 2 percentage points.

24 Weeks

International snacks volume grew 4% primarily due to double-digit sweet growth at Gamesa in Mexico. Salty growth was low single-digit reflecting single-digit growth at Walkers in the United Kingdom led by the acquisition of Wotsits, offset by a slight decline at Sabritas in Mexico and double-digit declines in Venezuela. International beverages volume grew 6% led by strong double-digit growth in India, Brazil, Russia and Thailand and high single-digit growth in China. Volume gains in India were driven by competitive pricing actions. These advances were partially offset by double-digit declines in Germany due to the new one-way bottle deposit requirement, and in Venezuela due to the national strike.

Growth in net revenue of 8% and operating profit of 13% primarily reflects the volume growth. Higher net effective pricing in Mexico and Brazil was partially offset by the competitive pricing actions in India. The acquisition of the Wotsits snack brand in the United Kingdom contributed 1 percentage point to net revenue growth and nearly 2 percentage points to operating profit growth. These gains were partially offset by the impact of inflation from U.S. dollar denominated costs in Brazil and Mexico.

Net unfavorable foreign currencies, reflecting the unfavorable Mexican peso partially offset by the favorable British pound and euro, reduced net revenue growth by 1 percentage point and operating profit growth by 4 percentage points.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities of $1.7 billion reflects our solid business results offset by an increase in working capital. The working capital increase primarily reflected the seasonal build, the timing of payments, principally related to marketplace spending, and higher than normal accounts payable balances at year-end 2002. These uses of working capital were partially offset by an increase in income taxes payable. Quaker integration and restructuring costs of $67 million were paid during the 24 weeks ended June 14, 2003.

Investing Activities

Net cash used for investing activities of $1.3 billion primarily reflects higher short-term investments of $753 million and capital spending of $578 million. Capital spending was $72 million higher than the same period in 2002 primarily due to the construction of our new concentrate plant and production lines for Stax. We anticipate that future spending on plant, equipment and information technology will continue to support our business growth and ongoing business initiatives at the historical rate of approximately 5.5% to 6% of net revenue or approximately $1.5 billion.

Financing Activities

Net cash used for financing activities of $1.2 billion primarily reflects payments of long-term debt of $539 million, dividend payments of $518 million and common share repurchases of $468 million.

During the quarter, we repurchased 3.3 million shares at a cost of $137 million. From the beginning of the year through July 7, 2003, we repurchased 11.7 million shares at a cost of $486 million. We expect to spend between $1 billion and $1.5 billion to buy back shares during the remainder of 2003.

Management Operating Cash Flow

Management operating cash flow is the primary measure management uses to monitor cash flow performance. It is not a measure calculated under generally accepted accounting principles in the United States. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. The table below reconciles net cash provided by operating activities as reflected in our Condensed Consolidated Statement of Cash Flows to our management operating cash flow.

	24 Weeks Ended
	6/14/03	6/15/02

Net cash provided by operating activities	$1,699	$1,995
Capital spending	(578)	(506)

Management operating cash flow	$1,121	$1,489

Management operating cash flow for the 24 weeks ended June 14, 2003 was approximately $368 million lower than the same period in 2002. This comparative decrease primarily reflects the timing of payments and the increased capital spending. We anticipate management operating cash flow of approximately $3 billion for the full-year in 2003.

Independent Accountants’ Review Report

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 14, 2003 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 14, 2003 and June 15, 2002 and the Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 14, 2003 and June 15, 2002. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Basis of Presentation and Our Divisions in the Notes to the Condensed Consolidated Financial Statements, PepsiCo, Inc. changed the reporting calendar from months to fiscal periods for certain of its businesses. Prior year quarterly results have been restated for this change.

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

KPMG LLP

New York, New York

July 10, 2003

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Rule 13a-14 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the SEC.

In addition, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION AND SIGNATURES

ITEM 4. Submission of Matters to a Vote of Security Holders

PepsiCo’s Annual Meeting of Shareholders was held on May 7, 2003.

Election of Directors

Nominee	For	Withheld
John F. Akers	1,436,683,823	27,186,335
Robert E. Allen	1,435,264,732	28,605,426
Peter Foy	1,437,806,254	26,063,904
Ray L. Hunt	1,437,153,952	26,716,206
Arthur C. Martinez	1,436,155,358	27,714,800
Indra K. Nooyi	1,447,373,337	16,496,821
Franklin D. Raines	1,436,679,458	27,190,700
Steven S Reinemund	1,437,405,255	26,464,903
Sharon Percy Rockefeller	1,437,063,784	26,806,374
James J. Schiro	1,446,237,879	17,632,279
Franklin A. Thomas	1,435,887,599	27,982,559
Cynthia M Trudell	1,437,419,711	26,450,447
Solomon D. Trujillo	1,446,621,765	17,248,393
Daniel Vasella	1,437,952,101	25,918,052

Description of Proposals	Number of Shares
	For	Against	Abstain
Approval of the appointment of KPMG LLP as independent auditors	1,409,469,969	43,877,079	10,523,110
Approval of 2003 Long-Term Incdentive Incentive Plan	990,155,749	456,214,586	17,499,823
Term Limits for Directors	32,795,842	1,140,070,863	27,858,882
Report on HIV/Aids in Africa	90,451,554	1,017,349,411	92,924,622
Water Use Through Supply Chain	96,791,956	1,008,281,177	95,652,454

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits—See Index to Exhibits on page 29.

(b)	Reports on Form 8-K

1.	On April 10, 2003, we filed a Current Report on Form 8-K pursuant to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 9. Regulation FD Disclosure attaching our press release and letter to shareholders and investors dated April 10, 2003 and financial schedules announcing our historical results adjusted to reflect organizational and other changes.

2.	On April 17, 2003, we filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure attaching our press release dated April 17, 2003 announcing our earnings results for the first quarter of 2003.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: July 25, 2003	/s/ PETER A. BRIDGMAN

Peter A. Bridgman Senior Vice President and Controller

Date: July 25, 2003	/s/ ROBERT E. COX

Robert E. Cox Vice President, Associate General Counsel and Assistant Secretary

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 3	By-laws of PepsiCo, Inc., as amended on May 7, 2003

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Accountants’ Acknowledgement

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 99.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.