Form 10-K
period 2003-12-27
PEPSICO INC
filed 2004-03-04
CIK 77476

No. 1-1183

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 27, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) . Yes ☒ No ☐

The number of shares of PepsiCo Common Stock outstanding as of February 20, 2004 was 1,710,245,642. The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo as of February 20, 2004 was $88,488,075,582.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 5, 2004 Annual Meeting of Shareholders	III

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 27, 2003

ii

PART I

Item 1.	Business

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our” and the “Company” mean PepsiCo and its divisions and subsidiaries.

Our Divisions

We are a leading, global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods. We are organized in four divisions:

•	Frito-Lay North America,

•	PepsiCo Beverages North America,

•	PepsiCo International, and

•	Quaker Foods North America.

Our North American divisions operate in the United States and Canada. Our international divisions operate in nearly 200 countries, with our largest operations in Mexico and the United Kingdom. Financial information concerning our divisions and geographic areas is presented in Note 1 to our consolidated financial statements and additional information concerning our division operations, customers and distribution network is presented under the heading “ Our Business” contained in “ Item 7. Management’s Discussion and Analysis.”

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos flavored tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, Fritos corn chips, Ruffles potato chips, branded dips, Quaker Chewy granola bars, Rold Gold pretzels, Sunchips multigrain snacks, Munchies snack mix, Grandma’s cookies, Quaker Quakes corn and rice snacks, Quaker Fruit & Oatmeal bars, Cracker Jack candy coated popcorn, Lay’s Stax and Go Snacks. FLNA branded products are sold to independent distributors and retailers. FLNA’s net revenue was $9.1 billion in 2003, $8.6 billion in 2002 and $8.2 billion in 2001 and approximated 34% of our total division net revenue in each of those years.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under the brands Pepsi, Mountain Dew, Sierra Mist, Mug, SoBe, Gatorade, Tropicana Pure Premium, Dole, Tropicana Season’s Best, Tropicana Twister and Propel. PBNA also manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to bottlers licensed by us, and some of these branded products are sold directly by us to independent distributors and retailers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s net revenue was $7.7 billion in 2003, $7.2 billion in 2002 and $6.9 billion in 2001 and approximated 29% of our total division net revenue in each of those years.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Sabritas, Gamesa and Alegro in Mexico, Walkers in the United Kingdom, and Smith’s in Australia. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Mountain Dew, Gatorade and Tropicana outside North America. These brands are sold to franchise bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also licenses the Aquafina water brand to certain of its franchise bottlers. PI’s net revenue was $8.7 billion in 2003, $7.7 billion in 2002 and $7.5 billion in 2001 and approximated 32% of our total division net revenue in each of those years.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni, Pasta Roni and Near East side dishes, Aunt Jemima mixes and syrups and Quaker grits. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $1.5 billion in 2003 and 2002 and $1.4 billion in 2001 and approximated 5% of our total division net revenue in each of those years.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and food service and vending distribution networks. The distribution system used depends on customer needs, product characteristics, and local trade practices. These distribution systems are described under the heading “ Our Business” contained in “ Item 7. Management’s Discussion and Analysis.”

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are almonds, aspartame, cocoa, corn, corn sweeteners, flavorings, flour, juice and juice concentrates, oats, oranges, grapefruits and other fruits, potatoes, rice, seasonings, sugar, vegetable and essential oils and wheat. Our key packaging materials include P.E.T. resin used for plastic bottles, film packaging used for snack foods and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. These products are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. The prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past, we have done so successfully. However, there is no assurance that we will be able to do so in the future.

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, AMP, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Cracker Jack, Diet Pepsi, Doritos, Frito-Lay, Fritos, Fruitworks, Gamesa, Gatorade, Golden Grain, Grandma’s, Lay’s, Life, Mirinda, Mountain Dew, Mountain Dew Code Red, Mr. Green, Mug, Near East, Pasta Roni, Pepsi, Pepsi Blue, Pepsi Max, Pepsi One, Pepsi Twist, Pepsi-Cola, Propel, Quaker, Quaker Chewy, Quaker Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, 7UP and Diet 7UP (outside the United States), Sierra Mist, Slice, Smith’s, SoBe, Sunchips, Tostitos, Tropicana, Tropicana Pure Premium, Tropicana Season’s Best, Tropicana Twister, Walkers, Wild Cherry Pepsi and Wotsits. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

We either own or have licenses to use a number of patents which relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Seasonality

Our beverage and food divisions are subject to seasonal variations. Our beverage sales are higher during the warmer months and certain food sales are higher in the cooler months. However, taken as a whole, seasonality does not have a material impact on our business.

Our Customers

Our customers include franchise bottlers and independent distributors and retailers. We grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements specify the amount to be paid by our bottlers for concentrate and full goods and for Aquafina royalties, as well as the manufacturing process required for product quality.

Sales to Wal-Mart Stores, Inc. represent approximately 10% of our global net revenue. Retail consolidation has increased the importance of major customers and further consolidation is expected. Our top five retail customers currently represent approximately 26% of our 2003 North American gross revenue, with Wal-Mart representing approximately 12%. In addition, sales to The Pepsi Bottling Group (PBG) represent approximately 10% of our net revenue. See Note 8 to our consolidated financial statements for more information on our anchor bottlers.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Success in this competitive environment is primarily achieved through effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

Despite holding a significant leadership market position in the snack industry worldwide, Frito-Lay faces local and regional competitors as well as national and global snack competitors on issues related to price, quality, variety and distribution. In the beverage industry, we are focused against The Coca-Cola Company, our primary competitor. In the United States, The Coca-Cola Company has a slightly larger share of carbonated soft drink consumption, while we have a larger share for chilled juices and isotonics. We also face many local value brand competitors in the United States. Internationally, The Coca-Cola Company has a significant market share advantage for carbonated beverages. In addition, internationally we compete with strong local carbonated beverage brands in many countries.

The information in the charts above is based on Information Resources, Inc. and ACNeilson Corporation reports that exclude Wal-Mart volume as Wal-Mart does not report volume data to these services.

Regulatory Environment

The conduct of our businesses, and the production, distribution and use of many of our products, are subject to various federal laws, such as the Food, Drug and Cosmetic Act and the Occupational Safety and Health Act. Our businesses in the United States are also subject to state and local laws.

We are also subject to the laws of the countries in which we conduct our businesses. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions. We rely on local in-house and outside counsel to ensure compliance with foreign laws and regulations. The cost of compliance with foreign laws does not have a material financial impact on our international operations.

Employees

As of December 27, 2003, we employed, subject to seasonal variations, approximately 143,000 people worldwide, including approximately 60,000 people employed within the United States. We believe that relations with our employees are generally good.

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

Frito-Lay North America

Frito-Lay North America (FLNA) owns or leases approximately 50 food manufacturing and processing plants and approximately 1,900 warehouses, distribution centers and offices, including its headquarters building and a research facility in Plano, Texas.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) owns or leases approximately 30 plants and production processing facilities and approximately 30 warehouses, distribution centers and offices, including its headquarters building in downtown Chicago, Illinois. Licensed bottlers in which we have an ownership interest own or lease approximately 70 bottling plants.

PepsiCo International

PepsiCo International (PI) owns or leases approximately 150 plants and approximately 1,450 warehouses, distribution centers and offices. PI is headquartered in the corporate facility in Purchase, NY.

Quaker Foods North America

Quaker Foods North America (QFNA) owns or leases approximately 30 manufacturing plants and distribution centers in North America. QFNA is headquartered in the same facility with PBNA in downtown Chicago, Illinois.

Shared Properties

Frito-Lay North America and Quaker Foods North America share 7 plants that manufacture oat-based foods and snacks. FLNA, PBNA and QFNA share approximately 20 distribution centers, warehouses and offices in North America, including a research and development laboratory in Barrington, Illinois.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Our Executive Officers

The following is a list of names, ages and background of our current executive officers:

Steven S Reinemund, 55, has been PepsiCo’s Chairman and Chief Executive Officer since May 2001. He was elected a director of PepsiCo in 1996 and before assuming his current position, served as President and Chief Operating Officer from September 1999 until May 2001. Mr. Reinemund began his career with PepsiCo in 1984 as a senior operating officer of Pizza Hut, Inc. He became President and Chief Executive Officer of Pizza Hut in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay, Inc., and Chairman and Chief Executive Officer of the Frito-Lay Company in 1996. Mr. Reinemund is also a director of Johnson & Johnson.

David R. Andrews, 62, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in February 2002. Before joining PepsiCo, Mr. Andrews was a partner in the law firm of McCutchen, Doyle, Brown & Enersen, LLP, a position he held from 2000 to 2002 and from 1981 to 1997. From 1997 to 2000, he served as the legal adviser to the U.S. Department of State and former Secretary of State Madeleine Albright.

Peter A. Bridgman, 51, has been our Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Abelardo E. Bru, 55, was appointed Chairman and Chief Executive Officer of Frito-Lay North America in February 2003. Mr. Bru served as President and Chief Executive Officer of Frito-Lay North America from 1999 to 2003 and as President and General Manager of PepsiCo’s Sabritas snack unit from 1992 to 1999. Mr. Bru has served in various senior international positions with PepsiCo Foods International since joining PepsiCo in 1976.

Matthew M. McKenna, 53, has been our Senior Vice President of Finance since August 2001. Mr. McKenna began his career at PepsiCo as Vice President, Taxes in 1993. In 1998, he became Senior Vice President, Taxes and served as Senior Vice President and Treasurer from 1998 until 2001. Prior to joining PepsiCo, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

Margaret D. Moore, 56, is our Senior Vice President, Human Resources, a position she assumed at the end of 1999. From November 1998 to December 1999, she was Senior Vice President and Treasurer of The Pepsi Bottling Group, Inc. (PBG). Prior to joining PBG, Ms. Moore spent 25 years with PepsiCo in a number of senior financial and human resources positions.

Indra K. Nooyi, 48, was elected to PepsiCo’s Board and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as Senior Vice President, Strategic Planning and Senior Vice President, Corporate Strategy and Development from 1994 until 2000. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. Ms. Nooyi is also a director of Motorola, Inc.

Lionel L. Nowell III, 49, has been our Senior Vice President and Treasurer since August 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of The Pepsi Bottling Group. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit, and Director of Internal Audit.

Gary M. Rodkin, 51, was appointed Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America in February 2003. Mr. Rodkin became President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002. He served as President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002. Mr. Rodkin was President of Tropicana North America from 1995 to 1998, and became President and Chief Executive Officer of Tropicana when PepsiCo acquired it in 1998.

Michael D. White, 52, was appointed Chairman and Chief Executive Officer of PepsiCo International in February 2003, after serving as President and Chief Executive Officer of Frito-Lay’s Europe/Africa/Middle East division since 2000. From 1998 to 2000, Mr. White was Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White has also served as Executive Vice President and Chief Financial Officer of PepsiCo Foods International and Chief Financial Officer of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning.

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

Shareholders - At December 27, 2003, there were approximately 214,000 shareholders of record.

Dividend Policy - Our policy is to pay quarterly cash dividends at approximately one-third of our previous year’s net income. Dividends are usually declared in January, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 12, June 11, September 10, and December 10, 2004. We have paid quarterly cash dividends since 1965. The quarterly dividends declared in 2003 and 2002 are contained in our Selected Financial Data.

Stock Prices - The composite quarterly high, low and closing prices for PepsiCo Common Stock for each fiscal quarter of 2003 and 2002 are contained in our Selected Financial Data.

Information on PepsiCo Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information” and is incorporated herein by reference. See Note 6 to our consolidated financial statements for a description of our employee stock option plans.

Item 6. Selected Financial Data

Selected Financial Data is included on page 80.

Item 7. Management’s Discussion and Analysis

Our discussion and analysis is an integral part of understanding our financial results. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Our Operations

We are a leading, global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods. We are organized in four divisions:

•	Frito-Lay North America,

•	PepsiCo Beverages North America,

•	PepsiCo International, and

•	Quaker Foods North America.

Net revenue and operating profit contributions from each of our divisions are as follows:

Our North American divisions operate in the United States and Canada. Our international divisions operate in nearly 200 countries, with our largest operations in Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1 to our consolidated financial statements.

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos flavored tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, Fritos corn chips, Ruffles potato chips, branded dips, Quaker Chewy granola bars, Rold Gold pretzels, Sunchips multigrain snacks, Munchies snack mix, Grandma’s cookies, Quaker Quakes corn and rice snacks, Quaker Fruit & Oatmeal bars, Cracker Jack candy coated popcorn, Lay’s Stax and Go Snacks. FLNA branded products are sold to independent distributors and retailers.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under the brands Pepsi, Mountain Dew, Sierra Mist, Mug, SoBe, Gatorade, Tropicana Pure Premium, Dole, Tropicana Season’s Best, Tropicana Twister and Propel. PBNA also manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to bottlers licensed by us, and some of these branded products are sold directly by us to independent distributors and retailers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s volume reflects sales to its independent distributors and retailers, and the sales of beverages bearing our trademarks that franchise bottlers have reported as sold to independent distributors and retailers.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Sabritas, Gamesa and Alegro in Mexico, Walkers in the United Kingdom, and Smith’s in Australia. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Mountain Dew, Gatorade and Tropicana outside North America. These brands are sold to franchise bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also licenses the Aquafina water brand to certain of its franchise bottlers. PI reports two measures of volume. Snack volume is reported on a system-wide basis, which includes our own volume and the volume sold by our noncontrolled affiliates. Beverage volume reflects company-owned and franchise bottler sales of beverages bearing our trademarks to independent distributors and retailers.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni, Pasta Roni and Near East side dishes, Aunt Jemima mixes and syrups and Quaker grits. These branded products are sold to independent distributors and retailers.

Our Chairman and CEO Perspective

The questions below reflect those commonly asked by our shareholders, and are followed by answers from our Chairman and CEO, Steve Reinemund. Commonly asked questions regarding current financial issues have been included in “ Our Financial Results,” along with responses from our President and CFO, Indra Nooyi.

(1) This year, obesity and health and wellness have been making headlines in almost every newspaper and magazine. What are you doing to address these concerns?

We are actively addressing health and wellness and see this as an opportunity for us to provide a diversified portfolio for consumers. We see this as a win for ourselves and for our customers. You are right in that you can’t read a newspaper without finding a story on obesity and its related health consequences. For us, it signals that consumers want more choices of convenient foods and beverages that are healthier.

Rather than looking at this consumer need as a threat to our business, we began in the late 1990s to focus on further building a portfolio of better-for-you and good-for-you brands – literally re-tooling our company for future growth. Adding Tropicana, Quaker Oats and Gatorade brands over the last several years has dramatically increased our ability to provide more choices for consumers. We committed to driving 50% of our North American product innovation to better-for-you and good-for-you products. We exceeded that goal in 2003, and led the food and beverage industry as the first major company to eliminate trans fats from our corn snacks.

And that’s just the beginning. We’ve engaged leading health and nutrition experts to help us identify consumer nutrition needs. We are adopting scientifically accepted standards for nutritious foods and beverages – those based on guidance from the National Academy of Sciences and the U.S. Food and Drug Administration – to better assess our product portfolios. We’ve expanded product choices with trusted brands like Quaker, Tropicana, Gatorade, Diet Pepsi, Baked Lay’s and Aquafina. We’ve identified many opportunities for other product improvements, and we’re aggressively pursuing new product platforms. So you can see, health and wellness means opportunity for us.

(2) Retail consolidation and the power of companies like Wal-Mart seems ever-growing. What does this mean for PepsiCo?

We can only achieve long-term success if we help our business partners with their success. So when we work with retailers, franchise bottlers, joint-venture partners and suppliers, we try to ensure that our partnerships appropriately balance the interests of both parties. With our retail customers, we strive to provide products and services that contribute to growth in their sales, profit and cash flow.

Based on our research, we are a significant source of sales, profit, and cash flow growth for our retail customers. Our 16 billion-dollar brands create significant consumer pull for our retailers. This pull translates into pricing leverage for our retailers. In addition, our products are restocked often and frequently purchased on impulse. Add these factors together with our portfolio of choice for consumers and you can see why we have been, and continue to be, so important to the profit equation of our retail customers.

I also believe that our powerful Direct-Store-Delivery (DSD) system offers a unique benefit. We have almost daily contact with our retailers and consumers. We can quickly react to the marketplace and can tailor our marketing and merchandising.

Certainly, the consolidation of retailers can increase financial risk. Here, we believe that we are in a relatively good position. With our DSD system, we have better control over inventory levels. In addition, our 30-day or less sales terms and the high turnover of our products limit our financial risk.

(3) We’ve heard a lot from your soft drink competitor and its bottlers over the last six months—about better and greater sharing of the profits. Are PepsiCo and its bottlers aligned?

Here again, our long-term success is dependent on the success of our business partners and this requires alignment with our bottlers. With our bottlers, we strive to conduct business in a way that allows both the bottlers and PepsiCo to earn a reasonable return. We cannot grow at the expense of our bottlers.

(4) 2003 seemed to be jam-packed with innovation, from new products like Lay’s Stax, Pepsi Vanilla, and Frito-Lay Natural line, to expanded distribution for Sierra Mist and Propel fitness water. How does 2004 product innovation measure up?

I feel very confident that our 2004 innovation line-up can stand up to the success of 2003. We know that targeting our innovation to the changing consumer is key to our future success. Our 2004 innovation reflects a broad range of consumer choices, including those focused on health and wellness. It starts with new beverage products at Tropicana, including new Light ‘n Healthy, with 1/3 fewer calories and Healthy Heart, with vitamins, potassium and folate. Our fun-for-you innovation continues with the many products introduced late in 2003 like Lay’s Stax and Pepsi Vanilla. New snack innovation for 2004 also includes our low-carb Doritos and Tostitos offerings, Doritos Rollitos, a better-for-you Munchies kid mix, new multi-serve options and Frito-Lay Natural line-extensions. These are just some of the exciting new products for 2004.

Keep in mind that growth is not simply the number of new products in one year versus another. We also get a lift from targeting certain distribution channels or consumers. Consider our Frito-Lay Natural line which is high margin and very incremental, as it places our products in a completely new aisle for us and targets a different consumer.

(5) Carbonated soft drink (CSD) growth has been slowing overall, and brand Pepsi has been declining. Are you concerned about this?

We saw declines in brand Pepsi in 2003, but I think in part, we are losing some cola volume to our non-carbonated products, such as water, tea and isotonics, as well as diet. As the leading liquid refreshment beverage company, this is a trade-off issue for us. Change in consumer choice has translated into explosive growth in water and isotonics, where we have leading brands. Aquafina and Gatorade had double-digit volume growth in 2003. On the carbonated soft drink front, we have seen very good diet CSD performance for both the industry and for Pepsi specifically. In 2003, Diet Pepsi had solid volume growth. This diet growth reflects a consumer focused on less calories. That being said, we also have tremendous focus on strengthening our namesake brand, and have committed significant resources in new advertising and promotions to support brand Pepsi in 2004 and beyond.

So you can see, we are addressing consumer desires with expanded product choices, and with committed resources to strengthen Pepsi-Cola.

Our Customers

Our customers include franchise bottlers and independent distributors and retailers. We grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements specify the amount to be paid by our bottlers for concentrate and full goods and for Aquafina royalties, as well as the manufacturing process required for product quality.

Since we do not sell directly to the consumer, we rely on and provide financial incentives to our customers to assist in the distribution and promotion of our products. For our independent distributors and retailers, these incentives include volume-based rebates, product placement fees, promotions and displays. For our bottlers, these incentives are referred to as bottler funding and are negotiated annually with each bottler to support a variety of trade and consumer programs, such as consumer incentives, advertising support, new product support, and vending and cooler equipment placement. Consumer incentives include coupons, pricing discounts and promotions, such as sweepstakes and other promotional offers. Advertising support is directed at advertising programs and supporting bottler media. New product support includes targeted consumer and retailer incentives and direct marketplace support, such as point-of-purchase materials, product placement fees, media and advertising. Vending and cooler equipment placement programs support the acquisition and placement of vending machines and cooler equipment. The nature and type of programs vary annually. The level of bottler funding is at our discretion because these incentives are not required by the terms of our bottling contracts.

Sales to Wal-Mart Stores, Inc. represent approximately 10% of our global net revenue. Retail consolidation has increased the importance of major customers and further consolidation is expected. Our top five retail customers currently represent approximately 26% of our 2003 North American gross revenue, with Wal-Mart representing approximately 12%. In addition, sales to The Pepsi Bottling Group (PBG) represent approximately 10% of our net revenue. See Note 8 to our consolidated financial statements for more information on our anchor bottlers.

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is generally less than fifty percent and since we do not control these bottlers, we do not consolidate their results. We include our share of their net income based on our percentage of ownership in our income statement as bottling equity income. We have designated three related party bottlers, PBG, PepsiAmericas, Inc. (PAS) and Pepsi Bottling Ventures (PBV), as our anchor bottlers. Our anchor bottlers distribute approximately 65% of our North American beverage volume and approximately 20% of our international beverage volume. These bottlers participate in the bottler funding programs described above. Approximately 12% of our total sales incentives for 2003 related to these bottlers. See Note 8 to our consolidated financial statements for additional information on these related parties and related party commitments and guarantees.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and food service and vending distribution networks. The distribution system used depends on customer needs, product characteristics, and local trade practices.

Direct-Store-Delivery

We and our bottlers operate direct-store-delivery systems that deliver snacks and beverages directly to retail stores where the products are merchandised by our employees or our bottlers. Direct-store-delivery enables us to merchandise with maximum visibility and appeal. Direct-store-delivery is especially well-suited to products that are restocked often and respond to in-store promotion and merchandising.

Broker-Warehouse

Some of our products are delivered from our warehouses to customer warehouses and retail stores. These less costly systems generally work best for products that are less fragile and perishable, have lower turnover, and are less likely to be impulse purchases.

Foodservice and Vending

Our foodservice and vending sales force distributes snacks, foods and beverages to third-party foodservice and vending distributors and operators, and for certain beverages, distributes through our bottlers. This distribution system supplies our products to schools, businesses, stadiums, restaurants and similar locations.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Success in this competitive environment is primarily achieved through effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

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

Our Market Risks

We are exposed to the risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and fuel;

•	foreign exchange rates;

•	stock prices; and

•	discount rates, affecting the measurement of our pension and retiree medical liabilities.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives designated as cash flow and fair value hedges. The fair value of our hedges fluctuates based on market rates and prices. The sensitivity of our hedges to these market fluctuations is discussed below. See Note 10 to our consolidated financial statements for further discussion of these hedges and our hedging policies. See “ Our Critical Accounting Policies” for a discussion of the exposure of our pension plan assets and pension and retiree medical liabilities to risks related to stock prices and discount rates.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “ Cautionary Statements” for further discussion.

Commodity Prices

Our open commodity derivative contracts designated as hedges had a face value of $43 million at December 27, 2003 and $70 million at December 28, 2002. These derivatives resulted in a net unrealized gain of $4 million at December 27, 2003 and $6 million at December 28, 2002. We estimate that a 10% decline in commodity prices would have resulted in an unrealized loss of $1 million in 2003 and $2 million in 2002.

At the end of 2002, we made the strategic decision to switch from oil containing trans fats, such as hydrogenated soybean oil, to healthier corn oil for our salty snacks. As a result of our decision and that of others to follow, corn oil costs were more difficult to completely manage in 2003 with hedges or purchase commitments due to the limited availability of corn oil. We expect to be able to mitigate the risk of fluctuating corn oil prices with hedges or purchase commitments in 2004.

Foreign Exchange

Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity called currency translation adjustment.

Our operations outside of the United States generate about 35% of our net revenue of which Mexico, the United Kingdom and Canada comprise nearly 20%. As a result, we are exposed to foreign currency risks, including from unforeseen economic changes and political unrest. During 2003, the impact of the unfavorable Mexican peso was more than offset by the favorable euro, British pound and the Canadian dollar resulting in a contribution of nearly 1 percentage point to revenue growth. For operating profit, this unfavorability was not offset and unfavorable foreign currency reduced operating profit growth by 1 percentage point. If declines in the Mexican peso continue and are not offset, our future results will be adversely impacted.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the income statement as incurred. We may enter into derivatives to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $484 million at December 27, 2003 and $329 million at December 28, 2002. These contracts had a net unrealized loss of $30 million at December 27, 2003 and less than $1 million at December 28, 2002. We estimate that an unfavorable 10% change in the exchange rates would have resulted in an unrealized loss of $50 million in 2003 and $34 million in 2002.

Stock Prices

We manage the market risk related to our deferred compensation liability, which is indexed to certain market indices and our stock price, with mutual fund investments and prepaid forward contracts for the purchase of our stock. The combined gains or losses on these investments are offset by changes in our deferred compensation liability, which are included in corporate selling, general and administrative expenses.

Cautionary Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. The following discussion of risks and uncertainties is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our trends and future results.

Product Demand and Retail Consolidation

We are a consumer products company and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Our continued success is dependent on our product innovation, effective sales incentives, advertising campaigns and marketing programs, and our responses to consumer health concerns, including obesity, and changes in product category consumption. Seasonal weather conditions, particularly for sports drinks and hot cereals, can also impact demand. Our top five retail customers now represent approximately 26% of our North American gross revenue reflecting the continuing consolidation of the retail trade. In this environment, there continues to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including our retailers and anchor bottlers, to effectively compete.

Cost Pressures

Our costs are not fixed but fluctuate, particularly due to the availability of labor and raw materials. Therefore, our success is dependent in part on our continued ability to manage these costs through productivity initiatives, purchasing commitments and hedges. Ongoing productivity initiatives require the identification of meaningful cost saving opportunities or efficiencies and effective implementation.

Global Economic Conditions

Unforeseen economic changes and political unrest may result in business interruption, foreign currency devaluation, inflation, deflation or decreased demand, particularly in Latin America, Europe and the Middle East. Economic conditions in North America could also adversely impact growth, particularly in convenience stores where our products are generally sold in higher margin single serve packages.

Regulatory Environment

Changes in laws, regulations and the related interpretations, including changes in food and drug laws, accounting standards, taxation requirements, competition laws and environmental laws may alter the environment in which we do business and, therefore, impact our results or increase our liabilities.

OUR CRITICAL ACCOUNTING POLICIES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for stock compensation, our critical accounting policies do not involve the choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently in all periods presented and have discussed these policies with our Audit Committee.

Our critical accounting policies arise in conjunction with the following:

•	revenue recognition,

•	brand and goodwill valuations,

•	income tax expense and accruals,

•	stock compensation expense, and

•	pension and retiree medical plans.

Revenue Recognition

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery and may allow discounts for early payment. We recognize revenue upon delivery to our customers in accordance with written sales terms that do not allow for a right of return. However, our policy for direct-store-delivery and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for warehouse distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date product. Our bottlers have a similar replacement policy and are responsible for the products they distribute.

As discussed in “ Our Customers,” we offer sales incentives through various programs to customers and consumers. Sales incentives are accounted for as a reduction of sales and totaled $6.0 billion in 2003, $5.5 billion in 2002 and $4.7 billion in 2001. A number of these programs, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. The accruals are based on our historical experience with similar programs. The terms of most of our incentive arrangements do not exceed a year. However, certain arrangements, including fountain pouring rights, may extend up to 15 years. Costs incurred to obtain these arrangements are recognized over the life of the contract as a reduction of sales, and the outstanding balance of $359 million at year-end 2003 and $349 million at year-end 2002 is included in other assets in our Consolidated Balance Sheet.

We estimate and reserve for our bad debt exposure from credit sales based on our experience. Our method of determining the reserves has been consistent during the years presented in the consolidated financial statements. Bad debt expense is classified within selling, general and administrative expenses in our Consolidated Statement of Income.

Brand and Goodwill Valuations

We sell products under a number of brand names, many of which were developed by us. The brand development costs are expensed as incurred. We also purchase brands and goodwill in acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including brands, based on estimated fair value, with any remaining purchase price recorded as goodwill.

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

Goodwill and perpetual brands are not amortized. Perpetual brands and goodwill are assessed for impairment at least annually to ensure that estimated future cash flows continue to exceed the related book value. A perpetual brand is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a division or business within a division. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows.

Amortizable brands are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

We did not recognize any impairment charges for perpetual brands or goodwill during the years presented. As of December 27, 2003, we had $4.7 billion of perpetual brands and goodwill, of which nearly 75% related to Tropicana and Walkers. In our most recent impairment evaluations for Tropicana and Walkers, no impairment charges would have resulted even if operating profit growth were assumed to be 5% lower.

Income Tax Expense and Accruals

In 2003, our annual tax rate was 28.5% compared to 32.3% in 2002 as discussed in “ Other Consolidated Results.” For 2004, our annual tax rate is expected to be 29.5% reflecting the absence of a $109 million benefit from the United States Internal Revenue Service (IRS) agreements discussed below, and lower taxes on foreign results, which includes the increasing benefit from our new concentrate operations, and certain ongoing benefits resulting from agreements reached with the IRS.

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax benefits from the Quaker merger-related costs and the taxes related to divestitures of businesses to be such items.

Tax law requires items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income is not likely to support the use of a deduction or credit in that tax jurisdiction. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but we have not yet recognized as expense in our financial statements. We have not recognized any United States tax expense on undistributed international earnings since we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings are approximately $8.8 billion at December 27, 2003 and $7.5 billion at December 28, 2002.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. At the end of 2003, we entered into agreements with the IRS for open years through 1997. As part of these agreements, we also resolved the treatment of certain other issues related to future tax years. These agreements resulted in a tax benefit of $109 million in the fourth quarter of 2003 and resolved issues that will lower our future tax rate. Our tax returns subsequent to 1997 have not yet been examined. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution. Our tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year which are classified as current income taxes payable. For more information on the impact of our tax agreements, see “ Other Consolidated Results” and “ Our Liquidity and Capital Resources.”

Stock Compensation Expense

We believe that we will achieve our best results if our employees act and are rewarded as business owners. Therefore, we believe stock ownership and stock-based incentive awards are the best way to align the interests of employees with those of our shareholders. Historically, we have used stock options as our primary form of long-term incentive compensation. These grants are made at the current stock price, meaning each employee’s exercise price is equivalent to our stock price on the date of grant. Employees must generally provide three additional years of service to earn the grant; this is referred to as vesting. Our options generally have a ten-year term which means our employees would have seven years after the vesting date to elect to pay the exercise price to purchase one share of our stock for each option exercised. Employees benefit from stock options to the extent our stock price appreciates above the exercise price after vesting and during the term of the grant.

At the end of 2003, our Board approved a new compensation program which strengthens the link between pay and individual performance by differing the amount of long-term compensation for each employee based on responsibility and, for executive grants, based on individual performance. Our new program will provide our executives with the choice of being granted stock options or restricted stock units (RSUs). RSUs do not require the executive to pay an exercise price to receive a share of our stock. Executives who elect RSUs will receive one RSU for every four stock options that would have otherwise been granted. In addition, the size of the annual executive grant will be reduced to provide for a long-term cash bonus to executives. Three years of service after the grant date will continue to be required to earn the stock compensation, as well as to earn the entire long-term cash bonus. As part of the new 2003 Long-Term Incentive Plan (LTIP) program, our broad-based SharePower program will be reduced by approximately 50% for employees in the U.S. and replaced with 401(k) matching contributions of PepsiCo stock. For additional information on the 401(k) savings plans, see Note 7 to our consolidated financial statements.

Fair Value Method of Accounting

Historically, we accounted for our employee stock options using the intrinsic value method. This method measures stock compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. We did not recognize any stock compensation expense under this method because we granted our stock options at the current stock price.

At the end of 2003, we voluntarily adopted the fair value method of accounting for stock options. We selected the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to adopt this accounting. Under this method, we have restated our results for the years presented to recognize stock compensation expense as if we had applied the fair value method to account for our unvested stock options. We recognize stock compensation expense from the date of grant to the vesting date.

The restatement reduced our results as follows:

	2003	2002	2001
Operating profit	$407	$435	$385
Net income	$293	$313	$262
Net income per common share - diluted	$0.16	$0.17	$0.14

The impact of the restatement has been recorded in corporate unallocated expenses in each of the years presented. Stock compensation expense was not included in division results as the divisions were not held responsible for this expense. Commencing in 2004, our divisions will be held accountable for stock compensation expense and will be allocated an incremental employee compensation cost. Prior year division results will then be adjusted for comparability. The expected allocation of compensation expense will be approximately 30% FLNA, 21% PBNA, 31% PI, 4% QFNA and 14% PepsiCo Corporate.

Our Assumptions

Under the fair value method of accounting, we measure stock option expense at the date of grant using a Black-Scholes valuation model. This model estimates the expected value our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and dividend yield. Our weighted-average Black-Scholes fair value assumptions include:

	2004	2003	2002	2001
Expected life	6 yrs.	6 yrs.	6 yrs.	5 yrs.
Risk free interest rate	3.4%	3.1%	4.4%	4.8%
Expected volatility	26%	27%	27%	29%
Expected dividend yield	1.15%	1.15%	1.14%	0.98%

The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time we expect our employee groups will exercise their options. It is based on our historical experience with similar grants. The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. Dividend yield is estimated over the expected life based on our stated dividend policy and forecasts of net income, share repurchases and stock price.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following assumptions, our estimated 2004 stock compensation expense would increase/(decrease) as follows:

	100 Basis Point Increase	100 Basis Point Decrease
Risk free interest rate	$4	$(4)
Expected volatility	$1	$(1)
Expected dividend yield	$(6)	$7

If we assumed the expected life was one year longer, our estimated 2004 stock compensation expense would increase by $6 million. If we assumed the expected life was one year shorter, our estimated 2004 stock compensation expense would decrease by $8 million. Changing the assumed expected life changes all of the Black-Scholes valuation assumptions as the risk free interest rate, expected volatility and expected dividend yield are estimated over the expected life.

2004 Estimated Expense

Our 2004 stock compensation expense, including RSUs, is estimated to be approximately $360 million compared to $407 million in 2003. The reduction in our estimated 2004 expense is due to the changes in our new compensation plan. However, total executive compensation expense, including the new long-term cash bonus award, is not expected to significantly change in 2004.

Pension and Retiree Medical Plans

Our pension plans cover full-time employees in the United States and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our retiree medical costs are capped at a specified dollar amount, with retirees contributing the remainder, therefore, changes in assumptions will not materially affect retiree medical expense.

Our Assumptions

The pension or retiree medical benefits expected to be paid are expensed over the employees’ expected service. We must make many assumptions to measure our annual pension and retiree medical expense, including:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	the expected return on assets in our funded plans;

•	the rate of salary increases for plans where benefits are based on earnings;

•	certain employee-related factors, such as turnover, retirement age and mortality; and

•	for retiree medical benefits, health care cost trend rates.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. The assumptions, assets and liabilities used to measure our annual pension and retiree medical expense are determined as of September 30 (measurement date). Since pension and retiree medical liabilities are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. The expected return on pension plan assets is based on our historical experience, our pension plan investment guidelines, and our expectations for long-term rates of return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We updated the pension investment strategy for our U.S. plans during 2003, revising our investment allocation to a target of 60% equities (from a 65% target), with the balance in fixed income securities. As a result, our estimated pension expense for 2004 incorporates a reduction in the expected weighted average rate of return on plan assets to 7.8%, reflecting an estimated 9.3% return from equity securities and an estimated 5.5% return from debt securities. As permitted by U.S. generally accepted accounting principles, plan assets used in determining the expected return component of annual pension expense reflect the difference between the actual and the expected return in any one year over five years. Therefore, it takes five years for the gain or loss from any one year to be fully included in the measurement of plan assets.

Other gains and losses resulting from actual experience differing from our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service, is included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

Weighted-average assumptions for pension and retiree medical expense:

	2004	2003	2002
Pension
Expense discount rate	6.1%	6.7%	7.4%
Expected rate of return on plan assets	7.8%	8.2%	9.1%
Expected rate of salary increases	4.4%	4.4%	4.4%
Retiree medical
Expense discount rate	6.1%	6.7%	7.5%
Current health care cost trend rate	12.0%	10.0%	7.5%

Sensitivity of Assumptions

A decrease in the discount rate or a decrease in the rate of return on assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate on 2004 pension expense is a change of approximately $27 million. The estimated impact on 2004 pension expense of a 25 basis point change in the expected rate of return on assets is a change of approximately $12 million. See Note 7 to our consolidated financial statements regarding the sensitivity of our retiree medical cost assumptions.

Future Expense

Our 2004 pension expense is estimated to be approximately $245 million and retiree medical expense is estimated to be approximately $120 million. These estimates incorporate the 2004 assumptions, as well as the impact of the increased pension plan assets resulting from our discretionary contributions of $500 million in 2003 and the impact of the 2003 Medicare Act as discussed in Note 7 to our consolidated financial statements. An analysis of the estimated change in pension and retiree medical expense follows:

	Pension	Retiree Medical
2003 expense	$157	$116
Decrease in discount rate	54	7
Decrease in expected rate of return	18	—
Increase in health care cost trend rate	—	13
Increase in experience loss amortization	54	6
Impact of funding	(39)	—
Increase in prior service benefit amortization	—	(16)
Other, including impact of 2003 Medicare Act	1	(6)

2004 estimated expense	$245	$120

Pension service costs and the impact of demographic changes are reflected in division results, while the impact of changes in discount and asset return rates, asset gains and losses, and the impact of funding are reflected in corporate unallocated. Under this policy, approximately $75 million of the increased expense in 2004 will be reflected in corporate unallocated expense.

Based on our current assumptions, experience mirroring these assumptions and assuming we make annual discretionary contributions of approximately $400 million, we expect our pension expense to increase by approximately $15 million in 2005 and by another $15 million in 2006. In 2007, our pension expense would begin to decrease, with the expense dropping to approximately $200 million by 2009 as the unrecognized losses are amortized. If our assumptions for retiree medical remain unchanged and our experience mirrors these assumptions, we expect our retiree medical expense beyond 2004 to approximate $130 million.

Future Funding

We make contributions to trusts maintained to provide plan benefits for certain pension plans. These contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions, and taxation to the employee only upon receipt of plan benefits. Generally, we do not fund our pension plans when our contributions would not be currently deductible or when the employee would be taxed prior to receipt of benefit.

Our pension contributions for 2003 were $535 million of which $500 million was discretionary. In 2004, we expect contributions to be $450 million of which approximately $400 million is expected to be discretionary with the remainder satisfying minimum requirements, including the pay-as-you-go requirements related to our unfunded plans. Our cash funding for retiree medical in 2004 is estimated to be $75 million. Since our retiree medical plans are not subject to regulatory funding requirements, we fund on a pay-as-you-go basis. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7 to our consolidated financial statements.

OUR FINANCIAL RESULTS

Our President and CFO Perspective

The questions below reflect those commonly asked by our shareholders about financial issues and are followed by answers from our President and CFO, Indra Nooyi.

(1) PepsiCo has strong cash flow and relatively little debt. Shouldn’t PepsiCo increase its dividend?

Our strong cash generation is one of our greatest strengths. In 2003, PepsiCo generated $4.3 billion in cash from operating activities. We invested $1.3 billion back into our businesses through capital spending, and returned $3.0 billion to our shareholders through a combination of share repurchases and dividend payments. Over the past three years, we’ve returned over $8.9 billion to our shareholders through dividends and share repurchases.

Our policy has been to return one-third of our prior year earnings to shareholders through dividend payments, and we are nearing completion of a $5 billion multi-year share repurchase program. As we do each spring, we will soon be meeting with our Board of Directors to discuss our capital structure, and this discussion will include consideration of our dividend rate and authorization for our share repurchase program. Any decisions regarding dividend rates and our share repurchase program will be communicated following the meeting.

(2) Why are your pension costs increasing, and what are you doing to control them?

Our pension cost increases have been largely influenced by a reduction in the interest rate used to calculate the current value of our pension obligations and by the relatively low market returns on the pension trust assets. Neither of these financial market conditions was unique to our plans. Interest rates are at a 40-year low, and the pension trust asset returns from 2000 to 2002 reflected the generally poor equity market performance in those years. We have adjusted our key pension expense assumptions to reflect the current market expectations of lower interest rates and lower investment returns, which contributed to the increase in our pension expense.

Over the past two years, we have contributed approximately $1.3 billion to our pension plans to ensure the plans remain financially sound. I am pleased to say that, at the end of 2003, our pension assets exceeded the liability for benefits earned to date for all our qualified pension plans.

(3) We have heard a lot from you about productivity/restructuring initiatives, such as Quaker merger synergies, Business Process Transformation and the reorganization of PBNA and PI. When will the savings get to the bottom line?

We have two kinds of productivity. The first is productivity that results within an operating division from volume leverage and through implementing multiple ideas for cost savings in all parts of the value chain. Every year, our operating divisions use some of those savings to fund business initiatives and offset cost inflation and the rest of those savings flow to the bottom line. This is what results in sustained margin improvements.

The second kind of productivity results from efficiencies that span our divisions where savings are generated when we combine resources. Items here include the procurement of goods and services on a combined basis and information technology platforms that can reduce back-office redundancies. The successful integration of Quaker delivered significant savings in these areas. Currently, I’m heading up our Business Process Transformation initiative that spans all divisions. With this initiative, we are driving toward an enterprise-wide information technology system based on common business processes to lower costs and serve our customers better. Our focus so far is North America and we are in the process of evaluating the enterprise-wide alternatives along with a timetable for implementation. This is a multi-year effort and savings from this initiative will help us sustain the margin improvement trend in our businesses.

(4) Do you expect to make any acquisitions in the near future?

We are constantly evaluating potential “tuck-in” acquisitions, which can be a brand, technology or distribution capability that leverages our existing infrastructure, and that can be easily integrated into our business. A great example of a recent tuck-in acquisition is our purchase of the Wotsits brand in the U.K.

However, we have very stringent financial and strategic criteria for making acquisitions, so we pursue only a small fraction of the potential acquisitions we evaluate, and we are not dependent on acquisitions to achieve our long-term financial and strategic objectives.

(5) Today, corporate excesses and fraudulent financial reporting seem all too common place. What are you doing to make sure this could never happen at PepsiCo?

We take the governance of your company very seriously. We were among the first to certify our financial statements under the new Sarbanes-Oxley rules because we wanted to demonstrate that we are absolutely committed to the highest standards of financial governance and integrity. Our corporate governance includes the following:

•	A Code of Conduct since 1976 which applies and is distributed to all our employees. Our code mandates that we conduct our business with only the highest ethical standards.

•	Our Disclosure Committee which meets to review and discuss our financial statements and earnings releases to ensure that we are providing timely, transparent public disclosures.

•	Strong oversight by our Board of Directors which includes 11 outside Directors and 2 inside Directors. Each Committee of our Board has a clear public charter and includes only outside directors. The Audit Committee of our Board includes 3 financial experts, and reviews our financial statements, critical accounting policies, earnings releases and our internal controls.

•	An internal control environment which is regularly monitored by an extensive program of internal audits. Our General Auditor assesses business and control risks, develops ongoing programs to mitigate identified risks and regularly reports on progress. This risk control process is monitored by our Risk Committee and Audit Committee of our Board.

•	A culture which encourages integrity and open communication. We provide continuous training to reinforce our focus on integrity. Last year, I personally encouraged finance associates all around the world to call me directly to discuss anything that makes them uncomfortable and we have telephone “Speak Up” lines accessible from around the world to ensure open lines of communication.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2003	2002
Operating profit
Impairment and restructuring charges	$(147)	—
Merger-related costs	$(59)	$(224)
Net income
Impairment and restructuring charges	$(100)	—
Merger-related costs	$(42)	$(190)
Net tax benefit	$109	—
Net income per common share – diluted
Impairment and restructuring charges	$(0.06)	—
Merger-related costs	$(0.02)	$(0.11)
Net tax benefit	$0.06	—

For the items and accounting changes affecting our 2001 results, see Note 1 to our consolidated financial statements and our 2002 Annual Report.

Impairment and Restructuring Charges and Merger-Related Costs

In the fourth quarter of 2003, we incurred a restructuring charge of $147 million in conjunction with the streamlining of our North American divisions and PepsiCo International. Also, during 2003 and 2002, we incurred costs associated with our merger with The Quaker Oats Company (Quaker). For additional information, see Note 3 to our consolidated financial statements.

Net Tax Benefit

At the end of 2003, we entered into agreements with the IRS for open tax years through 1997. As part of these agreements, we also resolved the treatment of certain other issues related to future tax years. These agreements resulted in a tax benefit of $109 million. For additional information, see “ Our Critical Accounting Policies” and “ Our Liquidity and Capital Resources.”

Accounting Changes

See “ Our Critical Accounting Policies” on the adoption of fair value accounting for stock options. There are no recently issued accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Servings

Since our divisions each use different measures of physical unit volume (i.e., kilos, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.

Total servings increased 5% in 2003 compared to 2002 as servings for snacks worldwide and beverages worldwide each grew 5%. PI, PBNA and FLNA contributed to the total servings growth. Total servings increased 4% in 2002 compared to 2001 primarily due to contributions across our divisions, led by beverage growth.

Net Revenue and Operating Profit

				Change
	2003	2002	2001	2003	2002
Division net revenues	$26,969	$24,978	$24,045	8%	4%
Divested businesses	2	134	173
SVE consolidation	—	—	(706)

Total net revenue	$26,971	$25,112	$23,512	7%	7%

Division operating profit	$5,813	$5,308	$4,774	10%	11%
Corporate unallocated	(852)	(812)	(756)	5%	7%
Merger-related costs	(59)	(224)	(356)
Impairment and restructuring charges	(147)	—	(31)
Divested businesses	26	23	39
Other reconciling items	—	—	(34)

Total operating profit	$4,781	$4,295	$3,636	11%	18%

Division operating profit margin	21.6%	21.2%	19.9%	0.4	1.3
Total operating profit margin	17.7%	17.1%	15.5%	0.6	1.6

2003

Net revenue increased 7%. Division net revenue increased 8%, primarily due to the strong volume which contributed 4 percentage points of growth. Favorable product and country mix, as well as North American snack and concentrate price increases, contributed over 2 percentage points to the growth. Favorable foreign currency movements contributed nearly 1 percentage point to the net revenue growth.

Total operating profit increased 11% and margin increased 0.6 percentage points. Division operating profit increased 10% and division margin increased 0.4 percentage points. These gains were driven by the strong volume and higher effective net pricing. Cost of sales increased 8%, reflecting increased commodity costs, particularly corn oil and natural gas. Selling, general and administrative expenses increased 6% driven by higher selling costs primarily reflecting the increased volume and increased fuel costs. Unfavorable foreign currency reduced operating profit growth by nearly 1 percentage point. In addition, total operating profit reflects the benefit from lower merger-related costs, offset by the 2003 impairment and restructuring charges of $147 million.

2002

Net revenue increased 7%. Division net revenue increased 4% driven by volume gains across all divisions, higher concentrate pricing and favorable mix. These gains were partially offset by increased promotional spending at PepsiCo Beverages North America and Frito-Lay North America, and net unfavorable foreign currency movement. The consolidation of SVE increased total net revenue growth by 3 percentage points, and net unfavorable foreign currency reduced the growth by 1 percentage point.

Total operating profit increased 18% and margin increased 1.6 percentage points. Division operating profit increased 11% and margin increased 1.3 percentage points. These gains were driven by the net revenue growth. In addition, total operating profit benefited from Quaker merger-related synergies of approximately $250 million, lower merger-related costs and productivity. Total operating profit growth improved 6 percentage points from the impact of lower merger-related costs, the absence of other impairment and restructuring costs and the adoption of SFAS 142. Operating profit growth was not materially affected by foreign currency movements.

Corporate Unallocated Expenses

Corporate unallocated expenses include the costs of our corporate headquarters, centrally managed initiatives, unallocated insurance and benefit programs, foreign exchange transactions gains and losses and certain other items. In the fourth quarter, we voluntarily elected to expense stock options. As a result, corporate unallocated expenses also include stock compensation expense of $407 million in 2003, $435 million in 2002 and $385 million in 2001.

For 2003, corporate unallocated expenses increased 5% primarily reflecting our 2003 investment in the Business Process Transformation initiative as discussed in “ Our President and CFO Perspective.” Higher employee-related costs, including deferred compensation, and corporate departmental costs also contributed to the increase. The increase in the deferred compensation costs is partially offset in net interest expense as described below. Corporate departmental expenses increased 5% reflecting staffing and other costs related to our health and wellness initiatives.

For 2002, corporate unallocated expenses increased 7% due to higher employee-related expenses partially offset by lower net foreign exchange transaction losses. Corporate departmental expenses declined 2%.

Other Consolidated Results

				% Change
	2003	2002	2001	2003	2002
Bottling equity income	$323	$280	$160	16	75
Interest expense, net	$(112)	$(142)	$(152)	(21)	(6)
Annual tax rate	28.5%	32.3%	34.1%
Net income	$3,568	$3,000	$2,400	19	25
Net income per common share – diluted	$2.05	$1.68	$1.33	22	27

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates as described in “ Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis.

2003

Bottling equity income increased 16%. This increase primarily reflects a favorable comparison to the impairment charge taken in 2002 on a Latin American bottling investment, and increased earnings from The Pepsi Bottling Group and PepsiAmericas in 2003.

Net interest expense declined 21% primarily due to a gain of $22 million on investments used to economically hedge a portion of our deferred compensation liability versus losses of $18 million in the prior year. The offsetting increase in deferred compensation costs is reported in corporate unallocated expenses within selling, general and administrative expenses. This net gain was partially offset by lower investment rates.

The annual tax rate decreased 3.8 percentage points compared to the prior year. At the end of 2003, we entered into agreements with the IRS. These agreements resulted in a tax benefit of $109 million, reducing our tax rate by over 2 percentage points. The resolution of certain issues is also expected to lower our future tax rate. Lower taxes on foreign results, including the impact of our new concentrate operations, also reduced our tax rate by nearly 2 percentage points. The impact of lower nondeductible merger-related costs contributed 0.9 percentage points to the decrease.

Net income increased 19% and the related net income per common share increased 22%. These increases primarily reflect the solid operating profit growth, our lower annual tax rate and increased bottling equity income. The benefit of lower merger-related costs was largely offset by the impairment and restructuring charges. Net income per common share also reflects the benefit of a reduction in average shares outstanding primarily as a result of share buyback activity.

2002

Bottling equity income increased 75%. This increase primarily reflects the adoption of SFAS 142, improved performance of our international bottling investments, and contributions from our North American anchor bottlers. The impact of impairment charges of $35 million relating to a Latin American bottling investment was more than offset by the settlement of issues upon the sale of our investment in Pepsi-Gemex, our Mexican bottling affiliate, and the absence of 2001 unusual items.

Net interest expense declined 6% primarily due to lower average debt levels, partially offset by increased losses of $10 million on investments used to economically hedge a portion of our deferred compensation liability. Decreases in borrowing rates were offset by decreases in investment rates.

The annual tax rate decreased 1.8 percentage points compared to prior year. The adoption of SFAS 142 reduced the rate by 0.9 percentage points. The impact of nondeductible merger-related costs decreased from 2.5 percentage points in 2001 to 1.0 percentage point in 2002.

Net income increased 25% and the related net income per common share increased 27%. These increases primarily reflect the solid operating profit growth, lower merger-related costs and the adoption of SFAS 142. Net income per common share also reflects the benefit of a reduction in average shares outstanding primarily as a result of increased share buyback activity.

Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Prior year amounts exclude the results of divested businesses and 2001 reflects the adoption of SFAS 142 and consolidation of SVE. For additional information on these items and our divisions, see Note 1 to our consolidated financial statements.

Frito-Lay North America

				% Change
	2003	2002	2001	2003	2002
Net revenue	$9,091	$8,565	$8,216	6	4
Operating profit	$2,366	$2,216	$2,056	7	8

2003

Net revenue growth of 6% reflects volume growth of 4% and positive effective net pricing. Pound volume grew primarily due to new products, double-digit growth in Cheetos, Munchies snack mix and Quaker Chewy Granola bars, and single-digit growth in branded dips and Doritos. Quaker Toastables, Lay’s Stax and the Natural snack line led the new product growth. These gains were partially offset by double-digit declines in Rold Gold, Lay’s Bistro, and Go Snacks. Collectively, the higher priced better-for-you products, with less fat, fewer calories or lower sodium, generated over 10% of the 2003 and 2002 volume. Modest pricing actions on certain salty snacks and favorable mix led the positive effective net pricing. These gains were partially offset by higher trade spending on product innovation.

Operating profit growth of 7% reflects the volume growth and positive effective net pricing. These gains were partially offset by increased commodity costs, particularly corn oil and natural gas. Increased commodity costs reduced operating profit growth by 3 percentage points, more than offsetting the cost leverage generated from productivity initiatives.

2002

Net revenue growth of 4% reflects the increased volume of 4%. Pound volume grew primarily due to new products, strong growth in branded snack mix, single-digit growth in Cheetos cheese flavored snacks, Doritos tortilla chips, branded dips and Quaker Chewy Granola bars, and double-digit growth in Rold Gold pretzels. Go Snacks significantly contributed to the new product growth and Munchies drove the branded snack mix growth. These gains were partially offset by a single-digit decline in Ruffles potato chips. Approximately half of the net revenue growth came from new products. Increased promotional spending more than offset favorable mix and other pricing.

Operating profit growth of 8% reflects the increased volume, as well as reduced costs. Lower performance-based compensation and lower commodity prices for vegetable oils and natural gas contributed 4 percentage points of the operating profit growth.

PepsiCo Beverages North America

				% Change
	2003	2002	2001	2003	2002
Net revenue	$7,733	$7,200	$6,888	7	5
Operating profit	$1,775	$1,577	$1,466	13	8

2003

Net revenue increased 7% on volume growth of 3%. The volume growth reflects non-carbonated growth of 8% and carbonated beverage growth of 1.5%. Double-digit growth in Gatorade, Aquafina and Propel drove the non-carbonated portfolio. Tropicana chilled products growth was low single-digit. The carbonated beverage performance reflects the national launch of Sierra Mist and high single-digit growth in diet carbonated beverages, primarily Diet Pepsi. Declines in trademark Pepsi, excluding diet, partially offset this carbonated beverage growth. Higher effective net pricing contributed 4 percentage points to the net revenue growth. The higher effective net pricing reflects a favorable product mix shift to the higher priced non-carbonated beverages, and fountain and concentrate price increases, partially offset by increased promotional spending. The price increases contributed 1 percentage point to the net revenue growth.

Operating profit increased 13 percentage points reflecting the higher effective net pricing, volume gains and purchasing efficiencies. These gains were partially offset by increased advertising and marketing expenses. The higher effective net pricing contributed 8 percentage points to the operating profit growth with product mix contributing 6 percentage points.

2002

Net revenue increased 5% on volume growth of 3%. The volume growth reflects non-carbonated growth of 10% and flat carbonated beverage performance. Double-digit growth in Gatorade and Aquafina, the national launch of Propel fitness water and the introduction of Lipton Brisk Lemonade drove the non-carbonated portfolio. Tropicana chilled products declined compared to prior year as a result of the loss of the single serve pure premium business at Burger King. The carbonated beverage performance reflects continued growth in Pepsi Twist, Code Red and Sierra Mist and the introduction of Pepsi Blue. Declines in base Pepsi and base Mountain Dew partially offset this carbonated beverage growth. Higher effective net pricing contributed 2 percentage points to the net revenue growth. The higher effective net pricing reflects a favorable product mix shift to the higher priced non-carbonated beverages, and fountain and concentrate price increases, partially offset by increased promotional spending.

Operating profit increased 8% reflecting the volume gains, higher concentrate pricing and favorable product mix. These gains were partially offset by increased promotional spending, costs associated with litigation, increased inventory costs and increased advertising and marketing expenses related to our new products.

PepsiCo International

				% Change
	2003	2002	2001	2003	2002
Net revenue	$8,678	$7,749	$7,504	12	3
Operating profit	$1,186	$1,042	$863	14	21

2003

International snacks volume grew 6%, comprised of 3% in our Latin America region, 10% in our Europe, Middle East and Africa region and 16% in our Asia region. These gains were driven by double-digit growth from Walkers in the United Kingdom, India, Turkey and Russia, and low single-digit growth at Sabritas in Mexico. Mid single-digit sweet growth was led by Gamesa in Mexico.

Beverage volume grew 8%, comprised of 8% in our Latin America region, 6% in our Europe, Middle East and Africa region and 11% in our Asia region. Broad-based increases were led by double-digit growth in the Middle East, China, Brazil, India, Russia and Thailand and mid single-digit growth in Mexico. Volume gains in India driven by competitive pricing actions were offset by double-digit declines in Germany due to the new one-way bottle deposit requirement imposed by the government.

Net revenue grew 12% driven by higher volume across most markets. Acquisitions contributed nearly 2 percentage points of growth and favorable foreign currency contributed 1 percentage point as the favorable euro and British pound substantially offset the unfavorable Mexican peso. These gains were partially offset by the impact of the German one-way beverage deposits and competitive beverage pricing actions in India.

Operating profit grew 14% largely due to the drivers of net revenue growth. Acquisitions contributed almost 2 percentage points of growth. Unfavorable foreign currency reduced operating profit by nearly 6 percentage points due to the impact of the peso on our Mexican snack businesses. In addition, operating profits were reduced by over 2 percentage points due to reserve actions taken on potentially unrecoverable beverage assets.

2002

International snacks volume grew 5%, comprised of 5% in our Latin America region, 7% in our Europe, Middle East and Africa region and 6% in our Asia region, led by low single-digit salty growth and strong single-digit sweet growth. Single-digit growth at Walkers and Sabritas contributed over 70% of the salty volume growth. Strong single-digit growth at Gamesa contributed nearly 80% of the sweet growth and the introduction of Chipita croissants in Russia contributed the remainder.

Beverage volume grew 5%, comprised of 2% in our Latin America region, 5% in our Europe, Middle East and Africa region and 11% in our Asia region. Broad-based increases were led by strong double-digit growth in China, India, Turkey and Russia. These advances were partially offset by declines in Argentina driven by macroeconomic conditions.

Net revenue grew 3% driven by volume and higher effective net pricing in Brazil and Argentina. Walkers and Gamesa together contributed over half of the net revenue growth. Unfavorable foreign currency reduced net revenue growth by 3 percentage points as unfavorable Latin American and Egyptian currencies more than offset the favorable euro and British pound.

Operating profit grew 21% driven by volume growth, with Walkers and Gamesa together contributing nearly one-third of the growth. These gains were partially offset by the impact of unfavorable foreign currencies. The franchising of the Gatorade business in certain countries increased operating profit growth by 3 percentage points. Unfavorable foreign currency reduced operating profit growth by 2 percentage points as unfavorable Latin American and Egyptian currencies more than offset the favorable euro and British pound.

Quaker Foods North America

				% Change
	2003	2002	2001	2003	2002
Net revenue	$1,467	$1,464	$1,437	—	2
Operating profit	$486	$473	$389	3	22

2003

Net revenue and volume were flat compared to prior year as the national launch of Breakfast Squares and Canadian Oatmeal to Go growth were offset by declines in Rice and Pasta Roni side dishes and in our hot cereal business. A favorable Canadian exchange rate, which contributed 1 percentage point to net revenue growth, and ready-to-eat price increases, were offset by unfavorable product mix and increased promotional spending related to the Breakfast Squares launch.

Operating profit grew 3% compared to prior year. Lower advertising and marketing spending and favorable cost of sales comparisons each contributed 4 percentage points to operating profit growth. These gains were partially offset by an unfavorable product mix, which reduced operating profit growth by 6 percentage points. The unfavorable product mix reflects declines in higher margin products.

2002

Net revenue and volume increased 2%. Hot cereals and ready-to-eat cereals each contributed 1 percentage point of volume growth driven by new product introductions and product news.

Operating profit increased 22% reflecting the increased volume. In addition, the benefit of productivity, merger-related synergies and lower advertising and marketing expense, partially offset by higher oat prices, contributed more than 15 percentage points of the operating profit growth.

OUR LIQUIDITY AND CAPITAL RESOURCES

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world. Our principal source of liquidity is operating cash flows, which are derived from net income. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. In addition, we have revolving credit facilities that are further discussed in Note 9 to our consolidated financial statements.

Operating Activities

In 2003, our operations provided $4.3 billion of cash reflecting our solid business results, net of pension plan contributions of $535 million of which $500 million was discretionary, and a $250 million tax payment related to our IRS agreements. In 2002, net cash provided by operating activities of $4.6 billion reflected our business results, pension plan contributions of $820 million of which $750 million was discretionary, and a net tax refund of approximately $250 million related to prior years. The year-over-year decline in cash flows from operations is primarily attributable to the higher net tax payments, partially offset by lower pension contributions in 2003.

In the first half of 2004, we will make an additional tax payment of approximately $750 million as a result of the IRS agreements. A portion of this payment represents deductible interest, which will lower our estimated tax payments during the second half 2004 by a total of approximately $150 million. Due to the tax payment and the current market environment, we expect to issue medium-term debt of up to $500 million in the first half of 2004. We estimate our 2004 discretionary pension contributions will be approximately $400 million.

Investing Activities

In 2003, we used $2.3 billion for investing, primarily reflecting capital spending of $1.3 billion and short-term investments of $1.0 billion. In 2002, we used $0.5 billion for investing, primarily reflecting capital spending of $1.4 billion and the acquisition of the Wotsits brand in the United Kingdom, partially offset by short-term investment maturities and proceeds from the Pepsi-Gemex transaction.

We expect capital spending to continue at a rate of approximately 5% to 5.5% of net revenue in 2004.

Financing Activities

In 2003, we used $2.9 billion for financing, primarily reflecting share repurchases at a cost of $1.9 billion and dividend payments of $1.1 billion. This compares to $3.2 billion used for financing in 2002 for share repurchases of $2.2 billion and dividend payments of $1.0 billion.

In 2002, our Board of Directors authorized a share repurchase program of up to $5 billion over a three-year period. Since inception of the program, we have repurchased $4.1 billion of shares, leaving $0.9 billion of remaining authorization. Our current dividend policy is to pay approximately one-third of our previous year’s net income in dividends. Each spring we review our capital structure with our Board. Our discussion covers our dividend policy and share repurchase activity.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the United States. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. The table below reconciles the net cash provided by operating activities as reflected in our Consolidated Statement of Cash Flows to our management operating cash flow.

	2003	2002	2001
Net cash provided by operating activities	$4,328	$4,627	$3,820
Capital spending	(1,345)	(1,437)	(1,324)
Sales of property, plant and equipment	49	89	—

Management operating cash flow	$3,032	$3,279	$2,496

Management operating cash flow was used primarily to repurchase shares and pay dividends. We expect management operating cash flow in 2004 to grow by 10% or more reflecting our underlying business growth. We currently expect to continue to return approximately all our management operating cash flows to our shareholders through dividends and share repurchases. However, see “ Cautionary Statements” for certain factors that may impact our operating cash flows.

Credit Ratings

Our debt ratings of Aa3 from Moody’s and A+ from Standard & Poor’s contribute to our ability to access global capital markets. We have maintained healthy investment grade ratings for over a decade. Standard & Poor’s rating reflects an upgrade from A to A+ during 2003 and Moody’s rating reflects an upgrade from A1 to Aa3 in 2004 due to the strength of our balance sheet and cash flows. Each rating is considered strong investment grade and is in the first quartile of their respective ranking systems. These ratings also reflect the impact of our anchor bottlers’ cash flows and debt.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 to our consolidated financial statements for a description of our credit facilities and long-term contractual commitments.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. As of year-end 2003, we believe it is remote that these guarantees would require any cash payment. See Note 9 to our consolidated financial statements for a description of our off-balance sheet arrangements.

OUR FINANCIAL RESULTS

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

(in millions except per share amounts)

	2003	2002	2001
Net Revenue	$26,971	$25,112	$23,512
Cost of sales	12,379	11,497	10,750
Selling, general and administrative expenses	9,460	8,958	8,574
Amortization of intangible assets	145	138	165
Merger-related costs	59	224	356
Impairment and restructuring charges	147	—	31

Operating Profit	4,781	4,295	3,636
Bottling equity income	323	280	160
Interest expense	(163)	(178)	(219)
Interest income	51	36	67

Income Before Income Taxes	4,992	4,433	3,644
Provision for Income Taxes	1,424	1,433	1,244

Net Income	$3,568	$3,000	$2,400

Net Income per Common Share
Basic	$2.07	$1.71	$1.36
Diluted	$2.05	$1.68	$1.33

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

(in millions)	2003	2002	2001
Operating Activities
Net income	$3,568	$3,000	$2,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,221	1,112	1,082
Stock compensation expense	407	435	385
Merger-related costs	59	224	356
Impairment and restructuring charges	147	—	31
Cash payments for merger-related costs and restructuring charges	(109)	(123)	(273)
Pension plan contributions	(535)	(820)	(446)
Bottling equity income, net of dividends	(276)	(222)	(103)
Deferred income taxes	(323)	174	45
Other noncash charges and credits, net	415	263	257
Changes in operating working capital, excluding effects of acquisitions and dispositions
Accounts and notes receivable	(220)	(260)	7
Inventories	(49)	(53)	(75)
Prepaid expenses and other current assets	23	(78)	(6)
Accounts payable and other current liabilities	(11)	426	(236)
Income taxes payable	182	270	389

Net change in operating working capital	(75)	305	79
Other	(171)	279	7

Net Cash Provided by Operating Activities	4,328	4,627	3,820

Investing Activities
Capital spending	(1,345)	(1,437)	(1,324)
Sales of property, plant and equipment	49	89	—
Acquisitions and investments in noncontrolled affiliates	(71)	(351)	(432)
Divestitures	46	376	—
Short-term investments, by original maturity
More than three months – purchases	(981)	(62)	(2,537)
More than three months – maturities	6	833	2,078
Three months or less, net	25	(14)	(41)
Snack Ventures Europe consolidation	—	39	—

Net Cash Used for Investing Activities	(2,271)	(527)	(2,256)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

(in millions)	2003	2002	2001
Financing Activities
Proceeds from issuances of long-term debt	52	11	324
Payments of long-term debt	(641)	(353)	(573)
Short-term borrowings, by original maturity
More than three months – proceeds	88	707	788
More than three months – payments	(115)	(809)	(483)
Three months or less, net	40	40	(397)
Cash dividends paid	(1,070)	(1,041)	(994)
Share repurchases – common	(1,929)	(2,158)	(1,716)
Share repurchases – preferred	(16)	(32)	(10)
Quaker share repurchases	—	—	(5)
Proceeds from reissuance of shares	—	—	524
Proceeds from exercises of stock options	689	456	623

Net Cash Used for Financing Activities	(2,902)	(3,179)	(1,919)

Effect of exchange rate changes on cash and cash equivalents	27	34	—

Net (Decrease)/Increase in Cash and Cash Equivalents	(818)	955	(355)
Cash and Cash Equivalents, Beginning of Year	1,638	683	1,038

Cash and Cash Equivalents, End of Year	$820	$1,638	$683

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 27, 2003 and December 28, 2002

(in millions except per share amounts)	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$820	$1,638
Short-term investments, at cost	1,181	207

	2,001	1,845
Accounts and notes receivable, net	2,830	2,531
Inventories	1,412	1,342
Prepaid expenses and other current assets	687	695

Total Current Assets	6,930	6,413
Property, Plant and Equipment, net	7,828	7,390
Amortizable Intangible Assets, net	718	801
Goodwill	3,796	3,631
Other nonamortizable intangible assets	869	787

Nonamortizable Intangible Assets	4,665	4,418
Investments in Noncontrolled Affiliates	2,920	2,611
Other Assets	2,266	1,841

Total Assets	$25,327	$23,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term obligations	$591	$562
Accounts payable and other current liabilities	5,213	4,998
Income taxes payable	611	492

Total Current Liabilities	6,415	6,052
Long-Term Debt Obligations	1,702	2,187
Other Liabilities	4,075	4,226
Deferred Income Taxes	1,261	1,486

Total Liabilities	13,453	13,951
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(63)	(48)
Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (issued 1,782 shares)	30	30
Capital in excess of par value	548	207
Retained earnings	15,961	13,489
Accumulated other comprehensive loss	(1,267)	(1,672)

	15,272	12,054
Less: repurchased common stock, at cost (77 and 60 shares, respectively)	(3,376)	(2,524)

Total Common Shareholders’ Equity	11,896	9,530

Total Liabilities and Shareholders’ Equity	$25,327	$23,474

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Shareholders’ Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001

(in millions)

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	1,782	$30	1,782	$30	2,029	$34
Stock option exercises	—	—	—	—	9	—
Shares issued to effect merger	—	—	—	—	(256)	(4)

Balance, end of year	1,782	30	1,782	30	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		207		115		375
Stock compensation expense		407		435		385
Stock option exercises (a)		(66)		(339)		77
Reissued shares		—		—		150
Shares issued to effect merger		—		—		(873)
Other		—		(4)		1

Balance, end of year		548		207		115

Deferred Compensation
Balance, beginning of year		—		—		(21)
Net activity		—		—		21

Balance, end of year		—		—		—

Retained Earnings
Balance, beginning of year		13,489		11,535		16,510
Net income (b)		3,568		3,000		2,400
Shares issued to effect merger		—		—		(6,366)
Cash dividends declared – common		(1,082)		(1,042)		(1,005)
Cash dividends declared – preferred		(3)		(4)		(4)
Other		(11)		—		—

Balance, end of year		15,961		13,489		11,535

Accumulated Other Comprehensive Loss
Balance, beginning of year		(1,672)		(1,646)		(1,374)
Currency translation adjustment (b)		410		56		(218)
Cash flow hedges, net of tax (b)		(12)		18		(18)
Minimum pension liability adjustment, net of tax (b)		7		(99)		(38)
Other (b)		—		(1)		2

Balance, end of year		(1,267)		(1,672)		(1,646)

Repurchased Common Stock
Balance, beginning of year	(60)	(2,524)	(26)	(1,268)	(280)	(7,920)
Share repurchases	(43)	(1,946)	(53)	(2,192)	(35)	(1,716)
Stock option exercises	26	1,096	19	931	20	751
Reissued shares	—	—	—	—	13	374
Shares issued to effect merger	—	—	—	—	256	7,243
Other	—	(2)	—	5	—	—

Balance, end of year	(77)	(3,376)	(60)	(2,524)	(26)	(1,268)

Total Common Shareholders’ Equity		$11,896		$9,530		$8,766

(a)	Includes total tax benefit of $340 million in 2003, $136 million in 2002 and $207 million in 2001.

(b)	Combined, these amounts represent total comprehensive income of $3,973 million in 2003, $2,974 million in 2002 and $2,128 million in 2001.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our ownership interest. We do not control these other affiliates, as our ownership in these other affiliates is generally less than fifty percent. Our share of the net income of noncontrolled bottling affiliates is reported in our income statement as bottling equity income. See Note 8 for additional information on our noncontrolled bottling affiliates. Our share of other noncontrolled affiliates is included in division operating profit. Intercompany balances and transactions are eliminated.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Impairment and restructuring charges and merger-related costs (described in Note 3), the net tax benefit (described in Note 5), the adoption of SFAS 142 (described in Note 4) and the consolidation of Snack Ventures Europe (SVE) affect the comparability of our consolidated results. See “ Our Divisions” below and for additional unaudited information on these items, see “ Items Affecting Comparability” in Management’s Discussion and Analysis.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2003 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods through our North American and international business divisions. Our North American divisions include the United States and Canada. The accounting policies for the divisions are the same as those described in Note 2.

Division results are based on how our Chairman and Chief Executive Officer manages our divisions. Beginning in 2003, we combined our North American beverage businesses as PepsiCo Beverages North America and our international snack, beverage and food businesses as PepsiCo International to reflect operating management changes. Prior year results have been restated to reflect this change. In addition, division results exclude significant restructuring and impairment charges, merger-related costs and divested businesses and have been adjusted to reflect the adoption of SFAS 142 and consolidation of SVE. For additional unaudited information on our divisions, see “ Our Operations” in Management’s Discussion and Analysis.

	2003	2002	2001	2003	2002	2001
	Net Revenue			Operating Profit
FLNA	$9,091	$8,565	$8,216	$2,366	$2,216	$2,056
PBNA	7,733	7,200	6,888	1,775	1,577	1,466
PI	8,678	7,749	7,504	1,186	1,042	863
QFNA	1,467	1,464	1,437	486	473	389

Total division	26,969	24,978	24,045	5,813	5,308	4,774
Divested businesses	2	134	173	26	23	39
Corporate	—	—	—	(852)	(812)	(756)

	26,971	25,112	24,218	4,987	4,519	4,057
Impairment and restructuring charges	—	—	—	(147)	—	(31)
Merger-related costs	—	—	—	(59)	(224)	(356)
Other	—	—	—	—	—	2
SVE consolidation	—	—	(706)	—	—	(13)
SFAS 142 adoption	—	—	—	—	—	(23)

Total	$26,971	$25,112	$23,512	$4,781	$4,295	$3,636

Divested Businesses – During 2003, we sold our Quaker Foods North America Mission pasta business. As a result, net revenue of $27 million in 2002 and $29 million in 2001 and operating profit of $8 million in 2002 and $10 million in 2001 have been reclassified to divested businesses. During 2002, we sold our Quaker Foods North America bagged cereal business and our PepsiCo International food businesses in Colombia and Venezuela.

Corporate – Corporate includes costs of our corporate headquarters, centrally managed initiatives, unallocated insurance and benefit programs, foreign exchange transaction gains and losses and certain other charges. We voluntarily elected to expense stock options and, as a result, corporate unallocated expenses also reflect stock compensation expense for all years presented. See Note 6, and for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Impairment and Restructuring Charges and Merger-Related Costs – See Note 3.

The following items are necessary to reconcile division results to consolidated results since, as noted above, division results are presented as managed.

SVE Consolidation – As a result of changes in the operations of our European snack joint venture (SVE), we determined that effective in 2002, consolidation was required.

SFAS 142 Adoption – In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which eliminated amortization of goodwill and perpetual brands, and resulted in an acceleration of the amortization of certain of our other intangibles. See Note 4 for additional information, and the after-tax impact.

Other Division Information

	2003	2002	2001	2003	2002	2001
	Total Assets			Capital Spending
FLNA	$5,332	$5,099	$4,623	$426	$523	$514
PBNA	5,856	5,691	5,403	332	367	359
PI (a)	8,109	7,275	6,359	521	473	385
QFNA	995	1,001	878	32	50	55

Total division	20,292	19,066	17,263	1,311	1,413	1,313
Divested businesses	—	—	58	—	1	3
Corporate (b)	2,384	2,072	1,927	34	23	8
Investments in bottling affiliates	2,651	2,336	2,447	—	—	—

	$25,327	$23,474	$21,695	$1,345	$1,437	$1,324

	2003	2002	2001	2003	2002	2001
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$3	$3	$7	$416	$399	$377
PBNA	75	70	69	245	206	193
PI	66	64	68	350	300	310
QFNA	1	1	1	36	37	41

Total division	145	138	145	1,047	942	921
Divested businesses	—	—	—	—	3	4
Corporate	—	—	—	29	29	18
SVE consolidation	—	—	(3)	—	—	(26)
SFAS 142 adoption	—	—	23	—	—	—

	$145	$138	$165	$1,076	$974	$917

	2003	2002	2001	2003	2002	2001
	Net Revenue			Long-Lived Assets(c)
United States	$17,377	$16,588	$15,976	$9,907	$9,767	$9,439
Mexico	2,642	2,686	2,609	869	764	1,065
United Kingdom	1,510	1,106	954	1,724	1,529	1,104
Canada	1,147	967	896	508	410	375
All other countries	4,295	3,765	3,077	3,123	2,750	2,605

	$26,971	$25,112	$23,512	$16,131	$15,220	$14,588

(a)	PepsiCo International assets include investments in noncontrolled affiliates, principally Productos SAS, of $153 million in 2003, $145 million in 2002 and $155 million in 2001.

(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments primarily held outside the United States and property, plant and equipment.

(c)	Long-lived assets represent net property, plant and equipment, nonamortizable and net amortizable intangible assets and investments in noncontrolled affiliates.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon delivery to our customers in accordance with written sales terms that do not allow for a right of return. However, our policy for direct-store-delivery and chilled products is to remove and replace out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for warehouse distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date product. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis. We are exposed to concentration of credit risk by our customers, PBG and Wal-Mart, as each represent approximately 10% of our net revenue. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives through various programs to our customers and consumers. Sales incentives are accounted for as a reduction to revenue and totaled $6.0 billion in 2003, $5.5 billion in 2002 and $4.7 billion in 2001. Most of these incentive arrangements have terms of no more than one year. However, we have arrangements, such as fountain pouring rights, which may extend up to 15 years. Costs incurred to obtain these arrangements are expensed over the contract period and the remaining balance of $359 million at December 27, 2003 and $349 million at December 28, 2002 is included in other assets in our Consolidated Balance Sheet. For additional unaudited information on our sales incentives, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Other marketplace spending includes the costs of advertising and other marketing activities and is reported as selling, general and administrative expenses. Advertising expenses were $1.6 billion in 2003, $1.5 billion in 2002 and $1.7 billion in 2001. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,

•	promotional materials in inventory, and

•	production costs of future media advertising.

Deferred advertising costs of $137 million at year-end 2003 and $147 million at year-end 2002 are classified as prepaid expenses in the Consolidated Balance Sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses for direct-store-delivery distribution systems. For our other distribution systems, these costs are reported in cost of sales. Shipping and handling expenses classified as selling, general and administrative expenses were $3.0 billion in 2003, $2.8 billion in 2002 and $2.6 billion in 2001.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9.

Other Significant Accounting Policies

Our other significant accounting policies are disclosed as follows:

•	Property, Plant and Equipment and Intangible Assets – Note 4 and, for additional unaudited information on brands and goodwill, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Income Taxes – Note 5 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Stock Compensation Expense – Note 6 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Pension, Retiree Medical and Savings Plans – Note 7 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Risk Management – Note 10 and, for additional unaudited information, see “ Our Market Risks” in Management’s Discussion and Analysis.

Recent Accounting Changes

As further discussed in Note 6, we voluntarily adopted the fair value method of accounting for stock options at the end of 2003. We selected the retroactive method as described in SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to adopt this accounting and restated our results.

The Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation requires consolidation of existing noncontrolled affiliates if the affiliate is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. We do not expect our significant noncontrolled affiliates to require consolidation under FIN 46. The Emerging Issues Task Force (EITF) issued EITF 01-8, Determining Whether an Arrangement Contains a Lease. EITF 01-8 did not have a significant impact on our financial statements.

Note 3 — Impairment and Restructuring Charges and Merger-Related Costs

Impairment and Restructuring Charges

In the fourth quarter of 2003, we incurred a charge of $147 million ($100 million after-tax or $0.06 per share) in conjunction with actions taken to streamline our North American divisions and PepsiCo International. These actions are intended to increase focus and eliminate redundancies at PBNA and PI, and improve the efficiency of the supply chain at FLNA. Of this charge, $81 million related to impairment, reflecting $57 million for the closure of a snack plant in Kentucky, the retirement of snack manufacturing lines in Maryland and Arkansas and $24 million for the closure of a PBNA office building in Florida. The remaining $66 million includes employee-related costs of $54 million and facility and other exit costs of $12 million. Employee-related costs primarily reflect the termination costs for approximately 850 sales, distribution, manufacturing, research and marketing employees. As of December 27, 2003, approximately 140 terminations have occurred. The majority of the remaining terminations are expected to occur in the first quarter of 2004. Through December 27, 2003, we have paid $9 million leaving a remaining accrual of $57 million. This accrual is included in other current liabilities.

In 2001, we incurred other impairment and restructuring costs for Quaker’s supply chain reconfiguration and manufacturing and distribution optimization project initiated in 1999.

Merger-Related Costs

On August 2, 2001, we completed our merger with Quaker and accounted for it as a pooling-of-interests. We recognized the following costs associated with our merger with Quaker:

	2003	2002	2001
Transaction costs	$—	$—	$117
Integration and restructuring costs	59	224	239

Total merger-related costs	$59	$224	$356

After-tax	$42	$190	$322

Per share	$0.02	$0.11	$0.18

Transaction costs were incurred to complete the merger. Integration and restructuring costs represent incremental one-time merger-related costs. Such costs include consulting fees and expenses, employee-related costs, information system integration costs, asset impairments and other costs related to the integration of Quaker. Employee-related costs include retirement and other benefits, severance costs and expenses related to change-in-control provisions of pre-merger employment contracts.

Merger-related integration and restructuring reserves are as follows:

	Integration	Employee Related	Asset Impairment	Facility and Other Exit	Total
Reserves, December 29, 2001	$ 22	$ 51	$—	$ 4	$ 77
2002 costs	90	53	56	25	224
Cash payments	(62)	(43)	—	(13)	(118)
Reclassification to retiree medical/postemployment liabilities	(7)	(9)	—	—	(16)
Other noncash utilization	—	(4)	(56)	(10)	(70)

Reserves, December 28, 2002	43	48	—	6	97
2003 costs	46	10	—	3	59
Cash payments	(63)	(33)	—	(4)	(100)
Reclassification to retiree medical/postemployment liabilities	—	(3)	—	—	(3)
Other noncash utilization	4	—	—	(2)	2

Reserves, December 27, 2003	$ 30	$ 22	$—	$ 3	$ 55

The remaining integration and severance accruals at December 27, 2003 are included within other current liabilities in the Consolidated Balance Sheet.

Note 4 — Property, Plant and Equipment and Intangible Assets

	Useful Life	2003	2002	2001
Property, plant and equipment, net
Land and improvements		$557	$504
Buildings and improvements	20 – 40 yrs.	3,449	3,119
Machinery and equipment, including fleet	5 – 15	10,170	9,005
Construction in progress		579	767

		14,755	13,395
Accumulated depreciation		(6,927)	(6,005)

		$7,828	$7,390

Depreciation expense		$1,020	$929	$843

Amortizable intangible assets, net
Brands	5 – 40	$985	$938
Other identifiable intangibles	3 – 15	212	203

		1,197	1,141
Accumulated amortization		(479)	(340)

		$718	$801

Amortization expense		$145	$138	$165

Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization for each of the next five years, based on existing intangible assets and 2003 foreign exchange rates, is expected to be $147 million in 2004, $139 million in 2005, $138 million in 2006, and $22 million in 2007 and thereafter.

Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. No impairment charges resulted from the adoption of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets in 2002. For additional unaudited information on our amortizable brand policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Nonamortizable Intangible Assets

Perpetual brands and goodwill are assessed for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A perpetual brand is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a division or business within a division. If the fair value of an evaluated asset is less than its book value, the asset is written down based on its discounted future cash flows to fair value. No impairment charges resulted from the required impairment evaluations. The change in the book value of nonamortizable intangible assets during 2003 is as follows:

	Balance, Beginning of Year	Acquisitions	Translation and Other	Balance, End of Year
Frito-Lay North America
Goodwill	$ 109	$—	$ 21	$ 130

PepsiCo Beverages North America
Goodwill	2,149	—	8	2,157
Brands	59	—	—	59

	2,208	—	8	2,216

PepsiCo International
Goodwill	1,186	24	124	1,334
Brands	720	—	88	808

	1,906	24	212	2,142

Quaker Foods North America
Goodwill (a)	187	—	(12)	175

Corporate
Pension intangible	8	—	(6)	2

Total goodwill	3,631	24	141	3,796
Total brands	779	—	88	867
Total pension intangible	8	—	(6)	2

	$4,418	$24	$223	$4,665

(a)	Activity reflects the sale of our Mission pasta business.

We adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002. Prior to the adoption of SFAS 142, our nonamortizable intangible assets had useful lives ranging from 20 to 40 years. The following table provides pro forma disclosure for 2001 of the elimination of goodwill and perpetual brands amortization and the acceleration of certain other amortization as if SFAS 142 had been adopted in 2001:

		Earnings per common share
	Net Income	Basic	Diluted
Reported	$2,400	$1.36	$1.33
Cease goodwill amortization	112	0.06	0.06
Adjust brands amortization	(67)	(0.03)	(0.03)
Cease equity investee goodwill amortization	57	0.03	0.03

Adjusted	$2,502	$1.42	$1.39

For additional unaudited information on our goodwill and nonamortizable brand policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 5 — Income Taxes

	2003	2002	2001
Income before income taxes
U.S.	$3,267	$3,178	$2,580
Foreign	1,725	1,255	1,064

	$4,992	$4,433	$3,644

Provision for income taxes
Current: U.S. Federal	$1,326	$948	$921
Foreign	341	256	226
State	80	55	53

	1,747	1,259	1,200

Deferred: U.S. Federal	(274)	146	46
Foreign	(47)	11	(8)
State	(2)	17	6

	(323)	174	44

	$1,424	$1,433	$1,244

Tax rate reconciliation
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	1.0	1.0	1.0
Lower taxes on foreign results	(5.5)	(3.5)	(4.3)
Settlement of prior years audit	(2.2)	—	—
Merger-related costs and impairment and restructuring charges	0.1	1.0	2.5
Other, net	0.1	(1.2)	(0.1)

Annual tax rate	28.5%	32.3%	34.1%

Deferred tax liabilities
Investments in noncontrolled affiliates	$792	$753
Property, plant and equipment	806	746
Pension benefits	512	327
Intangible assets other than nondeductible goodwill	146	127
Safe harbor leases	33	57
Zero coupon notes	53	61
Other	199	342

Gross deferred tax liabilities	2,541	2,413

Deferred tax assets
Net carryforwards	535	504
Stock compensation	332	232
Retiree medical benefits	343	315
Other employee-related benefits	333	228
Various current and noncurrent liabilities	482	414

Gross deferred tax assets	2,025	1,693
Valuation allowances	(438)	(487)

Deferred tax assets, net	1,587	1,206

Net deferred tax liabilities	$954	$1,207

	2003	2002
Included within:
Prepaid expenses and other current assets	$307	$279
Deferred income taxes	$1,261	$1,486

Operating loss carryforwards totaling $3.5 billion at year-end 2003 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2004, $2.8 billion between 2005 and 2023 and $0.5 billion may be carried forward indefinitely. In addition, certain tax credits generated in prior periods of approximately $74 million are available to reduce certain foreign tax liabilities through 2011. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

We have not recognized any United States tax expense on undistributed international earnings since we have the intention to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings are approximately $8.8 billion at December 27, 2003.

Analysis of valuation allowances:

	2003	2002	2001
Balance, beginning of year	$487	$511	$813
(Benefit)/provision	(52)	(22)	(300)
Other additions/(deductions)	3	(2)	(2)

Balance, end of year	$438	$487	$511

For additional unaudited information on our income tax policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 6 — Stock Compensation

Our stock option program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Employees at all levels participate in our stock option program. In addition, members of our Board of Directors receive stock options and restricted stock units for their service on our Board. Stock options are granted to employees under the 2003 Long-Term Incentive Plan (LTIP), our only active plan. At year-end 2003, 72 million shares were available for future executive and SharePower grants. For additional unaudited information on our stock option program, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

SharePower Grants

SharePower options are awarded under our 2003 LTIP to all eligible employees. Options become exercisable after three years, have a 10-year term, and through 2003, were based on annual earnings and tenure. In 2003, SharePower grants represented approximately 23% of our annual employee option grants.

Executive Grants

All senior management and certain middle management are awarded 2003 LTIP executive grants which, through 2003, were generally based on a multiple of base salary. LTIP executive grants generally become exercisable at the end of three years and have a 10-year term.

Fair Value Method of Accounting

Historically, we have accounted for our employee stock options using the intrinsic value method. This method measures stock compensation expense as the amount by which the market price of the stock exceeds the exercise price on the date of grant. We did not recognize any stock compensation expense under this method because we grant our stock options at the current stock price. At the end of 2003, we voluntarily adopted the fair value method of accounting for stock options. We selected the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to adopt this accounting. Under this method, we have restated our 2003, 2002 and 2001 results to recognize stock compensation expense as if we had always applied the fair value method to account for our unvested stock options in the years presented. The impact of the restatement is as follows:

	2003	2002	2001
Income before income taxes
Income before income taxes, before restatement	$5,399	$4,868	$4,029
Stock compensation expense	(407)	(435)	(385)

Restated income before income taxes	$4,992	$4,433	$3,644

Net income
Net income, before restatement	$3,861	$3,313	$2,662
Stock compensation expense	(293)	(313)	(262)

Restated net income	$3,568	$3,000	$2,400

Net income per common share – basic
Net income per common share, before restatement	$2.25	$1.89	$1.51
Stock compensation expense	(0.18)	(0.18)	(0.15)

Restated net income per common share	$2.07	$1.71	$1.36

Net income per common share – diluted
Net income per common share, before restatement	$2.21	$1.85	$1.47
Stock compensation expense	(0.16)	(0.17)	(0.14)

Restated net income per common share	$2.05	$1.68	$1.33

Our Assumptions

Under the fair value method of accounting, we measure stock compensation expense at the date of grant using a Black-Scholes valuation model. Our weighted-average Black-Scholes fair value assumptions include:

	2003	2002	2001
Expected life	6 yrs.	6 yrs.	5 yrs.
Risk free interest rate	3.1%	4.4%	4.8%
Expected volatility	27%	27%	29%
Expected dividend yield	1.15%	1.14%	0.98%

Our Stock Option Activity(a):

	2003		2002		2001
	Options	Average Price(b)	Options	Average Price(b)	Options	Average Price(b)
Outstanding at beginning of year	190,432	$36.45	176,922	$32.35	170,640	$28.08
Granted	41,630	39.89	37,376	48.75	40,432	43.53
Exercised	(25,833)	26.74	(19,558)	23.32	(29,064)	21.59
Forfeited/expired	(8,056)	43.56	(4,308)	39.01	(5,086)	34.83

Outstanding at end of year	198,173	38.12	190,432	36.45	176,922	32.35

Exercisable at end of year	97,663	$32.56	82,620	$30.14	83,521	$26.32

Weighted average fair value of options granted		$11.21		$15.20		$13.53

Stock options outstanding and exercisable at December 27, 2003(a):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Average Life(c)	Average Price(b)	Options	Average Price(b)
$13.72 to $21.31	6,688	1.20 yrs.	$16.42	6,365	$16.31
$21.36 to $38.25	72,455	4.52	31.57	71,035	31.62
$38.50 to $51.50	119,030	8.00	43.42	20,263	41.51

	198,173	6.41	38.12	97,663	32.56

(a)	Options are in thousands and include options granted under Quaker plans.

(b)	Weighted average exercise price.

(c)	Weighted average contractual life remaining in years.

Note 7 — Pension, Retiree Medical and Savings Plans

Our pension plans cover full-time employees in the United States and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our retiree medical costs are capped at a specified dollar amount, with retirees contributing the remainder. We use a September 30 measurement date. The cost or benefit of plan changes which increase or decrease benefits for prior employee service (prior service cost) is included in expense on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Our 2003 disclosures do not reflect any impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) signed into law in December 2003, as it occurred after the measurement date for our plans. For 2004, we will account for the effect of the Act. We expect our 2004 retiree medical costs to be between $5 million and $10 million lower as a result of the Act and expect our liability to be reduced by approximately $50 million. These amounts are based on preliminary estimates that are dependent on interpretative regulations not yet available, and therefore, subject to change.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

	2003	2002	2001
Weighted average pension assumptions
Liability discount rate	6.1%	6.7%	7.4%
Expense discount rate	6.7%	7.4%	7.7%
Expected return on plan assets	8.2%	9.1%	9.8%
Rate of salary increases	4.4%	4.4%	4.6%
Components of pension expense
Service cost	$178	$156	$127
Interest cost	284	265	233
Expected return on plan assets	(359)	(329)	(301)
Amortization of prior service cost	6	6	8
Amortization of experience loss/(gain)	48	4	(11)

Pension expense	157	102	56
Special termination benefits	4	9	27

Total	$161	$111	$83

Weighted average retiree medical assumptions
Liability discount rate	6.1%	6.7%	7.5%
Expense discount rate	6.7%	7.5%	7.8%
Components of retiree medical expense
Service cost	$33	$25	$20
Interest cost	73	66	63
Amortization of prior service benefit	(3)	(7)	(12)
Amortization of experience loss	13	3	—

Retiree medical expense	116	87	71
Special termination benefits	—	1	1

Total	$116	$88	$72

	2003	2002	2003	2002
	Pension		Retiree Medical
Change in projected benefit liability
Liability at beginning of year	$4,324	$3,556	$1,120	$911
Service cost	178	156	33	25
Interest cost	284	265	73	66
Plan amendments	5	12	(63)	(25)
Participant contributions	6	6	—	—
Experience loss	541	514	171	205
Benefit payments	(208)	(234)	(70)	(63)
Special termination benefits	4	9	—	1
Foreign currency adjustment	80	40	—	—

Liability at end of year	$5,214	$4,324	$1,264	$1,120

Liability at end of year for service to date	$4,350	$3,678

	2003	2002	2003	2002
	Pension		Retiree Medical
Change in fair value of plan assets
Fair value at beginning of year	$3,537	$3,129	$—	$—
Actual return on plan assets	281	(221)	—	—
Employer contributions/funding	552	820	70	63
Participant contributions	6	6	—	—
Benefit payments	(208)	(234)	(70)	(63)
Foreign currency adjustment	77	37	—	—

Fair value at end of year	$4,245	$3,537	$—	$—

Funded status as recognized in the Consolidated Balance Sheet
Funded status at end of year	$(969)	$(787)	$(1,264)	$(1,120)
Unrecognized prior service cost/(benefit)	44	44	(83)	(23)
Unrecognized experience loss	2,207	1,607	434	275
Fourth quarter benefit payments	6	23	19	19

Net amounts recognized	$1,288	$887	$(894)	$(849)

Net amounts as recognized in the Consolidated Balance Sheet
Other assets	$1,581	$1,097	$—	$—
Intangible assets	2	8	—	—
Accrued benefit liability	(334)	(283)	(894)	(849)
Accumulated other comprehensive income	39	65	—	—

Net amounts recognized	$1,288	$887	$(894)	$(849)

Components of increase in unrecognized experience loss
Decrease in discount rate	$446	$369	$60	$79
Employee-related assumption changes	(6)	53	80	76
Liability-related experience different from assumptions	100	89	32	50
Actual asset return different from expected return	78	550	—	—
Amortization of losses	(48)	(4)	(13)	(3)
Other, including foreign currency adjustments	30	16	—	—

Total	$600	$1,073	$159	$202

Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(383)	$(419)	$(1,264)	$(1,120)
Projected benefit liability	$(727)	$(656)	$(1,264)	$(1,120)
Fair value of plan assets	$123	$182	—	—

Of the total projected pension benefit liability at year-end 2003, $535 million relates to plans that we do not fund because of unfavorable tax treatment.

Our estimated future benefit payments are as follows:

	2004	2005	2006	2007	2008	2009-13
Pension	$190	$190	$200	$215	$225	$1,385
Retiree medical	$75	$80	$85	$90	$95	$515

These benefit payments include payments made from both funded and unfunded pension plans. The above payments exclude any discretionary contributions we may make. We expect such contributions to be approximately $400 million in 2004.

Pension Assets

The expected return on pension plan assets is based on our historical experience, our pension plan investment guidelines, and our expectations for long-term rates of return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our target allocation for 2004 and actual pension plan asset allocation at year-end 2003 and 2002 are as follows:

	Target Allocation	Actual Allocation
Asset Category	2004	2003	2002
Equity securities	60%	57%	48%
Debt securities	40%	34%	29%
Other, primarily cash	—	9%	23%

Total	100%	100%	100%

Pension assets include approximately 5.5 million shares of PepsiCo common stock with a market value of $251 million in 2003, and 5.5 million shares with a market value of $202 million in 2002. Our investment policy limits the investment in PepsiCo stock at the time of investment to 10% of the fair value of plan assets.

Retiree Medical Cost Trend Rates

An average increase of 12% in the cost of covered retiree medical benefits is assumed for 2004. This average increase is then projected to decline gradually to 5% in 2010 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. A 1 percentage point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2003 service and interest cost components	$4	$(4)
2003 benefit liability	$45	$(35)

Savings Plan

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to provide employees with retirement savings and strengthen their incentive to build shareholder value. Beginning in 2004, we will make matching contributions with PepsiCo stock for a portion of eligible pay based on years of service.

Note 8 — Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are The Pepsi Bottling Group (PBG) and PepsiAmericas (PAS). Approximately 10% of our net revenue reflects sales to PBG.

The Pepsi Bottling Group

In addition to approximately 41% of PBG’s outstanding common stock that we own at year-end 2003, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. This gives us economic ownership of approximately 45% of PBG’s combined operations. PBG’s summarized financial information is as follows:

	2003	2002
Current assets	$3,039	$1,737
Noncurrent assets	8,505	8,306

Total assets	$11,544	$10,043

Current liabilities	$2,478	$1,248
Noncurrent liabilities	6,789	6,623
Minority interest	396	348

Total liabilities	$9,663	$8,219

Our investment	$1,353	$1,107

	2003	2002	2001
Net revenue	$10,265	$9,216	$8,443
Gross profit	$5,050	$4,215	$3,863
Operating profit	$956	$898	$676
Net income	$416	$428	$305

In December 2002, PBG acquired Pepsi-Gemex, a franchise bottler in Mexico, in which we previously held a 34% ownership interest. The table above includes the results of Pepsi-Gemex from the transaction date forward.

Our investment in PBG was $240 million higher than our ownership interest in their net assets at year-end 2003. Based upon the quoted closing price of PBG shares at year-end 2003, the calculated market value of our shares in PBG, excluding our investment in Bottling Group, LLC, exceeded our investment balance by approximately $1.6 billion.

PepsiAmericas

At year-end 2003, we owned approximately 40% of PepsiAmericas and their summarized financial information is as follows:

	2003	2002
Current assets	$560	$550
Noncurrent assets	3,022	3,013

Total assets	$3,582	$3,563

Current liabilities	$599	$698
Noncurrent liabilities	1,418	1,416

Total liabilities	$2,017	$2,114

Our investment	$847	$782

	2003	2002	2001
Net revenue	$3,237	$3,240	$3,144
Gross profit	$1,360	$1,272	$1,232
Operating profit	$316	$301	$268
Income from continuing operations	$158	$136	$90
Net income	$158	$130	$19

Our investment in PAS was $230 million higher than our ownership interest in their net assets at year-end 2003. Based upon the quoted closing price of PAS shares at year-end 2003, the calculated market value of our shares in PepsiAmericas exceeded our investment balance by approximately $136 million.

Related Party Transactions

Our significant related party transactions involve our noncontrolled bottling affiliates. We sell concentrate to these affiliates that is used in the production of carbonated soft drinks and non-carbonated beverages. The sale of concentrate is reported net of bottler funding. We also sell certain finished goods to these affiliates and we receive royalties for the use of our trademarks for certain products. For further unaudited information on these bottlers, see “ Our Customers” in Management’s Discussion and Analysis. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2003	2002	2001
Net revenue	$3,699	$3,455	$2,262
Selling, general and administrative expenses	$128	$105	$75
Accounts and notes receivable	$158	$126
Accounts payable and other current liabilities	$138	$122

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

Note 9 — Debt Obligations and Commitments

	2003	2002
Short-term debt obligations
Current maturities of long-term debt	$ 446	$ 485
Other borrowings (5.1% and 5.7%)	520	452
Amounts reclassified to long-term debt	(375)	(375)

	$ 591	$ 562

Long-term debt obligations
Short-term borrowings, reclassified	$ 375	$ 375
Notes due 2004-2026 (5.7% and 4.0%)	1,186	1,716
Zero coupon notes, $575 million due 2004-2012 (13.5%)	330	338
Other, due 2004-2015 (6.4% and 7.6%)	257	243

	2,148	2,672
Less: current maturities of long-term debt obligations	(446)	(485)

	$1,702	$2,187

The interest rates in the above table reflect weighted average rates.

Short-term borrowings are reclassified to long-term when we have the intent and ability, through the existence of the unused lines of credit, to refinance these borrowings on a long-term basis. At year-end 2003, we maintained $750 million in corporate lines of credit subject to normal banking terms and conditions. These credit facilities support short-term debt issuances and remained unused at year-end 2003. Of the $750 million, $375 million expires in June 2004 with the remaining $375 million expiring in June 2008. Upon consent of PepsiCo and the lenders, these facilities can be extended an additional year. In addition, $395 million of our debt was outstanding on various lines of credit maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are committed to the extent of our borrowings.

Long-Term Contractual Commitments and Off-Balance Sheet Arrangements

	Payments Due by Year
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term contractual commitments (a)
Long-term debt obligations(b)	$1,702	$—	$274	$902	$526
Non-cancelable operating leases	610	154	209	99	148
Purchasing commitments(c)	3,363	844	1,070	565	884
Marketing commitments	584	218	290	63	13
Other commitments	44	27	13	2	2

	$6,303	$1,243	$1,856	$1,631	$1,573

(a)	Reflects non-cancelable commitments as of December 27, 2003 based on year-end foreign exchange rates.

(b)	Excludes current maturities of long-term debt of $446 million which are classified within current liabilities.

(c)	Includes approximately $50 million of long-term commitments which are reflected in other liabilities in our Consolidated Balance Sheet.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded in our Consolidated Balance Sheet. Non-cancelable purchasing and marketing commitments are in the normal course of our business for our projected needs. As bottler funding is negotiated on an annual basis, these commitments are not reflected in our long-term contractual commitments. See Note 7 regarding our pension and retiree medical obligations and discussion below regarding our commitments to noncontrolled bottling affiliates and former restaurant operations.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. In connection with these transactions, we have guaranteed $2.3 billion of Bottling Group, LLC’s long-term debt through 2012 and $57 million of YUM! Brands, Inc. (YUM) outstanding obligations, primarily property leases. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. Our guarantees of certain obligations ensured YUM’s continued use of certain properties. These guarantees would require our cash payment if YUM failed to perform under these lease obligations.

Note 10 — Risk Management

We are exposed to the risk of loss arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and fuel;

•	foreign exchange risks;

•	stock prices; and

•	discount rates, affecting the measurement of our pension and retiree medical liabilities.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivative instruments designated as cash flow and fair value hedges. See “ Our Market Risks” in Management’s Discussion and Analysis for further unaudited information on our risks.

For cash flow hedges, changes in fair value are generally deferred in accumulated other comprehensive loss within shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. We do not use derivative instruments for trading or speculative purposes and we limit our exposure to individual counterparties to manage credit risk.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and cash flow hedges. We use cash flow hedges, with terms of no more than two years, to hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for corn, natural gas and oats. Any ineffectiveness is recorded immediately. However, our commodity hedges have not had any significant ineffectiveness. We classify both the earnings and cash flow impact from these hedges consistent with the underlying hedged item. During the next 12 months, we expect to reclassify gains of approximately $1 million from accumulated other comprehensive loss into net income.

Foreign Exchange

Our operations outside of the United States generated approximately 35% of our net revenue of which Mexico, the United Kingdom and Canada contributed nearly 20%. As a result, we are exposed to foreign currency risks from unforeseen economic changes and political unrest. On occasion, we enter into hedges, primarily forward contracts with terms of no more than two years, to reduce the effect of foreign exchange rates. Ineffectiveness on these hedges was not material to our results of operations. In 2002, we hedged 2.1 billion Mexican pesos related to our net investment in Pepsi-Gemex which resulted in a $5 million gain upon our disposal of Pepsi-Gemex described in Note 8.

Stock Prices

The portion of our deferred compensation liability that is based on certain market indexes and on our stock price is subject to market risk. We hold mutual fund investments and prepaid forward contracts to manage this risk. Changes in the fair value of these investments and contracts are recognized immediately in earnings and are offset by changes in the related compensation liability.

Fair Value

All derivative instruments are recognized in our Consolidated Balance Sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices. Book and fair values of our derivative and financial instruments are as follows:

	2003		2002
	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and cash equivalents	$820	$820	$1,638	$1,638
Short-term investments (a)	$1,181	$1,181	$207	$207
Forward exchange contracts (b)	$3	$3	$2	$2
Commodity contracts (b)	$4	$4	$6	$6
Prepaid forward contracts (b)	$107	$107	$96	$96
Liabilities
Forward exchange contracts (c)	$33	$33	$3	$3
Commodity contracts (c)	—	—	$2	$2
Debt obligations	$2,293	$2,569	$2,749	$3,134

Included in the Consolidated Balance Sheet under the captions noted above or as indicated below.

(a)	Includes $103 million at December 27, 2003 and $82 million at December 28, 2002 of mutual fund investments used to manage a portion of market risk arising from our deferred compensation liability.

(b)	Included within prepaid expenses and other current assets.

(c)	Included within accounts payable and other current liabilities.

This table excludes guarantees, including our guarantee of $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $35 million at December 27, 2003 and December 28, 2002 based on an external estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 — Net Income per Common Share

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and preferred shares were converted into common shares. Options to purchase 49.0 million shares in 2003, 37.9 million shares in 2002 and 0.3 million shares in 2001 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money.

The computations of basic and diluted net income per common share are as follows:

	2003		2002		2001
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income	$3,568		$3,000		$2,400
Preferred shares:
Dividends	(3)		(4)		(4)
Redemption	—		—		(1)

Net income available for common shareholders	$3,565	1,718	$2,996	1,753	$2,395	1,763

Basic net income per common share	$2.07		$1.71		$1.36

Net income available for common shareholders	$3,565	1,718	$2,996	1,753	$2,395	1,763
Dilutive securities:
Stock options	—	17	—	25	—	37
ESOP convertible preferred stock	3	3	3	3	3	4
Unvested stock awards	—	1	—	1	—	1

Diluted	$3,568	1,739	$2,999	1,782	$2,398	1,805

Diluted net income per common share	$2.05		$1.68		$1.33

(a)	Weighted average common shares outstanding.

Note 12 — Preferred and Common Stock

As of December 27, 2003, there were 3.6 billion shares of common stock and 3 million shares of convertible preferred stock authorized. The preferred stock was issued only for an employee stock ownership plan (ESOP) established by Quaker and these shares are redeemable by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2003, there were 803,953 preferred shares issued and 531,453 shares outstanding. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends.

As of December 27, 2003, 0.5 million outstanding shares of preferred stock with a fair value of $123 million and 21 million shares of common stock were held in the accounts of ESOP participants. Quaker made the final award to its ESOP plan in June 2001.

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock
Balance, beginning of year	0.8	$41	0.8	$41	1.3	$100
Adjustment to effect merger	—	—	—	—	(0.5)	(59)

Balance, end of year	0.8	$41	0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.2	$48	0.1	$15	0.5	$51
Redemptions	0.1	15	0.1	33	0.1	23
Adjustment to effect merger	—	—	—	—	(0.5)	(59)

Balance, end of year	0.3	$63	0.2	$48	0.1	$15

Note 13 — Accumulated Other Comprehensive Loss

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive loss results from items deferred on the balance sheet in shareholders’ equity. Other comprehensive income was $405 million in 2003 and other comprehensive loss was $26 million in 2002 and $272 million in 2001. The accumulated balances for each component of other comprehensive loss were as follows:

	2003	2002	2001
Currency translation adjustment	$(1,121)	$(1,531)	$(1,587)
Cash flow hedges, net of tax (a)	(12)	—	(18)
Minimum pension liability adjustment (b)	(135)	(142)	(43)
Other	1	1	2

Accumulated other comprehensive loss	$(1,267)	$(1,672)	$(1,646)

(a)	Includes $8 million gain in 2003, $4 million loss in 2002 and $7 million loss in 2001 for our share of our equity investees’ accumulated derivative activity. In addition, 2001 includes a $3 million gain related to the cumulative effect of adopting SFAS 133.

(b)	Net of taxes of $67 million in 2003, $72 million in 2002 and $22 million in 2001. Also, includes $110 million in 2003, $99 million in 2002 and $29 million in 2001 for our share of our equity investees’ minimum pension liability adjustments.

Note 14 — Supplemental Financial Information

	2003	2002	2001
Accounts receivable
Trade receivables	$2,309	$1,924
Other receivables	626	723

	2,935	2,647

Allowance, beginning of year	116	121	$ 126
Charged to expense	32	38	41
Other additions (a)	—	3	2
Deductions (b)	(43)	(46)	(48)

Allowance, end of year	105	116	$ 121

Net receivables	$2,830	$2,531

Inventory(c)
Raw materials	$618	$525
Work-in-process	160	214
Finished goods	634	603

	$1,412	$1,342

Accounts payable and other liabilities
Accounts payable	$1,638	$1,543
Accrued marketplace spending	1,243	1,240
Accrued compensation and benefits	851	806
Dividends payable	274	259
Insurance accruals	151	168
Other current liabilities	1,056	982

	$5,213	$4,998

Other liabilities (d)	$4,075	$4,226

Other supplemental information
Rent expense	$231	$194	$ 165
Interest paid	$175	$119	$ 159
Income taxes paid	$1,580	$1,056	$ 857
Acquisitions(e)
Fair value of assets acquired	$178	$626	$ 604
Cash paid and debt issued	(71)	(351)	(432)

Liabilities assumed	$107	$275	$ 172

(a)	Includes acquisitions and currency translation effects.

(b)	Includes accounts written off and currency translation effects.

(c)	Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 10% in 2003 and 19% in 2002 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories are not material.

(d)	Includes reserves for tax positions when, despite our belief that our position is fully supportable, we believe that our position is likely to be challenged and that we may not succeed.

(e)	Includes our acquisition of the Wotsits brand in the United Kingdom for $228 million in 2002 and the SoBe brand in the United States for $337 million in 2001.

Management’s Responsibility for Financial Reporting

To Our Shareholders:

At PepsiCo, our actions – the actions of all our associates – are governed by our Worldwide Code of Conduct. This code is clearly aligned with our stated values – a commitment to sustained growth, through empowered people, operating with responsibility and building trust. Both the code and our core values enable us to operate with integrity – both within the letter and the spirit of the law. Our code of conduct is reinforced consistently at all levels and in all countries. We have maintained strong governance policies and practices for many years.

The management of PepsiCo is responsible for the objectivity and integrity of our consolidated financial statements. The Audit Committee of the Board of Directors has engaged independent auditors, KPMG LLP, to audit our consolidated financial statements and they have expressed an unqualified opinion. We are committed to providing timely, accurate and understandable information to investors. This encompasses:

Maintaining a strong internal control environment with a focus on financial stewardship. Our system of internal controls includes written policies and procedures, segregation of duties and the careful selection and development of employees. The system is designed to provide reasonable assurance that transactions are executed as authorized and accurately recorded; that assets are safeguarded; and that accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with accounting principles generally accepted in the United States of America. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods. We monitor these internal controls through self-assessments and an ongoing program of internal audits. Our internal controls are reinforced through our Worldwide Code of Conduct, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law.

Exerting rigorous oversight of the business. We continuously review our business results and strategies. This encompasses financial discipline in our strategic and daily business decisions. Our Executive Committee is actively involved – from understanding strategies and alternatives to reviewing key initiatives and financial performance. The intent is to ensure we remain objective in our assessments, constructively challenge our approach to potential business opportunities and issues, and monitor results and controls.

Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee comprises independent directors with the financial knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, our independent auditors and with our General Auditor.

Providing investors with financial results that are complete, transparent and understandable. The consolidated financial statements and financial information included in this report are the responsibility of management. This includes preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, which require estimates based on management’s best judgment.

PepsiCo has a strong history of doing what’s right. We realize that great companies are built on trust, strong ethical standards and principles. Our financial results are delivered from that culture of accountability, and we take responsibility for the quality and accuracy of our financial reporting.

/S/ PETER A. BRIDGMAN

Peter A. Bridgman Senior Vice President and Controller

/S/ INDRA K. NOOYI

Indra K. Nooyi President and Chief Financial Officer

/S/ STEVEN S REINEMUND

Steven S Reinemund Chairman of the Board and Chief Executive Officer

Independent Auditors’ Report

Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 2003 and December 28, 2002 and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for each of the years in the three-year period ended December 27, 2003. These consolidated financial statements are the responsibility of PepsiCo, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, in 2003 PepsiCo, Inc. adopted the fair value method of accounting for employee stock options by retroactively restating all periods presented as described in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Furthermore, as discussed in Note 4 to the consolidated financial statements, in 2002 PepsiCo, Inc. adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

New York, New York

February 9, 2004

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2003	$5,530	$6,538	$6,830	$8,073
2002	$5,311	$6,119	$6,300	$7,382
Gross profit
2003	$2,996	$3,546	$3,714	$4,336
2002	$2,881	$3,343	$3,427	$3,964
Merger-related costs (a)
2003	$11	$11	$9	$28
2002	$36	$65	$33	$90
Net income (b)
2003, as reported	$777	$1,009	$1,077
Stock compensation expense	(79)	(65)	(65)

2003, as restated	$698	$944	$1,012	$914

2002, as reported	$689	$875	$953
Stock compensation expense	(87)	(67)	(69)

2002, as restated	$602	$808	$884	$706

Net income per common share – basic (b)
2003, as reported	$0.45	$0.59	$0.63
Stock compensation expense	(0.04)	(0.04)	(0.04)

2003, as restated	$0.41	$0.55	$0.59	$0.53

2002, as reported	$0.39	$0.49	$0.54
Stock compensation expense	(0.05)	(0.03)	(0.04)

2002, as restated	$0.34	$0.46	$0.50	$0.41

Net income per common share – diluted (b)
2003, as reported	$0.45	$0.58	$0.62
Stock compensation expense	(0.05)	(0.04)	(0.04)

2003, as restated	$0.40	$0.54	$0.58	$0.52

2002, as reported	$0.38	$0.48	$0.53
Stock compensation expense	(0.05)	(0.03)	(0.03)

2002, as restated	$0.33	$0.45	$0.50	$0.40

Cash dividends declared per common share
2003	$0.15	$0.16	$0.16	$0.16
2002	$0.145	$0.15	$0.15	$0.15
2003 Stock price per share (c)
High	$44.06	$45.11	$47.98	$48.88
Low	$36.24	$38.06	$43.10	$44.11
Close	$41.50	$44.74	$44.33	$46.47
2002 Stock price per share (c)
High	$51.48	$53.50	$52.00	$45.30
Low	$47.43	$49.88	$35.01	$34.00
Close	$50.90	$50.90	$37.99	$41.67

(a)	Merger-related costs (see Note 3 to our consolidated financial statements):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Pre-tax	$11	$11	$9	$28
After-tax	$10	$9	$6	$17
Per share	—	—	—	$0.01

2002
Pre-tax	$36	$65	$33	$90
After-tax	$30	$52	$27	$81
Per share	$0.02	$0.03	$0.02	$0.05

(b)	As described in Note 6 to our consolidated financial statements, we have restated our results to adopt the fair value method of accounting for stock options.

(c)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock. Pre-merger amounts are those of PepsiCo prior to the effective date of the merger.

Five – Year Summary

	2003	2002	2001
Net revenue	$26,971	$25,112	$23,512
Net income	$3,568	$3,000	$2,400
Income per common share – basic	$2.07	$1.71	$1.36
Income per common share – diluted	$2.05	$1.68	$1.33
Cash dividends declared per common share	$0.63	$0.595	$0.575
Total assets	$25,327	$23,474	$21,695
Long-term debt	$1,702	$2,187	$2,651

	2000	1999
Net revenue	$22,337	$22,183
Net income	$2,543	$2,505
Income per common share – basic	$1.45	$1.41
Income per common share – diluted	$1.42	$1.38
Cash dividends declared per common share	$0.555	$0.535
Total assets	$20,757	$19,948
Long-term debt	$3,009	$3,527

As a result of the adoption of SFAS 142 and the consolidation of SVE in 2002, the bottling deconsolidation in 1999 and items identified below, the data provided above is not comparable.

•	Includes Quaker merger-related costs of:

	2003	2002	2001
Pre-tax	$59	$224	$356
After-tax	$42	$190	$322
Per share	$0.02	$0.11	$0.18

•	Includes restructuring and impairment charges of:

	2003	2001	2000	1999
Pre-tax	$147	$31	$184	$73
After-tax	$100	$19	$111	$45
Per share	$0.06	$0.01	$0.06	$0.02

•	In 2003, we voluntarily adopted the fair value method of accounting for stock options. We selected the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to adopt this accounting. Under this method we have restated our 2003, 2002 and 2001 results to recognize stock compensation expense as follows:

	2003	2002	2001
Pre-tax	$407	$435	$385
After-tax	$293	$313	$262
Per share	$0.16	$0.17	$0.14

Fiscal years 2000 and 1999 have not been restated for this adoption.

•	The 2000 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2000 net revenue by an estimated $294 million and net income by an estimated $44 million (or $0.02 per share).

•	In 1999, includes a net gain on bottling transactions of $1.0 billion ($245 million after-tax or $0.14 per share) and a Quaker favorable tax adjustment of $59 million (or $0.03 per share).

•	Cash dividends per common share are those of pre-merger PepsiCo prior to the effective date of the merger.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7. Management’s Discussion and Analysis - Our Market Risks.

Item 8. Financial Statements and Supplementary Data

See Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

In addition, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during our fourth fiscal quarter of 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption “ Our Executive Officers” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on our audit committee financial experts is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Corporate Governance at PepsiCo” and is incorporated herein by reference.

We have a written code of conduct that applies to all of our employees, including our directors, chief executive officer, chief financial officer and controller. Our Worldwide Code of Conduct was distributed to all employees, is available free of charge on our website at http://www.pepsico.com and is included as Exhibit 14 to this report.

Our business and affairs are overseen by our Board of Directors pursuant to the North Carolina Business Corporation Act and our By-Laws. The Board of Directors has three standing committees: Audit, Compensation and Nominating and Corporate Governance. The charters of these committees are available free of charge on our website at http://www.pepsico.com.

In 2002, the Board of Directors adopted Corporate Governance Guidelines, which were amended in 2003 in accordance with the revised New York Stock Exchange Listing Standards and rules adopted by the Securities and Exchange Commission, and are available free of charge on our website at http://www.pepsico.com.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on PepsiCo Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption “Ownership of Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

Information on our audit committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in Item 7. Management’s Discussion and Analysis:

Consolidated Statement of Income - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001,

Consolidated Statement of Cash Flows - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001,

Consolidated Balance Sheet - December 27, 2003 and December 28, 2002,

Consolidated Statement of Common Shareholders’ Equity - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001,

Notes to the Consolidated Financial Statements, and

Independent Auditors’ Report

2.	Exhibits

See Index to Exhibits on page E-1.

(b)	Reports on Form 8-K.

1.	On October 7, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 Results of Operations and Financial Condition attaching a press release announcing our earnings for the 12 and 36 weeks ended September 6, 2003.

2.	On October 20, 2003, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events and Required FD Disclosure incorporating by reference the financial statements of Bottling Group, LLC (“Bottling Group”) for the 12 and 36 week periods ended September 6, 2003 and September 7, 2002, which are included in Bottling Group’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”) on July 28, 2003 and any amendments to such statements filed with the SEC.

3.	On October 27, 2003, we filed a Current Report on Form 8-K/A to amend Exhibit 15 - Accountants’ Acknowledgment of our Current Report on Form 8-K filed October 20, 2003.

4.	On November 5, 2003, we furnished a Current Report on Form 8-K pursuant to Item 9 Regulation FD Disclosure attaching a press release confirming earlier guidance.

5.	On November 6, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 Other Events and Required FD Disclosure attaching a press release regarding a Securities and Exchange Commission notification received by Frito-Lay, Inc.

6.	On November 21, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 Other Events and Required FD Disclosure announcing the resignation of Peter Foy, an independent director of PepsiCo.

7.	On December 2, 2003, we furnished a Current Report on Form 8-K pursuant to Item 9 Regulation FD Disclosure attaching a press release providing a year-end assessment, the 2004 outlook and announcing strategic steps to continue PepsiCo’s growth record.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2004

PepsiCo, Inc.

By:	/s/ Steven S Reinemund

Steven S Reinemund
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Steven S Reinemund	Chairman of the Board and Chief Executive Officer	March 3, 2004

Steven S Reinemund

/s/ Indra K. Nooyi	President and Chief Financial Officer	March 3, 2004

Indra K. Nooyi

/s/ Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	March 3, 2004

Peter A. Bridgman

/s/ John F. Akers	Director	March 3, 2004

John F. Akers

/s/ Robert E. Allen	Director	March 3, 2004

Robert E. Allen

S-1

/s/ Ray L. Hunt	Director	March 3, 2004

Ray L. Hunt

/s/ Arthur C. Martinez	Director	March 3, 2004

Arthur C. Martinez

/s/ Franklin D. Raines	Director	March 3, 2004

Franklin D. Raines

/s/ Sharon Percy Rockefeller	Director	March 3, 2004

Sharon Percy Rockefeller

/s/ James J. Schiro	Director	March 3, 2004

James J. Schiro

/s/ Franklin A. Thomas	Director	March 3, 2004

Franklin A. Thomas

/s/ Cynthia M. Trudell	Director	March 3, 2004

Cynthia M. Trudell

/s/ Solomon D. Trujillo	Director	March 3, 2004

Solomon D. Trujillo

/s/ Daniel Vasella	Director	March 3, 2004

Daniel Vasella

S-2

INDEX TO EXHIBITS

ITEM 14(a)(3)

EXHIBIT
3.1	Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632)

3.2	By-laws of PepsiCo, Inc., as amended on January 29, 2004.

4	PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1	Description of PepsiCo, Inc. 1988 Director Stock Plan, which is incorporated herein by reference to Post-Effective Amendment No. 6 to PepsiCo’s Registration Statement on Form S-8 (Registration No. 33-22970).

10.2	PepsiCo, Inc. 1987 Incentive Plan (the “1987 Plan”), as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.6	PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.7	PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 1994 Annual Meeting of Shareholders.

10.8	Amended and Restated PepsiCo Executive Income Deferral Program which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9	Restated PepsiCo Pension Equalization Plan, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.10	Employment Agreement dated as of December 2, 2000 between The Quaker Oats Company, PepsiCo, Inc. and Robert S. Morrison, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

10.11	PepsiCo SharePower Stock Option Plan (as amended and restated, effective August 3, 2001) which is incorporated by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-109513).

10.12	PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated, effective August 2, 2001) which is incorporated by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-109514).

E-1

10.13	The Quaker Long Term Incentive of 1990 which is incorporated by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-66632).

10.14	The Quaker Long Term Incentive of 1999 which is incorporated by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-66632).

10.15	PepsiCo, Inc. 2003 Long-Term Incentive Plan which is incorporated herein by reference to PepsiCo’s Form S-8 (Registration No. 333-109509) filed with the Securities and Exchange Commission on October 6, 2003.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24	Power of Attorney executed by Steven S Reinemund, Indra K. Nooyi, Peter A. Bridgman, John F. Akers, Robert E. Allen, Ray L. Hunt, Arthur C. Martinez, Franklin D. Raines, Sharon Percy Rockefeller, James J. Schiro, Franklin A. Thomas, Cynthia M. Trudell, Solomon D. Trujillo and Daniel Vasella.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2