Form 10-Q
period 2004-03-20
PEPSICO INC
filed 2004-04-22
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 20, 2004 (12 weeks)

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission File Number: 1-1183

PEPSICO, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	13-1584302 (I.R.S. Employer Identification No.)

700 Anderson Hill Road, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

914-253-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares of Common Stock outstanding as of April 9, 2004: 1,707,025,588

PEPSICO, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/20/04	3/22/03
Net Revenue	$6,131	$5,530

Cost of sales	2,811	2,534
Selling, general and administrative expenses	2,161	1,929
Amortization of intangible assets	32	30
Merger-related costs	—	11

Operating Profit	1,127	1,026

Bottling equity income	39	15
Interest expense	(35)	(37)
Interest income	10	7

Income before Income Taxes	1,141	1,011

Provision for Income Taxes	337	313

Net Income	$ 804	$ 698

Net Income Per Common Share
Basic	$0.47	$0.41
Diluted	$0.46	$0.40

Cash Dividends Declared Per Common Share	$0.16	$0.15

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/20/04	3/22/03
Operating Activities
Net income	$ 804	$ 698
Adjustments
Depreciation and amortization	275	256
Stock-based compensation expense	91	110
Merger-related costs	—	11
Cash payments for merger-related costs and restructuring charges	(26)	(48)
Bottling equity income, net of dividends	(36)	(14)
Deferred income taxes	(34)	(31)
Net change in operating working capital	(526)	(530)
Other, net	164	(30)

Net Cash Provided by Operating Activities	712	422

Investing Activities
Capital spending	(182)	(305)
Sales of property, plant and equipment	7	5
Acquisitions and investments in noncontrolled affiliates	(11)	(10)
Divestitures	—	46
Short-term investments, by original maturity More than three months—purchases	(7)	(90)
More than three months—maturities	12	8
Three months or less, net	47	(1)

Net Cash Used for Investing Activities	(134)	(347)

Financing Activities
Proceeds from issuances of long-term debt	—	20
Payments of long-term debt	(80)	(349)
Short-term borrowings, by original maturity More than three months—proceeds	20	33
More than three months—payments	(13)	(28)
Three months or less, net	(123)	12
Cash dividends paid	(274)	(260)
Share repurchases—common	(574)	(295)
Share repurchases—preferred	(10)	(3)
Proceeds from exercises of stock options	431	74

Net Cash Used for Financing Activities	(623)	(796)
Effect of Exchange Rate Changes	(2)	9

Net Decrease in Cash and Cash Equivalents	(47)	(712)
Cash and Cash Equivalents—Beginning of year	820	1,638

Cash and Cash Equivalents—End of period	$ 773	$ 926

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	3/20/04	12/27/03
Assets
Current Assets
Cash and cash equivalents	$ 773	$ 820
Short-term investments, at cost	1,131	1,181

	1,904	2,001
Accounts and notes receivable, less allowance: 3/04—$104, 12/03—$105	3,059	2,830

Inventories
Raw materials	621	618
Work-in-process	213	160
Finished goods	655	634

	1,489	1,412
Prepaid expenses and other current assets	700	687

Total Current Assets	7,152	6,930

Property, Plant and Equipment	14,912	14,755
Accumulated Depreciation	(7,123)	(6,927)

	7,789	7,828

Amortizable Intangibles, net	685	718

Goodwill	3,823	3,796
Other Nonamortizable Intangibles	893	869

	4,716	4,665

Investments in Noncontrolled Affiliates	2,966	2,920
Other Assets	2,195	2,266

Total Assets	$25,503	$25,327

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	3/20/04	132/27/03
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings obligations	$ 460	$ 591
Accounts payable and other current liabilities	4,859	5,213
Income taxes payable	639	611

Total Current Liabilities	5,958	6,415

Long-term Debt Obligations	1,648	1,702

Other Liabilities	4,185	4,075

Deferred Income Taxes	1,226	1,261

Total Liabilities	13,017	13,453

Preferred stock, no par value	41	41
Repurchased Preferred Stock	(73)	(63)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share: Authorized 3,600 shares, issued 3/04 and 12/03—1,782 shares	30	30
Capital in excess of par value	503	548
Retained earnings	16,491	15,961
Accumulated other comprehensive loss	(1,206)	(1,267)

	15,818	15,272

Less: Repurchased shares, at cost: 3/04—74 shares, 12/03—77 shares	(3,300)	(3,376)

Total Common Shareholders’ Equity	12,518	11,896

Total Liabilities and Shareholders’ Equity	$25,503	$25,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/20/04	3/22/03
Net Income	$804	$698
Other Comprehensive Income/(Loss)
Currency translation adjustment, net of related taxes	56	(74)
Cash flow hedges, net of related taxes:
Net derivative gains	—	2
Reclassification of losses/(gains) to net income	3	(3)
Other	2	—

	61	(75)

Comprehensive Income	$865	$623

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Prsentation

Our Condensed Consolidated Balance Sheet at March 20, 2004 and the Condensed Consolidated Statements of Income, Cash Flows and Comprehensive Income for the 12 weeks ended March 20, 2004 and March 22, 2003 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 27, 2003. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

Our significant interim accounting policies include the recognition of marketplace spending during the year incurred, generally in proportion to revenue, and the recognition of income taxes using an effective tax rate. In addition, we now recognize stock-based compensation in division results as division management are held accountable for this expense. Prior year results have been adjusted for comparability.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Our Divisions

	Net Revenue 12 Weeks Ended		Operating Profit 12 Weeks Ended
	3/20/04	3/22/03	3/20/04	3/22/03
Frito-Lay North America	$2,144	$2,028	$ 510	$ 472
PepsiCo Beverages North America	1,718	1,545	384	321
PepsiCo International	1,891	1,584	257	191
Quaker Foods North America	378	371	123	118

Total divisions	6,131	5,528	1,274	1,102
Divested businesses (a)	—	2	—	26
Corporate unallocated	—	—	(147)	(91)
Merger-related costs	—	—	—	(11)

Total	$6,131	$5,530	$1,127	$1,026

	Total Assets
	3/20/04	12/27/03
Frito-Lay North America	$ 5,297	$ 5,332
PepsiCo Beverages North America	6,118	5,856
PepsiCo International	8,308	8,109
Quaker Foods North America	930	995

Total divisions	20,653	20,292
Corporate	2,171	2,384
Bottling investments	2,679	2,651

Total Assets	$25,503	$25,327

(a)	Includes a gain of $25 million on the sale of Quaker Foods North America’s Mission pasta business.

Intangible Assets

	3/20/04	12/27/03
Amortizable intangible assets, net
Brands	$ 977	$ 985
Other identifiable intangibles	214	212

	1,191	1,197
Accumulated amortization	(506)	(479)

	$ 685	$ 718

The change in nonamortizable intangible assets is as follows:

	Balance, 12/27/03	Acquisitions	Translation & Other	Balance, 3/20/04
Frito-Lay North America
Goodwill	$ 130	$—	$ (3)	$ 127

PepsiCo Beverages North America
Goodwill	2,157	—	—	2,157
Brands	59	—	—	59

	2,216	—	—	2,216

PepsiCo International
Goodwill	1,334	9	21	1,364
Brands	808	—	24	832

	2,142	9	45	2,196

Quaker Foods North America
Goodwill	175	—	—	175

Corporate
Pension intangible	2	—	—	2

Total goodwill	$3,796	$ 9	$18	$3,823
Total brands	867	—	24	891
Total pension intangible	2	—	—	2

	$4,665	$ 9	$42	$4,716

Stock-Based Compensation

We account for stock options using the fair value method of accounting. We recognized stock-based compensation expense of $91 million for the 12 weeks in 2004 and $110 million for the 12 weeks in 2003 which is reflected in selling, general and administrative expenses in our condensed consolidated statement of income.

Our weighted average Black-Scholes fair value assumptions are as follows:

	3/20/04	3/22/03
Expected life	6 yrs.	6 yrs.
Risk free interest rate	3.3%	3.1%
Expected volatility	26%	27%
Expected dividend yield	1.8%	1.15%

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	3/20/04	3/22/03	3/20/04	3/22/03
	Pension		Retiree Medical
Service cost	$50	$41	$ 9	$ 8
Interest cost	73	65	16	17
Expected return on plan assets	(89)	(83)	—	—
Amortization of prior service cost	1	1	(2)	(1)
Amortization of experience loss	21	11	5	3

	56	35	28	27
Special termination benefits	—	1	—	—

Total expense	$56	$36	$28	$27

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	3/20/04		3/22/03
	Income	Shares (a)	Income	Shares (a)
Net income	$804		$698
Less: preferred dividends	1		1

Net income available for common shareholders	$803	1,707	$697	1,720

Basic net income per common share	$0.47		$0.41

Net income available for common shareholders	$803	1,707	$697	1,720
Dilutive securities:
Stock options (b)	—	26	—	7
ESOP convertible preferred stock	1	3	1	3

Diluted	$804	1,736	$698	1,730

Diluted net income per common share	$0.46		$0.40

(a)	Weighted average common shares outstanding.
(b)	Options to purchase 28 million shares in 2004 and 73 million shares in 2003 were not included in the calculation of earnings per share because these options were out-of-the-money.

Impairment and Restructuring Charges

In the fourth quarter of 2003, we incurred a charge of $147 million ($100 million after-tax or $0.06 per share) in conjunction with actions taken to streamline our North American divisions and PepsiCo International. The majority of the remaining terminations related to these actions occurred in the first quarter. As of March 20, 2004, $36 million of these costs remain payable and are included in other current liabilities.

Supplemental Cash Flow Information

	12 Weeks Ended
	3/20/04	3/22/03
Interest paid	$44	$54
Income taxes paid	$222	$108
Acquisitions:
Fair value of assets acquired	$29	$68
Cash paid and debt assumed	11	10

Liabilities assumed	$18	$58

ITEM 2.	Management’s Discussion and Analysis

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

Our Critical Accounting Policies

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, the following should be considered.

Marketplace Spending

We offer sales incentives through various programs to our customers and to consumers. These incentives are recorded as a reduction of the sales price of our products. Certain sales incentives are recognized at the time of the sale while other incentives, such as bottler funding and customer volume rebates, are recognized during the year incurred, generally in proportion to revenue, based on annual targets. Anticipated payments are estimated based on historical experience with similar programs. In addition, certain marketing costs are also recognized during the year incurred, generally in proportion to revenue.

Effective Tax Rate

In determining our quarterly provision for income taxes, we use an annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Our effective tax rate also reflects our best estimate of the ultimate outcome of tax audits. Significant or unusual items are separately recognized in the quarter in which they occur.

Stock-Based Compensation

We account for stock options using the fair value method of accounting. We recognized $91 million for the 12 weeks in 2004 and $110 million for the 12 weeks in 2003 which is reflected in selling, general and administrative expenses in our condensed consolidated statement of income. The reduction in our expense is due to the changes in our new executive compensation plan. However, total executive compensation expense, including the new long-term cash bonus award, is not expected to significantly differ from 2003. See our 2003 annual report for more information on our new executive compensation plan. As described in the 2003 annual report, beginning in 2004 our divisions planned for stock-based compensation in division results and senior management will evaluate division performance on that basis. As a result, stock-based compensation expense is allocated to our divisions as an incremental employee benefit cost and prior year division results have been adjusted for comparability. The expense allocated to our divisions excludes the impact of changes in our Black-Scholes assumptions which reflect market conditions over which division management has no control. Any variance between the allocated expense and our actual expense is recognized in corporate unallocated expenses. For our 2004 Black-Scholes assumptions, see Stock-Based Compensation in the Notes to Our Condensed Consolidated Financial Statements.

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

Our operations outside of the United States generate about 35% of our net revenue. As a result, we are exposed to foreign currency risks. During the quarter, increases in the euro, the British pound, and the Brazilian real were slightly offset by declines in the Mexican peso contributing to 3 percentage points of net revenue growth. It is unlikely that this level of foreign exchange favorability will remain throughout the year. We expect the impact from the euro and the British pound to moderate while the unfavorable impact from the Mexican peso continues. Continued weakness in the Mexican peso could adversely affect our future results.

While there is continued pricing pressure on commodities, we expect to be able to mitigate this risk for the majority of our commodities through a combination of hedging programs, purchasing commitments and productivity. As a result, we expect our year-over-year costs for our most significant commodities in total to be roughly flat.

Cautionary statements regarding our trends and future results were included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Results of Operations – Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by prior year costs associated with our merger with Quaker of $11 million ($10 million after-tax). In addition, we sold our Quaker Foods North America’s Mission pasta business. The transaction resulted in a net gain of $25 million ($16 million after-tax and $0.01 per share). This gain was included in our divested business results.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is used to reflect our consolidated physical unit volume. For the 12 weeks, total division servings increased 7% reflecting contributions from all our divisions. PepsiCo International contributed more than half of this growth.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/20/04	3/22/03	Change
Division net revenue	$6,131	$5,528	11%
Divested businesses	—	2

Total net revenue	$ 6,131	$5,530	11%

Division operating profit	$ 1,274	$1,102	16%
Corporate unallocated	(147)	(91)	61%
Merger-related costs	—	(11)
Divested businesses	—	26

Total operating profit	$1,127	$1,026	10%

Division operating profit margin	20.8%	19.9%	0.9
Total operating profit margin	18.4%	18.5%	(0.1)

Net revenue increased 11% primarily due to strong volume gains across all divisions, favorable foreign currency movements and favorable mix, primarily at PBNA and PI. The volume gains contributed 6 percentage points and the favorable foreign currency movements contributed 3 percentage points to the net revenue growth.

Total operating profit increased 10% and margin decreased 0.1 percentage points. Division operating profit increased 16% and margin increased 0.9 percentage points. These gains were driven by the strong volume, favorable mix and favorable foreign currency movements. The foreign currency movements contributed 2 percentage points to the division operating profit growth. Division selling, general and administrative expenses increased 9% reflecting the higher selling and distribution costs at PI and higher advertising and marketing expenses at PBNA. Increased corporate unallocated expenses resulted in total operating profit of 10%.

Corporate unallocated expenses increased 61% primarily due to higher employee-related expenses, primarily pension costs, and continued investment in our Business Process Transformation initiative.

Other Consolidated Results

	12 Weeks Ended
	3/20/04	3/22/03	Change

Bottling equity income	$39	$15	157%

Interest expense, net	$(25)	$(30)	(18%)

Tax rate	29.5%	31.0%	(1.5)

Net income	$804	$698	15%

Net income per common share	$0.46	$0.40	15%

Bottling equity income increased primarily due to strong results from The Pepsi Bottling Group and improved international bottler performance reflecting a favorable comparison to prior year losses as a result of the national strike in Venezuela in 2003.

Interest expense, net of interest income, declined 18% primarily reflecting lower average debt levels and higher average investment balances.

The tax rate decreased 1.5 percentage points compared to prior year primarily reflecting the increased benefit from our concentrate operations and changes arising from agreements reached with the Internal Revenue Service in the fourth quarter of last year.

Net income and the related net income per share increased 15%. These increases primarily reflect the strong operating profit growth. The increased bottling equity income and the lower effective tax rate also contributed to this growth.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer manages the performance of our divisions. Prior year amounts exclude the results of divested businesses. For additional information on our divisions, see Our Divisions in the Notes to our Condensed Consolidated Financial Statements.

Frito-Lay North America

	12 Weeks Ended		% Change
	3/20/04	3/22/03

Net revenue	$2,144	$2,028	6

Operating profit	$510	$472	8

Net revenue growth of 6% reflects volume growth of 4% and positive effective net pricing. Pound volume grew primarily due to new products, strong single-digit growth in Lay’s Classic potato chips, strong double-digit growth in Munchies snack mix and Quaker Chewy granola bars, single-digit growth in Cheetos and variety pack packaging innovation. Lay’s Stax and Doritos Rollitos led the new product growth. These gains were partially offset by low single-digit declines in Doritos and Fritos. Modest pricing actions on certain salty snacks and favorable mix led the positive net pricing, partially offset by trade spending on product innovation.

Operating profit growth of 8% reflects the increased volume and pricing actions. Cost leverage generated from ongoing productivity initiatives offset higher manufacturing costs from unfavorable product mix and corn oil costs.

PepsiCo Beverages North America

	12 Weeks Ended		% Change
	3/20/04	3/22/03
Net revenue	$1,718	$1,545	11

Operating profit	$384	$321	20

Net revenue increased 11% and volume increased 5%. The volume increase reflects non-carbonated beverage growth of 13% and carbonated beverage growth of 2%. The non-carbonated growth was fueled by the introduction of the new line of bottler-distributed Tropicana juice drinks and continued double-digit growth in Gatorade, Aquafina and Propel. Tropicana Pure Premium grew slightly for the quarter. The carbonated beverage performance reflects double-digit growth in the Diet Pepsi trademark. Growth in Pepsi Vanilla, introduced nationally in the third quarter of 2003, and mid single-digit growth in trademark Mountain Dew offset declines in regular trademark Pepsi, excluding Pepsi Vanilla, and in Sierra Mist, due to the overlap of the national launch of Sierra Mist in the first quarter 2003. Higher effective net pricing contributed 4 percentage points and favorable Canadian foreign exchange contributed 1 percentage point to the net revenue increase. The higher effective net pricing primarily reflects product mix shift to non-carbonated beverages.

Operating profit increased 20% reflecting the net revenue growth and benefits from purchasing efficiencies, partially offset by increased advertising and marketing costs. Total selling, general and administrative expenses grew at a slower rate than net revenue contributing to the operating profit margin improvement.

PepsiCo International

	12 Weeks Ended		%
	3/20/04	3/22/03	Change
Net revenue	$1,891	$1,584	19

Operating profit	$257	$191	34

International snacks volume grew 10%, comprised of 8% in our Latin America region, 10% in our Europe, Middle East and Africa region and 26% in our Asia region. These gains were driven by double-digit snack growth at Sabritas, in Mexico, and Brazil in large part from successful Yu-Gi-Oh promotions. Other contributors to snack growth were double-digit advances in India and Turkey and mid single-digit growth from Walkers in the United Kingdom. Growth at Gamesa in Mexico was flat due to the comparison to prior year double-digit growth.

Beverage volume grew 13%, comprised of 15% in our Europe, Middle East and Africa region, 14% in our Asia region and 11% in our Latin America region. Broad-based increases were led by strong double-digit growth in China and the Middle East, strong single-digit growth in Mexico and strong double-digit growth in Venezuela. Favorable comparisons to the 2003 national strike drove the growth in Venezuela.

Net revenue grew 19% driven by the volume growth in most markets. Favorable foreign currency contributed 7.5 percentage points of growth driven by the euro, British pound, Brazilian real and Australian dollar, slightly offset by the unfavorable Mexican peso.

Operating profit grew 34% driven largely by broad-based volume increases and favorable mix. Favorable foreign currency contributed 9 percentage points of growth driven by the British pound, euro and Brazilian real, partially offset by the unfavorable Mexican peso. Selling and distribution costs increased in line with the volume growth.

Quaker Foods North America

	12 Weeks Ended		%
	3/20/04	3/22/03	Change
Net revenue	$378	$371	2

Operating profit	$123	$118	4

Net revenue and volume increased 2% primarily due to growth in Oatmeal. Growth in Oatmeal To Go in Canada also contributed to the overall volume performance. These gains were partially offset by Rice-A-Roni declines. The impact of favorable Canadian foreign exchange rates and favorable mix shift to higher priced Oatmeal products offset increased promotional spending.

Operating profit improved 4% reflecting favorable selling, general and administrative expense comparisons.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the quarter, our operations provided $712 million of cash reflecting our strong business results and continued focus on working capital. For the 12 weeks in 2003, net cash provided by operating activities of $422 million reflected our business results, partially offset by the impact of the timing of payments. Seasonal increases contributed to the use of cash in operating working capital accounts in both 12 week periods. In the second quarter of 2004, we will make a tax payment of approximately $760 million as a result of our settlement with the IRS in the fourth quarter of 2003. A portion of this payment represents deductible interest, which will lower our estimated tax payments during the second half of 2004 by a total of approximately $150 million.

Investing Activities

During the quarter, we used $134 million, primarily reflecting capital spending of $182 million offset by net proceeds from short-term investments of $52 million. Capital spending during the quarter was lower than in the prior year due to spending in 2003 for Lay’s Stax production capacity and our new concentrate plant. We continue to expect full year capital spending to approximate $1.5 billion.

Financing Activities

During the quarter, we used $623 million primarily for common share repurchases at a cost of $574 million, dividend payments of $274 million and net debt repayments of $196 million, partially offset by stock option proceeds of $431 million.

Subsequent to the quarter, we completed the repurchase program authorized by our Board of Directors in 2002. On March 29, 2004, our Board of Directors authorized a new share repurchase program of up to $7 billion over the next three years and an increase in our annual dividend from $0.64 to $0.92 per share commencing with our next dividend declaration. For the full year, we expect to spend at least $2.5 billion on share repurchases. Due to the anticipated tax payment and maturing debt, we expect to issue medium term debt of approximately $500 million in May of 2004.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the United States. Since capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. The table below reconciles net cash provided by operating activities as reflected in our Condensed Consolidated Statement of Cash Flows to our management operating cash flow.

	12 Weeks Ended
	3/20/04	3/22/03
Net cash provided by operating activities	$ 712	$ 422
Capital spending	(182)	(305)
Sales of property, plant and equipment	7	5

Management operating cash flow	$ 537	$ 122

Management operating cash flow was driven by our strong results and lower capital spending and was used primarily to repurchase shares, pay dividends and repay debt. We expect management operating cash flow for the full year to grow driven by our underlying business growth. We currently expect to continue to return approximately all our management operating cash flows to our shareholders through dividends and share repurchases. See Our Business Risk for certain factors that may impact our operating cash flows.

Independent Accountants’ Review Report

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 20, 2004 and the related Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the twelve weeks ended March 20, 2004 and March 22, 2003. These condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 2003, and the related Consolidated Statements of Income, Common Shareholders’ Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 27, 2003, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP

New York, New York

April 15, 2004

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

In addition, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this report.

PART II OTHER INFORMATION AND SIGNATAURES

ITEM 2. Changes	is Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of our repurchases (in millions) during the quarter under the $5 billion repurchase program authorized by our Board of Directors in 2002 and publicly announced on July 19, 2002, are as follows:

	Shares Repurchased	Average Price Per Share	Authorization Remaining
12/27/03			$863
12/28/03—1/24/04	3.7	$46.28	(170)

			693
1/25/04—2/21/04	2.5	49.04	(124)

			569
2/22/04—3/20/04	5.6	51.86	(289)

	11.8	49.52	$280

Subsequent to the quarter we completed the 2002 repurchase program. On March 29, 2004, our Board of Directors authorized and publicly announced a new share repurchase program of up to $7 billion over the next three years.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits – See Index to Exhibits on page 25.

(b)	Reports on Form 8-K

1.	On February 9, 2004, we furnished a Current Report on Form 8-K/A to amend our Current Report furnished on February 5, 2004 pursuant to Item 12 Results of Operations and Financial Condition and attaching a press release announcing our earnings for the for the fourth quarter and fiscal year ended 2003.

2.	On February 18, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 Results of Operations and Financial Condition attaching financial information for 2001-2003 reflecting stock option expense by quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.

(Registrant)

Date:	April 22, 2004	/S/ PETER A. BRIDGMAN

Peter A. Bridgman
Senior Vice President and
Controller

Date:	April 22, 2004	/S/ ROBERT E. COX

Robert E. Cox
Vice President, Associate General
Counsel and Assistant Secretary

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Accountants’ Acknowledgement

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.