Form 10-Q
period 2004-06-12
PEPSICO INC
filed 2004-07-15
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 12, 2004 (24 weeks)

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-1183

PEPSICO, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporate or organization)	13-1584302 (I.R.S. Employer Identification No.)

700 Anderson Hill Road, Purchase, New York (Address of principal executive offices)	10577 (Zip Code)

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

Number of shares of Common Stock outstanding as of July 9, 2004: 1,694,025,153

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/12/04	6/14/03	6/12/04	6/14/03
Net Revenue	$7,070	$6,538	$13,201	$12,068

Cost of sales	3,213	2,992	6,024	5,526
Selling, general and administrative expenses	2,403	2,209	4,564	4,138
Amortization of intangible assets	33	35	65	65
Merger-related costs	—	11	—	22

Operating Profit	1,421	1,291	2,548	2,317

Bottling equity income	106	95	145	110
Interest expense	(37)	(37)	(72)	(74)
Interest income	12	15	22	22

Income before Income Taxes	1,502	1,364	2,643	2,375
Provision for Income Taxes	443	420	780	733

Net Income	$1,059	$ 944	$ 1,863	$ 1,642

Net Income Per Common Share
Basic	$0.62	$0.55	$1.09	$0.95
Diluted	$0.61	$0.54	$1.07	$0.95

Cash Dividends Declared Per Common Share	$0.23	$0.16	$0.39	$0.31

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/12/04	6/14/03
Operating Activities
Net income	$ 1,863	$ 1,642
Adjustments
Depreciation and amortization	568	536
Stock-based compensation expense	175	200
Merger-related costs	—	22
Cash payments for merger-related and restructuring charges	(43)	(67)
Bottling equity income, net of dividends	(117)	(90)
Deferred income taxes	(40)	(84)
Net change in operating working capital	(1,134)	(558)
Other, net	258	98

Net Cash Provided by Operating Activities	1,530	1,699

Investing Activities
Capital spending	(452)	(578)
Sales of property, plant and equipment	13	12
Acquisitions and investments in noncontrolled affiliates	(27)	(16)
Divestitures	—	46
Short-term investments, by original maturity
More than three months – purchases	(21)	(11)
More than three months – maturities	25	13
Three months or less, net	(56)	(755)

Net Cash Used for Investing Activities	(518)	(1,289)

Financing Activities
Proceeds from issuances of long-term debt	499	5
Payments of long-term debt	(137)	(539)
Short-term borrowings, by original maturity
More than three months – proceeds	42	57
More than three months – payments	(107)	(26)
Three months or less, net	276	7
Cash dividends paid	(549)	(518)
Share repurchases – common	(1,713)	(468)
Share repurchases – preferred	(17)	(7)
Proceeds from exercises of stock options	725	254

Net Cash Used for Financing Activities	(981)	(1,235)
Effect of Exchange Rate Changes	(11)	25

Net Increase/(Decrease) in Cash and Cash Equivalents	20	(800)
Cash and Cash Equivalents – Beginning of year	820	1,638

Cash and Cash Equivalents – End of period	$ 840	$ 838

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited) 6/12/04	12/27/03
Assets
Current Assets
Cash and cash equivalents	$ 840	$ 820
Short-term investments, at cost	1,239	1,181

	2,079	2,001
Accounts and notes receivable, less allowance: 6/04 – $95, 12/03 – $105	3,360	2,830

Inventories
Raw materials	681	618
Work-in-process	282	160
Finished goods	727	634

	1,690	1,412
Prepaid expenses and other current assets	660	687

Total Current Assets	7,789	6,930

Property, Plant and Equipment	15,003	14,755
Accumulated Depreciation	(7,266)	(6,927)

	7,737	7,828

Amortizable Intangibles, net	646	718

Goodwill	3,790	3,796
Other Nonamortizable Intangibles	880	869

	4,670	4,665

Investments in Noncontrolled Affiliates	3,023	2,920
Other Assets	2,140	2,266

Total Assets	$26,005	$25,327

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/12/04	12/27/03
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings obligations	$ 424	$ 591
Accounts payable and other current liabilities	5,327	5,213
Income taxes payable	91	611

Total Current Liabilities	5,842	6,415

Long-term Debt Obligations	2,445	1,702

Other Liabilities	4,202	4,075

Deferred Income Taxes	1,191	1,261

Total Liabilities	13,680	13,453

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(80)	(63)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/04 and 12/03 – 1,782 shares	30	30
Capital in excess of par value	486	548
Retained earnings	17,157	15,961
Accumulated other comprehensive loss	(1,335)	(1,267)

	16,338	15,272
Less: Repurchased shares, at cost: 6/04 – 85 shares, 12/03 – 77 shares	(3,974)	(3,376)

Total Common Shareholders’ Equity	12,364	11,896

Total Liabilities and Shareholders’ Equity	$26,005	$25,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/12/04	6/14/03	6/12/04	6/14/03
Net Income	$1,059	$ 944	$1,863	$1,642
Other Comprehensive (Loss)/Income
Currency translation adjustment, net of related taxes	(132)	336	(76)	262
Cash flow hedges, net of related taxes:
Net derivative gains/(losses)	2	(13)	2	(11)
Reclassification of losses/(gains) to net income	1	(3)	4	(6)
Other	—	1	2	1

	(129)	321	(68)	246

Comprehensive Income	$ 930	$1,265	$1,795	$1,888

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 12, 2004, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 12, 2004 and June 14, 2003, and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 12, 2004 and June 14, 2003 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 27, 2003. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

Our significant interim accounting policies include the recognition of marketplace spending during the year incurred, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate. In addition, we now recognize division-related stock-based compensation in division results as division management are held accountable for this expense. Prior year results have been adjusted for comparability.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Our Divisions

	12 Weeks Ended		24 Weeks Ended
	6/12/04	6/14/03	6/12/04	6/14/03
NET REVENUE
Frito-Lay North America	$2,235	$2,149	$ 4,379	$ 4,177
PepsiCo Beverages North America	2,134	1,962	3,852	3,507
PepsiCo International	2,398	2,118	4,289	3,702
Quaker Foods North America	303	309	681	680

Division Net Revenue	7,070	6,538	13,201	12,066
Divested businesses	—	—	—	2

	$7,070	$6,538	$13,201	$12,068

OPERATING PROFIT
Frito-Lay North America	$ 560	$ 530	$ 1,070	$ 1,002
PepsiCo Beverages North America	534	475	918	796
PepsiCo International	368	300	625	491
Quaker Foods North America	91	94	214	212

Division Operating Profit	1,553	1,399	2,827	2,501
Corporate unallocated	(132)	(97)	(279)	(188)
Merger-related costs	—	(11)	—	(22)
Divested businesses (a)	—	—	—	26

	$1,421	$1,291	$ 2,548	$ 2,317

			6/12/04	12/27/03
TOTAL ASSETS
Frito-Lay North America			$ 5,355	$ 5,332
PepsiCo Beverages North America			6,286	5,856
PepsiCo International			8,251	8,109
Quaker Foods North America			930	995

Division Assets			20,822	20,292
Corporate			2,462	2,384
Bottling investments			2,721	2,651

			$26,005	$25,327

(a)	Includes a gain of $25 million on the sale of Quaker Foods North America’s Mission pasta business.

Intangible Assets

	6/12/04	12/27/03
Amortizable intangible assets, net
Brands	$973	$985
Other identifiable intangibles	212	212

	1,185	1,197
Accumulated amortization	(539)	(479)

	$646	$718

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/27/03	Acquisitions	Translation & Other	Balance 6/12/04
Frito-Lay North America
Goodwill	$ 130	—	(6)	$ 124

PepsiCo Beverages North America
Goodwill	2,157	—	(2)	2,155
Brands	59	—	—	59

	2,216	—	(2)	2,214

PepsiCo International
Goodwill	1,334	9	(7)	1,336
Brands	808	—	11	819

	2,142	9	4	2,155

Quaker Foods North America
Goodwill	175	—	—	175

Corporate
Pension intangible	2	—	—	2

Total goodwill	$3,796	9	(15)	$3,790
Total brands	867	—	11	878
Total pension intangible	2	—	—	2

	$4,665	9	(4)	$4,670

Stock-based Compensation

We account for stock options using the fair value method of accounting. For the 12 weeks, we recognized stock-based compensation expense of $84 million in 2004 and $90 million in 2003. For the 24 weeks, we recognized stock-based compensation of $175 million in 2004 and $200 million in 2003. These amounts are reflected in selling, general and administrative expenses.

Our weighted average Black-Scholes fair value assumptions are as follows:

	12 and 24 Weeks Ended
	6/12/04	6/14/03
Expected life	6 yrs.	6 yrs.
Risk free interest rate	3.3%	3.1%
Expected volatility	26%	27%
Expected dividend yield	1.80%	1.15%

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	6/12/04	6/14/03	6/12/04	6/14/03
	Pension		Retiree Medical
Service cost	$ 51	$41	$ 9	$ 8
Interest cost	73	66	17	17
Expected return on plan assets	(90)	(83)	—	—
Amortization of prior service cost	2	1	(2)	(1)
Amortization of experience loss	21	11	4	3

	57	36	28	27
Special termination benefits	—	1	—	—

Total expense	$ 57	$37	$28	$27

	24 Weeks Ended
	6/12/04	6/14/03	6/12/04	6/14/03
	Pension		Retiree Medical
Service cost	$101	$82	$18	$16
Interest cost	146	131	33	34
Expected return on plan assets	(179)	(166)	—	—
Amortization of prior service cost	3	2	(4)	(2)
Amortization of experience loss	42	22	9	6

	113	71	56	54
Special termination benefits	—	2	—	—

Total expense	$113	$73	$56	$54

Long-Term Contractual Commitments

The information below summarizes our long-term non-cancelable contractual commitments as of June 12, 2004.

		Payments Due by Year
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(a)	$2,445	$ —	$ 751	$1,264	$ 430
Non-cancelable operating leases	783	107	186	110	380
Purchasing commitments(b)	4,790	1,130	1,720	765	1,175
Marketing commitments	1,293	246	505	270	272
Other commitments	116	77	31	6	2

	$9,427	$1,560	$3,193	$2,415	$2,259

(a)	Excludes current maturities of long-term debt which are classified within current liabilities. Includes $500 million of new medium-term notes issued in May 2004.
(b)	Includes approximately $43 million of long-term commitments which are reflected in other liabilities. Increase from year-end 2003 driven by inclusion of previously underreported commitments.

In the second quarter, we increased our corporate lines of credit to $1.5 billion subject to normal banking terms and conditions. These credit facilities support short-term debt issuances and $400 million is outstanding as of June 12, 2004. Of the $1.5 billion, $750 million expires in June 2005 with the remaining $750 million expiring in June 2009. As of June 12, 2004, we have reclassified $750 million of short-term debt to long-term based on our intent and ability through these facilities to refinance on a long-term basis.

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	6/12/04		6/14/03
	Income	Shares(a)	Income	Shares(a)
Net income	$1,059		$ 944
Less: preferred dividends	—		1

Net income available for common shareholders	$1,059	1,704	$ 943	1,720

Basic net income per common share	$ 0.62		$ 0.55

Net income available for common shareholders	$1,059	1,704	$ 943	1,720
Dilutive securities:
Stock options and restricted stock units(b)	—	36	—	13
ESOP convertible preferred stock	—	3	1	3

Diluted	$1,059	1,743	$ 944	1,736

Diluted net income per common share	$ 0.61		$ 0.54

	24 Weeks Ended
	6/12/04		6/14/03
	Income	Shares(a)	Income	Shares(a)
Net income	$1,863		$1,642
Less: preferred dividends	1		2

Net income available for common shareholders	$1,862	1,706	$1,640	1,720

Basic net income per common share	$ 1.09		$ 0.95

Net income available for common shareholders	$1,862	1,706	$1,640	1,720
Dilutive securities:
Stock options and restricted stock units(b)	—	31	—	10
ESOP convertible preferred stock	1	3	2	3

Diluted	$1,863	1,740	$1,642	1,733

Diluted net income per common share	$ 1.07		$ 0.95

(a)	Weighted average common shares outstanding.
(b)	Options to purchase 0.2 million shares for the 12 weeks and 14.3 million shares for the 24 weeks in 2004 and 66.8 million shares for the 12 weeks and 69.7 million shares for the 24 weeks in 2003 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options were based upon average share prices of $53.89 for the 12 weeks and $51.56 for the 24 weeks in 2004 and $42.40 for the 12 weeks and $41.42 for the 24 weeks in 2003.

Impairment and Restructuring Charges

In the fourth quarter of 2003, we incurred a charge of $147 million ($100 million after-tax or $0.06 per share) in conjunction with actions taken to streamline our North American divisions and PepsiCo International. The remaining terminations related to these actions have occurred. As of June 12, 2004, $18 million of these costs remain payable and are included in other current liabilities.

Supplemental Cash Flow Information

	24 Weeks Ended
	6/12/04	6/14/03
Interest paid	$63	$76
Income taxes paid (a)	$1,156	$324
Acquisitions:
Fair value of assets acquired	$30	$66
Cash paid and debt assumed	27	16

Liabilities assumed	$ 3	$50

(a)	2004 includes approximately $760 million related to our 2003 settlement with the Internal Revenue Service.

ITEM 2.	Management’s Discussion and Analysis

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

Effective Tax Rate

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Our estimated annual effective tax rate also reflects our best estimate of the ultimate outcome of tax audits. Significant or unusual items are separately recognized in the quarter in which they occur.

Stock-Based Compensation

We account for stock options using the fair value method of accounting. For the 12 weeks, we recognized stock-based compensation expense of $84 million in 2004 and $90 million in 2003. For the 24 weeks, we recognized stock-based compensation expense of $175 million in 2004 and $200 million in 2003. These amounts are reflected in selling, general and administrative expenses. The reduction in our expense is due to changes in our new executive compensation plan. However, total executive compensation expense, when considering all components, is not expected to significantly differ from 2003. See our 2003 Annual Report on Form 10-K for more information on our new executive compensation plan.

Beginning in 2004, our divisions planned for stock-based compensation in division results and senior management evaluates division performance on that basis. As a result, division-related stock-based compensation expense is allocated to our divisions as an incremental employee benefit cost, and prior year division results have been adjusted for comparability. The expense allocated to our divisions excludes the impact of changes in our Black-Scholes assumptions which reflect market conditions over which division management has no control. Any variance between the allocated expense and our actual expense is recognized in corporate unallocated expenses. For our 2004 Black-Scholes assumptions, see Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Our Business Risks

We discuss expectations regarding our future performance, such as business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.

Our operations outside of the United States generate approximately 35% of our net revenue. As a result, we are exposed to foreign currency risks. During the 24 weeks, increases in the British pound and euro were partially offset by declines in the Mexican peso, contributing 2 percentage points to net revenue growth. We expect the impact from the British pound and euro to continue to moderate and the unfavorable impact from the Mexican peso to remain. Continued weakness in the Mexican peso could adversely affect our results.

While there is continued pricing pressure on commodities, we expect to be able to mitigate this risk in the near term for the majority of our commodities through a combination of hedging programs, purchasing commitments and productivity initiatives. As a result, we expect our year-over-year costs for our most significant commodities in total to be roughly flat.

Cautionary statements regarding our trends and future results are included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Results of Operations – Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by prior year costs associated with our merger with Quaker of $11 million ($9 million after-tax) for the 12 weeks and $22 million ($19 million after-tax or $0.01 per share) for the 24 weeks ended June 14, 2003. In addition, we sold our Quaker Foods North America’s Mission pasta business. This transaction resulted in a net gain of $25 million ($16 million after-tax and $0.01 per share) in the first quarter of 2003 which was included in our divested business results.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is used to reflect our consolidated physical unit volume. Total division servings increased 8% for the 12 weeks, with worldwide beverages growing 10% and worldwide snacks growing 6%. For the 24 weeks, total division servings grew almost 8%, with worldwide beverages growing 9% and worldwide snacks growing 6%.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/12/04	6/14/03	Change	6/12/04	6/14/03	Change
Division net revenue	$7,070	$6,538	8%	$13,201	$12,066	9%
Divested businesses	—	—		—	2

Total net revenue	$7,070	$6,538	8%	$13,201	$12,068	9%

Division operating profit	$1,553	$1,399	11%	$ 2,827	$ 2,501	13%
Corporate unallocated	(132)	(97)	37%	(279)	(188)	49%
Merger-related costs	—	(11)		—	(22)
Divested businesses	—	—		—	26

Total operating profit	$1,421	$1,291	10%	$ 2,548	$ 2,317	10%

Division operating profit margin	22.0%	21.4%	0.6	21.4%	20.7%	0.7
Total operating profit margin	20.1%	19.8%	0.3	19.3%	19.2%	0.1

12 Weeks

Net revenue increased 8% primarily due to the volume gains, favorable mix driven by PBNA, and net favorable foreign currency movements. The volume gains contributed 5 percentage points and the net favorable foreign currency contributed 1 percentage point to revenue growth.

Total operating profit increased 10% and margin increased 0.3 percentage points. Division operating profit increased 11% and margin increased 0.6 percentage points. These gains reflect leverage from the revenue growth. Costs related to our restructuring actions at PBNA in the fourth quarter of 2003 and increased corporate unallocated costs partially offset these gains.

Corporate unallocated expenses increased 37% reflecting higher pensions costs of $17 million, foreign exchange losses compared to gains in the prior year, an unfavorable comparison to a prior year legal settlement gain, and higher costs related to our Business Process Transformation initiative. These comparative increases were partially offset by the absence of contributions to the foundation in 2004.

24 Weeks

Net revenue increased 9% primarily due to the volume gains, net favorable foreign currency movements and favorable mix, primarily at PBNA. The volume gains contributed 5 percentage points and the net favorable foreign currency contributed 2 percentage points.

Total operating profit increased 10% and margin increased 0.1 percentage points. Division operating profit increased 13% and margin increased 0.7 percentage points. These gains reflect leverage from the revenue growth. Costs related to our restructuring actions at PBNA in the fourth quarter of 2003 and increased corporate unallocated costs partially offset these gains.

Corporate unallocated expenses increased 49% primarily reflecting higher pension costs of $35 million, higher costs related to our Business Process Transformation initiative, an unfavorable comparison to a prior year legal settlement gain, and foreign exchange losses compared to gains in the prior year.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/12/04	6/14/03	Change	6/12/04	6/14/03	Change
Bottling equity income	$ 106	$ 95	11%	$ 145	$ 110	31%

Interest expense, net	$ (25)	$ (22)	15%	$ (50)	$ (52)	(4)%

Tax rate	29.5%	30.8%	(1.3)	29.5%	30.9%	(1.4)

Net income	$1,059	$ 944	12%	$1,863	$1,642	13%

Net income per common share – diluted	$ 0.61	$0.54	12%	$ 1.07	$ 0.95	13%

12 Weeks

Bottling equity income increased 11% reflecting increased earnings from our anchor bottlers.

Interest expense, net of interest income, increased 15% primarily due to a nearly $7 million decline in the market value of investments used to economically hedge a portion of our deferred compensation liability. The related deferred compensation costs are reported in corporate unallocated expenses within selling, general and administrative expenses. This decline was partially offset by income from higher average balances of other investments.

The tax rate decreased 1.3 percentage points primarily due to increased benefit from our concentrate operations and changes arising from agreements reached with the Internal Revenue Service in the fourth quarter of 2003.

Net income and the related net income per share increased 12%. These increases primarily reflect our solid operating results. A lower tax rate and the absence of merger-related costs in 2004 also contributed to the growth.

24 Weeks

Bottling equity income increased 31% reflecting increased earnings from our anchor bottlers and favorable comparisons from our international bottling investments driven by a nationwide strike in Venezuela in early 2003.

Interest expense, net of interest income, decreased 4% primarily due to higher average investment balances and lower average debt balances. This decrease was partially offset by the $5 million decline in the market value of investments used to economically hedge a portion of our deferred compensation liability. The related deferred compensation costs are reported in corporate unallocated expenses within selling, general and administrative expenses.

The tax rate decreased 1.4 percentage points primarily due to increased benefit from our concentrate operations and changes arising from agreements reached with the Internal Revenue Service in the fourth quarter of 2003.

Net income and the related net income per share increased 13%. These increases primarily reflect our solid operating results. A lower tax rate, increased earnings from our bottling investments, and the absence of merger-related costs in 2004 also contributed to the growth.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer evaluates the performance of our divisions. Prior year amounts exclude the results of divested businesses. For additional information on our divisions, see Our Divisions in the Notes to our Condensed Consolidated Financial Statements.

Frito-Lay North America

	12 Weeks Ended			24 Weeks Ended
	6/12/04	6/14/03	Change	6/12/04	6/14/03	Change
Net revenue	$2,235	$2,149	4%	$4,379	$4,177	5%
Operating profit	$ 560	$ 530	6%	$1,070	$1,002	7%

12 Weeks

Net revenue grew 4% reflecting positive effective net pricing and volume growth of 1.5%. Salty snack pricing actions and favorable mix led the positive net pricing, partially moderated by unfavorable mix and trade spending from Quaker snacks distributed through the warehouse system. The expansion of competitive snack bar offerings contributed to the Quaker snacks declines. Pound volume grew primarily due to new products, variety pack innovation, strong single-digit growth in Tostitos and branded dips, low single-digit growth in Lay’s Classic potato chips and double-digit growth in Munchies snack mix. Lay’s Stax and Doritos Rollitos led the new product growth. These gains were partially offset by single-digit declines in Doritos and double-digit declines in Fritos and Rold Gold.

Operating profit grew 6% primarily driven by the pricing actions. Higher commodity costs, driven by corn oil, reduced operating profit, more than offsetting the cost leverage generated from ongoing productivity initiatives.

24 Weeks

Net revenue grew 5% reflecting positive effective net pricing and volume growth of nearly 3%. Modest pricing actions on certain salty snacks and favorable mix led the positive net pricing, partially offset by trade spending on product innovation and Quaker snacks distributed through the warehouse system. Pound volume grew primarily due to new products, mid single-digit growth in Lay’s Classic potato chips, variety pack innovation, strong double-digit growth in Munchies snack mix and mid single-digit growth in Tostitos. Lay’s Stax and Doritos Rollitos led the new product growth. These gains were partially offset by single-digit declines in Doritos and Fritos and double-digit declines in Rold Gold.

Operating profit grew 7% primarily driven by the pricing actions. Higher commodity costs, driven by corn oil, reduced operating profit, more than offsetting the cost leverage generated from ongoing productivity initiatives.

PepsiCo Beverages North America

	12 Weeks Ended			24 Weeks Ended
	6/12/04	6/14/03	Change	6/12/04	6/14/03	Change
Net revenue	$2,134	$1,962	9%	$3,852	$3,507	10%
Operating profit	$ 534	$ 475	12%	$ 918	$ 796	15%

12 Weeks

Net revenue increased 9% and volume increased over 7%. The volume increase reflects non-carbonated beverage growth of 14% and carbonated soft drink growth of almost 4%. The non-carbonated beverage growth was fueled by double-digit growth in Gatorade, Aquafina and Propel. Tropicana Pure Premium also grew slightly for the quarter. The carbonated soft drink performance reflects growth in all three trademarks. Mid single-digit growth in Trademark Pepsi reflects double-digit growth in Diet Pepsi, the third quarter 2003 introduction of Pepsi Vanilla and low single-digit growth in regular Pepsi, partially offset by double-digit declines in Pepsi Twist. Low single-digit growth in Trademark Mountain Dew reflects mid single-digit growth in regular Mountain Dew and double-digit growth in Diet Mountain Dew, partially offset by double-digit declines in Mountain Dew Code Red and LiveWire. Sierra Mist grew high single-digits for the quarter. Favorable product mix shift contributed 4 percentage points to net revenue growth. This mix benefit primarily reflects the migration to non-carbonated beverages and a shift to more profitable package sizes. A benefit from price increases taken in the first quarter was offset by increased promotional spending.

Operating profit increased 12% reflecting the net revenue growth and benefits from purchasing efficiencies and supply chain performance. These gains were partially offset by costs related to our restructuring actions initiated in the fourth quarter of 2003.

24 Weeks

Net revenue increased 10% and volume increased 6%. The volume increase reflects non-carbonated beverage growth of 14% and carbonated soft drink growth of 3%. Double-digit growth in Gatorade, Aquafina and Propel drove the non-carbonated beverage growth, along with a slight increase in Tropicana Pure Premium. The carbonated soft drink performance reflects mid single-digit growth in Trademark Pepsi and low single-digit growth in Trademark Mountain Dew, partially offset by mid single-digit declines in Sierra Mist. The growth in Trademark Pepsi reflects double-digit growth in Diet Pepsi and the third quarter 2003 introduction of Pepsi Vanilla, partially offset by double-digit declines in Pepsi Twist and Pepsi Blue and low single-digit declines in regular Pepsi. The growth in Trademark Mountain Dew reflects mid single-digit growth in regular Mountain Dew and double-digit growth in Diet Mountain Dew, partially offset by double-digit declines in Mountain Dew Code Red. Favorable product mix shift contributed 3 percentage points to net revenue growth. This mix benefit primarily reflects the migration to non-carbonated beverages and a shift to more profitable package sizes. A benefit from price increases taken in the first quarter was partially offset by increased promotional spending.

Operating profit increased 15% reflecting the net revenue growth and benefits from purchasing efficiencies and supply chain performance, partially offset by costs related to our restructuring actions initiated in the fourth quarter of 2003.

PepsiCo International

	12 Weeks Ended			24 Weeks Ended
	6/12/04	6/14/03	Change	6/12/04	6/14/03	Change
Net revenue	$2,398	$2,118	13%	$4,289	$3,702	16%
Operating profit	$ 368	$ 300	23%	$ 625	$ 491	27%

12 Weeks

International snacks volume grew almost 11%, comprised of 11% in our Latin America region, 8% in our Europe, Middle East and Africa region and 21% in our Asia Pacific region. These gains were driven by successful local innovation and promotional initiatives resulting in double-digit growth at Sabritas in Mexico, high single-digit growth at Gamesa in Mexico, double-digit growth in Egypt, India and Brazil, along with high single-digit growth at Walkers in the UK and mid double-digit growth in Turkey.

Beverage volume grew 13%, comprised of 16% in our Europe, Middle East and Africa region, 14% in our Asia Pacific region and 7% in our Latin America region. Broad-based increases were led by double-digit growth in the Middle East, China and India, high single-digit growth in Mexico and strong double-digit growth in Germany. Both CSD and non-carbonated beverages contributed to the volume growth.

Net revenue grew 13% driven by the broad-based volume increases. Foreign currency contributed 3 percentage points of growth driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

Operating profit grew 23% driven largely by the volume. Foreign currency contributed less than 1 percentage point of growth driven by the favorable British pound and Euro, partially offset by the unfavorable Mexican peso.

24 Weeks

International snacks volume grew 10%, comprised of 9% in our Latin America region, 9% in our Europe, Middle East and Africa region and 23% in our Asia Pacific region. These gains were driven by double-digit snack growth at Sabritas in Mexico and Brazil in large part driven by successful Yu-Gi-Oh promotions and innovation initiatives. Other contributors to snack growth were high double-digit advances in India and Egypt combined with high single-digit growth from Walkers in the United Kingdom, low single-digit growth at Gamesa in Mexico and high double-digit growth in Turkey.

Beverage volume grew 13%, comprised of 16% in our Europe, Middle East and Africa region, 14% in our Asia Pacific region and 9% in our Latin America region. Broad-based increases were led by double-digit growth in the Middle East and China, high single-digit growth in Mexico and double-digit growth in India, Venezuela and Germany. Favorable comparisons to the 2003 national strike in Venezuela and German deposit law impact contributed to the growth in Venezuela and Germany. Both CSD and non-carbonated beverages contributed to the volume growth.

Net revenue grew 16% driven by the broad-based volume growth. Foreign currency contributed 5 percentage points of growth driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

Operating profit grew 27% driven largely by the volume. Foreign currency contributed 4 percentage points of growth driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

Quaker Foods North America

	12 Weeks Ended			24 Weeks Ended
	6/12/04	6/14/03	Change	6/12/04	6/14/03	Change
Net revenue	$303	$309	(2)%	$681	$680	—
Operating profit	$ 91	$ 94	(2)%	$214	$212	1%

12 Weeks

Net revenue and volume declined 2%, driven by a mid single-digit decline in ready-to-eat cereals and double-digit declines in Pasta Roni and Near East side dishes. The decline in ready-to-eat cereals resulted from a double-digit decline in Cap’n Crunch partially offset by the introduction of Honey Graham Life cereal.

Operating profit declined 2% reflecting the net revenue declines and an unfavorable cost of sales comparison. These declines were partially offset by lower general and administrative expenses.

24 Weeks

Net revenue and volume were flat compared to prior year reflecting low single-digit growth in Oatmeal offset by declines in Rice-A-Roni and ready-to-eat cereals. The ready-to-eat cereals decline primarily reflects a double-digit decline in Cap’n Crunch offset by the introduction of Honey Graham Life cereal.

Operating profit grew 1% reflecting favorable product mix and lower selling, general and administrative expenses. These gains were partially offset by an unfavorable cost of sales comparison and the increased promotional spending.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 24 weeks, our operations provided $1.5 billion of cash reflecting our solid business results partially offset by the use of working capital for a significant tax payment. As a result of our 2003 settlement with the IRS, we paid taxes of approximately $760 million in the second quarter of 2004. A portion of this payment represented deductible interest, which will lower our estimated tax payments during 2004 by approximately $150 million.

Investing Activities

During the 24 weeks, we used $518 million, primarily reflecting capital spending of $452 million. Capital spending during the twenty four weeks was lower than in the prior year due to 2003 spending for Lay’s Stax production capacity and our new concentrate plant. We continue to expect full year capital spending to approximate $1.5 billion.

Financing Activities

During the 24 weeks, we used $1.0 billion, primarily reflecting common share repurchases of $1.7 billion and dividend payments of $549 million, partially offset by proceeds from the exercise of stock options of $725 million and proceeds from the issuance of long-term debt of $499 million. For the full year, we expect to spend $2.5 to $3.0 billion on share repurchases. For additional information on our available financing, see Long-Term Contractual Commitments in the Notes to Condensed Consolidated Financial Statements.

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

	24 Weeks Ended
	6/12/04	6/14/03
Net cash provided by operating activities	$1,530	$1,699
Capital spending	(452)	(578)
Sales of property, plant and equipment	13	12

Management operating cash flow	$1,091	$1,133

Management operating cash flow, inclusive of the second quarter tax payment, was in line with the prior year and was driven by our solid results and lower capital spending and was used primarily to repurchase shares and pay dividends. For the full year, we expect management operating cash flow to grow driven by the strength of our underlying business performance. We currently expect to continue to return approximately all of our management operating cash flows to our shareholders through share repurchases and dividends. See Our Business Risks for certain factors that may impact our operating cash flows.

Long-Term Contractual Commitments

See Long-Term Contractual Commitments in the Notes to Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 12, 2004 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003 and the Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 12, 2004 and June 14, 2003. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 2003, and the related Consolidated Statements of Income, Common Shareholders’ Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 27, 2003, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP

New York, New York

July 15, 2004

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

In addition, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during the period covered by this report.

PART II OTHER INFORMATION AND SIGNATURES

ITEM 1.	Legal Proceedings

We are party to a variety of legal proceedings arising in the normal course of business, including the matters discussed below. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

On November 5, 2003, we announced that Frito-Lay, Inc. received notification from the staff of the U.S. Securities and Exchange Commission (the “SEC”) indicating that the Staff was considering recommending that the SEC bring a civil injunctive action against Frito-Lay and one of its non-executive sales employees who signed documents requested by The Fleming Companies in 2001-2002 involving payments of $400,000, which Fleming allegedly used to accelerate its revenue recognition.

On April 30, 2004, we announced that Frito-Lay and Pepsi-Cola Company received notification from the SEC indicating that the Staff was proposing to recommend that the SEC bring a civil action alleging that a non-executive employee at Pepsi-Cola and another at Frito-Lay signed documents in early 2001 prepared by Kmart acknowledging payments in the amount of $3 million from Pepsi-Cola and $2.8 million from Frito-Lay. Kmart allegedly used these documents to prematurely recognize the $3 million and $2.8 million in revenue.

Frito-Lay and Pepsi-Cola are cooperating fully with the investigations and have provided written responses to the SEC Staff notices setting forth the factual and legal bases for their belief that no enforcement actions should be brought against them. Based on an internal review of these matters, no officers of PepsiCo, Pepsi-Cola or Frito-Lay are involved. None of these matters involve any allegations regarding PepsiCo’s accounting for its transactions with The Fleming Companies or Kmart or PepsiCo’s financial statements.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter, we completed our $5 billion repurchase program announced in 2002. On March 29, 2004, our Board of Directors authorized and publicly announced our new $7 billion repurchase program. A summary of our repurchases (in millions, except average price per share) during the quarter is as follows:

	Shares Repurchased	Average Price Per Share	Authorization Remaining
Beginning Balance			$ 280
3/21/04 – 4/15/04	5.2	$53.29	(280)

			—
2004 Repurchase Program			$7,000
4/15/04 – 4/17/04	0.7	54.92	(38)

			6,962
4/18/04 – 5/15/04	7.3	54.24	(396)

			6,566
5/16/04 – 6/12/04	7.8	53.82	(418)

	21.0	53.87	$6,148

ITEM 4.	Submission of Matters to a Vote of Security Holders

PepsiCo’s Annual Meeting of Shareholders was held on May 5, 2004.

Election of Directors

Nominee	For	Withheld
John F. Akers	1,370,933,761	86,357,637
Robert E. Allen	1,374,504,880	82,786,518
Ray L. Hunt	1,379,923,851	77,367,547
Arthur C. Martinez	1,429,416,507	27,874,891
Indra K. Nooyi	1,405,661,508	51,629,890
Franklin D. Raines	1,425,138,529	32,152,869
Steven S Reinemund	1,420,121,630	37,169,768
Sharon Percy Rockefeller	1,372,696,165	84,595,233
James J. Schiro	1,431,162,833	26,128,565
Franklin A. Thomas	1,424,531,806	32,759,592
Cynthia M Trudell	1,431,044,254	26,247,144
Solomon D. Trujillo	1,431,018,745	26,272,653
Daniel Vasella	1,387,019,843	70,271,555

Description of Proposals

	Number of Shares
	For	Against	Abstain
Ratification of appointment of KPMG LLP as independent auditors	1,431,344,815	16,436,260	9,510,323
Approval of the 2004 Executive Incentive Compensation Plan	1,368,704,305	71,911,344	16,675,749
Political Contributions	51,393,241	1,057,949,392	99,826,988
Global HIV/AIDS Pandemic	82,289,310	1,025,111,206	101,769,105

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits – See Index to Exhibits on page 31.

(b)	Reports on Form 8-K

1.	On March 30, 2004, we furnished a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure attaching our press release dated March 29, 2004 announcing our expected results for the first quarter of 2004, as well as Board of Director approval of a plan to increase our annual dividend pay-out and our share repurchase program.

2.	On April 15, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12. Results of Operations and Financial Condition attaching our press release dated April 15, 2004 announcing our financial results for the first quarter of 2004.

3.	On April 30, 2004, we filed a Current Report on Form 8-K pursuant to Item 5. Other Events and Required FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits attaching our press release dated April 30, 2004 regarding a Securities and Exchange Commission notification received by Pepsi-Cola and Frito-Lay.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date:	July 15, 2004	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date:	July 15, 2004	/S/ ROBERT E. COX
Robert E. Cox
Vice President, Deputy General
Counsel and Assistant Secretary

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Accountants’ Acknowledgment

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350