Form 10-Q
period 2004-09-04
PEPSICO INC
filed 2004-10-01
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 4, 2004 (36 weeks)

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file number 1-1183

PEPSICO, INC.

(Exact name of registrant as specified in its charter)

North Carolina	13-1584302
(State or other jurisdiction of incorporate or organization)	(I.R.S. Employer Identification No.)
700 Anderson Hill Road, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of September 24, 2004: 1,684,479,645

PEPSICO, INC. A ND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/4/04	9/6/03	9/4/04	9/6/03
Net Revenue	$7,257	$6,830	$20,458	$18,898

Cost of sales	3,300	3,116	9,324	8,642
Selling, general and administrative expenses	2,410	2,307	6,974	6,445
Amortization of intangible assets	35	34	100	99
Merger-related costs	—	9	—	31

Operating Profit	1,512	1,364	4,060	3,681

Bottling equity income	147	136	292	246
Interest expense	(41)	(38)	(113)	(112)
Interest income	15	8	37	30

Income before income taxes	1,633	1,470	4,276	3,845

Provision for income taxes	269	458	1,049	1,191

Net Income	$1,364	$1,012	$3,227	$2,654

Net Income Per Common Share
Basic	$0.81	$0.59	$1.90	$1.54
Diluted	$0.79	$0.58	$1.86	$1.53

Cash Dividends Declared Per Common Share	$0.23	$0.16	$0.62	$0.47

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/4/04	9/6/03
Operating Activities
Net income	$3,227	$2,654
Adjustments
Depreciation and amortization	863	816
Stock-based compensation expense	261	289
Merger-related costs	—	31
Cash payments for merger-related and other restructuring charges	(57)	(81)
Bottling equity income, net of dividends	(248)	(216)
Deferred income taxes	62	82
Other, net	268	234
Net change in operating working capital	(659)	(282)

Net Cash Provided by Operating Activities	3,717	3,527

Investing Activities
Capital spending	(700)	(844)
Sales of property, plant and equipment	15	13
Acquisitions and investments in noncontrolled affiliates	(28)	(41)
Divestitures	—	46
Short-term investments, by original maturity More than three months—purchases	(28)	(28)
More than three months—maturities	34	19
Three months or less, net	(92)	(157)

Net Cash Used for Investing Activities	(799)	(992)

Financing Activities
Proceeds from issuances of long-term debt	504	53
Payments of long-term debt	(175)	(551)
Short-term borrowings, by original maturity More than three months—proceeds	94	156
More than three months—payments	(111)	(70)
Three months or less, net	32	(117)
Cash dividends paid	(940)	(795)
Share repurchases—common	(2,475)	(1,045)
Share repurchases—preferred	(20)	(10)
Proceeds from exercises of stock options	846	472

Net Cash Used for Financing Activities	(2,245)	(1,907)
Effect of Exchange Rate Changes	(12)	(15)

Net Increase in Cash and Cash Equivalents	661	613
Cash and Cash Equivalents—Beginning of year	820	1,638

Cash and Cash Equivalents—End of quarter	$1,481	$2,251

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited) 9/4/04	12/27/03
Assets
Current Assets
Cash and cash equivalents	$ 1,481	$ 820
Short-term investments, at cost	1,272	1,181

	2,753	2,001
Accounts and notes receivable, less allowance: 9/04—$93, 12/03—$105 Inventories	3,372	2,830
Raw materials	647	618
Work-in-process	243	160
Finished goods	708	634

	1,598	1,412
Prepaid expenses and other current assets	621	687

Total Current Assets	8,344	6,930

Property, Plant and Equipment	15,197	14,755
Accumulated Depreciation	(7,474)	(6,927)

	7,723	7,828

Amortizable Intangibles, net	617	718

Goodwill	3,786	3,796
Other Nonamortizable Intangibles	864	869

	4,650	4,665

Investments in Noncontrolled Affiliates	3,171	2,920
Other Assets	2,099	2,266

Total Assets	$26,604	$25,327

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/4/04	12/27/03
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings obligations	$ 253	$ 591
Accounts payable and other current liabilities	5,515	5,213
Income taxes payable	205	611

Total Current Liabilities	5,973	6,415

Long-term Debt Obligations	2,409	1,702

Other Liabilities	4,124	4,075

Deferred Income Taxes	1,313	1,261

Total Liabilities	13,819	13,453

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(83)	(63)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share: Authorized 3,600 shares, issued 9/04 and 12/03—1,782 shares	30	30
Capital in excess of par value	532	548
Retained earnings	18,133	15,961
Accumulated other comprehensive loss	(1,327)	(1,267)

	17,368	15,272

Less: Repurchased shares, at cost: 9/04—95 shares, 12/03—77 shares	(4,541)	(3,376)

Total Common Shareholders’ Equity	12,827	11,896

Total Liabilities and Shareholders’ Equity	$26,604	$25,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/4/04	9/6/03	9/4/04	9/6/03
Net Income	$1,364	$1,012	$3,227	$2,654

Other Comprehensive Income/(Loss)
Currency translation adjustment	3	(185)	(73)	77
Cash flow hedges, net of related taxes:
Net derivative gains	9	11	11	—
Reclassification of gains to net income	(4)	(1)	—	(7)
Other	—	—	2	1

	8	(175)	(60)	71

Comprehensive Income	$1,372	$ 837	$3,167	$2,725

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of September 4, 2004, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 4, 2004 and September 6, 2003, and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 4, 2004 and September 6, 2003 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 27, 2003. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

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

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2003 and, with respect to our long-term contractual commitments, with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 12, 2004.

Our Divisions

	12 Weeks Ended		36 Weeks Ended
	9/4/04	9/6/03	9/4/04	9/6/03

NET REVENUE
Frito-Lay North America	$2,325	$2,218	$ 6,704	$ 6,395
PepsiCo Beverages North America	2,147	2,078	5,999	5,585
PepsiCo International	2,430	2,196	6,719	5,898
Quaker Foods North America	355	338	1,036	1,018

Division Net Revenue	7,257	6,830	20,458	18,896
Divested businesses	—	—	—	2

	$7,257	$6,830	$20,458	$18,898

OPERATING PROFIT
Frito-Lay North America	$ 616	$ 577	$ 1,686	$ 1,579
PepsiCo Beverages North America	542	503	1,460	1,299
PepsiCo International	370	287	995	778
Quaker Foods North America	111	106	325	318

Division Operating Profit	1,639	1,473	4,466	3,974
Corporate unallocated	(127)	(100)	(406)	(288)
Merger-related costs	—	(9)	—	(31)
Divested businesses (a)	—	—	—	26

	$1,512	$1,364	$ 4,060	$ 3,681

			9/4/04	12/27/03

TOTAL ASSETS
Frito-Lay North America			$ 5,397	$ 5,332
PepsiCo Beverages North America			6,199	5,856
PepsiCo International			8,266	8,109
Quaker Foods North America			966	995

Division Assets			20,828	20,292
Corporate			2,908	2,384
Bottling investments			2,868	2,651

			$26,604	$25,327

(a)	Includes a gain of $25 million on the sale of Quaker Foods North America’s Mission pasta business.

Intangible Assets

	9/4/04	12/27/03
Amortizable intangible assets, net
Brands	$ 980	$ 985
Other identifiable intangibles	210	212

	1,190	1,197
Accumulated amortization	(573)	(479)

	$ 617	$ 718

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/27/03	Acquisitions	Translation & other	Balance 9/4/04
Frito-Lay North America
Goodwill	$ 130	—	—	$ 130

PepsiCo Beverages North America
Goodwill	2,157	—	1	2,158
Brands	59	—	—	59

	2,216	—	1	2,217

PepsiCo International
Goodwill	1,334	9	(20)	1,323
Brands	808	—	(5)	803

	2,142	9	(25)	2,216

Quaker Foods North America
Goodwill	175	—	—	175

Corporate
Pension intangible	2	—	—	2

Total goodwill	$3,796	9	(19)	$3,786
Total brands	867	—	(5)	862
Total pension intangible	2	—	—	2

	$4,665	9	(24)	$4,650

Stock-based Compensation

We account for stock options using the fair value method of accounting. For the 12 weeks, we recognized stock-based compensation expense of $86 million in 2004 and $89 million in 2003. For the 36 weeks, we recognized stock-based compensation of $261 million in 2004 and $289 million in 2003. These amounts are reflected in selling, general and administrative expenses.

Our weighted average Black-Scholes fair value assumptions are as follows:

	12 and 36 Weeks Ended
	9/4/04	9/6/03
Expected life	6 yrs.	6 yrs.
Risk free interest rate	3.3%	3.1%
Expected volatility	26%	27%
Expected dividend yield	1.80%	1.15%

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	9/4/04	9/6/03	9/4/04	9/6/03
	Pension		Retiree Medical
Service cost	$51	$41	$ 9	$ 7
Interest cost	73	66	17	17
Expected return on plan assets	(90)	(83)	—	—
Amortization of prior service cost	2	2	(2)	(1)
Amortization of experience loss	21	11	4	3

	57	37	28	26
Special termination benefits	—	1	—	—

Total expense	$57	$38	$28	$26

	36 Weeks Ended
	9/4/04	9/6/03	9/4/04	9/6/03
	Pension		Retiree Medical
Service cost	$152	$123	$27	$23
Interest cost	219	197	50	51
Expected return on plan assets	(269)	(249)	—	—
Amortization of prior service cost	5	4	(6)	(3)
Amortization of experience loss	63	33	13	9

	170	108	84	80

Special termination benefits	—	3	—	—

Total expense	$170	$111	$84	$80

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	9/4/04		9/6/03
	Income	Shares (a)	Income	Shares (a)
Net income	$1,364		$1,012
Less: preferred dividends	1		1

Net income available for common shareholders	$1,363	1,692	$1,011	1,721

Basic net income per common share	$ 0.81		$ 0.59

Net income available for common shareholders	$1,363	1,692	$1,011	1,721
Dilutive securities:
Stock options and restricted stock units(b)	—	33	—	21
ESOP convertible preferred stock	1	2	1	3

Diluted	$1,364	1,727	$1,012	1,745

Diluted net income per common share	$ 0.79		$ 0.58

	36 Weeks Ended
	9/4/04		9/6/03
	Income	Shares (a)	Income	Shares (a)
Net income	$3,227		$2,654
Less: preferred dividends	2		3

Net income available for common shareholders	$3,225	1,701	$2,651	1,720

Basic net income per common share	$ 1.90		$ 1.54

Net income available for common shareholders	$3,225	1,701	$2,651	1,720
Dilutive securities:
Stock options and restricted stock units(b)	—	31	—	14
ESOP convertible preferred stock	2	3	2	3

Diluted	$3,227	1,735	$2,653	1,737

Diluted net income per common share	$ 1.86		$ 1.53

(a)	Weighted average common shares outstanding.
(b)	Options to purchase 0.5 million shares for the 12 weeks and 9.7 million shares for the 36 weeks in 2004 and 33.1 million shares for the 12 weeks and 57.5 million shares for the 36 weeks in 2003 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options were based upon average share prices of $51.98 for the 12 weeks and $51.70 for the 36 weeks in 2004 and $45.23 for the 12 weeks and $42.68 for the 36 weeks in 2003.

Impairment and Restructuring Charges

In the fourth quarter of 2003, we incurred a charge of $147 million ($100 million after-tax or $0.06 per share) in conjunction with actions taken to streamline our North American divisions and PepsiCo International. All terminations related to these actions have occurred. As of September 4, 2004, $11 million of these costs remain payable and are included in other current liabilities.

Supplemental Cash Flow Information

	36 Weeks Ended
	9/6/04	9/6/03

Interest paid	$ 91	$108
Income taxes paid(a)	$1,268	$561
Acquisitions:
Fair value of assets acquired	$ 30	$102
Cash paid and debt assumed	(28)	(40)

Liabilities assumed	$ 2	$ 62

(a)	2004 includes approximately $760 million related to our 2003 settlement with the Internal Revenue Service.

Income Taxes

In the third quarter, we recognized $221 million of tax benefits related to a reduction in foreign tax accruals following the resolution of certain open tax issues with foreign tax authorities and a refund claim related to prior U.S. tax settlements.

Subsequent Event

On September 30, 2004, we announced plans to consolidate Frito-Lay North America’s (FLNA) manufacturing network in connection with FLNA’s ongoing productivity program. The number of FLNA plants will be reduced from 43 to 39 with production moved to other plants.

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

Stock-Based Compensation

We account for stock options using the fair value method of accounting. For the 12 weeks, we recognized stock-based compensation expense of $86 million in 2004 and $89 million in 2003. For the 36 weeks, we recognized stock-based compensation expense of $261 million in 2004 and $289 million in 2003. These amounts are reflected in selling, general and administrative expenses. The reduction in our expense is due to changes in our new executive compensation plan. However, total executive compensation expense, when considering all components, is not expected to significantly differ from 2003. See our 2003 Annual Report on Form 10-K for more information on our new executive compensation plan.

Beginning in 2004, our divisions planned for stock-based compensation in division results and senior management evaluates division performance on that basis. As a result, division-related stock-based compensation expense is allocated to our divisions as an incremental employee benefit cost, and prior year division results have been adjusted for comparability. The expense allocated to our divisions excludes the impact of changes in our Black-Scholes assumptions which reflect market conditions over which division management has no control. Any variance between the allocated expense and our actual expense is recognized in corporate unallocated expenses. For our 2004 Black-Scholes assumptions, see Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements.

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

Our operations outside of the United States generate approximately 35% of our net revenue. As a result, we are exposed to foreign currency risks. During the 36 weeks, net favorable foreign currency, primarily increases in the British pound and euro, partially offset by declines in the Mexican peso, contributed over 1 percentage point to net revenue growth. We expect the impact from the British pound and euro to continue to moderate and the unfavorable impact from the Mexican peso to remain.

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

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by $221 million of tax benefits recognized in the 12 weeks ended September 4, 2004. See Income Taxes in the Notes to the Condensed Consolidated Financial Statements for a discussion of these benefits. In addition, the year-over-year comparisons are affected by prior year costs associated with our merger with Quaker of $9 million ($6 million after-tax) for the 12 weeks and $31 million ($25 million after-tax or $0.01 per share) for the 36 weeks ended September 6, 2003. In addition, we sold our Quaker Foods North America’s Mission pasta business. This transaction resulted in a net gain of $25 million ($16 million after-tax and $0.01 per share) in the first quarter of 2003 which was included in our divested business results.

Subsequent Event

On September 30, 2004, we announced plans to consolidate Frito-Lay North America’s (FLNA) manufacturing network in connection with FLNA’s ongoing productivity program. The number of FLNA plants will be reduced from 43 to 39 with production moved to other plants. The plant closures are expected to occur in October with approximately 780 jobs eliminated and 250 jobs added for the relocated production. We expect to incur a pre-tax charge of approximately $160 million, comprised of approximately $105 million of asset impairments, approximately $30 million of severance and other employee costs, and approximately $25 million of other costs. We will separately report these charges in our financial statements. These costs will largely be incurred in the fourth quarter, and the employee and other costs portions of the charge will be paid in cash during the fourth quarter and into 2005.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is used to reflect our consolidated physical unit volume. Total servings increased 4% for the 12 weeks, with worldwide beverages and worldwide snacks each growing 4%. For the 36 weeks, total division servings grew 6%, with worldwide beverages growing 7% and worldwide snacks growing almost 6%.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/4/04	9/6/03	Change	9/4/04	9/6/03	Change

Total net revenue	$7,257	$6,830	6%	$20,458	$18,898	8%

Division operating profit	$1,639	$1,473	11%	$ 4,466	$ 3,974	12%
Corporate unallocated	(127)	(100)	27%	(406)	(288)	41%
Merger-related costs	—	(9)		—	(31)
Divested businesses	—	—		—	26

Total operating profit	$1,512	$1,364	11%	$ 4,060	$ 3,681	10%

Division operating profit margin	22.6%	21.6%	1.0	21.8%	21.0%	0.8
Total operating profit margin	20.8%	20.0%	0.8	19.8%	19.5%	0.3

12 Weeks

Net revenue increased 6% primarily due to volume gains, favorable effective net pricing across all divisions, and net favorable foreign currency movements. The volume gains contributed almost 3 percentage points, favorable effective net pricing contributed over 2 percentage points and the net favorable foreign currency contributed nearly 1 percentage point to revenue growth.

Total operating profit increased 11% and margin increased 0.8 percentage point. Division operating profit increased 11% and margin increased 1.0 percentage point. These gains primarily reflect leverage from the revenue growth. Increased Corporate unallocated pension costs partially offset the revenue growth.

36 Weeks

Net revenue increased 8% primarily due to volume gains, favorable mix, primarily at PBNA, and net favorable foreign currency movements. The volume gains contributed 4 percentage points, the favorable mix contributed almost 2 percentage points, and the net favorable foreign currency contributed over 1 percentage point.

Total operating profit increased 10% and margin increased 0.3 percentage point. Division operating profit increased 12% and margin increased 0.8 percentage point. These gains primarily reflect leverage from the revenue growth. Increased Corporate unallocated expenses partially offset the revenue growth.

Corporate unallocated expenses increased 41% primarily reflecting higher pension costs of $52 million, higher costs related to our Business Process Transformation initiative, an unfavorable comparison to a prior year legal settlement gain, and foreign exchange losses compared to gains in the prior year.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/4/04	9/6/03	Change	9/4/04	9/6/03	Change

Bottling equity income	$147	$136	9%	$292	$246	19%

Interest expense, net	$(26)	$(30)	(10)%	$(76)	$(82)	(6)%

Tax rate	16.5%	31.1%	(14.6)	24.5%	31.0%	(6.5)

Net income	$1,364	$1,012	35%	$3,227	$2,654	22%

Net income per common share – diluted	$0.79	$0.58	36%	$1.86	$1.53	22%

12 Weeks

Bottling equity income increased 9% reflecting increased earnings from our anchor bottlers.

Interest expense, net of interest income, decreased 10% primarily reflecting favorable rates and higher average cash balances, largely offset by higher average debt balances.

The tax rate decreased 14.6 percentage points primarily due to income tax benefits of $221 million related to a reduction in foreign tax accruals following the resolution of certain open tax issues with foreign tax authorities and a refund claim related to prior U.S. tax settlements. These items accounted for 13.5 percentage points of the decrease in our rate. Increased benefit from our concentrate operations and favorable changes arising from agreements reached with the Internal Revenue Service in the fourth quarter of 2003 also contributed to the decline in rate.

Net income increased 35% and the related net income per share increased 36%. The tax benefits of $221 million contributed 22 percentage points of the increase in both net income and earnings per share with our solid operating results contributing the remainder of the increase.

36 Weeks

Bottling equity income increased 19% reflecting increased earnings from our anchor bottlers and favorable comparisons from our international bottling investments driven by a nationwide strike in Venezuela in early 2003.

Interest expense, net of interest income, decreased 6% reflecting favorable rates, partially offset by the unfavorable comparison to 2003 gains in the market value of investments used to economically hedge a portion of our deferred compensation liability.

The tax rate decreased 6.5 percentage points primarily due to the income tax benefits of $221 million discussed above. These items accounted for 5.2 percentage points of the decrease in our rate. Increased benefit from our concentrate operations and favorable changes arising from agreements reached with the Internal Revenue Service in the fourth quarter of 2003 also contributed to the decline in rate.

Net income and the related net income per share each increased 22%. These increases primarily reflect our solid operating results and the tax benefits of $221 million noted above. The tax benefits contributed 8 percentage points of the increase in both net income and earnings per share. Increased earnings from our bottling investments and the absence of merger-related costs in 2004 also contributed to the growth.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer evaluates the performance of our divisions. Prior year amounts exclude the results of divested businesses. For additional information on our divisions, see Our Divisions in the Notes to our Condensed Consolidated Financial Statements.

Frito-Lay North America

	12 Weeks Ended			36 Weeks Ended
	9/4/04	9/6/03	Change	9/4/04	9/6/03	Change

Net revenue	$2,325	$2,218	5%	$6,704	$6,395	5%

Operating profit	$ 616	$ 577	7%	$1,686	$1,579	7%

12 Weeks

Net revenue grew 5% reflecting volume growth of 2% and positive effective net pricing, primarily as a result of salty snack pricing actions. Declines in Quaker snacks reduced volume by approximately 1 percentage point and net revenue growth by about 0.5 percentage point. Pound volume grew primarily due to double-digit growth in Tostitos, the late third quarter 2003 introduction of Lay’s Stax, double-digit growth in Variety Pack, and single-digit growth in Lay’s Classic potato chips and branded dips. These gains were partially offset by single-digit declines in Doritos and double-digit declines in Rold Gold and Quaker Toastables.

Operating profit grew 7% primarily reflecting the pricing actions. Cost leverage generated from ongoing productivity initiatives was largely offset by higher commodity costs, driven by corn oil.

On September 1, 2004, we introduced our new “Smart Spot” program which helps consumers identify products in our portfolio that contribute to a healthier lifestyle. Approximately 10% of net revenue meets the new Smart Spot criteria. These products experienced high single-digit revenue growth in the third quarter and the balance of the portfolio had mid single-digit revenue growth. See our website at www.smartspot.com for additional information on our new Smart Spot program.

36 Weeks

Net revenue grew 5% reflecting volume growth of 2% and positive effective net pricing due to salty snack pricing actions and favorable mix. Declines in Quaker snacks reduced volume by approximately 1 percentage point and net revenue growth by about 0.5 percentage point. Pound volume grew primarily due to new products, single-digit growth in Lay’s Classic potato chips and Tostitos, and strong double-digit growth in Variety Pack and Munchies snack mix. Lay’s Stax and Doritos Rollitos led the new product growth. These gains were partially offset by single-digit declines in Doritos and Fritos and double-digit declines in Rold Gold and Quaker Toastables.

Operating profit grew 7% reflecting the pricing actions. Cost leverage generated from ongoing productivity initiatives was largely offset by higher commodity costs, driven by corn oil.

Products qualifying for our new Smart Spot program represented approximately 10% of net revenue. These products experienced low double-digit revenue growth and the balance of the portfolio had mid single-digit revenue growth.

PepsiCo Beverages North America

	12 Weeks Ended			36 Weeks Ended
	9/4/04	9/6/03	Change	9/4/04	9/6/03	Change

Net revenue	$2,147	$2,078	3%	$5,999	$5,585	7%

Operating profit	$ 542	$ 503	8%	$1,460	$1,299	12%

12 Weeks

Volume decreased 1% reflecting a 4% decline in our bottlers’ sales of carbonated soft drinks, partially offset by non-carbonated beverage growth of 5%. The key factors contributing to the decline in our carbonated soft drinks are the timing of the Labor Day and Memorial Day holidays, an unfavorable comparison due to new product introductions in the prior year, and a significant increase in retail pricing. Our bottlers’ sales of our carbonated soft drinks are reported on a monthly basis, with the third quarter comprising June, July and August. As a result of this timing, the sales week leading up to Labor Day occurred in the fourth quarter this year versus the third quarter last year. Also, the post Memorial Day week, when volumes tend to be lower, occurred in the third quarter this year versus the second quarter last year. These holiday timing differences shifted approximately one percentage point of volume out of the third quarter.

The carbonated soft drink performance reflects declines in both Trademark Pepsi and Trademark Mountain Dew, partially offset by growth in Trademark Sierra Mist. Trademark Pepsi declined in the mid single-digits primarily due to a decline in regular Pepsi and an unfavorable comparison due to the third quarter 2003 national launch of Pepsi Vanilla, partially offset by growth in Diet Pepsi and the introduction of Pepsi Edge in the third quarter. Trademark Mountain Dew declined in the mid single-digits reflecting declines in both Mountain Dew Code Red and LiveWire, partially offset by growth in Diet Mountain Dew and the third quarter introduction of Mountain Dew Pitch Black. Sierra Mist grew in the low single-digits for the quarter. The non-carbonated beverage growth was fueled by bottler-distributed Tropicana juice drinks which were introduced in the first quarter, high single-digit growth in Gatorade, and double-digit growth in Propel. Tropicana Pure Premium and Aquafina also contributed to growth. Aquafina’s low single-digit growth reflected a competitive pricing environment.

Net revenue increased 3%. Favorable product mix shift contributed 2 percentage points of growth, and our total shipments, which were not impacted by the holiday timing issue discussed above, contributed one percentage point. The mix benefit primarily reflects the migration to non-carbonated beverages. The benefit from concentrate and fountain price increases taken in the first quarter was largely offset by increased promotional spending. Operating profit increased 8% primarily reflecting the net revenue growth.

Products qualifying for our new Smart Spot program represented nearly two thirds of net revenue. These products, as well as the balance of the portfolio, grew in line with overall division revenue growth.

36 Weeks

Net revenue increased 7% and volume increased 3%. The volume increase reflects non-carbonated beverage growth of 10%, partially offset by a marginal decline in carbonated soft drinks. The non-carbonated beverage growth was fueled by the bottler-distributed Tropicana juice drinks, as well as double-digit growth in Gatorade, Aquafina and Propel. Tropicana Pure Premium increased slightly for the period. The carbonated soft drink performance reflects low single-digit declines in both Trademark Mountain Dew and Trademark Sierra Mist, partially offset by a marginal increase in Trademark Pepsi. The decline in Trademark Mountain Dew reflects declines in both Mountain Dew Code Red and LiveWire, mostly offset by growth in Diet Mountain Dew, the introduction of Mountain Dew Pitch Black, and growth in regular Mountain Dew. The performance of Trademark Pepsi reflects growth in Diet Pepsi and the benefit from the third quarter 2003 introduction of Pepsi Vanilla, mostly offset by declines in both regular Pepsi and Pepsi Twist. Favorable product mix shift contributed 3 percentage points to net revenue growth. This mix benefit primarily reflects a migration to non-carbonated beverages. The benefit from concentrate and fountain price increases taken in the first quarter was partially offset by increased promotional spending.

Operating profit increased 12% reflecting the net revenue growth, partially offset by additional costs related to our restructuring actions initiated in the fourth quarter of 2003 and higher advertising and marketing costs.

Products qualifying for our new Smart Spot program represented nearly two thirds of net revenue. These products, as well as the balance of the portfolio, grew in line with overall division growth.

PepsiCo International

	12 Weeks Ended			36 Weeks Ended
	9/4/04	9/6/03	Change	9/4/04	9/6/03	Change
Net revenue	$2,430	$2,196	11%	$6,719	$5,898	14%

Operating profit	$370	$287	29%	$995	$778	28%

12 Weeks

International snacks volume grew almost 7%, comprised of 6% in our Latin America region, 6% in our Europe, Middle East and Africa region and 14% in our Asia Pacific region. These gains were driven by successful local innovation and promotional initiatives resulting in high single-digit growth at Sabritas in Mexico, double-digit growth in India, Venezuela, Turkey and Egypt, and continued growth at Gamesa in Mexico. This growth was partially offset by a slight decline in Walkers in the U.K. as a result of weak performance in wholesale and convenience channels.

Beverage volume grew 11%, comprised of 10% in our Europe, Middle East and Africa region, 16% in our Asia Pacific region and 9% in our Latin America region. Broad-based increases were led by double-digit growth in the Middle East, China, Mexico, Russia, Japan and India. Both carbonated soft drink and non-carbonated beverages grew at double-digit rates.

Net revenue grew 11% driven by the broad-based volume increases and favorable mix. Foreign currency contributed 2 percentage points of growth driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

Operating profit grew 29% driven largely by the volume and favorable mix. The favorable comparison of reserve actions taken in 2003 on potentially unrecoverable beverage assets contributed 10 percentage points of growth. Unfavorable foreign currency reduced operating profit growth by less than 1 percentage point driven by the unfavorable Mexican peso partially offset by the favorable British pound and Euro.

36 Weeks

International snacks volume grew 9%, comprised of 8% in our Latin America region, 7% in our Europe, Middle East and Africa region and 20% in our Asia Pacific region. These gains were driven by double-digit snack growth at Sabritas in Mexico and in Brazil in large part driven by successful Yu-Gi-Oh promotions and innovation initiatives. Other contributors to snack growth were strong double-digit advances in India and Egypt, low single-digit growth at Gamesa in Mexico, double-digit growth in Turkey and Venezuela, along with low single-digit growth at Walkers in the U.K.

Beverage volume grew 12%, comprised of 13% in our Europe, Middle East and Africa region, 15% in our Asia Pacific region and 9% in our Latin America region. Broad-based increases were led by double-digit growth in the Middle East and China, high single-digit growth in Mexico and double-digit growth in India, Russia, Venezuela and Germany. Favorable comparisons to the 2003 national strike in Venezuela and German deposit law impact contributed to the growth in Venezuela and Germany. Both carbonated soft drink and non-carbonated beverages grew at double-digit rates.

Net revenue grew 14% driven by the broad-based volume growth. Foreign currency contributed almost 4 percentage points of growth primarily driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

Operating profit grew 28% driven largely by the volume. The favorable comparison of certain reserve actions taken in 2003 on potentially unrecoverable beverage assets contributed 4 percentage points of growth. Foreign currency contributed nearly 2 percentage points of growth primarily driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

Quaker Foods North America

	12 Weeks Ended			36 Weeks Ended
	9/4/04	9/6/03	Change	9/4/04	9/6/03	Change
Net revenue	$355	$338	5%	$1,036	$1,018	2%

Operating profit	$111	$106	4%	$ 325	$ 318	2%

12 Weeks

Net revenue increased 5% and volume increased 3%. The volume increase was driven by high single-digit growth in both Oatmeal and Life cereal and double-digit growth in Rice-A-Roni, partially offset by a mid single-digit decline in Cap’n Crunch. The strong performances in Oatmeal and Rice-A-Roni were largely due to new product introductions.

Operating profit increased 4% reflecting the net revenue growth, partially offset by higher advertising and marketing costs.

Products qualifying for our new Smart Spot program represented approximately 40% of net revenue and had double-digit revenue growth. The balance of the portfolio experienced low single-digit revenue growth.

36 Weeks

Net revenue increased 2% and volume increased 1%. The volume increase reflects mid single-digit growth in Oatmeal and double-digit growth in Life cereal, partially offset by a high single-digit decline in Cap’n Crunch. Favorable Canadian exchange rates also contributed 1% to revenue growth.

Operating profit grew 2% reflecting the increased volume and a favorable shift to higher margin products, partially offset by an unfavorable cost of sales comparison.

Products qualifying for our new Smart Spot program represented approximately 40% of net revenue and had high single-digit revenue growth. The balance of the portfolio experienced a low single-digit revenue decline.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 36 weeks, our operations provided $3.7 billion of cash reflecting our solid business results and working capital management, partially offset by a significant tax payment. As a result of our 2003 settlement with the IRS, we paid taxes of approximately $760 million in the second quarter of 2004. A portion of this payment represented deductible interest, which will lower our estimated tax payments during 2004 by approximately $150 million.

Investing Activities

During the 36 weeks, we used $799 million, primarily reflecting capital spending of $700 million. Capital spending was lower than in the prior year due to 2003 spending for Lay’s Stax production capacity and our new concentrate plant. We expect full year capital spending to be less than $1.5 billion.

Financing Activities

During the 36 weeks, we used $2.2 billion, primarily reflecting common share repurchases of $2.5 billion and dividend payments of $940 million, partially offset by proceeds from the exercise of stock options of $846 million and proceeds from the issuance of long-term debt of $504 million. For the full year, we expect to spend approximately $3.0 billion on share repurchases.

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

	36 Weeks Ended
	9/4/04	9/6/03
Net cash provided by operating activities	$3,717	$3,527
Capital spending	(700)	(844)
Sales of property, plant and equipment	15	13

Management operating cash flow	$3,032	$2,696

Management operating cash flow, inclusive of the second quarter tax payment, increased 12% from the prior year and was driven by our solid results, working capital management, and lower capital spending, and was used primarily to repurchase shares and pay dividends. For the full year, we expect management operating cash flow to grow driven by the strength of our underlying business performance. As expected, in mid-September, we made a $400 million discretionary contribution to our U.S. pension plans. We currently expect to continue to return approximately all of our management operating cash flows to our shareholders through share repurchases and dividends. See Our Business Risks for certain factors that may impact our operating cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 4, 2004 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003 and the Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 4, 2004 and September 6, 2003. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

September 30, 2004

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

A summary of our repurchases (in millions, except average price per share) during the quarter under the $7 billion repurchase program authorized by our Board of Directors and publicly announced on March 29, 2004, and expiring on March 31, 2007, is as follows:

	Shares Repurchased	Average Price Per Share	Authorization Remaining
6/12/04			$6,148
6/13/04—7/10/04	5.7	54.27	(309)

			5,839
7/11/04—8/7/04	4.7	51.47	(242)

			5,597
8/8/04—9/4/04	3.6	50.17	(182)

	14.0	52.27	$5,415

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits – See Index to Exhibits on page 30.

(b)	Reports on Form 8-K

1.	On July 15, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12. Results of Operations and Financial Condition attaching our press release dated July 15, 2004 announcing our financial results for the second quarter of 2004.

2.	On September 2, 2004, we furnished a Current Report on Form 8-K pursuant to Item 7.01. Regulation FD Disclosure attaching our press release dated September 1, 2004 announcing our expected results for the third quarter of 2004.

3.	On September 3, 2004, we filed a Current Report on Form 8-K pursuant to Item 1.01. Entry into a Material Definitive Agreement announcing PepsiCo’s agreement with Al E. Bru and Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers attaching our press release dated September 1, 2004 announcing the retirement of Al E. Bru as Chairman and Chief Executive Officer of Frito-Lay and the appointment of Irene B. Rosenfeld as Chairman and Chief Executive Officer of Frito-Lay.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: October 1, 2004	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date: October 1, 2004	/S/ ROBERT E. COX
Robert E. Cox
Vice President, Deputy General
Counsel and Assistant Secretary

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 10	Agreement between PepsiCo, Inc. and Abelardo E. Bru dated September 3, 2004

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Accountants’ Acknowledgment

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350