Form 10-K
period 2004-12-25
PEPSICO INC
filed 2005-02-28
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-1183

PEPSICO, INC.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	13-1584302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 Anderson Hill Road, Purchase, New York	10577
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 914-253-2000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value 1-2/3 cents per share	New York and Chicago Stock Exchanges

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

The number of shares of PepsiCo Common Stock outstanding as of February 18, 2005 was 1,678,172,035. The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo as of June 12, 2004, the last day of business of our most recently completed second fiscal quarter, was $93,273,528,587.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 4, 2005	III
Annual Meeting of Shareholders

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 25, 2004

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

Our North American divisions operate in the United States and Canada. Our international divisions operate in over 200 countries, with our largest operations in Mexico and the United Kingdom. Financial information concerning our divisions and geographic areas is presented in Note 1 to our consolidated financial statements and additional information concerning our division operations, customers and distribution network is presented under the heading “ Our Business” contained in “ Item 7. Management’s Discussion and Analysis.”

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos flavored tortilla chips, Tostitos tortilla chips, Cheetos cheese flavored snacks, Fritos corn chips, Ruffles potato chips, branded dips, Rold Gold pretzels, Quaker Chewy granola bars, Sun Chips multigrain snacks, Munchies snack mix, Grandma’s cookies, Lay’s Stax potato crisps, Quaker Fruit & Oatmeal bars, Quaker Quakes corn and rice snacks, Cracker Jack candy coated popcorn, and Go Snacks. FLNA branded products are sold to independent distributors and retailers. FLNA’s net revenue was $9.6 billion in 2004, $9.1 billion in 2003 and $8.6 billion in 2002 and approximated 33% of our total division net revenue in 2004 and 34% of our total division net revenue in each of 2003 and 2002.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands, including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Sierra Mist, Mug, Tropicana Juice Drinks, Propel, SoBe, Slice, Dole, Tropicana Twister, and Tropicana Season’s Best. PBNA also manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to bottlers licensed by us, and some of these branded products are sold directly by us to independent distributors and retailers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s net revenue was $8.3 billion in 2004, $7.7 billion in 2003 and $7.2 billion in 2002 and approximated 28% of our total division net revenue in 2004 and 29% of our total division net revenue in each of 2003 and 2002.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Gamesa and Sabritas in Mexico, Walkers in the United Kingdom, and Smith’s in Australia. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Mountain Dew, Gatorade and Tropicana. These brands are sold to franchise bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also licenses the Aquafina water brand to certain of its franchise bottlers. PI’s net revenue was $9.9 billion in 2004, $8.7 billion in 2003 and $7.7 billion in 2002 and approximated 34% of our total division net revenue in 2004 and 32% of our total division net revenue in each of 2003 and 2002.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker grits, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $1.5 billion in 2004, 2003 and 2002 and approximated 5% of our total division net revenue in each of those years.

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

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, AMP, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Cracker Jack, Diet Pepsi, Doritos, Frito-Lay, Fritos, Gamesa, Gatorade, Golden Grain, Grandma’s, Lay’s, Life, Mirinda, Mountain Dew, Mountain Dew Code Red, Mug, Near East, Pasta Roni, Pepsi, Pepsi Max, Pepsi One, Pepsi Twist, Pepsi-Cola, Propel, Quaker, Quaker Chewy, Quaker Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, 7UP and Diet 7UP (outside the United States), Sierra Mist, Slice, Smith’s, Snack a Jacks, SoBe, Sun Chips, Tostitos, Tropicana, Tropicana Pure Premium, Tropicana Season’s Best, Tropicana Twister, Walkers, Wild Cherry Pepsi and Wotsits. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

We either own or have licenses to use a number of patents which relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Seasonality

Our beverage and food divisions are subject to seasonal variations. Our beverage sales are higher during the warmer months and certain food sales are higher in the cooler months. Weekly sales are generally highest in the third quarter due to seasonal and holiday-related patterns. However, taken as a whole, seasonality does not have a material impact on our business.

Our Customers

Our customers include franchise bottlers and independent distributors and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements specify the amount to be paid by our bottlers for concentrate and full goods and for Aquafina royalties, as well as the manufacturing process required for product quality.

Sales to Wal-Mart Stores, Inc. represent approximately 11% of our total net revenue. Retail consolidation has increased the importance of major customers and further consolidation is expected. Our top five retail customers currently represent approximately 27% of our 2004 North American net revenue, with Wal-Mart representing approximately 14%. In addition, sales to The Pepsi Bottling Group (PBG) represent approximately 10% of our total net revenue. See Note 8 to our consolidated financial statements for more information on our anchor bottlers.

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

Frito-Lay holds a significant leadership market position in the snack industry worldwide and faces local and regional competitors as well as national and global snack competitors on issues related to price, quality, variety and distribution. In the beverage industry, The Coca-Cola Company is our primary competitor. In the United States, The Coca-Cola Company has a slightly larger share of carbonated soft drink consumption, while we have a larger share for chilled juices and isotonics. We also face many local value brand competitors in the United States. Internationally, The Coca-Cola Company has a significant market share advantage for carbonated beverages. In addition, internationally we compete with strong local carbonated beverage brands in many countries. We believe that the strength of our brands, innovation and marketing coupled with the quality of our products and flexibility of our distribution network, enable us to compete effectively.

*	The information in the charts above is based on Information Resources, Inc. and A.C. Nielsen Corporation reports that exclude Wal-Mart, as Wal-Mart does not report data to these services.

Regulatory Environment

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we operate. It is our policy to follow the laws and regulations around the world that apply to our businesses.

In the United States, we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity and various other federal, state and local statutes and regulations.

In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions.

We rely on legal, operational and environmental compliance programs, as well as local in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business. The cost of compliance with foreign laws does not have a material financial impact on our international operations.

Employees

As of December 25, 2004, we employed, subject to seasonal variations, approximately 153,000 people worldwide, including approximately 60,000 people employed within the United States. We believe that relations with our employees are generally good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

Frito-Lay North America

Frito-Lay North America (FLNA) owns or leases approximately 50 food manufacturing and processing plants and approximately 1,700 warehouses, distribution centers and offices, including its headquarters building and a research facility in Plano, Texas.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) owns or leases approximately 44 plants and production processing facilities and approximately 43 warehouses, distribution centers and offices, including its headquarters building in downtown Chicago, Illinois. Licensed bottlers in which we have an ownership interest own or lease approximately 70 bottling plants.

PepsiCo International

PepsiCo International (PI) owns or leases approximately 175 plants and approximately 1,500 warehouses, distribution centers and offices. PI is headquartered in the corporate facility in Purchase, NY.

Quaker Foods North America

Quaker Foods North America (QFNA) owns or leases approximately 20 manufacturing plants and 1 warehouse in North America. QFNA is headquartered in the same facility with PBNA in downtown Chicago, Illinois.

Shared Properties

Frito-Lay North America and Quaker Foods North America share approximately 7 plants and 4 distribution centers, warehouses and officers. FLNA, PBNA and QFNA share approximately 7 plants and 14 distribution centers, warehouses and offices in North America, including a research and development laboratory in Barrington, Illinois.

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

On April 30, 2004, we announced that Frito-Lay and Pepsi-Cola Company received notification from the Securities and Exchange Commission (the “SEC”) indicating that the SEC staff was proposing to recommend that the SEC bring a civil action alleging that a non-executive employee at Pepsi-Cola and another at Frito-Lay signed documents in early 2001 prepared by Kmart acknowledging payments in the amount of $3 million from Pepsi-Cola and $2.8 million from Frito-Lay. Kmart allegedly used these documents to prematurely recognize the $3 million and $2.8 million in revenue. Frito-Lay and Pepsi-Cola have cooperated fully with this investigation and provided written responses to the SEC staff notices setting forth the factual and legal bases for their belief that no enforcement actions should be brought against Frito-Lay or Pepsi-Cola.

On November 5, 2003, we announced that Frito-Lay received notification from the SEC staff indicating that the staff was considering recommending that the SEC bring a civil injunctive action against Frito-Lay and one of its non-executive sales employees who signed documents requested by The Fleming Companies in 2001-2002 involving payments of $400,000, which Fleming allegedly used to accelerate its revenue recognition. On December 28, 2004, the SEC staff notified Frito-Lay that it does not intend to recommend an enforcement action against Frito-Lay in connection with the Fleming matter.

Based on an internal review of the Kmart and Fleming matters, no officers of PepsiCo, Pepsi-Cola or Frito-Lay are involved. None of these matters involves any allegations regarding PepsiCo’s accounting for its transactions with Kmart or The Fleming Companies or PepsiCo’s financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Our Executive Officers

The following is a list of names, ages and background of our current executive officers:

Steven S Reinemund, 56, has been PepsiCo’s Chairman and Chief Executive Officer since May 2001. He was elected a director of PepsiCo in 1996 and before assuming his current position, served as President and Chief Operating Officer from September 1999 until May 2001. Mr. Reinemund began his career with PepsiCo in 1984 as a senior operating officer of Pizza Hut, Inc. He became President and Chief Executive Officer of Pizza Hut in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay, Inc., and Chairman and Chief Executive Officer of the Frito-Lay Company in 1996. Mr. Reinemund is also a director of Johnson & Johnson.

Peter A. Bridgman, 52, has been our Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Matthew M. McKenna, 54, has been our Senior Vice President of Finance since August 2001. Mr. McKenna began his career at PepsiCo as Vice President, Taxes in 1993. In 1998, he became Senior Vice President, Taxes and served as Senior Vice President and Treasurer from 1998 until 2001. Prior to joining PepsiCo, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York. Mr. McKenna is also a director of PepsiAmericas, Inc. and a member of the Management Committee of Pepsi Bottling Ventures LLC.

Margaret D. Moore, 57, is our Senior Vice President, Human Resources, a position she assumed at the end of 1999. From November 1998 to December 1999, she was Senior Vice President and Treasurer of The Pepsi Bottling Group, Inc. (PBG). Prior to joining PBG, Ms. Moore spent 25 years with PepsiCo in a number of senior financial and human resources positions. Ms. Moore is also a director of PBG.

Indra K. Nooyi, 49, was elected to PepsiCo’s Board and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as Senior Vice President, Strategic Planning and Senior Vice President, Corporate Strategy and Development from 1994 until 2000. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. Ms. Nooyi is also a director of Motorola, Inc.

Lionel L. Nowell III, 50, has been our Senior Vice President and Treasurer since August 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of The Pepsi Bottling Group. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit, and Director of Internal Audit.

Gary M. Rodkin, 52, was appointed Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America in February 2003. Mr. Rodkin became President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002. He served as President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002. Mr. Rodkin was President of Tropicana North America from 1995 to 1998, and became President and Chief Executive Officer of Tropicana when PepsiCo acquired it in 1998.

Irene B. Rosenfeld, 51, was appointed Chairman and Chief Executive Officer of Frito-Lay, Inc. in September 2004. Prior to joining PepsiCo, Ms. Rosenfeld served as President of Kraft Foods North American Businesses. During her career at Kraft, she also served as Group Vice President responsible for Kraft’s North American manufacturing, distribution, procurement, R&D and information systems and also served as President of Kraft Canada and Kraft Mexico. Prior to that, Ms. Rosenfeld served in various senior management positions with Kraft since joining in 1981.

Larry D. Thompson, 59, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in November 2004. Prior to joining PepsiCo, Mr. Thompson served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, he was named to lead the National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April 2000, Mr. Thompson was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, he was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.

Michael D. White, 53, was appointed Chairman and Chief Executive Officer of PepsiCo International in February 2003, after serving as President and Chief Executive Officer of Frito-Lay’s Europe/Africa/Middle East division since 2000. From 1998 to 2000, Mr. White was Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White has also served as Executive Vice President and Chief Financial Officer of PepsiCo Foods International and Chief Financial Officer of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning.

Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Trading Symbol – PEP

Stock Exchange Listings – The New York Stock Exchange is the principal market for our Common Stock, which is also listed on the Amsterdam, Chicago, Swiss and Tokyo Stock Exchanges.

Shareholders – At December 25, 2004, there were approximately 209,000 shareholders of record.

Dividends – We target an annual dividend payout of approximately 45% of prior year’s net income from continuing operations. Dividends are usually declared in January, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 11, June 10, September 9, and December 9, 2005. We have paid quarterly cash dividends since 1965. The quarterly dividends declared in 2004 and 2003 are contained in our Selected Financial Data.

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo Common Stock for each fiscal quarter of 2004 and 2003 are contained in our Selected Financial Data.

A summary of our repurchases (in millions, except average price per share) during the fourth quarter under the $7 billion repurchase program authorized by our Board of Directors and publicly announced on March 29, 2004, and expiring on March 31, 2007, is as follows:

	Shares Repurchased	Average Price Per Share	Authorization Remaining
9/04/04			$5,415
9/05/04 – 10/02/04	3.9	49.46	(190)

			5,225
10/03/04 – 10/30/04	2.4	48.88	(116)

			5,109
10/31/04 – 11/27/04	2.3	51.09	(119)

			4,990
11/28/04 – 12/25/04	2.3	51.44	(120)

	10.9	51.88	$4,870

Item 6. Selected Financial Data

Selected Financial Data is included on page 88.

Item 7. Management’s Discussion and Analysis

Our discussion and analysis is an integral part of understanding our financial results. Definitions of key terms can be found in the glossary on page 91. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Our Operations

We are a leading, global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods. We are organized in four divisions:

•	Frito-Lay North America,

•	PepsiCo Beverages North America,

•	PepsiCo International, and

•	Quaker Foods North America.

Net revenue and operating profit contributions to growth from each of our divisions in 2004 are as follows:

Our North American divisions operate in the United States (U.S.) and Canada. Our international divisions operate in over 200 countries, with our largest operations in Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1.

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos flavored tortilla chips, Tostitos tortilla chips, Cheetos cheese flavored snacks, Fritos corn chips, Ruffles potato chips, branded dips, Rold Gold pretzels, Quaker Chewy granola bars, Sun Chips multigrain snacks, Munchies snack mix, Grandma’s cookies, Lay’s Stax potato crisps, Quaker Fruit & Oatmeal bars, Quaker Quakes corn and rice snacks, Cracker Jack candy coated popcorn, and Go Snacks. FLNA branded products are sold to independent distributors and retailers.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Sierra Mist, Mug, Tropicana juice drinks, Propel, SoBe, Slice, Dole, Tropicana Twister and Tropicana Season’s Best. PBNA also manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to bottlers licensed by us, and some of these branded products are sold directly by us to independent distributors and retailers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s volume reflects sales to its independent distributors and retailers, and the sales of beverages bearing our trademarks that franchise bottlers have reported as sold to independent distributors and retailers.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Gamesa and Sabritas in Mexico, Walkers in the United Kingdom, and Smith’s in Australia. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Gatorade, Mountain Dew and Tropicana. These brands are sold to franchise bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also licenses the Aquafina water brand to certain of its franchise bottlers. PI reports two measures of volume. Snack volume is reported on a system-wide basis, which includes our own volume and the volume sold by our noncontrolled affiliates. Beverage volume reflects company-owned and franchise bottler sales of beverages bearing our trademarks to independent distributors and retailers.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker grits, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers.

Our Chairman and CEO Perspective

The questions below reflect those commonly asked by our shareholders, and are followed by answers from our Chairman and CEO, Steve Reinemund.

How will you sustain growth?

By taking our competitive strengths, and investing in them to create longer-term value. That may sound a bit simplistic, but here’s what I mean.

PepsiCo has three key advantages:

1. big, muscular brands,

2. the proven ability to innovate and create differentiated products, and

3. powerful go-to-market systems.

What makes this all work are the extraordinarily talented, dedicated people at PepsiCo.

When we take those competitive advantages, and invest in them with dollars generated from top-line growth and cost saving initiatives, we sustain a value cycle for our shareholders.

In essence, investing in innovation fuels the building of our brands; this in turn drives top-line growth. Dollars from that top-line growth are strategically reinvested back into new products and other innovation, along with cost savings projects, and thus the cycle continues.

Your cycle of reinvestment relies on your ability to grow brands.  Are PepsiCo’s brands up to the challenge?

Yes. With 16 brands that each generate over a billion dollars of retail sales annually, and many more moving in that direction, we have big “global icon” brands that sit squarely in the sweet spot of convenience. We constantly differentiate those brands in the marketplace by what we do with ingredients and nutrition science, product packaging and processing. And, we create points of difference with marketplace solutions in our retail environment, exciting the consumers who ultimately buy our products.

We have more of these icon brands than any other food and beverage company in the world, and we continue to add new products to the portfolio through internal innovations combined with smaller, tuck-in acquisitions with our international businesses.

How do you invest in, and differentiate, PepsiCo’s brands?

We invest in many ways, including advertising and merchandising. I’d say innovation is the most impactful option. Innovation lives at the core of any successful consumer products company. Our organization is structured to capture consumer insights, and customer – or retailer – insights as well. Strategically, we look at innovation in three ways, or types. “Type A” innovation is what we call “close-in” – ideas like new flavors of existing products.

“Type B” innovation is represented in new products delivering additional benefits or meeting specific consumer preferences, but generally within existing brands. For example, Tostitos Scoops tortilla chips, Lay’s Stax potato crisps or Tropicana Light ‘n Healthy beverages are products more incremental to the business than Type A.

“Type C” innovation is focused on new platforms, like delivering chilled products directly to the store; or entirely new products, like new Quaker Milk Chillers and Tropicana Fruit Integrity, which delivers a fruit serving in a new, fun snack format. These products are mostly incremental, and we’ve centralized our research and development for this kind of innovation so we can put our resources into developing really big ideas.

Our goal is to incorporate more Type B and Type C innovation into our pipeline. In this way, we may have fewer new products every year, but more of our new product revenues will be incremental. This has already been happening at Frito-Lay, with products like Lay’s Stax potato crisps.

On the beverage side, we are finding that “in-and-out” products – those with limited time availability – can create a lot of excitement and incremental volume over a set time period. These products are relatively easy to develop, and we work closely with our bottling partners on the right timing. For example, in 2004, we introduced Mountain Dew Pitch Black just as Mountain Dew LiveWire was winding down. Then, we introduced Pepsi Holiday Spice for the year-end holiday season. These all contribute to differentiating our brands.

You talked about innovation in terms of brands.  Are you innovating in other ways?

We’re innovating in ways that go beyond traditional brand ideas. For example, we look at health and wellness as an opportunity to be an active part of the solution. We’ve improved the healthfulness of our existing products by taking important steps like eliminating trans fats in our Frito-Lay chips, reducing saturated fats in Walkers crisps and reducing sugar in some food and beverage products in the United States and other markets. We’ve also developed new products that deliver more powerful health benefits, like Quaker Take Heart Oatmeal, which can help reduce cholesterol and help maintain healthy blood pressure – two important factors for heart health. The Tropicana Pure Premium line of fortified orange juices is another great example. And we strengthened the Quaker snack line with products like new soy crisps, and new or improved bar products.

In 2005, we’ll grow our beverage portfolio with innovation in diet carbonated soft drinks. We’ll also add a new line of Gatorade Endurance Formula and Aquafina flavored waters in carbonated and non-carbonated varieties. With snacks, we’re relaunching Light versions of our chips with reduced calories and fat.

As an umbrella logo that applies to more than 100 products in our portfolio, we’ve developed a new Smart Spot trademark in the United States and Canada. The Smart Spot symbol helps consumers find our products that can contribute to healthier lifestyles. The Smart Spot program is based on authoritative statements from the U.S. Food and Drug Administration (FDA) and the National Academy of Sciences (NAS).

Smart Spot products are the fastest growing part of our North American product portfolio, with revenue growth approximately double that of our fun-for-you products. This strategic marketplace solution exists at the intersection of public interest and business interests, and we intend to continue capturing growth through health and wellness solutions that address energy balance.

You’ve said PepsiCo’s health and wellness initiatives are based on the concept of “energy balance.” What do you mean by this?

Energy balance challenges consumers to look at calories consumed, as well as calories burned, through physical activity and exercise. We’re investing in solutions that address both. We’ve committed to achieving more than half of our new product revenues from Smart Spot products in North America, and our projections show we’ll significantly surpass that goal. We’re also stepping up efforts in our new product pipeline to capture this opportunity in markets around the world.

On the physical activity front, we believe we can be part of the solution as well. For example, we’re the national presenting sponsor for America on the Move, a national initiative designed to help Americans achieve energy balance by taking 2,000 more steps a day and reducing calories by 100 each day. It’s been proven to work, and can help almost anyone get started making simple changes to achieve a healthier lifestyle. We’re also funding other efforts that range from activity-based initiatives with the YMCA, to research-based programming, like the partnership Gatorade has with the University of North Carolina’s School of Public Health to understand what can help prevent childhood obesity.

With the emphasis on Smart Spot, how will you balance investments in the larger, fun-for-you portfolio?

Our goal is to offer a balanced and broad PepsiCo portfolio with a range of great-tasting product choices. While our better-for-you product portfolio is growing at an impressive clip, we also know that it’s critical to drive growth in our flagship, heritage brands that comprise our fun-for-you portfolio. For example, within Frito-Lay’s core salty portfolio, we focused on Tostitos with an entirely new logo and packaging, and an aggressive “on-shelf” strategy to drive visibility and growth for this venerable billion-dollar brand. We’re improving Doritos Nacho Cheesier tortilla chips and making Doritos Black Pepper Jack tortilla chips a permanent addition to our line. On the beverage side of the business, we have aggressive plans for our trademark Pepsi, Mountain Dew and Sierra Mist brands that demonstrate we remain committed to growing these larger, legacy businesses as well.

In the past, you’ve talked about the power of Frito-Lay’s direct-store-delivery (DSD) system differentiating Frito-Lay in the marketplace. Now, you seem to be taking a new approach with a 50% increase in media spending that is being partially funded by the plant consolidations. Is there a change in strategy?

Frito-Lay’s well-known brands feature great taste and really appeal to consumers. The power of the company’s virtually unrivaled distribution system has enabled us to differentiate these products in the marketplace, and rely to a lesser extent on high-impact marketing and advertising.

With an explosion of convenient foods choices in the categories where Frito-Lay competes, we need to communicate even more aggressively to strengthen our bond with consumers and highlight our choices for snacking occasions in order to continue growing our top line.

Historically, there has been a focus on your North America business. How does the international market figure into your growth targets?

The growth and expansion of our international businesses are vital. PepsiCo International became our largest division – by revenues – in 2004. While the year was extraordinary, for the longer term we believe that we can grow our international business at about twice the rate of growth for the United States into the foreseeable future.

We’re confident because we have clear leadership of the global snack category, and significantly lower per capita consumption outside the United States. Our volumes are increasing in every region, and we’re demonstrating we can capture opportunities by customizing our snack products to meet local tastes and packaging preferences. For example, in Thailand, we’ve introduced Nori Seaweed Lay’s potato chips, and in China, we’ve captured new “office snacking” opportunities through a new pull-out tray with Lay’s Stax potato crisps.

On the beverage side, we have a disciplined, focused growth strategy that includes carbonated and non-carbonated brands. We’ve introduced flavor innovations tailored to our markets, new consumer-friendly packaging, and enjoyed great success with high-impact advertising and music and sports marketing.

Overlaying our flexible portfolio, we have global productivity programs in ever increasing scale, and a diverse, talented and experienced team from the front line to senior management. All these elements combine to give us great confidence in our international business and its ability to fire on all cylinders.

Returning to the question about sustainable growth, you included powerful go-to-market systems as a competitive advantage. What do you mean?

PepsiCo arguably has the most diverse set of distribution systems of any consumer product company, including direct store delivery (DSD) at Frito-Lay and our bottling partners, warehouse delivery for Quaker products, and warehouse delivery and chilled DSD at Tropicana.

The reach and scale of these systems provide considerable cost efficiency and system effectiveness in driving value.

Our systems deliver product freshness and quality for the consumer, generate cash flow for our retail customers, and provide economic value for PepsiCo. Our products respond very well to merchandising, and need to be replenished often because they sell so quickly. By having our DSD associates deliver products and stock the shelves themselves, we save retailers money by doing this labor for them, and help make sure our products are fresh, available and displayed to our advantage.

You’ve referenced PepsiCo’s Power of One as a competitive capability. Can you provide some examples of the advantages that Power of One offers retailers?

Our Power of One really speaks to our ability to use all of PepsiCo’s products, services and talents for the advantage of our retail partners. Whether it’s a joint promotion between Pepsi and Frito-Lay for Super Bowl Sunday, a “breakfast bundling” opportunity with Quaker and Tropicana brands, creating a shared service unit to support our businesses in Mexico or combining our products that contribute to healthier lifestyles under the Smart Spot banner, the idea is to combine the strength of our brands and businesses to develop customized solutions for customers. This, in turn, drives incremental growth for them, and for us.

We view this as a key strategic growth driver, and will continue to invest in such things as integrated customer teams, research into consumer insights, and creating customized retail solutions to drive growth.

Retail volume growth seems to be slowing in some channels, such as supermarkets, and accelerating in large-format and discount channels. How is that trend affecting PepsiCo?

It’s obviously important for us to be well-represented in all channels. Like all consumer product companies, we have benefited from the growth of mass merchandisers, clubs and dollar stores. At the same time, we’re just as committed to working closely with our supermarket partners to help them grow.

The consolidation of retailers has made our Power of One initiative increasingly important. We can approach these retailers as a powerful partner in supporting their growth objectives. Ultimately, we need to ensure that we have the right products, package sizes, and price points in each channel so that we can maximize growth in each.

Pricing is a key element of our mix. Consumers demand value, which especially means low prices, so we can’t depend on price increases for revenue growth. That’s why our focus on innovation, commitment to improving product mix, and the priority on delivering customized retail solutions are key to the growth of PepsiCo and our retail customers.

How do you ensure you can deliver on all the priorities required by brand and product investment, and go-to-market systems?

In a word, it’s about people – our ultimate and truest source of competitive advantage. We continue to invest in our people as well.

One of the strengths Wall Street has noticed about PepsiCo is our ability to grow talent from within the company – particularly bench strength for our most senior team. I think this reflects a number of our “people priorities.”

For starters, we’re passionate about developing leaders. That’s why we provide the training, tools and experiences that give us many options when it comes to preparing leaders for tomorrow. But developing this kind of bench strength demands a comprehensive view of people.

That’s why we have a focus on diversity and inclusion as a strategic lever to drive the business. As a leading consumer products company, we strive to recruit a diverse workforce to assist us in serving our diverse consumer base. That’s diversity. Equally important, we must ensure we’re creating and sustaining an environment that allows everyone to contribute at his or her maximum potential in order for the best ideas to come forward – and that’s inclusion.

We hold our leaders accountable – and reward them – on their ability to create and sustain a diverse and inclusive workforce at PepsiCo. We’re seeing progress. In the last two years, we’ve put 11,000 associates through a first level of diversity and inclusion training and more than 6,000 associates through a second level of inclusion training. Our ongoing internal measurement of how associates observe diverse and inclusive behavior in management shows we’re moving the dial as well.

I know that our 2004 growth benefited from our diversity and inclusion efforts. Product flavor ideas, promotions and advertising benefited from the views of the entire spectrum of our associates. Our successes reinforce that we are on the right track, and we remain committed to this strategic priority as a key growth driver. We know that diversity and inclusion is a journey – in fact, a marathon – and we’ll continue investing in the journey to reap its utmost benefits.

With your focus on diversity and inclusion, brand building, and go-to-market capabilities, how will you fund everything?

Some of the investment comes from top-line growth, and some of it comes from productivity initiatives around the world. Whether in supply chain manufacturing, procurement of goods and services, or more efficient trade and media spending, at any given time PepsiCo has hundreds of productivity programs under way.

We view these efforts to control costs as critical fuel for brand building and innovation work, which leads to top-line growth that we can use to fund further productivity projects. That’s the value creation cycle I mentioned earlier, and it provides flexibility for us to meet our stated double-digit earnings goals. At the same time, it allows us to return cash to shareholders through our share buyback program and dividend payments, which PepsiCo’s Board of Directors increased by 44% in 2004.

What is “Business Process Transformation” (BPT) and how does it contribute to the business?

Business Process Transformation (BPT) is the comprehensive effort to drive efficiencies at PepsiCo, and fuel our future growth. It includes efforts to physically consolidate, or hardwire, key business functions to take advantage of our scale. It also includes moving to a common set of processes that underlie our key activities, and supporting these activities with common technology applications. And finally, it’s about linking our systems so that data will flow seamlessly from system to system. Our SAP installation – the computer system that will link all of PepsiCo’s systems and processes – is the linchpin for these efforts. A special project team has started implementing this multi-year BPT effort.

While obviously requiring funding, this is exactly the kind of initiative which is designed to yield efficiencies that we can reinvest back into our business for many years to come.

Once BPT is fully implemented, we’ll have flexibility in everything we do. We’ll be able to more easily change any product through better control of our supply chain. We’ll have even greater accuracy in our operations, removing the need for checking and rechecking. We’ll also achieve efficiencies and consistency by delivering lower costs through common processes and expanded IT capabilities, delivered through one face to the customer. We’ll have end-to-end, real-time visibility to data that allows us to use information as a true strategic tool. And finally, with a common IT platform, we’ll be able to more quickly expand to take on new businesses seamlessly.

PepsiCo has a lot to accomplish. How do you balance current and future needs without compromising anything?

Here again, it ultimately comes down to people and the values they hold. In last year’s annual report, our theme was “Growth and Trust.” We emphasized the importance of growth in the right way – as a responsible corporate citizen. Our focus remains centered on behaving in this way.

For example, we continue to make progress with our efforts in environmental management and sustainability. I encourage shareholders, once again, to read the Corporate Social Responsibility Report in this publication. But it’s also important to understand that we continue to spend a considerable amount of time and energy reinforcing the PepsiCo Values that will get us growth the right way for our future. We remain steadfast in our commitment to sustained growth, through empowered people, acting with responsibility and building trust.

When you think about it, we’re lining up what we do best and investing in those capabilities to drive value today and into our future. And we’re doing it in a responsible way. Our shareholders demand this kind of responsible growth and should expect nothing less, just like all of us at PepsiCo.

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

Sales to Wal-Mart Stores, Inc. represent approximately 11% of our total net revenue. Retail consolidation has increased the importance of major customers and further consolidation is expected. Our top five retail customers currently represent approximately 27% of our 2004 North American net revenue, with Wal-Mart representing approximately 14%. In addition, sales to The Pepsi Bottling Group (PBG) represent approximately 10% of our total net revenue. See “ Our Related Party Bottlers” and Note 8 for more information on our anchor bottlers.

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is less than 50% and since we do not control these bottlers, we do not consolidate their results. We include our share of their net income based on our percentage of economic ownership in our income statement as bottling equity income. We have designated three related party bottlers, PBG, PepsiAmericas, Inc. (PAS) and Pepsi Bottling Ventures LLC (PBV), as our anchor bottlers. Our anchor bottlers distribute approximately 65% of our North American beverage volume and approximately 20% of our international beverage volume. Our anchor bottlers participate in the bottler funding programs described above. Approximately 12% of our total 2004 sales incentives related to these bottlers. See Note 8 for additional information on these related parties and related party commitments and guarantees.

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

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Our chief beverage competitor, The Coca-Cola Company, has a slightly larger share of CSD consumption in the United States, while we have a larger share of chilled juices and isotonics. In addition, The Coca-Cola Company maintains a significant CSD share advantage in many markets outside North America. Further, our snack brands hold significant leadership positions in the snack industry worldwide and face local and regional competitors, as well as national and global snack competitors, on issues related to price, quality, variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

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

Our Business Risks

Our Approach to Managing Risks

We are subject to risks in the normal course of business due to adverse developments affecting:

•	our reputation;

•	information technology;

•	product demand and retail consolidation;

•	global economic conditions;

•	regulatory environment;

•	workforce retention; and

•	market risks.

We manage these and other risks through an integrated risk management framework. This framework includes:

•	the PepsiCo Executive Risk Council (PERC), comprised of a cross-functional, geographically diverse, senior management group which meets periodically to identify, assess, prioritize and address primarily strategic and reputational risks;

•	Division Risk Committees (DRC), comprised of cross-functional senior management teams which meet regularly each year to identify, assess, prioritize and address division-specific operating risks;

•	PepsiCo’s Risk Management Office, which manages the overall process, provides ongoing guidance, tools and analytical support to the PERC and DRC, identifies and assesses potential risks, and facilitates ongoing communication between the parties, as well as to PepsiCo’s Audit Committee; and

•	PepsiCo Corporate Audit, which confirms the ongoing effectiveness of the risk management framework through periodic audit and review procedures.

Also see “ Market Risks” below for a discussion on how we manage specific market risks.

Our Reputation

We have a longstanding history of maintaining a good reputation globally which is critical to selling our branded products. If we fail to maintain high standards for product quality and integrity, our reputation could be jeopardized. In addition, we must protect our reputation by maintaining high ethical, social and environmental standards for all of our operations and activities. Damage to our reputation might result in rejection of our products by consumers and a loss of brand equity, as well as require additional resources to rebuild our reputation.

Information Technology

Information technology is becoming increasingly important as an enabler to operating efficiently and interfacing with customers, as well as maintaining financial accuracy and efficiency. If we do not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.

As discussed by our chairman, we have embarked on our multiyear BPT initiative that includes the delivery of an SAP enterprise resource planning application, as well as the migration to common business processes across our North American operations. The inability to deliver our goals may impact our ability to (1) process transactions accurately and efficiently, and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption.

Product Demand and Retail Consolidation

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. As our chairman notes, our continued success is dependent on our product innovation, including maintaining a strong pipeline of new products, effective sales incentives, appropriate advertising campaigns and marketing programs, and the ability to secure adequate shelf space at our retailers. In addition, our success depends on our responses to consumer trends, such as low carbohydrate diets, consumer health concerns, including obesity and the consumption of certain ingredients, and changes in product category consumption and consumer demographics, including the aging of the general population. Seasonal weather conditions, particularly for sports drinks and hot cereals, can also impact demand. Our top five retail customers now represent approximately 27% of our North American net revenue reflecting the continuing consolidation of the retail trade. In this environment, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including our retailers and anchor bottlers, to effectively compete.

Global Economic and Environmental Conditions

Unforeseen global economic and environmental changes and political unrest may result in business interruption, supply constraints, foreign currency devaluation, inflation, deflation or decreased demand. Economic conditions in North America could also adversely impact growth. For example, rising fuel costs may impact the sales of our products in convenience stores where our products are generally sold in higher margin single serve packages.

Regulatory Environment

Changes in laws, regulations and the related interpretations may alter the environment in which we do business and, therefore, impact our results or increase our liabilities. Such regulatory environment changes include changes in food and drug laws, laws related to advertising and deceptive marketing practices, accounting standards, taxation requirements, competition laws and environmental laws, including the regulation of water consumption and treatment.

Workforce Retention

Our continued growth requires us to develop our leadership bench and to implement programs, such as our long-term incentive program, designed to retain talent. We also compete to hire new employees, and then must train them and develop their skills and competencies. We have in place human resource programs, including our diversity and inclusion focus mentioned by our chairman, aimed at hiring, developing and retaining our talented and motivated workforce which provides us with competitive advantage. However, unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

Market Risks

We are exposed to the market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates;

•	interest rates;

•	stock prices; and

•	discount rates, affecting the measurement of our pension and retiree medical liabilities.

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification of meaningful cost saving opportunities or efficiencies and effective implementation. Our global purchasing programs include fixed-price purchase orders and pricing agreements. Our hedging strategies involve the use of derivatives designated as cash flow and fair value hedges. The fair value of our hedges fluctuates based on market rates and prices. The sensitivity of our hedges to these market fluctuations is discussed below. See Note 10 for further discussion of these hedges and our hedging policies. See “ Our Critical Accounting Policies” for a discussion of the exposure of our pension plan assets and pension and retiree medical liabilities to risks related to stock prices and discount rates.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “ Product Demand and Retail Consolidation” and “ Global Economic Conditions” above for further discussion.

Commodity Prices

Our open commodity derivative contracts designated as hedges had a face value of $155 million at December 25, 2004 and $43 million at December 27, 2003. These derivatives resulted in a net unrealized loss of $1 million at December 25, 2004 and $4 million at December 27, 2003. We estimate that a 10% decline in commodity prices would have resulted in an unrealized loss of $16 million in 2004 and $1 million in 2003.

Foreign Exchange

Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity, called currency translation adjustment.

Our operations outside of the U.S. generate over a third of our net revenue of which Mexico, the United Kingdom and Canada comprise nearly 20%. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2004, the impact of the favorable euro and British pound was partially offset by the unfavorable Mexican peso resulting in a contribution of almost 2 percentage points to revenue growth. If declines in the Mexican peso continue and are not offset, our future results will be adversely impacted.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the income statement as incurred. We may enter into derivatives to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $908 million at December 25, 2004 and $484 million at December 27, 2003. These contracts had net unrealized losses of $27 million at December 25, 2004 and $30 million at December 27, 2003, respectively. We estimate that an unfavorable 10% change in the exchange rates would have resulted in an unrealized loss of $123 million in 2004 and $50 million in 2003, respectively.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt. Our counterparty credit risk is considered low because these swaps are entered into only with strong creditworthy counterparties, are generally settled on a net basis and are of relatively short duration.

Assuming year-end 2004 and 2003 variable rate debt and investment levels, a one point increase in interest rates would have decreased net interest expense by $11 million in 2004 and $10 million in 2003.

Stock Prices

A portion of our deferred compensation liability is tied to certain market indices and our stock price. We manage these market risks with mutual fund investments and prepaid forward contracts for the purchase of our stock. The combined gains or losses on these investments are offset by changes in our deferred compensation liability, which are included in corporate selling, general and administrative expenses.

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. The preceding discussion of risks is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our trends and future results.

OUR CRITICAL ACCOUNTING POLICIES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for stock-based compensation and certain allocation methodologies for pension and retiree medical, our critical accounting policies do not involve the choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently in all periods presented and have discussed these policies with our Audit Committee.

Our critical accounting policies arise in conjunction with the following:

•	revenue recognition,

•	brand and goodwill valuations,

•	income tax expense and accruals,

•	stock-based compensation expense, and

•	pension and retiree medical plans.

Revenue Recognition

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery and may allow discounts for early payment. We recognize revenue upon shipment or delivery to our customers in accordance with written sales terms that do not allow for a right of return. However, our policy for DSD and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for warehouse distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date products. Our bottlers have a similar replacement policy and are responsible for the products they distribute.

Our policy is to provide customers with product when needed. In fact, our commitment to freshness and product dating serves to regulate the quantity of product shipped or delivered. In addition, DSD products are placed on the shelf by our employees with customer shelf space limiting the quantity of product. For product delivered through our other distribution networks, customer inventory levels are monitored.

As discussed in “ Our Customers,” we offer sales incentives through various programs to customers and consumers. Sales incentives are accounted for as a reduction of sales and totaled $6.6 billion in 2004, $6.0 billion in 2003 and $5.5 billion in 2002. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space, and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate total annual sales incentives and record a pro rata share in proportion to revenue. Certain arrangements, including fountain pouring rights, may extend up to 15 years. The costs incurred to obtain these arrangements are recognized over the life of the contract as a reduction of revenue, and the outstanding balances of $337 million at year-end 2004 and $359 million at year-end 2003 are included in other assets in our Consolidated Balance Sheet.

We estimate and reserve for our bad debt exposure based on our experience with past due accounts. Our method of determining the reserves has been consistent during the years presented in the consolidated financial statements. Bad debt expense is classified within selling, general and administrative expenses in our Consolidated Statement of Income.

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

We believe that a brand has an indefinite life if it has significant market share in a stable macroeconomic environment, and a history of strong revenue and cash flow performance that we expect to continue for the foreseeable future. If these perpetual brand criteria are not met, brands are amortized over their expected useful lives, which generally range from five to 20 years. Determining the expected life of a brand requires considerable management judgment and is based on an evaluation of a number of factors, including the competitive environment, market share, brand history and the macroeconomic environment of the countries in which the brand is sold.

Goodwill, including the goodwill that is part of our noncontrolled bottling investment balances, and perpetual brands are not amortized. Perpetual brands and goodwill are assessed for impairment at least annually to ensure that discounted future cash flows continue to exceed the related book value. A perpetual brand is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a division or business within a division. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows.

Amortizable brands are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in the “ Our Business Risks” section, including, but not limited to, operating risks, product demand and the competitive landscape.

We did not recognize any impairment charges for perpetual brands or goodwill during the years presented. As of December 25, 2004, we had $4.8 billion of perpetual brands and goodwill, of which nearly 75% related to Tropicana and Walkers. In our most recent impairment evaluations for Tropicana and Walkers, no impairment charges would have resulted even if the fair market values resulting from our discounted cash flow analyses were assumed to be 5% lower.

Income Tax Expense and Accruals

In 2004, our annual tax rate for continuing operations was 24.7% compared to 28.5% in 2003 as discussed in “ Other Consolidated Results.” The tax rate in 2004 decreased 3.8 percentage points primarily as a result of the favorable resolution of certain open tax issues. For 2005, our annual tax rate is expected to be 29.4%, reflecting the absence of the favorable 2004 resolutions, and excluding any impact of the potential repatriation of certain undistributed international earnings discussed below and in Note 5.

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax benefits from the resolution of prior year tax matters to be such items.

Tax law requires items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income is not likely to support the use of a deduction or credit in that tax jurisdiction. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but we have not yet recognized as expense in our financial statements.

We have not recognized any U.S. tax expense on undistributed international earnings since we intend to reinvest the earnings outside the U.S. for the foreseeable future, subject to the opportunity afforded us as a result of the American Jobs Creation Act of 2004 (AJCA). Our undistributed earnings are approximately $11.9 billion at December 25, 2004, and $8.8 billion at December 27, 2003. We are currently contemplating taking advantage of the AJCA for up to $7.5 billion of our undistributed foreign earnings. See Note 5 for further discussion on the AJCA and its potential impact on our 2005 results.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. During 2004, we recognized $266 million of tax benefits related to the favorable resolution of certain open tax issues. In addition, in 2004, we recognized a benefit of $38 million upon agreement with the U.S. Internal Revenue Service (IRS) on an open issue related to our discontinued restaurant operations. At the end of 2003, we entered into agreements with the IRS for open years through 1997. These agreements resulted in a tax benefit of $109 million in the fourth quarter of 2003. As part of these agreements, we also resolved the treatment of certain other issues related to future tax years.

The IRS has initiated their audits of our tax returns for the years 1998 through 2002. Our tax returns subsequent to 2002 have not yet been examined. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution. Our tax reserves, covering all federal, state and foreign jurisdictions, are presented in the balance sheet within other liabilities (see Note 14), except for any amounts relating to items we expect to pay in the coming year which are included in current income taxes payable. For more information on the impact of the resolution of open tax issues, see “ Other Consolidated Results” and “ Our Liquidity, Capital Resources and Financial Position.”

Stock-Based Compensation Expense

We believe that we will achieve our best results if our employees act and are rewarded as business owners. Therefore, we believe stock ownership and stock-based incentive awards are the best way to align the interests of employees with those of our shareholders. Historically, following competitive market practices, we have used stock option grants as our primary form of long-term incentive compensation. These grants are made at the current stock price, meaning each employee’s exercise price is equivalent to our stock price on the date of grant. Employees must generally provide three additional years of service to earn the grant, referred to as the vesting period. Our options generally have a 10-year term, which means our employees would have up to seven years after the vesting period to elect to pay the exercise price to purchase one share of our stock for each option exercised. Employees benefit from stock options to the extent our stock price appreciates above the exercise price after vesting and during the term of the grant.

There have been no reductions to the exercise price of previously issued awards, and any repricing of awards would require approval of our shareholders.

Our new executive compensation program, effective for 2004, strengthens the relationship between pay and individual performance through greater differentiation in the amount of base pay, bonus and stock-based compensation based on an employee’s responsibility and performance. The new program results in a shift of both cash and stock-based compensation to our top performing executives. In addition, our new program provides executives, who are awarded long-term incentives based on their performance, with a choice of stock options or restricted stock units (RSUs). RSUs generally vest after three years of service and each restricted stock unit can be settled in a share of our stock after the vesting period. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and are granted 50% stock options and 50% RSUs. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets.

We also continued, as we have since 1989, to grant an annual award of stock options to all eligible employees, based on job level or classification under our broad-based stock option program, SharePower. As part of the new compensation program in 2004, the SharePower program grant was reduced by approximately 50% for employees in the U.S. and replaced with matching contributions of PepsiCo stock to our 401(k) savings plans. We did not reduce the SharePower award for international employees and continued using tenure as a base for delivering the award in addition to job level and classification. For additional information on our 401(k) savings plans, see Note 7.

Method of Accounting

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. We do not expect Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, to materially impact our financial statements upon adoption no later than in the fourth quarter of 2005. Two of our anchor bottlers, PBG and PAS, will be adopting SFAS 123R in 2005. They are currently evaluating the impact of SFAS 123R which will consequently impact our bottling equity income.

Beginning in 2004, our divisions were held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. Prior year division results have been adjusted for comparability. The allocation of compensation expense is approximately 28% FLNA, 19% PBNA, 32% PI, 4% QFNA and 17% corporate unallocated. The expense allocated to our divisions excludes any impact of changes in our Black-Scholes assumptions which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

Our Assumptions

Our Black-Scholes model estimates the expected value our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and dividend yield. Our weighted-average fair value assumptions include:

	2005	2004	2003	2002
Expected life	6 yrs.	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	3.8%	3.3%	3.1%	4.4%
Expected volatility	22%	26%	27%	27%
Expected dividend yield	1.8%	1.8%	1.15%	1.14%

The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which our employee groups are expected to hold their options. It is based on our historical experience with similar grants. The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. Dividend yield is estimated over the expected life based on our stated dividend policy and forecasts of net income, share repurchases and stock price.

2005 Estimated Expense and Sensitivity of Assumptions

Our stock-based compensation expense, including RSUs, is as follows:

	Estimated 2005	2004	2003
Stock-based compensation expense	$320	$368	$407

If we assumed a 100 basis point change in the following assumptions, our estimated 2005 stock-based compensation expense would increase/(decrease) as follows:

	100 Basis Point Increase	100 Basis Point Decrease
Risk free interest rate	$4	$(4)
Expected volatility	$1	$(1)
Expected dividend yield	$(6)	$7

If the expected life were assumed to be one year longer, our estimated 2005 stock-based compensation expense would increase by $9 million. If the expected life were assumed to be one year shorter, our estimated 2005 stock-based compensation expense would decrease by $6 million. As noted, changing the assumed expected life impacts all of the Black-Scholes valuation assumptions as the risk free interest rate, expected volatility and expected dividend yield are estimated over the expected life.

Pension and Retiree Medical Plans

Our pension plans cover full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts, which vary based upon years of service, with retirees contributing the remainder up to the total cost.

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

The assumptions, assets and liabilities used to measure our annual pension and retiree medical expense are determined as of September 30 (measurement date) and all plan assets and liabilities are reported as of that date. Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Some of these assumptions require significant management judgment and could have a material impact on the measurement of our pension and retiree medical benefit expense and obligation. However, any impact from the changes in retiree medical assumptions would be mitigated by the cap on these benefits.

Since pension and retiree medical liabilities are measured on a discounted basis, the discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy, and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party consultant to assist us in determining our investment allocation and modeling our long-term rate assumptions. Our current investment allocation target for our U.S. plans is 60% equity securities, with the balance in fixed income securities. Our current assumed rate of return on plan assets is 7.8%, reflecting an estimated long-term return of 9.3% from equity securities and an estimated 5.8% from fixed income securities. As permitted by U.S. generally accepted accounting principles, plan assets used in determining the expected return component of annual pension expense reflect the difference between the actual and the expected return in any one year over five years. Therefore, it takes five years for the gain or loss from any one year to be fully included in the measurement of plan assets.

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

Weighted-average assumptions for pension and retiree medical expense are the following:

	2005	2004	2003
Pension
Expense discount rate	6.1%	6.1%	6.7%
Expected rate of return on plan assets	7.8%	7.8%	8.2%
Expected rate of salary increases	4.3%	4.4%	4.4%
Retiree medical
Expense discount rate	6.1%	6.1%	6.7%
Current health care cost trend rate	11.0%	12.0%	10.0%

Future Expense

Our 2005 pension expense is estimated to be approximately $310 million and retiree medical expense is estimated to be approximately $135 million. These estimates incorporate the 2005 assumptions, as well as the impact of the increased pension plan assets resulting from our discretionary contributions of $400 million in 2004, and the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) as discussed in Note 7. Changes in our 2005 assumptions include updates to our mortality tables, employee turnover assumptions, and retirement age assumptions. These changes result in an increase in our pension experience loss amortization for 2005 of $45 million. In addition, the increase in amortization for 2005 pension expense reflects the absence of asset gain amortization of approximately $50 million in 2004 in accordance with our methodology discussed above. An analysis of the estimated change in pension and retiree medical expense follows:

	Pension	Retiree Medical
2004 expense	$245	$121
Increase in experience loss amortization	100	21
Impact of funding	(36)	—
Increase in prior service benefit amortization	(3)	(4)
Other, including impact of 2003 Medicare Act	4	(3)

2005 estimated expense	$310	$135

Pension service costs, including the impact of demographic assumption changes on service costs, are reflected in division results, with the impact of changes in discount and asset return rates, gains and losses, and the impact of funding reflected in corporate unallocated. Under this policy, approximately $20 million of the increased pension and retiree medical expense in 2005 will be reflected in corporate unallocated expense.

Based on our current assumptions, which reflect our prior experience and current plan provisions, and assuming we are allowed to make annual discretionary contributions of approximately $400 million, we expect our pension expense to increase by approximately $15 million in 2006. In 2007, our pension expense would begin to decrease, with the expense dropping to approximately $220 million by 2010 as unrecognized asset losses are fully amortized. If our assumptions and our plan provisions for retiree medical remain unchanged and our experience mirrors these assumptions, we expect our annual retiree medical expense beyond 2005 to approximate $140 million.

Sensitivity of Assumptions

A decrease in the discount rate or a decrease in the expected rate of return on assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate on 2005 pension expense is a change of approximately $32 million. The estimated impact on 2005 pension expense of a 25 basis point change in the expected rate of return on assets is a change of approximately $13 million. See Note 7 regarding the sensitivity of our retiree medical cost assumptions.

Future Funding

We make contributions to pension trusts maintained to provide plan benefits for certain pension plans. These contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions, and taxation to the employee only upon receipt of plan benefits. Generally, we do not fund our pension plans when our contributions would not be currently deductible or when the employee would be taxed prior to receipt of benefit.

Our pension contributions for 2004 were $458 million of which $400 million was discretionary. In 2005, we expect contributions to be about the same with approximately $400 million expected to be discretionary and the remainder satisfying minimum requirements. Our cash payments for retiree medical are estimated to be $85 million in 2005. As our retiree medical plans are not subject to regulatory funding requirements, we fund these plans on a pay-as-you-go basis. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2004	2003
Operating profit
Impairment and restructuring charges	$(150)	$(147)
Merger-related costs	—	$(59)
Net income
Impairment and restructuring charges	$(96)	$(100)
Merger-related costs	—	$(42)
Net tax benefits – continuing operations	$266	$109
Tax benefit from discontinued operations	$38	—
Net income per common share – diluted
Impairment and restructuring charges	$(0.06)	$(0.06)
Merger-related costs	—	$(0.02)
Net tax benefits – continuing operations	$0.15	$0.06
Tax benefit from discontinued operations	$0.02	—

For the items and accounting changes affecting our 2002 results, see Note 1 and our 2002 Annual Report.

Impairment and Restructuring Charges and Merger-Related Costs

In the fourth quarter of 2004, we incurred restructuring and impairment charges of $150 million in conjunction with the consolidation of FLNA’s manufacturing network in connection with its ongoing productivity program. Savings from this productivity program have been and are expected to be used to offset increased marketplace spending.

In the fourth quarter of 2003, we incurred a restructuring charge of $147 million in conjunction with the streamlining of our North American divisions and PepsiCo International. Also, during 2003 and in 2002, we incurred costs associated with our merger with The Quaker Oats Company (Quaker).

For additional information, see Note 3.

Net Tax Benefits – Continuing Operations

In the fourth quarter of 2004, we recognized $45 million of tax benefits related to the completion of the IRS audit for pre-merger Quaker open tax years. In the third quarter of 2004, we recognized $221 million of tax benefits related to a reduction in foreign tax accruals following the resolution of certain open tax issues with foreign tax authorities, and a refund claim related to prior U.S. tax settlements.

At the end of 2003, we entered into agreements with the IRS for open tax years through 1997. These agreements resulted in a tax benefit of $109 million. As part of these agreements, we also resolved the treatment of certain other issues related to future tax years.

For additional information, see “ Our Critical Accounting Policies.”

Tax Benefit from Discontinued Operations

In the fourth quarter of 2004, we reached agreement with the IRS for an open issue related to our discontinued restaurant operations which resulted in a tax benefit of $38 million.

Results of Continuing Operations – Consolidated Review

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

Total servings increased 6% in 2004 compared to 2003 as servings for beverages worldwide grew 7% and servings for snacks worldwide grew over 5%. All of our divisions positively contributed to the total servings growth. Total servings increased 5% in 2003 compared to 2002 primarily due to contributions from PI, PBNA and FLNA.

Net Revenue and Operating Profit

				Change
	2004	2003	2002	2004	2003
Division net revenues	$29,261	$26,969	$24,978	8%	8%
Divested businesses	—	2	134

Total net revenue	$29,261	$26,971	$25,112	8%	7%

Division operating profit	$6,098	$5,463	$4,934	12%	11%
Corporate unallocated	(689)	(502)	(438)	38%	14%
Merger-related costs	—	(59)	(224)
Impairment and restructuring charges	(150)	(147)	—
Divested businesses	—	26	23

Total operating profit	$5,259	$4,781	$4,295	10%	11%

Division operating profit margin	20.8%	20.3%	19.8%	0.5	0.5
Total operating profit margin	18.0%	17.7%	17.1%	0.3	0.6

2004

Division net revenue increased 8%, primarily due to strong volume gains across all divisions, favorable product mix, primarily at PBNA and PI, and net favorable foreign currency movements. The volume gains contributed over 4 percentage points, the favorable mix contributed almost 2 percentage points, and the net favorable foreign currency contributed almost 2 percentage points to division net revenue growth.

Total operating profit increased 10% and margin increased 0.3 percentage points. Division operating profit increased 12% and division margin increased 0.5 percentage points. These gains reflect leverage from the revenue growth, partially offset by increased selling, general and administrative expenses, primarily corporate unallocated expenses. In addition, total operating profit growth reflects the absence of merger-related costs in 2004.

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

Total operating profit increased 11% and margin increased 0.6 percentage points. Division operating profit increased 11% and division margin increased 0.5 percentage points. These gains were driven by the strong volume and higher effective net pricing. Cost of sales increased 8%, reflecting increased commodity costs, particularly corn oil and natural gas. Selling, general and administrative expenses increased 6% driven by higher selling costs primarily reflecting the increased volume and increased fuel costs. Unfavorable foreign currency reduced operating profit growth by nearly 1 percentage point. In addition, total operating profit reflects the benefit from lower merger-related costs, offset by the 2003 impairment and restructuring charges of $147 million.

Corporate Unallocated Expenses

Corporate unallocated expenses include the costs of our corporate headquarters, centrally managed initiatives such as our BPT initiative, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates, and certain other items.

In 2004, corporate unallocated expenses increased 38%. Higher employee-related costs contributed 18 percentage points of the increase, an accrual recognized in the fourth quarter for the settlement of a contractual dispute with a former business partner represented 10 percentage points of the increase, and higher costs related to our BPT initiative contributed 4 percentage points of the increase. Corporate departmental expenses increased 2% compared to prior year.

In 2003, corporate unallocated expenses increased 14% primarily reflecting our 2003 investment in our BPT initiative. Higher employee-related costs, including deferred compensation, and corporate departmental costs also contributed to the increase. The increase in the deferred compensation costs is partially offset by the decrease in net interest expense. Corporate departmental expenses increased 3% reflecting staffing and other costs related to our health and wellness initiatives.

Other Consolidated Results

				Change
	2004	2003	2002	2004	2003
Bottling equity income	$380	$323	$280	18%	16%
Interest expense, net	$(93)	$(112)	$(142)	(17)%	(21)%
Annual tax rate	24.7%	28.5%	32.3%
Net income – continuing operations	$4,174	$3,568	$3,000	17%	19%
Net income per common share – continuing operations – diluted	$2.41	$2.05	$1.68	18%	22%

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates as described in “ Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis. Over time, we expect to be selling shares of PBG stock to trim our ownership to the level at the time of PBG’s initial public offering. Our ownership has increased as a result of PBG’s share repurchase program. During 2005, we intend to sell up to 7.5 million shares of PBG stock. The resulting lower ownership percentage will reduce the equity income from PBG that we recognize.

2004

Bottling equity income increased 18%, primarily reflecting increased earnings from our anchor bottlers and favorable comparisons from international bottling investments, primarily as a result of the nationwide strike in Venezuela in early 2003.

Net interest expense declined 17% primarily due to favorable interest rates and higher average cash balances, partially offset by higher average debt balances and lower gains in the market value of investments used to economically hedge a portion of our deferred compensation liability. The offsetting increase in deferred compensation costs is reported in corporate unallocated expenses within selling, general and administrative expenses.

The annual tax rate decreased 3.8 percentage points compared to the prior year, primarily as a result of tax benefits from the resolution of open items with tax authorities in both years, as discussed in “Items Affecting Comparability.” The tax benefits reduced our tax rate by 2.6 percentage points. Increased benefit from concentrate operations and favorable changes arising from agreements with the Internal Revenue Service in the fourth quarter of 2003 also contributed to the decline in rate.

Net income from continuing operations increased 17% and the related net income per common share from continuing operations increased 18%. These increases primarily reflect the solid operating profit growth and our lower annual tax rate. The absence of merger-related costs in 2004 and increased bottling equity income also contributed to the growth.

2003

Bottling equity income increased 16%. This increase primarily reflects a favorable comparison to the impairment charge taken in 2002 on a Latin American bottling investment, and increased earnings from PBG and PAS in 2003.

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

Net income increased 19% and the related net income per common share increased 22%. These increases primarily reflect the solid operating profit growth, our lower annual tax rate and increased bottling equity income. The benefit of lower merger-related costs was largely offset by the impairment and restructuring charges. Net income per common share also reflects the benefit of a reduction in average shares outstanding primarily as a result of share repurchase activity.

Results of Continuing Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Prior year amounts exclude the results of divested businesses. For additional information on these items and our divisions, see Note 1.

	FLNA	PBNA	PI	QFNA	Divested Businesses	Total
Net Revenue, 2004	$9,560	$8,313	$9,862	$1,526	—	$29,261
Net Revenue, 2003	$9,091	$7,733	$8,678	$1,467	$2	$26,971

% Impact of:
Volume	3%	3%	7%	3%	—	4%
Effective net pricing	2	4	2	—	—	2
Foreign exchange	—	—	4	1	—	2
Acquisition/divestitures	—	—	1	—	—	—
% Change	5%	7%	14%	4%	N/A	8%

	FLNA	PBNA	PI	QFNA	Divested Businesses	Total
Net Revenue, 2003	$9,091	$7,733	$8,678	$1,467	$2	$26,971
Net Revenue, 2002	$8,565	$7,200	$7,749	$1,464	$134	$25,112

% Impact of:
Volume	4%	3%	7%	—	—	4%
Effective net pricing	2	4	2	—	—	2
Foreign exchange	1	1	1	1	—	1
Acquisition/divestitures	—	—	2	—	—	—
% Change	6%	7%	12%	—	N/A	7%

Frito-Lay North America

				% Change
	2004	2003	2002	2004	2003
Net revenue	$9,560	$9,091	$8,565	5	6
Operating profit	$2,389	$2,242	$2,081	7	8

2004

Net revenue grew 5% reflecting volume growth of 3% and positive effective net pricing due to salty snack pricing actions and favorable mix. Pound volume grew primarily due to new products, single-digit growth in Lay’s Classic potato chips, strong double-digit growth in Variety Pack, and mid single-digit growth in Tostitos and Fried Cheetos. Lay’s Stax and Doritos Rollitos led the new product growth. These gains were partially offset by single-digit declines in Doritos and Fritos, and double-digit declines in Rold Gold and Quaker Toastables.

Operating profit grew nearly 7% reflecting the positive pricing actions and volume growth. Higher commodity costs, driven by corn oil and energy costs were largely offset by cost leverage generated from ongoing productivity initiatives.

On September 1, 2004, we introduced our new “Smart Spot” program which helps consumers identify products in our portfolio that can contribute to a healthier lifestyle. Products qualifying for our new Smart Spot program represented approximately 10% of 2004 FLNA net revenue. These products experienced high single-digit revenue growth and the balance of the portfolio had mid single-digit revenue growth. See our website at www.smartspot.com for additional information on our new Smart Spot program.

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

Operating profit growth of 8% reflects the volume growth and positive effective net pricing. These gains were partially offset by increased commodity costs, particularly corn oil and natural gas. Increased commodity costs reduced operating profit growth by 3 percentage points, more than offsetting the cost leverage generated from productivity initiatives.

Pe psiCo Beverages North America

				% Change
	2004	2003	2002	2004	2003
Net revenue	$8,313	$7,733	$7,200	7	7
Operating profit	$1,911	$1,690	$1,485	13	14

2004

Net revenue increased 7% and volume increased 3%. The volume increase reflects non-carbonated beverage growth of 10% and a slight increase in carbonated soft drinks (CSDs). The non-carbonated beverage growth was fueled by double-digit growth in Gatorade, Aquafina and Propel, as well as the introduction of bottler-distributed Tropicana juice drinks. Tropicana Pure Premium increased slightly for the year. The carbonated soft drink performance reflects a low single-digit increase in Trademark Mountain Dew and a slight increase in Trademark Sierra Mist, offset by a slight decline in Trademark Pepsi. Across the trademarks, high single-digit diet CSD growth was substantially offset by a low single-digit decline in regular CSDs. The increase in Trademark Mountain Dew reflects growth in both Diet and regular Mountain Dew and the limited time only offering of Mountain Dew Pitch Black, substantially offset by declines in both Mountain Dew Code Red and LiveWire. The performance of Trademark Pepsi reflects declines in regular Pepsi, Pepsi Twist and Pepsi Blue, mostly offset by increases in Diet Pepsi and the introduction of Pepsi Edge. Favorable product mix contributed 3 percentage points to net revenue growth, primarily reflecting a migration to non-carbonated beverages. Additionally, concentrate and fountain price increases taken in the first quarter contributed 1 percentage point to net revenue growth.

Operating profit increased 13% reflecting the net revenue growth, partially offset by higher selling, general and administrative costs, as well as costs related to marketplace initiatives.

Products qualifying for our new Smart Spot program represented over 60% of net revenue. These products experienced high single-digit revenue growth, and the balance of the portfolio had mid single-digit revenue growth.

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

Operating profit increased 14 percentage points reflecting the higher effective net pricing, volume gains and purchasing efficiencies. These gains were partially offset by increased advertising and marketing expenses. The higher effective net pricing contributed 9 percentage points to the operating profit growth with product mix contributing 7 percentage points.

PepsiCo International

				% Change
	2004	2003	2002	2004	2003
Net revenue	$9,862	$8,678	$7,749	14	12
Operating profit	$1,323	$1,061	$910	25	17

2004

International snacks volume grew 8%, comprised of 7% in our Latin America region, 8% in our Europe, Middle East & Africa region and 14% in our Asia Pacific region. These gains were driven by high single-digit growth at Sabritas in Mexico, strong double-digit growth in India, low single-digit growth at Gamesa in Mexico coupled with double-digit growth in Egypt, Venezuela, Turkey and Brazil.

Beverage volume grew 12%, comprised of 14% in our Europe, Middle East & Africa region, 15% in our Asia Pacific region and 8% in our Latin America region. Broad-based increases were led by double-digit growth in the Middle East and China, high single-digit growth in Mexico and double-digit growth in India, Germany, Russia and Venezuela. Favorable comparisons as a result of the 2003 national strike in Venezuela and the German deposit law impact contributed to the growth in Venezuela and Germany. Both carbonated soft drinks and non-carbonated beverages grew at double-digit rates.

Net revenue grew 14% driven by the broad-based volume growth and favorable mix. Foreign currency impact contributed 4 percentage points of growth driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso. Acquisitions contributed less than 1 percentage point.

Operating profit grew 25% driven largely by the volume and favorable mix. The favorable comparison of certain reserve actions taken in 2003 on potentially unrecoverable beverage assets contributed 2 percentage points of growth. Foreign currency impact contributed almost 3 percentage points of growth driven by the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

2003

International snacks volume grew 6%, comprised of 3% in our Latin America region, 10% in our Europe, Middle East and Africa region and 16% in our Asia Pacific region. These gains were driven by double-digit growth from Walkers in the United Kingdom, India, Turkey and Russia, and low single-digit growth at Sabritas in Mexico. Mid single-digit sweet growth was led by Gamesa in Mexico.

Beverage volume grew 8%, comprised of 8% in our Latin America region, 6% in our Europe, Middle East and Africa region and 11% in our Asia Pacific region. Broad-based increases were led by double-digit growth in the Middle East, China, Brazil, India, Russia and Thailand and mid single-digit growth in Mexico. Volume gains in India driven by competitive pricing actions were offset by double-digit declines in Germany due to the new one-way bottle deposit requirement imposed by the government.

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

Operating profit grew 17% largely due to the drivers of net revenue growth. Acquisitions contributed 2 percentage points of growth. Unfavorable foreign currency reduced operating profit by 6 percentage points due to the impact of the peso on our Mexican snack businesses. In addition, operating profits were reduced by 2 percentage points due to reserve actions taken on potentially unrecoverable beverage assets.

Quaker Foods North America

				% Change
	2004	2003	2002	2004	2003
Net revenue	$1,526	$1,467	$1,464	4	—
Operating profit	$475	$470	$458	1	3

2004

Net revenue increased 4% and volume increased 3%. The volume increase reflects high single-digit growth in Oatmeal and double-digit growth in Life cereal, partially offset by a mid single-digit decline in Cap’n Crunch cereal. The Life cereal growth was led by the introduction of Honey Graham Life. Favorable product mix, reflecting growth in higher revenue per pound brands, was offset by promotional spending behind new products. Favorable Canadian exchange rates contributed 1 percentage point to net revenue growth.

Operating profit increased 1% reflecting the net revenue growth, substantially offset by an unfavorable cost of sales comparison and higher advertising and marketing costs. Products qualifying for our new Smart Spot program represented approximately half of net revenue and had high single-digit revenue growth. The balance of the portfolio was flat.

2003

Net revenue and volume were flat compared to prior year as the national launch of Breakfast Squares and Canadian Oatmeal to Go growth were offset by declines in Rice and Pasta Roni side dishes and in our hot cereal business. A favorable Canadian exchange rate, which contributed 1 percentage point to net revenue growth, and ready-to-eat cereal price increases, were offset by unfavorable product mix and increased promotional spending related to the Breakfast Squares launch.

Operating profit grew 3% compared to prior year. Lower advertising and marketing spending contributed over 4 percentage points to operating profit growth, while favorable cost of sales contributed almost 5 percentage points. These gains were partially offset by an unfavorable product mix, which reduced operating profit growth by 7 percentage points. The unfavorable product mix reflects declines in higher margin products.

Our Liquidity, Capital Resources and Financial Position

Our strong cash-generating capability and financial condition give us ready access to capital markets throughout the world. Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. In addition, we have revolving credit facilities that are further discussed in Note 9. Our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the third quarter due to seasonal and holiday-related sales patterns, and generally lowest in the first quarter.

a) Operating activities     b) Short-term borrowings     c) Stock option exercises     d) Share repurchases     e) Capital spending     f) Dividends g) Short-term investments     h) Divestitures     i) Acquisitions     k) Long-term debt     m) Other, net

Operating Activities

In 2004, our operations provided $5.1 billion of cash, primarily reflecting our solid business results, partially offset by net tax payments of $1.8 billion and pension plan contributions of $458 million of which $400 million was discretionary. In 2003, our operations provided $4.3 billion of cash reflecting our solid business results, partially offset by net tax payments of $1.5 billion and pension plan contributions of $535 million of which $500 million was discretionary. The year-over-year increase in cash flows from operations is primarily attributable to our solid business results and effective working capital management, partially offset by the higher tax payments in 2004.

Investing Activities

In 2004, we used $2.3 billion for investing, primarily reflecting capital spending of $1.4 billion and short-term investments of almost $1.0 billion. In 2003, we used $2.3 billion for investing, primarily reflecting capital spending of $1.3 billion and short-term investments of nearly $1.0 billion.

We expect capital spending to continue at a rate of approximately 5% of net revenue in 2005. In December 2004, we announced that we would acquire General Mills, Inc.’s 40.5% ownership interest in Snack Ventures Europe (SVE) for $750 million. We expect the transaction to be completed in early 2005. This transaction will be funded with existing international cash. In addition, in 2005, we will generate cash from the expected sale of up to 7.5 million shares of PBG stock.

Financing Activities

In 2004, we used $2.3 billion for financing, primarily reflecting share repurchases at a cost of $3.0 billion and dividend payments of $1.3 billion, partially offset by net issuances of short-term borrowings of $1.1 billion and proceeds from exercises of stock options of nearly $1.0 billion. This compares to $2.9 billion used for financing in 2003, primarily reflecting share repurchases at a cost of $1.9 billion and dividend payments of $1.1 billion.

In the second quarter of 2004, our Board of Directors authorized a new $7.0 billion share repurchase program. Since inception of the new program, we have repurchased $2.1 billion of shares, leaving $4.9 billion of remaining authorization. We target an annual dividend payout of approximately 45% of prior year’s net income from continuing operations. Each spring we review our capital structure with our Board, including our dividend policy and share repurchase activity.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value, and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. The table below reconciles the net cash provided by operating activities as reflected in our Consolidated Statement of Cash Flows to our management operating cash flow.

	2004	2003	2002
Net cash provided by operating activities	$5,054	$4,328	$4,627
Capital spending	(1,387)	(1,345)	(1,437)
Sales of property, plant and equipment	38	49	89

Management operating cash flow	$3,705	$3,032	$3,279

Management operating cash flow was used primarily to repurchase shares and pay dividends. We expect management operating cash flow in 2005 to exceed $4.1 billion reflecting our underlying business growth. We expect to continue to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases, and expect our share repurchases to range from $2.5 billion to $3.0 billion in 2005. However, see “ Our Business Risks” for certain factors that may impact our operating cash flows.

Credit Ratings

Our debt ratings of Aa3 from Moody’s and A+ from Standard & Poor’s contribute to our ability to access global capital markets. We have maintained strong investment grade ratings for over a decade. Moody’s rating reflects an upgrade from A1 to Aa3 in 2004 due to the strength of our balance sheet and cash flows. Each rating is considered strong investment grade and is in the first quartile of their respective ranking systems. These ratings also reflect the impact of our anchor bottlers’ cash flows and debt.

As discussed in Note 5, we are evaluating our options with respect to repatriating undistributed international earnings under the AJCA. If we decide to repatriate funds in excess of available international cash, we would be required to borrow funds. We would not expect this activity to adversely impact our credit ratings.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 for a description of our credit facilities and long-term contractual commitments.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. As of year-end 2004, we believe it is remote that these guarantees would require any cash payment. See Note 9 for a description of our off-balance sheet arrangements.

Financial Position

Significant changes in our consolidated balance sheet from December 27, 2003 to December 25, 2004 not discussed above were as follows:

•	Investments in noncontrolled affiliates increased $364 million primarily due to higher equity income, partially offset by dividends received.

•	Income taxes payable decreased $512 million primarily reflecting net tax payments of $1.8 billion, partially offset by our current provision. The payments include $760 million paid in the second quarter as a result of our 2003 settlement with the IRS.

Future Outlook

Our long-term financial targets are mid single-digit volume and net revenue growth, and low double-digit EPS growth. The results of any one year may differ from our long-term targets. Our 2005 results will include the results of a 53rd week.

OUR FINANCIAL RESULTS

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002

(in millions except per share amounts)	2004		2003	2002
Net Revenue	$29,261		$26,971	$25,112
Cost of sales	13,406		12,379	11,497
Selling, general and administrative expenses	10,299		9,460	8,958
Amortization of intangible assets	147		145	138
Impairment and restructuring charges	150		147	—
Merger-related costs	—		59	224

Operating Profit	5,259		4,781	4,295
Bottling equity income	380		323	280
Interest expense	(167)		(163)	(178)
Interest income	74		51	36

Income from Continuing Operations before Income Taxes	5,546		4,992	4,433
Provision for Income Taxes	1,372		1,424	1,433

Income from Continuing Operations	4,174		3,568	3,000
Tax Benefit from Discontinued Operations	38		—	—

Net Income	$4,212		$3,568	$3,000

Net Income per Common Share – Basic
Continuing operations	$2.45		$2.07	$1.69
Discontinued operations	0.02		—	—

Total	$2.47		$2.07	$1.69

Net Income per Common Share – Diluted
Continuing operations	$2.41		$2.05	$1.68
Discontinued operations	0.02		—	—

Total	$2.44	*	$2.05	$1.68

*	Based on unrounded amounts.

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002

(in millions)	2004	2003	2002
Operating Activities
Net income	$4,212	$3,568	$3,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,264	1,221	1,112
Stock-based compensation expense	368	407	435
Merger-related costs	—	59	224
Impairment and restructuring charges	150	147	—
Cash payments for merger-related costs and restructuring charges	(92)	(109)	(123)
Tax benefit from discontinued operations	(38)	—	—
Pension plan contributions	(458)	(535)	(820)
Bottling equity income, net of dividends	(297)	(276)	(222)
Deferred income taxes	17	(323)	174
Other non-cash charges and credits, net	341	415	263
Changes in operating working capital, excluding effects of acquisitions and dispositions
Accounts and notes receivable	(130)	(220)	(260)
Inventories	(100)	(49)	(53)
Prepaid expenses and other current assets	(31)	23	(78)
Accounts payable and other current liabilities	216	(11)	426
Income taxes payable	(268)	182	270

Net change in operating working capital	(313)	(75)	305
Other	(100)	(171)	279

Net Cash Provided by Operating Activities	5,054	4,328	4,627

Investing Activities
Capital spending	(1,387)	(1,345)	(1,437)
Sales of property, plant and equipment	38	49	89
Acquisitions and investments in noncontrolled affiliates	(64)	(71)	(351)
Divestitures	52	46	376
Short-term investments, by original maturity
More than three months – purchases	(44)	(38)	(62)
More than three months – maturities	38	28	122
Three months or less, net	(963)	(940)	697
Snack Ventures Europe consolidation	—	—	39

Net Cash Used for Investing Activities	(2,330)	(2,271)	(527)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002

(in millions)	2004	2003	2002
Financing Activities
Proceeds from issuances of long-term debt	504	52	11
Payments of long-term debt	(512)	(641)	(353)
Short-term borrowings, by original maturity
More than three months – proceeds	153	88	707
More than three months – payments	(160)	(115)	(809)
Three months or less, net	1,119	40	40
Cash dividends paid	(1,329)	(1,070)	(1,041)
Share repurchases – common	(3,028)	(1,929)	(2,158)
Share repurchases – preferred	(27)	(16)	(32)
Proceeds from exercises of stock options	965	689	456

Net Cash Used for Financing Activities	(2,315)	(2,902)	(3,179)

Effect of exchange rate changes on cash and cash equivalents	51	27	34

Net Increase/(Decrease) in Cash and Cash Equivalents	460	(818)	955
Cash and Cash Equivalents, Beginning of Year	820	1,638	683

Cash and Cash Equivalents, End of Year	$1,280	$820	$1,638

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 25, 2004 and December 27, 2003

(in millions except per share amounts)	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$1,280	$820
Short-term investments	2,165	1,181

	3,445	2,001
Accounts and notes receivable, net	2,999	2,830
Inventories	1,541	1,412
Prepaid expenses and other current assets	654	687

Total Current Assets	8,639	6,930
Property, Plant and Equipment, net	8,149	7,828
Amortizable Intangible Assets, net	598	718
Goodwill	3,909	3,796
Other nonamortizable intangible assets	933	869

Nonamortizable Intangible Assets	4,842	4,665
Investments in Noncontrolled Affiliates	3,284	2,920
Other Assets	2,475	2,266

Total Assets	$27,987	$25,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term obligations	$1,054	$591
Accounts payable and other current liabilities	5,599	5,213
Income taxes payable	99	611

Total Current Liabilities	6,752	6,415
Long-Term Debt Obligations	2,397	1,702
Other Liabilities	4,099	4,075
Deferred Income Taxes	1,216	1,261

Total Liabilities	14,464	13,453

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(90)	(63)
Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (issued 1,782 shares)	30	30
Capital in excess of par value	618	548
Retained earnings	18,730	15,961
Accumulated other comprehensive loss	(886)	(1,267)

	18,492	15,272
Less: repurchased common stock, at cost (103 and 77 shares, respectively)	(4,920)	(3,376)

Total Common Shareholders’ Equity	13,572	11,896

Total Liabilities and Shareholders’ Equity	$27,987	$25,327

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Shareholders’ Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002

(in millions)	2004			2003		2002
	Shares	Amount		Shares	Amount	Shares	Amount
Common Stock	1,782	$30		1,782	$30	1,782	$30

Capital in Excess of Par Value
Balance, beginning of year		548			207		115
Stock-based compensation expense		368			407		435
Stock option exercises (a)		(298)			(66)		(339)
Other		—			—		(4)

Balance, end of year		618			548		207

Retained Earnings
Balance, beginning of year		15,961			13,489		11,535
Net income (b)		4,212			3,568		3,000
Cash dividends declared – common		(1,438)			(1,082)		(1,042)
Cash dividends declared – preferred Cash dividends declared – RSUs		(3 (2	) )		(3 —)		(4 —)
Other		—			(11)		—

Balance, end of year		18,730			15,961		13,489

Accumulated Other Comprehensive Loss
Balance, beginning of year		(1,267)			(1,672)		(1,646)
Currency translation adjustment (b)		401			410		56
Cash flow hedges, net of tax (b)		(7)			(12)		18
Minimum pension liability adjustment, net of tax (b)		(19)			7		(99)
Other (b)		6			—		(1)

Balance, end of year		(886)			(1,267)		(1,672)

Repurchased Common Stock
Balance, beginning of year	(77)	(3,376)		(60)	(2,524)	(26)	(1,268)
Share repurchases	(58)	(2,994)		(43)	(1,946)	(53)	(2,192)
Stock option exercises	32	1,434		26	1,096	19	931
Other	—	16		—	(2)	—	5

Balance, end of year	(103)	(4,920)		(77)	(3,376)	(60)	(2,524)

Total Common Shareholders’ Equity		$13,572			$11,896		$9,530

(a)	Includes total tax benefit of $183 million in 2004, $340 million in 2003 and $136 million in 2002.

(b)	Combined, these amounts represent total comprehensive income of $4,593 million in 2004, $3,973 million in 2003 and $2,974 million in 2002.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our economic ownership interest. We do not control these other affiliates, as our ownership in these other affiliates is generally less than 50%. Our share of the net income of noncontrolled bottling affiliates is reported in our income statement as bottling equity income. See Note 8 for additional information on our noncontrolled bottling affiliates. Our share of other noncontrolled affiliates is included in division operating profit. Intercompany balances and transactions are eliminated.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Impairment and restructuring charges and merger-related costs (described in Note 3) and net tax benefits from continuing and discontinued operations (described in Note 5) affect the comparability of our consolidated results. See “ Our Divisions” below and for additional unaudited information on these items, see “ Items Affecting Comparability” in Management’s Discussion and Analysis.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2004 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods through our North American and international business divisions. Our North American divisions include the United States and Canada. The accounting policies for the divisions are the same as those described in Note 2, except for certain allocation methodologies for stock-based compensation expense and pension and retiree medical expense as described in the unaudited information in “Our Critical Accounting Policies.”

Division results are based on how our Chairman and Chief Executive Officer manages our divisions. Division results exclude significant restructuring and impairment charges, merger-related costs and divested businesses. For additional unaudited information on our divisions, see “ Our Operations” in Management’s Discussion and Analysis.

	2004	2003	2002	2004	2003	2002
	Net Revenue			Operating Profit
FLNA	$9,560	$9,091	$8,565	$2,389	$2,242	$2,081
PBNA	8,313	7,733	7,200	1,911	1,690	1,485
PI	9,862	8,678	7,749	1,323	1,061	910
QFNA	1,526	1,467	1,464	475	470	458

Total division	29,261	26,969	24,978	6,098	5,463	4,934
Divested businesses	—	2	134	—	26	23
Corporate	—	—	—	(689)	(502)	(438)

	29,261	26,971	25,112	5,409	4,987	4,519

Impairment and restructuring charges	—	—	—	(150)	(147)	—
Merger-related costs	—	—	—	—	(59)	(224)

Total	$29,261	$26,971	$25,112	$5,259	$4,781	$4,295

Divested Businesses

During 2003, we sold our Quaker Foods North America Mission pasta business. During 2002, we sold our Quaker Foods North America bagged cereal business and our PepsiCo International food businesses in Colombia and Venezuela. The results of these businesses are reported as divested businesses.

Corporate

Corporate includes costs of our corporate headquarters, centrally managed initiatives, such as our BPT initiative, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates and certain other items.

Impairment and Restructuring Charges and Merger-Related Costs – See Note 3.

Other Division Information

	2004	2003	2002	2004	2003	2002
	Total Assets			Capital Spending
FLNA	$5,476	$5,332	$5,099	$469	$426	$523
PBNA	6,048	5,856	5,691	265	332	367
PI	8,921	8,109	7,275	537	521	473
QFNA	978	995	1,001	33	32	50

Total division	21,423	20,292	19,066	1,304	1,311	1,413
Corporate (a)	3,569	2,384	2,072	83	34	24
Investments in bottling affiliates	2,995	2,651	2,336	—	—	—

	$27,987	$25,327	$23,474	$1,387	$1,345	$1,437

	2004	2003	2002	2004	2003	2002
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$3	$3	$3	$420	$416	$399
PBNA	75	75	70	258	245	206
PI	68	66	64	382	350	300
QFNA	1	1	1	36	36	37

Total division	147	145	138	1,096	1,047	942
Divested businesses	—	—	—	—	—	3
Corporate	—	—	—	21	29	29

	$147	$145	$138	$1,117	$1,076	$974

	2004	2003	2002	2004	2003	2002
	Net Revenue(b)			Long-Lived Assets(c)
U.S.	$18,329	$17,377	$16,588	$10,212	$9,907	$9,767
Mexico	2,724	2,642	2,686	878	869	764
United Kingdom	1,692	1,510	1,106	1,896	1,724	1,529
Canada	1,309	1,147	967	548	508	410
All other countries	5,207	4,295	3,765	3,339	3,123	2,750

	$29,261	$26,971	$25,112	$16,873	$16,131	$15,220

(a)	Corporate assets consist principally of cash, cash equivalents and short-term investments, primarily held outside the U.S., and property, plant and equipment.

(b)	Represents net revenue from businesses operating in these countries.

(c)	Long-lived assets represent net property, plant and equipment, nonamortizable and net amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers in accordance with written sales terms that do not allow for a right of return. However, our policy for direct-store-delivery (DSD) and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for warehouse distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis. We are exposed to concentration of credit risk by our customers, Wal-Mart and PBG. Wal-Mart represents approximately 11% of our net revenue and PBG represents approximately 10%. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives through various programs to our customers and consumers. Sales incentives are accounted for as a reduction of revenue and totaled $6.6 billion in 2004, $6.0 billion in 2003 and $5.5 billion in 2002. Most of these incentive arrangements have terms of no more than one year. However, we have arrangements, such as fountain pouring rights, which may extend up to 15 years. Costs incurred to obtain these arrangements are expensed over the contract period and the remaining balance of $337 million at December 25, 2004 and $359 million at December 27, 2003 is included in other assets in our Consolidated Balance Sheet. For additional unaudited information on our sales incentives, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Other marketplace spending includes the costs of advertising and other marketing activities and is reported as selling, general and administrative expenses. Advertising expenses were $1.7 billion in 2004, $1.6 billion in 2003 and $1.5 billion in 2002. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,

•	promotional materials in inventory, and

•	production costs of future media advertising.

Deferred advertising costs of $137 million at year-end 2004 and 2003 are classified as prepaid expenses in the Consolidated Balance Sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses for DSD distribution systems. For our other distribution systems, these costs are reported in cost of sales. Shipping and handling expenses classified as selling, general and administrative expenses were $3.3 billion in 2004, $3.0 billion in 2003 and $2.8 billion in 2002.

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

Other Significant Accounting Policies

Our other significant accounting policies are disclosed as follows:

•	Property, Plant and Equipment and Intangible Assets – Note 4 and, for additional unaudited information on brands and goodwill, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Income Taxes – Note 5 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Stock-Based Compensation Expense – Note 6 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Pension, Retiree Medical and Savings Plans – Note 7 and, for additional unaudited information, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Risk Management – Note 10 and, for additional unaudited information, see “ Our Business Risks” in Management’s Discussion and Analysis.

Note 3 — Impairment and Restructuring Charges and Merger-Related Costs

Impairment and Restructuring Charges

In the fourth quarter of 2004, we incurred a charge of $150 million ($96 million after-tax or $0.06 per share) in conjunction with the consolidation of FLNA’s manufacturing network as part of its ongoing productivity program. Of this charge, $93 million relates to asset impairment, primarily reflecting the closure of four U.S. plants. Production from these plants has been redeployed to other FLNA facilities in the U.S. The remaining $57 million includes employee-related costs of $29 million, contract termination costs of $8 million and other exit costs of $20 million. Employee-related costs primarily reflect the termination costs for approximately 700 employees. As of December 25, 2004, substantially all terminations have occurred. Through December 25, 2004, we have paid $27 million, incurred non-cash charges of $8 million, leaving a remaining accrual of $22 million. This accrual is included in other current liabilities and payments are expected through mid-year 2006.

In the fourth quarter of 2003, we incurred a charge of $147 million ($100 million after-tax or $0.06 per share) in conjunction with actions taken to streamline our North American divisions and PepsiCo International. These actions were taken to increase focus and eliminate redundancies at PBNA and PI, and to improve the efficiency of the supply chain at FLNA. Of this charge, $81 million related to asset impairment, reflecting $57 million for the closure of a snack plant in Kentucky, the retirement of snack manufacturing lines in Maryland and Arkansas and $24 million for the closure of a PBNA office building in Florida. The remaining $66 million included employee-related costs of $54 million and facility and other exit costs of $12 million. Employee-related costs primarily reflect the termination costs for approximately 850 sales, distribution, manufacturing, research and marketing employees. As of December 25, 2004, all terminations have occurred and substantially no accrual remains.

Merger-Related Costs

In connection with the Quaker merger in 2001, we recognized merger-related costs of $59 million ($42 million after-tax or $0.02 per share) and $224 million ($190 million after-tax or $0.11 per share) in 2003 and 2002, respectively. At December 25, 2004, we had related accruals of $34 million (primarily employee-related) which are included within other current liabilities in the Consolidated Balance Sheet.

Note 4 — Property, Plant and Equipment and Intangible Assets

	Useful Life	2004	2003	2002
Property, plant and equipment, net
Land and improvements	10 –30 yrs.	$646	$591
Buildings and improvements	20 – 44	3,605	3,415
Machinery and equipment, including fleet	5 – 15	10,950	10,170
Construction in progress		729	579

		15,930	14,755
Accumulated depreciation		(7,781)	(6,927)

		$8,149	$7,828

Depreciation expense		$1,062	$1,020	$929

Amortizable intangible assets, net
Brands	5 – 40	$1,008	$985
Other identifiable intangibles	3 – 15	225	212

		1,233	1,197
Accumulated amortization		(635)	(479)

		$598	$718

Amortization expense		$147	$145	$138

Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on 2004 foreign exchange rates, is expected to be $141 million in 2005, $140 million in 2006, $24 million in 2007, $23 million in 2008 and $22 million in 2009.

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

Nonamortizable Intangible Assets

Perpetual brands and goodwill are assessed for impairment at least annually to ensure that discounted future cash flows continue to exceed the related book value. A perpetual brand is impaired if its book value exceeds its fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a division or business within a division. If the fair value of an evaluated asset is less than its book value, the asset is written down based on its discounted future cash flows to fair value. No impairment charges resulted from the required impairment evaluations. The change in the book value of nonamortizable intangible assets during 2004 is as follows:

	Balance, Beginning of Year	Acquisitions	Translation and Other	Balance, End of Year
Frito-Lay North America
Goodwill	$130	$—	$8	$138

PepsiCo Beverages North America
Goodwill	2,157	—	4	2,161
Brands	59	—	—	59

	2,216	—	4	2,220

PepsiCo International
Goodwill	1,334	29	72	1,435
Brands	808	—	61	869

	2,142	29	133	2,304

Quaker Foods North America
Goodwill	175	—	—	175

Corporate
Pension intangible	2	—	3	5

Total goodwill	3,796	29	84	3,909
Total brands	867	—	61	928
Total pension intangible	2	—	3	5

	$4,665	$29	$148	$4,842

Note 5 — Income Taxes

	2004	2003	2002
Income before income taxes – continuing operations
U.S.	$2,946	$3,267	$3,178
Foreign	2,600	1,725	1,255

	$5,546	$4,992	$4,433

Provision for income taxes – continuing operations
Current: U.S. Federal	$1,030	$1,326	$948
Foreign	256	341	256
State	69	80	55

	1,355	1,747	1,259

Deferred: U.S. Federal	11	(274)	146
Foreign	5	(47)	11
State	1	(2)	17

	17	(323)	174

	$1,372	$1,424	$1,433

Tax rate reconciliation – continuing operations
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	0.8	1.0	1.0
Lower taxes on foreign results	(5.4)	(5.5)	(3.5)
Settlement of prior years audit	(4.8)	(2.2)	—
Merger-related costs and impairment and restructuring charges	—	0.1	1.0
Other, net	(0.9)	0.1	(1.2)

Annual tax rate	24.7%	28.5%	32.3%

Deferred tax liabilities
Investments in noncontrolled affiliates	$850	$792
Property, plant and equipment	857	806
Pension benefits	669	563
Intangible assets other than nondeductible goodwill	153	146
Safe harbor leases	13	33
Zero coupon notes	46	53
Other	144	199

Gross deferred tax liabilities	2,732	2,592

Deferred tax assets
Net carryforwards	666	535
Stock-based compensation	402	332
Retiree medical benefits	402	343
Other employee-related benefits	379	384
Various current and noncurrent liabilities	460	482

Gross deferred tax assets	2,309	2,076
Valuation allowances	(564)	(438)

Deferred tax assets, net	1,745	1,638

Net deferred tax liabilities	$987	$954

	2004	2003	2002
Deferred taxes included within:
Prepaid expenses and other current assets	$229	$307
Deferred income taxes	$1,216	$1,261
Analysis of valuation allowances
Balance, beginning of year	$438	$487	$511
Provision/(benefit)	118	(52)	(22)
Other additions/(deductions)	8	3	(2)

Balance, end of year	$564	$438	$487

For additional unaudited information on our income tax policies, including our reserves for income taxes, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Carryforwards, Credits and Allowances

Operating loss carryforwards totaling $4.3 billion at year-end 2004 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.1 billion in 2005, $3.1 billion between 2006 and 2024 and $1.1 billion may be carried forward indefinitely. In addition, certain tax credits generated in prior periods of approximately $49.3 million are available to reduce certain foreign tax liabilities through 2011. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

Tax Benefit from Discontinued Operations

In the fourth quarter of 2004, we reached agreement with the taxing authorities for an open issue related to our discontinued restaurant operations which resulted in a tax benefit of $38 million or $0.02 per share.

Undistributed International Earnings

At December 25, 2004, we had approximately $11.9 billion of undistributed international earnings. We have not recognized any U.S. tax expense on these earnings, since we intend to reinvest the earnings outside the U.S. for the foreseeable future, subject to the opportunity afforded us as a result of the American Jobs Creation Act of 2004 (AJCA), which was signed by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the AJCA. Therefore, we have not decided on whether, or to what extent, we might repatriate undistributed foreign earnings to the U.S. Until further guidance is available from the Treasury Department, or possibly from Congress, it is difficult to fully quantify the impact of the AJCA if we were to take advantage of that legislation. Based on our analysis to date, however, the maximum amount that we can repatriate under the AJCA is $7.5 billion, which would result in a tax liability of approximately $475 million based on our expectation of how the AJCA will be interpreted. We expect to finalize our assessment of the opportunity presented by the AJCA as soon as further guidance is available, which could be as early as the first or second quarter of 2005.

Note 6 — Stock-Based Compensation

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Employees at all levels participate in our stock-based compensation program. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our Board. Stock options and restricted stock units (RSUs) are granted to employees under the 2003 Long-Term Incentive Plan (LTIP), our only active stock-based plan. At year-end 2004, 62 million shares were available for future executive and SharePower grants. For additional unaudited information on our stock-based compensation program, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

SharePower Grants

SharePower options are awarded under our 2003 LTIP to all eligible employees, based on job level or classification, and in the case of international employees, tenure as well. Options become exercisable after three years and have a 10-year term. In 2004, SharePower grants represented approximately 38% of our annual employee option grants.

Executive Grants

All senior management and certain middle management are eligible for LTIP grants. All stock option grants have an exercise price equal to the fair market value of our common stock on the day of grant and generally have a 10-year term with vesting after three years. There have been no reductions to the exercise price of previously issued awards, and any repricing of awards would require approval of our shareholders.

Beginning in 2004, executives who are awarded long-term incentives based on their performance are offered the choice of stock options or RSUs. RSUs also generally vest after three years of service and each restricted stock unit can be settled in a share of our stock after the vesting period. Senior officers do not have a choice and are granted 50% stock options and 50% RSUs. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets. In 2004, we granted three million RSUs with a weighted-average fair value of $47.28.

Method of Accounting and Our Assumptions

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Two of our anchor bottlers, PBG and PAS, will be adopting SFAS 123R in 2005. They are currently evaluating the impact of SFAS 123R on their respective financial statements, which will impact our bottling equity income. Our weighted-average Black-Scholes fair value assumptions include:

	2004	2003	2002
Expected life	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	3.3%	3.1%	4.4%
Expected volatility	26%	27%	27%
Expected dividend yield	1.8%	1.15%	1.14%

Our Stock Option Activity(a)

	2004		2003		2002
	Options	Average Price(b)	Options	Average Price(b)	Options	Average Price(b)
Outstanding at beginning of year	198,173	$38.12	190,432	$36.45	176,922	$32.35
Granted	14,137	47.47	41,630	39.89	37,376	48.75
Exercised	(31,614)	30.57	(25,833)	26.74	(19,558)	23.32
Forfeited/expired	(6,435)	43.82	(8,056)	43.56	(4,308)	39.01

Outstanding at end of year	174,261	40.05	198,173	38.12	190,432	36.45

Exercisable at end of year	94,643	$36.41	97,663	$32.56	82,620	$30.14

Weighted average fair value of options granted		$12.04		$11.21		$15.20

Stock options outstanding and exercisable at December 25, 2004(a)

	Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Average Life(c)		Average Price(b)	Options	Average Price(b)
$14.40 to $21.54	4,209	1.75	yrs.	$20.69	4,209	$20.69
$23.00 to $33.75	24,291	3.49		29.97	24,129	29.98
$34.00 to $43.50	98,348	6.17		39.34	59,580	38.97
$43.75 to $54.25	47,413	7.76		48.56	6,725	47.44

	174,261	6.04		40.05	94,643	36.41

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining in years.

Note 7 – Pension, Retiree Medical and Savings Plans

Our pension plans cover full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts, which vary based upon years of service, with retirees contributing the remainder up to the total cost. We use a September 30 measurement date and all plan assets and liabilities are reported as of that date. The cost or benefit of plan changes which increase or decrease benefits for prior employee service (prior service cost) is included in expense on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The Medicare Act was signed into law in December 2003 and we applied the provisions of the Medicare Act to our plans in 2004. The Medicare Act provides a subsidy for sponsors of retiree medical plans who offer drug benefits equivalent to those provided under Medicare. Our 2004 retiree medical costs were $7 million lower as a result of the Medicare Act and our 2004 liability was reduced by $80 million. We expect our 2005 retiree medical costs to be approximately $10 million lower as a result of the Medicare Act. Further guidance on the Medicare Act is pending which could impact our previously recognized amounts.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

	2004	2003	2002
Weighted average pension assumptions
Liability discount rate	6.1%	6.1%	6.7%
Expense discount rate	6.1%	6.7%	7.4%
Expected return on plan assets	7.8%	8.2%	9.1%
Rate of salary increases	4.4%	4.4%	4.4%
Components of pension expense
Service cost	$220	$178	$156
Interest cost	318	284	265
Expected return on plan assets	(390)	(359)	(329)
Amortization of prior service cost	7	6	6
Amortization of experience loss	90	48	4

Pension expense	245	157	102
Settlement/curtailment loss	5	—	—
Special termination benefits	20	4	9

Total	$270	$161	$111

Weighted average retiree medical assumptions
Liability discount rate	6.1%	6.1%	6.7%
Expense discount rate	6.1%	6.7%	7.5%

	2004	2003	2002
Components of retiree medical expense
Service cost	$38	$33	$25
Interest cost	72	73	66
Amortization of prior service benefit	(8)	(3)	(7)
Amortization of experience loss	19	13	3

Retiree medical expense	121	116	87
Special termination benefits	4	—	1

Total	$125	$116	$88

	2004	2003	2004	2003
	Pension		Retiree Medical
Change in projected benefit liability
Liability at beginning of year	$5,214	$4,324	$1,264	$1,120
Service cost	220	178	38	33
Interest cost	318	284	72	73
Plan amendments	(16)	5	(41)	(63)
Participant contributions	9	6	—	—
Experience loss	334	541	58	171
Benefit payments	(234)	(208)	(76)	(70)
Settlement/curtailment loss	(11)	—	—	—
Special termination benefits	19	4	4	—
Foreign currency adjustment	67	80	—	—

Liability at end of year	$5,920	$5,214	$1,319	$1,264

Liability at end of year for service to date	$4,943	$4,350

Change in fair value of plan assets
Fair value at beginning of year	$4,245	$3,537	$—	$—
Actual return on plan assets	469	281	—	—
Employer contributions/funding	453	552	76	70
Participant contributions	9	6	—	—
Benefit payments	(234)	(208)	(76)	(70)
Settlement/curtailment loss	(11)	—	—	—
Foreign currency adjustment	59	77	—	—

Fair value at end of year	$4,990	$4,245	$—	$—

Funded status as recognized in the Consolidated Balance Sheet
Funded status at end of year	$(930)	$(969)	$(1,319)	$(1,264)
Unrecognized prior service cost/(benefit)	22	44	(116)	(83)
Unrecognized experience loss	2,393	2,207	473	434
Fourth quarter benefit payments	12	6	19	19

Net amounts recognized	$1,497	$1,288	$(943)	$(894)

	2004	2003	2004	2003
	Pension		Retiree Medical
Net amounts as recognized in the Consolidated Balance Sheet
Other assets	$1,866	$1,581	$—	$—
Intangible assets	5	2	—	—
Other liabilities	(424)	(334)	(943)	(894)
Accumulated other comprehensive loss	50	39	—	—

Net amounts recognized	$1,497	$1,288	$(943)	$(894)

Components of increase in unrecognized experience loss
Decrease in discount rate	$4	$446	$—	$60
Employee-related assumption changes	261	(6)	109	80
Liability-related experience different from assumptions	69	100	31	32
Actual asset return different from expected return	(79)	78	—	—
Amortization of losses	(90)	(48)	(19)	(13)
Other, including foreign currency adjustments and 2003 Medicare Act	21	30	(82)	—

Total	$186	$600	$39	$159

Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(511)	$(383)	$(1,319)	$(1,264)
Projected benefit liability	$(912)	$(727)	$(1,319)	$(1,264)
Fair value of plan assets	$172	$123	—	—

Of the total projected pension benefit liability at year-end 2004, $637 million relates to plans that we do not fund because of unfavorable tax treatment.

Future Benefit Payments

Our estimated future benefit payments to beneficiaries are as follows:

	2005	2006	2007	2008	2009	2010-14
Pension	$215	$220	$235	$255	$280	$1,855
Retiree medical	$85	$80	$85	$90	$95	$515

These benefit payments to beneficiaries include payments made from both funded and unfunded pension plans. The above payments exclude any discretionary contributions we may make. We expect such contributions to be approximately $400 million in 2005.

Pension Assets

The expected return on pension plan assets is based on our historical experience, our pension plan investment guidelines, and our expectations for long-term rates of return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our target allocation for 2005 and actual pension plan asset allocation are as follows:

	Target Allocation	Actual Allocation
Asset Category	2005	2004	2003
Equity securities	60%	60%	57%
Debt securities	40%	39%	34%
Other, primarily cash	—	1%	9%

Total	100%	100%	100%

Pension assets include approximately 5.5 million shares of PepsiCo common stock with a market value of $267 million in 2004, and 5.5 million shares with a market value of $251 million in 2003. Our investment policy limits the investment in PepsiCo stock at the time of investment to 10% of the fair value of plan assets.

Retiree Medical Cost Trend Rates

An average increase of 11% in the cost of covered retiree medical benefits is assumed for 2005. This average increase is then projected to decline gradually to 5% in 2010 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. A 1 percentage point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2004 service and interest cost components	$4	$(3)
2004 benefit liability	$46	$(41)

Savings Plan

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to provide employees with retirement savings and strengthen their incentive to build shareholder value. We make matching contributions on a portion of eligible pay based on years of service. In 2004, our contribution was $35 million.

Note 8 — Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are The Pepsi Bottling Group (PBG) and PepsiAmericas (PAS). Approximately 10% of our net revenue reflects sales to PBG.

The Pepsi Bottling Group

In addition to approximately 42% of PBG’s outstanding common stock that we own at year-end 2004, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. This gives us economic ownership of approximately 46% of PBG’s combined operations. PBG’s summarized financial information is as follows:

	2004	2003	2002
Current assets	$2,039	$3,039
Noncurrent assets	8,754	8,505

Total assets	$10,793	$11,544

Current liabilities	$1,581	$2,478
Noncurrent liabilities	6,818	6,789
Minority interest	445	396

Total liabilities	$8,844	$9,663

Our investment	$1,594	$1,353

Net revenue	$10,906	$10,265	$9,216
Gross profit	$5,250	$5,050	$4,215
Operating profit	$976	$956	$898
Net income	$457	$416	$428

In December 2002, PBG acquired Pepsi-Gemex, a franchise bottler in Mexico, in which we previously held a 34% ownership interest. The table above includes the results of Pepsi-Gemex from the transaction date forward.

Our investment in PBG, which includes the related goodwill, was $320 million higher than our ownership interest in their net assets at year-end 2004. Based upon the quoted closing price of PBG shares at year-end 2004, the calculated market value of our shares in PBG, excluding our investment in Bottling Group, LLC, exceeded our investment balance by approximately $1.7 billion.

PepsiAmericas

At year-end 2004, we owned approximately 41% of PepsiAmericas and their summarized financial information is as follows:

	2004	2003	2002
Current assets	$530	$576
Noncurrent assets	3,000	3,021

Total assets	$3,530	$3,597

Current liabilities	$521	$599
Noncurrent liabilities	1,386	1,433

Total liabilities	$1,907	$2,032

Our investment	$924	$847

Net revenue	$3,345	$3,237	$3,240
Gross profit	$1,423	$1,360	$1,272
Operating profit	$340	$316	$301
Income from continuing operations	$182	$158	$136
Net income	$182	$158	$130

Our investment in PAS, which includes the related goodwill, was $253 million higher than our ownership interest in their net assets at year-end 2004. Based upon the quoted closing price of PAS shares at year-end 2004, the calculated market value of our shares in PepsiAmericas exceeded our investment balance by approximately $277 million.

In December 2004, PAS announced their acquisition of a regional bottler, Central Investment Corporation, for $340 million.

Related Party Transactions

Our significant related party transactions involve our noncontrolled bottling affiliates. We sell concentrate to these affiliates that is used in the production of carbonated soft drinks and non-carbonated beverages. We also sell certain finished goods to these affiliates and we receive royalties for the use of our trademarks for certain products. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “ Our Customers” in Management’s Discussion and Analysis. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2004	2003	2002
Net revenue	$4,170	$3,699	$3,455
Selling, general and administrative expenses	$114	$128	$105
Accounts and notes receivable	$157	$158
Accounts payable and other current liabilities	$95	$138

Such amounts are settled on terms consistent with other trade receivables and payables. See Note 9 regarding our guarantee of certain PBG debt.

In addition, we coordinate, on an aggregate basis, the negotiation and purchase of sweeteners and other raw materials requirements for certain of our bottlers with suppliers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, these transactions are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our bottlers, but we consider this exposure to be remote.

Note 9 — Debt Obligations and Commitments

	2004	2003
Short-term debt obligations
Current maturities of long-term debt	$160	$446
Other borrowings (3.2% and 5.1%)	1,644	520
Amounts reclassified to long-term debt	(750)	(375)

	$1,054	$591

Long-term debt obligations
Short-term borrowings, reclassified	$750	$375
Notes due 2005-2026 (4.7% and 5.7%)	1,274	1,186
Zero coupon notes, $575 million due 2005-2012 (13.4%)	321	330
Other, due 2005-2014 (6.2% and 6.4%)	212	257

	2,557	2,148
Less: current maturities of long-term debt obligations	(160)	(446)

	$2,397	$1,702

The interest rates in the above table reflect weighted-average rates as of year-end.

Short-term borrowings are reclassified to long-term when we have the intent and ability, through the existence of the unused lines of credit, to refinance these borrowings on a long-term basis. At year-end 2004, we maintained $1.5 billion in corporate lines of credit subject to normal banking terms and conditions. These credit facilities support short-term debt issuances and remained unused as of December 25, 2004. Of the $1.5 billion, $750 million expires in June 2005 with the remaining $750 million expiring in June 2009. Upon consent of PepsiCo and the lenders, these facilities can be extended an additional year. In addition, $267 million of our debt was outstanding on various lines of credit maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are committed to the extent of our borrowings.

Interest Rate Swaps

We entered into interest rate swaps in 2004 to effectively change the interest rate of a specific debt issuance from a fixed rate to a variable rate. The notional amount of the interest rate swaps outstanding at December 25, 2004 was $500 million. The interest rate received was 3.2% and the weighted-average interest rate paid was 1.7%. The variable weighted-average interest rate that we pay is linked to LIBOR and is subject to change. The terms of the interest rate swaps match the terms of the debt they modify. The swaps terminate in 2007.

At December 25, 2004, approximately 67% of total debt, after the impact of the associated interest rate swaps, was exposed to variable interest rates, compared to 43% at December 27, 2003. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Cross Currency Interest Rate Swaps

In 2004, we entered into a cross currency interest rate swap to hedge the currency exposure on U.S. dollar denominated debt of $50 million held by a foreign affiliate. The terms of this swap match the terms of the debt it modifies. The swap terminates in 2008. The unrealized loss related to this swap was $3 million at December 25, 2004, resulting in a U.S. dollar liability of $53 million.

Long-Term Contractual Commitments

	Payments Due by Period
	Total	2005	2006 – 2007	2008 – 2009	2010 & beyond
Long-term debt obligations(a)	$2,397	$—	$722	$1,262	$413
Non-cancelable operating leases	666	155	193	120	198
Purchasing commitments(b)	4,386	1,225	1,243	792	1,126
Marketing commitments	1,413	440	422	262	289
Other commitments	136	104	25	6	1

	$8,998	$1,924	$2,605	$2,442	$2,027

(a)	Excludes current maturities of long-term debt of $160 million which are classified within current liabilities.

(b)	Includes approximately $30 million of long-term commitments which are reflected in other liabilities in our Consolidated Balance Sheet.

The above table reflects non-cancelable commitments as of December 25, 2004 based on year-end foreign exchange rates.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded in our Consolidated Balance Sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges and orange juices to be used for our Tropicana brand beverages. Non-cancelable marketing commitments primarily are for sports marketing and with our fountain customers. Bottler funding is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. See Note 7 regarding our pension and retiree medical obligations and discussion below regarding our commitments to noncontrolled bottling affiliates and former restaurant operations.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. In connection with these transactions, we have guaranteed $2.3 billion of Bottling Group, LLC’s long-term debt through 2012 and $39 million of YUM! Brands, Inc. (YUM) outstanding obligations, primarily property leases. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. Our guarantees of certain obligations ensured YUM’s continued use of certain properties. These guarantees would require our cash payment if YUM failed to perform under these lease obligations.

See “ Our Liquidity, Capital Resources and Financial Position” in Management’s Discussion and Analysis for further unaudited information on our borrowings.

Note 10 — Risk Management

We are exposed to the risk of loss arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange risks;

•	interest rates;

•	stock prices; and

•	discount rates, affecting the measurement of our pension and retiree medical liabilities.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivative instruments designated as cash flow and fair value hedges. See “ Our Business Risks” in Management’s Discussion and Analysis for further unaudited information on our business risks.

For cash flow hedges, changes in fair value are generally deferred in accumulated other comprehensive loss within shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in net income in that period. We do not use derivative instruments for trading or speculative purposes and we limit our exposure to individual counterparties to manage credit risk.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and cash flow hedges. We use cash flow hedges, with terms of no more than two years, to hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for corn, heating oil and natural gas. Any ineffectiveness is recorded immediately. However, our commodity hedges have not had any significant ineffectiveness. We classify both the earnings and cash flow impact from these hedges consistent with the underlying hedged item. During the next 12 months, we expect to reclassify gains of less than $1 million from accumulated other comprehensive loss into net income.

Foreign Exchange

Our operations outside of the U.S. generate over a third of our net revenue of which Mexico, the United Kingdom and Canada comprise nearly 20%. As a result, we are exposed to foreign currency risks from unforeseen economic changes and political unrest. On occasion, we enter into hedges, primarily forward contracts with terms of no more than two years, to reduce the effect of foreign exchange rates. Ineffectiveness on these hedges has not been material.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt. These swaps are entered into only with strong creditworthy counterparties, are settled on a net basis and are of relatively short duration.

Stock Prices

The portion of our deferred compensation liability that is based on certain market indices and on our stock price is subject to market risk. We hold mutual fund investments and prepaid forward contracts to manage this risk. Changes in the fair value of these investments and contracts are recognized immediately in earnings and are offset by changes in the related compensation liability.

Fair Value

All derivative instruments are recognized in our Consolidated Balance Sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices. Book and fair values of our derivative and financial instruments are as follows:

	2004		2003
	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and cash equivalents(a)	$1,280	$1,280	$820	$820
Short-term investments (b)	$2,165	$2,165	$1,181	$1,181
Forward exchange contracts (c)	$8	$8	$3	$3
Commodity contracts (c)	$11	$11	$4	$4
Prepaid forward contracts (c)	$120	$120	$107	$107
Liabilities
Forward exchange contracts (d)	$35	$35	$33	$33
Commodity contracts (d)	$8	$8	—	—
Debt obligations	$3,451	$3,676	$2,293	$2,569
Interest rate swaps (d)	$1	$1	—	—
Cross currency interest rate swaps (e)	$3	$3	—	—

Included in the Consolidated Balance Sheet under the captions noted above or as indicated below.

(a)	Book value approximates fair value due to the short maturity.

(b)	Principally short-term time deposits and includes $118 million at December 25, 2004 and $103 million at December 27, 2003 of mutual fund investments used to manage a portion of market risk arising from our deferred compensation liability.

(c)	Includes contracts not designated as hedges and reported within current assets and other assets.

(d)	Includes contracts not designated as hedges and reported within current liabilities and other liabilities.

(e)	Included within long-term debt.

This table excludes guarantees, including our guarantee of $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $46 million at December 25, 2004 and $35 million at December 27, 2003 based on an external estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 — Net Income per Common Share from Continuing Operations

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 7.0 million shares in 2004, 49.0 million shares in 2003 and 37.9 million shares in 2002 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $52.88 in 2004, $48.27 in 2003 and $48.29 in 2002.

The computations of basic and diluted net income per common share from continuing operations are as follows:

	2004		2003		2002
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income	$4,174		$3,568		$3,000
Preferred shares:
Dividends	(3)		(3)		(4)
Redemption premium	(22)		(12)		(25)

Net income available for common shareholders	$4,149	1,696	$3,553	1,718	$2,971	1,753

Basic net income per common share	$2.45		$2.07		$1.69

Net income available for common shareholders	$4,149	1,696	$3,553	1,718	$2,971	1,753
Dilutive securities:
Stock options and RSUs	—	31	—	17	—	25
ESOP convertible preferred stock	24	2	15	3	28	3
Unvested stock awards	—	—	—	1	—	1

Diluted	$4,173	1,729	$3,568	1,739	$2,999	1,782

Diluted net income per common share	$2.41		$2.05		$1.68

(a)	Weighted average common shares outstanding.

Note 12 — Preferred and Common Stock

As of December 25, 2004, there were 3.6 billion shares of common stock and three million shares of convertible preferred stock authorized. The preferred stock was issued only for an employee stock ownership plan (ESOP) established by Quaker and these shares are redeemable by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2004, there were 803,953 preferred shares issued and 424,853 shares outstanding. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends.

As of December 25, 2004, 0.4 million outstanding shares of preferred stock with a fair value of $110 million and 18 million shares of common stock were held in the accounts of ESOP participants. Quaker made the final award to its ESOP plan in June 2001.

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.3	$63	0.2	$48	0.1	$15
Redemptions	0.1	27	0.1	15	0.1	33

Balance, end of year	0.4	$90	0.3	$63	0.2	$48

Note 13 — Accumulated Other Comprehensive Loss

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive loss results from items deferred on the balance sheet in shareholders’ equity. Other comprehensive income was $381 million in 2004, $405 million in 2003, and other comprehensive loss was $26 million in 2002. The accumulated balances for each component of other comprehensive loss were as follows:

	2004	2003	2002
Currency translation adjustment	$(720)	$(1,121)	$(1,531)
Cash flow hedges, net of tax (a)	(19)	(12)	—
Minimum pension liability adjustment (b)	(154)	(135)	(142)
Other	7	1	1

Accumulated other comprehensive loss	$(886)	$(1,267)	$(1,672)

(a)	Includes $6 million gain in 2004, $8 million gain in 2003 and $4 million loss in 2002 for our share of our equity investees’ accumulated derivative activity. Deferred losses reclassified into earnings were $10 million in 2004, no impact in 2003, and $2 million in 2002.

(b)	Net of taxes of $77 million in 2004, $67 million in 2003 and $72 million in 2002. Also, includes $121 million in 2004, $110 million in 2003 and $99 million in 2002 for our share of our equity investees’ minimum pension liability adjustments.

N ote 14 — Supplemental Financial Information

	2004	2003	2002
Accounts receivable
Trade receivables	$2,505	$2,309
Other receivables	591	626

	3,096	2,935

Allowance, beginning of year	105	116	$121
Charged to expense	18	32	38
Deductions (a)	(25)	(43)	(46)
Other (b)	(1)	—	3

Allowance, end of year	97	105	$116

Net receivables	$2,999	$2,830

	2004	2003	2002
Inventory (c)
Raw materials	$665	$618
Work-in-process	156	160
Finished goods	720	634

	$1,541	$1,412

Accounts payable and other liabilities
Accounts payable	$1,731	$1,638
Accrued marketplace spending	1,285	1,243
Accrued compensation and benefits	961	851
Dividends payable	387	274
Insurance accruals	131	151
Other current liabilities	1,104	1,056

	$5,599	$5,213

Other liabilities
Reserves for income taxes	$1,567	$1,775
Other	2,532	2,300

	$4,099	$4,075

Other supplemental information
Rent expense	$245	$231	$194
Interest paid	$137	$147	$119
Income taxes paid, net of refunds	$1,833	$1,530	$700
Acquisitions(d)
Fair value of assets acquired	$78	$178	$626
Cash paid and debt issued	(64)	(71)	(351)

Liabilities assumed	$14	$107	$275

(a)	Includes accounts written off.

(b)	Includes collections of previously written off accounts and currency translation effects.

(c)	Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 16% in 2004 and 10% in 2003 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories are not material.

(d)	Includes our acquisition of the Wotsits brand in the United Kingdom for $228 million in 2002.

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

The management of PepsiCo is responsible for the objectivity and integrity of our consolidated financial statements. The Audit Committee of the Board of Directors has engaged independent registered public accounting firm, KPMG LLP, to audit our consolidated financial statements and they have expressed an unqualified opinion.

We are committed to providing timely, accurate and understandable information to investors. This encompasses the following.

Maintaining strong controls over financial reporting. Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in their report titled, Internal Control – Integrated Framework. The system is designed to provide reasonable assurance that transactions are executed as authorized and accurately recorded; that assets are safeguarded; and that accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with accounting principles generally accepted in the U.S. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods. We monitor these internal controls through self-assessments and an ongoing program of internal audits. Our internal controls are reinforced through our Worldwide Code of Conduct, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law.

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

Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee comprises independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our General Auditor, and with our General Counsel. We have recently named a senior compliance officer to lead and coordinate our compliance policies and practices.

Providing investors with financial results that are complete, transparent and understandable. The consolidated financial statements and financial information included in this report are the responsibility of management. This includes preparing the financial statements in accordance with accounting principles generally accepted in the U.S., which require estimates based on management’s best judgment.

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

/S/ INDRA K. NOOYI
Indra K. Nooyi President and Chief Financial Officer

/S/ STEVEN S REINEMUND
Steven S Reinemund Chairman of the Board and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 25, 2004 and December 27, 2003 and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for each of the years in the three-year period ended December 25, 2004. We have also audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that PepsiCo, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of PepsiCo, Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, management’s assessment that PepsiCo, Inc. maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Furthermore, in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP

New York, New York

February 24, 2005

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2004	$6,131	$7,070	$7,257	$8,803
2003	$5,530	$6,538	$6,830	$8,073
Gross profit
2004	$3,320	$3,857	$3,957	$4,721
2003	$2,996	$3,546	$3,714	$4,336
Impairment and restructuring charges (a)
2004	—	—	—	$150
2003	—	—	—	$147
Merger-related costs (b)
2003	$11	$11	$9	$28
Net income – continuing operations
2004	$804	$1,059	$1,364	$947
2003	$698	$944	$1,012	$914
Tax benefit from discontinued operations (c)
2004	—	—	—	$38
Net income per common share – basic, continuing operations
2004	$0.47	$0.62	$0.80	$0.56
2003	$0.40	$0.55	$0.59	$0.53
Net income per common share – diluted, continuing operations
2004	$0.46	$0.61	$0.79	$0.55
2003	$0.40	$0.54	$0.58	$0.52
Cash dividends declared per common share
2004	$0.16	$0.23	$0.23	$0.23
2003	$0.15	$0.16	$0.16	$0.16
2004 stock price per share (d)
High	$53.00	$55.48	$55.71	$53.00
Low	$45.30	$50.28	$48.41	$47.37
Close	$50.93	$54.95	$50.84	$51.94
2003 stock price per share (d)
High	$44.06	$45.11	$47.98	$48.88
Low	$36.24	$38.06	$43.10	$44.11
Close	$41.50	$44.74	$44.33	$46.47

The first, second, and third quarters consist of 12 weeks and the fourth quarter consists of 16 weeks.

(a)	Impairment and restructuring charges were $150 million ($96 million or $0.06 per share after-tax) in 2004 and $147 million ($100 million or $0.06 after-tax) in 2003 (see Note 3).

(b)	Merger-related costs (see Note 3):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Pre-tax	$11	$11	$9	$28
After-tax	$10	$9	$6	$17
Per share	—	—	—	$0.01

(c)	Fourth quarter 2004 net income was $985 million or $0.58 per share, reflecting a tax benefit from discontinued operations of $38 million or $0.02 per share. See Note 5.

(d)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five – Year Summary

	2004	2003	2002
Net revenue	$29,261	$26,971	$25,112
Income from continuing operations	$4,174	$3,568	$3,000
Net income	$4,212	$3,568	$3,000
Income per common share – basic, continuing operations	$2.45	$2.07	$1.69
Income per common share – diluted, continuing operations	$2.41	$2.05	$1.68
Cash dividends declared per common share	$0.850	$0.630	$0.595
Total assets	$27,987	$25,327	$23,474
Long-term debt	$2,397	$1,702	$2,187

	2001	2000
Net revenue	$23,512	$22,337
Net income	$2,400	$2,543
Income per common share – basic	$1.35	$1.45
Income per common share – diluted	$1.33	$1.42
Cash dividends declared per common share	$0.575	$0.555
Total assets	$21,695	$20,757
Long-term debt	$2,651	$3,009

•	As a result of the adoption of SFAS 142 and the consolidation of SVE in 2002, the data provided above is not comparable.

•	Includes restructuring and impairment charges of:

	2004	2003	2001	2000
Pre-tax	$150	$147	$31	$184
After-tax	$96	$100	$19	$111
Per share	$0.06	$0.06	$0.01	$0.06

•	In 2003, we voluntarily adopted the fair value method of accounting for stock options. We selected the retroactive restatement method as described in SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to adopt this accounting. Under this method, we restated our 2003, 2002 and 2001 results to recognize stock-based compensation expense as follows:

	2003	2002	2001
Pre-tax	$407	$435	$385
After-tax	$293	$313	$262
Per share	$0.16	$0.17	$0.14

Fiscal year 2000 was not restated for this adoption.

•	Includes Quaker merger-related costs of:

	2003	2002	2001
Pre-tax	$59	$224	$356
After-tax	$42	$190	$322
Per share	$0.02	$0.11	$0.18

•	The 2000 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2000 net revenue by an estimated $294 million and net income by an estimated $44 million (or $0.02 per share).

•	Cash dividends per common share are those of pre-merger PepsiCo prior to the effective date of the merger.

•	In the fourth quarter of 2004, we reached agreement with the IRS for an open issue related to our discontinued restaurant operations which resulted in a tax benefit of $38 million or $0.02 per share.

GLOSSARY

Anchor bottlers: The Pepsi Bottling Group (PBG), PepsiAmericas, Inc. (PAS) and Pepsi Bottling Ventures (PBV).

Bottler: customers who we have granted exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographical area.

Bottler Case Sales (BCS): measure of physical 8 oz. case volume of beverages bearing our trademarks that bottlers have sold to independent distributors and retailers. BCS is reported on a monthly basis.

Bottler funding: financial incentives we give to our bottlers to assist in the distribution and promotion of our beverage products.

Business Process Transformation (BPT): our comprehensive multi-year effort to drive efficiencies. It includes efforts to physically consolidate, or hardwire, key business functions to take advantage of our scale. It also includes moving to a common set of processes that underlie our key activities, and supporting them with common technology application. And finally, it includes our SAP installation, the computer system that will link all of our systems and processes.

Concentrate Shipments and Equivalents (CSE): measure of our physical beverage volume to our customers. This measure is reported on our fiscal year basis.

Consumers: people who eat and drink our products.

Customers: franchise bottlers and independent distributors and retailers.

CSD: carbonated soft drinks.

Derivatives: financial instruments, such as Chicago Board of Trade commodity futures and options, that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates and stock prices.

Direct-Store-Delivery (DSD): delivery system used by us and our bottlers to deliver snacks and beverages directly to retail stores where our products are merchandised.

Effective net pricing: reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Management operating cash flow: net cash provided by operating activities less capital spending plus sales of property, plant and equipment. It is our primary measure used to monitor cash flow performance.

Marketplace spending: sales incentives offered through various programs to our customers and consumers, as well as advertising and other marketing activities.

Power of One: our initiative that enables us to leverage all of our products, services and talents for the advantage of our retail partners.

Servings: common metric reflecting our consolidated physical unit volume. Our divisions’ physical unit measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.

Smart Spot: our initiative that helps consumers find our products that can contribute to healthier lifestyles.

Transaction gains and losses: the impact on our consolidated financial statements of exchange rate changes arising from specific transactions.

Translation adjustments: the impact of the conversion of our foreign affiliates’ financial statements to U.S. dollars for the purpose of consolidating our financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7. Management’s Discussion and Analysis – Our Business Risks.

Item 8. Financial Statements and Supplementary Data

See Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 25, 2004.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management’s assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2004.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption “ Our Executive Officers” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on our audit committee financial experts is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption “Corporate Governance at PepsiCo” and is incorporated herein by reference.

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

In 2002, the Board of Directors adopted Corporate Governance Guidelines, which were amended in 2003 and 2004 in accordance with the revised New York Stock Exchange Listing Standards and rules adopted by the Securities and Exchange Commission, and are available free of charge on our website at http://www.pepsico.com.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 25, 2004 with respect to the shares of PepsiCo Common Stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (2)	115,091,886	(3)	$40.50	(6)	61,535,038	(1)
Equity compensation plans not approved by security holders (4)	58,335,022		$40.45	(6)	0
Total (5)	173,426,908		$40.48	(6)	61,535,038

(1)	As of May 7, 2003, the shareholder-approved 2003 LTIP superseded all of our other equity compensation plans and is the only equity compensation plan under which future awards are permitted. All of our other equity compensation plans were terminated on May 7, 2003. The 2003 LTIP permits the award of stock options, stock appreciation rights, restricted shares, and restricted stock and/or performance units, which may be settled in shares of PepsiCo Common Stock. As approved by shareholders, the 2003 LTIP authorizes a number of shares for issuance equal to 70,000,000 plus the number of shares underlying awards issued under the Company’s other equity compensation plans which are canceled or expire after May 7, 2003; provided, however, that the number of shares authorized under the 2003 LTIP will not exceed 85,000,000.

(2)	Includes the 2003 Long-Term Incentive Plan (the “2003 LTIP”), the 1994 Long-Term Incentive Plan, and the 1987 Incentive Plan.

(3)	This amount includes 2,921,826 restricted stock units that, if and when vested, will be settled in shares of PepsiCo Common Stock.

(4)	Includes the 1995 Stock Option Incentive Plan, the SharePower Stock Option Plan, and the Director Stock Plan, each of which is described below.

(5)	The table does not include information for equity compensation plans assumed by PepsiCo in connection with PepsiCo’s merger with The Quaker Oats Company. Those plans include the Quaker Long Term Incentive Plan of 1990, the Quaker Long Term Incentive Plan of 1999 and the Quaker Stock Compensation Plan for Outside Directors (collectively, the “Quaker Plans”). As of December 25, 2004, a total of 3,755,636 shares of PepsiCo Common Stock were issuable upon the exercise of outstanding options which were granted under the Quaker Plans prior to the merger with PepsiCo. The weighted average exercise price of those options is $22.76 per share. An additional 63,326 shares of PepsiCo Common Stock which are related to awards issued under the Quaker Plans prior to the merger have been deferred and will be issued in the future. No additional options or shares may be granted under the Quaker Plans.

(6)	For options only.

1995 Stock Option Incentive Plan (“SOIP”). The SOIP was adopted by the Board of Directors on July 27, 1995. Under the SOIP, stock options were granted to middle management employees generally based on a multiple of base salary. SOIP options were granted with an exercise price equal to the fair market value of PepsiCo Common Stock on the date of grant. SOIP options generally become exercisable at the end of three years and have a ten-year term. At year-end 2004, options covering 22,552,096 shares of PepsiCo Common Stock were outstanding under the SOIP. As of May 7, 2003 the SOIP was terminated. The SOIP is included as Exhibit 10.14 in our 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2003.

SharePower Stock Option Plan. SharePower was adopted by the Board of Directors on July 1, 1989. Under SharePower, options were generally granted each year to virtually all of our full-time employees based on a formula tied to annual earnings and tenure. Each year, the Board of Directors authorized the number of shares required to grant options under the SharePower formula. SharePower options were granted with an exercise price equal to the fair market value of PepsiCo Common Stock on the date of grant. SharePower options generally become exercisable after three years and have a ten-year term. At year-end 2004, options covering 35,278,252 shares of PepsiCo Common Stock were outstanding under SharePower. As of May 7, 2003, the SharePower plan was terminated and superseded by the 2003 LTIP, from which all future SharePower awards will be made. The SharePower plan is included as Exhibit 10.13 in our 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2003.

Director Stock Plan. The Director Stock Plan was adopted by the disinterested members of the Board of Directors on July 28, 1988. Under the Director Stock Plan, stock options were granted and shares of PepsiCo Common Stock were issued to non-employee directors. Options granted under the plan were immediately exercisable and have a ten-year term. As of year-end 2004, options covering 504,674 shares of PepsiCo Common Stock were outstanding under the Director Stock Plan. The Director Stock Plan is included in Post-Effective Amendment No. 6 to the Form S-8 related to such plan, filed with the Securities and Exchange Commission on September 4, 2002. As of May 7, 2003, the Director Stock Plan was terminated and superseded by the 2003 LTIP, from which all future Director stock options will be granted.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

Information on our audit committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. and 2.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in Item 7. Management’s Discussion and Analysis:

Consolidated Statement of Income – Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002,

Consolidated Statement of Cash Flows – Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002,

Consolidated Balance Sheet – December 25, 2004 and December 27, 2003,

Consolidated Statement of Changes in Shareholders’ Equity – Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002,

Notes to the Consolidated Financial Statements, and

Report of Independent Registered Public Accounting Firm

3.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2005

PepsiCo, Inc.

By:	/s/ Steven S Reinemund
Steven S Reinemund
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Steven S Reinemund Steven S Reinemund	Chairman of the Board and Chief Executive Officer	February 25, 2005

/s/ Indra K. Nooyi Indra K. Nooyi	President and Chief Financial Officer	February 25, 2005

/s/ Peter A. Bridgman Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2005

/s/ John F. Akers John F. Akers	Director	February 25, 2005

/s/ Robert E. Allen Robert E. Allen	Director	February 25, 2005

S-1

/s/ Ray L. Hunt Ray L. Hunt	Director	February 25, 2005

/s/ Arthur C. Martinez Arthur C. Martinez	Director	February 25, 2005

/s/ Franklin D. Raines Franklin D. Raines	Director	February 25, 2005

/s/ Sharon Percy Rockefeller Sharon Percy Rockefeller	Director	February 25, 2005

/s/ James J. Schiro James J. Schiro	Director	February 25, 2005

/s/ Franklin A. Thomas Franklin A. Thomas	Director	February 25, 2005

/s/ Cynthia M. Trudell Cynthia M. Trudell	Director	February 25, 2005

/s/ Solomon D. Trujillo Solomon D. Trujillo	Director	February 25, 2005

/s/ Daniel Vasella Daniel Vasella	Director	February 25, 2005

S-2

INDEX TO EXHIBITS

ITEM 14(a)(3)

EXHIBIT

3.1	Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632).

3.2	By-laws of PepsiCo, Inc., as amended on January 29, 2004, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

4	PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1	Description of PepsiCo, Inc. 1988 Director Stock Plan, which is incorporated herein by reference to Post-Effective Amendment No. 6 to PepsiCo’s Registration Statement on Form S-8 (Registration No. 33-22970).*

10.2	PepsiCo, Inc. 1987 Incentive Plan (the “1987 Plan”), as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.*

10.3	PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated, effective as of October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.*

10.4	PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 1994 Annual Meeting of Shareholders.*

10.5	Amended and Restated PepsiCo Executive Income Deferral Program which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.*

10.6	Restated PepsiCo Pension Equalization Plan, which is incorporated herein by reference to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.*

10.7	PepsiCo SharePower Stock Option Plan (as amended and restated, effective August 3, 2001), which is incorporated herein by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-109513).*

10.8	PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated, effective August 2, 2001), which is incorporated herein by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-109514).*

10.9	The Quaker Long Term Incentive Plan of 1990, which is incorporated herein by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-66632).*

10.10	The Quaker Long Term Incentive Plan of 1999, which is incorporated herein by reference to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-66632).*

10.11	PepsiCo, Inc. 2003 Long-Term Incentive Plan which is incorporated herein by reference to PepsiCo’s Form S-8 (Registration No. 333-109509) filed with the Securities and Exchange Commission on October 6, 2003.*

10.12	Agreement between PepsiCo, Inc. and Abelardo E. Bru dated September 3, 2004, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 4, 2004.*

10.13	2004 Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit D to PepsiCo’s Proxy Statement for its 2004 Annual Meeting of Shareholders.*

10.14	Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.15	Form of Regular Long-Term Incentive Award, which is incorporated by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.16	Form of Special Long-Term Incentive Award (Restricted Stock Units Terms and Conditions), which is incorporated by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.17	Form of Special Long-Term Incentive Award (Stock Option Agreement), which is incorporated by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.18	Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.19	Form of Non-Employee Director Stock Option Agreement, which is incorporated by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.20	Form of PepsiCo, Inc. Director Indemnification Agreement.

10.21	Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct, which is incorporated herein by reference to Exhibit 14 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24	Power of Attorney executed by Steven S Reinemund, Indra K. Nooyi, Peter A. Bridgman, John F. Akers, Robert E. Allen, Ray L. Hunt, Arthur C. Martinez, Franklin D. Raines, Sharon Percy Rockefeller, James J. Schiro, Franklin A. Thomas, Cynthia M. Trudell, Solomon D. Trujillo and Daniel Vasella.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.