Form 10-Q
period 2005-03-19
PEPSICO INC
filed 2005-04-15
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 19, 2005 (12 weeks)

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

Number of shares of Common Stock outstanding as of April 8, 2005: 1,674,557,428

PEPSICO, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/19/05	3/20/04
Net Revenue	$6,585	$6,131

Cost of sales	3,018	2,811
Selling, general and administrative expenses	2,291	2,161
Amortization of intangible assets	29	32

Operating Profit	1,247	1,127

Bottling equity income	65	39
Interest expense	(50)	(35)
Interest income	23	10

Income before income taxes	1,285	1,141

Provision for income taxes	373	337

Net Income	$912	$804

Net Income Per Common Share
Basic	$ 0.54	$ 0.47
Diluted	$ 0.53	$ 0.46

Cash Dividends Declared Per Common Share	$ 0.23	$ 0.16

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/19/05	3/20/04
Operating Activities
Net income	$ 912	$804
Adjustments
Depreciation and amortization	282	275
Stock-based compensation expense	77	91
Cash payments for merger-related and other restructuring charges	(14)	(26)
Bottling equity income, net of dividends	(51)	(36)
Deferred income taxes	(7)	(34)
Other, net	185	164
Net change in operating working capital	(635)	(526)

Net Cash Provided by Operating Activities	749	712

Investing Activities
Snack Ventures Europe (SVE) minority interest acquisition	(750)	—
Capital spending	(181)	(182)
Sales of property, plant and equipment	25	7
Other acquisitions and investments in noncontrolled affiliates	(41)	(11)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	47	—
Short-term investments, by original maturity More than three months—purchases	(17)	(7)
More than three months— maturities	17	12
Three months or less, net	(528)	47

Net Cash Used for Investing Activities	(1,428)	(134)

Financing Activities
Proceeds from issuances of long-term debt	13	—
Payments of long-term debt	(3)	(80)
Short-term borrowings, by original maturity More than three months—proceeds	37	20
More than three months—payments	(2)	(13)
Three months or less, net	698	(123)
Cash dividends paid	(387)	(274)
Share repurchases—common	(494)	(574)
Share repurchases—preferred	(6)	(10)
Proceeds from exercises of stock options	233	431

Net Cash Provided by (Used for) Financing Activities	89	(623)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	(2)

Net Decrease in Cash and Cash Equivalents	(599)	(47)
Cash and Cash Equivalents—Beginning of year	1,280	820

Cash and Cash Equivalents—End of period	$ 681	$773

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	3/19/05	12/25/04
Assets
Current Assets
Cash and cash equivalents	$ 681	$ 1,280
Short-term investments	2,692	2,165

	3,373	3,445

Accounts and notes receivable, less allowance: 3/05—$72, 12/04—$97	3,217	2,999

Inventories
Raw materials	660	665
Work-in-process	159	156
Finished goods	819	720

	1,638	1,541
Prepaid expenses and other current assets	648	654

Total Current Assets	8,876	8,639

Property, Plant and Equipment	16,044	15,930
Accumulated Depreciation	(7,951)	(7,781)

	8,093	8,149

Amortizable Intangible Assets, net	600	598

Goodwill	3,924	3,909
Other Nonamortizable Intangible Assets	931	933

	4,855	4,842

Investments in Noncontrolled Affiliates	3,294	3,284
Other Assets	2,953	2,475

Total Assets	$28,671	$27,987

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	3/19/05	12/25/04
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings obligations	$ 1,804	$ 1,054
Accounts payable and other current liabilities	5,093	5,599
Income taxes payable	297	99

Total Current Liabilities	7,194	6,752

Long-term Debt Obligations	2,390	2,397

Other Liabilities	3,962	4,099

Deferred Income Taxes	1,212	1,216

Total Liabilities	14,758	14,464

Preferred stock, no par value	41	41
Repurchased Preferred Stock	(96)	(90)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share: Authorized 3,600 shares, issued 3/05 and 12/04—1,782 shares	30	30
Capital in excess of par value	627	618
Retained earnings	19,255	18,730
Accumulated other comprehensive loss	(853)	(886)

	19,059	18,492

Less: Repurchased shares, at cost: 3/05—105 shares, 12/04—103 shares	(5,091)	(4,920)

Total Common Shareholders’ Equity	13,968	13,572

Total Liabilities and Shareholders’ Equity	$28,671	$27,987

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/19/05	3/20/04
Net Income	$912	$804

Other Comprehensive Income
Currency translation adjustment	14	56
Cash flow hedges, net of related taxes:
Net derivative gains	12	—
Reclassification of losses to net income	8	3
Other	(1)	2

	33	61

Comprehensive Income	$945	$865

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of March 19, 2005 and the Condensed Consolidated Statements of Income, Cash Flows and Comprehensive Income for the 12 weeks ended March 19, 2005 and March 20, 2004 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 25, 2004. In the first quarter of 2005, we conformed our methodology for calculating our bad debt reserves across our divisions and modified our policy for recognizing revenue for products shipped to customers by third-party carriers, which reduced our net revenue by $30 million and our operating profit by $2 million. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual sales incentives, and certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and any changes in our ownership interests of these affiliates. In the first quarter of 2005, bottling equity income includes a $28 million pre-tax gain on our sale of PBG stock.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2005 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

Our Divisions

	Net Revenue 12 Weeks Ended		Operating Profit 12 Weeks Ended
	3/19/05	3/20/04	3/19/05	3/20/04
FLNA	$2,263	$2,144	$ 539	$ 510
PBNA	1,784	1,718	415	384
PI	2,121	1,891	307	257
QFNA	417	378	145	123

Total division	6,585	6,131	1,406	1,274
Corporate	—	—	(159)	(147)

	$6,585	$6,131	$1,247	$1,127

			Total Assets
			3/19/05	12/25/04
FLNA			$ 5,484	$ 5,476
PBNA			6,307	6,048
PI			9,519	8,921
QFNA			921	978

Total division			22,231	21,423
Corporate			3,451	3,569
Investments in bottling affiliates			2,989	2,995

			$28,671	$27,987

Intangible Assets

	3/19/05	12/25/04
Amortizable intangible assets, net
Brands	$1,033	$1,008
Other identifiable intangibles	235	225

	1,268	1,233
Accumulated amortization	(668)	(635)

	$ 600	$ 598

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/25/04	Acquisitions	Translation and Other	Balance 3/19/05
Frito-Lay North America
Goodwill	$ 138	$—	$2	$ 140

PepsiCo Beverages North America
Goodwill	2,161	—	1	2,162
Brands	59	—	—	59

	2,220	—	1	2,221

PepsiCo International
Goodwill	1,435	10	2	1,447
Brands	869	—	(2)	867

	2,304	10	—	2,314

Quaker Foods North America
Goodwill	175	—	—	175

Corporate
Pension intangible	5	—	—	5

Total goodwill	3,909	10	5	3,924
Total brands	928	—	(2)	926
Total pension intangible	5	—	—	5

	$4,842	$ 10	$3	$4,855

Stock-Based Compensation

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model. For the 12 weeks, we recognized stock-based compensation expense of $77 million in 2005 and $91 million in 2004. These amounts are reflected in selling, general and administrative expenses. We are currently evaluating the impact of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment. We will adopt this Standard no later than in the first quarter of 2006. In addition, two of our anchor bottlers, PBG and PepsiAmericas, Inc., will adopt SFAS 123R no later than in the first quarter of 2006 which will impact our bottling equity income.

Our weighted average Black-Scholes fair value assumptions are as follows:

	3/19/05	3/20/04
Expected life	6 yrs.	6 yrs.
Risk free interest rate	3.8%	3.3%
Expected volatility	24%	26%
Expected dividend yield	1.8%	1.8%

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	3/19/05	3/20/04	3/19/05	3/20/04
	Pension		Retiree Medical
Service cost	$57	$50	$ 9	$ 9
Interest cost	82	73	18	16
Expected return on plan assets	(97)	(89)	—	—
Amortization of prior service cost/(benefit)	1	1	(2)	(2)
Amortization of experience loss	28	21	6	5

Total expense	$71	$56	$31	$28

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	3/19/05		3/20/04
	Income	Shares(a)	Income	Shares(a)
Net income	$ 912		$ 804
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(8)

Net income available for common shareholders	$ 907	1,678	$ 795	1,707

Basic net income per common share	$0.54		$0.47

Net income available for common shareholders	$ 907	1,678	$ 795	1,707
Dilutive securities:
Stock options and restricted stock units (b)	—	33	—	26
ESOP convertible preferred stock	5	2	9	3

Diluted	$ 912	1,713	$ 804	1,736

Diluted net income per common share	$0.53		$0.46

(a)	Weighted average common shares outstanding.
(b)	Options to purchase 12 million shares in 2005 and 28 million shares in 2004 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $53.77 in 2005 and $50.02 in 2004.

Impairment and Restructuring Charges

In the fourth quarter of 2004, we incurred a charge of $150 million ($96 million after-tax or $0.06 per share) in conjunction with the consolidation of FLNA’s manufacturing network as part of its ongoing productivity program. As of March 19, 2005, $9 million of these costs remain payable and are included in other current liabilities.

Supplemental Cash Flow Information

	12 Weeks Ended
	3/19/05	3/20/04
Interest paid	$ 44	$ 44
Income taxes paid, net of refunds	$ 86	$171

Acquisitions(a):
Fair value of assets acquired	$602	$ 29
Less: Cash paid and debt assumed	(791)	(11)
Add: Minority interest eliminated	221	—

Liabilities assumed	$ 32	$ 18

(a)	In 2005, these amounts include the impact of our first quarter acquisition of General Mills, Inc.’s 40.5% ownership interest in SVE for $750 million. The excess of our purchase price over the preliminary estimate of the fair value of net assets acquired is $529 million. This amount is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of March 19, 2005, pending finalization of our purchase accounting later this year.

Income Taxes

As noted in our 2004 Form 10-K, the American Jobs Creation Act of 2004 (AJCA) was signed by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the AJCA. Therefore, we have not decided on whether, or to what extent, we might repatriate undistributed foreign earnings to the U.S. Until further guidance is available from the Treasury Department, or possibly from Congress, it is difficult to fully quantify the impact of the AJCA if we were to take advantage of that legislation. Based on our analysis to date, however, the maximum amount that we can repatriate under the AJCA is $7.5 billion, which would result in a tax liability of approximately $475 million based on our expectation of how the AJCA will be interpreted. We expect to finalize our assessment of the opportunity presented by the AJCA as soon as further guidance is available, which could be in the second quarter of 2005.

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

Our Critical Accounting Policies

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, the following should be considered. In addition, in the first quarter of 2005, we conformed our methodology for calculating our bad debt reserves across our divisions and modified our policy for recognizing revenue for products shipped to customers by third-party carriers, which reduced our net revenue by $30 million and our operating profit by $2 million.

Sales Incentives and Advertising and Marketing Costs

We offer sales incentives through various programs to our customers and to consumers. These incentives are recorded as a reduction of the sales price of our products. Certain sales incentives are recognized at the time of sale while other incentives, such as bottler funding and customer volume rebates, are recognized during the year incurred, generally in proportion to revenue, based on annual targets. Anticipated payments are estimated based on historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. In addition, certain advertising and marketing costs are also recognized during the year incurred, generally in proportion to revenue.

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

Also see Income Taxes in the Notes to the Condensed Consolidated Financial Statements for a discussion regarding the potential impact of the AJCA on our 2005 financial statements.

Stock-Based Compensation

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model. For the 12 weeks, we recognized stock-based compensation of $77 million in 2005 and $91 million in 2004. These amounts are reflected in selling, general and administrative expenses.

For our 2005 Black-Scholes assumptions, see Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements. We are currently evaluating the potential impact that SFAS 123R could have on our financial statements. We will adopt this Standard no later than in the first quarter of 2006. In addition, two of our anchor bottlers, PBG and PepsiAmericas, Inc., will adopt SFAS 123R no later than in the first quarter of 2006. Their adoption will impact our bottling equity income.

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

Our operations outside of the United States generate over a third of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the quarter, net favorable foreign currency, primarily increases in the Canadian dollar, euro, British pound and Brazilian real, partially offset by declines in the Mexican peso, contributed 1 percentage point to net revenue growth. Declines in these currencies which are not offsetting could adversely impact our future results.

While there is continued pricing pressure on energy costs and certain raw materials, we expect to be able to mitigate this risk in the near term for the majority of these costs through a combination of hedging programs, purchasing commitments and productivity initiatives.

Cautionary statements regarding our trends and future results were included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

Results of Operations—Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. Total servings increased 4% for the 12 weeks, with worldwide beverages and worldwide snacks growing 4% and 3%, respectively.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8 ounce case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to customers. BCS is reported to us by our bottlers on a monthly basis. Our first quarter beverage volume includes PBNA bottler sales for January, February and March and PI bottler sales for January and February.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/19/05	3/20/04	Change
Total net revenue	$6,585	$6,131	7%

Division operating profit	$1,406	$1,274	10%
Corporate unallocated	(159)	(147)	8%

Total operating profit	$1,247	$1,127	11%

Division operating profit margin	21.4%	20.8%	0.6
Total operating profit margin	18.9%	18.4%	0.6

Net revenue increased 7% primarily due to effective net pricing across all divisions, increased volume, and net favorable foreign currency movements. The effective net pricing and volume gains each contributed 3 percentage points, and the net favorable foreign currency movements contributed one percentage point to the net revenue growth.

Total operating profit increased 11% and total margin increased 0.6 percentage points. Division operating profit increased 10% and division margin increased 0.6 percentage points. These gains reflect leverage from the revenue growth, partially offset by increased selling and delivery (S&D) expenses and cost of sales, largely due to higher energy costs and higher S&D labor costs.

Corporate unallocated expenses increased 8%. This increase primarily reflects higher costs associated with our Business Process Transformation initiative and the timing of Corporate departmental expenses, partially offset by favorable comparisons due to higher stock-based compensation in the prior year.

Other Consolidated Results

	12 Weeks Ended
	3/19/05	3/20/04	Change
Bottling equity income	$ 65	$ 39	67%

Interest expense, net	$ (27)	$ (25)	8%

Tax rate	29.0%	29.5%

Net income	$ 912	$ 804	13%

Net income per common share—diluted	$0.53	$0.46	15%

Bottling equity income increased 67% primarily reflecting a $28 million pre-tax gain on our sale of PBG stock, partially offset by slightly weaker bottler results.

Net interest expense increased 8% primarily due to a loss in 2005 in the market value of investments used to economically hedge a portion of our deferred compensation liability compared to a gain in 2004. The related deferred compensation costs are reported in corporate unallocated expenses within selling, general and administrative expenses. The impact of higher debt balances was fully offset by the impact of lower debt rates and higher investment balances and rates.

The tax rate decreased 0.5 percentage points compared to prior year primarily reflecting increased international profit which is taxed at a lower rate.

Net income increased 13% and the related net income per share increased 15%. These increases primarily reflect our solid operating profit growth, as well as the gain on our sale of PBG stock, and for net income per share, the impact of our share repurchases.

Results of Operations—Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Division Net Revenue

	FLNA	PBNA	PI	QFNA	Total
Q1, 2005	$2,263	$1,784	$2,121	$417	$6,585
Q1, 2004	$2,144	$1,718	$1,891	$378	$6,131

% Impact of:
Volume	3%	(1)%	5%	6%	3%
Effective net pricing	3	4	4	3	3
Foreign exchange	—	—	2	1	1
Acquisitions/divestitures	—	—	1	—	—
% Change	6%	4%	12%	10%	7%

Frito-Lay North America

	12 Weeks Ended		Change
	3/19/05	3/20/04
Net revenue	$2,263	$2,144	6%

Operating profit	$ 539	$ 510	6%

Net revenue grew 6% reflecting volume growth of 3% and positive effective net pricing due to salty snack pricing actions and favorable mix. Pound volume grew primarily due to mid single-digit growth in Lay’s Classic potato chips, high single-digit growth in Tostitos, double-digit growth in Dips and Santitas, and high single-digit growth in Fritos. These gains were partially offset by double-digit declines in Toastables, which has been discontinued, Chewy Granola and Doritos Rollitos.

Operating profit grew 6% reflecting the revenue growth, offset by higher cost of sales, driven by energy and freight, and higher S&D costs reflecting higher fuel costs and increased labor and benefit charges.

Products qualifying for our new Smart Spot program represented approximately 12% of net revenue. These products experienced double-digit revenue growth and the balance of the portfolio had mid single-digit revenue growth.

PepsiCo Beverages North America

	12 Weeks Ended		Change
	3/19/05	3/20/04
Net revenue	$1,784	$1,718	4%

Operating profit	$ 415	$ 384	8%

BCS volume increased 1.5% while our concentrate shipments and equivalents (CSE) volume, on which our revenue is based, declined 1%. The decline in CSE was primarily driven by timing of shipments, due in part to prior year product introductions. BCS volume benefited from the timing of Easter which contributed approximately 0.5 percentage points to BCS volume growth.

The BCS volume increase reflects non-carbonated beverage growth of 8%, partially offset by a decline in carbonated soft drinks of 1%. The non-carbonated beverage growth was fueled by double-digit growth in Gatorade, Trademark Aquafina and Propel. The Aquafina growth benefited from the introduction of Aquafina FlavorSplash and Sparkling in the quarter. Tropicana Pure Premium experienced a mid single-digit decline as a result of price increases. The carbonated soft drink performance reflects a low single-digit decline in Trademark Pepsi, partially offset by a low single-digit increase in Trademark Sierra Mist. Trademark Mountain Dew volume was flat. Across the trademarks, a low single-digit decline in regular CSDs was partially offset by mid single-digit diet CSD growth.

Net revenue increased 4%, primarily reflecting favorable product mix which contributed over 2 percentage points to net revenue growth, and price increases taken in the first quarter which contributed another 2 percentage points. The improved product mix primarily reflects the continued migration to non-carbonated beverages.

Operating profit increased 8% reflecting the revenue gain and the favorable resolution of prior year estimated accruals, primarily marketing. The increase was partially offset by higher energy and raw material costs. The net impact of the accrual adjustments contributed 4 points to PBNA operating profit growth and 1 point to total division operating profit growth.

Products qualifying for our new Smart Spot program represented over two thirds of net revenue. These products experienced double-digit revenue growth, and the balance of the portfolio experienced a high single-digit decline.

PepsiCo International

	12 Weeks Ended		Change
	3/19/05	3/20/04
Net revenue	$2,121	$1,891	12%

Operating profit	$ 307	$ 257	20%

International snacks volume grew 4%, comprised of 5% in our Latin America region, 3% in our Europe, Middle East & Africa region and 1% in our Asia Pacific region. The gains were driven by single-digit growth at Gamesa and Sabritas in Mexico and double-digit growth in Brazil, Egypt, Turkey and India, partially offset by a decline of nearly 10% at Walkers in the United Kingdom and the net impact from the divestiture and acquisition activity. The Walkers volume decline primarily resulted from an overall category decline. Also impacting volume growth were both the divestiture of our interest in a Korea joint venture and the acquisition of a business in Romania in the fourth quarter 2004. The divestiture reduced Asia Pacific Region volume growth by 19 percentage points and the acquisition increased the Europe, Middle East & Africa Region volume growth by 2 percentage points.

Beverage volume grew 9%, comprised of 17% in our Asia Pacific region, 11% in our Europe, Middle East & Africa region, and 1% in our Latin America region. Broad-based increases were led by double-digit growth in China, the Middle East, Argentina and India, partially offset by double-digit volume declines in Peru and single-digit volume declines in Mexico. Carbonated soft drinks grew at a high single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 12% driven by the broad-based volume growth and favorable effective net pricing. Foreign currency impact contributed 2 percentage points of growth driven by the favorable euro, British pound and Brazilian real, partially offset by the unfavorable Mexican peso.

Operating profit grew 20% driven largely by the volume and favorable effective net pricing. Foreign currency impact contributed 1 percentage point of growth driven by the favorable British pound, Brazilian real and euro, partially offset by the unfavorable Mexican peso.

Quaker Foods North America

	12 Weeks Ended		Change
	3/19/05	3/20/04
Net revenue	$417	$378	10%

Operating profit	$145	$123	18%

Net revenue increased 10% and volume increased 6%. The volume increase reflects double-digit growth in Oatmeal, Cap’n Crunch cereal and Rice-A-Roni, all driven by innovation. Additionally, Aunt Jemima experienced high single-digit growth. These gains were partially offset by a high single-digit decline in Life cereal, reflecting an unfavorable comparison to last year’s introduction of Honey Graham Life cereal. Favorable product mix, favorable Canadian foreign exchange rates, and price increases on ready-to-eat cereals taken in the third quarter of 2004, each contributed approximately 1 percentage point to net revenue growth.

Operating profit increased 18% reflecting the net revenue growth, partially offset by increased advertising and marketing costs behind current year innovation and programs.

Products qualifying for our new Smart Spot program represented over 60% of net revenue and had double-digit revenue growth. The balance of the portfolio experienced mid single-digit growth.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

In the first quarter 2005 and 2004, our operations provided $749 million and $712 million in cash, respectively, primarily reflecting our solid business results in both periods. In addition, seasonality contributed to the use of cash in operating working capital accounts in both periods.

Investing Activities

During the quarter, we used $1.4 billion, primarily reflecting the $750 million acquisition of SVE, purchases of short-term investments of $528 million, primarily internationally, and capital spending of $181 million. These amounts were partially offset by the proceeds from our sale of PBG stock of $47 million. We continue to expect full year capital spending to approximate 5% of net revenue.

Financing Activities

During the quarter, our financing activities provided $89 million. This source of cash primarily reflected net proceeds from short-term borrowings of $733 million, primarily in the U.S., and stock option proceeds of $233 million, substantially offset by common share repurchases of $494 million and dividend payments of $387 million.

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

	12 Weeks Ended
	3/19/05	3/20/04
Net cash provided by operating activities	$749	$712
Capital spending	(181)	(182)
Sales of property, plant and equipment	25	7

Management operating cash flow	$593	$537

Management operating cash flow was used primarily to repurchase shares and pay dividends, and we expect to continue to return approximately all of our management operating cash flow to our shareholders. We also continue to expect management operating cash flow for the full year to exceed $4.1 billion reflecting our underlying business growth, and expect our share repurchases to range from $2.5 billion to $3.0 billion this year. See Our Business Risks for certain factors that may impact our operating cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 19, 2005 and the related Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the twelve weeks ended March 19, 2005 and March 20, 2004. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 25, 2004, and the related Consolidated Statements of Income, Common Shareholders’ Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 25, 2004, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP

New York, New York

April 14, 2005

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

In addition, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

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

Based on an internal review of the Kmart matters, no officers of PepsiCo, Pepsi-Cola or Frito-Lay are involved. Neither of these matters involves any allegations regarding PepsiCo’s accounting for its transactions with Kmart or PepsiCo’s financial statements.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

A summary of our repurchases (in millions, except average price per share) during the quarter under the $7 billion repurchase program authorized by our Board of Directors and publicly announced on March 29, 2004, and expiring on March 31, 2007, is as follows:

	Shares Repurchased	Average Price Per Share	Authorization Remaining
12/25/04			$4,870
12/26/04—1/22/05	4.6	$52.77	(245)

			4,625
1/23/05—2/19/05	3.0	53.82	(163)

			4,462
2/20/05—3/19/05	1.8	53.18	(94)

	9.4	$53.18	$4,368

ITEM 6.	Exhibits

See Index to Exhibits on page 29.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date:	April 15, 2005	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date:	April 15, 2005	/S/ ROBERT E. COX
Robert E. Cox
Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

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