Form 10-Q
period 2005-06-11
PEPSICO INC
filed 2005-07-14
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 11, 2005 (24 weeks)

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

Number of shares of Common Stock outstanding as of July 8, 2005: 1,669,830,496

PEPSICO, INC. AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/11/05	6/12/04	6/11/05	6/12/04
Net Revenue	$7,697	$7,070	$14,282	$13,201

Cost of sales	3,504	3,213	6,522	6,024
Selling, general and administrative expenses	2,600	2,403	4,891	4,564
Amortization of intangible assets	37	33	66	65

Operating Profit	1,556	1,421	2,803	2,548

Bottling equity income	156	106	221	145
Interest expense	(53)	(37)	(103)	(72)
Interest income	28	12	51	22

Income before income taxes	1,687	1,502	2,972	2,643

Provision for income taxes	493	443	866	780

Net Income	$1,194	$1,059	$2,106	$1,863

Net Income Per Common Share
Basic	$ 0.71	$ 0.62	$ 1.25	$ 1.08
Diluted	$ 0.70	$ 0.61	$ 1.23	$ 1.07

Cash Dividends Declared Per Common Share	$ 0.26	$ 0.23	$ 0.49	$ 0.39

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/11/05	6/12/04
Operating Activities
Net income	$ 2,106	$1,863
Adjustments
Depreciation and amortization	588	568
Stock-based compensation expense	147	175
Cash payments for merger-related and other restructuring charges	(19)	(43)
Bottling equity income, net of dividends	(159)	(117)
Deferred income taxes	(48)	(40)
Net change in operating working capital	(537)	(1,134)
Other, net	285	258

Net Cash Provided by Operating Activities	2,363	1,530

Investing Activities
Snack Ventures Europe (SVE) minority interest acquisition	(750)	—
Capital spending	(478)	(452)
Sales of property, plant and equipment	42	13
Other acquisitions and investments in noncontrolled affiliates	(214)	(27)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	107	—
Divestitures	3	—
Short-term investments, by original maturity
More than three months—purchases	(42)	(21)
More than three months—maturities	24	25
Three months or less, net	(1,144)	(56)

Net Cash Used for Investing Activities	(2,452)	(518)

Financing Activities
Proceeds from issuances of long-term debt	13	499
Payments of long-term debt	(85)	(137)
Short-term borrowings, by original maturity
More than three months—proceeds	44	42
More than three months— payments	(10)	(107)
Three months or less, net	902	276
Cash dividends paid	(774)	(549)
Share repurchases—common	(1,240)	(1,713)
Share repurchases—preferred	(11)	(17)
Proceeds from exercises of stock options	590	725

Net Cash Used for Financing Activities	(571)	(981)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25)	(11)

Net (Decrease)/Increase in Cash and Cash Equivalents	(685)	20
Cash and Cash Equivalents—Beginning of year	1,280	820

Cash and Cash Equivalents—End of period	$ 595	$ 840

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/11/05	12/25/04
Assets
Current Assets
Cash and cash equivalents	$ 595	$ 1,280
Short-term investments	3,328	2,165

	3,923	3,445

Accounts and notes receivable, less allowance: 6/05—$70, 12/04—$97	3,504	2,999

Inventories
Raw materials	749	665
Work-in-process	239	156
Finished goods	834	720

	1,822	1,541
Prepaid expenses and other current assets	661	654

Total Current Assets	9,910	8,639

Property, Plant and Equipment	16,119	15,930
Accumulated Depreciation	(8,063)	(7,781)

	8,056	8,149

Amortizable Intangible Assets, net	555	598

Goodwill	3,875	3,909
Other Nonamortizable Intangible Assets	894	933

	4,769	4,842

Investments in Noncontrolled Affiliates	3,305	3,284
Other Assets	3,089	2,475

Total Assets	$29,684	$27,987

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/11/05	12/25/04
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings obligations	$ 2,000	$ 1,054
Accounts payable and other current liabilities	5,422	5,599
Income taxes payable	546	99

Total Current Liabilities	7,968	6,752

Long-term Debt Obligations	2,331	2,397

Other Liabilities	4,024	4,099

Deferred Income Taxes	1,171	1,216

Total Liabilities	15,494	14,464

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(101)	(90)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share: Authorized 3,600 shares, issued 6/05 and 12/04—1,782 shares	30	30
Capital in excess of par value	609	618
Retained earnings	20,011	18,730
Accumulated other comprehensive loss	(1,030)	(886)

	19,620	18,492

Less: Repurchased shares, at cost: 6/05—109 shares, 12/04—103 shares	(5,370)	(4,920)

Total Common Shareholders’ Equity	14,250	13,572

Total Liabilities and Shareholders’ Equity	$29,684	$27,987

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/11/05	6/12/04	6/11/05	6/12/04
Net Income	$1,194	$1,059	$2,106	$1,863

Other Comprehensive Loss
Currency translation adjustment	(190)	(132)	(176)	(76)
Cash flow hedges, net of related taxes:
Net derivative gains	11	2	23	2
Reclassification of losses to net income	1	1	9	4
Other	1	—	—	2

	(177)	(129)	(144)	(68)

Comprehensive Income	$1,017	$ 930	$1,962	$1,795

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 11, 2005, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 11, 2005 and June 12, 2004, and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 11, 2005 and June 12, 2004 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 25, 2004. In the first quarter of 2005, we conformed our methodology for calculating our bad debt reserves across our divisions and modified our policy for recognizing revenue for products shipped to customers by third-party carriers. These changes reduced our net revenue by $10 million and $40 million and our operating profit by $6 million and $8 million in the 12 and 24 weeks ended June 11, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual sales incentives, and certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and any changes in our ownership interests of these affiliates. In 2005, bottling equity income includes a $35 million and $64 million pre-tax gain on our sale of PBG stock in the 12 and 24 weeks ended June 11, 2005.

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

Our Divisions

	12 Weeks Ended		24 Weeks Ended
	6/11/05	6/12/04	6/11/05	6/12/04
NET REVENUE
FLNA	$2,373	$2,235	$ 4,636	$ 4,379
PBNA	2,218	2,134	4,002	3,852
PI	2,756	2,398	4,877	4,289
QFNA	350	303	767	681

	$7,697	$7,070	$14,282	$13,201

OPERATING PROFIT
FLNA	$ 594	$ 560	$ 1,133	$ 1,070
PBNA	555	534	970	918
PI	452	368	759	625
QFNA	113	91	258	214

Total division	1,714	1,553	3,120	2,827
Corporate	(158)	(132)	(317)	(279)

	$1,556	$1,421	$ 2,803	$ 2,548

			6/11/05	12/25/04
TOTAL ASSETS
FLNA			$ 5,551	$ 5,476
PBNA			6,455	6,048
PI			9,695	8,921
QFNA			910	978

Total division			22,611	21,423
Corporate			4,078	3,569
Investments in bottling affiliates			2,995	2,995

			$29,684	$27,987

Intangible Assets

	6/11/05	12/25/04
Amortizable intangible assets, net
Brands	$1,018	$1,008
Other identifiable intangibles	231	225

	1,249	1,233
Accumulated amortization	(694)	(635)

	$ 555	$ 598

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/25/04	Acquisitions	Translation & Other	Balance 6/11/05
FLNA
Goodwill	$ 138	$—	$(2)	$ 136

PBNA
Goodwill	2,161	—	(1)	2,160
Brands	59	—	—	59

	2,220	—	(1)	2,219

PI
Goodwill	1,435	10	(41)	1,404
Brands	869	—	(39)	830

	2,304	10	(80)	2,234

QFNA
Goodwill	175	—	—	175

Corporate
Pension intangible	5	—	—	5

Total goodwill	$3,909	10	(44)	$3,875
Total brands	928	—	(39)	889
Total pension intangible	5	—	—	5

	$4,842	$ 10	$(83)	$4,769

Stock-Based Compensation

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model. For the 12 weeks, we recognized stock-based compensation expense of $70 million in 2005 and $84 million in 2004. For the 24 weeks, we recognized stock-based compensation expense of $147 million in 2005 and $175 million in 2004. These amounts are reflected in selling, general and administrative expenses.

We are currently evaluating the impact of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment. We will adopt this Standard no later than in the first quarter of 2006. In addition, two of our anchor bottlers, PBG and PepsiAmericas, Inc., will adopt SFAS 123R no later than in the first quarter of 2006 which will impact our bottling equity income.

We currently recognize stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, we will amortize new option grants to such retirement eligible employees over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If we had historically recognized stock-based compensation cost for these employees under this accelerated method, $32 million of compensation cost would have been accelerated and cumulatively recognized through June 11, 2005. The impact of recognizing stock-based compensation under this accelerated method for the 12 and 24 weeks ended June 11, 2005 would have been immaterial.

Our weighted average Black-Scholes fair value assumptions are as follows:

	12 and 24 Weeks Ended
	6/11/05	6/12/04
Expected life	6 yrs.	6 yrs.
Risk free interest rate	3.8%	3.3%
Expected volatility	24%	26%
Expected dividend yield	1.8%	1.8%

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	6/11/05	6/12/04	6/11/05	6/12/04
	Pension		Retiree Medical
Service cost	$57	$51	$ 9	$ 9
Interest cost	81	73	18	17
Expected return on plan assets	(96)	(90)	—	—
Amortization of prior service cost/(benefit)	1	2	(2)	(2)
Amortization of experience loss	28	21	6	4

Total expense	$71	$57	$31	$28

	24 Weeks Ended
	6/11/05	6/12/04	6/11/05	6/12/04
	Pension		Retiree Medical
Service cost	$114	$101	$18	$18
Interest cost	163	146	36	33
Expected return on plan assets	(193)	(179)	—	—
Amortization of prior service cost/(benefit)	2	3	(4)	(4)
Amortization of experience loss	56	42	12	9

Total expense	$142	$113	$62	$56

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	6/11/05		6/12/04
	Income	Shares(a)	Income	Shares(a)
Net income	$1,194		$1,059
Preferred shares:
Redemption premium	(5)		(6)

Net income available for common shareholders	$1,189	1,676	$1,053	1,704

Basic net income per common share	$ 0.71		$ 0.62

Net income available for common shareholders	$1,189	1,676	$1,053	1,704
Dilutive securities:
Stock options and restricted stock units(b)	—	34	—	36
ESOP convertible preferred stock	5	2	6	3

Diluted	$1,194	1,712	$1,059	1,743

Diluted net income per common share	$ 0.70		$ 0.61

	24 Weeks Ended
	6/11/05		6/12/04
	Income	Shares(a)	Income	Shares(a)
Net income	$2,106		$1,863
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(9)		(14)

Net income available for common shareholders	$2,096	1,677	$1,848	1,706

Basic net income per common share	$ 1.25		$ 1.08

Net income available for common shareholders	$2,096	1,677	$1,848	1,706
Dilutive securities:
Stock options and restricted stock units(b)	—	33	—	31
ESOP convertible preferred stock	10	2	15	3

Diluted	$2,106	1,712	$1,863	1,740

Diluted net income per common share	$ 1.23		$ 1.07

(a)	Weighted average common shares outstanding.
(b)	There were no out-of-the-money options for the 12 weeks in 2005. Options to purchase 6.0 million shares for the 24 weeks in 2005 and 0.2 million shares for the 12 weeks and 14.3 million shares for the 24 weeks in 2004 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $53.77 for the 24 weeks in 2005 and $54.25 for the 12 weeks and $52.13 for the 24 weeks in 2004.

Supplemental Cash Flow Information

	24 Weeks Ended
	6/11/05	6/12/04
Interest paid	$ 88	$ 63
Income taxes paid, net of refunds	$252	$1,105	(a)

Acquisitions(b):
Fair value of assets acquired	$784	$ 30
Less: Cash paid and debt assumed	(964)	(27)
Add: SVE minority interest eliminated	208	—

Liabilities assumed	$ 28	$ 3

(a)	The 24 weeks in 2004 includes a tax payment of $760 million as a result of our 2003 settlement with the Internal Revenue Service.
(b)	In 2005, these amounts include the impact of our first quarter acquisition of General Mills, Inc.’s 40.5% ownership interest in SVE for $750 million. The excess of our purchase price over the preliminary estimate of the fair value of net assets acquired is $542 million. This amount is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of June 11, 2005, pending finalization of our purchase accounting later this year.

Income Taxes

As noted in our 2004 Form 10-K, the American Jobs Creation Act of 2004 (AJCA) was signed by the President on October 22, 2004. The AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. We are in the process of developing a complete analysis of the costs and benefits of repatriating under the AJCA. Therefore, we have not yet decided on whether, or how much, to repatriate, but we plan to discuss it at the next meeting of our Board of Directors on July 22. Based on our analysis to date, however, the maximum amount that we can repatriate under the AJCA is $7.5 billion, which would result in a tax liability of approximately $475 million.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, which relates to inventory costs and the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS 151 are effective for inventory costs incurred beginning in the first quarter of 2006. We are currently evaluating the impact of adopting SFAS 151 on our financial statements, but we do not expect the impact to be significant.

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

Our Critical Accounting Policies

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, the following should be considered. In the first quarter of 2005, we conformed our methodology for calculating our bad debt reserves across our divisions and modified our policy for recognizing revenue for products shipped to customers by third-party carriers. These changes reduced our net revenue by $10 million and $40 million and our operating profit by $6 million and $8 million in the 12 and 24 weeks ended June 11, 2005.

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

Stock-Based Compensation

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model. For the 12 weeks, we recognized stock-based compensation of $70 million in 2005 and $84 million in 2004. For the 24 weeks, we recognized stock-based compensation of $147 million in 2005 and $175 million in 2004. These amounts are reflected in selling, general and administrative expenses.

We are currently evaluating the impact that SFAS 123R could have on our financial statements. We will adopt this Standard no later than in the first quarter of 2006. In addition, two of our anchor bottlers, PBG and PepsiAmericas, Inc., will adopt SFAS 123R no later than in the first quarter of 2006 which will impact our bottling equity income.

We currently recognize stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, we will amortize new option grants to such retirement eligible employees over a shorter period, consistent with the accelerated retirement vesting provisions of these grants. If we had historically recognized stock-based compensation cost for these employees under this accelerated method, $32 million of compensation cost would have been accelerated and cumulatively recognized through June 11, 2005. The impact of recognizing stock-based compensation under this accelerated method for the 12 and 24 weeks ended June 11, 2005 would have been immaterial.

For our 2005 Black-Scholes assumptions, see Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, which relates to inventory costs and the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS 151 are effective for inventory costs incurred beginning in the first quarter of 2006. We are currently evaluating the impact of adopting SFAS 151 on our financial statements, but we do not expect the impact to be significant.

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

Our operations outside of the United States generate approximately 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 24 weeks, net favorable foreign currency, primarily increases in the Canadian dollar, euro, Brazilian real and British pound contributed over 1 percentage point to net revenue growth. Currency declines which are not offset could adversely impact our future results.

While there is continued pricing pressure on energy costs and certain raw materials, we expect to be able to mitigate this risk in the near term for the majority of these costs through a combination of purchasing commitments, productivity initiatives and hedging programs.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks and the 24 weeks, total servings increased 4%, with worldwide beverages growing 5% and worldwide snacks growing 3%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8 ounce case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to customers. BCS is reported to us by our bottlers on a monthly basis. Our second quarter beverage volume includes PBNA bottler sales for April and May and PI bottler sales for March, April, and May.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/11/05	6/12/04	Change	6/11/05	6/12/04	Change
Total net revenue	$7,697	$7,070	9%	$14,282	$13,201	8%

Division operating profit	$1,714	$1,553	10%	$ 3,120	$ 2,827	10%
Corporate unallocated	(158)	(132)	19%	(317)	(279)	13%

Total operating profit	$1,556	$1,421	10%	$ 2,803	$ 2,548	10%

Division operating profit margin	22.3%	22.0%	0.3	21.8%	21.4%	0.4
Total operating profit margin	20.2%	20.1%	0.1	19.6%	19.3%	0.3

12 Weeks

Net revenue increased 9% reflecting favorable effective net pricing across all divisions, increased volume and net favorable foreign currency movements. The effective net pricing contributed over 4 percentage points to revenue growth, and the volume gains and net favorable foreign currency movements each contributed approximately 2 percentage points.

Total operating profit increased 10% and margin increased 0.1 percentage points. Division operating profit increased 10% and margin increased 0.3 percentage points. These gains reflect leverage from the revenue growth, partially offset by increased cost of sales and selling and delivery (S&D) expenses, largely due to higher energy costs and higher S&D labor costs.

Corporate unallocated expenses increased 19%. This increase primarily reflects higher employee-related costs and higher costs associated with our Business Process Transformation (BPT) initiative.

24 Weeks

Net revenue increased 8% reflecting favorable effective net pricing across all divisions, increased volume and net favorable foreign currency movements. The effective net pricing contributed 4 percentage points, the volume gains contributed over 2 percentage points, and the net favorable foreign currency movements contributed over 1 percentage point to revenue growth.

Total operating profit increased 10% and margin increased 0.3 percentage points. Division operating profit increased 10% and margin increased 0.4 percentage points. These gains reflect leverage from the revenue growth, partially offset by increased cost of sales and S&D expenses, largely due to higher energy costs and higher S&D labor costs.

Corporate unallocated expenses increased 13%. This increase primarily reflects higher costs associated with our Business Process Transformation initiative, as well as higher Corporate departmental expenses and employee-related costs.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/11/05	6/12/04	Change	6/11/05	6/12/04	Change
Bottling equity income	$ 156	$ 106	47%	$ 221	$ 145	52%

Interest expense, net	$ (25)	$ (25)	—	$ (52)	$ (50)	4%

Tax rate	29.3%	29.5%		29.1%	29.5%

Net income	$1,194	$1,059	13%	$2,106	$1,863	13%

Net income per common share—diluted	$ 0.70	$ 0.61	15%	$ 1.23	$ 1.07	15%

12 Weeks

Bottling equity income increased 47% reflecting a $35 million pre-tax gain on our sale of PBG stock, as well as stronger bottler results.

Net interest expense remained unchanged. The impact of favorable interest rates and higher cash balances was fully offset by the impact of higher debt levels.

The tax rate decreased 0.2 percentage points primarily reflecting increased international profit which is taxed at a lower rate. This decrease was partially offset by deferred taxes related to our unconsolidated affiliates recognized in the quarter.

Net income increased 13% and the related net income per share increased 15%. These increases reflect our solid operating profit growth, increased bottling equity income, including the gain on our PBG stock sale, and, for net income per share, the impact of our share repurchases.

24 Weeks

Bottling equity income increased 52% reflecting a $64 million pre-tax gain on our sale of PBG stock, as well as higher bottler results.

Net interest expense increased 4% reflecting the impact of higher debt levels and an unfavorable comparison to prior year gains in the market value of investments used to economically hedge a portion of our deferred compensation liability. This increase was substantially offset by the impact of favorable interest rates and higher cash balances.

The tax rate decreased 0.4 percentage points primarily reflecting increased international profit which is taxed at a lower rate.

Net income increased 13% and the related net income per share increased 15%. These increases reflect our solid operating profit growth, increased bottling equity income, including the gain on our PBG stock sale, and, for net income per share, the impact of our share repurchases.

Results of Operations—Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to our Condensed Consolidated Financial Statements.

Division Net Revenue

12 Weeks Ended	FLNA	PBNA	PI	QFNA	Total
Q2, 2005	$2,373	$2,218	$2,756	$350	$7,697
Q2, 2004	$2,235	$2,134	$2,398	$303	$7,070

% Impact of:
Volume	2%	(1)%	4%	12%	2%
Effective net pricing	3	5	5	3	4
Foreign exchange	1	—	4	1	2
Acquisitions/divestitures	—	—	1	—	1
% Change	6%	4%	15%	16%	9%
Division Net Revenue

24 Weeks Ended	FLNA	PBNA	PI	QFNA	Total
Q2, 2005	$4,636	$4,002	$4,877	$767	$14,282
Q2, 2004	$4,379	$3,852	$4,289	$681	$13,201

% Impact of:
Volume	2%	(1)%	5%	8%	2%
Effective net pricing	3	5	4	4	4
Foreign exchange	1	—	3	1	1
Acquisitions/divestitures	—	—	1	—	—
% Change	6%	4%	14%	13%	8%

Frito-Lay North America

	12 Weeks Ended			24 Weeks Ended
	6/11/05	6/12/04	Change	6/11/05	6/12/04	Change
Net revenue	$2,373	$2,235	6%	$4,636	$4,379	6%

Operating profit	$ 594	$ 560	6%	$1,133	$1,070	6%

12 Weeks

Net revenue grew 6% reflecting volume growth of 2% and positive effective net pricing due to salty snack pricing actions and favorable mix on both salty and convenience food products. Pound volume grew primarily due to double-digit growth in Santitas and Sun Chips, mid single-digit growth in Cheetos, low single-digit growth in Lay’s Classic potato chips and Doritos, high single-digit growth in Fritos, and mid single-digit growth in Tostitos. These gains were partially offset by double-digit declines in Doritos Rollitos and Rold Gold, single-digit declines in Ruffles and the discontinuance of Toastables. Salty snacks revenue grew 6% with volume growth of 3%, and convenience food products revenue grew 14% with only a slight increase in volume.

Operating profit grew 6% primarily driven by revenue growth. This growth was partially offset by higher S&D costs reflecting higher fuel costs and increased labor and benefit charges and higher cost of sales, driven by raw materials and freight. The impact of these increased costs was reduced by a favorable casualty insurance actuarial adjustment reflecting improved safety performance.

Products qualifying for our Smart Spot program represented 13% of net revenue. These products experienced double-digit revenue growth while the balance of the portfolio had mid single-digit revenue growth.

24 Weeks

Net revenue grew 6% reflecting volume growth of 2.5% and positive effective net pricing due to salty snack pricing actions and favorable mix. Pound volume grew primarily due to low single-digit growth in Lay’s Classic potato chips, double-digit growth in Santitas, mid single-digit growth in Cheetos and Tostitos, high single-digit growth in Fritos and Dips, and double-digit growth in Sun Chips. These gains were partially offset by double-digit declines in Doritos Rollitos and the discontinuance of Toastables. Salty snacks revenue grew over 5% with volume growth of 3%, and convenience food products revenue grew 12% despite volume declines of 3%.

Operating profit grew 6% primarily driven by revenue growth. This growth was partially offset by higher S&D costs reflecting higher fuel costs and increased labor and benefit charges and higher cost of sales, driven by raw materials, natural gas and freight. The impact of these increased costs was reduced by a favorable casualty insurance actuarial adjustment reflecting improved safety performance.

Products qualifying for our Smart Spot program represented nearly 13% of net revenue. These products experienced double-digit revenue growth while the balance of the portfolio had mid single-digit revenue growth.

PepsiCo Beverages North America

	12 Weeks Ended			24 Weeks Ended
	6/11/05	6/12/04	Change	6/11/05	6/12/04	Change
Net revenue	$2,218	$2,134	4%	$4,002	$3,852	4%

Operating profit	$ 555	$ 534	4%	$ 970	$ 918	6%

12 weeks

BCS volume decreased 0.5%. BCS volume was negatively impacted by the timing of Easter which reduced volume growth by about 0.5 percentage points. The BCS volume performance reflects a 4% decline in carbonated soft drinks, substantially offset by a 5% increase in non-carbonated beverages. The carbonated soft drink (CSD) performance reflects mid-single digit declines for each of our three trademarks (Pepsi, Mountain Dew and Sierra Mist). A mid single-digit decline in regular CSDs was partially offset by low single-digit diet CSD growth. The non-carbonated beverage growth was driven by double-digit growth in Trademark Aquafina, low single-digit growth in Gatorade and double-digit growth in Propel. Trademark Aquafina benefited from both lower retail pricing and the first quarter introductions of Aquafina Flavorsplash and Sparkling. Tropicana Pure Premium experienced a high single-digit volume decline as a result of higher pricing.

Net revenue increased 4%. Favorable effective net pricing contributed almost 5 percentage points of this growth, reflecting the continued migration from CSDs to non-carbonated beverages, price increases taken in the first quarter, primarily on concentrate and Tropicana Pure Premium, and a favorable comparison to prior year trade spending, including the settlement of prior year accruals. This growth was partially offset by a 1% decline in concentrate shipments and equivalents (CSE).

Operating profit increased 4%. This increase reflects the net revenue growth, including the favorable trade spending settlement, and the absence of restructuring costs recorded in the prior year, partially offset by higher raw material and energy costs.

Products qualifying for our Smart Spot program represented over two thirds of net revenue. These products experienced mid single-digit revenue growth, and the balance of the portfolio was flat.

24 weeks

BCS volume increased almost 1% while our CSE volume, on which our revenue is based, declined 1%. The decline in CSE was primarily driven by timing of shipments. The BCS volume increase reflects non-carbonated beverage growth of almost 7%, substantially offset by a 2% decline in carbonated soft drinks. The non-carbonated beverage growth was driven by double-digit increases in both Trademark Aquafina and Propel, as well as high single-digit growth in Gatorade. Trademark Aquafina benefited from the introductions of Aquafina FlavorSplash and Sparkling in the first quarter. Tropicana Pure Premium experienced a mid single-digit volume decline as a result of higher pricing. The CSD performance reflects a low single-digit decline across all three major trademarks. Across the trademarks, a mid single-digit decline in regular CSDs was partially offset by low single-digit growth in diet CSDs.

Net revenue increased 4%. Favorable effective net pricing contributed 5 percentage points of this growth, reflecting the continued migration from CSDs to non-carbonated beverages, price increases taken in the first quarter, primarily on concentrate and Tropicana Pure Premium, and a favorable comparison to prior year trade spending, including the settlement of prior year accruals.

Operating profit grew 6%, primarily reflecting the net revenue growth, the absence of restructuring costs recorded in the prior year, and the favorable resolution of prior year estimated accruals, including the favorable trade spending settlement. This increase was partially offset by higher raw material and energy costs.

Products qualifying for our Smart Spot program represented over two-thirds of net revenue. These products experienced high single-digit revenue growth, and the balance of the portfolio experienced a mid single-digit decline.

PepsiCo International

	12 Weeks Ended			24 Weeks Ended
	6/11/05	6/12/04	Change	6/11/05	6/12/04	Change
Net revenue	$2,756	$2,398	15%	$4,877	$4,289	14%

Operating profit	$ 452	$ 368	23%	$ 759	$ 625	21%

12 Weeks

International snacks volume grew 3%, driven principally by growth of 9% in the Europe, Middle East & Africa region. The Asia region was flat to prior year and the Latin America region was down slightly. The divesture last year of our interest in a South Korea joint venture reduced Asia region volume by 19 percentage points, and the acquisition of a business in Romania late in 2004 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. This divestiture and acquisition activity had no net impact on the reported total PepsiCo International snack volume growth rate. The overall gains for the second quarter were driven by double-digit growth in India, Russia, China, and Turkey, partially offset by single-digit declines at Gamesa in Mexico, Walkers in the United Kingdom and Sabritas in Mexico. These declines were principally due to marketplace pressures, the timing of the promotional calendars in the quarter and pricing actions.

Beverage volume grew 10%, comprised of 13% in the Europe, Middle East & Africa region, 7% in the Latin America region and 7% in the Asia Pacific region. Broad-based increases were led by double-digit growth in the Middle East, China, Argentina and Venezuela. This was partially offset by a high single-digit decline in India related to pricing actions. Carbonated soft drinks grew at a high single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 15%, driven by favorable effective net pricing and the broad-based volume growth. Foreign currency impact contributed 4 percentage points of growth, reflecting the favorable euro, Brazilian real, Mexican peso and British pound.

Operating profit grew 23% driven largely by favorable effective net pricing and the broad-based volume growth, partially offset by increased energy and raw material costs. Foreign currency impact contributed 5 percentage points of growth, primarily due to favorability in the Mexican peso, British pound, Brazilian real and euro.

24 Weeks

International snacks volume grew 3%, reflecting growth of 6% in the Europe, Middle East & Africa region and 2% in the Latin America region, with the Asia Pacific region flat to prior year. The divesture last year of our interest in a South Korea joint venture reduced Asia region volume by 19 percentage points, and the acquisition of a business in Romania late in 2004 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. The divestiture and acquisition activity had no net impact on the reported total PepsiCo International snack volume growth rate. The overall gains for the first half of the year reflected double-digit growth in India, China, Turkey, Russia and Australia, partially offset by a single-digit decline at Walkers in the United Kingdom. The decline at Walkers is due principally to marketplace pressures.

Beverage volume grew 9%, comprised of 12% in the Europe, Middle East & Africa region, 10% in the Asia Pacific region and 5% in the Latin America region. Broad-based increases were led by double-digit growth in the Middle East, China, Argentina and Venezuela, partially offset by a single-digit decline in India. Carbonated soft drinks grew at a high single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 14%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Foreign currency contributed 3 percentage points of growth, with the euro, Brazilian real and British pound all appreciating against the dollar.

Operating profit grew 21% driven largely by favorable effective net pricing and the broad-based volume growth, partially offset by increased energy and raw material costs. Foreign currency contributed 3 percentage points of growth based on the favorable British pound, Brazilian real, euro and Mexican peso.

Quaker Foods North America

	12 Weeks Ended			24 Weeks Ended
	6/11/05	6/12/04	Change	6/11/05	6/12/04	Change
Net revenue	$350	$303	16%	$767	$681	13%

Operating profit	$113	$ 91	24%	$258	$214	20%

12 Weeks

Net revenue increased 16% and volume increased 12%. The volume increase reflects double-digit growth in Oatmeal, Rice-A-Roni and Pasta Roni, all driven by innovation, as well as double-digit growth in Aunt Jemima, driven by distribution gains. Higher effective net pricing contributed nearly 3 percentage points of growth reflecting the settlement of prior year trade spending accruals, price increases on ready-to-eat cereals taken in the third quarter of 2004 and favorable product mix. Favorable Canadian foreign exchange rates also contributed approximately 1 percentage point to net revenue growth.

Operating profit increased 24% reflecting the net revenue growth and favorable cost of sales comparisons, partially offset by increased advertising and marketing costs behind new innovation programs and core brands.

Products qualifying for our Smart Spot program represented approximately half of net revenue and had double-digit revenue growth consistent with the balance of the portfolio.

24 Weeks

Net revenue grew 13% and volume increased 8%. The volume increase reflects double-digit growth in Oatmeal, Rice-A-Roni and Pasta Roni, all driven by innovation, as well as double-digit growth in Aunt Jemima, driven by distribution gains. High single-digit growth in Cap’n Crunch also contributed to the increase. Higher effective net pricing contributed 4 percentage points of growth, primarily reflecting favorable product mix, the settlement of prior year trade spending accruals, and price increases on ready-to-eat cereals taken in the third quarter of 2004. Favorable Canadian foreign exchange rates also contributed approximately 1 percentage point to net revenue growth.

Operating profit increased 20% reflecting the net revenue growth and favorable cost of sales comparisons, partially offset by increased advertising and marketing costs behind new innovation programs and core brands.

Products qualifying for our Smart Spot program represented approximately half of net revenue and had double-digit revenue growth consistent with the balance of the portfolio.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 24 weeks, our operations provided $2.4 billion of cash primarily reflecting our solid business results, as well as the absence of a $760 million prior year tax payment related to our 2003 settlement with the IRS.

Investing Activities

During the 24 weeks, we used $2.5 billion, primarily reflecting net purchases of short-term investments of $1.2 billion, primarily internationally, acquisitions of almost $1 billion, primarily the $750 million acquisition of SVE, and capital spending of $478 million. These amounts were partially offset by the proceeds from our sale of PBG stock of $107 million. We continue to expect full year capital spending to approximate 5% of net revenue.

Financing Activities

During the 24 weeks, we used $571 million, primarily reflecting common share repurchases of $1.2 billion and dividend payments of $774 million, substantially offset by net proceeds from short-term borrowings of $936 million, primarily in the U.S., and stock option proceeds of $590 million.

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

	24 Weeks Ended
	6/11/05	6/12/04
Net cash provided by operating activities	$2,363	$1,530
Capital spending	(478)	(452)
Sales of property, plant and equipment	42	13

Management operating cash flow	$1,927	$1,091

Management operating cash flow was used primarily to repurchase shares and pay dividends, and we expect to continue to return approximately all of our management operating cash flow to our shareholders. We also continue to expect management operating cash flow for the full year to exceed $4.1 billion reflecting our underlying business growth, and expect share repurchases to range from $2.5 billion to $3.0 billion this year. See Our Business Risks for certain factors that may impact our operating cash flows.

Upon adoption of SFAS 123R, we will be required to record tax benefits related to stock-based compensation exercises in excess of the tax benefits initially recorded as a cash inflow from financing activities rather than as a reduction in operating cash outflows. We are currently evaluating the impact on the classification of our cash flows of the adoption of SFAS 123R.

Report of Independent Registered Public Accounting Firm

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 11, 2005 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 11, 2005 and June 12, 2004 and the Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 11, 2005 and June 12, 2004. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

/s/    KPMG LLP

New York, New York

July 12, 2005

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

In addition, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of our repurchases (in millions, except average price per share) during the quarter under the $7 billion repurchase program authorized by our Board of Directors and publicly announced on March 29, 2004, and expiring on March 31, 2007, is as follows:

	Shares Repurchased	Average Price Per Share	Authorization Remaining
3/19/05			$4,368
3/20/05—4/16/05	4.6	$52.95	(243)

			4,125
4/17/05—5/14/05	4.7	55.94	(263)

			3,862
5/15/05—6/11/05	4.7	56.34	(264)

	14.0	$55.09	$3,598

ITEM 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at PepsiCo’s Annual Meeting of Shareholders held on May 4, 2005.

Election of Directors

Nominee	For	Withheld
John F. Akers	1,409,510,659	43,521,663
Robert E. Allen	1,411,015,311	42,017,011
Ray L. Hunt	1,423,859,671	29,172,651
Arthur C. Martinez	1,395,371,017	57,661,305
Indra K. Nooyi	1,379,816,421	73,215,901
Steven S Reinemund	1,415,459,992	37,572,330
Sharon Percy Rockefeller	1,410,960,263	42,072,059
James J. Schiro	1,430,924,856	22,107,466
Franklin A. Thomas	1,409,660,179	43,372,143
Cynthia M Trudell	1,430,563,762	22,468,560
Solomon D. Trujillo	1,426,351,612	26,680,710
Daniel Vasella	1,430,677,779	22,354,543

Description of Proposals

	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of KPMG LLP as independent auditors	1,415,466,918	27,522,717	10,042,687

Political Contributions	89,404,156	1,017,519,836	108,359,364	237,748,966

ITEM 6.	Exhibits

See Index to Exhibits on page 32.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date:	July 14, 2005	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date:	July 14, 2005	/S/ ROBERT E. COX
Robert E. Cox
Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 10	Agreement between PepsiCo, Inc. and Gary M. Rodkin effective April 18, 2005

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350