Form 10-Q
period 2005-09-03
PEPSICO INC
filed 2005-09-30
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2005 (36 weeks)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Number of shares of Common Stock outstanding as of September 23, 2005: 1,659,193,974

PEPSICO, INC. AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/3/05	9/4/04	9/3/05	9/4/04
Net Revenue	$8,184	$7,257	$22,466	$20,458

Cost of sales	3,733	3,300	10,255	9,324
Selling, general and administrative expenses	2,734	2,410	7,625	6,974
Amortization of intangible assets	37	35	103	100

Operating Profit	1,680	1,512	4,483	4,060

Bottling equity income	209	147	430	292
Interest expense	(58)	(41)	(161)	(113)
Interest income	37	15	88	37

Income before income taxes	1,868	1,633	4,840	4,276

Provision for income taxes	1,004	269	1,870	1,049

Net Income	$ 864	$1,364	$ 2,970	$ 3,227

Net Income Per Common Share
Basic	$ 0.52	$ 0.80	$ 1.77	$ 1.89
Diluted	$ 0.51	$ 0.79	$ 1.74	$ 1.86

Cash Dividends Declared Per Common Share	$ 0.26	$ 0.23	$ 0.75	$ 0.62

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/3/05	9/4/04
Operating Activities
Net income	$ 2,970	$ 3,227
Adjustments
Depreciation and amortization	896	863
Stock-based compensation expense	215	261
Cash payments for merger-related and other restructuring charges	(21)	(57)
Bottling equity income, net of dividends	(345)	(248)
Deferred income taxes	101	62
Net change in operating working capital	251	(659)
Other, net	491	268

Net Cash Provided by Operating Activities	4,558	3,717

Investing Activities
Snack Ventures Europe (SVE) minority interest acquisition	(750)	—
Capital spending	(796)	(700)
Sales of property, plant and equipment	65	15
Other acquisitions and investments in noncontrolled affiliates	(302)	(28)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	177	—
Divestitures	3	—
Short-term investments, by original maturity More than three months—purchases	(82)	(28)
More than three months—maturities	56	34
Three months or less, net	(1,832)	(92)

Net Cash Used for Investing Activities	(3,461)	(799)

Financing Activities
Proceeds from issuances of long-term debt	13	504
Payments of long-term debt	(145)	(175)
Short-term borrowings, by original maturity
More than three months—proceeds	51	94
More than three months—payments	(66)	(111)
Three months or less, net	1,236	32
Cash dividends paid	(1,209)	(940)
Share repurchases—common	(2,085)	(2,475)
Share repurchases—preferred	(14)	(20)
Proceeds from exercises of stock options	707	846

Net Cash Used for Financing Activities	(1,512)	(2,245)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21)	(12)

Net (Decrease)/Increase in Cash and Cash Equivalents	(436)	661
Cash and Cash Equivalents—Beginning of year	1,280	820

Cash and Cash Equivalents—End of period	$ 844	$ 1,481

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	9/3/05	12/25/04
Assets
Current Assets
Cash and cash equivalents	$ 844	$ 1,280
Short-term investments	4,028	2,165

	4,872	3,445

Accounts and notes receivable, less allowance: 9/05—$74, 12/04—$97	3,757	2,999

Inventories
Raw materials	716	665
Work-in-process	180	156
Finished goods	768	720

	1,664	1,541
Prepaid expenses and other current assets	498	654

Total Current Assets	10,791	8,639

Property, Plant and Equipment	16,427	15,930
Accumulated Depreciation	(8,264)	(7,781)

	8,163	8,149

Amortizable Intangible Assets, net	530	598

Goodwill	3,893	3,909
Other Nonamortizable Intangible Assets	898	933

	4,791	4,842

Investments in Noncontrolled Affiliates	3,450	3,284
Other Assets	3,173	2,475

Total Assets	$30,898	$27,987

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/3/05	12/25/04
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings obligations	$ 2,266	$ 1,054
Accounts payable and other current liabilities	5,860	5,599
Income taxes payable	890	99

Total Current Liabilities	9,016	6,752

Long-term Debt Obligations	2,300	2,397

Other Liabilities	4,144	4,099

Deferred Income Taxes	1,338	1,216

Total Liabilities	16,798	14,464

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(104)	(90)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share: Authorized 3,600 shares, issued 9/05 and 12/04—1,782 shares	30	30
Capital in excess of par value	641	618
Retained earnings	20,441	18,730
Accumulated other comprehensive loss	(921)	(886)

	20,191	18,492

Less: Repurchased shares, at cost: 9/05—121 shares, 12/04—103 shares	(6,028)	(4,920)

Total Common Shareholders’ Equity	14,163	13,572

Total Liabilities and Shareholders’ Equity	$30,898	$27,987

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/3/05	9/4/04	9/3/05	9/4/04
Net Income	$864	$1,364	$2,970	$3,227

Other Comprehensive Income/(Loss)
Currency translation adjustment	95	3	(81)	(73)
Cash flow hedges, net of related taxes:
Net derivative gains(a)	18	9	41	11
Reclassification of (gains)/losses to net income	(4)	(4)	5	—
Other	—	—	—	2

	109	8	(35)	(60)

Comprehensive Income	$973	$1,372	$2,935	$3,167

(a)	Net derivative gains for the 12 weeks ended and 36 weeks ended September 3, 2005 include $25 million and $41 million of net commodity gains.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of September 3, 2005, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 3, 2005 and September 4, 2004, and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 3, 2005 and September 4, 2004 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 25, 2004. In connection with our ongoing Business Process Transformation (BPT) initiative, we aligned certain accounting policies across our divisions. In the first quarter of 2005, we conformed our methodology for calculating our bad debt reserves and modified our policy for recognizing revenue for products shipped to customers by third-party carriers. In the third quarter of 2005, we conformed our method of accounting for certain freight, distribution, and employee benefits costs. These changes reduced our net revenue by $7 million and $47 million and our operating profit by $45 million and $52 million in the 12 and 36 weeks ended September 3, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual sales incentives, and certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and any changes in our ownership interests of these affiliates. In 2005, bottling equity income includes $41 million and $105 million of pre-tax gains on our sales of PBG stock in the 12 and 36 weeks ended September 3, 2005.

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

Our Divisions

	12 Weeks Ended		36 Weeks Ended
	9/3/05	9/4/04	9/3/05	9/4/04
NET REVENUE
FLNA	$2,461	$2,325	$ 7,097	$ 6,704
PBNA	2,520	2,147	6,522	5,999
PI	2,839	2,430	7,716	6,719
QFNA	364	355	1,131	1,036

	$8,184	$7,257	$22,466	$20,458

OPERATING PROFIT
FLNA	$ 655	$ 616	$ 1,788	$ 1,686
PBNA	628	542	1,598	1,460
PI	473	370	1,232	995
QFNA	111	111	369	325

Total division	1,867	1,639	4,987	4,466
Corporate	(187)	(127)	(504)	(406)

	$1,680	$1,512	$ 4,483	$ 4,060

			9/3/05	12/25/04
TOTAL ASSETS
FLNA			$ 5,539	$ 5,476
PBNA			6,298	6,048
PI			9,925	8,921
QFNA			952	978

Total division			22,714	21,423
Corporate			5,055	3,569
Investments in bottling affiliates			3,129	2,995

			$30,898	$27,987

Intangible Assets

	9/3/05	12/25/04
Amortizable intangible assets, net
Brands	$1,035	$1,008
Other identifiable intangibles	230	225

	1,265	1,233
Accumulated amortization	(735)	(635)

	$ 530	$ 598

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/25/04	Acquisitions	Translation & Other	Balance 9/3/05
FLNA
Goodwill	$ 138	$—	$4	$ 142

PBNA
Goodwill	2,161	—	2	2,163
Brands	59	—	—	59

	2,220	—	2	2,222

PI
Goodwill	1,435	10	(32)	1,413
Brands	869	—	(35)	834

	2,304	10	(67)	2,247

QFNA
Goodwill	175	—	—	175

Corporate
Pension intangible	5	—	—	5

Total goodwill	$3,909	10	(26)	$3,893
Total brands	928	—	(35)	893
Total pension intangible	5	—	—	5

	$4,842	$ 10	$(61)	$4,791

Stock-Based Compensation

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model. For the 12 weeks, we recognized stock-based compensation expense of $68 million in 2005 and $86 million in 2004. For the 36 weeks, we recognized stock-based compensation expense of $215 million in 2005 and $261 million in 2004. These amounts are reflected in selling, general and administrative expenses.

We are currently evaluating the impact of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment. We will adopt this Standard no later than in the first quarter of 2006. In addition, two of our anchor bottlers, PBG and PepsiAmericas, Inc., will adopt SFAS 123R no later than in the first quarter of 2006 which will negatively impact our bottling equity income upon their adoption.

We currently recognize stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, we will amortize new option grants to such retirement eligible employees over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. If we had historically recognized stock-based compensation cost for these employees under this accelerated method, $32 million of compensation cost would have been accelerated and cumulatively recognized through September 3, 2005. The impact of recognizing stock-based compensation under this accelerated method for the 12 and 36 weeks ended September 3, 2005 would have been immaterial.

Our weighted average Black-Scholes fair value assumptions are as follows:

	12 and 36 Weeks Ended
	9/3/05	9/4/04
Expected life	6 yrs.	6 yrs.
Risk free interest rate	3.8%	3.3%
Expected volatility	24%	26%
Expected dividend yield	1.8%	1.8%

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	9/3/05	9/4/04	9/3/05	9/4/04
	Pension		Retiree Medical
Service cost	$57	$51	$ 9	$ 9
Interest cost	81	73	18	17
Expected return on plan assets	(96)	(90)	—	—
Amortization of prior service cost/(benefit)	1	2	(2)	(2)
Amortization of experience loss	28	21	6	4

Total expense	$71	$57	$31	$28

	36 Weeks Ended
	9/3/05	9/4/04	9/3/05	9/4/04
	Pension		Retiree Medical
Service cost	$171	$152	$27	$27
Interest cost	244	219	54	50
Expected return on plan assets	(289)	(269)	—	—
Amortization of prior service cost/(benefit)	3	5	(6)	(6)
Amortization of experience loss	84	63	18	13

Total expense	$213	$170	$93	$84

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	9/3/05		9/4/04
	Income	Shares(a)	Income	Shares(a)
Net income	$ 864		$1,364
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(2)		(2)

Net income available for common shareholders	$ 861	1,668	$1,361	1,692

Basic net income per common share	$0.52		$ 0.80

Net income available for common shareholders	$ 861	1,668	$1,361	1,692
Dilutive securities:
Stock options and restricted stock units(b)	—	33	—	33
ESOP convertible preferred stock	3	2	3	2

Diluted	$ 864	1,703	$1,364	1,727

Diluted net income per common share	$0.51		$ 0.79

	36 Weeks Ended
	9/3/05		9/4/04
	Income	Shares(a)	Income	Shares(a)
Net income	$2,970		$3,227
Preferred shares:
Dividends	(2)		(2)
Redemption premium	(11)		(16)

Net income available for common shareholders	$2,957	1,674	$3,209	1,701

Basic net income per common share	$ 1.77		$ 1.89

Net income available for common shareholders	$2,957	1,674	$3,209	1,701
Dilutive securities:
Stock options and restricted stock units(b)	—	33	—	31
ESOP convertible preferred stock	13	2	18	3

Diluted	$2,970	1,709	$3,227	1,735

Diluted net income per common share	$ 1.74		$ 1.86

(a)	Weighted average common shares outstanding.
(b)

Out-of-the money options for the 12 weeks in 2005 were nominal. Options to purchase 4.0 million shares for the 36 weeks in 2005 and 0.5 million shares for the 12 weeks and 9.7 million shares for the 36 weeks in 2004 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $54.75 for the 12 weeks and $53.77 for the 36 weeks in 2005 and $51.98 for the 12 weeks and $51.70 for the 36 weeks in 2004.

Income Taxes

As noted in our 2004 Form 10-K, the American Jobs Creation Act of 2004 (AJCA) creates a one-time incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. As approved by our Board of Directors in July 2005, we plan to repatriate approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. in the fourth quarter of 2005. In the third quarter of 2005, we recorded income tax expense of $468 million associated with this planned repatriation. Other than the earnings to be repatriated, we intend to continue to reinvest earnings outside the U.S. for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings.

Supplemental Cash Flow Information

	36 Weeks Ended
	9/3/05	9/4/04
Interest paid	$ 133	$ 91
Income taxes paid, net of refunds	$ 668	$1,268	(a)

Acquisitions(b):
Fair value of assets acquired	$ 929	$ 30
Less: Cash paid and debt assumed	(1,052)	(28)
Add: SVE minority interest eliminated	216	—

Liabilities assumed	$ 93	$ 2

(a)	The 36 weeks in 2004 include a tax payment of $760 million as a result of our 2003 settlement with the Internal Revenue Service.
(b)

In 2005, these amounts include the impact of our first quarter acquisition of General Mills, Inc.’s 40.5% ownership interest in SVE for $750 million. The excess of our purchase price over the preliminary estimate of the fair value of net assets acquired is $534 million. This amount is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of September 3, 2005, pending finalization of our purchase accounting in the fourth quarter of 2005.

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

Our Critical Accounting Policies

In addition to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, the following should be considered. In connection with our ongoing Business Process Transformation (BPT) initiative, we aligned certain accounting policies across our divisions. In the first quarter of 2005, we conformed our methodology for calculating our bad debt reserves and modified our policy for recognizing revenue for products shipped to customers by third-party carriers. In the third quarter of 2005, we conformed our method of accounting for certain freight, distribution, and employee benefits costs. These changes reduced our net revenue by $7 million and $47 million and our operating profit by $45 million and $52 million in the 12 and 36 weeks ended September 3, 2005.

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

Stock-Based Compensation

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model. For the 12 weeks, we recognized stock-based compensation of $68 million in 2005 and $86 million in 2004. For the 36 weeks, we recognized stock-based compensation of $215 million in 2005 and $261 million in 2004. These amounts are reflected in selling, general and administrative expenses.

We are currently evaluating the impact that SFAS 123R could have on our financial statements. We will adopt this Standard no later than in the first quarter of 2006. In addition, two of our anchor bottlers, PBG and PepsiAmericas, Inc., will adopt SFAS 123R no later than in the first quarter of 2006 which will negatively impact our bottling equity income upon their adoption.

We currently recognize stock-based compensation cost for employees eligible to retire over the three-year standard vesting period of the grants. Upon adoption of SFAS 123R, we will amortize new option grants to such retirement eligible employees over a shorter period, consistent with the accelerated retirement vesting provisions of these grants. If we had historically recognized stock-based compensation cost for these employees under this accelerated method, $32 million of compensation cost would have been accelerated and cumulatively recognized through September 3, 2005. The impact of recognizing stock-based compensation under this accelerated method for the 12 and 36 weeks ended September 3, 2005 would have been immaterial.

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

Our operations outside of the United States generate approximately 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 36 weeks, net favorable foreign currency, primarily increases in the Canadian dollar, Brazilian real, Mexican peso, and euro contributed over 1 percentage point to net revenue growth. Currency declines which are not offset could adversely impact our future results.

The impact of Hurricane Katrina on our third quarter volume and revenue was not material. Write-offs for inventory and receivables, losses from property damage, increased operating costs, and support for affected PepsiCo employees reduced operating profit by approximately $9 million in the third quarter. We expect the recent hurricanes to negatively impact our energy and raw materials costs and, potentially, consumer spending, in the fourth quarter and into 2006.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. Total servings increased 8% for the 12 weeks, with worldwide beverages growing 10% and worldwide snacks growing 4.5%. For the 36 weeks, total servings increased 6%, with worldwide beverages growing 7% and worldwide snacks growing 4%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8 ounce case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to customers. BCS is reported to us by our bottlers on a monthly basis. Our third quarter beverage volume includes bottler sales for June, July and August.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/3/05	9/4/04	Change	9/3/05	9/4/04	Change
Total net revenue	$8,184	$7,257	13%	$22,466	$20,458	10%

Division operating profit	$1,867	$1,639	14%	$ 4,987	$ 4,466	12%
Corporate unallocated	(187)	(127)	48%	(504)	(406)	24%

Total operating profit	$1,680	$1,512	11%	$ 4,483	$ 4,060	10%

Division operating profit Margin	22.8%	22.6%	0.2	22.2%	21.8%	0.4
Total operating profit Margin	20.5%	20.8%	(0.3)	20.0%	19.8%	0.1

12 Weeks

Net revenue increased 13% reflecting strong volume increases, primarily at PI and PBNA, favorable effective net pricing across all divisions, net favorable foreign currency movements, and the impact of acquisitions by PI. The volume increases contributed over 6 percentage points to revenue growth, effective net pricing contributed nearly 4 percentage points, net favorable foreign currency movements added almost 2 percentage points, and the impact of acquisitions by PI contributed almost 1 percentage point.

Total operating profit increased 11% while margin declined 0.3 percentage points. Division operating profit increased 14% and margin increased 0.2 percentage points. The increases in division operating profit and margin reflect leverage from the revenue growth, partially offset by increased selling and delivery (S&D) expenses and cost of sales, largely due to higher raw materials, energy and S&D labor costs. Higher advertising and marketing expenses, primarily at PBNA, also partially offset the operating profit increases. In addition, total operating profit and margin reflect increased Corporate unallocated expenses.

Corporate unallocated expenses increased 48%. This increase primarily reflects conforming our method of accounting across all divisions for certain freight, distribution, and employee benefits costs, described in Our Critical Accounting Policies above, which contributed 35 percentage points to the increase. Increased support behind health and wellness and innovation initiatives contributed 8 percentage points, and higher costs associated with our BPT initiative and higher employee-related costs each contributed 5 percentage points to the increase. Corporate departmental expenses contributed 2 percentage points to the increase. These increases were partially offset by a gain related to the settlement of a class action lawsuit related to our purchases of high fructose corn syrup from 1991 to 1995 which reduced corporate unallocated expenses by 18 percentage points.

36 Weeks

Net revenue increased 10% reflecting, across all divisions, favorable effective net pricing, increased volume and net favorable foreign currency movements. The effective net pricing and the volume gains each contributed 4 percentage points to the increase and the net favorable foreign currency movements contributed over 1 percentage point.

Total operating profit increased 10% and margin increased 0.1 percentage points. Division operating profit increased 12% and margin increased 0.4 percentage points. These gains reflect leverage from the revenue growth, partially offset by increased cost of sales and S&D expenses, largely due to higher raw materials, energy, and S&D labor costs.

Corporate unallocated expenses increased 24%. This increase primarily reflects conforming our method of accounting across all divisions for certain freight, distribution and employee benefits costs, described in Our Critical Accounting Policies above, which contributed 11 percentage points to the increase, and higher costs associated with our BPT initiative which contributed 7 percentage points. Increased support behind health and wellness and innovation initiatives contributed 4 percentage points to the increase, and higher employee-related costs contributed 3 percentage points. Corporate departmental expenses contributed 2 percentage points to the increase. These increases were partially offset by a gain related to the settlement of a class action lawsuit related to our purchases of high fructose corn syrup from 1991 to 1995, which reduced corporate unallocated expenses by 6 percentage points.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/3/05	9/4/04	Change	9/3/05	9/4/04	Change
Bottling equity income	$ 209	$ 147	42%	$ 430	$ 292	47%

Interest expense, net	$ (21)	$ (26)	(21)%	$ (73)	(76)	(5)%

Tax rate	53.8%	16.5%		38.6%	24.5%

Net income	$ 864	$1,364	(37)%	$2,970	$3,227	(8)%

Net income per common share—diluted	$0.51	$ 0.79	(36)%	$ 1.74	$ 1.86	(7)%

12 Weeks

Bottling equity income increased 42% reflecting $41 million of pre-tax gains on our sales of PBG stock, as well as stronger bottler results.

Net interest expense decreased 21% reflecting the impact of higher investment rates and cash balances, substantially offset by the impact of higher debt levels.

The tax rate increased 37.3 percentage points primarily reflecting the $468 million tax charge recorded in the third quarter of 2005 related to our planned repatriation of undistributed international earnings, as well as the absence of income tax benefits of $221 million recorded in the prior year related to a reduction in foreign tax accruals following the resolution of certain open tax items with foreign tax authorities and a refund claim related to prior U.S. tax settlements. This increase was partially offset by increased international profit which is taxed at a lower rate.

Net income decreased 37% and the related net income per share decreased 36%. These decreases reflect the impact of the tax items discussed above, partially offset by our operating profit growth, increased bottling equity income, which includes the gain on our PBG stock sale, and, for net income per share, the impact of our share repurchases.

36 Weeks

Bottling equity income increased 47% reflecting $105 million of pre-tax gains on our sales of PBG stock, as well as stronger bottler results.

Net interest expense decreased 5% reflecting the impact of higher investment rates and cash balances, substantially offset by the impact of higher debt levels.

The tax rate increased 14.1 percentage points primarily reflecting the $468 million tax charge recorded in the third quarter of 2005 related to our planned repatriation of undistributed international earnings, as well as the absence of income tax benefits of $221 million recorded in the prior year related to a reduction in foreign tax accruals following the resolution of certain open tax items with foreign tax authorities and a refund claim related to prior U.S. tax settlements. This increase was partially offset by increased international profit which is taxed at a lower rate.

Net income decreased 8% and the related net income per share decreased 7%. These decreases reflect the impact of the tax items discussed above, partially offset by our operating profit growth, increased bottling equity income, which includes the gain on our PBG stock sale, and, for net income per share, the impact of our share repurchases.

Results of Operations—Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to our Condensed Consolidated Financial Statements.

Division Net Revenue

12 Weeks Ended	FLNA	PBNA		PI		QFNA	Total
Q3, 2005	$2,461	$2,520		$2,839		$ 364	$8,184
Q3, 2004	$2,325	$2,147		$2,430		$ 355	$7,257

% Impact of:
Volume	2%	9	%(a)	9	%(a)	—%	6%
Effective net pricing	3	8		1		2	4
Foreign exchange	1	1		4		1	2
Acquisitions/divestitures	—	—		2		—	1
% Change(b)	6%	17%		17%		2%	13%

Division Net Revenue

36 Weeks Ended	FLNA	PBNA		PI		QFNA	Total
Q3, 2005	$7,097	$6,522		$7,716		$1,131	$22,466
Q3, 2004	$6,704	$5,999		$6,719		$1,036	$20,458

% Impact of:
Volume	2%	2	%(a)	7	%(a)	6%	4%
Effective net pricing	3	6		3		2	4
Foreign exchange	1	—		3		1	1
Acquisitions/divestitures	—	—		1		—	—
% Change(b)	6%	9%		15%		9%	10%

(a)	For beverages sold to our bottlers, net revenue volume growth is based on our concentrate shipments and equivalents.
(b)	Amounts may not foot due to rounding.

Frito-Lay North America

	12 Weeks Ended			36 Weeks Ended
	9/3/05	9/4/04	Change	9/3/05	9/4/04	Change
Net revenue	$2,461	$2,325	6%	$7,097	$6,704	6%

Operating profit	$ 655	$ 616	6%	$1,788	$1,686	6%

12 Weeks

Net revenue grew 6% reflecting volume growth of 2% and positive effective net pricing due to salty snack pricing actions, favorable mix on both salty and convenience food products, and the favorable settlement of prior year trade spending accruals. Pound volume grew primarily due to double-digit growth in Santitas, low single-digit growth in Lay’s Classic potato chips, mid single-digit growth in Cheetos, and double-digit growth in Chewy Granola and Sun Chips. These gains were partially offset by the discontinuance of Toastables and a double-digit decline in Doritos Rollitos. Overall, salty snacks revenue grew 5% with volume growth of 2%, and convenience food products revenue grew 10%, with a 1% increase in volume.

Operating profit grew 6% primarily driven by revenue growth. This growth was reduced by higher S&D costs reflecting increased labor and benefit charges, increased advertising and marketing costs, and the impact of Hurricane Katrina, which resulted in inventory and receivable losses and property damage. In addition, the favorable settlement of prior year trade accruals contributed to operating profit growth.

Products qualifying for our Smart Spot program represented 12% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had mid single-digit revenue growth.

36 Weeks

Net revenue grew 6% reflecting volume growth of 2.5% and positive effective net pricing due to salty snack pricing actions and favorable mix on both salty and convenience food products. Pound volume grew primarily due to low single-digit growth in Lay’s Classic potato chips, double-digit growth in Santitas and Sun Chips, and mid single-digit growth in Cheetos, Dips, Fritos and Tostitos. These gains were partially offset by the discontinuance of Toastables and a double-digit decline in Doritos Rollitos. Overall, salty snacks revenue grew 5% with volume growth of 3%, and convenience food products revenue grew 11%, with volume declines of 2%.

Operating profit grew 6% primarily driven by revenue growth. This growth was partially offset by higher S&D costs reflecting increased labor and benefit charges and higher cost of sales, driven by raw materials, natural gas and freight. The impact of these increased costs was reduced by a favorable casualty insurance actuarial adjustment made in the second quarter to reflect improved safety performance.

Products qualifying for our Smart Spot program represented nearly 13% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had mid single-digit revenue growth.

PepsiCo Beverages North America

	12 Weeks Ended			36 Weeks Ended
	9/3/05	9/4/04	Change	9/3/05	9/4/04	Change
Net revenue	$2,520	$2,147	17%	$6,522	$5,999	9%

Operating profit	$ 628	$ 542	16%	$1,598	$1,460	10%

12 weeks

Net revenue increased 17% reflecting volume growth of 8%. The volume increase was driven by a 24% increase in non-carbonated beverages, while carbonated soft drink volume was unchanged from the prior year. The non-carbonated beverage growth was fueled by double-digit growth in Gatorade, Trademark Aquafina, and Propel. Above average temperatures across the country, as well as the launch of new products such as Aquafina Flavorsplash and Gatorade Lemonade earlier in the year, drove Gatorade growth and Trademark Aquafina growth. Trademark Aquafina also benefited from lower retail pricing. Tropicana Pure Premium experienced a low single-digit decline resulting from price increases taken in the first quarter. Within carbonated soft drinks (CSDs), Trademark Pepsi and Trademark Mountain Dew experienced low single-digit declines, while Trademark Sierra Mist achieved mid single-digit growth. Across the trademarks, regular CSDs experienced a low single-digit decline, while diet CSDs achieved mid single-digit growth, boosted by product relaunches.

Net revenue also benefited from nearly 8 percentage points of favorable effective net pricing, primarily reflecting the continued migration from CSDs to non-carbonated beverages and price increases taken in the first quarter, primarily on concentrate and Tropicana Pure Premium. Favorable Canadian foreign exchange rates contributed almost 1 percentage point to net revenue growth.

Operating profit increased 16%, primarily reflecting the net revenue growth. This increase was partially offset by higher raw material, energy, and transportation costs and increased advertising and marketing expenses.

Products qualifying for our Smart Spot program represented approximately 70% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio grew in the mid single-digit range.

36 weeks

Net revenue grew 9% and volume grew 3.5%. The volume increase was driven by a 13% increase in non-carbonated beverages, partially offset by a more than 1% decline in CSDs. Within non-carbonated beverages, Gatorade, Trademark Aquafina and Propel all experienced double-digit growth. Above average summer temperatures across the country, as well as the launch of new products such as Aquafina Flavorsplash and Gatorade Lemonade earlier in the year, drove Gatorade growth and Trademark Aquafina growth. Tropicana Pure Premium experienced a mid single-digit decline resulting from the higher pricing. The decline in CSDs reflects low single-digit declines in

Trademark Pepsi and Trademark Mountain Dew, slightly offset by low single-digit growth in Sierra Mist. Across the brands, diet CSDs achieved low single-digit growth, while regular CSDs declined in the low single-digit range.

Net revenue also benefited from 6 percentage points of favorable effective net pricing, reflecting the continued migration from CSDs to non-carbonated beverages, price increases taken in the first quarter, primarily on concentrate and Tropicana Pure Premium, and a favorable comparison to prior year trade spending, including the settlement of prior year accruals.

Operating profit increased 10%, primarily reflecting the net revenue growth, the favorable resolution of prior year estimated accruals, including the favorable trade spending settlement, and the absence of restructuring costs recorded in the prior year. This increase was partially offset by higher raw material, energy, and transportation costs, as well as increased advertising and marketing expenses.

Products qualifying for our Smart Spot program represented approximately 70% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio grew in the low single-digit range.

PepsiCo International

	12 Weeks Ended			36 Weeks Ended
	9/3/05	9/4/04	Change	9/3/05	9/4/04	Change
Net revenue	$2,839	$2,430	17%	$7,716	$6,719	15%

Operating profit	$ 473	$ 370	28%	$1,232	$ 995	24%

12 Weeks

International snacks volume grew 7%, driven principally by growth of 14% in the Europe, Middle East & Africa region, 3% in the Latin America Region and 3.5% in the Asia Region. Acquisition and divestiture activity, principally the divesture last year of our interest in a South Korea joint venture, reduced Asia region volume by 15 percentage points. The acquisition of a business in Romania late in 2004 increased the Europe, Middle East & Africa region volume growth by 4 percentage points. Cumulatively, our divestiture and acquisition activity had no net impact on the reported total PepsiCo International snack volume growth rate. The overall gains for the third quarter were driven by double-digit growth in India, Turkey, Russia and China along with low single-digit growth at Gamesa in Mexico. These gains were partially offset by less than 1% declines at Sabritas in Mexico and Walkers in the United Kingdom. The decline at Sabritas was principally due to pricing actions taken in late 2004. Although volume is down for the quarter at Walkers, the volume trend has improved quarter over quarter.

Beverage volume grew 13%, comprised of 15% in the Europe, Middle East & Africa region, 13% in the Asia Pacific region and 8% in the Latin America region. Acquisitions increased the reported Europe, Middle East & Africa region growth rate by 1 percentage point while contributing half a percentage point to the reported total PepsiCo International beverage volume growth rate. Broad-based increases were led by double-digit growth in the Middle East, China, Russia, Venezuela and Argentina. Carbonated soft drinks and non-carbonated beverages both grew at a double-digit rate.

Net revenue grew 17%, driven by the broad-based volume growth. Foreign currency impact contributed 4 percentage points of growth, reflecting the favorable Mexican peso and Brazilian real, partially offset by the unfavorable British pound. Acquisitions contributed 2 percentage points of growth.

Operating profit grew 28% driven largely by the broad-based volume growth, partially offset by increased energy and raw material costs. Foreign currency impact contributed 6 percentage points of growth, primarily due to favorability in the Mexican peso and Brazilian real, partially offset by the unfavorable British pound. The net favorable impact from acquisition and divestiture activity, primarily the acquisition of General Mills’ interest in Snack Ventures Europe in Q1 2005, contributed 3 percentage points of growth.

36 Weeks

International snacks volume grew 4%, reflecting growth of 9% in the Europe, Middle East & Africa region, 2% in the Latin America region and 1.5% in the Asia Pacific region. Acquisition and divestiture activity, principally the divesture last year of our interest in a South Korea joint venture, reduced Asia region volume by 15 percentage points. The acquisition of a business in Romania late in 2004 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. Cumulatively, our divestiture and acquisition activity had no net impact on the reported total PepsiCo International snack volume growth rate. The overall gains reflected double-digit growth in India, Turkey, Russia, China and Australia, partially offset by a single-digit decline at Walkers in the United Kingdom. The decline at Walkers is due principally to marketplace pressures.

Beverage volume grew 11%, comprised of 13% in the Europe, Middle East & Africa region, 11% in the Asia Pacific region and 6% in the Latin America region. Acquisitions had no significant impact on the reported total PepsiCo International beverage volume growth rate. Broad-based increases were led by double-digit growth in the Middle East, China, Argentina, Venezuela and Russia. Carbonated soft drinks and non-carbonated beverages both grew at a double-digit rate.

Net revenue grew 15%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Foreign currency contributed 3 percentage points of growth reflecting the favorable Brazilian real, Mexican peso, euro and British pound. Acquisitions contributed 1 percentage point of growth.

Operating profit grew 24% driven largely by the broad-based volume growth and favorable effective net pricing, partially offset by increased energy and raw material costs. Foreign currency contributed 4 percentage points of growth based on the favorable Mexican peso, Brazilian real, British pound and euro. The net favorable impact from acquisition and divestiture activity, primarily the acquisition of General Mills’ interest in Snack Ventures Europe in Q1 2005, contributed 2 percentage points of growth.

Quaker Foods North America

	12 Weeks Ended			36 Weeks Ended
	9/3/05	9/4/04	Change	9/3/05	9/4/04	Change
Net revenue	$364	$355	2%	$1,131	$1,036	9%

Operating profit	$111	$111	—	$ 369	$ 325	13%

12 Weeks

Net revenue increased 2% and volume was flat. The flat volume reflects double-digit growth in Rice-A-Roni, high single-digit growth in Life and low single-digit growth in Cap’n Crunch and Oatmeal. These gains were offset by a low single-digit decline in Aunt Jemima syrup and mix, as well as declines in other breakfast foods. Higher effective net pricing contributed almost 2 percentage points of growth to net revenue primarily reflecting favorable product mix and price increases on ready-to-eat cereals taken in August 2004. Favorable Canadian foreign exchange rates contributed nearly 1 percentage point to net revenue growth.

Operating profit was flat as increased advertising and marketing costs behind programs for innovation and core brands, as well as higher cost of sales, offset net revenue growth.

Products qualifying for our Smart Spot program represented approximately half of net revenue and had low single-digit revenue growth. The balance of the portfolio experienced mid single-digit revenue growth.

36 Weeks

Net revenue grew 9% and volume increased 6%. The volume increase reflects double-digit growth in Oatmeal and Rice-A-Roni, and high single-digit growth in Aunt Jemima syrup and mix and Cap’n Crunch. Higher effective net pricing contributed over 2 percentage points of growth primarily reflecting the settlement of prior year trade spending accruals, favorable product mix and price increases on ready-to-eat cereals taken in the third quarter of 2004. Favorable Canadian foreign exchange rates contributed nearly 1 percentage point to net revenue growth.

Operating profit increased 13% reflecting the net revenue growth and favorable cost of sales comparisons, partially offset by increased advertising and marketing costs behind programs for innovation and core brands.

Products qualifying for our Smart Spot program represented approximately half of net revenue and had double-digit revenue growth. The balance of the portfolio experienced high single-digit revenue growth.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 36 weeks, our operations provided $4.6 billion of cash primarily reflecting our solid business results. The prior year reflects a $760 million tax payment related to our 2003 settlement with the IRS.

We make periodic regulatory contributions to our qualified pension plans during the course of the year. We also make annual discretionary contributions to these plans. For the full year 2005, we expect total contributions to these plans to be approximately $800 million, substantially all of which will be included in our fourth quarter operating cash flows. As a result of these contributions, we expect the assets for these plans to meet or exceed the liabilities for service to date as of September 30, 2005.

Investing Activities

During the 36 weeks, we used $3.5 billion, primarily reflecting net purchases of short-term investments of $1.9 billion, primarily internationally, acquisitions of $1.1 billion, primarily the $750 million acquisition of SVE, and capital spending of $796 million. These amounts were partially offset by the proceeds from our sale of PBG stock of $177 million. We continue to expect full year capital spending to approximate 5% of net revenue.

Financing Activities

During the 36 weeks, we used $1.5 billion, primarily reflecting common share repurchases of $2.1 billion and dividend payments of $1.2 billion, partially offset by net proceeds from short-term borrowings of $1.2 billion, primarily in the U.S., and stock option proceeds of $707 million.

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

	36 Weeks Ended
	9/3/05	9/4/04
Net cash provided by operating activities	$4,558	$3,717
Capital spending	(796)	(700)
Sales of property, plant and equipment	65	15

Management operating cash flow	$3,827	$3,032

Management operating cash flow was used primarily to repurchase shares and pay dividends, and we expect to continue to return approximately all of our management operating cash flow to our shareholders. We also continue to expect management operating cash flow for the full year to exceed $4.1 billion reflecting our underlying business growth, and expect share repurchases to be approximately $3.0 billion this year. See Our Business Risks for certain factors that may impact our operating cash flows.

We plan to fund our $7.5 billion repatriation of undistributed international earnings in the fourth quarter with existing international cash and increased borrowings. Our Board of Directors has approved a Domestic Reinvestment Plan to use the amount in accordance with the requirements of the AJCA.

We expect the fourth quarter repatriation, as well as planned repayments of domestic debt, to increase total debt and total short-term investments by approximately the same amount.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 3, 2005 and the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 3, 2005 and September 4, 2004 and the Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 3, 2005 and September 4, 2004. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

September 29, 2005

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

In addition, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of our repurchases (in millions, except average price per share) during the quarter under the $7 billion repurchase program authorized by our Board of Directors and publicly announced on March 29, 2004, and expiring on March 31, 2007, is as follows:

	Shares Repurchased	Average Price Per Share	Authorization Remaining
6/11/05			$3,598
6/12/05—7/9/05	4.9	$54.51	(265)

			3,333
7/10/05—8/6/05	5.7	54.72	(314)

			3,019
8/7/05—9/3/05	4.5	54.64	(248)

	15.1	$54.63	$2,771

ITEM 6.	Exhibits

See Index to Exhibits on page 33.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date:	September 30, 2005	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date:	September 30, 2005	/S/ ROBERT E. COX
Robert E. Cox
Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 3.2	By-laws of PepsiCo, Inc., as amended, effective October 1, 2005.

Exhibit 10	PepsiCo, Inc., 2003 Long-Term Incentive Plan, as amended and restated effective October 1, 2005

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350