Form 10-K
period 2005-12-31
PEPSICO INC
filed 2006-02-27
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo as of June 11, 2005, the last day of business of our most recently completed second fiscal quarter, was $98,905,247,548.40. The number of shares of PepsiCo Common Stock outstanding as of February 17, 2006 was 1,656,763,169.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 3, 2006 Annual Meeting of Shareholders	III

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2005

PART I

Item 1.        Business

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our” and the “Company” mean PepsiCo and its divisions and subsidiaries.

Our Divisions

We are a leading, global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods. We are organized into four divisions:

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

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, Fritos corn chips, branded dips, Ruffles potato chips, Quaker Chewy granola bars, Rold Gold pretzels, Sun Chips multigrain snacks, Munchies snack mix, Grandma’s cookies, Lay’s Stax potato crisps, Quaker Quakes corn and rice snacks, Quaker Fruit & Oatmeal bars, Cracker Jack candy coated popcorn and Go Snacks. FLNA branded products are sold to independent distributors and retailers. FLNA’s net revenue was $10.3 billion in 2005, $9.6 billion in 2004 and $9.1 billion in 2003 and approximated 32% of our total division net revenue in 2005, 33% of our total division net revenue in 2004 and 34% of our total division net revenue in 2003.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands, including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Sierra Mist, Tropicana juice drinks, Mug, Propel, SoBe, Tropicana Twister, Dole and Slice. PBNA also manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to bottlers licensed by us, and some of these branded products are sold directly by us to independent distributors and retailers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s net revenue was $9.1 billion in 2005, $8.3 billion in 2004 and $7.7 billion in 2003 and approximated 28% of our total division net revenue in 2005, 28% of our total division net revenue in 2004 and 29% of our total division net revenue in 2003.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Gamesa and Sabritas in Mexico, Walkers in the United Kingdom, and Smith’s in Australia. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Gatorade, Mountain Dew and Tropicana. These brands are sold to franchise bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also licenses the Aquafina water brand to certain of its franchise bottlers. PI’s net revenue was $11.4 billion in 2005, $9.9 billion in 2004 and $8.7 billion in 2003 and approximated 35% of our total division net revenue in 2005, 34% of our total division net revenue in 2004 and 32% of our total division net revenue in 2003.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker grits, Cap’n Crunch and Life ready-to-eat cereals, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $1.7 billion in 2005 and $1.5 billion in each of 2004 and 2003 and approximated 5% of our total division net revenue in each of 2005, 2004 and 2003.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices. These distribution systems are described under the heading “ Our Business” contained in “ Item 7. Management’s Discussion and Analysis.”

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are aspartame, cocoa, corn, corn sweeteners, flavorings, flour, juice and juice concentrates, oats, oranges, grapefruits and other fruits, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils and wheat. Our key packaging materials include aluminum used for cans, P.E.T. resin used for plastic bottles, film packaging used for snack foods and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. These ingredients, raw materials and commodities are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. The prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past, we have done so successfully. However, there is no assurance that we will be able to do so in the future.

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, AMP, Aquafina, Aquafina Sparkling, Aunt Jemima, Cap’n Crunch, Cheetos, Cracker Jack, Diet Pepsi, Doritos, Frito Lay, Fritos, Gamesa, Gatorade, Grandma’s, Lay’s, Life, Mirinda, Mountain Dew, Mountain Dew Code Red, Mountain Dew MDX, Mug, Near East, Pasta Roni, Pepsi, Pepsi Max, Pepsi Lime, Pepsi One, Pepsi Twist, Pepsi-Cola, Pepsi Wild Cherry, Propel, Quaker, Quaker Chewy, Quaker Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, 7UP and Diet 7UP (outside the United States), Sierra Mist, Simba, Slice, Smith’s, Snack a Jacks, SoBe, Sonric’s, Sun Chips, Tostitos, Tropicana, Tropicana Pure Premium, Tropicana Twister, Walkers and Wotsits. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

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

Our Customers

Our customers include franchise bottlers and independent distributors and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements specify the amount to be paid by our bottlers for concentrate and finished goods and for Aquafina royalties, as well as the manufacturing process required for product quality.

Retail consolidation has increased the importance of major customers and further consolidation is expected. Sales to Wal-Mart Stores, Inc. represent approximately 9% of our total worldwide net revenue; and our top five retail customers currently represent approximately 26% of our 2005 North American net revenue, with Wal-Mart representing approximately 11%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to The Pepsi Bottling Group (PBG) represent approximately 10% of our total net revenue. See “ Our Customers”, “ Our Related Party Bottlers” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and effective distribution. In measured channels, our chief beverage competitor, The Coca-Cola Company, has a slightly larger share of CSD consumption in the United States, while we have a larger share of chilled juices and isotonics. In addition, The Coca-Cola Company maintains a significant CSD share advantage in many markets outside North America. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on issues related to price, quality, variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

*	The markets and market share information in the charts above are defined by the sources of the information: Information Resources, Inc. and A.C. Nielsen Corporation. The above charts exclude data from certain customers such as Wal-Mart that do not report data to these services.

Regulatory Environment and Environmental Compliance

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

In the United States, we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws governing the sales of products in schools, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations, including California Proposition 65 which requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. Under Proposition 65, even trace amounts of listed components can expose affected products to the prospect of warning labels. As a result, many food and beverage producers who sell products in California, including PepsiCo, may be required to provide warning labels on their products.

In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions. We rely on legal and operational compliance programs, as well as local in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business.

The cost of compliance with U.S. and foreign laws does not have a material financial impact on our operations.

We are subject to national and local environmental laws in the United States and in the foreign countries in which we do business. We have compliance programs in place designed to meet applicable environmental compliance requirements. Environmental compliance costs have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2005, we employed, subject to seasonal variations, approximately 157,000 people worldwide, including approximately 62,000 people employed within the United States. We believe that relations with our employees are generally good.

Available Information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on our internet website at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors

Forward-Looking and Cautionary Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. We undertake no obligation to update any forward-looking statement. The following discussion of risks is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our trends and future results.

Demand for our products may be adversely affected by changes in consumer preferences and tastes.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences and our inability to anticipate and react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, such as consumer health concerns about obesity, product attributes and ingredients. In addition, changes in product category consumption and consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns or a downturn in economic conditions, which may reduce consumers’ willingness to purchase premium branded products. Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products, and the effectiveness of our advertising campaigns and marketing programs. There can be no assurance as to our continued ability to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers.

Any damage to our reputation could have an adverse effect on our business, financial condition and results of operations.

Maintaining a good reputation globally is critical to selling our branded products. If we fail to maintain high standards for product quality, safety and integrity, our reputation could be jeopardized. Adverse publicity about these types of concerns, whether or not valid, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Failure to maintain high ethical, social and environmental standards for all of our operations and activities could also jeopardize our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

If we are not able to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology as an enabler to operating efficiently and interfacing with customers, as well as maintaining financial accuracy and efficiency. If we do not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.

We have embarked on a multiyear Business Process Transformation (BPT) initiative that includes the delivery of an SAP enterprise resource planning application, as well as the migration to common business processes across our North American operations. There can be no certainty that these programs will deliver the expected benefits. The failure to deliver our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption.

As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Trade consolidation or the loss of any key customer could adversely affect our financial performance.

There is a greater concentration of our customer base around the world generally due to the continued consolidation of retail trade. As retail ownership becomes more concentrated, retailers demand lower pricing and increased promotional programs. Further, as larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

In addition, retail consolidation has increased the importance of major customers and further consolidation is expected. Sales to Wal-Mart Stores, Inc. represent approximately 9% of our total worldwide net revenue; and our top five retail customers currently represent approximately 26% of our 2005 North American net revenue, with Wal-Mart representing approximately 11%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. We must maintain mutually beneficial relationships with our key customers, including our retailers and anchor bottlers, to effectively compete. Loss of any of our key customers could have an adverse effect on our business, financial condition and results of operations. See “ Our Customers,” “ Our Related Party Bottlers” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Our business may be adversely impacted by unfavorable economic or environmental conditions or political or other developments and risks in the countries in which we operate.

Unfavorable global economic or environmental changes, political conditions or other developments may result in business disruption, supply constraints, foreign currency devaluation, inflation, deflation or decreased demand. Economic conditions in North America could also adversely impact growth. For example, rising fuel costs may impact the sales of our products in convenience stores where our products are generally sold in higher margin single serve packages. Our international operations accounted for over a third of our revenue for the period ended December 31, 2005. Unstable economic and political conditions or civil unrest in the countries in which we operate could have adverse impacts on our business results or financial condition.

Regulatory decisions and changes in the legal and regulatory environment could increase our costs and liabilities or limit our business activities.

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities. Such regulatory environment changes include changes in food and drug laws, laws related to advertising and deceptive marketing practices, accounting standards, taxation requirements, competition laws and environmental laws, including California Proposition 65 and the regulation of water consumption and treatment. In particular, governmental bodies in countries where we operate may impose new labeling, product or production requirements, or other restrictions. Regulatory authorities under whose laws we operate may also have enforcement powers that can subject us to actions such as product recall, seizure of products or other sanctions, which could have an adverse effect on our sales or damage our reputation. See also “Regulatory Environment and Environmental Compliance.”

If we are unable to hire or retain key employees, it could have a negative impact on our business.

Our continued growth requires us to develop our leadership bench and to implement programs, such as our long-term incentive program, designed to retain talent. However, there is no assurance that we will continue to be able to hire or retain key employees. We compete to hire new employees, and then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

Our operating results may be adversely affected by increased costs or shortages of raw materials.

We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income.

Our business could suffer if we are unable to compete effectively.

Our businesses operate in highly competitive markets. We compete against global, regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Increased competition and anticipated actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results. See “Our Competition” for more information about our competitors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our corporate headquarters building in Purchase, New York and our data center in Plano, Texas. Leases of plants in North America generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

Frito-Lay North America

Frito-Lay North America (FLNA) owns or leases approximately 40 food manufacturing and processing plants and approximately 1,950 warehouses, distribution centers and offices, including its headquarters building and a research facility in Plano, Texas.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) utilizes approximately 45 plants and production processing facilities and approximately 25 warehouses, distribution centers and offices. We lease PBNA’s headquarters building in downtown Chicago, Illinois, and own its Tropicana facility in Bradenton, Florida and its concentrate plants in Puerto Rico and Ireland. The other properties utilized by PBNA are owned or leased by us or our co-packers. In addition, licensed bottlers in which we have an ownership interest own or lease approximately 70 bottling plants.

PepsiCo International

PepsiCo International (PI) owns or leases approximately 200 plants and approximately 1,700 warehouses, distribution centers and offices. We own PI’s concentrate plant in Ireland and have a long-term lease on PI’s snack plant in the United Kingdom. PI is headquartered in the corporate facility in Purchase, NY.

Quaker Foods North America

Quaker Foods North America (QFNA) utilizes approximately 28 manufacturing plants in North America. QFNA owns its plant in Cedar Rapids, Iowa. The other properties utilized by QFNA are owned or leased by us or our co-packers. QFNA is headquartered in the same facility with PBNA in downtown Chicago, Illinois.

Shared Properties

QFNA shares approximately 6 plants with FLNA, 1 plant with PBNA, 17 distribution centers with FLNA and PBNA, 8 warehouses and 9 offices with PBNA and FLNA, including a research and development laboratory in Barrington, Illinois. In addition, FLNA and PI share 1 plant.

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

Our Executive Officers

The following is a list of names, ages and background of our current executive officers:

Steven S Reinemund, 57, has been PepsiCo’s Chairman and Chief Executive Officer since May 2001. He was elected a director of PepsiCo in 1996 and before assuming his current position, served as President and Chief Operating Officer from September 1999 until May 2001. Mr. Reinemund began his career with PepsiCo in 1984 as a senior operating officer of Pizza Hut, Inc. He became President and Chief Executive Officer of Pizza Hut in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay, Inc., and Chairman and Chief Executive Officer of the Frito-Lay Company in 1996. Mr. Reinemund is also a director of Johnson & Johnson.

Peter A. Bridgman, 53, has been our Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. (PBG) in 1999.

John C. Compton, 44, was appointed President and CEO of Quaker, Tropicana, Gatorade in March 2005 and also serves on PepsiCo’s liquid refreshment beverage oversight council. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor in the Pulaski, Tennessee manufacturing plant. He has spent 22 years at PepsiCo in various Sales, Marketing, Operations and General Management assignments. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.

Dawn E. Hudson, 48, is President and Chief Executive Officer of Pepsi-Cola North America (PCNA) and also serves on PepsiCo’s liquid refreshment beverage oversight council. Ms. Hudson was promoted to CEO of PCNA in March 2005 and has been president since 2002. Previously, as Senior Vice President, Strategy and Marketing, she led PCNA’s brand strategy and marketing efforts, as well as channel strategy and marketing, product innovation, research and development, joint ventures and marketplace initiative development. She also oversaw corporate marketing synergies as a result of the merger with Quaker. Ms. Hudson began her PepsiCo career at Frito-Lay North America in 1996 as Executive Vice President, Marketing and New Business and joined PCNA a year later as Senior Vice President, responsible for flavors, new business, packaging and joint ventures.

Matthew M. McKenna, 55, has been our Senior Vice President of Finance since August 2001. Mr. McKenna began his career at PepsiCo as Vice President, Taxes in 1993. In 1998, he became Senior Vice President, Taxes and served as Senior Vice President and Treasurer from 1998 until 2001. Prior to joining PepsiCo, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York. Mr. McKenna is also a director of PepsiAmericas, Inc. and a member of the Management Committee of Pepsi Bottling Ventures LLC.

Margaret D. Moore, 58, is our Senior Vice President, Human Resources, a position she assumed at the end of 1999. From November 1998 to December 1999, she was Senior Vice President and Treasurer of PBG. Prior to joining PBG, Ms. Moore spent 25 years with PepsiCo in a number of senior financial and human resources positions. Ms. Moore is also a director of PBG.

Indra K. Nooyi, 50, was elected to PepsiCo’s Board and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as Senior Vice President, Strategic Planning and Senior Vice President, Corporate Strategy and Development from 1994 until 2000. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. Ms. Nooyi is also a director of Motorola, Inc.

Lionel L. Nowell III, 51, has been our Senior Vice President and Treasurer since August 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of PBG. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit, and Director of Internal Audit.

Irene B. Rosenfeld, 52, was appointed Chairman and Chief Executive Officer of Frito-Lay, Inc. in September 2004. Prior to joining PepsiCo, Ms. Rosenfeld served as President of Kraft Foods North American Businesses. During her career at Kraft, she also served as Group Vice President responsible for Kraft’s North American manufacturing, distribution, procurement, R&D and information systems and also served as President of Kraft Canada and Kraft Mexico. Prior to that, Ms. Rosenfeld served in various senior management positions with Kraft after joining Kraft in 1981.

Larry D. Thompson, 60, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in November 2004. Prior to joining PepsiCo, Mr. Thompson served as a Senior Fellow with the Brookings Institution in Washington, D.C.

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

Michael D. White, 54, was appointed Chairman and Chief Executive Officer of PepsiCo International in February 2003, after serving as President and Chief Executive Officer of Frito-Lay’s Europe/Africa/Middle East division since 2000. From 1998 to 2000, Mr. White was Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White has also served as Executive Vice President and Chief Financial Officer of PepsiCo Foods International and Chief Financial Officer of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning.

Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Trading Symbol – PEP

Stock Exchange Listings – The New York Stock Exchange is the principal market for our Common Stock, which is also listed on the Amsterdam, Chicago and Swiss Stock Exchanges.

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo Common Stock for each fiscal quarter of 2005 and 2004 are contained in our Selected Financial Data.

Shareholders – At December 31, 2005, there were approximately 197,500 shareholders of record of our common stock.

Dividends – We target an annual dividend payout of approximately 45% of prior year’s net income from continuing operations. Dividends are usually declared in late January or early February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 10, June 9, September 8, and December 8, 2006. We have paid quarterly cash dividends since 1965. The quarterly dividends declared in 2005 and 2004 are contained in our Selected Financial Data.

For information on securities authorized for issuance under our equity compensation plans see Item 12.

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter under the $7 billion repurchase program authorized by our Board of Directors and publicly announced on March 29, 2004, and expiring on March 31, 2007, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
9/3/05				$2,771
9/4/05 – 10/1/05	4.4	$55.29	4.4	(245)

				2,526
10/2/05 – 10/29/05	3.4	57.83	3.4	(195)

				2,331
10/30/05 – 11/26/05	3.6	58.76	3.6	(213)

				2,118
11/27/05 – 12/31/05	4.1	59.53	4.1	(243)

	15.5	$57.77	15.5	$1,875

In addition, PepsiCo repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.

Issuer Purchases of Convertible Preferred Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
9/3/05
9/4/05 – 10/1/05	4,300	$279.52	N/A	N/A

10/2/05 – 10/29/05	7,700	287.57	N/A	N/A

10/30/05 – 11/26/05	3,200	291.27	N/A	N/A

11/27/05 – 12/31/05	3,200	294.01	N/A	N/A

	18,400	$287.45	N/A	N/A

Item 6. Selected Financial Data

Selected Financial Data is included on page 94.

Item 7. Management’s Discussion and Analysis

Our discussion and analysis is an integral part of understanding our financial results. Definitions of key terms can be found in the glossary on page 96. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Our Operations

We are a leading, global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods. We are organized into four divisions:

•	Frito-Lay North America,

•	PepsiCo Beverages North America,

•	PepsiCo International, and

•	Quaker Foods North America.

Net revenue and operating profit contributions to growth from each of our divisions in 2005 are as follows:

Our North American divisions operate in the United States and Canada. Our international divisions operate in over 200 countries, with our largest operations in Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1.

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, Fritos corn chips, branded dips, Ruffles potato chips, Quaker Chewy granola bars, Rold Gold pretzels, Sun Chips multigrain snacks, Munchies snack mix, Grandma’s cookies, Lay’s Stax potato crisps, Quaker Quakes corn and rice snacks, Quaker Fruit & Oatmeal bars, Cracker Jack candy coated popcorn and Go Snacks. FLNA branded products are sold to independent distributors and retailers.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Sierra Mist, Tropicana juice drinks, Mug, Propel, SoBe, Tropicana Twister, Dole and Slice. PBNA also manufactures, markets and sells ready-to-drink tea and coffee products through joint ventures with Lipton and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to bottlers licensed by us, and some of these branded products are sold directly by us to independent distributors and retailers. The franchise bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s volume reflects sales to its independent distributors and retailers, and the sales of beverages bearing our trademarks that franchise bottlers have reported as sold to independent distributors and retailers.

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

Our Chairman and CEO Perspective

The questions below reflect key questions shareholders most often ask about our businesses, and are followed by answers from our Chairman and CEO, Steve Reinemund.

There is a lot in the press about the “obesity epidemic.” How urgent is the obesity issue, and does it pose a risk to PepsiCo’s business?

There is no question that obesity is a significant issue gaining increased attention and importance in many nations. Public health is a complex issue that requires partnerships across public and private sectors to find solutions that help consumers.

That’s why, while we view this issue as a challenge, we also see the growing interest in health and wellness as a growth opportunity. Given that North America revenues from our Smart Spot eligible products – more than 250 products that contribute to healthier lifestyles – grew at more than two-and-one-half times the rate of the rest of our portfolio in 2005, it’s clear that our strategy is aligned with the interests of our consumers and retail partners. And it’s the right thing to do for our business. As a result, our commitment to health and wellness has never been stronger.

We believe the solution to consumers’ health and wellness needs – and the obesity epidemic in particular – lies in the concept of energy balance; that is, finding balance between the calories consumed and the calories burned. It requires companies like PepsiCo to be part of the solution – a priority on which we will continue to take action.

Whether it’s reformulating our products with lower sugar, fat or sodium, adding new or additional ingredients that deliver health benefits, or developing entirely new products, we’ve committed considerable resources to doing what we do best – giving consumers what they want. We’ve also committed to supporting active lifestyles and marketing responsibly.

Your commitment to the International business seems to be paying off. What are the drivers of growth in your International business, and do you expect the growth to continue at the same pace?

The outstanding growth achieved by our International business in 2005 is the result of years of investment and the implementation of a deliberate strategy to create scale in key international markets that will deliver profitable growth. As the fastest growing division at PepsiCo – and now the largest revenue generator – PepsiCo International’s strategy clearly is delivering results.

To give more perspective on why we’re encouraged about our international growth prospects, the portfolio of international markets is both broadening and strengthening, as we deliver exciting new products, tailored to local tastes, to consumers in more than 200 countries and territories. We’re particularly pleased with our growing presence in key emerging markets such as Brazil, China, India and Russia.

We’re very proud of the growth generated through our brands. Our performance is directly attributable to the passionate people who run our businesses in our international markets, each and every day of the year, adapting our products, packaging and distribution systems to a wide variety of tastes and market conditions.

We continue to expect our International business to grow at about twice the rate of our North American businesses, though favorable global macroeconomics clearly contributed to our 2005 performance which exceeded that expectation.

What is the role of acquisitions in PepsiCo’s future growth?

We continue to believe that small, strategic, or “tuck in” acquisitions, will help propel our future growth. Our recent acquisitions of Sakata in Australia, Star Foods in Poland, Punica in Germany, P.J. Smoothies in the United Kingdom and Stacy’s Pita Chips in the United States, are clear examples of how smaller acquisitions that offer considerable synergies with our existing businesses can help us grow in new geographies and new categories.

In each case, we exercise a disciplined approach to assessing any opportunity, carefully reviewing both strategic and financial criteria to ensure a fit with PepsiCo.

It’s important to understand that while acquisitions have a role to play in our growth plans, we believe we’ll continue to experience strong “organic” growth in our existing portfolio of businesses. They’re equipped with big, muscular brands, they have room to grow, and they receive constant investment and attention.

The carbonated soft drink category in North America has slowed in recent years. What does this trend mean for PepsiCo’s growth prospects?

While our carbonated soft drink business was down in North America in 2005, we’re convinced that, over time, growth can be restored as we continue to invest in innovation for our carbonated beverages. Our diet carbonated soft drinks continue to grow in North America, an indication that consumers will remain engaged with the category if we offer carbonated soft drinks they desire.

Importantly, if you look at the total liquid refreshment beverage (LRB) category in North America – meaning all beverage occasions except for coffee, alcohol, tap and bulk water – you’ll see it’s growing at about 2.5% annually. This is consistent with historical growth rates for LRB, and PepsiCo is very well positioned to capture this growth.

That’s because we have an advantaged portfolio of non-carbonated beverages, which is exactly where the growth in LRB is, and where we believe it continues to head. PepsiCo’s line-up of waters, sports drinks, teas and energy drinks includes leading brands, and they illustrate how an advantaged portfolio of non-carbonated beverages can deliver great products for consumers, and solid returns for retailers and shareholders.

How are you preparing to grow PepsiCo’s top line?

In a word, innovation – the lifeblood of any consumer products company. PepsiCo views this capability as a critical and sustainable competitive advantage. It is the reason we spend considerable time and dollars filling our pipeline with an array of consumer propositions to address needs for convenient foods and beverages.

We use a thoughtful and balanced approach to funding innovation and putting resources in place to support it. Some examples of that balance include balancing good-for-you and better-for-you product innovation with resources earmarked for our fun-for-you portfolio. In 2005, for example, our investment in new Aquafina FlavorSplash and new Gatorade Lemonade drove growth with our Smart Spot portfolio, while Lay’s Cheddar and Sour Cream flavored potato chips contributed to solid growth with our Lay’s brand.

But it also means balancing investment between carbonated and non-carbonated beverages, and balancing between “close-in” ideas like line extensions, and entirely new product platforms that don’t exist today. We’ve implemented new ways of coordinating the collection of insights from consumers and retail partners so we can better share those insights across our businesses, and generate ideas that have a greater chance of success in the marketplace.

I think it’s important to understand that innovation isn’t limited to products. Across PepsiCo, we’re constantly innovating to strengthen our go-to-market systems and to find structures that drive faster, more efficient and more cost-effective decision making. A current example is our Business Process Transformation, or BPT, a comprehensive, multi-year initiative that centers on moving all of PepsiCo to a common set of processes for key business activities, with current efforts focused on North America.

More than a year ago, you announced PepsiCo’s Business Process Transformation (BPT) initiative. What are the objectives of this program, and what is its status?

Through larger acquisitions and mergers over the years, such as Tropicana and Quaker, we’ve recognized the need to seamlessly integrate formerly independent information systems. We are also committed to harmonizing key business processes such as Finance, Consumer Insights, Purchasing and Supply Chain and continuously improving our customer service.

We’re supporting these processes with common Information Technology applications, linking our systems so that key pieces of data supporting all our businesses flow seemlessly from system to system. 2005 was a big year of preparation for the first deployment of our new, integrated system, which started its phased roll out in early 2006.

In fact, on January 16, the very first of these new capabilities began its roll out. Several of our North American plants, along with our Global Procurement team, now have streamlined tools and processes used for purchasing materials other than commodities, packaging and ingredients. Additional capabilities will be rolled out over the next several years.

When complete, we expect to have an infrastructure that will support better, faster decisions, allowing us to capture more growth opportunities, and better serve our customers. Importantly, it will also leverage PepsiCo’s scale for efficiency and effectiveness.

On the cost side, a number of key commodities have seen high rates of inflation. How is PepsiCo managing in an environment of increasing costs?

There is no doubt that 2005 was a challenging year for input costs – especially energy and plastics resin. Between several major hurricanes hitting the United States and inflation, we saw some expected and some unexpected pressure on our margins, but we managed those cost pressures and met our financial targets.

And we expect 2006 to be challenging as well, largely reflecting increased energy and commodity costs. However, we have solid plans in place to offset these rising costs through productivity programs and hedging strategies, and expect to carefully manage pricing to help offset some of the inflation.

PepsiCo’s businesses generate a great deal of cash, and the Company’s balance sheet is very conservative. Why don’t you put more debt on the balance sheet and use the proceeds to increase the dividend or increase share repurchases?

PepsiCo does generate considerable cash, and we are disciplined about how cash is reinvested in the business. Over the past three years, $5.7 billion has been reinvested in the businesses through capital expenditures and acquisitions, and $12.0 billion has been returned to shareholders through a combination of dividends and share repurchases. In essence, any cash we have not reinvested in the business has been returned to our shareholders. And, we are pleased with our current capital structure and debt ratings, which give us ready access to capital markets and keep our cost of borrowing down.

PepsiCo’s focus on people – specifically diversity and inclusion – has been a priority in previous reports. What results have you delivered through this focus and what changes have you made?

In terms of the diversity of our workforce, we’ve seen a significant increase in the number of women and people of color who’ve joined PepsiCo in various functions and at various levels. Since 2000, the percentage of women in management positions in the United States, has risen from 20% to 25%. The number of people of color in management positions has climbed from 15% to almost 22% – we made a gain of about 2 points of growth in 2005 alone. This change in the workforce has contributed to our growth through product ideas, greater insights about consumers and connections into growing urban and ethnic communities.

While a diverse workforce is important, we must also create an inclusive environment where everyone – regardless of race, gender, physical ability or sexual orientation – feels valued, engaged, and wants to be part of our growth. It is only through inclusion that we will fully unleash innovation and growth for our business.

To capture this potential, we made some changes in 2005. For example, to put accountability for diversity and inclusion squarely in the hands of our people, and into our divisions, we formed the PepsiCo Diversity & Inclusion Governance Council. Representatives from each division and various functions comprise the council, and its chair reports directly to me.

I also asked each of my direct reports to take ownership for the development of specific employee groups. Whether it is African Americans, Latinos, white males, women, or other groups of PepsiCo employees, each has a voice at the most senior decision-making entity at your company.

In the context of people issues, corporate responsibility is a hot topic. How are you ensuring PepsiCo associates are acting in accordance with the law, and – beyond the law – doing the right thing?

The need for trust between corporations and the general public is as big as ever, and investors rightly should ask this question of every company. PepsiCo’s focus on values remains honed on a commitment to every shareholder – to deliver sustained growth, through empowered people, operating with responsibility and building trust.

This commitment, along with other guiding principles, is what we aspire to each and every day. It complements our approach to corporate governance, the strength of our financial controls, and the company’s Worldwide Code of Conduct.

Our Values and our Worldwide Code of Conduct are known to every PepsiCo associate and are presented in 38 languages on our website (www.pepsico.com). But the strength of any such commitment is not in the words themselves, but in how they are lived every day.

We continuously remind our associates of the rewards that come with running the company in a legal, ethical and responsible way, along with the consequences of failing to do so. We want, and intend to be, a sustainable enterprise, and that demands our people act in responsible ways, and think about our businesses for the long term.

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

Retail consolidation has increased the importance of major customers and further consolidation is expected. Sales to Wal-Mart Stores, Inc. represent approximately 9% of our total worldwide net revenue; and our top five retail customers currently represent approximately 26% of our 2005 North American net revenue, with Wal-Mart representing approximately 11%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to The Pepsi Bottling Group (PBG) represent approximately 10% of our total net revenue. See “ Our Related Party Bottlers” and Note 8 for more information on our anchor bottlers.

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is less than 50% and since we do not control these bottlers, we do not consolidate their results. We include our share of their net income based on our percentage of economic ownership in our income statement as bottling equity income. We have designated three related party bottlers, PBG, PepsiAmericas, Inc. (PAS) and Pepsi Bottling Ventures LLC (PBV), as our anchor bottlers. Our anchor bottlers distribute approximately 62% of our North American beverage volume and approximately 19% of our international beverage volume. Our anchor bottlers participate in the bottler funding programs described above. Approximately 8% of our total 2005 sales incentives are related to these bottlers. See Note 8 for additional information on these related parties and related party commitments and guarantees.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices.

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

Broker-Warehouse

Some of our products are delivered from our manufacturing plants and warehouses to customer warehouses and retail stores. These less costly systems generally work best for products that are less fragile and perishable, have lower turnover, and are less likely to be impulse purchases.

Foodservice and Vending

Our foodservice and vending sales force distributes snacks, foods and beverages to third-party foodservice and vending distributors and operators, and for certain beverages, distributes through our bottlers. This distribution system supplies our products to schools, businesses, stadiums, restaurants and similar locations.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and effective distribution. In measured channels, our chief beverage competitor, The Coca-Cola Company, has a slightly larger share of carbonated soft drink (CSD) consumption in the U.S., while we have a larger share of chilled juices and isotonics. In addition, The Coca-Cola Company maintains a significant CSD share advantage in many markets outside North America. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on issues related to price, quality, variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

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

Our Business Risks

Our Approach to Managing Risks

We are subject to risks in the normal course of business due to adverse developments with respect to:

•	product demand,

•	our reputation,

•	information technology,

•	supply chain,

•	retail consolidation and the loss of major customers,

•	global economic and environmental conditions,

•	the regulatory environment,

•	workforce retention,

•	raw materials and energy,

•	competition, and

•	market risks.

Please see “ Risk Factors” in Item 1A. and “ Market Risks” below for more information about these risks.

The achievement of our strategic and operating objectives will necessarily involve taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework to identify, assess, prioritize, manage, monitor, and communicate risks across the company. This framework includes:

•

the PepsiCo Executive Risk Council (PERC), comprised of a cross-functional, geographically diverse, senior management group which identifies, assesses, prioritizes and addresses primarily strategic and reputational risks;

•	Division Risk Committees (DRCs), comprised of cross-functional senior management teams which meet regularly each year to identify, assess, prioritize and address division-specific operating risks;

•

PepsiCo’s Risk Management Office, which manages the overall process, provides ongoing guidance, tools and analytical support to the PERC and the DRCs, identifies and assesses potential risks, and facilitates ongoing communication between the parties, as well as to PepsiCo’s Audit Committee; and

•	PepsiCo Corporate Audit, which confirms the ongoing effectiveness of the risk management framework through periodic audit and review procedures.

In 2005, we continued our effort to drive risk mitigation focus to where risks can be most efficiently and effectively managed and reinforced ownership and accountability for risk management within the business. Some highlights include:

•

With respect to product demand, we continued to focus on the development of products that respond to consumer trends, such as consumer health concerns about obesity, product attributes and ingredients, including reformulating products to lower sugar, fats, and sodium; adding ingredients that deliver health benefits; and expanding our offering of portion-controlled packages. Smart Spot eligible products continued to be the fastest growing part of our North American product portfolio. We continued to focus on marketing our products in ways that promote healthier lifestyles. We helped create and endorsed the American Beverage Association’s new schools policy, which defines the types of products that may be sold in schools. We actively promoted healthy energy balance through our national sponsorship of America On the Move, a program designed to help families take simple steps to maintain a healthy energy balance.

•

We enhanced the coordination of our Division-led product integrity efforts through the creation of the PepsiCo Product Integrity Council (PPIC), a cross-functional forum to share leading practices and confer about areas of potential risk.

•	We continued to enhance our internal IT infrastructure, by consolidating and updating technology and retiring older technology, as well as improving our information security capabilities.

•

We continued implementation of our BPT initiative, which we believe will enable us to remain in step with the changing needs of our customers. Overall BPT project governance is provided through steering committees headed by senior executives and a team is in place to drive effective risk management and quality processes and to build an internal control environment compliant with the Sarbanes-Oxley Act.

•

We continue to assess our capability to mitigate potential business disruptions and evaluate an integrated approach to business disruption management, including disaster recovery, crisis management, and business continuity.

•

We established a compliance and ethics leadership structure, appointing an SVP, Deputy General Counsel who is focusing on business practices and compliance, prioritizing projects to enhance the effectiveness of our compliance and ethics program, including developing a multilingual Code of Conduct training program that will be rolled out in 2006.

•

We have implemented human resource programs which focus on diversity and inclusion, leadership development, succession planning, and employee work-life flexibility, and are aimed at hiring, developing, and retaining our talented and motivated workforce.

Market Risks

We are exposed to the market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange rates,

•	interest rates,

•	stock prices, and

•	discount rates affecting the measurement of our pension and retiree medical liabilities.

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. Our hedging strategies involve the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. We do not use derivative instruments for trading or speculative purposes and we limit our exposure to individual counterparties to manage credit risk. The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 10 for further discussion of these derivatives and our hedging policies. See “ Our Critical Accounting Policies” for a discussion of the exposure of our pension plan assets and pension and retiree medical liabilities to risks related to stock prices and discount rates.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “ Risk Factors” in Item 1A. for further discussion.

Commodity Prices

Our open commodity derivative contracts had a face value of $89 million at December 31, 2005 and $155 million at December 25, 2004. The open derivative contracts designated as accounting hedges resulted in net unrecognized gains of $39 million at December 31, 2005 and an unrecognized loss of $1 million at December 25, 2004. We estimate that a 10% decline in commodity prices would have reduced our unrecognized gains on open contracts to $35 million in 2005 and increased our unrecognized losses to $9 million in 2004. The open derivative contracts that were not designated as accounting hedges resulted in net recognized losses of $3 million in 2005 and $2 million in 2004. We estimate that a 10% decline in commodity prices would have increased our recognized losses on open contracts to $4 million in 2005 and to $5 million in 2004.

In 2006, we expect continued pricing pressures on our raw materials and energy costs. We expect to be able to mitigate the impact of these increased costs through our hedging strategies and ongoing productivity initiatives.

Foreign Exchange

Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity under the caption currency translation adjustment.

Our operations outside of the U.S. generate over a third of our net revenue of which Mexico, the United Kingdom and Canada comprise nearly 20%. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2005, net favorable foreign currency, primarily increases in the Mexican peso, Brazilian real, and Canadian dollar, contributed over 1 percentage point to net revenue growth. Currency declines which are not offset could adversely impact our future results.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the income statement as incurred. We may enter into derivatives to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $1.1 billion at December 31, 2005 and $908 million at December 25, 2004. The contracts designated as accounting hedges resulted in net unrecognized losses of $9 million at December 31, 2005 and $27 million at December 25, 2004. We estimate that an unfavorable 10% change in the exchange rates would have resulted in unrecognized losses of $81 million in 2005 and $110 million in 2004. The contracts not designated as accounting hedges resulted in net recognized gains of $14 million and less than $1 million at December 31, 2005 and December 25, 2004, respectively. These gains were almost entirely offset by changes in the underlying hedged items, resulting in no net impact on earnings.

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

Assuming year-end 2005 and 2004 variable rate debt and investment levels, a one point increase in interest rates would have decreased net interest expense by $8 million in 2005 and $11 million in 2004.

Stock Prices

A portion of our deferred compensation liability is tied to certain market indices and our stock price. We manage these market risks with mutual fund investments and prepaid forward contracts for the purchase of our stock. The combined gains or losses on these investments are substantially offset by changes in our deferred compensation liability.

OUR CRITICAL ACCOUNTING POLICIES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for stock-based compensation and pension plans, our critical accounting policies do not involve the choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented, and have discussed these policies with our Audit Committee.

In connection with our ongoing BPT initiative, we aligned certain accounting policies across our divisions in 2005. We conformed our methodology for calculating our bad debt reserves and modified our policy for recognizing revenue for products shipped to customers by third-party carriers. Additionally, we conformed our method of accounting for certain costs, primarily warehouse and freight. These changes reduced our net revenue by $36 million and our operating profit by $60 million in 2005. We also made certain reclassifications on our Consolidated Statement of Income in the fourth quarter of 2005 from cost of sales to selling, general and administrative expenses in connection with our BPT initiative. These reclassifications resulted in reductions to cost of sales of $556 million through the third quarter of 2005, $732 million in the full year 2004 and $688 million in the full year 2003, with corresponding increases to selling, general and administrative expenses in those periods. These reclassifications had no net impact on operating profit and have been made to all periods presented for comparability.

Our critical accounting policies arise in conjunction with the following:

•	revenue recognition,

•	brand and goodwill valuations,

•	income tax expense and accruals,

•	stock-based compensation expense, and

•	pension and retiree medical plans.

Revenue Recognition

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the U.S. and may allow discounts for early payment. We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for warehouse distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date products. Our bottlers have a similar replacement policy and are responsible for the products they distribute.

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

As discussed in “ Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Sales incentives and discounts are accounted for as a reduction of sales and totaled $8.9 billion in 2005, $7.8 billion in 2004 and $7.1 billion in 2003. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate total annual sales incentives for most of our programs and record a pro rata share in proportion to revenue. Certain arrangements extend beyond one year. For example, fountain pouring rights may extend up to 15 years. The costs incurred to obtain these arrangements are recognized over the contract period as a reduction of revenue, and the remaining balances of $321 million at year-end 2005 and $337 million at year-end 2004 are included in current assets and other assets in our Consolidated Balance Sheet.

We estimate and reserve for our bad debt exposure based on our experience with past due accounts. In 2005, our method of determining the reserves was conformed across our divisions in connection with our BPT initiative, as discussed above. Bad debt expense is classified within selling, general and administrative expenses in our Consolidated Statement of Income.

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

We believe that a brand has an indefinite life if it has significant market share in a stable macroeconomic environment and a history of strong revenue and cash flow performance that we expect to continue for the foreseeable future. If these perpetual brand criteria are not met, brands are amortized over their expected useful lives, which generally range from five to 40 years. Determining the expected life of a brand requires considerable management judgment and is based on an evaluation of a number of factors, including the competitive environment, market share, brand history and the macroeconomic environment of the countries in which the brand is sold.

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

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in “ Risk Factors” in Item 1A.

We did not recognize any impairment charges for perpetual brands or goodwill in the years presented. As of December 31, 2005, we had $5.2 billion of perpetual brands and goodwill, of which 70% related to Tropicana and Walkers.

Income Tax Expense and Accruals

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. See Note 5 for additional information regarding our tax reserves.

An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax benefits from the resolution of prior year tax matters to be such items.

Tax law requires items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax returns (our cash tax rate).

Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income is not likely to support the use of a deduction or credit in that tax jurisdiction. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but we have not yet recognized as expense in our financial statements.

The American Jobs Creation Act of 2004 (AJCA) created a one-time incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. As approved by our Board of Directors in July 2005, we repatriated approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. in the fourth quarter of 2005. In 2005, we recorded income tax expense of $460 million associated with this repatriation. Other than the earnings repatriated, we intend to continue to reinvest earnings outside the U.S. for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. At December 31, 2005, we had approximately $7.5 billion of undistributed international earnings.

In 2005, our annual tax rate for continuing operations was 36.1% compared to 24.7% in 2004 as discussed in “ Other Consolidated Results.” The tax rate in 2005 increased 11.4 percentage points primarily as a result of the AJCA tax charge and the absence of the 2004 tax benefits related to the favorable resolution of certain open tax items. For 2006, our annual tax rate is expected to be 28.0%, primarily reflecting the absence of the AJCA tax charge and changes in our concentrate sourcing around the world.

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

Our new executive compensation program, which became effective in 2004, strengthens the relationship between pay and individual performance through greater differentiation in the amount of base pay, bonus and stock-based compensation based on an employee’s job level and performance. The new program results in a shift of both cash and stock-based compensation to our top performing executives. In addition, our new program provides executives, who are awarded long-term incentives based on their performance, with a choice of stock options or restricted stock units (RSUs). RSU expense is based on the fair value of PepsiCo stock on the date of grant and is amortized over the vesting period, generally three years. Each restricted stock unit can be settled in a share of our stock after the vesting period. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and are granted 50% stock options and 50% RSUs. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets.

We also continued, as we have since 1989, to grant an annual award of stock options to all eligible employees, based on job level or classification under our broad-based stock option program, SharePower. As part of the new compensation program which began in 2004, the SharePower program grant was reduced by approximately 50% for employees in the U.S. and replaced with matching contributions of PepsiCo stock to our 401(k) savings plans. We did not reduce the SharePower award for international employees and continued using tenure, in addition to job level and classification, as a basis for the award. For additional information on our 401(k) savings plans, see Note 7.

Method of Accounting

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. We adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method in the first quarter of 2006. We do not expect our adoption of SFAS 123R to materially impact our financial statements.

Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense is approximately 29% to FLNA, 22% to PBNA, 31% to PI, 4% to QFNA and 14% to corporate unallocated expenses. The expense allocated to our divisions excludes any impact of changes in our Black-Scholes assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

Our Assumptions

Our Black-Scholes model estimates the expected value our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises,

our stock price and dividend yield. Our weighted-average fair value assumptions include:

	Estimated 2006	2005	2004	2003
Expected life	6 yrs.	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	3.8%	3.8%	3.3%	3.1%
Expected volatility	21%	23%	26%	27%
Expected dividend yield	1.9%	1.8%	1.8%	1.15%

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

2006 Estimated Expense and Sensitivity of Assumptions

Our stock-based compensation expense, including RSUs, is as follows:

	Estimated 2006	2005	2004
Stock-based compensation expense	$296	$311	$368

If we assumed a 100 basis point change in the following assumptions, our estimated 2006 stock-based compensation expense would increase/(decrease) as follows:

	100 Basis Point Increase	100 Basis Point Decrease
Risk free interest rate	$6	$(6)
Expected volatility	$2	$(2)
Expected dividend yield	$(9)	$10

If the expected life were assumed to be one year longer, our estimated 2006 stock-based compensation expense would increase by $12 million. If the expected life were assumed to be one year shorter, our estimated 2006 stock-based compensation expense would decrease by $7 million. As noted, changing the assumed expected life impacts all of the Black-Scholes valuation assumptions as the risk free interest rate, expected volatility and expected dividend yield are estimated over the expected life.

Pension and Retiree Medical Plans

Our pension plans cover full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts that vary based upon years of service, with retirees contributing the remainder of the cost.

Our Assumptions

The determination of pension and retiree medical plan obligations and associated expenses requires the use of assumptions to estimate the amount of the benefits that employees earn while working, as well as the present value of those benefits. Annual pension and retiree medical expense amounts are principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) increase in the liability due to the passage of time (interest cost), and (3) other gains and losses as discussed below, reduced by (4) expected return on plan assets for our funded plans.

Significant assumptions used to measure our annual pension and retiree medical expense include:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	certain employee-related factors, such as turnover, retirement age and mortality;

•	for pension expense, the expected return on assets in our funded plans and the rate of salary increases for plans where benefits are based on earnings; and

•	for retiree medical expense, health care cost trend rates.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Some of these assumptions require significant management judgment and could have a material impact on the measurement of our pension and retiree medical benefit expenses and obligations. The assumptions used to measure our annual pension and retiree medical expenses are determined as of September 30 (measurement date) and all plan assets and liabilities are generally reported as of that date.

At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. In the U.S., we utilize the Moody’s AA Corporate Index yield and adjust for the differences between the average duration of the bonds in this Index and the average duration of our benefits liabilities based upon a published index.

The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. Our current investment allocation target for our U.S. plans is 60% in equity securities, with the balance in fixed income securities and cash. Our expected long-term rate of return assumptions on U.S. plan assets is 7.8%, reflecting an estimated long-term return of 9.3%

from equity securities and an estimated 5.8% from fixed income securities. Approximately 80% of our pension plan assets relate to our U.S. plans. We use a market-related value method that recognizes each year’s asset gain or loss over a five-year period. Therefore, it takes five years for the gain or loss from any one year to be fully included in the other gains and losses calculation described below.

Other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes which increase or decrease benefits for prior employee service (prior service cost) is included in expense on a straight-line basis over the average remaining service period of those expected to benefit, which is approximately 11 years for pension expense and approximately 13 years for retiree medical.

Weighted-average assumptions for pension and retiree medical expense are the following:

	2006	2005	2004
Pension
Expense discount rate	5.6%	6.1%	6.1%
Expected rate of return on plan assets	7.7%	7.8%	7.8%
Expected rate of compensation increases	4.4%	4.3%	4.4%
Retiree medical
Expense discount rate	5.7%	6.1%	6.1%
Current health care cost trend rate	10.0%	11.0%	12.0%

Future Expense

An analysis of the estimated change in pension and retiree medical expense follows:

	Pension	Retiree Medical
2005 expense	$329	$135
Decrease in discount rate	84	6
Increase in experience loss/(gain) amortization	69	(3)
Impact of contributions	(63)	—
Other, including impact of 2003 Medicare Act	(14)	(12)

2006 estimated expense	$405	$126

Our 2006 pension expense is estimated to be approximately $405 million and retiree medical expense is estimated to be approximately $126 million. These estimates incorporate the 2006 assumptions, as well as the impact of the increased pension plan assets resulting from our discretionary contributions of $729 million in 2005 and the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) as discussed in Note 7. Changes in our 2006 assumptions include updates to the lump sum discount rate for the U.S. plans and to the mortality tables for certain international plans. The estimated increase of $69 million in net experience loss amortization included in estimated 2006 pension expense primarily reflects the recognition of lower than expected returns and past asset losses, which account for approximately $36 million of the increase, as well as assumption changes and demographic experience, which account for approximately $20 million of the increase.

Pension service costs, measured at a fixed discount rate but including the effect of demographic assumption changes, as well as the effects of gains and losses due to demographics, are reflected in division results. The effect of changes in discount and asset return rates, gains and losses other than those due to demographics, and the impact of funding are reflected in corporate unallocated expenses. Approximately $26 million of the increased pension and retiree medical expense in 2006 will be reflected in corporate unallocated expenses.

Based on our current assumptions which reflect our prior experience, current plan provisions, and expectations for future experience, and assuming the Board approves annual discretionary contributions of approximately $200 million, we expect our pension expense to remain relatively flat in 2007. In 2008, we expect our pension expense to begin to decline, with the expense dropping to approximately $305 million by 2011 as unrecognized experience losses are amortized. If our assumptions and our plan provisions for retiree medical remain unchanged and our experience mirrors these assumptions, we expect our annual retiree medical expense beyond 2006 to approximate $130 million.

Sensitivity of Assumptions

A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. The estimated impact of a 25 basis point decrease in the discount rate on 2006 pension expense is an increase of approximately $39 million. The estimated impact on 2006 pension expense of a 25 basis point decrease in the expected rate of return assumption is an increase of approximately $16 million. See Note 7 regarding the sensitivity of our retiree medical cost assumptions.

Future Funding

We make contributions to pension trusts maintained to provide plan benefits for certain pension plans. These contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions, and taxation to the employee only upon receipt of plan benefits. Generally, we do not fund our pension plans when our contributions would not be currently deductible.

Our pension contributions for 2005 were $803 million, of which $729 million was discretionary. In 2006, we expect contributions to be about $250 million with approximately $200 million expected to be discretionary. Our cash payments for retiree medical are estimated to be $85 million in 2006. As our retiree medical plans are not subject to regulatory funding requirements, we fund these plans on a pay-as-you-go basis.

For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued or effective during 2005 that have had, or are expected to have, a material impact on our consolidated financial statements.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2005	2004
Net revenue
53rd week	$418	—
Operating profit
53rd week	$75	—
2005 restructuring charges	$(83)	—
2004 restructuring and impairment charges	—	$(150)
Net income
AJCA tax charge	$(460)	—
53rd week	$57	—
2005 restructuring charges	$(55)	—
2004 restructuring and impairment charges	—	$(96)
Net tax benefits – continuing operations	—	$266
Tax benefit from discontinued operations	—	$38
Net income per common share – diluted
AJCA tax charge	$(0.27)	—
53rd week	$0.03	—
2005 restructuring charges	$(0.03)	—
2004 restructuring and impairment charges	—	$(0.06)
Net tax benefits – continuing operations	—	$0.15
Tax benefit from discontinued operations	—	$0.02

For the items and accounting changes affecting our 2003 results, see Note 1 and our 2003 Annual Report.

53rd week

In 2005, we had an additional week of results (53rd week). Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

2005 Restructuring Charges

In the fourth quarter of 2005, we incurred restructuring charges of $83 million to reduce costs in our operations, principally through headcount reductions.

2004 Restructuring and Impairment Charges

In the fourth quarter of 2004, we incurred restructuring and impairment charges of $150 million in conjunction with the consolidation of FLNA’s manufacturing network in connection with its ongoing productivity program. Savings from this productivity program have been used to offset increased marketplace spending.

AJCA Tax Charge

As approved by our Board of Directors in July 2005, in the fourth quarter of 2005 we repatriated approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. in connection with the AJCA. In 2005, we recorded income tax expense of $460 million associated with this repatriation.

Net Tax Benefits – Continuing Operations

In the fourth quarter of 2004, we recognized $45 million of tax benefits related to the completion of the U.S. Internal Revenue Service (IRS) audit for pre-merger Quaker open tax years. In the third quarter of 2004, we recognized $221 million of tax benefits related to a reduction in foreign tax accruals following the resolution of certain open tax issues with foreign tax authorities, and a refund claim related to prior U.S. tax settlements.

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

Total servings increased 7% in 2005 compared to 2004 as servings for beverages worldwide grew over 7% and servings for snacks worldwide grew 6%. All of our divisions positively contributed to the total servings growth. Total servings increased 6% in 2004 compared to 2003 as servings for beverages worldwide grew 7% and servings for snacks worldwide grew over 5%.

Net Revenue and Operating Profit

				Change
	2005	2004	2003	2005	2004
Division net revenues	$32,562	$29,261	$26,969	11%	8%
Divested businesses	—	—	2

Total net revenue	$32,562	$29,261	$26,971	11%	8%

Division operating profit	$6,710	$6,098	$5,463	10%	12%
Corporate unallocated	(788)	(689)	(502)	14%	38%
Merger-related costs	—	—	(59)
Impairment and restructuring charges	—	(150)	(147)
Divested businesses	—	—	26

Total operating profit	$5,922	$5,259	$4,781	13%	10%

Division operating profit margin	20.6%	20.8%	20.3%	(0.2)	0.5
Total operating profit margin	18.2%	18.0%	17.7%	0.2	0.3

2005

Net revenue increased 11% reflecting, across all divisions, increased volume, favorable effective net pricing, and net favorable foreign currency movements. The volume gains contributed 6 percentage points, the effective net pricing contributed 3 percentage points and the net favorable foreign currency movements contributed over 1 percentage point. The 53rd week contributed over 1 percentage point to revenue growth and almost 1 percentage point to volume growth.

Total operating profit increased 13% and margin increased 0.2 percentage points. Division operating profit increased 10% and margin decreased 0.2 percentage points. The operating profit gains primarily reflect leverage from the revenue growth, partially offset by higher selling and distribution (S&D) expenses and increased cost of sales, largely due to higher raw materials, energy, and S&D labor costs, as well as higher advertising and marketing expenses. In 2005, division operating profit margin reflects our current year restructuring actions, while total operating profit margin benefited from a favorable comparison to prior year restructuring and impairment charges. The additional week in 2005 contributed over 1 percentage point to both total and division operating profit growth.

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

Corporate Unallocated Expenses

Corporate unallocated expenses include the costs of our corporate headquarters, centrally managed initiatives such as our BPT initiative, unallocated insurance and benefit programs, foreign exchange transaction and certain commodity derivative gains and losses, as well as profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates and certain other items.

In 2005, corporate unallocated expenses increased 14%. This increase primarily reflects higher costs associated with our BPT initiative which contributed 7 percentage points, increased support behind health and wellness and innovation initiatives which contributed 5 percentage points, and Corporate departmental expenses and restructuring charges which each contributed 2 percentage points to the increase. In 2005, items of a non-recurring nature included charges of $55 million to conform our method of accounting across all divisions, primarily for warehouse and freight costs, and a gain of $25 million in connection with the settlement of a class action lawsuit related to our purchases of high fructose corn syrup from 1991 to 1995. In 2004, we recorded a charge of $50 million for the settlement of a contractual dispute with a former business partner.

In 2004, corporate unallocated expenses increased 38%. Higher employee-related costs contributed 18 percentage points of the increase, an accrual recognized in the fourth quarter for the settlement of a contractual dispute with a former business partner represented 10 percentage points of the increase and higher costs related to our BPT initiative contributed 4 percentage points of the increase. Corporate departmental expenses increased 2% compared to prior year.

Other Consolidated Results

				Change
	2005	2004	2003	2005	2004
Bottling equity income	$557	$380	$323	46%	18%
Interest expense, net	$(97)	$(93)	$(112)	4%	(17)%
Annual tax rate	36.1%	24.7%	28.5%
Net income – continuing operations	$4,078	$4,174	$3,568	(2)%	17%
Net income per common share – continuing operations – diluted	$2.39	$2.41	$2.05	(1)%	18%

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates as described in “ Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis. We continue to sell shares of PBG stock to trim our ownership to the level at the time of PBG’s initial public offering, since our ownership has increased as a result of PBG’s share repurchase program. During 2005, we sold 7.5 million shares of PBG stock. The resulting lower ownership percentage reduces the equity income from PBG that we recognize.

2005

Bottling equity income increased 46% reflecting $126 million of pre-tax gains on our sales of PBG stock, as well as stronger bottler results. In the first quarter of 2006, PBG and PAS adopted SFAS 123R which will negatively impact our bottling equity income.

Net interest expense increased 4% reflecting the impact of higher debt levels, substantially offset by higher investment rates and cash balances.

The tax rate increased 11.4 percentage points reflecting the $460 million tax charge related to our repatriation of undistributed international earnings, as well as the absence of income tax benefits of $266 million recorded in the prior year related to a reduction in foreign tax accruals following the resolution of certain open tax items with foreign tax authorities and a refund claim related to prior U.S. tax settlements. This increase was partially offset by increased international profit which is taxed at a lower rate.

Net income from continuing operations decreased 2% and the related net income per common share from continuing operations decreased 1%. These decreases reflect the impact of the tax items discussed above, partially offset by our operating profit growth, increased bottling equity income, which includes the gain on our PBG stock sale, the impact of the 53rd week, a favorable comparison to prior year restructuring and impairment charges, and for net income per share, the impact of our share repurchases.

2004

Bottling equity income increased 18%, primarily reflecting increased earnings from our anchor bottlers and favorable comparisons from international bottling investments, primarily as a result of the nationwide strike in Venezuela in early 2003.

Net interest expense declined 17% primarily due to favorable interest rates and higher average cash balances, partially offset by higher average debt balances and lower gains in the market value of investments used to economically hedge a portion of our deferred compensation liability. The offsetting increase in deferred compensation costs is reported in corporate unallocated expenses.

The annual tax rate decreased 3.8 percentage points compared to the prior year, primarily as a result of tax benefits from the resolution of open items with tax authorities in both years, as discussed in “Items Affecting Comparability.” The tax benefits reduced our tax rate by 2.6 percentage points. Increased benefit from concentrate operations and favorable changes arising from agreements with the IRS in the fourth quarter of 2003 also contributed to the decline in rate.

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

	FLNA	PBNA		PI		QFNA	Total
Net Revenue, 2005	$10,322	$9,146		$11,376		$1,718	$32,562
Net Revenue, 2004	$9,560	$8,313		$9,862		$1,526	$29,261

% Impact of:
Volume	4.5%	4	%(a)	8	%(a)	9%	6%
Effective net pricing	3	5		2.5		3	3
Foreign exchange	0.5	—		3		1	1
Acquisition/divestitures	—	—		2		—	0.5
% Change(b)	8%	10%		15%		13%	11%

	FLNA	PBNA		PI		QFNA	Divested Businesses	Total
Net Revenue, 2004	$9,560	$8,313		$9,862		$1,526	—	$29,261
Net Revenue, 2003	$9,091	$7,733		$8,678		$1,467	$2	$26,971

% Impact of:
Volume	3%	3	%(a)	7	%(a)	3%	—	4%
Effective net pricing	2	4		2		—	—	2
Foreign exchange	—	—		4		1	—	2
Acquisition/divestitures	—	—		1		—	—	—
% Change(b)	5%	7%		14%		4%	N/A	8%

(a)	For beverages sold to our bottlers, net revenue volume growth is based on our concentrate shipments and equivalents.
(b)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2005	2004	2003	2005	2004
Net revenue	$10,322	$9,560	$9,091	8	5
Operating profit	$2,529	$2,389	$2,242	6	7

2005

Net revenue grew 8% reflecting volume growth of 4.5% and positive effective net pricing driven by salty snack pricing actions and favorable mix on both salty and convenience foods products. Pound volume grew primarily due to mid single-digit growth in trademark Lay’s potato chips, high single-digit growth in salty trademark Tostitos, double-digit growth in Santitas, mid single-digit growth in trademark Cheetos, high single-digit growth in Dips and Fritos, and double-digit growth in Sun Chips. These gains were partially offset by the discontinuance of Toastables and Doritos Rollitos. Overall, salty snacks revenue grew 8% with volume growth of 5%, and convenience foods products revenue grew 13% with volume growth of 1%. Convenience foods products revenue benefited from favorable mix. The additional week contributed 2 percentage points to volume and net revenue growth.

Operating profit grew 6% reflecting positive effective net pricing actions and volume growth. This growth was offset by higher S&D costs resulting from increased labor and benefit charges and fuel costs; higher cost of sales, driven by raw materials, natural gas and freight; and increased advertising and marketing costs. Operating profit was also negatively impacted by more than 1 percentage point as a result of fourth quarter charges to reduce costs in our operations, principally through headcount reductions. The additional week contributed 2 percentage points to operating profit growth.

Products qualifying for our new Smart Spot program represented approximately 13% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had high single-digit revenue growth. See our website at www.smartspot.com for additional information on our Smart Spot program.

2004

Net revenue grew 5% reflecting volume growth of 3% and positive effective net pricing due to salty snack pricing actions and favorable mix. Pound volume grew primarily due to new products, single-digit growth in Lay’s Classic potato chips, strong double-digit growth in Variety Pack and mid single-digit growth in Tostitos and Fried Cheetos. Lay’s Stax and Doritos Rollitos led the new product growth. These gains were partially offset by single-digit declines in Doritos and Fritos and double-digit declines in Rold Gold and Quaker Toastables.

Operating profit grew nearly 7% reflecting the positive pricing actions and volume growth. Higher commodity costs, driven by corn oil and energy costs were largely offset by cost leverage generated from ongoing productivity initiatives.

Smart Spot eligible products represented approximately 10% of 2004 FLNA net revenue. These products experienced high single-digit revenue growth and the balance of the portfolio had mid single-digit revenue growth.

PepsiCo Beverages North America

				% Change
	2005	2004	2003	2005	2004
Net revenue	$9,146	$8,313	$7,733	10	7
Operating profit	$2,037	$1,911	$1,690	7	13

2005

Net revenue grew 10% and volume grew 4%. The volume increase was driven by a 16% increase in non-carbonated beverages, partially offset by a 1% decline in CSDs. Within non-carbonated beverages, Gatorade, Trademark Aquafina, Tropicana juice drinks, Propel and SoBe all experienced double-digit growth. Above average summer temperatures across the country, as well as the launch of new products such as Aquafina FlavorSplash and Gatorade Lemonade earlier in the year, drove Gatorade and Trademark Aquafina growth. Tropicana Pure Premium experienced a low single-digit decline resulting from price increases taken in the first quarter. The decline in CSDs reflects low single-digit declines in Trademark Pepsi and Trademark Mountain Dew, slightly offset by low single-digit growth in Sierra Mist. Across the brands, a low single-digit decline in regular CSDs was partially offset by low single-digit growth in diet CSDs. The additional week in 2005 had no significant impact on volume growth as bottler volume is reported based on a calendar month.

Net revenue also benefited from 5 percentage points of favorable effective net pricing, reflecting the continued migration from CSDs to non-carbonated beverages and price increases taken in the first quarter, primarily on concentrate and Tropicana Pure Premium, partially offset by increased trade spending in the current year. The additional week in 2005 contributed 1 percentage point to net revenue growth.

Operating profit increased nearly 7%, primarily reflecting net revenue growth. This increase was partially offset by higher raw material, energy, and transportation costs, as well as increased advertising and marketing expenses. The additional week in 2005 contributed 1 percentage point to operating profit growth and was fully offset by a 1 percentage point decline related to charges taken in the fourth quarter of 2005 to reduce costs in our operations, principally through headcount reductions.

Smart Spot eligible products represented almost 70% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio grew in the low single-digit range.

2004

Net revenue increased 7% and volume increased 3%. The volume increase reflects non-carbonated beverage growth of 10% and a slight increase in CSDs. The non-carbonated beverage growth was fueled by double-digit growth in Gatorade, Aquafina and Propel, as well as the introduction of bottler-distributed Tropicana juice drinks. Tropicana Pure Premium increased slightly for the year. The carbonated soft drink performance reflects a low single-digit increase in Trademark Mountain Dew and a slight increase in Trademark Sierra Mist, offset by a slight decline in Trademark Pepsi. Across the trademarks, high single-digit diet CSD growth was substantially offset by a low single-digit decline in regular CSDs. The increase in Trademark Mountain Dew reflects growth in both Diet and regular Mountain Dew and the limited time only offering of Mountain Dew Pitch Black, substantially offset by declines in both Mountain Dew Code Red and LiveWire. The performance of Trademark Pepsi reflects declines in regular Pepsi, Pepsi Twist and Pepsi Blue, mostly offset by increases in Diet Pepsi and the introduction of Pepsi Edge. Favorable product mix contributed 3 percentage points to net revenue growth, primarily reflecting a migration to non-carbonated beverages. Additionally, concentrate and fountain price increases taken in the first quarter contributed 1 percentage point to net revenue growth.

Operating profit increased 13% reflecting the net revenue growth, partially offset by higher selling, general and administrative costs, as well as costs related to marketplace initiatives.

Smart Spot eligible products represented over 60% of net revenue. These products experienced high single-digit revenue growth, and the balance of the portfolio had mid single-digit revenue growth.

PepsiCo International

				% Change
	2005	2004	2003	2005	2004
Net revenue	$11,376	$9,862	$8,678	15	14
Operating profit	$1,607	$1,323	$1,061	21	25

2005

International snacks volume grew 7%, reflecting growth of 11% in the Europe, Middle East & Africa region, 5% in the Latin America region and 6% in the Asia Pacific region. Acquisition and divestiture activity, principally the divestiture last year of our interest in a South Korea joint venture, reduced Asia region volume by 11 percentage points. The acquisition of a business in Romania late in 2004 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. Cumulatively, our divestiture and acquisition activities did not impact the reported total PepsiCo International snack volume growth rate. The overall gains reflected mid single-digit growth at Sabritas in Mexico, double-digit growth in India, Turkey, Russia, Australia and China, partially offset by a low single-digit decline at Walkers in the United Kingdom. The decline at Walkers is due principally to marketplace pressures. The additional week contributed 1 percentage point to international snack volume growth.

Beverage volume grew 11%, reflecting growth of 14% in the Europe, Middle East & Africa region, 11% in the Asia Pacific region and 6% in the Latin America region. Acquisitions had no significant impact on the reported total PepsiCo International beverage volume growth rate. Broad-based increases were led by double-digit growth in the Middle East, China, Argentina, Venezuela and Russia. Carbonated soft drinks and non-carbonated beverages both grew at a double-digit rate. The additional week had no impact on beverage volume growth as volume is reported based on a calendar month.

Net revenue grew 15%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Foreign currency contributed almost 3 percentage points of growth reflecting the favorable Mexican peso and Brazilian real, partially offset by the unfavorable British pound. Acquisitions and divestitures contributed almost 2 percentage points of growth. The additional week contributed 1 percentage point to revenue growth. Cumulatively, the impact of foreign currency, acquisitions and divestitures, and the additional week on net revenue was 5 percentage points.

Operating profit grew 21% driven largely by the broad-based volume growth and favorable effective net pricing, partially offset by increased energy and raw material costs. Foreign currency contributed 4 percentage points of growth based on the favorable Mexican peso and Brazilian real. The net favorable impact from acquisition and divestiture activity, primarily the acquisition of General Mills’ minority interest in Snack Ventures Europe in Q1 2005, contributed 2 percentage points of growth. The additional week contributed 1 percentage point to operating profit growth which was fully offset by a 1 percentage point decline in operating profit growth related to fourth quarter charges to reduce costs in our operations and rationalize capacity.

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

Quaker Foods North America

				% Change
	2005	2004	2003	2005	2004
Net revenue	$1,718	$1,526	$1,467	13	4
Operating profit	$537	$475	$470	13	1

2005

Net revenue increased 13% and volume increased 9%. The volume increase reflects double-digit growth in Oatmeal, Aunt Jemima syrup and mix, Rice-A-Roni and Pasta Roni, as well as high single-digit growth in Cap’n Crunch cereal and mid single-digit growth in Life cereal. Higher effective net pricing contributed nearly 3 percentage points of growth reflecting favorable product mix, the settlement of prior year trade spending accruals and price increases on ready-to-eat cereals taken in the third quarter of 2004. Favorable Canadian exchange rates contributed nearly 1 percentage point to net revenue growth. The additional week in 2005 contributed approximately 2 percentage points to both net revenue and volume growth.

Operating profit increased 13% reflecting the net revenue growth. This growth was partially offset by higher advertising and marketing costs behind programs for core brands and innovation, as well as an unfavorable cost of sales comparison primarily due to higher energy and raw materials costs in the latter part of 2005. The additional week in 2005 contributed approximately 2 percentage points to operating profit growth.

Smart Spot eligible products represented approximately half of net revenue and had double-digit revenue growth. The balance of the portfolio also experienced double-digit revenue growth.

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

Smart Spot eligible products represented approximately half of net revenue and had high single-digit revenue growth. The balance of the portfolio was flat.

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

Operating Activities

In 2005, our operations provided $5.9 billion of cash compared to $5.1 billion in the prior year. The increase reflects our solid business results, as well as lower taxes paid in the current year as 2004 tax payments included a $760 million tax payment related to our 2003 settlement with the IRS. This increase was partially offset by $803 million of pension plan contributions in the current year, of which $729 million was discretionary, compared to pension payments of $458 million in the prior year, of which $400 million was discretionary.

Investing Activities

In 2005, we used $3.5 billion, primarily reflecting capital spending of $1.7 billion, acquisitions of $1.1 billion, primarily the $750 million acquisition of General Mills’ minority interest in Snack Ventures Europe, and net purchases of short-term investments of $1.0 billion. These amounts were partially offset by the proceeds from our sale of PBG stock of $214 million. In 2004, we used $2.3 billion for investing, primarily reflecting capital spending of $1.4 billion and short-term investments of almost $1.0 billion.

In the first quarter of 2006, we completed our acquisition of Stacy’s Pita Chip Company which was funded with existing domestic cash. This acquisition will be included in the first quarter of 2006 as an investing activity in our Condensed Consolidated Statement of Cash Flows.

We anticipate net capital spending of approximately $2.2 billion in 2006, which is above our long-term target of approximately 5% of net revenue. Planned capital spending in 2006 includes increased investments in manufacturing capacity to support growth in our China snack and beverage operations and our North American Gatorade business, as well as increased investment in support of our ongoing BPT initiative. We expect capital spending to return to our long-term targeted rate following 2006.

Financing Activities

In 2005, we used $1.9 billion, primarily reflecting common share repurchases of $3.0 billion and dividend payments of $1.6 billion, partially offset by net proceeds from short-term borrowings of $1.8 billion and stock option proceeds of $1.1 billion. This compares to $2.3 billion used for financing in 2004, primarily reflecting share repurchases at a cost of $3.0 billion and dividend payments of $1.3 billion, partially offset by net issuances of short-term borrowings of $1.1 billion and proceeds from exercises of stock options of nearly $1.0 billion.

In 2004, our Board of Directors authorized a new $7.0 billion share repurchase program. Since inception of the new program, we have repurchased $5.1 billion of shares, leaving $1.9 billion of remaining authorization. We target an annual dividend payout of approximately 45% of prior year’s net income from continuing operations. Each spring we review our capital structure with our Board, including our dividend policy and share repurchase activity.

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

	2005	2004	2003
Net cash provided by operating activities	$5,852	$5,054	$4,328
Capital spending	(1,736)	(1,387)	(1,345)
Sales of property, plant and equipment	88	38	49

Management operating cash flow	$4,204	$3,705	$3,032

Management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “ Risk Factors” in Item 1A. and “ Our Business Risks” for certain factors that may impact our operating cash flows.

Credit Ratings

Our debt ratings of Aa3 from Moody’s and A+ from Standard & Poor’s contribute to our ability to access global capital markets. We have maintained strong investment grade ratings for over a decade. Our Moody’s rating reflects an upgrade from A1 to Aa3 in 2004 due to the strength of our balance sheet and cash flows. Each rating is considered strong investment grade and is in the first quartile of their respective ranking systems. These ratings also reflect the impact of our anchor bottlers’ cash flows and debt.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 for a description of our credit facilities and long-term contractual commitments.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. As of year-end 2005, we believe it is remote that these guarantees would require any cash payment. See Note 9 for a description of our off-balance sheet arrangements.

Financial Position

Significant changes in our Consolidated Balance Sheet from December 25, 2004 to December 31, 2005 not discussed above were as follows:

•	Other assets increased primarily reflecting our increased pension contributions in the current year.

•

Income taxes payable increased primarily reflecting $460 million of taxes accrued related to our repatriation of international earnings in connection with the AJCA to be paid in the first quarter of 2006.

OUR FINANCIAL RESULTS

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

(in millions except per share amounts)	2005	2004		2003
Net Revenue	$32,562	$29,261		$26,971
Cost of sales	14,176	12,674		11,691
Selling, general and administrative expenses	12,314	11,031		10,148
Amortization of intangible assets	150	147		145
Restructuring and impairment charges	—	150		147
Merger-related costs	—	—		59

Operating Profit	5,922	5,259		4,781
Bottling equity income	557	380		323
Interest expense	(256)	(167)		(163)
Interest income	159	74		51

Income from Continuing Operations before Income Taxes	6,382	5,546		4,992
Provision for Income Taxes	2,304	1,372		1,424

Income from Continuing Operations	4,078	4,174		3,568
Tax Benefit from Discontinued Operations	—	38		—

Net Income	$4,078	$4,212		$3,568

Net Income per Common Share – Basic
Continuing operations	$2.43	$2.45		$2.07
Discontinued operations	—	0.02		—

Total	$2.43	$2.47		$2.07

Net Income per Common Share – Diluted
Continuing operations	$2.39	$2.41		$2.05
Discontinued operations	—	0.02		—

Total	$2.39	$2.44	*	$2.05

*	Based on unrounded amounts.

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

(in millions)	2005	2004	2003
Operating Activities
Net income	$4,078	$4,212	$3,568
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,308	1,264	1,221
Stock-based compensation expense	311	368	407
Restructuring and impairment charges	—	150	147
Cash payments for merger-related costs and restructuring charges	(22)	(92)	(109)
Tax benefit from discontinued operations	—	(38)	—
Pension and retiree medical plan contributions	(877)	(534)	(605)
Pension and retiree medical plan expenses	464	395	277
Bottling equity income, net of dividends	(411)	(297)	(276)
Deferred income taxes and other tax charges and credits	440	(203)	(286)
Merger-related costs	—	—	59
Other non-cash charges and credits, net	145	166	101
Changes in operating working capital, excluding effects of acquisitions and divestitures
Accounts and notes receivable	(272)	(130)	(220)
Inventories	(132)	(100)	(49)
Prepaid expenses and other current assets	(56)	(31)	23
Accounts payable and other current liabilities	188	216	(11)
Income taxes payable	609	(268)	182

Net change in operating working capital	337	(313)	(75)
Other	79	(24)	(101)

Net Cash Provided by Operating Activities	5,852	5,054	4,328

Investing Activities
Snack Ventures Europe (SVE) minority interest acquisition	(750)	—	—
Capital spending	(1,736)	(1,387)	(1,345)
Sales of property, plant and equipment	88	38	49
Other acquisitions and investments in noncontrolled affiliates	(345)	(64)	(71)
Cash proceeds from sale of PBG stock	214	—	—
Divestitures	3	52	46
Short-term investments, by original maturity
More than three months – purchases	(83)	(44)	(38)
More than three months – maturities	84	38	28
Three months or less, net	(992)	(963)	(940)

Net Cash Used for Investing Activities	(3,517)	(2,330)	(2,271)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

(in millions)	2005	2004	2003
Financing Activities
Proceeds from issuances of long-term debt	$25	$504	$52
Payments of long-term debt	(177)	(512)	(641)
Short-term borrowings, by original maturity
More than three months – proceeds	332	153	88
More than three months – payments	(85)	(160)	(115)
Three months or less, net	1,601	1,119	40
Cash dividends paid	(1,642)	(1,329)	(1,070)
Share repurchases – common	(3,012)	(3,028)	(1,929)
Share repurchases – preferred	(19)	(27)	(16)
Proceeds from exercises of stock options	1,099	965	689

Net Cash Used for Financing Activities	(1,878)	(2,315)	(2,902)

Effect of exchange rate changes on cash and cash equivalents	(21)	51	27

Net Increase/(Decrease) in Cash and Cash Equivalents	436	460	(818)
Cash and Cash Equivalents, Beginning of Year	1,280	820	1,638

Cash and Cash Equivalents, End of Year	$1,716	$1,280	$820

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 31, 2005 and December 25, 2004

(in millions except per share amounts)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$1,716	$1,280
Short-term investments	3,166	2,165

	4,882	3,445
Accounts and notes receivable, net	3,261	2,999
Inventories	1,693	1,541
Prepaid expenses and other current assets	618	654

Total Current Assets	10,454	8,639

Property, Plant and Equipment, net	8,681	8,149
Amortizable Intangible Assets, net	530	598

Goodwill	4,088	3,909
Other nonamortizable intangible assets	1,086	933

Nonamortizable Intangible Assets	5,174	4,842
Investments in Noncontrolled Affiliates	3,485	3,284
Other Assets	3,403	2,475

Total Assets	$31,727	$27,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term obligations	$2,889	$1,054
Accounts payable and other current liabilities	5,971	5,599
Income taxes payable	546	99

Total Current Liabilities	9,406	6,752

Long-Term Debt Obligations	2,313	2,397
Other Liabilities	4,323	4,099
Deferred Income Taxes	1,434	1,216

Total Liabilities	17,476	14,464
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(110)	(90)
Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (issued 1,782 shares)	30	30
Capital in excess of par value	614	618
Retained earnings	21,116	18,730
Accumulated other comprehensive loss	(1,053)	(886)

	20,707	18,492
Less: repurchased common stock, at cost (126 and 103 shares, respectively)	(6,387)	(4,920)

Total Common Shareholders’ Equity	14,320	13,572

Total Liabilities and Shareholders’ Equity	$31,727	$27,987

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Shareholders’ Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

(in millions)	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	1,782	$30	1,782	$30	1,782	$30

Capital in Excess of Par Value
Balance, beginning of year		618		548		207
Stock-based compensation expense		311		368		407
Stock option exercises (a)		(315)		(298)		(66)

Balance, end of year		614		618		548

Retained Earnings
Balance, beginning of year		18,730		15,961		13,489
Net income		4,078		4,212		3,568
Cash dividends declared – common		(1,684)		(1,438)		(1,082)
Cash dividends declared – preferred		(3)		(3)		(3)
Cash dividends declared – RSUs		(5)		(2)		—
Other		—		—		(11)

Balance, end of year		21,116		18,730		15,961

Accumulated Other Comprehensive Loss
Balance, beginning of year		(886)		(1,267)		(1,672)
Currency translation adjustment		(251)		401		410
Cash flow hedges, net of tax:
Net derivative gains/(losses)		54		(16)		(11)
Reclassification of (gains)/losses to net income		(8)		9		(1)
Minimum pension liability adjustment, net of tax		16		(19)		7
Unrealized gain on securities, net of tax		24		6		1
Other		(2)		—		(1)

Balance, end of year		(1,053)		(886)		(1,267)

Repurchased Common Stock
Balance, beginning of year	(103)	(4,920)	(77)	(3,376)	(60)	(2,524)
Share repurchases	(54)	(2,995)	(58)	(2,994)	(43)	(1,946)
Stock option exercises	31	1,523	32	1,434	26	1,096
Other	—	5	—	16	—	(2)

Balance, end of year	(126)	(6,387)	(103)	(4,920)	(77)	(3,376)

Total Common Shareholders’ Equity		$14,320		$13,572		$11,896

		2005		2004		2003
Comprehensive Income
Net Income		$4,078		$4,212		$3,568
Currency translation adjustment		(251)		401		410
Cash flow hedges, net of tax		46		(7)		(12)
Minimum pension liability adjustment, net of tax		16		(19)		7
Unrealized gain on securities, net of tax		24		6		1
Other		(2)		—		(1)

Total Comprehensive Income		$3,911		$4,593		$3,973

(a)	Includes total tax benefit of $125 million in 2005, $183 million in 2004 and $340 million in 2003.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our economic ownership interest. We do not control these other affiliates, as our ownership in these other affiliates is generally less than 50%. Our share of the net income of noncontrolled bottling affiliates is reported in our income statement as bottling equity income. Bottling equity income also includes any changes in our ownership interests of these affiliates. In 2005, bottling equity income includes $126 million of pre-tax gains on our sales of PBG stock. See Note 8 for additional information on our noncontrolled bottling affiliates. Our share of other noncontrolled affiliates is included in division operating profit. Intercompany balances and transactions are eliminated. In 2005, we had an additional week of results (53rd week). Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

In connection with our ongoing BPT initiative, we aligned certain accounting policies across our divisions in 2005. We conformed our methodology for calculating our bad debt reserves and modified our policy for recognizing revenue for products shipped to customers by third-party carriers. Additionally, we conformed our method of accounting for certain costs, primarily warehouse and freight. These changes reduced our net revenue by $36 million and our operating profit by $60 million in 2005. We also made certain reclassifications on our Consolidated Statement of Income in the fourth quarter of 2005 from cost of sales to selling, general and administrative expenses in connection with our BPT initiative. These reclassifications resulted in reductions to cost of sales of $556 million through the third quarter of 2005, $732 million in the full year 2004 and $688 million in the full year 2003, with corresponding increases to selling, general and administrative expenses in those periods. These reclassifications had no net impact on operating profit and have been made to all periods presented for comparability.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, future cash flows associated with impairment testing for perpetual brands and goodwill, useful lives for intangible assets, tax reserves, stock-based compensation and pension and retiree medical accruals. Actual results could differ from these estimates.

See “ Our Divisions” below and for additional unaudited information on items affecting the comparability of our consolidated results, see “ Items Affecting Comparability” in Management’s Discussion and Analysis.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2005 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods through our North American and international business divisions. Our North American divisions include the United States and Canada. The accounting policies for the divisions are the same as those described in Note 2, except for certain allocation methodologies for stock-based compensation expense and pension and retiree medical expense, as described in the unaudited information in “Our Critical Accounting Policies.” Additionally, beginning in the fourth quarter of 2005, we began centrally managing commodity derivatives on behalf of our divisions. Certain of the commodity derivatives, primarily those related to the purchase of energy for use by our divisions, do not qualify for hedge accounting treatment. These derivatives hedge underlying commodity price risk and were not entered into for speculative purposes. Such derivatives are marked to market with the resulting gains and losses recognized as a component of corporate unallocated expense. These gains and losses are reflected in division results when the divisions take delivery of the underlying commodity. Therefore, division results reflect the contract purchase price of the energy or other commodities.

Division results are based on how our Chairman and Chief Executive Officer evaluates our divisions. Division results exclude certain Corporate-initiated restructuring and impairment charges, merger-related costs and divested businesses. For additional unaudited information on our divisions, see “ Our Operations” in Management’s Discussion and Analysis.

	2005	2004	2003	2005	2004	2003
	Net Revenue			Operating Profit
FLNA	$10,322	$9,560	$9,091	$2,529	$2,389	$2,242
PBNA	9,146	8,313	7,733	2,037	1,911	1,690
PI	11,376	9,862	8,678	1,607	1,323	1,061
QFNA	1,718	1,526	1,467	537	475	470

Total division	32,562	29,261	26,969	6,710	6,098	5,463
Divested businesses	—	—	2	—	—	26
Corporate	—	—	—	(788)	(689)	(502)

	32,562	29,261	26,971	5,922	5,409	4,987
Restructuring and impairment charges	—	—	—	—	(150)	(147)
Merger-related costs	—	—	—	—	—	(59)

Total	$32,562	$29,261	$26,971	$5,922	$5,259	$4,781

Divested Businesses

During 2003, we sold our Quaker Foods North America Mission pasta business. The results of this business are reported as divested businesses.

Corporate

Corporate includes costs of our corporate headquarters, centrally managed initiatives, such as our BPT initiative, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, and certain commodity derivative gains and losses, as well as profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates and certain other items.

Restructuring and Impairment Charges and Merger-Related Costs – See Note 3.

Other Division Information

	2005	2004	2003	2005	2004	2003
	Total Assets			Capital Spending
FLNA	$5,948	$5,476	$5,332	$512	$469	$426
PBNA	6,316	6,048	5,856	320	265	332
PI	9,983	8,921	8,109	667	537	521
QFNA	989	978	995	31	33	32

Total division	23,236	21,423	20,292	1,530	1,304	1,311
Corporate (a)	5,331	3,569	2,384	206	83	34
Investments in bottling affiliates	3,160	2,995	2,651	—	—	—

	$31,727	$27,987	$25,327	$1,736	$1,387	$1,345

(a) Corporate assets consist principally of cash and cash equivalents, short-term investments, and property, plant and equipment.

	2005	2004	2003	2005	2004	2003
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$3	$3	$3	$419	$420	$416
PBNA	76	75	75	264	258	245
PI	71	68	66	420	382	350
QFNA	—	1	1	34	36	36

Total division	150	147	145	1,137	1,096	1,047
Corporate	—	—	—	21	21	29

	$150	$147	$145	$1,158	$1,117	$1,076

	2005	2004	2003	2005	2004	2003
	Net Revenue(a)			Long-Lived Assets(b)
U.S.	$19,937	$18,329	$17,377	$10,723	$10,212	$9,907
Mexico	3,095	2,724	2,642	902	878	869
United Kingdom	1,821	1,692	1,510	1,715	1,896	1,724
Canada	1,509	1,309	1,147	582	548	508
All other countries	6,200	5,207	4,295	3,948	3,339	3,123

	$32,562	$29,261	$26,971	$17,870	$16,873	$16,131

(a)	Represents net revenue from businesses operating in these countries.

(b)

Long-lived assets represent net property, plant and equipment, nonamortizable and net amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for direct-store-delivery (DSD) and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for warehouse distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis. We are exposed to concentration of credit risk by our customers, Wal-Mart and PBG. Wal-Mart represents approximately 9% of our net revenue, including concentrate sales to our bottlers which are used in finished goods sold by them to Wal-Mart; and PBG represents approximately 10%. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives and discounts through various programs to our customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $8.9 billion in 2005, $7.8 billion in 2004 and $7.1 billion in 2003. While most of these incentive arrangements have terms of no more than one year, certain arrangements extend beyond one year. For example, fountain pouring rights may extend up to 15 years. Costs incurred to obtain these arrangements are recognized over the contract period and the remaining balances of $321 million at December 31, 2005 and $337 million at December 25, 2004 are included in current assets and other assets in our Consolidated Balance Sheet. For additional unaudited information on our sales incentives, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Other marketplace spending includes the costs of advertising and other marketing activities and is reported as selling, general and administrative expenses. Advertising expenses were $1.8 billion in 2005, $1.7 billion in 2004 and $1.6 billion in 2003. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,

•	promotional materials in inventory, and

•	production costs of future media advertising.

Deferred advertising costs of $202 million and $137 million at year-end 2005 and 2004, respectively, are classified as prepaid expenses in our Consolidated Balance Sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $4.1 billion in 2005, $3.9 billion in 2004 and $3.6 billion in 2003.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less which we do not intend to rollover beyond three months.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment on our Consolidated Balance Sheet and amortized on a straight-line basis over the estimated useful lives of the software, which generally do not exceed 5 years. Net capitalized software and development costs were $327 million at December 31, 2005 and $181 million at December 25, 2004.

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

There have been no new accounting pronouncements issued or effective during 2005 that have had, or are expected to have, a material impact on our consolidated financial statements.

Note 3 — Restructuring and Impairment Charges and Merger-Related Costs

2005 Restructuring Charges

In the fourth quarter of 2005, we incurred a charge of $83 million ($55 million after-tax or $0.03 per share) in conjunction with actions taken to reduce costs in our operations, principally through headcount reductions. Of this charge, $34 million related to FLNA, $21 million to PBNA, $16 million to PI and $12 million to Corporate (recorded in corporate unallocated expenses). Most of this charge related to the termination of approximately 700 employees. We expect the substantial portion of the cash payments related to this charge to be paid in 2006.

2004 and 2003 Restructuring and Impairment Charges

In the fourth quarter of 2004, we incurred a charge of $150 million ($96 million after-tax or $0.06 per share) in conjunction with the consolidation of FLNA’s manufacturing network as part of its ongoing productivity program. Of this charge, $93 million related to asset impairment, primarily reflecting the closure of four U.S. plants. Production from these plants was redeployed to other FLNA facilities in the U.S. The remaining $57 million included employee-related costs of $29 million, contract termination costs of $8 million and other exit costs of $20 million. Employee-related costs primarily reflect the termination costs for approximately 700 employees. Through December 31, 2005, we have paid $47 million and incurred non-cash charges of $10 million, leaving substantially no accrual.

In the fourth quarter of 2003, we incurred a charge of $147 million ($100 million after-tax or $0.06 per share) in conjunction with actions taken to streamline our North American divisions and PepsiCo International. These actions were taken to increase focus and eliminate redundancies at PBNA and PI and to improve the efficiency of the supply chain at FLNA. Of this charge, $81 million related to asset impairment, reflecting $57 million for the closure of a snack plant in Kentucky, the retirement of snack manufacturing lines in Maryland and Arkansas and $24 million for the closure of a PBNA office building in Florida. The remaining $66 million included employee-related costs of $54 million and facility and other exit costs of $12 million. Employee-related costs primarily reflect the termination costs for approximately 850 sales, distribution, manufacturing, research and marketing employees. As of December 31, 2005, all terminations had occurred and substantially no accrual remains.

Merger-Related Costs

In connection with the Quaker merger in 2001, we recognized merger-related costs of $59 million ($42 million after-tax or $0.02 per share) in 2003.

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life	2005	2004	2003
Property, plant and equipment, net
Land and improvements	10 –30 yrs.	$685	$646
Buildings and improvements	20 – 44	3,736	3,605
Machinery and equipment, including fleet and software	5 – 15	11,658	10,950
Construction in progress		1,066	729

		17,145	15,930
Accumulated depreciation		(8,464)	(7,781)

		$8,681	$8,149

Depreciation expense		$1,103	$1,062	$1,020

Amortizable intangible assets, net
Brands	5 – 40	$1,054	$1,008
Other identifiable intangibles	3 – 15	257	225

		1,311	1,233

Accumulated amortization		(781)	(635)

		$530	$598

Amortization expense		$150	$147	$145

Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on average 2005 foreign exchange rates, is expected to be $152 million in 2006, $35 million in 2007, $35 million in 2008, $34 million in 2009 and $33 million in 2010.

Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. For additional unaudited information on our amortizable brand policies, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

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

	Balance, Beginning 2004	Acquisition	Translation and Other	Balance, End of 2004	Acquisition	Translation and Other	Balance, End of 2005
Frito-Lay North America
Goodwill	$130	$—	$8	$138	$—	$7	$145

PepsiCo Beverages North America
Goodwill	2,157	—	4	2,161	—	3	2,164
Brands	59	—	—	59	—	—	59

	2,216	—	4	2,220	—	3	2,223

PepsiCo International
Goodwill	1,334	29	72	1,435	278	(109)	1,604
Brands	808	—	61	869	263	(106)	1,026

	2,142	29	133	2,304	541	(215)	2,630

Quaker Foods North America
Goodwill	175	—	—	175	—	—	175

Corporate
Pension intangible	2	—	3	5	—	(4)	1

Total goodwill	3,796	29	84	3,909	278	(99)	4,088
Total brands	867	—	61	928	263	(106)	1,085
Total pension intangible	2	—	3	5	—	(4))	1

	$4,665	$29	$148	$4,842	$541	$(209)	$5,174

Note 5 — Income Taxes

	2005	2004	2003
Income before income taxes – continuing operations
U.S.	$3,175	$2,946	$3,267
Foreign	3,207	2,600	1,725

	$6,382	$5,546	$4,992

Provision for income taxes – continuing operations
Current: U.S. Federal	$1,638	$1,030	$1,326
Foreign	426	256	341
State	118	69	80

	2,182	1,355	1,747

Deferred: U.S. Federal	137	11	(274)
Foreign	(26)	5	(47)
State	11	1	(2)

	122	17	(323)

	$2,304	$1,372	$1,424

Tax rate reconciliation – continuing operations
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	1.4	0.8	1.0
Taxes on AJCA repatriation	7.0	—	—
Lower taxes on foreign results	(6.5)	(5.4)	(5.5)
Settlement of prior years’ audit	—	(4.8)	(2.2)
Other, net	(0.8)	(0.9)	0.2

Annual tax rate	36.1%	24.7%	28.5%

Deferred tax liabilities
Investments in noncontrolled affiliates	$993	$850
Property, plant and equipment	772	857
Pension benefits	863	669
Intangible assets other than nondeductible goodwill	135	153
Zero coupon notes	35	46
Other	169	157

Gross deferred tax liabilities	2,967	2,732

Deferred tax assets
Net carryforwards	608	666
Stock-based compensation	426	402
Retiree medical benefits	400	402
Other employee-related benefits	342	379
Other	520	460

Gross deferred tax assets	2,296	2,309
Valuation allowances	(532)	(564)

Deferred tax assets, net	1,764	1,745

Net deferred tax liabilities	$1,203	$987

	2005	2004	2003
Deferred taxes included within:
Prepaid expenses and other current assets	$231	$229
Deferred income taxes	$1,434	$1,216
Analysis of valuation allowances
Balance, beginning of year	$564	$438	$487
(Benefit)/provision	(28)	118	(52)
Other (deductions)/additions	(4)	8	3

Balance, end of year	$532	$564	$438

For additional unaudited information on our income tax policies, including our reserves for income taxes, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Carryforwards, Credits and Allowances

Operating loss carryforwards totaling $5.1 billion at year-end 2005 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.1 billion in 2006, $4.1 billion between 2007 and 2025 and $0.9 billion may be carried forward indefinitely. In addition, certain tax credits generated in prior periods of approximately $39.4 million are available to reduce certain foreign tax liabilities through 2011. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

Undistributed International Earnings

The AJCA created a one-time incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. As approved by our Board of Directors in July 2005, we repatriated approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. in the fourth quarter of 2005. In 2005, we recorded income tax expense of $460 million associated with this repatriation. Other than the earnings repatriated, we intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. At December 31, 2005, we had approximately $7.5 billion of undistributed international earnings.

Reserves

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. During 2004, we recognized $266 million of tax benefits related to the favorable resolution of certain open tax issues. In addition, in 2004, we recognized a tax benefit of $38 million upon agreement with the IRS on an open issue related to our discontinued restaurant operations. At the end of 2003, we entered into agreements with the IRS for open years through

1997. These agreements resulted in a tax benefit of $109 million in the fourth quarter of 2003. As part of these agreements, we also resolved the treatment of certain other issues related to future tax years.

The IRS has initiated their audits of our tax returns for the years 1998 through 2002. Our tax returns subsequent to 2002 have not yet been examined. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution. Our tax reserves, covering all federal, state and foreign jurisdictions, are presented in the balance sheet within other liabilities (see Note 14), except for any amounts relating to items we expect to pay in the coming year which are included in current income taxes payable. For further unaudited information on the impact of the resolution of open tax issues, see “Other Consolidated Results.”

Note 6 — Stock-Based Compensation

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Employees at all levels participate in our stock-based compensation program. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our Board. Stock options and RSUs are granted to employees under the shareholder-approved 2003 Long-Term Incentive Plan (LTIP), our only active stock-based plan. Stock-based compensation expense was $311 million in 2005, $368 million in 2004 and $407 million in 2003. Related income tax benefits recognized in earnings were $87 million in 2005, $103 million in 2004 and $114 million in 2003. At year-end 2005, 51 million shares were available for future executive and SharePower grants. For additional unaudited information on our stock-based compensation program, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

SharePower Grants

SharePower options are awarded under our LTIP to all eligible employees, based on job level or classification, and in the case of international employees, tenure as well. All stock option grants have an exercise price equal to the fair market value of our common stock on the day of grant and generally have a 10-year term with vesting after three years.

Executive Grants

All senior management and certain middle management are eligible for executive grants under our LTIP. All stock option grants have an exercise price equal to the fair market value of our common stock on the day of grant and generally have a 10-year term with vesting after three years. There have been no reductions to the exercise price of previously issued awards, and any repricing of awards would require approval of our shareholders.

Beginning in 2004, executives who are awarded long-term incentives based on their performance are offered the choice of stock options or RSUs. RSU expense is based on the fair value of PepsiCo stock on the date of grant and is amortized over the vesting period, generally three years. Each restricted stock unit can be settled in a share of our stock after the vesting period. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and are granted 50% stock options and 50% RSUs. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets. We granted 3 million RSUs in both 2005 and 2004 with weighted-average intrinsic values of $53.83 and $47.28, respectively.

Method of Accounting and Our Assumptions

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. We adopted SFAS 123R, Share-Based Payment, under the modified prospective method in the first quarter of 2006. We do not expect our adoption of SFAS 123R to materially impact our financial statements.

Our weighted-average Black-Scholes fair value assumptions include:

	2005	2004	2003
Expected life	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	3.8%	3.3%	3.1%
Expected volatility	23%	26%	27%
Expected dividend yield	1.8%	1.8%	1.15%

Our Stock Option Activity(a)

	2005		2004		2003
	Options	Average Price(b)	Options	Average Price(b)	Options	Average Price(b)
Outstanding at beginning of year	174,261	$40.05	198,173	$38.12	190,432	$36.45
Granted	12,328	53.82	14,137	47.47	41,630	39.89
Exercised	(30,945)	35.40	(31,614)	30.57	(25,833)	26.74
Forfeited/expired	(5,495)	43.31	(6,435)	43.82	(8,056)	43.56

Outstanding at end of year	150,149	42.03	174,261	40.05	198,173	38.12

Exercisable at end of year	89,652	40.52	94,643	36.41	97,663	32.56

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.

(b)	Weighted-average exercise price.

Stock options outstanding and exercisable at December 31, 2005(a)

	Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Average Price(b)	Average Life(c)		Options	Average Price(b)	Average Life (c)
$14.40 to $21.54	905	$20.01	3.56	yrs.	905	$20.01	3.56	yrs.
$23.00 to $33.75	14,559	30.46	3.07		14,398	30.50	3.05
$34.00 to $43.50	82,410	39.44	5.34		48,921	39.19	4.10
$43.75 to $56.75	52,275	49.77	7.17		25,428	49.48	6.09

	150,149	42.03	5.67		89,652	40.52	4.45

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

Our RSU Activity(a)

	2005			2004
	RSUs	Average Intrinsic Value(b)	Average Life (c)	RSUs	Average Intrinsic Value(b)	Average Life (c)
Outstanding at beginning of year	2,922	$47.30		—	$—
Granted	3,097	53.83		3,077	47.28
Converted	(91)	48.73		(18)	47.25
Forfeited/expired	(259)	50.51		(137)	47.25

Outstanding at end of year	5,669	50.70	1.8 yrs.	2,922	47.30	2.2 yrs.

(a)	RSUs are in thousands.

(b)	Weighted-average intrinsic value.

(c)	Weighted-average contractual life remaining.

Other stock-based compensation data

	Stock Options			RSUs
	2005	2004	2003	2005	2004
Weighted-average fair value of options granted	$13.45	$12.04	$11.21
Total intrinsic value of options/RSUs exercised/converted(a)	$632,603	$667,001	$466,719	$4,974	$914
Total intrinsic value of options/RSUs outstanding(a)	$2,553,594	$2,062,153	$1,641,505	$334,931	$151,760
Total intrinsic value of options exercisable(a)	$1,662,198	$1,464,926	$1,348,658

(a)	In thousands.

At December 31, 2005, there was $315 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.6 years.

Note 7 — Pension, Retiree Medical and Savings Plans

Our pension plans cover full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts, which vary based upon years of service, with retirees contributing the remainder of the costs. We use a September 30 measurement date and all plan assets and liabilities are generally reported as of that date. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost) is included in expense on a straight-line basis over the average remaining service period of employees expected to receive benefits.

The Medicare Act was signed into law in December 2003 and we applied the provisions of the Medicare Act to our plans in 2005 and 2004. The Medicare Act provides a subsidy for sponsors of retiree medical plans who offer drug benefits equivalent to those provided under Medicare. As a result of the Medicare Act, our 2005 and 2004 retiree medical costs were $11 million and $7 million lower, respectively, and our 2005 and 2004 liabilities were reduced by $136 million and $80 million, respectively. We expect our 2006 retiree medical costs to be approximately $18 million lower than they otherwise would have been as a result of the Medicare Act.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

	Pension						Retiree Medical
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	U.S.			International
Weighted-average assumptions
Liability discount rate	5.7%	6.1%	6.1%	5.1%	6.1%	6.1%	5.7%	6.1%	6.1%
Expense discount rate	6.1%	6.1%	6.7%	6.1%	6.1%	6.4%	6.1%	6.1%	6.7%
Expected return on plan assets	7.8%	7.8%	8.3%	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increases	4.4%	4.5%	4.5%	4.1%	3.9%	3.8%	—	—	—
Components of benefit expense
Service cost	$213	$193	$153	$32	$27	$24	$40	$38	$33
Interest cost	296	271	245	55	47	39	78	72	73
Expected return on plan assets	(344)	(325)	(305)	(69)	(65)	(54)	—	—	—
Amortization of prior service cost/(benefit)	3	6	6	1	1	—	(11)	(8)	(3)
Amortization of experience loss	106	81	44	15	9	5	26	19	13

Benefit expense	274	226	143	34	19	14	133	121	116
Settlement/curtailment loss	—	4	—	—	1	—	—	—	—
Special termination benefits	21	19	4	—	1	—	2	4	—

Total	$295	$249	$147	$34	$21	$14	$135	$125	$116

	Pension				Retiree Medical
	2005	2004	2005	2004	2005	2004
	U.S.		International
Change in projected benefit liability
Liability at beginning of year	$4,968	$4,456	$952	$758	$1,319	$1,264
Service cost	213	193	32	27	40	38
Interest cost	296	271	55	47	78	72
Plan amendments	—	(17)	3	1	(8)	(41)
Participant contributions	—	—	10	9	—	—
Experience loss/(gain)	517	261	203	73	(45)	58
Benefit payments	(241)	(205)	(28)	(29)	(74)	(76)
Settlement/curtailment loss	—	(9)	—	(2)	—	—
Special termination benefits	21	18	—	1	2	4
Foreign currency adjustment	—	—	(68)	67	—	—
Other	(3)	—	104	—	—	—

Liability at end of year	$5,771	$4,968	$1,263	$952	$1,312	$1,319

Liability at end of year for service to date	$4,783	$4,164	$1,047	$779

Change in fair value of plan assets
Fair value at beginning of year	$4,152	$3,558	$838	$687	$—	$—
Actual return on plan assets	477	392	142	77	—	—
Employer contributions/funding	699	416	104	37	74	76
Participant contributions	—	—	10	9	—	—
Benefit payments	(241)	(205)	(28)	(29)	(74)	(76)
Settlement/curtailment loss	—	(9)	—	(2)	—	—
Foreign currency adjustment	—	—	(61)	59	—	—
Other	(1)	—	94	—	—	—

Fair value at end of year	$5,086	$4,152	$1,099	$838	$—	$—

Funded status as recognized in our Consolidated Balance Sheet
Funded status at end of year	$(685)	$(817)	$(164)	$(113)	$(1,312)	$(1,319)
Unrecognized prior service cost/(benefit)	5	9	17	13	(113)	(116)
Unrecognized experience loss	2,288	2,013	474	380	402	473
Fourth quarter benefit payments	5	5	4	7	19	19

Net amounts recognized	$1,613	$1,210	$331	$287	$(1,004)	$(943)

Net amounts as recognized in our Consolidated Balance Sheet
Other assets	$2,068	$1,572	$367	$294	$—	$—
Intangible assets	—	—	1	5	—	—
Other liabilities	(479)	(387)	(41)	(37)	(1,004)	(943)
Accumulated other comprehensive loss	24	25	4	25	—	—

Net amounts recognized	$1,613	$1,210	$331	$287	$(1,004)	$(943)

Components of increase in unrecognized experience loss
Decrease in discount rate	$365	$—	$194	$4	$61	$—
Employee-related assumption changes	57	196	2	65	—	109
Liability-related experience different from assumptions	95	65	7	4	(54)	31
Actual asset return different from expected return	(133)	(67)	(73)	(12)	—	—
Amortization of losses	(106)	(81)	(15)	(9)	(26)	(19)
Other, including foreign currency adjustments and 2003 Medicare Act	(3)	(5)	(22)	26	(52)	(82)

Total	$275	$108	$93	$78	$(71)	$39

	Pension				Retiree Medical
	2005	2004	2005	2004	2005	2004
	U.S.		International
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(374)	$(320)	$(65)	$(191)	$(1,312)	$(1,319)
Projected benefit liability	$(815)	$(685)	$(84)	$(227)	$(1,312)	$(1,319)
Fair value of plan assets	$8	$11	$33	$161	—	—

Of the total projected pension benefit liability at year-end 2005, $765 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments

Our estimated future benefit payments are as follows:

	2006	2007	2008	2009	2010	2011-15
Pension	$235	$255	$275	$300	$330	$2,215
Retiree medical	$85	$90	$90	$95	$100	$545

These future benefits to beneficiaries include payments from both funded and unfunded pension plans.

Pension Assets

The expected return on pension plan assets is based on our historical experience, our pension plan investment guidelines, and our expectations for long-term rates of return. We use a market-related value method that recognizes each year’s asset gain or loss over a five-year period. Therefore, it takes five years for the gain or loss from any one year to be fully included in the value of pension plan assets that is used to calculate the expected return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they are due. Our investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve our long-term return expectation. Our target allocation and actual pension plan asset allocations for the plan years 2005 and 2004, are as follows:

	Target Allocation	Actual Allocation
Asset Category		2005	2004
Equity securities	60%	60%	60%
Debt securities	40%	39%	39%
Other, primarily cash	—	1%	1%

Total	100%	100%	100%

Pension assets include approximately 5.5 million shares of PepsiCo common stock with a market value of $311 million in 2005, and 5.5 million shares with a market value of $267 million in 2004. Our investment policy limits the investment in PepsiCo stock at the time of investment to 10% of the fair value of plan assets.

Retiree Medical Cost Trend Rates

An average increase of 10% in the cost of covered retiree medical benefits is assumed for 2006. This average increase is then projected to decline gradually to 5% in 2010 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. A 1 percentage point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2005 service and interest cost components	$3	$(2)
2005 benefit liability	$38	$(33)

Savings Plans

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to help employees accumulate additional savings for retirement. We make matching contributions on a portion of eligible pay based on years of service. In 2005 and 2004, our matching contributions were $52 million and $35 million, respectively.

Note 8 — Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are PBG and PAS. Approximately 10% of our net revenue in 2005, 2004 and 2003 reflects sales to PBG.

The Pepsi Bottling Group

In addition to approximately 41% and 42% of PBG’s outstanding common stock that we own at year-end 2005 and 2004, respectively, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. This gives us economic ownership of approximately 45% and 46% of PBG’s combined operations at year-end 2005 and 2004, respectively. In 2005, bottling equity income includes $126 million of pre-tax gains on our sales of PBG stock.

PBG’s summarized financial information is as follows:

	2005	2004	2003
Current assets	$2,412	$2,183
Noncurrent assets	9,112	8,754

Total assets	$11,524	$10,937

Current liabilities	$2,598	$1,725
Noncurrent liabilities	6,387	6,818
Minority interest	496	445

Total liabilities	$9,481	$8,988

Our investment	$1,738	$1,594

Net revenue	$11,885	$10,906	$10,265
Gross profit	$5,632	$5,250	$5,050
Operating profit	$1,023	$976	$956
Net income	$466	$457	$416

Our investment in PBG, which includes the related goodwill, was $400 million and $321 million higher than our ownership interest in their net assets at year-end 2005 and 2004, respectively. Based upon the quoted closing price of PBG shares at year-end 2005 and 2004, the calculated market value of our shares in PBG, excluding our investment in Bottling Group, LLC, exceeded our investment balance by approximately $1.5 billion and $1.7 billion, respectively.

PepsiAmericas

At year-end 2005 and 2004, we owned approximately 43% and 41% of PepsiAmericas, respectively, and their summarized financial information is as follows:

	2005	2004	2003
Current assets	$598	$530
Noncurrent assets	3,456	3,000

Total assets	$4,054	$3,530

Current liabilities	$722	$521
Noncurrent liabilities	1,763	1,386

Total liabilities	$2,485	$1,907

Our investment	$968	$924

Net revenue	$3,726	$3,345	$3,237
Gross profit	$1,562	$1,423	$1,360
Operating profit	$393	$340	$316
Net income	$195	$182	$158

Our investment in PAS, which includes the related goodwill, was $292 million and $253 million higher than our ownership interest in their net assets at year-end 2005 and 2004, respectively. Based upon the quoted closing price of PAS shares at year-end 2005 and 2004, the calculated market value of our shares in PepsiAmericas exceeded our investment balance by approximately $364 million and $277 million, respectively.

In January 2005, PAS acquired a regional bottler, Central Investment Corporation. The table above includes the results of Central Investment Corporation from the transaction date forward.

Related Party Transactions

Our significant related party transactions involve our noncontrolled bottling affiliates. We sell concentrate to these affiliates, which is used in the production of carbonated soft drinks and non-carbonated beverages. We also sell certain finished goods to these affiliates and we receive royalties for the use of our trademarks for certain products. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “ Our Customers” in Management’s Discussion and Analysis. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2005	2004	2003
Net revenue	$4,633	$4,170	$3,699
Selling, general and administrative expenses	$143	$114	$128
Accounts and notes receivable	$178	$157
Accounts payable and other current liabilities	$117	$95

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

Note 9 — Debt Obligations and Commitments

	2005	2004
Short-term debt obligations
Current maturities of long-term debt	$143	$160
Commercial paper (3.3% and 1.6%)	3,140	1,287
Other borrowings (7.4% and 6.6%)	356	357
Amounts reclassified to long-term debt	(750)	(750)

	$2,889	$1,054

Long-term debt obligations
Short-term borrowings, reclassified	$750	$750
Notes due 2006-2026 (5.4% and 4.7%)	1,161	1,274
Zero coupon notes, $475 million due 2006-2012 (13.4%)	312	321
Other, due 2006-2014 (6.3% and 6.2%)	233	212

	2,456	2,557
Less: current maturities of long-term debt obligations	(143)	(160)

	$2,313	$2,397

The interest rates in the above table reflect weighted-average rates as of year-end.

Short-term borrowings are reclassified to long-term when we have the intent and ability, through the existence of the unused lines of credit, to refinance these borrowings on a long-term basis. At year-end 2005, we maintained $2.1 billion in corporate lines of credit subject to normal banking terms and conditions. These credit facilities support short-term debt issuances and remained unused as of December 31, 2005. Of the $2.1 billion, $1.35 billion expires in May 2006 with the remaining $750 million expiring in June 2009.

In addition, $181 million of our debt was outstanding on various lines of credit maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are committed to the extent of our borrowings.

Interest Rate Swaps

We entered into interest rate swaps in 2004 to effectively convert the interest rate of a specific debt issuance from a fixed rate of 3.2% to a variable rate. The variable weighted-average interest rate that we pay is linked to LIBOR and is subject to change. The notional amount of the interest rate swaps outstanding at December 31, 2005 and December 25, 2004 was $500 million. The terms of the interest rate swaps match the terms of the debt they modify. The swaps mature in 2007.

At December 31, 2005, approximately 78% of total debt, after the impact of the associated interest rate swaps, was exposed to variable interest rates, compared to 67% at December 25, 2004. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Cross Currency Interest Rate Swaps

In 2004, we entered into a cross currency interest rate swap to hedge the currency exposure on U.S. dollar denominated debt of $50 million held by a foreign affiliate. The terms of this swap match the terms of the debt it modifies. The swap matures in 2008. The unrecognized gain related to this swap was less than $1 million at December 31, 2005, resulting in a U.S. dollar liability of $50 million. At December 25, 2004, the unrecognized loss related to this swap was $3 million, resulting in a U.S. dollar liability of $53 million. We have also entered into cross currency interest rate swaps to hedge the currency exposure on U.S. dollar denominated intercompany debt of $125 million. The terms of the swaps match the terms of the debt they modify. The swaps mature over the next two years. The net unrecognized gain related to these swaps was $5 million at December 31, 2005. The net unrecognized loss related to these swaps was less than $1 million at December 25, 2004.

Long-Term Contractual Commitments

	Payments Due by Period
	Total	2006	2007 – 2008	2009 – 2010	2011 and beyond
Long-term debt obligations(a)	$2,313	$—	$1,052	$876	$385
Operating leases	769	187	253	132	197
Purchasing commitments(b)	4,533	1,169	1,630	775	959
Marketing commitments	1,487	412	438	381	256
Other commitments	99	82	10	6	1

	$9,201	$1,850	$3,383	$2,170	$1,798

(a)	Excludes current maturities of long-term debt of $143 million which are classified within current liabilities.

(b)	Includes approximately $13 million of long-term commitments which are reflected in other liabilities in our Consolidated Balance Sheet.

The above table reflects non-cancelable commitments as of December 31, 2005 based on year-end foreign exchange rates.

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

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. In connection with these transactions, we have guaranteed $2.3 billion of Bottling Group, LLC’s long-term debt through 2012 and $28 million of YUM! Brands, Inc. (YUM) outstanding obligations, primarily property leases, through 2020. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. Our guarantees of certain obligations ensured YUM’s continued use of certain properties. These guarantees would require our cash payment if YUM failed to perform under these lease obligations.

See “ Our Liquidity, Capital Resources and Financial Position” in Management’s Discussion and Analysis for further unaudited information on our borrowings.

Note 10 — Risk Management

We are exposed to the risk of loss arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks,

•	interest rates,

•	stock prices, and

•	discount rates affecting the measurement of our pension and retiree medical liabilities.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. See “ Our Business Risks” in Management’s Discussion and Analysis for further unaudited information on our business risks.

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in net income in that period.

We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in our income statement. We do not use derivative instruments for trading or speculative purposes and we limit our exposure to individual counterparties to manage credit risk.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than two years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas and diesel fuel. For those derivatives that are designated as cash flow hedges, any ineffectiveness is recorded immediately. However, our commodity cash flow hedges have not had any significant ineffectiveness for all periods presented. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify gains of $24 million related to cash flow hedges from accumulated other comprehensive loss into net income.

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

Fair Value

All derivative instruments are recognized in our Consolidated Balance Sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices. Book and fair values of our derivative and financial instruments are as follows:

	2005		2004
	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and cash equivalents(a)	$1,716	$1,716	$1,280	$1,280
Short-term investments (b)	$3,166	$3,166	$2,165	$2,165
Forward exchange contracts (c)	$19	$19	$8	$8
Commodity contracts (d)	$41	$41	$7	$7
Prepaid forward contracts (e)	$107	$107	$120	$120
Cross currency interest rate swaps (f)	$6	$6	—	—
Liabilities
Forward exchange contracts (c)	$15	$15	$35	$35
Commodity contracts (d)	$3	$3	$8	$8
Debt obligations	$5,202	$5,378	$3,451	$3,676
Interest rate swaps (g)	$9	$9	$1	$1
Cross currency interest rate swaps (f)	$—	$—	$3	$3

Included in our Consolidated Balance Sheet under the captions noted above or as indicated below. In addition, derivatives are designated as accounting hedges unless otherwise noted below.

(a)	Book value approximates fair value due to the short maturity.

(b)

Principally short-term time deposits and includes $124 million at December 31, 2005 and $118 million at December 25, 2004 of mutual fund investments used to manage a portion of market risk arising from our deferred compensation liability.

(c)

2005 asset includes $14 million related to derivatives not designated as accounting hedges. Assets are reported within current assets and other assets and liabilities are reported within current liabilities and other liabilities.

(d)

2005 asset includes $2 million related to derivatives not designated as accounting hedges and the liability relates entirely to derivatives not designated as accounting hedges. Assets are reported within current assets and other assets and liabilities are reported within current liabilities and other liabilities.

(e)	Included in current assets and other assets.

(f)	Asset included within other assets and liability included in long-term debt.

(g)	Reported in other liabilities.

This table excludes guarantees, including our guarantee of $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $47 million at December 31, 2005 and $46 million at December 25, 2004 based on an external estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 — Net Income per Common Share from Continuing Operations

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 3.0 million shares in 2005, 7.0 million shares in 2004 and 49.0 million shares in 2003 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $53.77 in 2005, $52.88 in 2004 and $48.27 in 2003.

The computations of basic and diluted net income per common share from continuing operations are as follows:

	2005		2004		2003
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income	$4,078		$4,174		$3,568
Preferred shares:
Dividends	(2)		(3)		(3)
Redemption premium	(16)		(22)		(12)

Net income available for common shareholders	$4,060	1,669	$4,149	1,696	$3,553	1,718

Basic net income per common share	$2.43		$2.45		$2.07

Net income available for common shareholders	$4,060	1,669	$4,149	1,696	$3,553	1,718
Dilutive securities:
Stock options and RSUs	—	35	—	31	—	17
ESOP convertible preferred stock	18	2	24	2	15	3
Unvested stock awards	—	—	—	—	—	1

Diluted	$4,078	1,706	$4,173	1,729	$3,568	1,739

Diluted net income per common share	$2.39		$2.41		$2.05

(a)	Weighted-average common shares outstanding.

Note 12 — Preferred and Common Stock

As of December 31, 2005 and December 25, 2004, there were 3.6 billion shares of common stock and 3 million shares of convertible preferred stock authorized. The preferred stock was issued only for an employee stock ownership plan (ESOP) established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2005 and 2004, there were 803,953 preferred shares issued and 354,853 and 424,853 shares outstanding, respectively. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends.

As of December 31, 2005, 0.3 million outstanding shares of preferred stock with a fair value of $104 million and 17 million shares of common stock were held in the accounts of ESOP participants. As of December 25, 2004, 0.4 million outstanding shares of preferred stock with a fair value of $110 million and 18 million shares of common stock were held in the accounts of ESOP participants. Quaker made the final award to its ESOP plan in June 2001.

	2005			2004		2003
	Shares	Amount		Shares	Amount	Shares	Amount
Preferred stock	0.8	$41		0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.4	$90		0.3	$63	0.2	$48
Redemptions	0.1	19		0.1	27	0.1	15

Balance, end of year	0.5	$110	*	0.4	$90	0.3	$63

*	Does not sum due to rounding.

Note 13 — Accumulated Other Comprehensive Loss

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive loss results from items deferred on the balance sheet in shareholders’ equity. Other comprehensive (loss)/income was $(167) million in 2005, $381 million in 2004, and $405 million in 2003. The accumulated balances for each component of other comprehensive loss were as follows:

	2005	2004	2003
Currency translation adjustment	$(971)	$(720)	$(1,121)
Cash flow hedges, net of tax (a)	27	(19)	(12)
Minimum pension liability adjustment (b)	(138)	(154)	(135)
Unrealized gain on securities, net of tax	31	7	1
Other	(2)	—	—

Accumulated other comprehensive loss	$(1,053)	$(886)	$(1,267)

(a)

Includes net commodity gains of $55 million in 2005. Also includes no impact in 2005, $6 million gain in 2004 and $8 million gain in 2003 for our share of our equity investees’ accumulated derivative activity. Deferred gains/(losses) reclassified into earnings were $8 million in 2005, $(10) million in 2004 and no impact in 2003.

(b)

Net of taxes of $72 million in 2005, $77 million in 2004 and $67 million in 2003. Also, includes $120 million in 2005, $121 million in 2004 and $110 million in 2003 for our share of our equity investees’ minimum pension liability adjustments.

Note 14 — Supplemental Financial Information

	2005	2004	2003
Accounts receivable
Trade receivables	$2,718	$2,505
Other receivables	618	591

	3,336	3,096

Allowance, beginning of year	97	105	$116
Net amounts (credited)/charged to expense	(1)	18	32
Deductions (a)	(22)	(25)	(43)
Other (b)	1	(1)	—

Allowance, end of year	75	97	$105

Net receivables	$3,261	$2,999

Inventory (c)
Raw materials	$738	$665
Work-in-process	112	156
Finished goods	843	720

	$1,693	$1,541

Accounts payable and other current liabilities
Accounts payable	$1,799	$1,731
Accrued marketplace spending	1,383	1,285
Accrued compensation and benefits	1,062	961
Dividends payable	431	387
Insurance accruals	136	131
Other current liabilities	1,160	1,104

	$5,971	$5,599

Other liabilities
Reserves for income taxes	$1,884	$1,567
Other	2,439	2,532

	$4,323	$4,099

Other supplemental information
Rent expense	$228	$245	$231
Interest paid	$213	$137	$147
Income taxes paid, net of refunds	$1,258	$1,833	$1,530
Acquisitions(d)
Fair value of assets acquired	$1,089	$78	$178
Cash paid and debt issued	(1,096)	(64)	(71)
SVE minority interest eliminated	216	—	—

Liabilities assumed	$209	$14	$107

(a)	Includes accounts written off.

(b)	Includes collections of previously written-off accounts and currency translation effects.

(c)

Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 17% in 2005 and 15% in 2004 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

(d)

In 2005, these amounts include the impact of our acquisition of General Mills, Inc.’s 40.5% ownership interest in SVE for $750 million. The excess of our purchase price over the fair value of net assets acquired is $250 million and is included in Goodwill. We also reacquired rights to distribute global brands for $263 million which is included in Other nonamortizable intangible assets.

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

We are committed to providing timely, accurate and understandable information to investors. Our commitment encompasses the following:

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

Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee comprises independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our General Auditor, and with our General Counsel. In 2005, we named a senior compliance officer to lead and coordinate our compliance policies and practices.

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
Steven S Reinemund
Chairman of the Board and Chief
Executive Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 31, 2005 and December 25, 2004 and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2005. We have also audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that PepsiCo, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of PepsiCo, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, management’s assessment that PepsiCo, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Furthermore, in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

New York, New York

February 24, 2006

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2005	$6,585	$7,697	$8,184	$10,096
2004	$6,131	$7,070	$7,257	$8,803
Gross profit (a)
2005	$3,715	$4,383	$4,669	$5,619
2004	$3,466	$4,039	$4,139	$4,943
2005 restructuring charges (b)
2005	—	—	—	$83
2004 restructuring and impairment charges (c)
2004	—	—	—	$150
AJCA tax charge (d)
2005	—	—	$468	$(8)
Net income (e)
2005	$912	$1,194	$864	$1,108
2004	$804	$1,059	$1,364	$985
Net income per common share – basic (e)
2005	$0.54	$0.71	$0.52	$0.66
2004	$0.47	$0.62	$0.80	$0.58
Net income per common share – diluted (e)
2005	$0.53	$0.70	$0.51	$0.65
2004	$0.46	$0.61	$0.79	$0.58
Cash dividends declared per common share
2005	$0.23	$0.26	$0.26	$0.26
2004	$0.16	$0.23	$0.23	$0.23
2005 stock price per share (f)
High	$55.71	$57.20	$56.73	$60.34
Low	$51.34	$51.78	$52.07	$53.55
Close	$52.62	$55.52	$54.65	$59.08
2004 stock price per share (f)
High	$53.00	$55.48	$55.71	$53.00
Low	$45.30	$50.28	$48.41	$47.37
Close	$50.93	$54.95	$50.84	$51.94

The first, second, and third quarters consist of 12 weeks and the fourth quarter consists of 16 weeks in 2004 and 17 weeks in 2005.

(a)

Reflects net reclassifications in all periods from cost of sales to selling, general and administrative expenses related to the alignment of certain accounting policies in connection with our ongoing BPT initiative. See Note 1.

(b)	The 2005 restructuring charges were $83 million ($55 million or $0.03 per share after-tax). See Note 3.

(c)	The 2004 restructuring and impairment charges were $150 million ($96 million or $0.06 per share after-tax). See Note 3.

(d)	Represents income tax expense associated with the repatriation of earnings in connection with the AJCA. See Note 5.

(e)	Fourth quarter 2004 net income reflects a tax benefit from discontinued operations of $38 million or $0.02 per share. See Note 5.

(f)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five–Year Summary

	2005	2004	2003
Net revenue	$32,562	$29,261	$26,971
Income from continuing operations	$4,078	$4,174	$3,568
Net income	$4,078	$4,212	$3,568
Income per common share – basic, continuing operations	$2.43	$2.45	$2.07
Income per common share – diluted, continuing operations	$2.39	$2.41	$2.05
Cash dividends declared per common share	$1.01	$0.850	$0.630
Total assets	$31,727	$27,987	$25,327
Long-term debt	$2,313	$2,397	$1,702
Return on invested capital(a)	22.7%	27.4%	27.5%

	2002	2001
Net revenue	$25,112	$23,512
Net income	$3,000	$2,400
Income per common share – basic	$1.69	$1.35
Income per common share – diluted	$1.68	$1.33
Cash dividends declared per common share	$0.595	$0.575
Total assets	$23,474	$21,695
Long-term debt	$2,187	$2,651
Return on invested capital(a)	25.7%	22.1%

(a)

Return on invested capital is defined as adjusted net income divided by the sum of average shareholders’ equity and average total debt. Adjusted net income is defined as net income plus net interest expense after tax. Net interest expense after tax was $62 million in 2005, $60 million in 2004, $72 million in 2003, $93 million in 2002, and $99 million in 2001.

•	As a result of the adoption of SFAS 142, Goodwill and Other Intangible Assets, and the consolidation of SVE in 2002, the data provided above is not comparable.

•	Includes restructuring and impairment charges of:

	2005	2004	2003	2001
Pre-tax	$83	$150	$147	$31
After-tax	$55	$96	$100	$19
Per share	$0.03	$0.06	$0.06	$0.01

•	Includes Quaker merger-related costs of:

	2003	2002	2001
Pre-tax	$59	$224	$356
After-tax	$42	$190	$322
Per share	$0.02	$0.11	$0.18

•

The 2005 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2005 net revenue by an estimated $418 million and net income by an estimated $57 million (or $0.03 per share).

•	Cash dividends per common share in 2001 are those of pre-merger PepsiCo prior to the effective date of the merger.

•	In the fourth quarter of 2004, we reached agreement with the IRS for an open issue related to our discontinued restaurant operations which resulted in a tax benefit of $38 million or $0.02 per share.

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

Business Process Transformation (BPT): our comprehensive multi-year effort to drive efficiencies. It includes efforts to physically consolidate, or integrate, key business functions to take advantage of our scale. It also includes moving to a common set of processes that underlie our key activities, and supporting them with common technology application. And finally, it includes our SAP installation, the computer system that will link all of our systems and processes.

Concentrate Shipments and Equivalents (CSE): measure of our physical beverage volume to our customers. This measure is reported on our fiscal year basis.

Consumers: people who eat and drink our products.

Customers: franchise bottlers and independent distributors and retailers.

CSD: carbonated soft drinks.

Derivatives: financial instruments that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates and stock prices.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2005.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2005.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption “ Our Executive Officers” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on our audit committee financial experts is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption “Corporate Governance at PepsiCo” and is incorporated herein by reference.

We have a written code of conduct that applies to all of our employees, including our directors, Chief Executive Officer, Chief Financial Officer and Controller. Our Worldwide Code of Conduct was distributed to all employees, is available on our website at http://www.pepsico.com and is included as Exhibit 14 to our 2003 Annual Report on Form 10-K. A copy of our Worldwide Code of Conduct may be obtained free of charge by writing to Investor Relations, 700 Anderson Hill Road, Purchase, New York 10577.

Our business and affairs are overseen by our Board of Directors pursuant to the North Carolina Business Corporation Act and our By-Laws. The Board of Directors has three standing committees: Audit, Compensation and Nominating and Corporate Governance. The charters of these committees are available free of charge on our website at http://www.pepsico.com. The names of each of our Audit Committee members are contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption “The Audit Committee” and are incorporated herein by reference.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY

COMPENSATION PLANS

The following table provides information as of December 31, 2005 with respect to the shares of PepsiCo Common Stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (2)	104,581,274	(3)	$42.77	(6)	51,357,897	(1)
Equity compensation plans not approved by security holders (4)	48,642,912		$41.63	(6)	—
Total (5)	153,224,186		$42.39	(6)	51,357,897

(1)

As of May 7, 2003, the shareholder-approved 2003 Long-Term Incentive Plan (the “2003 LTIP”) superseded all of our other equity compensation plans and is the only equity compensation plan under which future awards are permitted. All of our other equity compensation plans were terminated on May 7, 2003. The 2003 LTIP permits the award of stock options, stock appreciation rights, restricted shares, and restricted stock and/or performance units, which may be settled in shares of PepsiCo Common Stock. As approved by shareholders, the 2003 LTIP authorizes a number of shares for issuance equal to 70,000,000 plus the number of shares underlying awards issued under the Company’s other equity compensation plans which are canceled or expire after May 7, 2003; provided, however, that the number of shares authorized under the 2003 LTIP will not exceed 85,000,000.

(2)	Includes the 2003 LTIP, the 1994 Long-Term Incentive Plan, and the 1987 Incentive Plan.

(3)	This amount includes 5,669,113 restricted stock units that, if and when vested, will be settled in shares of PepsiCo Common Stock.

(4)	Includes the 1995 Stock Option Incentive Plan, the SharePower Stock Option Plan, and the Director Stock Plan, each of which is described below.

(5)

The table does not include information for equity compensation plans assumed by PepsiCo in connection with PepsiCo’s merger with The Quaker Oats Company. Those plans include the Quaker Long Term Incentive Plan of 1990, the Quaker Long Term Incentive Plan of 1999 and the Quaker Stock Compensation Plan for Outside Directors (collectively, the “Quaker Plans”). As of December 31, 2005, a total of 2,593,962 shares of PepsiCo Common Stock were issuable upon the exercise of outstanding options which were granted under the Quaker Plans prior to the merger with PepsiCo. The weighted-average exercise price of those options is $23.26 per share. An additional 50,136 shares of PepsiCo Common Stock which are related to awards issued under the Quaker Plans prior to the merger have been deferred and will be issued in the future. No additional options or shares may be granted under the Quaker Plans.

(6)	For options only.

1995 Stock Option Incentive Plan (“SOIP”). The SOIP was adopted by the Board of Directors on July 27, 1995. Under the SOIP, stock options were granted to middle management employees generally based on a multiple of base salary. SOIP options were granted with an exercise price equal to the fair market value of PepsiCo Common Stock on the date of grant. SOIP options generally become exercisable at the end of three years and have a ten-year term. At year-end 2005, options covering 20,919,909 shares of PepsiCo Common Stock were outstanding under the SOIP. As of May 7, 2003 the SOIP was terminated. The SOIP is included as Exhibit 10.14 in our 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2003.

SharePower Stock Option Plan. SharePower was adopted by the Board of Directors on July 1, 1989. Under SharePower, options were generally granted each year to virtually all of our full-time employees based on a formula tied to annual earnings and tenure. Each year, the Board of Directors authorized the number of shares required to grant options under the SharePower formula. SharePower options were granted with an exercise price equal to the fair market value of PepsiCo Common Stock on the date of grant. SharePower options generally become exercisable after three years and have a ten-year term. At year-end 2005, options covering 27,242,216 shares of PepsiCo Common Stock were outstanding under SharePower. As of May 7, 2003, the SharePower plan was terminated and superseded by the 2003 LTIP, from which all future SharePower awards will be made. The SharePower plan is included as Exhibit 10.13 in our 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2003.

Director Stock Plan. The Director Stock Plan was adopted by the disinterested members of the Board of Directors on July 28, 1988. Under the Director Stock Plan, stock options were granted and shares of PepsiCo Common Stock were issued to non-employee directors. Options granted under the plan were immediately exercisable and have a ten-year term. As of year-end 2005, options covering 480,787 shares of PepsiCo Common Stock with exercise prices ranging from $30.125 to $51.50 were outstanding under the Director Stock Plan. The Director Stock Plan is included in Post-Effective Amendment No. 6 to the Form S-8 related to such plan, filed with the Securities and Exchange Commission on September 4, 2002. As of May 7, 2003, the Director Stock Plan was

terminated and superseded by the 2003 LTIP, from which all future Director stock options will be granted.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and by all directors and officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

Information on our audit committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. and 2.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in Item 7. Management’s Discussion and Analysis:

Consolidated Statement of Income – Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003,

Consolidated Statement of Cash Flows – Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003,

Consolidated Balance Sheet – December 31, 2005 and December 25, 2004,

Consolidated Statement of Common Shareholders’ Equity – Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003,

Notes to the Consolidated Financial Statements, and

Report of Independent Registered Public Accounting Firm.

3.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2006

PepsiCo, Inc.

By:	/s/ Steven S Reinemund
Steven S Reinemund
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Steven S Reinemund Steven S Reinemund	Chairman of the Board and Chief Executive Officer	February 27, 2006

/s/ Indra K. Nooyi Indra K. Nooyi	President and Chief Financial Officer	February 27, 2006

/s/ Peter A. Bridgman Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2006

/s/ John F. Akers John F. Akers	Director	February 27, 2006

/s/ Robert E. Allen Robert E. Allen	Director	February 27, 2006

S-1

/s/ Dina Dublon Dina Dublon	Director	February 27, 2006

/s/ Victor J. Dzau Victor J. Dzau, M. D.	Director	February 27, 2006

/s/ Ray L. Hunt Ray L. Hunt	Director	February 27, 2006

/s/ Alberto Ibargüen Alberto Ibargüen	Director	February 27, 2006

/s/ Arthur C. Martinez Arthur C. Martinez	Director	February 27, 2006

/s/ Sharon Percy Rockefeller Sharon Percy Rockefeller	Director	February 27, 2006

/s/ James J. Schiro James J. Schiro	Director	February 27, 2006

/s/ Franklin A. Thomas Franklin A. Thomas	Director	February 27, 2006

/s/ Cynthia M. Trudell Cynthia M. Trudell	Director	February 27, 2006

/s/ Daniel Vasella Daniel Vasella	Director	February 27, 2006

S-2

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference are located in the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. in the Securities and Exchange Commission’s file no. 1-1183.

EXHIBIT

3.1

Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632).

3.2

By-laws of PepsiCo, Inc., as amended on October 1, 2005 which are incorporated herein by reference to Exhibit 3.2 of PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 3, 2005.

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

10.11

PepsiCo, Inc. 2003 Long-Term Incentive Plan which is incorporated herein by reference to PepsiCo’s Form S-8 (Registration Statement No. 333-109509) filed with the Securities and Exchange Commission on October 6, 2003.*

10.12

Agreement between PepsiCo, Inc. and Abelardo E. Bru dated September 3, 2004, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 4, 2004.*

10.13	2004 Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit D to PepsiCo’s Proxy Statement for its 2004 Annual Meeting of Shareholders.*

10.14	Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.15	Form of Regular Long-Term Incentive Award, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.16

Form of Special Long-Term Incentive Award (Restricted Stock Units Terms and Conditions), which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.17	Form of Special Long-Term Incentive Award (Stock Option Agreement), which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.18	Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.19	Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.20

Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.21

Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.21 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. *

10.22

Agreement between PepsiCo, Inc. and Gary M. Rodkin effective April 8, 2005, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 11, 2005.

10.23

PepsiCo, Inc. 2003 Long-Term Incentive Plan (as amended as of October 1, 2005), which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 3, 2005.*

10.24	Form of Annual Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.25	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.26	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.27	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.28	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.29	PepsiCo Executive Income Deferral Program, effective as of January 1, 2005.*

10.30	PepsiCo Director Deferral Program, effective as of January 1, 2005.*

10.31	Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, effective as of December 31, 2005.*

10.32	Summary and Letter to Irene Rosenfeld dated July 30, 2004.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct, which is incorporated herein by reference to Exhibit 14 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24

Power of Attorney executed by Steven S Reinemund, Indra K. Nooyi, Peter A. Bridgman, John F. Akers, Robert E. Allen, Dina Dublon, Victor J. Dzau, M.D., Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Franklin A. Thomas, Cynthia M. Trudell, and Daniel Vasella.

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