Form 10-Q
period 2006-06-17
PEPSICO INC
filed 2006-07-13
CIK 77476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2006 (24 weeks)

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

Large accelerated filer X              Accelerated filer                          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

Number of shares of Common Stock outstanding as of July 7, 2006:  1,648,680,085

PEPSICO, INC. AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/17/06	6/11/05	6/17/06	6/11/05

Net Revenue	$8,599	$7,697	$15,804	$14,282

Cost of sales	3,809	3,314	6,988	6,184
Selling, general and administrative expenses	2,992	2,790	5,639	5,229
Amortization of intangible assets	36	37	67	66

Operating Profit	1,762	1,556	3,110	2,803

Bottling equity income	176	156	260	221
Interest expense	(59)	(53)	(121)	(103)
Interest income	26	28	71	51

Income before income taxes	1,905	1,687	3,320	2,972

Provision for income taxes	547	493	943	866

Net Income	$1,358	$1,194	$ 2,377	$ 2,106

Net Income Per Common Share
Basic	$0.82	$0.71	$1.43	$1.25
Diluted	$0.80	$0.70	$1.41	$1.23

Cash Dividends Declared Per Common Share	$0.30	$0.26	$0.56	$0.49

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/17/06	6/11/05
Operating Activities
Net income	$ 2,377	$ 2,106
Depreciation and amortization	610	588
Stock-based compensation expense	128	147
Excess tax benefits from share-based payment arrangements	(64)	–
Cash payments for merger-related costs and restructuring charges	–	(19)
Pension and retiree medical plan contributions	(60)	(78)
Pension and retiree medical plan expenses	248	204
Bottling equity income, net of dividends	(220)	(159)
Deferred income taxes and other tax charges and credits	14	66
Change in accounts and notes receivable	(753)	(587)
Change in inventories	(396)	(282)
Change in prepaid expenses and other current assets	(29)	12
Change in accounts payable and other current liabilities	–	(206)
Change in income taxes payable	(6)	549
Other, net	(19)	22

Net Cash Provided by Operating Activities	1,830	2,363

Investing Activities
Snack Ventures Europe (SVE) minority interest acquisition	–	(750)
Capital spending	(708)	(478)
Sales of property, plant and equipment	23	42
Other acquisitions and investments in noncontrolled affiliates	(434)	(214)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	180	107
Divestitures	–	3
Short-term investments, by original maturity
More than three months – purchases	(9)	(42)
More than three months – maturities	20	24
Three months or less, net	897	(1,144)

Net Cash Used for Investing Activities	(31)	(2,452)

Financing Activities
Proceeds from issuances of long-term debt	109	13
Payments of long-term debt	(135)	(85)
Short-term borrowings, by original maturity
More than three months – proceeds	14	44
More than three months – payments	(229)	(10)
Three months or less, net	(1,285)	902
Cash dividends paid	(863)	(774)
Share repurchases – common	(1,469)	(1,240)
Share repurchases – preferred	(5)	(11)
Proceeds from exercises of stock options	697	590
Excess tax benefits from share-based payment arrangements	64	–

Net Cash Used for Financing Activities	(3,102)	(571)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	(25)

Net Decrease in Cash and Cash Equivalents	(1,297)	(685)
Cash and Cash Equivalents – Beginning of year	1,716	1,280

Cash and Cash Equivalents – End of period	$ 419	$ 595

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/17/06	12/31/05
Assets
Current Assets
Cash and cash equivalents	$ 419	$ 1,716

Short-term investments	2,259	3,166

Accounts and notes receivable, less allowance: 6/06 – $77, 12/05 – $75	4,104	3,261

Inventories
Raw materials	865	738
Work-in-process	228	112
Finished goods	1,007	843

	2,100	1,693

Prepaid expenses and other current assets	648	618

Total Current Assets	9,530	10,454

Property, Plant and Equipment	17,821	17,145
Accumulated Depreciation	(8,884)	(8,464)

	8,937	8,681

Amortizable Intangible Assets, net	548	530

Goodwill	4,271	4,088
Other Nonamortizable Intangible Assets	1,156	1,086

Nonamortizable Intangible Assets	5,427	5,174

Investments in Noncontrolled Affiliates	3,509	3,485
Other Assets	3,475	3,403

Total Assets	$31,426	$31,727

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/17/06	12/31/05
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term obligations	$ 1,161	$ 2,889
Accounts payable and other current liabilities	6,184	5,971
Income taxes payable	449	546

Total Current Liabilities	7,794	9,406

Long-term Debt Obligations	2,542	2,313

Other Liabilities	4,430	4,323

Deferred Income Taxes	1,427	1,434

Total Liabilities	16,193	17,476

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(114)	(110)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/06 and 12/05 – 1,782 shares	30	30
Capital in excess of par value	552	614
Retained earnings	22,563	21,116
Accumulated other comprehensive loss	(902)	(1,053)

	22,243	20,707

Less: repurchased common stock, at cost:
6/06 – 133 shares, 12/05 – 126 shares	(6,937)	(6,387)

Total Common Shareholders’ Equity	15,306	14,320

Total Liabilities and Shareholders’ Equity	$31,426	$31,727

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/17/06	6/11/05	6/17/06	6/11/05

Net Income	$1,358	$1,194	$2,377	$2,106

Other Comprehensive Income/(Loss)
Currency translation adjustment	107	(190)	172	(176)
Cash flow hedges, net of tax:
Net derivative (losses)/gains	(16)	11	(12)	23
Reclassification of (gains)/losses to net income	(1)	1	(7)	9
Unrealized loss on securities, net of tax	(3)	(1)	(6)	(4)
Other	–	2	4	4

	87	(177)	151	(144)

Comprehensive Income	$1,445	$1,017	$2,528	$1,962

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 17, 2006, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 17, 2006 and June 11, 2005, and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 17, 2006 and June 11, 2005 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

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

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and the impact of any changes in our ownership interests in these affiliates. Bottling equity income includes pre-tax gains on our sale of PBG stock of $56 million and $106 million in the 12 and 24 weeks ended June 17, 2006, respectively, and pre-tax gains of $35 million and $64 million in the 12 and 24 weeks ended June 11, 2005, respectively.

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

Our Divisions

	12 Weeks Ended		24 Weeks Ended
	6/17/06	6/11/05	6/17/06	6/11/05
Net Revenue
FLNA	$2,567	$2,373	$ 4,960	$ 4,636
PBNA	2,505	2,218	4,496	4,002
PI	3,154	2,756	5,532	4,877
QFNA	373	350	816	767

	$8,599	$7,697	$15,804	$14,282

Operating Profit
FLNA	$ 634	$ 594	$1,203	$1,133
PBNA	626	555	1,054	970
PI	546	452	917	759
QFNA	115	113	266	258

Total division	1,921	1,714	3,440	3,120
Corporate	(159)	(158)	(330)	(317)

	$1,762	$1,556	$3,110	$2,803

			6/17/06	12/31/05
Total Assets
FLNA			$ 6,257	$ 5,948
PBNA			6,895	6,316
PI			10,920	9,983
QFNA			988	989

Total division			25,060	23,236
Corporate			3,188	5,331
Investments in bottling affiliates			3,178	3,160

			$31,426	$31,727

Intangible Assets

	6/17/06	12/31/05
Amortizable intangible assets, net
Brands	$1,130	$1,054
Other identifiable intangibles	263	257

	1,393	1,311
Accumulated amortization	(845)	(781)

	$ 548	$ 530

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/31/05	Acquisitions	Translation & Other	Balance 6/17/06
FLNA
Goodwill	$145	$–	$6	$151

PBNA
Goodwill	2,164	–	3	2,167
Brands	59	–	–	59

	2,223	–	3	2,226

PI
Goodwill	1,604	104	70	1,778
Brands	1,026	–	70	1,096

	2,630	104	140	2,874

QFNA
Goodwill	175	–	–	175

Corporate
Pension intangible	1	–	–	1

Total goodwill	4,088	104	79	4,271
Total brands	1,085	–	70	1,155
Total pension intangible	1	–	–	1

	$5,174	$104	$149	$5,427

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

We account for our employee stock options, which include grants under our executive program and broad-based SharePower program, under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally three years. Executives who are awarded long-term incentives based on their performance are offered the choice of stock options or restricted stock units (RSUs). Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and are granted 50% stock options and 50% RSUs. RSU expense is based on the fair value of PepsiCo stock on the date of grant and is amortized over the vesting period, generally three years. Each RSU is settled in a share of our stock after the vesting period. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets. As of June 17, 2006, 37 million shares were available for future stock-based compensation grants.

For the 12 weeks, we recognized stock-based compensation expense of $60 million in 2006 and $70 million in 2005, as well as related income tax benefits recognized in earnings of $17 million and $20 million, respectively. For the 24 weeks, we recognized stock-based compensation expense of $128 million in 2006 and $147 million in 2005, as well as related income tax benefits recognized in earnings of $36 million and $41 million, respectively. For the 12 weeks, stock-based compensation cost of $1 million in 2006 and $1 million in 2005 was capitalized in connection with our Business Process Transformation (BPT) initiative. For the 24 weeks, stock-based compensation cost of $2 million in 2006 and $2 million in 2005 was capitalized in connection with our BPT initiative.

Our weighted average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/17/06	6/11/05

Expected life	6 yrs.	6 yrs.
Risk free interest rate	4.5%	3.8%
Expected volatility(a)	18%	24%
Expected dividend yield	1.9%	1.8%
(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

A summary of option activity for the 24 weeks ended June 17, 2006 is presented below:

Our Stock Option Activity(a)

	Options	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)

Outstanding at January 1, 2006	150,149	$42.03
Granted	11,786	57.50
Exercised	(11,438)	38.18
Forfeited/expired	(845)	47.40

Outstanding at March 25, 2006	149,652	43.48
Granted	166	57.81
Exercised	(6,965)	37.54
Forfeited/expired	(750)	49.02

Outstanding at June 17, 2006	142,103	$43.80	5.75	$2,254,878

Exercisable at June 17, 2006	102,894	$40.71	4.78	$1,948,253

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.
(b)	Weighted-average exercise price.
(c)	Weighted-average contractual life remaining.
(d)	In thousands.

A summary of RSU activity for the 24 weeks ended June 17, 2006 is presented below:

Our RSU Activity(a)

	RSUs	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)

Outstanding at January 1, 2006	5,669	$50.70
Granted	2,576	57.54
Converted	(62)	49.70
Forfeited/expired	(159)	50.30

Outstanding at March 25, 2006	8,024	52.88
Granted	103	58.27
Converted	(54)	49.85
Forfeited/expired	(151)	52.54

Outstanding at June 17, 2006	7,922	$53.01	1.85	$472,967

__________________________________________

(a)	RSUs are in thousands.
(b)	Weighted-average intrinsic value at grant date.
(c)	Weighted-average contractual life remaining.
(d)	In thousands.

Other Stock-Based Compensation Data

	12 Weeks Ended		24 Weeks Ended
	6/17/06	6/11/05	6/17/06	6/11/05

Stock Options
Weighted-average fair value of options granted	$13.06	$13.76	$12.77	$13.48
Total intrinsic value of options exercised(a)	$153,585	$198,340	$389,655	$337,876

RSUs
Total intrinsic value of RSUs converted(a)	$3,194	$1,418	$6,873	$2,648
__________________________
(a)	In thousands.

As of June 17, 2006, there was $431 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.7 years.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/17/06 6/11/05		6/17/06 6/11/05		6/17/06 6/11/05
	U.S.		International

Service cost	$ 56	$ 49	$ 14	$ 8	$11	$ 9
Interest cost	73	67	15	14	17	18
Expected return on plan assets	(90)	(79)	(18)	(17)	–	–
Amortization of prior service cost/(benefit)	1	1	–	–	(3)	(2)
Amortization of experience loss	38	24	6	4	5	6

Total expense	$ 78	$ 62	$ 17	$ 9	$30	$31

	24 Weeks Ended
	Pension				Retiree Medical
	6/17/06 6/11/05		6/17/06 6/11/05		6/17/06 6/11/05
	U.S.		International

Service cost	$ 112	$ 98	$ 26	$ 16	$22	$18
Interest cost	146	135	30	28	34	36
Expected return on plan assets	(180)	(159)	(36)	(34)	–	–
Amortization of prior service cost/(benefit)	2	2	–	–	(6)	(4)
Amortization of experience loss	76	48	12	8	10	12

Total expense	$ 156	$ 124	$ 32	$ 18	$60	$62

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	6/17/06		6/11/05
	Income	Shares(a)	Income	Shares(a)
Net income	$1,358		$1,194
Preferred shares:
Dividends	(1)		–
Redemption premium	(2)		(5)

Net income available for common shareholders	$1,355	1,652	$1,189	1,676

Basic net income per common share	$0.82		$0.71

Net income available for common shareholders	$1,355	1,652	$1,189	1,676
Dilutive securities:
Stock options and RSUs(b)	–	35	–	34
ESOP convertible preferred stock	3	2	5	2

Diluted	$1,358	1,689	$1,194	1,712

Diluted net income per common share	$0.80		$0.70

	24 Weeks Ended
	6/17/06		6/11/05
	Income	Shares(a)	Income	Shares(a)
Net income	$2,377		$2,106
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(9)

Net income available for common shareholders	$2,372	1,654	$2,096	1,677

Basic net income per common share	$1.43		$1.25

Net income available for common shareholders	$2,372	1,654	$2,096	1,677
Dilutive securities:
Stock options and RSUs(b)	–	36	–	33
ESOP convertible preferred stock	5	2	10	2

Diluted	$2,377	1,692	$2,106	1,712

Diluted net income per common share	$1.41		$1.23

(a) Weighted average common shares outstanding.

(b) There were no out-of-the-money options for the 12 or 24 weeks in 2006 or for the 12 weeks in 2005. Options to purchase 6.0 million shares for the 24 weeks in 2005 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $53.77 for the 24 weeks in 2005.

Debt Obligations and Commitments

In the second quarter, we entered into a new unsecured revolving credit agreement which enables us to borrow up to $1.5 billion subject to customary terms and conditions. Funds borrowed under this agreement may be used for general corporate purposes, including supporting our outstanding commercial paper issuances. The agreement terminates in May 2011 and replaces our previous $2.1 billion of credit facilities. As of June 17, 2006, we have reclassified $1.4 billion of short-term debt to long-term based on our intent and ability to refinance on a long-term basis.

Supplemental Cash Flow Information

	24 Weeks Ended
	6/17/06	6/11/05

Interest paid	$113	$88
Income taxes paid, net of refunds	$935	$252

Acquisitions(a):
Fair value of assets acquired	$492	$ 784
Less: Cash paid and debt assumed	(434)	(964)
Add: Minority interest eliminated	–	208

Liabilities assumed	$ 58	$ 28

(a)	In 2005, these amounts include the impact of our first quarter acquisition of General Mills, Inc.’s 40.5% ownership interest in SVE for $750 million.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R under the modified prospective method. Since we had previously accounted for our stock-based compensation plans under the fair value provisions of SFAS 123, our adoption did not significantly impact our financial position or our results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Our operations outside of the United States generate approximately 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 24 weeks, net favorable foreign currency contributed slightly to net revenue growth, primarily due to increases in the Canadian dollar, Brazilian real and the Mexican peso, partially offset by declines in the euro and the British pound. Currency declines which are not offset could adversely impact our future results.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks, total servings increased 9%, with worldwide beverages growing 10% and worldwide snacks growing 8%. For the 24 weeks, total servings increased 8%, with worldwide beverages growing 9% and worldwide snacks growing 6%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/17/06	6/11/05	Change	6/17/06	6/11/05	Change

Total net revenue	$8,599	$7,697	12%	$15,804	$14,282	11%

Operating profit
FLNA	$ 634	$ 594	7%	$1,203	$1,133	6%
PBNA	626	555	13%	1,054	970	9%
PI	546	452	21%	917	759	21%
QFNA	115	113	2%	266	258	3%
Corporate unallocated	(159)	(158)	1%	(330)	(317)	4%

Total operating profit	$1,762	$1,556	13%	$3,110	$2,803	11%

Total operating profit margin	20.5%	20.2%	0.3	19.7%	19.6%	0.1

12 Weeks

Net revenue increased 12% primarily reflecting higher volume and positive effective net pricing across all divisions. The volume gains contributed over 6 percentage points to net revenue growth and the effective net pricing contributed 4 percentage points. The impact of acquisitions contributed 1 percentage point to net revenue growth.

Total operating profit increased 13% and margin increased 0.3 percentage points. The operating profit performance reflects leverage from the revenue growth, partially offset by the impact of higher raw material and energy costs.

Corporate unallocated expenses increased 1%. This increase primarily reflects higher costs associated with our BPT initiative which contributed 6 percentage points, partially offset by lower employee-related costs and net gains from certain mark-to-market derivatives which reduced corporate unallocated expenses by 3 percentage points and 2 percentage points, respectively. Corporate departmental expenses contributed almost 1 percentage point to the increase.

24 Weeks

Net revenue increased 11% primarily reflecting higher volume and positive effective net pricing across all divisions. The volume gains contributed 6 percentage points to net revenue growth and the effective net pricing contributed over 3 percentage points. The impact of acquisitions contributed 1 percentage point to net revenue growth.

Total operating profit increased 11% and margin increased 0.1 percentage points. The operating profit performance reflects leverage from the revenue growth, partially offset by the impact of higher raw material and energy costs.

Corporate unallocated expenses increased 4%. This increase primarily reflects higher costs associated with our BPT initiative which contributed 5 percentage points, higher employee-related costs which contributed 3 percentage points, and net losses from certain mark-to-market derivatives which contributed 2 percentage points to the increase. These increases were partially offset by the absence of foundation contributions made in the prior year which reduced corporate unallocated expenses by 3 percentage points. In 2006, corporate unallocated expenses also reflect a gain of $11 million related to the revaluation of an asset held for sale. Corporate departmental expenses were flat.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/17/06	6/11/05	Change	6/17/06	6/11/05	Change

Bottling equity income	$176	$156	13%	$260	$221	18%

Interest expense, net	$(33)	$(25)	32%	$(50)	$(52)	(4)%

Tax rate	28.7%	29.3%		28.4%	29.1%

Net income	$1,358	$1,194	14%	$2,377	$2,106	13%

Net income per common share – diluted	$0.80	$0.70	15%	$1.41	$1.23	14%

12 Weeks

Bottling equity income increased 13% primarily reflecting a $56 million pre-tax gain on our sale of PBG stock in the quarter, which compared favorably to a $35 million pre-tax gain in the prior year.

Net interest expense increased 32% primarily reflecting lower cash balances and higher average rates on our borrowings, partially offset by the impact of higher interest rates on our investments.

The tax rate decreased 0.6 percentage points compared to prior year primarily reflecting changes in our concentrate sourcing around the world, which is taxed at lower rates.

Net income increased 14% and the related net income per share increased 15%. These increases primarily reflect our solid operating profit growth, the increased gains on our sale of PBG stock and the decrease in our effective tax rate. Net income per share was also favorably impacted by our share repurchases.

24 Weeks

Bottling equity income increased 18% primarily reflecting a $106 million pre-tax gain on our sale of PBG stock, which compared favorably to a $64 million pre-tax gain in the prior year.

Net interest expense decreased 4% primarily reflecting higher interest rates on our investments, mostly offset by the impact of lower investment balances and higher average rates on our borrowings.

The tax rate decreased 0.7 percentage points compared to prior year primarily reflecting changes in our concentrate sourcing around the world, which is taxed at lower rates.

Net income increased 13% and the related net income per share increased 14%. These increases primarily reflect our solid operating profit growth, the increased gains on our sale of PBG stock and the decrease in our effective tax rate. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue 12 Weeks Ended	FLNA	PBNA	PI	QFNA	Total
Q2, 2006	$2,567	$2,505	$3,154	$373	$8,599
Q2, 2005	$2,373	$2,218	$2,756	$350	$7,697

% Impact of:
Volume	3%	8%(a)	8%(a)	3%	6%
Effective net pricing	3	4	4	3	4
Foreign exchange	1	1	–	1	–
Acquisitions/divestitures	1	–	3	–	1
% Change(b)	8%	13%	14%	7%	12%
(a)	For beverages sold to our bottlers, net revenue volume growth is based on our concentrate shipments and equivalents.
(b)	Amounts may not sum due to rounding.

Net Revenue 24 Weeks Ended	FLNA	PBNA	PI	QFNA	Total
Q2, 2006	$4,960	$4,496	$5,532	$816	$15,804
Q2, 2005	$4,636	$4,002	$4,877	$767	$14,282

% Impact of:
Volume	2.5%	8%(a)	8%(a)	3%	6%
Effective net pricing	3	4	3	3	3
Foreign exchange	1	0.5	–	1	–
Acquisitions/divestitures	0.5	–	2	–	1
% Change(b)	7%	12%	13%	7%	11%
(a)	For beverages sold to our bottlers, net revenue volume growth is based on our concentrate shipments and equivalents.
(b)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended			24 Weeks Ended
	6/17/06	6/11/05	Change	6/17/06	6/11/05	Change

Net revenue	$2,567	$2,373	8%	$4,960	$4,636	7%

Operating profit	$634	$594	7%	$1,203	$1,133	6%

12 Weeks

Net revenue grew 8% reflecting volume growth of 4% and positive effective net pricing due to salty snack pricing actions and favorable mix. Favorable Canadian exchange rates also contributed almost 1 percentage point to net revenue growth. Pound volume grew primarily due to double-digit growth in Dips, Sun Chips and Chewy granola bars, high-single-digit growth in trademark Tostitos and low-single-digit growth in trademark Lay’s potato chips. These volume gains were partially offset by a mid-single-digit decline in trademark Doritos. Overall, salty snacks revenue grew 7% with volume growth of 3.5%, and other macro snacks revenue grew 16% with volume growth of 10%. The Stacy’s Pita Chip Company (Stacy’s) acquisition contributed over 0.5 percentage points to volume growth and almost 1 percentage point to revenue growth.

Operating profit grew 7% primarily reflecting the revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and energy, and the impact of a favorable casualty insurance actuarial adjustment recorded in the prior year.

Smart Spot eligible products represented approximately 16% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had mid-single-digit revenue growth.

24 Weeks

Net revenue grew 7% reflecting volume growth of 3% and positive effective net pricing due to salty snack pricing actions and favorable mix. Favorable Canadian exchange rates also contributed almost 1 percentage point to net revenue growth. Pound volume grew primarily due to double-digit growth in Chewy granola bars and Sun Chips, high-single-digit growth in Dips, mid-single-digit growth in trademark Tostitos and double-digit growth in Quakes rice cakes and Multipack. These volume gains were partially offset by a mid-single-digit decline in trademark Doritos. Overall, salty snacks revenue grew 6% with volume growth of 2%, and other macro snacks revenue grew 14% with volume growth of 11%. The Stacy’s acquisition contributed approximately 0.5 percentage points to both revenue and volume growth.

Operating profit grew 6% primarily reflecting the revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and energy, and the impact of a favorable casualty insurance actuarial adjustment recorded in the prior year.

Smart Spot eligible products represented approximately 16% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had mid-single-digit revenue growth.

PepsiCo Beverages North America

	12 Weeks Ended			24 Weeks Ended
	6/17/06	6/11/05	Change	6/17/06	6/11/05	Change

Net revenue	$2,505	$2,218	13%	$4,496	$4,002	12%

Operating profit	$626	$555	13%	$1,054	$970	9%

12 Weeks

Net revenue grew 13% and BCS volume grew 8%. The volume increase was driven by a 23% increase in non-carbonated beverages, partially offset by a 1% decline in carbonated soft drinks (CSDs). The non-carbonated portfolio performance was driven by double-digit growth in Gatorade, trademark Aquafina, Lipton ready-to-drink teas, Tropicana juice drinks and Propel. Tropicana Pure Premium experienced a mid-single-digit increase in volume. The decline in CSDs reflects a low-single-digit decline in trademark Pepsi, partially offset by a low-single-digit increase in trademark Mountain Dew and a mid-single-digit increase in trademark Sierra Mist. Across the brands, both regular and diet CSDs experienced low-single-digit declines.

Net revenue also benefited from positive effective net pricing which reflected the strength of non-carbonated beverages, partially offset by more-favorable settlements of trade spending accruals in 2005. Favorable Canadian foreign exchange rates contributed nearly one percentage point to net revenue growth.

Operating profit increased 13% which reflects the net revenue growth, partially offset by higher energy and raw material costs, primarily orange juice and PET resin. The impact of a favorable insurance settlement of $29 million was mostly offset by the more-favorable settlements of trade spending accruals in 2005.

Smart Spot eligible products represented over 70% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio grew in the low-single-digit range.

24 Weeks

Net revenue grew 12% and BCS volume grew 6%. The volume increase was driven by a 21% increase in non-carbonated beverages, partially offset by a 1% decline in CSDs. The non-

carbonated portfolio performance was driven by double-digit growth in Gatorade, trademark Aquafina, Tropicana juice drinks, Lipton ready-to-drink teas and Propel. Tropicana Pure Premium experienced a low-single-digit increase in volume. The decline in CSDs reflects a low-single-digit decline in trademark Pepsi, partially offset by low-single-digit increases in both trademark Mountain Dew and trademark Sierra Mist. Across the brands, both regular and diet CSDs experienced low-single-digit declines.

Net revenue also benefited from positive effective net pricing which reflected the strength of non-carbonated beverages, partially offset by more-favorable settlements of trade spending accruals in 2005. Favorable Canadian foreign exchange rates contributed approximately one-half of a percentage point to net revenue growth.

Operating profit increased 9%, which reflects the net revenue growth, partially offset by higher energy and raw material costs, primarily orange juice and PET resin. The impact of a favorable insurance settlement of $29 million was fully offset by the more-favorable settlements of trade spending accruals in 2005.

Smart Spot eligible products represented over 70% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

PepsiCo International

	12 Weeks Ended			24 Weeks Ended
	6/17/06	6/11/05	Change	6/17/06	6/11/05	Change

Net revenue	$3,154	$2,756	14%	$5,532	$4,877	13%

Operating profit	$546	$452	21%	$917	$759	21%

12 Weeks

International snacks volume grew 11%, reflecting growth of 18% in the Europe, Middle East & Africa region, 6% in the Latin America region and 14% in the Asia Pacific region. The acquisition of a business in Poland in early 2006 increased the Europe, Middle East & Africa region volume growth by 4 percentage points. The acquisition of a business in Australia increased the Asia region volume by 2 percentage points. Cumulatively, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate. Broad-based gains reflected high-single-digit growth at Sabritas in Mexico and double-digit growth in Russia, Turkey, Egypt and Australia.

Beverage volume grew 10%, reflecting growth of 12% in the Europe, Middle East & Africa region, 11% in the Asia Pacific region and 7% in the Latin America region. Acquisitions contributed 1 percentage point to the Europe, Middle East & Africa region volume growth rate and almost 1 percentage point to the reported total PepsiCo International beverage volume growth rate. Broad-based increases were led by double-digit growth in the Middle East, China, Argentina, Thailand and Russia, and mid-single-digit growth in Mexico. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 14%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Acquisitions contributed 3 percentage points of growth. Foreign currency had no impact on the growth rate.

Operating profit grew 21% driven primarily by the net revenue growth, slightly offset by increased raw material costs. Acquisitions and foreign currency had no impact on the growth rate.

24 Weeks

International snacks volume grew 9%, reflecting growth of 17% in the Europe, Middle East & Africa region, 4% in the Latin America region and 15% in the Asia Pacific region. The acquisition of a business in Poland in early 2006 increased the Europe, Middle East & Africa region volume growth by 4 percentage points. The acquisition of a business in Australia increased the Asia region volume by 2 percentage points. Cumulatively, acquisitions contributed 1 percentage point to the reported total PepsiCo International snack volume growth rate. The overall gains reflected mid-single-digit growth at both Sabritas in Mexico and Walkers in the United Kingdom, and double-digit growth in Russia, Turkey, Egypt and Australia.

Beverage volume grew 12%, reflecting growth of 13% in the Europe, Middle East & Africa region, 15% in the Asia Pacific region and 9% in the Latin America region. Acquisitions contributed 1.5 percentage points to the Europe, Middle East & Africa region volume growth rate and almost 1 percentage point to the reported total PepsiCo International beverage volume growth rate. Broad-based increases were led by double-digit growth in China, the Middle East, Argentina, Thailand and Venezuela, and mid-single-digit growth in Mexico. CSDs and non-carbonated beverages each grew at a double-digit rate.

Net revenue grew 13%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Acquisitions contributed 2 percentage points of growth. Foreign currency had no impact on the growth rate.

Operating profit grew 21%, driven primarily by the net revenue growth, slightly offset by increased raw material costs. Acquisitions and foreign currency each had a slightly favorable impact on the growth rate.

Quaker Foods North America

	12 Weeks Ended			24 Weeks Ended
	6/17/06	6/11/05	Change	6/17/06	6/11/05	Change

Net revenue	$373	$350	7%	$816	$767	7%

Operating profit	$115	$113	2%	$266	$258	3%

12 Weeks

Net revenue increased 7% and volume increased 3%. The volume increase reflects high-single-digit growth in Oatmeal, double-digit growth in Life cereal and high-single-digit growth in Cap’n Crunch cereal. This increase was partially offset by a high-single-digit decline in Rice-A-Roni. Higher effective net pricing contributed nearly 3 percentage points of revenue growth reflecting favorable product mix, partially offset by the impact of more favorable settlements of trade spending accruals in 2005. Favorable Canadian foreign exchange rates contributed approximately 1 percentage point to net revenue growth.

Operating profit increased 2% primarily reflecting the net revenue growth. This growth was partially offset by increased cost of sales, primarily due to higher raw material and energy costs, as well as the impact of more favorable settlements of trade spending accruals in 2005.

Smart Spot eligible products represented approximately half of net revenue and had double-digit revenue growth. The balance of the portfolio experienced a low-single-digit decline.

24 Weeks

Net revenue grew 7% and volume increased almost 3%. The volume increase reflects mid-single-digit growth in Oatmeal, double-digit growth in Life cereal and low-single-digit growth in Cap’n Crunch cereal, Pasta Roni and Rice-A-Roni. Higher effective net pricing contributed approximately 3 percentage points of growth primarily reflecting favorable product mix. Favorable Canadian foreign exchange rates contributed approximately 1 percentage point to net revenue growth.

Operating profit increased 3% primarily reflecting the net revenue growth. This growth was partially offset by increased cost of sales primarily due to higher raw material and energy costs.

Smart Spot eligible products represented approximately half of net revenue and had double-digit revenue growth. The balance of the portfolio experienced a low-single-digit increase.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 24 weeks, our operations provided $1.8 billion of cash primarily reflecting our solid business results. Our operating cash flow in 2006 also reflects a tax payment of $420 million related to our repatriation of international cash in 2005 in connection with the American Jobs Creation Act (AJCA).

Investing Activities

During the 24 weeks, we used $31 million for our investing activities, driven by capital spending of $708 million and acquisitions of $434 million, which were offset by net sales of short-term investments of $908 million and proceeds from our sale of PBG stock of $180 million. Capital spending reflects our increased investments in support of our ongoing BPT initiative and our North

American Gatorade business, as well as increased investments in manufacturing capacity to support growth in our China snack and beverage operations.

We anticipate net capital spending of approximately $2.2 billion in 2006, which is above our long-term target of approximately 5% of net revenue.

Financing Activities

During the 24 weeks, we used $3.1 billion, primarily reflecting common share repurchases and net repayments of short-term borrowings of $1.5 billion each. Dividend payments of $863 million were largely offset by stock option proceeds of $697 million.

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

	24 Weeks Ended
	6/17/06	6/11/05
Net cash provided by operating activities	$1,830	$2,363
Capital spending	(708)	(478)
Sales of property, plant and equipment	23	42

Management operating cash flow	$1,145	$1,927

In the current year, management operating cash flow reflects our tax payment of $420 million related to our repatriation of international cash in 2005 in connection with the AJCA, as well as increased capital spending. During 2006, we expect to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “ Risk Factors” in Item 1A. and “ Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for certain factors that may impact our operating cash flows.

Debt Obligations and Commitments

See Debt Obligations and Commitments in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 17, 2006, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 17, 2006 and June 11, 2005, and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 17, 2006 and June 11, 2005. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

July 13, 2006

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

In addition, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common stock repurchases (in millions, except average price per share) during the second quarter under the $7 billion repurchase program authorized by our Board of Directors and publicly announced on March 29, 2004, and expiring on March 31, 2007, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs

3/25/06				$1,175
3/26/06 – 4/22/06	4.6	$58.00	4.6	(269)

				906
4/23/06 – 5/20/06	5.3	58.58	5.3	(306)

				600
5/21/06 – 6/17/06	3.8	59.94	3.8	(230)

Total	13.7	$58.76	13.7	$370

In addition, PepsiCo repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter:

Issuer Purchases of Convertible Preferred Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs

3/25/06
3/26/06 – 4/22/06	–	$ –	N/A	N/A

4/23/06 – 5/20/06	4,100	291.73	N/A	N/A

5/21/06 – 6/17/06	3,900	300.53	N/A	N/A

Total	8,000	$296.02	N/A	N/A

ITEM 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at PepsiCo’s Annual Meeting of Shareholders held on May 3, 2006.

Election of Directors

Nominee	For	Withheld
John F. Akers	1,395,181,699	39,744,822
Robert E. Allen	1,395,136,840	39,789,681
Dina Dublon	1,411,648,847	23,277,674
Victor J. Dzau, MD	1,412,091,447	22,835,074
Ray L. Hunt	1,407,540,019	27,386,502
Alberto Ibargüen	1,412,270,652	22,655,869
Arthur C. Martinez	1,408,345,280	26,581,241
Indra K. Nooyi	1,365,167,195	69,759,326
Steven S Reinemund	1,396,791,262	38,135,259
Sharon Percy Rockefeller	1,396,325,381	38,601,140
James J. Schiro	1,412,667,781	22,258,740
Franklin A. Thomas	1,397,425,694	37,500,827
Cynthia M. Trudell	1,412,483,092	22,443,429
Daniel Vasella	1,412,467,677	22,458,844
Michael D. White	1,399,292,660	35,633,861

The fifteen directors listed above were elected to a one-year term expiring in 2007.

Description of Proposals

	For	Against	Abstain	Broker Non- Votes
Ratification of appointment of KPMG LLP as independent registered public accounting firm	1,399,607,964	25,516,845	9,801,712

Political Contributions	34,560,413	1,022,017,322	108,686,358	269,662,428

Charitable Contributions	61,689,445	998,868,523	104,706,125	269,662,428

ITEM 6.  Exhibits

See Index to Exhibits on page 34.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: July 13, 2006	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date: July 13, 2006	/S/ ROBERT E. COX
Robert E. Cox
Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 10.1	U.S. $1,500,000,000 Five-Year Credit Agreement Dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350