Form 10-Q
period 2006-09-09
PEPSICO INC
filed 2006-10-12
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2006 (36 weeks)

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

Large accelerated filer X             Accelerated filer                          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

Number of shares of Common Stock outstanding as of October 6, 2006:  1,642,081,426

PEPSICO, INC. AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/9/06	9/3/05	9/9/06	9/3/05

Net Revenue	$8,950	$8,184	$24,754	$22,466

Cost of sales	4,030	3,515	11,018	9,699
Selling, general and administrative expenses	3,063	2,952	8,702	8,181
Amortization of intangible assets	41	37	108	103

Operating Profit	1,816	1,680	4,926	4,483

Bottling equity income	225	209	485	430
Interest expense	(51)	(58)	(172)	(161)
Interest income	39	37	110	88

Income before income taxes	2,029	1,868	5,349	4,840

Provision for income taxes	548	1,004	1,491	1,870

Net Income	$1,481	$ 864	$ 3,858	$ 2,970

Net Income Per Common Share
Basic	$0.90	$0.52	$2.33	$1.77
Diluted	$0.88	$0.51	$2.28	$1.74

Cash Dividends Declared Per Common Share	$0.30	$0.26	$0.86	$0.75

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/9/06	9/3/05
Operating Activities
Net income	$ 3,858	$ 2,970
Depreciation and amortization	940	896
Stock-based compensation expense	191	215
Excess tax benefits from share-based payment arrangements	(91)	–
Cash payments for merger-related costs and restructuring charges	–	(21)
Pension and retiree medical plan contributions	(90)	(104)
Pension and retiree medical plan expenses	371	306
Bottling equity income, net of dividends	(409)	(345)
Deferred income taxes and other tax charges and credits	48	290
Change in accounts and notes receivable	(785)	(751)
Change in inventories	(246)	(104)
Change in prepaid expenses and other current assets	2	48
Change in accounts payable and other current liabilities	263	163
Change in income taxes payable	242	918
Other, net	(2)	77

Net Cash Provided by Operating Activities	4,292	4,558

Investing Activities
Snack Ventures Europe (SVE) minority interest acquisition	–	(750)
Capital spending	(1,130)	(796)
Sales of property, plant and equipment	37	65
Investment in finance assets	(11)	–
Other acquisitions and investments in noncontrolled affiliates	(444)	(302)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	285	177
Divestitures	37	3
Short-term investments, by original maturity
More than three months – purchases	(17)	(82)
More than three months – maturities	21	56
Three months or less, net	1,095	(1,832)

Net Cash Used for Investing Activities	(127)	(3,461)

Financing Activities
Proceeds from issuances of long-term debt	25	13
Payments of long-term debt	(136)	(145)
Short-term borrowings, by original maturity
More than three months – proceeds	127	51
More than three months – payments	(256)	(66)
Three months or less, net	(1,905)	1,236
Cash dividends paid	(1,359)	(1,209)
Share repurchases – common	(2,157)	(2,085)
Share repurchases – preferred	(7)	(14)
Proceeds from exercises of stock options	1,008	707
Excess tax benefits from share-based payment arrangements	91	–

Net Cash Used for Financing Activities	(4,569)	(1,512)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	(21)

Net Decrease in Cash and Cash Equivalents	(391)	(436)
Cash and Cash Equivalents – Beginning of year	1,716	1,280

Cash and Cash Equivalents – End of period	$ 1,325	$ 844

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	9/9/06	12/31/05
Assets
Current Assets
Cash and cash equivalents	$ 1,325	$ 1,716

Short-term investments	2,075	3,166

Accounts and notes receivable, less allowance: 9/06 – $74, 12/05 – $75	4,154	3,261

Inventories
Raw materials	855	738
Work-in-process	172	112
Finished goods	935	843

	1,962	1,693

Prepaid expenses and other current assets	623	618

Total Current Assets	10,139	10,454

Property, Plant and Equipment	18,220	17,145
Accumulated Depreciation	(9,109)	(8,464)

	9,111	8,681

Amortizable Intangible Assets, net	613	530

Goodwill	4,473	4,088
Other Nonamortizable Intangible Assets	1,164	1,086

Nonamortizable Intangible Assets	5,637	5,174

Investments in Noncontrolled Affiliates	3,626	3,485
Other Assets	3,140	3,403

Total Assets	$32,266	$31,727

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/9/06	12/31/05
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term obligations	$ 568	$ 2,889
Accounts payable and other current liabilities	6,498	5,971
Income taxes payable	668	546

Total Current Liabilities	7,734	9,406

Long-term Debt Obligations	2,528	2,313

Other Liabilities	4,534	4,323

Deferred Income Taxes	1,462	1,434

Total Liabilities	16,258	17,476

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(117)	(110)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 9/06 and 12/05 – 1,782 shares	30	30
Capital in excess of par value	527	614
Retained earnings	23,546	21,116
Accumulated other comprehensive loss	(811)	(1,053)

	23,292	20,707

Less: repurchased common stock, at cost:
9/06 – 136 shares, 12/05 – 126 shares	(7,208)	(6,387)

Total Common Shareholders’ Equity	16,084	14,320

Total Liabilities and Shareholders’ Equity	$32,266	$31,727

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/9/06	9/3/05	9/9/06	9/3/05

Net Income	$1,481	$864	$3,858	$2,970

Other Comprehensive Income/(Loss)
Currency translation adjustment	90	95	262	(81)
Cash flow hedges, net of tax:
Net derivative (losses)/gains	(4)	18	(16)	41
Reclassification of (gains)/losses to net income	–	(4)	(7)	5
Unrealized gains/(losses) on securities, net of tax	4	–	(2)	(4)
Other	1	–	5	4

	91	109	242	(35)

Comprehensive Income	$1,572	$973	$4,100	$2,935

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of September 9, 2006, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 9, 2006 and September 3, 2005, and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 9, 2006 and September 3, 2005 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

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

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and the impact of any changes in our ownership interests in these affiliates. Bottling equity income includes pre-tax gains on our sale of PBG stock of $61 million and $167 million in the 12 and 36 weeks ended September 9, 2006, respectively, and pre-tax gains of $41 million and $105 million in the 12 and 36 weeks ended September 3, 2005, respectively.

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

Our Divisions

	12 Weeks Ended		36 Weeks Ended
	9/9/06	9/3/05	9/9/06	9/3/05
Net Revenue
FLNA	$2,642	$2,461	$ 7,602	$ 7,097
PBNA	2,608	2,520	7,104	6,522
PI	3,298	2,839	8,830	7,716
QFNA	402	364	1,218	1,131

	$8,950	$8,184	$24,754	$22,466

Operating Profit
FLNA	$ 694	$ 655	$1,897	$1,788
PBNA	603	628	1,657	1,598
PI	554	473	1,471	1,232
QFNA	123	111	389	369

Total division	1,974	1,867	5,414	4,987
Corporate	(158)	(187)	(488)	(504)

	$1,816	$1,680	$4,926	$4,483

			9/9/06	12/31/05
Total Assets
FLNA			$ 6,235	$ 5,948
PBNA			6,737	6,316
PI			10,984	9,983
QFNA			1,019	989

Total division			24,975	23,236
Corporate			3,986	5,331
Investments in bottling affiliates			3,305	3,160

			$32,266	$31,727

Intangible Assets

	9/9/06	12/31/05
Amortizable intangible assets, net
Brands	$1,219	$1,054
Other identifiable intangibles	277	257

	1,496	1,311
Accumulated amortization	(883)	(781)

	$ 613	$ 530

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/31/05	Acquisitions	Translation & Other	Balance 9/9/06
FLNA
Goodwill	$145	$139	$6	$290

PBNA
Goodwill	2,164	–	2	2,166
Brands	59	–	–	59

	2,223	–	2	2,225

PI
Goodwill	1,604	160	78	1,842
Brands	1,026	–	78	1,104

	2,630	160	156	2,946

QFNA
Goodwill	175	–	–	175

Corporate
Pension intangible	1	–	–	1

Total goodwill	4,088	299	86	4,473
Total brands	1,085	–	78	1,163
Total pension intangible	1	–	–	1

	$5,174	$299	$164	$5,637

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Since we had previously accounted for our stock-based compensation plans under the fair value provisions of SFAS 123, our adoption did not significantly impact our financial position or our results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an operating cash inflow.

We account for our employee stock options, which include grants under our executive program and broad-based SharePower program, under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally three years. Executives who are awarded long-term incentives based on their performance are offered the choice of stock options or restricted stock units (RSUs). Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and are granted 50% stock options and 50% RSUs. RSU expense is based on the fair value of PepsiCo stock on the date of grant and is amortized over the vesting period, generally three years. Each RSU is settled in a share of our stock after the vesting period. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets. As of September 9, 2006, 37 million shares were available for future stock-based compensation grants.

For the 12 weeks, we recognized stock-based compensation expense of $64 million in 2006 and $68 million in 2005, as well as related income tax benefits recognized in earnings of $18 million and $19 million, respectively. For the 36 weeks, we recognized stock-based compensation expense of $191 million in 2006 and $215 million in 2005, as well as related income tax benefits recognized in earnings of $54 million and $60 million, respectively. For the 12 weeks, stock-based compensation cost of less than $1 million in 2006 and $1 million in 2005 was capitalized in connection with our Business Process Transformation (BPT) initiative. For the 36 weeks, stock-based compensation cost of $2 million in 2006 and $3 million in 2005 was capitalized in connection with our BPT initiative.

Our weighted average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/9/06	9/3/05

Expected life	6 yrs.	6 yrs.
Risk free interest rate	4.5%	3.8%
Expected volatility(a)	18%	24%
Expected dividend yield	1.9%	1.8%
(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

A summary of option activity for the 36 weeks ended September 9, 2006 is presented below:

Our Stock Option Activity

	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)

Outstanding at January 1, 2006	150,149	$42.03
Granted	11,786	57.50
Exercised	(11,438)	38.18
Forfeited/expired	(845)	47.40

Outstanding at March 25, 2006	149,652	43.48
Granted	166	57.81
Exercised	(6,965)	37.54
Forfeited/expired	(750)	49.02

Outstanding at June 17, 2006	142,103	43.80
Granted	223	61.60
Exercised	(8,211)	38.87
Forfeited/expired	(1,440)	48.42

Outstanding at September 9, 2006	132,675	$44.07	5.67	$2,734,830

Exercisable at September 9, 2006	95,759	$40.94	4.63	$2,273,435

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.
(b)	Weighted-average exercise price.
(c)	Weighted-average contractual life remaining.
(d)	In thousands.

A summary of RSU activity for the 36 weeks ended September 9, 2006 is presented below:

Our RSU Activity

	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)

Outstanding at January 1, 2006	5,669	$50.70
Granted	2,576	57.54
Converted	(62)	49.70
Forfeited/expired	(159)	50.30

Outstanding at March 25, 2006	8,024	52.88
Granted	103	58.27
Converted	(54)	49.85
Forfeited/expired	(151)	52.54

Outstanding at June 17, 2006	7,922	53.01
Granted	–	–
Converted	(41)	50.91
Forfeited/expired	(180)	56.12

Outstanding at September 9, 2006	7,701	$52.94	1.57	$498,499

__________________________________________

(a)	RSUs are in thousands.
(b)	Weighted-average intrinsic value at grant date.
(c)	Weighted-average contractual life remaining.
(d)	In thousands.

Other Stock-Based Compensation Data

	12 Weeks Ended		36 Weeks Ended
	9/9/06	9/3/05	9/9/06	9/3/05

Stock Options
Weighted-average fair value of options granted	$13.31	$11.80	$12.78	$13.45
Total intrinsic value of options exercised(a)	$195,360	$66,895	$585,015	$404,770

RSUs
Total intrinsic value of RSUs converted(a)	$2,461	$1,099	$9,334	$3,747

__________________________

(a)	In thousands.

As of September 9, 2006, there was $360 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.6 years.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/9/06 9/3/05		9/9/06 9/3/05		9/9/06 9/3/05
	U.S.		International

Service cost	$ 56	$ 49	$ 12	$ 8	$11	$ 9
Interest cost	73	68	15	13	17	18
Expected return on plan assets	(90)	(78)	(18)	(18)	–	–
Amortization of prior service cost/(benefit)	1	1	–	–	(3)	(2)
Amortization of experience loss	38	24	6	4	5	6

Total expense	$ 78	$ 64	$ 15	$ 7	$30	$ 31

	36 Weeks Ended
	Pension				Retiree Medical
	9/9/06 9/3/05		9/9/06 9/3/05		9/9/06 9/3/05
	U.S.		International

Service cost	$ 168	$ 147	$ 38	$ 24	$33	$27
Interest cost	219	203	45	41	51	54
Expected return on plan assets	(270)	(237)	(54)	(52)	–	–
Amortization of prior service cost/(benefit)	3	3	–	–	(9)	(6)
Amortization of experience loss	114	72	18	12	15	18

Total expense	$ 234	$ 188	$ 47	$ 25	$90	$93

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	9/9/06		9/3/05
	Income	Shares(a)	Income	Shares(a)
Net income	$1,481		$864
Preferred shares:
Dividends	–		(1)
Redemption premium	(3)		(2)

Net income available for common shareholders	$1,478	1,648	$861	1,668

Basic net income per common share	$0.90		$0.52

Net income available for common shareholders	$1,478	1,648	$861	1,668
Dilutive securities:
Stock options and RSUs(b)	–	38	–	33
ESOP convertible preferred stock	3	2	3	2

Diluted	$1,481	1,688	$864	1,703

Diluted net income per common share	$0.88		$0.51

	36 Weeks Ended
	9/9/06		9/3/05
	Income	Shares(a)	Income	Shares(a)
Net income	$3,858		$2,970
Preferred shares:
Dividends	(1)		(2)
Redemption premium	(7)		(11)

Net income available for common shareholders	$3,850	1,652	$2,957	1,674

Basic net income per common share	$2.33		$1.77

Net income available for common shareholders	$3,850	1,652	$2,957	1,674
Dilutive securities:
Stock options and RSUs(b)	–	36	–	33
ESOP convertible preferred stock	8	2	13	2

Diluted	$3,858	1,690	$2,970	1,709

Diluted net income per common share	$2.28		$1.74

(a) Weighted average common shares outstanding.

(b) Out-of-the-money options for the 12 and 36 weeks in 2006 and for the 12 weeks in 2005 were nominal. Options to purchase 4.0 million shares for the 36 weeks in 2005 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $63.00 for both the 12 and 36 weeks in 2006. Out-of-the-money options had average exercise prices of $54.75 for the 12 weeks and $53.77 for the 36 weeks in 2005.

Debt Obligations and Commitments

In the second quarter of 2006, we entered into a new unsecured revolving credit agreement which enables us to borrow up to $1.5 billion subject to customary terms and conditions. Funds borrowed under this agreement may be used for general corporate purposes, including supporting our outstanding commercial paper issuances. The agreement terminates in May 2011 and replaces our previous $2.1 billion of credit facilities. As of September 9, 2006, we have reclassified $1.5 billion of short-term debt to long-term based on our intent and ability to refinance on a long-term basis.

In the third quarter of 2006, we entered into a U.S. $2.5 billion euro medium term note program. Under the program, we may issue unsecured notes under mutually agreed upon terms with the purchasers of the notes. Proceeds from any issuance of notes may be used for general corporate purposes, except as otherwise specified in the related prospectus. As of September 9, 2006, we have no outstanding notes under the program.

Additionally, in the fourth quarter of 2006, we entered into a long-term non-cancelable contract to purchase cooking oil. The total minimum commitment value of this contract is approximately $1.1 billion, of which $26 million is due in 2006, $308 million is due in 2007-2008, $308 million is due in 2009-2010 and $436 million is due in 2011-2013.

Supplemental Cash Flow Information

	36 Weeks Ended
	9/9/06	9/3/05

Interest paid	$154	$133
Income taxes paid, net of refunds	$1,203	$668

Acquisitions(a):
Fair value of assets acquired	$ 574	$ 929
Less: Cash paid and debt assumed	(444)	(1,052)
Add: Minority interest eliminated	–	216

Liabilities assumed	$ 130	$ 93

(a)	In 2005, these amounts include the impact of our first quarter acquisition of General Mills, Inc.’s 40.5% ownership interest in SVE for $750 million.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. We estimate the impact of adopting SFAS 158 to be approximately $2 billion, reflected as a reduction in net assets on our balance sheet, with no impact to our statements of income or cash flows. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. We do not expect the impact of the change in measurement date to have a material impact on our financial statements.

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

Income Taxes

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The IRS audits of our tax returns for the years 1998 through 2002 may be concluded in 2006. In accordance with our income tax policy, significant or unusual items are separately recognized in the quarter in which they occur.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R under the modified prospective method. Since we had previously accounted for our stock-based compensation plans under the fair value provisions of SFAS 123, our adoption did not significantly impact our financial position or our results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an operating cash inflow.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the SEC issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS 158 which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. We estimate the impact of adopting SFAS 158 to be approximately $2 billion, reflected as a reduction in net assets on our balance sheet, with no impact to our statements of income or cash flows. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. We do not expect the impact of the change in measurement date to have a material impact on our financial statements.

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

Our operations outside of the United States generate approximately 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 36 weeks, net favorable foreign currency contributed 0.5 percentage points to net revenue growth, primarily due to increases in the Canadian dollar. Currency declines which are not offset could adversely impact our future results.

We expect to be able to mitigate the impact of increases in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks, total servings increased 6%, with worldwide beverages growing nearly 6% and worldwide snacks growing almost 8%. For the 36 weeks, total servings increased 7%, with worldwide beverages growing nearly 8% and worldwide snacks growing over 6%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/9/06	9/3/05	Change	9/9/06	9/3/05	Change

Total net revenue	$8,950	$8,184	9%	$24,754	$22,466	10%

Operating profit
FLNA	$ 694	$ 655	6%	$1,897	$1,788	6%
PBNA	603	628	(4)%	1,657	1,598	4%
PI	554	473	17%	1,471	1,232	19%
QFNA	123	111	11%	389	369	5.5%
Corporate unallocated	(158)	(187)	(15)%	(488)	(504)	(3)%

Total operating profit	$1,816	$1,680	8%	$4,926	$4,483	10%

Total operating profit margin	20.3%	20.5%	(0.2)	19.9%	20.0%	(0.1)

12 Weeks

Net revenue increased 9% primarily reflecting higher volume and positive effective net pricing across all divisions. The volume gains contributed 4 percentage points to net revenue growth and the effective net pricing contributed 3 percentage points. Acquisitions and foreign exchange each contributed 1 percentage point to net revenue growth.

Total operating profit increased 8% and margin decreased 0.2 percentage points. The operating profit performance reflects the net revenue growth, partially offset by the impact of higher raw material and energy costs across all divisions.

Corporate unallocated expenses decreased $29 million. This decrease primarily reflects the absence of two prior year items: (1) conforming our method of accounting across all divisions for certain freight, distribution, and employee benefits costs in 2005, which contributed $45 million to the decrease, partially offset by (2) the 2005 settlement of a class action lawsuit related to our purchases of high fructose corn syrup from 1991 to 1995, which decreased corporate unallocated expenses by $23 million in 2005. In 2006, higher costs associated with our BPT initiative of $13 million and higher employee-related costs of $9 million, were fully offset by the favorable impact of certain other corporate items. Corporate departmental expenses were essentially flat.

36 Weeks

Net revenue increased 10% primarily reflecting higher volume and positive effective net pricing across all divisions. The volume gains contributed 5 percentage points to net revenue growth and the effective net pricing contributed over 3 percentage points. Acquisitions and foreign exchange contributed 1 percentage point and 0.5 percentage points to net revenue growth, respectively.

Total operating profit increased 10% and margin decreased 0.1 percentage points. The operating profit performance reflects the net revenue growth, partially offset by the impact of higher raw material and energy costs across all divisions.

Corporate unallocated expenses decreased $16 million. This decrease primarily reflects the absence of three prior year items: (1) conforming our method of accounting across all divisions for certain freight, distribution, and employee benefits costs in 2005, which contributed $45 million to the decrease, (2) 2005 foundation contributions, which contributed $10 million to the decrease, partially offset by (3) the 2005 settlement of a class action lawsuit related to our purchases of high fructose corn syrup from 1991 to 1995, which decreased corporate unallocated expenses by $23 million in 2005. In 2006, higher costs associated with our BPT initiative of $28 million and higher employee-related costs of $19 million, were partially offset by the favorable impact of certain other corporate items. Corporate unallocated expenses also reflect a gain of $11 million in the first quarter of 2006 related to the revaluation of an asset held for sale. Corporate departmental expenses increased $5 million.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/9/06	9/3/05	Change	9/9/06	9/3/05	Change

Bottling equity income	$225	$209	7%	$485	$430	13%

Interest expense, net	$(12)	$(21)	(43)%	$(62)	$(73)	(15)%

Tax rate	27.0%	53.8%		27.9%	38.6%

Net income	$1,481	$864	71%	$3,858	$2,970	30%

Net income per common share – diluted	$0.88	$0.51	73%	$2.28	$1.74	31%

12 Weeks

Bottling equity income increased 7% primarily reflecting a $61 million pre-tax gain on our sale of PBG stock in the quarter, which compared favorably to a $41 million pre-tax gain in the prior year.

Net interest expense decreased 43% primarily reflecting higher average rates on our investments, as well as lower debt balances, partially offset by lower investment balances and higher average rates on our borrowings.

The tax rate decreased 26.8 percentage points compared to prior year primarily reflecting the absence of the $468 million tax charge recorded in the third quarter of 2005 related to our repatriation of undistributed international earnings in connection with the American Jobs Creation Act (the 2005 AJCA tax charge). The tax rate in the current year also benefited from changes in our concentrate sourcing around the world, which is taxed at lower rates, as well as from the resolution of certain state income tax audits in the third quarter.

Net income increased 71% and the related net income per share increased 73%. These increases primarily reflect the absence of the AJCA tax charge, our solid operating profit growth, the decrease in our effective tax rate and the increased gains on our sale of PBG stock. Net income per share was also favorably impacted by our share repurchases.

36 Weeks

Bottling equity income increased 13% primarily reflecting a $167 million pre-tax gain on our sale of PBG stock, which compared favorably to a $105 million pre-tax gain in the prior year.

Net interest expense decreased 15% primarily reflecting higher average rates on our investments, as well as lower debt balances, partially offset by the impact of higher average rates on our borrowings and lower investment balances.

The tax rate decreased 10.7 percentage points compared to prior year primarily reflecting the absence of the 2005 AJCA tax charge. The tax rate in the current year also benefited from changes in our concentrate sourcing around the world, which is taxed at lower rates, as well as from the resolution of certain state income tax audits in the third quarter.

Net income increased 30% and the related net income per share increased 31%. These increases primarily reflect the absence of the AJCA tax charge, our solid operating profit growth, the decrease in our effective tax rate and the increased gains on our sale of PBG stock. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue 12 Weeks Ended	FLNA	PBNA	PI	QFNA	Total
Q3, 2006	$2,642	$2,608	$3,298	$402	$8,950
Q3, 2005	$2,461	$2,520	$2,839	$364	$8,184

% Impact of:
Volume	3%	1%(a)	7%(a)	8%	4%
Effective net pricing	3	2	5	1	3
Foreign exchange	1	0.5	1	1	1
Acquisitions/divestitures	0.5	–	3	–	1
% Change(b)	7%	3.5%	16%	10%	9%
(a)	For beverages sold to our bottlers, net revenue volume growth is based on our concentrate shipments and equivalents.
(b)	Amounts may not sum due to rounding.

Net Revenue 36 Weeks Ended	FLNA	PBNA	PI	QFNA	Total
Q3, 2006	$7,602	$7,104	$8,830	$1,218	$24,754
Q3, 2005	$7,097	$6,522	$7,716	$1,131	$22,466

% Impact of:
Volume	3%	6%(a)	8%(a)	4.5%	5%
Effective net pricing	3	3	4	2	3
Foreign exchange	1	0.5	–	1	0.5
Acquisitions/divestitures	0.5	–	3	–	1
% Change(b)	7%	9%	14%	8%	10%
(a)	For beverages sold to our bottlers, net revenue volume growth is based on our concentrate shipments and equivalents.
(b)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended			36 Weeks Ended
	9/9/06	9/3/05	Change	9/9/06	9/3/05	Change

Net revenue	$2,642	$2,461	7%	$7,602	$7,097	7%

Operating profit	$694	$655	6%	$1,897	$1,788	6%

12 Weeks

Net revenue grew 7% reflecting volume growth of 3% and positive effective net pricing due to pricing actions and favorable mix. Favorable Canadian exchange rates also contributed almost 1 percentage point to net revenue growth. Pound volume grew primarily due to double-digit growth in SunChips and Multipack, and mid-single-digit growth in trademark Tostitos and Fritos, partially offset by a low-single-digit decline in trademark Doritos. Overall, salty snacks revenue grew 7% with volume growth of 3%, and other macro snacks revenue grew 10% with volume growth of 5%. The Stacy’s Pita Chip Company (Stacy’s) acquisition contributed approximately 0.5 percentage points to both revenue and volume growth.

Operating profit grew 6% primarily reflecting the revenue growth. This growth was partially offset by higher commodity costs, primarily energy and cooking oil.

Smart Spot eligible products represented approximately 15% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had mid-single-digit revenue growth.

36 Weeks

Net revenue grew 7% reflecting volume growth of 3% and positive effective net pricing due to salty snack pricing actions and favorable mix. Favorable Canadian exchange rates also contributed almost 1 percentage point to net revenue growth. Pound volume grew primarily due to double-digit growth in SunChips, Chewy granola bars and Multipack, and mid-single-digit growth in Dips and trademark Tostitos. These volume gains were partially offset by a mid-single-digit decline in trademark Doritos. Overall, salty snacks revenue grew 7% with volume growth of 3%, and other macro snacks revenue grew 13% with volume growth of 9%. The Stacy’s acquisition contributed approximately 0.5 percentage points to both revenue and volume growth.

Operating profit grew 6% primarily reflecting the revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and energy.

Smart Spot eligible products represented approximately 15% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had mid-single-digit revenue growth.

PepsiCo Beverages North America

	12 Weeks Ended			36 Weeks Ended
	9/9/06	9/3/05	Change	9/9/06	9/3/05	Change

Net revenue	$2,608	$2,520	3.5%	$7,104	$6,522	9%

Operating profit	$603	$628	(4)%	$1,657	$1,598	4%

12 Weeks

Net revenue grew 3.5% and BCS volume grew 4%. The volume increase was driven by a 13% increase in non-carbonated beverages, partially offset by a 2% decline in carbonated soft drinks (CSDs). The non-carbonated portfolio performance was driven by double-digit growth in trademark Aquafina and Lipton ready-to-drink teas, high-single digit growth in Gatorade, and double-digit growth in Tropicana juice drinks and Propel. Tropicana Pure Premium volume was flat. The decline in CSDs reflects a low-single-digit decline in trademark Pepsi, partially offset by a slight increase in trademark Mountain Dew and a low-single-digit increase in trademark Sierra Mist. Across the brands, regular CSDs experienced a low-single-digit decline, which was partially offset by a slight increase in diet CSDs. CSE lagged BCS volume growth by 2 percentage points due to the timing of shipments earlier in the year.

Net revenue also benefited from positive mix, reflecting the strength of non-carbonated beverages, and price increases taken in the first quarter of 2006, primarily on concentrate and fountain. These gains were partially offset by higher trade spending. Favorable Canadian foreign exchange rates contributed approximately 0.5 percentage points to net revenue growth.

Operating profit declined 4%, reflecting higher raw material costs, primarily oranges, increased supply chain costs in Gatorade and higher energy costs. Increased trade spending was partially offset by lower advertising and marketing expenses.

Smart Spot eligible products represented approximately 75% of net revenue. These products experienced high-single-digit revenue growth, while the balance of the portfolio declined in the mid-single-digit range.

36 Weeks

Net revenue grew 9% and BCS volume grew 5%. The volume increase was driven by a 17% increase in non-carbonated beverages, partially offset by a 2% decline in CSDs. The non-carbonated portfolio performance was driven by double-digit growth in Gatorade, trademark Aquafina, Lipton ready-to-drink teas, Tropicana juice drinks and Propel. Tropicana Pure Premium experienced a low-single-digit increase in volume. The decline in CSDs reflects a low-single-digit decline in trademark Pepsi, partially offset by low-single-digit increases in both trademark Mountain Dew and trademark Sierra Mist. Across the brands, both regular and diet CSDs experienced low-single-digit declines.

Net revenue also benefited from positive mix, primarily reflecting the strength of non-carbonated beverages, and price increases taken in the first quarter of 2006, primarily on concentrate and fountain. These gains were partially offset by higher trade spending. Favorable Canadian foreign exchange rates contributed approximately 0.5 percentage points to net revenue growth.

Operating profit increased 4%, reflecting the net revenue growth partially offset by higher raw material costs, primarily oranges, increased supply chain costs in Gatorade and higher energy costs. Increased trade spending was partially offset by lower advertising and marketing expenses. Additionally, the impact of a favorable insurance settlement of $29 million in 2006 was fully offset by more-favorable settlements of trade spending accruals in 2005.

Smart Spot eligible products represented over 70% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio increased in the low-single-digit range.

PepsiCo International

	12 Weeks Ended			36 Weeks Ended
	9/9/06	9/3/05	Change	9/9/06	9/3/05	Change

Net revenue	$3,298	$2,839	16%	$8,830	$7,716	14%

Operating profit	$554	$473	17%	$1,471	$1,232	19%

12 Weeks

International snacks volume grew 12%, reflecting broad-based gains led by high-single-digit growth at Sabritas in Mexico and double-digit growth in Russia, Turkey and Egypt. Overall, the Europe, Middle East & Africa region grew 20%, the Latin America region grew 5% and the Asia Pacific region grew 14%. Acquisitions of two businesses in Europe in 2006 increased the Europe, Middle East & Africa region volume growth by 7 percentage points. The acquisition of a business in Australia increased the Asia Pacific region volume by 2 percentage points. In aggregate, acquisitions contributed 3 percentage points to the reported total PepsiCo International snack volume growth rate.

Beverage volume grew 8%, reflecting broad-based increases which were led by double-digit growth in the Middle East, China, Russia and Argentina. Overall, the Europe, Middle East & Africa region grew 11%, the Latin America region grew 5.5% and the Asia Pacific region grew 5%. Acquisitions had no impact on the reported total PepsiCo International beverage volume growth rate. CSDs grew at a mid-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 16%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Acquisitions contributed 3 percentage points of growth. Foreign currency contributed 1 percentage point of growth based on the favorable euro and British pound, partially offset by the unfavorable Mexican peso.

Operating profit grew 17%, driven primarily by the net revenue growth, partially offset by increased raw material and energy costs. In addition, the net gain from the sale of non-core cereal brands and a plant in the United Kingdom in the quarter contributed 4 percentage points of growth. Acquisitions had a slightly favorable impact on the growth rate. Foreign currency contributed 1 percentage point of growth based on the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

36 Weeks

International snacks volume grew 10%, reflecting mid-single-digit growth at both Sabritas in Mexico and Walkers in the United Kingdom, and double-digit growth in Russia, Turkey and Egypt. Overall, the Europe, Middle East & Africa region grew 18%, the Latin America region grew 4% and the Asia Pacific region grew 15%. Acquisitions of two businesses in Europe in 2006 increased the Europe, Middle East & Africa region volume growth by 5 percentage points. The acquisition of a business in Australia increased the Asia Pacific region volume by 2 percentage points. In aggregate, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate.

Beverage volume grew 10%, reflecting broad-based increases led by double-digit growth in the Middle East, China, Argentina, Russia and Venezuela, and low-single-digit growth in Mexico. Overall, the Europe, Middle East & Africa region grew 12%, the Asia Pacific region grew 11% and the Latin America region grew 7%. Acquisitions contributed 1 percentage point to the Europe, Middle East & Africa region volume growth rate and contributed slightly to the reported total PepsiCo International beverage volume growth rate. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 14%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Acquisitions contributed nearly 3 percentage points of growth. Foreign currency had no impact on the growth rate.

Operating profit grew 19%, driven primarily by the net revenue growth, partially offset by increased raw material and energy costs. In addition, the net gain from the sale of non-core cereal brands and a plant in the United Kingdom in the third quarter contributed nearly 2 percentage points of growth. Acquisitions and foreign currency each had a slightly favorable impact on the growth rate.

Quaker Foods North America

	12 Weeks Ended			36 Weeks Ended
	9/9/06	9/3/05	Change	9/9/06	9/3/05	Change

Net revenue	$402	$364	10%	$1,218	$1,131	8%

Operating profit	$123	$111	11%	$389	$369	5.5%

12 Weeks

Net revenue increased 10% and volume increased 8%. The volume increase primarily reflects double-digit growth in Oatmeal, high-single-digit growth in Aunt Jemima syrup and mix, and mid-single-digit growth in ready-to-eat cereals. Higher effective net pricing contributed 1 percentage point to net revenue growth, reflecting favorable product mix and price increases taken earlier in the year, partially offset by increased trade spending. Favorable Canadian foreign exchange rates also contributed approximately 1 percentage point to net revenue growth.

Operating profit increased 11% primarily reflecting the net revenue growth. This growth was partially offset by increased cost of sales, primarily due to higher raw material and energy costs.

Smart Spot eligible products represented approximately half of net revenue and had double-digit revenue growth. The balance of the portfolio experienced mid-single-digit growth.

36 Weeks

Net revenue grew 8% and volume increased 4.5%. The volume increase primarily reflects high-single-digit growth in Oatmeal, double-digit growth in Life cereal and low-single-digit growth in Aunt Jemima syrup and mix. Higher effective net pricing contributed over 2 percentage points to net revenue growth, primarily reflecting favorable product mix. Favorable Canadian foreign exchange rates contributed approximately 1 percentage point to net revenue growth.

Operating profit increased 5.5% primarily reflecting the net revenue growth. This growth was partially offset by increased cost of sales, primarily due to higher raw material and energy costs.

Smart Spot eligible products represented approximately half of net revenue and had double-digit revenue growth. The balance of the portfolio experienced low-single-digit growth.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 36 weeks, our operations provided $4.3 billion of cash primarily reflecting our solid business results. Our operating cash flow in 2006 also reflects a tax payment of $420 million related to our repatriation of international cash in 2005 in connection with the AJCA.

We make periodic regulatory contributions to our qualified pension plans during the course of the year. We also make annual discretionary contributions to these plans to maintain fully funded status on an accumulated benefit obligation (ABO) basis. For the full year 2006, we expect to make contributions to these plans of up to $50 million, all of which will be non-discretionary. As a result of these contributions, we expect the assets for these plans to meet or exceed the liabilities for service to date as of September 30, 2006.

Investing Activities

During the 36 weeks, we used $127 million for our investing activities. Capital spending of $1.1 billion and acquisitions of $444 million were mostly offset by net sales of short-term investments of $1.1 billion and proceeds from our sale of PBG stock of $285 million. The increase in capital spending over the prior year primarily reflects increased investments in our North American Gatorade business and at PepsiCo International, as well as increased support behind our ongoing BPT initiative. We anticipate net capital spending of approximately $2.2 billion in 2006.

Financing Activities

During the 36 weeks, we used $4.6 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $2.2 billion and dividend payments of $1.4 billion. Net repayments of short-term borrowings of $2.0 billion were partially offset by stock option proceeds of $1.0 billion.

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

	36 Weeks Ended
	9/9/06	9/3/05
Net cash provided by operating activities	$4,292	$4,558
Capital spending	(1,130)	(796)
Sales of property, plant and equipment	37	65

Management operating cash flow	$3,199	$3,827

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

Debt Obligations and Commitments

See Debt Obligations and Commitments in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 9, 2006, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 9, 2006 and September 3, 2005, and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 9, 2006 and September 3, 2005. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

October 12, 2006

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

In addition, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we completed our $7 billion repurchase program announced on March 29, 2004 and expiring on March 31, 2007. On May 3, 2006, our Board of Directors authorized and publicly announced our new $8.5 billion repurchase program, which expires on June 30, 2009. A summary of our common stock repurchases (in millions, except average price per share) during the third quarter is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs

2004 Repurchase program
6/17/06				$370
6/18/06 – 7/15/06	3.6	$60.29	3.6	(217)

				153
7/16/06 – 8/2/06	2.4	62.95	2.4	(153)

				–
2006 Repurchase program				8,500
8/2/06 – 8/12/06	1.4	63.21	1.4	(88)

				8,412
8/13/06 – 9/9/06	3.8	64.59	3.8	(247)

Total	11.2	$62.69	11.2	$8,165

In addition, PepsiCo repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter:

Issuer Purchases of Convertible Preferred Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs

6/17/06
6/18/06 – 7/15/06	3,400	$301.32	N/A	N/A

7/16/06 – 8/12/06	700	317.81	N/A	N/A

8/13/06 – 9/9/06	7,000	321.60	N/A	N/A

Total	11,100	$315.15	N/A	N/A

ITEM 6.  Exhibits

See Index to Exhibits on page 36.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: October 12, 2006	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date: October 12, 2006	/S/ THOMAS H. TAMONEY, JR.
Thomas H. Tamoney, Jr.
Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6

EXHIBITS

Exhibit 1.1	Programme Agreement dated July 21, 2006 between PepsiCo, Inc. and the Dealers named therein

Exhibit 3.2	By-laws of PepsiCo, Inc. as amended effective October 1, 2006

Exhibit 4.1	Agency Agreement dated July 21, 2006, by and among PepsiCo, Inc., JPMorgan Chase Bank and J.P. Morgan Bank Luxembourg S.A.

Exhibit 4.2	Deed of Covenant dated July 21, 2006 made by PepsiCo, Inc.

Exhibit 10.1	PepsiCo, Inc. Long-Term Incentive Plan, as amended and restated effective October 1, 2006

Exhibit 10.2	Form of Non-Employee Director Long-Term Incentive Award Agreement

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002