Form 10-K
period 2006-12-30
PEPSICO INC
filed 2007-02-20
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Large Accelerated filer ☒                                 Accelerated filer ☐                                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo are affiliates of PepsiCo) as of June 17, 2006, the last day of business of our most recently completed second fiscal quarter, was $98,446,600,086.90 (based on the closing sale price of PepsiCo’s Common Stock on that date as reported on the New York Stock Exchange). The number of shares of PepsiCo Common Stock outstanding as of February 9, 2007 was 1,637,764,939.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 2, 2007 Annual Meeting of Shareholders	III

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 30, 2006

i

PART I

Item 1.         Business

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.

Our Divisions

We are a leading global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods. We are organized into four divisions:

•	Frito-Lay North America,
•	PepsiCo Beverages North America,
•	PepsiCo International, and
•	Quaker Foods North America.

Our North American divisions operate in the United States and Canada. Our international division operates in approximately 200 countries, with our largest operations in Mexico and the United Kingdom. Financial information concerning our divisions and geographic areas is presented in Note 1 to our consolidated financial statements and additional information concerning our division operations, customers and distribution network is presented under the heading “ Our Business” contained in “Item 7. Management's Discussion and Analysis.”

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Tostitos tortilla chips, Cheetos cheese flavored snacks, Fritos corn chips, branded dips, Ruffles potato chips, Quaker Chewy granola bars, SunChips multigrain snacks, Rold Gold pretzels, Santitas tortilla chips, Frito-Lay nuts, Grandma's cookies, Munchies snack mix, Gamesa cookies, Lay’s Stax potato crisps, Funyuns onion flavored rings, Quaker Quakes corn and rice snacks, Miss Vickie’s potato chips, branded crackers, Quaker snack mix, Smartfood popcorn, Chester’s fries, Stacy’s pita chips and Quaker Fruit & Oatmeal bars. FLNA branded products are sold to independent distributors and retailers. FLNA's net revenue was $10.8 billion in 2006, $10.3 billion in 2005 and $9.6 billion in 2004 and approximated 31% of our total net revenue in 2006, 32% of our total net revenue in 2005 and 33% of our total net revenue in 2004.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Lipton, Sierra Mist, Tropicana juice drinks, Propel, Dole and SoBe. PBNA also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded products are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PBNA's net revenue was $9.6 billion in 2006, $9.1 billion in 2005 and $8.3 billion in 2004 and approximated 27% of our total net revenue in 2006 and 28% of our total net revenue in 2005 and 2004.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Lay’s, Walkers, Cheetos, Doritos, Ruffles, Gamesa and Sabritas. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Gatorade, Tropicana and Mountain Dew. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also licenses the Aquafina water brand to certain of its authorized bottlers. PI's net revenue was $13.0 billion in 2006, $11.4 billion in 2005 and $9.9 billion in 2004 and approximated 37% of our total net revenue in 2006, 35% of our total net revenue in 2005 and 34% of our total net revenue in 2004.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Cap'n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA's net revenue was $1.8 billion in 2006, $1.7 billion in 2005 and $1.5 billion in 2004 and approximated 5% of our total net revenue in each of 2006, 2005 and 2004.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices. These distribution systems are described under the heading “ Our Business” contained in “Item 7. Management’s Discussion and Analysis.”

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are aspartame, cocoa, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, juice and juice concentrates, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include aluminum used for cans, polyethylene terepthalate (PET) resin used for plastic bottles, film packaging used for snack foods and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. These ingredients, raw materials and commodities are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. The prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past, we have done so successfully. However, there is no assurance that we will be able to do so in the future. See Note 10 to our consolidated financial statements for additional information on how we manage our commodity costs.

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, AMP, Aquafina, Aunt Jemima, Cap'n Crunch, Cheetos, Cracker Jack, Diet Pepsi, Doritos, Frito-Lay, Fritos, Gamesa, Gatorade, Grandma's, Izze, Lay's, Life, Mirinda, Mountain Dew, Mug, Near East, Pasta Roni, Pepsi, Pepsi Max, Pepsi One, Propel, Quaker, Quaker Chewy, Quaker Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, Sakata, 7UP and Diet 7UP (outside the United States), Sierra Mist, Simba, Smith’s, Snack a Jacks, SoBe, Sonric’s, Stacy’s, SunChips, Tostitos, Tropicana, Tropicana Pure Premium, Tropicana Twister, Walkers and Wotsits. We also hold long-term licenses to use valuable trademarks in connection with our products, including Lipton, Starbucks, Dole and Ocean Spray. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

We either own or have licenses to use a number of patents which relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Seasonality

Our beverage and food divisions are subject to seasonal variations. Our beverage sales are higher during the warmer months and certain food sales are higher in the cooler months. Weekly beverage and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns. However, taken as a whole, seasonality does not have a material impact on our business.

Our Customers

Our customers include authorized bottlers and independent distributors, including foodservice distributors, and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements specify the amount to be paid by our bottlers for concentrate, finished goods and Aquafina royalties, as well as the manufacturing process required for product quality.

Retail consolidation continues to increase the importance of major customers. Sales to Wal-Mart represent approximately 9% of our total net revenue; and our top five retail customers currently represent approximately 26% of our 2006 North American net revenue, with Wal-Mart representing approximately 13%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to The Pepsi Bottling Group (PBG) represent approximately 10% of our total net revenue. See “ Our Customers”, “Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In measured channels, our chief beverage competitor, The Coca-Cola Company, has a slightly larger share of carbonated soft drink (CSD) consumption in the U.S., while we have a larger share of chilled juices and isotonics. In addition, The Coca-Cola Company maintains a significant CSD share advantage in many markets outside North America. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on issues related to price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

*

The categories and category share information in the charts above are defined by the sources of the information: Information Resources, Inc. and A.C. Nielsen Corporation. The above charts exclude data from certain customers such as Wal-Mart that do not report data to these services.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Research and development costs were $344 million in 2006 and $340 million in 2005 and are reported as selling, general and administrative expenses.

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

In the United States, we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws regulating the sales of products in schools, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations, including California Proposition 65 which requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. Under Proposition 65, even trace amounts of listed components can expose affected products to the prospect of warning labels. As a result, many food and beverage producers who sell products in California, including PepsiCo, may be required to provide warning labels on their products. See also “Risk Factors – Regulatory decisions and changes in the legal and regulatory environment could increase our costs and liabilities or limit our business activities.”

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

We are subject to national and local environmental laws in the United States and in the foreign countries in which we do business, including laws relating to water consumption and treatment. We are committed to meeting all applicable environmental compliance requirements. Environmental compliance costs have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.

Employees

As of December 30, 2006, we employed approximately 168,000 people worldwide, including approximately 63,000 people employed within the United States. Our employment levels are subject to seasonal variations. We believe that relations with our employees are generally good.

Available Information

The public may read and copy any materials that we file with the U.S. Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on our internet website at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences and any inability on our part to anticipate and react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, such as consumer health concerns about obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ willingness to purchase our products.

Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products, and the effectiveness of our advertising campaigns and marketing programs. There can be no assurance as to our continued ability either to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Our failure to successfully launch new products could decrease demand for our existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs.

Any damage to our reputation could have an adverse effect on our business, financial condition and results of operations.

Maintaining a good reputation globally is critical to selling our branded products. If we fail to maintain high standards for product quality, safety and integrity, our reputation could be jeopardized. Adverse publicity about these types of concerns or the incidence of product contamination or tampering, whether or not valid, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to health concerns, our environmental impacts, including agricultural materials, packaging, energy and water use and waste management, or other sustainability issues, could also jeopardize our reputation. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

If we are not able to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.

We have embarked on a multi-year Business Process Transformation (BPT) initiative that includes the delivery of an SAP enterprise resource planning application, as well as the migration to common business processes across our operations. There can be no certainty that these programs will deliver the expected benefits. The failure to deliver our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability and that of our suppliers, business partners, including bottlers, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as avian flu, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Trade consolidation, the loss of any key customer, or failure to maintain good relationships with our bottling partners could adversely affect our financial performance.

We must maintain mutually beneficial relationships with our key customers, including our retailers and bottling partners, to effectively compete. There is a greater concentration of our customer base around the world generally due to the continued consolidation of retail trade. As retail ownership becomes more concentrated, retailers demand lower pricing and increased promotional programs. Further, as larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

Retail consolidation continues to increase the importance of major customers. Sales to Wal-Mart represent approximately 9% of our total net revenue; and our top five retail customers currently represent approximately 26% of our 2006 North American net revenue, with Wal-Mart representing approximately 13%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. Loss of any of our key customers, including Wal-Mart, could have an adverse effect on our business, financial condition and results of operations.

Furthermore, if we are unable to provide an appropriate mix of incentives to our bottlers through a combination of advertising and marketing support, they may take actions that, while maximizing their own short-term profit, may be detrimental to us or our brands. Such actions could have an adverse effect on our profitability. See “ Our Customers” and “ Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Our business may be adversely impacted by unfavorable economic or environmental conditions or political or other developments and risks in the countries in which we operate.

Unfavorable global economic or environmental changes, political conditions or other developments may result in business disruption, supply constraints, foreign currency devaluation, inflation, deflation or decreased demand. Unstable economic and political conditions or civil unrest in the countries in which we operate could have adverse impacts on our business results or financial condition. Our operations outside of the U.S. accounted for 41% and 36% of our net revenue and operating profit, respectively, for the year ended December 30, 2006. Our continued success depends on our ability to broaden and strengthen our presence in emerging markets, such as Brazil, Russia, India and China, and to create scale in key international markets.

Regulatory decisions and changes in the legal and regulatory environment could increase our costs and liabilities or limit our business activities.

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes include changes in food and drug laws, laws related to advertising and deceptive marketing practices, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

In particular, governmental bodies in jurisdictions where we operate may impose new labeling, product or production requirements, or other restrictions. For example, Proposition 65 in California requires that a warning be given for any product that exposes consumers to a substance listed by the state as having been found to cause cancer or birth defects. If we were required to label any of our products or place warnings in locations where our products are sold in California under Proposition 65, sales of those products could suffer not only in California but elsewhere as a result of the adverse publicity.

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

If we are unable to hire or retain key employees or outsource certain functions effectively, it could have a negative impact on our business.

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

In addition, we have outsourced certain information technology support services and administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers that we outsource these functions to do not perform effectively we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or harm employee morale.

Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.

We and our business partners use various raw materials and other supplies in our business, including aspartame, cocoa, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, juice and juice concentrates, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include aluminum used for cans, PET resin used for plastic bottles, film packaging used for snack foods, and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. Some of these raw materials and supplies are available from a limited number of suppliers. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income.

Our profitability may also be adversely impacted due to water scarcity and regulation. Water is a limited resource in many parts of the world. As demand for water continues to increase, we and our business partners may face disruption of supply or increased costs to obtain the water needed to produce our products.

Our business could suffer if we are unable to compete effectively.

Our businesses operate in highly competitive markets. We compete against global, regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Increased competition and anticipated actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results. See “ Our Competition” for more information about our competitors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our most significant corporate properties include our corporate headquarters building in Purchase, New York and our data center in Plano, Texas, both of which are owned. Leases of plants in North America generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are owned or leased on a long-term basis. We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

Frito-Lay North America

FLNA’s most significant properties include its headquarters building and a research facility in Plano, Texas, both of which are owned. FLNA also owns or leases approximately 40 food manufacturing and processing plants and approximately 1,980 warehouses, distribution centers and offices.

PepsiCo Beverages North America

PBNA utilizes approximately 60 plants and production processing facilities and 37 warehouses, distribution centers and offices. PBNA’s most significant properties include its headquarters building in downtown Chicago, Illinois, which is leased, and its Tropicana facility in Bradenton, Florida, its concentrate plant in Ireland and its research and development facility in Valhalla, New York, all of which are owned. The other properties utilized by PBNA are owned or leased by us or our co-packers. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 70 bottling plants.

PepsiCo International

PI owns or leases approximately 150 plants and approximately 1,500 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 350 plants and distribution centers. PI’s most significant property, a concentrate plant in Ireland, is owned. PI is headquartered in the corporate facility in Purchase, New York.

Quaker Foods North America

QFNA utilizes approximately 35 manufacturing plants and production processing facilities in North America. QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property. The other properties utilized by QFNA are owned or leased by us or our co-packers. QFNA is headquartered in the same facility with PBNA in downtown Chicago, Illinois.

Shared Properties

QFNA shares approximately 10 production facilities with FLNA, 4 production facilities with PBNA, 16 warehouses and distribution centers with FLNA and PBNA, and 10 offices with PBNA and FLNA, including a research and development laboratory in Barrington, Illinois.

Item 3. Legal Proceedings

We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

On April 30, 2004, we announced that Frito-Lay and Pepsi-Cola Company received notification from the SEC indicating that the SEC staff was proposing to recommend that the SEC bring a civil action alleging that a non-executive employee at Pepsi-Cola and another at Frito-Lay signed documents in early 2001 prepared by Kmart acknowledging payments in the amount of $3 million from Pepsi-Cola and $2.8 million from Frito-Lay. Kmart allegedly used these documents to prematurely recognize the $3 million and $2.8 million in revenue. Neither of these matters involved any allegations regarding PepsiCo’s accounting for its transactions with Kmart or PepsiCo’s financial statements. On December 6, 2006, the SEC informed us that the investigation with respect to these matters has been terminated and that no enforcement action has been recommended against PepsiCo.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following is a list of names, ages and background of our current executive officers:

Peter A. Bridgman, 54, has been our Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Albert P. Carey, 55, was appointed President and Chief Executive Officer of Frito-Lay North America in June 2006. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages & Foods North America from June 2002 to February 2003 and as PepsiCo's Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

John C. Compton, 45, has been Chief Executive Officer of PepsiCo North America since September 2006 and also serves on PepsiCo’s liquid refreshment beverage oversight council. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor in the Pulaski, Tennessee manufacturing plant. He has spent 23 years at PepsiCo in various Sales, Marketing, Operations and General Management assignments. From March 2005 until September 2006, he was President and Chief Executive Officer of Quaker, Tropicana, Gatorade. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.

Richard Goodman, 58, has been PepsiCo’s Chief Financial Officer since October 2006. From 2003 until October 2006, Mr. Goodman was Senior Vice President and Chief Financial Officer of PepsiCo International. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages International from 2001 to 2003 and as Vice President and General Auditor of PepsiCo from 2000 to 2001. Mr. Goodman joined PepsiCo in 1992 as Vice President of Corporate Strategic Planning, International and held a number of senior financial positions with PepsiCo and its affiliates until 1997 when he left PepsiCo to pursue other opportunities. Before joining PepsiCo in 1992, Mr. Goodman was with W.R. Grace & Co. in a variety of global chief financial officer positions.

Dawn E. Hudson, 49, is President and Chief Executive Officer of Pepsi-Cola North America and PepsiCo Foodservice and also serves on PepsiCo’s liquid refreshment beverage oversight council. Ms. Hudson was promoted to Chief Executive Officer of Pepsi-Cola North America and PepsiCo Foodservice in March 2005, and has been President of Pepsi-Cola North America since 2002. Previously, as Senior Vice President, Strategy and Marketing, she led Pepsi-Cola North America’s brand strategy and marketing efforts, as well as channel strategy and marketing, product innovation, research and development, joint ventures and marketplace initiative development. She also oversaw corporate marketing synergies as a result of the merger with Quaker. Ms. Hudson began her PepsiCo career at Frito-Lay North America in 1996 as Executive Vice President, Marketing and New Business and joined Pepsi-Cola North America a year later as Senior Vice President, responsible for flavors, new business, packaging and joint ventures.

Hugh F. Johnston, 45, has been PepsiCo's Executive Vice President, Operations since October 2006. From April 2005 until October 2006, Mr. Johnston was PepsiCo's Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo's Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.

Charles I. Maniscalco, 53, has been President and Chief Executive Officer of Quaker, Tropicana, Gatorade since September 2006. Mr. Maniscalco also serves on PepsiCo's liquid refreshment beverage oversight council. From 2002 until September 2006, he was President – Gatorade/Propel, and from August 2001 until 2002 he was Senior Vice President and General Manager, Convenience Foods for Frito-Lay North America. Mr. Maniscalco started his career at Quaker Oats in 1980 as a market research analyst. Over the years he held a wide variety of roles at Quaker Oats, including marketing and general management positions encompassing Quaker’s food, beverages and pet food divisions.

Matthew M. McKenna, 56, has been Senior Vice President of Finance since August 2001. From 1998 until 2001, Mr. McKenna was Senior Vice President and Treasurer. Mr. McKenna began his career at PepsiCo as Vice President, Taxes in 1993, and he became Senior Vice President, Taxes in 1998. Mr. McKenna is a director of PepsiAmericas, Inc. and a member of the Management Committee of Pepsi Bottling Ventures. Mr. McKenna is also a director of Foot Locker, Inc.

Margaret D. Moore, 59, is Senior Vice President, Human Resources, a position she assumed at the end of 1999. From November 1998 to December 1999, she was Senior Vice President and Treasurer of PBG. Prior to joining PBG, Ms. Moore spent 25 years with PepsiCo in a number of senior financial and human resources positions. Ms. Moore is also a director of PBG. She is scheduled to retire from PepsiCo in June 2007.

Indra K. Nooyi, 51, has been PepsiCo’s President and Chief Executive Officer since October 2006 and has been named Chairman of PepsiCo’s Board of Directors effective May 2, 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as PepsiCo's Senior Vice President, Corporate Strategy and Development from 1996 until February 2000 and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. Ms. Nooyi is also a director of Motorola, Inc.

Lionel L. Nowell III, 52, has been Senior Vice President and Treasurer since August 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit, and Director of Internal Audit.

Steven S Reinemund, 58, has been Executive Chairman of PepsiCo since October 2006 and has been Chairman of PepsiCo’s Board of Directors since May 2001. From May 2001 until October 2006, Mr. Reinemund was PepsiCo’s Chief Executive Officer. He was elected a director of PepsiCo in 1996 and served as President and Chief Operating

Officer from September 1999 until May 2001. Mr. Reinemund began his career with PepsiCo in 1984 as a senior operating officer of Pizza Hut, Inc. He became President and Chief Executive Officer of Pizza Hut, Inc. in 1986, and President and Chief Executive Officer of Pizza Hut Worldwide in 1991. In 1992, Mr. Reinemund became President and Chief Executive Officer of Frito-Lay, Inc., and Chairman and Chief Executive Officer of the Frito-Lay Company in 1996. Mr. Reinemund is also a director of Johnson & Johnson. He will be retiring from PepsiCo effective May 2, 2007.

Larry D. Thompson, 61, became PepsiCo's Senior Vice President, Government Affairs, General Counsel and Secretary in November 2004. Prior to joining PepsiCo, Mr. Thompson served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, he was named to lead the National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April 2000, Mr. Thompson was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, he was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.

Cynthia M. Trudell, 53, is Senior Vice President, Chief Personnel Officer, a position which she assumed in February 2007. Ms. Trudell served as a director of PepsiCo from January 2000 until her appointment to her current position. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM's Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.

Michael D. White, 55, has been Vice Chairman of PepsiCo and a member of PepsiCo’s Board of Directors since March 2006 and Chairman and Chief Executive Officer of PepsiCo International since February 2003. Prior to that, he served as President and Chief Executive Officer of Frito-Lay’s Europe/Africa/Middle East division from 2000 until February 2003. From 1998 to 2000, Mr. White was Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White has also served as Executive Vice President and Chief Financial Officer of PepsiCo Foods International and Chief Financial Officer of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning. Mr. White is also a director of Whirlpool Corporation.

Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Trading Symbol – PEP

Stock Exchange Listings – The New York Stock Exchange is the principal market for our common stock, which is also listed on the Chicago and Swiss Stock Exchanges.

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2006 and 2005 are contained in our Selected Financial Data.

Shareholders – At February 1, 2007, there were approximately 192,000 shareholders of record of our common stock.

Dividends – We target an annual dividend payout of approximately 45% of prior year’s net income from continuing operations. Dividends are usually declared in late January or early February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 9, June 8, September 7, and December 7, 2007. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2006 and 2005 is contained in our Selected Financial Data.

For information on securities authorized for issuance under our equity compensation plans, see “ Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter under the $8.5 billion repurchase program authorized by our Board of Directors and publicly announced on May 3, 2006, and expiring on June 30, 2009, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions, other than 640,000 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
9/9/06				$8,165
9/10/06 – 10/7/06	5.8	$64.86	5.8	(377)

				7,788
10/8/06 – 11/4/06	2.2	63.19	2.2	(140)

				7,648
11/5/06 – 12/2/06	3.4	62.19	3.4	(212)

				7,436
12/3/06 – 12/30/06	1.0	63.40	1.0	(61)

Total	12.4	$63.71	12.4	$7,375

In addition, PepsiCo repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.

Issuer Purchases of Convertible Preferred Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
9/9/06
9/10/06 – 10/7/06	2,900	$323.33	N/A	N/A

10/8/06 – 11/4/06	–	–	N/A	N/A

11/5/06 – 12/2/06	2,600	315.63	N/A	N/A

12/3/06 – 12/30/06	1,900	313.95	N/A	N/A

Total	7,400	$318.22	N/A	N/A

Item 6. Selected Financial Data

Selected Financial Data is included on page 101.

Item 7. Management’s Discussion and Analysis

Our discussion and analysis is an integral part of understanding our financial results. Definitions of key terms can be found in the glossary on page 103. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Our Operations

We are a leading global snack and beverage company. We manufacture, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods. We are organized into four divisions:

•	Frito-Lay North America,

•	PepsiCo Beverages North America,

•	PepsiCo International, and

•	Quaker Foods North America.

Our North American divisions operate in the United States and Canada. Our international division operates in approximately 200 countries, with our largest operations in Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1.

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Tostitos tortilla chips, Cheetos cheese flavored snacks, Fritos corn chips, branded dips, Ruffles potato chips, Quaker Chewy granola bars, SunChips multigrain snacks, Rold Gold pretzels, Santitas tortilla chips, Frito-Lay nuts, Grandma's cookies, Munchies snack mix, Gamesa cookies, Lay’s Stax potato crisps, Funyuns onion flavored rings, Quaker Quakes corn and rice snacks, Miss Vickie’s potato chips, branded crackers, Quaker snack mix, Smartfood popcorn, Chester’s fries, Stacy’s pita chips and Quaker Fruit & Oatmeal bars. FLNA branded products are sold to independent distributors and retailers.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Lipton, Sierra Mist, Tropicana juice drinks, Propel, Dole and SoBe. PBNA also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded products are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that bottlers have reported as sold to independent distributors and retailers.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Lay’s, Walkers, Cheetos, Doritos, Ruffles, Gamesa and Sabritas. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Gatorade, Tropicana and Mountain Dew. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also licenses the Aquafina water brand to certain of its authorized bottlers. PI reports two measures of volume. Snack volume is reported on a system-wide basis, which includes our own volume and the volume sold by our noncontrolled affiliates. Beverage volume reflects Company-owned and authorized bottler sales of beverages bearing our trademarks to independent distributors and retailers.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Cap'n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers.

Our Chairman and President and Chief Executive Officer Perspective

The questions below reflect key questions shareholders often ask about our businesses, and are followed by joint responses from our Chairman, Steve Reinemund, and our President and Chief Executive Officer, Indra Nooyi.

PepsiCo’s product categories and their impact on health continues to capture media, consumer and regulatory focus. How is PepsiCo’s portfolio faring in this environment?

As the transformation of PepsiCo’s portfolio continues, we’re able to add more choices for consumers to meet their needs for products that can contribute to healthier lifestyles, and we’re proud of each and every choice we offer.

Our efforts are galvanized by three imperatives: continue making our fun-for-you products more nutritious, develop new products that address the needs of the entire food pyramid, and try to ensure consumers never have to trade off nutrition and taste.

The range of product choices we offer grows each year, as we develop or acquire new products or platforms that range from indulgent to good-for-you. At the same time, we’re improving the nutritional profiles of our larger, core brands. For example, changing cooking oils to sunflower oil for both Lay’s and Ruffles potato chips at FLNA and Walkers crisps in the United Kingdom reduces the saturated fat in these products without sacrificing taste. And we’re working on developing new sweeteners and adding more nutritious ingredients to our products – such as fiber to foods and beverages and omega-3 fatty acids to juices.

Our portfolio of more nutritious choices is working well in this environment, evidenced by over two-thirds of our North America top line growth in 2006 being driven by products that are PepsiCo Smart Spot eligible – meaning they meet authoritative nutritional statements developed by the National Academy of Sciences or the U.S. Food and Drug Administration.

What, specifically, is PepsiCo doing to address regulatory pressures relating to health concerns across the globe?

On the regulatory and policy side, we’re firm believers in engaging a range of public and private experts to come to workable solutions on such things as how and where our products are sold and marketed. We’re actively engaged with policy and thought leaders, as well as food and beverage industry leaders, to reach decisions on steps we can take to support consumers in their quest for healthier lifestyles. This includes insights from PepsiCo’s Blue Ribbon Advisory Board, a group of leading health and wellness experts and third-party advisors from across the globe, as well as our Ethnic Advisory Boards who have provided insights relating to multicultural consumers.

Most recently, PepsiCo’s work in the United States with the Clinton Foundation, the American Heart Association and the beverage industry, are examples of working proactively to set policies that put the right kinds of products in the right locations – in this case, schools. We’re working in our international markets in much the same way.

An advantaged portfolio of good- and better-for-you products — products that are Smart Spot eligible — has provided, and will continue to provide, growth opportunities at what we call the intersection of business and public interests.

How are you approaching innovation as a means to growth?

Innovation demands that we constantly look around the next corner to ensure we’re providing products that our consumers and retail customers want. We have a relentless focus on innovation, as new products consistently deliver 15% to 20% of our total growth. In 2006 alone, our North American businesses introduced new products that totaled greater than $1 billion in retail sales.

More strategically said, we’re focused on game-changing innovation. Clearly, we need to keep our existing big brands fresh while developing products and venturing into new categories.

Through a disciplined approach to innovation, we’ve developed a very strong pipeline for 2007 and beyond, including new products like Flat Earth vegetable and fruit crisps from Frito-Lay, and new beverage entries such as Izze, a sparkling beverage made with 70% fruit juice, and Naked Juice, a line of all natural juices and juice smoothies, acquired in January 2007. And we’ll expand on our successes, such as introducing Baked Walkers crisps in the United Kingdom.

As the lifeblood of any successful consumer products company, we expect innovation will continue to be a key tool for growth at PepsiCo going forward.

How are you addressing rising input costs in your businesses?

Structural inflation is a reality we believe will persist over the next few years. Agricultural commodities, energy and certain metals are in a period of protracted inflation that's unlikely to moderate until supply catches up.

Fortunately, over the years we've demonstrated the resilience of the PepsiCo portfolio to navigate through these headwinds successfully. And we are confident we will find innovative solutions to cover rising input costs. It will mean pulling all available levers to address inflation, as we've always done, such as finding new productivity, strategically hedging our input costs, and executing prudent and judicious pricing.

How are you addressing the carbonated soft drink (CSD) category decline in North America?

Rejuvenating the CSD category requires us to deliver new products, new packaging and new benefits to re-engage consumers. 2007 has one of the strongest line-ups of CSD innovation we’ve had in many years. In essence, we plan to build a new category for us of "sparkling" beverages.

Whether it’s through Izze sparkling beverages, our new Jazz line, increased distribution of Pepsi Max throughout our system, new “choreography” packaging for Pepsi, or other new product and packaging news for Diet Pepsi, Mountain Dew and Sierra Mist, we believe we’ve got an impressive lineup ready for the marketplace. And we’re supporting our new products as we continue to support our established core brands.

Looking ahead, we have increased our investment in truly breakthrough innovations to come, like new sweeteners that we believe hold the power to restoring CSD category growth.

You have had good success promoting senior executives from within the Company. What are you doing to ensure you maintain a strong bench and good succession planning?

We announced a number of senior executive changes this year, ranging from CEO to senior executive talent of our operating divisions. Because of the deep bench strength, we were able to provide opportunities to current PepsiCo executives – ensuring smooth transitions and tapping into literally hundreds of years’ worth of experience within the Company.

If anything, this series of moves underscores the importance of continuously building bench strength in our management group. We continue to place a high priority on sustaining our pool of executive talent, and we clearly understand that in the global competition for talent our people planning processes must be world class.

How will Indra Nooyi’s appointment to CEO change PepsiCo’s strategic focus or priorities?

Our transition of the CEO role is as seamless a transition as any PepsiCo has ever done, largely reflecting the fact that we have co-authored the strategies the Company is pursuing.

There are no major new strategies that have been put into place since the transition took effect in October of 2006, and we continue to aggressively pursue those strategies that have been driving the Company’s growth.

How will PepsiCo’s work with diversity and inclusion, and its work with corporate social responsibility and corporate governance evolve under new leadership?

Our commitment to diversity and inclusion as a means to drive our growth remains steadfast. We continue to see the impact of our efforts in our business results, as consumer product offerings, promotions and customer programming benefit from the diverse and inclusive workforce and environment we’re building.

Our focus on corporate responsibility has always been strong and will even be stronger as we contribute to societal growth and help address societal problems. Some would say we have a moral and social obligation. Others would say it’s simply good business. Either way, we have a major role to play.

Similarly for corporate governance, we continue to find ways to strengthen our approach, our tools and our reporting in the name of transparency for our shareholders and the range of constituents who track our business. For example, in 2006, PepsiCo participated in a pilot program at the SEC to test a new electronic filing system.

These kinds of priorities, which tie directly to our commitment to responsible corporate citizenship, will remain front and center.

Where is PepsiCo in its investment in business process transformation, and specifically its SAP implementation?

Business Process Transformation (BPT) is a multi-year transformation effort to simplify and synchronize our business processes and tools into one common platform.

In 2006, we began implementing SAP. We streamlined our indirect procurement system across our U.S. divisions, and for Quaker, Tropicana and Gatorade, we also streamlined customer orders, implemented a more efficient system for assessing and tracking capital expenditures and advertising and marketing spending, and provided common demand forecasting capability.

The project has an attractive business case including both IT cost savings and operating productivity. Additionally, we expect benefits from increased business information.

International has been a big contributor to PepsiCo’s growth over the past few years. How do you plan to sustain this growth?

PepsiCo International continues to be the growth engine for the Company – delivering on our expectations to grow at about twice the rate of our North American businesses. Growth internationally across a wide range of markets is strong.

We believe the strong growth achieved by our PepsiCo International business in 2006 reflects the work of a world-class management team, years of investment, and the implementation of a deliberate strategy to create scale in key international markets that will deliver profitable growth.

The portfolio of international markets continues to broaden and strengthen as we deliver exciting new products, tailored to local tastes, to consumers in approximately 200 countries. And in developing and emerging markets in particular, growth in per capita GDP levels continues to generate increased demand for our products.

PepsiCo made a number of acquisitions in 2006 – both in North America and internationally. How is the integration of these businesses going? And what kinds of mergers and acquisitions activity can we expect to see going forward?

Our North American acquisitions within the last year included Stacy’s bagel and pita chips, Izze carbonated beverages and Naked Juice fruit beverages (acquired January 2, 2007). Each acquisition gives us a new opportunity for growth, whether through new product categories or greater reach into emerging retail channels.

Internationally, we completed the acquisitions of Duyvis nuts in the Netherlands and Star Foods snacks in Poland, as well as Bluebird snacks in New Zealand in early 2007. Here again, each provides opportunity for growth through new geographies and new product lines internationally.

Before any acquisition is made, we apply a disciplined approach to evaluating returns on the investment within a reasonable period and focus on ensuring these businesses add profitable growth to PepsiCo. We feel very good about these acquisitions, and their integration is proceeding well.

Going forward, you can expect us to continue acting on our stated strategy of smaller, tuck-in acquisitions as a means to help us grow.

What’s the next big Power of One frontier?

Our Power of One initiatives – those directed at accelerating growth for PepsiCo and our retailers through the power of the entire PepsiCo portfolio – are most definitely moving to a new level.

In 2006, we conducted "Innovation Summits" with our customers to share a holistic view of how shopping and eating habits are fragmenting. Using the insights from these summits, we’ve worked with our retail partners and tailored our product offerings – by account – to maximize the potential of our categories and boost performance and results.

But our partnerships with customers go beyond top-line driving initiatives. We’ve expanded it to include end-to-end supply chain efficiencies. We are refreshing our selling and merchandising activities and critically reviewing all touch points with our customers to eliminate inefficiencies like out-of-stocks and reduce "pain points," if any. This initiative extends beyond PepsiCo to include our bottling partners – members of the extended PepsiCo family who work hand in hand with us on all of our initiatives.

Our Customers

Our customers include authorized bottlers and independent distributors, including foodservice distributors, and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements specify the amount to be paid by our bottlers for concentrate, finished goods and Aquafina royalties, as well as the manufacturing process required for product quality.

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

Retail consolidation continues to increase the importance of major customers. In 2006, sales to Wal-Mart represented approximately 9% of our total net revenue; and our top five retail customers represented approximately 26% of our 2006 North American net revenue, with Wal-Mart representing approximately 13%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to PBG represented approximately 10% of our total net revenue. See “Our Related Party Bottlers” and Note 8 for more information on our anchor bottlers.

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is less than 50%, and since we do not control these bottlers, we do not consolidate their results. We include our share of their net income based on our percentage of economic ownership in our income statement as bottling equity income. We have designated three related party bottlers, PBG, PepsiAmericas, Inc. (PAS) and Pepsi Bottling Ventures LLC (PBV), as our anchor bottlers. Our anchor bottlers distribute approximately 60% of our North American beverage volume and approximately 18% of our international beverage volume. Our anchor bottlers participate in the bottler funding programs described above. Approximately 8% of our total 2006 sales incentives are related to these bottlers. See Note 8 for additional information on these related parties and related party commitments and guarantees.

Our Distribution Network

Our products are brought to market through direct-store-delivery, broker-warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices.

Direct-Store-Delivery

We, our bottlers and our distributors operate direct-store-delivery systems that deliver snacks and beverages directly to retail stores where the products are merchandised by our employees or our bottlers. Direct-store-delivery enables us to merchandise with maximum visibility and appeal. Direct-store-delivery is especially well-suited to products that are restocked often and respond to in-store promotion and merchandising.

Broker-Warehouse

Some of our products are delivered from our manufacturing plants and warehouses to customer warehouses and retail stores. These less costly systems generally work best for products that are less fragile and perishable, have lower turnover, and are less likely to be impulse purchases.

Foodservice and Vending

Our foodservice and vending sales force distributes snacks, foods and beverages to third-party foodservice and vending distributors and operators. Our foodservice and vending sales force also distributes certain beverages through our bottlers. This distribution system supplies our products to schools, businesses, stadiums, restaurants and similar locations.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In measured channels, our chief beverage competitor, The Coca-Cola Company, has a slightly larger share of CSD consumption in the U.S., while we have a larger share of chilled juices and isotonics. In addition, The Coca-Cola Company maintains a significant CSD share advantage in many markets outside North America. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on issues related to price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

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

Our Business Risks

Our Approach to Managing Risks

We are subject to risks in the normal course of business due to adverse developments with respect to:

•	product demand,

•	our reputation,

•	information technology,

•	supply chain,

•	retail consolidation, the loss of major customers and failure to maintain good relationships with our bottling partners,

•	global, economic, environmental and political conditions,

•	the regulatory environment,

•	workforce retention and outsourcing,

•	raw materials and other supplies,

•	competition, and

•	market risks.

Please see “ Risk Factors” in Item 1A. above and “Market Risks” below for more information about these risks.

The achievement of our strategic and operating objectives will necessarily involve taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework to identify, assess, prioritize, manage, monitor and communicate risks across the Company. This framework includes:

•

the PepsiCo Executive Risk Council (PERC), comprised of a cross-functional, geographically diverse, senior management group which identifies, assesses, prioritizes and addresses strategic and reputational risks;

•	Division Risk Committees (DRCs), comprised of cross-functional senior management teams which meet regularly each year to identify, assess, prioritize and address division-specific operating risks;

•

PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PERC and the DRCs, identifies and assesses potential risks, and facilitates ongoing communication between the parties, as well as to PepsiCo’s Audit Committee and Board of Directors; and

•	PepsiCo Corporate Audit, which confirms the ongoing effectiveness of the risk management framework through periodic audit and review procedures.

In 2006, we continued to focus our mitigation efforts where it was determined that actions were necessary and appropriate to further reduce PepsiCo’s exposure to risks,

integrating those efforts in our businesses’ operating plans and budgets, where accountability is assigned and performance measured. Some highlights include:

•

To address certain risks related to the demand for our products, such as consumer health concerns about product attributes and ingredients, we continued to focus on the development of products that respond to consumer trends, including formulating products to lower sugar, fats, and sodium and adding ingredients and new products that can deliver nutritional benefits. For example, at FLNA we introduced a new portion control line of 100-calorie offerings, and we also switched to NuSun sunflower oil, an oil containing 90% mono- and polyunsaturated fats and less saturated fat than most other cooking oils, for our Lay’s and Ruffles potato chips. Internationally, we reduced the amount of saturated fats in our Walkers crisps in the United Kingdom by 70% and the amount of salt by 25%. Beyond providing more nutritious product choices, and in an effort to help address the growing concerns regarding childhood obesity trends in the U.S., we joined with the Alliance for a Healthier Generation – a joint initiative of the William J. Clinton Foundation and the American Heart Association – to set voluntary beverage guidelines for U.S. schools that limit portion sizes and establish voluntary guidelines for snacks and side items in U.S. schools.

•

To help ensure that we maintain our reputation for providing safe convenient foods and beverages, we enhanced the coordination of our division-led product integrity efforts through the PepsiCo Product Integrity Council (PPIC), a cross-functional forum to share leading practices and confer about areas of potential risk. Through the PPIC, we completed a third-party review of our food safety and food security programs which helped identify opportunities to better leverage internal best practices across all of our businesses. Furthermore, we enhanced our product sampling and testing protocols.

•

We continued to enhance our information technology infrastructure and application systems by upgrading our networks and updating or retiring older infrastructure and systems. We signed a multi-year managed services contract to consolidate PI’s technology infrastructure into three data centers and another multi-year services contract to provide and manage PI’s data network. The data center services will provide full system and data protection and backup and recovery capabilities, and the data network services will enhance security and provide 24x7x365 monitoring and response capabilities. We expect to fully implement both of these service contracts over the next three years.

•

With respect to our BPT initiative, we continue to build on our learnings and incorporate these into the metrics used to monitor the project. Specific actions taken this year include revising the overall project structure, project resources and timelines. We also continue to invest in process and control resources to build a more automated control environment that remains compliant with the Sarbanes-Oxley Act.

•

To address supply chain risks, we continued to assess our capability to mitigate potential business disruptions and increased the coordination of our efforts across IT disaster recovery, crisis management and business continuity. Having recognized the potentially significant impact of a pandemic such as avian influenza on our employees and our business, we formed a cross-functional, cross-divisional Pandemic Planning Team that worked to develop strategies and tactics to mitigate that impact.

•

Against a challenging trade environment, we continued to work to ensure consistent and equitable trade practices across our customers, to deliver value-added product innovation and differentiation, to achieve the most effective trade spend across customers and channels through productivity programs, and to more effectively communicate to our customers the economic advantages of our direct-store-delivery (DSD) system.

•

To address risks relating to legal and regulatory issues, we have launched an enhanced PepsiCo Code of Conduct training program in multiple languages. We also improved the functionality of our employee hotline to better enable reporting of compliance and ethics concerns and enhanced our process for handling reported incidents and ensuring appropriate corrective action. Furthermore, we completed environmental and health & safety audits that will help focus our mitigation efforts in these areas going forward.

•

As part of our ongoing efforts to maintain a talented workforce, we continued to focus on leveraging diversity and inclusion, designing the right organizational model to meet our business needs and ensuring we have the talent base necessary to lead our growing businesses. Tactically, we worked to expand the breadth and depth of our succession plans and reinforced our focus on managing our people through an increased emphasis on people development as part of our performance management process.

•

To manage our risks related to raw materials, we continued to reduce our input cost volatility across our total portfolio by employing various hedging strategies where appropriate and as market opportunities arose. We also continued to utilize our scale to achieve maximum value across our commodity portfolio and to ensure adequate supply. In addition, we have developed strategic global supplier solutions to help minimize volatility.

Market Risks

We are exposed to the market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange rates,

•	interest rates,

•	stock prices, and

•	discount rates affecting the measurement of our pension and retiree medical liabilities.

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. We do not use derivative instruments for trading or speculative purposes, and we limit our exposure to individual counterparties to manage credit risk. The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 10 for further discussion of these derivatives and our hedging policies. See “ Our Critical Accounting Policies” for a discussion of the exposure of our pension plan assets and pension and retiree medical liabilities to risks related to stock prices and discount rates.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “ Risk Factors” in Item 1A. for further discussion.

Commodity Prices

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $55 million at December 30, 2006 and $89 million at December 31, 2005. The open derivative contracts that qualify for hedge accounting resulted in net unrealized gains of less than $1 million at December 30, 2006 and $39 million at December 31, 2005. We estimate that a 10% decline in commodity prices would have reduced our unrealized gains on open contracts to $2 million of unrealized losses in 2006 and $35 million of unrealized gains in 2005.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $196 million at December 30, 2006 and $129 million at December 31, 2005. The open derivative contracts that do not qualify for hedge accounting resulted in net losses of $28 million in 2006 and $3 million in 2005. We estimate that a 10% decline in commodity prices would have increased our net losses on open contracts to $31 million in 2006 and $4 million in 2005.

We expect to be able to continue to reduce the impact of increases in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives.

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

Our operations outside of the U.S. generate approximately 40% of our net revenue, with Mexico, the United Kingdom and Canada comprising approximately 20% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2006, net favorable foreign currency, primarily due to appreciation in the Canadian dollar and Brazilian real, contributed almost 1 percentage point to net revenue growth. Currency declines which are not offset could adversely impact our future results.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We may enter into derivatives to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $1.0 billion at December 30, 2006 and $1.1 billion at December 31, 2005. The contracts that qualify for hedge accounting resulted in net unrealized losses of $6 million at December 30, 2006 and $9 million at December 31, 2005. We estimate that an unfavorable 10% change in the exchange rates would have resulted in unrealized losses of $86 million in 2006 and $81 million in 2005. The contracts not meeting the criteria for hedge accounting resulted in net losses of $10 million in 2006 and net gains of $14 million in 2005. All losses and gains were offset by changes in the underlying hedged items, resulting in no net impact on earnings.

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

Assuming year-end 2006 and 2005 variable rate debt and investment levels, a 1-percentage-point increase in interest rates would have decreased net interest expense by $10 million in 2006 and $8 million in 2005.

Stock Prices

A portion of our deferred compensation liability is tied to certain market indices and our stock price. We manage these market risks with mutual fund investments and prepaid forward contracts for the purchase of our stock. The combined gains or losses on these investments are substantially offset by changes in our deferred compensation liability.

OUR CRITICAL ACCOUNTING POLICIES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for pension plans, our critical accounting policies do not involve the choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented, and have discussed these policies with our Audit Committee.

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

Revenue Recognition

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the U.S., and generally within 30 to 90 days internationally, and may allow discounts for early payment. We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for warehouse-distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date products. Our bottlers have a similar replacement policy and are responsible for the products they distribute.

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

As discussed in “ Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $10.1 billion in 2006, $8.9 billion in 2005 and $7.8 billion in 2004. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate total annual sales incentives for most of our programs and record a pro rata share in proportion to revenue. Certain arrangements, such as fountain pouring rights, may extend beyond one year. The costs incurred to obtain incentive arrangements are recognized over no longer than the contract period as a reduction of revenue, and the remaining balances of $297 million at year-end 2006 and $321 million at year-end 2005 are included in current assets and other assets on our balance sheet.

We estimate and reserve for our bad debt exposure based on our experience with past due accounts. In 2005, our method of determining the reserves was conformed across our divisions in connection with our BPT initiative, as discussed above. Bad debt expense is classified within selling, general and administrative expenses in our income statement.

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

Perpetual brands and goodwill, including the goodwill that is part of our noncontrolled bottling investment balances, are not amortized. Perpetual brands and goodwill are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a division or business within a division. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

Amortizable brands are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in “ Risk Factors” in Item 1A.

We did not recognize any impairment charges for perpetual brands or goodwill in the years presented. As of December 30, 2006, we had $5.8 billion of perpetual brands and goodwill, of which approximately 65% related to Tropicana and Walkers.

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

In 2006, we recognized non-cash tax benefits of $602 million (the “2006 Tax Adjustments”), substantially all of which related to the Internal Revenue Service’s (IRS) examination of our consolidated income tax returns for the years 1998 through 2002. The IRS issued a Revenue Agent’s Report (RAR), and we are in agreement with their conclusion, except for one matter which we continue to dispute. The agreed adjustments relate to transfer pricing and various other transactions, including certain acquisitions, the public offering of PBG, as well as the restructuring of our international snack foods operations during that audit period.

Tax law requires items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income is not likely to support the use of a deduction or credit in that tax jurisdiction. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our financial statements.

The American Jobs Creation Act of 2004 (AJCA) created a one-time incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. In 2005, we repatriated approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. and recorded income tax expense of $460 million related to this repatriation. Other than the earnings repatriated, we intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. At December 30, 2006, we had approximately $10.8 billion of undistributed international earnings.

In 2006, our annual tax rate was 19.3% compared to 36.1% in 2005 as discussed in “Other Consolidated Results.” The tax rate in 2006 decreased 16.8 percentage points primarily reflecting the 2006 Tax Adjustments, the absence of the 2005 AJCA tax charge and the resolution of certain state income tax audits in the current year. In 2007, our annual tax rate is expected to be 27.7%, primarily reflecting the absence of the 2006 Tax Adjustments.

Stock-Based Compensation Expense

We believe that we will achieve our best results if our employees act and are rewarded as business owners. Therefore, we believe stock ownership and stock-based incentive awards are the best way to align the interests of employees with those of our shareholders. A majority of our employees participate in our stock-based compensation programs. Stock option grants are made at the current stock price, meaning each employee's exercise price is equivalent to our stock price on the date of grant. Employees must generally provide three additional years of service to earn the grant, referred to as the vesting period. Our options generally have a 10-year term, which means our employees would have up to seven years after the vesting period to elect to pay the exercise price to purchase one share of our stock for each option exercised.

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

We also continued, as we have since 1989, to grant an annual award of stock options to all eligible employees, based on job level or classification, under our broad-based stock option program, SharePower. SharePower awards generally have a 10-year term and vest over three years.

Method of Accounting

We account for our employee stock options, which include grants under our executive program and broad-based SharePower program, under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock grants have an exercise price equal to the fair market value of our common stock on the date of grant. The fair value of stock option grants is amortized to expense over the vesting period.

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

Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2006 was approximately 28% to FLNA, 19% to PBNA, 32% to PI, 4% to QFNA and 17% to corporate unallocated expenses. The expense allocated to our divisions excludes any impact of changes in our Black-Scholes assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

Our Assumptions

Our Black-Scholes model estimates the expected value our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and dividend yield. Our weighted-average fair value assumptions include:

	Estimated 2007	2006	2005	2004
Expected life	6 yrs.	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	5.7%	4.5%	3.8%	3.3%
Expected volatility	18%	18%	23%	26%
Expected dividend yield	1.9%	1.9%	1.8%	1.8%

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

2007 Estimated Expense and Sensitivity of Assumptions

Our stock-based compensation expense, including RSUs, is as follows:

	Estimated 2007	2006	2005
Stock-based compensation expense	$271	$270	$311

If we assumed a 100-basis-point change in the following assumptions, our estimated 2007 stock-based compensation expense would increase/(decrease) as follows:

	100-Basis-Point Increase	100-Basis-Point Decrease
Risk free interest rate	$6	$(6)
Expected volatility	$1	$(1)
Expected dividend yield	$(9)	$10

If the expected life were assumed to be one year longer, our estimated 2007 stock-based compensation expense would increase by $7 million. If the expected life were assumed to be one year shorter, our estimated 2007 stock-based compensation expense would decrease by $8 million. As noted, changing the assumed expected life impacts all of the Black-Scholes valuation assumptions as the risk free interest rate, expected volatility and expected dividend yield are estimated over the expected life.

Pension and Retiree Medical Plans

Our pension plans cover full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. and Canada retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts that vary based upon years of service, with retirees contributing the remainder of the cost.

On December 30, 2006, we adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires that we recognize the overfunded or underfunded status of our pension and retiree medical plans (our Plans) as an asset or liability on our December 30, 2006 balance sheet. Subsequent changes in the funded status will be recognized in comprehensive income in the year in which they occur. SFAS 158 also requires that, beginning in 2008, our assumptions used to measure our annual pension and retiree medical expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Currently, the assumptions used to measure our annual pension and retiree medical expenses are determined as of September 30 (measurement date) and all plan assets and liabilities are generally reported as of that date. In accordance with SFAS 158, prior year amounts have not been adjusted. For further information regarding the impact of our adoption of SFAS 158, see Note 7.

Our Assumptions

The determination of pension and retiree medical plan obligations and related expenses requires the use of assumptions to estimate the amount of the benefits that employees earn while working, as well as the present value of those benefits. Annual pension and retiree medical expense amounts are principally based on four components: 1) the value of benefits earned by employees for working during the year (service cost), 2) increase in the liability due to the passage of time (interest cost), and 3) other gains and losses as discussed below, reduced by 4) expected return on plan assets for our funded plans.

Significant assumptions used to measure our annual pension and retiree medical expenses include:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	certain employee-related factors, such as turnover, retirement age and mortality;

•	for pension expense, the expected return on assets in our funded plans and the rate of salary increases for plans where benefits are based on earnings; and

•	for retiree medical expense, health care cost trend rates.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and retiree medical benefit expenses and obligations.

At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. In the U.S., we use the Moody’s Aa Corporate Index yield and adjust for differences between the average duration of the bonds in this Index and the average duration of our benefit liabilities, based upon a published index.

The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. Our current investment allocation target for our U.S. plans is 60% in equity securities, with the balance in fixed income securities. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 9.3% from equity securities and 5.8% from fixed income securities. We use a market-related value method that recognizes each year’s asset gain or loss over a five-year period. Therefore, it takes five years for the gain or loss from any one year to be fully included in the other gains and losses calculation described below.

Other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of those employees expected to benefit, which is approximately 11 years for pension expense and approximately 13 years for retiree medical.

Weighted-average assumptions for pension and retiree medical expenses are as follows:

	2007	2006	2005
Pension
Expense discount rate	5.7%	5.6%	6.1%
Expected rate of return on plan assets	7.7%	7.7%	7.8%
Expected rate of salary increases	4.5%	4.4%	4.3%
Retiree medical
Expense discount rate	5.8%	5.7%	6.1%
Current health care cost trend rate	9.0%	10.0%	11.0%

Future Expense

The estimated changes in pension and retiree medical expense are as follows:

	Pension	Retiree Medical
2006 expense	$417	$127
Increase in discount rate	(15)	(2)
(Decrease)/Increase in experience loss amortization	(1)	1
Impact of contributions	(2)	—
Other	(3)	4

2007 estimated expense	$396	$130

Pension and retiree medical service costs, measured at a fixed discount rate but including the effect of demographic assumption changes, as well as the effects of gains and losses due to demographics, are reflected in division results for North American employees. Division results also include interest costs, measured at a fixed discount rate, for retiree medical plans. Interest costs for the pension plans, measured at a fixed discount rate, and the effect of changes in discount rates, gains and losses other than those due to demographics, pension asset returns and the impact of pension funding are all reflected in corporate unallocated expenses.

Based on our current assumptions, which reflect our prior experience, current plan provisions and expectations for future experience, we expect our pension expense to decrease slightly in 2008, declining to approximately $360 million by 2012 as unrealized losses are amortized. If our assumptions and our plan provisions for retiree medical costs remain unchanged and our experience mirrors these assumptions, we expect our annual retiree medical expense beyond 2007 to approximate $130 million.

Sensitivity of Assumptions

A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. The estimated impact of a 25-basis-point decrease in the discount rate on 2007 pension expense is an increase of approximately $37 million. The estimated impact on 2007 pension expense of a 25-basis-point decrease in the expected rate of return is an increase of approximately $16 million.

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

Our pension contributions for 2006 were $59 million, all of which were non-discretionary. In 2007, we expect to make contributions of up to $150 million with up to $75 million expected to be discretionary. Our cash payments for retiree medical are estimated to be approximately $85 million in 2007. As our retiree medical plans are not subject to regulatory funding requirements, we fund these plans on a pay-as-you-go basis. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect our adoption of FIN 48 to materially impact our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2006	2005
Net revenue
53rd week	—	$418
Operating profit
2006 restructuring and impairment charges	$(67)	—
53rd week	—	$75
2005 restructuring charges	—	$(83)
Net income
2006 restructuring and impairment charges	$(43)	—
2006 Tax Adjustments	$602	—
PepsiCo share of PBG tax settlement	$18	—
AJCA tax charge	—	$(460)
53rd week	—	$57
2005 restructuring charges	—	$(55)
Net income per common share – diluted
2006 restructuring and impairment charges	$(0.03)	—
2006 Tax Adjustments	$0.36	—
PepsiCo share of PBG tax settlement	$0.01	—
AJCA tax charge	—	$(0.27)
53rd week	—	$0.03
2005 restructuring charges	—	$(0.03)

For the items affecting our 2004 results, see Notes 3 and 5, as well as our 2005 Annual Report.

53rd week

In 2005, we had an additional week of results (53rd week). Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

2006 Restructuring and Impairment Charges

In 2006, we incurred a charge of $67 million in conjunction with consolidating the manufacturing network at FLNA by closing two plants in the U.S., and rationalizing other assets, to increase manufacturing productivity and supply chain efficiencies.

2005 Restructuring Charges

In 2005, we incurred restructuring charges of $83 million to reduce costs in our operations, principally through headcount reductions.

2006 Tax Adjustments

In 2006, we recognized non-cash tax benefits of $602 million, substantially all of which related to the IRS’s examination of our consolidated tax returns for the years 1998 through 2002.

PepsiCo Share of PBG Tax Settlement

In 2006, the IRS concluded its examination of PBG’s consolidated income tax returns for the years 1999 through 2000 (PBG’s Tax Settlement). Consequently, a non-cash benefit of $21 million was included in bottling equity income as part of recording our share of PBG’s financial results.

AJCA Tax Charge

In 2005, we repatriated approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. in connection with the AJCA and recorded income tax expense of $460 million related to this repatriation.

Results of Continuing Operations – Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Servings

Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.

In 2006, total servings increased 5.5% over the prior year, as servings for beverages worldwide grew over 6% and servings for snacks worldwide grew 5%. All of our divisions positively contributed to the total servings growth. In 2005, total servings increased 7% compared to 2004, as servings for beverages worldwide grew over 7% and servings for snacks worldwide grew 6%.

Net Revenue and Operating Profit

				Change
	2006	2005	2004	2006	2005
Total net revenue	$35,137	$32,562	$29,261	8%	11%

Operating profit
FLNA	$2,615	$2,529	$2,389	3%	6%
PBNA	2,055	2,037	1,911	1%	7%
PI	1,948	1,607	1,323	21%	21%
QFNA	554	537	475	3%	13%
Corporate unallocated	(733)	(788)	(689)	(7)%	14%
Restructuring and impairment charges	—	—	(150)

Total operating profit	$6,439	$5,922	$5,259	9%	13%

Total operating profit margin	18.3%	18.2%	18.0%	0.1	0.2

2006

Net revenue increased 8% primarily reflecting higher volume and positive effective net pricing across all divisions. The volume gains and the effective net pricing each contributed 3 percentage points to net revenue growth. Acquisitions contributed 1 percentage point and foreign exchange contributed almost 1 percentage point to net revenue growth. The absence of the prior year’s additional week reduced net revenue by over 1 percentage point and reduced volume growth by almost 1 percentage point.

Total operating profit increased 9% and margin increased 0.1 percentage points. The operating profit gains reflect the net revenue growth, partially offset by the impact of higher raw material and energy costs across all divisions. The absence of the prior year’s additional week reduced operating profit growth by over 1 percentage point.

2005

Net revenue increased 11% reflecting, across all divisions, increased volume, favorable effective net pricing and net favorable foreign currency movements. The volume gains contributed 6 percentage points, the effective net pricing contributed 3 percentage points and the net favorable foreign currency movements contributed over 1 percentage point. The 53rd week contributed over 1 percentage point to revenue growth and almost 1 percentage point to volume growth.

Total operating profit increased 13% and margin increased 0.2 percentage points. The operating profit gains primarily reflect leverage from the revenue growth, partially offset by higher selling and distribution (S&D) expenses and increased cost of sales, largely due to higher raw materials, energy and S&D labor costs, as well as higher advertising and marketing expenses. Total operating profit margin also benefited from a favorable comparison to prior year restructuring and impairment charges. The additional week in 2005 contributed over 1 percentage point to total operating profit growth.

Corporate Unallocated Expenses

Corporate unallocated expenses include the costs of our corporate headquarters, centrally-managed initiatives, such as our BPT initiative in North America, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, and certain commodity derivative gains and losses, as well as profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates and certain other items.

In 2006, corporate unallocated expenses decreased $55 million primarily reflecting the absence of a non-recurring charge of $55 million in the prior year to conform our method of accounting across all divisions, primarily for warehouse and freight costs. Higher costs associated with our BPT initiative of $35 million, as well as the unfavorable comparison to the prior year’s $25 million gain in connection with the settlement of a class action lawsuit related to our purchases of high fructose corn syrup from 1991 to 1995, were offset by the favorable impact of certain other corporate items.

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

Other Consolidated Results

				Change
	2006	2005	2004	2006	2005
Bottling equity income	$616	$557	$380	11%	46%
Interest expense, net	$(66)	$(97)	$(93)	(33)%	4%
Annual tax rate	19.3%	36.1%	24.7%
Net income – continuing operations	$5,642	$4,078	$4,174	38%	(2)%
Net income per common share – continuing operations – diluted	$3.34	$2.39	$2.41	40%	(1)%

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates as described in “ Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis. We continue to sell shares of PBG stock to reduce our ownership to the level at the time of PBG’s initial public offering, since our ownership has increased as a result of PBG’s share repurchase program. We sold 10.0 million and 7.5 million shares of PBG stock in 2006 and 2005, respectively. The resulting lower ownership percentage reduces the equity income from PBG that we recognize.

2006

Bottling equity income increased 11% primarily reflecting a $186 million pre-tax gain on our sale of PBG stock, which compared favorably to a $126 million pre-tax gain in the prior year. The non-cash gain of $21 million from our share of PBG’s Tax Settlement was fully offset by lower equity income from our anchor bottlers in the current year, primarily resulting from the impact of their respective adoptions of SFAS 123R in 2006.

Net interest expense decreased 33% primarily reflecting higher average rates on our investments and lower debt balances, partially offset by lower investment balances and the impact of higher average rates on our borrowings.

The tax rate decreased 16.8 percentage points compared to prior year primarily reflecting the 2006 Tax Adjustments, the absence of the 2005 AJCA tax charge and the resolution of certain state income tax audits in the current year.

Net income increased 38% and the related net income per share increased 40%. These increases primarily reflect the 2006 Tax Settlement, the absence of the AJCA tax charge and our solid operating profit growth.

2005

Bottling equity income increased 46% reflecting $126 million of pre-tax gains on our sales of PBG stock, as well as stronger bottler results.

Net interest expense increased 4% reflecting the impact of higher debt levels, substantially offset by higher investment rates and cash balances.

The tax rate increased 11.4 percentage points reflecting the $460 million AJCA tax charge, as well as the absence of income tax benefits of $266 million recorded in 2004 related to a reduction in foreign tax accruals following the resolution of certain open tax items with foreign tax authorities and a refund claim related to prior U.S. tax settlements. This increase was partially offset by increased international profit which is taxed at a lower rate.

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

	FLNA	PBNA		PI		QFNA	Total
Net Revenue, 2006	$10,844	$9,565		$12,959		$1,769	$35,137
Net Revenue, 2005	$10,322	$9,146		$11,376		$1,718	$32,562

% Impact of:
Volume	1%	3	%(a)	6	%(a)	1%	3%
Effective net pricing	3	1		4		2	3
Foreign exchange	0.5	—		1		1	1
Acquisitions/divestitures	0.5	—		3		—	1

% Change(b)	5%	5%		14%		3%	8%

	FLNA	PBNA		PI		QFNA	Total
Net Revenue, 2005	$10,322	$9,146		$11,376		$1,718	$32,562
Net Revenue, 2004	$9,560	$8,313		$9,862		$1,526	$29,261

% Impact of:
Volume	4.5%	4	%(a)	8	%(a)	9%	6%
Effective net pricing	3	5		2.5		3	3
Foreign exchange	0.5	—		3		1	1
Acquisitions/divestitures	—	—		2		—	0.5

% Change(b)	8%	10%		15%		13%	11%

(a)	For beverages sold to our bottlers, volume growth is based on our concentrate shipments and equivalents.
(b)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2006	2005	2004	2006	2005
Net revenue	$10,844	$10,322	$9,560	5	8
Operating profit	$2,615	$2,529	$2,389	3	6

2006

Net revenue grew 5% reflecting volume growth of 1% and positive effective net pricing due to salty snack pricing actions and favorable mix. Pound volume grew primarily due to double-digit growth in SunChips, Multipack and Quaker Rice Cakes. These volume gains were partially offset by low-single-digit declines in trademark Lay’s and Doritos. Overall, salty snacks revenue grew 5% with volume growth of 1%, and other macro snacks revenue grew 9% with volume growth of 6%. The Stacy’s Pita Chip Company acquisition contributed approximately 0.5 percentage points to both revenue and volume growth. The absence of the prior year’s additional week reduced volume and net revenue growth by 2 percentage points.

Operating profit grew 3% reflecting the net revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and energy. Operating profit was also negatively impacted by almost 3 percentage points as a result of a fourth quarter charge for the consolidation of the manufacturing network, including the closure of two plants and rationalization of other manufacturing assets. The absence of the prior year’s additional week, which reduced operating profit growth by 2 percentage points, was largely offset by the impact of restructuring charges in the prior year to reduce costs in our operations, principally through headcount reductions.

Smart Spot eligible products represented approximately 15% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had low-single-digit revenue growth.

2005

Net revenue grew 8% reflecting volume growth of 4.5% and positive effective net pricing driven by salty snack pricing actions and favorable mix on both salty and convenience foods products. Pound volume grew primarily due to mid-single-digit growth in trademark Lay’s potato chips, high-single-digit growth in salty trademark Tostitos, double-digit growth in Santitas, mid-single-digit growth in trademark Cheetos, high-single-digit growth in Dips and Fritos, and double-digit growth in SunChips. These gains were partially offset by the discontinuance of Toastables and Doritos Rollitos. Overall, salty snacks revenue grew 8% with volume growth of 5%, and other macro snacks revenue grew 13% with volume growth of 1%. Other macro snacks products revenue benefited from favorable mix. The additional week contributed 2 percentage points to volume and net revenue growth.

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

Smart Spot eligible products represented approximately 13% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio had high-single-digit revenue growth.

PepsiCo Beverages North America

				% Change
	2006	2005	2004	2006	2005
Net revenue	$9,565	$9,146	$8,313	5	10
Operating profit	$2,055	$2,037	$1,911	1	7

2006

Bottler case sales (BCS) volume grew 4%. The volume increase was driven by a 14% increase in non-carbonated beverages, partially offset by a 2% decline in CSDs. The non-carbonated portfolio performance was driven by double-digit growth in trademark Aquafina, Gatorade, Lipton ready-to-drink teas, Tropicana juice drinks and Propel. Tropicana Pure Premium experienced a low-single-digit decline in volume. The decline in CSDs reflects a low-single-digit decline in trademark Pepsi, partially offset by a mid-single-digit increase in trademark Sierra Mist and a low-single-digit increase in trademark Mountain Dew. Across the brands, regular CSDs experienced a low-single-digit decline and diet CSDs declined slightly. The additional week in 2005 had no significant impact on volume growth as bottler volume is reported based on a calendar month.

Net revenue grew 5%. Positive mix contributed to the revenue growth, reflecting the strength of non-carbonated beverages. Price increases taken in 2006, primarily on concentrate, Tropicana Pure Premium and fountain, were offset by overall higher trade spending. The absence of the prior year’s additional week reduced net revenue growth by 1 percentage point.

Operating profit increased 1% primarily reflecting the net revenue growth and lower advertising and marketing expenses. Higher raw material costs, primarily oranges, increased supply chain costs in Gatorade and higher energy costs substantially offset the operating profit increase. Total marketplace spending for the year increased, reflecting a shift from advertising and marketing spending to trade spending. Additionally, the impact of more-favorable settlements of trade spending accruals in 2005 was mostly offset by a favorable insurance settlement of $29 million in 2006. The absence of the prior year’s additional week, which reduced operating profit growth by 1 percentage point, was fully offset by the impact of charges taken in the fourth quarter of 2005 to reduce costs in our operations, principally through headcount reductions.

Smart Spot eligible products represented over 70% of net revenue. These products experienced high-single-digit revenue growth, while the balance of the portfolio declined in the low-single-digit range.

2005

Net revenue grew 10% and BCS volume grew 4%. The volume increase was driven by a 16% increase in non-carbonated beverages, partially offset by a 1% decline in CSDs. Within non-carbonated beverages, Gatorade, trademark Aquafina, Tropicana juice drinks, Propel and SoBe all experienced double-digit growth. Above average summer temperatures across the country, as well as the launch of new products such as Aquafina FlavorSplash and Gatorade Lemonade earlier in the year, drove Gatorade and trademark Aquafina growth. Tropicana Pure Premium experienced a low-single-digit decline resulting from price increases taken in the first quarter. The decline in CSDs reflects low-single-digit declines in trademark Pepsi and trademark Mountain Dew, slightly offset by low-single-digit growth in Sierra Mist. Across the brands, a low-single-digit decline in regular CSDs was partially offset by low-single-digit growth in diet CSDs. The additional week in 2005 had no significant impact on volume growth as bottler volume is reported based on a calendar month.

Net revenue also benefited from 5 percentage points of favorable effective net pricing, reflecting the continued migration from CSDs to non-carbonated beverages and price increases taken in the first quarter, primarily on concentrate and Tropicana Pure Premium, partially offset by increased trade spending in 2005. The additional week in 2005 contributed 1 percentage point to net revenue growth.

Operating profit increased nearly 7%, primarily reflecting net revenue growth. This increase was partially offset by higher raw material, energy and transportation costs, as well as increased advertising and marketing expenses. The additional week in 2005 contributed 1 percentage point to operating profit growth and was fully offset by a 1-percentage-point decline related to charges taken in 2005 to reduce costs in our operations, principally through headcount reductions.

Smart Spot eligible products represented almost 70% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio grew in the low-single-digit range.

PepsiCo International

				% Change
	2006	2005	2004	2006	2005
Net revenue	$12,959	$11,376	$9,862	14	15
Operating profit	$1,948	$1,607	$1,323	21	21

2006

International snacks volume grew 9%, reflecting double-digit growth in Russia, Turkey, Egypt and India, and single-digit growth at Sabritas in Mexico. Overall, the Europe, Middle East & Africa region grew 17%, the Latin America region grew 2.5% and the Asia Pacific region grew 12%. Acquisitions of two businesses in Europe in 2006 increased the Europe, Middle East & Africa region volume growth by nearly 6 percentage points. The acquisition of a business in Australia increased the Asia Pacific region volume growth by 1 percentage point. In aggregate, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate. The absence of the prior year’s additional week reduced the growth rate by 1 percentage point.

Beverage volume grew 9%, reflecting broad-based increases led by double-digit growth in the Middle East, China, Argentina, Russia and Venezuela. The Europe, Middle East & Africa region grew 11%, the Asia Pacific region grew 9% and the Latin America region grew 7%. Acquisitions contributed 1 percentage point to the Europe, Middle East & Africa region volume growth rate and contributed slightly to the reported total PepsiCo International beverage volume growth rate. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 14%, primarily as a result of the broad-based volume growth and favorable effective net pricing. The net impact of acquisitions and divestitures contributed nearly 3 percentage points to net revenue growth. Foreign currency contributed 1 percentage point of growth. The absence of the prior year’s additional week reduced net revenue growth by 1 percentage point.

Operating profit grew 21%, driven primarily by the net revenue growth, partially offset by increased raw material and energy costs. The net impact of acquisitions and divestitures had no impact on the growth rate. Foreign currency contributed 1 percentage point of growth. The absence of the prior year’s additional week, which reduced the operating profit growth rate by 1 percentage point, was fully offset by the impact of charges taken in 2005 to reduce costs in our operations and rationalize capacity.

2005

International snacks volume grew 7%, reflecting growth of 11% in the Europe, Middle East & Africa region, 5% in the Latin America region and 6% in the Asia Pacific region. Acquisition and divestiture activity, principally the divestiture in 2004 of our interest in a

South Korea joint venture, reduced Asia Pacific region volume by 11 percentage points. The acquisition of a business in Romania late in 2004 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. Cumulatively, our divestiture and acquisition activities did not impact the reported total PepsiCo International snack volume growth rate. The overall gains reflected mid-single-digit growth at Sabritas in Mexico, double-digit growth in India, Turkey, Russia, Australia and China, partially offset by a low-single-digit decline at Walkers in the United Kingdom. The decline at Walkers is due principally to marketplace pressures. The additional week contributed 1 percentage point to international snack volume growth.

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

Operating profit grew 21% driven largely by the broad-based volume growth and favorable effective net pricing, partially offset by increased energy and raw material costs. Foreign currency contributed 4 percentage points of growth based on the favorable Mexican peso and Brazilian real. The net favorable impact from acquisition and divestiture activity, primarily the acquisition of General Mills’ minority interest in Snack Ventures Europe in the first quarter of 2005, contributed 2 percentage points of growth. The additional week contributed 1 percentage point to operating profit growth which was fully offset by a 1-percentage-point decline in operating profit growth related to fourth quarter charges to reduce costs in our operations and rationalize capacity.

Quaker Foods North America

				% Change
	2006	2005	2004	2006	2005
Net revenue	$1,769	$1,718	$1,526	3	13
Operating profit	$554	$537	$475	3	13

2006

Net revenue grew 3% and volume increased 1%. The volume increase reflects mid-single-digit growth in Oatmeal, high-single-digit growth in Life cereal and low-single-digit growth in Cap’n Crunch cereal. These increases were partially offset by a low-single-digit decline in Aunt Jemima syrup and mix and a mid-single-digit decline in Rice-A-Roni. Net revenue growth was also driven by favorable effective net pricing, which contributed almost 2 percentage points to net revenue growth, and favorable Canadian foreign exchange rates which contributed almost 1 percentage point. The absence of the prior year’s additional week reduced both net revenue and volume growth by approximately 2 percentage points.

Operating profit increased 3% primarily reflecting the net revenue growth. Increased cost of sales, primarily driven by higher raw material and energy costs, were largely offset by lower advertising and marketing expenses. The absence of the prior year’s additional week reduced operating profit growth by approximately 2 points.

Smart Spot eligible products represented approximately 55% of net revenue and had mid-single-digit net revenue growth. The balance of the portfolio experienced a low-single-digit decline. The absence of the prior year’s additional week negatively impacted these results.

2005

Net revenue increased 13% and volume increased 9%. The volume increase reflects double-digit growth in Oatmeal, Aunt Jemima syrup and mix, Rice-A-Roni and Pasta Roni, as well as high-single-digit growth in Cap’n Crunch cereal and mid-single-digit growth in Life cereal. Higher effective net pricing contributed nearly 3 percentage points of growth reflecting favorable product mix, the settlement of prior year trade spending accruals and price increases on ready-to-eat cereals taken in the third quarter of 2004. Favorable Canadian exchange rates contributed nearly 1 percentage point to net revenue growth. The additional week in 2005 contributed approximately 2 percentage points to both net revenue and volume growth.

Operating profit increased 13% reflecting the net revenue growth. This growth was partially offset by higher advertising and marketing costs behind programs for core brands and innovation, as well as an unfavorable cost of sales comparison primarily due to higher energy and raw material costs in the latter part of 2005. The additional week in 2005 contributed approximately 2 percentage points to operating profit growth.

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

Operating Activities

In 2006, our operations provided $6.1 billion of cash compared to $5.9 billion in the prior year. The increase primarily reflects our solid business results. Our operating cash flow in 2006 also reflects increased net tax payments over the prior year of $897 million, which included $420 million related to our repatriation of international cash in 2005 in connection with the AJCA, substantially offset by reductions in pension plan contributions over the prior year of $744 million.

Investing Activities

In 2006, we used $194 million for our investing activities. Capital spending of $2.1 billion and acquisitions of $522 million were mostly offset by net sales of short-term investments of $2.0 billion and proceeds from our sale of PBG stock of $318 million. The increase in capital spending over the prior year primarily reflects increased investments at PI and in our North American Gatorade business, as well as increased support behind our ongoing BPT initiative. In 2005, we used $3.5 billion, primarily reflecting capital spending of $1.7 billion, acquisitions of $1.1 billion, primarily the $750 million acquisition of General Mills’ minority interest in Snack Ventures Europe, and net purchases of short-term investments of $1.0 billion. These amounts were partially offset by the proceeds from our sale of PBG stock of $214 million.

In the first quarter of 2007, we completed our acquisition of Naked Juice Company which was funded with existing domestic cash. This acquisition will be included in the first quarter of 2007 as an investing activity in our Condensed Consolidated Statement of Cash Flows.

We anticipate net capital spending of approximately $2.6 billion in 2007, which is expected to be within our net capital spending target of approximately 5% to 7% of net revenue in each of the next few years. Planned capital spending in 2007 includes increased investments at PI, particularly in the developing and emerging markets, and additional investments in manufacturing capacity to support our North American Gatorade business as well as other non-carbonated beverage businesses. New capital projects are evaluated on a case-by-case basis and must meet certain payback and internal rate of return targets.

Financing Activities

In 2006, we used $6.0 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $3.0 billion and dividend payments of $1.9 billion. Net repayments of short-term borrowings of $2.3 billion were partially offset by stock option proceeds of $1.2 billion. In 2005, we used $1.9 billion for our financing activities, primarily reflecting share repurchases of $3.0 billion and dividend payments of $1.6 billion, partially offset by net proceeds from short-term borrowings of $1.8 billion and stock option proceeds of $1.1 billion.

On May 3, 2006, our Board of Directors authorized and publicly announced our new $8.5 billion repurchase program, which expires on June 30, 2009. Since inception of the new program, we have repurchased $1.1 billion of shares, leaving $7.4 billion of remaining authorization. We have historically repurchased significantly more shares each year than we have issued under our stock-based compensation plans, with average net annual repurchases of 1.4% of outstanding shares for the last five years. We target an annual dividend payout of approximately 45% of prior year’s net income from continuing operations. Annually, we review our capital structure with our Board, including our dividend policy and share repurchase activity.

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

	2006	2005	2004
Net cash provided by operating activities	$6,084	$5,852	$5,054
Capital spending	(2,068)	(1,736)	(1,387)
Sales of property, plant and equipment	49	88	38

Management operating cash flow	$4,065	$4,204	$3,705

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

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. At year-end 2006, we believe it is remote that these guarantees would require any cash payment. We do not enter into off-balance-sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities. See Note 9 for a description of our off-balance-sheet arrangements.

OUR FINANCIAL RESULTS

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

(in millions except per share amounts)	2006	2005	2004
Net Revenue	$35,137	$32,562	$29,261
Cost of sales	15,762	14,176	12,674
Selling, general and administrative expenses	12,774	12,314	11,031
Amortization of intangible assets	162	150	147
Restructuring and impairment charges sts	—	—	150

Operating Profit	6,439	5,922	5,259
Bottling equity income	616	557	380
Interest expense	(239)	(256)	(167)
Interest income	173	159	74

Income from Continuing Operations before Income Taxes	6,989	6,382	5,546
Provision for Income Taxes	1,347	2,304	1,372

Income from Continuing Operations	5,642	4,078	4,174
Tax Benefit from Discontinued Operations	—	—	38

Net Income	$5,642	$4,078	$4,212

Net Income per Common Share – Basic
Continuing operations	$3.42	$2.43	$2.45
Discontinued operations	—	—	0.02

Total	$3.42	$2.43	$2.47

Net Income per Common Share – Diluted
Continuing operations	$3.34	$2.39	$2.41
Discontinued operations	—	—	0.02

Total	$3.34	$2.39	$2.44	*

*	Based on unrounded amounts.

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

(in millions)	2006	2005	2004
Operating Activities
Net income	$5,642	$4,078	$4,212
Depreciation and amortization	1,406	1,308	1,264
Stock-based compensation expense	270	311	368
Excess tax benefits from share-based payment arrangements	(134)	—	—
Restructuring and impairment charges	—	—	150
Cash payments for merger-related costs and restructuring charges	—	(22)	(92)
Tax benefit from discontinued operations	—	—	(38)
Pension and retiree medical plan contributions	(131)	(877)	(534)
Pension and retiree medical plan expenses	544	464	395
Bottling equity income, net of dividends	(479)	(411)	(297)
Deferred income taxes and other tax charges and credits	(510)	440	(203)
Other non-cash charges and credits, net	32	145	166
Change in accounts and notes receivable	(330)	(272)	(130)
Change in inventories	(186)	(132)	(100)
Change in prepaid expenses and other current assets	(37)	(56)	(31)
Change in accounts payable and other current liabilities	223	188	216
Change in income taxes payable	(295)	609	(268)
Other, net	69	79	(24)

Net Cash Provided by Operating Activities	6,084	5,852	5,054

Investing Activities
Snack Ventures Europe (SVE) minority interest acquisition	—	(750)	—
Capital spending	(2,068)	(1,736)	(1,387)
Sales of property, plant and equipment	49	88	38
Investment in finance assets	(25)	—	—
Other acquisitions and investments in noncontrolled affiliates	(522)	(345)	(64)
Cash proceeds from sale of PBG stock	318	214	—
Divestitures	37	3	52
Short-term investments, by original maturity
More than three months – purchases	(29)	(83)	(44)
More than three months – maturities	25	84	38
Three months or less, net	2,021	(992)	(963)

Net Cash Used for Investing Activities	(194)	(3,517)	(2,330)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

(in millions)	2006	2005	2004
Financing Activities
Proceeds from issuances of long-term debt	$51	$25	$504
Payments of long-term debt	(157)	(177)	(512)
Short-term borrowings, by original maturity
More than three months – proceeds	185	332	153
More than three months – payments	(358)	(85)	(160)
Three months or less, net	(2,168)	1,601	1,119
Cash dividends paid	(1,854)	(1,642)	(1,329)
Share repurchases – common	(3,000)	(3,012)	(3,028)
Share repurchases – preferred	(10)	(19)	(27)
Proceeds from exercises of stock options	1,194	1,099	965
Excess tax benefits from share-based payment arrangements	134	—	—

Net Cash Used for Financing Activities	(5,983)	(1,878)	(2,315)

Effect of exchange rate changes on cash and cash equivalents	28	(21)	51

Net (Decrease)/Increase in Cash and Cash Equivalents	(65)	436	460
Cash and Cash Equivalents, Beginning of Year	1,716	1,280	820

Cash and Cash Equivalents, End of Year	$1,651	$1,716	$1,280

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 30, 2006 and December 31, 2005

(in millions except per share amounts)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1,651	$1,716
Short-term investments	1,171	3,166
Accounts and notes receivable, net	3,725	3,261
Inventories	1,926	1,693
Prepaid expenses and other current assets	657	618

Total Current Assets	9,130	10,454
Property, Plant and Equipment, net	9,687	8,681
Amortizable Intangible Assets, net	637	530
Goodwill	4,594	4,088
Other nonamortizable intangible assets	1,212	1,086

Nonamortizable Intangible Assets	5,806	5,174
Investments in Noncontrolled Affiliates	3,690	3,485
Other Assets	980	3,403

Total Assets	$29,930	$31,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term obligations	$274	$2,889
Accounts payable and other current liabilities	6,496	5,971
Income taxes payable	90	546

Total Current Liabilities	6,860	9,406
Long-Term Debt Obligations	2,550	2,313
Other Liabilities	4,624	4,323
Deferred Income Taxes	528	1,434

Total Liabilities	14,562	17,476
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(120)	(110)
Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (issued 1,782 shares)	30	30
Capital in excess of par value	584	614
Retained earnings	24,837	21,116
Accumulated other comprehensive loss	(2,246)	(1,053)

	23,205	20,707
Less: repurchased common stock, at cost (144 and 126 shares, respectively)	(7,758)	(6,387)

Total Common Shareholders’ Equity	15,447	14,320

Total Liabilities and Shareholders’ Equity	$29,930	$31,727

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Shareholders’ Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

	2006		2005		2004
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	1,782	$30	1,782	$30	1,782	$30

Capital in Excess of Par Value
Balance, beginning of year		614		618		548
Stock-based compensation expense		270		311		368
Stock option exercises(a)		(300)		(315)		(298)

Balance, end of year		584		614		618

Retained Earnings
Balance, beginning of year		21,116		18,730		15,961
Net income		5,642		4,078		4,212
Cash dividends declared – common		(1,912)		(1,684)		(1,438)
Cash dividends declared – preferred		(1)		(3)		(3)
Cash dividends declared – RSUs		(8)		(5)		(2)

Balance, end of year		24,837		21,116		18,730

Accumulated Other Comprehensive Loss
Balance, beginning of year		(1,053)		(886)		(1,267)
Currency translation adjustment		465		(251)		401
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(18)		54		(16)
Reclassification of (gains)/losses to net income		(5)		(8)		9
Unamortized pension and retiree medical, net of tax		(1,782)		—		—
Minimum pension liability adjustment, net of tax		138		16		(19)
Unrealized gain on securities, net of tax		9		24		6
Other		—		(2)		—

Balance, end of year		(2,246)		(1,053)		(886)

Repurchased Common Stock
Balance, beginning of year	(126)	(6,387)	(103)	(4,920)	(77)	(3,376)
Share repurchases	(49)	(3,000)	(54)	(2,995)	(58)	(2,994)
Stock option exercises	31	1,619	31	1,523	32	1,434
Other	—	10	—	5	—	16

Balance, end of year	(144)	(7,758)	(126)	(6,387)	(103)	(4,920)

Total Common Shareholders’ Equity		$15,447		$14,320		$13,572

		2006		2005		2004
Comprehensive Income
Net income		$5,642		$4,078		$4,212
Currency translation adjustment		465		(251)		401
Cash flow hedges, net of tax		(23)		46		(7)
Minimum pension liability adjustment, net of tax		5		16		(19)
Unrealized gain on securities, net of tax		9		24		6
Other		—		(2)		—

Total Comprehensive Income		$6,098		$3,911		$4,593

(a) Includes total tax benefits of $130 million in 2006, $125 million in 2005 and $183 million in 2004.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our economic ownership interest. We do not control these other affiliates, as our ownership in these other affiliates is generally less than 50%. Our share of the net income of noncontrolled bottling affiliates is reported in our income statement as bottling equity income. Bottling equity income also includes any changes in our ownership interests of these affiliates. Bottling equity income includes $186 million and $126 million of pre-tax gains on our sales of PBG stock in 2006 and 2005, respectively. See Note 8 for additional information on our significant noncontrolled bottling affiliates. Intercompany balances and transactions are eliminated. In 2005, we had an additional week of results (53rd week). Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

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

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, stock-based compensation, pension and retiree medical accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for perpetual brands, goodwill and other long-lived assets. Actual results could differ from these estimates.

See “Our Divisions” below and for additional unaudited information on items affecting the comparability of our consolidated results, see “ Items Affecting Comparability” in Management’s Discussion and Analysis.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2006 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods through our North American and international business divisions. Our North American divisions include the United States and Canada. The accounting policies for the divisions are the same as those described in Note 2, except for certain allocation methodologies for stock-based compensation expense and pension and retiree medical expenses, as described in the unaudited information in “ Our Critical Accounting Policies.” Additionally, beginning in the fourth quarter of 2005, we began centrally managing commodity derivatives on behalf of our divisions. Certain of the commodity derivatives, primarily those related to the purchase of energy for use by our divisions, do not qualify for hedge accounting treatment. These derivatives hedge underlying commodity price risk and were not entered into for speculative purposes. Such derivatives are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, division results reflect the contract purchase price of the energy or other commodities.

Division results are based on how our President and Chief Executive Officer assesses the performance of and reallocates resources to our divisions. Division results exclude certain Corporate-initiated restructuring and impairment charges. For additional unaudited information on our divisions, see “ Our Operations” in Management’s Discussion and Analysis.

	2006	2005	2004	2006	2005	2004
	Net Revenue			Operating Profit
FLNA	$10,844	$10,322	$9,560	$2,615	$2,529	$2,389
PBNA	9,565	9,146	8,313	2,055	2,037	1,911
PI	12,959	11,376	9,862	1,948	1,607	1,323
QFNA	1,769	1,718	1,526	554	537	475

Total division	35,137	32,562	29,261	7,172	6,710	6,098
Corporate	—	—	—	(733)	(788)	(689)

	35,137	32,562	29,261	6,439	5,922	5,409
Restructuring and impairment charges	—	—	—	—	—	(150)

Total	$35,137	$32,562	$29,261	$6,439	$5,922	$5,259

Corporate

Corporate includes costs of our corporate headquarters, centrally-managed initiatives, such as our BPT initiative in North America, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, and certain commodity derivative gains and losses, as well as profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates and certain other items.

Restructuring and Impairment Charges – See Note 3.

Other Division Information

	2006	2005	2004	2006	2005	2004
	Total Assets			Capital Spending
FLNA	$5,969	$5,948	$5,476	$499	$512	$469
PBNA	6,567	6,316	6,048	492	320	265
PI	11,274	9,983	8,921	835	667	537
QFNA	1,003	989	978	31	31	33

Total division	24,813	23,236	21,423	1,857	1,530	1,304
Corporate (a)	1,739	5,331	3,569	211	206	83
Investments in bottling affiliates	3,378	3,160	2,995	—	—	—

	$29,930	$31,727	$27,987	$2,068	$1,736	$1,387

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, and property, plant and equipment.

	2006	2005	2004	2006	2005	2004
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$9	$3	$3	$432	$419	$420
PBNA	77	76	75	282	264	258
PI	76	71	68	478	420	382
QFNA	—	—	1	33	34	36

Total division	162	150	147	1,225	1,137	1,096
Corporate	—	—	—	19	21	21

	$162	$150	$147	$1,244	$1,158	$1,117

	2006	2005	2004	2006	2005	2004
	Net Revenue(a)			Long-Lived Assets(b)
U.S.	$20,788	$19,937	$18,329	$11,515	$10,723	$10,212
Mexico	3,228	3,095	2,724	996	902	878
United Kingdom	1,839	1,821	1,692	1,995	1,715	1,896
Canada	1,702	1,509	1,309	589	582	548
All other countries	7,580	6,200	5,207	4,725	3,948	3,339

	$35,137	$32,562	$29,261	$19,820	$17,870	$16,873

(a)	Represents net revenue from businesses operating in these countries.

(b)

Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets, and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for warehouse-distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis. We are exposed to concentration of credit risk by our customers, Wal-Mart and PBG. In 2006, Wal-Mart represented approximately 9% of our total net revenue, including concentrate sales to our bottlers which are used in finished goods sold by them to Wal-Mart; and PBG represented approximately 10%. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives and discounts through various programs to our customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $10.1 billion in 2006, $8.9 billion in 2005 and $7.8 billion in 2004. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, extend beyond one year. Costs incurred to obtain these arrangements are recognized over no longer than the contract period and the remaining balances of $297 million at December 30, 2006 and $321 million at December 31, 2005 are included in current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Other marketplace spending includes the costs of advertising and other marketing activities and is reported as selling, general and administrative expenses. Advertising expenses were $1.7 billion in 2006, $1.8 billion in 2005 and $1.7 billion in 2004. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,

•	promotional materials in inventory, and

•	production costs of future media advertising.

Deferred advertising costs of $171 million and $202 million at year-end 2006 and 2005, respectively, are classified as prepaid expenses on our balance sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $4.6 billion in 2006, $4.1 billion in 2005 and $3.9 billion in 2004.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less which we do not intend to rollover beyond three months.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to seven years. Net capitalized software and development costs were $537 million at December 30, 2006 and $327 million at December 31, 2005.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Research and development costs were $344 million in 2006 and $340 million in 2005 and are reported as selling, general and administrative expenses.

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

Recent Accounting Pronouncements

As further discussed in Note 6, we adopted SFAS 123R on January 1, 2006.

As further discussed in Note 7, we adopted SFAS 158 on December 30, 2006.

In September 2006, the SEC issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect our adoption of FIN 48 to materially impact our financial statements.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Note 3 – Restructuring and Impairment Charges

2006 Restructuring and Impairment Charges

In 2006, we incurred a charge of $67 million ($43 million after-tax or $0.03 per share) in conjunction with consolidating the manufacturing network at FLNA by closing two plants in the U.S., and rationalizing other assets, to increase manufacturing productivity and supply chain efficiencies. The charge was comprised of $43 million of asset impairments, $14 million of severance and other employee costs and $10 million of other costs. Employee-related costs primarily reflect the termination costs for approximately 380 employees. We expect all of the cash payments related to this charge to be paid by the end of 2007.

2005 Restructuring Charges

In 2005, we incurred a charge of $83 million ($55 million after-tax or $0.03 per share) in conjunction with actions taken to reduce costs in our operations, principally through headcount reductions. Of this charge, $34 million related to FLNA, $21 million to PBNA, $16 million to PI and $12 million to Corporate. Most of this charge related to the termination of approximately 700 employees. As of December 30, 2006, all terminations had occurred and substantially no accrual remains.

2004 Restructuring and Impairment Charges

In 2004, we incurred a charge of $150 million ($96 million after-tax or $0.06 per share) in conjunction with the consolidation of FLNA’s manufacturing network as part of its ongoing productivity program. Of this charge, $93 million related to asset impairments, primarily reflecting the closure of four U.S. plants. Production from these plants was redeployed to other FLNA facilities in the U.S. The remaining $57 million included employee-related costs of $29 million, contract termination costs of $8 million and other exit costs of $20 million. Employee-related costs primarily reflect the termination costs for approximately 700 employees. As of December 30, 2006, all terminations had occurred and substantially no accrual remains.

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life		2006	2005	2004
Property, plant and equipment, net
Land and improvements	10 – 30	yrs.	$756	$685
Buildings and improvements	20 – 44		4,095	3,736
Machinery and equipment, including fleet and software	5 – 15		12,768	11,658
Construction in progress			1,439	1,066

			19,058	17,145
Accumulated depreciation			(9,371)	(8,464)

			$9,687	$8,681

Depreciation expense			$1,182	$1,103	$1,062

Amortizable intangible assets, net
Brands	5 – 40		$1,288	$1,054
Other identifiable intangibles	3 – 15		290	257

			1,578	1,311
Accumulated amortization			(941)	(781)

			$637	$530

Amortization expense			$162	$150	$147

Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on average 2006 foreign exchange rates, is expected to be $49 million in 2007, $49 million in 2008, $47 million in 2009, $46 million in 2010 and $44 million in 2011.

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

Nonamortizable Intangible Assets

Perpetual brands and goodwill are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a division or business within a division. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill. No impairment charges resulted from the required impairment evaluations. The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2005	Acquisitions	Translation and Other	Balance, End of 2005	Acquisitions	Translation and Other	Balance, End of 2006
Frito-Lay North America
Goodwill	$138	$—	$7	$145	$139	$—	$284

PepsiCo Beverages North America
Goodwill	2,161	—	3	2,164	39	—	2,203
Brands	59	—	—	59	—	—	59

	2,220	—	3	2,223	39	—	2,262

PepsiCo International
Goodwill	1,435	278	(109)	1,604	183	145	1,932
Brands	869	263	(106)	1,026	–	127	1,153

	2,304	541	(215)	2,630	183	272	3,085

Quaker Foods North America
Goodwill	175	—	—	175	—	—	175

Corporate
Pension intangible	5	—	(4)	1	—	(1)	—

Total goodwill	3,909	278	(99)	4,088	361	145	4,594
Total brands	928	263	(106)	1,085	—	127	1,212
Total pension intangible	5	—	(4)	1	—	(1)	—

	$4,842	$541	$(209)	$5,174	$361	$271	$5,806

Note 5 — Income Taxes

	2006	2005	2004
Income before income taxes – continuing operations
U.S.	$3,844	$3,175	$2,946
Foreign	3,145	3,207	2,600

	$6,989	$6,382	$5,546

Provision for income taxes – continuing operations
Current: U.S. Federal	$776	$1,638	$1,030
Foreign	569	426	256
State	56	118	69

	1,401	2,182	1,355

Deferred: U.S. Federal	(31)	137	11
Foreign	(16)	(26)	5
State	(7)	11	1

	(54)	122	17

	$1,347	$2,304	$1,372

Tax rate reconciliation – continuing operations
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	0.5	1.4	0.8
Taxes on AJCA repatriation	—	7.0	—
Lower taxes on foreign results	(6.5)	(6.5)	(5.4)
Settlement of prior years’ audit	—	—	(4.8)
2006 Tax Adjustments	(8.6)	—	—
Other, net	(1.1)	(0.8)	(0.9)

Annual tax rate	19.3%	36.1%	24.7%

Deferred tax liabilities
Investments in noncontrolled affiliates	$1,103	$993
Property, plant and equipment	784	772
Pension benefits	—	863
Intangible assets other than nondeductible goodwill	169	135
Zero coupon notes	27	35
Other	221	169

Gross deferred tax liabilities	2,304	2,967

Deferred tax assets
Net carryforwards	667	608
Stock-based compensation	443	426
Retiree medical benefits	541	400
Other employee-related benefits	342	342
Pension benefits	38	—
Other	592	520

Gross deferred tax assets	2,623	2,296
Valuation allowances	(624)	(532)

Deferred tax assets, net	1,999	1,764

Net deferred tax liabilities	$305	$1,203

	2006	2005	2004
Deferred taxes included within:
Assets:
Prepaid expenses and other current assets	$223	$231
Liabilities:
Deferred income taxes	$528	$1,434

Analysis of valuation allowances
Balance, beginning of year	$532	$564	$438
Provision/(benefit)	71	(28)	118
Other additions/(deductions)	21	(4)	8

Balance, end of year	$624	$532	$564

For additional unaudited information on our income tax policies, including our reserves for income taxes, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Carryforwards, Credits and Allowances

Operating loss carryforwards totaling $6.1 billion at year-end 2006 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2007, $5.0 billion between 2008 and 2026 and $0.9 billion may be carried forward indefinitely. In addition, certain tax credits generated in prior periods of approximately $33.9 million are available to reduce certain foreign tax liabilities through 2011. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

Undistributed International Earnings

The AJCA created a one-time incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. In 2005, we repatriated approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. and recorded income tax expense of $460 million related to this repatriation. Other than the earnings repatriated, we intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. At December 30, 2006, we had approximately $10.8 billion of undistributed international earnings.

Reserves

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In 2006, we recognized non-cash tax benefits of $602 million, substantially all of which related to the IRS’s examination of our consolidated income tax returns for the years 1998 through 2002. The IRS issued a Revenue Agent’s Report (RAR), and we are in agreement with their conclusion, except for one matter which we continue to dispute. The agreed adjustments relate to transfer pricing and various other transactions, including certain acquisitions, the public offering of PBG, as well as the restructuring of our international snack foods operations during that audit period. During 2004, we recognized $266 million of tax benefits related to the favorable resolution of certain previously open tax issues. In addition, in 2004, we recognized a tax benefit of $38 million upon agreement with the IRS on a previously open issue related to our discontinued restaurant operations.

The IRS has initiated their audits of our tax returns for the years 2003 through 2005. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution. Our tax reserves, covering all federal, state and foreign jurisdictions, are presented on our balance sheet within other liabilities (see Note 14), except for any amounts relating to items we expect to pay in the coming year which are included in current income taxes payable. For further unaudited information on the impact of the resolution of open tax issues, see “ Other Consolidated Results.”

As further discussed in Note 2, we will adopt FIN 48 as of the beginning of our 2007 fiscal year.

Note 6 — Stock-Based Compensation

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. A majority of our employees participate in our stock-based compensation programs. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our Board. Stock options and RSUs are granted to employees under the shareholder-approved 2003 Long-Term Incentive Plan (LTIP), our only active stock-based plan. Stock-based compensation expense was $270 million in 2006, $311 million in 2005 and $368 million in 2004. Related income tax benefits recognized in earnings were $80 million in 2006, $87 million in 2005 and $103 million in 2004. Stock-based compensation cost capitalized in connection with our BPT initiative was $3 million in 2006, $4 million in 2005 and none in 2004. At year-end 2006, 36 million shares were available for future stock-based compensation grants. For additional unaudited information on our stock-based compensation program, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Method of Accounting and Our Assumptions

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

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2006	2005	2004
Expected life	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	4.5%	3.8%	3.3%
Expected volatility	18%	23%	26%
Expected dividend yield	1.9%	1.8%	1.8%

A summary of our stock-based compensation activity for the year ended December 30, 2006 is presented below:

Our Stock Option Activity

	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at January 1, 2006	150,149	$42.03
Granted	12,519	57.72
Exercised	(31,056)	38.61
Forfeited/expired	(3,863)	49.06

Outstanding at December 30, 2006	127,749	$44.24	5.46	$2,339,562

Exercisable at December 30, 2006	91,381	$41.02	4.42	$1,967,843

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity

	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at January 1, 2006	5,669	$50.70
Granted	2,992	58.22
Converted	(183)	50.00
Forfeited/expired	(593)	53.17

Outstanding at December 30, 2006	7,885	$53.38	1.38	$493,201

(a)	RSUs are in thousands.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Other Stock-Based Compensation Data

	2006	2005	2004
Stock Options
Weighted-average fair value of options granted	$12.81	$13.45	$12.04
Total intrinsic value of options exercised(a)	$686,242	$632,603	$667,001

RSUs
Total number of RSUs granted(a)	2,992	3,097	3,077
Weighted-average intrinsic value of RSUs granted	$58.22	$53.83	$47.28
Total intrinsic value of RSUs converted(a)	$10,934	$4,974	$914

(a)	In thousands.

At December 30, 2006, there was $301 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.5 years.

Note 7 — Pension, Retiree Medical and Savings Plans

Our pension plans cover full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. and Canada retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts, which vary based upon years of service, with retirees contributing the remainder of the costs. We use a September 30 measurement date and all plan assets and liabilities are generally reported as of that date.

Other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of those expected to benefit, which is approximately 11 years for pension expense and approximately 13 years for retiree medical.

On December 30, 2006, we adopted SFAS 158 which requires that we recognize the overfunded or underfunded status of our Plans as an asset or liability on our December 30, 2006 balance sheet. Subsequent changes in the funded status will be recognized through comprehensive income in the year in which they occur. SFAS 158 also requires that, beginning in 2008, our assumptions used to measure our annual pension and retiree medical expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. In accordance with SFAS 158, prior year amounts have not been adjusted.

The following illustrates the incremental effect of applying SFAS 158 on individual line items on our balance sheet as of December 30, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other nonamortizable intangible assets	$1,229	$(17)	$1,212
Other assets	$2,979	$(1,999)	$980
Total assets	$31,946	$(2,016)	$29,930
Accounts payable and other current liabilities	$6,475	$21	$6,496
Other liabilities	$4,127	$497	$4,624
Deferred income taxes	$1,419	$(891)	$528
Total liabilities	$14,935	$(373)	$14,562
Accumulated other comprehensive loss	$603	$1,643	$2,246
Total common shareholders’ equity	$17,090	$(1,643)	$15,447

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	2006	2005	2006	2005	2006	2005
	U.S.		International
Change in projected benefit liability
Liability at beginning of year	$5,771	$4,968	$1,263	$952	$1,312	$1,319
Service cost	245	213	52	32	46	40
Interest cost	319	296	68	55	72	78
Plan amendments	11	—	8	3	—	(8)
Participant contributions	—	—	12	10	—	—
Experience (gain)/loss	(163)	517	20	203	(34)	(45)
Benefit payments	(233)	(241)	(38)	(28)	(75)	(74)
Settlement/curtailment loss	(7)	—	(6)	—	—	—
Special termination benefits	4	21	—	—	1	2
Foreign currency adjustment	—	—	126	(68)	—	—
Other	—	(3)	6	104	48	—

Liability at end of year	$5,947	$5,771	$1,511	$1,263	$1,370	$1,312

	Pension				Retiree Medical
	2006	2005	2006	2005	2006	2005
	U.S.		International
Change in fair value of plan assets
Fair value at beginning of year	$5,086	$4,152	$1,099	$838	$—	$—
Actual return on plan assets	513	477	112	142	—	—
Employer contributions/funding	19	699	30	104	75	74
Participant contributions	—	—	12	10	—	—
Benefit payments	(233)	(241)	(38)	(28)	(75)	(74)
Settlement/curtailment loss	(7)	—	—	—	—	—
Foreign currency adjustment	—	—	116	(61)	—	—
Other	—	(1)	(1)	94	—	—

Fair value at end of year	$5,378	$5,086	$1,330	$1,099	$—	$—

Reconciliation of funded status
Funded status	$(569)	$(685)	$(181)	$(164)	$(1,370)	$(1,312)
Adjustment for fourth quarter contributions	6	5	13	4	16	19
Unrecognized prior service cost/(credit)	—	5	—	17	—	(113)
Unrecognized experience loss	—	2,288	—	474	—	402

Net amount recognized	$(563)	$1,613	$(168)	$331	$(1,354)	$(1,004)

Amounts recognized
Other assets	$185	$2,068	$6	$367	$—	$—
Intangible assets	—	—	—	1	—	—
Other current liabilities	(19)	—	(2)	—	(84)	—
Other liabilities	(729)	(479)	(172)	(41)	(1,270)	(1,004)
Minimum pension liability	—	24	—	4	—	—

Net amount recognized	$(563)	$1,613	$(168)	$331	$(1,354)	$(1,004)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss	$1,836	$—	$475	$—	$364	$—
Prior service cost/(credit)	13	—	24	—	(101)	—
Minimum pension liability	—	24	—	4	—	—

Total	$1,849	$24	$499	$4	$263	$—

Components of the (decrease)/increase in net loss
Change in discount rate	$(123)	$365	$2	$194	$(30)	$61
Employee-related assumption changes	(45)	57	6	2	—	—
Liability-related experience different from assumptions	5	95	6	7	(4)	(54)
Actual asset return different from expected return	(122)	(133)	(30)	(73)	—	—
Amortization of losses	(164)	(106)	(29)	(15)	(21)	(26)
Other, including foreign currency adjustments and 2003 Medicare Act	(3)	(3)	46	(22)	17	(52)

Total	$(452)	$(275)	$1	$93	$(38)	$(71)

Liability at end of year for service to date	$4,998	$4,783	$1,239	$1,047

Components of benefit expense are as follows:

	Pension						Retiree Medical
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	U.S.			International
Components of benefit expense
Service cost	$245	$213	$193	$52	$32	$27	$46	$40	$38
Interest cost	319	296	271	68	55	47	72	78	72
Expected return on plan assets	(391)	(344)	(325)	(81)	(69)	(65)	—	—	—
Amortization of prior service cost/(credit)	3	3	6	2	1	1	(13)	(11)	(8)
Amortization of net loss	164	106	81	29	15	9	21	26	19

	340	274	226	70	34	19	126	133	121
Settlement/curtailment loss	3	—	4	—	—	1	—	—	—
Special termination benefits	4	21	19	—	—	1	1	2	4

Total	$347	$295	$249	$70	$34	$21	$127	$135	$125

The estimated amounts to be amortized from accumulated other comprehensive loss into benefit expense in 2007 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$136	$29	$18
Prior service cost/(credit)	5	3	(13)

Total	$141	$32	$5

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	U.S.			International
Weighted average assumptions
Liability discount rate	5.8%	5.7%	6.1%	5.2%	5.1%	6.1%	5.8%	5.7%	6.1%
Expense discount rate	5.7%	6.1%	6.1%	5.1%	6.1%	6.1%	5.7%	6.1%	6.1%
Expected return on plan assets	7.8%	7.8%	7.8%	7.3%	8.0%	8.0%	—	—	—
Rate of salary increases	4.5%	4.4%	4.5%	3.9%	4.1%	3.9%	—	—	—

The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	2006	2005	2006	2005	2006	2005
	U.S.		International
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(387)	$(374)	$(286)	$(65)
Fair value of plan assets	$1	$8	$237	$33

Selected information for plans with benefit liability in excess of plan assets
Benefit liability	$(754)	$(2,690)	$(1,387)	$(1,158)	$(1,370)	$(1,312)
Fair value of plan assets	$1	$1,758	$1,200	$985	—	—

Of the total projected pension benefit liability at year-end 2006, $701 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments and Funding

Our estimated future benefit payments are as follows:

	2007	2008	2009	2010	2011	2012-16
Pension	$265	$285	$310	$345	$375	$2,490
Retiree medical*	$90	$95	$100	$100	$105	$595

*

Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the Medicare Act. Subsidies are expected to be approximately $5 million for each of the years from 2007 through 2011 and approximately $40 million for 2012 through 2016.

These future benefits to beneficiaries include payments from both funded and unfunded pension plans.

In 2007, we expect to make pension contributions of up to $150 million with up to $75 million expected to be discretionary. Our cash payments for retiree medical are estimated to be approximately $85 million in 2007.

Pension Assets

The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. We use a market-related value method that recognizes each year’s asset gain or loss over a five-year period. Therefore, it takes five years for the gain or loss from any one year to be fully included in the value of pension plan assets that is used to calculate the expected return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they are due. Our investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve our long-term return expectation. Our investment policy also permits the use of derivative instruments to enhance the overall return of the portfolio. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 9.3% from equity securities and 5.8% from fixed income securities. Our target allocation and actual pension plan asset allocations for the plan years 2006 and 2005 are as follows:

	Target Allocation	Actual Allocation
Asset Category		2006	2005
Equity securities	60%	61%	60%
Debt securities	40%	39%	39%
Other, primarily cash	—	—	1%

Total	100%	100%	100%

Pension assets include 5.5 million shares of PepsiCo common stock with a market value of $358 million in 2006, and 5.5 million shares with a market value of $311 million in 2005. Our investment policy limits the investment in PepsiCo stock at the time of investment to 10% of the fair value of plan assets.

Retiree Medical Cost Trend Rates

An average increase of 9% in the cost of covered retiree medical benefits is assumed for 2007. This average increase is then projected to decline gradually to 5% in 2011 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2006 service and interest cost components	$4	$(3)
2006 benefit liability	$42	$(36)

Savings Plan

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to help employees accumulate additional savings for retirement. We make matching contributions on a portion of eligible pay based on years of service. In 2006 and 2005, our matching contributions were $56 million and $52 million, respectively.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 8 — Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are PBG and PAS. Approximately 10% of our total net revenue in 2006, 2005 and 2004 reflects sales to PBG.

The Pepsi Bottling Group

In addition to approximately 38% and 41% of PBG’s outstanding common stock that we own at year-end 2006 and 2005, respectively, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. This gives us economic ownership of approximately 43% and 45% of PBG’s combined operations at year-end 2006 and 2005, respectively. Bottling equity income includes $186 million and $126 million of pre-tax gains on our sales of PBG stock in 2006 and 2005, respectively.

PBG’s summarized financial information is as follows:

	2006	2005	2004
Current assets	$2,749	$2,412
Noncurrent assets	9,178	9,112

Total assets	$11,927	$11,524

Current liabilities	$2,051	$2,598
Noncurrent liabilities	7,252	6,387
Minority interest	540	496

Total liabilities	$9,843	$9,481

Our investment	$1,842	$1,738

Net revenue	$12,730	$11,885	$10,906
Gross profit	$5,920	$5,632	$5,250
Operating profit	$1,017	$1,023	$976
Net income	$522	$466	$457

Our investment in PBG, which includes the related goodwill, was $500 million and $400 million higher than our ownership interest in their net assets at year-end 2006 and 2005, respectively. Based upon the quoted closing price of PBG shares at year-end 2006 and 2005, the calculated market value of our shares in PBG, excluding our investment in Bottling Group, LLC, exceeded our investment balance by approximately $1.4 billion and $1.5 billion, respectively.

PepsiAmericas

At year-end 2006 and 2005, we owned approximately 44% and 43% of PepsiAmericas, respectively, and their summarized financial information is as follows:

	2006	2005	2004
Current assets	$675	$598
Noncurrent assets	3,532	3,456

Total assets	$4,207	$4,054

Current liabilities	$694	$722
Noncurrent liabilities	1,909	1,763

Total liabilities	$2,603	$2,485

Our investment	$1,028	$968

Net revenue	$3,972	$3,726	$3,345
Gross profit	$1,608	$1,562	$1,423
Operating profit	$356	$393	$340
Net income	$158	$195	$182

Our investment in PAS, which includes the related goodwill, was $316 million and $292 million higher than our ownership interest in their net assets at year-end 2006 and 2005, respectively. Based upon the quoted closing price of PAS shares at year-end 2006 and 2005, the calculated market value of our shares in PepsiAmericas exceeded our investment balance by approximately $173 million and $364 million, respectively.

In January 2005, PAS acquired a regional bottler, Central Investment Corporation. The table above includes the results of Central Investment Corporation from the transaction date forward.

Related Party Transactions

Our significant related party transactions involve our noncontrolled bottling affiliates. We sell concentrate to these affiliates, which they use in the production of CSDs and non-carbonated beverages. We also sell certain finished goods to these affiliates and we receive royalties for the use of our trademarks for certain products. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “ Our Customers” in Management’s Discussion and Analysis. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2006	2005	2004
Net revenue	$4,837	$4,633	$4,170
Selling, general and administrative expenses	$87	$143	$114
Accounts and notes receivable	$175	$178
Accounts payable and other current liabilities	$62	$117

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

Note 9 — Debt Obligations and Commitments

	2006	2005
Short-term debt obligations
Current maturities of long-term debt	$605	$143
Commercial paper (5.3% and 3.3%)	792	3,140
Other borrowings (7.3% and 7.4%)	377	356
Amounts reclassified to long-term debt	(1,500)	(750)

	$274	$2,889

Long-term debt obligations
Short-term borrowings, reclassified	$1,500	$750
Notes due 2007-2026 (6.0% and 5.4%)	1,148	1,161
Zero coupon notes, $425 million due 2007-2012 (13.4%)	299	312
Other, due 2007-2016 (6.1% and 6.3%)	208	233

	$3,155	2,456
Less: current maturities of long-term debt obligations	(605)	(143)

	$2,550	$2,313

The interest rates in the above table reflect weighted-average rates at year-end.

In the second quarter of 2006, we entered into a new unsecured revolving credit agreement which enables us to borrow up to $1.5 billion subject to customary terms and conditions. Funds borrowed under this agreement may be used for general corporate purposes, including supporting our outstanding commercial paper issuances. The agreement terminates in May 2011 and replaces our previous $2.1 billion of credit facilities. As of December 30, 2006, we have reclassified $1.5 billion of short-term debt to long-term based on our intent and ability to refinance on a long-term basis.

In addition, $394 million of our debt related to borrowings from various lines of credit maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are fully committed to the extent of our borrowings.

In the third quarter of 2006, we entered into a U.S. $2.5 billion euro medium term note program. Under the program, we may issue unsecured notes under mutually agreed upon terms with the purchasers of the notes. Proceeds from any issuance of notes may be used for general corporate purposes, except as otherwise specified in the related prospectus. As of December 30, 2006, we have no outstanding notes under the program.

Interest Rate Swaps

We entered into interest rate swaps in 2004 to effectively convert the interest rate of a specific debt issuance from a fixed rate of 3.2% to a variable rate. The variable weighted-average interest rate that we pay is linked to LIBOR and is subject to change. The notional amount of the interest rate swaps outstanding at December 30, 2006 and December 31, 2005 was $500 million. The terms of the interest rate swaps match the terms of the debt they modify. The swaps mature in May 2007.

At December 30, 2006, approximately 63% of total debt, after the impact of the related interest rate swaps, was exposed to variable interest rates, compared to 78% at December 31, 2005. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Cross Currency Interest Rate Swaps

In 2004, we entered into a cross currency interest rate swap to hedge the currency exposure on U.S. dollar denominated debt of $50 million held by a foreign affiliate. The terms of this swap match the terms of the debt it modifies. The swap matures in 2008. The unrealized gain related to this swap was less than $1 million at December 30, 2006 and December 31, 2005, resulting in a U.S. dollar liability of $50 million. We have also entered into cross currency interest rate swaps to hedge the currency exposure on U.S. dollar denominated intercompany debt of $95 million at December 30, 2006 and $125 million at December 31, 2005. The terms of the swaps match the terms of the debt they modify. The swaps mature in 2007. The net unrealized loss related to these swaps was less than $1 million at December 30, 2006 and the net unrealized gain related to these swaps was $5 million at December 31, 2005.

Long-Term Contractual Commitments

	Payments Due by Period
	Total	2007	2008 – 2009	2010 – 2011	2012 and beyond
Long-term debt obligations(a)	$1,050	$–	$583	$125	$342
Interest on debt obligations(b)	295	50	57	43	145
Operating leases	922	231	302	176	213
Purchasing commitments	5,205	1,357	2,216	871	761
Marketing commitments	1,199	287	453	332	127
Other commitments	279	229	43	5	2

	$8,950	$2,154	$3,654	$1,552	$1,590

(a)	Excludes current maturities of long-term debt of $605 million which are classified within current liabilities, as well as short-term borrowings reclassified as long-term debt of $1,500 million.

(b)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 30, 2006.

The above table reflects non-cancelable commitments as of December 30, 2006 based on year-end foreign exchange rates.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges and orange juice, cooking oil and packaging materials. Non-cancelable marketing commitments primarily are for sports marketing. Bottler funding is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. See Note 7 regarding our pension and retiree medical obligations and discussion below regarding our commitments to noncontrolled bottling affiliates and former restaurant operations.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to our bottlers, noncontrolled affiliates or third parties. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. In connection with these transactions, we have guaranteed $2.3 billion of Bottling Group, LLC’s long-term debt through 2012 and $23 million of YUM! Brands, Inc.’s (YUM) outstanding obligations, primarily property leases, through 2020. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. Our guarantees of certain obligations ensured YUM’s continued use of certain properties. These guarantees would require our cash payment if YUM failed to perform under these lease obligations.

See “ Our Liquidity and Capital Resources” in Management’s Discussion and Analysis for further unaudited information on our borrowings.

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

We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in our income statement. We do not use derivative instruments for trading or speculative purposes, and we limit our exposure to individual counterparties to manage credit risk.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than two years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. However, such commodity cash flow hedges have not had any significant ineffectiveness for all periods presented. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $1 million related to cash flow hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risks that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Foreign Exchange

Our operations outside of the U.S. generate approximately 40% of our net revenue, with Mexico, the United Kingdom and Canada comprising approximately 20% of our net revenue.  As a result, we are exposed to foreign currency risks from unforeseen economic changes and political unrest. On occasion, we enter into hedges, primarily forward contracts with terms of no more than two years, to reduce the effect of foreign exchange rates. Ineffectiveness of these hedges has not been material.

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

Fair Value

All derivative instruments are recognized on our balance sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices. Book and fair values of our derivative and financial instruments are as follows:

	2006		2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and cash equivalents(a)	$1,651	$1,651	$1,716	$1,716
Short-term investments(b)	$1,171	$1,171	$3,166	$3,166
Forward exchange contracts(c)	$8	$8	$19	$19
Commodity contracts(d)	$2	$2	$41	$41
Prepaid forward contracts(e)	$73	$73	$107	$107
Cross currency interest rate swaps(f)	$1	$1	$6	$6
Liabilities
Forward exchange contracts(c)	$24	$24	$15	$15
Commodity contracts(d)	$29	$29	$3	$3
Debt obligations	$2,824	$2,955	$5,202	$5,378
Interest rate swaps(g)	$4	$4	$9	$9

The above items are included on our balance sheet under the captions noted or as indicated below. In addition, derivatives qualify for hedge accounting unless otherwise noted below.

(a)	Book value approximates fair value due to the short maturity.

(b)

Principally short-term time deposits and includes $145 million at December 30, 2006 and $124 million at December 31, 2005 of mutual fund investments used to manage a portion of market risk arising from our deferred compensation liability.

(c)

The 2006 liability includes $10 million related to derivatives that do not qualify for hedge accounting and the 2005 asset includes $14 million related to derivatives that do not qualify for hedge accounting. Assets are reported within current assets and other assets and liabilities are reported within current liabilities and other liabilities.

(d)

The 2006 liability includes $28 million related to derivatives that do not qualify for hedge accounting. The 2005 asset includes $2 million related to derivatives that do not qualify for hedge accounting and the liability relates entirely to derivatives that do not qualify for hedge accounting. Assets are reported within current assets and other assets and liabilities are reported within current liabilities and other liabilities.

(e)	Included in current assets and other assets.

(f)	Asset included within other assets.

(g)	Reported in other liabilities.

This table excludes guarantees, including our guarantee of $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $35 million at December 30, 2006 and $47 million at December 31, 2005 based on a third-party estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 — Net Income per Common Share from Continuing Operations

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 0.1 million shares in 2006, 3.0 million shares in 2005 and 7.0 million shares in 2004 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $65.24 in 2006, $53.77 in 2005 and $52.88 in 2004.

The computations of basic and diluted net income per common share from continuing operations are as follows:

	2006		2005		2004
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income	$5,642		$4,078		$4,174
Preferred shares:
Dividends	(2)		(2)		(3)
Redemption premium	(9)		(16)		(22)

Net income available for common shareholders	$5,631	1,649	$4,060	1,669	$4,149	1,696

Basic net income per common share	$3.42		$2.43		$2.45

Net income available for common shareholders	$5,631	1,649	$4,060	1,669	$4,149	1,696
Dilutive securities:
Stock options and RSUs	—	36	—	35	—	31
ESOP convertible preferred stock	11	2	18	2	24	2

Diluted	$5,642	1,687	$4,078	1,706	$4,173	1,729

Diluted net income per common share	$3.34		$2.39		$2.41

(a)	Weighted-average common shares outstanding.

Note 12 — Preferred and Common Stock

As of December 30, 2006 and December 31, 2005, there were 3.6 billion shares of common stock and 3 million shares of convertible preferred stock authorized. The preferred stock was issued only for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2006 and 2005, there were 803,953 preferred shares issued and 320,853 and 354,853 shares outstanding, respectively. The outstanding preferred shares had a fair value of $100 million as of December 30, 2006 and $104 million as of December 31, 2005. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. There were 17 million shares of common stock held in the accounts of ESOP participants as of December 30, 2006 and December 31, 2005. Quaker made the final award to its ESOP plan in June 2001.

	2006		2005			2004
	Shares	Amount	Shares	Amount		Shares	Amount
Preferred stock	0.8	$41	0.8	$41		0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.5	$110	0.4	$90		0.3	$63
Redemptions	—	10	0.1	19		0.1	27

Balance, end of year	0.5	$120	0.5	$110	*	0.4	$90

*	Does not sum due to rounding.

Note 13 — Accumulated Other Comprehensive Loss

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive income/(loss) was $456 million in 2006, $(167) million in 2005 and $381 million in 2004. The accumulated balances for each component of other comprehensive loss were as follows:

	2006	2005	2004
Currency translation adjustment	$(506)	$(971)	$(720)
Cash flow hedges, net of tax(a)	4	27	(19)
Unamortized pension and retiree medical, net of tax(b)	(1,782)	–	–
Minimum pension liability adjustment(c)	–	(138)	(154)
Unrealized gain on securities, net of tax	40	31	7
Other	(2)	(2)	–

Accumulated other comprehensive loss	$(2,246)	$(1,053)	$(886)

(a)	Includes $3 million gain in 2006, no impact in 2005 and $6 million gain in 2004 for our share of our equity investees’ accumulated derivative activity.

(b)	Net of taxes of $964 million in 2006.

(c)	Net of taxes of $72 million in 2005 and $77 million in 2004. Also includes $120 million in 2005 and $121 million in 2004 for our share of our equity investees’ minimum pension liability adjustments.

Note 14 — Supplemental Financial Information

	2006	2005	2004
Accounts receivable
Trade receivables	$3,147	$2,718
Other receivables	642	618

	3,789	3,336

Allowance, beginning of year	75	97	$105
Net amounts charged/(credited) to expense	10	(1)	18
Deductions (a)	(27)	(22)	(25)
Other (b)	6	1	(1)

Allowance, end of year	64	75	$97

Net receivables	$3,725	$3,261

Inventories (c)
Raw materials	$860	$738
Work-in-process	140	112
Finished goods	926	843

	$1,926	$1,693

(a)    Includes accounts written off.

(b)    Includes currency translation effects and other adjustments.

(c)    Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 19% in 2006 and 17% in 2005 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

	2006	2005
Other assets
Non-current notes and accounts receivable	$149	$186
Deferred marketplace spending	232	281
Unallocated purchase price for recent acquisitions	196	256
Pension plans	197	2,440
Other	206	240

	$980	$3,403

Accounts payable and other current liabilities
Accounts payable	$2,102	$1,799
Accrued marketplace spending	1,444	1,383
Accrued compensation and benefits	1,143	1,062
Dividends payable	492	431
Other current liabilities	1,315	1,296

	$6,496	$5,971

Other liabilities
Reserves for income taxes	$1,435	$1,884
Other	3,189	2,439

	$4,624	$4,323

	2006	2005	2004
Other supplemental information
Rent expense	$291	$228	$245
Interest paid	$215	$213	$137
Income taxes paid, net of refunds	$2,155	$1,258	$1,833
Acquisitions(a)
Fair value of assets acquired	$678	$1,089	$78
Cash paid and debt issued	(522)	(1,096)	(64)
SVE minority interest eliminated	—	216	—

Liabilities assumed	$156	$209	$14

(a)

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

Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our General

Auditor, and with our General Counsel. We also have a senior compliance officer to lead and coordinate our compliance policies and practices.

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

/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and Controller

/S/ RICHARD GOODMAN
Richard Goodman
Chief Financial Officer

/S/ INDRA K. NOOYI
Indra K. Nooyi
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005 and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for each of the years in the three-year period ended December 30, 2006. We have also audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that PepsiCo, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of PepsiCo, Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, management’s assessment that PepsiCo, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Furthermore, in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO.

As discussed in Note 7 to the consolidated financial statements, PepsiCo, Inc. and Subsidiaries adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132(R),” as of December 30, 2006.

/s/ KPMG LLP

New York, New York

February 16, 2007

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2006	$7,205	$8,599	$8,950	$10,383
2005	$6,585	$7,697	$8,184	$10,096
Gross profit
2006	$4,026	$4,790	$4,920	$5,639
2005	$3,715	$4,383	$4,669	$5,619
2006 restructuring and impairment charges (a)
2006	—	—	—	$67
2005 restructuring charges (a)
2005	—	—	—	$83
2006 Tax Adjustments (b)
2006	—	—	—	$(602)
AJCA tax charge (c)
2005	—	—	$468	$(8)
Net income
2006	$1,019	$1,358	$1,481	$1,784
2005	$912	$1,194	$864	$1,108
Net income per common share – basic
2006	$0.61	$0.82	$0.90	$1.09
2005	$0.54	$0.71	$0.52	$0.66
Net income per common share – diluted
2006	$0.60	$0.80	$0.88	$1.06
2005	$0.53	$0.70	$0.51	$0.65
Cash dividends declared per common share
2006	$0.26	$0.30	$0.30	$0.30
2005	$0.23	$0.26	$0.26	$0.26
2006 stock price per share (d)
High	$60.55	$61.19	$65.99	$65.99
Low	$56.00	$56.51	$58.65	$61.15
Close	$59.34	$59.70	$64.73	$62.55
2005 stock price per share (d)
High	$55.71	$57.20	$56.73	$60.34
Low	$51.34	$51.78	$52.07	$53.55
Close	$52.62	$55.52	$54.65	$59.08

The first, second, and third quarters consist of 12 weeks and the fourth quarter consists of 16 weeks in 2006 and 17 weeks in 2005.

(a)

The 2006 restructuring and impairment charges were $67 million ($43 million or $0.03 per share after-tax). The 2005 restructuring charges were $83 million ($55 million or $0.03 per share after-tax). See Note 3.

(b)	Represents non-cash tax benefits in connection with the 2006 Tax Adjustments. See Note 5.

(c)	Represents income tax expense associated with our repatriation of earnings in connection with the AJCA. See Note 5.

(d)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five–Year Summary

	2006	2005	2004
Net revenue	$35,137	$32,562	$29,261
Income from continuing operations	$5,642	$4,078	$4,174
Net income	$5,642	$4,078	$4,212
Income per common share – basic, continuing operations	$3.42	$2.43	$2.45
Income per common share – diluted, continuing operations	$3.34	$2.39	$2.41
Cash dividends declared per common share	$1.16	$1.01	$0.85
Total assets	$29,930	$31,727	$27,987
Long-term debt	$2,550	$2,313	$2,397
Return on invested capital(a)	30.4%	22.7%	27.4%

	2003	2002
Net revenue	$26,971	$25,112
Net income	$3,568	$3,000
Income per common share – basic	$2.07	$1.69
Income per common share – diluted	$2.05	$1.68
Cash dividends declared per common share	$0.63	$0.595
Total assets	$25,327	$23,474
Long-term debt	$1,702	$2,187
Return on invested capital(a)	27.5%	25.7%

(a)

Return on invested capital is defined as adjusted net income divided by the sum of average shareholders’ equity and average total debt. Adjusted net income is defined as net income plus net interest expense after-tax. Net interest expense after-tax was $72 million in 2006, $62 million in 2005, $60 million in 2004, $72 million in 2003 and $93 million in 2002.

•	Includes restructuring and impairment charges of:

	2006	2005	2004	2003
Pre-tax	$67	$83	$150	$147
After-tax	$43	$55	$96	$100
Per share	$0.03	$0.03	$0.06	$0.06

•	Includes Quaker merger-related costs of:

	2003	2002
Pre-tax	$59	$224
After-tax	$42	$190
Per share	$0.02	$0.11

•

In 2006, we recognized non-cash tax benefits of $602 million ($0.36 per share) in connection with the 2006 Tax Adjustments. In 2005, we recorded income tax expense of $460 million ($0.27 per share) related to our repatriation of earnings in connection with the AJCA. In 2004, we reached agreement with the IRS for an open issue related to our discontinued restaurant operations which resulted in a tax benefit of $38 million ($0.02 per share).

•	On December 30, 2006, we adopted SFAS 158 which reduced total assets by $2,016 million, total common shareholders’ equity by $1,643 million and total liabilities by $373 million.

•

The 2005 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2005 net revenue by an estimated $418 million and net income by an estimated $57 million ($0.03 per share).

GLOSSARY

Anchor bottlers: The Pepsi Bottling Group (PBG), PepsiAmericas (PAS) and Pepsi Bottling Ventures (PBV).

Bottler: customers to whom we have granted exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographical area.

Bottler Case Sales (BCS): measure of physical beverage volume sold from our bottlers to independent distributors and retailers.

Bottler funding: financial incentives we give to our bottlers to assist in the distribution and promotion of our beverage products.

Business Process Transformation (BPT): our comprehensive multi-year effort to drive efficiencies. It includes efforts to consolidate, or integrate, key business functions to take advantage of our scale. It also includes moving to a common set of processes that underlie our key activities, and supporting them with a common technology application. And finally, it includes our SAP installation, the computer system that will link all of our systems and processes.

Concentrate Shipments and Equivalents (CSE): measure of our physical beverage volume sold to our customers. This measure is reported on our fiscal year basis.

Consumers: people who eat and drink our products.

Customers: authorized bottlers and independent distributors and retailers.

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

Marketplace spending: sales incentives offered through various programs to our customers and consumers (trade spending), as well as advertising and other marketing activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Included in “ Item 7. Management’s Discussion and Analysis – Our Business Risks.”

Item 8. Financial Statements and Supplementary Data

See “ Item 15. Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 30, 2006.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, (1) on our management’s assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2006, we began migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing Business Process Transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation, we are modifying the design and documentation of our internal control processes and procedures relating to the new software.

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2006.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption “Executive Officers of the Registrant” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

We have a written code of conduct that applies to all of our employees, including our directors, Chief Executive Officer, Chief Financial Officer and Controller. Our Worldwide Code of Conduct is distributed to all employees, is available on our website at http://www.pepsico.com and is included as Exhibit 14 to our 2003 Annual Report on Form 10-K. A copy of our Worldwide Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577.

Our business and affairs are overseen by our Board of Directors pursuant to the North Carolina Business Corporation Act and our By-Laws. The Board of Directors has three separately designated standing committees: Audit, Compensation and Nominating and Corporate Governance. The charters of these committees are available free of charge on our website at http://www.pepsico.com. The names of each of our Audit Committee members are contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and is incorporated herein by reference. Information on our Audit Committee and Audit Committee financial expertise and financial literacy is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “The Audit Committee” and “Financial Expertise and Financial Literacy” and is incorporated herein by reference. The names of each of our Compensation Committee members are contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Compensation Committee can be found under the caption “The Compensation Committee” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein. The names of each of our Nominating and Corporate Governance Committee members are contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Nominating and Corporate Governance Committee and director nomination process can be found in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “The Nominating and Corporate Governance Committee” and “Director Nomination Process” and is incorporated herein by reference.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers and Compensation Committee interlocks is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons. Information with respect to transactions with related persons, if any, is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Review, Approval or Ratification of Transactions with Related Persons. Information with respect to the review, approval or ratification of transactions with related persons is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Promoters and Certain Control Persons. Not applicable.

Director Independence. The name of each director that is independent is contained under the caption “Director Independence” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information on our Audit Committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis”:

Consolidated Statement of Income – Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004,

Consolidated Statement of Cash Flows – Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004,

Consolidated Balance Sheet – December 30, 2006 and December 31, 2005,

Consolidated Statement of Common Shareholders’ Equity – Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004,

Notes to the Consolidated Financial Statements, and

Report of Independent Registered Public Accounting Firm.

(a)2.	Financial Statement Schedules

These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.

(a)3.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PepsiCo has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2007

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Indra K. Nooyi Indra K. Nooyi	President, Chief Executive Officer and Director	February 20, 2007

/s/ Richard Goodman Richard Goodman	Chief Financial Officer	February 20, 2007

/s/ Peter A. Bridgman Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	February 20, 2007

/s/ John F. Akers John F. Akers	Director	February 20, 2007

/s/ Robert E. Allen Robert E. Allen	Director	February 20, 2007

/s/ Dina Dublon Dina Dublon	Director	February 20, 2007

/s/ Victor J. Dzau Victor J. Dzau, M.D.	Director	February 20, 2007

/s/ Ray L. Hunt Ray L. Hunt	Director	February 20, 2007

/s/ Alberto Ibargüen Alberto Ibargüen	Director	February 20, 2007

/s/ Arthur C. Martinez Arthur C. Martinez	Director	February 20, 2007

/s/ Steven S Reinemund Steven S Reinemund	Chairman of the Board of Directors	February 20, 2007

/s/ Sharon Percy Rockefeller Sharon Percy Rockefeller	Director	February 20, 2007

/s/ James J. Schiro James J. Schiro	Director	February 20, 2007

/s/ Franklin A. Thomas Franklin A. Thomas	Director	February 20, 2007

/s/ Daniel Vasella Daniel Vasella	Director	February 20, 2007

/s/ Michael D. White Michael D. White	Director	February 20, 2007

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington, D.C. in the SEC’s file no. 1-1183.

EXHIBIT

3.1

Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632).

3.2	By-laws of PepsiCo, Inc., as amended on February 2, 2007.

4.1

PepsiCo, Inc. agrees to furnish to the SEC, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

4.2	Agency Agreement, dated July 21, 2006, which is incorporated herein by reference to Exhibit 4.1 of PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.

4.3	Deed of Covenant, dated July 21, 2006, which is incorporated herein by reference to Exhibit 4.2 of PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.

10.1

PepsiCo, Inc. Director Stock Plan, as amended and restated effective October 1, 2001, which is incorporated herein by reference to Exhibit 4.3 to Post-Effective Amendment No. 6 to PepsiCo’s Registration Statement on Form S-8 (Registration No. 33-22970).*

10.2

PepsiCo, Inc. 1987 Incentive Plan, (as amended and restated effective as of October 1, 1999), which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.*

10.3

PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated effective October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.*

10.4	PepsiCo, Inc. 1994 Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 1994 Annual Meeting of Shareholders.*

10.5

PepsiCo Executive Income Deferral Program, amended and restated effective July 1, 1997, which is incorporated herein by reference to Exhibit 10.8 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.*

10.6

PepsiCo Pension Equalization Plan, restated effective August 29, 1997, which is incorporated herein by reference to Exhibit 10.9 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.*

10.7

PepsiCo SharePower Stock Option Plan, as amended and restated effective August 3, 2001, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.8

PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated effective August 2, 2001), which is incorporated herein by reference to Exhibit 10.14 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.9	The Quaker Long Term Incentive Plan of 1990, which is incorporated herein by reference to Exhibit 10.16 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.10	The Quaker Long Term Incentive Plan of 1999, which is incorporated herein by reference to Exhibit 10.17 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.11

PepsiCo, Inc. 2003 Long-Term Incentive Plan, as amended and restated effective October 1, 2006, which is incorporated by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.12

Agreement between PepsiCo, Inc. and Abelardo E. Bru dated September 3, 2004, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 4, 2004.*

10.13	PepsiCo, Inc 2004 Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit D to PepsiCo’s Proxy Statement for its 2004 Annual Meeting of Shareholders.*

10.14	Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.15	Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.16

Form of Special Long-Term Incentive Award Agreement (Restricted Stock Units Terms and Conditions), which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.17

Form of Special Long-Term Incentive Award Agreement (Stock Option Agreement), which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.18	Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.19	Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.20

Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.21

Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.21 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.22

Agreement between PepsiCo, Inc. and Gary M. Rodkin effective April 18, 2005, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 11, 2005.*

10.23	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.24	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.25	Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.26	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.27	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.28

PepsiCo Executive Income Deferral Program, effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.29 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.29

PepsiCo Director Deferral Program, effective as of January 1, 2005 which is incorporated herein by reference to Exhibit 10.30 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.30

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plans, the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1987 Incentive Plan effective as of December 31, 2005, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.31

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the Quaker Long-Term Incentive Plan of 1999, the Quaker Long-Term Incentive Plan of 1990 and the PepsiCo, Inc. Director Stock Plan, effective as of November 17, 2006.*

10.32

Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.33

US $1,500,000,000 Five Year Credit Agreement, dated as of May 22, 2006, which is incorporated herein by reference to Exhibit 10.1 of PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 17, 2006.

10.34	Amendments to the PepsiCo Executive Income Deferral Program, effective as of December 31, 2006.*

10.35

Amendment to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.36	Form of Annual Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.37	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.38	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.39	Form of Stock Option Retention Award Agreement, which is incorporated by reference to Exhibit 10.5 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.40	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated by reference to Exhibit 10.6 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.41

Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct, which is incorporated herein by reference to Exhibit 14 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24

Power of Attorney executed by Indra K. Nooyi, Richard Goodman, Peter A. Bridgman, John F. Akers, Robert E. Allen, Dina Dublon, Victor J. Dzau, M.D., Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Steven S Reinemund, Sharon Percy Rockefeller, James J. Schiro, Franklin A. Thomas, Daniel Vasella and Michael D. White.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.