Form 10-Q
period 2007-03-24
PEPSICO INC
filed 2007-04-25
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2007 (12 weeks)

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

Number of shares of Common Stock outstanding as of April 13, 2007: 1,628,923,335

PEPSICO, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/24/07	3/25/06
Net Revenue	$7,350	$6,719

Cost of sales	3,285	2,962
Selling, general and administrative expenses	2,635	2,469
Amortization of intangible assets	11	31

Operating Profit	1,419	1,257

Bottling equity income	74	75
Interest expense	(42)	(62)
Interest income	22	45

Income before income taxes	1,473	1,315

Provision for income taxes	377	368

Net Income	$1,096	$947

Net Income Per Common Share
Basic	$0.67	$0.57
Diluted	$0.65	$0.56

Cash Dividends Declared Per Common Share	$0.30	$0.26

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/24/07	3/25/06
Operating Activities
Net income	$1,096	$947
Depreciation and amortization	276	286
Stock-based compensation expense	63	67
Excess tax benefits from share-based payment arrangements	(47)	(34)
Pension and retiree medical plan contributions	(34)	(28)
Pension and retiree medical plan expenses	118	120
Bottling equity income, net of dividends	(57)	(61)
Deferred income taxes and other tax charges and credits	11	20
Change in accounts and notes receivable	(377)	(347)
Change in inventories	(134)	(179)
Change in prepaid expenses and other current assets	(75)	(39)
Change in accounts payable and other current liabilities	(413)	(441)
Change in income taxes payable	269	(140)
Other, net	(70)	2

Net Cash Provided by Operating Activities	626	173

Investing Activities
Capital spending	(267)	(289)
Sales of property, plant and equipment	4	6
Acquisitions and investments in noncontrolled affiliates	(431)	(275)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	94	85
Short-term investments, by original maturity
More than three months – purchases	(13)	–
More than three months – maturities	13	20
Three months or less, net	402	780

Net Cash (Used for)/Provided by Investing Activities	(198)	327

Financing Activities
Payments of long-term debt	(26)	(22)
Short-term borrowings, by original maturity
More than three months – proceeds	1	10
More than three months – payments	(8)	(204)
Three months or less, net	21	(497)
Cash dividends paid	(498)	(432)
Share repurchases – common	(882)	(660)
Share repurchases – preferred	(2)	(2)
Proceeds from exercises of stock options	236	436
Excess tax benefits from share-based payment arrangements	47	34

Net Cash Used for Financing Activities	(1,111)	(1,337)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	5

Net Decrease in Cash and Cash Equivalents	(684)	(832)
Cash and Cash Equivalents – Beginning of year	1,651	1,716

Cash and Cash Equivalents – End of period	$967	$884

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	3/24/07	12/30/06
Assets
Current Assets
Cash and cash equivalents	$ 967	$ 1,651

Short-term investments	770	1,171

Accounts and notes receivable, less allowance: 3/07 - $74, 12/06 - $64	4,123	3,725

Inventories
Raw materials	893	860
Work-in-process	168	140
Finished goods	1,013	926

	2,074	1,926

Prepaid expenses and other current assets	757	657

Total Current Assets	8,691	9,130

Property, Plant and Equipment	19,200	19,058
Accumulated Depreciation	(9,469)	(9,371)

	9,731	9,687

Amortizable Intangible Assets, net	627	637

Goodwill	4,596	4,594
Other Nonamortizable Intangible Assets	1,213	1,212

Nonamortizable Intangible Assets	5,809	5,806

Investments in Noncontrolled Affiliates	3,676	3,690
Other Assets	1,296	980

Total Assets	$29,830	$29,930

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	3/24/07	12/30/06
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term obligations	$ 1,002	$ 274
Accounts payable and other current liabilities	6,207	6,496
Income taxes payable	313	90

Total Current Liabilities	7,522	6,860

Long-term Debt Obligations	1,807	2,550

Other Liabilities	4,805	4,624

Deferred Income Taxes	348	528

Total Liabilities	14,482	14,562

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(122)	(120)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 3/07 and 12/06 – 1,782 shares	30	30
Capital in excess of par value	479	584
Retained earnings	25,446	24,837
Accumulated other comprehensive loss	(2,238)	(2,246)

	23,717	23,205

Less: repurchased common stock, at cost:
3/07 – 151 shares and 12/06 – 144 shares	(8,288)	(7,758)

Total Common Shareholders’ Equity	15,429	15,447

Total Liabilities and Shareholders’ Equity	$29,830	$29,930

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/24/07	3/25/06
Net Income	$1,096	$947
Other Comprehensive Income
Currency translation adjustment	(32)	65
Reclassification of pension and retiree medical losses to net income, net of tax	32	–
Cash flow hedges, net of tax:
Net derivative gains	3	4
Reclassification of losses/(gains) to net income	3	(6)
Unrealized gains/(losses) on securities, net of tax	2	(3)
Other	–	4

	8	64

Comprehensive Income	$1,104	$1,011

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of March 24, 2007 and the Condensed Consolidated Statements of Income, Cash Flows and Comprehensive Income for the 12 weeks ended March 24, 2007 and March 25, 2006 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 30, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

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

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and any changes in our ownership interests of these affiliates. Bottling equity income includes pre-tax gains of $50 million on our sale of PBG stock in both the first quarter of 2007 and 2006.

In the first quarter of 2007, the reporting calendars of certain operating units within PepsiCo International’s (“PI”) reporting segment were changed such that most PI operations will now report on a monthly calendar basis instead of a period reporting basis. Monthly reporting is preferable for our international businesses to facilitate local statutory reporting, which is generally based on monthly calendars. The change in reporting will substantially reduce the number of financial closings and reconciliations executed by the international operations, improving overall efficiency. As a result of this change, first quarter PepsiCo results primarily reflect international monthly results for the months of January and February. Prior period amounts have been adjusted to reflect this change.

In addition, in the first quarter of 2007, income for certain non-consolidated international bottling interests was reclassified from bottling equity income and corporate unallocated results to PI’s division operating results, to be consistent with PepsiCo’s internal management accountability. Prior period amounts have been adjusted to reflect this reclassification.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2007 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Our Divisions

	Net Revenue		Operating Profit
	12 Weeks Ended		12 Weeks Ended
	3/24/07	3/25/06	3/24/07	3/25/06
FLNA	$2,553	$2,393	$610	$569
PBNA	2,086	1,991	425	428
PI	2,248	1,892	372	288
QFNA	463	443	156	151

Total division	7,350	6,719	1,563	1,436
Corporate	–	–	(144)	(179)

	$7,350	$6,719	$1,419	$1,257

	Total Assets
	3/24/07	12/30/06
FLNA	$5,933	$5,969
PBNA	7,201	6,567
PI	11,665	11,274
QFNA	994	1,003

Total division	25,793	24,813
Corporate	707	1,739
Investments in bottling affiliates	3,330	3,378

	$29,830	$29,930

Intangible Assets

	3/24/07	12/30/06
Amortizable intangible assets, net
Brands	$1,286	$1,288
Other identifiable intangibles	290	290

	1,576	1,578
Accumulated amortization	(949)	(941)

	$627	$637

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/30/06	Acquisitions	Translation and Other	Balance 3/24/07
FLNA
Goodwill	$284	$–	$1	$285

PBNA
Goodwill	2,203	–	–	2,203
Brands	59	–	–	59

	2,262	–	–	2,262

PI
Goodwill	1,932	–	1	1,933
Brands	1,153	–	1	1,154

	3,085	–	2	3,087

QFNA
Goodwill	175	–	–	175

Total goodwill	4,594	–	2	4,596
Total brands	1,212	–	1	1,213

	$5,806	$–	$3	$5,809

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $63 million in 2007 and $67 million in 2006. For the 12 weeks, we granted 11 million stock options and 2 million restricted stock units (RSU) at weighted average grant prices of $65.02 and $64.99, respectively, under the terms of our 2003 Long-Term Incentive Plan (LTIP).

Our weighted average Black-Scholes fair value assumptions are as follows:

	3/24/07	3/25/06
Expected life	6 yrs.	6 yrs.
Risk free interest rate	4.8%	4.5%
Expected volatility(a)	15%	18%
Expected dividend yield	1.9%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/24/07 3/25/06		3/24/07 3/25/06		3/24/07 3/25/06
	U.S.		International
Service cost	$56	$56	$10	$9	$11	$11
Interest cost	78	73	14	12	18	17
Expected return on plan assets	(92)	(90)	(17)	(14)	–	–
Amortization of prior service cost/(benefit)	1	1	1	–	(3)	(3)
Amortization of experience loss	32	38	5	5	4	5

Total expense	$75	$78	$13	$12	$30	$30

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	3/24/07		3/25/06
	Income	Shares(a)	Income	Shares(a)
Net income	$1,096		$947
Preferred shares:
Redemption premium	(3)		(2)

Net income available for common shareholders	$1,093	1,637	$945	1,656

Basic net income per common share	$0.67		$0.57

Net income available for common shareholders	$1,093	1,637	$945	1,656
Dilutive securities:
Stock options and RSUs(b)	–	35	–	37
ESOP convertible preferred stock	3	1	2	2

Diluted	$1,096	1,673	$947	1,695

Diluted net income per common share	$0.65		$0.56

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 11 million shares in 2007 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $65.01 in 2007. There were no out-of-the-money options in 2006.

Supplemental Cash Flow Information

	12 Weeks Ended
	3/24/07	3/25/06
Interest paid	$38	$54
Income taxes paid, net of refunds	$95	$517
Acquisitions:
Fair value of assets acquired	$462	$287
Less: Cash paid and debt assumed	(431)	(275)

Liabilities assumed	$31	$12

Income Taxes

In 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2007 fiscal year. As a result of our adoption of FIN 48, we recognized a $7 million decrease to reserves for income taxes, with a corresponding increase to retained earnings, as of the beginning of our 2007 fiscal year.

As of the beginning of our 2007 fiscal year, the total gross amount of reserves for income taxes, which is reported in other liabilities, is $1.3 billion. Of that amount, $1.2 billion, if recognized, would affect our effective tax rate. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to provision for income taxes and would impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued as of the beginning of our 2007 fiscal year is $0.3 billion.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash. The resolution of a matter would be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., Mexico, the United Kingdom and Canada. In the U.S, the Internal Revenue Service (IRS), in the fourth quarter of 2006, issued a Revenue Agent’s Report (RAR) related to the years 1998 through 2002. We are in agreement with their conclusion, except for one matter which we continue to dispute. We made the appropriate cash payment during the fourth quarter of 2006 to settle the agreed-upon issues, and we do not anticipate the resolution of the open matter will significantly impact our financial statements. The IRS has initiated their audit of our U.S. tax returns for the years 2003 through 2005 during the first quarter of 2007. In Mexico, during 2006, we completed and agreed with the conclusions of an audit of our tax returns for the years 2001 through 2005. In the United Kingdom, our 1999 tax year is currently under audit and all subsequent years remain open. We do not anticipate the resolution of the 1999 tax year or open subsequent years will significantly impact our financial statements. In Canada, audits have been completed for all taxable years prior to 2004. We are disputing some of the adjustments for the years 1999 through 2003. We do not anticipate the resolution of the 1999 through 2003 tax years will significantly impact our financial statements. The Canadian tax return for 2004 is currently under audit and no adjustments are expected to significantly impact our financial statements.

Recent Accounting Pronouncements

We adopted FIN 48 as of the beginning of our 2007 fiscal year. See Income Taxes.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

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

Our Critical Accounting Policies

Sales Incentives and Advertising and Marketing Costs

We offer sales incentives and discounts through various programs to customers and consumers. These incentives are accounted for as a reduction of revenue. Certain sales incentives are recognized at the time of sale while other incentives, such as bottler funding and customer volume rebates, are recognized during the year incurred, generally in proportion to revenue, based on annual targets. Anticipated payments are estimated based on historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also recognized during the year incurred, generally in proportion to revenue.

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

For our 2007 Black-Scholes assumptions, see Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

We adopted FIN 48 as of the beginning of our 2007 fiscal year. See Income Taxes in our Notes to the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

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

Our operations outside of the United States generate over a third of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the quarter, net favorable foreign currency contributed nearly 1 percentage point to net revenue growth, primarily due to appreciation in the British pound and the euro, partially offset by declines in the Mexican peso. Currency declines which are not offset could adversely impact our future results.

We expect to be able to continue to reduce the impact of increases in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives.

Cautionary statements included in Management’s Discussion and Analysis and in Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. In 2007, total servings increased over 4% for the 12 weeks, with worldwide beverages growing 3.5% and worldwide snacks growing 7%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to retailers and independent distributors. BCS is reported to us by our bottlers on a monthly basis. Our first quarter beverage volume includes PBNA bottler sales for January, February and March and PI bottler sales for January and February. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/24/07	3/25/06	Change
Total net revenue	$7,350	$6,719	9%

Operating profit
FLNA	$610	$569	7%
PBNA	425	428	(1)%
PI	372	288	29%
QFNA	156	151	3%
Corporate unallocated	(144)	(179)	(20)%

Total operating profit	$1,419	$1,257	13%

Total operating profit margin	19.3%	18.7%	0.6

Net revenue increased 9% primarily reflecting our volume growth, as well as positive effective net pricing across all divisions. The volume gains contributed 4 percentage points to net revenue growth and effective net pricing contributed over 3 percentage points. The impact of acquisitions contributed almost 2 percentage points to net revenue growth. Foreign currency contributed nearly 1 percentage point.

Total operating profit increased 13% and margin increased 0.6 percentage points. The operating profit performance reflects leverage from the revenue growth, as well as the impact of higher raw material and energy costs.

Corporate unallocated expenses decreased 20%. This decrease primarily reflects net gains of $17 million from certain energy-related mark-to-market derivatives, compared to net losses of $10 million in the prior year, as well as lower employee-related costs of $13 million. In 2006, corporate unallocated expenses also reflect a gain of $11 million related to the revaluation of an asset held for sale. Corporate departmental expenses were flat.

Other Consolidated Results

	12 Weeks Ended
	3/24/07	3/25/06	Change
Bottling equity income	$74	$75	(0.5)%
Interest expense, net	$(20)	$(17)	24%
Tax rate	25.6%	28.0%
Net income	$1,096	$947	16%
Net income per common share - diluted	$0.65	$0.56	17%

Bottling equity income decreased 0.5% reflecting our reduced ownership percentage in PBG (from 44.5% to 41.9%), offset by higher earnings from our anchor bottlers.

Net interest expense increased 24% reflecting lower investment balances, lower gains in the market value of investments used to economically hedge a portion of our deferred compensation liability, and higher average rates on our borrowings. This increase was mostly offset by lower debt balances.

The tax rate decreased 2.4 percentage points compared to the prior year primarily due to the timing of certain items related to tax planning initiatives and audit settlements.

Net income increased 16% and the related net income per share increased 17%. These increases primarily reflect our solid operating profit growth and the decrease in our effective tax rate. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue	FLNA	PBNA		PI		QFNA	Total
Q1, 2007	$2,553	$2,086		$2,248		$463	$7,350
Q1, 2006	$2,393	$1,991		$1,892		$443	$6,719
% Impact of:
Volume	3.5%	(3	)%(a)	11	%(a)	5%	4%
Effective net pricing	3	5		2		–	3
Foreign exchange	–	–		2.5		–	1
Acquisitions/divestitures	–	2.5		3		–	2

% Change(b)	7%	5%		19%		5%	9%

(a)

Volume growth is based on CSE, as it is the measure upon which our net revenue is based. Additionally, joint venture volume is excluded in the above table as such volume is not included in net revenue.

(b)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%
	3/24/07	3/25/06	Change
Net revenue	$2,553	$2,393	7
Operating profit	$610	$569	7

Net revenue grew 7% reflecting volume growth of 3.5% and positive effective net pricing due to pricing actions and favorable mix. Pound volume grew primarily due to double-digit growth in trademark Doritos and SunChips, high-single-digit growth in dips and double-digit growth in multipack. These volume gains were partially offset by mid-single-digit declines in trademark Lay’s. Overall, salty snacks revenue grew 6% with volume growth of 3%, and other macro snacks revenue grew 13% with volume growth of 9%.

Operating profit grew 7% primarily reflecting the net revenue growth, partially offset by increased advertising and marketing expenses.

Smart Spot eligible products represented approximately 17% of net revenue. These products experienced double-digit net revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

PepsiCo Beverages North America

	12 Weeks Ended		%
	3/24/07	3/25/06	Change
Net revenue	$2,086	$1,991	5
Operating profit	$425	$428	(1)

BCS volume grew 1% driven by an 8% increase in non-carbonated beverages, partially offset by a 3% decline in carbonated soft drinks (CSD). The non-carbonated portfolio performance was driven by: double-digit growth in waters and enhanced waters under the Aquafina, Propel and SoBe trademarks; double-digit growth in Lipton ready-to-drink teas; and a low-single-digit increase in Gatorade. Tropicana Pure Premium experienced a double-digit decline driven by a significant price increase. The decline in CSDs reflects a mid-single-digit decline in trademark Pepsi and a low-single-digit decline in trademark Mountain Dew, partially offset by a low-single-digit increase in trademark Sierra Mist. Across the brands, regular CSDs experienced a mid-single-digit decline and diet CSDs declined slightly.

Net revenue grew 5% driven by positive effective net pricing, primarily reflecting the price increases on Tropicana Pure Premium, as well as on CSD concentrate, and the continuing migration from CSDs to higher-priced non-carbonated beverages. Acquisitions contributed 2.5 percentage points to growth. These net revenue gains were partially offset by CSE volume which declined 1% in the quarter and lagged BCS volume due to the timing of shipments.

Operating profit decreased 1% primarily reflecting higher cost of sales, due mainly to higher fruit and juice costs and increased supply chain costs at Gatorade. The operating profit decline was mostly offset by the net revenue gains, as well as the absence of amortization expense recorded in 2006 related to a prior acquisition and lower advertising and marketing expenses, driven by timing.

Smart Spot eligible products represented over 70% of net revenue. These products experienced high-single-digit net revenue growth, while the balance of the portfolio declined in the low-single-digit range.

PepsiCo International

	12 Weeks Ended		%
	3/24/07	3/25/06	Change
Net revenue	$2,248	$1,892	19
Operating profit	$372	$288	29

International snacks volume grew 13%, reflecting double-digit growth at Gamesa in Mexico, as well as double-digit growth in Russia, Venezuela, South Africa and Turkey. Additionally, Brazil grew in the mid-single-digit range. Overall, both the Latin America and the Europe, Middle East & Africa regions grew 12%, and the Asia Pacific region grew 19%. The acquisition of a business in Europe in the third quarter of 2006 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. The acquisition of a business in New Zealand in 2007 increased the Asia region volume by 6 percentage points. In aggregate, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate. Additional trading days in Mexico in the quarter contributed approximately 1 percentage point to the volume growth rate.

Beverage volume grew 7%, led by double-digit growth in Venezuela, Russia, Argentina and Brazil, partially offset by single-digit declines in Mexico and Thailand. Additionally, China grew in the high-single-digit range. The Europe, Middle East & Africa region grew 9%, the Latin America region grew 8% and the Asia Pacific region grew 6%. Acquisitions had no impact on the growth rates. CSDs grew at a mid-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 19%, primarily as a result of the broad-based volume growth and favorable effective net pricing. The net impact of acquisitions and divestitures contributed 3 percentage points to net revenue growth. Foreign currency contributed 2.5 percentage points of growth primarily reflecting the favorable British pound and euro, partially offset by the unfavorable Mexican peso.

Operating profit grew 29% driven primarily by the net revenue growth, partially offset by increased raw material and energy costs. Foreign currency contributed 2 percentage points of growth. The absence of amortization expense recorded in 2006 related to prior acquisitions and the additional trading days in the quarter collectively contributed 4 percentage points to operating profit growth. Acquisitions and divestitures had no net impact on operating profit growth.

Quaker Foods North America

	12 Weeks Ended		%
	3/24/07	3/25/06	Change
Net revenue	$463	$443	5
Operating profit	$156	$151	3

Net revenue and volume each increased 5%. The volume increase reflects high-single-digit growth in Oatmeal, mid-single-digit growth in Aunt Jemima syrup and mix, and low-single-digit growth in Cap’n Crunch cereal. These increases were partially offset by a mid-single-digit decline in Life cereal. The net revenue growth was primarily driven by the volume growth.

Operating profit increased 3% reflecting the net revenue growth and lower advertising and marketing expenses. The operating profit increase was partially offset by increased raw material costs.

Smart Spot eligible products represented approximately 60% of net revenue and experienced mid-single-digit net revenue growth. The balance of the portfolio also grew in the mid-single-digit range.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

In the first quarter of 2007, our operations provided $626 million in cash compared to $173 million in the prior year. The operating cash flow in the first quarter of 2006 reflects a tax payment of $420 million related to our repatriation of international cash in 2005 in connection with the American Jobs Creation Act (AJCA). Seasonality contributed to a use of cash in operating working capital accounts in both periods.

Investing Activities

During the quarter, we used $198 million for investing activities reflecting acquisitions of $431 million, primarily the Naked Juice Company and Bluebird Foods, and capital spending of $267 million, partially offset by sales of short-term investments of $402 million and proceeds from our sale of PBG stock of $94 million.

We anticipate net capital spending of approximately $2.6 billion in 2007, which is expected to be within our net capital spending target of approximately 5% to 7% of net revenue in each of the next few years.

Financing Activities

During the quarter, we used $1.1 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $882 million and dividend payments of $498 million, partially offset by stock option proceeds of $236 million.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value, and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. The table below reconciles the net cash provided by operating activities as reflected in our Condensed Consolidated Statement of Cash Flows to our management operating cash flow.

	12 Weeks Ended
	3/24/07	3/25/06
Net cash provided by operating activities	$626	$173
Capital spending	(267)	(289)
Sales of property, plant and equipment	4	6

Management operating cash flow	$363	$(110)

In the first quarter of 2006, management operating cash flow reflects our tax payment of $420 million related to our repatriation of international cash in 2005 in connection with the AJCA. During 2007, we expect to continue to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “Risk Factors” in Item 1A. and “Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for certain factors that may impact our operating cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 24, 2007, and the related Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the twelve weeks ended March 24, 2007 and March 25, 2006. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 30, 2006, and the related Consolidated Statements of Income, Common Shareholders’ Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2006, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 25, 2007

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

In addition, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common stock repurchases (in millions, except average price per share) during the first quarter under the $8.5 billion repurchase program authorized by our Board of Directors and publicly announced on May 3, 2006, and expiring on June 30, 2009, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/30/06				$7,375
12/31/06 – 1/27/07	3.6	$64.14	3.6	(229)

				7,146
1/28/07 – 2/24/07	3.2	64.56	3.2	(205)

				6,941
2/25/07 – 3/24/07	8.0	63.16	8.0	(510)

	14.8	$63.70	14.8	$6,431

In addition, PepsiCo repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the first quarter:

Issuer Purchases of Convertible Preferred Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/30/06
12/31/06 – 1/27/07	4,000	$320.70	N/A	N/A
1/28/07 – 2/24/07	2,700	317.56	N/A	N/A
2/25/07 – 3/24/07	2,700	319.51	N/A	N/A

	9,400	$319.46	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 29.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: April 25, 2007	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date: April 25, 2007	/S/ THOMAS H. TAMONEY, JR.
Thomas H. Tamoney, Jr.
Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 18	Letter re: Change in Accounting Principles

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002