Form 10-Q
period 2007-06-16
PEPSICO INC
filed 2007-07-25
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2007 (24 weeks)

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

Number of shares of Common Stock outstanding as of July 13, 2007: 1,615,787,274

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/16/07	6/17/06	6/16/07	6/17/06
Net Revenue	$9,607	$8,714	$16,957	$15,433

Cost of sales	4,342	3,862	7,627	6,824
Selling, general and administrative expenses	3,295	3,016	5,930	5,485
Amortization of intangible assets	11	36	22	67

Operating Profit	1,959	1,800	3,378	3,057

Bottling equity income	173	161	247	236
Interest expense	(54)	(59)	(96)	(121)
Interest income	39	26	61	71

Income before income taxes	2,117	1,928	3,590	3,243

Provision for income taxes	560	553	937	921

Net Income	$1,557	$1,375	$2,653	$2,322

Net Income Per Common Share
Basic	$0.96	$0.83	$1.62	$1.40
Diluted	$0.94	$0.81	$1.59	$1.37

Cash Dividends Declared Per Common Share	$0.375	$0.30	$0.675	$0.56

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/16/07	6/17/06
Operating Activities
Net income	$2,653	$2,322
Depreciation and amortization	608	610
Stock-based compensation expense	123	128
Excess tax benefits from share-based payment arrangements	(86)	(64)
Pension and retiree medical plan contributions	(116)	(60)
Pension and retiree medical plan expenses	240	246
Bottling equity income, net of dividends	(207)	(195)
Deferred income taxes and other tax charges and credits	64	14
Change in accounts and notes receivable	(852)	(753)
Change in inventories	(526)	(396)
Change in prepaid expenses and other current assets	(69)	(29)
Change in accounts payable and other current liabilities	(28)	–
Change in income taxes payable	369	(6)
Other, net	(155)	(37)

Net Cash Provided by Operating Activities	2,018	1,780

Investing Activities
Capital spending	(743)	(708)
Sales of property, plant and equipment	15	15
Acquisitions and investments in noncontrolled affiliates	(853)	(434)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	192	180
Short-term investments, by original maturity
More than three months – purchases	(52)	(9)
More than three months – maturities	35	20
Three months or less, net	343	897

Net Cash Used for Investing Activities	(1,063)	(39)

Financing Activities
Proceeds from issuances of long-term debt	1,005	109
Payments of long-term debt	(534)	(135)
Short-term borrowings, by original maturity
More than three months – proceeds	9	14
More than three months – payments	(13)	(229)
Three months or less, net	270	(1,285)
Cash dividends paid	(989)	(863)
Share repurchases – common	(1,964)	(1,469)
Share repurchases – preferred	(4)	(5)
Proceeds from exercises of stock options	485	697
Excess tax benefits from share-based payment arrangements	86	64

Net Cash Used for Financing Activities	(1,649)	(3,102)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	41	7

Net Decrease in Cash and Cash Equivalents	(653)	(1,354)
Cash and Cash Equivalents – Beginning of year	1,651	1,716

Cash and Cash Equivalents – End of period	$998	$362

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/16/07	12/30/06
Assets
Current Assets
Cash and cash equivalents	$998	$1,651

Short-term investments	864	1,171

Accounts and notes receivable, less allowance: 6/07 – $76, 12/06 – $64	4,669	3,725

Inventories
Raw materials	1,101	860
Work-in-process	302	140
Finished goods	1,107	926

	2,510	1,926

Prepaid expenses and other current assets	747	657

Total Current Assets	9,788	9,130

Property, Plant and Equipment	19,943	19,058
Accumulated Depreciation	(9,866)	(9,371)

	10,077	9,687
Amortizable Intangible Assets, net	671	637

Goodwill	4,789	4,594
Other Nonamortizable Intangible Assets	1,234	1,212

Nonamortizable Intangible Assets	6,023	5,806

Investments in Noncontrolled Affiliates	3,653	3,690
Other Assets	1,713	980

Total Assets	$31,925	$29,930

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/16/07	12/30/06
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term obligations	$364	$274
Accounts payable and other current liabilities	6,870	6,496
Income taxes payable	355	90

Total Current Liabilities	7,589	6,860

Long-term Debt Obligations	3,261	2,550

Other Liabilities	4,876	4,624

Deferred Income Taxes	326	528

Total Liabilities	16,052	14,562

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(124)	(120)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/07 and 12/06 – 1,782 shares	30	30
Capital in excess of par value	470	584
Retained earnings	26,391	24,837
Accumulated other comprehensive loss	(1,888)	(2,246)

	25,003	23,205
Less: repurchased common stock, at cost: 6/07 – 161 shares, 12/06 – 144 shares	(9,047)	(7,758)

Total Common Shareholders’ Equity	15,956	15,447

Total Liabilities and Shareholders’ Equity	$31,925	$29,930

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/16/07	6/17/06	6/16/07	6/17/06
Net Income	$1,557	$1,375	$2,653	$2,322

Other Comprehensive Income
Currency translation adjustment	339	107	306	172
Reclassification of pension and retiree medical losses to net income, net of tax	23	–	55	–
Cash flow hedges, net of tax:
Net derivative losses	(30)	(16)	(27)	(12)
Reclassification of losses/(gains) to net income	3	(1)	6	(7)
Unrealized gains/(losses) on securities, net of tax	12	(3)	14	(6)
Other	4	–	4	4

	351	87	358	151

Comprehensive Income	$1,908	$1,462	$3,011	$2,473

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 16, 2007, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006, and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 16, 2007 and June 17, 2006 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

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

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and any changes in our ownership interests of these affiliates. Bottling equity income includes pre-tax gains on our sale of PBG stock of $54 million and $104 million in the 12 and 24 weeks ended June 16, 2007, respectively, and pre-tax gains of $56 million and $106 million in the 12 and 24 weeks ended June 17, 2006, respectively.

In the first quarter of 2007, the reporting calendars of certain operating units within PepsiCo International’s (“PI”) reporting segment were changed such that most PI operations now report on a monthly calendar basis instead of a period reporting basis. Monthly reporting is preferable for our international businesses to facilitate local statutory reporting, which is generally based on monthly calendars. The change in reporting substantially reduces the number of financial closings and reconciliations executed by the international operations, improving overall efficiency. As a result of this change, second quarter PepsiCo results primarily reflect international monthly results for the months of March, April and May, and year-to-date PepsiCo results primarily reflect international monthly results for the months of January through May. Prior period amounts have been adjusted to reflect this change.

In addition, beginning in the first quarter of 2007, income for certain non-consolidated international bottling interests was reclassified from bottling equity income and corporate unallocated results to PI’s division operating results, to be consistent with PepsiCo’s internal management accountability. Prior period amounts have been adjusted to reflect this reclassification.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2007 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Our Divisions

	12 Weeks Ended		24 Weeks Ended
	6/16/07	6/17/06	6/16/07	6/17/06
Net Revenue
FLNA	$2,723	$2,567	$5,276	$4,960
PBNA	2,627	2,505	4,713	4,496
PI	3,867	3,269	6,115	5,161
QFNA	390	373	853	816

	$9,607	$8,714	$16,957	$15,433

Operating Profit
FLNA	$682	$634	$1,292	$1,203
PBNA	650	626	1,075	1,054
PI	683	577	1,055	865
QFNA	117	115	273	266

Total division	2,132	1,952	3,695	3,388
Corporate	(173)	(152)	(317)	(331)

	$1,959	$1,800	$3,378	$3,057

			6/16/07	12/30/06
Total Assets
FLNA			$6,115	$5,969
PBNA			7,510	6,567
PI			13,380	11,571
QFNA			1,007	1,003

Total division			28,012	25,110
Corporate			792	1,739
Investments in bottling affiliates			3,121	3,081

			$31,925	$29,930

Intangible Assets

	6/16/07	12/30/06
Amortizable intangible assets, net
Brands	$1,329	$1,288
Other identifiable intangibles	313	290

	1,642	1,578
Accumulated amortization	(971)	(941)

	$671	$637

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/30/06	Acquisitions	Translation and Other	Balance 6/16/07
FLNA
Goodwill	$284	$–	$13	$297

PBNA
Goodwill	2,203	–	14	2,217
Brands	59	–	–	59

	2,262	–	14	2,276

PI
Goodwill	1,932	122	46	2,100
Brands	1,153	–	22	1,175

	3,085	122	68	3,275

QFNA
Goodwill	175	–	–	175

Total goodwill	4,594	122	73	4,789
Total brands	1,212	–	22	1,234

	$5,806	$122	$95	$6,023

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $60 million in both 2007 and 2006. For the 24 weeks, we recognized stock-based compensation expense of $123 million in 2007 and $128 million in 2006. For the 12 weeks in 2007, our grants of stock options and restricted stock units (RSU) were nominal. For the 24 weeks in 2007, we granted 11 million stock options at a weighted average grant price of $64.99 and 2 million RSUs at a weighted average grant price of $64.99.

Our weighted average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/16/07	6/17/06
Expected life	6 yrs.	6 yrs.
Risk free interest rate	4.8%	4.5%
Expected volatility(a)	15%	18%
Expected dividend yield	1.9%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/16/07	6/17/06	6/16/07	6/17/06	6/16/07	6/17/06
	U.S.		International
Service cost	$56	$56	$14	$15	$11	$11
Interest cost	78	73	19	16	18	17
Expected return on plan assets	(92)	(90)	(23)	(19)	–	–
Amortization of prior service cost/(benefit)	1	1	–	–	(3)	(3)
Amortization of experience loss	32	38	7	6	4	5

Total expense	$75	$78	$17	$18	$30	$30

	24 Weeks Ended
	Pension				Retiree Medical
	6/16/07	6/17/06	6/16/07	6/17/06	6/16/07	6/17/06
	U.S.		International
Service cost	$112	$112	$24	$24	$22	$22
Interest cost	156	146	33	28	36	34
Expected return on plan assets	(184)	(180)	(40)	(33)	–	–
Amortization of prior service cost/(benefit)	2	2	1	–	(6)	(6)
Amortization of experience loss	64	76	12	11	8	10

Total expense	$150	$156	$30	$30	$60	$60

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	6/16/07		6/17/06
	Income	Shares(a)	Income	Shares(a)
Net income	$1,557		$1,375
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(1)		(2)

Net income available for common shareholders	$1,555	1,628	$1,372	1,652

Basic net income per common share	$0.96		$0.83

Net income available for common shareholders	$1,555	1,628	$1,372	1,652
Dilutive securities:
Stock options and RSUs(b)	–	35	–	35
ESOP convertible preferred stock	2	2	3	2

Diluted	$1,557	1,665	$1,375	1,689

Diluted net income per common share	$0.94		$0.81

	24 Weeks Ended
	6/16/07		6/17/06
	Income	Shares(a)	Income	Shares(a)
Net income	$2,653		$2,322
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(4)

Net income available for common shareholders	$2,648	1,632	$2,317	1,654

Basic net income per common share	$1.62		$1.40

Net income available for common shareholders	$2,648	1,632	$2,317	1,654
Dilutive securities:
Stock options and RSUs(b)	–	35	–	36
ESOP convertible preferred stock	5	2	5	2

Diluted	$2,653	1,669	$2,322	1,692

Diluted net income per common share	$1.59		$1.37

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 5.7 million shares for the 24 weeks in 2007 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $65.01. There were no out-of-the-money options for the 12 weeks in 2007 or 12 and 24 weeks in 2006.

Debt Obligations and Commitments

In the second quarter of 2007, we issued $1 billion of senior unsecured notes maturing in 2012. We used a portion of the proceeds from the issuance of the notes to repay existing short-term debt of $500 million bearing interest at 3.2% per year and maturing on May 15, 2007. The balance of the proceeds is intended to be used primarily for general corporate purposes. In connection with the issuance of the $1 billion notes, we entered into an interest rate swap to effectively convert the interest rate from a fixed rate of 5.15% to a variable rate based on LIBOR. The terms of the interest rate swap match the terms of the debt it modifies.

Additionally, in the second quarter of 2007, we extended the maturity of our $1.5 billion unsecured revolving credit agreement by one year to 2012. The other terms of the credit facility remain unchanged. As of June 16, 2007, we have reclassified $1.5 billion of short-term debt to long-term debt based on our intent and ability to refinance on a long-term basis. This line of credit remains unused as of June 16, 2007.

The Long-Term Contractual Commitments disclosed in Note 9 of our Form 10-K for the year ended December 30, 2006 did not include any reserves for income taxes under Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48). Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Long-Term Contractual Commitments table has not been updated to include our reserves for income taxes. Subject to the foregoing, there has been no material change to the Long-Term Contractual Commitments table or our reserves for income taxes since December 30, 2006, and, therefore, the table has not been included in this Form 10-Q. As of June 16, 2007, our reserves for income taxes totaled $1.7 billion. See Income Taxes.

Supplemental Cash Flow Information

	24 Weeks Ended
	6/16/07	6/17/06
Interest paid	$140	$113
Income taxes paid, net of refunds	$509	$935

Acquisitions:
Fair value of assets acquired	$1,022	$492
Less: net cash paid	(853)	(434)

Fair value of liabilities assumed	$169	$58

Income Taxes

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2007 fiscal year. As a result of our adoption of FIN 48, we recognized a $7 million decrease to reserves for income taxes, with a corresponding increase to retained earnings, as of the beginning of our 2007 fiscal year.

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

Recent Accounting Pronouncements

We adopted FIN 48 as of the beginning of our 2007 fiscal year. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1. See Income Taxes.

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

For our 2007 Black-Scholes assumptions, see Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

We adopted FIN 48 as of the beginning of our 2007 fiscal year. Additionally, in May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1. See Income Taxes in our Notes to the Condensed Consolidated Financial Statements.

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

Our operations outside of the United States generate over 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 24 weeks, net favorable foreign currency contributed over 1 percentage point to net revenue growth, primarily due to appreciation in the British pound and euro. Currency declines which are not offset could adversely impact our future results.

During the quarter, we expanded our commodity hedging program to include derivative contracts used to mitigate our exposure to price changes associated with our purchases of fruit. Similar to our energy contracts, these contracts do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are then subsequently reflected in divisional results. We expect to be able to continue to reduce the impact of increases in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks, total servings increased 4%, with worldwide beverages growing 4% and worldwide snacks growing 6%. For the 24 weeks, total servings increased 4%, with worldwide beverages growing 4% and worldwide snacks growing over 6%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/16/07	6/17/06	Change	6/16/07	6/17/06	Change
Total net revenue	$9,607	$8,714	10%	$16,957	$15,433	10%

Operating profit
FLNA	$682	$634	8%	$1,292	$1,203	7%
PBNA	650	626	4%	1,075	1,054	2%
PI	683	577	18%	1,055	865	22%
QFNA	117	115	2%	273	266	2.5%
Corporate unallocated	(173)	(152)	15%	(317)	(331)	(4)%

Total operating profit	$1,959	$1,800	9%	$3,378	$3,057	10%

Total operating profit margin	20.4%	20.7%	(0.3)	19.9%	19.8%	0.1

12 Weeks

Net revenue increased 10% reflecting positive effective net pricing across all divisions, as well as our volume growth. Effective net pricing contributed 4 percentage points to net revenue growth and the volume gains contributed 2.5 percentage points. Acquisitions and foreign currency each contributed 2 percentage points to net revenue growth as well.

Total operating profit increased 9% and margin decreased 0.3 percentage points. The operating profit performance reflects leverage from the revenue growth, as well as the impact of higher raw material costs.

Corporate unallocated expenses increased 15% primarily reflecting increased deferred compensation costs of $19 million. The increase in deferred compensation costs is substantially offset (in interest income) by gains on investments used to economically hedge these costs.

24 Weeks

Net revenue increased 10% primarily reflecting positive effective net pricing across all divisions, as well as our volume growth. Effective net pricing contributed 4 percentage points to net revenue growth and the volume gains contributed 3 percentage points. The impact of acquisitions contributed 2 percentage points to net revenue growth and foreign currency contributed over 1 percentage point.

Total operating profit increased 10% and margin increased 0.1 percentage points. The operating profit performance reflects leverage from the revenue growth, as well as the impact of higher raw material costs.

Corporate unallocated expenses decreased 4% reflecting net gains of $30 million from certain mark-to-market derivatives (compared to net losses of $7 million in the prior year), partially offset by higher employee-related costs of $9 million in 2007. In 2006, corporate unallocated expenses also reflect a gain of $11 million related to the revaluation of an asset held for sale.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/16/07	6/17/06	Change	6/16/07	6/17/06	Change
Bottling equity income	$173	$161	7%	$247	$236	5%
Interest expense, net	$(15)	$(33)	(57)%	$(35)	$(50)	(30)%
Tax rate	26.5%	28.7%		26.1%	28.4%
Net income	$1,557	$1,375	13%	$2,653	$2,322	14%
Net income per common share – diluted	$0.94	$0.81	15%	$1.59	$1.37	16%

12 Weeks

Bottling equity income increased 7% primarily reflecting higher earnings from our anchor bottlers.

Net interest expense decreased 57% primarily reflecting higher gains in the market value of investments used to economically hedge a portion of our deferred compensation costs. The favorable impact of higher average interest rates on our investment balances and lower average debt balances were substantially offset by the impact of lower average investment balances and higher average rates on our debt.

The tax rate decreased 2.2 percentage points compared to the prior year primarily due to the timing of certain items related to audit settlements and tax planning initiatives.

Net income increased 13% and the related net income per share increased 15%. These increases primarily reflect our solid operating profit growth and the decrease in our effective tax rate. Net income per share was also favorably impacted by our share repurchases.

24 Weeks

Bottling equity income increased 5% primarily reflecting higher earnings from our anchor bottlers.

Net interest expense decreased 30% primarily reflecting the impact of lower debt balances, higher average interest rates on our investments and higher gains in the market value of investments used to economically hedge a portion of our deferred compensation costs. This decrease was partially offset by the impact of lower investment balances and higher average rates on our debt.

The tax rate decreased 2.3 percentage points compared to the prior year primarily due to the timing of certain items related to audit settlements and tax planning initiatives.

Net income increased 14% and the related net income per share increased 16%. These increases primarily reflect our solid operating profit growth and the decrease in our effective tax rate. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue 12 Weeks Ended	FLNA	PBNA		PI		QFNA	Total
Q2, 2007	$2,723	$2,627		$3,867		$390	$9,607
Q2, 2006	$2,567	$2,505		$3,269		$373	$8,714

% Impact of:
Volume	3%	(1	)%(a)	5	%(a)	(0.5)%	2.5%
Effective net pricing	3	3.5		4		4.5	4
Foreign exchange	–	–		5		–	2
Acquisitions/divestitures	–	2		4		–	2

% Change(b)	6%	5%		18%		4%	10%

Net Revenue 24 Weeks Ended	FLNA	PBNA		PI		QFNA	Total
Q2, 2007	$5,276	$4,713		$6,115		$853	$16,957
Q2, 2006	$4,960	$4,496		$5,161		$816	$15,433

% Impact of:
Volume	3%	(2	)%(a)	7	%(a)	2%	3%
Effective net pricing	3	4		3		2	4
Foreign exchange	–	–		4		–	1
Acquisitions/divestitures	–	2		4		–	2

% Change(b)	6%	5%		18%		4%	10%

(a)

Volume growth varies from the amounts disclosed in the following divisional discussions due primarily to non-consolidated joint venture volume and temporary timing differences between BCS and CSE. Our net revenue excludes non-consolidated joint venture volume and is based on CSE.

(b)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended			24 Weeks Ended
	6/16/07	6/17/06	Change	6/16/07	6/17/06	Change
Net revenue	$2,723	$2,567	6%	$5,276	$4,960	6%
Operating profit	$682	$634	8%	$1,292	$1,203	7%

12 Weeks

Net revenue grew 6% reflecting volume growth of 3% and positive effective net pricing due to pricing actions and favorable mix. Pound volume grew primarily due to double-digit growth in trademark Doritos, dips, SunChips and multipack. These volume gains were partially offset by a low-single-digit decline in trademark Lay’s. Overall, salty snacks revenue grew 6% with volume growth of 3%, and other macro snacks revenue grew 7% with flat volume growth.

Operating profit grew 8% driven by the net revenue growth, as well as a favorable casualty insurance actuarial adjustment reflecting improved safety performance. The operating profit growth was partially offset by higher commodity costs, as well as increased advertising and marketing expenses.

Smart Spot eligible products represented approximately 16% of net revenue. These products experienced high-single-digit net revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

24 Weeks

Net revenue grew 6% reflecting volume growth of 3% and positive effective net pricing due to pricing actions and favorable mix. Pound volume grew primarily due to double-digit growth in trademark Doritos, SunChips, dips and multipack. These volume gains were partially offset by a mid-single-digit decline in trademark Lay’s. Overall, salty snacks revenue grew 6% with volume growth of 3%, and other macro snacks revenue grew 10% with volume growth of 4%.

Operating profit grew 7% driven by the net revenue growth, as well as a favorable casualty insurance actuarial adjustment reflecting improved safety performance. The operating profit growth was partially offset by higher commodity costs, as well as increased advertising and marketing expenses.

Smart Spot eligible products represented approximately 16% of net revenue. These products experienced double-digit net revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

PepsiCo Beverages North America

	12 Weeks Ended			24 Weeks Ended
	6/16/07	6/17/06	Change	6/16/07	6/17/06	Change
Net revenue	$2,627	$2,505	5%	$4,713	$4,496	5%
Operating profit	$650	$626	4%	$1,075	$1,054	2%

12 Weeks

BCS volume declined 1% driven by a 4% decline in carbonated soft drinks (CSD), partially offset by a 3% increase in non-carbonated beverages. The decline in CSDs reflects a mid-single-digit decline in trademark Pepsi and a low-single-digit decline in trademark Mountain Dew. Across the brands, regular CSDs experienced a mid-single-digit decline and diet CSDs experienced a low-single-digit decline. The non-carbonated portfolio performance was driven by double-digit growth in Lipton ready-to-drink teas and high-single-digit growth in waters and enhanced waters under the Aquafina, Propel and SoBe trademarks, partially offset by a mid-single-digit decline in Gatorade. Our Tropicana business experienced a low-single-digit decline, reflecting a double-digit decline in Tropicana Pure Premium driven by a significant price increase.

Net revenue grew 5% driven by positive effective net pricing, primarily reflecting the price increases on Tropicana Pure Premium and CSD concentrate and the continuing migration from CSDs to higher-priced non-carbonated beverages. Acquisitions contributed 2 percentage points to net revenue growth.

Operating profit increased 4% reflecting the net revenue growth, partially offset by higher cost of sales, mainly due to higher fruit and juice costs. Operating profit was also negatively impacted by the absence of a $29 million favorable insurance settlement, partially offset by the absence of amortization expense related to a prior acquisition, both recorded in 2006.

Smart Spot eligible products represented over 70% of net revenue. These products, as well as the balance of the portfolio, experienced mid-single-digit net revenue growth.

24 Weeks

BCS volume increased slightly due to a 5% increase in non-carbonated beverages, which was mostly offset by a 3% decline in CSDs. The non-carbonated portfolio performance was driven by double-digit growth in Lipton ready-to-drink teas and double-digit growth in waters and enhanced waters under the Aquafina, Propel and SoBe trademarks. Our Tropicana business experienced a low-single-digit decline, reflecting a double-digit decline in Tropicana Pure Premium driven by a significant price increase. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi and a low-single-digit decline in trademark Mountain Dew, offset slightly by a low-single-digit increase in trademark Sierra Mist. Across the brands, regular CSDs experienced a mid-single-digit decline and diet CSDs experienced a low-single-digit decline.

Net revenue grew 5% driven by positive effective net pricing, primarily reflecting the price increases on Tropicana Pure Premium and CSD concentrate and the continuing migration from CSDs to higher-priced non-carbonated beverages. Acquisitions contributed 2 percentage points to net revenue growth.

Operating profit increased 2% reflecting the net revenue growth, partially offset by higher cost of sales, mainly due to higher fruit and juice costs. Operating profit was also positively impacted by the absence of amortization expense related to a prior acquisition, mostly offset by the absence of a $29 million favorable insurance settlement, both recorded in 2006.

Smart Spot eligible products represented over 70% of net revenue. These products, as well as the balance of the portfolio, experienced mid-single-digit net revenue growth.

PepsiCo International

	12 Weeks Ended			24 Weeks Ended
	6/16/07	6/17/06	Change	6/16/07	6/17/06	Change
Net revenue	$3,867	$3,269	18%	$6,115	$5,161	18%
Operating profit	$683	$577	18%	$1,055	$865	22%

12 Weeks

International snacks volume grew 9%, reflecting double-digit growth in Russia and India, partially offset by low-single-digit declines at Sabritas in Mexico and Walkers in the United Kingdom. Additionally, Gamesa in Mexico grew at a double-digit rate. Overall, the Europe, Middle East & Africa region grew 11%, the Latin America region grew 6% and the Asia Pacific region grew 19%. The acquisition of a business in Europe in the third quarter of 2006 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. The acquisition of a business in New Zealand in the first quarter of 2007 increased the Asia Pacific region volume by 10 percentage points. In aggregate, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate.

Beverage volume grew 8%, led by double-digit growth in Pakistan, Russia, the Middle East and the United Kingdom, partially offset by a mid-single-digit decline in Mexico and a double-digit decline in Thailand. Additionally, China grew at a double-digit rate. The Europe, Middle East & Africa region grew 12%, the Asia Pacific region grew 5%, and the Latin America region grew 4%. Acquisitions had no impact on the growth rates. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 18%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 5 percentage points of growth primarily reflecting the favorable euro, British pound and Brazilian real. The net impact of acquisitions and divestitures contributed 4 percentage points to net revenue growth.

Operating profit grew 18% driven largely by the favorable effective net pricing and broad-based volume growth, partially offset by increased raw material costs. Foreign currency contributed 5 percentage points of growth primarily reflecting the favorable British pound and euro. The impact of the absence of amortization expense recorded in 2006 related to prior acquisitions was partially offset by expenses associated with a product recall in Brazil. There was no net impact on operating profit growth from acquisitions and divestitures.

24 Weeks

International snacks volume grew 11%, led by double-digit growth at Gamesa in Mexico, as well as double-digit growth in Russia and India, partially offset by a slight decline at Walkers in the United Kingdom. Additionally, Sabritas in Mexico grew at a low-single-digit rate. Overall, the Latin America region grew 8%, the Europe, Middle East & Africa region grew 12%, and the Asia Pacific region grew 19%. The acquisition of a business in Europe in the third quarter of 2006 increased the Europe, Middle East & Africa region volume growth by 3 percentage points. The acquisition of a business in New Zealand in the first quarter of 2007 increased the Asia Pacific region volume by 10 percentage points. In aggregate, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate.

Beverage volume grew 8%, led by double-digit growth in Russia, Pakistan, the United Kingdom, Brazil and Venezuela, partially offset by a mid-single-digit decline in Mexico and a high-single-digit decline in Thailand. Additionally, China grew in the high-single-digit range. The Europe, Middle East & Africa region grew 11%, the Asia Pacific region grew 6%, and the Latin America region grew 5%. Acquisitions had no impact on the growth rates. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 18%, primarily as a result of the broad-based volume growth and favorable effective net pricing. Foreign currency contributed 4 percentage points of growth primarily reflecting the favorable British pound and euro. The net impact of acquisitions and divestitures also contributed 4 percentage points to net revenue growth.

Operating profit grew 22% driven largely by the favorable effective net pricing and broad-based volume growth, partially offset by increased raw material costs. Foreign currency contributed 4 percentage points of growth primarily reflecting the favorable British pound and euro. The impact of the absence of amortization expense recorded in 2006 related to prior acquisitions was partially offset by expenses associated with the product recall in Brazil. There was no net impact on operating profit growth from acquisitions and divestitures.

Quaker Foods North America

	12 Weeks Ended			24 Weeks Ended
	6/16/07	6/17/06	Change	6/16/07	6/17/06	Change
Net revenue	$390	$373	4%	$853	$816	4%
Operating profit	$117	$115	2%	$273	$266	2.5%

12 Weeks

Net revenue increased 4% and volume declined 0.5%. The volume performance reflects a double-digit decline in Rice-A-Roni, low-single-digit declines in both Aunt Jemima syrup and mix and Oatmeal, and a double-digit decline in Pasta Roni. These decreases were partially offset by high-single-digit growth in Life cereal and low-single-digit growth in Cap’n Crunch cereal. The net revenue growth was primarily driven by price increases taken in the first quarter.

Operating profit increased 2% reflecting the net revenue growth partially offset by increased raw material costs.

Smart Spot eligible products represented over half of net revenue and experienced mid-single-digit net revenue growth. The balance of the portfolio also grew in the mid-single-digit range.

24 Weeks

Net revenue increased 4% and volume grew 2%. The volume increase primarily reflects mid-single-digit growth in Oatmeal, as well as low-single-digit growth in Aunt Jemima syrup and mix and Cap’n Crunch and Life cereals. These increases were partially offset by a high-single-digit decline in Rice-A-Roni. The net revenue growth was primarily driven by the volume growth and positive effective net pricing.

Operating profit increased 2.5% reflecting the net revenue growth partially offset by increased raw material costs.

Smart Spot eligible products represented over half of net revenue and experienced mid-single-digit net revenue growth. The balance of the portfolio also grew in the mid-single-digit range.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 24 weeks, our operations provided $2.0 billion of cash primarily reflecting our solid business results compared to $1.8 billion in the prior year. Our operating cash flow in 2006 also reflects a tax payment of $420 million related to our repatriation of international cash in 2005 in connection with the American Jobs Creation Act (AJCA).

Investing Activities

During the 24 weeks, we used $1.1 billion for investing activities reflecting acquisitions of $853 million, primarily our acquisition of the remaining interest in a snacks joint venture in Latin America and our acquisitions of Naked Juice Company and Bluebird Foods. Additionally, we used $743 million for capital spending which was partially offset by net proceeds from sales of short-term investments of $326 million and proceeds from our sale of PBG stock of $192 million.

We anticipate net capital spending of approximately $2.6 billion in 2007, which is expected to be within our net capital spending target of approximately 5% to 7% of net revenue in each of the next few years.

Financing Activities

During the quarter, we used $1.6 billion for our financing activities primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $2.0 billion and dividend payments of $1.0 billion. The use of cash was partially offset by stock option proceeds of $485 million, net proceeds from issuances of long-term debt of $471 million and net proceeds from short-term borrowings of $266 million.

In the second quarter of 2007, our Board of Directors approved an increase in our targeted dividend payout rate from 45% to 50% of prior year’s earnings, excluding certain items. The Board of Directors also authorized stock repurchases of up to an additional $8 billion through mid-2010, once the current share repurchase authorization is complete. The current $8.5 billion authorization began in 2006 and has approximately $5.3 billion remaining.

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

	24 Weeks Ended
	6/16/07	6/17/06
Net cash provided by operating activities	$2,018	$1,780
Capital spending	(743)	(708)
Sales of property, plant and equipment	15	15

Management operating cash flow	$1,290	$1,087

In 2006, management operating cash flow reflects our prior year first quarter tax payment of $420 million related to our repatriation of international cash in 2005 in connection with the AJCA. During 2007, we expect to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “Risk Factors” in Item 1A. and “Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for certain factors that may impact our operating cash flows.

Debt Obligations and Commitments

See Debt Obligations and Commitments in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 16, 2007, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 16, 2007 and June 17, 2006, and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 16, 2007 and June 17, 2006. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

July 24, 2007

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

In addition, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common stock repurchases (in millions, except average price per share) during the second quarter under the $8.5 billion repurchase program authorized by our Board of Directors and publicly announced on May 3, 2006, and expiring on June 30, 2009, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/24/07				$6,431
3/25/07 – 4/21/07	4.4	$64.00	4.4	(283)

				6,148
4/22/07 – 5/19/07	3.7	67.12	3.7	(247)

				5,901
5/20/07 – 6/16/07	8.6	67.62	8.6	(578)

Total	16.7	$66.55	16.7	$5,323

In addition to the above, the Board of Directors also authorized stock repurchases of up to an additional $8 billion through mid-2010, once the current share repurchase authorization is complete.

In addition, PepsiCo repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter:

Issuer Purchases of Convertible Preferred Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/24/07
3/25/07 – 4/21/07	2,500	$327.75	N/A	N/A
4/22/07 – 5/19/07	2,700	334.31	N/A	N/A
5/20/07 – 6/16/07	1,500	331.40	N/A	N/A

Total	6,700	$331.21	N/A	N/A

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at PepsiCo’s Annual Meeting of Shareholders held on May 2, 2007.

Election of Directors

Nominee	For	Against	Abstain
Dina Dublon	1,408,048,958	4,574,835	10,343,744
Victor J. Dzau, MD	1,406,422,745	6,163,928	10,380,864
Ray L. Hunt	1,384,295,988	27,368,959	11,302,590
Alberto Ibargüen	1,407,706,100	4,485,760	10,775,677
Arthur C. Martinez	1,402,663,780	9,006,847	11,296,910
Indra K. Nooyi	1,393,949,860	18,226,350	10,791,327
Sharon Percy Rockefeller	1,388,943,052	23,183,301	10,841,184
James J. Schiro	1,408,794,400	3,757,272	10,415,865
Daniel Vasella	1,406,532,962	5,963,477	10,471,098
Michael D. White	1,394,985,887	17,026,352	10,955,298

All ten directors listed above were elected to a one-year term expiring in 2008 by the margins indicated.

The following proposals were adopted by the margins indicated:

Description of Proposals
	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of KPMG LLP as independent registered public accounting firm	1,394,235,532	19,088,620	9,643,385	N/A

Approval of Long-Term Incentive Plan	1,042,291,843	85,965,645	13,035,471	281,674,578

The following proposal was not adopted by the margin indicated:

Description of Proposal
	For	Against	Abstain	Broker Non-Votes
Charitable Contributions	72,556,172	891,844,980	176,891,807	281,674,578

ITEM 6. Exhibits

See Index to Exhibits on page 36.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: July 24, 2007	/s/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and Controller

Date: July 24, 2007	/s/ THOMAS H. TAMONEY, JR.
Thomas H. Tamoney, Jr.
Vice President, Deputy General Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS
Exhibit 4.1

Indenture dated May 21, 2007 between PepsiCo, Inc. and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007

Exhibit 4.2	Form of 5.15% Senior Note due 2012, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007

Exhibit 10.1

Letter Agreement effective May 2, 2007 extending Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, to May 22, 2012

Exhibit 10.2	PepsiCo, Inc. 2007 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement dated March 26, 2007

Exhibit 10.3	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated May 8, 2007

Exhibit 10.4	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated May 8, 2007

Exhibit 10.5	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated May 8, 2007

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002