Form 10-Q
period 2007-09-08
PEPSICO INC
filed 2007-10-11
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2007 (36 weeks)

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

Number of shares of Common Stock outstanding as of October 5, 2007: 1,609,702,374

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/8/07	9/9/06	9/8/07	9/9/06
Net Revenue	$10,171	$9,134	$27,128	$24,567

Cost of sales	4,627	4,108	12,254	10,932
Selling, general and administrative expenses	3,467	3,129	9,397	8,614
Amortization of intangible assets	15	41	37	108

Operating Profit	2,062	1,856	5,440	4,913

Bottling equity income	218	204	465	440
Interest expense	(57)	(51)	(153)	(172)
Interest income	21	39	82	110

Income before income taxes	2,244	2,048	5,834	5,291

Provision for income taxes	501	554	1,438	1,475

Net Income	$1,743	$1,494	$4,396	$3,816

Net Income Per Common Share
Basic	$1.08	$0.90	$2.70	$2.30
Diluted	$1.06	$0.89	$2.64	$2.26

Cash Dividends Declared Per Common Share	$0.375	$0.30	$1.05	$0.86

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/8/07	9/9/06
Operating Activities
Net income	$4,396	$3,816
Depreciation and amortization	948	940
Stock-based compensation expense	182	191
Excess tax benefits from share-based payment arrangements	(118)	(91)
Pension and retiree medical plan contributions	(155)	(90)
Pension and retiree medical plan expenses	362	370
Bottling equity income, net of dividends	(398)	(381)
Deferred income taxes and other tax charges and credits	(3)	48
Change in accounts and notes receivable	(844)	(785)
Change in inventories	(244)	(246)
Change in prepaid expenses and other current assets	51	2
Change in accounts payable and other current liabilities	324	263
Change in income taxes payable	830	242
Other, net	(161)	(8)

Net Cash Provided by Operating Activities	5,170	4,271

Investing Activities
Capital spending	(1,260)	(1,130)
Sales of property, plant and equipment	23	37
Proceeds from (Investment in) finance assets	3	(11)
Acquisitions and investments in noncontrolled affiliates	(988)	(444)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) stock	296	285
Short-term investments, by original maturity
More than three months – purchases	(78)	(17)
More than three months – maturities	58	21
Three months or less, net	(3)	1,095

Net Cash Used for Investing Activities	(1,949)	(164)

Financing Activities
Proceeds from issuances of long-term debt	1,005	25
Payments of long-term debt	(542)	(136)
Short-term borrowings, by original maturity
More than three months – proceeds	181	127
More than three months – payments	(70)	(256)
Three months or less, net	(513)	(1,905)
Cash dividends paid	(1,598)	(1,359)
Share repurchases – common	(3,123)	(2,157)
Share repurchases – preferred	(8)	(7)
Proceeds from exercises of stock options	666	1,008
Excess tax benefits from share-based payment arrangements	118	91

Net Cash Used for Financing Activities	(3,884)	(4,569)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	47	12

Net Decrease in Cash and Cash Equivalents	(616)	(450)
Cash and Cash Equivalents – Beginning of year	1,651	1,716

Cash and Cash Equivalents – End of period	$1,035	$1,266

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	9/8/07	12/30/06
Assets
Current Assets
Cash and cash equivalents	$ 1,035	$ 1,651

Short-term investments	1,203	1,171

Accounts and notes receivable, less allowance: 9/07 - $66, 12/06 - $64	4,764	3,725

Inventories
Raw materials	1,086	860
Work-in-process	209	140
Finished goods	988	926

	2,283	1,926

Prepaid expenses and other current assets	662	657

Total Current Assets	9,947	9,130

Property, Plant and Equipment	20,638	19,058
Accumulated Depreciation	(10,241)	(9,371)

	10,397	9,687

Amortizable Intangible Assets, net	662	637

Goodwill	4,814	4,594
Other Nonamortizable Intangible Assets	1,227	1,212

Nonamortizable Intangible Assets	6,041	5,806

Investments in Noncontrolled Affiliates	3,997	3,690
Other Assets	1,364	980

Total Assets	$ 32,408	$29,930

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/8/07	12/30/06
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term obligations	$27	$274
Accounts payable and other current liabilities	7,291	6,496
Income taxes payable	785	90

Total Current Liabilities	8,103	6,860

Long-term Debt Obligations	2,954	2,550

Other Liabilities	4,781	4,624

Deferred Income Taxes	326	528

Total Liabilities	16,164	14,562

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(128)	(120)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 9/07 and 12/06 – 1,782 shares	30	30
Capital in excess of par value	461	584
Retained earnings	27,526	24,837
Accumulated other comprehensive loss	(1,837)	(2,246)

	26,180	23,205
Less: repurchased common stock, at cost:
9/07 – 172 shares, 12/06 – 144 shares	(9,849)	(7,758)

Total Common Shareholders’ Equity	16,331	15,447

Total Liabilities and Shareholders’ Equity	$32,408	$29,930

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/8/07	9/9/06	9/8/07	9/9/06
Net Income	$1,743	$1,494	$4,396	$3,816
Other Comprehensive Income
Currency translation adjustment	27	90	333	262
Reclassification of pension and retiree medical losses to net income, net of tax	31	–	86	–
Cash flow hedges, net of tax:
Net derivative losses	(5)	(4)	(32)	(16)
Reclassification of losses/(gains) to net income	7	–	13	(7)
Unrealized (losses)/gains on securities, net of tax	(8)	4	6	(2)
Other	(1)	1	3	5

	51	91	409	242

Comprehensive Income	$1,794	$1,585	$4,805	$4,058

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of September 8, 2007, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 8, 2007 and September 9, 2006, and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 8, 2007 and September 9, 2006 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

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

Bottling equity income includes our share of the net income or loss of our noncontrolled bottling affiliates and the impact of any changes in our ownership interests in these affiliates. Bottling equity income includes pre-tax gains on our sale of PBG stock of $58 million and $162 million in the 12 and 36 weeks ended September 8, 2007, respectively, and pre-tax gains of $61 million and $167 million in the 12 and 36 weeks ended September 9, 2006, respectively.

In the first quarter of 2007, the reporting calendars of certain operating units within PepsiCo International’s (“PI”) reporting segment were changed such that most PI operations now report on a monthly calendar basis instead of a period reporting basis. Monthly reporting is preferable for our international businesses to facilitate local statutory reporting, which is generally based on monthly calendars. The change in reporting substantially reduces the number of financial closings and reconciliations executed by the international operations, improving overall efficiency. As a result of this change, third quarter PepsiCo results primarily reflect international monthly results for the months of June, July and August, and year-to-date PepsiCo results primarily reflect international monthly results for the months of January through August. Prior period amounts have been adjusted to reflect this change, including a net gain from the sale of non-core cereal brands and a plant in the United Kingdom previously recorded in the third quarter of 2006 and now reflected in the fourth quarter of 2006.

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

Our Divisions

	12 Weeks Ended		36 Weeks Ended
	9/8/07	9/9/06	9/8/07	9/9/06
Net Revenue
FLNA	$2,800	$2,642	$8,076	$7,602
PBNA	2,698	2,608	7,411	7,104
PI	4,262	3,482	10,377	8,643
QFNA	411	402	1,264	1,218

	$10,171	$9,134	$27,128	$24,567

Operating Profit
FLNA	$742	$694	$2,034	$1,897
PBNA	649	603	1,724	1,657
PI	707	595	1,762	1,460
QFNA	126	123	399	389

Total division	2,224	2,015	5,919	5,403
Corporate	(162)	(159)	(479)	(490)

	$2,062	$1,856	$5,440	$4,913

			9/8/07	12/30/06
Total Assets
FLNA			$6,149	$5,969
PBNA			7,239	6,567
PI			13,741	11,571
QFNA			1,004	1,003

Total division			28,133	25,110
Corporate			1,056	1,739
Investments in bottling affiliates			3,219	3,081

			$32,408	$29,930

Intangible Assets

	9/8/07	12/30/06
Amortizable intangible assets, net
Brands	$1,334	$1,288
Other identifiable intangibles	313	290

	1,647	1,578
Accumulated amortization	(985)	(941)

	$662	$637

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/30/06	Acquisitions	Translation and Other	Balance 9/8/07
FLNA
Goodwill	$284	$–	$15	$299

PBNA
Goodwill	2,203	–	15	2,218
Brands	59	–	–	59

	2,262	–	15	2,277

PI
Goodwill	1,932	124	66	2,122
Brands	1,153	–	15	1,168

	3,085	124	81	3,290

QFNA
Goodwill	175	–	–	175

Total goodwill	4,594	124	96	4,814
Total brands	1,212	–	15	1,227

	$5,806	$124	$111	$6,041

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $58 million in 2007 and $64 million in 2006. For the 36 weeks, we recognized stock-based compensation expense of $182 million in 2007 and $191 million in 2006. For the 12 weeks in 2007, our grants of stock options and restricted stock units (RSU) were nominal. For the 36 weeks in 2007, we granted 11 million stock options at a weighted-average grant price of $64.99 and 2 million RSUs at a weighted-average grant price of $65.01.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/8/07	9/9/06
Expected life	6 yrs.	6 yrs.
Risk free interest rate	4.8%	4.5%
Expected volatility(a)	15%	18%
Expected dividend yield	1.9%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/8/07	9/9/06	9/8/07	9/9/06	9/8/07	9/9/06
	U.S.		International
Service cost	$56	$56	$14	$13	$11	$11
Interest cost	78	73	19	16	18	17
Expected return on plan assets	(92)	(90)	(23)	(19)	–	–
Amortization of prior service cost/(benefit)	1	1	–	–	(3)	(3)
Amortization of experience loss	32	38	7	6	4	5

Total expense	$75	$78	$17	$16	$30	$30

	36 Weeks Ended
	Pension				Retiree Medical
	9/8/07	9/9/06	9/8/07	9/9/06	9/8/07	9/9/06
	U.S.		International
Service cost	$168	$168	$38	$37	$33	$33
Interest cost	234	219	52	44	54	51
Expected return on plan assets	(276)	(270)	(63)	(52)	–	–
Amortization of prior service cost/(benefit)	3	3	1	–	(9)	(9)
Amortization of experience loss	96	114	19	17	12	15

Total expense	$225	$234	$47	$46	$90	$90

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	9/8/07		9/9/06
	Income	Shares(a)	Income	Shares(a)
Net income	$1,743		$1,494
Preferred shares:
Dividends	–		–
Redemption premium	(2)		(3)

Net income available for common shareholders	$1,741	1,615	$1,491	1,648

Basic net income per common share	$1.08		$0.90

Net income available for common shareholders	$1,741	1,615	$1,491	1,648
Dilutive securities:
Stock options and RSUs(b)	–	34	–	38
ESOP convertible preferred stock	2	2	3	2

Diluted	$1,743	1,651	$1,494	1,688

Diluted net income per common share	$1.06		$0.89

	36 Weeks Ended
	9/8/07		9/9/06
	Income	Shares(a)	Income	Shares(a)
Net income	$4,396		$3,816
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(6)		(7)

Net income available for common shareholders	$4,389	1,627	$3,808	1,652

Basic net income per common share	$2.70		$2.30

Net income available for common shareholders	$4,389	1,627	$3,808	1,652
Dilutive securities:
Stock options and RSUs(b)	–	34	–	36
ESOP convertible preferred stock	7	2	8	2

Diluted	$4,396	1,663	$3,816	1,690

Diluted net income per common share	$2.64		$2.26

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 3.8 million shares for the 36 weeks in 2007 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $65.01. Out-of-the-money options for the 12 and 36 weeks in 2006 were nominal and had an average exercise price of $63.00 for both the 12 and 36 weeks in 2006. There were no out-of-the-money options for the 12 weeks in 2007.

Debt Obligations and Commitments

In the second quarter of 2007, we issued $1 billion of senior unsecured notes maturing in 2012. We used a portion of the proceeds from the issuance of the notes to repay existing short-term debt of $500 million, bearing interest at 3.2% per year and maturing on May 15, 2007, with the balance of the proceeds used primarily for general corporate purposes. In connection with the issuance of the $1 billion notes, we entered into an interest rate swap to effectively convert the interest rate from a fixed rate of 5.15% to a variable rate based on LIBOR. The terms of the interest rate swap match the terms of the debt it modifies.

Additionally, in the second quarter of 2007, we extended the maturity of our $1.5 billion unsecured revolving credit agreement by one year to 2012, and in the third quarter of 2007, we increased the amount of this agreement from $1.5 billion to $2 billion. The other terms of the credit facility remain unchanged. Funds borrowed under this agreement may be used for general corporate purposes, including supporting our outstanding commercial paper issuances. This line of credit remains unused as of September 8, 2007.

In the third quarter of 2007, we updated our U.S. $2.5 billion euro medium term note program following the expiration of the existing program. Under the program, we may issue unsecured notes under mutually agreed upon terms with the purchasers of the notes. Proceeds from any issuance of notes may be used for general corporate purposes, except as otherwise specified in the related prospectus. As of September 8, 2007, we have no outstanding notes under the program.

As of September 8, 2007, we have reclassified $1.2 billion of short-term debt to long-term debt based on our intent and ability to refinance on a long-term basis.

The Long-Term Contractual Commitments disclosed in Note 9 of our Form 10-K for the year ended December 30, 2006 did not include any reserves for income taxes under Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48). Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Long-Term Contractual Commitments table has not been updated to include our reserves for income taxes. Subject to the foregoing, there has been no material change to the Long-Term Contractual Commitments table or our reserves for income taxes since December 30, 2006, and, therefore, the table has not been included in this Form 10-Q. As of September 8, 2007, our reserves for income taxes totaled $1.7 billion. See Income Taxes.

Supplemental Cash Flow Information

	36 Weeks Ended
	9/8/07	9/9/06
Interest paid	$183	$154
Income taxes paid, net of refunds	$613	$1,203

Acquisitions:
Fair value of assets acquired	$1,228	$574
Less: net cash paid	(988)	(444)

Fair value of liabilities assumed	$240	$130

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., Mexico, the United Kingdom and Canada. In the U.S, the Internal Revenue Service (IRS), in the fourth quarter of 2006, issued a Revenue Agent’s Report (RAR) related to the years 1998 through 2002. We are in agreement with their conclusion, except for one matter which we continue to dispute. We made the appropriate cash payment during the fourth quarter of 2006 to settle the agreed-upon issues, and we do not anticipate the resolution of the open matter will significantly impact our financial statements. The IRS initiated their audit of our U.S. tax returns for the years 2003 through 2005 during the first quarter of 2007. In Mexico, during 2006, we completed and agreed with the conclusions of an audit of our tax returns for the years 2001 through 2005. In the United Kingdom, audits have been completed for all taxable years prior to 2004. In Canada, audits have been completed for all taxable years prior to 2004. We are disputing some of the adjustments for the years 1999 through 2003. We do not anticipate the resolution of the 1999 through 2003 tax years will significantly impact our financial statements. The Canadian tax return for 2004 is currently under audit and no adjustments are expected to significantly impact our financial statements.

In the third quarter of 2007, we recognized $115 million of non-cash tax benefits related to the favorable resolution of certain foreign tax matters.

In October 2007, Mexico enacted new tax legislation that will take effect on January 1, 2008. We are currently evaluating the impact of the new legislation on our financial statements and do not believe the impact to net income in 2007 will exceed $50 million.

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

For our 2007 Black-Scholes assumptions, see Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

We adopted FIN 48 as of the beginning of our 2007 fiscal year. Additionally, in May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP

FIN 48-1. See Income Taxes in the Notes to the Condensed Consolidated Financial Statements.

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

Our operations outside of the United States generate approximately 45% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 36 weeks, net favorable foreign currency contributed 2 percentage points to net revenue growth, primarily due to appreciation in the euro and British pound. Currency declines which are not offset could adversely impact our future results.

In the second quarter of 2007, we expanded our commodity hedging program to include derivative contracts used to mitigate our exposure to price changes associated with our purchases of fruit. Similar to our energy contracts, these contracts do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are then subsequently reflected in divisional results. We expect to be able to continue to reduce the impact of increases in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks, total servings increased almost 4%, with worldwide beverages growing 3.5% and worldwide snacks growing 4.5%. For the 36 weeks, total servings increased 4%, with worldwide beverages growing 4% and worldwide snacks growing 6%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to retailers and independent distributors. BCS is reported to us by our bottlers on a monthly basis. Our third quarter beverage volume includes bottler sales for June, July, and August. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/8/07	9/9/06	Change	9/8/07	9/9/06	Change
Total net revenue	$10,171	$9,134	11%	$27,128	$24,567	10%

Operating profit
FLNA	$742	$694	7%	$2,034	$1,897	7%
PBNA	649	603	7%	1,724	1,657	4%
PI	707	595	19%	1,762	1,460	21%
QFNA	126	123	2%	399	389	2%
Corporate unallocated	(162)	(159)	0.5%	(479)	(490)	(2.5)%

Total operating profit	$2,062	$1,856	11%	$5,440	$4,913	11%

Total operating profit margin	20.3%	20.3%	–	20.1%	20.0%	0.1

12 Weeks

Net revenue increased 11% reflecting positive effective net pricing across all divisions, as well as our volume growth. Effective net pricing contributed 3.5 percentage points to net revenue growth and the volume gains contributed 2 percentage points. Acquisitions contributed 3 percentage points and foreign currency contributed nearly 3 percentage points to net revenue growth.

Total operating profit increased 11% and operating margin was unchanged. The operating profit performance reflects leverage from the revenue growth, partially offset by the impact of higher raw material costs.

Corporate unallocated expenses increased 0.5% primarily reflecting higher net losses of $28 million from certain mark-to-market derivatives, mostly offset by lower deferred compensation costs of $16 million. The decrease in deferred compensation costs is offset (as a reduction to interest income) by losses on investments used to economically hedge these costs.

36 Weeks

Net revenue increased 10% primarily reflecting positive effective net pricing across all divisions, as well as our volume growth. Effective net pricing contributed 3.5 percentage points to net revenue growth and the volume gains contributed 3 percentage points. The impact of acquisitions contributed over 2 percentage points to net revenue growth and foreign currency contributed 2 percentage points.

Total operating profit increased 11% and margin increased 0.1 percentage points. The operating profit performance reflects leverage from the revenue growth, partially offset by the impact of higher raw material costs.

Corporate unallocated expenses decreased 2.5% reflecting lower pension costs of $13 million and foreign exchange gains of $9 million. In 2006, corporate unallocated expenses also reflect a gain of $11 million related to the revaluation of an asset held for sale.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/8/07	9/9/06	Change	9/8/07	9/9/06	Change
Bottling equity income	$218	$204	6%	$465	$440	6%

Interest expense, net	$(36)	$(12)	$(24)	$(71)	$(62)	$(9)

Tax rate	22.3%	27.0%		24.7%	27.9%

Net income	$1,743	$1,494	17%	$4,396	$3,816	15%

Net income per common share – diluted	$1.06	$0.89	19%	$2.64	$2.26	17%

12 Weeks

Bottling equity income increased 6% primarily reflecting higher earnings from our anchor bottlers.

Net interest expense increased $24 million primarily reflecting losses of $10 million in the market value of investments used to economically hedge a portion of our deferred compensation costs, compared to gains of $6 million in the prior year. The unfavorable impact of lower average investment balances was mostly offset by higher average interest rates on investments.

The tax rate decreased 4.7 percentage points compared to the prior year primarily due to $115 million of tax benefits in the current quarter related to the favorable resolution of certain foreign tax matters.

Net income increased 17% and the related net income per share increased 19%. These increases primarily reflect our solid operating profit growth and the $115 million of tax benefits related to the favorable resolution of certain foreign tax matters. Net income per share was also favorably impacted by our share repurchases.

36 Weeks

Bottling equity income increased 6% primarily reflecting higher earnings from our anchor bottlers.

Net interest expense increased $9 million primarily reflecting the impact of lower investment balances and higher average rates on our debt, partially offset by lower average debt balances and higher average interest rates on our investments. Net interest expense also reflected $6 million of gains in the market value of investments used to economically hedge a portion of our deferred compensation costs, compared to gains of $8 million in the prior year.

The tax rate decreased 3.2 percentage points compared to the prior year primarily due to the $115 million of tax benefits in the current quarter related to the favorable resolution of certain foreign tax matters.

Net income increased 15% and the related net income per share increased 17%. These increases primarily reflect our solid operating profit growth, as well as the decrease in our effective tax rate which includes the impact of the $115 million of tax benefits related to the favorable resolution of certain foreign tax matters. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue 12 Weeks Ended	FLNA	PBNA		PI		QFNA	Total
Q3, 2007	$2,800	$2,698		$4,262		$411	$10,171
Q3, 2006	$2,642	$2,608		$3,482		$402	$9,134
% Impact of:
Volume	2%	(3	)%(a)	7	%(a)	(2)%	2%
Effective net pricing(b)	4	4		3		3.5	3.5
Foreign exchange	1	–		6		1	3
Acquisitions/divestitures	–	2		7		–	3

% Change(c)	6%	3%		22%		2%	11%

Net Revenue 36 Weeks Ended	FLNA	PBNA		PI		QFNA	Total
Q3, 2007	$8,076	$7,411		$10,377		$1,264	$27,128
Q3, 2006	$7,602	$7,104		$8,643		$1,218	$24,567
% Impact of:
Volume	2.5%	(2	)%(a)	7	%(a)	1%	3%
Effective net pricing(b)	3.5	4		3		3	3.5
Foreign exchange	–	–		5		–	2
Acquisitions/divestitures	–	2		5		–	2

% Change(c)	6%	4%		20%		4%	10%

(a)

Volume growth varies from the amounts disclosed in the following divisional discussions due primarily to non-consolidated joint venture volume and temporary timing differences between BCS and CSE. Our net revenue excludes non-consolidated joint venture volume and is based on CSE.

(b)	Includes year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended			36 Weeks Ended
	9/8/07	9/9/06	Change	9/8/07	9/9/06	Change
Net revenue	$2,800	$2,642	6%	$8,076	$7,602	6%
Operating profit	$742	$694	7%	$2,034	$1,897	7%

12 Weeks

Net revenue grew 6% reflecting volume growth of 2% and positive effective net pricing due to pricing actions and favorable mix. Pound volume grew primarily due to high-single-digit growth in trademark Doritos, and double-digit growth in dips, multipack and SunChips. These volume gains were partially offset by a mid-single-digit decline in trademark Lay’s. Overall, salty snacks revenue grew 5% with volume growth of 1.5%, and other macro snacks revenue grew 10% with volume growth of 5%.

Operating profit grew 7% driven by the net revenue growth. This growth was partially offset by increased advertising and marketing expenses, as well as higher commodity costs.

Smart Spot eligible products represented approximately 15% of net revenue. These products experienced high-single-digit revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

36 Weeks

Net revenue grew 6% reflecting volume growth of 2.5% and positive effective net pricing due to pricing actions and favorable mix. Pound volume grew primarily due to double-digit growth in trademark Doritos, SunChips, dips and multipack. These volume gains were partially offset by a mid-single-digit decline in trademark Lay’s. Overall, salty snacks revenue grew 6% with volume growth of 2.5%, and other macro snacks revenue grew 10% with volume growth of 4%.

Operating profit grew 7% driven by the net revenue growth, as well as a favorable casualty insurance actuarial adjustment reflecting improved safety performance. The operating profit growth was partially offset by increased advertising and marketing expenses, as well as higher commodity costs.

Smart Spot eligible products represented approximately 16% of net revenue. These products experienced double-digit revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

PepsiCo Beverages North America

	12 Weeks Ended			36 Weeks Ended
	9/8/07	9/9/06	Change	9/8/07	9/9/06	Change
Net revenue	$2,698	$2,608	3%	$7,411	$7,104	4%
Operating profit	$649	$603	7%	$1,724	$1,657	4%

12 Weeks

BCS volume declined 1% driven by a 3% decline in carbonated soft drinks (CSD), partially offset by a 2% increase in non-carbonated beverages. The decline in CSDs reflects a mid-single-digit decline in trademark Pepsi, partially offset by a low-single-digit increase in trademark Mountain Dew. Trademark Sierra Mist volume was flat. Across the brands, regular and diet CSDs experienced a low-single-digit decline. The non-carbonated portfolio performance was driven by double-digit growth in Lipton ready-to-drink teas and high-single-digit growth in waters and enhanced waters under the Aquafina, Propel and SoBe trademarks, partially offset by mid-single-digit declines in both Gatorade and our juice and juice drinks portfolio. The decline in our juice and juice drinks portfolio reflects a double-digit decline in Tropicana Pure Premium driven by significant price increases taken in prior quarters.

Net revenue grew 3% driven by net price increases, primarily on Tropicana Pure Premium and CSD concentrate. Acquisitions contributed 2 percentage points to net revenue growth.

Operating profit increased 7% reflecting the net revenue growth, as well as manufacturing and distribution efficiencies, partially offset by higher cost of sales, mainly due to higher fruit and juice costs. Operating profit also benefited from the absence of amortization expense recorded in 2006 related to a prior acquisition. The impact of acquisitions reduced operating profit by 1 percentage point.

Smart Spot eligible products represented over 70% of net revenue. These products experienced low-single-digit net revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

36 Weeks

BCS volume was flat due to a 3% decline in CSDs, entirely offset by a 4% increase in non-carbonated beverages. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi and a low-single-digit decline in trademark Mountain Dew, offset slightly by a low-single-digit increase in trademark Sierra Mist. Across the brands, regular CSDs experienced a mid-single-digit decline and diet CSDs experienced a low-single-digit decline. The non-carbonated portfolio performance was driven by double-digit growth in Lipton ready-to-drink teas and double-digit growth in waters and enhanced waters under the Aquafina, Propel and SoBe trademarks, partially offset by a low-single-digit decline in Gatorade and a mid-single-digit decline in our juice and juice drinks portfolio. The decline in our juice and juice drinks portfolio reflects a double-digit decline in Tropicana Pure Premium driven by significant price increases taken in prior quarters.

Net revenue grew 4% driven by effective net pricing, primarily reflecting the price increases on Tropicana Pure Premium and CSD concentrate and the continuing migration from CSDs to higher-priced non-carbonated beverages. Acquisitions contributed 2 percentage points to net revenue growth.

Operating profit increased 4% reflecting the net revenue growth, partially offset by higher cost of sales, mainly due to higher fruit and juice costs. Operating profit was also positively impacted by the absence of amortization expense related to a prior acquisition, partially offset by the absence of a $29 million favorable insurance settlement, both recorded in 2006. The impact of acquisitions reduced operating profit by 0.5 percentage points.

Smart Spot eligible products represented over 70% of net revenue. These products, as well as the balance of the portfolio, experienced mid-single-digit net revenue growth.

PepsiCo International

	12 Weeks Ended			36 Weeks Ended
	9/8/07	9/9/06	Change	9/8/07	9/9/06	Change
Net revenue	$4,262	$3,482	22%	$10,377	$8,643	20%
Operating profit	$707	$595	19%	$1,762	$1,460	21%

12 Weeks

International snacks volume grew 7%, reflecting double-digit growth at Gamesa in Mexico, as well as double-digit growth in Russia, the Middle East and Brazil, partially offset by a mid-single-digit decline at Sabritas in Mexico and a low-single-digit decline at Walkers in the United Kingdom. Additionally, India and China both grew at a double-digit rate. Overall, the Europe, Middle East & Africa region grew 7%, the Latin America region grew 5% and the Asia Pacific region grew 20%. The acquisition of a business in New Zealand in the first quarter of 2007 increased the Asia Pacific region volume by 10 percentage points. In aggregate, acquisitions contributed 1 percentage point to the reported total PepsiCo International snack volume growth rate.

Beverage volume grew 8%, led by double-digit growth in Pakistan, China, the Middle East and Russia, partially offset by a low-single-digit decline in Mexico and a high-single-digit decline in Spain. The Europe, Middle East & Africa region grew 9%, the Asia Pacific region grew 12%, and the Latin America region grew 3%. Acquisitions had no impact on the growth rates. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 22%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 6 percentage points of growth primarily reflecting the favorable euro, British pound and Brazilian real. The net impact of acquisitions and divestitures contributed 7 percentage points to net revenue growth.

Operating profit grew 19% driven largely by the volume growth and favorable effective net pricing, partially offset by increased raw material costs. Foreign currency contributed nearly 6 percentage points of growth primarily reflecting the favorable euro and the British pound. The net impact of acquisitions and divestitures on operating profit growth was minimal.

36 Weeks

International snacks volume grew 9%, led by double-digit growth at Gamesa in Mexico, as well as double-digit growth in Russia, partially offset by low-single digit declines at Sabritas in Mexico and at Walkers in the United Kingdom. Additionally, India grew at a double-digit rate. Overall, the Europe, Middle East & Africa region grew 10%, the Latin America region grew 7%, and the Asia Pacific region grew 19%. The acquisition of a business in Europe in the third quarter of 2006 increased the Europe, Middle East & Africa region volume growth by 2 percentage points. The acquisition of a business in New Zealand in the first quarter of 2007 increased the Asia Pacific region volume by 10 percentage points. In aggregate, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate.

Beverage volume grew 8%, led by double-digit growth in Pakistan, Russia, China and the Middle East, partially offset by a low-single-digit decline in Mexico and a mid-single-digit decline in Thailand. The Europe, Middle East & Africa region grew 10%, the Asia Pacific region grew 8%, and the Latin America region grew 4%. Acquisitions had no impact on the growth rates. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 20%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 5 percentage points of growth primarily reflecting the favorable euro and the British pound. The net impact of acquisitions and divestitures also contributed 5 percentage points to net revenue growth.

Operating profit grew 21% driven largely by the volume growth and favorable effective net pricing, partially offset by increased raw material costs. Foreign currency contributed 4.5 percentage points of growth primarily reflecting the favorable British pound and euro. The net impact of acquisitions and divestitures on operating profit growth was minimal.

Quaker Foods North America

	12 Weeks Ended			36 Weeks Ended
	9/8/07	9/9/06	Change	9/8/07	9/9/06	Change
Net revenue	$411	$402	2%	$1,264	$1,218	4%
Operating profit	$126	$123	2%	$399	$389	2%

12 weeks

Net revenue increased 2% and volume declined 2%. The volume performance reflects a double-digit decline in Rice-A-Roni, a low-single-digit decline in Oatmeal and a double-digit decline in Pasta Roni. These decreases were partially offset by mid-single-digit growth in Cap’n Crunch cereal. The net revenue growth was primarily driven by price increases taken in the first quarter, partially offset by the lower volume. Favorable Canadian foreign exchange rates contributed almost 1 percentage point to net revenue growth.

Operating profit increased 2% reflecting the net revenue growth partially offset by increased raw material costs.

Smart Spot eligible products represented over half of net revenue and experienced low-single-digit net revenue growth. The balance of the portfolio also grew in the low-single-digit range.

36 weeks

Net revenue increased 4% and volume grew 1%. The volume increase primarily reflects low-single-digit growth in Oatmeal and Cap’n Crunch cereal. These increases were partially offset by a double-digit decline in Rice-A-Roni, a low-single-digit decline in Life cereal and a mid-single-digit decline in Pasta Roni. The net revenue growth was primarily driven by positive effective net pricing, as well as the volume growth.

Operating profit increased 2% reflecting the net revenue growth partially offset by increased raw material costs.

Smart Spot eligible products represented over half of net revenue and experienced mid-single-digit net revenue growth. The balance of the portfolio also grew in the mid-single-digit range.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 36 weeks, our operations provided $5.2 billion of cash, primarily reflecting our solid business results, compared to $4.3 billion in the prior year. Our operating cash flow in 2006 also reflects a tax payment of $420 million related to our repatriation of international cash in connection with the American Jobs Creation Act (AJCA).

We make periodic regulatory contributions to our qualified pension plans during the course of the year. We also make annual discretionary contributions to these plans to maintain fully funded status on an accumulated benefit obligation (ABO) basis. We expect the assets for these plans to meet or exceed the liabilities for service to date as of September 30, 2007, our measurement date.

Investing Activities

During the 36 weeks, we used $1.9 billion for our investing activities primarily reflecting $1.3 billion for capital spending and $1.0 billion for acquisitions. Significant acquisitions included our acquisition of the remaining interest in a snacks joint venture in Latin America, our acquisitions of Naked Juice Company and Bluebird Foods, and the acquisition of a minority interest in a juice company in the Ukraine through a joint venture with PepsiAmericas, Inc. Proceeds from our sale of PBG stock of $296 million partially offset the use of cash.

We anticipate net capital spending of approximately $2.6 billion in 2007, which is expected to be within our net capital spending target of approximately 5% to 7% of net revenue in each of the next few years.

Financing Activities

During the 36 weeks, we used $3.9 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $3.1 billion and dividend payments of $1.6 billion, as well as net repayments of short-term borrowings of $402 million. The use of cash was partially offset by stock option proceeds of $666 million and net proceeds from issuances of long-term debt of $463 million.

In the second quarter of 2007, our Board of Directors approved an increase in our targeted dividend payout rate from 45% to 50% of prior year’s earnings, excluding certain items. The Board of Directors also authorized stock repurchases of up to an additional $8 billion through mid-2010, once the current share repurchase authorization is complete. The current $8.5 billion authorization began in 2006 and has approximately $4.2 billion remaining.

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

	36 Weeks Ended
	9/8/07	9/9/06
Net cash provided by operating activities	$5,170	$4,271
Capital spending	(1,260)	(1,130)
Sales of property, plant and equipment	23	37

Management operating cash flow	$3,933	$3,178

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

Debt Obligations and Commitments

See Debt Obligations and Commitments in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 8, 2007, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 8, 2007 and September 9, 2006, and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 8, 2007 and September 9, 2006. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

October 11, 2007

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

During our third fiscal quarter of 2007, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global Business Process Transformation initiative, and we plan to continue implementing such software throughout our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common stock repurchases (in millions, except average price per share) during the third quarter under the $8.5 billion repurchase program authorized by our Board of Directors and publicly announced on May 3, 2006, and expiring on June 30, 2009, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions, other than 203,000 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
6/16/07				$5,323
6/17/07 – 7/14/07	6.1	$65.63	6.1	(402)

				4,921
7/15/07 – 8/11/07	5.9	67.02	5.9	(397)

				4,524
8/12/07 – 9/8/07	4.8	68.12	4.8	(323)

Total	16.8	$66.82	16.8	$4,201

In addition to the above, the Board of Directors also authorized in the second quarter of 2007 stock repurchases of up to an additional $8 billion through mid-2010, once the current share repurchase authorization is complete.

In addition, PepsiCo repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter:

Issuer Purchases of Convertible Preferred Stock

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
6/16/07
6/17/07 – 7/14/07	2,300	$321.97	N/A	N/A
7/15/07 – 8/11/07	1,300	337.85	N/A	N/A
8/12/07 – 9/8/07	2,800	338.39	N/A	N/A

Total	6,400	$332.38	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 34.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: October 11, 2007	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date: October 11, 2007	/S/ THOMAS H. TAMONEY, JR.
Thomas H. Tamoney, Jr.
Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6(a)

EXHIBITS

Exhibit 1.1

Supplemental Programme Agreement dated July 31, 2007 between the Company and the Dealers named therein, which is incorporated herein by reference to Exhibit 1.1 to PepsiCo’s Current Report on Form 8-K dated as of August 2, 2007

Exhibit 4.1

Supplemental Agency Agreement dated July 31, 2007 by and among the Company and The Bank of New York, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated as of August 2, 2007

Exhibit 10.1

Amendment effective August 1, 2007 to Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of August 2, 2007

Exhibit 10.2	PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated effective September 13, 2007*

Exhibit 10.3	First Amendment to the PepsiCo Director Deferral Program, effective September 13, 2007*

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or arrangement