Form 10-K
period 2007-12-29
PEPSICO INC
filed 2008-02-15
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒                                 Accelerated filer ☐

Non-Accelerated filer ☐                                   Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo are affiliates of PepsiCo) as of June 15, 2007, the last day of business of our most recently completed second fiscal quarter, was $108,142,554,519 (based on the closing sale price of PepsiCo’s Common Stock on that date as reported on the New York Stock Exchange). The number of shares of PepsiCo Common Stock outstanding as of February 8, 2008 was 1,601,789,456.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 7, 2008 Annual Meeting of Shareholders	III

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 29, 2007

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

Our commitment to sustainable growth, defined as Performance with Purpose, is focused on generating healthy financial returns while giving back to the communities we serve. This includes meeting consumer needs for a spectrum of convenient foods and beverages, reducing our impact on the environment through water, energy and packaging initiatives, and supporting our employees through a diverse and inclusive culture that recruits and retains world-class talent. In September 2007, we were again included on the Dow Jones Sustainability North America Index and were also added to the Dow Jones Sustainability World Index. These lists are compiled annually.

We are organized into four divisions:

•	Frito-Lay North America,
•	PepsiCo Beverages North America,
•	PepsiCo International, and
•	Quaker Foods North America.

Our North American divisions operate in the United States and Canada. Our international division sells products in approximately 200 countries, with our largest operations in Mexico and the United Kingdom. Financial information concerning our divisions and geographic areas is presented in Note 1 to our consolidated financial statements and additional information concerning our division operations, customers and distribution network is presented under the heading “ Our Business” contained in “Item 7. Management’s Discussion and Analysis.”

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Tostitos tortilla chips, Cheetos cheese flavored snacks, branded dips, Fritos corn chips, Ruffles potato chips, Quaker Chewy granola bars, SunChips multigrain snacks, Rold Gold pretzels, Santitas tortilla chips, Grandma’s cookies, Frito-Lay nuts, Munchies snack mix, Gamesa cookies, Funyuns onion flavored rings, Quaker Quakes corn and rice snacks, Miss Vickie’s potato chips, Stacy’s pita chips, Smartfood popcorn, Chester’s fries, branded crackers and Flat Earth crisps. FLNA branded products are sold to independent distributors and retailers. FLNA’s net revenue was $11.6 billion in 2007, $10.8 billion in 2006 and $10.3 billion in 2005 and approximated 29% of our total net revenue in 2007, 31% of our total net revenue in 2006 and 32% of our total net revenue in 2005.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Sierra Mist, Propel, Tropicana juice drinks, Dole, SoBe Life Water, Naked juice and Izze. PBNA also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded products are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s net revenue was $10.2 billion in 2007, $9.6 billion in 2006 and $9.1 billion in 2005 and approximated 26% of our total net revenue in 2007, 27% of our total net revenue in 2006 and 28% of our total net revenue in 2005.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Gamesa, Lay’s, Doritos, Walkers, Cheetos, Ruffles and Sabritas. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Mountain Dew, Gatorade and Tropicana. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name). In addition, PI licenses the Aquafina water brand to certain of its authorized bottlers. PI’s net revenue was $15.8 billion in 2007, $13.0 billion in 2006 and $11.4 billion in 2005 and approximated 40% of our total net revenue in 2007, 37% of our total net revenue in 2006 and 35% of our total net revenue in 2005.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Life cereal, Cap’n Crunch cereal, Quaker grits, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $1.9 billion in 2007, $1.8 billion in 2006 and $1.7 billion in 2005 and approximated 5% of our total net revenue in each of 2007, 2006 and 2005.

New Organizational Structure

In the fourth quarter of 2007, we announced a strategic realignment of our organizational structure into three new business units, as follows:

(1)	PepsiCo Americas Foods (PAF), which includes FLNA, QFNA and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

(2)	PepsiCo Americas Beverages (PAB), which includes PBNA and all of our Latin American beverage businesses; and

(3)	PepsiCo International (PI), which includes all PepsiCo businesses in the United Kingdom, Europe, Asia, Middle East and Africa.

In 2008, our three business units will be comprised of six reportable segments, as follows:

•	FLNA,
•	QFNA,
•	LAF,
•	PAB,
•	United Kingdom & Europe, and
•	Middle East, Africa & Asia.

In the first quarter of 2008, our historical segment reporting will be restated to reflect the new structure. The segment amounts and discussions reflected in this Form 10-K reflect the management reporting that existed through fiscal year-end 2007.

Our Distribution Network

Our products are brought to market through direct-store-delivery (DSD), broker-warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices. These distribution systems are described under the heading “Our Distribution Network” contained in “Item 7. Management’s Discussion and Analysis.”

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are aspartame, cocoa, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, juice and juice concentrates, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include polyethylene terephthalate (PET) resin used for plastic bottles, film packaging used for snack foods, aluminum used for cans, glass bottles and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. These ingredients, raw materials and commodities are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. The prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. When we have decided to pass along price increases in the past, we have done so successfully. However, there is no assurance that we will be able to do so in the future. See Note 10 to our consolidated financial statements for additional information on how we manage our commodity costs.

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, Amp, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Cracker Jack, Diet Pepsi, Doritos, Duyvis, Frito-Lay, Fritos, Gamesa, Gatorade, Grandma’s, Izze, Lay’s, Life, Matutano, Mirinda, Mountain Dew, Mug, Naked, Near East, Pasta Roni, Pepsi, Pepsi Max, Pepsi One, Propel, Quaker, Quaker Chewy, Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, Sakata, 7UP and Diet 7UP (outside the United States), Sierra Mist, Simba, Smith’s, Snack a Jacks, SoBe, SoBe Life Water, Sonric’s, Stacy’s, SunChips, Tostitos, Tropicana, Tropicana Pure Premium, Tropicana Twister and Walkers. We also hold long-term licenses to use valuable trademarks in connection with our products, including Lipton, Starbucks, Dole and Ocean Spray. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

We either own or have licenses to use a number of patents which relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Seasonality

Our beverage and food divisions are subject to seasonal variations. Our beverage sales are higher during the warmer months and certain food sales are higher in the cooler months. Weekly beverage and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns, and generally lowest in the first quarter. However, taken as a whole, seasonality does not have a material impact on our business.

Our Customers

Our customers include authorized bottlers and independent distributors, including foodservice distributors and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide the Company with the right to charge our bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.

Retail consolidation continues to increase the importance of major customers. In 2007, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 12% of our total net revenue. Our top five retail customers represented approximately 31% of our 2007 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to The Pepsi Bottling Group (PBG) represented approximately 9% of our total net revenue. See “ Our Customers” and “Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In U.S. measured channels, we have a similar share of CSD (carbonated soft drinks) consumption and a larger share of liquid refreshment beverages consumption, as compared to our chief beverage competitor, The Coca-Cola Company. However, The Coca-Cola Company has a significant CSD share advantage in many markets outside the United States. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

(1)

The categories and category share information in the charts above are defined by the sources of the information: Information Resources, Inc. and A.C. Nielsen Corporation. The above charts exclude data from certain customers such as Wal-Mart that do not report data to these services.

(2)	Due to unavailability of data from A.C. Nielsen Corporation, the following categories are not included for the Convenience and Gas (C&G) channel: dips, popcorn and rice cakes.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $364 million in 2007, $282 million in 2006 and $280 million in 2005 and are reported as selling, general and administrative expenses.

Regulatory Environment and Environmental Compliance

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we operate. It is our policy to abide by the laws and regulations around the world that apply to our businesses.

In the United States, we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws regulating the sales of products in schools, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations, including California Proposition 65 which requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. Many food and beverage producers who sell products in California, including PepsiCo, may be required to provide warning labels on their products. See also “Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

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

Employees

As of December 29, 2007, we employed approximately 185,000 people worldwide, including approximately 66,000 people employed within the United States. Our employment levels are subject to seasonal variations. We believe that relations with our employees are generally good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on our internet website at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC.

Item 1A. Risk Factor s

Forward-Looking and Cautionary Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our trends and future results.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences and any inability on our part to anticipate and react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, such as consumer health concerns about obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ willingness to purchase our products. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation” below.

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

Maintaining a good reputation globally is critical to selling our branded products. If we fail to maintain high standards for product quality, safety and integrity, our reputation could be jeopardized. Adverse publicity about these types of concerns or the incidence of product contamination or tampering, whether or not valid, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to health concerns, our environmental impacts, including agricultural materials, packaging, energy and water use and waste management, or other sustainability issues, could jeopardize our reputation. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

If we are not able to build and sustain proper information technology infrastructure, successfully implement our ongoing business transformation initiative or outsource certain functions effectively our business could suffer.

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

We have embarked on a multi-year business transformation initiative that includes the delivery of an SAP enterprise resource planning application, as well as the migration to common business processes across our operations. There can be no certainty that these programs will deliver the expected benefits. The failure to deliver our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

In addition, we have outsourced certain information technology support services and administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers that we outsource these functions to do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or harm employee morale.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.

We and our business partners use various raw materials and other supplies in our business, including aspartame, cocoa, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, juice and juice concentrates, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include PET resin used for plastic bottles, film packaging used for snack foods, aluminum used for cans, glass bottles and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. Some of these raw materials and supplies are available from a limited number of suppliers. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income.

Our profitability may also be adversely impacted due to water scarcity and regulation. Water is a limited resource in many parts of the world. As demand for water continues to increase, we and our business partners may face disruption of supply or increased costs to obtain the water needed to produce our products.

Our business could suffer if we are unable to compete effectively.

Our businesses operate in highly competitive markets. We compete against global, regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Increased competition and actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results. See “Our Competition” for more information about our competitors.

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

Retail consolidation continues to increase the importance of major customers. In 2007, sales to Wal-Mart (including Sam’s) represented approximately 12% of our total net revenue. Our top five retail customers represented approximately 31% of our 2007 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. Loss of any of our key customers, including Wal-Mart, could have an adverse effect on our business, financial condition and results of operations.

Furthermore, if we are unable to provide an appropriate mix of incentives to our bottlers through a combination of advertising and marketing support, they may take actions that, while maximizing their own short-term profit, may be detrimental to us or our brands. Such actions could have an adverse effect on our profitability. In addition, any deterioration of our relationships with our bottlers could adversely affect our business or financial performance. See “ Our Customers” and “ Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

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

In particular, governmental bodies in jurisdictions where we operate may impose new labeling, product or production requirements, or other restrictions. For example, we are one of several companies that have been sued by the State of California under Proposition 65 to force warnings that certain potato-based products contain acrylamide. Acrylamide is a chemical compound naturally formed in a wide variety of foods when they are cooked (whether commercially or at home), including french fries, potato chips, cereal, bread and coffee. It is believed that acrylamide may cause cancer in laboratory animals when consumed in significant amounts. Studies are underway by various regulatory authorities and others to assess the effect on humans due to acrylamide in the diet. If we were required to label any of our products or place warnings in locations where our products are sold in California under Proposition 65, sales of those products could suffer not only in California but elsewhere. In addition, if consumer concerns about acrylamide increase as a result of these studies, other new scientific evidence, or for any other reason, whether or not valid, demand for our products could decline and we could be subject to additional lawsuits or new regulations that could affect sales of our products, any of which could have an adverse effect on our business, financial condition or results of operations.

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

Unfavorable global economic or environmental changes, political conditions or other developments may result in business disruption, supply constraints, foreign currency devaluation, inflation, deflation or decreased demand. Unstable economic and political conditions or civil unrest in the countries in which we operate could have adverse impacts on our business results or financial condition. Our operations outside of the United States accounted for 44% and 35% of our net revenue and operating profit, respectively, for the year ended December 29, 2007. Our continued success depends on our ability to broaden and strengthen our presence in emerging markets, such as Brazil, Russia, India and China, and to create scale in key international markets.

Item 1B. Unresolved Staff Comments

PepsiCo has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

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

Frito-Lay North America

FLNA’s most significant properties include its headquarters building and a research facility in Plano, Texas, both of which are owned. FLNA also owns or leases approximately 40 food manufacturing and processing plants and approximately 1,920 warehouses, distribution centers and offices. In addition, FLNA also utilizes approximately 40 plants and production processing facilities that are owned or leased by our contract manufacturers or co-packers.

PepsiCo Beverages North America

PBNA’s most significant properties include its headquarters building in downtown Chicago, Illinois, which is leased, and its Tropicana facility in Bradenton, Florida, its concentrate plant in Ireland and its research and development facility in Valhalla, New York, all of which are owned. PBNA also owns or leases approximately 15 plants and production processing facilities and approximately 40 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 65 bottling plants. PBNA also utilizes approximately 55 plants and production processing facilities and approximately 45 warehouses and distribution centers that are owned or leased by our contract manufacturers or co-packers.

PepsiCo International

PI’s most significant property, a concentrate plant in Ireland, is owned. PI also owns or leases approximately 170 plants and approximately 1,700 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 50 plants and 400 distribution centers. PI also utilizes approximately 5 plants and production processing facilities and approximately 30 distribution centers that are owned or leased by our contract manufacturers or co-packers. PI is headquartered in the corporate facility in Purchase, New York.

Quaker Foods North America

QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property. QFNA also owns or leases three plants and production processing facilities in North America. In addition, QFNA utilizes approximately 25 manufacturing plants, production processing facilities and distribution centers that are owned or leased by our contract manufacturers or co-packers. QFNA is headquartered in the same facility with PBNA in downtown Chicago, Illinois.

Shared Properties

QFNA shares approximately 10 production facilities and approximately 5 warehouses and distribution centers with FLNA, 15 warehouses and distribution centers with both FLNA and PBNA, and 10 offices with PBNA and FLNA, including a research and development laboratory in Barrington, Illinois.

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

Executive Officers of the Registrant

The following is a list of names, ages and background of our current executive officers:

Peter A. Bridgman, 55, has been our Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Albert P. Carey, 56, was appointed President and Chief Executive Officer of Frito-Lay North America in June 2006. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages & Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

John C. Compton, 46, has been Chief Executive Officer of PepsiCo Americas Foods since November 2007. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor in the Pulaski, Tennessee manufacturing plant. He has spent 24 years at PepsiCo in various Sales, Marketing, Operations and General Management assignments. From March 2005 until September 2006, he was President and Chief Executive Officer of Quaker, Tropicana, Gatorade, and from September 2006 until November 2007, he was Chief Executive Officer of PepsiCo North America. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.

Massimo Fasanella d’Amore, 52, has been Chief Executive Officer of PepsiCo Americas Beverages since November 2007. Mr. d’Amore was formerly Executive Vice President, Commercial for PepsiCo International, a position he assumed in November 2005. Prior to that, he served as President, Latin America Region for PepsiCo Beverages International from February 2002 until November 2005 and as the Company’s Senior Vice President of Corporate Strategy and Development from August 2000 until February

2002. Mr. d’Amore began his career with the Company in 1995 as Vice President, Marketing for Pepsi-Cola International and was promoted to Senior Vice President and Chief Marketing Officer of Pepsi-Cola International in 1998. Before joining the Company, he was with Procter & Gamble for 15 years in various international operations, marketing and general management positions.

Richard Goodman, 59, has been PepsiCo’s Chief Financial Officer since October 2006. From 2003 until October 2006, Mr. Goodman was Senior Vice President and Chief Financial Officer of PepsiCo International. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages International from 2001 to 2003 and as Vice President and General Auditor of PepsiCo from 2000 to 2001. Mr. Goodman joined PepsiCo in 1992 as Vice President of Corporate Strategic Planning, International and held a number of senior financial positions with PepsiCo and its affiliates until 1997 when he left PepsiCo to pursue other opportunities. Before joining PepsiCo in 1992, Mr. Goodman was with W.R. Grace & Co. in a variety of global chief financial officer positions.

Hugh F. Johnston, 46, has been President of Pepsi-Cola North America since November 2007. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.

Charles I. Maniscalco, 54, has been President of PepsiCo Chicago since November 2007. Mr. Maniscalco was President and Chief Executive Officer of Quaker, Tropicana, Gatorade from September 2006 until November 2007. From 2002 until September 2006, he was President – Gatorade/Propel, and from August 2001 until 2002 he was Senior Vice President and General Manager, Convenience Foods for Frito-Lay North America. Mr. Maniscalco started his career at Quaker Oats in 1980 as a market research analyst. Over the years, he held a wide variety of roles at Quaker Oats, including marketing and general management positions encompassing Quaker’s food, beverages and pet food divisions.

Indra K. Nooyi, 52, has been PepsiCo’s Chief Executive Officer since October 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors on May 2, 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until February 2000 and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining

PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc.

Lionel L. Nowell III, 53, has been Senior Vice President and Treasurer since August 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit, and Director of Internal Audit.

Larry D. Thompson, 62, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in November 2004. Prior to joining PepsiCo, Mr. Thompson served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, he was named to lead the National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April 2000, Mr. Thompson was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, he was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.

Cynthia M. Trudell, 54, is Senior Vice President, Chief Personnel Officer, a position she assumed in February 2007. Ms. Trudell served as a director of PepsiCo from January 2000 until her appointment to her current position. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.

Michael D. White, 56, has been Vice Chairman of PepsiCo and a member of PepsiCo’s Board of Directors since March 2006 and Chairman and Chief Executive Officer of PepsiCo International since February 2003. Prior to that, he served as President and Chief Executive Officer of Frito-Lay’s Europe/Africa/Middle East division from 2000 until February 2003. From 1998 to 2000, Mr. White was Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White has also served as Executive Vice President and Chief Financial Officer of PepsiCo Foods International and Chief Financial Officer of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning. Mr. White is also a director of Whirlpool Corporation.

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

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2007 and 2006 are contained in our Selected Financial Data.

Shareholders – At February 8, 2008, there were approximately 185,000 shareholders of record of our common stock.

Dividends – We target an annual dividend payout of 50% of prior year’s earnings, excluding certain items. Dividends are usually declared in late January or early February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 7, June 6, September 5 and December 5, 2008. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2007 and 2006 is contained in our Selected Financial Data.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter under the $8.5 billion repurchase program authorized by our Board of Directors and publicly announced on May 3, 2006, and expiring on June 30, 2009, is set forth in the table below. All such shares of common stock were repurchased pursuant to open market transactions.

On May 2, 2007 we also publicly announced that our Board of Directors authorized stock purchases of up to an additional $8 billion through June 30, 2010, once the current share repurchase authorization is complete.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
9/8/07				$4,201
9/9/07 –10/6/07	4.3	$71.41	4.3	(305)

				3,896
10/7/07 – 11/3/07	4.6	72.51	4.6	(338)

				3,558
11/4/07 – 12/1/07	3.6	74.58	3.6	(265)

				3,293
12/2/07 – 12/29/07	2.8	77.41	2.8	(218)

Total	15.3	$73.59	15.3	$3,075

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
9/8/07
9/9/07 – 10/6/07	2,600	$363.55	N/A	N/A

10/7/07 – 11/3/07	800	357.84	N/A	N/A

11/4/07 – 12/1/07	3,000	367.97	N/A	N/A

12/2/07 – 12/29/07	4,400	383.50	N/A	N/A

Total	10,800	$372.48	N/A	N/A

Item 6. Selected Financial Data

Selected Financial Data is included on page 101.

Item 7. Management’s Discussion and Analysis

OUR BUSINESS
Our Operations	23
A Perspective from our Chairman and CEO	25
Our Customers	29
Our Distribution Network	30
Our Competition	31
Other Relationships	31
Our Business Risks	31
OUR CRITICAL ACCOUNTING POLICIES
Revenue Recognition	35
Brand and Goodwill Valuations	36
Income Tax Expense and Accruals	37
Pension and Retiree Medical Plans	38
OUR FINANCIAL RESULTS
Items Affecting Comparability	43
Results of Operations – Consolidated Review	44
Results of Operations – Division Review	48
Frito-Lay North America	49
PepsiCo Beverages North America	50
PepsiCo International	52
Quaker Foods North America	53
Our Liquidity and Capital Resources	54

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

Our commitment to sustainable growth, defined as Performance with Purpose, is focused on generating healthy financial returns while giving back to the communities we serve. This includes meeting consumer needs for a spectrum of convenient foods and beverages, reducing our impact on the environment through water, energy and packaging initiatives, and supporting our employees through a diverse and inclusive culture that recruits and retains world-class talent. In September 2007, we were again included on the Dow Jones Sustainability North America Index and were also added to the Dow Jones Sustainability World Index. These lists are compiled annually.

We are organized into four divisions:

•	Frito-Lay North America,

•	PepsiCo Beverages North America,

•	PepsiCo International, and

•	Quaker Foods North America.

Our North American divisions operate in the U.S. and Canada. Our international division sells products in approximately 200 countries, with our largest operations in Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1.

Frito-Lay North America

Frito-Lay North America (FLNA) manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Tostitos tortilla chips, Cheetos cheese flavored snacks, branded dips, Fritos corn chips, Ruffles potato chips, Quaker Chewy granola bars, SunChips multigrain snacks, Rold Gold pretzels, Santitas tortilla chips, Grandma’s cookies, Frito-Lay nuts, Munchies snack mix, Gamesa cookies, Funyuns onion flavored rings, Quaker Quakes corn and rice snacks, Miss Vickie’s potato chips, Stacy’s pita chips, Smartfood popcorn, Chester’s fries, branded crackers and Flat Earth crisps. FLNA branded products are sold to independent distributors and retailers.

PepsiCo Beverages North America

PepsiCo Beverages North America (PBNA) manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, Tropicana Pure Premium, Sierra Mist, Propel, Tropicana juice drinks, Dole, SoBe Life Water, Naked juice and Izze. PBNA also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PBNA licenses the Aquafina water brand to its bottlers and markets this brand. PBNA sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded products are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PBNA’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that bottlers have reported as sold to independent distributors and retailers. Bottler case sales (BCS) and concentrate shipments and equivalents (CSE) are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our revenues are not based on BCS volume, we believe that BCS is a valuable measure as it measures the sell-through of our products at the consumer level.

PepsiCo International

PepsiCo International (PI) manufactures through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Gamesa, Lay’s, Doritos, Walkers, Cheetos, Ruffles and Sabritas. Further, PI manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. PI also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods under the brands Pepsi, 7UP, Mirinda, Mountain Dew, Gatorade and Tropicana. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, PI operates its own bottling plants and distribution facilities. PI also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name). In addition, PI licenses the Aquafina water brand to certain of its authorized bottlers. PI reports two measures of volume. Snack volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks. Beverage volume reflects Company-owned or authorized bottler sales of beverages bearing Company-owned or licensed trademarks to independent distributors and retailers. BCS and CSE are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our revenues are not based on BCS volume, we believe that BCS is a valuable measure as it measures the sell-through of our products at the consumer level.

Quaker Foods North America

Quaker Foods North America (QFNA) manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Life cereal, Cap’n Crunch cereal, Quaker grits, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers.

New Organizational Structure

In the fourth quarter of 2007, we announced a strategic realignment of our organizational structure into three new business units, as follows:

(1)	PepsiCo Americas Foods (PAF), which includes FLNA, QFNA and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

(2)	PepsiCo Americas Beverages (PAB), which includes PBNA and all of our Latin American beverage businesses; and

(3)	PepsiCo International (PI), which includes all PepsiCo businesses in the United Kingdom, Europe, Asia, Middle East and Africa.

In 2008, our three business units will be comprised of six reportable segments, as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	United Kingdom & Europe, and

•	Middle East, Africa & Asia.

In the first quarter of 2008, our historical segment reporting will be restated to reflect the new structure. The segment amounts and discussions reflected in this Form 10-K reflect the management reporting that existed through fiscal year-end 2007.

A Perspective from our Chairman and CEO

The questions below reflect those often asked by our shareholders about key areas of our businesses. The answers come from our Chairman and CEO, Indra Nooyi.

In November 2007, PepsiCo announced a new organizational structure. What drove this decision, and how will the restructuring impact financial results?

Given our robust growth in recent years, we felt it was time to manage the Company as three units instead of two — both to allow us to sustain our growth rate and also to develop global senior leadership talent for PepsiCo’s future. We therefore created three operating business units: PAF, PAB and PI.

We are confident this organizational structure will help us deliver strong top-line performance and profit growth for the following reasons:

•	Each sector has significant scale and growth potential, operates across multiple geographies, and is comprised of both developed and developing markets;

•	This facilitates our ability to leverage both capabilities and innovation between our international and North American businesses;

•	With each sector being of significant scale, more executives will have the opportunity to run large operating businesses and gain global operating experience; and

•	It enables us to extend the competitive advantages of our very successful Power of One initiatives by making them increasingly global.

Finally, investors will receive more granular international performance data, as we will report volume, revenue and operating profit for six PepsiCo segments, versus four in the previous structure.

How is PepsiCo reacting to the changing global economy, particularly the slowing U.S. economy?

It is likely the world economies outside the emerging countries will slow in 2008 – although our businesses have generally proved pretty resilient in past economic downturns. It’s also clear that inflation in commodity costs has accelerated, particularly as it relates to grains and energy. We will be utilizing all of the tools at our disposal to address rising inflation. From a productivity standpoint, we’re accelerating efforts across the entire business system: product formulations, ingredient sourcing, trade efficiencies, manufacturing, go-to-market and administrative expenses. In addition, we will be looking to gain effective pricing, both through innovative new products as well as through a judicious combination of mix management, product weight-outs, and absolute pricing. As always, our decisions are grounded in the consumer, customer and competitive environments in each market.

Underlying these efforts are the important structural advantages we have across the world. Our brands have highly loyal and engaged consumers; they are affordable treats and healthy eats; and the strength of our go-to-market systems makes them readily available to consumers.

And as a team, we remain committed to managing for the long term, executing with excellence and consistently delivering our annual targets.

How are you responding to the category shift in consumer beverage consumption between CSDs and non-carbonated beverages (NCB), particularly in the U.S.?

We know that consumers have changing desires, and we are continually transforming our beverage portfolio in response to these changes.

Consumers respond to innovation in the CSD category, and so we continue to invigorate our flagship CSDs: Pepsi, Diet Pepsi and Mountain Dew. Last year, we launched Diet Pepsi Max in the U.S., a no calorie beverage with the energy boost of added caffeine and ginseng; and we launched Mountain Dew Game Fuel, created in conjunction with Microsoft’s Xbox 360 exclusive title, Halo 3, marking the first time a soft drink has been created specifically for video gamers.

We have also introduced new carbonated juice drinks like Izze, an all-natural sparkling fruit juice brand that we acquired in 2006; and we have a growing energy drink business with Amp Energy, SoBe Adrenaline Rush and No Fear.

In NCBs, we have made great progress in the nutrition category with the acquisition of Naked Juice and our recent introduction of Tropicana Pure.

We have U.S. category leadership positions with many of our NCB brands, including Aquafina, the number one national PET water brand; Lipton, the number one ready-to-drink tea and the number one ready-to-drink coffee with Starbucks Frappuccino.

PepsiCo defines the performance category with our number one sports drink Gatorade; and with our recent launch of G2 we have added a low-calorie, off-the-field hydration answer for athletes. Rounding out the NCB portfolio are great enhanced water brands including our low-calorie reformulated SoBe Life Water and Propel Fitness Waters.

Across the entire spectrum of categories, our continued focus on R&D and innovation as well as consumer insights enable us to adapt and continually meet consumer needs, while still leveraging the global strength of our flagship CSD beverage portfolio.

What progress has PepsiCo made in its SAP implementation?

PepsiCo’s multi-year technology transformation initiative continues on track. At the end of 2007, we kicked off our third major deployment by successfully implementing new capabilities to PCNA and the Quaker, Tropicana and Gatorade businesses (QTG). These implementations build on earlier SAP releases, enhancing the order management and demand planning functions for QTG and deliver new capability to PCNA’s fountain equipment service model. They also lay the groundwork to convert all of the financial processes, contracts and projects to SAP technology.

On the international front we went live with SAP financials at Gamesa and Sabritas and launched our first plant in Saltillo, Mexico; successfully integrated our Duyvis acquisition onto our new global platform; and launched China Beverages. We are working toward 2008 implementations in Egypt and Saudi Arabia.

We remain confident in the capabilities and business case that our transformation initiative will deliver.

PepsiCo’s businesses generate a lot of cash, and some people may believe the Company’s balance sheet is conservative. Will investors see any changes in capital structure, acquisition activity or increased share repurchases?

PepsiCo does generate considerable cash, and we are disciplined about how cash is reinvested in the business. Over the past three years, over $6 billion has been reinvested in the businesses through capital expenditures to fuel growth. All cash not reinvested in the business is returned to our shareholders. Since 2005, $16 billion has been returned to shareholders through a combination of dividends and share repurchases; and in 2007, cash returned to shareholders was up 34%. We will generally use our borrowing capacity in order to fund acquisitions – which was the case in 2007, when we spent $1.3 billion in acquisitions to enhance our future growth and create value for our shareholders. Our current capital structure and debt ratings give us ready access to capital markets and keep our cost of borrowing down.

In 2007, you expanded your joint venture agreements with Starbucks and Unilever. Does this represent a new growth model for PepsiCo?

We have great partnerships on ready-to-drink beverages with both Starbucks and Unilever. If what it takes to win in a certain marketplace is to partner with other brands and together make the pie much bigger, then we will apply that model to grow our businesses.

A key factor in these successful partnerships is that PepsiCo is not simply a distributor. The development of these brands is included in the partnerships between our companies on a worldwide scale, and that certainly distinguishes our model.

Growth will also come from the enormous opportunities we see for tuck-in acquisitions. We are also expanding into adjacent categories through our recently announced acquisition of Penelopa nuts and seeds in Bulgaria and our 2006 purchase of the Duyvis nuts business in Europe. Last year, we entered the salty snacks business in New Zealand with the acquisition of Bluebird Foods, and we expanded our snacks business in Brazil with the purchase of Lucky snacks. We also recently announced a joint venture with the Strauss Group to produce and sell Sabra refrigerated dips and spreads in the U.S. and Canada. In 2007, Sabra was the top-selling and fastest-growing maker of hummus in the U.S. And we expanded our global juice footprint by acquiring U.S.-based Naked Juice, and the Sandora juice business in the Ukraine, which we purchased in a joint venture with PepsiAmericas, Inc. (PAS).

So there are tremendous opportunities for us to continue to grow — through partnerships, as well as organically, and with tuck-in acquisitions.

Our Customers

Our customers include authorized bottlers and independent distributors, including foodservice distributors, and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide the Company with the right to charge our bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.

Since we do not sell directly to the consumer, we rely on and provide financial incentives to our customers to assist in the distribution and promotion of our products. For our independent distributors and retailers, these incentives include volume-based rebates, product placement fees, promotions and displays. For our bottlers, these incentives are referred to as bottler funding and are negotiated annually with each bottler to support a variety of trade and consumer programs, such as consumer incentives, advertising support, new product support, and vending and cooler equipment placement. Consumer incentives include coupons, pricing discounts and promotions, and other promotional offers. Advertising support is directed at advertising programs and supporting bottler media. New product support includes targeted consumer and retailer incentives and direct marketplace support, such as point-of-purchase materials, product placement fees, media and advertising. Vending and cooler equipment placement programs support the acquisition and placement of vending machines and cooler equipment. The nature and type of programs vary annually.

Retail consolidation continues to increase the importance of major customers. In 2007, sales to Wal-Mart (including Sam’s) represented approximately 12% of our total net revenue. Our top five retail customers represented approximately 31% of our 2007 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to PBG represented approximately 9% of our total net revenue. See “Our Related Party Bottlers” and Note 8 for more information on our anchor bottlers.

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is less than 50%, and since we do not control these bottlers, we do not consolidate their results. We include our share of their net income based on our percentage of economic ownership in our income statement as bottling equity income. We have designated three related party bottlers, PBG, PAS and Pepsi Bottling Ventures LLC (PBV), as our anchor bottlers. Our anchor bottlers distribute approximately 58% of our North American beverage volume and approximately 18% of our international beverage volume. Our anchor bottlers participate in the bottler funding programs described above. Approximately 6% of our total 2007 sales incentives are related to these bottlers. See Note 8 for additional information on these related parties and related party commitments and guarantees.

Our Distribution Network

Our products are brought to market through DSD, broker-warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices.

Direct-Store-Delivery

We, our bottlers and our distributors operate direct-store-delivery systems that deliver snacks and beverages directly to retail stores where the products are merchandised by our employees or our bottlers. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products that are restocked often and respond to in-store promotion and merchandising.

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

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In U.S. measured channels, we have a similar share of CSD consumption and a larger share of liquid refreshment beverages consumption, as compared to our chief beverage competitor, The Coca-Cola Company. However, The Coca-Cola Company has a significant CSD share advantage in many markets outside the U.S. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

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

Our Business Risks

We are subject to risks in the normal course of business. See “Risk Factors” in Item 1A. above and “Market Risks” below for more information about these risks.

Risk Management Framework

The achievement of our strategic and operating objectives will necessarily involve taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework to identify, assess, prioritize, manage, monitor and communicate risks across the Company. This framework includes:

•

The PepsiCo Executive Council (PEC), comprised of a cross-functional, geographically diverse, senior management group which identifies, assesses, prioritizes and addresses strategic and reputational risks;

•	Division Risk Committees (DRCs), comprised of cross-functional senior management teams which meet regularly each year to identify, assess, prioritize and address division-specific operating risks;

•

PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PEC and the DRCs, identifies and assesses potential risks, and facilitates ongoing communication between the parties, as well as to PepsiCo’s Audit Committee and Board of Directors;

•	PepsiCo Corporate Audit, which evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures; and

•	PepsiCo’s Compliance Office, which leads and coordinates our compliance policies and practices.

Market Risks

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange rates, and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. We do not use derivative instruments for trading or speculative purposes, and we limit our exposure to individual counterparties to manage credit risk. The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 10 for further discussion of these derivatives and our hedging policies. See “Our Critical Accounting Policies” for a discussion of the exposure of our pension plan assets and pension and retiree medical liabilities to risks related to stock prices and discount rates.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “Risk Factors” in Item 1A. for further discussion.

Commodity Prices

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $5 million at December 29, 2007 and $55 million at December 30, 2006. The open derivative contracts that qualify for hedge accounting resulted in net unrealized gains of less than $1 million at December 29, 2007 and December 30, 2006. We estimate that a 10% decline in commodity prices would have had no impact on our net unrealized gains in 2007.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $105 million at December 29, 2007 and $196 million at December 30, 2006. The open derivative contracts that do not qualify for hedge accounting resulted in net gains of $3 million in 2007 and net losses of $28 million in 2006. We estimate that a 10% decline in commodity prices would have had no impact on our net gains in 2007.

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

Our operations outside of the U.S. generate 44% of our net revenue, with Mexico, the United Kingdom and Canada comprising 19% of our net revenue. As a result, we are exposed to foreign currency risks. During 2007, net favorable foreign currency, primarily due to appreciation in the euro, British pound, Canadian dollar and Brazilian real, contributed 2 percentage points to net revenue growth. Currency declines which are not offset could adversely impact our future results.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We may enter into derivatives to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $1.6 billion at December 29, 2007 and $1.0 billion at December 30, 2006. The contracts that qualify for hedge accounting resulted in net unrealized losses of $44 million at December 29, 2007 and $6 million at December 30, 2006. We estimate that an unfavorable 10% change in the exchange rates would have resulted in net unrealized losses of $152 million in 2007. The contracts not meeting the criteria for hedge accounting resulted in a net gain of $15 million in 2007 and a net loss of $10 million in 2006. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt. Our counterparty credit risk is considered low because these swaps are entered into only with strong creditworthy counterparties and are generally settled on a net basis.

Assuming year-end 2007 variable rate debt and investment levels, a 1-percentage-point increase in interest rates would have decreased net interest expense by $1 million in 2007.

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

Our critical accounting policies arise in conjunction with the following:

•	revenue recognition,

•	brand and goodwill valuations,

•	income tax expense and accruals, and

•	pension and retiree medical plans.

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

As discussed in “Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $11.3 billion in 2007, $10.1 billion in 2006 and $8.9 billion in 2005. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate total annual sales incentives for most of our programs and record a pro rata share in proportion to revenue. Certain arrangements, such as fountain pouring rights, may extend beyond one year. The costs incurred to obtain incentive arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $287 million at year-end 2007 and $297 million at year-end 2006 are included in current assets and other assets on our balance sheet.

We estimate and reserve for our bad debt exposure based on our experience with past due accounts. Bad debt expense is classified within selling, general and administrative expenses in our income statement.

Brand and Goodwill Valuations

We sell products under a number of brand names, many of which were developed by us. The brand development costs are expensed as incurred. We also purchase brands in acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including brands, based on estimated fair value, with any remaining purchase price recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, product life cycles, market share, consumer awareness, brand history and future expansion expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.

We believe that a brand has an indefinite life if it has a history of strong revenue and cash flow performance, and we have the intent and ability to support the brand with marketplace spending for the foreseeable future. If these perpetual brand criteria are not met, brands are amortized over their expected useful lives, which generally range from five to 40 years. Determining the expected life of a brand requires management judgment and is based on an evaluation of a number of factors, including market share, consumer awareness, brand history and future expansion expectations, as well as the macroeconomic environment of the countries in which the brand is sold.

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

We did not recognize any impairment charges for perpetual brands or goodwill in the years presented. As of December 29, 2007, we had $6.4 billion of perpetual brands and goodwill, of which approximately 60% related to Tropicana and Walkers.

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

An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax adjustments from the resolution of prior year tax matters to be such items.

Tax law requires items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our financial statements.

In 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2007 fiscal year. As a result of our adoption of FIN 48, we recognized a $7 million decrease to reserves for income taxes, with a corresponding increase to opening retained earnings. See Note 5 for additional information regarding our tax reserves and our adoption of FIN 48.

In 2007, our annual tax rate was 25.9% compared to 19.3% in 2006 as discussed in “Other Consolidated Results.” The tax rate in 2007 increased 6.6 percentage points primarily reflecting an unfavorable comparison to the prior year’s non-cash tax benefits. In 2008, our annual tax rate is expected to be 27.5%, primarily reflecting the absence of the non-cash tax benefits recorded in 2007.

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

On December 30, 2006, we adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). In connection with our adoption, we recognized the funded status of our pension and retiree medical plans (our Plans) on our balance sheet as of December 30, 2006 with subsequent changes in the funded status recognized in comprehensive income in the years in which they occur. In accordance with SFAS 158, amounts prior to the year of adoption have not been adjusted. SFAS 158 also requires that, no later than 2008, our assumptions used to measure our annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2008 fiscal year, we will change the measurement date for our annual pension and retiree medical expense and all plan assets and liabilities from September 30 to our year-

end balance sheet date. As a result of this change in measurement date, we will record an after-tax $7 million reduction to 2008 opening shareholders’ equity which will be reflected in our 2008 first quarter Form 10-Q. For further information regarding the impact of our adoption of SFAS 158, see Note 7.

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

At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. In the U.S., we use the Moody’s Aa Corporate Bond Index yield (Moody’s Aa Index) and adjust for differences between the average duration of the bonds in this Index and the average duration of our benefit liabilities, based upon a published index. As of the beginning of our 2008 fiscal year, our discount rate will be determined using the Mercer Pension Discount Yield Curve (Mercer Yield Curve). The Mercer Yield Curve uses a portfolio of high-quality bonds rated Aa or higher by Moody’s. We believe the Mercer Yield Curve includes bonds that provide a better match to the timing and amount of expected benefit payments than the Moody’s Aa Index.

The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. As part of our investment strategy, we employ certain equity strategies which, in addition to investing in U.S. and international common and preferred stock, include investing in certain equity- and debt-based securities used collectively to generate returns in excess of certain equity-based indices. Our investment policy also permits the use of derivative instruments to enhance the overall return of the portfolio. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 9.3% from our equity strategies, and 5.8% from our fixed income strategies. Our target investment allocation is 60% for equity strategies and 40% for fixed income strategies. We use a market-related valuation method for recognizing investment gains or losses. For this purpose, investment gains or losses are the difference between the expected and actual return based on the market-related value of assets. This market-related valuation method recognizes investment gains or losses over a five-year period from the year in which they occur, which has the effect of reducing year-to-year volatility. Expense in future periods will be impacted as gains or losses are recognized in the market-related value of assets over the five-year period.

Other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants, which is approximately 11 years for pension expense and approximately 13 years for retiree medical expense.

Effective as of the beginning of our 2008 fiscal year, we amended our U.S. hourly pension plan to increase the amount of participant earnings recognized in determining pension benefits. Additional pension plan amendments were also made as of the beginning of our 2008 fiscal year to comply with legislative and regulatory changes.

The health care trend rate used to determine our retiree medical plan’s liability and expense is reviewed annually. Our review is based on our claim experience, information provided by our health plans and actuaries, and our knowledge of the health care industry. Our review of the trend rate considers factors such as demographics, plan design, new medical technologies and changes in medical carriers.

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2008	2007	2006
Pension
Expense discount rate	6.3%	5.7%	5.6%
Expected rate of return on plan assets	7.6%	7.7%	7.7%
Expected rate of salary increases	4.4%	4.5%	4.4%
Retiree medical
Expense discount rate	6.4%	5.8%	5.7%
Current health care cost trend rate	8.5%	9.0%	10.0%

Sensitivity of Assumptions

A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. The estimated impact of a 25-basis-point decrease in the discount rate on 2008 pension expense is an increase of approximately $36 million. The estimated impact on 2008 pension expense of a 25-basis-point decrease in the expected rate of return is an increase of approximately $17 million.

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

Our pension contributions for 2007 were $230 million, of which $92 million was discretionary. In 2008, we expect to make contributions of up to $150 million with up to $75 million expected to be discretionary. Our cash payments for retiree medical are estimated to be approximately $85 million in 2008. As our retiree medical plans are not subject to regulatory funding requirements, we fund these plans on a pay-as-you-go basis. Our pension and retiree medical contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns, and changes in tax or other benefit laws. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS 157 on our financial statements. We do not expect our adoption to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS 159 will not impact our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial statements.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2007	2006
Operating profit
Restructuring and impairment charges	$(102)	$(67)
Net income
Restructuring and impairment charges	$(70)	$(43)
Tax benefits	$129	$602
PepsiCo share of PBG tax settlement	—	$18
Net income per common share – diluted
Restructuring and impairment charges	$(0.04)	$(0.03)
Tax benefits	$0.08	$0.36
PepsiCo share of PBG tax settlement	—	$0.01

For the items affecting our 2005 results, see Notes 3 and 5, as well as our 2006 Annual Report.

Restructuring and Impairment Charges

In 2007, we incurred a charge of $102 million in conjunction with restructuring actions primarily to close certain plants and rationalize other production lines across FLNA, PBNA and PI.

In 2006, we incurred a charge of $67 million in conjunction with consolidating the manufacturing network at FLNA by closing two plants in the U.S., and rationalizing other assets, to increase manufacturing productivity and supply chain efficiencies.

Tax Benefits

In 2007, we recognized $129 million of non-cash tax benefits related to the favorable resolution of certain foreign tax matters.

In 2006, we recognized non-cash tax benefits of $602 million, substantially all of which related to the Internal Revenue Service’s (IRS) examination of our consolidated tax returns for the years 1998 through 2002.

PepsiCo Share of PBG Tax Settlement

In 2006, the IRS concluded its examination of PBG’s consolidated income tax returns for the years 1999 through 2000 (PBG’s Tax Settlement). Consequently, a non-cash benefit of $21 million was included in bottling equity income as part of recording our share of PBG’s financial results.

Results of Operations — Consolidated Review

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

In 2007, total servings increased over 4% compared to 2006, as servings for beverages worldwide grew 4% and servings for snacks worldwide grew 6%. All of our divisions positively contributed to the total servings growth. In 2006, total servings increased 5.5% compared to 2005, as servings for beverages worldwide grew over 6% and servings for snacks worldwide grew 5%.

Net Revenue and Operating Profit

				Change
	2007	2006	2005	2007	2006
Total net revenue	$39,474	$35,137	$32,562	12%	8%
Operating profit
FLNA	$2,845	$2,615	$2,529	9%	3%
PBNA	2,188	2,055	2,037	6%	1%
PI	2,322	2,016	1,661	15%	21%
QFNA	568	554	537	2.5%	3%
Corporate unallocated	(753)	(738)	(780)	2%	(5)%

Total operating profit	$7,170	$6,502	$5,984	10%	9%

Total operating profit margin	18.2%	18.5%	18.4%	(0.3)	0.1

2007

Net revenue increased 12% primarily reflecting favorable effective net pricing and volume growth. Effective net pricing contributed 4 percentage points and the volume gains contributed 3 percentage points to net revenue growth. The impact of acquisitions contributed 3 percentage points and foreign currency contributed 2 percentage points to net revenue growth.

Total operating profit increased 10% and margin decreased 0.3 percentage points. The operating profit performance reflects leverage from the revenue growth, offset by increased cost of sales, largely due to higher raw material costs. The impact of foreign currency contributed 2 percentage points to operating profit growth. There was no net impact of acquisitions and divestitures on operating profit growth.

2006

Net revenue increased 8% primarily reflecting higher volume and positive effective net pricing across all divisions. The volume gains and the effective net pricing each contributed 3 percentage points to net revenue growth. Acquisitions contributed 1 percentage point and foreign exchange contributed almost 1 percentage point to net revenue growth. The absence of the prior year’s additional week reduced net revenue growth by over 1 percentage point and reduced volume growth by almost 1 percentage point.

Total operating profit increased 9% and margin increased 0.1 percentage points. The operating profit gains reflect the net revenue growth, partially offset by the impact of higher raw material and energy costs across all divisions. The absence of the prior year’s additional week reduced operating profit growth by over 1 percentage point.

Corporate Unallocated Expenses

Corporate unallocated expenses include the costs of our corporate headquarters, centrally managed initiatives, such as our ongoing business transformation initiative in North America, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, and certain commodity derivative gains and losses, as well as profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates and certain other items.

In 2007, corporate unallocated expenses increased 2% primarily reflecting $35 million of increased research and development costs, partially offset by lower pension costs of $18 million. Gains of $19 million from certain mark-to-market derivatives (compared to $18 million of losses in the prior year) were fully offset by the absence of certain other favorable corporate items in the prior year.

In 2006, corporate unallocated expenses decreased $42 million primarily reflecting the absence of a non-recurring charge of $55 million in the prior year to conform our method of accounting across all divisions, primarily for warehouse and freight costs. Higher costs associated with our ongoing business transformation initiative of $35 million, as well as the unfavorable comparison to the prior year’s $25 million gain in connection with the settlement of a class action lawsuit, were offset by the favorable impact of certain other corporate items.

Other Consolidated Results

				Change
	2007	2006	2005	2007	2006
Bottling equity income	$560	$553	$495	1%	12%
Interest expense, net	$(99)	$(66)	$(97)	$(33)	$31
Annual tax rate	25.9%	19.3%	36.1%
Net income	$5,658	$5,642	$4,078	—	38%
Net income per common share – continuing operations – diluted	$3.41	$3.34	$2.39	2%	40%

Bottling equity income includes our share of the net income or loss of our anchor bottlers as described in “ Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis. During 2007, we continued to sell shares of PBG stock to reduce our economic ownership to the level at the time of PBG’s initial public offering, since our ownership has increased as a result of PBG’s share repurchase program. We sold 9.5 million and 10.0 million shares of PBG stock in 2007 and 2006, respectively. The resulting lower ownership percentage reduces the equity income from PBG that we recognize. In November 2007, our Board of Directors approved the sale of additional PBG stock to an economic ownership level of 35%, as well as the sale of PAS stock to the ownership level at the time of the merger with Whitman Corporation in 2000 of about 37%.

2007

Bottling equity income increased 1% reflecting higher earnings from our anchor bottlers, partially offset by the impact of our reduced ownership level in 2007 and lower pre-tax gains on our sale of PBG stock.

Net interest expense increased $33 million primarily reflecting the impact of lower investment balances and higher average rates on our debt, partially offset by higher average interest rates on our investments and lower average debt balances.

The tax rate increased 6.6 percentage points compared to the prior year primarily reflecting an unfavorable comparison to the prior year’s non-cash tax benefits.

Net income remained flat and the related net income per share increased 2%. Our solid operating profit growth was offset by unfavorable comparisons to the non-cash tax benefits and restructuring and impairment charges in the prior year. Additionally, net income per share was favorably impacted by our share repurchases.

2006

Bottling equity income increased 12% primarily reflecting a $186 million pre-tax gain on our sale of PBG stock, which compared favorably to a $126 million pre-tax gain in the prior year. The non-cash gain of $21 million from our share of PBG’s Tax Settlement was fully offset by lower equity income from our anchor bottlers in the current year, primarily resulting from the impact of their respective adoptions of SFAS 123R in 2006.

Net interest expense decreased $31 million primarily reflecting higher average rates on our investments and lower debt balances, partially offset by lower investment balances and the impact of higher average rates on our borrowings.

The tax rate decreased 16.8 percentage points compared to prior year primarily reflecting the non-cash tax benefits recorded in 2006, the absence of the 2005 tax charge related to the American Jobs Creation Act of 2004 (AJCA) and the resolution of certain state income tax audits in the current year.

Net income increased 38% and the related net income per share increased 40%. These increases primarily reflect the non-cash tax benefits recorded in 2006, the absence of the AJCA tax charge and our solid operating profit growth.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on these items and our divisions, see Note 1.

	FLNA	PBNA	PI	QFNA	Total
Net Revenue, 2007	$11,586	$10,230	$15,798	$1,860	$39,474
Net Revenue, 2006	$10,844	$9,565	$12,959	$1,769	$35,137
% Impact of:
Volume(a)	3%	(2)%	7%	2%	3%
Effective net pricing(b)	4	6	3.5	3	4
Foreign exchange	0.5	—	6	1	2
Acquisitions/divestitures	—	2	6	—	3

% Change(c)	7%	7%	22%	5%	12%

	FLNA	PBNA	PI	QFNA	Total
Net Revenue, 2006	$10,844	$9,565	$12,959	$1,769	$35,137
Net Revenue, 2005	$10,322	$9,146	$11,376	$1,718	$32,562
% Impact of:
Volume(a)	1%	3%	6%	1%	3%
Effective net pricing(b)	3	1	4	2	3
Foreign exchange	0.5	—	1	1	1
Acquisitions/divestitures	0.5	—	3	—	1

% Change(c)	5%	5%	14%	3%	8%

(a)

Excludes the impact of acquisitions and divestitures. For PBNA and PI, volume growth varies from the amounts disclosed in the following divisional discussions due primarily to non-consolidated joint venture volume and temporary timing differences between BCS and CSE. Our net revenue for PBNA and PI excludes non-consolidated joint venture volume and is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.
(c)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2007	2006	2005	2007	2006
Net revenue	$11,586	$10,844	$10,322	7	5
Operating profit	$2,845	$2,615	$2,529	9	3

2007

Net revenue grew 7% reflecting volume growth of 3% and positive effective net pricing due to pricing actions and favorable mix. Pound volume grew primarily due to high-single-digit growth in trademark Doritos and double-digit growth in dips, SunChips and multipack. These volume gains were partially offset by a mid-single-digit decline in trademark Lay’s.

Operating profit grew 9% primarily reflecting the net revenue growth, as well as a favorable casualty insurance actuarial adjustment reflecting improved safety performance. This growth was partially offset by higher commodity costs, as well as increased advertising and marketing expenses. Operating profit benefited almost 2 percentage points from the impact of lower restructuring and impairment charges in the current year related to the continued consolidation of the manufacturing network.

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

PepsiCo Beverages North America

				% Change
	2007	2006	2005	2007	2006
Net revenue	$10,230	$9,565	$9,146	7	5
Operating profit	$2,188	$2,055	$2,037	6	1

2007

BCS volume was flat due to a 3% decline in CSDs, entirely offset by a 5% increase in non-carbonated beverages. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi offset slightly by a low-single-digit increase in trademark Sierra Mist. Trademark Mountain Dew volume was flat. Across the brands, regular CSDs experienced a mid-single-digit decline and diet CSDs experienced a low-single-digit decline. The non-carbonated portfolio performance was driven by double-digit growth in Lipton ready-to-drink teas, double-digit growth in waters and enhanced waters under the Aquafina, Propel and SoBe Life Water trademarks and low-single-digit growth in Gatorade, partially offset by a mid-single-digit decline in our juice and juice drinks portfolio as a result of previous price increases.

Net revenue grew 7% driven by effective net pricing, primarily reflecting price increases on Tropicana Pure Premium and CSD concentrate and growth in finished goods beverages. Acquisitions contributed 2 percentage points to net revenue growth.

Operating profit increased 6% reflecting the net revenue growth, partially offset by higher cost of sales, mainly due to increased fruit costs, as well as higher general and administrative costs. The impact of restructuring actions taken in the fourth quarter was fully offset by the favorable impact of Canadian exchange rates during the year. Operating profit was also positively impacted by the absence of amortization expense related to a prior acquisition, partially offset by the absence of a $29 million favorable insurance settlement, both recorded in 2006. The impact of acquisitions reduced operating profit by less than 1 percentage point.

Smart Spot eligible products represented over 70% of net revenue. These products experienced mid-single-digit net revenue growth, while the balance of the portfolio grew in the high-single-digit range.

2006

BCS volume grew 4%. The volume increase was driven by a 14% increase in non-carbonated beverages, partially offset by a 2% decline in CSDs. The non-carbonated portfolio performance was driven by double-digit growth in trademark Aquafina, Gatorade, Lipton ready-to-drink teas, Tropicana juice drinks and Propel. Tropicana Pure Premium experienced a low-single-digit decline in volume. The decline in CSDs reflects a low-single-digit decline in trademark Pepsi, partially offset by a mid-single-digit increase in trademark Sierra Mist and a low-single-digit increase in trademark Mountain Dew. Across the brands, regular CSDs experienced a low-single-digit decline and diet CSDs declined slightly. The additional week in 2005 had no significant impact on volume growth as bottler volume is reported based on a calendar month.

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

PepsiCo International

				% Change
	2007	2006	2005	2007	2006
Net revenue	$15,798	$12,959	$11,376	22	14
Operating profit	$2,322	$2,016	$1,661	15	21

2007

International snacks volume grew 9% reflecting double-digit growth in Russia, the Middle East and Turkey, partially offset by low-single-digit declines at Sabritas in Mexico and Walkers in the United Kingdom. Additionally, Gamesa in Mexico, India and China all grew at double-digit rates. Overall, the Europe, Middle East & Africa region grew 9%, the Latin America region grew 6% and the Asia Pacific region grew 20%. Acquisitions in Europe, New Zealand and Brazil increased the Europe, Middle East & Africa region volume growth by 1 percentage point, the Asia Pacific region volume growth by 7 percentage points and the Latin America region volume growth by 0.5 percentage points, respectively. In aggregate, acquisitions contributed almost 2 percentage points to the reported total PepsiCo International snack volume growth rate.

Beverage volume grew 8% led by double-digit growth in the Middle East, China and Pakistan, partially offset by a low-single-digit decline in Mexico and a high-single-digit decline in Thailand. Additionally, Russia and Brazil grew at double-digit rates. The Europe, Middle East & Africa region grew 11%, the Asia Pacific region grew 8% and the Latin America region grew 4%. The acquisition of a business in Europe increased the Europe, Middle East & Africa region volume growth by 1 percentage point and the total PepsiCo International beverage volume growth by nearly 1 percentage point. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 22% reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 6 percentage points of growth primarily reflecting the favorable euro, British pound and Brazilian real. The net impact of acquisitions and divestitures also contributed 6 percentage points to net revenue growth.

Operating profit grew 15% driven largely by the volume growth and favorable effective net pricing, partially offset by increased raw material costs. Foreign currency contributed 5 percentage points of growth primarily reflecting the favorable British pound, euro and Brazilian real. The net impact of acquisitions and divestitures on operating profit was minimal. The impact of restructuring actions taken in the fourth quarter to reduce costs in our operations, rationalize capacity and realign our organizational structure reduced operating profit growth by 3 percentage points.

2006

International snacks volume grew 9% reflecting double-digit growth in Russia, Turkey, Egypt and India and single-digit growth at Sabritas in Mexico. Overall, the Europe, Middle East & Africa region grew 17%, the Latin America region grew 2.5% and the Asia Pacific region grew 12%. Acquisitions of two businesses in Europe in 2006 increased the Europe, Middle East & Africa region volume growth by nearly 6 percentage points. The acquisition of a business in Australia increased the Asia Pacific region volume growth by 1 percentage point. In aggregate, acquisitions contributed 2 percentage points to the reported total PepsiCo International snack volume growth rate. The absence of the prior year’s additional week reduced the growth rate by 1 percentage point.

Beverage volume grew 9% reflecting broad-based increases led by double-digit growth in the Middle East, China, Argentina, Russia and Venezuela. The Europe, Middle East & Africa region grew 11%, the Asia Pacific region grew 9% and the Latin America region grew 7%. Acquisitions contributed 1 percentage point to the Europe, Middle East & Africa region volume growth rate and contributed slightly to the reported total PepsiCo International beverage volume growth rate. CSDs grew at a high-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 14% primarily as a result of the broad-based volume growth and favorable effective net pricing. The net impact of acquisitions and divestitures contributed nearly 3 percentage points to net revenue growth. Foreign currency contributed 1 percentage point of growth. The absence of the prior year’s additional week reduced net revenue growth by 1 percentage point.

Operating profit grew 21% driven primarily by the net revenue growth, partially offset by increased raw material and energy costs. The net impact of acquisitions and divestitures contributed 1 percentage point of growth. Foreign currency also contributed 1 percentage point of growth. The absence of the prior year’s additional week, which reduced the operating profit growth rate by 1 percentage point, was fully offset by the impact of charges taken in 2005 to reduce costs in our operations and rationalize capacity.

Quaker Foods North America

				% Change
	2007	2006	2005	2007	2006
Net revenue	$1,860	$1,769	$1,718	5	3
Operating profit	$568	$554	$537	2.5	3

2007

Net revenue increased 5% and volume increased 2%. The volume increase reflects mid-single-digit growth in Oatmeal and Life cereal, as well as low-single-digit growth in Cap’n Crunch cereal. These increases were partially offset by a double-digit decline in

Rice-A-Roni. The increase in net revenue primarily reflects price increases taken earlier in the year, as well as the volume growth. Favorable Canadian exchange rates contributed nearly 1 percentage point to net revenue growth.

Operating profit increased 2.5% primarily reflecting the net revenue growth partially offset by increased raw material costs.

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

Operating profit increased 3% primarily reflecting the net revenue growth. Increased cost of sales, primarily driven by higher raw material and energy costs, were largely offset by lower advertising and marketing expenses. The absence of the prior year’s additional week reduced operating profit growth by approximately 2 percentage points.

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

Operating Activities

In 2007, our operations provided $6.9 billion of cash, compared to $6.1 billion in the prior year, primarily reflecting our solid business results. Our operating cash flow in 2006 also reflects a tax payment of $420 million related to our repatriation of international cash in connection with the AJCA.

Investing Activities

In 2007, we used $3.7 billion for our investing activities primarily reflecting capital spending of $2.4 billion and acquisitions of $1.3 billion. Acquisitions primarily included the remaining interest in a snacks joint venture in Latin America, Naked Juice Company and Bluebird Foods, and the acquisition of a minority interest in a juice company in the Ukraine through a joint venture with PAS. Proceeds from our sale of PBG stock of $315 million were offset by net purchases of short-term investments of $383 million. In 2006, capital spending of $2.1 billion and acquisitions of $522 million were mostly offset by net sales of short-term investments of $2.0 billion and proceeds from our sale of PBG stock of $318 million.

We anticipate net capital spending of approximately $2.7 billion in 2008, which is expected to be within our net capital spending target of approximately 5% to 7% of net revenue. Planned capital spending in 2008 includes investments to increase capacity in our snack and beverage businesses to support growth in developing and emerging markets, investments in North America to support growth in key trademarks, and investments in our ongoing business transformation initiative. New capital projects are evaluated on a case-by-case basis and must meet certain payback and internal rate of return targets.

Financing Activities

In 2007, we used $4.0 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $4.3 billion and dividend payments of $2.2 billion, as well as net repayments of short-term borrowings of $395 million. The use of cash was partially offset by stock option proceeds of $1.1 billion and net proceeds from issuances of long-term debt of $1.6 billion. In 2006, we used $6.0 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $3.0 billion and dividend payments of $1.9 billion. Net repayments of short-term borrowings of $2.3 billion were partially offset by stock option proceeds of $1.2 billion.

We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. In the second quarter of 2007, our Board of Directors approved an increase in our targeted dividend payout rate from 45% to 50% of prior year’s earnings, excluding certain items. The Board of Directors also authorized stock repurchases of up to an additional $8 billion through June 30, 2010, once the current share repurchase authorization is complete. The current $8.5 billion authorization began in 2006 and has approximately $3.1 billion remaining. We have historically repurchased significantly more shares each year than we have issued under our stock-based compensation plans, with average net annual repurchases of 1.4% of outstanding shares for the last five years.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value, and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. The table below reconciles the net cash provided by operating activities, as reflected in our cash flow statement, to our management operating cash flow.

	2007	2006	2005
Net cash provided by operating activities	$6,934	$6,084	$5,852
Capital spending	(2,430)	(2,068)	(1,736)
Sales of property, plant and equipment	47	49	88

Management operating cash flow	$4,551	$4,065	$4,204

Management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “ Risk Factors” in Item 1A. and “ Our Business Risks” for certain factors that may impact our operating cash flows.

Credit Ratings

Our debt ratings of Aa2 from Moody’s and A+ from Standard & Poor’s contribute to our ability to access global capital markets. We have maintained strong investment grade ratings for over a decade. Each rating is considered strong investment grade and is in the first quartile of their respective ranking systems. These ratings also reflect the impact of our anchor bottlers’ cash flows and debt.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 for a description of our credit facilities and long-term contractual commitments.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. At year-end 2007, we believe it is remote that these guarantees would require any cash payment. We do not enter into off-balance-sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities. See Note 9 for a description of our off-balance-sheet arrangements.

OUR FINANCIAL RESULTS

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(in millions except per share amounts)	2007	2006	2005
Net Revenue	$39,474	$35,137	$32,562
Cost of sales	18,038	15,762	14,176
Selling, general and administrative expenses	14,208	12,711	12,252
Amortization of intangible assets	58	162	150

Operating Profit	7,170	6,502	5,984
Bottling equity income	560	553	495
Interest expense	(224)	(239)	(256)
Interest income	125	173	159

Income before Income Taxes	7,631	6,989	6,382
Provision for Income Taxes	1,973	1,347	2,304

Net Income	$5,658	$5,642	$4,078

Net Income per Common Share
Basic	$3.48	$3.42	$2.43
Diluted	$3.41	$3.34	$2.39

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(in millions)	2007	2006	2005
Operating Activities
Net income	$5,658	$5,642	$4,078
Depreciation and amortization	1,426	1,406	1,308
Stock-based compensation expense	260	270	311
Excess tax benefits from share-based payment arrangements	(208)	(134)	—
Cash payments for merger-related costs and restructuring charges	—	—	(22)
Pension and retiree medical plan contributions	(310)	(131)	(877)
Pension and retiree medical plan expenses	535	544	464
Bottling equity income, net of dividends	(441)	(442)	(414)
Deferred income taxes and other tax charges and credits	118	(510)	440
Change in accounts and notes receivable	(405)	(330)	(272)
Change in inventories	(204)	(186)	(132)
Change in prepaid expenses and other current assets	(16)	(37)	(56)
Change in accounts payable and other current liabilities	500	223	188
Change in income taxes payable	128	(295)	609
Other, net	(107)	64	227

Net Cash Provided by Operating Activities	6,934	6,084	5,852

Investing Activities
Capital spending	(2,430)	(2,068)	(1,736)
Sales of property, plant and equipment	47	49	88
Proceeds from (Investment in) finance assets	27	(25)	—
Acquisitions and investments in noncontrolled affiliates	(1,320)	(522)	(1,095)
Cash proceeds from sale of PBG stock	315	318	214
Divestitures	—	37	3
Short-term investments, by original maturity
More than three months – purchases	(83)	(29)	(83)
More than three months – maturities	113	25	84
Three months or less, net	(413)	2,021	(992)

Net Cash Used for Investing Activities	(3,744)	(194)	(3,517)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(in millions)	2007	2006	2005
Financing Activities
Proceeds from issuances of long-term debt	$2,168	$51	$25
Payments of long-term debt	(579)	(157)	(177)
Short-term borrowings, by original maturity
More than three months – proceeds	83	185	332
More than three months – payments	(133)	(358)	(85)
Three months or less, net	(345)	(2,168)	1,601
Cash dividends paid	(2,204)	(1,854)	(1,642)
Share repurchases – common	(4,300)	(3,000)	(3,012)
Share repurchases – preferred	(12)	(10)	(19)
Proceeds from exercises of stock options	1,108	1,194	1,099
Excess tax benefits from share-based payment arrangements	208	134	—

Net Cash Used for Financing Activities	(4,006)	(5,983)	(1,878)

Effect of exchange rate changes on cash and cash equivalents	75	28	(21)

Net (Decrease)/Increase in Cash and Cash Equivalents	(741)	(65)	436
Cash and Cash Equivalents, Beginning of Year	1,651	1,716	1,280

Cash and Cash Equivalents, End of Year	$910	$1,651	$1,716

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 29, 2007 and December 30, 2006

(in millions except per share amounts)	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$910	$1,651
Short-term investments	1,571	1,171
Accounts and notes receivable, net	4,389	3,725
Inventories	2,290	1,926
Prepaid expenses and other current assets	991	657

Total Current Assets	10,151	9,130
Property, Plant and Equipment, net	11,228	9,687
Amortizable Intangible Assets, net	796	637
Goodwill	5,169	4,594
Other nonamortizable intangible assets	1,248	1,212

Nonamortizable Intangible Assets	6,417	5,806
Investments in Noncontrolled Affiliates	4,354	3,690
Other Assets	1,682	980

Total Assets	$34,628	$29,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term obligations	$—	$274
Accounts payable and other current liabilities	7,602	6,496
Income taxes payable	151	90

Total Current Liabilities	7,753	6,860
Long-Term Debt Obligations	4,203	2,550
Other Liabilities	4,792	4,624
Deferred Income Taxes	646	528

Total Liabilities	17,394	14,562
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(132)	(120)
Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued 1,782 shares)	30	30
Capital in excess of par value	450	584
Retained earnings	28,184	24,837
Accumulated other comprehensive loss	(952)	(2,246)

	27,712	23,205
Less: repurchased common stock, at cost (177 and 144 shares, respectively)	(10,387)	(7,758)

Total Common Shareholders’ Equity	17,325	15,447

Total Liabilities and Shareholders’ Equity	$34,628	$29,930

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Shareholders’ Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007		2006		2005
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	1,782	$30	1,782	$30	1,782	$30

Capital in Excess of Par Value
Balance, beginning of year		584		614		618
Stock-based compensation expense		260		270		311
Stock option exercises/RSUs converted(a)		(347)		(300)		(315)
Withholding tax on RSUs converted		(47)		—		—

Balance, end of year		450		584		614

Retained Earnings
Balance, beginning of year		24,837		21,116		18,730
Adoption of FIN 48		7		—		—

Adjusted balance, beginning of year		24,844		—		—
Net income		5,658		5,642		4,078
Cash dividends declared – common		(2,306)		(1,912)		(1,684)
Cash dividends declared – preferred		(2)		(1)		(3)
Cash dividends declared – RSUs		(10)		(8)		(5)

Balance, end of year		28,184		24,837		21,116

Accumulated Other Comprehensive Loss
Balance, beginning of year		(2,246)		(1,053)		(886)
Currency translation adjustment		719		465		(251)
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(60)		(18)		54
Reclassification of losses/(gains) to net income		21		(5)		(8)
Adoption of SFAS 158		—		(1,782)		—
Pension and retiree medical, net of tax:
Net pension and retiree medical gains		464		—		—
Reclassification of net losses to net income		135		—		—
Minimum pension liability adjustment, net of tax		—		138		16
Unrealized gain on securities, net of tax		9		9		24
Other		6		—		(2)

Balance, end of year		(952)		(2,246)		(1,053)

Repurchased Common Stock
Balance, beginning of year	(144)	(7,758)	(126)	(6,387)	(103)	(4,920)
Share repurchases	(64)	(4,300)	(49)	(3,000)	(54)	(2,995)
Stock option exercises	28	1,582	31	1,619	31	1,523
Other, primarily RSUs converted	3	89	—	10	—	5

Balance, end of year	(177)	(10,387)	(144)	(7,758)	(126)	(6,387)

Total Common Shareholders’ Equity		$17,325		$15,447		$14,320

		2007		2006		2005
Comprehensive Income
Net income		$5,658		$5,642		$4,078
Currency translation adjustment		719		465		(251)
Cash flow hedges, net of tax		(39)		(23)		46
Minimum pension liability adjustment, net of tax		—		5		16
Pension and retiree medical, net of tax
Net prior service cost		(105)		—		—
Net gains		704		—		—
Unrealized gain on securities, net of tax		9		9		24
Other		6		—		(2)

Total Comprehensive Income		$6,952		$6,098		$3,911

(a) Includes total tax benefits of $216 million in 2007, $130 million in 2006 and $125 million in 2005.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statement s

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our economic ownership interest. We do not control these other affiliates, as our ownership in these other affiliates is generally less than 50%. Our share of the net income of our anchor bottlers is reported in our income statement as bottling equity income. Bottling equity income also includes any changes in our ownership interests of these affiliates. Bottling equity income includes $174 million, $186 million and $126 million of pre-tax gains on our sales of PBG stock in 2007, 2006 and 2005, respectively. See Note 8 for additional information on our significant noncontrolled bottling affiliates. Intercompany balances and transactions are eliminated. In 2005, we had an additional week of results (53rd week). Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

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

See “Our Divisions” below and for additional unaudited information on items affecting the comparability of our consolidated results, see “Items Affecting Comparability” in Management’s Discussion and Analysis.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2007 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods through our North American and international business divisions. Our North American divisions include the U.S. and Canada. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions. For additional unaudited information on our divisions, see “Our Operations” in Management’s Discussion and Analysis. The accounting policies for the divisions are the same as those described in Note 2, except for the following certain allocation methodologies:

•	stock-based compensation expense,

•	pension and retiree medical expense, and

•	derivatives.

Stock-Based Compensation Expense

Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2007 was approximately 29% to FLNA, 17% to PBNA, 34% to PI, 4% to QFNA and 16% to corporate unallocated expenses. We had similar allocations of stock-based compensation expense to our divisions in 2006 and 2005. The expense allocated to our divisions excludes any impact of changes in our Black-Scholes assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

Pension and Retiree Medical Expense

Pension and retiree medical service costs measured at a fixed discount rate, as well as amortization of gains and losses due to demographics, including salary experience, are reflected in division results for North American employees. Division results also include interest costs, measured at a fixed discount rate, for retiree medical plans. Interest costs for the pension plans, pension asset returns and the impact of pension funding, and gains and losses other than those due to demographics, are all reflected in corporate unallocated expenses. In addition, corporate unallocated expenses include the difference between the service costs measured at a fixed discount rate (included in division results as noted above) and the total service costs determined using the Plans’ discount rates as disclosed in Note 7.

Derivatives

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

New Organizational Structure

In the fourth quarter of 2007, we announced a strategic realignment of our organizational structure. For additional unaudited information on our new organizational structure, see “Our Operations” in Management’s Discussion and Analysis. In the first quarter of 2008, our historical segment reporting will be restated to reflect the new structure. The segment amounts and discussions reflected in this Form 10-K reflect the management reporting that existed through fiscal year-end 2007.

	2007	2006	2005	2007	2006	2005
	Net Revenue			Operating Profit
FLNA	$11,586	$10,844	$10,322	$2,845	$2,615	$2,529
PBNA	10,230	9,565	9,146	2,188	2,055	2,037
PI	15,798	12,959	11,376	2,322	2,016	1,661
QFNA	1,860	1,769	1,718	568	554	537

Total division	39,474	35,137	32,562	7,923	7,240	6,764
Corporate	—	—	—	(753)	(738)	(780)

	$39,474	$35,137	$32,562	$7,170	$6,502	$5,984

Corporate

Corporate includes costs of our corporate headquarters, centrally managed initiatives, such as our ongoing business transformation initiative in North America, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, and certain commodity derivative gains and losses, as well as profit-in-inventory elimination adjustments for our noncontrolled bottling affiliates and certain other items.

Other Division Information

	2007	2006	2005	2007	2006	2005
	Total Assets			Capital Spending
FLNA	$6,270	$5,969	$5,948	$624	$499	$512
PBNA	7,130	6,567	6,316	430	492	320
PI	14,747	11,571	10,229	1,108	835	667
QFNA	1,002	1,003	989	41	31	31

Total division	29,149	25,110	23,482	2,203	1,857	1,530
Corporate (a)	2,124	1,739	5,331	227	211	206
Investments in bottling affiliates	3,355	3,081	2,914	—	—	—

	$34,628	$29,930	$31,727	$2,430	$2,068	$1,736

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, and property, plant and equipment.

	2007	2006	2005	2007	2006	2005
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$9	$9	$3	$437	$432	$419
PBNA	11	77	76	302	282	264
PI	38	76	71	564	478	420
QFNA	—	—	—	34	33	34

Total division	58	162	150	1,337	1,225	1,137
Corporate	—	—	—	31	19	21

	$58	$162	$150	$1,368	$1,244	$1,158

	2007	2006	2005	2007	2006	2005
	Net Revenue(a)			Long-Lived Assets(b)
U.S.	$21,978	$20,788	$19,937	$12,498	$11,515	$10,723
Mexico	3,498	3,228	3,095	1,067	996	902
United Kingdom	1,987	1,839	1,821	2,090	1,995	1,715
Canada	1,961	1,702	1,509	699	589	582
All other countries	10,050	7,580	6,200	6,441	4,725	3,948

	$39,474	$35,137	$32,562	$22,795	$19,820	$17,870

(a)	Represents net revenue from businesses operating in these countries.

(b)

Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets, and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for warehouse-distributed products is to replace damaged and out-of-date products. Based on our historical experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis. We are exposed to concentration of credit risk by our customers, Wal-Mart and PBG. In 2007, Wal-Mart (including Sam’s) represented approximately 12% of our total net revenue, including concentrate sales to our bottlers which are used in finished goods sold by them to Wal-Mart; and PBG represented approximately 9%. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives and discounts through various programs to our customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $11.3 billion in 2007, $10.1 billion in 2006 and $8.9 billion in 2005. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $287 million at December 29, 2007 and $297 million at December 30, 2006 are included in current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Other marketplace spending, which includes the costs of advertising and other marketing activities, totaled $2.9 billion in 2007, $2.7 billion in 2006 and $2.8 billion in 2005 and is reported as selling, general and administrative expenses. Included in these amounts were advertising expenses of $1.9 billion in 2007, $1.7 billion in 2006 and $1.8 billion in 2005. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,

•	promotional materials in inventory, and

•	production costs of future media advertising.

Deferred advertising costs of $160 million and $171 million at year-end 2007 and 2006, respectively, are classified as prepaid expenses on our balance sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $5.1 billion in 2007, $4.6 billion in 2006 and $4.1 billion in 2005.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less which we do not intend to rollover beyond three months.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to seven years. Net capitalized software and development costs were $652 million at December 29, 2007 and $537 million at December 30, 2006.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $364 million in 2007, $282 million in 2006 and $280 million in 2005 and are reported as selling, general and administrative expenses.

Other Significant Accounting Policies

Our other significant accounting policies are disclosed as follows:

•

Property, Plant and Equipment and Intangible Assets – Note 4, and for additional unaudited information on brands and goodwill, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Income Taxes – Note 5, and for additional unaudited information, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Pension, Retiree Medical and Savings Plans – Note 7, and for additional unaudited information, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

•	Risk Management – Note 10, and for additional unaudited information, see “Our Business Risks” in Management’s Discussion and Analysis.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. However, the FASB has deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS 157 on our financial statements. We do not expect our adoption to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS 159 will not impact our financial statements.

In December 2007, the FASB issued SFAS 141R and SFAS 160 to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial statements.

Note 3 – Restructuring and Impairment Charges

2007 Restructuring and Impairment Charge

In 2007, we incurred a charge of $102 million ($70 million after-tax or $0.04 per share) in conjunction with restructuring actions primarily to close certain plants and rationalize other production lines across FLNA, PBNA and PI. The charge was comprised of $57 million of asset impairments, $33 million of severance and other employee-related costs and $12 million of other costs and was recorded in selling, general and administrative expenses in our income statement. Employee-related costs primarily reflect the termination costs for approximately 1,100 employees. Substantially all cash payments related to this charge are expected to be paid by the end of 2008.

A summary of the restructuring and impairment charge by division is as follows:

	Asset Impairments	Severance and Other Employee Costs	Other Costs	Total
FLNA	$19	$—	$9	$28
PBNA	—	11	—	11
PI	38	22	3	63

	$57	$33	$12	$102

2006 Restructuring and Impairment Charge

In 2006, we incurred a charge of $67 million ($43 million after-tax or $0.03 per share) in conjunction with consolidating the manufacturing network at FLNA by closing two plants in the U.S., and rationalizing other assets, to increase manufacturing productivity and supply chain efficiencies. The charge was comprised of $43 million of asset impairments, $14 million of severance and other employee-related costs and $10 million of other costs. Employee-related costs primarily reflect the termination costs for approximately 380 employees. All cash payments related to this charge were paid by the end of 2007.

2005 Restructuring Charge

In 2005, we incurred a charge of $83 million ($55 million after-tax or $0.03 per share) in conjunction with actions taken to reduce costs in our operations, principally through headcount reductions. Of this charge, $34 million related to FLNA, $21 million to PBNA, $16 million to PI and $12 million to Corporate. Most of this charge related to the termination of approximately 700 employees. As of December 30, 2006, all terminations had occurred, and as of December 29, 2007, no accrual remains.

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life		2007	2006	2005
Property, plant and equipment, net
Land and improvements	10 – 34	yrs.	$864	$756
Buildings and improvements	20 – 44		4,577	4,095
Machinery and equipment, including fleet and software	5 – 14		14,471	12,768
Construction in progress			1,984	1,439

			21,896	19,058
Accumulated depreciation			(10,668)	(9,371)

			$11,228	$9,687

Depreciation expense			$1,304	$1,182	$1,103

Amortizable intangible assets, net
Brands	5 – 40		$1,476	$1,288
Other identifiable intangibles	3 – 15		344	290

			1,820	1,578
Accumulated amortization			(1,024)	(941)

			$796	$637

Amortization expense			$58	$162	$150

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on average 2007 foreign exchange rates, is expected to be $62 million in 2008, $60 million in 2009, $60 million in 2010, $59 million in 2011 and $59 million in 2012.

Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. For additional unaudited information on our amortizable brand policies, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

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

	Balance, Beginning 2006	Acquisitions	Translation and Other	Balance, End of 2006	Acquisitions	Translation and Other	Balance, End of 2007
FLNA
Goodwill	$145	$139	$—	$284	$—	$27	$311

PBNA
Goodwill	2,164	39	—	2,203	146	20	2,369
Brands	59	—	—	59	—	—	59

	2,223	39	—	2,262	146	20	2,428

PI
Goodwill	1,604	183	145	1,932	236	146	2,314
Brands	1,026	—	127	1,153	—	36	1,189

	2,630	183	272	3,085	236	182	3,503

QFNA
Goodwill	175	—	—	175	—	—	175

Corporate
Pension intangible	1	—	(1)	—	—	—	—

Total goodwill	4,088	361	145	4,594	382	193	5,169
Total brands	1,085	—	127	1,212	—	36	1,248
Total pension intangible	1	—	(1)	—	—	—	—

	$5,174	$361	$271	$5,806	$382	$229	$6,417

Note 5 — Income Taxes

	2007	2006	2005
Income before income taxes
U.S.	$4,085	$3,844	$3,175
Foreign	3,546	3,145	3,207

	$7,631	$6,989	$6,382

Provision for income taxes
Current: U.S. Federal	$1,422	$776	$1,638
Foreign	489	569	426
State	104	56	118

	2,015	1,401	2,182

Deferred: U.S. Federal	22	(31)	137
Foreign	(66)	(16)	(26)
State	2	(7)	11

	(42)	(54)	122

	$1,973	$1,347	$2,304

Tax rate reconciliation
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	0.9	0.5	1.4
Lower taxes on foreign results	(6.5)	(6.5)	(6.5)
Tax settlements	(1.7)	(8.6)	—
Taxes on AJCA repatriation	—	—	7.0
Other, net	(1.8)	(1.1)	(0.8)

Annual tax rate	25.9%	19.3%	36.1%

Deferred tax liabilities
Investments in noncontrolled affiliates	$1,163	$1,103
Property, plant and equipment	828	784
Intangible assets other than nondeductible goodwill	280	169
Pension benefits	148	—
Other	136	248

Gross deferred tax liabilities	2,555	2,304

Deferred tax assets
Net carryforwards	722	667
Stock-based compensation	425	443
Retiree medical benefits	528	541
Other employee-related benefits	447	342
Pension benefits	—	38
Deductible state tax and interest benefits	189	—
Other	618	592

Gross deferred tax assets	2,929	2,623
Valuation allowances	(695)	(624)

Deferred tax assets, net	2,234	1,999

Net deferred tax liabilities	$321	$305

	2007	2006	2005
Deferred taxes included within:
Assets:
Prepaid expenses and other current assets	$325	$223
Liabilities:
Deferred income taxes	$646	$528

Analysis of valuation allowances
Balance, beginning of year	$624	$532	$564
Provision/(benefit)	39	71	(28)
Other additions/(deductions)	32	21	(4)

Balance, end of year	$695	$624	$532

For additional unaudited information on our income tax policies, including our reserves for income taxes, see “ Our Critical Accounting Policies” in Management’s Discussion and Analysis.

In 2007, we recognized $129 million of non-cash tax benefits related to the favorable resolution of certain foreign tax matters. In 2006, we recognized non-cash tax benefits of $602 million, substantially all of which related to the IRS’s examination of our consolidated income tax returns for the years 1998 through 2002. In 2005, we repatriated approximately $7.5 billion in earnings previously considered indefinitely reinvested outside the U.S. and recorded income tax expense of $460 million related to the AJCA. The AJCA created a one-time incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction.

Reserves

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

•

the U.S. – in 2006, the IRS issued a Revenue Agent’s Report (RAR) related to the years 1998 through 2002. We are in agreement with their conclusion, except for one matter which we continue to dispute. We made the appropriate cash payment during 2006 to settle the agreed-upon issues, and we do not anticipate the resolution of the open matter will significantly impact our financial statements. In 2007, the IRS initiated their audit of our U.S. tax returns for the years 2003 through 2005;

•	Mexico – in 2006, we completed and agreed with the conclusions of an audit of our tax returns for the years 2001 through 2005;

•	the United Kingdom – audits have been completed for all taxable years prior to 2004; and

•

Canada – audits have been completed for all taxable years through 2004. We are disputing some of the adjustments for the years 1999 through 2004. We do not anticipate the resolution of the 1999 through 2004 tax years will significantly impact our financial statements. The Canadian tax return for 2005 is currently under audit and no adjustments are expected to significantly impact our financial statements.

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

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2007 fiscal year. As a result of our adoption of FIN 48, we recognized a $7 million decrease to reserves for income taxes, with a corresponding increase to opening retained earnings.

As of December 29, 2007, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.5 billion. Of that amount, $1.4 billion, if recognized, would affect our effective tax rate. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $338 million as of December 29, 2007, of which $34 million was recognized in 2007.

A rollforward of our reserves in 2007 for all federal, state and foreign tax jurisdictions, is as follows:

Balance, beginning of year	$1,435
FIN 48 adoption adjustment to retained earnings	(7)
Reclassification of deductible state tax and interest benefits to other balance sheet accounts	(144)

Adjusted balance, beginning of year	1,284
Additions for tax positions related to the current year	264
Additions for tax positions from prior years	151
Reductions for tax positions from prior years	(73)
Settlement payments	(174)
Statute of limitations expiration	(7)
Currency translation adjustment	16

Balance, end of year	$1,461

Carryforwards and Allowances

Operating loss carryforwards totaling $7.1 billion at year-end 2007 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.5 billion in 2008, $5.6 billion between 2009 and 2027 and $1.0 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Undistributed International Earnings

At December 29, 2007, we had approximately $14.7 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.

Mexico Tax Legislation

In October 2007, Mexico enacted new tax legislation effective January 1, 2008. The deferred tax impact was not material and is reflected in our effective tax rate in 2007.

Note 6 — Stock-Based Compensation

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. A majority of our employees participate in our stock-based compensation program, which includes our broad-based SharePower program established in 1989 to grant an annual award of stock options to all eligible employees, based on job level or classification and, in the case of international employees, tenure as well. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our Board. Beginning in 2007, members of our Board of Directors no longer receive stock-based compensation grants. Stock options and restricted stock units (RSU) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP), our only active stock-based plan. Stock-based compensation expense was $260 million in 2007, $270 million in 2006 and $311 million in 2005. Related income tax benefits recognized in earnings were $77 million in 2007, $80 million in 2006 and $87 million in 2005. Stock-based compensation cost capitalized in connection with our ongoing business transformation initiative was $3 million in 2007, $3 million in 2006, and $4 million in 2005. At year-end 2007, 67 million shares were available for future stock-based compensation grants.

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

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2007	2006	2005
Expected life	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	4.8%	4.5%	3.8%
Expected volatility	15%	18%	23%
Expected dividend yield	1.9%	1.9%	1.8%

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

A summary of our stock-based compensation activity for the year ended December 29, 2007 is presented below:

Our Stock Option Activity

	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 30, 2006	127,749	$44.24
Granted	11,671	65.12
Exercised	(28,116)	39.34
Forfeited/expired	(2,496)	56.04

Outstanding at December 29, 2007	108,808	$47.47	5.26	$3,216,316

Exercisable at December 29, 2007	75,365	$42.65	3.97	$2,590,994

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity

	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 30, 2006	7,885	$53.38
Granted	2,342	65.21
Converted	(2,361)	47.83
Forfeited/expired	(496)	$57.73

Outstanding at December 29, 2007	7,370	$58.63	1.28	$567,706

(a)	RSUs are in thousands.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Other Stock-Based Compensation Data

	2007	2006	2005
Stock Options
Weighted-average fair value of options granted	$13.56	$12.81	$13.45
Total intrinsic value of options exercised(a)	$826,913	$686,242	$632,603

RSUs
Total number of RSUs granted(a)	2,342	2,992	3,097
Weighted-average intrinsic value of RSUs granted	$65.21	$58.22	$53.83
Total intrinsic value of RSUs converted(a)	$125,514	$10,934	$4,974

(a)	In thousands.

At December 29, 2007, there was $287 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.5 years.

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

Other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants, which is approximately 11 years for pension expense and approximately 13 years for retiree medical expense.

On December 30, 2006, we adopted SFAS 158. In connection with our adoption, we recognized the funded status of our Plans on our balance sheet as of December 30, 2006 with subsequent changes in the funded status recognized in comprehensive income in the years in which they occur. In accordance with SFAS 158, amounts prior to the year of adoption have not been adjusted. SFAS 158 also requires that, no later than 2008, our assumptions used to measure our annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2008 fiscal year, we will change the measurement date for our annual pension and retiree medical expense and all plan assets and liabilities from September 30 to our year-end balance sheet date. As a result of this change in measurement date, we will record an after-tax $7 million reduction to 2008 opening shareholders’ equity which will be reflected in our 2008 first quarter Form 10-Q.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	2007	2006	2007	2006	2007	2006
	U.S.		International
Change in projected benefit liability
Liability at beginning of year	$5,947	$5,771	$1,511	$1,263	$1,370	$1,312
Service cost	244	245	59	52	48	46
Interest cost	338	319	81	68	77	72
Plan amendments	147	11	4	8	—	—
Participant contributions	—	—	14	12	—	—
Experience (gain)/loss	(309)	(163)	(155)	20	(80)	(34)
Benefit payments	(319)	(233)	(46)	(38)	(77)	(75)
Settlement/curtailment loss	—	(7)	—	(6)	—	—
Special termination benefits	—	4	—	—	—	1
Foreign currency adjustment	—	—	96	126	9	—
Other	—	—	31	6	7	48

Liability at end of year	$6,048	$5,947	$1,595	$1,511	$1,354	$1,370

Change in fair value of plan assets
Fair value at beginning of year	$5,378	$5,086	$1,330	$1,099	$—	$—
Actual return on plan assets	654	513	122	112	—	—
Employer contributions/funding	69	19	58	30	77	75
Participant contributions	—	—	14	12	—	—
Benefit payments	(319)	(233)	(46)	(38)	(77)	(75)
Settlement/curtailment loss	—	(7)	—	—	—	—
Foreign currency adjustment	—	—	91	116	—	—
Other	—	—	26	(1)	—	—

Fair value at end of year	$5,782	$5,378	$1,595	$1,330	$—	$—

Reconciliation of funded status
Funded status	$(266)	$(569)	$—	$(181)	$(1,354)	$(1,370)
Adjustment for fourth quarter contributions	15	6	107	13	19	16
Adjustment for fourth quarter special termination benefits	(5)	—	—	—	—	—

Net amount recognized	$(256)	$(563)	$107	$(168)	$(1,335)	$(1,354)

Amounts recognized
Other assets	$440	$185	$187	$6	$—	$—
Other current liabilities	(24)	(19)	(3)	(2)	(88)	(84)
Other liabilities	(672)	(729)	(77)	(172)	(1,247)	(1,270)

Net amount recognized	$(256)	$(563)	$107	$(168)	$(1,335)	$(1,354)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss	$1,136	$1,836	$287	$475	$276	$364
Prior service cost/(credit)	156	13	28	24	(88)	(101)

Total	$1,292	$1,849	$315	$499	$188	$263

	Pension				Retiree Medical
	2007	2006	2007	2006	2007	2006
	U.S.		International
Components of the (decrease)/increase in net loss
Change in discount rate	$(292)	$(123)	$(224)	$2	$(50)	$(30)
Employee-related assumption changes	—	(45)	61	6	(9)	—
Liability-related experience different from assumptions	(17)	5	7	6	(21)	(4)
Actual asset return different from expected return	(255)	(122)	(25)	(30)	—	—
Amortization of losses	(136)	(164)	(30)	(29)	(18)	(21)
Other, including foreign currency adjustments and 2003 Medicare Act	—	(3)	23	46	10	17

Total	$(700)	$(452)	$(188)	$1	$(88)	$(38)

Liability at end of year for service to date	$5,026	$4,998	$1,324	$1,239

Components of benefit expense are as follows:

	Pension						Retiree Medical
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	U.S.			International
Components of benefit expense
Service cost	$244	$245	$213	$59	$52	$32	$48	$46	$40
Interest cost	338	319	296	81	68	55	77	72	78
Expected return on plan assets	(399)	(391)	(344)	(97)	(81)	(69)	—	—	—
Amortization of prior service cost/(credit)	5	3	3	3	2	1	(13)	(13)	(11)
Amortization of net loss	136	164	106	30	29	15	18	21	26

	324	340	274	76	70	34	130	126	133
Settlement/curtailment loss	—	3	—	—	—	—	—	—	—
Special termination benefits	5	4	21	—	—	—	—	1	2

Total	$329	$347	$295	$76	$70	$34	$130	$127	$135

The estimated amounts to be amortized from accumulated other comprehensive loss into benefit expense in 2008 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$56	$20	$7
Prior service cost/(credit)	20	3	(12)

Total	$76	$23	$(5)

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	U.S.			International
Weighted average assumptions
Liability discount rate	6.2%	5.8%	5.7%	5.8%	5.2%	5.1%	6.1%	5.8%	5.7%
Expense discount rate	5.8%	5.7%	6.1%	5.2%	5.1%	6.1%	5.8%	5.7%	6.1%
Expected return on plan assets	7.8%	7.8%	7.8%	7.3%	7.3%	8.0%
Rate of salary increases	4.7%	4.5%	4.4%	3.9%	3.9%	4.1%

The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	2007	2006	2007	2006	2007	2006
	U.S.		International
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(364)	$(387)	$(72)	$(286)
Fair value of plan assets	$—	$1	$13	$237
Selected information for plans with benefit liability in excess of plan assets
Benefit liability	$(707)	$(754)	$(384)	$(1,387)	$(1,354)	$(1,370)
Fair value of plan assets	$—	$1	$278	$1,200

Of the total projected pension benefit liability at year-end 2007, $658 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments and Funding

Our estimated future benefit payments are as follows:

	2008	2009	2010	2011	2012	2013-17
Pension	$290	$315	$350	$385	$425	$2,755
Retiree medical(a)	$95	$100	$105	$110	$115	$640

(a)

Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $10 million for each of the years from 2008 through 2012 and approximately $70 million in total for 2013 through 2017.

These future benefits to beneficiaries include payments from both funded and unfunded pension plans.

In 2008, we expect to make pension contributions of up to $150 million, with up to $75 million expected to be discretionary. Our cash payments for retiree medical are estimated to be approximately $85 million in 2008.

Pension Assets

Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they are due. Our overall investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve our long-term return expectation. As part of our investment strategy, we employ certain equity strategies which, in addition to investing in U.S. and international common and preferred stock, include investing in certain equity- and debt-based securities used collectively to generate returns in excess of certain equity-based indices. Debt-based securities represent approximately a third of our equity strategy portfolio as of year-end 2007 and 2006. Our investment policy also permits the use of derivative instruments to enhance the overall return of the portfolio. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 9.3% from our equity strategies, and 5.8% from our fixed income strategies. Our target investment allocation is 60% for equity strategies and 40% for fixed income strategies. Our actual pension plan asset allocations, consistent with our investment approach and with how we view and manage our overall investment portfolio, for the plan years 2007 and 2006, are as follows:

	Actual Allocation
Asset Category	2007	2006
Equity strategies	61%	61%
Fixed income strategies	38%	39%
Other, primarily cash	1%	—

Total	100%	100%

The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. We use a market-related valuation method for recognizing investment gains or losses. For this purpose, investment gains or losses are the difference between the expected and actual return based on the market-related value of assets. This market-related valuation method recognizes investment gains or losses over a five-year period from the year in which they occur, which has the effect of reducing year-to-year volatility. Pension expense in future periods will be impacted as gains or losses are recognized in the market-related value of assets over the five-year period.

Pension assets include 5.5 million shares of PepsiCo common stock with a market value of $401 million in 2007, and 5.5 million shares with a market value of $358 million in 2006. Our investment policy limits the investment in PepsiCo stock at the time of investment to 10% of the fair value of plan assets.

As of December 29, 2007, approximately 3%, or approximately $165 million, of securities in the investment portfolio of our U.S. pension plans are subprime mortgage holdings. We do not believe that the ultimate realization of such investments will result in a material impact to future pension expense, future contributions or the funded status of our plans.

Retiree Medical Cost Trend Rates

An average increase of 8.5% in the cost of covered retiree medical benefits is assumed for 2008. This average increase is then projected to decline gradually to 5% in 2014 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2007 service and interest cost components	$5	$(4)
2007 benefit liability	$55	$(48)

Savings Plan

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to help employees accumulate additional savings for retirement. We make matching contributions on a portion of eligible pay based on years of service. In 2007 and 2006, our matching contributions were $62 million and $56 million, respectively.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 8 — Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are PBG and PAS. Sales to PBG reflect approximately 9% of our total net revenue in 2007 and approximately 10% in 2006 and 2005.

The Pepsi Bottling Group

In addition to approximately 35% and 38% of PBG’s outstanding common stock that we own at year-end 2007 and 2006, respectively, we own 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. Bottling equity income includes $174 million, $186 million and $126 million of pre-tax gains on our sales of PBG stock in 2007, 2006 and 2005, respectively.

PBG’s summarized financial information is as follows:

	2007	2006	2005
Current assets	$3,086	$2,749
Noncurrent assets	10,029	9,178

Total assets	$13,115	$11,927

Current liabilities	$2,215	$2,051
Noncurrent liabilities	7,312	7,252
Minority interest	973	540

Total liabilities	$10,500	$9,843

Our investment	$2,022	$1,842

Net revenue	$13,591	$12,730	$11,885
Gross profit	$6,221	$5,830	$5,540
Operating profit	$1,071	$1,017	$1,023
Net income	$532	$522	$466

Our investment in PBG, which includes the related goodwill, was $507 million and $500 million higher than our ownership interest in their net assets at year-end 2007 and 2006, respectively. Based upon the quoted closing price of PBG shares at year-end 2007 and 2006, the calculated market value of our shares in PBG exceeded our investment balance, excluding our investment in Bottling Group, LLC, by approximately $1.7 billion and $1.4 billion, respectively.

Additionally, in 2007, we formed a joint venture with PBG, comprising our concentrate and PBG’s bottling businesses in Russia. PBG holds a 60% majority interest in the joint venture and consolidates the entity. We account for our interest of 40% under the equity method of accounting.

PepsiAmericas

At year-end 2007 and 2006, we owned approximately 44% of PAS, and their summarized financial information is as follows:

	2007	2006	2005
Current assets	$922	$675
Noncurrent assets	4,386	3,532

Total assets	$5,308	$4,207

Current liabilities	$903	$694
Noncurrent liabilities	2,274	1,909
Minority interest	273	—

Total liabilities	$3,450	$2,603

Our investment	$1,118	$1,028

Net revenue	$4,480	$3,972	$3,726
Gross profit	$1,823	$1,608	$1,562
Operating profit	$436	$356	$393
Net income	$212	$158	$195

Our investment in PAS, which includes the related goodwill, was $303 million and $316 million higher than our ownership interest in their net assets at year-end 2007 and 2006, respectively. Based upon the quoted closing price of PAS shares at year-end 2007 and 2006, the calculated market value of our shares in PAS exceeded our investment by $855 million and $173 million, respectively.

Additionally, in 2007, we completed the joint purchase of Sandora, LLC with PAS. PAS holds a 60% majority interest in the joint venture and consolidates the entity. We account for our interest of 40% under the equity method of accounting.

Related Party Transactions

Our significant related party transactions include our noncontrolled bottling affiliates. We sell concentrate to these affiliates, which they use in the production of CSDs and non-carbonated beverages. We also sell certain finished goods to these affiliates and we receive royalties for the use of our trademarks for certain products. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “Our Customers” in Management’s Discussion and Analysis. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2007	2006	2005
Net revenue	$4,874	$4,837	$4,633
Selling, general and administrative expenses	$91	$87	$143
Accounts and notes receivable	$163	$175
Accounts payable and other current liabilities	$106	$62

Such amounts are settled on terms consistent with other trade receivables and payables. See Note 9 regarding our guarantee of certain PBG debt.

In addition, we coordinate, on an aggregate basis, the contract negotiations of sweeteners and other raw material requirements for certain of our bottlers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, these transactions are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our bottlers, but we consider this exposure to be remote.

Note 9 — Debt Obligations and Commitments

	2007	2006
Short-term debt obligations
Current maturities of long-term debt	$526	$605
Commercial paper (4.3% and 5.3%)	361	792
Other borrowings (7.2% and 7.3%)	489	377
Amounts reclassified to long-term debt	(1,376)	(1,500)

	$—	$274

Long-term debt obligations
Short-term borrowings, reclassified	$1,376	$1,500
Notes due 2008-2026 (5.3% and 6.0%)	2,673	1,148
Zero coupon notes, $375 million due 2008-2012 (13.3%)	285	299
Other, due 2008-2016 (6.1% and 6.1%)	395	208

	4,729	3,155
Less: current maturities of long-term debt obligations	(526)	(605)

	$4,203	$2,550

The interest rates in the above table reflect weighted-average rates at year-end.

In the second quarter of 2007, we issued $1 billion of senior unsecured notes maturing in 2012. We used a portion of the proceeds from the issuance of the notes to repay existing short-term debt of $500 million, bearing interest at 3.2% per year and maturing on May 15, 2007, with the balance of the proceeds used primarily for general corporate purposes. Additionally, in the second quarter of 2007, we extended the maturity of our $1.5 billion unsecured revolving credit agreement by one year to 2012, and, in the third quarter of 2007, we increased the amount of this agreement from $1.5 billion to $2 billion. Funds borrowed under this agreement may be used for general corporate purposes, including supporting our outstanding commercial paper issuances. This line of credit remains unused as of December 29, 2007.

In the third quarter of 2007, we updated our U.S. $2.5 billion euro medium term note program following the expiration of the existing program. Under the program, we may issue unsecured notes under mutually agreed upon terms with the purchasers of the notes. Proceeds from any issuance of notes may be used for general corporate purposes, except as otherwise specified in the related prospectus. As of December 29, 2007, we have no outstanding notes under the program.

In the fourth quarter of 2007, we issued $1 billion of senior unsecured notes maturing in 2013. We used the proceeds from the issuance of the notes for general corporate purposes, including the repayment of outstanding short-term indebtedness.

As of December 29, 2007, we have reclassified $1.4 billion of short-term debt to long-term based on our intent and ability to refinance on a long-term basis.

In addition, as of December 29, 2007, $806 million of our debt related to borrowings from various lines of credit is maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are fully committed to the extent of our borrowings.

Interest Rate Swaps

In connection with the issuance of the $1 billion notes in the second quarter of 2007, we entered into an interest rate swap to effectively convert the interest rate from a fixed rate of 5.15% to a variable rate based on LIBOR. We previously entered into an interest rate swap in 2004 to effectively convert the interest rate of a specific debt issuance from a fixed rate to a variable rate. This interest rate swap matured in May 2007. The terms of the swaps match the terms of the debt they modify. The notional amounts of the interest rate swaps outstanding at December 29, 2007 and December 30, 2006 were $1 billion and $500 million, respectively.

At December 29, 2007, approximately 56% of total debt, after the impact of the related interest rate swap, was exposed to variable interest rates, compared to 63% at December 30, 2006. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Cross Currency Interest Rate Swaps

In 2004, we entered into a cross currency interest rate swap to hedge the currency exposure on U.S. dollar denominated debt of $50 million held by a foreign affiliate. The terms of this swap match the terms of the debt it modifies. The swap matures in 2008. The unrealized loss related to this swap was approximately $8 million at December 29, 2007, resulting in a U.S. dollar liability of $58 million. The unrealized gain related to this swap was less than $1 million at December 30, 2006, resulting in a U.S. dollar liability of $50 million.

We also entered into cross currency interest rate swaps to hedge the currency exposure on U.S. dollar denominated intercompany debt of $45 million at December 29, 2007 and $95 million at December 30, 2006. The terms of the swaps match the terms of the debt they modify. The net unrealized losses related to these swaps was less than $1 million at December 29, 2007 and December 30, 2006. The outstanding swap matures in 2008.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	2013 and beyond
Long-term debt obligations(b)	$2,827	$—	$171	$1,340	$1,316
Interest on debt obligations(c)	938	184	300	285	169
Operating leases	1,105	260	340	191	314
Purchasing commitments	3,767	1,182	1,713	509	363
Marketing commitments	1,251	329	551	278	93
Other commitments	248	44	127	75	2

	$10,136	$1,999	$3,202	$2,678	$2,257

(a)

Reflects non-cancelable commitments as of December 29, 2007 based on year-end foreign exchange rates and excludes any reserves for income taxes under FIN 48 as we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes.

(b)	Excludes short-term borrowings reclassified as long-term debt of $1,376 million and includes $273 million of accrued interest related to our zero coupon notes.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 29, 2007.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges and orange juice, packaging materials and cooking oil. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. See Note 7 regarding our pension and retiree medical obligations and discussion below regarding our commitments to noncontrolled bottling affiliates and former restaurant operations.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. However, certain guarantees were necessary to facilitate the separation of our bottling and restaurant operations from us. In connection with these transactions, we have guaranteed $2.3 billion of Bottling Group, LLC’s long-term debt through 2012 and $18 million of YUM! Brands, Inc.’s (YUM) outstanding obligations, primarily property leases, through 2020. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. Our guarantees of certain obligations ensured YUM’s continued use of certain properties. These guarantees would require our cash payment if YUM failed to perform under these lease obligations. See Note 8 regarding contracts related to certain of our bottlers.

See “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis for further unaudited information on our borrowings.

Note 10 — Risk Management

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than two years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas, diesel fuel and fruit. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. However, such commodity cash flow hedges have not had any significant ineffectiveness for all periods presented. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $1 million related to cash flow hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risks that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Foreign Exchange

Our operations outside of the U.S. generate 44% of our net revenue, with Mexico, the United Kingdom and Canada comprising 19% of our net revenue. As a result, we are exposed to foreign currency risks. On occasion, we enter into hedges, primarily forward contracts with terms of no more than two years, to reduce the effect of foreign exchange rates. Ineffectiveness of these hedges has not been material.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. These swaps are entered into concurrently with the issuance of the debt that they are intended to modify. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt. These swaps are entered into only with strong creditworthy counterparties and are settled on a net basis.

Fair Value

All derivative instruments are recognized on our balance sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices. Book and fair values of our derivative and financial instruments are as follows:

	2007		2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and cash equivalents(a)	$910	$910	$1,651	$1,651
Short-term investments(b)	$1,571	$1,571	$1,171	$1,171
Forward exchange contracts(c)	$32	$32	$8	$8
Commodity contracts(d)	$10	$10	$2	$2
Prepaid forward contracts(e)	$74	$74	$73	$73
Interest rate swaps(f)	$36	$36	$—	$—
Cross currency interest rate swaps(f)	$—	$—	$1	$1
Liabilities
Forward exchange contracts(c)	$61	$61	$24	$24
Commodity contracts(d)	$7	$7	$29	$29
Debt obligations	$4,203	$4,352	$2,824	$2,955
Interest rate swaps(g)	$—	$—	$4	$4
Cross currency interest rate swaps(g)	$8	$8	$—	$—

The above items are included on our balance sheet under the captions noted or as indicated below. In addition, derivatives qualify for hedge accounting unless otherwise noted below.

(a)	Book value approximates fair value due to the short maturity.

(b)

Principally short-term time deposits and includes $189 million at December 29, 2007 and $145 million at December 30, 2006 of mutual fund investments used to manage a portion of market risk arising from our deferred compensation liability.

(c)

The 2007 asset includes $20 million related to derivatives that do not qualify for hedge accounting and the 2007 liability includes $5 million related to derivatives that do not qualify for hedge accounting. The 2006 liability includes $10 million related to derivatives that do not qualify for hedge accounting. Assets are reported within current assets and other assets, and liabilities are reported within current liabilities and other liabilities.

(d)

The 2007 asset includes $10 million related to derivatives that do not qualify for hedge accounting and the 2007 liability includes $7 million related to derivatives that do not qualify for hedge accounting. The 2006 liability includes $28 million related to derivatives that do not qualify for hedge accounting. Assets are reported within current assets and other assets, and liabilities are reported within current liabilities and other liabilities.

(e)	Included in current assets and other assets.

(f)	Asset included within other assets.

(g)	Reported in other liabilities.

This table excludes guarantees, including our guarantee of $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $35 million at December 29, 2007 and December 30, 2006 based on our estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 — Net Income per Common Share

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 2.7 million shares in 2007, 0.1 million shares in 2006 and 3.0 million shares in 2005 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $65.18 in 2007, $65.24 in 2006 and $53.77 in 2005.

The computations of basic and diluted net income per common share are as follows:

	2007		2006		2005
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income	$5,658		$5,642		$4,078
Preferred shares:
Dividends	(2)		(2)		(2)
Redemption premium	(10)		(9)		(16)

Net income available for common shareholders	$5,646	1,621	$5,631	1,649	$4,060	1,669

Basic net income per common share	$3.48		$3.42		$2.43

Net income available for common shareholders	$5,646	1,621	$5,631	1,649	$4,060	1,669
Dilutive securities:
Stock options and RSUs	—	35	—	36	—	35
ESOP convertible preferred stock	12	2	11	2	18	2

Diluted	$5,658	1,658	$5,642	1,687	$4,078	1,706

Diluted net income per common share	$3.41		$3.34		$2.39

(a)	Weighted-average common shares outstanding.

Note 12 — Preferred Stock

As of December 29, 2007 and December 30, 2006, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued only for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2007 and 2006, there were 803,953 preferred shares issued and 287,553 and 320,853 shares outstanding, respectively. The outstanding preferred shares had a fair value of $108 million as of December 29, 2007 and $100 million as of December 30,

2006. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. Quaker made the final award to its ESOP plan in June 2001.

	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.5	$120	0.5	$110	0.4	$90
Redemptions	—	12	—	10	0.1	19

Balance, end of year	0.5	$132	0.5	$120	0.5	$110	(a)

(a)	Does not sum due to rounding.

Note 13 — Accumulated Other Comprehensive Loss

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive income/(loss) was $1,294 million in 2007, $456 million in 2006 and $(167) million in 2005. The accumulated balances for each component of other comprehensive loss were as follows:

	2007	2006	2005
Currency translation adjustment	$213	$(506)	$(971)
Cash flow hedges, net of tax(a)	(35)	4	27
Unamortized pension and retiree medical, net of tax(b)	(1,183)	(1,782)	—
Minimum pension liability adjustment(c)	—	—	(138)
Unrealized gain on securities, net of tax	49	40	31
Other	4	(2)	(2)

Accumulated other comprehensive loss	$(952)	$(2,246)	$(1,053)

(a)	Includes $3 million after-tax gain in 2007 and 2006 and no impact in 2005 for our share of our equity investees’ accumulated derivative activity.

(b)	Net of taxes of $645 million in 2007 and $919 million in 2006.

(c)	Net of taxes of $72 million in 2005. Also includes $120 million for our share of our equity investees’ minimum pension liability adjustments, net of tax.

Note 14 — Supplemental Financial Information

	2007	2006	2005
Accounts receivable
Trade receivables	$3,670	$3,147
Other receivables	788	642

	4,458	3,789

Allowance, beginning of year	64	75	$97
Net amounts charged/(credited) to expense	5	10	(1)
Deductions (a)	(7)	(27)	(22)
Other (b)	7	6	1

Allowance, end of year	69	64	$75

Net receivables	$4,389	$3,725

Inventories (c)
Raw materials	$1,056	$860
Work-in-process	157	140
Finished goods	1,077	926

	$2,290	$1,926

(a)    Includes accounts written off.

(b)    Includes currency translation effects and other adjustments.

(c)    Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 14% in 2007 and 19% in 2006 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

	2007	2006
Other assets
Non-current notes and accounts receivable	$121	$149
Deferred marketplace spending	205	232
Unallocated purchase price for recent acquisitions	451	196
Pension plans	635	197
Other	270	206

	$1,682	$980

Accounts payable and other current liabilities
Accounts payable	$2,562	$2,102
Accrued marketplace spending	1,607	1,444
Accrued compensation and benefits	1,287	1,143
Dividends payable	602	492
Other current liabilities	1,544	1,315

	$7,602	$6,496

	2007	2006	2005
Other supplemental information
Rent expense	$303	$291	$228
Interest paid	$251	$215	$213
Income taxes paid, net of refunds	$1,731	$2,155	$1,258
Acquisitions(a)
Fair value of assets acquired	$1,611	$678	$1,089
Cash paid and debt issued	(1,320)	(522)	(1,096)
SVE minority interest eliminated	—	—	216

Liabilities assumed	$291	$156	$209

(a)

In 2005, these amounts include the impact of our acquisition of General Mills, Inc.’s 40.5% ownership interest in SVE for $750 million. The excess of our purchase price over the fair value of net assets acquired was $250 million and reported in goodwill. We also reacquired rights to distribute global brands for $263 million which is included in other nonamortizable intangible assets.

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

/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and Controller

/S/ RICHARD GOODMAN
Richard Goodman
Chief Financial Officer

/S/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries (“PepsiCo, Inc.” or the “Company”) as of December 29, 2007 and December 30, 2006, and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for each of the years in the three-year period ended December 29, 2007. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ KPMG LLP
New York, New York
February 15, 2008

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2007	$7,350	$9,607	$10,171	$12,346
2006	$6,719	$8,714	$9,134	$10,570
Gross profit
2007	$4,065	$5,265	$5,544	$6,562
2006	$3,757	$4,852	$5,026	$5,740
Restructuring and impairment charges (a)
2007	—	—	—	$102
2006	—	—	—	$67
Tax benefits (b)
2007	—	—	$(115)	$(14)
2006	—	—	—	$(602)
Net income
2007	$1,096	$1,557	$1,743	$1,262
2006	$947	$1,375	$1,494	$1,826
Net income per common share – basic
2007	$0.67	$0.96	$1.08	$0.78
2006	$0.57	$0.83	$0.90	$1.11
Net income per common share – diluted
2007	$0.65	$0.94	$1.06	$0.77
2006	$0.56	$0.81	$0.89	$1.09
Cash dividends declared per common share
2007	$0.30	$0.375	$0.375	$0.375
2006	$0.26	$0.30	$0.30	$0.30
2007 stock price per share (c)
High	$65.54	$69.64	$70.25	$79.00
Low	$61.89	$62.57	$64.25	$68.02
Close	$64.09	$66.68	$67.98	$77.03
2006 stock price per share (c)
High	$60.55	$61.19	$65.99	$65.99
Low	$56.00	$56.51	$58.65	$61.15
Close	$59.34	$59.70	$64.73	$62.55

2006 results reflect our change in reporting calendars of certain operating units within PI.

(a)

The restructuring and impairment charges in 2007 were $102 million ($70 million or $0.04 per share after-tax). The restructuring and impairment charges in 2006 were $67 million ($43 million or $0.03 per share after-tax). See Note 3.

(b)

In 2007, represents non-cash tax benefits related to the favorable resolution of certain foreign tax matters. In 2006, represents non-cash tax benefits primarily related to the IRS’s examination of our consolidated income tax returns for the years 1998 through 2002. See Note 5.

(c)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five–Year Summary

	2007	2006	2005
Net revenue	$39,474	$35,137	$32,562
Net income	$5,658	$5,642	$4,078
Income per common share – basic	$3.48	$3.42	$2.43
Income per common share – diluted	$3.41	$3.34	$2.39
Cash dividends declared per common share	$1.425	$1.16	$1.01
Total assets	$34,628	$29,930	$31,727
Long-term debt	$4,203	$2,550	$2,313
Return on invested capital(a)	28.9%	30.4%	22.7%

	2004	2003
Net revenue	$29,261	$26,971
Income from continuing operations	$4,174	$3,568
Net income	$4,212	$3,568
Income per common share – basic, continuing operations	$2.45	$2.07
Income per common share – diluted, continuing operations	$2.41	$2.05
Cash dividends declared per common share	$0.85	$0.63
Total assets	$27,987	$25,327
Long-term debt	$2,397	$1,702
Return on invested capital(a)	27.4%	27.5%

(a)

Return on invested capital is defined as adjusted net income divided by the sum of average shareholders’ equity and average total debt. Adjusted net income is defined as net income plus net interest expense after-tax. Net interest expense after-tax was $63 million in 2007, $72 million in 2006, $62 million in 2005, $60 million in 2004 and $72 million in 2003.

•	Includes restructuring and impairment charges of:

	2007	2006	2005	2004	2003
Pre-tax	$102	$67	$83	$150	$147
After-tax	$70	$43	$55	$96	$100
Per share	$0.04	$0.03	$0.03	$0.06	$0.06

•	Includes Quaker merger-related costs of:

2003
Pre-tax	$59
After-tax	$42
Per share	$0.02

•

In 2007, we recognized $129 million ($0.08 per share) of non-cash tax benefits related to the favorable resolution of certain foreign tax matters. In 2006, we recognized non-cash tax benefits of $602 million ($0.36 per share) primarily in connection with the IRS’s examination of our consolidated income tax returns for the years 1998 through 2002. In 2005, we recorded income tax expense of $460 million ($0.27 per share) related to our repatriation of earnings in connection with the AJCA. In 2004, we reached agreement with the IRS for an open issue related to our discontinued restaurant operations which resulted in a tax benefit of $38 million ($0.02 per share).

•	On December 30, 2006, we adopted SFAS 158 which reduced total assets by $2,016 million, total common shareholders’ equity by $1,643 million and total liabilities by $373 million.

•

The 2005 fiscal year consisted of 53 weeks compared to 52 weeks in our normal fiscal year. The 53rd week increased 2005 net revenue by an estimated $418 million and net income by an estimated $57 million ($0.03 per share).

GLOSSARY

Anchor bottlers: The Pepsi Bottling Group (PBG), PepsiAmericas (PAS) and Pepsi Bottling Ventures (PBV).

Bottler: customers to whom we have granted exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographical area.

Bottler Case Sales (BCS): measure of physical beverage volume shipped to retailers and independent distributors from both PepsiCo and our bottlers.

Bottler funding: financial incentives we give to our bottlers to assist in the distribution and promotion of our beverage products.

Concentrate Shipments and Equivalents (CSE): measure of our physical beverage volume shipments to bottlers, retailers and independent distributors. This measure is reported on our fiscal year basis.

Consumers: people who eat and drink our products.

CSD: carbonated soft drinks.

Customers: authorized bottlers and independent distributors and retailers.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 29, 2007.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2007, we continued migrating certain of our financial processing systems to

SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2007.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

We have a written code of conduct that applies to all of our employees, including our directors, Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Controller. Our Worldwide Code of Conduct is distributed to all employees, is available on our website at http://www.pepsico.com and is included as Exhibit 14 to this Annual Report on Form 10-K. A copy of our Worldwide Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577.

Our business and affairs are overseen by our Board of Directors pursuant to the North Carolina Business Corporation Act and our By-Laws. The Board of Directors has three separately designated standing committees: Audit, Compensation and Nominating and Corporate Governance. The charters of these committees are available free of charge on our website at http://www.pepsico.com. The names of each of our Audit Committee members are contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and is incorporated herein by reference. Information on our Audit Committee and Audit Committee financial expertise and financial literacy is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “The Audit Committee” and “Financial Expertise and Financial Literacy” and is incorporated herein by reference. The names of each of our Nominating and Corporate Governance Committee members are contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Nominating and Corporate Governance Committee and director nomination process can be found in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “The Nominating and Corporate Governance Committee” and “Director Nomination Process” and is incorporated herein by reference.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers and Compensation Committee interlocks is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “2007 Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” respectively, and is incorporated herein by reference.

The names of each of our Compensation Committee members are contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Compensation Committee can be found under the caption “The Compensation Committee” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons. Information with respect to transactions with related persons, if any, is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Review, Approval or Ratification of Transactions with Related Persons. Information with respect to the review, approval or ratification of transactions with related persons is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Promoters and Certain Control Persons. Not applicable.

Director Independence. The name of each director that is independent is contained under the caption “Director Independence” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information on our Audit Committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and

Analysis”:

Consolidated Statement of Income – Fiscal years ended December 29, 2007, December 30, 2006 and

December 31, 2005.

Consolidated Statement of Cash Flows – Fiscal years ended December 29, 2007, December 30, 2006 and

December 31, 2005.

Consolidated Balance Sheet – December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Statement of Common Shareholders’ Equity – Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

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

Dated: February 15, 2008

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Indra K. Nooyi Indra K. Nooyi	Chairman of the Board of Directors and Chief Executive Officer	February 15, 2008

/s/ Richard Goodman Richard Goodman	Chief Financial Officer	February 15, 2008

/s/ Peter A. Bridgman Peter A. Bridgman	Senior Vice President and Controller (Principal Accounting Officer)	February 15, 2008

/s/ Dina Dublon Dina Dublon	Director	February 15, 2008

/s/ Victor J. Dzau Victor J. Dzau, M.D.	Director	February 15, 2008

/s/ Ray L. Hunt Ray L. Hunt	Director	February 15, 2008

/s/ Alberto Ibargüen Alberto Ibargüen	Director	February 15, 2008

/s/ Arthur C. Martinez Arthur C. Martinez	Director	February 15, 2008

/s/ Sharon Percy Rockefeller Sharon Percy Rockefeller	Director	February 15, 2008

/s/ James J. Schiro James J. Schiro	Director	February 15, 2008

/s/ Daniel Vasella Daniel Vasella	Director	February 15, 2008

/s/ Michael D. White Michael D. White	Director	February 15, 2008

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

3.2	By-laws of PepsiCo, Inc., as amended on February 2, 2007, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

4.4

Indenture dated May 21, 2007 between PepsiCo, Inc. and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007.

4.5	Form of 5.15% Senior Note due 2012, which is incorporated herein by Reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007.

4.6

Supplemental Agency Agreement dated July 31, 2007 by and among PepsiCo, Inc. and The Bank of New York, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated as of August 2, 2007.

4.7	Form of 4.65% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated December 3, 2007.

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

10.5

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

10.7

PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated effective August 2, 2001), which is incorporated herein by reference to Exhibit 10.14 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.8	The Quaker Long-Term Incentive Plan of 1990, which is incorporated herein by reference to Exhibit 10.16 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.9	The Quaker Long-Term Incentive Plan of 1999, which is incorporated herein by reference to Exhibit 10.17 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.10

PepsiCo, Inc. 2003 Long-Term Incentive Plan, as amended and restated effective October 1, 2006, which is incorporated by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.11	PepsiCo, Inc. 2004 Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit D to PepsiCo’s Proxy Statement for its 2004 Annual Meeting of Shareholders.*

10.12	Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.13	Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.14

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

10.16	Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.17	Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.18

Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.19

Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.21 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.20	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.21	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.22	Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.23	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.24	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.25

PepsiCo Executive Income Deferral Program, effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.29 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.26

PepsiCo Director Deferral Program, effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.30 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.27

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plans, the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1987 Incentive Plan effective as of December 31, 2005, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.28

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the Quaker Long-Term Incentive Plan of 1999, the Quaker Long-Term Incentive Plan of 1990 and the PepsiCo, Inc. Director Stock Plan, effective as of November 17, 2006, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.29

Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.30

US $1,500,000,000 Five Year Credit Agreement, dated as of May 22, 2006, which is incorporated herein by reference to Exhibit 10.1 of PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 17, 2006.

10.31

Amendments to the PepsiCo Executive Income Deferral Program, effective as of December 31, 2006, which are incorporated herein by reference to Exhibit 10.34 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.32

Amendment to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.33	Form of Annual Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.34	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.35

Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.36	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.37	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.38	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.39

Letter Agreement effective May 2, 2007 extending Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, to May 22, 2012, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 16, 2007.

10.40

Amendment effective August 1, 2007 to Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8- K dated as of August 2, 2007.

10.41

PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated effective September 13, 2007, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 8, 2007.*

10.42

First Amendment to the PepsiCo Director Deferral Program, effective September 13, 2007, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 8, 2007.*

10.43

Agreement between PepsiCo, Inc. and Dawn E. Hudson, executed November 2, 2007, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated November 2, 2007.*

10.44	Form of Annual Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

10.45	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24

Power of Attorney executed by Indra K. Nooyi, Richard Goodman, Peter A. Bridgman, Dina Dublon, Victor J. Dzau, M.D., Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Daniel Vasella and Michael D. White.

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