Form 10-Q
period 2008-03-22
PEPSICO INC
filed 2008-04-24
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2008 (12 weeks)

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

Large accelerated filer X		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

Number of shares of Common Stock outstanding as of April 18, 2008: 1,586,088,635

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/22/08	3/24/07
Net Revenue	$8,333	$7,350

Cost of sales	3,834	3,285
Selling, general and administrative expenses	2,934	2,635
Amortization of intangible assets	12	11

Operating Profit	1,553	1,419

Bottling equity income	70	74
Interest expense	(58)	(42)
Interest income	1	22

Income before income taxes	1,566	1,473

Provision for income taxes	418	377

Net Income	$1,148	$1,096

Net Income Per Common Share
Basic	$0.72	$0.67
Diluted	$0.70	$0.65

Cash Dividends Declared Per Common Share	$0.375	$0.30

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/22/08	3/24/07
Operating Activities
Net income	$1,148	$1,096
Depreciation and amortization	303	276
Stock-based compensation expense	72	63
Excess tax benefits from share-based payment arrangements	(53)	(47)
Pension and retiree medical plan contributions	(38)	(34)
Pension and retiree medical plan expenses	104	118
Bottling equity income, net of dividends	(52)	(57)
Deferred income taxes and other tax charges and credits	122	11
Change in accounts and notes receivable	(353)	(377)
Change in inventories	(175)	(134)
Change in prepaid expenses and other current assets	(335)	(75)
Change in accounts payable and other current liabilities	(326)	(413)
Change in income taxes payable	151	269
Other, net	(48)	(70)

Net Cash Provided by Operating Activities	520	626

Investing Activities
Capital spending	(309)	(267)
Sales of property, plant and equipment	53	4
Acquisitions and investments in noncontrolled affiliates	(146)	(431)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) and PepsiAmericas, Inc. (PAS) stock	80	94
Short-term investments, by original maturity
More than three months – purchases	–	(13)
More than three months – maturities	1	13
Three months or less, net	557	402

Net Cash Provided by/(Used for) Investing Activities	236	(198)

Financing Activities
Payments of long-term debt	(254)	(26)
Short-term borrowings, by original maturity
More than three months – proceeds	48	1
More than three months – payments	(49)	(8)
Three months or less, net	1,979	21
Cash dividends paid	(610)	(498)
Share repurchases – common	(1,460)	(882)
Share repurchases – preferred	(1)	(2)
Proceeds from exercises of stock options	223	236
Excess tax benefits from share-based payment arrangements	53	47

Net Cash Used for Financing Activities	(71)	(1,111)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	(1)

Net Increase/(Decrease) in Cash and Cash Equivalents	694	(684)
Cash and Cash Equivalents – Beginning of year	910	1,651

Cash and Cash Equivalents – End of period	$1,604	$967

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	3/22/08	12/29/07
Assets
Current Assets
Cash and cash equivalents	$ 1,604	$ 910

Short-term investments	993	1,571

Accounts and notes receivable, less allowance: 3/08 – $67, 12/07 – $69	4,813	4,389

Inventories
Raw materials	1,096	1,056
Work-in-process	225	157
Finished goods	1,171	1,077

	2,492	2,290

Prepaid expenses and other current assets	1,163	991

Total Current Assets	11,065	10,151

Property, Plant and Equipment	22,101	21,896
Accumulated Depreciation	(10,838)	(10,668)

	11,263	11,228

Amortizable Intangible Assets, net	792	796

Goodwill	5,209	5,169
Other Nonamortizable Intangible Assets	1,256	1,248

Nonamortizable Intangible Assets	6,465	6,417

Investments in Noncontrolled Affiliates	4,370	4,354
Other Assets	1,744	1,682

Total Assets	$ 35,699	$ 34,628

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	3/22/08	12/29/07
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term obligations	$1,103	$–
Accounts payable and other current liabilities	7,386	7,602
Income taxes payable	98	151

Total Current Liabilities	8,587	7,753

Long-term Debt Obligations	4,884	4,203

Other Liabilities	4,833	4,792

Deferred Income Taxes	681	646

Total Liabilities	18,985	17,394

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(133)	(132)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 3/08 and 12/07 – 1,782 shares	30	30
Capital in excess of par value	336	450
Retained earnings	28,642	28,184
Accumulated other comprehensive loss	(711)	(952)

	28,297	27,712
Less: repurchased common stock, at cost:
3/08 – 192 shares, 12/07 – 177 shares	(11,491)	(10,387)

Total Common Shareholders’ Equity	16,806	17,325

Total Liabilities and Shareholders’ Equity	$35,699	$34,628

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/22/08	3/24/07
Net Income	$1,148	$1,096
Other Comprehensive Income
Currency translation adjustment	154	(32)
Reclassification of pension and retiree medical losses to net income, net of tax	71	32
Cash flow hedges, net of tax:
Net derivative gains	12	3
Reclassification of losses to net income	6	3
Unrealized (losses)/gains on securities, net of tax	(2)	2

	241	8

Comprehensive Income	$1,389	$1,104

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of March 22, 2008 and the Condensed Consolidated Statements of Income, Cash Flows and Comprehensive Income for the 12 weeks ended March 22, 2008 and March 24, 2007 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

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

Our share of equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. Bottling equity income also includes pre-tax gains on our sale of PBG and PAS stock of $46 million in the 12 weeks ended March 22, 2008 and pre-tax gains on our sale of PBG stock of $50 million in the 12 weeks ended March 24, 2007. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and our Form 8-K filed on April 7, 2008 in which we revised historical segment information on a basis consistent with our new segment reporting structure.

Our Divisions

	Net Revenue		Operating Profit
	12 Weeks Ended		12 Weeks Ended
	3/22/08	3/24/07	3/22/08	3/24/07
FLNA	$2,730	$2,553	$633	$610
QFNA	495	463	166	156
LAF	971	710	167	133
PAB	2,360	2,220	504	473
UKEU	911	740	102	86
MEAA	866	664	139	105

Total division	8,333	7,350	1,711	1,563
Corporate	–	–	(158)	(144)

	$8,333	$7,350	$1,553	$1,419

	Total Assets
	3/22/08	12/29/07
FLNA	$6,163	$6,270
QFNA	922	1,002
LAF	3,225	3,084
PAB	8,377	7,780
UKEU	7,340	7,102
MEAA	4,074	3,911

Total division	30,101	29,149
Corporate	2,285	2,124
Investments in bottling affiliates	3,313	3,355

	$35,699	$34,628

Intangible Assets

	3/22/08	12/29/07
Amortizable intangible assets, net
Brands	$1,471	$1,476
Other identifiable intangibles	350	344

	1,821	1,820
Accumulated amortization	(1,029)	(1,024)

	$792	$796

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/29/07	Acquisitions	Translation and Other	Balance 3/22/08
FLNA
Goodwill	$311	$–	$(8)	$303

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	147	–	7	154
Brands	22	–	1	23

	169	–	8	177

PAB
Goodwill	2,369	–	(3)	2,366
Brands	59	–	–	59

	2,428	–	(3)	2,425

UKEU
Goodwill	1,626	–	12	1,638
Brands	1,041	–	–	1,041

	2,667	–	12	2,679

MEAA
Goodwill	541	–	32	573
Brands	126	–	7	133

	667	–	39	706

Total goodwill	5,169	–	40	5,209
Total brands	1,248	–	8	1,256

	$6,417	$–	$48	$6,465

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $72 million in 2008 and $63 million in 2007. For the 12 weeks, we granted 12 million stock options and 2 million restricted stock units (RSU) at a weighted average grant price of $68.75, under the terms of our 2007 Long-Term Incentive Plan (LTIP).

Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/22/08	3/24/07
Expected life	6 yrs.	6 yrs.
Risk free interest rate	2.9%	4.8%
Expected volatility(a)	16%	15%
Expected dividend yield	1.9%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

On December 30, 2006, we adopted SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires that, no later than 2008, our assumptions used to measure our annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2008 fiscal year, we changed the measurement date for our annual pension and retiree medical expense and all plan assets and liabilities from September 30 to our year-end balance sheet date. As a result of this change in measurement date, we recorded an after-tax $39 million decrease to 2008 opening shareholders’ equity, as follows:

	Pension	Retiree Medical	Total
Retained earnings	$(63)	$(20)	$(83)
Accumulated other comprehensive loss	12	32	44

Total	$(51)	$12	$(39)

As of March 22, 2008, approximately 3%, or approximately $151 million (at fair value), of securities in the investment portfolio of our U.S. pension plans are subprime mortgage holdings. We do not believe that the ultimate realization of such investments will result in a material impact to future pension expense, future contributions or the funded status of our plans.

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/22/08	3/24/07	3/22/08	3/24/07	3/22/08	3/24/07
	U.S.		International
Service cost	$57	$56	$12	$10	$10	$11
Interest cost	86	78	17	14	19	18
Expected return on plan assets	(96)	(92)	(22)	(17)	–	–
Amortization of prior service cost/(benefit)	4	1	1	1	(3)	(3)
Amortization of experience loss	13	32	4	5	2	4

Total expense	$64	$75	$12	$13	$28	$30

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	3/22/08		3/24/07
	Income	Shares(a)	Income	Shares(a)
Net income	$1,148		$1,096
Preferred shares:
Redemption premium	(2)		(3)

Net income available for common shareholders	$1,146	1,599	$1,093	1,637

Basic net income per common share	$0.72		$0.67

Net income available for common shareholders	$1,146	1,599	$1,093	1,637
Dilutive securities:
Stock options and RSUs(b)	–	32	–	35
ESOP convertible preferred stock	2	1	3	1

Diluted	$1,148	1,632	$1,096	1,673

Diluted net income per common share	$0.70		$0.65

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 0.2 million shares in 2008 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $74.00 in 2008. Options to purchase 11 million shares in 2007 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $65.01 in 2007.

Supplemental Cash Flow Information

	12 Weeks Ended
	3/22/08	3/24/07
Interest paid	$50	$38
Income taxes paid, net of refunds	$147	$95
Acquisitions:
Fair value of assets acquired	$148	$462
Less: Cash paid and debt assumed	(146)	(431)

Liabilities assumed	$2	$31

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. We adopted SFAS 157 at the beginning of our 2008 fiscal year and our adoption did not have a material impact on our financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 22, 2008, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Short-term investments(a)	$181	$181	$–	$–
Available-for-sale securities(b)	71	71	–	–
Forward exchange contracts(c)	46	–	46	–
Commodity contracts(d)	6	–	6	–
Interest rate swaps(e)	78	–	78	–
Prepaid forward contracts(f)	63	–	63	–

Total assets at fair value	$445	$252	$193	$–

Liabilities
Forward exchange contracts(c)	$49	$–	$49	$–
Commodity contracts(d)	10	–	10	–
Cross currency interest rate swaps(g)	8	–	8	–
Deferred compensation(h)	547	182	365	–

Total liabilities at fair value	$614	$182	$432	$–

(a)	Based on price changes in index funds.

(b)	Based on the price of common stock.

(c)	Based on observable market transactions of spot and forward rates.

(d)	Based on average prices on futures exchanges and recently reported transactions in the marketplace.

(e)	Based on the LIBOR index.

(f)	Based on the price of our common stock.

(g)	Based on observable local benchmarks for currency and interest rates.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 as of the beginning of our 2008 fiscal year and our adoption did not impact our financial statements.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

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

Income Taxes

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 as of the beginning of our 2008 fiscal year and our adoption did not impact our financial statements.

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

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments,

how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

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

Our operations outside of the United States generate over 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the quarter, net favorable foreign currency contributed 3 percentage points to net revenue growth, primarily due to the appreciation in the Canadian dollar, euro and Brazilian real. Currency declines which are not offset could adversely impact our future results.

We expect to be able to continue to reduce the impact of increases in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives.

Cautionary statements included in Management’s Discussion and Analysis and in Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries. Additionally, “acquisitions” reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership in consolidated subsidiaries and non-consolidated equity investees.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. In 2008, total servings increased 4% for the 12 weeks, with worldwide beverages and snacks each growing 4%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to retailers and independent distributors. BCS is reported to us by our bottlers on a monthly basis. Our first quarter beverage volume includes bottler sales for PepsiCo Beverages North America (PBNA) for January, February and

March and bottler sales outside of North America for January and February. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/22/08	3/24/07	Change
Total net revenue	$8,333	$7,350	13%

Operating profit
FLNA	$633	$610	4%
QFNA	166	156	7%
LAF	167	133	27%
PAB	504	473	7%
UKEU	102	86	18%
MEAA	139	105	32%
Corporate unallocated	(158)	(144)	10%

Total operating profit	$1,553	$1,419	9%

Total operating profit margin	18.6%	19.3%	(0.7)

See Results of Operations – Division Review for a tabular presentation and discussion of key drivers of net revenue.

Total operating profit increased 9% and margin decreased 0.7 percentage points. The operating profit performance reflects leverage from the revenue growth, offset by increased cost of sales, largely due to higher raw material costs. The impact of foreign currency contributed almost 3 percentage points to operating profit growth and the impact of acquisitions contributed 1 percentage point.

Corporate unallocated expenses increased 10%. This increase primarily reflects net losses of $4 million from certain mark-to-market derivatives (compared to net gains of $17 million in the prior year), $17 million of higher costs associated with our ongoing business transformation initiative and $10 million of increased research and development costs. These increases were partially offset by lower deferred compensation costs of $21 million. The decrease in deferred compensation costs is offset (as a reduction to interest income) by losses on investments used to economically hedge these costs.

Other Consolidated Results

	12 Weeks Ended
	3/22/08	3/24/07	Change
Bottling equity income	$70	$74	(5)%
Interest expense, net	$(57)	$(20)	$(37)
Tax rate	26.7%	25.6%
Net income	$1,148	$1,096	5%
Net income per common share – diluted	$0.70	$0.65	7%

Bottling equity income decreased 5%, primarily reflecting lower pre-tax gains on our sale of PBG stock, partially offset by pre-tax gains on our sale of PAS stock in the current quarter.

Net interest expense increased $37 million, reflecting losses in the market value of investments used to economically hedge a portion of our deferred compensation liability. The impact of higher debt balances was partially offset by lower average rates on our borrowings.

The tax rate increased 1.1 percentage points compared to the prior year, primarily due to a favorable audit settlement in 2007.

Net income increased 5% and the related net income per share increased 7%. These increases primarily reflect our solid operating profit growth, partially offset by the increase in our effective tax rate. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue	FLNA	QFNA	LAF	PAB	UKEU	MEAA	Total
Q1, 2008	$2,730	$495	$971	$2,360	$911	$866	$8,333
Q1, 2007	$2,553	$463	$710	$2,220	$740	$664	$7,350
% Impact of:
Volume(a)	2%	–%	4%	(2)%	6%	14%	2%
Effective net pricing(b)	3.5	5	7	7	2	3	5
Foreign exchange	1.5	2	5.5	1	9	8	3
Acquisitions	–	–	20	–	6	6	3

% Change(c)	7%	7%	37%	6%	23%	30%	13%

(a)

Excludes the impact of acquisitions and divestitures. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to non-consolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes non-consolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		% Change
	3/22/08	3/24/07
Net revenue	$2,730	$2,553	7
Operating profit	$633	$610	4

Net revenue grew 7%, reflecting volume growth of 2% and positive effective net pricing, primarily due to salty snack pricing actions. Pound volume grew primarily due to mid-single-digit growth in trademark Lay’s and high-single-digit growth in trademark Cheetos and in dips, partially offset by a double-digit decline in Quaker rice cakes, as well as a low-single-digit decline in trademark Doritos which overlapped double-digit growth in the prior year. The impact of favorable Canadian exchange rates contributed 1.5 percentage points to net revenue growth.

Operating profit grew 4%, reflecting the net revenue growth, partially offset by higher commodity costs, primarily cooking oil and fuel. The impact of favorable Canadian exchange rates contributed 1 percentage point to operating profit growth.

Smart Spot eligible products represented approximately 16% of net revenue. These products grew slightly compared to the prior year, while the balance of the portfolio experienced high-single-digit revenue growth.

Quaker Foods North America

	12 Weeks Ended		% Change
	3/22/08	3/24/07
Net revenue	$495	$463	7
Operating profit	$166	$156	7

Net revenue increased 7% while volume was flat. The volume performance reflects mid-single-digit growth in ready-to-eat cereals offset by a double-digit decline in Rice-A-Roni and a mid-single-digit decline in Aunt Jemima syrup and mix. The net revenue growth primarily reflects effective net pricing due to price increases taken last year and favorable mix. Favorable Canadian exchange rates contributed nearly 2 percentage points to net revenue growth.

Operating profit increased 7%, primarily reflecting the net revenue growth partially offset by increased raw material costs. Lower distribution costs and lower advertising and marketing expenses also contributed to the increase.

Smart Spot eligible products represented approximately 60% of net revenue and experienced mid-single-digit net revenue growth. The balance of the portfolio grew in the high-single-digit range.

Latin America Foods

	12 Weeks Ended		% Change
	3/22/08	3/24/07
Net revenue	$971	$710	37
Operating profit	$167	$133	27

Snacks volume grew 8%, primarily reflecting high-single-digit growth at Gamesa in Mexico, partially offset by a low-single-digit decline at Sabritas in Mexico resulting from pricing actions. An acquisition in Brazil in the third quarter of 2007 contributed 3.5 percentage points to the reported volume growth rate.

Net revenue grew 37%, reflecting favorable effective net pricing and the volume growth. Acquisitions contributed 20 percentage points and foreign currency contributed 5.5 percentage points to the net revenue growth.

Operating profit grew 27%, driven by the net revenue growth, partially offset by increased commodity costs. Acquisitions contributed 7 percentage points and foreign currency contributed 4 percentage points to the operating profit growth.

PepsiCo Americas Beverages

	12 Weeks Ended		% Change
	3/22/08	3/24/07
Net revenue	$2,360	$2,220	6
Operating profit	$504	$473	7

BCS volume declined 1%, driven by a 2% decline in PBNA, partially offset by a 6% increase in Latin America.

At PBNA, BCS volume declined 2%, driven by a 3% decline in CSDs. Non-carbonated beverage volume was unchanged. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi and a low-single-digit decline in trademark Sierra Mist. Trademark Mountain Dew volume was up slightly. The non-carbonated portfolio performance was driven by mid-single-digit growth in Gatorade sports drinks, entirely offset by mid-single-digit declines in our juice and juice drinks portfolio and in our base Aquafina water business.

In Latin America, volume growth was broad-based and reflected a mid-single-digit increase in CSDs and a high-single-digit increase in non-carbonated beverages.

Net revenue grew 6%, driven by effective net pricing, partially offset by volume declines. The effective net pricing reflects positive mix and price increases taken on Gatorade in the prior year and on CSD concentrate this year. Favorable foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit increased 7%, primarily reflecting the net revenue growth. Favorable foreign currency contributed 2 percentage points to operating profit growth.

Smart Spot eligible products in the U.S. and Canada represented over 70% of PBNA’s net revenue. These products, as well as the balance of the portfolio, experienced mid-single-digit net revenue growth.

United Kingdom & Europe

	12 Weeks Ended		% Change
	3/22/08	3/24/07
Net revenue	$911	$740	23
Operating profit	$102	$86	18

Snacks volume grew 8%, reflecting broad-based increases led by double-digit growth in Russia, partially offset by a low-single-digit decline at Walkers in the United Kingdom. Additionally, Spain grew at a high-single-digit rate. The acquisition of a business in Bulgaria in the quarter contributed 1 percentage point to the volume growth.

Beverage volume grew 25%, reflecting acquisitions and broad-based increases led by double-digit growth in Poland, Romania and Russia, partially offset by a low-single-digit decline in Germany.

Additionally, the United Kingdom grew at a high-single-digit rate. The Sandora acquisition and the expansion of the Pepsi Lipton Joint Venture contributed 17 points to the growth. CSDs grew at a mid-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 23%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 9 percentage points and acquisitions contributed 6 percentage points to net revenue growth.

Operating profit grew 18%, driven primarily by the net revenue growth, partially offset by increased raw material costs. Foreign currency contributed 10 percentage points of growth and acquisitions reduced operating profit growth by 3 percentage points.

Middle East, Africa & Asia

	12 Weeks Ended		% Change
	3/22/08	3/24/07
Net revenue	$866	$664	30
Operating profit	$139	$105	32

Snacks volume grew 15%, reflecting broad-based growth. China, South Africa, the Middle East and India all grew at double-digit rates.

Beverage volume grew 11%, reflecting broad-based growth led by double-digit growth in China and the Middle East. Additionally, India grew at a high-single-digit rate. Acquisitions contributed slightly to the growth rate. Both CSDs and non-carbonated beverages grew at double-digit rates.

Net revenue grew 30%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 8 percentage points and acquisitions contributed 6 percentage points to the net revenue growth.

Operating profit grew 32%, driven primarily by the net revenue growth, partially offset by increased raw material costs. Acquisitions contributed 8 percentage points and foreign currency contributed 7 percentage points to operating profit growth.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

In the first quarter of 2008, our operations provided $520 million in cash compared to $626 million in the prior year. Seasonality contributed to a use of cash in operating working capital accounts in both periods.

Investing Activities

During the quarter, our investing activities provided $236 million in cash, primarily due to proceeds from sales of short-term investments of $558 million and proceeds from sales of PBG and PAS stock of $80 million. These proceeds were partially offset by net capital spending of $256 million and acquisitions of $146 million.

We anticipate net capital spending of approximately $2.7 billion in 2008.

Financing Activities

During the quarter, we used $71 million for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $1.5 billion and dividend payments of $610 million, mostly offset by an increase in our short-term borrowings of $2.0 billion.

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

	12 Weeks Ended
	3/22/08	3/24/07
Net cash provided by operating activities	$520	$626
Capital spending	(309)	(267)
Sales of property, plant and equipment	53	4

Management operating cash flow	$264	$363

During 2008, we expect to continue to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “Risk Factors” in Item 1A. and “Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for certain factors that may impact our operating cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 22, 2008, the related Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the twelve weeks ended March 22, 2008 and March 24, 2007. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 29, 2007, and the related Consolidated Statements of Income, Common Shareholders’ Equity and Cash Flows for the year then ended not presented herein; and in our report dated February 15, 2008, except as to Notes 1, 3 and 4, which are as of April 7, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2007, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 24, 2008

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

During our first fiscal quarter of 2008, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common stock repurchases (in millions, except average price per share) during the first quarter under the $8.5 billion repurchase program authorized by our Board of Directors and publicly announced on May 3, 2006, and expiring on June 30, 2009, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions, other than 73,000 shares of common stock which were purchased pursuant to a privately negotiated block trade transaction.

On May 2, 2007 we also publicly announced that our Board of Directors authorized stock repurchases of up to an additional $8 billion through June 30, 2010, once the current share repurchase authorization is complete.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/29/07				$3,075
12/30/07 – 1/26/08	5.2	$74.14	5.2	(386)

				2,689
1/27/08 – 2/23/08	7.4	70.14	7.4	(521)

				2,168
2/24/08 – 3/22/08	8.7	70.14	8.7	(612)

Total	21.3	$71.11	21.3	$1,556

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the first quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/29/07
12/30/07 – 1/26/08	–	$–	N/A	N/A
1/27/08 – 2/23/08	2,700	355.96	N/A	N/A
2/24/08 – 3/22/08	2,600	353.13	N/A	N/A

Total	5,300	$354.57	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 30.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PepsiCo, Inc.
(Registrant)

Date: April 24, 2008	/s/ Peter A. Bridgman
Peter A. Bridgman
Senior Vice President and
Controller

Date: April 24, 2008	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General
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