Form 10-Q
period 2008-06-14
PEPSICO INC
filed 2008-07-23
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2008 (24 weeks)

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

Number of shares of Common Stock outstanding as of July 18, 2008: 1,565,521,042

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM  1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/14/08	6/16/07	6/14/08	6/16/07
Net Revenue	$10,945	$9,607	$19,278	$16,957

Cost of sales	5,078	4,342	8,912	7,627
Selling, general and administrative expenses	3,664	3,295	6,598	5,930
Amortization of intangible assets	18	11	30	22

Operating Profit	2,185	1,959	3,738	3,378

Bottling equity income	168	173	238	247
Interest expense	(74)	(54)	(132)	(96)
Interest income	38	39	39	61

Income before income taxes	2,317	2,117	3,883	3,590

Provision for income taxes	618	560	1,036	937

Net Income	$1,699	$1,557	$2,847	$2,653

Net Income Per Common Share
Basic	$1.07	$0.96	$1.79	$1.62
Diluted	$1.05	$0.94	$1.76	$1.59

Cash Dividends Declared Per Common Share	$0.425	$0.375	$0.80	$0.675

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/14/08	6/16/07
Operating Activities
Net income	$2,847	$2,653
Depreciation and amortization	678	608
Stock-based compensation expense	112	123
Excess tax benefits from share-based payment arrangements	(65)	(86)
Pension and retiree medical plan contributions	(86)	(116)
Pension and retiree medical plan expenses	211	240
Bottling equity income, net of dividends	(196)	(207)
Deferred income taxes and other tax charges and credits	222	64
Change in accounts and notes receivable	(1,102)	(852)
Change in inventories	(602)	(526)
Change in prepaid expenses and other current assets	(219)	(69)
Change in accounts payable and other current liabilities	125	(28)
Change in income taxes payable	427	369
Other, net	(159)	(155)

Net Cash Provided by Operating Activities	2,193	2,018

Investing Activities
Capital spending	(896)	(743)
Sales of property, plant and equipment	65	15
Acquisitions and investments in noncontrolled affiliates	(262)	(853)
Cash proceeds from sale of The Pepsi Bottling Group (PBG) and PepsiAmericas, Inc. (PAS) stock	200	192
Short-term investments, by original maturity
More than three months – purchases	(38)	(52)
More than three months – maturities	4	35
Three months or less, net	1,289	343

Net Cash Provided by/(Used for) Investing Activities	362	(1,063)

Financing Activities
Proceeds from issuances of long-term debt	1,733	1,005
Payments of long-term debt	(437)	(534)
Short-term borrowings, by original maturity
More than three months – proceeds	64	9
More than three months – payments	(117)	(13)
Three months or less, net	758	270
Cash dividends paid	(1,209)	(989)
Share repurchases – common	(2,904)	(1,964)
Share repurchases – preferred	(3)	(4)
Proceeds from exercises of stock options	339	485
Excess tax benefits from share-based payment arrangements	65	86

Net Cash Used for Financing Activities	(1,711)	(1,649)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	14	41

Net Increase/(Decrease) in Cash and Cash Equivalents	858	(653)
Cash and Cash Equivalents – Beginning of year	910	1,651

Cash and Cash Equivalents – End of period	$1,768	$998

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/14/08	12/29/07
Assets
Current Assets
Cash and cash equivalents	$1,768	$910

Short-term investments	305	1,571

Accounts and notes receivable, less allowance: 6/08 – $71, 12/07 – $69	5,617	4,389

Inventories
Raw materials	1,275	1,056
Work-in-process	331	157
Finished goods	1,329	1,077

	2,935	2,290

Prepaid expenses and other current assets	1,026	991

Total Current Assets	11,651	10,151

Property, Plant and Equipment	22,762	21,896
Accumulated Depreciation	(11,162)	(10,668)

	11,600	11,228

Amortizable Intangible Assets, net	847	796

Goodwill	5,511	5,169
Other Nonamortizable Intangible Assets	1,375	1,248

Nonamortizable Intangible Assets	6,886	6,417

Investments in Noncontrolled Affiliates	4,519	4,354
Other Assets	1,276	1,682

Total Assets	$36,779	$34,628

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/14/08	12/29/07
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$7,986	$7,602
Income taxes payable	353	151

Total Current Liabilities	8,339	7,753

Long-term Debt Obligations	6,053	4,203

Other Liabilities	4,982	4,792

Deferred Income Taxes	752	646

Total Liabilities	20,126	17,394

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(135)	(132)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/08 and 12/07 – 1,782 shares	30	30
Capital in excess of par value	345	450
Retained earnings	29,669	28,184
Accumulated other comprehensive loss	(473)	(952)

	29,571	27,712
Less: repurchased common stock, at cost:
6/08 – 211 shares, 12/07 – 177 shares	(12,824)	(10,387)

Total Common Shareholders’ Equity	16,747	17,325

Total Liabilities and Shareholders’ Equity	$36,779	$34,628

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/14/08	6/16/07	6/14/08	6/16/07
Net Income	$1,699	$1,557	$2,847	$2,653
Other Comprehensive Income
Currency translation adjustment	206	339	360	306
Reclassification of pension and retiree medical losses to net income, net of tax	17	23	88	55
Cash flow hedges, net of tax:
Net derivative gains/(losses)	19	(30)	31	(27)
Reclassification of losses to net income	3	3	9	6
Unrealized (losses)/gains on securities, net of tax	(3)	12	(5)	14
Other	(4)	4	(4)	4

	238	351	479	358

Comprehensive Income	$1,937	$1,908	$3,326	$3,011

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 14, 2008, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 14, 2008 and June 16, 2007, and the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended June 14, 2008 and June 16, 2007 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the year.

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

Our share of equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. Bottling equity income also includes pre-tax gains on our sale of PBG and PAS stock of $54 million and $100 million in the 12 and 24 weeks ended June 14, 2008, respectively, and pre-tax gains on our sale of PBG stock of $54 million and $104 million in the 12 and 24 weeks ended June 16, 2007, respectively. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our second quarter results and the months of January through May are reflected in our year-to-date results.

The following information is unaudited. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and our Form 8-K filed on April 7, 2008 in which we revised historical segment information on a basis consistent with our new segment reporting structure.

Our Divisions

	12 Weeks Ended		24 Weeks Ended
	6/14/08	6/16/07	6/14/08	6/16/07
Net Revenue
FLNA	$2,950	$2,723	$5,680	$5,276
QFNA	406	390	901	853
LAF	1,523	1,079	2,494	1,789
PAB	2,880	2,855	5,240	5,075
UKEU	1,727	1,396	2,638	2,136
MEAA	1,459	1,164	2,325	1,828

	$10,945	$9,607	$19,278	$16,957

Operating Profit
FLNA	$735	$682	$1,368	$1,292
QFNA	122	117	288	273
LAF	254	183	421	316
PAB	681	729	1,185	1,202
UKEU	262	220	364	306
MEAA	233	201	372	306

Total division	2,287	2,132	3,998	3,695
Corporate	(102)	(173)	(260)	(317)

	$2,185	$1,959	$3,738	$3,378

	Total Assets
	6/14/08	12/29/07
FLNA	$6,356	$6,270
QFNA	942	1,002
LAF	3,595	3,084
PAB	8,522	7,780
UKEU	8,119	7,102
MEAA	4,292	3,911

Total division	31,826	29,149
Corporate	1,600	2,124
Investments in bottling affiliates	3,353	3,355

	$36,779	$34,628

Intangible Assets

	6/14/08	12/29/07
Amortizable intangible assets, net
Brands	$1,511	$1,476
Other identifiable intangibles	387	344

	1,898	1,820
Accumulated amortization	(1,051)	(1,024)

	$847	$796

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/29/07	Acquisitions	Translation and Other	Balance 6/14/08
FLNA
Goodwill	$311	$–	$(8)	$303

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	147	256	12	415
Brands	22	97	5	124

	169	353	17	539

PAB
Goodwill	2,369	–	(3)	2,366
Brands	59	–	–	59

	2,428	–	(3)	2,425

UKEU
Goodwill	1,626	–	41	1,667
Brands	1,041	–	13	1,054

	2,667	–	54	2,721

MEAA
Goodwill	541	1	43	585
Brands	126	–	12	138

	667	1	55	723

Total goodwill	5,169	257	85	5,511
Total brands	1,248	97	30	1,375

	$6,417	$354	$115	$6,886

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $40 million in 2008 and $60 million in 2007. For the 24 weeks, we recognized stock-based compensation expense of $112 million in 2008 and $123 million in 2007. For the 12 weeks in 2008, our grants of stock options and restricted stock units (RSU) were nominal. For the 24 weeks in 2008, we granted 12 million stock options at a weighted average grant price of $68.79 and 2 million RSUs at a weighted average grant price of $68.75, under the terms of our 2007 Long-Term Incentive Plan (LTIP).

Our weighted average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/14/08	6/16/07
Expected life	6 yrs.	6 yrs.
Risk free interest rate	2.9%	4.8%
Expected volatility(a)	16%	15%
Expected dividend yield	1.9%	1.9%

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

As of June 30, 2008, approximately 2%, or approximately $120 million (at fair value), of securities in the investment portfolio of our U.S. pension plans are subprime mortgage holdings. We do not believe that the ultimate realization of such investments will result in a material impact to future pension expense, future contributions or the funded status of our plans.

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/14/08	6/16/07	6/14/08	6/16/07	6/14/08	6/16/07
	U.S.		International
Service cost	$57	$56	$16	$14	$10	$11
Interest cost	86	78	23	19	19	18
Expected return on plan assets	(96)	(92)	(29)	(23)	–	–
Amortization of prior service cost/(benefit)	4	1	–	–	(3)	(3)
Amortization of experience loss	13	32	5	7	2	4

Total expense	$64	$75	$15	$17	$28	$30

	24 Weeks Ended
	Pension				Retiree Medical
	6/14/08	6/16/07	6/14/08	6/16/07	6/14/08	6/16/07
	U.S.		International
Service cost	$114	$112	$28	$24	$20	$22
Interest cost	172	156	40	33	38	36
Expected return on plan assets	(192)	(184)	(51)	(40)	–	–
Amortization of prior service cost/(benefit)	8	2	1	1	(6)	(6)
Amortization of experience loss	26	64	9	12	4	8

Total expense	$128	$150	$27	$30	$56	$60

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	6/14/08		6/16/07
	Income	Shares(a)	Income	Shares(a)
Net income	$1,699		$1,557
Preferred shares:
Dividends	(1)		(1)
Redemption premium	–		(1)

Net income available for common shareholders	$1,698	1,582	$1,555	1,628

Basic net income per common share	$1.07		$0.96

Net income available for common shareholders	$1,698	1,582	$1,555	1,628
Dilutive securities:
Stock options and RSUs(b)	–	29	–	35
ESOP convertible preferred stock	1	1	2	2

Diluted	$1,699	1,612	$1,557	1,665

Diluted net income per common share	$1.05		$0.94

	24 Weeks Ended
	6/14/08		6/16/07
	Income	Shares(a)	Income	Shares(a)
Net income	$2,847		$2,653
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(2)		(4)

Net income available for common shareholders	$2,844	1,591	$2,648	1,632

Basic net income per common share	$1.79		$1.62

Net income available for common shareholders	$2,844	1,591	$2,648	1,632
Dilutive securities:
Stock options and RSUs(b)	–	30	–	35
ESOP convertible preferred stock	3	1	5	2

Diluted	$2,847	1,622	$2,653	1,669

Diluted net income per common share	$1.76		$1.59

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 0.3 million and 0.2 million shares, respectively, for the 12 and 24 weeks in 2008 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 24 weeks in 2008 had average exercise prices of $72.96 and $73.48, respectively. Options to purchase 5.7 million shares for the 24 weeks in 2007 were not included in the calculation of earnings per share because these options were out-of-the money. These out-of-the money options had an average exercise price of $65.01. There were no out-of-the-money options for the 12 weeks in 2007.

Debt Obligations

In the second quarter of 2008, we issued $1.75 billion of senior unsecured notes maturing in 2018. The proceeds from the issuance of these notes were used for general corporate purposes, including the repayment of outstanding short-term indebtedness. In connection with the issuance of the notes, we entered into an interest rate swap to effectively convert the interest rate from a fixed rate of 5% to a variable rate based on LIBOR. The terms of the interest rate swap match the terms of the debt it modifies.

Supplemental Cash Flow Information

	24 Weeks Ended
	6/14/08	6/16/07
Interest paid	$190	$140
Income taxes paid, net of refunds	$387	$509
Acquisitions:
Fair value of assets acquired	$301	$1,022
Cash paid and debt issued	(262)	(853)

Liabilities assumed	$39	$169

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. We adopted SFAS 157 at the beginning of our 2008 fiscal year and our adoption did not have a material impact on our financial statements.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 14, 2008, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Short-term investments(a)	$181	$181	$–	$–
Available-for-sale securities(b)	67	67	–	–
Forward exchange contracts(c)	70	–	70	–
Commodity contracts(d)	81	–	81	–
Cross currency interest rate swaps(e)	2	–	2	–
Interest rate swaps(f)	23	–	23	–
Prepaid forward contracts(g)	60		60	–

Total assets at fair value	$484	$248	$236	$–

Liabilities
Forward exchange contracts(c)	$59	$–	$59	$–
Commodity contracts(d)	9	–	9	–
Cross currency interest rate swaps(e)	5	–	5	–
Interest rate swaps(f)	77	–	77	–
Deferred compensation(h)	539	179	360	–

Total liabilities at fair value	$689	$179	$510	$–

(a)	Based on price changes in index funds.

(b)	Based on the price of common stock.

(c)	Based on observable market transactions of spot and forward rates.

(d)	Based on average prices on futures exchanges and recently reported transactions in the marketplace.

(e)	Based on observable local benchmarks for currency and interest rates.

(f)	Based on the LIBOR index.

(g)	Based on the price of our common stock.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL REVIEW

Our discussion and analysis is an integral part of understanding our financial results. Also refer to Basis of Presentation and Our Divisions in the Notes to the Condensed Consolidated Financial Statements. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

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

Our operations outside of the United States generate approximately 45% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks, net favorable foreign currency contributed 4 percentage points to net revenue growth, primarily due to the appreciation in the euro, Brazilian real and Canadian dollar. During the 24 weeks, net favorable foreign currency contributed 3.5 percentage points to net revenue growth, primarily due to appreciation in the euro, Canadian dollar and Brazilian real. Currency declines which are not offset could adversely impact our future results.

In the second quarter, we entered into additional derivative contracts to further reduce our exposure to price fluctuations in our raw material and energy costs during the balance of 2008 and the first half of 2009. Derivatives used to hedge commodity price risks that do not qualify for hedge accounting are marked to market each period and related gains and losses are reflected in our income statement.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $487 million at June 14, 2008 and $284 million at June 16, 2007. In addition, in the second quarter of 2008, we entered into other instruments, such as options, to manage our future commodity costs. The open derivative contracts that do not qualify for hedge accounting resulted in net gains of $55 million and $53 million in the 12 and 24 weeks ended June 14, 2008, respectively. The open derivative contracts that do not qualify for hedge accounting resulted in net gains of $13 million and $12 million in the 12 and 24 weeks ended June 16, 2007, respectively.

We expect to be able to continue to reduce the impact of increases in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives. See Fair Value in the Notes to the Condensed Consolidated Financial Statements for the fair value of our commodity contracts as of June 14, 2008.

Cautionary statements included in Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and in our revised Management’s Discussion and Analysis included in Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on April 7, 2008 should be considered when evaluating our trends and future results.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks, total servings increased 5%, with worldwide beverages growing 5% and worldwide snacks growing 4%. For the 24 weeks, total servings increased 4.5%, with both worldwide beverages and snacks growing over 4%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to retailers and independent distributors. BCS is reported to us by our bottlers on a monthly basis. Our second quarter beverage volume includes bottler sales in North America for April and May and bottler sales outside of North America for March, April and May. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/14/08	6/16/07	Change	6/14/08	6/16/07	Change
Total net revenue	$10,945	$9,607	14%	$19,278	$16,957	14%

Operating profit
FLNA	$735	$682	8%	$1,368	$1,292	6%
QFNA	122	117	4%	288	273	5.5%
LAF	254	183	38%	421	316	33%
PAB	681	729	(7)%	1,185	1,202	(1)%
UKEU	262	220	19%	364	306	19%
MEAA	233	201	16%	372	306	22%
Corporate unallocated	(102)	(173)	(42)%	(260)	(317)	(18)%

Total operating profit	$2,185	$1,959	12%	$3,738	$3,378	11%

Total operating profit margin	20.0%	20.4%	(0.4)	19.4%	19.9%	(0.5)

See Results of Operations – Division Review for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

Total operating profit increased 12% and margin decreased 0.4 percentage points. The operating profit performance primarily reflects leverage from the revenue growth, offset by the impact of higher commodity costs. The impact of foreign currency contributed 3 percentage points to operating profit growth and the impact of acquisitions contributed 1 percentage point.

Corporate unallocated expenses decreased 42%, primarily driven by increased net gains of $48 million from the mark-to-market impact of our commodity hedges. Higher costs associated with our ongoing business transformation initiative of $17 million and increased research and development costs of $13 million were more than offset by the favorable impact of certain employee-related items.

24 Weeks

Total operating profit increased 11% and margin decreased 0.5 percentage points. The operating profit performance primarily reflects leverage from the revenue growth, offset by the impact of higher commodity costs. The impact of foreign currency contributed almost 3 percentage points to operating profit growth and the impact of acquisitions contributed 1 percentage point.

Corporate unallocated expenses decreased 18%, primarily reflecting lower deferred compensation costs of $28 million and increased gains of $27 million from the mark-to-market impact of our commodity hedges. The decrease in deferred compensation costs is offset (as a reduction to interest income) by losses on investments used to economically hedge these costs. Higher costs associated with our ongoing business transformation initiative of $34 million and increased research and development costs of $23 million were offset by the favorable impact of certain other employee-related items.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/14/08	6/16/07	Change	6/14/08	6/16/07	Change
Bottling equity income	$168	$173	(3)%	$238	$247	(4)%
Interest expense, net	$(36)	$(15)	$(21)	$(93)	$(35)	$(58)
Tax rate	26.7%	26.5%		26.7%	26.1%
Net income	$1,699	$1,557	9%	$2,847	$2,653	7%
Net income per common share – diluted	$1.05	$0.94	13%	$1.76	$1.59	10%

12 Weeks

Bottling equity income decreased 3%, primarily reflecting our reduced ownership levels in PBG and PAS in 2008.

Net interest expense increased $21 million, primarily reflecting higher average debt balances, partially offset by the impact of lower average rates on our debt and higher investment balances.

The tax rate increased 0.2 percentage points compared to the prior year, primarily due to the timing of certain items related to audit settlements and tax planning initiatives.

Net income increased 9% and the related net income per share increased 13%. These increases primarily reflect our solid operating profit growth, slightly offset by the increase in net interest expense. Net income per share was also favorably impacted by our share repurchases.

24 Weeks

Bottling equity income decreased 4%, reflecting our reduced ownership levels in PBG and PAS in 2008 and lower pre-tax gains on our sales of PBG and PAS stock in the current year.

Net interest expense increased $58 million, primarily reflecting higher average debt balances and losses in the market value of investments used to economically hedge a portion of our deferred compensation costs (compared to gains in the prior year). This increase was partially offset by the impact of lower average rates on our debt and higher investment balances.

The tax rate increased 0.6 percentage points compared to the prior year, primarily due to the timing of certain items related to audit settlements and tax planning initiatives.

Net income increased 7% and the related net income per share increased 10%. These increases primarily reflect our solid operating profit growth, slightly offset by the increase in net interest expense. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue 12 weeks ended	FLNA	QFNA	LAF	PAB	UKEU	MEAA	Total
June 14, 2008	$2,950	$406	$1,523	$2,880	$1,727	$1,459	$10,945
June 16, 2007	$2,723	$390	$1,079	$2,855	$1,396	$1,164	$9,607
% Impact of:
Volume(a)	1%	2%	(1)%	(4)%	4%	15%	1%
Effective net pricing(b)	6	1	11	4	5	5	5.5
Foreign exchange	1	1	8	1	11	6	4
Acquisitions	–	–	23	–	4	–	3

% Change(c)	8%	4%	41%	1%	24%	25%	14%

Net Revenue 24 Weeks Ended	FLNA	QFNA	LAF	PAB	UKEU	MEAA	Total
June 14, 2008	$5,680	$901	$2,494	$5,240	$2,638	$2,325	$19,278
June 16, 2007	$5,276	$853	$1,789	$5,075	$2,136	$1,828	$16,957
% Impact of:
Volume(a)	1.5%	1%	1%	(3)%	4.5%	15%	2%
Effective net pricing(b)	5	3	9	5	4	3.5	5
Foreign exchange	1	1	7	1	10	7	3.5
Acquisitions	–	–	22	–	4.5	2.5	3

% Change(c)	8%	6%	39%	3%	24%	27%	14%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		% Change	24 Weeks Ended		% Change
	6/14/08	6/16/07		6/14/08	6/16/07
Net revenue	$2,950	$2,723	8	$5,680	$5,276	8
Operating profit	$735	$682	8	$1,368	$1,292	6

12 Weeks

Net revenue grew 8% and pound volume grew 2%. The volume growth reflects double-digit growth in trademark Cheetos, Ruffles and Chewy Granola. These volume gains were partially offset by a high-single-digit decline in trademark Lay’s and a mid-single-digit decline in trademark Doritos; both declines reflecting pricing actions. Net revenue growth also benefited from positive effective net pricing, primarily due to salty snack pricing actions. Favorable Canadian exchange rates contributed 1 percentage point to net revenue growth.

Operating profit grew 8%, primarily reflecting the net revenue growth, as well as a favorable casualty insurance actuarial adjustment reflecting improved safety performance. This growth was offset by higher commodity costs, primarily cooking oil and fuel. Favorable Canadian exchange rates contributed 1 percentage point to operating profit growth.

Smart Spot eligible products represented approximately 16% of net revenue. These products grew in the mid-single-digit range, while the balance of the portfolio experienced high-single-digit revenue growth.

24 Weeks

Net revenue grew 8% and pound volume grew 2%. The volume growth reflects high-single-digit growth in trademark Cheetos and Ruffles as well as mid-single-digit growth in dips. These volume gains were partially offset by a low-single-digit decline in trademark Doritos and Lay’s. Net revenue growth also benefited from positive effective net pricing, primarily due to salty snack pricing actions. Favorable Canadian exchange rates contributed 1 percentage point to net revenue growth.

Operating profit grew 6%, reflecting the net revenue growth, as well as the favorable casualty insurance actuarial adjustment. This growth was offset by higher commodity costs, primarily cooking oil and fuel. Favorable Canadian exchange rates contributed 1 percentage point to operating profit growth.

Smart Spot eligible products represented approximately 16% of net revenue. These products grew in the low-single-digit range, while the balance of the portfolio experienced high-single-digit revenue growth.

Quaker Foods North America

	12 Weeks Ended		% Change	24 Weeks Ended		% Change
	6/14/08	6/16/07		6/14/08	6/16/07
Net revenue	$406	$390	4	$901	$853	6
Operating profit	$122	$117	4	$288	$273	5.5

12 Weeks

Net revenue increased 4% and volume increased 2%. The volume increase reflects low-single-digit growth in Quaker Oatmeal, double-digit growth in grits and mid-single-digit growth in Rice-A-Roni. These increases were partially offset by a low-single-digit decline in ready-to-eat cereals. Net revenue growth also benefited from favorable effective net pricing, due primarily to price increases taken last year and in the current quarter. Favorable Canadian exchange rates contributed 1 percentage point to net revenue growth.

Operating profit increased 4%, primarily reflecting the net revenue growth. Increased commodity costs were partially offset by lower advertising and marketing costs. Less-favorable settlements of trade spending accruals in the current year and costs incurred to cover the insurance deductible in connection with the Cedar Rapids flood that occurred at the end of the quarter, collectively, reduced operating profit by 8 percentage points. Our insurance covers both asset damage and business disruption, and we expect reimbursement in the second half of 2008 or early 2009.

Smart Spot eligible products represented approximately half of the net revenue and were flat to last year. The balance of the portfolio grew in the high-single-digit range.

24 Weeks

Net revenue increased 6% and volume grew 1%. The volume increase primarily reflects low-single-digit growth in Quaker Oatmeal and ready-to-eat cereals, partially offset by a mid-single-digit decline in Rice-A-Roni. Net revenue growth also benefited from favorable effective net pricing due primarily to price increases taken last year and in the current quarter, as well as positive mix. Favorable Canadian exchange rates contributed 1 percentage point to net revenue growth.

Operating profit increased 5.5%, primarily reflecting the net revenue growth. Increased commodity costs were partially offset by lower advertising and marketing costs. Operating profit was also negatively impacted by costs incurred to cover the insurance deductible in connection with the Cedar Rapids flood.

Smart Spot eligible products represented approximately half of net revenue and experienced low-single-digit net revenue growth. The balance of the portfolio grew in the double-digit range.

Latin America Foods

	12 Weeks Ended		% Change	24 Weeks Ended		% Change
	6/14/08	6/16/07		6/14/08	6/16/07
Net revenue	$1,523	$1,079	41	$2,494	$1,789	39
Operating profit	$254	$183	38	$421	$316	33

12 Weeks

Snacks volume grew 4%, largely reflecting an acquisition in Brazil in the fourth quarter of 2007. A low-single-digit decline at Sabritas in Mexico, largely resulting from weight-outs, was offset by double-digit growth in Argentina and in several smaller markets. Additionally, Gamesa in Mexico was flat. The acquisition in Brazil contributed nearly 4 percentage points to the volume growth.

Net revenue grew 41%, reflecting favorable effective net pricing. Gamesa in Mexico experienced double-digit revenue growth due to favorable pricing actions. Acquisitions contributed 23 percentage points and foreign currency contributed 8 percentage points to the net revenue growth.

Operating profit grew 38%, driven by the net revenue growth, partially offset by increased commodity costs. Acquisitions contributed 10 percentage points and foreign currency contributed 7 percentage points to the operating profit growth.

24 Weeks

Snacks volume grew 5.5%, largely reflecting the acquisition in Brazil. A low-single-digit decline at Sabritas in Mexico, resulting from pricing actions, was offset by double-digit growth in several smaller markets. Additionally, Gamesa in Mexico grew at a low-single-digit rate. The acquisition in Brazil contributed nearly 4 percentage points to the volume growth.

Net revenue grew 39%, reflecting favorable effective net pricing and the volume growth. Acquisitions contributed 22 percentage points and foreign currency contributed 7 percentage points to the net revenue growth.

Operating profit grew 33%, driven by the net revenue growth, partially offset by increased commodity costs. Acquisitions contributed 8 percentage points and foreign currency contributed 6 percentage points to the operating profit growth.

PepsiCo Americas Beverages

	12 Weeks Ended		% Change	24 Weeks Ended		% Change
	6/14/08	6/16/07		6/14/08	6/16/07
Net revenue	$2,880	$2,855	1	$5,240	$5,075	3
Operating profit	$681	$729	(7)	$1,185	$1,202	(1)

12 Weeks

BCS volume declined 1%, driven by a 3% decline in North America, partially offset by a 5% increase in Latin America.

In North America, the BCS volume decline was driven by a 4% decline in non-carbonated beverages and a 2% decline in CSDs. The decline in the non-carbonated portfolio reflects a double-digit decline in our base Aquafina water business and a mid-single-digit decline in our juice and juice drinks portfolio, partially offset by triple-digit growth in Amp Energy and double-digit growth in SoBe Life Water. Gatorade sports drinks increased slightly. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi, partially offset by low-single-digit increases in trademark Mountain Dew and Sierra Mist.

In Latin America, volume growth was broad-based and reflected a mid-single-digit increase in CSDs and a double-digit increase in non-carbonated beverages.

Net revenue grew 1%, reflecting effective net pricing, offset by the volume declines in North America. The effective net pricing reflects positive mix and price increases taken on CSD concentrate this year. Favorable foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit declined 7%, reflecting higher selling and delivery costs, primarily higher fuel and supply chain costs, as well as increased general and administrative costs, primarily information technology initiatives and projects. Favorable foreign currency reduced the operating profit decline by 1 percentage point.

Smart Spot eligible products in the U.S. and Canada represented over 70% of net revenue in North America. These products experienced a low-single-digit net revenue decline, while the balance of the portfolio grew in the mid-single-digit range.

24 Weeks

BCS volume declined 1%, driven by a 2% decline in North America, partially offset by a 5% increase in Latin America.

In North America, the BCS volume decline was driven by a 3% decline in CSDs and a 2% decline in our non-carbonated portfolio. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi, offset slightly by a low-single-digit increase in trademark Mountain Dew. Trademark Sierra Mist volume was unchanged. The decline in the non-carbonated portfolio reflects a double-digit decline in our base Aquafina water business and a mid-single-digit decline in our juice and juice drinks portfolio, offset slightly by low-single-digit growth in Gatorade sports drinks, triple-digit growth in SoBe Life Water and double-digit growth in Amp Energy.

In Latin America, volume growth was broad-based and reflected a mid-single-digit increase in CSDs and a double-digit increase in non-carbonated beverages.

Net revenue grew 3%, driven by effective net pricing, partially offset by the volume declines in North America. The effective net pricing reflects positive mix and price increases taken on Gatorade sports drinks in the prior year and on CSD concentrate this year. Favorable foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit declined 1%, reflecting higher selling and delivery costs, primarily higher fuel and supply chain costs, and increased general and administrative costs, primarily information technology initiatives and projects, partially offset by leverage from the revenue growth. Favorable foreign currency reduced the operating profit decline by 2 percentage points.

Smart Spot eligible products in the U.S. and Canada represented over 70% of net revenue in North America. These products experienced low-single-digit net revenue growth, while the balance of the portfolio grew in the mid-single-digit range.

United Kingdom & Europe

	12 Weeks Ended		% Change	24 Weeks Ended		% Change
	6/14/08	6/16/07		6/14/08	6/16/07
Net revenue	$1,727	$1,396	24	$2,638	$2,136	24
Operating profit	$262	$220	19	$364	$306	19

12 Weeks

Snacks volume grew 8%, reflecting broad-based increases led by double-digit growth in Russia and high-single-digit growth in Poland. Additionally, Walkers in the United Kingdom grew at a mid-single-digit rate. The acquisition of a business in Bulgaria in the first quarter contributed 1 percentage point to the volume growth.

Beverage volume grew 20%, primarily reflecting the Sandora acquisition and the expansion of the Pepsi Lipton Joint Venture which together contributed 17 percentage points to growth. Beverage volume also benefited from double-digit growth in the United Kingdom and Romania and high-single-digit growth in Germany, partially offset by a high-single-digit decline in Spain. Additionally, Russia grew at a low-single-digit rate. CSDs grew at a low-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 24%, reflecting favorable effective net pricing and volume growth. Foreign currency contributed 11 percentage points and acquisitions contributed 4 percentage points to the net revenue growth.

Operating profit grew 19%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 9 percentage points and acquisitions contributed 4 percentage points to the operating profit growth.

24 Weeks

Snacks volume grew 8%, reflecting broad-based increases led by double-digit growth in Russia and high-single-digit growth in Poland. Additionally, Walkers in the United Kingdom grew at a low-single-digit rate. The acquisition of a business in Bulgaria in the first quarter contributed 1 percentage point to the volume growth.

Beverage volume grew 22%, primarily reflecting the Sandora acquisition and the expansion of the Pepsi Lipton Joint Venture which together contributed 17 percentage points to the growth. Beverage volume also benefited from double-digit growth in the United Kingdom and Romania, partially offset by a mid-single-digit decline in Spain. Additionally, Russia and Germany grew at mid-single-digit rates. CSDs grew at a low-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 24%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 10 percentage points and acquisitions contributed 4.5 percentage points to the net revenue growth.

Operating profit grew 19%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 9 percentage points and acquisitions contributed 3 percentage points to the operating profit growth.

Middle East, Africa & Asia

	12 Weeks Ended		% Change	24 Weeks Ended		% Change
	6/14/08	6/16/07		6/14/08	6/16/07
Net revenue	$1,459	$1,164	25	$2,325	$1,828	27
Operating profit	$233	$201	16	$372	$306	22

12 Weeks

Snacks volume grew 13%, reflecting broad-based growth. China, India, South Africa and the Middle East all grew at double-digit rates, while Australia and Turkey each grew in the mid-single-digit range.

Beverage volume grew 10%, reflecting broad-based growth led by double-digit growth in the Middle East, China and India, partially offset by a double-digit decline in the Philippines. CSDs grew at a high-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 25%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 6 percentage points to the net revenue growth.

Operating profit grew 16%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 4 percentage points to the operating profit growth.

24 Weeks

Snacks volume grew 14%, reflecting broad-based growth. China, South Africa, India and the Middle East all grew at double-digit rates, while Australia and Turkey each grew in the mid-single-digit range.

Beverage volume grew 10%, reflecting broad-based growth led by double-digit growth in the Middle East, China and India, partially offset by a high-single-digit decline in the Philippines. CSDs grew at a high-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 27%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 7 percentage points and acquisitions contributed 2.5 percentage points to the net revenue growth.

Operating profit grew 22%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 5 percentage points and acquisitions contributed 3 percentage points to the operating profit growth.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 24 weeks, our operations provided $2.2 billion of cash, primarily reflecting our solid business results, compared to $2.0 billion in the prior year.

Investing Activities

During the 24 weeks, our investing activities provided $362 million in cash, primarily due to net proceeds from sales of short-term investments of $1,255 million and proceeds from sales of PBG and PAS stock of $200 million. These increases were partially offset by net capital spending of $831 million and acquisitions of $262 million.

We anticipate net capital spending of approximately $2.7 billion in 2008.

Financing Activities

During the 24 weeks, we used $1.7 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $2.9 billion and dividend payments of $1.2 billion. The use of cash was partially offset by net proceeds from issuances of long-term debt of $1.3 billion, net proceeds from short-term borrowings of $705 million and stock option proceeds of $339 million.

In the second quarter of 2008, our Board of Directors approved a 13% dividend increase from $1.50 to $1.70 per share. In addition, we intend to repurchase at least $5.3 billion of our shares, subject to market conditions. This represents an increase of at least $1 billion from our previously announced intention to spend $4.3 billion in share repurchases in 2008.

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

	24 Weeks Ended
	6/14/08	6/16/07
Net cash provided by operating activities	$2,193	$2,018
Capital spending	(896)	(743)
Sales of property, plant and equipment	65	15

Management operating cash flow	$1,362	$1,290

During 2008, we expect to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “Risk Factors” in Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and “Our Business Risks” in our revised Management’s Discussion and Analysis included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2008 for certain factors that may impact our operating cash flows.

Debt Obligations

See Debt Obligations in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 14, 2008, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 14, 2008 and June 16, 2007, and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 14, 2008 and June 16, 2007. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

/s/ KPMG LLP

New York, New York
July 23, 2008

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In the second quarter, we entered into additional derivative contracts to further reduce our exposure to price fluctuations in our raw material and energy costs during the balance of 2008 and the first half of 2009.

For additional information, see “Management’s Discussion and Analysis – Our Business Risks”. In addition, see “Risk Factors” in Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and “Our Business Risks” in our revised Management’s Discussion and Analysis included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2008.

ITEM 4. Controls and Procedures.

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

During our second fiscal quarter of 2008, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/22/08				$1,556
3/23/08 – 4/19/08	5.9	$71.28	5.9	(422)

				1,134
4/20/08 – 5/17/08	7.6	$68.55	7.6	(519)

				615
5/18/08 – 6/14/08	8.1	$67.41	8.1	(545)

Total	21.6	$68.87	21.6	$70

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/22/08
3/23/08 – 4/19/08	2,600	$354.32	N/A	N/A
4/20/08 – 5/17/08	–	$–	N/A	N/A
5/18/08 – 6/14/08	700	$324.40	N/A	N/A

Total	3,300	$347.97	N/A	N/A

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders at PepsiCo’s Annual Meeting of Shareholders held on May 7, 2008.

Election of Directors

Nominee	For	Against	Abstain	Broker Non-Votes
Ian M. Cook	1,319,309,111	5,566,662	15,851,934	N/A
Dina Dublon	1,319,276,907	5,943,326	15,507,474	N/A
Victor J. Dzau	1,304,208,531	20,775,624	15,743,552	N/A
Ray L. Hunt	1,304,890,156	19,950,690	15,886,861	N/A
Alberto Ibargüen	1,313,440,848	11,073,094	16,213,765	N/A
Arthur C. Martinez	1,312,012,829	12,942,050	15,772,828	N/A
Indra K. Nooyi	1,308,914,383	16,135,555	15,677,769	N/A
Sharon Percy Rockefeller	1,306,944,376	17,757,482	16,025,849	N/A
James J. Schiro	1,319,489,106	5,394,261	15,844,340	N/A
Lloyd G. Trotter	1,319,056,782	5,950,049	15,720,876	N/A
Daniel Vasella	1,318,181,619	6,604,617	15,941,471	N/A
Michael D. White	1,319,941,913	5,251,667	15,534,127	N/A

All twelve directors listed above were elected to a one-year term expiring in 2009 by the margins indicated.

The following proposal was adopted by the margin indicated:

Description of Proposal

	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of KPMG LLP as independent registered public accounting firm	1,306,502,560	20,510,665	13,714,482	N/A

The following proposals were not adopted by the margin indicated:

Description of Proposals

	For	Against	Abstain	Broker Non-Votes
Beverage Container Recycling	64,615,893	871,192,280	163,664,642	241,254,892
Report on Impacts of Genetically Engineered Products	77,194,569	837,706,110	146,529,459	279,297,569
Right to Water Policy	65,196,009	843,203,789	192,530,340	239,797,569
Global Warming Report	26,021,599	932,367,826	142,540,716	239,797,566
Advisory Vote on Compensation	447,792,832	602,588,280	50,548,546	239,798,049

ITEM 6. Exhibits

See Index to Exhibits on page 39.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: July 23, 2008	/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and
Controller

Date: July 23, 2008	/S/ THOMAS H. TAMONEY, JR.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 4.1	Form of 5.00% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed May 21, 2008

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002