Form 10-Q
period 2008-09-06
PEPSICO INC
filed 2008-10-15
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2008 (36 weeks)

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

Large accelerated filer X		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No X

Number of shares of Common Stock outstanding as of October 9, 2008:  1,553,120,583

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM  1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/6/08	9/8/07	9/6/08	9/8/07
Net Revenue	$11,244	$10,171	$30,522	$27,128

Cost of sales	5,268	4,627	14,180	12,254
Selling, general and administrative expenses	3,979	3,467	10,577	9,397
Amortization of intangible assets	13	15	43	37

Operating Profit	1,984	2,062	5,722	5,440

Bottling equity income	201	218	439	465
Interest expense	(73)	(57)	(205)	(153)
Interest income	14	21	53	82

Income before income taxes	2,126	2,244	6,009	5,834

Provision for income taxes	550	501	1,586	1,438

Net Income	$1,576	$1,743	$4,423	$4,396

Net Income Per Common Share
Basic	$1.01	$1.08	$2.79	$2.70
Diluted	$0.99	$1.06	$2.74	$2.64

Cash Dividends Declared Per Common Share	$0.425	$0.375	$1.225	$1.05

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/6/08	9/8/07
Operating Activities
Net income	$4,423	$4,396
Depreciation and amortization	1,055	948
Stock-based compensation expense	169	182
Excess tax benefits from share-based payment arrangements	(83)	(118)
Pension and retiree medical plan contributions	(132)	(155)
Pension and retiree medical plan expenses	318	362
Bottling equity income, net of dividends	(372)	(398)
Deferred income taxes and other tax charges and credits	275	(3)
Change in accounts and notes receivable	(1,166)	(844)
Change in inventories	(362)	(244)
Change in prepaid expenses and other current assets	(49)	51
Change in accounts payable and other current liabilities	188	324
Change in income taxes payable	566	830
Other, net	(172)	(161)

Net Cash Provided by Operating Activities	4,658	5,170

Investing Activities
Capital spending	(1,399)	(1,260)
Sales of property, plant and equipment	85	23
Proceeds from finance assets	–	3
Acquisitions and investments in noncontrolled affiliates	(1,707)	(988)
Cash restricted for pending acquisitions	(297)	–
Cash proceeds from sale of The Pepsi Bottling Group (PBG) and
PepsiAmericas, Inc. (PAS) stock	342	296
Short-term investments, by original maturity
More than three months – purchases	(143)	(78)
More than three months – maturities	44	58
Three months or less, net	1,299	(3)

Net Cash Used for Investing Activities	(1,776)	(1,949)

Financing Activities
Proceeds from issuances of long-term debt	1,733	1,005
Payments of long-term debt	(488)	(542)
Short-term borrowings, by original maturity
More than three months – proceeds	42	181
More than three months – payments	(120)	(70)
Three months or less, net	2,080	(513)
Cash dividends paid	(1,879)	(1,598)
Share repurchases – common	(4,197)	(3,123)
Share repurchases – preferred	(4)	(8)
Proceeds from exercises of stock options	495	666
Excess tax benefits from share-based payment arrangements	83	118

Net Cash Used for Financing Activities	(2,255)	(3,884)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20)	47

Net Increase/(Decrease) in Cash and Cash Equivalents	607	(616)
Cash and Cash Equivalents – Beginning of year	910	1,651

Cash and Cash Equivalents – End of period	$1,517	$1,035

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	9/6/08	12/29/07
Assets
Current Assets
Cash and cash equivalents	$1,517	$910

Short-term investments	342	1,571

Accounts and notes receivable, less allowance: 9/08 – $72, 12/07 – $69	5,752	4,389

Inventories
Raw materials	1,314	1,056
Work-in-process	269	157
Finished goods	1,221	1,077

	2,804	2,290

Prepaid expenses and other current assets	939	991

Total Current Assets	11,354	10,151

Property, Plant and Equipment	23,306	21,896
Accumulated Depreciation	(11,314)	(10,668)

	11,992	11,228
Amortizable Intangible Assets, net	815	796

Goodwill	5,370	5,169
Other Nonamortizable Intangible Assets	1,301	1,248

Nonamortizable Intangible Assets	6,671	6,417

Investments in Noncontrolled Affiliates	4,611	4,354
Other Assets	3,015	1,682

Total Assets	$38,458	$34,628

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/6/08	12/29/07
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term obligations	$1,203	$–
Accounts payable and other current liabilities	8,011	7,602
Income taxes payable	507	151

Total Current Liabilities	9,721	7,753

Long-term Debt Obligations	6,537	4,203

Other Liabilities	5,432	4,792

Deferred Income Taxes	716	646

Total Liabilities	22,406	17,394

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(136)	(132)

Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 9/08 and 12/07 – 1,782 shares	30	30
Capital in excess of par value	342	450
Retained earnings	30,581	28,184
Accumulated other comprehensive loss	(945)	(952)

	30,008	27,712

Less: repurchased common stock, at cost:
9/08 – 225 shares, 12/07 – 177 shares	(13,861)	(10,387)

Total Common Shareholders’ Equity	16,147	17,325

Total Liabilities and Shareholders’ Equity	$38,458	$34,628

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/6/08	9/8/07	9/6/08	9/8/07
Net Income	$1,576	$1,743	$4,423	$4,396
Other Comprehensive (Loss)/Income
Currency translation adjustment	(451)	27	(91)	333
Reclassification of pension and retiree medical losses to net income, net of tax	20	31	108	86
Cash flow hedges, net of tax:
Net derivative (losses)/gains	(23)	(5)	8	(32)
Reclassification of losses to net income	4	7	13	13
Unrealized (losses)/gains on securities, net of tax	(14)	(8)	(19)	6
Other	(8)	(1)	(12)	3

	(472)	51	7	409

Comprehensive Income	$1,104	$1,794	$4,430	$4,805

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of September 6, 2008, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 6, 2008 and September 8, 2007, and the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended September 6, 2008 and September 8, 2007 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year.

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

Our share of equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. Bottling equity income also includes pre-tax gains on our sale of PBG and PAS stock of $45 million and $145 million in the 12 and 36 weeks ended September 6, 2008, respectively, and pre-tax gains on our sale of PBG stock of $58 million and $162 million in the 12 and 36 weeks ended September 8, 2007, respectively. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our third quarter results and the months of January through August are reflected in our year-to-date results.

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

Our Divisions

	12 Weeks Ended		36 Weeks Ended
	9/6/08	9/8/07	9/6/08	9/8/07
Net Revenue
FLNA	$3,057	$2,800	$8,737	$8,076
QFNA	391	411	1,292	1,264
LAF	1,544	1,252	4,038	3,041
PAB	2,923	2,926	8,163	8,001
UKEU	1,783	1,519	4,421	3,655
MEAA	1,546	1,263	3,871	3,091

	$11,244	$10,171	$30,522	$27,128

Operating Profit
FLNA	$785	$742	$2,153	$2,034
QFNA	134	126	422	399
LAF	225	185	646	501
PAB	662	741	1,847	1,943
UKEU	279	238	643	544
MEAA	227	192	599	498

Total division	2,312	2,224	6,310	5,919
Corporate – impact of mark-to-market on commodity hedges	(176)	(29)	(119)	–
Corporate – other	(152)	(133)	(469)	(479)

Total corporate	(328)	(162)	(588)	(479)

	$1,984	$2,062	$5,722	$5,440

	Total Assets
	9/6/08	12/29/07
FLNA	$6,348	$6,270
QFNA	984	1,002
LAF	3,530	3,084
PAB	8,050	7,780
UKEU	10,239	7,102
MEAA	4,249	3,911

Total division	33,400	29,149
Corporate	1,689	2,124
Investments in bottling affiliates	3,369	3,355

	$38,458	$34,628

Intangible Assets

	9/6/08	12/29/07
Amortizable intangible assets, net
Brands	$1,491	$1,476
Other identifiable intangibles	382	344

	1,873	1,820
Accumulated amortization	(1,058)	(1,024)

	$815	$796

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/29/07	Acquisitions	Translation and Other	Balance 9/6/08
FLNA
Goodwill	$311	$–	$(14)	$297

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	147	258	5	410
Brands	22	99	2	123

	169	357	7	533

PAB
Goodwill	2,369	–	(5)	2,364
Brands	59	–	–	59

	2,428	–	(5)	2,423

UKEU
Goodwill	1,626	1	(42)	1,585
Brands	1,041	3	(50)	994

	2,667	4	(92)	2,579

MEAA
Goodwill	541	1	(3)	539
Brands	126	–	(1)	125

	667	1	(4)	664

Total goodwill	5,169	260	(59)	5,370
Total brands	1,248	102	(49)	1,301

	$6,417	$362	$(108)	$6,671

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $57 million in 2008 and $58 million in 2007. For the 36 weeks, we recognized stock-based compensation expense of $169 million in 2008 and $182 million in 2007. For the 12 weeks in 2008, our grants of stock options and restricted stock units (RSU) were nominal. For the 36 weeks in 2008, we granted 12 million stock options at a weighted average grant price of $68.71 and 2 million RSUs at a weighted average grant price of $68.75, under the terms of our 2007 Long-Term Incentive Plan (LTIP).

Our weighted average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/6/08	9/8/07
Expected life	6 yrs.	6 yrs.
Risk free interest rate	2.9%	4.8%
Expected volatility(a)	16%	15%
Expected dividend yield	1.9%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

On December 30, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires that, no later than 2008, our assumptions used to measure our annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2008 fiscal year, we changed the measurement date for our annual pension and retiree medical expense and all plan assets and liabilities from September 30 to our year-end balance sheet date. As a result of this change in measurement date, we recorded an after-tax $39 million decrease to 2008 opening shareholders’ equity, as follows:

	Pension	Retiree Medical	Total
Retained earnings	$(63)	$(20)	$(83)
Accumulated other comprehensive loss	12	32	44

Total	$(51)	$12	$(39)

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/6/08	9/8/07	9/6/08	9/8/07	9/6/08	9/8/07
	U.S.		International
Service cost	$57	$56	$16	$14	$10	$11
Interest cost	86	78	23	19	19	18
Expected return on plan assets	(96)	(92)	(29)	(23)	–	–
Amortization of prior service cost/(benefit)	4	1	–	–	(3)	(3)
Amortization of experience loss	13	32	5	7	2	4

Total expense	$64	$75	$15	$17	$28	$30

	36 Weeks Ended
	Pension				Retiree Medical
	9/6/08	9/8/07	9/6/08	9/8/07	9/6/08	9/8/07
	U.S.		International
Service cost	$171	$168	$44	$38	$30	$33
Interest cost	258	234	63	52	57	54
Expected return on plan assets	(288)	(276)	(80)	(63)	–	–
Amortization of prior service cost/(benefit)	12	3	1	1	(9)	(9)
Amortization of experience loss	39	96	14	19	6	12

Total expense	$192	$225	$42	$47	$84	$90

Net Income Per Common Share

The computations of basic and diluted net income per common share are as follows:

	12 Weeks Ended
	9/6/08		9/8/07
	Income	Shares(a)	Income	Shares(a)
Net income	$1,576		$1,743
Preferred shares:
Dividends	–		–
Redemption premium	(2)		(2)

Net income available for common shareholders	$1,574	1,564	$1,741	1,615

Basic net income per common share	$1.01		$1.08

Net income available for common shareholders	$1,574	1,564	$1,741	1,615
Dilutive securities:
Stock options and RSUs(b)	–	28	–	34
ESOP convertible preferred stock	2	1	2	2

Diluted	$1,576	1,593	$1,743	1,651

Diluted net income per common share	$0.99		$1.06

	36 Weeks Ended
	9/6/08		9/8/07
	Income	Shares(a)	Income	Shares(a)
Net income	$4,423		$4,396
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(6)

Net income available for common shareholders	$4,418	1,582	$4,389	1,627

Basic net income per common share	$2.79		$2.70

Net income available for common shareholders	$4,418	1,582	$4,389	1,627
Dilutive securities:
Stock options and RSUs(b)	–	29	–	34
ESOP convertible preferred stock	5	1	7	2

Diluted	$4,423	1,612	$4,396	1,663

Diluted net income per common share	$2.74		$2.64

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 12.1 million and 4.2 million shares, respectively, for the 12 and 36 weeks in 2008 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 36 weeks in 2008 had average exercise prices of $68.86 and $71.94, respectively. Options to purchase 3.8 million shares for the 36 weeks in 2007 were not included in the calculation of earnings per share because these options were out-of-the money. These out-of-the money options had an average exercise price of $65.01. There were no out-of-the-money options for the 12 weeks in 2007.

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

In the third quarter of 2008, we updated our U.S. $2.5 billion euro medium term note program following the expiration of the existing program. Under the program, we may issue unsecured notes under mutually agreed upon terms with the purchasers of the notes. Proceeds from any issuance of notes may be used for general corporate purposes, except as otherwise specified in the related prospectus. As of September 6, 2008, we had no outstanding notes under the program.

Additionally, in the third quarter of 2008, we entered into a new unsecured revolving credit agreement which enables us to borrow up to $1 billion subject to customary terms and conditions. Funds borrowed under this agreement may be used to repay outstanding commercial paper issued by us and our subsidiaries and for general corporate purposes, including working capital, capital investments and acquisitions. The agreement expires in August 2009. This line of credit remained unused as of September 6, 2008.

As of September 6, 2008, short-term obligations totaled $3.2 billion, of which $2.3 billion represented commercial paper. Of this amount, we have reclassified $2.0 billion to long-term debt based on our intent and ability to refinance on a long-term basis.

Supplemental Cash Flow Information

	36 Weeks Ended
	9/6/08	9/8/07
Interest paid	$257	$183
Income taxes paid, net of refunds	$747	$613

Acquisitions(a):
Fair value of assets acquired	$2,624	$1,228
Cash paid and debt issued	(1,707)	(988)

Liabilities assumed	$917	$240

(a)

At the end of the third quarter of 2008, together with PBG, we jointly acquired 81% of the outstanding shares of Russia’s leading branded juice company, JSC Lebedyansky (Lebedyansky), for a total purchase price of $1.5 billion. Lebedyansky is owned 25% and 75% by PBG and us, respectively. Together with PBG, during the fourth quarter of 2008, we initiated a mandatory offering for the remaining shares of Lebedyansky, in accordance with Russian law. As of the acquisition date, the unallocated purchase price is included in other assets on our balance sheet. Lebedyansky’s financial results will be reflected in our income statement beginning in the fourth quarter of 2008.

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. We adopted SFAS 157 at the beginning of our 2008 fiscal year and our adoption did not have a material impact on our financial statements.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 6, 2008, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Short-term investments(a)	$147	$147	$–	$–
Available-for-sale securities(b)	46	46	–	–
Forward exchange contracts(c)	60	–	60	–
Commodity contracts – futures(d)	1	1	–	–
Commodity contracts – other(e)	1	–	1	–
Cross currency interest rate swaps(f)	1	–	1	–
Interest rate swaps(g)	69	–	69	–
Prepaid forward contracts(h)	56	–	56	–

Total assets at fair value	$381	$194	$187	$–

Liabilities
Forward exchange contracts(c)	$30	$–	$30	$–
Commodity contracts – futures(d)	51	51	–	–
Commodity contracts – other(e)	95	–	95	–
Deferred compensation(i)	519	145	374	–

Total liabilities at fair value	$695	$196	$499	$–

(a)	Based on price changes in index funds.

(b)	Based on the price of common stock.

(c)	Based on observable market transactions of spot and forward rates.

(d)	Based on average prices on futures exchanges.

(e)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(f)	Based on observable local benchmarks for currency and interest rates.

(g)	Based on the LIBOR index.

(h)	Based primarily on the price of our common stock.

(i)	Based on the fair value of investments corresponding to employees’ investment elections.

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

Subsequent Event

On October 14, 2008, we announced our Productivity for Growth program. The program includes actions in all segments of the business that we believe will simplify the organization for more effective and timely decision-making, increase cost competitiveness across the supply chain, and upgrade and streamline our product portfolio. These costs will largely be incurred in the fourth quarter of 2008 and will result in cash expenditures during the fourth quarter of 2008 and into 2009. We currently expect to complete the productivity program during the first quarter of 2009.

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

Our operations outside of the United States generate approximately half of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks, net favorable foreign currency contributed 3 percentage points to net revenue growth, primarily due to the appreciation in the euro, Mexican peso and Brazilian real. During the 36 weeks, net favorable foreign currency contributed 3 percentage points to net revenue growth, primarily due to appreciation in the euro, Brazilian real, Canadian dollar and Mexican peso. Currency declines which are not offset could adversely impact our future results.

In the second and third quarters of 2008, we entered into additional derivative contracts to further reduce our exposure to price fluctuations in our raw material and energy costs. Derivatives used to hedge commodity price risks that do not qualify for hedge accounting are marked to market each period and related gains and losses are reflected in our income statement.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $682 million at September 6, 2008 and $199 million at September 8, 2007. In addition, during 2008, we entered into other instruments, such as options, to manage our future commodity costs. The open derivative contracts that do not qualify for hedge accounting resulted in net losses of $159 million and $106 million in the 12 and 36 weeks ended September 6, 2008, respectively, and net losses of $27 million and $15 million in the 12 and 36 weeks ended September 8, 2007, respectively.

We expect to be able to continue to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing productivity initiatives. See Fair Value in the Notes to the Condensed Consolidated Financial Statements for the fair value of our commodity contracts as of September 6, 2008.

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

Results of Operations – Consolidated Review

In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries. Additionally, “acquisitions” reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and non-consolidated equity investees.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	12 Weeks Ended		36 Weeks Ended
	9/6/08	9/8/07	9/6/08	9/8/07
Operating profit
Mark-to-market net losses	$(176)	$(29)	$(119)	–
Net income
Mark-to-market net losses	$(112)	$(19)	$(76)	–
Tax benefits	–	$115	–	$115
Net income per common share – diluted
Mark-to-market net losses	$(0.07)	$(0.01)	$(0.05)	–
Tax benefits	–	$0.07	–	$0.07

Mark-to-Market Net Losses

In the 12 and 36 weeks ended September 6, 2008, we recognized $176 million and $119 million, respectively, of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 12 weeks ended September 8, 2007, we recognized $29 million of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 36 weeks ended September 8, 2007, the impact of commodity hedges in corporate unallocated expenses was nominal. We centrally manage commodity derivatives on behalf of our divisions. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity.

Tax Benefits

In 2007, we recognized $115 million of non-cash tax benefits related to the favorable resolution of certain foreign tax matters.

Subsequent Event

On October 14, 2008, we announced our Productivity for Growth program. The program includes actions in all segments of the business that we believe will simplify the organization for more effective and timely decision-making, increase cost competitiveness across the supply chain, and upgrade and streamline our product portfolio. Globally, approximately 3,300 positions will be eliminated in connection with the productivity program, of which about 40% relate to the closing of up to six plants and other capacity rationalization actions, which will be announced by the end of the year. As a result of the program, we expect to incur a pre-tax charge of approximately $550 million to $600 million in the fourth quarter of 2008, comprised of approximately $275 million of severance and other employee-related costs; approximately $200 million for asset impairments (substantially all non-cash) resulting from plant closures and related actions; and approximately $100 million for other costs. We expect that approximately $325 million to $375 million of this charge will result in cash expenditures during the fourth quarter of 2008 and into 2009. We currently expect to complete the productivity program during the first quarter of 2009.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks, total servings increased 2%, with worldwide beverages growing 3% and worldwide snacks growing 2%. For the 36 weeks, total servings increased 4%, with worldwide beverages growing 4% and worldwide snacks growing 3%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Total net revenue	$11,244	$10,171	11%	$30,522	$27,128	13%

Operating profit
FLNA	$785	$742	6%	$2,153	$2,034	6%
QFNA	134	126	7%	422	399	6%
LAF	225	185	22%	646	501	29%
PAB	662	741	(11)%	1,847	1,943	(5)%
UKEU	279	238	17%	643	544	18%
MEAA	227	192	18%	599	498	20%
Corporate – impact of mark-to-market on commodity hedges	(176)	(29)	499%	(119)	–	–
Corporate – other	(152)	(133)	16%	(469)	(479)	(2)%

Total operating profit	$1,984	$2,062	(4)%	$5,722	$5,440	5%

Total operating profit margin	17.6%	20.3%	(2.7)	18.7%	20.1%	(1.4)

See Results of Operations – Division Review for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

Total operating profit decreased 4% and margin decreased 2.7 percentage points. The unfavorable mark-to-market impact of our commodity hedges reduced operating profit performance by 7 percentage points and reduced margin by 1.4 percentage points. The leverage from the revenue growth was partially offset by the impact of higher commodity costs. The favorable impact of foreign currency contributed 2 percentage points to operating profit performance and the favorable impact of acquisitions contributed 1 percentage point.

Other corporate unallocated expenses increased 16%, reflecting foreign transaction losses of $10 million compared to net gains of $7 million in the prior year. Higher costs associated with our ongoing business transformation initiative and increased research and development costs were offset by the favorable impact of certain employee-related items.

36 Weeks

Total operating profit increased 5% and margin decreased 1.4 percentage points. The unfavorable mark-to-market impact of our commodity hedges reduced operating profit growth by 2 percentage points and reduced margin by 0.4 percentage points. Leverage from the revenue growth was offset by the impact of higher commodity costs. The impact of foreign currency contributed 2 percentage points to operating profit growth and the impact of acquisitions contributed 1 percentage point.

Other corporate unallocated expenses decreased 2%. Lower deferred compensation costs and the favorable impact of certain other employee-related items were partially offset by higher costs associated with our ongoing business transformation initiative, increased research and development costs and foreign transaction losses. The decrease in deferred compensation costs is offset (as a reduction to interest income) by losses on investments used to economically hedge these costs.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Bottling equity income	$201	$218	(7)%	$439	$465	(5.5)%
Interest expense, net	$(59)	$(36)	$(23)	$(152)	$(71)	$(81)
Tax rate	25.9%	22.3%		26.4%	24.7%
Net income	$1,576	$1,743	(10)%	$4,423	$4,396	1%
Net income per common share – diluted	$0.99	$1.06	(6)%	$2.74	$2.64	4%

12 Weeks

Bottling equity income decreased 7%, primarily reflecting lower pre-tax gains on our sales of PBG and PAS stock in the current year.

Net interest expense increased $23 million, primarily reflecting higher average debt balances, partially offset by the impact of lower average rates on our debt.

The tax rate increased 3.6 percentage points compared to the prior year, primarily due to $115 million of tax benefits recognized in the prior year related to the favorable resolution of certain foreign tax matters.

Net income decreased 10% and the related net income per share decreased 6%. The unfavorable mark-to-market impact of our commodity hedges and the absence of the tax benefits recognized in the prior year reduced both net income performance and related net income per share by 12 percentage points. Net income per share was favorably impacted by our share repurchases.

36 Weeks

Bottling equity income decreased 5.5%, reflecting lower pre-tax gains on our sales of PBG and PAS stock in the current year and our reduced ownership levels in PBG and PAS in 2008.

Net interest expense increased $81 million, primarily reflecting higher average debt balances, partially offset by the impact of lower average rates on our debt.

The tax rate increased 1.7 percentage points compared to the prior year, primarily due to $115 million of tax benefits recognized in the prior year related to the favorable resolution of certain foreign tax matters.

Net income increased 1% and the related net income per share increased 4%. These increases primarily reflect our operating profit growth. The unfavorable mark-to-market impact of our commodity hedges and the absence of the tax benefits recognized in the prior year reduced both net income performance and related net income per share by 4 percentage points. Net income per share was also favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information on our divisions, see Our Divisions in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue 12 Weeks Ended	FLNA	QFNA	LAF	PAB	UKEU		MEAA	Total
September 6, 2008	$3,057	$391	$1,544	$2,923	$1,783		$1,546	$11,244
September 8, 2007	$2,800	$411	$1,252	$2,926	$1,519		$1,263	$10,171
% Impact of:
Volume(a)	1%	(9)%	–%	(4)%	–	%(d)	10%	–	%(d)
Effective net pricing(b)	8	3	11	3	5		7	6
Foreign exchange	–	–	9	1	8		4	3
Acquisitions	–	–	4	–	4		1	1

% Change(c)	9%	(5)%	23%	–%	17%		22%	11%

Net Revenue 36 Weeks Ended	FLNA	QFNA	LAF	PAB	UKEU		MEAA	Total
September 6, 2008	$8,737	$1,292	$4,038	$8,163	$4,421		$3,871	$30,522
September 8, 2007	$8,076	$1,264	$3,041	$8,001	$3,655		$3,091	$27,128
% Impact of:
Volume(a)	1%	(2)%	1%	(3)%	4%		13%	1%
Effective net pricing(b)	6	3	10	4	4		5	5
Foreign exchange	1	1	8	1	9		6	3
Acquisitions	–	–	14	–	4		2	2

% Change(c)	8%	2%	33%	2%	21%		25%	13%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

(d)	Includes unfavorable impact of a reporting calendar change in Spain and Portugal.

Frito-Lay North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Net revenue	$3,057	$2,800	9	$8,737	$8,076	8
Operating profit	$785	$742	6	$2,153	$2,034	6

12 Weeks

Net revenue grew 9% and pound volume grew 1.5%. The volume growth reflects mid-single-digit growth in trademark Tostitos, high-single-digit growth in trademark Ruffles as well as mid-single-digit growth in trademark Cheetos and dips. These volume gains were largely offset by a high-single-digit decline in trademark Lay’s, reflecting pricing actions and potato shortages. Net revenue growth was largely driven by positive effective net pricing.

Operating profit grew 6%, driven by the net revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and fuel.

Smart Spot eligible products represented approximately 14% of net revenue. These products grew in the low-single-digit range, while the balance of the portfolio experienced double-digit revenue growth.

36 Weeks

Net revenue grew 8% and pound volume grew 2%. The volume growth reflects high-single-digit growth in trademark Cheetos and Ruffles as well as mid-single-digit growth in dips, partially offset by a mid-single-digit decline in trademark Lay’s. Net revenue growth also benefited from positive effective net pricing. Favorable Canadian exchange rates contributed 1 percentage point to net revenue growth.

Operating profit grew 6%, reflecting the net revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and fuel. Favorable Canadian exchange rates contributed nearly 1 percentage point to the operating profit growth.

Smart Spot eligible products represented approximately 15% of net revenue. These products grew in the low-single-digit range, while the balance of the portfolio experienced high-single-digit revenue growth.

Quaker Foods North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Net revenue	$391	$411	(5)	$1,292	$1,264	2
Operating profit	$134	$126	7	$422	$399	6

12 Weeks

Net revenue declined 5% and volume decreased 9%, reflecting the negative impact of the Cedar Rapids flood that occurred at the end of the second quarter. The volume decrease reflects a double-digit decline in ready-to-eat cereals, a high-single-digit decline in Quaker Oatmeal and a low-single-digit decline in Aunt Jemima syrup and mix, partially offset by high-single-digit growth in Rice-A-Roni. The net revenue decline reflects the volume decline partially offset by favorable effective net pricing, due primarily to price increases taken last year and in the first half of 2008.

Operating profit increased 7%. The net impact of the flood on operating profit reflects our business disruption insurance recovery. Favorable effective net pricing and lower advertising and marketing costs were partially offset by increased commodity costs.

Smart Spot eligible products represented over half of the net revenue and declined in the high-single-digit range. The balance of the portfolio declined in the low-single-digit range.

36 weeks

Net revenue increased 2% and volume decreased 2%, reflecting the negative impact of the Cedar Rapids flood. The volume decrease reflects a high-single-digit decline in ready-to-eat cereals and a low-single-digit decline in Quaker Oatmeal. The net revenue growth benefited from favorable effective net pricing due primarily to price increases taken last year and in the first half of 2008. Favorable Canadian exchange rates contributed 1 percentage point to net revenue growth.

Operating profit increased 6%, reflecting the net revenue growth and lower advertising and marketing costs, partially offset by increased commodity costs. The net impact of the flood on operating profit reflects our business disruption insurance recovery, net of the costs incurred to cover the insurance deductible.

Smart Spot eligible products represented over half of net revenue and experienced a low-single-digit net revenue decline. The balance of the portfolio grew in the mid-single-digit range.

Latin America Foods

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Net revenue	$1,544	$1,252	23	$4,038	$3,041	33
Operating profit	$225	$185	22	$646	$501	29

12 Weeks

Snacks volume grew 3%, primarily reflecting an acquisition in Brazil in the fourth quarter of 2007. A mid-single-digit decline at Sabritas in Mexico, largely resulting from weight-outs, was partially offset by double-digit growth in several smaller markets. Additionally, Gamesa in Mexico grew at a low-single-digit rate. The acquisition in Brazil contributed 3.5 percentage points to the volume growth.

Net revenue grew 23%, reflecting favorable effective net pricing. Foreign currency contributed 9 percentage points and acquisitions contributed nearly 4 percentage points to the net revenue growth.

Operating profit grew 22%, driven by the net revenue growth, offset by increased commodity costs. An insurance recovery gain contributed 8 percentage points to the operating profit growth. Foreign currency contributed 10 percentage points and acquisitions contributed nearly 3 percentage points to the operating profit growth.

36 Weeks

Snacks volume grew 5%, primarily reflecting the acquisition in Brazil. A mid-single-digit decline at Sabritas in Mexico, largely resulting from weight-outs, was offset by double-digit growth in several smaller markets. Additionally, Gamesa in Mexico grew at a low-single-digit rate. The acquisition in Brazil contributed 3.5 percentage points to the volume growth.

Net revenue grew 33%, reflecting favorable effective net pricing and the volume growth. Acquisitions contributed 14 percentage points and foreign currency contributed 8 percentage points to the net revenue growth.

Operating profit grew 29%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 8 percentage points and acquisitions contributed 6 percentage points to the operating profit growth.

PepsiCo Americas Beverages

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Net revenue	$2,923	$2,926	–	$8,163	$8,001	2
Operating profit	$662	$741	(11)	$1,847	$1,943	(5)

12 Weeks

BCS volume declined 2.5%, driven by a 4% decline in North America, partially offset by a 4% increase in Latin America.

In North America, the BCS volume decline was driven by a 5% decline in non-carbonated beverages and a 3% decline in CSDs. The decline in the non-carbonated portfolio reflects double-digit declines in our base Aquafina water business and Propel, and a low-single-digit decline in Gatorade sports drinks. The decline in the CSD portfolio reflects mid-single-digit declines in trademark Pepsi and Sierra Mist, partially offset by a low-single-digit increase in trademark Mountain Dew.

In Latin America, volume growth was broad-based and reflected a low-single-digit increase in CSDs and a double-digit increase in non-carbonated beverages.

Net revenue was unchanged, reflecting the volume declines in North America, offset by favorable effective net pricing. The effective net pricing reflects positive mix and price increases taken primarily on concentrate and fountain products this year. Favorable foreign currency contributed nearly 1 percentage point to the net revenue performance.

Operating profit declined 11%, reflecting higher selling and delivery costs, primarily higher fuel costs, increased general and administrative costs, primarily information technology initiatives, and higher cost of sales. Favorable foreign currency reduced the operating profit decline by 1 percentage point.

Smart Spot eligible products in the U.S. and Canada represented over 70% of net revenue in North America. These products experienced a mid-single-digit net revenue decline, while the balance of the portfolio grew in the mid-single-digit range.

36 Weeks

BCS volume declined 1.5%, driven by a 3% decline in North America, partially offset by a 5% increase in Latin America.

In North America, the BCS volume decline was driven by a 3% decline in both CSDs and our non-carbonated portfolio. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi and a low-single-digit decline in trademark Sierra Mist, offset slightly by a low-single-digit increase in trademark Mountain Dew. The decline in the non-carbonated portfolio reflects a double-digit decline in our base Aquafina water business, a low-single-digit decline in our juice and juice drinks portfolio and a double-digit-decline in Propel, offset slightly by double-digit growth in Amp Energy. Gatorade sports drinks grew at a low-single-digit rate.

In Latin America, volume growth was broad-based and reflected a mid-single-digit increase in CSDs and a double-digit increase in non-carbonated beverages.

Net revenue grew 2%, driven by effective net pricing, partially offset by the volume declines in North America. The effective net pricing reflects positive mix and price increases taken across the portfolio. Favorable foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit declined 5%, reflecting higher selling and delivery costs, primarily higher fuel costs, increased general and administrative costs, primarily information technology initiatives, and higher cost of sales, partially offset by leverage from the revenue growth. Favorable foreign currency reduced the operating profit decline by 1 percentage point.

Smart Spot eligible products in the U.S. and Canada represented over 70% of net revenue in North America. These products experienced a low-single-digit net revenue decline, while the balance of the portfolio grew in the mid-single-digit range.

United Kingdom & Europe

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Net revenue	$1,783	$1,519	17	$4,421	$3,655	21
Operating profit	$279	$238	17	$643	$544	18

12 Weeks

Snacks volume grew 1%, driven by double-digit growth in Russia, mid-single-digit growth in the Netherlands and low-single-digit growth at Walkers in the United Kingdom. These increases were offset by the unfavorable impact of a reporting calendar change in Spain and Portugal which reduced volume growth by approximately 3 percentage points. The acquisition of a business in Bulgaria in the first quarter contributed 1 percentage point to the volume growth.

Beverage volume grew 13%, primarily reflecting the Sandora acquisition and the expansion of the Pepsi Lipton Joint Venture which together contributed 14 percentage points to growth. Beverage volume also reflected a high-single-digit decline in Russia, partially offset by a mid-single-digit increase in the United Kingdom and double-digit growth in Poland. CSDs declined at a low-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 17%, reflecting favorable effective net pricing. The unfavorable impact of the reporting calendar change reduced net revenue growth by approximately 3 percentage points. Foreign currency contributed 8 percentage points and acquisitions contributed 4 percentage points to the net revenue growth.

Operating profit grew 17%, driven by the net revenue growth, partially offset by increased commodity costs. The unfavorable impact of the reporting calendar change reduced operating profit growth by approximately 3 percentage points. Acquisitions and foreign currency each contributed 7 percentage points to the operating profit growth.

36 Weeks

Snacks volume grew 5%, reflecting broad-based increases led by double-digit growth in Russia and mid-single-digit growth in Poland. Additionally, Walkers in the United Kingdom grew at a low-single-digit rate. The acquisition of a business in Bulgaria in the first quarter contributed 1 percentage point to the volume growth.

Beverage volume grew 18%, primarily reflecting the Sandora acquisition and the expansion of the Pepsi Lipton Joint Venture which together contributed 16 percentage points to the growth. Beverage volume also benefited from high-single-digit growth in the United Kingdom and double-digit growth in Poland and Romania, partially offset by a low-single-digit decline in Russia and a mid-single-digit decline in Spain. CSDs grew slightly and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 21%, reflecting favorable effective net pricing and volume growth. Foreign currency contributed 9 percentage points and acquisitions contributed 4 percentage points to the net revenue growth.

Operating profit grew 18%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 8 percentage points and acquisitions contributed 5 percentage points to the operating profit growth.

Middle East, Africa & Asia

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/08	9/8/07	Change	9/6/08	9/8/07	Change
Net revenue	$1,546	$1,263	22	$3,871	$3,091	25
Operating profit	$227	$192	18	$599	$498	20

12 Weeks

Snacks volume grew 9%, reflecting broad-based growth driven by double-digit increases in the Middle East, China and India, partially offset by a low-single-digit decline in Australia. Additionally, South Africa experienced low-single-digit growth and Turkey grew at a high-single-digit rate.

Beverage volume grew 10%, driven by double-digit increases in the Middle East and China, partially offset by a high-single-digit decline in Turkey and a low-single-digit decline in Pakistan. Additionally, India grew in the high-single-digit range. CSDs grew at a high-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 22%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 4 percentage points and acquisitions contributed 1 percentage point to the net revenue growth.

Operating profit grew 18%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 4 percentage points to the operating profit growth. Acquisitions had a nominal impact to operating profit growth.

36 Weeks

Snacks volume grew 12%, reflecting broad-based growth. China, the Middle East, India and South Africa all grew at double-digit rates, while Australia experienced low-single-digit growth and Turkey grew at a mid-single-digit rate.

Beverage volume grew 10%, driven by double-digit growth in the Middle East, China and India, partially offset by a mid-single-digit decline in the Philippines. CSDs grew at a high-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 25%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 6 percentage points and acquisitions contributed 2 percentage points to the net revenue growth.

Operating profit grew 20%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 4 percentage points and acquisitions contributed 2 percentage points to the operating profit growth.

OUR LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the 36 weeks, our operations provided $4.7 billion of cash, primarily reflecting our favorable business results, partially offset by our use of cash for operating working capital.

Investing Activities

During the 36 weeks, we used $1.8 billion for our investing activities primarily reflecting $1.7 billion for acquisitions, $1.4 billion of net capital spending and $297 million of cash restricted pending acquisitions. Significant acquisitions included our joint acquisition with PBG of Lebedyansky in Russia and the acquisition of a snacks company in Serbia. Our cash restricted for pending acquisitions primarily relates to our joint acquisition of Lebedyansky. The use of cash was partially offset by net proceeds from sales of short-term investments of $1.2 billion and proceeds from sales of PBG and PAS stock of $342 million.

Financing Activities

During the 36 weeks, we used $2.3 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $4.2 billion and dividend payments of $1.9 billion. The use of cash was partially offset by net proceeds from short-term borrowings of $2.0 billion, primarily due to commercial paper issuances, proceeds from issuances of long-term debt, net of payments, of $1.2 billion and stock option proceeds of $495 million.

In the second quarter of 2008, our Board of Directors approved a 13% dividend increase from $1.50 to $1.70 per share. Also, in the second quarter, we announced our intent to repurchase at least $5.3 billion of our shares in 2008, subject to market conditions. Since maintaining financial flexibility is critical in the current environment, as described below, any additional share repurchases during the balance of the year will depend upon our assessment of market conditions.

Global capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to the commercial paper market. Depending upon market conditions, we intend to take advantage of opportunities to replace a portion of our commercial paper funding with long-term debt financing. In addition, we have revolving credit facilities that are discussed under Debt Obligations in the Notes to the Condensed Consolidated Financial Statements and in Note 9 included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2008. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

	36 Weeks Ended
	9/6/08	9/8/07
Net cash provided by operating activities	$4,658	$5,170
Capital spending	(1,399)	(1,260)
Sales of property, plant and equipment	85	23

Management operating cash flow	$3,344	$3,933

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

Debt Obligations

See Debt Obligations in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 6, 2008, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 6, 2008 and September 8, 2007, and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 6, 2008 and September 8, 2007. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 29, 2007, and the related Consolidated Statements of Income, Cash Flows and Common Shareholders’ Equity for the year then ended not presented herein; and in our report dated February 15, 2008, except as to Notes 1, 3 and 4, which are as of April 7, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2007, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York

October 15, 2008

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In the second and third quarters of 2008, we entered into additional derivative contracts to further reduce our exposure to price fluctuations in our raw material and energy costs.

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

During our third fiscal quarter of 2008, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the third quarter is set forth in the following table. During the quarter, we completed our $8.5 billion repurchase program publicly announced on May 3, 2006 and expiring on June 30, 2009 and began repurchasing shares under our $8 billion repurchase program publicly announced on May 2, 2007 and expiring on June 30, 2010. All such shares of common stock were repurchased pursuant to open market transactions, other than 80,000 shares of common stock which were purchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/14/08				$8,070
6/15/08 – 7/12/08	5.5	$65.11	5.5	(356)

				7,714
7/13/08 – 8/9/08	6.5	$66.93	6.5	(440)

				7,274
8/10/08 – 9/6/08	6.7	$69.42	6.7	(464)

Total	18.7	$67.28	18.7	$6,810

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/14/08
6/15/08 – 7/12/08	1,900	$322.96	N/A	N/A
7/13/08 – 8/9/08	2,400	$335.81	N/A	N/A
8/10/08 – 9/6/08	–	–	N/A	N/A

Total	4,300	$330.13	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 42.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 15, 2008	/s/ Peter A. Bridgman
Peter A. Bridgman
Senior Vice President and Controller

Date:	October 15, 2008	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 1.1

Amended and Restated Programme Agreement dated August 5, 2008 between PepsiCo and the Dealers named therein, which is incorporated herein by reference to Exhibit 1.1 to PepsiCo’s Current Report on Form 8-K dated as of August 5, 2008

Exhibit 4.1

Amended and Restated Agency Agreement dated August 5, 2008 by and among PepsiCo, The Bank of New York Mellon and The Bank of New York (Luxembourg) S.A., which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated as of August 5, 2008

Exhibit 4.2	Amended and Restated Deed of Covenant dated August 5, 2008 made by PepsiCo, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated as of August 5, 2008

Exhibit 10.1	PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective July 1, 1997

Exhibit 10.2	PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective January 1, 2005

Exhibit 10.3	PepsiCo Director Deferral Program, effective as of January 1, 2005

Exhibit 10.4	PepsiCo, Inc. 2003 Long-Term Incentive Plan, as amended and restated effective September 12, 2008

Exhibit 10.5	Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates

Exhibit 10.6	PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated effective September 12, 2008

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002