Form 10-K
period 2008-12-27
PEPSICO INC
filed 2009-02-19
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo are affiliates of PepsiCo) as of June 13, 2008, the last day of business of our most recently completed second fiscal quarter, was $106,221,728,237 (based on the closing sale price of PepsiCo’s Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of PepsiCo Common Stock outstanding as of February 12, 2009 was 1,556,291,773.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 6, 2009	III
Annual Meeting of Shareholders

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 27, 2008

i

PART I

Item 1.	Business

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.

We are a leading global beverage, snack and food company. We manufacture or use contract manufacturers, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods in approximately 200 countries, with our largest operations in North America (United States and Canada), Mexico and the United Kingdom.

Our commitment to sustainable growth, defined as Performance with Purpose, is focused on generating healthy financial returns while giving back to the communities we serve. This includes meeting consumer needs for a spectrum of convenient foods and beverages, reducing our impact on the environment through water, energy and packaging initiatives, and supporting our employees through a diverse and inclusive culture that recruits and retains world-class talent. In September 2008, we were again included on the Dow Jones Sustainability North America Index and the Dow Jones Sustainability World Index. These indices are compiled annually.

Our Divisions

We are organized into three business units, as follows:

(1)

PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

(2)	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages North America and all of our Latin American beverage businesses; and

(3)	PepsiCo International (PI), which includes all PepsiCo businesses in the United Kingdom, Europe, Asia, Middle East and Africa.

Our three business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,
•	QFNA,
•	LAF,
•	PAB,
•	United Kingdom & Europe (UKEU), and
•	Middle East, Africa & Asia (MEAA).

See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.

Frito-Lay North America

FLNA manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Fritos corn chips, Ruffles potato chips, Quaker Chewy granola bars, SunChips multigrain snacks, Rold Gold pretzels, Santitas tortilla chips, Frito-Lay nuts, Grandma’s cookies, Gamesa cookies, Munchies snack mix, Funyuns onion flavored rings, Quaker Quakes corn and rice snacks, Miss Vickie’s potato chips, Stacy’s pita chips, Smartfood popcorn, Chester’s fries and branded crackers. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group manufactures, markets, sells and distributes Sabra refrigerated dips. FLNA’s net revenue was $12.5 billion, $11.6 billion and $10.8 billion in 2008, 2007 and 2006, respectively, and approximated 29% of our total net revenue in both 2008 and 2007 and 31% of our total net revenue in 2006.

Quaker Foods North America

QFNA manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker grits, Cap’n Crunch cereal, Life cereal, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $1.9 billion in both 2008 and 2007 and $1.8 billion in 2006 and approximated 4% of our total net revenue in 2008 and 5% of our total net revenue in both 2007 and 2006.

Latin America Foods

LAF manufactures, markets and sells a number of leading salty and sweet snack brands including Gamesa, Doritos, Cheetos, Ruffles, Sabritas and Lay’s. Further, LAF manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. These branded products are sold to independent distributors and retailers. LAF’s net revenue was $5.9 billion, $4.9 billion and $4.0 billion in 2008, 2007 and 2006, respectively and approximated 14%, 12% and 11% of our total net revenue in 2008, 2007 and 2006, respectively.

PepsiCo Americas Beverages

PAB manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, 7UP (outside the U.S.), Tropicana Pure Premium, Sierra Mist, Mirinda, Tropicana juice drinks, Propel, Dole, Amp Energy, SoBe Lifewater, Naked juice and Izze. PAB also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its bottlers and markets this brand. PAB sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PAB’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that bottlers have reported as sold to independent distributors and retailers. Bottler case sales (BCS) and concentrate shipments and equivalents (CSE) are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our revenues are not based on BCS volume, we believe that BCS is a valuable measure as it quantifies the sell-through of our products at the consumer level. PAB’s net revenue was $10.9 billion, $11.1 billion and $10.4 billion in 2008, 2007 and 2006, respectively, and approximated 25%, 28% and 29% of our total net revenue in 2008, 2007 and 2006, respectively.

United Kingdom & Europe

UKEU manufactures, markets and sells through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Lay’s, Walkers, Doritos, Cheetos and Ruffles. Further, UKEU manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. UKEU also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, 7UP and Tropicana. In addition, through our acquisition of JSC Lebedyansky (Lebedyansky), we acquired Russia’s leading juice brands. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, UKEU operates its own bottling plants and distribution facilities. In addition, UKEU licenses the Aquafina water brand to certain of its authorized bottlers. UKEU also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).

UKEU reports two measures of volume. Snack volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks. Beverage volume reflects Company-owned or authorized bottler sales of beverages bearing Company-owned or licensed trademarks to independent distributors and retailers (see PepsiCo Americas Beverages above). UKEU’s net revenue was $6.4 billion, $5.5 billion and $4.8 billion in 2008, 2007 and 2006, respectively and approximated 15% of our total net revenue in 2008 and 14% of our total net revenue in both 2007 and 2006.

Middle East, Africa & Asia

MEAA manufactures, markets and sells through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Lay’s, Doritos, Cheetos, Smith’s and Ruffles. Further, MEAA manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. MEAA also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP and Mountain Dew. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, MEAA operates its own bottling plants and distribution facilities. In addition, MEAA licenses the Aquafina water brand to certain of its authorized bottlers. MEAA also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea products through an international joint venture with Unilever. MEAA reports two measures of volume (see United Kingdom & Europe above). MEAA’s net revenue was $5.6 billion, $4.6 billion and $3.4 billion in 2008, 2007 and 2006, respectively and approximated 13%, 12% and 10% of our total net revenue in 2008, 2007 and 2006, respectively.

New Organizational Structure

Beginning in the first quarter of 2009, we realigned certain countries within PI to be consistent with changes in geographic responsibility. As a result, our businesses in Turkey and certain Central Asia markets will become part of UKEU, which was renamed the Europe division. These countries were formerly part of MEAA, which was renamed the Asia, Middle East & Africa division. The changes did not impact the other existing reportable segments. Our historical segment reporting will be restated in 2009 to reflect the new structure. The division amounts and discussions reflected in this Form 10-K reflect the management reporting that existed through 2008.

Our Distribution Network

Our products are brought to market through direct-store-delivery (DSD), customer warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices. These distribution systems are described under the heading “Our Distribution Network” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, Amp Energy, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Cracker Jack, Diet Pepsi, Doritos, Duyvis, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, Gamesa, Gatorade, Grandma’s, Izze, Lay’s, Life, Matutano, Mirinda, Mountain Dew, Mtn Dew, Mug, NAKED, Near East, Pasta Roni, Pepsi, Pepsi Max, Pepsi One, Propel, Quaker, Quaker Chewy, Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, Sakata, 7UP and Diet 7UP (outside the United States), Sierra Mist, Simba, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, Sonric’s, Stacy’s, SunChips, Tonus, Tostitos, Tropicana, Tropicana Pure Premium, Tropicana Twister, TrueNorth, V Water, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products, including Lipton, Starbucks, Dole and Ocean Spray. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

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

Our Customers

Our customers include authorized bottlers and independent distributors, including foodservice distributors and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.

Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2008, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 12% of our total net revenue. Our top five retail customers represented approximately 32% of our 2008 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to The Pepsi Bottling Group (PBG) represented approximately 8% of our total net revenue in 2008. See “Our Customers” and “Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In U.S. measured channels, our chief beverage competitor, The Coca-Cola Company, has a larger share of CSD (carbonated soft drinks) consumption, while we have a larger share of liquid refreshment beverages consumption. In addition, The Coca-Cola Company has a significant CSD share advantage in many markets outside the United States. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

(1)

The categories and category share information in the charts above are defined by the following source of the information: Information Resources, Inc. The above charts exclude data from certain customers such as Wal-Mart that do not report data to this service.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $388 million in 2008, $364 million in 2007 and $282 million in 2006 and are reported within selling, general and administrative expenses.

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

Legislation has been enacted in certain U.S. states and in certain of the countries in which our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future.

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

Employees

As of December 27, 2008, we employed approximately 198,000 people worldwide, including approximately 64,000 people within the United States. Our employment levels are subject to seasonal variations. We believe that relations with our employees are generally good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are also available free of charge on our internet website at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors

Forward-Looking and Cautionary Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, including concerns of consumers regarding obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in our industry, a downturn in economic conditions or taxes specifically targeting the consumption of our products. Any of these changes may reduce consumers’ willingness to purchase our products. See also the discussions under “The global economic crisis has resulted in unfavorable economic conditions and increased volatility in foreign exchange rates and may have an adverse impact on our business results or financial condition.” and “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products, and the effectiveness of our advertising campaigns and marketing programs. Although we devote significant resources to meet this goal, there can be no assurance as to our continued ability either to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Our failure to successfully launch new products could decrease demand for our existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs.

Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.

We and our business partners use various raw materials and other supplies in our business, including aspartame, cocoa, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, juice and juice concentrates, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include PET resin used for plastic bottles, film packaging used for snack foods, aluminum used for cans, glass bottles and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. Some of these raw materials and supplies are available from a limited number of suppliers. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income. See also the discussion under “The global economic crisis has resulted in unfavorable economic conditions and increased volatility in foreign exchange rates and may have an adverse impact on our business results or financial condition.”

The global economic crisis has resulted in unfavorable economic conditions and increased volatility in foreign exchange rates and may have an adverse impact on our business results or financial condition.

The global economic crisis has resulted in unfavorable economic conditions in many of the countries in which we operate. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates or tax rates; volatile commodity markets; contraction in the availability of credit in the marketplace potentially impairing our ability to access the capital markets on terms commercially acceptable to us, or at all; the effects of government initiatives to manage economic conditions; reduced demand for our products resulting from a slow-down in the general global economy or a shift in consumer preferences to private label products for economic reasons; or a further decrease in the fair value of pension assets that could increase future employee benefit costs and/or funding requirements of our pension plans. The global economic crisis has also resulted in increased foreign exchange rate volatility. We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. As a result, our profitability may be adversely impacted by an adverse change in foreign currency exchange rates. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our business results or financial condition.

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

Maintaining a good reputation globally is critical to selling our branded products. If we fail to maintain high standards for product quality, safety and integrity, our reputation could be jeopardized. Adverse publicity about these types of concerns or the incidence of product contamination or tampering, whether or not valid, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to health concerns, our environmental impacts, including agricultural materials, packaging, energy use and waste management, or other sustainability issues, could jeopardize our reputation. In addition, water is a limited resource in many parts of the world. Our reputation could be damaged if we do not act responsibly with respect to water use. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

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

Retail consolidation and the current economic environment continue to increase the importance of major customers. Loss of any of our key customers could have an adverse effect on our business, financial condition and results of operations.

Furthermore, if we are unable to provide an appropriate mix of incentives to our bottlers through a combination of advertising and marketing support, they may take actions that, while maximizing their own short-term profit, may be detrimental to us or our brands. Such actions could have an adverse effect on our profitability. In addition, any deterioration of our relationships with our bottlers could adversely affect our business or financial performance. See “Our Customers” and “Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

If we are unable to hire or retain key employees or a highly skilled and diverse workforce, it could have a negative impact on our business.

Our continued growth requires us to hire, retain and develop our leadership bench and a highly skilled and diverse workforce. We compete to hire new employees and then must train them and develop their skills and competencies. Any unplanned turnover or our failure to develop an adequate succession plan to backfill current leadership positions or to hire and retain a diverse workforce could deplete our institutional knowledge base and erode our competitive advantage. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in: food and drug laws; laws related to advertising and deceptive marketing practices; accounting standards; taxation requirements, including taxes specifically targeting the consumption of our products; competition laws; and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

In particular, governmental entities or agencies in jurisdictions where we operate may impose new labeling, product or production requirements, or other restrictions. For example, studies are underway by various regulatory authorities and others to assess the effect on humans due to acrylamide in the diet. Acrylamide is a chemical compound naturally formed in a wide variety of foods when they are cooked (whether commercially or at home), including french fries, potato chips, cereal, bread and coffee. It is believed that acrylamide may cause cancer in laboratory animals when consumed in significant amounts. If consumer concerns about acrylamide increase as a result of these studies, other new scientific evidence, or for any other reason, whether or not valid, demand for our products could decline and we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could have an adverse effect on our business, financial condition or results of operations.

We are also subject to Proposition 65 in California, a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere.

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

Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.

Our ability and that of our suppliers, business partners, including bottlers, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to adverse weather conditions, natural disaster, fire, terrorism, the outbreak or escalation of armed hostilities, pandemic, strikes and other labor disputes or other reasons beyond our or their control, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Unstable political conditions, civil unrest or other developments and risks in the countries where we operate may adversely impact our business.

Our operations outside of the United States contribute significantly to our revenue and profitability. Unstable political conditions, civil unrest or other developments and risks in the countries where we operate could have an adverse impact on our business results or financial condition. Factors that could adversely affect our business results in these countries include: import and export restrictions; foreign ownership restrictions; nationalization of our assets; regulations on the repatriation of funds; and currency hyperinflation or devaluation. In addition, disruption in these markets due to political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

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

Frito-Lay North America (FLNA)

FLNA’s most significant properties include its headquarters building and a research facility in Plano, Texas, both of which are owned. FLNA also owns or leases approximately 40 food manufacturing and processing plants and approximately 1,750 warehouses, distribution centers and offices. In addition, FLNA also utilizes approximately 55 plants and production processing facilities that are owned or leased by our contract manufacturers or co-packers.

Quaker Foods North America (QFNA)

QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property. QFNA also owns or leases five plants and production processing facilities in North America. In addition, QFNA utilizes approximately 25 manufacturing plants, production processing facilities and distribution centers that are owned or leased by our contract manufacturers or co-packers.

Latin America Foods (LAF)

LAF’s most significant properties include a food plant in Celaya, Mexico and three snacks plants in the Mexican cities of Vallejo and Veracruz and the Brazilian city of Itu, all of which are owned. LAF also owns or leases approximately 50 food manufacturing and processing plants and approximately 660 warehouses, distribution centers and offices. LAF also utilizes one plant facility that is owned by a contract manufacturer.

PepsiCo Americas Beverages (PAB)

PAB’s most significant properties include the headquarters building it shares with QFNA in downtown Chicago, Illinois, which is leased, and its Tropicana facility in Bradenton, Florida, its concentrate plant in Ireland and its research and development facility in Valhalla, New York, all of which are owned. PAB also owns or leases approximately 40 plants and production processing facilities and approximately 50 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 65 bottling plants. PAB also utilizes approximately 70 plants and production processing facilities and approximately 60 warehouses and distribution centers that are owned or leased by our contract manufacturers or co-packers.

United Kingdom & Europe (UKEU)

UKEU’s most significant properties are its snack manufacturing and processing plants located in Leicester, United Kingdom and Coventry, United Kingdom, each of which are owned. UKEU also owns or leases approximately 35 plants and approximately 320 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease seven plants and approximately 30 distribution centers. UKEU also utilizes approximately one plant and production processing facility and approximately two distribution centers that are owned or leased by our contract manufacturers.

Middle East, Africa & Asia (MEAA)

MEAA’s most significant properties are its beverage plant located in Shenzhen, China, and its snack manufacturing and processing plant located in Tingalpa, Australia, each of which are owned. MEAA also owns or leases approximately 100 plants and approximately 1,100 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 25 plants and 120 distribution centers. MEAA also utilizes two plants and production processing facilities that are owned or leased by our contract manufacturers.

Shared Properties

QFNA shares five production facilities and five warehouses and distribution centers with FLNA, 10 warehouses and distribution centers with both FLNA and PAB, and 10 offices with PAB and FLNA, including a research and development laboratory in Barrington, Illinois. PAB, UKEU and MEAA share production facilities at two concentrate plants in Cork, Ireland. PAB and MEAA share a concentrate plant in Colonia, Uruguay.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following is a list of names, ages and backgrounds of our current executive officers:

Peter A. Bridgman, 56, has been PepsiCo’s Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Albert P. Carey, 57, was appointed President and Chief Executive Officer of Frito-Lay North America in June 2006. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages & Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

John C. Compton, 47, has been Chief Executive Officer of PepsiCo Americas Foods since November 2007. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor in the Pulaski, Tennessee manufacturing plant. He has spent 25 years at PepsiCo in various Sales, Marketing, Operations and General Management assignments. From March 2005 until September 2006, he was President and Chief Executive Officer of Quaker, Tropicana, Gatorade, and from September 2006 until November 2007, he was Chief Executive Officer of PepsiCo North America. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.

Massimo Fasanella d’Amore, 53, has been Chief Executive Officer of PepsiCo Americas Beverages since November 2007. Mr. d’Amore was formerly Executive Vice President, Commercial for PepsiCo International, a position he assumed in November 2005. Prior to that, he served as President, Latin America Region for PepsiCo Beverages International from February 2002 until November 2005 and as the Company’s Senior Vice President of Corporate Strategy and Development from August 2000 until February 2002. Mr. d’Amore began his career with the Company in 1995 as Vice President, Marketing for Pepsi-Cola International and was promoted to Senior Vice President and Chief Marketing Officer of Pepsi-Cola International in 1998. Before joining the Company, he was with Procter & Gamble for 15 years in various international operations, marketing and general management positions.

Richard Goodman, 60, has been PepsiCo’s Chief Financial Officer since October 2006. From 2003 until October 2006, Mr. Goodman was Senior Vice President and Chief Financial Officer of PepsiCo International. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages International from 2001 to 2003 and as Vice President and General Auditor of PepsiCo from 2000 to 2001. Mr. Goodman joined PepsiCo in 1992 as Vice President of Corporate Strategic Planning, International and held a number of senior financial positions with PepsiCo and its affiliates until 1997 when he left PepsiCo to pursue other opportunities. Before joining PepsiCo in 1992, Mr. Goodman was with W.R. Grace & Co. in a variety of global chief financial officer positions.

Hugh F. Johnston, 47, has been President of Pepsi-Cola North America since November 2007. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.

Indra K. Nooyi, 53, has been PepsiCo’s Chief Executive Officer since October 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors on May 2, 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until February 2000 and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc.

Lionel L. Nowell III, 54, has been PepsiCo’s Senior Vice President and Treasurer since August 2001. Mr. Nowell joined PepsiCo as Senior Vice President and Controller in 1999 and then became Senior Vice President and Chief Financial Officer of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, he was Senior Vice President, Strategy and Business Development for RJR Nabisco, Inc. From 1991 to 1998, he served as Chief Financial Officer of Pillsbury North America, and its Pillsbury Foodservice and Haagen Dazs units, serving as Vice President and Controller of the Pillsbury Company, Vice President of Food and International Retailing Audit, and Director of Internal Audit.

Larry D. Thompson, 63, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in November 2004. Prior to joining PepsiCo, Mr. Thompson served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, he was named to lead the National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April 2000, Mr. Thompson was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, he was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.

Cynthia M. Trudell, 55, has been PepsiCo’s Senior Vice President, Chief Personnel Officer, since February 2007. Ms. Trudell served as a director of PepsiCo from January 2000 until her appointment to her current position. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.

Michael D. White, 57, has been Vice Chairman of PepsiCo and a member of PepsiCo’s Board of Directors since March 2006 and Chairman and Chief Executive Officer of PepsiCo International since February 2003. Prior to that, he served as President and Chief Executive Officer of Frito-Lay’s Europe/Africa/Middle East division from 2000 until February 2003. From 1998 to 2000, Mr. White was Senior Vice President and Chief Financial Officer of PepsiCo. Mr. White has also served as Executive Vice President and Chief Financial Officer of PepsiCo Foods International and Chief Financial Officer of Frito-Lay North America. He joined Frito-Lay in 1990 as Vice President of Planning. Mr. White is also a director of Whirlpool Corporation.

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

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2008 and 2007 are contained in our Selected Financial Data included on page 118.

Shareholders – At February 12, 2009, there were approximately 180,500 shareholders of record of our common stock.

Dividends – Dividends are usually declared in late January or early February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 6, June 5, September 4, and December 4, 2009. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2008 and 2007 is contained in our Selected Financial Data.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter under the $8.0 billion repurchase program authorized by our Board of Directors and publicly announced on May 2, 2007, and expiring on June 30, 2010, is set forth in the table below. All such shares of common stock were purchased pursuant to open market transactions, other than 51,000 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/6/08				$6,810
9/7/08 – 10/4/08	4.2	$71.60	4.2	(299)

				6,511
10/5/08 – 11/1/08	1.7	$64.24	1.7	(111)

				6,400
11/2/08 – 11/29/08	0.9	$52.81	0.9	(45)

				6,355
11/30/08 – 12/27/08	—	—	—	—

Total	6.8	$67.35	6.8	$6,355

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/6/08
9/7/08 – 10/4/08	2,400	$362.16	N/A	N/A

10/5/08 – 11/1/08	3,700	$306.53	N/A	N/A

11/2/08 – 11/29/08	—	—	N/A	N/A

11/30/08 – 12/27/08	2,300	$268.82	N/A	N/A

Total	8,400	$312.10	N/A	N/A

Item 6. Selected Financial Data

Selected Financial Data is included on page 118.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUR BUSINESS
Executive Overview	27
Our Operations	29
Our Customers	32
Our Distribution Network	33
Our Competition	34
Other Relationships	35
Our Business Risks	35
OUR CRITICAL ACCOUNTING POLICIES
Revenue Recognition	39
Brand and Goodwill Valuations	40
Income Tax Expense and Accruals	41
Pension and Retiree Medical Plans	42
Recent Accounting Pronouncements	46
OUR FINANCIAL RESULTS
Items Affecting Comparability	48
Results of Operations – Consolidated Review	50
Results of Operations – Division Review	53
Frito-Lay North America	55
Quaker Foods North America	56
Latin America Foods	57
PepsiCo Americas Beverages	59
United Kingdom & Europe	61
Middle East, Africa & Asia	63
Our Liquidity and Capital Resources	65

Our discussion and analysis is an integral part of understanding our financial results. Definitions of key terms can be found in the glossary beginning on page 121. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Executive Overview

We are a leading global beverage, snack and food company. We manufacture or use contract manufacturers, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages and foods in approximately 200 countries, with our largest operations in North America (United States and Canada), Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1.

Our commitment to sustainable growth, defined as Performance with Purpose, is focused on generating healthy financial returns while giving back to the communities we serve. This includes meeting consumer needs for a spectrum of convenient foods and beverages, reducing our impact on the environment through water, energy and packaging initiatives, and supporting our employees through a diverse and inclusive culture that recruits and retains world-class talent. In September 2008, we were again included on the Dow Jones Sustainability North America Index and the Dow Jones Sustainability World Index. These indices are compiled annually.

Our management monitors a variety of key indicators to evaluate our business results and financial conditions. These indicators include market share, volume, net revenue, operating profit, management operating cash flow, earnings per share and return on invested capital.

Key Challenges and Strategies for Growth

To achieve our financial objectives, we consistently focus on initiatives to improve our results and increase returns for our shareholders. For 2009, we have identified the following key challenges and related competitive strategies for growth that we believe will enable us to achieve our financial objectives:

Revitalizing our North American Beverage Business

In 2008, the U.S. liquid refreshment beverage category declined on a year-over-year basis. During 2009, we intend to invest to keep our total beverage portfolio relevant to consumers of all ages. We plan to capitalize on our new “Refresh Everything” campaign, which features new brand identities for trademarks Gatorade, Pepsi, Sierra Mist and Mountain Dew, as well as key product innovations like new SoBe Lifewater, sweetened with PureViaTM, an all-natural, zero-calorie sweetener recently approved by the U.S. Food and Drug Administration. In non-carbonated beverages, we will work to identify untapped thirst occasions and to deliver even more functional benefits.

Broadening our Diverse Portfolio of Global Products

Consumer tastes and preferences are constantly changing. The increasingly on-the-go lifestyles of consumers and their desire for healthier choices means that it is more important than ever for us to continue to broaden our diverse portfolio of global products. We remain committed to offering consumers a broad range of choices to satisfy their diverse lifestyles and desires. For example, in 2008, we broadened the beverage portfolio by partnering with PBG to acquire Lebedyansky, Russia’s leading juice company, by acquiring V Water in the United Kingdom and by expanding our successful Lipton Tea partnership with Unilever. We expanded into adjacent snack categories by introducing TrueNorth nut snacks and forming a joint venture that offers Sabra refrigerated dips. During 2009, through a combination of tuck-in acquisitions and innovation, we plan to continue to broaden the range of products we offer in our existing categories and expand into adjacent ones. We are also committed to securing our innovation pipeline, and have coordinated our research and development departments across the Company into one global innovation team.

Successfully Navigating the Global Economic Crisis

We and our customers, suppliers and distributors have all been impacted by the continuing global economic crisis. Global economic conditions have resulted in decreased consumer purchasing power, volatile fluctuations in the prices of key commodities such as oil, corn, sugar and oats and adverse foreign currency exchange rates. To navigate through these conditions we plan to continue to focus on fundamentals, such as ensuring that we offer products with the right price to value proposition and managing cash flow, interest expense and commodity costs. We have also implemented our Productivity for Growth program which is expected to cumulatively generate more than $1.2 billion in pre-tax savings over the next three years and that will also allow us to increase investments in long-term research and development, innovation, brand building and market-specific growth initiatives.

Expanding in International Markets

Our operations outside of the United States contribute significantly to our revenue and profitability. Because per capita consumption of our products is still relatively low in many of these markets, we believe there is a significant opportunity to grow internationally by expanding our existing businesses and through acquisitions, particularly in emerging markets. During 2008, we announced significant capital investments in Brazil, India, Mexico and China. We also strengthened our international presence through acquisitions such as Marbo, a snacks company in Serbia, by expanding our successful Lipton Tea partnership with Unilever, and by partnering with PBG to acquire Russia’s largest juice company. We plan to seek opportunities to make similar investments to drive international growth in 2009 and beyond. We also plan to continue developing products that leverage our existing brands but appeal to local tastes.

Maintaining our Commitment to Sustainable Growth

Consumers and government officials are increasingly focused on the impact companies have on the environment. We are committed to maintaining high standards for product quality, safety and integrity and to reducing our impact on the environment through water, energy and packaging initiatives. We plan to continue to invest in programs that help us reduce energy costs, conserve more energy and use clean energy sources, such as our wind turbine project in India which supplies more than two-thirds of the power used by our Mamandur beverage plant each year. We are also actively working on new packaging initiatives to further reduce the amount of plastic used in our beverage containers, and we continue to partner with community organizations to increase recycling efforts.

Our Operations

We are organized into three business units, as follows:

(1)

PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

(2)	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages North America and all of our Latin American beverage businesses; and

(3)	PepsiCo International (PI), which includes all PepsiCo businesses in the United Kingdom, Europe, Asia, Middle East and Africa.

Our three business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	United Kingdom & Europe (UKEU), and

•	Middle East, Africa & Asia (MEAA).

Frito-Lay North America

FLNA manufactures or uses contract manufacturers, markets, sells and distributes branded snacks. These snacks include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Fritos corn chips, Ruffles potato chips, Quaker Chewy granola bars, SunChips multigrain snacks, Rold Gold pretzels, Santitas tortilla chips, Frito-Lay nuts, Grandma’s cookies, Gamesa cookies, Munchies snack mix, Funyuns onion flavored rings, Quaker Quakes corn and rice snacks, Miss Vickie’s potato chips, Stacy’s pita chips, Smartfood popcorn, Chester’s fries and branded crackers. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group manufactures, markets, sells and distributes Sabra refrigerated dips.

Quaker Foods North America

QFNA manufactures or uses contract manufacturers, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker grits, Cap’n Crunch cereal, Life cereal, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers.

Latin America Foods

LAF manufactures, markets and sells a number of leading salty and sweet snack brands including Gamesa, Doritos, Cheetos, Ruffles, Sabritas and Lay’s. Further, LAF manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. These branded products are sold to independent distributors and retailers.

PepsiCo Americas Beverages

PAB manufactures or uses contract manufacturers, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, 7UP (outside the U.S.), Tropicana Pure Premium, Sierra Mist, Mirinda, Tropicana juice drinks, Propel, Dole, Amp Energy, SoBe Lifewater, Naked juice and Izze. PAB also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its bottlers and markets this brand. PAB sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PAB’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that bottlers have reported as sold to independent distributors and retailers. BCS and CSE are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our revenues are not based on BCS volume, we believe that BCS is a valuable measure as it quantifies the sell-through of our products at the consumer level.

United Kingdom & Europe

UKEU manufactures, markets and sells through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Lay’s, Walkers, Doritos, Cheetos and Ruffles. Further, UKEU manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. UKEU also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, 7UP and Tropicana. In addition, through our acquisition of Lebedyansky, we acquired Russia’s leading juice brands. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, UKEU operates its own bottling plants and distribution facilities. In addition, UKEU licenses the Aquafina water brand to certain of its authorized bottlers. UKEU also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).

UKEU reports two measures of volume. Snack volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks. Beverage volume reflects Company-owned or authorized bottler sales of beverages bearing Company-owned or licensed trademarks to independent distributors and retailers (see PepsiCo Americas Beverages above).

Middle East, Africa & Asia

MEAA manufactures, markets and sells through consolidated businesses as well as through noncontrolled affiliates, a number of leading salty and sweet snack brands including Lay’s, Doritos, Cheetos, Smith’s and Ruffles. Further, MEAA manufactures or uses contract manufacturers, markets and sells many Quaker brand cereals and snacks. MEAA also manufactures, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP and Mountain Dew. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, MEAA operates its own bottling plants and distribution facilities. In addition, MEAA licenses the Aquafina water brand to certain of its authorized bottlers. MEAA also manufactures or uses contract manufacturers, markets and sells ready-to-drink tea products through an international joint venture with Unilever. MEAA reports two measures of volume (see United Kingdom & Europe above).

New Organizational Structure

Beginning in the first quarter of 2009, we realigned certain countries within PI to be consistent with changes in geographic responsibility. As a result, our businesses in Turkey and certain Central Asia markets will become part of UKEU, which was renamed the Europe division. These countries were formerly part of MEAA, which was renamed the Asia, Middle East & Africa division. The changes did not impact the other existing reportable segments. Our historical segment reporting will be restated in 2009 to reflect the new structure. The division amounts and discussions reflected in this Form 10-K reflect the management reporting that existed through 2008.

Our Customers

Our customers include authorized bottlers and independent distributors, including foodservice distributors and retailers. We normally grant our bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.

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

Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2008, sales to Wal-Mart (including Sam’s) represented approximately 12% of our total net revenue. Our top five retail customers represented approximately 32% of our 2008 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to PBG represented approximately 8% of our total net revenue in 2008. See “Our Related Party Bottlers” and Note 8 for more information on our anchor bottlers.

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is less than 50%, and since we do not control these bottlers, we do not consolidate their results. We have designated three related party bottlers, PBG, PepsiAmericas, Inc. (PAS) and Pepsi Bottling Ventures LLC (PBV), as our anchor bottlers. We include our share of their net income based on our percentage of economic ownership in our income statement as bottling equity income. Our anchor bottlers distribute approximately 60% of our North American beverage volume and approximately 17% of our beverage volume outside of North America. Our anchor bottlers participate in the bottler funding programs described above. Approximately 6% of our total 2008 sales incentives were related to these bottlers. See Note 8 for additional information on these related parties and related party commitments and guarantees. Our share of net income from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses.

Our Distribution Network

Our products are brought to market through DSD, customer warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices.

Direct-Store-Delivery

We, our bottlers and our distributors operate DSD systems that deliver snacks and beverages directly to retail stores where the products are merchandised by our employees or our bottlers. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products that are restocked often and respond to in-store promotion and merchandising.

Customer Warehouse

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

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In U.S. measured channels, our chief beverage competitor, The Coca-Cola Company, has a larger share of CSD consumption, while we have a larger share of liquid refreshment beverages consumption. In addition, The Coca-Cola Company has a significant CSD share advantage in many markets outside the United States. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local and regional competitors, as well as national and global snack competitors, and compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products and the introduction of new products. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

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

Our Business Risks

We are subject to risks in the normal course of business. See “Risk Factors” in Item 1A. and “Executive Overview” above and “Market Risks” below for more information about these risks.

Risk Management Framework

The achievement of our strategic and operating objectives will necessarily involve taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework to identify, assess, prioritize, manage, monitor and communicate risks across the Company. This framework includes:

•

The PepsiCo Executive Committee (PEC), comprised of a cross-functional, geographically diverse, senior management group which meets regularly to identify, assess, prioritize and address strategic and reputational risks;

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

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. See Note 9 for further information on our noncancelable purchasing commitments. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. We do not use derivative instruments for trading or speculative purposes. We perform a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. We consider this risk to be low, because we limit our exposure to individual, strong creditworthy counterparties and generally settle on a net basis.

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

Commodity Prices

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $303 million at December 27, 2008 and $5 million at December 29, 2007. These contracts resulted in net unrealized losses of $117 million at December 27, 2008 and net unrealized gains of less than $1 million at December 29, 2007. At the end of 2008, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2008 by $19 million.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $626 million at December 27, 2008 and $105 million at December 29, 2007. These contracts resulted in net losses of $343 million in 2008 and net gains of $3 million in 2007. At the end of 2008, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net losses in 2008 by $34 million.

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

Our operations outside of the U.S. generate 48% of our net revenue, with Mexico, Canada and the United Kingdom comprising 19% of our net revenue. As a result, we are exposed to foreign currency risks. During 2008, net favorable foreign currency, primarily due to appreciation in the euro and Chinese yuan, partially offset by depreciation in the British pound, contributed 1 percentage point to net revenue growth. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We may enter into derivatives to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $1.4 billion at December 27, 2008 and $1.6 billion at December 29, 2007. The contracts that qualify for hedge accounting resulted in net unrealized gains of $111 million at December 27, 2008 and net unrealized losses of $44 million at December 29, 2007. At the end of 2008, we estimate that an unfavorable 10% change in the exchange rates would have decreased our net unrealized gains by $70 million. The contracts that do not qualify for hedge accounting resulted in a net loss of $28 million in 2008 and a net gain of $15 million in 2007. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Our 2008 and 2007 interest rate swaps were entered into concurrently with the issuance of the debt that they modified. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt.

Assuming year-end 2008 variable rate debt and investment levels, a 1-percentage-point increase in interest rates would have increased net interest expense by $21 million in 2008.

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

Revenue Recognition

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the U.S., and generally within 30 to 90 days internationally, and may allow discounts for early payment. We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. Our bottlers have a similar replacement policy and are responsible for the products they distribute.

Our policy is to provide customers with product when needed. In fact, our commitment to freshness and product dating serves to regulate the quantity of product shipped or delivered. In addition, DSD products are placed on the shelf by our employees with customer shelf space limiting the quantity of product. For product delivered through our other distribution networks, we monitor customer inventory levels.

As discussed in “Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $12.5 billion in 2008, $11.3 billion in 2007 and $10.1 billion in 2006. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate total annual sales incentives for most of our programs and record a pro rata share in proportion to revenue. Certain arrangements, such as fountain pouring rights, may extend beyond one year. The costs incurred to obtain these incentive arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $333 million at year-end 2008 and $314 million at year-end 2007 are included in current assets and other assets on our balance sheet.

We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectibility, the aging of accounts receivable and our analysis of customer data. Bad debt expense is classified within selling, general and administrative expenses in our income statement.

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

Management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A.

We did not recognize any impairment charges for perpetual brands or goodwill in the years presented. As of December 27, 2008, we had $6.3 billion of perpetual brands and goodwill, of which approximately 55% related to Tropicana and Walkers.

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

In 2008, our annual tax rate was 26.8% compared to 25.9% in 2007 as discussed in “Other Consolidated Results.” The tax rate in 2008 increased 0.9 percentage points primarily due to the absence of the tax benefits recognized in the prior year related to the favorable resolution of certain foreign tax matters, partially offset by lower taxes on foreign results in the current year. In 2009, our annual tax rate is expected to be approximately the same as 2008.

Pension and Retiree Medical Plans

Our pension plans cover full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. U.S. and Canada retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts which vary based upon years of service, with retirees contributing the remainder of the cost.

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

Our assumptions reflect our experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and retiree medical benefit expenses and obligations.

At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. Prior to 2008, we used the Moody’s Aa Corporate Bond Index yield (Moody’s Aa Index) in the U.S. and adjusted for differences between the average duration of the bonds in this Index and the average duration of our benefit liabilities, based upon a published index. As of the beginning of our 2008 fiscal year, our U.S. discount rate is determined using the Mercer Pension Discount Yield Curve (Mercer Yield Curve). The Mercer Yield Curve uses a portfolio of high-quality bonds rated Aa or higher by Moody’s. We believe the Mercer Yield Curve includes bonds that provide a better match to the timing and amount of our expected benefit payments than the Moody’s Aa Index.

The expected return on pension plan assets is based on our pension plan investment strategy, our expectations for long-term rates of return and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. Our pension plan investment strategy includes the use of actively-managed securities and is reviewed annually based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve our long-term return expectations. We employ certain equity strategies which, in addition to investments in U.S. and international common and preferred stock, include investments in certain equity- and debt-based securities used collectively to generate returns in excess of certain equity-based indices. Debt based securities represent approximately 3% and 30% of our equity strategy portfolio as of year-end 2008 and 2007, respectively. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 8.9% from our equity strategies, and 6.3% from our fixed income strategies. Our target investment allocation is 60% for equity strategies and 40% for fixed income strategies. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations. To calculate the expected return on pension plan assets, we use a market-related valuation method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) for securities included in our equity strategies over a five-year period. This has the effect of reducing year-to-year volatility. For all other asset categories, the actual fair value is used for the market-related value of assets.

The difference between the actual return on plan assets and the expected return on plan assets is added to, or subtracted from, other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants, which is approximately 10 years for pension expense and approximately 12 years for retiree medical expense.

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

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2009	2008	2007
Pension
Expense discount rate	6.2%	6.3%	5.7%
Expected rate of return on plan assets	7.6%	7.6%	7.7%
Expected rate of salary increases	4.4%	4.4%	4.5%
Retiree medical
Expense discount rate	6.2%	6.4%	5.8%
Current health care cost trend rate	8.0%	8.5%	9.0%

Based on our assumptions, we expect our pension expense to decrease in 2009, as expected asset returns on 2009 contributions and costs associated with our Productivity for Growth program recognized in 2008 are partially offset by an increase in experience loss amortization. The increase in experience loss amortization is due primarily to pension plan asset losses in 2008 and a slight decline in discount rates.

Sensitivity of Assumptions

A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. The estimated impact of a 25-basis-point decrease in the discount rate on 2009 pension expense is an increase of approximately $31 million. The estimated impact on 2009 pension expense of a 25-basis-point decrease in the expected rate of return is an increase of approximately $18 million.

See Note 7 regarding the sensitivity of our retiree medical cost assumptions.

Future Funding

We make contributions to pension trusts maintained to provide plan benefits for certain pension plans. These contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions, and taxation to the employee only upon receipt of plan benefits. Generally, we do not fund our pension plans when our contributions would not be currently tax deductible.

Our pension contributions for 2008 were $149 million, of which $23 million was discretionary. In 2009, we will make contributions of $1.1 billion with up to $1 billion being discretionary. Our cash payments for retiree medical benefits are estimated to be approximately $100 million in 2009. As our retiree medical plans are not subject to regulatory funding requirements, we fund these plans on a pay-as-you-go basis. Our pension and retiree medical contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns, and changes in tax or other benefit laws. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 as of the beginning of our 2008 fiscal year and our adoption did not impact our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R), to improve, simplify and converge internationally the accounting for business combinations. SFAS 141R continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The provisions of SFAS 141R are effective as of the beginning of our 2009 fiscal year, with the exception of adjustments made to valuation allowances on deferred taxes and acquired tax contingencies. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year would apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters. We do not expect the adoption of SFAS 141R to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. The provisions of SFAS 160 are effective as of the beginning of our 2009 fiscal year on a prospective basis. We do not expect our adoption of SFAS 160 to have a significant impact on our financial statements. In the first quarter of 2009, we will include the required disclosures for all periods presented.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS 133 and their effect on financial position, financial performance and cash flows. The disclosure provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2008	2007	2006
Operating profit
Mark-to-market net impact	$(346)	$19	$(18)
Restructuring and impairment charges	$(543)	$(102)	$(67)
Net income
Mark-to-market net impact	$(223)	$12	$(12)
Restructuring and impairment charges	$(408)	$(70)	$(43)
Tax benefits	—	$129	$602
PepsiCo share of PBG restructuring and impairment charges	$(114)	—	—
PepsiCo share of PBG tax settlement	—	—	$18
Net income per common share – diluted
Mark-to-market net impact	$(0.14)	$0.01	$(0.01)
Restructuring and impairment charges	$(0.25)	$(0.04)	$(0.03)
Tax benefits	—	$0.08	$0.36
PepsiCo share of PBG restructuring and impairment charges	$(0.07)	—	—
PepsiCo share of PBG tax settlement	—	—	$0.01

Mark-to-Market Net Impact

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include energy, fruit and other raw materials. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity.

In 2008, we recognized $346 million ($223 million after-tax or $0.14 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

In 2007, we recognized $19 million ($12 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In 2006, we recognized $18 million ($12 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

In 2008, we incurred a charge of $543 million ($408 million after-tax or $0.25 per share) in conjunction with our Productivity for Growth program. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. In connection with this program, we expect to incur an additional pre-tax charge of approximately $30 million to $60 million in 2009.

In 2007, we incurred a charge of $102 million ($70 million after-tax or $0.04 per share) in conjunction with restructuring actions primarily to close certain plants and rationalize other production lines.

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

In 2006, we recognized non-cash tax benefits of $602 million ($0.36 per share), substantially all of which related to the Internal Revenue Service’s (IRS) examination of our consolidated tax returns for the years 1998 through 2002.

PepsiCo Share of PBG’s Restructuring and Impairment Charges

In 2008, PBG implemented a restructuring initiative across all of its geographic segments. In addition, PBG recognized an asset impairment charge related to its business in Mexico. Consequently, a non-cash charge of $138 million was included in bottling equity income ($114 million after-tax or $0.07 per share) as part of recording our share of PBG’s financial results.

PepsiCo Share of PBG Tax Settlement

In 2006, the IRS concluded its examination of PBG’s consolidated income tax returns for the years 1999 through 2000. Consequently, a non-cash benefit of $21 million was included in bottling equity income ($18 million after-tax or $0.01 per share) as part of recording our share of PBG’s financial results.

Results of Operations — Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries. Additionally, acquisitions reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries. The impact of acquisitions related to our non-consolidated equity investees is reflected in our volume and, excluding our anchor bottlers, in our operating profit.

Servings

Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.

In 2008, total servings increased 3% compared to 2007, as servings for both beverages and snacks worldwide grew 3%. In 2007, total servings increased over 4% compared to 2006, as servings for beverages worldwide grew 4% and servings for snacks worldwide grew 6%.

Net Revenue and Operating Profit

	2008	2007	2006	Change
				2008	2007
Total net revenue	$43,251	$39,474	$35,137	10%	12%
Operating profit
FLNA	$2,959	$2,845	$2,615	4%	9%
QFNA	582	568	554	2.5%	2.5%
LAF	897	714	655	26%	9%
PAB	2,026	2,487	2,315	(19)%	7%
UKEU	811	774	700	5%	11%
MEAA	667	535	401	25%	34%
Corporate – net impact of mark-to-market on commodity hedges	(346)	19	(18)	n/m	n/m
Corporate – other	(661)	(772)	(720)	(14)%	7%

Total operating profit	$6,935	$7,170	$6,502	(3)%	10%

Total operating profit margin	16.0%	18.2%	18.5%	(2.2)	(0.3)

n/m represents year-over-year changes that are not meaningful.

2008

Total operating profit decreased 3% and margin decreased 2.2 percentage points. The unfavorable net mark-to-market impact of our commodity hedges and increased restructuring and impairment charges contributed 11 percentage points to the operating profit decline and 1.9 percentage points to the margin decline. Leverage from the revenue growth was offset by the impact of higher commodity costs. Acquisitions and foreign currency each positively contributed 1 percentage point to operating profit performance.

Other corporate unallocated expenses decreased 14%. The favorable impact of certain employee-related items, including lower deferred compensation and pension costs were partially offset by higher costs associated with our global SAP implementation and increased research and development costs. The decrease in deferred compensation costs are offset by a decrease in interest income from losses on investments used to economically hedge these costs.

2007

Total operating profit increased 10% and margin decreased 0.3 percentage points. The operating profit growth reflects leverage from the revenue growth, offset by increased cost of sales, largely due to higher raw material costs. The impact of foreign currency contributed 2 percentage points to operating profit growth. There was no net impact of acquisitions on operating profit growth.

Other corporate unallocated expenses increased 7% primarily reflecting increased research and development costs and the absence of certain other favorable corporate items in 2006, partially offset by lower pension costs.

Other Consolidated Results

	2008	2007	2006	Change
				2008	2007
Bottling equity income	$374	$560	$553	(33)%	1%
Interest expense, net	$(288)	$(99)	$(66)	$(189)	$(33)
Annual tax rate	26.8%	25.9%	19.3%
Net income	$5,142	$5,658	$5,642	(9)%	—
Net income per common share – diluted	$3.21	$3.41	$3.34	(6)%	2%

Bottling equity income includes our share of the net income or loss of our anchor bottlers as described in “Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis. In November 2007, our Board of Directors approved the sale of additional PBG stock to an economic ownership level of 35%, as well as the sale of PAS stock to the ownership level at the time of the merger with Whitman Corporation in 2000 of about 37%. We sold 8.8 million and 9.5 million shares of PBG stock in 2008 and 2007, respectively. In addition, in 2008, we sold 3.3 million shares of PAS stock. The resulting lower ownership percentages reduce the equity income from PBG and PAS that we recognize. See “Our Liquidity and Capital Resources – Investing Activities” for further information with respect to planned sales of PBG and PAS stock in 2009.

2008

Bottling equity income decreased 33%, primarily reflecting a non-cash charge of $138 million related to our share of PBG’s restructuring and impairment charges. Additionally, lower pre-tax gains on our sales of PBG stock contributed to the decline.

Net interest expense increased $189 million, primarily reflecting higher average debt balances and losses on investments used to economically hedge our deferred compensation costs, partially offset by lower average rates on our borrowings.

The tax rate increased 0.9 percentage points compared to the prior year, primarily due to $129 million of tax benefits recognized in the prior year related to the favorable resolution of certain foreign tax matters, partially offset by lower taxes on foreign results in the current year.

Net income decreased 9% and the related net income per share decreased 6%. The unfavorable net mark-to-market impact of our commodity hedges, the absence of the tax benefits recognized in the prior year, our increased restructuring and impairment charges and our share of PBG’s restructuring and impairment charges collectively contributed 15 percentage points to both the decline in net income and net income per share. Additionally, net income per share was favorably impacted by our share repurchases.

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

Net income remained flat and the related net income per share increased 2%. Our solid operating profit growth and favorable net mark-to-market impact were offset by unfavorable comparisons to the non-cash tax benefits and restructuring and impairment charges in the prior year. These items affecting comparability reduced both net income performance and related net income per share growth by 10 percentage points. Additionally, net income per share was favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. In addition, our operating profit and growth, excluding the impact of restructuring and impairment charges, are not measures defined by accounting principles generally accepted in the U.S. However, we believe investors should consider these measures as they are more indicative of our ongoing performance and with how management evaluates our operating results and trends. For additional information on our divisions, see Note 1 and for additional information on our restructuring and impairment charges, see Note 3.

	FLNA	QFNA	LAF	PAB	UKEU	MEAA	Total
Net Revenue, 2008	$12,507	$1,902	$5,895	$10,937	$6,435	$5,575	$43,251
Net Revenue, 2007	$11,586	$1,860	$4,872	$11,090	$5,492	$4,574	$39,474
% Impact of:
Volume(a)	—%	(1.5)%	—%	(4.5)%	4%	13%	1%
Effective net pricing(b)	7	4	11	3	4	6	6
Foreign exchange	—	—	—	—	2	1	1
Acquisitions	—	—	9	—	8	2	2

% Change(c)	8%	2%	21%	(1)%	17%	22%	10%

	FLNA	QFNA	LAF	PAB	UKEU	MEAA	Total
Net Revenue, 2007	$11,586	$1,860	$4,872	$11,090	$5,492	$4,574	$39,474
Net Revenue, 2006	$10,844	$1,769	$3,972	$10,362	$4,750	$3,440	$35,137
% Impact of:
Volume(a)	3%	2%	5%	(1)%	4%	12%	3%
Effective net pricing(b)	4	3	5	5	3	5	4
Foreign exchange	0.5	1	2	0.5	9	5.5	2
Acquisitions	—	—	11	2	—	11	3

% Change(c)	7%	5%	23%	7%	16%	33%	12%

(a)

Excludes the impact of acquisitions. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to non-consolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes non-consolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.
(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	2008	2007	2006	% Change
				2008	2007
Net revenue	$12,507	$11,586	$10,844	8	7

Operating profit	$2,959	$2,845	$2,615	4	9
Impact of restructuring and impairment charges	108	28	67

Operating profit, excluding restructuring and impairment charges	$3,067	$2,873	$2,682	7	7

2008

Net revenue grew 8% and pound volume grew 1%. The volume growth reflects our 2008 Sabra joint venture and mid-single-digit growth in trademark Cheetos, Ruffles and dips. These volume gains were largely offset by mid-single-digit declines in trademark Lay’s and Doritos. Net revenue growth benefited from pricing actions. Foreign currency had a nominal impact on net revenue growth.

Operating profit grew 4%, reflecting the net revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and fuel. Operating profit growth was negatively impacted by 3 percentage points, resulting from higher fourth quarter restructuring and impairment charges in 2008 related to the Productivity for Growth program. Foreign currency and acquisitions each had a nominal impact on operating profit growth. Operating profit, excluding restructuring and impairment charges, grew 7%.

2007

Net revenue grew 7%, reflecting volume growth of 3% and positive effective net pricing due to pricing actions and favorable mix. Pound volume grew primarily due to high-single-digit growth in trademark Doritos and double-digit growth in dips, SunChips and multipack. These volume gains were partially offset by a mid-single-digit decline in trademark Lay’s.

Operating profit grew 9%, primarily reflecting the net revenue growth, as well as a favorable casualty insurance actuarial adjustment reflecting improved safety performance. This growth was partially offset by higher commodity costs, as well as increased advertising and marketing expenses. Operating profit benefited almost 2 percentage points from the impact of lower restructuring and impairment charges in 2007 related to the continued consolidation of the manufacturing network. Operating profit, excluding restructuring and impairment charges, grew 7%.

Quaker Foods North America

	2008	2007	2006	% Change
				2008	2007
Net revenue	$1,902	$1,860	$1,769	2	5

Operating profit	$582	$568	$554	2.5	2.5
Impact of restructuring and impairment charges	31	—	—

Operating profit, excluding restructuring and impairment charges	$613	$568	$554	8	2.5

2008

Net revenue increased 2% and volume declined 1.5%, partially reflecting the negative impact of the Cedar Rapids flood that occurred at the end of the second quarter. The volume decrease reflects a low-single-digit decline in Quaker Oatmeal and ready-to-eat cereals. The net revenue growth reflects favorable effective net pricing, due primarily to price increases, partially offset by the volume decline. Foreign currency had a nominal impact on net revenue growth.

Operating profit increased 2.5%, reflecting the net revenue growth and lower advertising and marketing costs, partially offset by increased commodity costs. The negative impact of the flood was mitigated by related business disruption insurance recoveries, which contributed 5 percentage points to operating profit. The fourth quarter restructuring and impairment charges related to the Productivity for Growth program reduced operating profit growth by 5 percentage points. Foreign currency had a nominal impact on operating profit growth. Operating profit, excluding restructuring and impairment charges, grew 8%.

2007

Net revenue increased 5% and volume increased 2%. The volume increase reflects mid-single-digit growth in Oatmeal and Life cereal, as well as low-single-digit growth in Cap’n Crunch cereal. These increases were partially offset by a double-digit decline in Rice-A-Roni. The increase in net revenue primarily reflects price increases taken earlier in 2007, as well as the volume growth. Favorable Canadian exchange rates contributed nearly 1 percentage point to net revenue growth.

Operating profit increased 2.5%, primarily reflecting the net revenue growth partially offset by increased raw material costs.

Latin America Foods

	2008	2007	2006	% Change
				2008	2007
Net revenue	$5,895	$4,872	$3,972	21	23

Operating profit	$897	$714	$655	26	9
Impact of restructuring and impairment charges	40	39	—

Operating profit, excluding restructuring and impairment charges	$937	$753	$655	24	15

2008

Snacks volume grew 3%, primarily reflecting the acquisition in Brazil, which contributed nearly 3 percentage points to the volume growth. A mid-single-digit decline at Sabritas in Mexico, largely resulting from weight-outs, was offset by mid-single digit growth at Gamesa in Mexico and double-digit growth in certain other markets.

Net revenue grew 21%, primarily reflecting favorable effective net pricing. Gamesa experienced double-digit growth due to favorable pricing actions. Acquisitions contributed 9 percentage points to the net revenue growth, while foreign currency had a nominal impact on net revenue growth.

Operating profit grew 26%, driven by the net revenue growth, partially offset by increased commodity costs. An insurance recovery contributed 3 percentage points to the operating profit growth. The impact of the fourth quarter restructuring and impairment charges in 2008 related to the Productivity for Growth program was offset by the prior year restructuring charges. Acquisitions contributed 4 percentage points and foreign currency contributed 1 percentage point to the operating profit growth. Operating profit, excluding restructuring and impairment charges, grew 24%.

2007

Snacks volume grew 6%, reflecting double-digit growth at Gamesa and in Argentina and high-single-digit growth in Brazil, partially offset by a low-single-digit decline at Sabritas. An acquisition in Brazil in the third quarter of 2007 contributed 0.5 percentage points to the reported volume growth rate.

Net revenue grew 23%, reflecting favorable effective net pricing and volume growth. Acquisitions contributed 11 percentage points to the net revenue growth. Foreign currency contributed 2 percentage points of growth, primarily reflecting the favorable Brazilian real.

Operating profit grew 9%, driven by the favorable effective net pricing and volume growth, partially offset by increased raw material costs. Acquisitions contributed 3 percentage points to the operating profit growth. Foreign currency contributed 2 percentage points of growth, primarily reflecting the favorable Brazilian real. The impact of restructuring actions taken in the fourth quarter to reduce costs in our operations, rationalize capacity and realign our organizational structure reduced operating profit growth by 6 percentage points. Operating profit, excluding restructuring and impairment charges, grew 15%.

PepsiCo Americas Beverages

	2008	2007	2006	% Change
				2008	2007
Net revenue	$10,937	$11,090	$10,362	(1)	7

Operating profit	$2,026	$2,487	$2,315	(19)	7
Impact of restructuring and impairment charges	289	12	—

Operating profit, excluding restructuring and impairment charges	$2,315	$2,499	$2,315	(7)	8

2008

BCS volume declined 3%, reflecting a 5% decline in North America, partially offset by a 4% increase in Latin America. Our North American business navigated a challenging year in the U.S., where the liquid refreshment beverage category declined on a year-over-year basis. In North America, CSD volume declined 4%, driven by a mid-single-digit decline in trademark Pepsi and a low-single-digit decline in trademark Sierra Mist, offset in part by a slight increase in trademark Mountain Dew. Non-carbonated beverage volume declined 6%.

Net revenue declined 1 percent, reflecting the volume declines in North America, partially offset by favorable effective net pricing. The effective net pricing reflects positive mix and price increases taken primarily on concentrate and fountain products this year. Foreign currency had a nominal impact on the net revenue decline.

Operating profit declined 19%, primarily reflecting higher fourth quarter restructuring and impairment charges in 2008 related to the Productivity for Growth program, which contributed 11 percentage points to the operating profit decline. In addition, higher product costs and higher selling and delivery costs, primarily due to higher fuel costs, contributed to the decline. Foreign currency had a nominal impact on the operating profit decline. Operating profit, excluding restructuring and impairment charges, declined 7%.

2007

BCS volume grew 1%, driven by a 4% increase in our Latin America businesses. BCS volume was flat in North America.

In North America, BCS volume was flat due to a 3% decline in CSDs, entirely offset by a 5% increase in non-carbonated beverages. The decline in the CSD portfolio reflects a mid-single-digit decline in trademark Pepsi offset slightly by a low-single-digit increase in trademark Sierra Mist. Trademark Mountain Dew volume was flat. Across the brands, regular CSDs experienced a mid-single-digit decline and diet CSDs experienced a low-single-digit decline. The non-carbonated portfolio performance was driven by double-digit growth in Lipton ready-to-drink teas, double-digit growth in waters and enhanced waters under the Aquafina, Propel and SoBe Lifewater trademarks and low-single-digit growth in Gatorade, partially offset by a mid-single-digit decline in our juice and juice drinks portfolio as a result of previous price increases.

In our Latin America businesses, volume growth reflected double-digit increases in Brazil, Argentina and Venezuela, partially offset by a low-single-digit decline in Mexico. Both CSDs and non-carbonated beverages grew at mid-single-digit rates.

Net revenue grew 7%, driven by effective net pricing, primarily reflecting price increases on Tropicana Pure Premium and CSD concentrate and growth in finished goods beverages. Acquisitions contributed 2 percentage points to net revenue growth.

Operating profit increased 7%, reflecting the net revenue growth, partially offset by higher cost of sales, mainly due to increased fruit costs, as well as higher general and administrative costs. The impact of restructuring actions taken in the fourth quarter was fully offset by the favorable impact of foreign exchange rates during the year. Operating profit was also positively impacted by the absence of amortization expense related to a prior acquisition, partially offset by the absence of a $29 million favorable insurance settlement, both recorded in 2006. The impact of acquisitions reduced operating profit by less than 1 percentage point. Operating profit, excluding restructuring and impairment charges, increased 8%.

United Kingdom & Europe

	2008	2007	2006	% Change
				2008	2007
Net revenue	$6,435	$5,492	$4,750	17	16

Operating profit	$811	$774	$700	5	11
Impact of restructuring and impairment charges	50	9	—

Operating profit, excluding restructuring and impairment charges	$861	$783	$700	10	12

2008

Snacks volume grew 6%, reflecting broad-based increases led by double-digit growth in Russia. Additionally, Walkers in the United Kingdom, as well as the Netherlands, grew at low-single-digit rates and Spain increased slightly. Acquisitions contributed 2 percentage points to the volume growth.

Beverage volume grew 17%, primarily reflecting the expansion of the Pepsi Lipton Joint Venture and the Sandora and Lebedyansky acquisitions, which contributed 16 percentage points to the growth. CSDs increased at a low-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 17%, reflecting favorable effective net pricing and volume growth. Acquisitions contributed 8 percentage points and foreign currency contributed 2 percentage points to the net revenue growth.

Operating profit grew 5%, driven by the net revenue growth, partially offset by increased commodity costs. Acquisitions contributed 5.5 percentage points and foreign currency contributed 3.5 percentage points to the operating profit growth. Operating profit growth was negatively impacted by 5 percentage points, resulting from higher fourth quarter restructuring and impairment charges in 2008 related to the Productivity for Growth program. Operating profit, excluding restructuring and impairment charges, grew 10%.

2007

Snacks volume grew 6%, reflecting broad-based increases led by double-digit growth in Russia and Romania, partially offset by low-single-digit declines at Walkers in the United Kingdom and in France. The acquisition of a business in Europe in the third quarter of 2006 contributed nearly 2 percentage points to the reported volume growth rate.

Beverage volume grew 8%, reflecting broad-based increases led by double-digit growth in Russia and Poland, partially offset by a high-single-digit decline in Spain. The acquisition of a noncontrolling interest in a business in the Ukraine in the fourth quarter of 2007 contributed 3 percentage points to the reported volume growth rate. CSDs grew at a low-single-digit rate while non-carbonated beverages grew at a double-digit rate.

Net revenue grew 16%, primarily reflecting volume growth and favorable effective net pricing. Foreign currency contributed 9 percentage points to net revenue growth, primarily reflecting the favorable euro and British pound. The net impact of acquisitions reduced net revenue growth slightly.

Operating profit grew 11%, driven by the net revenue growth, partially offset by increased raw material costs and less-favorable settlements of promotional spending accruals in 2007. Foreign currency contributed 10 percentage points of growth, primarily reflecting the favorable British pound and euro. The net impact of acquisitions reduced operating profit growth by 4 percentage points. Operating profit, excluding restructuring and impairment charges, grew 12%.

Middle East, Africa & Asia

	2008	2007	2006	% Change
				2008	2007
Net revenue	$5,575	$4,574	$3,440	22	33

Operating profit	$667	$535	$401	25	34
Impact of restructuring and impairment charges	15	14	—

Operating profit, excluding restructuring and impairment charges	$682	$549	$401	24	37

2008

Snacks volume grew 10%, reflecting broad-based increases led by double-digit growth in China, the Middle East and South Africa. Additionally, Australia experienced low-single-digit growth and India grew at mid-single-digit rates.

Beverage volume grew 11%, reflecting broad-based increases driven by double-digit growth in China, the Middle East and India, partially offset by low-single-digit declines in Thailand and the Philippines. Acquisitions had a nominal impact on beverage volume growth. CSDs grew at a high-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 22%, reflecting volume growth and favorable effective net pricing. Acquisitions contributed 2 percentage points and foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit grew 25%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency contributed 2 percentage points and acquisitions contributed 1 percentage point to the operating profit growth. The impact of the fourth quarter restructuring and impairment charges in 2008 related to the Productivity for Growth program was offset by the prior year restructuring charges. Operating profit, excluding restructuring and impairment charges, grew 24%.

2007

Snacks volume grew 19%, reflecting broad-based growth. The Middle East, Turkey, India, South Africa and China all grew at double-digit rates, and Australia grew at a high-single-digit rate. Acquisitions contributed 4 percentage points to volume growth.

Beverage volume grew 11%, reflecting broad-based growth led by double-digit growth in the Middle East, Pakistan and China, partially offset by a high-single-digit decline in Thailand and a low-single-digit-decline in Turkey. Acquisitions had no impact on the growth rates. Both CSDs and non-carbonated beverages grew at double-digit rates.

Net revenue grew 33%, reflecting volume growth and favorable effective net pricing. Foreign currency contributed 5.5 percentage points to net revenue growth. Acquisitions contributed 11 percentage points to net revenue growth.

Operating profit grew 34%, driven by volume growth and favorable effective net pricing, partially offset by increased raw material costs. Foreign currency contributed 7 percentage points to operating profit growth. Acquisitions contributed 1 percentage point to the operating profit growth rate. The absence of amortization expense recorded in 2006 related to prior acquisitions contributed 11 percentage points to operating profit growth. The impact of restructuring actions taken in the fourth quarter of 2007 to reduce costs in our operations, rationalize capacity and realign our organizational structure reduced operating profit growth by 3.5 percentage points. Operating profit, excluding restructuring and impairment charges, grew 37%.

Our Liquidity and Capital Resources

Global capital and credit markets, including the commercial paper markets, experienced in 2008 and continue to experience considerable volatility. Despite this volatility, we continue to have access to the capital and credit markets. In addition, we have revolving credit facilities that are discussed in Note 9. We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we intend to use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. However, there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

In addition, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the third quarter due to seasonal and holiday-related sales patterns, and generally lowest in the first quarter.

Operating Activities

In 2008, our operations provided $7.0 billion of cash, compared to $6.9 billion in the prior year, primarily reflecting our solid business results. Our operating cash flow in 2008 reflects restructuring payments of $180 million, including $159 million related to our Productivity for Growth program, and pension and retiree medical contributions of $219 million, of which $23 million were discretionary.

In 2007, our operations provided $6.9 billion of cash, compared to $6.1 billion in 2006, primarily reflecting solid business results.

Substantially all cash payments related to the Productivity for Growth program are expected to be paid by the end of 2009. In addition, in 2009, we will make a $640 million after-tax discretionary contribution to our U.S. pension plans.

Investing Activities

In 2008, we used $2.7 billion for our investing activities, primarily reflecting $2.4 billion for capital spending and $1.9 billion for acquisitions. Significant acquisitions included our joint acquisition with PBG of Lebedyansky in Russia and the acquisition of a snacks company in Serbia. The use of cash was partially offset by net proceeds from sales of short-term investments of $1.3 billion and proceeds from sales of PBG and PAS stock of $358 million.

In 2007, we used $3.7 billion for our investing activities, reflecting capital spending of $2.4 billion and acquisitions of $1.3 billion. Acquisitions included the remaining interest in a snacks joint venture in Latin America, Naked Juice Company and Bluebird Foods, and the acquisition of a minority interest in a juice company in the Ukraine through a joint venture with PAS. Proceeds from our sale of PBG stock of $315 million were offset by net purchases of short-term investments of $383 million.

We expect a high-single-digit decrease in net capital spending in 2009. In addition, we do not anticipate cash proceeds in 2009 from sales of PBG and PAS stock due to the current capital market conditions.

Financing Activities

In 2008, we used $3.0 billion for our financing activities, primarily reflecting the return of operating cash flow to our shareholders through common share repurchases of $4.7 billion and dividend payments of $2.5 billion. The use of cash was partially offset by proceeds from issuances of long-term debt, net of payments, of $3.1 billion, stock option proceeds of $620 million and net proceeds from short-term borrowings of $445 million.

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

We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. In the second quarter of 2008, our Board of Directors approved a 13% dividend increase from $1.50 to $1.70 per share. During the third quarter of 2008, we completed our $8.5 billion repurchase program publicly announced on May 3, 2006 and expiring on June 30, 2009 and began repurchasing shares under our $8.0 billion repurchase program authorized by the Board of Directors in the second quarter of 2007 and expiring on June 30, 2010. The current $8.0 billion authorization has approximately $6.4 billion remaining for repurchase. We have historically repurchased significantly more shares each year than we have issued under our stock-based compensation plans, with average net annual repurchases of 1.8% of outstanding shares for the last five years. In 2009, we intend, subject to market conditions, to spend up to $2.5 billion repurchasing shares.

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

	2008	2007	2006
Net cash provided by operating activities(a)	$6,999	$6,934	$6,084
Capital spending	(2,446)	(2,430)	(2,068)
Sales of property, plant and equipment	98	47	49

Management operating cash flow	$4,651	$4,551	$4,065

(a)	Includes restructuring payments of $180 million in 2008, $22 million in 2007 and $56 million in 2006.

Management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “Risk Factors” in Item 1A. and “Our Business Risks” for certain factors that may impact our operating cash flows.

Credit Ratings

Our debt ratings of Aa2 from Moody’s and A+ from Standard & Poor’s contribute to our ability to access global capital and credit markets. We have maintained strong investment grade ratings for over a decade. Each rating is considered strong investment grade and is in the first quartile of its respective ranking system. These ratings also reflect the impact of our anchor bottlers’ cash flows and debt.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 for a description of our credit facilities and long-term contractual commitments.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. However, at the time of the separation of our bottling operations from us various guarantees were necessary to facilitate the transactions. In 2008, we extended our guarantee of a portion of Bottling Group LLC’s long-term debt in connection with the refinancing of a corresponding portion of the underlying debt. At December 27, 2008, we believe it is remote that these guarantees would require any cash payment. We do not enter into off-balance-sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities. See Note 9 for a description of our off-balance-sheet arrangements.

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006

(in millions except per share amounts)

	2008	2007	2006
Net Revenue	$43,251	$39,474	$35,137
Cost of sales	20,351	18,038	15,762
Selling, general and administrative expenses	15,901	14,208	12,711
Amortization of intangible assets	64	58	162

Operating Profit	6,935	7,170	6,502
Bottling equity income	374	560	553
Interest expense	(329)	(224)	(239)
Interest income	41	125	173

Income before Income Taxes	7,021	7,631	6,989
Provision for Income Taxes	1,879	1,973	1,347

Net Income	$5,142	$5,658	$5,642

Net Income per Common Share
Basic	$3.26	$3.48	$3.42
Diluted	$3.21	$3.41	$3.34

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006

(in millions)

	2008	2007	2006
Operating Activities
Net income	$5,142	$5,658	$5,642
Depreciation and amortization	1,543	1,426	1,406
Stock-based compensation expense	238	260	270
Restructuring and impairment charges	543	102	67
Excess tax benefits from share-based payment arrangements	(107)	(208)	(134)
Cash payments for restructuring charges	(180)	(22)	(56)
Pension and retiree medical plan contributions	(219)	(310)	(131)
Pension and retiree medical plan expenses	459	535	544
Bottling equity income, net of dividends	(202)	(441)	(442)
Deferred income taxes and other tax charges and credits	573	118	(510)
Change in accounts and notes receivable	(549)	(405)	(330)
Change in inventories	(345)	(204)	(186)
Change in prepaid expenses and other current assets	(68)	(16)	(37)
Change in accounts payable and other current liabilities	718	522	279
Change in income taxes payable	(180)	128	(295)
Other, net	(367)	(209)	(3)

Net Cash Provided by Operating Activities	6,999	6,934	6,084

Investing Activities
Capital spending	(2,446)	(2,430)	(2,068)
Sales of property, plant and equipment	98	47	49
Proceeds from (Investment in) finance assets	—	27	(25)
Acquisitions and investments in noncontrolled affiliates	(1,925)	(1,320)	(522)
Cash restricted for pending acquisitions	(40)	—	—
Cash proceeds from sale of PBG and PAS stock	358	315	318
Divestitures	6	—	37
Short-term investments, by original maturity
More than three months – purchases	(156)	(83)	(29)
More than three months – maturities	62	113	25
Three months or less, net	1,376	(413)	2,021

Net Cash Used for Investing Activities	(2,667)	(3,744)	(194)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006

(in millions)

	2008	2007	2006
Financing Activities
Proceeds from issuances of long-term debt	$3,719	$2,168	$51
Payments of long-term debt	(649)	(579)	(157)
Short-term borrowings, by original maturity
More than three months – proceeds	89	83	185
More than three months – payments	(269)	(133)	(358)
Three months or less, net	625	(345)	(2,168)
Cash dividends paid	(2,541)	(2,204)	(1,854)
Share repurchases – common	(4,720)	(4,300)	(3,000)
Share repurchases – preferred	(6)	(12)	(10)
Proceeds from exercises of stock options	620	1,108	1,194
Excess tax benefits from share-based payment arrangements	107	208	134

Net Cash Used for Financing Activities	(3,025)	(4,006)	(5,983)

Effect of exchange rate changes on cash and cash equivalents	(153)	75	28

Net Increase/(Decrease) in Cash and Cash Equivalents	1,154	(741)	(65)
Cash and Cash Equivalents, Beginning of Year	910	1,651	1,716

Cash and Cash Equivalents, End of Year	$2,064	$910	$1,651

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 27, 2008 and December 29, 2007

(in millions except per share amounts)

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,064	$910
Short-term investments	213	1,571
Accounts and notes receivable, net	4,683	4,389
Inventories	2,522	2,290
Prepaid expenses and other current assets	1,324	991

Total Current Assets	10,806	10,151
Property, Plant and Equipment, net	11,663	11,228
Amortizable Intangible Assets, net	732	796
Goodwill	5,124	5,169
Other nonamortizable intangible assets	1,128	1,248

Nonamortizable Intangible Assets	6,252	6,417
Investments in Noncontrolled Affiliates	3,883	4,354
Other Assets	2,658	1,682

Total Assets	$35,994	$34,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term obligations	$369	$—
Accounts payable and other current liabilities	8,273	7,602
Income taxes payable	145	151

Total Current Liabilities	8,787	7,753
Long-Term Debt Obligations	7,858	4,203
Other Liabilities	7,017	4,792
Deferred Income Taxes	226	646

Total Liabilities	23,888	17,394
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(138)	(132)
Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued 1,782 shares)	30	30
Capital in excess of par value	351	450
Retained earnings	30,638	28,184
Accumulated other comprehensive loss	(4,694)	(952)
Repurchased common stock, at cost (229 and 177 shares, respectively)	(14,122)	(10,387)

Total Common Shareholders’ Equity	12,203	17,325

Total Liabilities and Shareholders’ Equity	$35,994	$34,628

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Shareholders’ Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006

(in millions)

	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	1,782	$30	1,782	$30	1,782	$30

Capital in Excess of Par Value
Balance, beginning of year		450		584		614
Stock-based compensation expense		238		260		270
Stock option exercises/RSUs converted(a)		(280)		(347)		(300)
Withholding tax on RSUs converted		(57)		(47)		—

Balance, end of year		351		450		584

Retained Earnings
Balance, beginning of year		28,184		24,837		21,116
Adoption of FIN 48				7
SFAS 158 measurement date change		(89)

Adjusted balance, beginning of year		28,095		24,844
Net income		5,142		5,658		5,642
Cash dividends declared – common		(2,589)		(2,306)		(1,912)
Cash dividends declared – preferred		(2)		(2)		(1)
Cash dividends declared – RSUs		(8)		(10)		(8)

Balance, end of year		30,638		28,184		24,837

Accumulated Other Comprehensive Loss
Balance, beginning of year		(952)		(2,246)		(1,053)
SFAS 158 measurement date change		51

Adjusted balance, beginning of year		(901)
Currency translation adjustment		(2,484)		719		465
Cash flow hedges, net of tax:
Net derivative gains/(losses)		16		(60)		(18)
Reclassification of losses/(gains) to net income		5		21		(5)
Adoption of SFAS 158		—		—		(1,782)
Pension and retiree medical, net of tax:
Net pension and retiree medical (losses)/ gains		(1,376)		464		—
Reclassification of net losses to net income		73		135		—
Minimum pension liability adjustment, net of tax		—		—		138
Unrealized (losses)/gain on securities, net of tax		(21)		9		9
Other		(6)		6		—

Balance, end of year		(4,694)		(952)		(2,246)

Repurchased Common Stock
Balance, beginning of year	(177)	(10,387)	(144)	(7,758)	(126)	(6,387)
Share repurchases	(68)	(4,720)	(64)	(4,300)	(49)	(3,000)
Stock option exercises	15	883	28	1,582	31	1,619
Other, primarily RSUs converted	1	102	3	89	—	10

Balance, end of year	(229)	(14,122)	(177)	(10,387)	(144)	(7,758)

Total Common Shareholders’ Equity		$12,203		$17,325		$15,447

		2008		2007		2006
Comprehensive Income
Net income		$5,142		$5,658		$5,642
Currency translation adjustment		(2,484)		719		465
Cash flow hedges, net of tax		21		(39)		(23)
Minimum pension liability adjustment, net of tax		—		—		5
Pension and retiree medical, net of tax
Net prior service cost		55		(105)		—
Net (losses)/gains		(1,358)		704		—
Unrealized (losses)/gains on securities, net of tax		(21)		9		9
Other		(6)		6		—

Total Comprehensive Income		$1,349		$6,952		$6,098

(a)	Includes total tax benefits of $95 million in 2008, $216 million in 2007 and $130 million in 2006.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our economic ownership interest. We do not control these other affiliates, as our ownership in these other affiliates is generally less than 50%. Equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. Bottling equity income also includes any changes in our ownership interests of our anchor bottlers. Bottling equity income includes $147 million of pre-tax gains on our sales of PBG and PAS stock in 2008 and $174 million and $186 million of pre-tax gains on our sales of PBG stock in 2007 and 2006, respectively. See Note 8 for additional information on our significant noncontrolled bottling affiliates. Income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses. Intercompany balances and transactions are eliminated. Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw material handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product are included in selling, general and administrative expenses.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, stock-based compensation, pension and retiree medical accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for perpetual brands, goodwill and other long-lived assets. We evaluate our estimates on an on-going basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results could differ significantly from these estimates.

See “Our Divisions” below and for additional unaudited information on items affecting the comparability of our consolidated results, see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2008 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods in approximately 200 countries with our largest operations in North America (United States and Canada), Mexico and the United Kingdom. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions. For additional unaudited information on our divisions, see “Our Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	stock-based compensation expense,

•	pension and retiree medical expense, and

•	derivatives.

Stock-Based Compensation Expense

Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2008 was approximately 29% to FLNA, 4% to QFNA, 7% to LAF, 23% to PAB, 13% to UKEU, 13% to MEAA and 11% to corporate unallocated expenses. We had similar allocations of stock-based compensation expense to our divisions in 2007 and 2006. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

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

Derivatives

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include energy, fruit and other raw materials. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses reflected in corporate unallocated expenses. These derivatives hedge underlying commodity price risk and were not entered into for speculative purposes. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, division results reflect the contract purchase price of these commodities.

In 2007, we expanded our commodity hedging program to include derivative contracts used to mitigate our exposure to price changes associated with our purchases of fruit. In addition, in 2008, we entered into additional contracts to further reduce our exposure to price fluctuations in our raw material and energy costs. The majority of these contracts do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses within selling, general and administrative expenses. These gains and losses are subsequently reflected in divisional results.

	2008	2007	2006	2008	2007	2006
	Net Revenue			Operating Profit(a)
FLNA	$12,507	$11,586	$10,844	$2,959	$2,845	$2,615
QFNA	1,902	1,860	1,769	582	568	554
LAF	5,895	4,872	3,972	897	714	655
PAB	10,937	11,090	10,362	2,026	2,487	2,315
UKEU	6,435	5,492	4,750	811	774	700
MEAA	5,575	4,574	3,440	667	535	401

Total division	43,251	39,474	35,137	7,942	7,923	7,240
Corporate – net impact of mark-to-market on commodity hedges	—	—	—	(346)	19	(18)
Corporate – other	—	—	—	(661)	(772)	(720)

	$43,251	$39,474	$35,137	$6,935	$7,170	$6,502

(a)	For information on the impact of restructuring and impairment charges on our divisions, see Note 3.

Corporate

Corporate includes costs of our corporate headquarters, centrally managed initiatives, such as our ongoing business transformation initiative and research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, certain commodity derivative gains and losses, and certain other items.

Other Division Information

	2008	2007	2006	2008	2007	2006
	Total Assets			Capital Spending
FLNA	$6,284	$6,270	$5,969	$553	$624	$499
QFNA	1,035	1,002	1,003	43	41	31
LAF	3,023	3,084	2,169	351	326	235
PAB	7,673	7,780	7,129	344	450	516
UKEU	8,635	7,102	5,865	377	349	277
MEAA	3,961	3,911	2,975	503	413	299

Total division	30,611	29,149	25,110	2,171	2,203	1,857
Corporate (a)	2,729	2,124	1,739	275	227	211
Investments in bottling affiliates	2,654	3,355	3,081	—	—	—

	$35,994	$34,628	$29,930	$2,446	$2,430	$2,068

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

	2008	2007	2006	2008	2007	2006
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$9	$9	$9	$441	$437	$432
QFNA	—	—	—	34	34	33
LAF	6	4	1	194	166	140
PAB	16	16	83	334	321	298
UKEU	22	18	17	199	181	167
MEAA	11	11	52	224	198	155

Total division	64	58	162	1,426	1,337	1,225
Corporate	—	—	—	53	31	19

	$64	$58	$162	$1,479	$1,368	$1,244

	2008	2007	2006	2008	2007	2006
	Net Revenue(a)			Long-Lived Assets(b)
U.S.	$22,525	$21,978	$20,788	$12,095	$12,498	$11,515
Mexico	3,714	3,498	3,228	904	1,067	996
Canada	2,107	1,961	1,702	556	699	589
United Kingdom	2,099	1,987	1,839	1,509	2,090	1,995
All other countries	12,806	10,050	7,580	7,466	6,441	4,725

	$43,251	$39,474	$35,137	$22,530	$22,795	$19,820

(a)	Represents net revenue from businesses operating in these countries.

(b)

Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets, and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to concentration of credit risk by our customers, Wal-Mart and PBG. In 2008, Wal-Mart (including Sam’s) represented approximately 12% of our total net revenue, including concentrate sales to our bottlers which are used in finished goods sold by them to Wal-Mart; and PBG represented approximately 8%. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives and discounts through various programs to our customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $12.5 billion in 2008, $11.3 billion in 2007 and $10.1 billion in 2006. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $333 million at December 27, 2008 and $314 million at December 29, 2007 are included in current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other marketplace spending, which includes the costs of advertising and other marketing activities, totaled $2.9 billion in 2008, $2.9 billion in 2007 and $2.7 billion in 2006 and is reported as selling, general and administrative expenses. Included in these amounts were advertising expenses of $1.8 billion in both 2008 and 2007 and $1.6 billion in 2006. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,

•	promotional materials in inventory, and

•	production costs of future media advertising.

Deferred advertising costs of $172 million and $160 million at year-end 2008 and 2007, respectively, are classified as prepaid expenses on our balance sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $5.3 billion in 2008, $5.1 billion in 2007 and $4.6 billion in 2006.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less which we do not intend to rollover beyond three months.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to ten years. Net capitalized software and development costs were $940 million at December 27, 2008 and $761 million at December 29, 2007.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $388 million in 2008, $364 million in 2007 and $282 million in 2006 and are reported within selling, general and administrative expenses.

Other Significant Accounting Policies

Our other significant accounting policies are disclosed as follows:

•

Property, Plant and Equipment and Intangible Assets – Note 4, and for additional unaudited information on brands and goodwill, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Income Taxes – Note 5, and for additional unaudited information, see “Our Critical Accounting Policies ” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Stock-Based Compensation – Note 6.

•

Pension, Retiree Medical and Savings Plans – Note 7, and for additional unaudited information, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Financial Instruments – Note 10, and for additional unaudited information, see “Our Business Risks ” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 as of the beginning of our 2008 fiscal year and our adoption did not impact our financial statements.

In December 2007, the FASB issued SFAS 141R, to improve, simplify and converge internationally the accounting for business combinations. SFAS 141R continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The provisions of SFAS 141R are effective as of the beginning of our 2009 fiscal year, with the exception of adjustments made to valuation allowances on deferred taxes and acquired tax contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year would apply the provisions of SFAS 141R. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year would apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters. We do not expect the adoption of SFAS 141R to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. The provisions of SFAS 160 are effective as of the beginning of our 2009 fiscal year on a prospective basis. We do not expect our adoption of SFAS 160 to have a significant impact on our financial statements. In the first quarter of 2009, we will include the required disclosures for all periods presented.

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS 133 and their effect on financial position, financial performance and cash flows. The disclosure provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year.

Note 3 – Restructuring and Impairment Charges

2008 Restructuring and Impairment Charge

In 2008, we incurred a charge of $543 million ($408 million after-tax or $0.25 per share) in conjunction with our Productivity for Growth program. The program includes actions in all divisions of the business that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. Approximately $455 of the charge was recorded in selling, general and administrative expenses, with the remainder recorded in cost of sales. Substantially all cash payments related to this charge are expected to be paid by the end of 2009.

A summary of the restructuring and impairment charge is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$48	$38	$22	$108
QFNA	14	3	14	31
LAF	30	8	2	40
PAB	68	92	129	289
UKEU	39	6	5	50
MEAA	11	2	2	15
Corporate	2	—	8	10

	$212	$149	$182	$543

Severance and other employee costs primarily reflect termination costs for approximately 3,500 employees. Asset impairments relate to the closure of 6 plants and changes to our beverage product portfolio. Other costs include contract exit costs and third-party incremental costs associated with upgrading our product portfolio and our supply chain.

A summary of our Productivity for Growth program activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2008 restructuring and impairment charge	$212	$149	$182	$543
Cash payments	(50)	—	(109)	(159)
Non-cash charge	(27)	(149)	(9)	(185)
Currency translation	(1)	—	—	(1)

Liability at December 27, 2008	$134	$—	$64	$198

2007 Restructuring and Impairment Charge

In 2007, we incurred a charge of $102 million ($70 million after-tax or $0.04 per share) in conjunction with restructuring actions primarily to close certain plants and rationalize other production lines across FLNA, LAF, PAB, UKEU and MEAA. The charge was recorded in selling, general and administrative expenses. All cash payments related to this charge were paid by the end of 2008.

A summary of the restructuring and impairment charge is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$—	$19	$9	$28
LAF	14	25	—	39
PAB	12	—	—	12
UKEU	2	4	3	9
MEAA	5	9	—	14

	$33	$57	$12	$102

Severance and other employee costs primarily reflect termination costs for approximately 1,100 employees.

2006 Restructuring and Impairment Charge

In 2006, we incurred a charge of $67 million ($43 million after-tax or $0.03 per share) in conjunction with consolidating the manufacturing network at FLNA by closing two plants in the U.S., and rationalizing other assets, to increase manufacturing productivity and supply chain efficiencies. The charge was comprised of $43 million of asset impairments, $14 million of severance and other employee costs and $10 million of other costs. Severance and other employee costs primarily reflect the termination costs for approximately 380 employees. All cash payments related to this charge were paid by the end of 2007.

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life	2008	2007	2006
Property, plant and equipment, net
Land and improvements	10 – 34 yrs.	$868	$864
Buildings and improvements	20 – 44	4,738	4,577
Machinery and equipment, including fleet and software	5 – 14	15,173	14,471
Construction in progress		1,773	1,984

		22,552	21,896
Accumulated depreciation		(10,889)	(10,668)

		$11,663	$11,228

Depreciation expense		$1,422	$1,304	$1,182

Amortizable intangible assets, net
Brands	5 – 40	$1,411	$1,476
Other identifiable intangibles	10 – 24	360	344

		1,771	1,820
Accumulated amortization		(1,039)	(1,024)

		$732	$796

Amortization expense		$64	$58	$162

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on average 2008 foreign exchange rates, is expected to be $64 million in 2009, $63 million in 2010, $62 million in 2011, $60 million in 2012 and $56 million in 2013.

Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. For additional unaudited information on our amortizable brand policies, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Balance, Beginning 2007	Acquisitions	Translation and Other	Balance, End of 2007	Acquisitions	Translation and Other	Balance, End of 2008
FLNA
Goodwill	$284	$—	$27	$311	$—	$(34)	$277

QFNA
Goodwill	175	—	—	175	—	—	175

LAF
Goodwill	144	—	3	147	338	(61)	424
Brands	22	—	—	22	118	(13)	127

	166	—	3	169	456	(74)	551

PAB
Goodwill	2,203	146	20	2,369	—	(14)	2,355
Brands	59	—	—	59	—	—	59

	2,262	146	20	2,428	—	(14)	2,414

UKEU
Goodwill	1,412	122	92	1,626	45	(215)	1,456
Brands	1,018	—	23	1,041	14	(211)	844

	2,430	122	115	2,667	59	(426)	2,300

MEAA
Goodwill	376	114	51	541	1	(105)	437
Brands	113	—	13	126	—	(28)	98

	489	114	64	667	1	(133)	535

Total goodwill	4,594	382	193	5,169	384	(429)	5,124
Total brands	1,212	—	36	1,248	132	(252)	1,128

	$5,806	$382	$229	$6,417	$516	$(681)	$6,252

Note 5 — Income Taxes

		2008	2007	2006
	Income before income taxes
	U.S.	$3,274	$4,085	$3,844
	Foreign	3,747	3,546	3,145

		$7,021	$7,631	$6,989

	Provision for income taxes
Current:	U.S. Federal	$815	$1,422	$776
	Foreign	732	489	569
	State	87	104	56

		1,634	2,015	1,401

Deferred:	U.S. Federal	313	22	(31)
	Foreign	(69)	(66)	(16)
	State	1	2	(7)

		245	(42)	(54)

		$1,879	$1,973	$1,347

	Tax rate reconciliation
	U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
	State income tax, net of U.S. Federal tax benefit	0.8	0.9	0.5
	Lower taxes on foreign results	(7.9)	(6.5)	(6.5)
	Tax settlements	—	(1.7)	(8.6)
	Other, net	(1.1)	(1.8)	(1.1)

	Annual tax rate	26.8%	25.9%	19.3%

	Deferred tax liabilities
	Investments in noncontrolled affiliates	$1,193	$1,163
	Property, plant and equipment	881	828
	Intangible assets other than nondeductible goodwill	295	280
	Pension benefits	—	148
	Other	73	136

	Gross deferred tax liabilities	2,442	2,555

	Deferred tax assets
	Net carryforwards	682	722
	Stock-based compensation	410	425
	Retiree medical benefits	495	528
	Other employee-related benefits	428	447
	Pension benefits	345	—
	Deductible state tax and interest benefits	230	189
	Other	677	618

	Gross deferred tax assets	3,267	2,929
	Valuation allowances	(657)	(695)

	Deferred tax assets, net	2,610	2,234

	Net deferred tax (assets)/liabilities	$(168)	$321

	2008	2007	2006
Deferred taxes included within:
Assets:
Prepaid expenses and other current assets	$372	$325	$223
Other assets	$22	—	—
Liabilities:
Deferred income taxes	$226	$646	$528
Analysis of valuation allowances
Balance, beginning of year	$695	$624	$532
(Benefit)/provision	(5)	39	71
Other (deductions)/additions	(33)	32	21

Balance, end of year	$657	$695	$624

For additional unaudited information on our income tax policies, including our reserves for income taxes, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Reserves

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

•

U.S. – continue to dispute one matter related to tax years 1998 through 2002. Our U.S. tax returns for the years 2003 through 2005 are currently under audit. In 2008, the IRS initiated its audit of our U.S. tax returns for the years 2006 through 2007;

•	Mexico – audits have been substantially completed for all taxable years through 2005;

•	United Kingdom – audits have been completed for all taxable years prior to 2004; and

•

Canada – audits have been completed for all taxable years through 2005. We are in agreement with the conclusions, except for one matter which we continue to dispute. The Canadian tax return for 2006 is currently under audit.

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

In 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2007 fiscal year.

As of December 27, 2008, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.7 billion. Any prospective adjustments to these reserves will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $427 million as of December 27, 2008, of which $95 million was recognized in 2008. The gross amount of interest accrued was $338 million as of December 29, 2007, of which $34 million was recognized in 2007.

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2008	2007
Balance, beginning of year	$1,461	$1,435
FIN 48 adoption adjustment to retained earnings	—	(7)
Reclassification of deductible state tax and interest benefits to other balance sheet accounts	—	(144)

Adjusted balance, beginning of year	1,461	1,284
Additions for tax positions related to the current year	272	264
Additions for tax positions from prior years	76	151
Reductions for tax positions from prior years	(14)	(73)
Settlement payments	(30)	(174)
Statute of limitations expiration	(20)	(7)
Translation and other	(34)	16

Balance, end of year	$1,711	$1,461

Carryforwards and Allowances

Operating loss carryforwards totaling $7.2 billion at year-end 2008 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.3 billion in 2009, $6.2 billion between 2010 and 2028 and $0.7 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Undistributed International Earnings

At December 27, 2008, we had approximately $17.1 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.

Note 6 — Stock-Based Compensation

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. A majority of our employees participate in our stock-based compensation program. This program includes both our broad-based SharePower program which was established in 1989 to grant an annual award of stock options to eligible employees, based upon job level or classification and tenure (internationally), as well as our executive long-term awards program. Stock options and restricted stock units (RSU) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP), our only active stock-based plan. Stock-based compensation expense was $238 million in 2008, $260 million in 2007 and $270 million in 2006. Related income tax benefits recognized in earnings were $71 million in 2008, $77 million in 2007 and $80 million in 2006. Stock-based compensation cost capitalized in connection with our ongoing business transformation initiative was $4 million in 2008, $3 million in 2007 and $3 million in 2006. At year-end 2008, 57 million shares were available for future stock-based compensation grants.

Method of Accounting and Our Assumptions

We account for our employee stock options, which include grants under our executive program and our broad-based SharePower program, under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and generally have a 10-year term. We do not backdate, reprice or grant stock-based compensation awards retroactively. Repricing of awards would require shareholder approval under the LTIP.

The fair value of stock option grants is amortized to expense over the vesting period, generally three years. Executives who are awarded long-term incentives based on their performance are offered the choice of stock options or RSUs. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and are granted 50% stock options and 50% performance-based RSUs. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets approved by the Compensation Committee of the Board of Directors. RSU expense is based on the fair value of PepsiCo stock on the date of grant and is amortized over the vesting period, generally three years. Each RSU is settled in a share of our stock after the vesting period.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2008	2007	2006
Expected life	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	3.0%	4.8%	4.5%
Expected volatility	16%	15%	18%
Expected dividend yield	1.9%	1.9%	1.9%

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

A summary of our stock-based compensation activity for the year ended December 27, 2008 is presented below:

Our Stock Option Activity

	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 29, 2007	108,808	$47.47
Granted	12,512	68.74
Exercised	(14,651)	42.19
Forfeited/expired	(2,997)	60.13

Outstanding at December 27, 2008	103,672	$50.42	4.93	$736,438

Exercisable at December 27, 2008	61,085	$43.41	3.16	$683,983

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity

	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 29, 2007	7,370	$58.63
Granted	2,135	68.73
Converted	(2,500)	54.59
Forfeited/expired	(854)	62.90

Outstanding at December 27, 2008	6,151	$63.18	1.20	$335,583

(a)	RSUs are in thousands.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Other Stock-Based Compensation Data

	2008	2007	2006
Stock Options
Weighted-average fair value of options granted	$11.24	$13.56	$12.81
Total intrinsic value of options exercised(a)	$410,152	$826,913	$686,242

RSUs
Total number of RSUs granted(a)	2,135	2,342	2,992
Weighted-average intrinsic value of RSUs granted	$68.73	$65.21	$58.22
Total intrinsic value of RSUs converted(a)	$180,563	$125,514	$10,934

(a)	In thousands.

At December 27, 2008, there was $243 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.7 years.

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

Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, and from changes in our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants, which is approximately 10 years for pension expense and approximately 12 years for retiree medical expense.

On December 30, 2006, we adopted SFAS 158. In connection with our adoption, we recognized the funded status of our Plans on our balance sheet as of December 30, 2006 with subsequent changes in the funded status recognized in comprehensive income in the years in which they occur. In accordance with SFAS 158, amounts prior to the year of adoption have not been adjusted. SFAS 158 also required that, no later than 2008, our assumptions used to measure our annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2008 fiscal year, we changed the measurement date for our annual pension and retiree medical expense and all plan assets and liabilities from September 30 to our year-end balance sheet date. As a result of this change in measurement date, we recorded an after-tax $39 million decrease to 2008 opening shareholders’ equity, as follows:

	Pension	Retiree Medical	Total
Retained earnings	$(63)	$(20)	$(83)
Accumulated other comprehensive loss	12	32	44

Total	$(51)	$12	$(39)

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	2008	2007	2008	2007	2008	2007
	U.S.		International
Change in projected benefit liability
Liability at beginning of year	$6,048	$5,947	$1,595	$1,511	$1,354	$1,370
SFAS 158 measurement date change	(199)	—	113	—	(37)	—
Service cost	244	244	61	59	45	48
Interest cost	371	338	88	81	82	77
Plan amendments	(20)	147	2	4	(47)	—
Participant contributions	—	—	17	14	—	—
Experience loss/(gain)	28	(309)	(165)	(155)	58	(80)
Benefit payments	(277)	(319)	(51)	(46)	(70)	(77)
Settlement/curtailment loss	(9)	—	(15)	—	(2)	—
Special termination benefits	31	—	2	—	3	—
Foreign currency adjustment	—	—	(376)	96	(10)	9
Other	—	—	(1)	31	(6)	7

Liability at end of year	$6,217	$6,048	$1,270	$1,595	$1,370	$1,354

Change in fair value of plan assets
Fair value at beginning of year	$5,782	$5,378	$1,595	$1,330	$—	$—
SFAS 158 measurement date change	(136)	—	97	—	—	—
Actual return on plan assets	(1,434)	654	(241)	122	—	—
Employer contributions/funding	48	69	101	58	70	77
Participant contributions	—	—	17	14	—	—
Benefit payments	(277)	(319)	(51)	(46)	(70)	(77)
Settlement/curtailment loss	(9)	—	(11)	—	—	—
Foreign currency adjustment	—	—	(341)	91	—	—
Other	—	—	(1)	26	—	—

Fair value at end of year	$3,974	$5,782	$1,165	$1,595	$—	$—

	Pension				Retiree Medical
	2008	2007	2008	2007	2008	2007
	U.S.		International
Reconciliation of funded status
Funded status	$(2,243)	$(266)	$(105)	$—	$(1,370)	$(1,354)
Adjustment for fourth quarter contributions	—	15	—	107	—	19
Adjustment for fourth quarter special termination benefits	—	(5)	—	—	—	—

Net amount recognized	$(2,243)	$(256)	$(105)	$107	$(1,370)	$(1,335)

Amounts recognized
Other assets	$—	$440	$28	$187	$—	$—
Other current liabilities	(60)	(24)	(1)	(3)	(102)	(88)
Other liabilities	(2,183)	(672)	(132)	(77)	(1,268)	(1,247)

Net amount recognized	$(2,243)	$(256)	$(105)	$107	$(1,370)	$(1,335)

Amounts included in accumulated other comprehensive loss/(credit) (pre-tax)
Net loss	$2,826	$1,136	$421	$287	$266	$276
Prior service cost/(credit)	112	156	20	28	(119)	(88)

Total	$2,938	$1,292	$441	$315	$147	$188

Components of the increase/(decrease) in net loss
SFAS 158 measurement date change	$(130)	$—	$105	$—	$(53)	$—
Change in discount rate	247	(292)	(219)	(224)	36	(50)
Employee-related assumption changes	(194)	—	52	61	6	(9)
Liability-related experience different from assumptions	(25)	(17)	(4)	7	10	(21)
Actual asset return different from expected return	1,850	(255)	354	(25)	—	—
Amortization of losses	(58)	(136)	(19)	(30)	(8)	(18)
Other, including foreign currency adjustments and 2003 Medicare Act	—	—	(135)	23	(1)	10

Total	$1,690	$(700)	$134	$(188)	$(10)	$(88)

Liability at end of year for service to date	$5,413	$5,026	$1,013	$1,324

Components of benefit expense are as follows:

	Pension						Retiree Medical
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	U.S.			International
Components of benefit expense
Service cost	$244	$244	$245	$61	$59	$52	$45	$48	$46
Interest cost	371	338	319	88	81	68	82	77	72
Expected return on plan assets	(416)	(399)	(391)	(112)	(97)	(81)	—	—	—
Amortization of prior service cost/(credit)	19	5	3	3	3	2	(13)	(13)	(13)
Amortization of net loss	55	136	164	19	30	29	7	18	21

	273	324	340	59	76	70	121	130	126
Settlement/curtailment loss	3	—	3	3	—	—	—	—	—
Special termination benefits	31	5	4	2	—	—	3	—	1

Total	$307	$329	$347	$64	$76	$70	$124	$130	$127

The estimated amounts to be amortized from accumulated other comprehensive loss into benefit expense in 2009 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$98	$10	$11
Prior service cost/(credit)	11	2	(17)

Total	$109	$12	$(6)

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	U.S.			International
Weighted average assumptions
Liability discount rate	6.2%	6.2%	5.8%	6.3%	5.8%	5.2%	6.2%	6.1%	5.8%
Expense discount rate	6.5%	5.8%	5.7%	5.6%	5.2%	5.1%	6.5%	5.8%	5.7%
Expected return on plan assets	7.8%	7.8%	7.8%	7.2%	7.3%	7.3%
Rate of salary increases	4.6%	4.7%	4.5%	3.9%	3.9%	3.9%

The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	2008	2007	2008	2007	2008	2007
	U.S.		International
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(5,411)	$(364)	$(49)	$(72)
Fair value of plan assets	$3,971	$—	$30	$13
Selected information for plans with benefit liability in excess of plan assets
Benefit liability	$(6,217)	$(707)	$(1,049)	$(384)	$(1,370)	$(1,354)
Fair value of plan assets	$3,974	$—	$916	$278

Of the total projected pension benefit liability at year-end 2008, $587 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments and Funding

Our estimated future benefit payments are as follows:

	2009	2010	2011	2012	2013	2014-18
Pension	$350	$335	$370	$400	$425	$2,645
Retiree medical(a)	$110	$115	$120	$125	$130	$580

(a)

Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $10 million for each of the years from 2009 through 2013 and approximately $70 million in total for 2014 through 2018.

These future benefits to beneficiaries include payments from both funded and unfunded pension plans.

In 2009, we will make pension contributions of up to $1.1 billion, with up to $1 billion being discretionary. Our net cash payments for retiree medical are estimated to be approximately $100 million in 2009.

Pension Assets

Our pension plan investment strategy includes the use of actively-managed securities and is reviewed annually based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve our long-term return expectations. We employ certain equity strategies which, in addition to investments in U.S. and international common and preferred stock, include investments in certain equity- and debt-based securities used collectively to generate returns in excess of certain equity-based indices. Debt based securities represent approximately 3% and 30% of our equity strategy portfolio as of year-end 2008 and 2007, respectively. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 8.9% from our equity strategies, and 6.3% from our fixed income strategies. Our target investment allocation is 60% for equity strategies and 40% for fixed income strategies. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations. Our actual pension plan asset allocations are as follows:

	Actual Allocation
Asset Category	2008	2007
Equity strategies	38%	61%
Fixed income strategies	61%	38%
Other, primarily cash	1%	1%

Total	100%	100%

The expected return on pension plan assets is based on our pension plan investment strategy, our expectations for long-term rates of return and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. To calculate the expected return on pension plan assets, we use a market-related valuation method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) for securities included in our equity strategies over a five-year period. This has the effect of reducing year-to-year volatility. For all other asset categories, the actual fair value is used for the market-related value of assets.

Pension assets include 5.5 million shares of PepsiCo common stock with a market value of $302 million in 2008, and 5.5 million shares with a market value of $401 million in 2007. Our investment policy limits the investment in PepsiCo stock at the time of investment to 10% of the fair value of plan assets.

Retiree Medical Cost Trend Rates

An average increase of 8.0% in the cost of covered retiree medical benefits is assumed for 2009. This average increase is then projected to decline gradually to 5% in 2014 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2008 service and interest cost components	$6	$(5)
2008 benefit liability	$33	$(29)

Savings Plan

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to help employees accumulate additional savings for retirement. We make matching contributions on a portion of eligible pay based on years of service. In 2008 and 2007, our matching contributions were $70 million and $62 million, respectively.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 8 — Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are PBG and PAS. Sales to PBG reflected approximately 8%, 9% and 10% of our total net revenue in 2008, 2007 and 2006, respectively.

The Pepsi Bottling Group

In addition to approximately 33% and 35% of PBG’s outstanding common stock that we owned at year-end 2008 and 2007, respectively, we owned 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary.

PBG’s summarized financial information is as follows:

	2008	2007	2006
Current assets	$3,141	$3,086
Noncurrent assets	9,841	10,029

Total assets	$12,982	$13,115

Current liabilities	$3,083	$2,215
Noncurrent liabilities	7,408	7,312
Minority interest	1,148	973

Total liabilities	$11,639	$10,500

Our investment	$1,457	$2,022

Net revenue	$13,796	$13,591	$12,730
Gross profit	$6,210	$6,221	$5,830
Operating profit	$649	$1,071	$1,017
Net income	$162	$532	$522

Our investment in PBG, which includes the related goodwill, was $536 million and $507 million higher than our ownership interest in their net assets at year-end 2008 and 2007, respectively. Based upon the quoted closing price of PBG shares at year-end 2008, the calculated market value of our shares in PBG exceeded our investment balance, excluding our investment in Bottling Group, LLC, by approximately $567 million.

Additionally, in 2007, we formed a joint venture with PBG, comprising our concentrate and PBG’s bottling businesses in Russia. PBG holds a 60% majority interest in the joint venture and consolidates the entity. We account for our interest of 40% under the equity method of accounting.

During 2008, together with PBG, we jointly acquired Russia’s leading branded juice company, Lebedyansky. Lebedyansky is owned 25% and 75% by PBG and us, respectively. See Note 14 for further information on this acquisition.

PepsiAmericas

At year-end 2008 and 2007, we owned approximately 43% and 44%, respectively, of the outstanding common stock of PAS.

PAS summarized financial information is as follows:

	2008	2007	2006
Current assets	$906	$922
Noncurrent assets	4,148	4,386

Total assets	$5,054	$5,308

Current liabilities	$1,048	$903
Noncurrent liabilities	2,175	2,274
Minority interest	307	273

Total liabilities	$3,530	$3,450

Our investment	$972	$1,118

Net revenue	$4,937	$4,480	$3,972
Gross profit	$1,982	$1,823	$1,608
Operating profit	$473	$436	$356
Net income	$226	$212	$158

Our investment in PAS, which includes the related goodwill, was $318 million and $303 million higher than our ownership interest in their net assets at year-end 2008 and 2007, respectively. Based upon the quoted closing price of PAS shares at year-end 2008, the calculated market value of our shares in PAS exceeded our investment balance by approximately $143 million.

Additionally, in 2007, we completed the joint purchase of Sandora, LLC, a juice company in the Ukraine, with PAS. PAS holds a 60% majority interest in the joint venture and consolidates the entity. We account for our interest of 40% under the equity method of accounting.

Related Party Transactions

Our significant related party transactions include our noncontrolled bottling affiliates. We sell concentrate to these affiliates, which they use in the production of CSDs and non-carbonated beverages. We also sell certain finished goods to these affiliates, and we receive royalties for the use of our trademarks for certain products. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “Our Customers” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2008	2007	2006
Net revenue	$4,919	$4,874	$4,837
Selling, general and administrative expenses	$131	$91	$87
Accounts and notes receivable	$153	$163
Accounts payable and other current liabilities	$104	$106

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

Note 9 — Debt Obligations and Commitments

	2008	2007
Short-term debt obligations
Current maturities of long-term debt	$273	$526
Commercial paper (0.7% and 4.3%)	846	361
Other borrowings (10.0% and 7.2%)	509	489
Amounts reclassified to long-term debt	(1,259)	(1,376)

	$369	$—

Long-term debt obligations
Short-term borrowings, reclassified	$1,259	$1,376
Notes due 2009-2026 (5.8% and 5.3%)	6,382	2,673
Zero coupon notes, $300 million due 2009-2012 (13.3%)	242	285
Other, due 2009-2016 (5.3% and 6.1%)	248	395

	8,131	4,729
Less: current maturities of long-term debt obligations	(273)	(526)

	$7,858	$4,203

The interest rates in the above table reflect weighted-average rates at year-end.

In the second quarter of 2008, we issued $1.75 billion of senior unsecured notes, maturing in 2018. We entered into an interest rate swap, maturing in 2018, to effectively convert the interest rate from a fixed rate of 5% to a variable rate based on LIBOR. The proceeds from the issuance of these notes were used for general corporate purposes, including the repayment of outstanding short-term indebtedness.

In the third quarter of 2008, we updated our U.S. $2.5 billion euro medium term note program following the expiration of the existing program. Under the program, we may issue unsecured notes under mutually agreed upon terms with the purchasers of the notes. Proceeds from any issuance of notes may be used for general corporate purposes, except as otherwise specified in the related prospectus. As of December 27, 2008, we had no outstanding notes under the program.

In the fourth quarter of 2008, we issued $2 billion of senior unsecured notes, bearing interest at 7.90% per year and maturing in 2018. We used the proceeds from the issuance of these notes for general corporate purposes, including the repayment of outstanding short-term indebtedness.

Additionally, in the fourth quarter of 2008, we entered into a new 364-day unsecured revolving credit agreement which enables us to borrow up to $1.8 billion, subject to customary terms and conditions, and expires in December 2009. This agreement replaced a $1 billion 364-day unsecured revolving credit agreement we entered into during the third quarter of 2008. Funds borrowed under this agreement may be used to repay outstanding commercial paper issued by us or our subsidiaries and for other general corporate purposes, including working capital, capital investments and acquisitions. This line of credit remained unused as of December 27, 2008.

This 364-day credit agreement is in addition to our $2 billion unsecured revolving credit agreement. Funds borrowed under this agreement may be used for general corporate purposes, including supporting our outstanding commercial paper issuances. This agreement expires in 2012. This line of credit remains unused as of December 27, 2008.

As of December 27, 2008, we have reclassified $1.3 billion of short-term debt to long-term based on our intent and ability to refinance on a long-term basis.

In addition, as of December 27, 2008, $844 million of our debt related to borrowings from various lines of credit that are maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are fully committed to the extent of our borrowings.

Interest Rate Swaps

In connection with the issuance of the $1.75 billion notes in the second quarter of 2008, we entered into an interest rate swap, maturing in 2018, to effectively convert the interest rate from a fixed rate of 5% to a variable rate based on LIBOR. In addition, in connection with the issuance of the $1 billion senior unsecured notes in the second quarter of 2007, we entered into an interest rate swap, maturing in 2012, to effectively convert the interest rate from a fixed rate of 5.15% to a variable rate based on LIBOR. The terms of the swaps match the terms of the debt they modify. The notional amounts of the interest rate swaps outstanding at December 27, 2008 and December 29, 2007 were $2.75 billion and $1 billion, respectively.

At December 27, 2008, approximately 58% of total debt, after the impact of the related interest rate swaps, was exposed to variable interest rates, compared to 56% at December 29, 2007. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2009	2010 – 2011	2012 – 2013	2014 and beyond
Long-term debt obligations(b)	$6,599	$—	$184	$2,198	$4,217
Interest on debt obligations(c)	2,647	388	605	522	1,132
Operating leases	1,088	262	359	199	268
Purchasing commitments	3,273	1,441	1,325	431	76
Marketing commitments	975	252	462	119	142
Other commitments	46	46	—	—	—

	$14,628	$2,389	$2,935	$3,469	$5,835

(a)

Reflects non-cancelable commitments as of December 27, 2008 based on year-end foreign exchange rates and excludes any reserves for income taxes under FIN 48 as we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes.

(b)

Excludes short-term obligations of $369 million and short-term borrowings reclassified as long-term debt of $1,259 million. Includes $197 million of principal and accrued interest related to our zero coupon notes.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 27, 2008.

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

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. However, at the time of the separation of our bottling operations from us various guarantees were necessary to facilitate the transactions. We have guaranteed an aggregate of $2.3 billion of Bottling Group, LLC’s long-term debt ($1.0 billion of which matures in 2012 and $1.3 billion of which matures in 2014). In the fourth quarter of 2008, we extended our guarantee of $1.3 billion of Bottling Group, LLC’s long-term debt in connection with the refinancing of a corresponding portion of the underlying debt. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. At December 27, 2008, we believe it is remote that these guarantees would require any cash payment. See Note 8 regarding contracts related to certain of our bottlers.

See “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our borrowings.

Note 10 — Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest risks are classified as operating activities. See “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our business risks.

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

We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in our income statement. We do not use derivative instruments for trading or speculative purposes. We perform a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. We consider this risk to be low, because we limit our exposure to individual, strong creditworthy counterparties and generally settle on a net basis.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. However, such commodity cash flow hedges have not had any significant ineffectiveness for all periods presented. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $64 million related to cash flow hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risks that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

In 2007, we expanded our commodity hedging program to include derivative contracts used to mitigate our exposure to price changes associated with our purchases of fruit. In addition, in 2008, we entered into additional contracts to further reduce our exposure to price fluctuations in our raw material and energy costs. The majority of these contracts do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are then subsequently reflected in divisional results.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $303 million at December 27, 2008 and $5 million at December 29, 2007. These contracts resulted in net unrealized losses of $117 million at December 27, 2008 and net unrealized gains of less than $1 million at December 29, 2007.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $626 million at December 27, 2008 and $105 million at December 29, 2007. These contracts resulted in net losses of $343 million in 2008 and net gains of $3 million in 2007.

Foreign Exchange

Our operations outside of the U.S. generate 48% of our net revenue, with Mexico, Canada and the United Kingdom comprising 19% of our net revenue. As a result, we are exposed to foreign currency risks. On occasion, we enter into hedges, primarily forward contracts with terms of no more than two years, to reduce the effect of foreign exchange rates. Ineffectiveness of these hedges has not been material.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Our 2008 and 2007 interest rate swaps were entered into concurrently with the issuance of the debt that they modified. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt.

Fair Value

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

	2008				2007
	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments – index funds(a)	$98	$98	$—	$—	$189
Available-for-sale securities(b)	41	41	—	—	74
Forward exchange contracts(c)	139	—	139	—	32
Commodity contracts – other(d)	—	—	—	—	10
Interest rate swaps(e)	372	—	372	—	36
Prepaid forward contracts(f)	41	—	41	—	74

Total assets at fair value	$691	$139	$552	$—	$415

Liabilities
Forward exchange contracts(c)	$56	$—	$56	$—	$61
Commodity contracts – futures(g)	115	115	—	—	—
Commodity contracts – other(d)	345	—	345	—	7
Cross currency interest rate swaps(h)	—	—	—	—	8
Deferred compensation(i)	447	99	348	—	564

Total liabilities at fair value	$963	$214	$749	$—	$640

The above items are included on our balance sheet under the captions noted or as indicated below. In addition, derivatives qualify for hedge accounting unless otherwise noted below.

(a)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(b)	Based on the price of common stock.

(c)

Based on observable market transactions of spot and forward rates. The 2008 asset includes $27 million related to derivatives that do not qualify for hedge accounting and the 2008 liability includes $55 million related to derivatives that do not qualify for hedge accounting. The 2007 asset includes $20 million related to derivatives that do not qualify for hedge accounting and the 2007 liability includes $5 million related to derivatives that do not qualify for hedge accounting.

(d)

Based on recently reported transactions in the marketplace, primarily swap arrangements. The 2008 liability includes $292 million related to derivatives that do not qualify for hedge accounting. Our commodity contracts in 2007 did not qualify for hedge accounting.

(e)	Based on the LIBOR index.

(f)	Based primarily on the price of our common stock.

(g)	Based on average prices on futures exchanges. The 2008 liability includes $51 million related to derivatives that do not qualify for hedge accounting.

(h)	Based on observable local benchmarks for currency and interest rates. Our cross currency interest rate swaps matured in 2008.

(i)	Based on the fair value of investments corresponding to employees’ investment elections.

Derivative instruments are recognized on our balance sheet in current assets, current liabilities, other assets or other liabilities at fair value. The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to the short term maturity. Short-term investments consist principally of short-term time deposits and index funds of $98 million at December 27, 2008 and $189 million at December 29, 2007 used to manage a portion of market risk arising from our deferred compensation liability.

Under SFAS 157, the fair value of our debt obligations as of December 27, 2008 was $8.8 billion, based upon prices of similar instruments in the market place. The fair value of our debt obligations as of December 29, 2007 was $4.4 billion.

The table above excludes guarantees, including our guarantee aggregating $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $117 million at December 27, 2008 and $35 million at December 29, 2007 based on our estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 — Net Income per Common Share

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 9.8 million shares in 2008, 2.7 million shares in 2007 and 0.1 million shares in 2006 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $67.59 in 2008, $65.18 in 2007 and $65.24 in 2006.

The computations of basic and diluted net income per common share are as follows:

	2008		2007		2006
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income	$5,142		$5,658		$5,642
Preferred shares:
Dividends	(2)		(2)		(2)
Redemption premium	(6)		(10)		(9)

Net income available for common shareholders	$5,134	1,573	$5,646	1,621	$5,631	1,649

Basic net income per common share	$3.26		$3.48		$3.42

Net income available for common shareholders	$5,134	1,573	$5,646	1,621	$5,631	1,649
Dilutive securities:
Stock options and RSUs	—	27	—	35	—	36
ESOP convertible preferred stock	8	2	12	2	11	2

Diluted	$5,142	1,602	$5,658	1,658	$5,642	1,687

Diluted net income per common share	$3.21		$3.41		$3.34

(a)	Weighted-average common shares outstanding.

Note 12 — Preferred Stock

As of December 27, 2008 and December 29, 2007, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued only for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2008 and 2007, there were 803,953 preferred shares issued and 266,253 and 287,553 shares outstanding, respectively. The outstanding preferred shares had a fair value of $72 million as of December 27, 2008 and $108 million as of December 29, 2007. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. Quaker made the final award to its ESOP plan in June 2001.

	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.5	$132	0.5	$120	0.5	$110
Redemptions	—	6	—	12	—	10

Balance, end of year	0.5	$138	0.5	$132	0.5	$120

Note 13 — Accumulated Other Comprehensive Loss

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive (loss)/income was $(3,793) million in 2008, $1,294 million in 2007 and $456 million in 2006. The accumulated balances for each component of other comprehensive loss were as follows:

	2008	2007	2006
Currency translation adjustment	$(2,271)	$213	$(506)
Cash flow hedges, net of tax(a)	(14)	(35)	4
Unamortized pension and retiree medical, net of tax(b)	(2,435)	(1,183)	(1,782)
Unrealized gain on securities, net of tax	28	49	40
Other	(2)	4	(2)

Accumulated other comprehensive loss	$(4,694)	$(952)	$(2,246)

(a)	Includes $17 million after-tax loss in 2008 and $3 million after-tax gain in 2007 and 2006 for our share of our equity investees’ accumulated derivative activity.

(b)

Net of taxes of $1,288 million in 2008, $645 million in 2007 and $919 million in 2006. Includes $51 million decrease to the opening balance of accumulated other comprehensive loss in 2008 due to the change in measurement date. See Note 7.

Note 14 — Supplemental Financial Information

	2008	2007	2006
Accounts receivable
Trade receivables	$3,784	$3,670
Other receivables	969	788

	4,753	4,458

Allowance, beginning of year	69	64	$75
Net amounts charged to expense	21	5	10
Deductions (a)	(16)	(7)	(27)
Other (b)	(4)	7	6

Allowance, end of year	70	69	$64

Net receivables	$4,683	$4,389

Inventories (c)
Raw materials	$1,228	$1,056
Work-in-process	169	157
Finished goods	1,125	1,077

	$2,522	$2,290

(a)    Includes accounts written off.

(b)    Includes currency translation effects and other adjustments.

(c)    Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 14% in 2008 and 2007 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

	2008	2007
Other assets
Noncurrent notes and accounts receivable	$115	$121
Deferred marketplace spending	219	205
Unallocated purchase price for recent acquisitions	1,594	451
Pension plans	28	635
Other	702	270

	$2,658	$1,682

Accounts payable and other current liabilities
Accounts payable	$2,846	$2,562
Accrued marketplace spending	1,574	1,607
Accrued compensation and benefits	1,269	1,287
Dividends payable	660	602
Other current liabilities	1,924	1,544

	$8,273	$7,602

	2008	2007	2006
Other supplemental information
Rent expense	$357	$303	$291
Interest paid	$359	$251	$215
Income taxes paid, net of refunds	$1,477	$1,731	$2,155
Acquisitions(a)
Fair value of assets acquired	$2,907	$1,611	$678
Cash paid and debt issued	(1,925)	(1,320)	(522)

Liabilities assumed	$982	$291	$156

(a)

During 2008, together with PBG, we jointly acquired Lebedyansky, for a total purchase price of $1.8 billion. Lebedyansky is owned 25% and 75% by PBG and us, respectively. The unallocated purchase price is included in other assets on our balance sheet and Lebedyansky’s financial results subsequent to the acquisition are reflected in our income statement.

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

We are committed to providing timely, accurate and understandable information to investors. Our commitment encompasses the following:

Maintaining strong controls over financial reporting. Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in their report titled Internal Control – Integrated Framework. The system is designed to provide reasonable assurance that transactions are executed as authorized and accurately recorded; that assets are safeguarded; and that accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with accounting principles generally accepted in the U.S. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods. We monitor these internal controls through self-assessments and an ongoing program of internal audits. Our internal controls are reinforced through our Worldwide Code of Conduct, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law.

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

Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our General Auditor, and with our General Counsel. We also have a compliance team to coordinate our compliance policies and practices.

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

/S/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 27, 2008 and December 29, 2007, and the related Consolidated Statements of Income, Cash Flows, and Common Shareholders’ Equity for each of the fiscal years in the three-year period ended December 27, 2008. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP
New York, New York
February 19, 2009

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2008	$8,333	$10,945	$11,244	$12,729
2007	$7,350	$9,607	$10,171	$12,346
Gross profit
2008	$4,499	$5,867	$5,976	$6,558
2007	$4,065	$5,265	$5,544	$6,562
Restructuring and impairment charges (a)
2008	—	—	—	$543
2007	—	—	—	$102
Tax benefits (b)
2007	—	—	$(115)	$(14)
Mark-to-market net impact (c)
2008	$(4)	$61	$(176)	$(227)
2007	$17	$13	$(29)	$18
PepsiCo portion of PBG restructuring and impairment charge (d)
2008	—	—	—	$(138)
Net income
2008	$1,148	$1,699	$1,576	$719
2007	$1,096	$1,557	$1,743	$1,262
Net income per common share – basic
2008	$0.72	$1.07	$1.01	$0.46
2007	$0.67	$0.96	$1.08	$0.78
Net income per common share – diluted
2008	$0.70	$1.05	$0.99	$0.46
2007	$0.65	$0.94	$1.06	$0.77
Cash dividends declared per common share
2008	$0.375	$0.425	$0.425	$0.425
2007	$0.30	$0.375	$0.375	$0.375
2008 stock price per share (e)
High	$79.79	$72.35	$70.83	$75.25
Low	$66.30	$64.69	$63.28	$49.74
Close	$71.19	$67.54	$68.92	$54.56
2007 stock price per share (e)
High	$65.54	$69.64	$70.25	$79.00
Low	$61.89	$62.57	$64.25	$68.02
Close	$64.09	$66.68	$67.98	$77.03

2008 results reflect our change in reporting calendars of Spain and Portugal.

(a)

The restructuring and impairment charge in 2008 was $543 million ($408 million after-tax or $0.25 per share). The restructuring and impairment charge in 2007 was $102 million ($70 million after-tax or $0.04 per share). See Note 3.

(b)	The non-cash tax benefits in 2007 of $129 million ($0.08 per share) relate to the favorable resolution of certain foreign tax matters. See Note 5.

(c)

In 2008, we recognized $346 million ($223 million after-tax or $0.14 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In 2007, we recognized $19 million ($12 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

(d)	In 2008, we recognized a non-cash charge of $138 million ($114 million after-tax or $0.07 per share) included in bottling equity income as part of recording our share of PBG’s financial results.

(e)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five–Year Summary

(unaudited)

	2008	2007	2006
Net revenue	$43,251	$39,474	$35,137
Net income	$5,142	$5,658	$5,642
Income per common share – basic	$3.26	$3.48	$3.42
Income per common share – diluted	$3.21	$3.41	$3.34
Cash dividends declared per common share	$1.65	$1.425	$1.16
Total assets	$35,994	$34,628	$29,930
Long-term debt	$7,858	$4,203	$2,550
Return on invested capital(a)	25.5%	28.9%	30.4%

	2005	2004
Net revenue	$32,562	$29,261
Income from continuing operations	$4,078	$4,174
Net income	$4,078	$4,212
Income per common share – basic, continuing operations	$2.43	$2.45
Income per common share – diluted, continuing operations	$2.39	$2.41
Cash dividends declared per common share	$1.01	$0.85
Total assets	$31,727	$27,987
Long-term debt	$2,313	$2,397
Return on invested capital(a)	22.7%	27.4%

(a)

Return on invested capital is defined as adjusted net income divided by the sum of average shareholders’ equity and average total debt. Adjusted net income is defined as net income plus net interest expense after-tax. Net interest expense after-tax was $184 million in 2008, $63 million in 2007, $72 million in 2006, $62 million in 2005 and $60 million in 2004.

•	Includes restructuring and impairment charges of:

	2008	2007	2006	2005	2004
Pre-tax	$543	$102	$67	$83	$150
After-tax	$408	$70	$43	$55	$96
Per share	$0.25	$0.04	$0.03	$0.03	$0.06
• Includes mark-to-market net expense (income) of:

	2008	2007	2006
Pre-tax	$346	$(19)	$18
After-tax	$223	$(12)	$12
Per share	$0.14	$(0.01)	$0.01

•	In 2008, we recognized $138 million ($114 million after-tax or $0.07 per share) of our share of PBG’s restructuring and impairment charges.

•

In 2007, we recognized $129 million ($0.08 per share) of non-cash tax benefits related to the favorable resolution of certain foreign tax matters. In 2006, we recognized non-cash tax benefits of $602 million ($0.36 per share) primarily in connection with the IRS’s examination of our consolidated income tax returns for the years 1998 through 2002. In 2005, we recorded income tax expense of $460 million ($0.27 per share) related to our repatriation of earnings in connection with the American Job Creation Act of 2004. In 2004, we reached agreement with the IRS for an open issue related to our discontinued restaurant operations which resulted in a tax benefit of $38 million ($0.02 per share).

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

GLOSSARY

Acquisitions: reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries. The impact of acquisitions related to our non-consolidated equity investees is reflected in our volume and, excluding our anchor bottlers, in our operating profit.

Anchor bottlers: The Pepsi Bottling Group (PBG), PepsiAmericas (PAS) and Pepsi Bottling Ventures (PBV).

Bottlers: customers to whom we have granted exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographical area.

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

Mark-to-market net gain or loss or impact: the change in market value for commodity contracts, that we purchase to mitigate the volatility in costs of energy and raw materials that we consume. The market value is determined based on average prices on national exchanges and recently reported transactions in the market place.

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

Translation adjustment: the impact of converting our foreign affiliates’ financial statements into U.S. dollars for the purpose of consolidating our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.”

Item 8. Financial Statements and Supplementary Data

See “Item 15. Exhibits and Financial Statement Schedules.”

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 27, 2008.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2008, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Our business and affairs are overseen by our Board of Directors pursuant to the North Carolina Business Corporation Act and our By-Laws. The Board of Directors has three separately designated standing committees: Audit, Compensation and Nominating and Corporate Governance. The charters of these committees are available free of charge on our website at http://www.pepsico.com. The names of each of our Audit Committee members are contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and is incorporated herein by reference. Information on our Audit Committee and Audit Committee financial expertise and financial literacy is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “The Audit Committee” and “Financial Expertise and Financial Literacy” and is incorporated herein by reference. The names of each of our Nominating and Corporate Governance Committee members are contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Nominating and Corporate Governance Committee and director nomination process can be found in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “The Nominating and Corporate Governance Committee” and “Director Nomination Process” and is incorporated herein by reference.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers and Compensation Committee interlocks is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “2008 Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” respectively, and is incorporated herein by reference.

The names of each of our Compensation Committee members are contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Compensation Committee can be found under the caption “The Compensation Committee” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons. Information with respect to transactions with related persons, if any, is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Review, Approval or Ratification of Transactions with Related Persons. Information with respect to the review, approval or ratification of transactions with related persons is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Promoters and Certain Control Persons. Not applicable.

Director Independence. The name of each director that is independent is contained under the caption “Director Independence” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information on our Audit Committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Consolidated Statement of Cash Flows – Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Consolidated Balance Sheet – December 27, 2008 and December 29, 2007.

Consolidated Statement of Common Shareholders’ Equity – Fiscal years ended December 27,

2008, December 29, 2007 and December 30, 2006.

Notes to Consolidated Financial Statements, and

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

Dated: February 19, 2009

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Indra K. Nooyi	Chairman of the Board of Directors and Chief	February 19, 2009
Indra K. Nooyi	Executive Officer

/s/ Richard Goodman	Chief Financial Officer	February 19, 2009
Richard Goodman

/s/ Peter A. Bridgman	Senior Vice President and Controller	February 19, 2009
Peter A. Bridgman	(Principal Accounting Officer)

/s/ Ian M. Cook	Director	February 19, 2009
Ian M. Cook

/s/ Dina Dublon	Director	February 19, 2009
Dina Dublon

/s/ Victor J. Dzau	Director	February 19, 2009
Victor J. Dzau, M.D.

/s/ Ray L. Hunt	Director	February 19, 2009
Ray L. Hunt

/s/ Alberto Ibargüen	Director	February 19, 2009
Alberto Ibargüen

/s/ Arthur C. Martinez	Director	February 19, 2009
Arthur C. Martinez

/s/ Sharon Percy Rockefeller	Director	February 19, 2009
Sharon Percy Rockefeller

/s/ James J. Schiro	Director	February 19, 2009
James J. Schiro

/s/ Lloyd G. Trotter	Director	February 19, 2009
Lloyd G. Trotter

/s/ Daniel Vasella	Director	February 19, 2009
Daniel Vasella

/s/ Michael D. White	Director	February 19, 2009
Michael D. White

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

4.2

Amended and Restated Agency Agreement dated August 5, 2008 by and among PepsiCo, The Bank of New York Mellon and The Bank of New York (Luxembourg) S.A., which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated as of August 5, 2008.

4.3	Amended and Restated Deed of Covenant dated August 5, 2008 made by PepsiCo, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated as of August 5, 2008.

4.4

Indenture dated May 21, 2007 between PepsiCo, Inc. and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007.

4.5	Form of 5.15% Senior Note due 2012, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007.

4.6	Form of 4.65% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated December 3, 2007.

4.7	Form of 5.00% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 21, 2008.

4.8	Form of 7.90% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

4.9

Indenture dated as of October 24, 2008 among PepsiCo, Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

4.10	Form of PepsiCo Guarantee of 6.95% Senior Note due 2014 of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

10.1

PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated effective October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.*

10.2

PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective July 1, 1997, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.3

PepsiCo Pension Equalization Plan, restated effective August 29, 1997, which is incorporated herein by reference to Exhibit 10.9 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.*

10.4

PepsiCo SharePower Stock Option Plan, as amended and restated effective August 3, 2001, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.5

PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated effective August 2, 2001), which is incorporated herein by reference to Exhibit 10.14 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.6	The Quaker Long-Term Incentive Plan of 1990, which is incorporated herein by reference to Exhibit 10.16 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.7	The Quaker Long-Term Incentive Plan of 1999, which is incorporated herein by reference to Exhibit 10.17 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.8

PepsiCo, Inc. 2003 Long-Term Incentive Plan, as amended and restated effective September 12, 2008, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.9	PepsiCo, Inc. 2004 Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit D to PepsiCo’s Proxy Statement for its 2004 Annual Meeting of Shareholders.*

10.10	Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.11	Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.12

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

10.14	Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.15	Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.16

Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.17

Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.18	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.19	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.20	Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.21	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.22	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.23

PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.24

PepsiCo Director Deferral Program, effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.25

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plans, the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1987 Incentive Plan effective as of December 31, 2005, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.26

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the Quaker Long-Term Incentive Plan of 1999, the Quaker Long-Term Incentive Plan of 1990 and the PepsiCo, Inc. Director Stock Plan, effective as of November 17, 2006, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.27

Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.28

US $1,500,000,000 Five Year Credit Agreement, dated as of May 22, 2006, which is incorporated herein by reference to Exhibit 10.1 of PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 17, 2006.

10.29	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.30	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.31

Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.32	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.33	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.34	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.35

Letter Agreement effective May 2, 2007 extending Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, to May 22, 2012, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 16, 2007.

10.36

Amendment effective August 1, 2007 to Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of August 2, 2007.

10.37

PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated effective September 12, 2008, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.38

Agreement between PepsiCo, Inc. and Dawn E. Hudson, executed November 2, 2007, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated November 2, 2007.*

10.39	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

10.40	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

10.41	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.42	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.43	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.44	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.45	Form of Restricted Stock Unit Retention Award Agreement which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.46	PepsiCo Pension Equalization Plan (Plan Document for the 409A Plan), amended and restated effective January 1, 2005.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24

Power of Attorney executed by Indra K. Nooyi, Richard Goodman, Peter A. Bridgman, Ian M. Cook, Dina Dublon, Victor J. Dzau, M.D., Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Michael D. White.

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