Form 10-Q
period 2009-03-21
PEPSICO INC
filed 2009-04-22
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 21, 2009 (12 weeks)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES X   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO X

Number of shares of Common Stock outstanding as of April 17, 2009: 1,556,790,893

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/21/09	3/22/08
Net Revenue	$8,263	$8,333

Cost of sales	3,744	3,834
Selling, general and administrative expenses	2,921	2,930
Amortization of intangible assets	10	12

Operating Profit	1,588	1,557

Bottling equity income	25	70
Interest expense	(98)	(58)
Interest income	–	1

Income before income taxes	1,515	1,570

Provision for income taxes	374	418

Net income	1,141	1,152

Less: Net income attributable to noncontrolling interests	6	4

Net Income Attributable to PepsiCo	$1,135	$1,148

Net Income Attributable to PepsiCo per Common Share
Basic	$0.73	$0.72
Diluted	$0.72	$0.70

Cash Dividends Declared Per Common Share	$0.425	$0.375

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/21/09	3/22/08
Operating Activities
Net income	$1,141	$1,152
Depreciation and amortization	314	303
Stock-based compensation expense	54	72
Restructuring and impairment charges	25	–
Cash payments for restructuring charges	(124)	(18)
Excess tax benefits from share-based payment arrangements	(7)	(53)
Pension and retiree medical plan contributions	(1,042)	(38)
Pension and retiree medical plan expenses	96	104
Bottling equity income, net of dividends	(6)	(52)
Deferred income taxes and other tax charges and credits	(2)	122
Change in accounts and notes receivable	(114)	(353)
Change in inventories	(139)	(175)
Change in prepaid expenses and other current assets	(203)	(335)
Change in accounts payable and other current liabilities	(413)	(308)
Change in income taxes payable	223	151
Other, net	(69)	(52)

Net Cash (Used for)/Provided by Operating Activities	(266)	520

Investing Activities
Capital spending	(298)	(309)
Sales of property, plant and equipment	8	53
Acquisitions	(27)	(146)
Cash proceeds from sale of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) stock	–	80
Short-term investments, by original maturity
More than three months – purchases	(23)	–
More than three months – maturities	18	1
Three months or less, net	12	557

Net Cash (Used for)/Provided by Investing Activities	(310)	236

Financing Activities
Proceeds from issuances of long-term debt	1,044	–
Payments of long-term debt	(39)	(254)
Short-term borrowings, by original maturity
More than three months – proceeds	12	48
More than three months – payments	(45)	(49)
Three months or less, net	362	1,979
Cash dividends paid	(669)	(610)
Share repurchases – common	–	(1,460)
Share repurchases – preferred	(1)	(1)
Proceeds from exercises of stock options	91	223
Excess tax benefits from share-based payment arrangements	7	53

Net Cash Provided by/(Used for) Financing Activities	762	(71)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(62)	9

Net Increase in Cash and Cash Equivalents	124	694
Cash and Cash Equivalents – Beginning of year	2,064	910

Cash and Cash Equivalents – End of period	$2,188	$1,604

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	3/21/09	12/27/08
Assets
Current Assets
Cash and cash equivalents	$2,188	$2,064

Short-term investments	199	213

Accounts and notes receivable, less allowance: 3/09 – $69, 12/08 – $70	4,601	4,683

Inventories
Raw materials	1,250	1,228
Work-in-process	232	169
Finished goods	1,098	1,125

	2,580	2,522

Prepaid expenses and other current assets	1,291	1,324

Total Current Assets	10,859	10,806

Property, Plant and Equipment	22,174	22,552
Accumulated Depreciation	(10,868)	(10,889)

	11,306	11,663

Amortizable Intangible Assets, net	721	732

Goodwill	4,988	5,124
Other Nonamortizable Intangible Assets	1,071	1,128

Nonamortizable Intangible Assets	6,059	6,252

Investments in Noncontrolled Affiliates	3,782	3,883
Other Assets	2,293	2,658

Total Assets	$35,020	$35,994

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	3/21/09	12/27/08
Liabilities and Equity
Current Liabilities
Short-term obligations	$255	$369
Accounts payable and other current liabilities	7,556	8,273
Income taxes payable	180	145

Total Current Liabilities	7,991	8,787

Long-term Debt Obligations	9,241	7,858

Other Liabilities	5,475	6,541

Deferred Income Taxes	234	226

Total Liabilities	22,941	23,412

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(139)	(138)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 3/09 and 12/08 – 1,782 shares	30	30
Capital in excess of par value	233	351
Retained earnings	31,109	30,638
Accumulated other comprehensive loss	(5,698)	(4,694)

Less: repurchased common stock, at cost:
3/09 – 226 shares, 12/08 – 229 shares	(13,892)	(14,122)

Total PepsiCo Common Shareholders’ Equity	11,782	12,203

Noncontrolling interests	395	476

Total Equity	12,079	12,582

Total Liabilities and Equity	$35,020	$35,994

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	12 Weeks Ended
	3/21/09		3/22/08
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	0.5	(138)	0.5	(132)
Redemptions	–	(1)	–	(1)

Balance, end of period	0.5	(139)	0.5	(133)

Common Stock	1,782	30	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		351		450
Stock-based compensation expense		54		72
Stock option exercises/RSUs converted(a)		(141)		(144)
Withholding tax on RSUs converted		(31)		(42)

Balance, end of period		233		336

Retained Earnings
Balance, beginning of year		30,638		28,184
SFAS 158 measurement date change				(89)

Adjusted balance, beginning of year				28,095
Net income attributable to PepsiCo		1,135		1,148
Cash dividends declared – common		(662)		(598)
Cash dividends declared – preferred		(1)		–
Cash dividends declared – RSUs		(1)		(3)

Balance, end of period		31,109		28,642

Accumulated Other Comprehensive Loss
Balance, beginning of year		(4,694)		(952)
SFAS 158 measurement date change				51

Adjusted balance, beginning of year				(901)
Currency translation adjustment		(1,018)		154
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(9)		12
Reclassification of derivative losses to net income		3		6
Reclassification of pension and retiree medical losses to net income, net of tax		25		20
Unrealized losses on securities, net of tax		(5)		(2)

Balance, end of period		(5,698)		(711)

Repurchased Common Stock
Balance, beginning of year	(229)	(14,122)	(177)	(10,387)
Share repurchases	–	–	(21)	(1,519)
Stock option exercises	2	147	5	325
Other, primarily RSUs converted	1	83	1	90

Balance, end of period	(226)	(13,892)	(192)	(11,491)

Total Common Shareholders’ Equity		11,782		16,806

Noncontrolling Interests
Balance, beginning of year		476		62
Net income attributable to noncontrolling interests		6		4
Currency translation adjustment		(87)		1

Balance, end of period		395		67

Total Equity		$12,079		$16,781

(a)	Includes total tax (shortfall)/benefit of ($1) million in 2009 and $42 million in 2008.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/21/09	3/22/08
Net Income	$1,141	$1,152
Other Comprehensive (Loss)/Income
Currency translation adjustment	(1,105)	155
Reclassification of pension and retiree medical losses to net income, net of tax	25	20
Cash flow hedges, net of tax:
Net derivative (losses)/gains	(9)	12
Reclassification of derivative losses to net income	3	6
Unrealized losses on securities, net of tax	(5)	(2)

	(1,091)	191

Comprehensive Income	50	1,343
Comprehensive loss/(income) attributable to noncontrolling interests	81	(5)

Comprehensive Income Attributable to PepsiCo	$131	$1,338

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of March 21, 2009, and the Condensed Consolidated Statements of Income, Cash Flows, Equity and Comprehensive Income for the 12 weeks ended March 21, 2009 and March 22, 2008 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and in our Current Report on Form 8-K dated March 24, 2009, with the exception of the impact of our adoption in the first quarter of 2009 of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). See Recent Accounting Pronouncements for further information on our adoption of SFAS 160. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the year.

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

Our share of equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. There were no sales of PBG or PAS stock in the 12 weeks ended March 21, 2009. Bottling equity income includes pre-tax gains on our sales of PBG and PAS stock of $46 million in the 12 weeks ended March 22, 2008. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.

The following information is unaudited. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and our Current Report on Form 8-K dated March 24, 2009 in which we revised historical segment information on a basis consistent with our current segment reporting structure.

Our Divisions

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/21/09	3/22/08	3/21/09	3/22/08
FLNA	$3,000	$2,730	$697	$633
QFNA	485	495	175	166
LAF	867	971	164	167
PAB	2,088	2,360	425	504
Europe	947	984	98	119
AMEA	876	793	136	126

Total division	8,263	8,333	1,695	1,715
Corporate – net impact of mark-to-market on commodity hedges	–	–	62	(4)
Corporate – other	–	–	(169)	(154)

	$8,263	$8,333	$1,588	$1,557

	Total Assets
	3/21/09	12/27/08
FLNA	$6,247	$6,284
QFNA	979	1,035
LAF	2,932	3,023
PAB	8,055	7,673
Europe	8,334	8,840
AMEA	3,804	3,756

Total division	30,351	30,611
Corporate	2,160	2,729
Investments in bottling affiliates	2,509	2,654

	$35,020	$35,994

Intangible Assets

	3/21/09	12/27/08
Amortizable intangible assets, net
Brands	$1,381	$1,411
Other identifiable intangibles	371	360

	1,752	1,771
Accumulated amortization	(1,031)	(1,039)

	$721	$732

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/27/08	Translation and Other	Balance 3/21/09
FLNA
Goodwill	$277	$(2)	$275

QFNA
Goodwill	175	–	175

LAF
Goodwill	424	(12)	412
Brands	127	(6)	121

	551	(18)	533

PAB
Goodwill	2,355	–	2,355
Brands	59	–	59

	2,414	–	2,414

Europe
Goodwill	1,469	(93)	1,376
Brands	844	(44)	800

	2,313	(137)	2,176

AMEA
Goodwill	424	(29)	395
Brands	98	(7)	91

	522	(36)	486

Total goodwill	5,124	(136)	4,988
Total brands	1,128	(57)	1,071

	$6,252	$(193)	$6,059

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $54 million in 2009 and $72 million in 2008. For the 12 weeks ended March 21, 2009, we granted 15 million stock options and 3 million restricted stock units (RSU) at a weighted-average grant price of $53.00, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/21/09	3/22/08
Expected life	6 yrs.	6 yrs.
Risk free interest rate	2.8%	2.9%
Expected volatility(a)	17%	16%
Expected dividend yield	3.0%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/21/09	3/22/08	3/21/09	3/22/08	3/21/09	3/22/08
	U.S.		International
Service cost	$55	$57	$8	$12	$10	$10
Interest cost	86	86	14	17	19	19
Expected return on plan assets	(107)	(96)	(18)	(22)	–	–
Amortization of prior service cost/(benefit)	3	4	1	1	(4)	(3)
Amortization of experience loss	25	13	1	4	3	2

Total expense	$62	$64	$6	$12	$28	$28

Net Income Attributable to PepsiCo Per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/21/09		3/22/08
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,135		$1,148
Preferred shares:
Redemption premium	(1)		(2)

Net income available for PepsiCo common shareholders	$1,134	1,555	$1,146	1,599

Basic net income attributable to PepsiCo per common share	$0.73		$0.72

Net income available for PepsiCo common shareholders	$1,134	1,555	$1,146	1,599
Dilutive securities:
Stock options and RSUs(b)	–	14	–	32
ESOP convertible preferred stock	1	1	2	1

Diluted	$1,135	1,570	$1,148	1,632

Diluted net income attributable to PepsiCo per common share	$0.72		$0.70

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 55.3 million shares in 2009 and 0.2 million shares in 2008 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $59.43 in 2009 and $74.00 in 2008.

Debt Obligations

In the first quarter of 2009, we issued $1.0 billion of senior unsecured notes, bearing interest at 3.75% per year and maturing in 2014. We used the proceeds from the issuance of these notes for general corporate purposes.

As of March 21, 2009, short-term obligations totaled $1.9 billion, of which $1.2 billion was comprised of commercial paper. We have reclassified $1.7 billion to long-term debt based on our intent and ability to refinance on a long-term basis.

Supplemental Cash Flow Information

	12 Weeks Ended
	3/21/09	3/22/08
Interest paid	$51	$50
Income taxes paid, net of refunds	$153	$147

Acquisitions:
Fair value of assets acquired	$34	$148
Cash paid and debt issued	(27)	(146)

Liabilities assumed	$7	$2

Restructuring and Impairment Charges

In the first quarter of 2009, we incurred a charge of $25 million ($19 million after-tax or $0.01 per share) in conjunction with our previously initiated Productivity for Growth program. The program includes actions in all divisions of the business that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. The charge was recorded in selling, general and administrative expenses. Substantially all cash payments related to this charge are expected to be paid by 2010.

A summary of the restructuring and impairment charge for the first quarter of 2009 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
FLNA	$–	$2	$2
QFNA	–	1	1
LAF	3	–	3
PAB	5	8	13
Europe	3	–	3
AMEA	3	–	3

	$14	$11	$25

Severance and other employee costs primarily reflect termination costs for approximately 370 employees.

A summary of our Productivity for Growth program activity is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 27, 2008	$134	$64	$198
2009 restructuring and impairment charge	14	11	25
Cash payments	(67)	(57)	(124)
Currency translation and other	(1)	27	26

Liability as of March 21, 2009	$80	$45	$125

Financial Instruments

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS 133 and their effect on financial position, financial performance and cash flows. We adopted the disclosure provisions of SFAS 161 in the first quarter of 2009.

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest risks are classified as operating activities. See Our Business Risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our business risks.

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in net income immediately.

We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in our income statement. We do not use derivative instruments for trading or speculative purposes.

We enter into arrangements with individual counterparties that we believe are creditworthy and generally settle on a net basis. In addition, we perform a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent quarterly assessment of our counterparty credit risk, we consider this risk to be low.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $56 million related to cash flow hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $259 million as of March 21, 2009 and $20 million as of March 22, 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $512 million as of March 21, 2009 and $52 million as of March 22, 2008.

Foreign Exchange

Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment.

We may enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.

Our foreign currency derivatives had a total face value of $1.0 billion as of March 21, 2009 and $1.5 billion as of March 22, 2008. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Our interest rate swaps are entered into concurrently with the issuance of the debt that they modified. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt.

The notional amounts of the interest rate swaps outstanding as of March 21, 2009 and March 22, 2008 were $2.75 billion and $1.0 billion, respectively.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 as of the beginning of our 2008 fiscal year as it relates to recurring financial assets and liabilities. As of the beginning of our 2009 fiscal year, we adopted SFAS 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. Our adoption of SFAS 157 did not have a material impact on our financial statements.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

	March 21, 2009
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$35	$35	$–	$–
Short-term investments – index funds(c)	$83	$83	$–	$–

Derivatives designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$88	$–	$88	–
Interest rate swaps(e)	306	–	306	–
Prepaid forward contracts(f)	38	–	38	–

	$432	$–	$432	$–

Derivatives not designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$1	$–	$1	$–

Total asset derivatives at fair value	$433	$–	$433	$–

Total assets at fair value	$551	$118	$433	$–

Liabilities(a)
Deferred compensation(g)	$428	$85	$343	$–

Derivatives designated as hedging instruments under SFAS 133:
Commodity contracts – futures(h)	$70	$70	$–	$–
Commodity contracts – other(i)	40	–	40	–

	$110	$70	$40	$–
Derivatives not designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$69	$–	$69	$–
Commodity contracts – futures(h)	42	42	–	–
Commodity contracts – other(i)	226	–	226	–

	$337	$42	$295	$–

Total liability derivatives at fair value	$447	$112	$335	$–

Total liabilities at fair value	$875	$197	$678	$–

(a)	Financial assets are classified on our balance sheet as other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet as other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on the LIBOR index.

(f)	Based primarily on the price of our common stock.

(g)	Based on the fair value of investments corresponding to employees’ investment elections.

(h)	Based on average prices on futures exchanges.

(i)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

The effective portion of the pre-tax losses/(gains) on our derivative instruments are categorized in the table below.

	March 21, 2009
	Losses/(Gains) Recognized in Income Statement	Losses Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a)	$40
Commodity contracts(a)	(62)
Interest rate swaps(b)	66
Prepaid forward contracts(a)	3

Total	$47

Cash Flow Hedges
Forward exchange contracts(c)		$–	$(22)
Commodity contracts(c)		21	26

Total		$21	$4

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to improve, simplify and converge internationally the accounting for business combinations. SFAS 141R continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. We adopted the provisions of SFAS 141R as of the beginning of our 2009 fiscal year and the adoption did not have a material impact on our financial statements. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters.

In December 2007, the FASB issued SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51 (ARB 51) to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. We adopted the accounting provisions of SFAS 160 on a prospective basis as of the beginning of our 2009 fiscal year. The adoption of SFAS 160 did not have a material impact on our financial statements. In addition, we adopted the presentation and disclosure requirements of SFAS 160 on a retrospective basis in the first quarter of 2009.

Proposed Acquisition of Common Stock of PBG and PAS

In April 2009, we announced proposals to acquire all of the outstanding shares of common stock that we do not already own of our two largest anchor bottlers, PBG and PAS, at a value of $29.50 per share for PBG and $23.27 per share for PAS. We currently own approximately 33% of the outstanding shares of common stock of PBG and approximately 43% of the outstanding shares of common stock of PAS. The offers consist of $14.75 in cash plus 0.283 shares of PepsiCo common stock for each share of common stock of PBG and $11.64 in cash plus 0.223 shares of PepsiCo common stock for each share of common stock of PAS. The offers to acquire shares of PBG and PAS are proposals and are conditioned upon board approval and are subject to the completion of definitive merger agreements and limited confirmatory due diligence. The proposals for both PBG and PAS are cross-conditional based on the successful completion of both transactions. The proposal to acquire PAS common stock is also conditioned upon the approval of a majority of the directors of PAS that are independent from us. We have indicated that we would not sell or otherwise dispose of our PBG or PAS shares in, or vote in favor of, alternative transactions.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, to improve, simplify and converge internationally the accounting for business combinations. SFAS 141R continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. We adopted the provisions of SFAS 141R as of the beginning of our 2009 fiscal year and the adoption did not have a material impact on our financial statements. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters.

In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. We adopted the accounting provisions of SFAS 160 on a prospective basis as of the beginning of our 2009 fiscal year. The adoption of SFAS 160 did not have a material impact on our financial statements. In addition, we adopted the presentation and disclosure requirements of SFAS 160 on a retrospective basis in the first quarter of 2009.

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

In the first quarter of 2009, our operations outside of the United States generated approximately 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended March 21, 2009, unfavorable foreign currency impacted net revenue performance by 7 percentage points, primarily due to depreciation of the Mexican peso, Canadian dollar, British pound and Brazilian real. In addition, we continue to use the official exchange rate to translate the financial statements of our snack and beverage businesses in Venezuela. In the first quarter of 2009, our operations in Venezuela generated approximately 1% of our net revenue. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. See Financial Instruments in the Notes to the Condensed Consolidated Financial Statements for further discussion of our derivative contracts, including their fair value as of March 21, 2009.

Cautionary statements included in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.4 to our Current Report on Form 8-K dated March 24, 2009 should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries. Additionally, “acquisitions” reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	12 Weeks Ended
	3/21/09	3/22/08
Operating profit
Mark-to-market net gains/(losses)	$62	$(4)
Restructuring and impairment charges	$(25)	$–
Net income attributable to PepsiCo
Mark-to-market net gains/(losses)	$40	$(3)
Restructuring and impairment charges	$(19)	$–
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains	$0.03	$–
Restructuring and impairment charges	$(0.01)	$–

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

In the first quarter of 2009, we recognized $62 million ($40 million after-tax or $0.03 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In the first quarter of 2008, we recognized $4 million ($3 million after-tax) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

In the first quarter of 2009, we incurred a charge of $25 million ($19 million after-tax or $0.01 per share) in conjunction with our previously initiated Productivity for Growth program. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. As previously announced, we expect the initiatives to be completed in the second quarter of 2009.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks, total servings decreased 1%, with both worldwide beverages and snacks decreasing 1%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to retailers and independent distributors. As disclosed in our Current Report on Form 8-K dated March 24, 2009, beginning in the first quarter of 2009, we report BCS volume for PepsiCo Beverages North America on a period basis, rather than on a monthly basis. We continue to report our international beverage volume on a monthly basis. Our first quarter includes beverage volume outside of North America for January and February. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/21/09	3/22/08	Change
Total net revenue	$8,263	$8,333	(1)%

Operating profit
FLNA	$697	$633	10%
QFNA	175	166	5%
LAF	164	167	(1)%
PAB	425	504	(16)%
Europe	98	119	(18)%
AMEA	136	126	8%
Corporate – net impact of mark-to-market on commodity hedges	62	(4)	n/m
Corporate – other	(169)	(154)	9%

Total operating profit	$1,588	$1,557	2%

Total operating profit margin	19.2%	18.7%	0.5

n/m represents year-over-year changes that are not meaningful

See Results of Operations – Division Review for a tabular presentation and discussion of key drivers of net revenue.

Total operating profit increased 2% and operating margin increased 0.5 percentage points. The net favorable mark-to-market impact of our commodity hedges contributed 4 percentage points to operating profit growth and was partially offset by nearly 2 percentage points from the restructuring and impairment charges related to our Productivity for Growth program. The net favorable impact of these items contributed 0.5 percentage points to the increase in operating margin. Effective net pricing positively contributed to operating profit growth and was partially offset by the impact of higher commodity costs and the volume declines. Unfavorable foreign currency reduced operating profit growth by 7 percentage points.

Other corporate unallocated expenses increased 9%, primarily reflecting increased foreign exchange transaction losses of $11 million over the prior year.

Other Consolidated Results

	12 Weeks Ended
	3/21/09	3/22/08	Change
Bottling equity income	$25	$70	(64)%
Interest expense, net	$(98)	$(57)	$(41)
Tax rate	24.7%	26.6%
Net income attributable to PepsiCo	$1,135	$1,148	(1)%
Net income attributable to PepsiCo per common share – diluted	$0.72	$0.70	3%

Bottling equity income decreased 64%, primarily reflecting pre-tax gains on our sales of PBG and PAS stock in the prior year.

Net interest expense increased $41 million, primarily reflecting higher average debt balances.

The tax rate decreased 1.9 percentage points compared to the prior year, primarily due to the favorable resolution of certain foreign tax matters.

Net income attributable to PepsiCo decreased 1% and net income attributable to PepsiCo per common share increased 3%. The favorable net mark-to-market impact of our commodity hedges was partially offset by the restructuring and impairment charges related to our Productivity for Growth program. These items affecting comparability positively contributed 2 percentage points to both the performance of net income attributable to PepsiCo and net income attributable to PepsiCo per common share. Net income attributable to PepsiCo per common share was also favorably impacted by share repurchases throughout the prior year.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. In addition, our operating profit and growth, excluding the impact of restructuring and impairment charges, are not measures defined by accounting principles generally accepted in the U.S. However, we believe investors should consider these measures as they are more indicative of our ongoing performance and with how management evaluates our operating results and trends. For additional information on our divisions and our restructuring and impairment charges, see Our Divisions and Restructuring and Impairment Charges in the Notes to the Condensed Consolidated Financial Statements.

Net Revenue

12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
March 21, 2009	$3,000	$485	$867	$2,088	$947	$876	$8,263
March 22, 2008	$2,730	$495	$971	$2,360	$984	$793	$8,333
% Impact of:
Volume(a)	(1)%	(1)%	(5.5)%	(6)%	(4)%	9%	(2)%
Effective net pricing(b)	13	1	16	(3)	7	6	7
Foreign exchange	(2)	(2)	(22)	(2)	(21)	(7)	(7)
Acquisitions	–	–	–	–	13	2.5	2

% Change(c)	10%	(2)%	(11)%	(12)%	(4)%	11%	(1)%

(a)

Excludes the impact of acquisitions. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		% Change
	3/21/09	3/22/08
Net revenue	$3,000	$2,730	10

Operating profit	$697	$633	10
Impact of restructuring and impairment charges	2	–

Operating profit, excluding restructuring and impairment charges	$699	$633	10

Net revenue grew 10% and pound volume declined almost 1%, primarily due to weight outs throughout 2008 to cover commodity cost inflation. Additionally, our 2008 Sabra joint venture contributed nearly 1 percentage point to volume growth. Foreign currency reduced net revenue growth by 2 percentage points.

Operating profit grew 10%, primarily reflecting the net revenue growth. Foreign currency reduced operating profit growth by 1 percentage point. Acquisitions had a nominal impact on operating profit growth. Restructuring and impairment charges related to our Productivity for Growth program also had a nominal impact on operating profit growth.

Quaker Foods North America

	12 Weeks Ended		% Change
	3/21/09	3/22/08
Net revenue	$485	$495	(2)

Operating profit	$175	$166	5
Impact of restructuring and impairment charges	1	–

Operating profit, excluding restructuring and impairment charges	$176	$166	6

Net revenue decreased 2% and volume declined 1%. The volume decline reflects a mid-single-digit decline in Oatmeal, partially offset by mid-single-digit growth in ready-to-eat cereals. The net revenue decline primarily reflects unfavorable foreign currency which contributed 2 percentage points to the decline. Favorable effective net pricing, driven primarily by price increases taken last year, was mostly offset by the volume decline.

Operating profit increased 5%, primarily reflecting final insurance settlement recoveries related to the Cedar Rapids flood in the prior year which contributed 10 percentage points to operating profit growth. Additionally, increased commodity costs negatively impacted operating profit performance. Foreign currency reduced operating profit growth by 1 percentage point. Operating profit growth was negatively impacted by less than $1 million, resulting from restructuring and impairment charges related to our Productivity for Growth program. Operating profit, excluding restructuring and impairment charges, grew 6%.

Latin America Foods

	12 Weeks Ended		% Change
	3/21/09	3/22/08
Net revenue	$867	$971	(11)

Operating profit	$164	$167	(1)
Impact of restructuring and impairment charges	3	–

Operating profit, excluding restructuring and impairment charges	$167	$167	1

Volume declined 5.5%, as a result of fewer trading days, a shift in the Easter holiday to the second quarter and pricing actions to cover commodity inflation. A high-single-digit decline at Sabritas in Mexico and a mid-single-digit decline at Gamesa in Mexico were partially offset by double-digit growth in Argentina.

Net revenue declined 11%, primarily reflecting an unfavorable foreign currency impact of 22 percentage points. Favorable effective net pricing was partially offset by the volume declines.

Operating profit declined 1%, driven by unfavorable foreign currency which negatively impacted results by 25 percentage points. Effective net pricing positively contributed to operating profit, partially offset by higher commodity costs and the volume decline. Operating profit growth was negatively impacted by 2 percentage points, resulting from restructuring and impairment charges related to our Productivity for Growth program. Operating profit, excluding restructuring and impairment charges, grew 1%.

PepsiCo Americas Beverages

	12 Weeks Ended		% Change
	3/21/09	3/22/08
Net revenue	$2,088	$2,360	(12)

Operating profit	$425	$504	(16)
Impact of restructuring and impairment charges	13	–

Operating profit, excluding restructuring and impairment charges	$438	$504	(13)

BCS volume declined 6%, partially attributable to the Easter holiday shift to the second quarter, as well as challenging overlaps from the successful launch of G2 and Gatorade Tiger in the prior year. An 8% decline in North America was partially offset by a 1.5% increase in Latin America.

In North America, non-carbonated beverage volume declined 14%, largely driven by double-digit declines in Gatorade sports drinks, and CSD volumes declined in the mid-single-digit range.

Net revenue declined 12%, primarily reflecting unfavorable mix, due to the migration from higher-priced non-carbonated beverages to CSDs, as well as the volume declines in North America. These declines were partially offset by the favorable impact of price increases taken on concentrate this year. Unfavorable foreign currency contributed over 2 percentage points to the net revenue decline.

Operating profit declined 16%, primarily reflecting the net revenue decline. Foreign currency contributed over 3 percentage points to the operating profit decline. Operating profit was also negatively impacted by 2.5 percentage points, resulting from restructuring and impairment charges related to our Productivity for Growth program. Operating profit, excluding restructuring and impairment charges, declined 13%.

Europe

	12 Weeks Ended		% Change
	3/21/09	3/22/08
Net revenue	$947	$984	(4)

Operating profit	$98	$119	(18)
Impact of restructuring and impairment charges	3	–

Operating profit, excluding restructuring and impairment charges	$101	$119	(16)

Snacks volume grew 1%, primarily reflecting our acquisition in the fourth quarter of 2008 of a snacks company in Serbia which contributed 3 percentage points to volume growth. Volume was negatively impacted by planned weight outs in response to higher input costs and two fewer trading days in key markets. Double-digit volume declines in Spain and Poland were mostly offset by mid-single-digit growth at Walkers in the United Kingdom and double-digit growth in Russia.

Beverage volume grew 7%, primarily reflecting our acquisition of Lebedyansky in Russia in the fourth quarter of 2008 which contributed 14 percentage points to volume growth. A high-single-digit increase in the United Kingdom and a low-single-digit increase in Germany were more than offset by double-digit declines in the Ukraine and Russia. CSDs experienced mid-single-digit declines and non-carbonated beverages grew at a double-digit rate.

Net revenue declined 4%, reflecting adverse foreign currency which contributed 21 percentage points to the decline, partially offset by acquisitions which positively contributed 13 percentage points to net revenue performance.

Operating profit declined 18%, reflecting adverse foreign currency which contributed 25 percentage points to the decline, partially offset by acquisitions which positively contributed 8 percentage points to operating profit performance. Favorable effective net pricing was offset by increased commodity costs and the volume declines. Operating profit performance was negatively impacted by 2 percentage points, resulting from restructuring and impairment charges related to our Productivity for Growth program. Operating profit, excluding restructuring and impairment charges, declined 16%.

Asia, Middle East & Africa

	12 Weeks Ended		% Change
	3/21/09	3/22/08
Net revenue	$876	$793	11

Operating profit	$136	$126	8
Impact of restructuring and impairment charges	3	–

Operating profit, excluding restructuring and impairment charges	$139	$126	11

Snacks volume grew 8%, reflecting double-digit growth in the Middle East, partially offset by a high-single-digit decline in South Africa. Additionally, India and China each grew at high-single-digit rates.

Beverage volume grew 10%, reflecting broad-based increases driven by double-digit growth in the Middle East and India. Additionally, China grew at a high-single-digit rate. Acquisitions had no impact to the beverage volume growth rate. CSDs grew at a high-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 11%, reflecting volume growth and favorable effective net pricing. Foreign currency reduced net revenue growth by 7 percentage points and acquisitions contributed 2.5 percentage points to the net revenue growth.

Operating profit grew 8%, primarily driven by the net revenue growth. The net impact of acquisitions and divestitures reduced operating profit growth by 5 percentage points and foreign currency reduced operating profit growth by 1 percentage point. Operating profit growth was negatively impacted by over 2 percentage points, resulting from restructuring and impairment charges related to our Productivity for Growth program. Operating profit, excluding restructuring and impairment charges, grew 11%.

Our Liquidity and Capital Resources

Global capital and credit markets, including the commercial paper markets, continue to experience considerable volatility. Despite this volatility, we continue to have sufficient access to the capital and credit markets. In addition, we have revolving credit facilities. We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we intend to use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. However, there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends from our snack and beverage operations in Venezuela outside of the country. As of the end of the first quarter, our operations in Venezuela comprised approximately 10% of our cash and cash equivalents balance.

Operating Activities

During the 12 weeks, net cash used for operating activities was $266 million, reflecting a $1.0 billion discretionary pension contribution to our U.S. pension plans and $124 million of restructuring payments related to our Productivity for Growth program. Net cash used for operating activities in the 12 weeks also benefited from favorable working capital comparisons to the prior year. Seasonality contributed to a use of cash in operating working capital accounts in both periods.

Investing Activities

During the 12 weeks, net cash used for investing activities was $310 million, primarily reflecting $298 million of capital spending. We expect to invest up to $2.1 billion in net capital spending in 2009, which excludes the potential impact of the proposed transactions with PBG and PAS.

Financing Activities

During the 12 weeks, net cash provided by financing activities was $762 million, primarily due to proceeds from issuances of long-term debt of $1.0 billion and net proceeds from short-term borrowings of $329 million. These increases were partially offset by dividend payments of $669 million to our shareholders.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value, and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our management operating cash flow.

	12 Weeks Ended
	3/21/09	3/22/08
Net cash provided by operating activities(a)	$(266)	$520
Capital spending	(298)	(309)
Sales of property, plant and equipment	8	53

Management operating cash flow	$(556)	$264

(a) Includes discretionary pension contribution of $1.0 billion in 2009 and restructuring payments of $124 million in 2009 and $18 million in 2008.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and “Our Business Risks” in our revised Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.4 to our Current Report on Form 8-K dated March 24, 2009 for certain factors that may impact our operating cash flows.

Debt Obligations

See Debt Obligations in the Notes to the Condensed Consolidated Financial Statements.

Proposed Acquisition of Common Stock of PBG and PAS

In April 2009, we announced proposals to acquire all of the outstanding shares of common stock that we do not already own of our two largest anchor bottlers, PBG and PAS, at a value of $29.50 per share for PBG and $23.27 per share for PAS. We currently own approximately 33% of the outstanding shares of common stock of PBG and approximately 43% of the outstanding shares of common stock of PAS. The offers consist of $14.75 in cash plus 0.283 shares of PepsiCo common stock for each share of common stock of PBG and $11.64 in cash plus 0.223 shares of PepsiCo common stock for each share of common stock of PAS. The offers to acquire shares of PBG and PAS are proposals and are conditioned upon board approval and are subject to the completion of definitive merger agreements and limited confirmatory due diligence. The proposals for both PBG and PAS are cross-conditional based on the successful completion of both transactions. The proposal to acquire PAS common stock is also conditioned upon the approval of a majority of the directors of PAS that are independent from us. We have indicated that we would not sell or otherwise dispose of our PBG or PAS shares in, or vote in favor of, alternative transactions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 21, 2009, the related Condensed Consolidated Statements of Income, Cash Flows, Equity and Comprehensive Income for the twelve weeks ended March 21, 2009 and March 22, 2008. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 2008, and the related Consolidated Statements of Income, Cash Flows, and Common Shareholders’ Equity for the fiscal year then ended not presented herein; and in our report dated February 19, 2009, except as to Notes 1, 3 and 4, which are as of March 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 27, 2008, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

As discussed in the notes to the condensed consolidated financial statements, PepsiCo, Inc. and subsidiaries adopted the provisions of FASB 160, “Noncontrolling Interests in Consolidated Financial Statements” as of December 28, 2008.

/s/ KPMG LLP

New York, New York

April 22, 2009

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Financial Instruments in the Notes to the Condensed Consolidated Financial Statements. In addition, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and “Our Business Risks” in our revised Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.4 to our Current Report on Form 8-K dated March 24, 2009.

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

During our first fiscal quarter of 2009, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2009, there were no common share repurchases under the $8.0 billion repurchase program authorized by our Board of Directors and publicly announced on May 2, 2007, and expiring on June 30, 2010. This authorization has approximately $6.4 billion remaining for repurchase.

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the first quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/27/08
12/28/08 – 1/24/09	–	–	N/A	N/A
1/25/09 – 2/21/09	–	–	N/A	N/A
2/22/09 – 3/21/09	4,500	$240.32	N/A	N/A

Total	4,500	$240.32	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 39.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)
Date:	April 22, 2009	/s/ Peter A. Bridgman
Peter A. Bridgman
Senior Vice President and
Controller
Date:	April 22, 2009	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 4.1	Form of 3.75% Senior Note due 2014, which is incorporated herein reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated February 27, 2009.

Exhibit 10	Form of Aircraft Time Sharing Agreement

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002