Form 10-Q
period 2009-06-13
PEPSICO INC
filed 2009-07-22
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 13, 2009 (24 weeks)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES X   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES        NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES     NO X

Number of shares of Common Stock outstanding as of July 17, 2009: 1,557,857,555

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM  1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/13/09	6/14/08	6/13/09	6/14/08
Net Revenue	$10,592	$10,945	$18,855	$19,278

Cost of sales	4,881	5,078	8,625	8,912
Selling, general and administrative expenses	3,507	3,658	6,428	6,588
Amortization of intangible assets	14	18	24	30

Operating Profit	2,190	2,191	3,778	3,748

Bottling equity income	119	168	144	238
Interest expense	(101)	(74)	(199)	(132)
Interest income	28	38	28	39

Income before income taxes	2,236	2,323	3,751	3,893

Provision for income taxes	568	618	942	1,036

Net income	1,668	1,705	2,809	2,857
Less: Net income attributable to noncontrolling interests	8	6	14	10

Net Income Attributable to PepsiCo	$1,660	$1,699	$2,795	$2,847

Net Income Attributable to PepsiCo per Common Share
Basic	$1.06	$1.07	$1.79	$1.79
Diluted	$1.06	$1.05	$1.78	$1.76

Cash Dividends Declared per Common Share	$0.45	$0.425	$0.875	$0.80

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/13/09	6/14/08
Operating Activities
Net income	$2,809	$2,857
Depreciation and amortization	685	678
Stock-based compensation expense	108	112
Restructuring and impairment charges	36	–
Cash payments for restructuring charges	(160)	(24)
Excess tax benefits from share-based payment arrangements	(8)	(65)
Pension and retiree medical plan contributions	(1,088)	(86)
Pension and retiree medical plan expenses	192	211
Bottling equity income, net of dividends	(101)	(196)
Deferred income taxes and other tax charges and credits	4	222
Change in accounts and notes receivable	(489)	(1,102)
Change in inventories	(384)	(602)
Change in prepaid expenses and other current assets	(124)	(219)
Change in accounts payable and other current liabilities	(505)	149
Change in income taxes payable	669	427
Other, net	(152)	(169)

Net Cash Provided by Operating Activities	1,492	2,193

Investing Activities
Capital spending	(735)	(896)
Sales of property, plant and equipment	26	65
Acquisitions and investments in noncontrolled affiliates	(120)	(262)
Divestitures	16	–
Cash proceeds from sale of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) stock	–	200
Short-term investments, by original maturity
More than three months – purchases	(23)	(38)
More than three months – maturities	34	4
Three months or less, net	6	1,289

Net Cash (Used for)/Provided by Investing Activities	(796)	362

Financing Activities
Proceeds from issuances of long-term debt	1,053	1,733
Payments of long-term debt	(151)	(437)
Short-term borrowings, by original maturity
More than three months – proceeds	33	64
More than three months – payments	(64)	(117)
Three months or less, net	(196)	758
Cash dividends paid	(1,331)	(1,209)
Share repurchases – common	–	(2,904)
Share repurchases – preferred	(3)	(3)
Proceeds from exercises of stock options	117	339
Excess tax benefits from share-based payment arrangements	8	65

Net Cash Used for Financing Activities	(534)	(1,711)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12)	14

Net Increase in Cash and Cash Equivalents	150	858
Cash and Cash Equivalents – Beginning of year	2,064	910

Cash and Cash Equivalents – End of period	$2,214	$1,768

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/13/09	12/27/08
Assets
Current Assets
Cash and cash equivalents	$ 2,214	$ 2,064

Short-term investments	210	213

Accounts and notes receivable, less allowance: 6/09 – $82, 12/08 – $70	5,223	4,683

Inventories
Raw materials	1,369	1,228
Work-in-process	359	169
Finished goods	1,224	1,125

	2,952	2,522

Prepaid expenses and other current assets	1,031	1,324

Total Current Assets	11,630	10,806

Property, Plant and Equipment	23,369	22,552
Accumulated Depreciation	(11,521)	(10,889)

	11,848	11,663

Amortizable Intangible Assets, net	744	732

Goodwill	5,248	5,124
Other Nonamortizable Intangible Assets	1,231	1,128

Nonamortizable Intangible Assets	6,479	6,252

Investments in Noncontrolled Affiliates	4,076	3,883
Other Assets	2,273	2,658

Total Assets	$37,050	$35,994

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/13/09	12/27/08
Liabilities and Equity
Current Liabilities
Short-term obligations	$435	$369
Accounts payable and other current liabilities	7,772	8,273
Income taxes payable	412	145

Total Current Liabilities	8,619	8,787

Long-term Debt Obligations	8,185	7,858

Other Liabilities	5,577	6,541

Deferred Income Taxes	260	226

Total Liabilities	22,641	23,412

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(141)	(138)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/09 and 12/08 – 1,782 shares	30	30
Capital in excess of par value	269	351
Retained earnings	32,065	30,638
Accumulated other comprehensive loss	(4,438)	(4,694)

Less: repurchased common stock, at cost:
6/09 – 225 shares, 12/08 – 229 shares	(13,849)	(14,122)

Total PepsiCo Common Shareholders’ Equity	14,077	12,203

Noncontrolling interests	432	476

Total Equity	14,409	12,582

Total Liabilities and Equity	$37,050	$35,994

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	24 Weeks Ended
	6/13/09		6/14/08
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	0.5	(138)	0.5	(132)
Redemptions	–	(3)	–	(3)

Balance, end of period	0.5	(141)	0.5	(135)

Common Stock	1,782	30	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		351		450
Stock-based compensation expense		108		112
Stock option exercises/RSUs converted(a)		(158)		(172)
Withholding tax on RSUs converted		(32)		(45)

Balance, end of period		269		345

Retained Earnings
Balance, beginning of year		30,638		28,184
SFAS 158 measurement date change				(89)

Adjusted balance, beginning of year				28,095
Net income attributable to PepsiCo		2,795		2,847
Cash dividends declared – common		(1,362)		(1,267)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(5)		(5)

Balance, end of period		32,065		29,669

Accumulated Other Comprehensive Loss
Balance, beginning of year		(4,694)		(952)
SFAS 158 measurement date change				51

Adjusted balance, beginning of year				(901)
Currency translation adjustment		281		360
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(23)		31
Reclassification of derivative (gains)/losses to net income		(16)		9
Reclassification of pension and retiree medical losses to net income, net of tax		10		37
Unrealized gains/(losses) on securities, net of tax		4		(5)
Other		–		(4)

Balance, end of period		(4,438)		(473)

Repurchased Common Stock
Balance, beginning of year	(229)	(14,122)	(177)	(10,387)
Share repurchases	–	–	(43)	(3,005)
Stock option exercises	3	187	8	478
Other, primarily RSUs converted	1	86	1	90

Balance, end of period	(225)	(13,849)	(211)	(12,824)

Total Common Shareholders’ Equity		14,077		16,747

Noncontrolling Interests
Balance, beginning of year		476		62
Net income attributable to noncontrolling interests		14		10
Currency translation adjustment		(62)		1
Other, net		4		(2)

Balance, end of period		432		71

Total Equity		$14,409		$16,724

(a)	Includes total tax (shortfall)/benefit of $(1) million in 2009 and $53 million in 2008.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/13/09	6/14/08	6/13/09	6/14/08
Net Income	$1,668	$1,705	$2,809	$2,857
Other Comprehensive Income
Currency translation adjustment	1,324	206	219	361
Reclassification of pension and retiree medical (gains)/losses to net income, net of tax	(15)	17	10	37
Cash flow hedges, net of tax:
Net derivative (losses)/gains	(14)	19	(23)	31
Reclassification of derivative (gains)/losses to net income	(19)	3	(16)	9
Unrealized gains/(losses) on securities, net of tax	9	(3)	4	(5)
Other	—	(4)	—	(4)

	1,285	238	194	429

Comprehensive Income	2,953	1,943	3,003	3,286
Comprehensive (income)/loss attributable to noncontrolling interests	(33)	(6)	48	(11)

Comprehensive Income Attributable to PepsiCo	$2,920	$1,937	$3,051	$3,275

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 13, 2009, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 13, 2009 and June 14, 2008, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 13, 2009 and June 14, 2008 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and in our Current Report on Form 8-K dated March 24, 2009, with the exception of the impact of our adoption in the first quarter of 2009 of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). See Recent Accounting Pronouncements for further information on our adoption of SFAS 160. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the full year.

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

Our share of equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. There were no sales of PBG or PAS stock in the 12 and 24 weeks ended June 13, 2009. Bottling equity income includes pre-tax gains on our sales of PBG and PAS stock of $54 million and $100 million in the 12 and 24 weeks ended June 14, 2008, respectively. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our second quarter results and the months of January through May are reflected in our year-to-date results.

The following information is unaudited. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and our Current Report on Form 8-K dated March 24, 2009, in which we revised historical segment information on a basis consistent with our current segment reporting structure.

Our Divisions

	12 Weeks Ended		24 Weeks Ended
	6/13/09	6/14/08	6/13/09	6/14/08
Net Revenue
FLNA	$3,138	$2,950	$6,138	$5,680
QFNA	396	406	881	901
LAF	1,378	1,523	2,245	2,494
PAB	2,618	2,880	4,706	5,240
Europe	1,642	1,837	2,589	2,821
AMEA	1,420	1,349	2,296	2,142

	$10,592	$10,945	$18,855	$19,278

Operating Profit
FLNA	$783	$735	$1,480	$1,368
QFNA	132	122	307	288
LAF	240	254	404	421
PAB	618	681	1,043	1,185
Europe	257	283	355	402
AMEA	237	218	373	344

Total division	2,267	2,293	3,962	4,008
Corporate – net impact of mark-to-market on commodity hedges	100	61	162	57
Corporate – other	(177)	(163)	(346)	(317)

	$2,190	$2,191	$3,778	$3,748

	Total Assets
	6/13/09	12/27/08
FLNA	$6,398	$6,284
QFNA	993	1,035
LAF	3,298	3,023
PAB	8,413	7,673
Europe	9,158	8,840
AMEA	4,268	3,756

Total division	32,528	30,611
Corporate	1,780	2,729
Investments in bottling affiliates	2,742	2,654

	$37,050	$35,994

Intangible Assets

	6/13/09	12/27/08
Amortizable intangible assets, net
Brands	$1,432	$1,411
Other identifiable intangibles	390	360

	1,822	1,771
Accumulated amortization	(1,078)	(1,039)

	$744	$732

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/27/08	Acquisitions	Translation and Other	Balance 6/13/09
FLNA
Goodwill	$277	$6	$13	$296
Brands	–	26	2	28

	277	32	15	324

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	424	–	20	444
Brands	127	–	4	131

	551	–	24	575

PAB
Goodwill	2,355	–	5	2,360
Brands	59	–	–	59

	2,414	–	5	2,419

Europe
Goodwill	1,469	4	33	1,506
Brands	844	12	45	901

	2,313	16	78	2,407

AMEA
Goodwill	424	–	43	467
Brands	98	–	14	112

	522	–	57	579

Total goodwill	5,124	10	114	5,248
Total brands	1,128	38	65	1,231

	$6,252	$48	$179	$6,479

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $54 million in 2009 and $40 million in 2008. For the 24 weeks, we recognized stock-based compensation expense of $108 million in 2009 and $112 million in 2008. For the 12 weeks in 2009, our grants of stock options and restricted stock units (RSU) were nominal. For the 24 weeks in 2009, we granted 15 million stock options at a weighted average grant price of $52.99 and 3 million RSUs at a weighted average grant price of $53.00, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/13/09	6/14/08
Expected life	6 yrs.	6 yrs.
Risk free interest rate	2.8%	2.9%
Expected volatility(a)	17%	16%
Expected dividend yield	3.0%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/13/09	6/14/08	6/13/09	6/14/08	6/13/09	6/14/08
	U.S.		International
Service cost	$55	$57	$11	$16	$10	$10
Interest cost	86	86	19	23	19	19
Expected return on plan assets	(106)	(96)	(24)	(29)	–	–
Amortization of prior service cost/(benefit)	2	4	–	–	(4)	(3)
Amortization of experience loss	26	13	2	5	2	2

	63	64	8	15	27	28
Curtailment gain	(2)	–	–	–	–	–

Total expense	$61	$64	$8	$15	$27	$28

	24 Weeks Ended
	Pension				Retiree Medical
	6/13/09	6/14/08	6/13/09	6/14/08	6/13/09	6/14/08
	U.S.		International
Service cost	$110	$114	$19	$28	$20	$20
Interest cost	172	172	33	40	38	38
Expected return on plan assets	(213)	(192)	(42)	(51)	–	–
Amortization of prior service cost/ (benefit)	5	8	1	1	(8)	(6)
Amortization of experience loss	51	26	3	9	5	4

	125	128	14	27	55	56
Curtailment gain	(2)	–	–	–	–	–

Total expense	$123	$128	$14	$27	$55	$56

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/13/09		6/14/08
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,660		$1,699
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(1)		–

Net income available for PepsiCo common shareholders	$1,658	1,557	$1,698	1,582

Basic net income attributable to PepsiCo per common share	$1.06		$1.07

Net income available for PepsiCo common shareholders	$1,658	1,557	$1,698	1,582
Dilutive securities:
Stock options and RSUs(b)	–	14	–	29
ESOP convertible preferred stock	2	1	1	1

Diluted	$1,660	1,572	$1,699	1,612

Diluted net income attributable to PepsiCo per common share	$1.06		$1.05

	24 Weeks Ended
	6/13/09		6/14/08
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$2,795		$2,847
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(2)		(2)

Net income available for PepsiCo common shareholders	$2,792	1,556	$2,844	1,591

Basic net income attributable to PepsiCo per common share	$1.79		$1.79

Net income available for PepsiCo common shareholders	$2,792	1,556	$2,844	1,591
Dilutive securities:
Stock options and RSUs(b)	–	14	–	30
ESOP convertible preferred stock	3	1	3	1

Diluted	$2,795	1,571	$2,847	1,622

Diluted net income attributable to PepsiCo per common share	$1.78		$1.76

(a)	Weighted average common shares outstanding.

(b)

Options to purchase 55 million shares for both the 12 and 24 weeks in 2009 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 24 weeks in 2009 had average exercise prices of $59.41 and $59.42, respectively. Options to purchase 0.3 million and 0.2 million shares, respectively, for the 12 and 24 weeks in 2008 were not included in the calculation of earnings per share because these options were out-of-the money. These out-of-the money options had average exercise prices of $72.96 and $73.48, respectively.

Debt Obligations

In the first quarter of 2009, we issued $1.0 billion of senior unsecured notes, bearing interest at 3.75% per year and maturing in 2014. We used the proceeds from the issuance of these notes for general corporate purposes.

As of June 13, 2009, short-term obligations totaled $1.3 billion, of which $0.6 billion was comprised of commercial paper. We have reclassified $0.9 billion to long-term debt based on our intent and ability to refinance on a long-term basis.

Subsequent to the end of the second quarter of 2009, we entered into a new 364-day unsecured revolving credit agreement which enables us to borrow up to $1.975 billion, subject to customary terms and conditions, and expires in June 2010. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2011. This agreement replaces a $1.8 billion 364-day unsecured revolving credit agreement we entered into during the fourth quarter of 2008. Funds borrowed under this agreement may be used to repay outstanding commercial paper issued by us or our subsidiaries and for other general corporate purposes, including working capital, capital investments and acquisitions. This agreement is in addition to our existing $2.0 billion unsecured revolving credit agreement which expires in 2012. Our lines of credit remain unused as of June 13, 2009.

Supplemental Cash Flow Information

	24 Weeks Ended
	6/13/09	6/14/08
Interest paid	$266	$190
Income taxes paid, net of refunds	$270	$387
Acquisitions:
Fair value of assets acquired	$138	$301
Cash paid and debt issued	(110)	(262)

Liabilities assumed	$28	$39

Restructuring and Impairment Charges

In the fourth quarter of 2008, we incurred a charge of $543 million ($408 million after-tax or $0.25 per share) in conjunction with our Productivity for Growth program. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making.

In the 12 and 24 weeks ended June 13, 2009, we incurred charges of $11 million ($10 million after-tax or $0.01 per share) and $36 million ($29 million after-tax or $0.02 per share), respectively, in conjunction with this program. These charges were recorded in selling, general and administrative expenses. These initiatives were completed in the second quarter of 2009, and substantially all cash payments related to these charges are expected to be paid by 2010.

A summary of our restructuring and impairment charges in 2009 is as follows:

	12 Weeks Ended
	Severance and Other Employee Costs(a)	Other Costs	Total
PAB	$1	$2	$3
Europe	(2)	–	(2)
AMEA	4	6	10

	$3	$8	$11

(a)	Primarily reflects termination costs for approximately 40 employees.

	24 Weeks Ended
	Severance and Other Employee Costs(a)	Other Costs	Total
FLNA	$–	$2	$2
QFNA	–	1	1
LAF	3	–	3
PAB	6	10	16
Europe	1	–	1
AMEA	7	6	13

	$17	$19	$36

(a)	Primarily reflects termination costs for approximately 410 employees.

A summary of our restructuring and impairment activity is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 27, 2008	$134	$64	$198
2009 restructuring and impairment charges	17	19	36
Cash payments	(99)	(61)	(160)
Currency translation and other	(3)	17	14

Liability as of June 13, 2009	$49	$39	$88

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

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material. If the derivative instrument is terminated, we continue to defer the related gain or loss and then include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in net income immediately.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $82 million related to cash flow hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $214 million as of June 13, 2009 and $194 million as of June 14, 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $429 million as of June 13, 2009 and $487 million as of June 14, 2008.

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

Our foreign currency derivatives had a total face value of $1.3 billion as of June 13, 2009 and $2.0 billion as of June 14, 2008. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We may use interest rate and cross currency interest rate swaps to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Our interest rate swaps are generally entered into concurrently with the issuance of the debt that they modified. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt.

In the second quarter of 2009, we entered into a $1.0 billion interest rate swap, maturing in 2013, to effectively convert the interest rate on existing debt from a fixed rate of 4.65%

to a variable rate based on LIBOR. The terms of the swap match the terms of the debt it modifies.

The notional amounts of the interest rate swaps outstanding as of June 13, 2009 and June 14, 2008 were $3.75 billion and $2.75 billion, respectively. At June 13, 2009, approximately 59% of total debt, after the impact of the related interest rate swaps, was exposed to variable rates. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Subsequent to the end of the second quarter of 2009, we executed interest rate derivative instruments with an aggregate notional value of $1.5 billion in various maturities to hedge forecasted treasury transactions. We will account for these instruments as cash flow hedges. The unrealized gains/losses will be deferred in accumulated other comprehensive loss within common shareholders’ equity until the forecasted transactions occur and then amortized to interest expense over the term of the underlying hedged items.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

	June 13, 2009
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$48	$48	$–	$–
Short-term investments – index funds(c)	$101	$101	$–	$–
Derivatives designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$38	$–	$38	$–
Interest rate swaps(e)	127	–	127	–
Prepaid forward contracts(f)	41	–	41	–
Commodity contracts - other(g)	5	–	5	–

	$211	$–	$211	$–
Derivatives not designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$6	$–	$6	$–
Commodity contracts - other(g)	8	–	8	–

	$14	$–	$14	$–

Total asset derivatives at fair value	$225	$–	$225	$–

Total assets at fair value	$374	$149	$225	$–

Liabilities(a)
Deferred compensation(h)	$442	$103	$339	$–
Derivatives designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$26	$–	$26	$–
Interest rate swaps(e)	18	–	18	–
Commodity contracts – other(g)	22	–	22	–
Commodity contracts – futures(i)	44	44	–	–

	$110	$44	$66	$–
Derivatives not designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$35	$–	$35	$–
Commodity contracts – other(g)	133	–	133	–
Commodity contracts – futures(i)	27	27	–	–

	$195	$27	$168	$–

Total liability derivatives at fair value	$305	$71	$234	$–

Total liabilities at fair value	$747	$174	$573	$–

(a)	Financial assets are classified on our balance sheet as other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet as other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on the LIBOR index.

(f)	Based primarily on the price of our common stock.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

(i)	Based on average prices on futures exchanges.

The effective portion of the pre-tax losses/(gains) on our derivative instruments are categorized in the tables below for the 12 and 24 weeks ended June 13, 2009.

	12 Weeks Ended
	(Gains)/Losses Recognized in Income Statement	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non- designated Hedges
Forward exchange contracts(a)	$(39)
Commodity contracts(a)	(100)
Interest rate swaps(b)	198
Prepaid forward contracts(a)	(3)

Total	$56

Cash Flow Hedges
Forward exchange contracts(c)		$51	$(30)
Commodity contracts(c)		(27)	7

Total		$24	$(23)

	24 Weeks Ended
	Losses/(Gains) Recognized in Income Statement	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non- designated Hedges
Forward exchange contracts(a)	$1
Commodity contracts(a)	(162)
Interest rate swaps(b)	264

Total	$103

Cash Flow Hedges
Forward exchange contracts(c)		$51	$(52)
Commodity contracts(c)		(6)	33

Total		$45	$(19)

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. We will include the required disclosures of SFAS 165 beginning in the third quarter of 2009.

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

Following the proposals, PBG and PAS each informed us that their respective boards of directors, based on the recommendations of committees comprised of independent directors, had determined not to accept our proposals. We have indicated that we would not sell or otherwise dispose of our PBG or PAS shares in, or vote in favor of, alternative transactions.

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

In May 2009, the FASB issued SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. We will include the required disclosures of SFAS 165 beginning in the third quarter of 2009.

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

Our operations outside of the United States generate approximately 45% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended June 13, 2009, unfavorable foreign currency impacted net revenue performance by 9 percentage points, primarily due to depreciation of the Mexican peso, British pound, euro and Brazilian real. During the 24 weeks ended June 13, 2009, unfavorable foreign currency impacted net revenue performance by 8 percentage points, primarily due to depreciation of the Mexican peso, British pound, Canadian dollar and euro. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

In addition, we continue to use the official exchange rate to translate the financial statements of our snack and beverage businesses in Venezuela. It is possible that Venezuela will be designated a hyperinflationary economy this year. If Venezuela is designated as a hyperinflationary economy and there is a devaluation of the official rate, our financial results will be negatively impacted. In the 12 and 24 weeks ended June 13, 2009, our operations in Venezuela generated less than 2% of our net revenue.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. See Financial Instruments in the Notes to the Condensed Consolidated Financial Statements for further discussion of our derivative instruments, including their fair value as of June 13, 2009.

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

Results of Operations – Consolidated Review

In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions” reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	12 Weeks Ended		24 Weeks Ended
	6/13/09	6/14/08	6/13/09	6/14/08
Operating profit
Mark-to-market net gains	$100	$61	$162	$57
Restructuring and impairment charges	$(11)	$–	$(36)	$–
Net income attributable to PepsiCo
Mark-to-market net gains	$65	$39	$105	$36
Restructuring and impairment charges	$(10)	$–	$(29)	$–
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains	$0.04	$0.02	$0.07	$0.02
Restructuring and impairment charges	$(0.01)	$–	$(0.02)	$–

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

For the 12 weeks ended June 13, 2009, we recognized $100 million ($65 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. For the 24 weeks ended June 13, 2009, we recognized $162 million ($105 million after-tax or $0.07 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

For the 12 weeks ended June 14, 2008, we recognized $61 million ($39 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. For the 24 weeks ended June 14, 2008, we recognized $57 million ($36 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

In the fourth quarter of 2008, we incurred a charge of $543 million ($408 million after-tax or $0.25 per share) in conjunction with our Productivity for Growth program. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making.

In the 12 and 24 weeks ended June 13, 2009, we incurred charges of $11 million ($10 million after-tax or $0.01 per share) and $36 million ($29 million after-tax or $0.02 per share), respectively, in conjunction with this program. These initiatives were completed in the second quarter of 2009.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended June 13, 2009, total servings increased nearly 1%, as worldwide beverages decreased nearly 1% and worldwide snacks increased 1%. For the 24 weeks ended June 13, 2009, total servings were unchanged, as worldwide beverages decreased 1% and worldwide snacks increased slightly.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to retailers and independent distributors. As disclosed in our Current Report on Form 8-K dated March 24, 2009, beginning in the first quarter of 2009, we report BCS volume for PepsiCo Beverages North America on a period basis, rather than on a monthly basis. We continue to report our international beverage volume on a monthly basis. Our second quarter includes beverage volume outside of North America for March, April, and May. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Total net revenue	$10,592	$10,945	(3)%	$18,855	$19,278	(2)%

Operating profit
FLNA	$783	$735	7%	$1,480	$1,368	8%
QFNA	132	122	8%	307	288	7%
LAF	240	254	(6)%	404	421	(4)%
PAB	618	681	(9)%	1,043	1,185	(12)%
Europe	257	283	(9)%	355	402	(12)%
AMEA	237	218	9%	373	344	8%
Corporate – net impact of mark-to-market on commodity hedges	100	61	65%	162	57	185%
Corporate – other	(177)	(163)	9%	(346)	(317)	9%

Total operating profit	$2,190	$2,191	–%	$3,778	$3,748	1%

Total operating profit margin	20.7%	20.0%	0.7	20.0%	19.4%	0.6

See Results of Operations – Division Review for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

Total operating profit was flat and operating margin increased 0.7 percentage points. The net favorable mark-to-market impact of our commodity hedges contributed 2 percentage points to operating profit performance and was partially offset by nearly 1 percentage point from the restructuring and impairment charges related to our Productivity for Growth program. Unfavorable foreign currency negatively impacted operating profit performance by 8 percentage points and was slightly offset by the impact of acquisitions, which positively contributed 1 percentage point to the operating profit performance.

Other corporate unallocated expenses increased 9%, primarily reflecting the absence of certain favorable employee-related items in the prior year.

24 Weeks

Total operating profit increased 1% and operating margin increased 0.6 percentage points. The net favorable mark-to-market impact of our commodity hedges contributed 3 percentage points to operating profit growth and was partially offset by 1 percentage point from the restructuring and impairment charges related to our Productivity for Growth program. Unfavorable foreign currency negatively impacted operating profit growth by almost 8 percentage points and was slightly offset by the impact of acquisitions, which contributed nearly 1 percentage point to the operating profit growth.

Other corporate unallocated expenses increased 9%, primarily reflecting the absence of certain favorable employee-related items in the prior year.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Bottling equity income	$119	$168	(29)%	$144	$238	(40)%
Interest expense, net	$(73)	$(36)	$(37)	$(171)	$(93)	$(78)
Tax rate	25.4%	26.6%		25.1%	26.6%
Net income attributable to PepsiCo	$1,660	$1,699	(2)%	$2,795	$2,847	(2)%
Net income attributable to PepsiCo per common share – diluted	$1.06	$1.05	–%	$1.78	$1.76	1%

12 Weeks

Bottling equity income decreased 29%, primarily reflecting pre-tax gains on our sales of PBG and PAS stock in the prior year.

Net interest expense increased $37 million, primarily reflecting higher average debt balances and lower average rates on our investment balances. This increase was partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.

The tax rate decreased 1.2 percentage points compared to the prior year, primarily due to the favorable resolution of a certain foreign tax matter.

Net income attributable to PepsiCo decreased 2% and net income attributable to PepsiCo per common share was flat. The favorable net mark-to-market impact of our commodity hedges was partially offset by the restructuring and impairment charges related to our Productivity for Growth program. These items affecting comparability positively contributed 1 percentage point to both the performance of net income attributable to PepsiCo and net income attributable to PepsiCo per common share. Net income attributable to PepsiCo per common share was also favorably impacted by share repurchases in the prior year.

24 Weeks

Bottling equity income decreased 40%, primarily reflecting pre-tax gains on our sales of PBG and PAS stock in the prior year.

Net interest expense increased $78 million, primarily reflecting higher average debt balances and lower average rates on our investment balances. This increase was partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.

The tax rate decreased 1.5 percentage points compared to the prior year, primarily due to the favorable resolution of certain foreign tax matters.

Net income attributable to PepsiCo decreased 2% and net income attributable to PepsiCo per common share increased 1%. The favorable net mark-to-market impact of our commodity hedges was partially offset by the restructuring and impairment charges related to our Productivity for Growth program. These items affecting comparability positively contributed over 1 percentage point to both the performance of net income attributable to PepsiCo and net income attributable to PepsiCo per common share. Net income attributable to PepsiCo per common share was also favorably impacted by share repurchases in the prior year.

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

Net Revenue 12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 13, 2009	$3,138	$396	$1,378	$2,618	$1,642	$1,420	$10,592
June 14, 2008	$2,950	$406	$1,523	$2,880	$1,837	$1,349	$10,945
% Impact of:
Volume(a)	2%	(4)%	(1)%	(6)%	(5)%	6%	(1)%
Effective net pricing(b)	5	3	13	(0.5)	5.5	7	5
Foreign exchange	(1.5)	(2)	(22)	(2)	(21)	(9)	(9)
Acquisitions	–	–	–	–	10	1	2

% Change(c)	6%	(3)%	(9)%	(9)%	(11)%	5%	(3)%

Net Revenue 24 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 13, 2009	$6,138	$881	$2,245	$4,706	$2,589	$2,296	$18,855
June 14, 2008	$5,680	$901	$2,494	$5,240	$2,821	$2,142	$19,278
% Impact of:
Volume(a)	1%	(2)%	(3)%	(6)%	(4.5)%	7%	(2)%
Effective net pricing(b)	9	2	14	(2)	6	7	6
Foreign exchange	(2)	(2)	(22)	(2)	(21)	(8)	(8)
Acquisitions	–	–	–	–	11	2	2

% Change(c)	8%	(2)%	(10)%	(10)%	(8)%	7%	(2)%

(a)

Excludes the impact of acquisitions. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Net revenue	$3,138	$2,950	6	$6,138	$5,680	8
Operating profit	$783	$735	7	$1,480	$1,368	8
Impact of restructuring and impairment charges	–	–		2	–

Operating profit, excluding restructuring and impairment charges	$783	$735	7	$1,482	$1,368	8

12 Weeks

Net revenue grew 6% and pound volume increased 3%. The volume increase reflects high-single-digit growth in trademark Lay’s, double-digit growth in dips and mid-single-digit growth in trademark Doritos. Net revenue growth also benefited from favorable net pricing. Foreign currency reduced net revenue growth by 1.5 percentage points.

Operating profit grew 7%, primarily reflecting the net revenue growth. Operating profit growth was adversely impacted by higher commodity costs, as well as the absence of a favorable casualty insurance actuarial adjustment recorded in the prior year. Foreign currency reduced operating profit growth by 1 percentage point.

24 Weeks

Net revenue grew 8% and pound volume increased 1%. Pound volume was adversely impacted by weight outs throughout 2008 to cover commodity cost inflation. Foreign currency reduced net revenue growth by almost 2 percentage points.

Operating profit grew 8%, primarily reflecting the net revenue growth. Operating profit growth was adversely impacted by higher commodity costs, as well as the absence of the favorable casualty insurance actuarial adjustment recorded in the prior year. Foreign currency reduced operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Net revenue	$396	$406	(3)	$881	$901	(2)
Operating profit	$132	$122	8	$307	$288	7
Impact of restructuring and impairment charges	–	–		1	–

Operating profit, excluding restructuring and impairment charges	$132	$122	8	$308	$288	7

12 Weeks

Net revenue decreased 3% and volume declined 4%. The volume decline primarily reflects a high-single-digit decline in Oatmeal and a mid-single-digit decline in Aunt Jemima syrup and mix. Favorable net pricing, driven by price increases taken last year, was partially offset by unfavorable mix. Unfavorable foreign currency contributed nearly 2 percentage points to the net revenue decline.

Operating profit increased 8%, primarily reflecting lower advertising expenses, as well as the absence of 2008 costs related to flood damage at the Cedar Rapids facility which contributed 4 percentage points to the operating profit growth. Unfavorable foreign currency reduced operating profit growth by 1 percentage point.

24 Weeks

Net revenue decreased 2% and volume declined 2%. The volume decline reflects a mid-single-digit decline in Oatmeal and a high-single-digit decline in trademark Roni, partially offset by low-single-digit growth in ready-to-eat cereals. Favorable net pricing, driven by price increases taken last year, was partially offset by unfavorable mix. Unfavorable foreign currency contributed 2 percentage points to the net revenue decline.

Operating profit increased 7%. A final insurance settlement gain in the first quarter of 2009 related to the prior year Cedar Rapids flood, and the absence of 2008 costs incurred to cover the related insurance deductible, collectively contributed 8 percentage points to the operating profit growth. Unfavorable foreign currency reduced operating profit growth by 1 percentage point.

Latin America Foods

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Net revenue	$1,378	$1,523	(9)	$2,245	$2,494	(10)
Operating profit	$240	$254	(6)	$404	$421	(4)
Impact of restructuring and impairment charges	–	–		3	–

Operating profit, excluding restructuring and impairment charges	$240	$254	(6)	$407	$421	(4)

12 Weeks

Volume was flat, as a high-single-digit decline at Sabritas in Mexico, largely resulting from pricing actions, was offset by double-digit growth in Brazil and a low-single-digit increase at Gamesa in Mexico.

Net revenue declined 9%, primarily reflecting an unfavorable foreign currency impact of 22 percentage points. The net revenue performance benefited from favorable effective net pricing.

Operating profit declined 6%, driven by unfavorable foreign currency which reduced operating profit by 24 percentage points. Favorable effective net pricing was partially offset by higher commodity costs.

24 Weeks

Volume declined 2%, as a result of pricing actions to cover commodity inflation and fewer trading days. A high-single-digit decline at Sabritas in Mexico was partially offset by mid-single-digit growth in Brazil. Additionally, Gamesa in Mexico declined at a low-single-digit rate.

Net revenue declined 10%, primarily reflecting an unfavorable foreign currency impact of 22 percentage points. Favorable effective net pricing was partially offset by the volume declines.

Operating profit declined 4%, driven by unfavorable foreign currency which reduced operating profit by 25 percentage points. Favorable effective net pricing was partially offset by higher commodity costs.

PepsiCo Americas Beverages

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Net revenue	$2,618	$2,880	(9)	$4,706	$5,240	(10)
Operating profit	$618	$681	(9)	$1,043	$1,185	(12)
Impact of restructuring and impairment charges	3	–		16	–

Operating profit, excluding restructuring and impairment charges	$621	$681	(9)	$1,059	$1,185	(11)

12 Weeks

BCS volume declined 6%, reflecting continued softness in the North America liquid refreshment beverage category. Volume declined 7% in North America and our Latin America volume was flat.

In North America, non-carbonated beverage volume declined 14%, primarily driven by double-digit declines in Gatorade sports drinks and in our base Aquafina water business. CSD volumes declined 2%.

Net revenue declined 9%, primarily reflecting the volume declines. Unfavorable foreign currency contributed over 2 percentage points to the net revenue decline.

Operating profit declined 9%, primarily reflecting the net revenue performance. Unfavorable foreign currency contributed 4 percentage points to the decline.

24 Weeks

BCS volume declined 6%, reflecting continued softness in the North America liquid refreshment beverage category. An 8% decline in North America was partially offset by a 0.5% increase in Latin America.

In North America, non-carbonated beverage volume declined 14%, primarily driven by double-digit declines in Gatorade sports drinks and in our base Aquafina water business. CSD volumes declined 3%.

Net revenue declined 10%, primarily reflecting the volume declines. Unfavorable foreign currency contributed over 2 percentage points to the net revenue decline.

Operating profit declined 12%, primarily reflecting the net revenue performance. Unfavorable foreign currency contributed nearly 4 percentage points to the decline. Operating profit was also negatively impacted by over 1 percentage point from charges related to our Productivity for Growth program.

Europe

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Net revenue	$1,642	$1,837	(11)	$2,589	$2,821	(8)
Operating profit	$257	$283	(9)	$355	$402	(12)
Impact of restructuring and impairment charges	(2)	–		1	–

Operating profit, excluding restructuring and impairment charges	$255	$283	(9)	$356	$402	(11)

12 Weeks

In the quarter, Europe continued to experience macroeconomic weakness across the region.

Snacks volume declined 1%, reflecting weight outs in response to higher input costs. Spain and Poland experienced double-digit declines and Walkers volume decreased at a low-single-digit rate. Our acquisition in the fourth quarter of 2008 of a snacks company in Serbia positively contributed almost 4 percentage points to the volume performance.

Beverage volume grew 2%, primarily reflecting our acquisition of Lebedyansky in Russia in the fourth quarter of 2008 which contributed 10 percentage points to volume growth. A low-single-digit increase in Germany and a high-single-digit increase in Poland were more than offset by double-digit declines in Russia and the Ukraine.

Net revenue declined 11%, reflecting adverse foreign currency which contributed 21 percentage points to the decline, partially offset by acquisitions which positively contributed 10 percentage points to net revenue performance.

Operating profit declined 9%, reflecting adverse foreign currency which contributed 24 percentage points to the decline, partially offset by acquisitions which positively contributed 6 percentage points to operating profit performance.

24 Weeks

Snacks volume was flat, reflecting weight outs in response to higher input costs. Double-digit volume declines in Spain and Poland were partially offset by low-single-digit growth in Russia. Additionally, Walkers in the United Kingdom declined at a low-single-digit rate. Our acquisition in the fourth quarter of 2008 of a snacks company in Serbia positively contributed 3.5 percentage points to the volume performance.

Beverage volume grew 3%, primarily reflecting our acquisition of Lebedyansky in Russia in the fourth quarter of 2008 which contributed 11 percentage points to volume growth. Slightly positive performance in the United Kingdom and a low-single-digit increase in Germany were more than offset by double-digit declines in Russia and the Ukraine.

Net revenue declined 8%, reflecting adverse foreign currency which contributed 21 percentage points to the decline, partially offset by acquisitions which positively contributed 11 percentage points to net revenue performance.

Operating profit declined 12%, reflecting adverse foreign currency which contributed 24 percentage points to the decline, partially offset by acquisitions which positively contributed 7 percentage points to operating profit performance. Operating profit performance was nominally impacted by restructuring and impairment charges related to our Productivity for Growth program.

Asia, Middle East & Africa

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/09	6/14/08	Change	6/13/09	6/14/08	Change
Net revenue	$1,420	$1,349	5	$2,296	$2,142	7
Operating profit	$237	$218	9	$373	$344	8
Impact of restructuring and impairment charges	10	–		13	–

Operating profit, excluding restructuring and impairment charges	$247	$218	13	$386	$344	12

12 Weeks

Snacks volume grew 3%, reflecting high-single-digit growth in the Middle East and low-single-digit growth in India and South Africa. These gains were partially offset by a double-digit decline in China, lapping nearly 30% growth in the prior year.

Beverage volume grew 8%, reflecting broad-based increases driven by double-digit growth in India. Additionally, China grew at a low-single-digit rate and the Middle East grew at a mid-single-digit rate. Acquisitions and divestitures had no impact on the beverage volume growth rate.

Net revenue grew 5%, reflecting favorable effective net pricing and volume growth. Foreign currency reduced net revenue growth by 9 percentage points and the net impact of acquisitions and divestitures contributed 1 percentage point to the net revenue growth.

Operating profit grew 9%, primarily driven by the net revenue growth. Foreign currency reduced operating profit growth by 8 percentage points and the net impact of acquisitions and divestitures increased operating profit growth by 1 percentage point. Operating profit growth was negatively impacted by over 4 percentage points from charges related to our Productivity for Growth program.

24 Weeks

Snacks volume grew 5%, reflecting double-digit growth in the Middle East, partially offset by a low-single-digit decline in South Africa and a mid-single-digit decline in China. Additionally, India experienced mid-single-digit growth.

Beverage volume grew 9%, reflecting broad-based increases driven by double-digit growth in India. Additionally, China grew at a mid-single-digit rate and the Middle East grew at a high-single-digit rate. Acquisitions and divestitures had no impact on the beverage volume growth rate.

Net revenue grew 7%, reflecting volume growth and favorable effective net pricing. Foreign currency reduced net revenue growth by 8 percentage points and the net impact of acquisitions and divestitures contributed 2 percentage points to the net revenue growth.

Operating profit grew 8%, primarily driven by the net revenue growth. Foreign currency reduced operating profit growth by 5.5 percentage points and the net impact of acquisitions and divestitures reduced operating profit growth by over 1 percentage point. Operating profit growth was negatively impacted by nearly 4 percentage points from charges related to our Productivity for Growth program.

Our Liquidity and Capital Resources

Global capital and credit markets, including the commercial paper markets, continue to experience volatility. Despite this volatility, we continue to have sufficient access to the capital and credit markets. In addition, we have revolving credit facilities. We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we intend to use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. However, there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends from our snack and beverage operations in Venezuela outside of the country. As of the end of the second quarter, our operations in Venezuela comprised 12% of our cash and cash equivalents balance.

Operating Activities

During the 24 weeks, net cash provided by operating activities was $1.5 billion, reflecting a $1.0 billion ($0.8 billion after-tax) discretionary pension contribution to our U.S. pension plans and $160 million of restructuring payments related to our Productivity for Growth program. Net cash provided by operating activities in the 24 weeks also benefited from favorable working capital comparisons to the prior year.

Investing Activities

During the 24 weeks, net cash used for investing activities was $796 million, primarily reflecting $735 million of capital spending. We expect to invest about $2.1 billion in net capital spending in 2009, which excludes the potential impact of the proposed transactions with PBG and PAS.

Financing Activities

During the 24 weeks, net cash used for financing activities was $534 million, primarily reflecting the return of operating cash flow to our shareholders through dividend payments of $1.3 billion, as well as net repayments of short-term borrowings of $227 million. The use of cash was partially offset by net proceeds from issuances of long-term debt of $902 million and stock option proceeds of $117 million.

In the second quarter of 2009, our Board of Directors approved a 6% increase in the annual dividend from $1.70 to $1.80 per share.

During the 24 weeks, we did not repurchase shares and we do not anticipate repurchasing shares until there is a resolution of the proposed transactions with PBG and PAS.

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

	24 Weeks Ended
	6/13/09	6/14/08
Net cash provided by operating activities(a)	$1,492	$2,193
Capital spending	(735)	(896)
Sales of property, plant and equipment	26	65

Management operating cash flow	$783	$1,362

(a)	Includes discretionary pension contribution in 2009 and restructuring payments in 2009 and 2008.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and “Our Business Risks” above and in our revised Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.4 to our Current Report on Form 8-K dated March 24, 2009 for certain factors that may impact our operating cash flows.

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

Following the proposals, PBG and PAS each informed us that their respective boards of directors, based on the recommendations of committees comprised of independent directors, had determined not to accept our proposals. We have indicated that we would not sell or otherwise dispose of our PBG or PAS shares in, or vote in favor of, alternative transactions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 13, 2009, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 13, 2009 and June 14, 2008, and the Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 13, 2009 and June 14, 2008. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

July 22, 2009

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

During our second fiscal quarter of 2009, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2009, there were no common share repurchases under the $8.0 billion repurchase program authorized by our Board of Directors and publicly announced on May 2, 2007, and expiring on June 30, 2010. This authorization has approximately $6.4 billion remaining for repurchase.

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/21/09
3/22/09 – 4/18/09	1,600	$258.55	N/A	N/A
4/19/09 – 5/16/09	–	$–	N/A	N/A
5/17/09 – 6/13/09	1,700	$248.17	N/A	N/A

Total	3,300	$253.20	N/A	N/A

ITEM 4. Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders at PepsiCo’s Annual Meeting of Shareholders held on May 6, 2009.

Election of Directors

Nominee	For	Against	Abstain	Broker Non-Votes
Shona L. Brown	1,276,158,283	14,590,372	3,903,104	N/A
Ian M. Cook	1,269,472,245	21,739,803	3,439,711	N/A
Dina Dublon	1,268,905,527	22,144,312	3,601,920	N/A
Victor J. Dzau	1,250,180,185	40,218,957	4,252,617	N/A
Ray L. Hunt	1,252,780,706	37,593,253	4,277,800	N/A
Alberto Ibargüen	1,267,684,872	23,244,388	3,722,499	N/A
Arthur C. Martinez	1,231,430,680	58,850,128	4,370,951	N/A
Indra K. Nooyi	1,257,583,492	33,346,316	3,721,951	N/A
Sharon Percy Rockefeller	1,252,280,027	38,143,824	4,227,908	N/A
James J. Schiro	927,756,258	362,523,979	4,371,522	N/A
Lloyd G. Trotter	1,268,699,031	22,363,544	3,589,184	N/A
Daniel Vasella	1,240,311,143	50,684,897	3,655,719	N/A
Michael D. White	1,261,290,326	29,795,217	3,566,216	N/A

All thirteen directors listed above were elected to a one-year term expiring in 2010 by the margins indicated.

The following proposals were adopted by the margins indicated:

Description of Proposals

	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of KPMG LLP as independent registered public accounting firm	1,278,437,611	13,718,450	2,495,698	N/A
Approval of PepsiCo, Inc. Executive Incentive Compensation Plan	1,216,934,106	68,879,544	8,838,109	N/A

The following proposals were not adopted by the margins indicated:

Description of Proposals

	For	Against	Abstain	Broker Non-Votes
Beverage Container Recycling	75,670,812	793,161,979	178,641,797	247,177,171
Report on Impacts of Genetically Engineered Products	72,631,095	795,321,970	179,521,523	247,177,171
Charitable Contributions Report	46,179,357	872,693,064	128,602,167	247,177,171
Advisory Vote on Compensation	500,493,627	513,098,163	33,882,798	247,177,171

ITEM 6. Exhibits

See Index to Exhibits on page 47.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc. (Registrant)

Date: July 22, 2009	/s/ Peter A. Bridgman
Peter A. Bridgman Senior Vice President and Controller

Date: July 22, 2009	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General Counsel and Assistant Secretary (Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 10.1	PepsiCo Pension Equalization Plan (Plan Document for the Pre-Section 409A Program), January 1, 2005 Restatement, As Amended Through December 31, 2008

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002