Form 10-Q
period 2009-09-05
PEPSICO INC
filed 2009-10-08
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 5, 2009 (36 weeks)

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

Number of shares of Common Stock outstanding as of October 2, 2009: 1,560,444,589

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/5/09	9/6/08	9/5/09	9/6/08
Net Revenue	$11,080	$11,244	$29,935	$30,522

Cost of sales	5,181	5,268	13,806	14,180
Selling, general and administrative expenses	3,649	3,972	10,077	10,560
Amortization of intangible assets	18	13	42	43

Operating Profit	2,232	1,991	6,010	5,739

Bottling equity income	146	201	290	439
Interest expense	(86)	(73)	(285)	(205)
Interest income	16	14	44	53

Income before income taxes	2,308	2,133	6,059	6,026

Provision for income taxes	575	550	1,517	1,586

Net income	1,733	1,583	4,542	4,440
Less: Net income attributable to noncontrolling interests	16	7	30	17

Net Income Attributable to PepsiCo	$1,717	$1,576	$4,512	$4,423

Net Income Attributable to PepsiCo per Common Share
Basic	$1.10	$1.01	$2.90	$2.79
Diluted	$1.09	$0.99	$2.87	$2.74

Cash Dividends Declared per Common Share	$0.45	$0.425	$1.325	$1.225

See accompanying Notes to the Condensed Consolidated Financial Statements .

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/5/09	9/6/08
Operating Activities
Net income	$4,542	$4,440
Depreciation and amortization	1,083	1,055
Stock-based compensation expense	159	169
Restructuring and impairment charges	36	–
Cash payments for restructuring charges	(183)	(24)
Excess tax benefits from share-based payment arrangements	(16)	(83)
Pension and retiree medical plan contributions	(1,130)	(132)
Pension and retiree medical plan expenses	290	318
Bottling equity income, net of dividends	(222)	(372)
Deferred income taxes and other tax charges and credits	59	275
Change in accounts and notes receivable	(459)	(1,166)
Change in inventories	(128)	(362)
Change in prepaid expenses and other current assets	17	(49)
Change in accounts payable and other current liabilities	(241)	212
Change in income taxes payable	914	566
Other, net	(318)	(189)

Net Cash Provided by Operating Activities	4,403	4,658

Investing Activities
Capital spending	(1,138)	(1,399)
Sales of property, plant and equipment	33	85
Acquisitions and investments in noncontrolled affiliates	(300)	(1,707)
Divestitures	100	–
Cash restricted for pending acquisitions	30	(297)
Cash proceeds from sale of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) stock	–	342
Short-term investments, by original maturity
More than three months – purchases	(29)	(143)
More than three months – maturities	55	44
Three months or less, net	4	1,299

Net Cash Used for Investing Activities	(1,245)	(1,776)

Financing Activities
Proceeds from issuances of long-term debt	1,057	1,733
Payments of long-term debt	(188)	(488)
Short-term borrowings, by original maturity
More than three months – proceeds	32	42
More than three months – payments	(64)	(120)
Three months or less, net	(965)	2,080
Cash dividends paid	(2,032)	(1,879)
Share repurchases – common	–	(4,197)
Share repurchases – preferred	(4)	(4)
Proceeds from exercises of stock options	187	495
Other financing	(26)	–
Excess tax benefits from share-based payment arrangements	16	83

Net Cash Used for Financing Activities	(1,987)	(2,255)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	19	(20)

Net Increase in Cash and Cash Equivalents	1,190	607
Cash and Cash Equivalents – Beginning of year	2,064	910

Cash and Cash Equivalents – End of period	$3,254	$1,517

See accompanying Notes to the Condensed Consolidated Financial Statements .

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	9/5/09	12/27/08
Assets
Current Assets
Cash and cash equivalents	$ 3,254	$ 2,064

Short-term investments	206	213

Accounts and notes receivable, less allowance: 9/09 – $78, 12/08 – $70	5,216	4,683

Inventories
Raw materials	1,333	1,228
Work-in-process	267	169
Finished goods	1,116	1,125

	2,716	2,522

Prepaid expenses and other current assets	1,024	1,324

Total Current Assets	12,416	10,806

Property, Plant and Equipment	23,848	22,552
Accumulated Depreciation	(11,815)	(10,889)

	12,033	11,663

Amortizable Intangible Assets, net	843	732

Goodwill	6,351	5,124
Other Nonamortizable Intangible Assets	1,702	1,128

Nonamortizable Intangible Assets	8,053	6,252

Investments in Noncontrolled Affiliates	4,339	3,883
Other Assets	936	2,658

Total Assets	$38,620	$35,994

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/5/09	12/27/08
Liabilities and Equity
Current Liabilities
Short-term obligations	$511	$369
Accounts payable and other current liabilities	8,141	8,273
Income taxes payable	643	145

Total Current Liabilities	9,295	8,787

Long-term Debt Obligations	7,434	7,858

Other Liabilities	5,713	6,541

Deferred Income Taxes	347	226

Total Liabilities	22,789	23,412

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(142)	(138)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 9/09 and 12/08 – 1,782 shares	30	30
Capital in excess of par value	279	351
Retained earnings	33,077	30,638
Accumulated other comprehensive loss	(4,262)	(4,694)

Less: repurchased common stock, at cost:
9/09 – 223 shares, 12/08 – 229 shares	(13,729)	(14,122)

Total PepsiCo Common Shareholders’ Equity	15,395	12,203

Noncontrolling interests	537	476

Total Equity	15,831	12,582

Total Liabilities and Equity	$38,620	$35,994

See accompanying Notes to the Condensed Consolidated Financial Statements .

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	36 Weeks Ended
	9/5/09		9/6/08
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.5)	(138)	(0.5)	(132)
Redemptions	(0.1)	(4)	–	(4)

Balance, end of period	(0.6)	(142)	(0.5)	(136)

Common Stock	1,782	30	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		351		450
Stock-based compensation expense		159		169
Stock option exercises/RSUs converted(a)		(197)		(228)
Withholding tax on RSUs converted		(34)		(49)

Balance, end of period		279		342

Retained Earnings
Balance, beginning of year		30,638		28,184
SFAS 158 measurement date change				(89)

Adjusted balance, beginning of year				28,095
Net income attributable to PepsiCo		4,512		4,423
Cash dividends declared – common		(2,065)		(1,930)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(7)		(6)

Balance, end of period		33,077		30,581

Accumulated Other Comprehensive Loss
Balance, beginning of year		(4,694)		(952)
SFAS 158 measurement date change				51

Adjusted balance, beginning of year				(901)
Currency translation adjustment		485		(91)
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(76)		8
Reclassification of derivative (gains)/losses to net income		(6)		13
Reclassification of pension and retiree medical losses to net income, net of tax		16		57
Unrealized gains/(losses) on securities, net of tax		12		(19)
Other		1		(12)

Balance, end of period		(4,262)		(945)

Repurchased Common Stock
Balance, beginning of year	(229)	(14,122)	(177)	(10,387)
Share repurchases	–	–	(62)	(4,265)
Stock option exercises	5	306	12	692
Other, primarily RSUs converted	1	87	2	99

Balance, end of period	(223)	(13,729)	(225)	(13,861)

Total Common Shareholders’ Equity		15,395		16,147

Noncontrolling Interests
Balance, beginning of year		476		62
Net income attributable to noncontrolling interests		30		17
Purchase of subsidiary shares from noncontrolling interests, net		80		436
Currency translation adjustment		(41)		1
Other, net		(8)		(5)

Balance, end of period		537		511

Total Equity		$15,831		$16,563

(a)	Includes total tax benefit of $7 million in 2009 and $71 million in 2008.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/5/09	9/6/08	9/5/09	9/6/08
Net Income	$1,733	$1,583	$4,542	$4,440
Other Comprehensive Income
Currency translation adjustment	225	(451)	444	(90)
Reclassification of pension and retiree medical losses to net income, net of tax	6	20	16	57
Cash flow hedges, net of tax:
Net derivative (losses)/gains	(53)	(23)	(76)	8
Reclassification of derivative losses/(gains) to net income	10	4	(6)	13
Unrealized gains/(losses) on securities, net of tax	8	(14)	12	(19)
Other	1	(8)	1	(12)

	197	(472)	391	(43)

Comprehensive Income	1,930	1,111	4,933	4,397
Comprehensive (income)/loss attributable to noncontrolling interests	(37)	(7)	11	(18)

Comprehensive Income Attributable to PepsiCo	$1,893	$1,104	$4,944	$4,379

See accompanying Notes to the Condensed Consolidated Financial Statements .

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of September 5, 2009, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 5, 2009 and September 6, 2008, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 5, 2009 and September 6, 2008 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and in our Current Report on Form 8-K dated August 27, 2009. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the full year.

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

Our share of equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. There were no sales of PBG or PAS stock in the 12 and 36 weeks ended September 5, 2009. Bottling equity income includes pre-tax gains on our sales of PBG and PAS stock of $45 million and $145 million in the 12 and 36 weeks ended September 6, 2008, respectively. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our third quarter results and the months of January through August are reflected in our year-to-date results.

The following information is unaudited. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and our Current Report on Form 8-K dated August 27, 2009, which includes historical segment information on a basis consistent with our current segment reporting structure, and in which we adopted the presentation and disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).

Our Divisions

	12 Weeks Ended		36 Weeks Ended
	9/5/09	9/6/08	9/5/09	9/6/08
Net Revenue
FLNA	$3,198	$3,057	$9,336	$8,737
QFNA	418	391	1,299	1,292
LAF	1,396	1,544	3,641	4,038
PAB	2,656	2,923	7,362	8,163
Europe	1,874	1,913	4,463	4,734
AMEA	1,538	1,416	3,834	3,558

	$11,080	$11,244	$29,935	$30,522

Operating Profit
FLNA	$822	$785	$2,302	$2,153
QFNA	131	134	438	422
LAF	199	225	603	646
PAB	607	662	1,650	1,847
Europe	318	314	673	716
AMEA	297	199	670	543

Total division	2,374	2,319	6,336	6,327
Corporate – net impact of mark-to-market on commodity hedges	29	(176)	191	(119)
Corporate – other	(171)	(152)	(517)	(469)

	$2,232	$1,991	$6,010	$5,739

	Total Assets
	9/5/09	12/27/08
FLNA	$6,385	$6,284
QFNA	1,003	1,035
LAF	3,358	3,023
PAB	7,974	7,673
Europe	9,430	8,840
AMEA	4,595	3,756

Total division	32,745	30,611
Corporate	2,918	2,729
Investments in bottling affiliates	2,957	2,654

	$38,620	$35,994

Intangible Assets

	9/5/09	12/27/08
Amortizable intangible assets, net
Brands	$1,451	$1,411
Other identifiable intangibles	492	360

	1,943	1,771
Accumulated amortization	(1,100)	(1,039)

	$843	$732

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/27/08	Acquisitions	Translation and Other	Balance 9/5/09
FLNA
Goodwill	$277	$6	$17	$300
Brands	–	26	2	28

	277	32	19	328

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	424	2	25	451
Brands	127	–	6	133

	551	2	31	584

PAB
Goodwill	2,355	–	7	2,362
Brands	59	–	–	59

	2,414	–	7	2,421

Europe
Goodwill	1,469	1,291	(190)	2,570
Brands	844	572	(54)	1,362

	2,313	1,863	(244)	3,932

AMEA
Goodwill	424	–	69	493
Brands	98	–	22	120

	522	–	91	613

Total goodwill	5,124	1,299	(72)	6,351
Total brands	1,128	598	(24)	1,702

	$6,252	$1,897	$(96)	$8,053

Stock-Based Compensation

For the 12 weeks, we recognized stock-based compensation expense of $51 million in 2009 and $57 million in 2008. For the 36 weeks, we recognized stock-based compensation expense of $159 million in 2009 and $169 million in 2008. For the 12 weeks in 2009, our grants of stock options and restricted stock units (RSU) were nominal. For the 36 weeks in 2009, we granted 15 million stock options at a weighted-average grant price of $53.02 and 3 million RSUs at a weighted-average grant price of $53.03, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/5/09	9/6/08
Expected life	6 yrs.	6 yrs.
Risk free interest rate	2.8%	2.9%
Expected volatility(a)	17%	16%
Expected dividend yield	3.0%	1.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/5/09	9/6/08	9/5/09	9/6/08	9/5/09	9/6/08
	U.S.		International
Service cost	$55	$57	$11	$16	$11	$10
Interest cost	86	86	20	23	18	19
Expected return on plan assets	(107)	(96)	(25)	(29)	–	–
Amortization of prior service cost/(benefit)	3	4	–	–	(4)	(3)
Amortization of experience loss	26	13	2	5	3	2

	63	64	8	15	28	28
Curtailment gain	(1)	–	–	–	–	–

Total expense	$62	$64	$8	$15	$28	$28

	36 Weeks Ended
	Pension				Retiree Medical
	9/5/09	9/6/08	9/5/09	9/6/08	9/5/09	9/6/08
	U.S.		International
Service cost	$165	$171	$30	$44	$31	$30
Interest cost	258	258	53	63	56	57
Expected return on plan assets	(320)	(288)	(67)	(80)	–	–
Amortization of prior service cost/ (benefit)	8	12	1	1	(12)	(9)
Amortization of experience loss	77	39	5	14	8	6

	188	192	22	42	83	84
Curtailment gain	(3)	–	–	–	–	–

Total expense	$185	$192	$22	$42	$83	$84

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/5/09		9/6/08
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,717		$1,576
Preferred shares:
Dividends	–		–
Redemption premium	(1)		(2)

Net income available for PepsiCo common shareholders	$1,716	1,558	$1,574	1,564

Basic net income attributable to PepsiCo per common share	$1.10		$1.01

Net income available for PepsiCo common shareholders	$1,716	1,558	$1,574	1,564
Dilutive securities:
Stock options and RSUs(b)	–	18	–	28
ESOP convertible preferred stock	1	1	2	1

Diluted	$1,717	1,577	$1,576	1,593

Diluted net income attributable to PepsiCo per common share	$1.09		$0.99

	36 Weeks Ended
	9/5/09		9/6/08
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$4,512		$4,423
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(3)		(4)

Net income available for PepsiCo common shareholders	$4,508	1,557	$4,418	1,582

Basic net income attributable to PepsiCo per common share	$2.90		$2.79

Net income available for PepsiCo common shareholders	$4,508	1,557	$4,418	1,582
Dilutive securities:
Stock options and RSUs(b)	–	15	–	29
ESOP convertible preferred stock	4	1	5	1

Diluted	$4,512	1,573	$4,423	1,612

Diluted net income attributable to PepsiCo per common share	$2.87		$2.74

(a)	Weighted-average common shares outstanding.

(b)

Options to purchase 31 million and 47 million shares, respectively, for the 12 and 36 weeks in 2009 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 36 weeks in 2009 had average exercise prices of $64.02 and $60.43, respectively. Options to purchase 12 million and 4 million shares, respectively, for the 12 and 36 weeks in 2008 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $68.86 and $71.94, respectively.

Debt Obligations

In the first quarter of 2009, we issued $1.0 billion of senior unsecured notes, bearing interest at 3.75% per year and maturing in 2014. We used the proceeds from the issuance of these notes for general corporate purposes.

As of September 5, 2009, short-term obligations totaled $0.5 billion, of which $0.2 billion was comprised of commercial paper.

In the third quarter of 2009, we entered into a new 364-day unsecured revolving credit agreement which enables us to borrow up to $1.975 billion, subject to customary terms and conditions, and expires in June 2010. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2011. This agreement replaced a $1.8 billion 364-day unsecured revolving credit agreement we entered into during the fourth quarter of 2008. Funds borrowed under this agreement may be used to repay outstanding commercial paper issued by us or our subsidiaries and for other general corporate purposes, including working capital, capital investments and acquisitions. This agreement is in addition to our existing $2.0 billion unsecured revolving credit agreement which expires in 2012. Our lines of credit remain unused as of September 5, 2009.

We have received commitment letters pursuant to which, subject to the conditions set forth therein, a group of lenders have committed to provide up to $4.0 billion of loans under a bridge facility. The bridge facility will be available to us, as the borrower, on a revolving basis for a period of 364 days from the closing date of the Mergers (as defined in Acquisition of Common Stock of PBG and PAS). The bridge loans, if required, will be used to finance a portion of the purchase price for the Mergers and to pay related fees and expenses. We will be required to prepay the bridge loans under specified circumstances, including upon specified non-ordinary course asset sales, specified incurrences of debt, and equity issuances by us or our subsidiaries and upon the issuance of debt securities for the purpose of refinancing the bridge facility. Documentation governing the bridge facility has not been finalized. Accordingly, the actual terms of these financing arrangements may differ from those described herein.

Supplemental Cash Flow Information

	36 Weeks Ended
	9/5/09	9/6/08
Interest paid	$319	$257
Income taxes paid, net of refunds	$541	$747
Acquisitions:
Fair value of assets acquired	$557	$2,624
Cash paid	(266)	(1,707)

Liabilities and noncontrolling interests assumed	$291	$917

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

In the 36 weeks ended September 5, 2009, we incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with this program. These charges were recorded in selling, general and administrative expenses. These initiatives were completed in the second quarter of 2009, and substantially all cash payments related to these charges are expected to be paid by 2010.

A summary of our restructuring and impairment charges in 2009 is as follows:

	36 Weeks Ended
	Severance and Other Employee Costs(a)	Other Costs	Total
FLNA	$–	$2	$2
QFNA	–	1	1
LAF	3	–	3
PAB	6	10	16
Europe	1	–	1
AMEA	7	6	13

	$17	$19	$36

(a)	Primarily reflects termination costs for approximately 410 employees.

A summary of our restructuring and impairment activity is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 27, 2008	$134	$64	$198
2009 restructuring and impairment charges	17	19	36
Cash payments	(116)	(67)	(183)
Currency translation and other	(4)	15	11

Liability as of September 5, 2009	$31	$31	$62

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $116 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $169 million as of September 5, 2009 and $287 million as of September 6, 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $319 million as of September 5, 2009 and $682 million as of September 6, 2008.

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

Our foreign currency derivatives had a total face value of $1.3 billion as of September 5, 2009 and $2.0 billion as of September 6, 2008. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Our interest rate and cross currency swaps are generally entered into concurrently with the issuance of the debt that they modified. The notional amount, interest payment and maturity date of the interest rate and cross currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to the forecasted debt transactions.

In the second quarter of 2009, we entered into a $1.0 billion interest rate swap, maturing in 2013, to effectively convert the interest rate on existing debt from a fixed rate of 4.65% to a variable rate based on LIBOR. The terms of the swap match the terms of the debt it modifies.

The notional amounts of the interest rate derivative instruments outstanding as of September 5, 2009 and September 6, 2008 were $5.25 billion and $2.75 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $4 million related to cash flow hedges from accumulated other comprehensive loss into net income.

At September 5, 2009, approximately 56% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows:

	September 5, 2009
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$60	$60	$–	$–
Short-term investments – index funds(c)	$111	$111	$–	$–
Derivatives designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$18	$–	$18	$–
Interest rate derivatives(e)	202	–	202	–
Prepaid forward contracts(f)	43	–	43	–
Commodity contracts – other(g)	3	–	3	–

	$266	$–	$266	$–
Derivatives not designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$7	$–	$7	$–
Commodity contracts – other(g)	5	–	5	–

	$12	$–	$12	$–

Total asset derivatives at fair value	$278	$–	$278	$–

Total assets at fair value	$449	$171	$278	$–

Liabilities(a)
Deferred compensation(h)	$452	$107	$345	$–
Derivatives designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$30	$–	$30	$–
Interest rate derivatives(e)	67	–	67	–
Commodity contracts – other(g)	14	–	14	–
Commodity contracts – futures(i)	49	49	–	–

	$160	$49	$111	$–
Derivatives not designated as hedging instruments under SFAS 133:
Forward exchange contracts(d)	$4	$–	$4	$–
Commodity contracts – other(g)	109	–	109	–
Commodity contracts – futures(i)	19	19	–	–

	$132	$19	$113	$–

Total liability derivatives at fair value	$292	$68	$224	$–

Total liabilities at fair value	$744	$175	$569	$–

(a)	Financial assets are classified on our balance sheet as other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet as other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on the LIBOR index and recently reported transactions in the marketplace.

(f)	Based primarily on the price of our common stock.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

(i)	Based on average prices on futures exchanges.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below for the 12 and 36 weeks ended September 5, 2009.

	12 Weeks Ended
	Gains Recognized in Income Statement	Losses Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non- designated Hedges
Forward exchange contracts(a)	$(32)
Commodity contracts(a)	(29)
Interest rate derivatives(b)	(93)
Prepaid forward contracts(a)	(2)

Total	$(156)

Cash Flow Hedges
Forward exchange contracts(c)		$16	$(10)
Commodity contracts(c)		20	25
Interest rate derivatives(b)		66	–

Total		$102	$15

	36 Weeks Ended
	(Gains)/Losses Recognized in Income Statement	Losses Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non- designated Hedges
Forward exchange contracts(a)	$(31)
Commodity contracts(a)	(191)
Interest rate derivatives(b)	171
Prepaid forward contracts(a)	(2)

Total	$(53)

Cash Flow Hedges
Forward exchange contracts(c)		$67	$(62)
Commodity contracts(c)		14	58
Interest rate derivatives(b)		66	–

Total		$147	$(4)

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

The fair value of our debt obligations as of September 5, 2009 was $8.7 billion, based upon prices of similar instruments in the marketplace.

The table above excludes guarantees, including our guarantee aggregating $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $29 million at September 5, 2009 based on our estimate of the cost to us of transferring the liability to an independent financial institution.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to improve, simplify and converge internationally the accounting for business combinations. SFAS 141R continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. We adopted the provisions of SFAS 141R as of the beginning of our 2009 fiscal year and the adoption did not have a material impact on our financial statements. However, SFAS 141R changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Additionally, under SFAS 141R, transaction costs are now expensed rather than capitalized. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. We adopted the provisions of SFAS 165 in the third quarter of 2009. We evaluated subsequent events through October 8, 2009, the date the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to our financial statements.

Acquisition of Common Stock of PBG and PAS

On August 3, 2009, we entered into an Agreement and Plan of Merger with PBG and Pepsi-Cola Metropolitan Bottling Company, Inc. (Metro), our wholly-owned subsidiary (the PBG Merger Agreement) and a separate Agreement and Plan of Merger with PAS and Metro (the PAS Merger Agreement).

The PBG Merger Agreement provides that, upon the terms and subject to the conditions set forth in the PBG Merger Agreement, PBG will be merged with and into Metro (the PBG Merger), with Metro continuing as the surviving corporation and our wholly owned subsidiary. At the effective time of the PBG Merger, each share of PBG common stock outstanding immediately prior to the effective time not held by us or any of our subsidiaries will be converted into the right to receive either 0.6432 of a share of PepsiCo common stock or, at the election of the holder, $36.50 in cash, without interest, and in each case subject to proration procedures which provide that we will pay cash for a number of shares equal to 50% of the PBG common stock outstanding immediately prior to the effective time of the PBG Merger not held by us or any of our subsidiaries and issue shares of PepsiCo common stock for the remaining 50% of such shares. Each share of PBG common stock held by PBG as treasury stock, held by us or held by Metro, and each share of PBG Class B common stock held by us or Metro, in each case immediately prior to the effective time of the PBG Merger, will be canceled, and no payment will be made with respect thereto. Each share of PBG common stock and PBG Class B common stock owned by any subsidiary of ours other than Metro immediately prior to the effective time of the PBG Merger will automatically be converted into the right to receive 0.6432 of a share of PepsiCo common stock.

The PAS Merger Agreement provides that, upon the terms and subject to the conditions set forth in the PAS Merger Agreement, PAS will be merged with and into Metro (the PAS Merger, and together with the PBG Merger, the Mergers), with Metro continuing as the surviving corporation and our wholly owned subsidiary. At the effective time of the PAS Merger, each share of PAS common stock outstanding immediately prior to the effective time not held by us or any of our subsidiaries will be converted into the right to receive either 0.5022 of a share of PepsiCo common stock or, at the election of the holder, $28.50 in cash, without interest, and in each case subject to proration procedures which provide that we will pay cash for a number of shares equal to 50% of the PAS common stock outstanding immediately prior to the effective time of the PAS Merger not held by us or any of our subsidiaries and issue shares of PepsiCo common stock for the remaining 50% of such shares. Each share of PAS common stock held by PAS as treasury stock, held by us or held by Metro, in each case, immediately prior to the effective time of the PAS Merger, will be canceled, and no payment will be made with respect thereto. Each share of PAS common stock owned by any subsidiary of ours other than Metro immediately prior to the effective time of the PAS Merger will automatically be converted into the right to receive 0.5022 of a share of PepsiCo common stock.

Consummation of each of the Mergers is subject to various conditions, including, in the case of the PBG Merger, the adoption of the PBG Merger Agreement by PBG’s stockholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals, and, in the case of the PAS Merger, the adoption of the PAS Merger Agreement by PAS’s stockholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals. In addition, consummation of the PAS Merger is subject to the satisfaction of specified conditions in the PBG Merger Agreement to the extent they relate to antitrust and competition laws. Consummation of the Mergers is not subject to a financing condition.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, to improve, simplify and converge internationally the accounting for business combinations. SFAS 141R continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. We adopted the provisions of SFAS 141R as of the beginning of our 2009 fiscal year and the adoption did not have a material impact on our financial statements. However, SFAS 141R changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Additionally, under SFAS 141R, transaction costs are now expensed rather than capitalized. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters.

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

In May 2009, the FASB issued SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. We adopted the provisions of SFAS 165 in the third quarter of 2009. We evaluated subsequent events through October 8, 2009, the date the financial statements were issued, and determined there have been no events that have occurred that would require adjustments to our financial statements.

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

Our operations outside of the United States generate approximately 45% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended September 5, 2009, unfavorable foreign currency impacted net revenue performance by 6 percentage points, primarily due to depreciation of the Mexican peso, British pound, euro and Brazilian real. During the 36 weeks ended September 5, 2009, unfavorable foreign currency impacted net revenue performance by 7 percentage points, primarily due to depreciation of the Mexican peso, British pound, euro and Canadian dollar. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

In addition, we continue to use the official exchange rate to translate the financial statements of our snack and beverage businesses in Venezuela. It is expected that Venezuela will be designated a hyperinflationary economy no later than the beginning of our 2010 fiscal year. Additionally, the Venezuelan government may change the official exchange rate. If Venezuela is designated as a hyperinflationary economy and there is a devaluation of the official rate, our financial results will be negatively impacted. In the 12 and 36 weeks ended September 5, 2009, our operations in Venezuela generated less than 2% of our net revenue.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. See Financial Instruments in the Notes to the Condensed Consolidated Financial Statements for further discussion of our derivative instruments, including their fair value as of September 5, 2009.

Cautionary statements included below in Item 1A. Risk Factors, in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.1 to our Current Report on Form 8-K dated August 27, 2009 should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	12 Weeks Ended		36 Weeks Ended
	9/5/09	9/6/08	9/5/09	9/6/08
Operating profit
Mark-to-market net gains/(losses)	$29	$(176)	$191	$(119)
Restructuring and impairment charges	$–	$–	$(36)	$–
PBG/PAS merger costs	$(1)	$–	$(1)	$–
Bottling equity income
PBG/PAS merger costs	$(8)	$–	$(8)	$–
Net income attributable to PepsiCo
Mark-to-market net gains/(losses)	$19	$(112)	$124	$(76)
Restructuring and impairment charges	$–	$–	$(29)	$–
PBG/PAS merger costs	$(8)	$–	$(8)	$–
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains/(losses)	$0.01	$(0.07)	$0.08	$(0.05)
Restructuring and impairment charges	$–	$–	$(0.02)	$–
PBG/PAS merger costs	$(0.01)	$–	$(0.01)	$–

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

For the 12 weeks ended September 5, 2009, we recognized $29 million ($19 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. For the 36 weeks ended September 5, 2009, we recognized $191 million ($124 million after-tax or $0.08 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

For the 12 weeks ended September 6, 2008, we recognized $176 million ($112 million after-tax or $0.07 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. For the 36 weeks ended September 6, 2008, we recognized $119 million ($76 million after-tax or $0.05 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

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

In the 36 weeks ended September 5, 2009, we incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with this program. These initiatives were completed in the second quarter of 2009.

PBG/PAS Merger Costs

In the third quarter of 2009, we incurred $1 million of costs associated with the proposed mergers with PBG and PAS, as well as an additional $8 million of costs, representing our share of the respective merger costs of PBG and PAS, recorded in bottling equity income. In total, these costs had an after-tax impact of $8 million or $0.01 per share.

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended September 5, 2009, total servings increased 1%, as worldwide beverages increased 0.5% and worldwide snacks increased 2%. For the 36 weeks ended September 5, 2009, total servings increased slightly, as worldwide beverages decreased slightly and worldwide snacks increased 1%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. A portion of our volume is sold by our bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our shipments to retailers and independent distributors. As disclosed in our Current Report on Form 8-K dated August 27, 2009, beginning in the first quarter of 2009, we report BCS volume for PepsiCo Beverages North America on a period basis, rather than on a monthly basis. We continue to report our international beverage volume on a monthly basis. Our third quarter includes beverage volume outside of North America for June, July and August. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Total net revenue	$11,080	$11,244	(1.5)%	$29,935	$30,522	(2)%

Operating profit
FLNA	$822	$785	5%	$2,302	$2,153	7%
QFNA	131	134	(1)%	438	422	4%
LAF	199	225	(11)%	603	646	(7)%
PAB	607	662	(8)%	1,650	1,847	(11)%
Europe	318	314	1%	673	716	(6)%
AMEA	297	199	49%	670	543	23%
Corporate – net impact of mark-to-market on commodity hedges	29	(176)	n/m	191	(119)	n/m
Corporate – other	(171)	(152)	13%	(517)	(469)	10%

Total operating profit	$2,232	$1,991	12%	$6,010	$5,739	5%

Total operating profit margin	20.1%	17.7%	2.4	20.1%	18.8%	1.3

n/m = not meaningful

See Results of Operations – Division Review for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

Total operating profit increased 12% and operating margin increased 2.4 percentage points. The net favorable mark-to-market impact of our commodity hedges contributed 10 percentage points to operating profit growth. Foreign currency negatively impacted operating profit growth by 7 percentage points and was partially offset by the impact of acquisitions, which contributed 4.5 percentage points to the operating profit growth.

Other corporate unallocated expenses increased 13%, primarily reflecting deferred compensation losses, compared to gains in the prior year. The deferred compensation losses are offset (as an increase to interest income) by gains on investments used to economically hedge these costs.

36 Weeks

Total operating profit increased 5% and operating margin increased 1.3 percentage points. The net favorable mark-to-market impact of our commodity hedges contributed 5 percentage points to operating profit growth and was partially offset by nearly 1 percentage point from the restructuring and impairment charges related to our Productivity for Growth program. Foreign currency negatively impacted operating profit growth by 7 percentage points and was partially offset by the impact of acquisitions, which contributed 2 percentage points to the operating profit growth.

Other corporate unallocated expenses increased 10%, primarily reflecting deferred compensation losses, compared to gains in the prior year. The deferred compensation losses are offset (as an increase to interest income) by gains on investments used to economically hedge these costs.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Bottling equity income	$146	$201	(27)%	$290	$439	(34)%
Interest expense, net	$(70)	$(59)	$(11)	$(241)	$(152)	$(89)
Tax rate	24.9%	25.8%		25.0%	26.3%
Net income attributable to PepsiCo	$1,717	$1,576	9%	$4,512	$4,423	2%
Net income attributable to PepsiCo per common share – diluted	$1.09	$0.99	10%	$2.87	$2.74	5%

12 Weeks

Bottling equity income decreased 27%, primarily reflecting pre-tax gains on our sales of PBG and PAS stock in the prior year.

Net interest expense increased $11 million, primarily reflecting lower average rates on our investment balances and higher average debt balances. This increase was partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.

The tax rate decreased 0.9 percentage points compared to the prior year, primarily due to the favorable resolution of certain foreign tax matters and certain deferred tax adjustments recorded in the current quarter.

Net income attributable to PepsiCo increased 9% and net income attributable to PepsiCo per common share increased 10%. The favorable net mark-to-market impact of our commodity hedges was partially offset by PBG/PAS merger costs. These items affecting comparability increased net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 8 percentage points. Net income attributable to PepsiCo per common share was also favorably impacted by share repurchases in the prior year.

36 Weeks

Bottling equity income decreased 34%, primarily reflecting pre-tax gains on our sales of PBG and PAS stock in the prior year.

Net interest expense increased $89 million, primarily reflecting higher average debt balances and lower average rates on our investment balances. This increase was partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.

The tax rate decreased 1.3 percentage points compared to the prior year, primarily due to the favorable resolution of certain foreign tax matters, lower taxes on foreign results in the current year and certain deferred tax adjustments recorded in the current quarter.

Net income attributable to PepsiCo increased 2% and net income attributable to PepsiCo per common share increased 5%. The favorable net mark-to-market impact of our commodity hedges was partially offset by restructuring and impairment charges related to our Productivity for Growth program and PBG/PAS merger costs. These items affecting comparability increased net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 4 percentage points. Net income attributable to PepsiCo per common share was also favorably impacted by share repurchases in the prior year.

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

Furthermore, in the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions” reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Net Revenue 12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
September 5, 2009	$3,198	$418	$1,396	$2,656	$1,874	$1,538	$11,080
September 6, 2008	$3,057	$391	$1,544	$2,923	$1,913	$1,416	$11,244
% Impact of:
Volume(a)	2%	8%	(3.5)%	(8)%	(0.5)%	10%	(0.5)%
Effective net pricing(b)	3	–	12	1	2	2	3
Foreign exchange	(1)	(1)	(19)	(2)	(14)	(4.5)	(6)
Acquisitions	–	–	0.5	–	10	1	2

% Change(c)	5%	7%	(10)%	(9)%	(2)%	9%	(1.5)%

Net Revenue 36 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
September 5, 2009	$9,336	$1,299	$3,641	$7,362	$4,463	$3,834	$29,935
September 6, 2008	$8,737	$1,292	$4,038	$8,163	$4,734	$3,558	$30,522
% Impact of:
Volume(a)	1%	1%	(3)%	(7)%	(3)%	8%	(1)%
Effective net pricing(b)	7	1	13	(1)	5	5	5
Foreign exchange	(1)	(2)	(21)	(2)	(18)	(7)	(7)
Acquisitions	–	–	–	–	11	1.5	2

% Change(c)	7%	1%	(10)%	(10)%	(6)%	8%	(2)%

(a)

Excludes the impact of acquisitions. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Net revenue	$3,198	$3,057	5	$9,336	$8,737	7
Operating profit	$822	$785	5	$2,302	$2,153	7
Impact of restructuring and impairment charges	–	–		2	–

Operating profit, excluding restructuring and impairment charges	$822	$785	5	$2,304	$2,153	7

12 Weeks

Net revenue grew 5% and pound volume increased 3%. The volume increase primarily reflects high-single-digit growth in trademark Lay’s, as well as double-digit growth from our Sabra joint venture. Net revenue growth also benefited from effective net pricing. Foreign currency reduced net revenue growth by 1 percentage point.

Operating profit grew 5%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Foreign currency adversely impacted operating profit growth by almost 1 percentage point.

36 Weeks

Net revenue grew 7% and pound volume increased 2%. The volume increase reflects high-single-digit growth in dips, double-digit growth from our Sabra joint venture and low-single-digit growth in trademark Lay’s. Net revenue growth also benefited from effective net pricing. Foreign currency reduced net revenue growth by over 1 percentage point.

Operating profit grew 7%, primarily reflecting the net revenue growth. Operating profit growth was adversely impacted by higher commodity costs, as well as the absence of a favorable casualty insurance actuarial adjustment recorded in the prior year. Foreign currency adversely impacted operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Net revenue	$418	$391	7	$1,299	$1,292	1
Operating profit	$131	$134	(1)	$438	$422	4
Impact of restructuring and impairment charges	–	–		1	–

Operating profit, excluding restructuring and impairment charges	$131	$134	(1)	$439	$422	4

12 Weeks

Net revenue increased 7% and volume increased 8%, reflecting favorable comparisons to the prior year due to the Cedar Rapids flood that occurred at the end of the second quarter in 2008. The volume increase primarily reflects a double-digit increase in ready-to-eat cereals. Unfavorable foreign currency reduced net revenue growth by 1 percentage point.

Operating profit declined 1%, as revenue gains were more than offset by the absence of business disruption insurance recoveries, recorded in the prior year, associated with the Cedar Rapids flood.

36 Weeks

Net revenue and volume each increased 1%. The volume increase reflects double-digit growth in ready-to-eat cereals, largely offset by a low-single-digit decline in Oatmeal and a double-digit decline in trademark Roni. Favorable net pricing, driven by price increases taken last year, was partially offset by unfavorable mix. Unfavorable foreign currency reduced net revenue growth by almost 2 percentage points.

Operating profit increased 4%, primarily reflecting the net revenue growth. The impact of the final insurance settlement gain in the first quarter of 2009 related to the Cedar Rapids flood was offset by the related business disruption insurance recoveries recorded in the prior year. Unfavorable foreign currency reduced operating profit growth by 1 percentage point.

Latin America Foods

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Net revenue	$1,396	$1,544	(10)	$3,641	$4,038	(10)
Operating profit	$199	$225	(11)	$603	$646	(7)
Impact of restructuring and impairment charges	–	–		3	–

Operating profit, excluding restructuring and impairment charges	$199	$225	(11)	$606	$646	(6)

12 Weeks

Volume declined 3%, largely reflecting pricing actions to cover commodity inflation. The volume performance reflects mid-single-digit declines at Gamesa in Mexico, Sabritas in Mexico and in Brazil.

Net revenue declined 10%, primarily reflecting an unfavorable foreign currency impact of 19 percentage points. Favorable effective net pricing was partially offset by the volume declines.

Operating profit declined 11%, driven by unfavorable foreign currency which reduced operating profit by 22 percentage points. Favorable effective net pricing was partially offset by higher commodity costs. Operating profit was negatively impacted by 5 percentage points due to certain items, primarily a favorable insurance recovery in the prior year.

36 Weeks

Volume declined 3%, largely reflecting pricing actions to cover commodity inflation. A mid-single-digit decline at Sabritas in Mexico and a low-single-digit decline at Gamesa in Mexico was partially offset by low-single-digit growth in Brazil.

Net revenue declined 10%, primarily reflecting an unfavorable foreign currency impact of 21 percentage points. Favorable effective net pricing was partially offset by the volume declines.

Operating profit declined 7%, driven by unfavorable foreign currency which reduced operating profit by 24 percentage points. Favorable effective net pricing was partially offset by higher commodity costs. Operating profit was negatively impacted by almost 2 percentage points due to certain items, primarily a favorable insurance recovery in the prior year.

PepsiCo Americas Beverages

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Net revenue	$2,656	$2,923	(9)	$7,362	$8,163	(10)
Operating profit	$607	$662	(8)	$1,650	$1,847	(11)
Impact of restructuring and impairment charges	–	–		16	–

Operating profit, excluding restructuring and impairment charges	$607	$662	(8)	$1,666	$1,847	(10)

12 Weeks

BCS volume declined 6%, reflecting continued softness in the North America liquid refreshment beverage category.

In North America, non-carbonated beverage volume declined 11%, primarily driven by double-digit declines in Gatorade sports drinks and in our base Aquafina water business. CSD volumes declined 5%.

Net revenue declined 9%, primarily reflecting the volume declines. Unfavorable foreign currency contributed 2 percentage points to the net revenue decline.

Operating profit declined 8%, primarily reflecting the net revenue performance. Unfavorable foreign currency contributed 3 percentage points to the decline.

36 Weeks

BCS volume declined 6%, reflecting continued softness in the North America liquid refreshment beverage category.

In North America, non-carbonated beverage volume declined 13%, primarily driven by double-digit declines in Gatorade sports drinks and in our base Aquafina water business. CSD volumes declined 4%.

Net revenue declined 10%, primarily reflecting the volume declines. Unfavorable foreign currency contributed 2 percentage points to the net revenue decline.

Operating profit declined 11%, primarily reflecting the net revenue performance. Unfavorable foreign currency contributed over 3 percentage points to the decline. Operating profit was also negatively impacted by 1 percentage point from charges recorded earlier this year related to our Productivity for Growth program.

Europe

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Net revenue	$1,874	$1,913	(2)	$4,463	$4,734	(6)
Operating profit	$318	$314	1	$673	$716	(6)
Impact of restructuring and impairment charges	–	–		1	–

Operating profit, excluding restructuring and impairment charges	$318	$314	1	$674	$716	(6)

12 Weeks

Snacks volume declined 1%, reflecting continued macroeconomic challenges and planned weight outs in response to higher input costs. A double-digit decline in Turkey and mid-single-digit declines at Walkers in the United Kingdom and in Spain were partially offset by mid-single-digit growth in Russia and a low-single-digit increase in France. Our acquisition in the fourth quarter of 2008 of a snacks company in Serbia positively contributed almost 3 percentage points to the volume performance.

Beverage volume grew 9%, primarily reflecting our acquisition of Lebedyansky in Russia in the fourth quarter of 2008 which contributed nearly 10 percentage points to volume growth. A double-digit increase in Germany and a high-single-digit increase in Turkey were more than offset by double-digit declines in Russia and the Ukraine.

Net revenue declined 2%, reflecting adverse foreign currency which contributed 14 percentage points to the decline, partially offset by acquisitions which positively contributed 10 percentage points to net revenue performance.

Operating profit grew 1%, reflecting acquisitions which contributed 6 percentage points to operating profit growth, offset by foreign currency which reduced operating profit growth by 17 percentage points.

36 Weeks

Snacks volume declined 1%, reflecting continued macroeconomic challenges and planned weight outs in response to higher input costs. High-single-digit declines in Spain and Turkey and a double-digit decline in Poland were partially offset by mid-single-digit growth in Russia. Additionally, Walkers in the United Kingdom declined at a low-single-digit rate. Our acquisition in the fourth quarter of 2008 of a snacks company in Serbia positively contributed 3 percentage points to the volume performance.

Beverage volume grew 5.5%, primarily reflecting our acquisition of Lebedyansky in Russia in the fourth quarter of 2008 which contributed 11 percentage points to volume growth. Mid-single-digit increases in Germany and Poland and a low-single digit increase in the United Kingdom were more than offset by double-digit declines in Russia and the Ukraine.

Net revenue declined 6%, reflecting adverse foreign currency which contributed 18 percentage points to the decline, partially offset by acquisitions which positively contributed 11 percentage points to net revenue performance.

Operating profit declined 6%, reflecting adverse foreign currency which contributed 21 percentage points to the decline, partially offset by acquisitions which positively contributed 7 percentage points to operating profit performance.

Asia, Middle East & Africa

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/09	9/6/08	Change	9/5/09	9/6/08	Change
Net revenue	$1,538	$1,416	9	$3,834	$3,558	8
Operating profit	$297	$199	49	$670	$543	23
Impact of restructuring and impairment charges	–	–		13	–

Operating profit, excluding restructuring and impairment charges	$297	$199	49	$683	$543	26

12 Weeks

Snacks volume grew 8%, reflecting broad-based increases driven by double-digit growth in South Africa and India, partially offset by a low-single-digit decline in Australia. Additionally, the Middle East and China each grew at a low-single-digit rate. The net impact of acquisitions and divestitures contributed nearly 2 percentage points to the snacks volume growth.

Beverage volume grew 9%, reflecting broad-based increases driven by double-digit growth in India and Pakistan. Additionally, the Middle East grew at a low-single-digit rate and China grew at a mid-single-digit rate. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 9%, reflecting volume growth and favorable effective net pricing. Foreign currency reduced net revenue growth by 4.5 percentage points and the net impact of acquisitions and divestitures contributed 1 percentage point to the net revenue growth.

Operating profit grew 49%, reflecting the net revenue growth. The net impact of acquisitions and divestitures contributed 34 percentage points to operating profit growth and included a one-time gain associated with the contribution of our snacks business in Japan to form a joint venture with Calbee Foods Company (Calbee), the snacks market leader in Japan. Foreign currency reduced operating profit growth by 3.5 percentage points.

36 Weeks

Snacks volume grew 6%, reflecting broad-based increases driven by high-single-digit growth in the Middle East and India, partially offset by a low-single-digit decline in China. Additionally, Australia grew at a low-single-digit rate and South Africa grew at a mid-single-digit rate. The net impact of acquisitions and divestitures contributed nearly 1 percentage point to the snacks volume growth.

Beverage volume grew 9%, reflecting broad-based increases driven by double-digit growth in India and Pakistan. Additionally, China and the Middle East each grew at a mid-single-digit rate. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 8%, reflecting volume growth and favorable effective net pricing. Foreign currency reduced net revenue growth by 7 percentage points and the net impact of acquisitions and divestitures contributed 1.5 percentage points to the net revenue growth.

Operating profit grew 23%, reflecting the net revenue growth. The net impact of acquisitions and divestitures contributed 12 percentage points to operating profit growth and included the one-time gain associated with the contribution of our snacks business in Japan to form a joint venture with Calbee, the snacks market leader in Japan. Foreign currency reduced operating profit growth by 5 percentage points. Operating profit growth was negatively impacted by over 2 percentage points from charges recorded earlier this year related to our Productivity for Growth program.

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

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends from our snack and beverage operations in Venezuela outside of the country. As of the end of the third quarter, our operations in Venezuela comprised 9% of our cash and cash equivalents balance.

Operating Activities

During the 36 weeks, net cash provided by operating activities was $4.4 billion, reflecting a $1.0 billion ($0.6 billion after-tax) discretionary pension contribution to our U.S. pension plans and $183 million of restructuring payments related to our Productivity for Growth program. Operating cash flow also reflected net favorable working capital comparisons to the prior year.

Investing Activities

During the 36 weeks, net cash used for investing activities was $1.2 billion, primarily reflecting $1.1 billion of capital spending. We expect to invest about $2.1 billion in net capital spending in 2009, which excludes the potential impact of the proposed transactions with PBG and PAS.

Financing Activities

During the 36 weeks, net cash used for financing activities was $2.0 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments of $2.0 billion. Net repayments of short-term borrowings of $1.0 billion were offset by net proceeds from issuances of long-term debt of $0.9 billion and stock option proceeds of $0.2 billion.

In the second quarter of 2009, our Board of Directors approved a 6% increase in the annual dividend from $1.70 to $1.80 per share.

During the 36 weeks, we did not repurchase shares, and we do not anticipate repurchasing shares during the fourth quarter of 2009.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value, and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items, including the impact of a discretionary pension contribution in the first quarter of 2009, net of tax, and restructuring-related cash payments in 2009 and 2008 in evaluating management operating cash flow. We believe investors should consider these items in evaluating our 2009 and 2008 management operating cash flow results. The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our management operating cash flow excluding the impact of the above items.

	36 Weeks Ended
	9/5/09	9/6/08
Net cash provided by operating activities	$4,403	$4,658
Capital spending	(1,138)	(1,399)
Sales of property, plant and equipment	33	85

Management operating cash flow	3,298	3,344
Discretionary pension contribution (after-tax)	640	–
Restructuring payments	183	24

Management operating cash flow excluding above items	$4,121	$3,368

See Item 1A. Risk Factors below and Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and “Our Business Risks” above and in our revised Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.1 to our Current Report on Form 8-K dated August 27, 2009 for certain factors that may impact our operating cash flows.

Debt Obligations

See Debt Obligations in the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Common Stock of PBG and PAS

On August 3, 2009, we entered into the PBG Merger Agreement and the PAS Merger Agreement.

The PBG Merger Agreement provides that, upon the terms and subject to the conditions set forth in the PBG Merger Agreement, PBG will be merged with and into Metro (the PBG Merger), with Metro continuing as the surviving corporation and our wholly owned subsidiary. At the effective time of the PBG Merger, each share of PBG common stock outstanding immediately prior to the effective time not held by us or any of our subsidiaries will be converted into the right to receive either 0.6432 of a share of PepsiCo common stock or, at the election of the holder, $36.50 in cash, without interest, and in each case subject to proration procedures which provide that we will pay cash for a number of shares equal to 50% of the PBG common stock outstanding immediately prior to the effective time of the PBG Merger not held by us or any of our subsidiaries and issue shares of PepsiCo common stock for the remaining 50% of such shares. Each share of PBG common stock held by PBG as treasury stock, held by us or held by Metro, and each share of PBG Class B common stock held by us or Metro, in each case immediately prior to the effective time of the PBG Merger, will be canceled, and no payment will be made with respect thereto. Each share of PBG common stock and PBG Class B common stock owned by any subsidiary of ours other than Metro immediately prior to the effective time of the PBG Merger will automatically be converted into the right to receive 0.6432 of a share of PepsiCo common stock.

The PAS Merger Agreement provides that, upon the terms and subject to the conditions set forth in the PAS Merger Agreement, PAS will be merged with and into Metro (the PAS Merger, and together with the PBG Merger, the Mergers), with Metro continuing as the surviving corporation and our wholly owned subsidiary. At the effective time of the PAS Merger, each share of PAS common stock outstanding immediately prior to the effective time not held by us or any of our subsidiaries will be converted into the right to receive either 0.5022 of a share of PepsiCo common stock or, at the election of the holder, $28.50 in cash, without interest, and in each case subject to proration procedures which provide that we will pay cash for a number of shares equal to 50% of the PAS common stock outstanding immediately prior to the effective time of the PAS Merger not held by us or any of our subsidiaries and issue shares of PepsiCo common stock for the remaining 50% of such shares. Each share of PAS common stock held by PAS as treasury stock, held by us or held by Metro, in each case, immediately prior to the effective time of the PAS Merger, will be canceled, and no payment will be made with respect thereto. Each share of PAS common stock owned by any subsidiary of ours other than Metro immediately prior to the effective time of the PAS Merger will automatically be converted into the right to receive 0.5022 of a share of PepsiCo common stock.

Consummation of each of the Mergers is subject to various conditions, including, in the case of the PBG Merger, the adoption of the PBG Merger Agreement by PBG’s stockholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals, and, in the case of the PAS

Merger, the adoption of the PAS Merger Agreement by PAS’s stockholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals. In addition, consummation of the PAS Merger is subject to the satisfaction of specified conditions in the PBG Merger Agreement to the extent they relate to antitrust and competition laws. Consummation of the Mergers is not subject to a financing condition.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 5, 2009, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 5, 2009 and September 6, 2008, and the Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 5, 2009 and September 6, 2008. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 2008, and the related Consolidated Statements of Income, Cash Flows, and Common Shareholders’ Equity for the fiscal year then ended not presented herein; and in our report dated February 19, 2009, except as to Notes 3 and 4, which are as of March 24, 2009, and Notes 1, 2, 5, 8, 11 and 13 which are as of August 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 27, 2008, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

As discussed in the notes to the condensed consolidated financial statements, PepsiCo, Inc. and subsidiaries adopted the provisions of FASB 160, “Noncontrolling Interests in Consolidated Financial Statements” as of December 28, 2008.

/s/ KPMG LLP

New York, New York

October 8, 2009

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Financial Instruments in the Notes to the Condensed Consolidated Financial Statements. In addition, see Item 1A. Risk Factors below and Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and “Our Business Risks” in our revised Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.1 to our Current Report on Form 8-K dated August 27, 2009.

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

During our third fiscal quarter of 2009, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, with the exception of the following:

Failure to complete the PBG Merger and the PAS Merger may adversely affect our results of operations and prevent us from realizing the full extent of the benefits and cost savings expected from either or both of the PBG Merger and the PAS Merger.

The PBG Merger and the PAS Merger are each subject to the satisfaction or, to the extent permissible, waiver, of certain conditions, including, but not limited to, receipt of the necessary stockholder approvals and receipt of the necessary regulatory consents and approvals. Although we expect to complete both the PBG Merger and the PAS Merger, it is possible that either the PBG Merger or the PAS Merger may not be completed. In addition, our obligation to complete the PAS Merger is subject to the satisfaction of certain conditions to the completion of the PBG Merger to the extent that they relate to antitrust and competition laws. Our relationship with PBG or PAS may suffer following a failure to complete the PBG Merger or the PAS Merger, as applicable, which could adversely affect our results of operations. Failure to complete the PBG Merger or the PAS Merger may also prevent us from realizing the full extent of the benefits and cost savings that we expect to realize as a result of the completion of both the PBG Merger and the PAS Merger.

After completion of the PBG Merger and the PAS Merger, we may fail to realize the anticipated cost savings and other benefits expected from the PBG Merger and the PAS Merger, which could adversely affect the value of our common stock or other securities.

The success of the PBG Merger and the PAS Merger will depend, in part, on our ability to successfully combine our business with the businesses of PBG and PAS and realize the anticipated benefits and cost savings from such combination. While we believe that these cost savings estimates are achievable, it is possible that we will be unable to achieve these objectives within the anticipated time frame, or at all. Our cost savings estimates also depend on our ability to combine our business with the businesses of PAS and PBG in a manner that permits those cost savings to be realized. If these estimates turn out to be incorrect or we are not able to combine our business with the businesses of PAS and PBG successfully, the anticipated cost savings and other benefits, including expected synergies, of the PBG Merger and the PAS Merger may not be realized fully or at all or may take longer to realize than expected, and the value of our common stock or other securities may be adversely affected.

Specifically, issues that must be addressed in integrating our operations with the operations of PAS and PBG in order to realize the anticipated benefits of the PBG Merger and the PAS Merger include, among other things:

•	integrating the manufacturing, distribution, sales and administrative support activities and information technology systems among the companies;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures among the companies;

•	consolidating and streamlining corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	identifying and eliminating redundant and underperforming operations and assets;

•	coordinating geographically dispersed organizations; and

•	managing tax costs or inefficiencies associated with integrating our operations following completion of the PBG Merger and the PAS Merger.

Delays encountered in the process of integrating our business with the businesses of PBG and PAS could have an adverse effect on our revenues, expenses, operating results and financial condition after completion of the PBG Merger and the PAS Merger. Although significant benefits, such as increased cost savings, are expected to result from the PBG Merger and the PAS Merger, there can be no assurance that we will realize any of these anticipated benefits after completion of either or both of the PBG Merger and the PAS Merger.

Additionally, significant costs are expected to be incurred in connection with consummating the PBG Merger and the PAS Merger and integrating the operations of the companies, with a significant portion of such costs being incurred through the first year after completion of the PBG Merger and the PAS Merger. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of our business with the businesses of PAS and PBG. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, no assurances can be given that this net benefit will be achieved in the near term, or at all.

Combining PepsiCo, PAS and PBG could result in the loss of key employees or customers or otherwise cause business disruption.

Each of PepsiCo, PAS and PBG has operated and, until the completion of the applicable Merger, will continue to operate, independently. It is possible that the PBG Merger or the PAS Merger, or both, could result in the loss of key employees, result in the disruption of one or more of the companies’ ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect one or more of the companies’ ability to maintain relationships with customers, suppliers or creditors. For the PBG Merger and the PAS Merger to be successful, we must, and PAS and PBG must, continue to retain, motivate and recruit executives and other key employees during the pendency of the PBG Merger and the PAS Merger. Such employee retention may be challenging as employees may experience uncertainty about their future roles with us until, or even after, strategies with regard to the combined company are announced or executed. Moreover, following completion, we must be successful at retaining key employees. If, despite retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us after completion of either the PBG Merger or the PAS Merger, our ongoing business could be harmed. Additionally, the potential distraction of the PBG Merger and the PAS Merger may adversely affect our ability, and the ability of PAS or PBG, during the pendency of or following completion of the Mergers, as applicable, to attract, motivate and retain executives and other key employees and keep them focused on corporate strategies and goals, which could have a negative impact on our business, or the business of PAS or PBG, during the pendency of or following completion of the Mergers, as applicable.

The PBG Merger and the PAS Merger are subject to the receipt of certain required clearances or approvals from governmental entities that could prevent or delay their completion or impose conditions that could have a material adverse effect on us.

Completion of each of the PBG Merger and the PAS Merger is conditioned upon the receipt of certain governmental clearances or approvals, including, but not limited to, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the HSR Act) with respect to such Merger. In addition to the HSR Act, such approvals include those approvals under or notices pursuant to the competition laws and regulations of the European Union and Ukraine, for the PAS Merger, and of the European Union, the Republic of Turkey and the Russian Federation, for the PBG Merger. There can be no assurance that these clearances and approvals will be obtained, and, additionally, government authorities from which these clearances and approvals are required may impose conditions on the completion of the PBG Merger or the PAS Merger or require changes to their respective terms. While under the terms of the Merger Agreements, neither we nor PAS or PBG is required, in connection with the PBG Merger or the PAS Merger, as applicable, to enter into any agreement or other undertaking with any such governmental authority with respect to any of our respective or our respective material subsidiaries’ material businesses, assets or properties, or to divest or otherwise hold separate any such business, assets or properties, we, PBG and PAS have each agreed to use reasonable best efforts to obtain governmental clearances or approvals necessary to complete the applicable Merger. If, in order to obtain any clearances or approvals required to complete either the PBG Merger or the PAS Merger, we, PBG or PAS, as applicable, is required to divest material assets, or we become subject to any material conditions after completion of the PBG Merger or PAS Merger, as applicable, our business and results of operations after completion of the PBG Merger or PAS Merger, as applicable, may be adversely affected.

PBG and PAS will be subject to business uncertainties and contractual restrictions while the PBG Merger and the PAS Merger are pending which could adversely affect their respective businesses.

Uncertainty about the effect of the PBG Merger and the PAS Merger on employees and customers may have an adverse effect on PBG or PAS. Although we, PBG and PAS intend to take steps to reduce any adverse effects, these uncertainties may impair the ability of PBG and PAS to attract, retain and motivate key personnel until the Mergers are completed and for a period of time thereafter, and could cause customers, suppliers and others that do business with us, PBG or PAS to seek to change existing business relationships with either us, PBG or PAS. In addition, the Merger Agreements restrict PBG and PAS, without our consent, from making certain acquisitions and taking other specified actions until the applicable Merger is completed or the applicable

Merger Agreement is terminated. These restrictions may prevent PBG and PAS from pursuing otherwise attractive business opportunities and making other changes to their businesses that may arise before the applicable Merger is completed or the applicable Merger Agreement is terminated and may materially adversely affect our business or results of operations.

Our indebtedness following completion of the PBG Merger and the PAS Merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the existing combined indebtedness of us, PBG and PAS prior to the PBG Merger and the PAS Merger. The increased level of indebtedness could adversely affect us following completion of the PBG Merger and the PAS Merger, including by reducing funds available for other business purposes.

The indebtedness of us, PBG and PAS, each on a consolidated basis, as of September 5, 2009 was approximately $8.0 billion, $5.7 billion and $2.3 billion, respectively, in each case consisting primarily of long-term debt and commercial paper. Our pro forma indebtedness (consisting primarily of long-term debt and commercial paper and including indebtedness incurred in order to finance the PBG Merger and the PAS Merger, as applicable) as of September 5, 2009, after giving effect to the PBG Merger, would be approximately $16.3 billion, after giving effect to the PAS Merger would be approximately $11.4 billion and after giving effect to both the PBG Merger and the PAS Merger would be approximately $19.7 billion. Following completion of the PBG Merger and the PAS Merger, as a result of the substantial increase in debt and the cost of that debt, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources may be significantly greater than the percentages of cash flows required to service our indebtedness individually prior to the PBG Merger and the PAS Merger. The increased levels of indebtedness could reduce funds available for our capital expenditures and other activities, may cause rating agencies to downgrade our debt, and may create competitive disadvantages for us relative to other companies with lower debt levels.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2009, there were no common share repurchases under the $8.0 billion repurchase program authorized by our Board of Directors and publicly announced on May 2, 2007, and expiring on June 30, 2010. This authorization has approximately $6.4 billion remaining for repurchase.

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
6/13/09
6/14/09 – 7/11/09	1,700	$271.45	N/A	N/A
7/12/09 – 8/8/09	2,500	$281.62	N/A	N/A
8/9/09 – 9/5/09	3,400	$279.14	N/A	N/A

Total	7,600	$278.24	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 51.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc. (Registrant)

Date: October 8, 2009	/s/ Peter A. Bridgman
Peter A. Bridgman Senior Vice President and Controller

Date: October 8, 2009	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General Counsel and Assistant Secretary (Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6 (a)

EXHIBITS

Exhibit 2.1

Agreement and Plan of Merger dated as of August 3, 2009 among PepsiCo, Inc., The Pepsi Bottling Group, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), is incorporated by reference from our Current Report on Form 8-K dated August 3, 2009

Exhibit 2.2

Agreement and Plan of Merger dated as of August 3, 2009 among PepsiCo, Inc., PepsiAmericas, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), is incorporated by reference from our Current Report on Form 8-K dated August 3, 2009

Exhibit 3.2	By-laws of PepsiCo, Inc. as amended September 18, 2009, are incorporated by reference from our Current Report on Form 8-K dated September 18, 2009

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 24

Power of Attorney executed by Indra K. Nooyi, Richard Goodman, Peter A. Bridgman, Shona L. Brown, Ian M. Cook, Dina Dublon, Victor J. Dzau, M.D., Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Michael D. White

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following materials from PepsiCo Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 5, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text