Form 10-K
period 2009-12-26
PEPSICO INC
filed 2010-02-22
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

Registrant’s telephone number, including area code: 914-253-2000

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo are affiliates of PepsiCo) as of June 12, 2009, the last day of business of our most recently completed second fiscal quarter, was $94,258,682,675 (based on the closing sale price of PepsiCo’s Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of PepsiCo Common Stock outstanding as of February 12, 2010 was 1,569,900,714.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 5, 2010 Annual Meeting of Shareholders	III

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 26, 2009

PART I

Item 1.	Business

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.

We are a leading global food, snack and beverage company. Our brands – which include Quaker Oats, Tropicana, Gatorade, Frito-Lay and Pepsi – are household names that stand for quality throughout the world. As a global company, we also have strong regional brands such as Walkers, Gamesa and Sabritas. Either independently or through contract manufacturers, we make, market and sell a variety of convenient, enjoyable and wholesome foods and beverages. Our portfolio includes oat, rice and grain-based snacks, as well as carbonated and non-carbonated beverages, in over 200 countries. Our largest operations are in North America (United States and Canada), Mexico and the United Kingdom.

We are united by our unique commitment to Performance with Purpose, which means delivering sustainable growth by investing in a healthier future for people and our planet. Our goal is to continue to build a balanced portfolio of enjoyable and wholesome foods and beverages, find innovative ways to reduce the use of energy, water and packaging and provide a great workplace for our employees. Additionally, we will respect, support and invest in the local communities where we operate by hiring local people, creating products designed for local tastes and partnering with local farmers, governments and community groups. We make this commitment because we are a responsible company, and a healthier future for all people and our planet means a more successful future for PepsiCo.

And in recognition of our continuing sustainability efforts, we were again included on the Dow Jones Sustainability North America Index and the Dow Jones Sustainability World Index in September 2009. These indices are compiled annually.

Our Divisions

We are organized into three business units, as follows:

1.	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

2.	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages North America and all of our Latin American beverage businesses; and

3.	PepsiCo International (PI), which includes all PepsiCo businesses in Europe and all PepsiCo businesses in Asia, Middle East and Africa (AMEA).

Our three business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,
•	QFNA,
•	LAF,
•	PAB,
•	Europe, and
•	AMEA.

See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.

Frito-Lay North America

Either independently or through contract manufacturers, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Fritos corn chips, Ruffles potato chips, Quaker Chewy granola bars and SunChips multigrain snacks. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips. FLNA’s net revenue was $13.2 billion in 2009, $12.5 billion in 2008 and $11.6 billion in 2007 and approximated 31% of our total net revenue in 2009 and 29% of our total net revenue in 2008 and 2007.

Quaker Foods North America

Either independently or through contract manufacturers, QFNA makes markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Cap’n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $1.9 billion in 2009, 2008 and 2007 and approximated 4% of our total net revenue in both 2009 and 2008 and 5% of our total net revenue in 2007.

Latin America Foods

Either independently or through contract manufacturers, LAF makes, markets and sells a number of snack food brands including Gamesa, Doritos, Cheetos, Ruffles, Lay’s and

Sabritas, as well as many Quaker-brand cereals and snacks. These branded products are sold to independent distributors and retailers. LAF’s net revenue was $5.7 billion, $5.9 billion and $4.9 billion in 2009, 2008 and 2007, respectively and approximated 13%, 14% and 12% of our total net revenue in 2009, 2008 and 2007, respectively.

PepsiCo Americas Beverages

Either independently or through contract manufacturers, PAB makes, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, 7UP (outside the U.S.), Tropicana Pure Premium, Sierra Mist, Mirinda, Mug, Propel, Manzanita Sol, Tropicana juice drinks, SoBe Lifewater, Dole, Amp Energy, Paso de los Toros, Naked juice and Izze. PAB also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its bottlers and markets this brand. PAB sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PAB’s net revenue was $10.1 billion, $10.9 billion and $11.1 billion in 2009, 2008 and 2007, respectively, and approximated 23%, 25% and 28% of our total net revenue in 2009, 2008 and 2007, respectively.

See also “Acquisition of Common Stock of PBG and PAS” below.

Europe

Either independently or through contract manufacturers, Europe makes, markets and sells a number of leading snack foods including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-brand cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or through contract manufacturers, makes, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, 7UP and Tropicana. These brands are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. In addition, Europe licenses the Aquafina water brand to certain of its authorized bottlers. Europe also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Europe’s net revenue was $6.7 billion, $6.9 billion and $5.9 billion in 2009, 2008 and 2007, respectively and approximated 16% of our total net revenue in 2009 and 2008 and 15% of our total net revenue in 2007.

See also “Acquisition of Common Stock of PBG and PAS” below.

Asia, Middle East & Africa

AMEA makes, markets and sells a number of leading snack food brands including Lay’s, Kurkure, Chipsy, Doritos, Smith’s, Cheetos, Red Rock Deli and Ruffles, through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or through contract manufacturers, AMEA makes, markets and sells many Quaker-brand cereals and snacks. AMEA also makes, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP and Mountain Dew. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. In addition, AMEA licenses the Aquafina water brand to certain of its authorized bottlers. AMEA also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). AMEA’s net revenue was $5.6 billion, $5.1 billion and $4.2 billion in 2009, 2008 and 2007, respectively and approximated 13%, 12% and 11% of our total net revenue in 2009, 2008 and 2007, respectively.

Acquisition of Common Stock of PBG and PAS

On August 3, 2009, we entered into an Agreement and Plan of Merger with The Pepsi Bottling Group, Inc. (PBG) and Pepsi-Cola Metropolitan Bottling Company, Inc. (Metro), our wholly owned subsidiary (the PBG Merger Agreement) and a separate Agreement and Plan of Merger with PepsiAmericas, Inc. (PAS) and Metro (the PAS Merger Agreement).

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

On February 17, 2010, the stockholders of PBG and PAS approved the PBG and PAS Mergers, respectively. Consummation of each of the Mergers is subject to various conditions, including the absence of legal prohibitions and the receipt of regulatory approvals. On February 17, 2010, we announced that we had refiled under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) with respect to the Mergers and signed a consent decree (Consent Decree) proposed by the Staff of the Federal Trade Commission (FTC) providing for the maintenance of the confidentiality of certain information we will obtain from Dr Pepper Snapple Group, Inc. (DPSG) in connection with the manufacture and distribution of certain DPSG products after the Mergers are completed. The Consent Decree is subject to review and approval by the Commissioners of the FTC. We hope to consummate the Mergers by the end of February, 2010.

We currently plan that at the closing of the Mergers we will form a new operating unit. This new operating unit will comprise all current PBG and PAS operations in the United States, Canada and Mexico, and will account for about three-quarters of the volume of PepsiCo’s North American bottling system, with independent franchisees accounting for most of the rest. This new operating unit will be included within the PAB business unit. Current PBG and PAS operations in Europe, including Russia, will be managed by the Europe division when the Mergers are completed. See “Our Operations” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are apple and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils and wheat. Our key packaging materials include plastic resins including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. These ingredients, raw materials and commodities are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. The prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. See Note 10 to our consolidated financial statements for additional information on how we manage our exposure to commodity costs.

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, Amp Energy, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s Fries, Chipsy, Cracker Jack, Diet Pepsi, Doritos, Duyvis, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, Gamesa, Gatorade, G2, Grandma’s, Izze, Kurkure, Lay’s, Life, Manzanita Sol, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Mug, Munchies Snack mix, Naked, Near East, Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi One, Propel, Quaker, Quaker Chewy, Quakes, Red Rock Deli, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, Sakata, 7UP and Diet 7UP (outside the United States), Santitas Tortilla Chips, Sierra Mist, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, Sonric’s, Stacy’s, SunChips, Tonus, Tostitos, Trop 50, Tropicana, Tropicana Pure Premium, Tropicana Twister, TrueNorth, V Water, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products, including Lipton, Starbucks, Dole and Ocean Spray. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

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

Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2009, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 13% of our total net revenue. Our top five retail customers represented approximately 33% of our 2009 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 19%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to PBG represented approximately 6% of our total net revenue in 2009. See “Acquisition of Common Stock of PBG and PAS” above and “Our Customers” and “Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for more information on our customers, including our anchor bottlers.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In U.S. measured channels, our chief beverage competitor, The Coca-Cola Company, has a larger share of CSD (carbonated soft drinks) consumption, while we have a larger share of liquid refreshment beverages consumption. In addition, The Coca-Cola Company has a significant CSD share advantage in many markets outside the United States. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local, regional and private label competitors, as well as national and global snack competitors, and compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products, the introduction of new products and the effectiveness of our advertising campaigns, marketing programs and product packaging. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

(1)

The categories and category share information in the charts above are as of December 2009 and are defined by the following source of the information: Information Resources, Inc. The above charts exclude data from certain customers such as Wal-Mart that do not report data to this service.

Research and Development

We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities. These activities principally involve the development of new products and improvement in the quality of existing products, including expanding our “good-for-you” products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $414 million in 2009, $388 million in 2008 and $364 million in 2007 and are reported within selling, general and administrative expenses.

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

Legislation has been enacted in certain U.S. states and in certain of the countries in which our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future. In addition, proposals have been introduced in certain jurisdictions in which we operate which would impose special taxes on products we sell.

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

Employees

As of December 26, 2009, we employed approximately 203,000 people worldwide, including approximately 65,000 people within the United States. Our employment levels are subject to seasonal variations. We believe that relations with our employees are generally good.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are also available free of charge on our internet website at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

Risks Relating to the Company and our Business

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in our industry, a downturn in economic conditions or taxes specifically targeting the consumption of our products. Any of these changes may reduce consumers’ willingness to purchase our products. See also the discussions under “The global economic downturn has resulted in unfavorable economic conditions and increased volatility in foreign exchange rates and may have an adverse impact on our business results or financial condition.” and “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products, and the effectiveness of our advertising campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, there can be no assurance as to our continued ability either to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Our failure to successfully launch new products could decrease demand for our existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs.

Any damage to our reputation could have an adverse effect on our business, financial condition and results of operations.

Maintaining a good reputation globally is critical to selling our branded products. If we fail to maintain high standards for product quality, safety and integrity, including with respect to raw materials obtained from our suppliers, our reputation could be jeopardized. Adverse publicity about these types of concerns or the incidence of product contamination or tampering, whether or not valid, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to health concerns, our environmental impacts, including agricultural materials, packaging, energy use and waste management, or other sustainability issues, could jeopardize our reputation. In addition, water is a limited resource in many parts of the world. Our reputation could be damaged if we do not act responsibly with respect to water use. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

Trade consolidation, the loss of any key customer, or failure to maintain good relationships with our bottling partners could adversely affect our financial performance.

We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, as well as other retailers and our bottling partners, to effectively compete. There is a greater concentration of our customer base around the world generally due to the continued consolidation of retail trade. As retail ownership becomes more concentrated, retailers demand lower pricing and increased promotional programs. Further, as larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

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

Our continued growth requires us to hire, retain and develop our leadership bench and a highly skilled and diverse workforce. We compete to hire new employees and then must train them and develop their skills and competencies. Any unplanned turnover or our failure to develop an adequate succession plan to backfill current leadership positions or to hire and retain a diverse workforce could deplete our institutional knowledge base and erode our competitive advantage. Furthermore, if any of our key employees or key employees of either PBG or PAS depart because of issues relating to the PBG Merger and the PAS Merger such as the uncertainty, difficulty of integration or a desire not to remain with the post-merger entity, our ongoing business could be harmed. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Our performance could be adversely affected as a result of unstable political conditions, civil unrest or other developments and risks in the countries where we operate or if we are unable to grow our business in developing and emerging markets.

Our operations outside of the United States contribute significantly to our revenue and profitability. Unstable political conditions, civil unrest or other developments and risks in the countries where we operate could also have an adverse impact on our business results or financial condition. Factors that could adversely affect our business results in these countries include: import and export restrictions; foreign ownership restrictions; nationalization of our assets; regulations on the repatriation of funds which from time to time result in significant cash balances in countries such as Venezuela; and currency hyperinflation or devaluation. In addition, disruption in these markets due to political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products.

We believe that our businesses in developing and emerging markets present an important future growth opportunity for us. If we are unable to expand our businesses in emerging and developing markets for any of the reasons described above, as a result of increased competition in these countries from multinationals or local competitors, or for any other reason, our growth rate could be adversely affected. See also “Our performance could suffer if we are unable to compete effectively.”

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

Governmental entities or agencies in jurisdictions where we operate may also impose new labeling, product or production requirements, or other restrictions. For example, studies are underway by various regulatory authorities and others to assess the effect on humans due to acrylamide in the diet. Acrylamide is a chemical compound naturally formed in a wide variety of foods when they are cooked (whether commercially or at home), including french fries, potato chips, cereal, bread and coffee. It is believed that acrylamide may cause cancer in laboratory animals when consumed in significant amounts. If consumer concerns about acrylamide increase as a result of these studies, other new scientific evidence, or for any other reason, whether or not valid, demand for our products could decline and we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could have an adverse effect on our business, financial condition or results of operations.

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

The global economic downturn has resulted in unfavorable economic conditions and increased volatility in foreign exchange rates and may have an adverse impact on our business results or financial condition.

The global economic downturn has resulted in unfavorable economic conditions in many of the countries in which we operate. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates or tax rates; volatile commodity markets; contraction in the availability of credit in the marketplace potentially impairing our ability to access the capital markets on terms commercially acceptable to us; the effects of government initiatives to manage economic conditions; reduced demand for our products resulting from a slow-down in the general global economy or a shift in consumer preferences for economic reasons to private label products or to less profitable channels; or a further decrease in the fair value of pension assets that could increase future employee benefit costs and/or funding requirements of our pension plans. The global economic downturn has also resulted in increased foreign exchange rate volatility. We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. As a result, our profitability may be adversely impacted by an adverse change in foreign currency exchange rates. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our business results or financial condition.

Our performance could suffer if we are unable to compete effectively.

The food and beverage industries in which we operate are highly competitive. We compete with major international food and beverage companies that, like us, operate in multiple geographic areas, as well as regional, local and private label manufacturers. In many countries where we do business, including the United States, The Coca-Cola Company, is our primary beverage competitor. We compete on the basis of price, quality, product variety, distribution, marketing and promotional activity, and the ability to identify and satisfy consumer preferences. If we are unable to compete effectively, we may be unable to gain or maintain share of sales or gross margins in the global market or in various local markets. This may have a material adverse impact on our revenues and profit margins.

Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.

We and our business partners use various raw materials and other supplies in our business, including apple and pineapple juice and other juice concentrates, aspartame,

corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include plastic resins including polyethylene terephthalate (PET) and polypropylene resin used for plastic beverage bottles, film packaging used for snack foods, aluminum used for cans, glass bottles and cardboard. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. Some of these raw materials and supplies are available from a limited number of suppliers. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Certain of these derivatives that do not qualify for hedge accounting treatment can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities. See also the discussion under “The global economic downturn has resulted in unfavorable economic conditions and increased volatility in foreign exchange rates and may have an adverse impact on our business results or financial condition”, “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements.

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

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, potatoes and various fruits.

We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that currently we are undertaking to monitor our emissions and improve our energy efficiency, we and our bottling partners may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations. See also “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.”

Risks Relating to the Mergers

Failure to complete the PBG Merger and the PAS Merger may adversely affect our results of operations and prevent us from realizing the full extent of the benefits and cost savings expected from either or both of the PBG Merger and the PAS Merger.

The PBG Merger and the PAS Merger are each subject to the satisfaction or, to the extent permissible, waiver of certain conditions, including, but not limited to, receipt of the necessary consents and approvals. Although we expect to complete both of the Mergers, it is possible that either the PBG Merger or the PAS Merger may not be completed. Our relationship with PBG or PAS may suffer following a failure to complete the PBG Merger or the PAS Merger, as applicable, which could adversely affect our results of operations. Failure to complete either Merger will also prevent us from realizing the full extent of the benefits and cost savings that we expect to realize as a result of the completion of both Mergers. See also “The Mergers are subject to the receipt of certain required clearances or approvals from governmental entities that could prevent or delay their completion or impose conditions that could have a material adverse effect on us.”

After completion of the Mergers, we may fail to realize the anticipated cost savings and other benefits expected therefrom, which could adversely affect the value of our common stock or other securities.

The success of the Mergers will depend, in part, on our ability to successfully combine our business with the businesses of PBG and PAS and realize the anticipated benefits and cost savings from such combination. While we believe that these cost savings estimates are achievable, it is possible that we will be unable to achieve these objectives within the anticipated time frame, or at all. Our cost savings estimates also depend on our ability to combine our business with the businesses of PBG and PAS in a manner that permits those cost savings to be realized. If these estimates turn out to be incorrect or we are not able to combine our business with the businesses of PBG and PAS successfully, the anticipated cost savings and other benefits, including expected synergies, resulting from the Mergers may not be realized fully or at all or may take longer to realize than expected, and the value of our common stock or other securities may be adversely affected.

Specifically, issues that must be addressed in integrating our operations with the operations of PBG and PAS in order to realize the anticipated benefits of the Mergers include, among other things:

•	integrating the manufacturing, distribution, sales and administrative support activities and information technology systems among the companies;

•	motivating, recruiting and retaining executives and key employees;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures among the companies;

•	consolidating and streamlining corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	identifying and eliminating redundant and underperforming operations and assets;

•	coordinating geographically dispersed organizations; and

•	managing tax costs or inefficiencies associated with integrating our operations following completion of the Mergers.

Delays encountered in the process of integrating our business with the businesses of PBG and PAS could have an adverse effect on our revenues, expenses, operating results and financial condition after completion of the Mergers. Although significant benefits, such as increased cost savings, are expected to result from the Mergers, there can be no assurance that we will realize any of these anticipated benefits after completion of either or both of the Mergers.

Additionally, significant costs are expected to be incurred in connection with consummating the Mergers and integrating the operations of the companies, with a significant portion of such costs being incurred through the first year after completion of the Mergers. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of our business with the businesses of PBG and PAS. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, no assurances can be given that this net benefit will be achieved in the near term, or at all.

Furthermore, the Mergers, and the related integration efforts, could result in the departure of key employees or distract management and employees from delivering against base strategies and objectives, which could have a negative impact on our business, and, prior to the completion of the Mergers, the businesses of PBG or PAS.

The Mergers are subject to the receipt of certain required clearances or approvals from governmental entities that could prevent or delay their completion or impose conditions that could have a material adverse effect on us.

Completion of each of the Mergers is conditioned upon the receipt of certain governmental clearances or approvals, including, but not limited to, the expiration or termination of the applicable waiting period under the HSR Act with respect to such Merger. There can be no assurance that these clearances and approvals will be obtained, and, additionally, government authorities from which these clearances and approvals are required may impose conditions on the completion of the PBG Merger or the PAS Merger or require changes to their respective terms. While under the terms of the Merger Agreements, neither we nor PBG or PAS is required, in connection with the PBG Merger or the PAS Merger, as applicable, to enter into any agreement or other undertaking with any such governmental authority with respect to any of our respective or our respective material subsidiaries’ material businesses, assets or properties, we, PBG and PAS have each agreed to use reasonable best efforts to obtain governmental clearances or approvals necessary to complete the applicable Merger. If, in order to obtain any clearances or approvals required to complete either the PBG Merger or the PAS Merger, we become subject to any material conditions after completion of the PBG Merger or PAS Merger, as applicable, our business and results of operations after completion of the PBG Merger or PAS Merger, as applicable, may be adversely affected. In addition, there can be no assurances that the Commissioners of the FTC will approve the Consent Decree we signed that was proposed by the Staff of the FTC. If the Commissioners do not approve the Consent Decree, the Mergers could be prevented or delayed.

Following completion of the Mergers, a greater portion of our workforce will belong to unions. Failure to successfully renew collective bargaining agreements, or strikes or work stoppages could cause our business to suffer.

Over 25% of current PBG and PAS employees are covered by collective bargaining agreements. These agreements expire on various dates. Strikes or work stoppages and interruptions could occur if we are unable to renew these agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency after completion of the Mergers.

Any downgrade of our credit rating could increase our future borrowing costs.

Following the public announcement of the PBG Merger Agreement and the PAS Merger Agreement, Moody’s Investors Service (Moody’s) indicated that it was reviewing our ratings for possible downgrade. Moody’s has noted that the additional debt involved in completing the Mergers and our consolidated level of indebtedness following completion of the Mergers could result in a rating lower than the current rating level. Also following the public announcement of the PBG Merger Agreement and the PAS Merger Agreement, Standard & Poor’s Ratings Services (S&P) indicated that its outlook on PepsiCo was negative and it could lower our ratings. S&P has indicated that when additional information becomes available S&P will review whether, following completion of the PBG Merger and the PAS Merger, any of our senior unsecured debt will, in S&P’s view, be structurally subordinated, which could result in a lower rating for PepsiCo’s debt securities. A downgrade by either Moody’s or S&P could increase our future borrowing costs.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

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

Frito-Lay North America

FLNA’s most significant properties include its headquarters building and a research facility in Plano, Texas, both of which are owned. FLNA also owns or leases approximately 40 food manufacturing and processing plants and approximately 1,830 warehouses, distribution centers and offices. In addition, FLNA also utilizes approximately 55 plants and production processing facilities that are owned or leased by our contract manufacturers or co-packers. FLNA’s joint venture with Strauss Group also utilizes three plant facilities and two warehouses and distribution centers which are co-owned or co-leased by the joint venture.

Quaker Foods North America

QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property. QFNA also owns or leases two plants and production processing facilities in North America. In addition, QFNA utilizes approximately 25 manufacturing plants, production processing facilities and distribution centers that are owned or leased by our contract manufacturers or co-packers.

Latin America Foods

LAF’s most significant properties include a food plant in Celaya, Mexico and four snacks plants in the Mexican cities of Vallejo and Veracruz and the Brazilian city of Itu, all of which are owned. LAF also owns or leases approximately 50 food manufacturing and processing plants and approximately 640 warehouses, distribution centers and offices. In addition, LAF also utilizes properties owned by contract manufacturers or co-packers. LAF also utilizes one plant facility that is co-owned by a joint venture partner.

PepsiCo Americas Beverages

PAB’s most significant properties include the headquarters building it shares with QFNA in downtown Chicago, Illinois, which is leased, and its Tropicana facility in Bradenton,

Florida, its concentrate plants in Cork, Ireland and its research and development facility in Valhalla, New York, all of which are owned. PAB also owns or leases approximately 20 plants and production processing facilities and approximately 65 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 80 bottling plants and 220 distribution centers. PAB also utilizes approximately 55 plants and production processing facilities and approximately 50 warehouses and distribution centers that are owned or leased by our contract manufacturers or co-packers. PAB also utilizes three plants that are co-owned by a joint venture partner.

Europe

Europe’s most significant properties are its snack manufacturing and processing plants located in Leicester, United Kingdom and Coventry, United Kingdom, each of which are leased. Europe also owns or leases approximately 40 plants and approximately 370 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease eight plants and approximately 30 distribution centers. Europe also utilizes properties owned by contract manufacturers or co-packers. In addition, Europe utilizes one plant and production processing facility and two distribution centers that are co-owned by or co-leased with a joint venture partner.

Asia, Middle East & Africa

AMEA’s most significant properties are its beverage plants located in Shenzhen, China and Amman, Jordan, its snack manufacturing and processing plants located in Sixth of October City, Egypt and Tingalpa, Australia, each of which are owned. AMEA also owns or leases approximately 80 plants and approximately 1,100 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 20 plants and 100 distribution centers. AMEA also utilizes approximately 40 properties owned by contract manufacturers or co-packers. In addition, AMEA also utilizes approximately 25 plants and production processing facilities and approximately 15 distribution centers that are co-owned by or co-leased with our joint venture partners.

Shared Properties

QFNA shares three production facilities and three warehouses and distribution centers with FLNA, 13 warehouses and distribution centers with both FLNA and PAB, and 11 offices with both FLNA and PAB, including a research and development laboratory in Barrington, Illinois. PAB, Europe and AMEA share production facilities at two concentrate plants in Cork, Ireland. PAB and AMEA share a concentrate plant in Colonia, Uruguay.

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

Executive Officers of the Registrant

The following is a list of names, ages and backgrounds of our current executive officers:

Zein Abdalla, 51, became Chief Executive Officer of PepsiCo Europe in November 2009. Mr. Abdalla joined PepsiCo in 1995 and has held a variety of senior positions. He has served as General Manager of Tropicana Europe and Franchise Vice President for Pakistan and the Gulf region. From 2005 to 2008 he led PepsiCo’s continental Europe operations. In September 2008 he went on to lead the complete portfolio of PepsiCo business in Europe. Prior to joining PepsiCo, Mr. Abdalla worked for Mars Incorporated in engineering and manufacturing roles, as well as in sales, marketing, human resources and general management.

Saad Abdul-Latif, 56, was appointed to the role of Chief Executive Officer of PepsiCo Asia, Middle East and Africa (AMEA) in November 2009. Mr. Abdul-Latif began his career with PepsiCo in 1982 where he held a wide range of international roles in PepsiCo’s food and beverage businesses. In 1998, he was appointed General Manager for PepsiCo’s beverage business in the MENAPAK Business Unit. In 2001, his region was expanded to include Africa and Central Asia. In 2004, the snacks business in his region was included under his leadership, forming the consolidated Middle East and Africa (MEA) Region. In September 2008, his responsibilities were extended to Asia, forming the new AMEA Division of PepsiCo International where he acted as President of AMEA.

Peter A. Bridgman, 57, has been PepsiCo’s Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Albert P. Carey, 58, was appointed President and Chief Executive Officer of Frito-Lay North America in June 2006. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that he served as Chief Operating Officer, PepsiCo Beverages & Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

John C. Compton, 48, has been Chief Executive Officer of PepsiCo Americas Foods since November 2007. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor in the Pulaski, Tennessee manufacturing plant. He has spent 26 years at PepsiCo in various Sales, Marketing, Operations and General Management assignments. From March 2005 until September 2006, he was President and Chief Executive Officer of Quaker, Tropicana, Gatorade, and from September 2006 until November 2007, he was Chief Executive Officer of PepsiCo North America. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.

Massimo Fasanella d’Amore, 54, has been Chief Executive Officer of PepsiCo Americas Beverages since November 2007. Mr. d’Amore was formerly Executive Vice President, Commercial for PepsiCo International, a position he assumed in November 2005. Prior to that, he served as President, Latin America Region for PepsiCo Beverages International from February 2002 until November 2005 and as PepsiCo’s Senior Vice President of Corporate Strategy and Development from August 2000 until February 2002. Mr. d’Amore began his career with the Company in 1995 as Vice President, Marketing for Pepsi-Cola International and was promoted to Senior Vice President and Chief Marketing Officer of Pepsi-Cola International in 1998. Before joining PepsiCo, he was with Procter & Gamble for 15 years in various international operations, marketing and general management positions.

Richard Goodman, 61, has been PepsiCo’s Chief Financial Officer since October 2006. From 2003 until October 2006, Mr. Goodman was Senior Vice President and Chief Financial Officer of PepsiCo International. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages International from 2001 to 2003 and as Vice President and General Auditor of PepsiCo from 2000 to 2001. Mr. Goodman joined PepsiCo in 1992 as Vice President of Corporate Strategic Planning, International and held a number of senior financial positions with PepsiCo and its affiliates until 1997 when he left PepsiCo to pursue other opportunities. Before joining PepsiCo, Mr. Goodman was with W.R. Grace & Co. in a variety of global chief financial officer positions.

Hugh F. Johnston, 48, was appointed Executive Vice President, Global Operations in November 2009. He previously held the position of President of Pepsi-Cola North America since November 2007. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.

Indra K. Nooyi, 54, has been PepsiCo’s Chief Executive Officer since October 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors on May 2, 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until February 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc.

Larry D. Thompson, 64, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in November 2004. Prior to joining PepsiCo, Mr. Thompson served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, he was named to lead the National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April 2000, Mr. Thompson was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, he was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.

Cynthia M. Trudell, 56, has been PepsiCo’s Senior Vice President, Chief Personnel Officer since February 2007. Ms. Trudell served as a director of PepsiCo from January 2000 until her appointment to her current position. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.

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

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2009 and 2008 are contained in our Selected Financial Data included on page 117.

Shareholders – At February 12, 2010, there were approximately 174,200 shareholders of record of our common stock.

Dividends – Dividends are usually declared in late January or early February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 5, June 4, September 3, and December 3, 2010. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2009 and 2008 is contained in our Selected Financial Data.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

During the fourth quarter of 2009, there were no common stock repurchases under the $8.0 billion repurchase program authorized by our Board of Directors and publicly announced on May 2, 2007 and expiring on June 30, 2010.

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/5/09
9/6/09 – 10/3/09	2,200	$302.07	N/A	N/A

10/4/09 – 10/31/09	—	—	N/A	N/A

11/1/09 – 11/28/09	2,700	$310.65	N/A	N/A

11/29/09 – 12/26/09	2,400	$305.29	N/A	N/A

Total	7,300	$306.30	N/A	N/A

Item 6. Selected Financial Data

Selected Financial Data is included on page 117.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUR BUSINESS
Executive Overview	30
Our Operations	33
Our Customers	35
Our Distribution Network	37
Our Competition	37
Other Relationships	38
Our Business Risks	38
OUR CRITICAL ACCOUNTING POLICIES
Revenue Recognition	42
Brand and Goodwill Valuations	43
Income Tax Expense and Accruals	44
Pension and Retiree Medical Plans	45
Recent Accounting Pronouncements	48
OUR FINANCIAL RESULTS
Items Affecting Comparability	49
Results of Operations – Consolidated Review	51
Results of Operations – Division Review	54
Frito-Lay North America	56
Quaker Foods North America	57
Latin America Foods	58
PepsiCo Americas Beverages	59
Europe	60
Asia, Middle East & Africa	61
Our Liquidity and Capital Resources	62
Acquisition of Common Stock of PBG and PAS	66

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

OUR BUSINESS

Executive Overview

We are a leading global food, snack and beverage company. Our brands – which include Quaker Oats, Tropicana, Gatorade, Frito-Lay and Pepsi – are household names that stand for quality throughout the world. As a global company, we also have strong regional brands such as Walkers, Gamesa and Sabritas. Either independently or through contract manufacturers, we make, market and sell a variety of convenient, enjoyable and wholesome foods and beverages. Our portfolio includes oat, rice and grain-based snacks, as well as carbonated and non-carbonated beverages, in over 200 countries. Our largest operations are in North America (United States and Canada), Mexico and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1.

We are united by our unique commitment to Performance with Purpose, which means delivering sustainable growth by investing in a healthier future for people and our planet. Our goal is to continue to build a balanced portfolio of enjoyable and wholesome foods and beverages, find innovative ways to reduce the use of energy, water and packaging and provide a great workplace for our employees. Additionally, we will respect, support and invest in the local communities where we operate by hiring local people, creating products designed for local tastes and partnering with local farmers, governments and community groups. We make this commitment because we are a responsible company and a healthier future for all people and our planet means a more successful future for PepsiCo.

And in recognition of our continuing sustainability efforts, we were again included on the Dow Jones Sustainability North America Index and the Dow Jones Sustainability World Index in September 2009. These indices are compiled annually.

Our management monitors a variety of key indicators to evaluate our business results and financial conditions. These indicators include market share, volume, net revenue, operating profit, management operating cash flow, earnings per share and return on invested capital.

Key Challenges and Strategies for Driving Growth

We remain focused on growing our business with the objectives of improving our financial results and increasing returns for our shareholders. We continue to focus on delivering top-quartile financial performance in both the near term and the long term, while making global investments in key regions and targeted product categories to drive sustainable growth. We have identified the following key challenges and related competitive strategies for driving growth that we believe will enable us to achieve our objectives:

1. Expand the Global Leadership Position of our Snacks Business

Expanding our snacks businesses in developing and emerging markets is important to our growth. In 2009, we were the global snacks leader, with the #1 savory category share position in virtually every key region across the globe. We had advantaged positions across the entire value chain in more than 40 developed and developing regions in which we operate and were able to capitalize on local manufacturing and optimize go-to-market capabilities in each region, as well as introduce locally relevant products using global capabilities. And we have significant growth opportunities as we work to expand our current snacks businesses in these regions, extend our reach into new geographies and enter adjacent categories. We also intend to continue to make our core snacks healthier through innovations in heart-healthy oil, sodium reduction and the addition of whole grains, nuts and seeds.

2. Ensure Sustainable, Profitable Growth in Global Beverages

The U.S. liquid refreshment beverage category and challenging economic conditions facing consumers continue to place pressure on our global beverage business. In the face of this pressure, we are taking action to ensure sustainable, profitable growth in our global beverage business. We expect that the mergers with PBG and PAS will create a lean, agile organization in North America with an optimized supply chain, a flexible go-to-market system and enhanced innovation capabilities. When combined with the actions we are taking to refresh our brands across the entire beverage category, we believe this game-changing transaction will enable us to accelerate our top-line growth and also improve our profitability. There continue to be significant areas of global beverage growth, particularly in developing markets and in evolving categories. We will invest in those attractive opportunities, concentrating in geographies and categories in which we are the leader or a close second, or where the competitive game remains wide open. Additionally, we intend to use our research and development capabilities to develop low- and zero-calorie beverages that taste great and add positive nutrition such as fiber, vitamins and calcium.

3. Unleash the Power of “Power of One”

Retail consolidation continues to increase the importance of our key customers. We must maintain mutually beneficial relationships with our key customers, as well as retailers and our bottling partners, to effectively compete. We are in the unique position to leverage two extraordinary consumer categories that have special relevance to retailers across the globe. Our snacks and beverages are both high velocity categories; both generate retail traffic; both are profitable; and both deliver strong cash flow. The combination of snacks and beverages – with our “must have” global and local brands – makes us an essential partner for large-format as well as small-format retailers. We expect to increasingly use this portfolio and the high coincidence of consumption of these products through integrated offerings (products, marketing and merchandising) to create value for consumers and deliver greater top-line growth for retailers. We intend to accelerate Power of One supply chain and back-office synergies in many regions to improve profitability and enhance customer service.

4. Rapidly Expand our “Good for You” Portfolio

Consumer tastes and preferences are constantly changing and our success depends on our ability to respond to consumer trends, including responding to consumers’ desire for healthier choices. We currently have a roughly $10 billion core of “good-for-you” products anchored by: Tropicana, Naked Juice, Lebedyansky, Sandora and our other juice brands; Aquafina; Quaker Oats; Gatorade (for athletes); the new dairy joint venture with Almarai; and local good-for-you products and brands. We intend to build on this core with an increasing stream of science-based innovation derived from the research and development capabilities that we have been ramping up over the past couple of years, as well as from targeted acquisitions and joint ventures. We will be investing to accelerate the growth of these platforms, and we will use the knowledge from these initiatives to improve our core snack and beverage offerings and also to develop highly nutritious products for undernourished people across the world.

5. Continue to Deliver on Our Environmental Sustainability Goals and Commitments

Consumers and government officials are increasingly focused on the impact companies have on the environment. We are committed to protecting the earth’s natural resources and are well on our way to meeting our public goals for meaningful reductions in water, electricity and fuel usage. Our businesses around the world are implementing innovative approaches to be significantly more efficient in the use of land, energy, water, and packaging – and we are actively working with the communities in which we operate to be responsive to their resource needs. In 2009, we formalized our commitment to water as a human right, and we will focus not only on world-class efficiency in our operations, but also in preserving water resources and enabling access to safe water. Our climate change focus is on reducing our carbon footprint, including the reduction in absolute greenhouse gas emissions and continued improvement in energy use efficiency. We actively work with our farmers to promote sustainable agriculture – and we are developing new packaging alternatives in both snacks and beverages to reduce our impact on the environment.

6. Cherish our Employees and Develop the Leadership to Sustain Our Growth

Our continued growth requires us to hire, retain and develop our leadership bench and a highly skilled and diverse workforce. This will be especially important during 2010 in connection with the integration efforts related to the proposed mergers with PBG and PAS. We have an extraordinary talent base across our global organization – in our manufacturing facilities, our sales and distribution organizations, our marketing groups, our staff functions, and with our general managers. As we expand our businesses, we are placing heightened focus on ensuring that we maintain an inclusive environment and on developing the careers of our associates – all with the goal of continuing to have the leadership talent, capabilities and experience necessary to grow our businesses well into the future. As an example, we are implementing tailored training programs to provide our managers and senior executives with the strategic and leadership capabilities required in a rapidly changing environment.

At PepsiCo, everything we do is underpinned by our commitment to Performance with Purpose. This means we deliver sustainable growth by investing in a healthier future for people and our planet. For instance, in addition to the long-term sustainability and talent-related commitments referenced above, we also intend to respect, support and invest in the local communities where we operate by hiring local people, creating products designed for local tastes and partnering with local farmers, governments and community groups.

Performance with Purpose has been the fundamental underpinning to our success in 2009 and has been recognized by publications and organizations from Fortune Magazine’s Most Admired Companies to Newsweek Green Rankings to the Boston College Center for Corporate Citizenship. By staying true to this foundation and executing on our strategy, we believe we will be able to achieve our objectives of improving financial results and increase return for our shareholders.

Our Operations

We are organized into three business units, as follows:

(1)

PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

(2)	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages North America and all of our Latin American beverage businesses; and

(3)	PepsiCo International (PI), which includes all PepsiCo businesses in Europe and all PepsiCo businesses in Asia, Middle East and Africa (AMEA).

Our three business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

Frito-Lay North America

Either independently or through contract manufacturers, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Fritos corn chips, Ruffles potato chips, Quaker Chewy granola bars and SunChips multigrain snacks. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips.

Quaker Foods North America

Either independently or through contract manufacturers, QFNA makes, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Cap’n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers.

Latin America Foods

Either independently or through contract manufacturers, LAF makes, markets and sells a number of snack food brands including Gamesa, Doritos, Cheetos, Ruffles, Lay’s and Sabritas, as well as many Quaker-brand cereals and snacks. These branded products are sold to independent distributors and retailers.

PepsiCo Americas Beverages

Either independently or through contract manufacturers, PAB makes, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, 7UP (outside the U.S.), Tropicana Pure Premium, Sierra Mist, Mirinda, Mug, Propel, Manzanita Sol, Tropicana juice drinks, SoBe Lifewater, Dole, Amp Energy, Paso de los Toros, Naked juice and Izze. PAB also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its bottlers and markets this brand. PAB sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PAB’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that bottlers have reported as sold to independent distributors and retailers. BCS and CSE are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our revenues are not based on BCS volume, we believe that BCS is a valuable measure as it quantifies the sell-through of our products at the consumer level.

See also “Acquisition of Common Stock of PBG and PAS” below.

Europe

Either independently or through contract manufacturers, Europe makes, markets and sells a number of leading snack foods including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-brand cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or through contract manufacturers, makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, 7UP and Tropicana. These brands are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. In addition, Europe licenses the Aquafina water brand to certain of its authorized bottlers. Europe also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).

Europe reports two measures of volume. Snacks volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks. Beverage volume reflects Company-owned or authorized bottler sales of beverages bearing Company-owned or licensed trademarks to independent distributors and retailers (see PepsiCo Americas Beverages above).

See also “Acquisition of Common Stock of PBG and PAS” below.

Asia, Middle East & Africa

AMEA makes, markets and sells a number of leading snack food brands including Lay’s, Kurkure, Chipsy, Doritos, Smith’s, Cheetos, Red Rock Deli and Ruffles, through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or through contract manufacturers, AMEA makes, markets and sells many Quaker-brand cereals and snacks. AMEA also makes, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP and Mountain Dew. These brands are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. In addition, AMEA licenses the Aquafina water brand to certain of its authorized bottlers. AMEA also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). AMEA reports two measures of volume (see Europe above).

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

Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2009, sales to Wal-Mart (including Sam’s) represented approximately 13% of our total net revenue. Our top five retail customers represented approximately 33% of our 2009 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 19%. These percentages include concentrate sales to our bottlers which are used in finished goods sold by them to these retailers. In addition, sales to PBG represented approximately 6% of our total net revenue in 2009. See “Acquisition of Common Stock of PBG and PAS”, “Our Related Party Bottlers” and Note 8 for more information on our anchor bottlers.

Our Related Party Bottlers

We have ownership interests in certain of our bottlers. Our ownership is less than 50%, and since we do not control these bottlers, we do not consolidate their results. We have designated three related party bottlers, PBG, PAS and Pepsi Bottling Ventures LLC (PBV), as our anchor bottlers. We include our share of their net income based on our percentage of economic ownership in our income statement as bottling equity income. Our anchor bottlers distribute approximately 60% of our North American beverage volume and approximately 16% of our beverage volume outside of North America. Our anchor bottlers participate in the bottler funding programs described above. Approximately 8% of our total 2009 sales incentives were related to these bottlers. See Note 8 for additional information on these related parties and related party commitments and guarantees. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses. See “Acquisition of Common Stock of PBG and PAS” for more information on our related party bottlers.

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

Foodservice and Vending

Our foodservice and vending sales force distributes snacks, foods and beverages to third-party foodservice and vending distributors and operators. Our foodservice and vending sales force also distributes certain beverages through our bottlers. This distribution system supplies our products to restaurants, businesses, schools, stadiums and similar locations.

Our Competition

Our businesses operate in highly competitive markets. We compete against global, regional, local and private label manufacturers on the basis of price, quality, product variety and distribution. In U.S. measured channels, our chief beverage competitor, The Coca-Cola Company, has a larger share of CSD consumption, while we have a larger share of liquid refreshment beverages consumption. In addition, The Coca-Cola Company has a significant CSD share advantage in many markets outside the United States. Further, our snack brands hold significant leadership positions in the snack industry worldwide. Our snack brands face local, regional and private label competitors, as well as national and global snack competitors, and compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products, the introduction of new products and the effectiveness of our advertising campaigns, marketing programs and product packaging. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allow us to compete effectively.

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

Risk Management Framework

The achievement of our strategic and operating objectives will necessarily involve taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework to identify, assess, prioritize, manage, monitor and communicate risks across the Company. This framework includes:

•

The PepsiCo Risk Committee (PRC), comprised of a cross-functional, geographically diverse, senior management group which meets regularly to identify, assess, prioritize and address strategic and reputational risks;

•	Division Risk Committees (DRCs), comprised of cross-functional senior management teams which meet regularly to identify, assess, prioritize and address division-specific operating risks;

•

PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the DRCs, identifies and assesses potential risks, and facilitates ongoing communication between the parties, as well as to PepsiCo’s Audit Committee and Board of Directors;

•	PepsiCo Corporate Audit, which evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures; and

•	PepsiCo’s Compliance Department, which leads and coordinates our compliance policies and practices.

Market Risks

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange rates, and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. See Note 9 for further information on our non-cancelable purchasing commitments. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest risks are classified as operating activities. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk and generally settle with these financial institutions on a net basis.

The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 10 for further discussion of these derivatives and our hedging policies. See “Our Critical Accounting Policies” for a discussion of the exposure of our pension plan assets and pension and retiree medical liabilities to risks related to market fluctuations.

Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “Risk Factors” in Item 1A. for further discussion.

Commodity Prices

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $151 million as of December 26, 2009 and $303 million as of December 27, 2008. These contracts resulted in net unrealized losses of $29 million as of December 26, 2009 and $117 million as of December 27, 2008. At the end of 2009, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2009 by $13 million.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $231 million as of December 26, 2009 and $626 million as of December 27, 2008. These contracts resulted in net losses of $57 million in 2009 and $343 million in 2008. At the end of 2009, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net losses in 2009 by $17 million.

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

Our operations outside of the U.S. generate 48% of our net revenue, with Mexico, Canada and the United Kingdom comprising 16% of our net revenue. As a result, we are exposed to foreign currency risks. During 2009, net unfavorable foreign currency, primarily due to depreciation of the Mexican peso, British pound, euro and Russian ruble, reduced net revenue growth by 5 percentage points. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

In addition, we continue to use the official exchange rate to translate the financial statements of our snack and beverage businesses in Venezuela. We use the official rate as we currently intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses will be reported under hyperinflationary accounting. This determination was made based upon Venezuela’s National Consumer Price Index (NCPI) which indicated cumulative inflation in Venezuela in excess of 100% for the three-year period ended November 30, 2009. Consequently, the functional currency of our Venezuelan entities will be changed from the bolivar fuerte (bolivar) to the U.S. dollar. Effective January 11, 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per dollar to 4.3 bolivars per dollar; however, certain activities would be permitted to access an exchange rate of 2.6 bolivars per dollar. In 2010, we expect that the majority of our transactions will be conducted at the 4.3 exchange rate, and as a result of the change to hyperinflationary accounting and the devaluation of the bolivar, we expect to record a one-time charge of approximately $125 million in the first quarter of 2010. In 2009, our operations in Venezuela comprised 7% of our cash and cash equivalents balance and generated less than 2% of our net revenue.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We may enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $1.2 billion as of December 26, 2009 and $1.4 billion as of December 27, 2008. The contracts that qualify for hedge accounting resulted in net unrealized losses of $20 million as of December 26, 2009 and net unrealized gains of $111 million as of December 27, 2008. At the end of 2009, we estimate that an unfavorable 10% change in the exchange rates would have increased our net unrealized losses by $86 million. The contracts that do not qualify for hedge accounting resulted in net gains of $1 million in 2009 and net losses of $28 million in 2008. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Our interest rate and cross currency swaps are generally entered into concurrently with the issuance of the debt that they modified. The notional amount, interest payment and maturity date of the interest rate and cross currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

Assuming year-end 2009 variable rate debt and investment levels, a 1-percentage-point increase in interest rates would have increased net interest expense by $3 million in 2009.

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

Revenue Recognition

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery in the U.S., and generally within 30 to 90 days internationally, and may allow discounts for early payment. We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. Our bottlers have a similar replacement policy and are responsible for the products they distribute.

Our policy is to provide customers with product when needed. In fact, our commitment to freshness and product dating serves to regulate the quantity of product shipped or delivered. In addition, DSD products are placed on the shelf by our employees with customer shelf space and storerooms limiting the quantity of product. For product delivered through our other distribution networks, we monitor customer inventory levels.

As discussed in “Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $12.9 billion in 2009, $12.5 billion in 2008 and $11.3 billion in 2007. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate total annual sales incentives for most of our programs and record a pro rata share in proportion to revenue. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Payments made to obtain these rights are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $296 million at year-end 2009 and $333 million at year-end 2008 are included in current assets and other assets on our balance sheet.

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

Management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A and “Our Business Risks.”

We did not recognize any impairment charges for perpetual brands or goodwill in the years presented. As of December 26, 2009, we had $8.3 billion of perpetual brands and goodwill, of which approximately 60% related to our Lebedyansky, Tropicana and Walkers businesses.

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

In 2009, our annual tax rate was 26.0% compared to 26.7% in 2008 as discussed in “Other Consolidated Results.” The tax rate in 2009 decreased 0.7 percentage points primarily due to the favorable resolution of certain foreign tax matters and lower taxes on foreign results in the current year. In 2010, our annual tax rate is expected to be approximately the same as in 2009.

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

At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. Prior to 2008, we used the Moody’s Aa Corporate Bond Index yield in the U.S. and adjusted for differences between the average duration of the bonds in this Index and the average duration of our benefit liabilities, based upon a published index. As of the beginning of our 2008 fiscal year, our U.S. discount rate is determined using the Mercer Pension Discount Yield Curve (Mercer Yield Curve). The Mercer Yield Curve uses a portfolio of high-quality bonds rated Aa or higher by Moody’s. The Mercer Yield Curve includes bonds that closely match the timing and amount of our expected benefit payments.

The expected return on pension plan assets is based on our pension plan investment strategy, our expectations for long-term rates of return and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. Our pension plan investment strategy includes the use of actively-managed securities and is reviewed annually based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 8.9% from our equity allocations and 6.3% from our fixed income allocations. Our target investment allocation is 40% for U.S. equity allocations, 20% for international equity allocations and 40% for fixed income allocations. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations. To calculate the expected return on pension plan assets, we use a market-related valuation method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) for securities included in our equity allocations over a five-year period. This has the effect of reducing year-to-year volatility. For all other asset categories, the actual fair value is used for the market-related value of assets.

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

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2010	2009	2008
Pension
Expense discount rate	6.1%	6.2%	6.3%
Expected rate of return on plan assets	7.6%	7.6%	7.6%
Expected rate of salary increases	4.4%	4.4%	4.4%
Retiree medical
Expense discount rate	6.1%	6.2%	6.4%
Current health care cost trend rate	7.5%	8.0%	8.5%

Based on our assumptions, we expect our pension expense to increase in 2010, as a result of assumption changes and an increase in experience loss amortization partially offset by expected asset returns on 2010 contributions. The most significant assumption changes result from the use of lower discount rates. Further, we expect our pension expense to increase in 2010 as a result of our pending mergers with PBG and PAS.

Sensitivity of Assumptions

A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. The estimated impact of a 25-basis-point decrease in the discount rate on 2010 pension expense is an increase of approximately $32 million. The estimated impact on 2010 pension expense of a 25-basis-point decrease in the expected rate of return is an increase of approximately $20 million.

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

Our pension contributions for 2009 were $1.2 billion, of which $1 billion was discretionary. In 2010, we expect to make contributions of approximately $700 million with up to approximately $600 million expected to be discretionary. Our cash payments for retiree medical benefits are estimated to be approximately $100 million in 2010. As our retiree medical plans are not subject to regulatory funding requirements, we fund these plans on a pay-as-you-go basis. Our pension and retiree medical contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns, and changes in tax or other benefit laws. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) amended its guidance on accounting for business combinations to improve, simplify and converge internationally the accounting for business combinations. The new accounting guidance continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. We adopted the provisions of the new guidance as of the beginning of our 2009 fiscal year. The new accounting guidance changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Additionally, under the new guidance, transaction costs are expensed rather than capitalized. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year apply the new provisions and will be evaluated based on the outcome of these matters.

In December 2007, the FASB issued new accounting and disclosure guidance on noncontrolling interests in consolidated financial statements. This guidance amends the accounting literature to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. We adopted the accounting provisions of the new guidance on a prospective basis as of the beginning of our 2009 fiscal year, and the adoption did not have a material impact on our financial statements. In addition, we adopted the presentation and disclosure requirements of the new guidance on a retrospective basis in the first quarter of 2009.

In June 2009, the FASB amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance are effective as of the beginning of our 2010 fiscal year, and we do not expect the adoption to have a material impact on our financial statements.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2009	2008	2007
Operating profit
Mark-to-market net impact (gain/(loss))	$274	$(346)	$19
Restructuring and impairment charges	$(36)	$(543)	$(102)
PBG/PAS merger costs	$(50)	—	—
Bottling equity income
PBG/PAS merger costs	$(11)	—	—
Net income attributable to PepsiCo
Mark-to-market net impact (gain/(loss))	$173	$(223)	$12
Restructuring and impairment charges	$(29)	$(408)	$(70)
Tax benefits	—	—	$129
PepsiCo share of PBG restructuring and impairment charges	—	$(114)	—
PBG/PAS merger costs	$(44)	—	—
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (gain/(loss))	$0.11	$(0.14)	$0.01
Restructuring and impairment charges	$(0.02)	$(0.25)	$(0.04)
Tax benefits	—	—	$0.08
PepsiCo share of PBG restructuring and impairment charges	—	$(0.07)	—
PBG/PAS merger costs	$(0.03)	—	—

Mark-to-Market Net Impact

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include energy, fruit and other raw materials. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.

In 2009, we recognized $274 million ($173 million after-tax or $0.11 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In 2008, we recognized $346 million ($223 million after-tax or $0.14 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

In 2007, we recognized $19 million ($12 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

In 2009, we incurred a charge of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program that began in 2008. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These initiatives were completed in the second quarter of 2009.

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

PBG/PAS Merger Costs

In 2009, we incurred $50 million of costs associated with the proposed mergers with PBG and PAS, as well as an additional $11 million of costs, representing our share of the respective merger costs of PBG and PAS, recorded in bottling equity income. In total, these costs had an after-tax impact of $44 million or $0.03 per share.

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

In 2009, total servings increased slightly compared to 2008, as servings for snacks increased 1% while servings for beverages decreased 1%. In 2008, total servings increased 3% compared to 2007, as servings for both snacks and beverages worldwide grew 3%.

Net Revenue and Operating Profit

				Change
	2009	2008	2007	2009	2008
Total net revenue	$43,232	$43,251	$39,474	—%	10%
Operating profit
FLNA	$3,258	$2,959	$2,845	10%	4%
QFNA	628	582	568	8%	2.5%
LAF	904	897	714	1%	26%
PAB	2,172	2,026	2,487	7%	(19)%
Europe	932	910	855	2%	6%
AMEA	716	592	466	21%	27%
Corporate – net impact of mark-to-market on commodity hedges	274	(346)	19	n/m	n/m
Corporate – PBG/PAS merger costs	(49)	—	—	n/m	n/m
Corporate – restructuring	—	(10)	—	n/m	n/m
Corporate – other	(791)	(651)	(772)	21%	(16)%

Total operating profit	$8,044	$6,959	$7,182	16%	(3)%

Total operating profit margin	18.6%	16.1%	18.2%	2.5	(2.1)

n/m represents year-over-year changes that are not meaningful.

2009

Total operating profit increased 16% and operating margin increased 2.5 percentage points. These increases were driven by the net favorable mark-to-market impact of our commodity hedges and lower restructuring and impairment charges related to our Productivity for Growth program, collectively contributing 17 percentage points to operating profit growth, partially offset by 1 percentage point from costs associated with the proposed mergers with PBG and PAS. Foreign currency reduced operating profit growth by 6 percentage points, and acquisitions contributed 2 percentage points to the operating profit growth.

Other corporate unallocated expenses increased 21%, primarily reflecting deferred compensation losses, compared to gains in the prior year. The deferred compensation losses are offset (as an increase to interest income) by gains on investments used to economically hedge these costs.

2008

Total operating profit decreased 3% and margin decreased 2.1 percentage points. The unfavorable net mark-to-market impact of our commodity hedges and increased restructuring and impairment charges contributed 11 percentage points to the operating profit decline and 1.8 percentage points to the margin decline. Leverage from the revenue growth was offset by the impact of higher commodity costs. Acquisitions and foreign currency each positively contributed 1 percentage point to operating profit performance.

Other corporate unallocated expenses decreased 16%. The favorable impact of certain employee-related items, including lower deferred compensation and pension costs were partially offset by higher costs associated with our global SAP implementation and increased research and development costs. The decrease in deferred compensation costs are offset by a decrease in interest income from losses on investments used to economically hedge these costs.

Other Consolidated Results

				Change
	2009	2008	2007	2009	2008
Bottling equity income	$365	$374	$560	(2)%	(33)%
Interest expense, net	$(330)	$(288)	$(99)	$(42)	$(189)
Annual tax rate	26.0%	26.7%	25.8%
Net income attributable to PepsiCo	$5,946	$5,142	$5,658	16%	(9)%
Net income attributable to PepsiCo per common share – diluted	$3.77	$3.21	$3.41	17%	(6)%

Bottling equity income includes our share of the net income or loss of our anchor bottlers as described in “Our Customers.” Our interest in these bottling investments may change from time to time. Any gains or losses from these changes, as well as other transactions related to our bottling investments, are also included on a pre-tax basis. In November 2007, our Board of Directors approved the sale of additional PBG stock to an economic ownership level of 35%, as well as the sale of PAS stock to the ownership level at the time of the merger with Whitman Corporation in 2000 of about 37%. Consequently, we sold 8.8 million shares of PBG stock and 3.3 million shares of PAS stock in 2008. The resulting lower ownership percentages reduced the equity income from PBG and PAS that we recognized subsequent to those sales. We did not sell any PBG or PAS stock in 2009. Substantially all of our bottling equity income is derived from our equity investments in PBG and PAS. Also see “Acquisition of Common Stock of PBG and PAS.”

2009

Bottling equity income decreased 2%, primarily reflecting pre-tax gains on our sales of PBG and PAS stock in the prior year, mostly offset by a prior year non-cash charge of $138 million related to our share of PBG’s 2008 restructuring and impairment charges.

Net interest expense increased $42 million, primarily reflecting lower average rates on our investment balances and higher average debt balances. This increase was partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.

The tax rate decreased 0.7 percentage points compared to the prior year, primarily due to the favorable resolution of certain foreign tax matters and lower taxes on foreign results in the current year.

Net income attributable to PepsiCo increased 16% and net income attributable to PepsiCo per common share increased 17%. The favorable net mark-to-market impact of our commodity hedges and lower restructuring and impairment charges in the current year were partially offset by the PBG/PAS merger costs; these items affecting comparability increased net income attributable to PepsiCo by 16 percentage points and net income attributable to PepsiCo per common share by 17 percentage points. Net income attributable to PepsiCo per common share was also favorably impacted by share repurchases in the prior year.

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

Net income attributable to PepsiCo decreased 9% and the related net income attributable to PepsiCo per common share decreased 6%. The unfavorable net mark-to-market impact of our commodity hedges, the absence of the tax benefits recognized in the prior year, our increased restructuring and impairment charges and our share of PBG’s restructuring and impairment charges collectively contributed 15 percentage points to both the decline in net income attributable to PepsiCo and net income attributable to PepsiCo per common share. Additionally, net income attributable to PepsiCo per common share was favorably impacted by our share repurchases.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. In addition, our operating profit and growth, excluding the impact of restructuring and impairment charges and costs associated with the proposed mergers with PBG and PAS, are not measures defined by accounting principles generally accepted in the U.S. However, we believe investors should consider these measures as they are more indicative of our ongoing performance and with how management evaluates our operating results and trends. For additional information on our divisions, see Note 1 and for additional information on our restructuring and impairment charges, see Note 3.

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2009	$13,224	$1,884	$5,703	$10,116	$6,727	$5,578	$43,232
Net Revenue, 2008	$12,507	$1,902	$5,895	$10,937	$6,891	$5,119	$43,251
% Impact of:
Volume(a)	1%	—%	(2)%	(7)%	(3)%	7%	(1)%
Effective net pricing(b)	5.5	—	12	—	5	4	5
Foreign exchange	(1)	(1)	(14)	(1)	(12)	(3)	(5)
Acquisitions	—	—	—	—	8	1	1.5

% Change(c)	6%	(1)%	(3)%	(8)%	(2)%	9%	—%

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2008	$12,507	$1,902	$5,895	$10,937	$6,891	$5,119	$43,251
Net Revenue, 2007	$11,586	$1,860	$4,872	$11,090	$5,896	$4,170	$39,474
% Impact of:
Volume(a)	—%	(1.5)%	—%	(4.5)%	4%	14%	1%
Effective net pricing(b)	7	4	11	3	4	6	6
Foreign exchange	—	—	—	—	2	1	1
Acquisitions	—	—	9	—	7	2	2

% Change(c)	8%	2%	21%	(1)%	17%	23%	10%

(a)

Excludes the impact of acquisitions. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to non-consolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes non-consolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.
(c)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2009	2008	2007	2009	2008
Net revenue	$13,224	$12,507	$11,586	6	8

Operating profit	$3,258	$2,959	$2,845	10	4
Impact of restructuring and impairment charges	2	108	28

Operating profit, excluding restructuring and impairment charges	$3,260	$3,067	$2,873	6	7

2009

Net revenue grew 6% and pound volume increased 1%. The volume growth reflects high-single-digit growth in dips, double-digit growth from our Sabra joint venture, and low-single-digit growth in trademark Lay’s. These volume gains were partially offset by high-single-digit declines in trademark Ruffles. Net revenue growth also benefited from effective net pricing. Foreign currency reduced net revenue growth by almost 1 percentage point.

Operating profit grew 10%, primarily reflecting the net revenue growth, partially offset by higher commodity costs, primarily cooking oil and potatoes. Lower restructuring and impairment charges in the current year related to our Productivity for Growth program increased operating profit growth by nearly 4 percentage points.

2008

Net revenue grew 8% and pound volume grew 1%. The volume growth reflects our 2008 Sabra joint venture and mid-single-digit growth in trademark Cheetos, Ruffles and dips. These volume gains were largely offset by mid-single-digit declines in trademark Lay’s and Doritos. Net revenue growth benefited from pricing actions. Foreign currency had a nominal impact on net revenue growth.

Operating profit grew 4%, reflecting the net revenue growth. This growth was partially offset by higher commodity costs, primarily cooking oil and fuel. Operating profit growth was negatively impacted by 3 percentage points, resulting from higher fourth quarter restructuring and impairment charges in 2008 related to our Productivity for Growth program. Foreign currency and acquisitions each had a nominal impact on operating profit growth. Operating profit, excluding restructuring and impairment charges, grew 7%.

Quaker Foods North America

				% Change
	2009	2008	2007	2009	2008
Net revenue	$1,884	$1,902	$1,860	(1)	2

Operating profit	$628	$582	$568	8	2.5
Impact of restructuring and impairment charges	1	31	—

Operating profit, excluding restructuring and impairment charges	$629	$613	$568	3	8

2009

Net revenue declined 1% and volume was flat. Low-single-digit volume declines in Oatmeal and high-single-digit declines in trademark Roni were offset by high-single-digit growth in ready-to-eat cereals. Favorable net pricing, driven by price increases taken last year, was offset by unfavorable mix. Unfavorable foreign currency reduced net revenue growth by 1 percentage point.

Operating profit increased 8%, primarily reflecting the absence of prior year restructuring and impairment charges related to our Productivity for Growth program, which increased operating profit growth by 5 percentage points. Lower advertising and marketing, and selling and distribution expenses, also contributed to the operating profit growth.

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

Operating profit increased 2.5%, reflecting the net revenue growth and lower advertising and marketing costs, partially offset by increased commodity costs. The negative impact of the flood was mitigated by related business disruption insurance recoveries, which contributed 5 percentage points to operating profit. The fourth quarter restructuring and impairment charges related to our Productivity for Growth program reduced operating profit growth by 5 percentage points. Foreign currency had a nominal impact on operating profit growth. Operating profit, excluding restructuring and impairment charges, grew 8%.

Latin America Foods

				% Change
	2009	2008	2007	2009	2008
Net revenue	$5,703	$5,895	$4,872	(3)	21

Operating profit	$904	$897	$714	1	26
Impact of restructuring and impairment charges	3	40	39

Operating profit, excluding restructuring and impairment charges	$907	$937	$753	(3)	24

2009

Volume declined 2%, largely reflecting pricing actions to cover commodity inflation. A mid-single-digit decline at Sabritas in Mexico and a low-single-digit decline at Gamesa in Mexico was partially offset by mid-single-digit growth in Brazil.

Net revenue declined 3%, primarily reflecting an unfavorable foreign currency impact of 14 percentage points. Favorable effective net pricing was partially offset by the volume declines.

Operating profit grew 1%, reflecting favorable effective net pricing, partially offset by the higher commodity costs. Unfavorable foreign currency reduced operating profit by 17 percentage points. Operating profit growth benefited from lower restructuring and impairment charges in the current year related to our Productivity for Growth program.

2008

Volume grew 3%, primarily reflecting an acquisition in Brazil, which contributed nearly 3 percentage points to the volume growth. A mid-single-digit decline at Sabritas in Mexico, largely resulting from weight-outs, was offset by mid-single digit growth at Gamesa in Mexico and double-digit growth in certain other markets.

Net revenue grew 21%, primarily reflecting favorable effective net pricing. Gamesa experienced double-digit growth due to favorable pricing actions. Acquisitions contributed 9 percentage points to the net revenue growth, while foreign currency had a nominal impact on net revenue growth.

Operating profit grew 26%, driven by the net revenue growth, partially offset by increased commodity costs. An insurance recovery contributed 3 percentage points to the operating profit growth. The impact of the fourth quarter restructuring and impairment charges in 2008 related to our Productivity for Growth program was offset by prior year restructuring charges. Acquisitions contributed 4 percentage points and foreign currency contributed 1 percentage point to the operating profit growth. Operating profit, excluding restructuring and impairment charges, grew 24%.

PepsiCo Americas Beverages

				% Change
	2009	2008	2007	2009	2008
Net revenue	$10,116	$10,937	$11,090	(8)	(1)

Operating profit	$2,172	$2,026	$2,487	7	(19)
Impact of restructuring and impairment charges	16	289	12

Operating profit, excluding restructuring and impairment charges	$2,188	$2,315	$2,499	(5.5)	(7)

2009

BCS volume declined 6%, reflecting continued softness in the North America liquid refreshment beverage category.

In North America, non-carbonated beverage volume declined 11%, primarily driven by double-digit declines in Gatorade sports drinks and in our base Aquafina water business. CSD volumes declined 5%.

Net revenue declined 8%, primarily reflecting the volume declines. Unfavorable foreign currency contributed over 1 percentage point to the net revenue decline.

Operating profit increased 7%, primarily reflecting lower restructuring and impairment charges in the current year related to our Productivity for Growth program. Excluding restructuring and impairment charges, operating profit declined 5.5%, primarily reflecting the net revenue performance. Operating profit was also negatively impacted by unfavorable foreign currency which reduced operating profit growth by almost 3 percentage points.

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

Operating profit declined 19%, primarily reflecting higher fourth quarter restructuring and impairment charges in 2008 related to our Productivity for Growth program, which contributed 11 percentage points to the operating profit decline. In addition, higher product costs and higher selling and delivery costs, primarily due to higher fuel costs, contributed to the decline. Foreign currency had a nominal impact on the operating profit decline. Operating profit, excluding restructuring and impairment charges, declined 7%.

Europe

				% Change
	2009	2008	2007	2009	2008
Net revenue	$6,727	$6,891	$5,896	(2)	17

Operating profit	$932	$910	$855	2	6
Impact of restructuring and impairment charges	1	50	9
Impact of PBG/PAS merger costs	1	—	—

Operating profit, excluding above items	$934	$960	$864	(3)	11

2009

Snacks volume declined 1%, reflecting continued macroeconomic challenges and planned weight outs in response to higher input costs. High-single-digit declines in Spain and Turkey and a double-digit decline in Poland were partially offset by low-single-digit growth in Russia. Additionally, Walkers in the United Kingdom declined at a low-single-digit rate. Our acquisition in the fourth quarter of 2008 of a snacks company in Serbia positively contributed 2 percentage points to the volume performance.

Beverage volume grew 3.5%, primarily reflecting our acquisition of Lebedyansky in Russia in the fourth quarter of 2008 which contributed 8 percentage points to volume growth. A high-single-digit increase in Germany and mid-single-digit increases in the United Kingdom and Poland were more than offset by double-digit declines in Russia and the Ukraine.

Net revenue declined 2%, primarily reflecting adverse foreign currency which contributed 12 percentage points to the decline, partially offset by acquisitions which positively contributed 8 percentage points to net revenue performance. Favorable effective net pricing positively contributed to the net revenue performance.

Operating profit grew 2%, primarily reflecting the favorable effective net pricing and lower restructuring and impairment costs in the current year related to our Productivity for Growth program. Acquisitions positively contributed 5 percentage points to the operating profit growth and adverse foreign currency reduced operating profit growth by 17 percentage points.

2008

Snacks volume grew 6%, reflecting broad-based increases led by double-digit growth in Russia. Additionally, Walkers in the United Kingdom, as well as the Netherlands, grew at low-single-digit rates and Spain increased slightly. Acquisitions contributed 2 percentage points to the volume growth.

Beverage volume grew 15%, primarily reflecting the expansion of the Pepsi Lipton Joint Venture and the Sandora and Lebedyansky acquisitions, which contributed 14 percentage points to the growth. CSDs increased slightly and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 17%, reflecting favorable effective net pricing and volume growth. Acquisitions contributed 7 percentage points and foreign currency contributed 2 percentage points to the net revenue growth.

Operating profit grew 6%, driven by the net revenue growth, partially offset by increased commodity costs. Acquisitions contributed 5 percentage points and foreign currency contributed 3 percentage points to the operating profit growth. Operating profit growth was negatively impacted by 5 percentage points, resulting from higher fourth quarter restructuring and impairment charges in 2008 related to our Productivity for Growth program. Operating profit, excluding restructuring and impairment charges, grew 11%.

Asia, Middle East & Africa

				% Change
	2009	2008	2007	2009	2008
Net revenue	$5,578	$5,119	$4,170	9	23

Operating profit	$716	$592	$466	21	27
Impact of restructuring and impairment charges	13	15	14

Operating profit, excluding restructuring and impairment charges	$729	$607	$480	20	26

2009

Snacks volume grew 9%, reflecting broad-based increases driven by double-digit digit growth in India and the Middle East, partially offset by a low-single-digit decline in China. Additionally, South Africa grew volume at a low-single-digit rate and Australia grew volume slightly. The net impact of acquisitions and divestitures contributed 2 percentage points to the snacks volume growth.

Beverage volume grew 8%, reflecting broad-based increases driven by double-digit growth in India and high-single-digit growth in Pakistan. Additionally, the Middle East grew at a mid-single-digit rate and China grew at a low-single-digit rate. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 9%, reflecting volume growth and favorable effective net pricing. Foreign currency reduced net revenue growth by over 3 percentage points. The net impact of acquisitions and divestitures contributed 1 percentage point to the net revenue growth.

Operating profit grew 21%, driven primarily by the net revenue growth. The net impact of acquisitions and divestitures contributed 11 percentage points to the operating profit growth and included a one-time gain associated with the contribution of our snacks business in Japan to form a joint venture with Calbee, the snacks market leader in Japan. Foreign currency reduced operating profit growth by 3 percentage points.

2008

Snacks volume grew 11%, reflecting broad-based increases led by double-digit growth in China, the Middle East and South Africa. Additionally, Australia experienced low-single-digit growth and India grew at a high-single-digit rate.

Beverage volume grew 12%, reflecting broad-based increases driven by double-digit growth in China, the Middle East and India, partially offset by low-single-digit declines in Thailand and the Philippines. Acquisitions had a nominal impact on beverage volume growth. CSDs grew at a high-single-digit rate and non-carbonated beverages grew at a double-digit rate.

Net revenue grew 23%, reflecting volume growth and favorable effective net pricing. Acquisitions contributed 2 percentage points and foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit grew 27%, driven by the net revenue growth, partially offset by increased commodity costs. Foreign currency and acquisitions each contributed 2 percentage points to the operating profit growth. The impact of the fourth quarter restructuring and impairment charges in 2008 related to our Productivity for Growth program was offset by prior year restructuring charges. Operating profit, excluding restructuring and impairment charges, grew 26%.

Our Liquidity and Capital Resources

Global capital and credit markets, including the commercial paper markets, experienced considerable volatility in 2009. This volatility did not have a material unfavorable impact on our liquidity, and we continue to have access to the capital and credit markets. In addition, we have revolving credit facilities that are discussed in Note 9. We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, will be adequate to meet our operating, investing and financing needs. However, there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us. See also “The global economic downturn has resulted in unfavorable economic conditions and increased volatility in foreign exchange rates and may have an adverse impact on our business results or financial condition.” and “Any downgrade of our credit rating could increase our future borrowing costs.” in Item 1A. “Risk Factors.”

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends from our snack and beverage operations in Venezuela outside of the country. As of December 26, 2009, our operations in Venezuela comprised 7% of our cash and cash equivalents balance.

Furthermore, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the third quarter due to seasonal and holiday-related sales patterns, and generally lowest in the first quarter. On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures and share repurchases. These transactions may result in future cash proceeds or payments.

Operating Activities

In 2009, our operations provided $6.8 billion of cash, compared to $7.0 billion in the prior year, reflecting a $1.0 billion ($0.6 billion after-tax) discretionary pension contribution to our U.S. pension plans, $196 million of restructuring payments related to our Productivity for Growth program and $49 million of PBG/PAS merger cost payments. Operating cash flow also reflected net favorable working capital comparisons to the prior year.

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

Investing Activities

In 2009, net cash used for investing activities was $2.4 billion, primarily reflecting $2.1 billion for capital spending and $0.5 billion for acquisitions.

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

We anticipate net capital spending of about $3.6 billion in 2010. Additionally, in connection with our December 7, 2009 agreement with Dr Pepper Snapple Group, Inc. (DPSG) to manufacture and distribute certain DPSG products in the territories where they are currently sold by PBG and PAS, we will make an upfront payment of $900 million to DPSG upon closing of the proposed mergers with PBG and PAS.

Financing Activities

In 2009, net cash used for financing activities was $2.5 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments of $2.7 billion. Net proceeds from issuances of long-term debt of $0.8 billion and stock option proceeds of $0.4 billion were mostly offset by net repayments of short-term borrowings of $1.0 billion.

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

Subsequent to year-end 2009, we issued $4.25 billion of fixed and floating rate notes. We intend to use the net proceeds from this offering to finance a portion of the purchase price for the PBG and PAS mergers and to pay related fees and expenses in connection with the mergers. See Note 9 for further information regarding financing in connection with the PBG and PAS mergers.

We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. In the second quarter of 2009, our Board of Directors approved a 6% dividend increase from $1.70 to $1.80 per share. We did not repurchase any shares in 2009 under our $8.0 billion repurchase program authorized by the Board of Directors in the second quarter of 2007 and expiring on June 30, 2010. The current $8.0 billion authorization has approximately $6.4 billion remaining for repurchase. We anticipate that in 2010 share repurchases together with a voluntary $600 million pre-tax pension plan contribution will total about $5 billion.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value, and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items, including the impact of a discretionary pension contribution in the first quarter of 2009, net of tax, restructuring-related cash payments, net of tax, and PBG/PAS merger cost payments in 2009 in evaluating management operating cash flow. We believe investors should consider these items in evaluating our management operating cash flow results. The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our management operating cash flow excluding the impact of the above items.

	2009	2008	2007
Net cash provided by operating activities	$6,796	$6,999	$6,934
Capital spending	(2,128)	(2,446)	(2,430)
Sales of property, plant and equipment	58	98	47

Management operating cash flow	4,726	4,651	4,551
Discretionary pension contribution (after-tax)	640	—	—
Restructuring payments (after-tax)	168	180	22
PBG/PAS merger cost payments	49	—	—

Management operating cash flow excluding above items	$5,583	$4,831	$4,573

In 2009, management operating cash flow was used primarily to pay dividends. In 2008 and 2007, management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return approximately all of our management operating cash flow to our shareholders through dividends and share repurchases. However, see “Risk Factors” in Item 1A. and “Our Business Risks” for certain factors that may impact our operating cash flows.

Credit Ratings

Our objective is to maintain short-term credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates. As anticipated, following the public announcement of the PBG merger agreement and the PAS merger agreement, Moody’s Investors Service (Moody’s) indicated that it was reviewing our ratings for possible downgrade and Standard & Poor’s Ratings Services (S&P) indicated that its outlook on PepsiCo was negative and it could lower our ratings. Moody’s has noted that the additional debt involved in completing the PBG merger and the PAS merger and our consolidated level of indebtedness following completion of the PBG merger and the PAS merger could result in a rating lower than the current rating level. S&P has indicated that when additional information becomes available, S&P will review whether, following completion of the PBG merger and the PAS merger, any of our senior unsecured debt will, in S&P’s view, be structurally subordinated, which could result in a lower rating for PepsiCo’s debt. Our current long-term debt rating is Aa2 at Moody’s and A+ at S&P. We have maintained strong investment grade ratings for over a decade. Each rating is considered strong investment grade and is in the first quartile of its respective ranking system. These ratings also reflect the impact of our anchor bottlers’ cash flows and debt. See also “Risk Factors” in Item 1A.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 for a description of our credit facilities and long-term contractual commitments.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. However, at the time of the separation of our bottling operations from us, various guarantees were necessary to facilitate the separation. In 2008, we extended our guarantee of a portion of Bottling Group LLC’s long-term debt in connection with the refinancing of a corresponding portion of the underlying debt. As of December 26, 2009, we believe it is remote that these guarantees would require any cash payment. Neither the merger with PBG nor the merger with PAS will affect our guarantee of a portion of Bottling Group, LLC’s long-term debt. We do not enter into off-balance-sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities. See Note 9 for a description of our off-balance-sheet arrangements.

Acquisition of Common Stock of PBG and PAS

On August 3, 2009, we entered into an Agreement and Plan of Merger with PBG and Pepsi-Cola Metropolitan Bottling Company, Inc. (Metro), our wholly owned subsidiary (the PBG Merger Agreement) and a separate Agreement and Plan of Merger with PAS and Metro (the PAS Merger Agreement).

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

On February 17, 2010, the stockholders of PBG and PAS approved the PBG and PAS Mergers, respectively. Consummation of each of the Mergers is subject to various conditions, including the absence of legal prohibitions and the receipt of regulatory approvals. On February 17, 2010, we announced that we had refiled under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) with respect to the Mergers and signed a consent decree (Consent Decree) proposed by the Staff of the Federal Trade Commission (FTC) providing for the maintenance of the confidentiality of certain information we will obtain from DPSG in connection with the manufacture and distribution of certain DPSG products after the Mergers are completed. The Consent Decree is subject to review and approval by the Commissioners of the FTC. We hope to consummate the Mergers by the end of February, 2010.

We currently plan that at the closing of the Mergers we will form a new operating unit. This new operating unit will comprise all current PBG and PAS operations in the United States, Canada and Mexico, and will account for about three-quarters of the volume of PepsiCo’s North American bottling system, with independent franchisees accounting for most of the rest. This new operating unit will be included within the PAB business unit. Current PBG and PAS operations in Europe, including Russia, will be managed by the Europe division when the Mergers are completed.

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007

(in millions except per share amounts)

	2009	2008	2007
Net Revenue	$43,232	$43,251	$39,474
Cost of sales	20,099	20,351	18,038
Selling, general and administrative expenses	15,026	15,877	14,196
Amortization of intangible assets	63	64	58

Operating Profit	8,044	6,959	7,182
Bottling equity income	365	374	560
Interest expense	(397)	(329)	(224)
Interest income	67	41	125

Income before Income Taxes	8,079	7,045	7,643
Provision for Income Taxes	2,100	1,879	1,973

Net Income	5,979	5,166	5,670
Less: Net income attributable to noncontrolling interests	33	24	12

Net Income Attributable to PepsiCo	$5,946	$5,142	$5,658

Net Income Attributable to PepsiCo per Common Share
Basic	$3.81	$3.26	$3.48
Diluted	$3.77	$3.21	$3.41

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007

(in millions)

	2009	2008	2007
Operating Activities
Net income	$5,979	$5,166	$5,670
Depreciation and amortization	1,635	1,543	1,426
Stock-based compensation expense	227	238	260
Restructuring and impairment charges	36	543	102
Cash payments for restructuring charges	(196)	(180)	(22)
PBG/PAS merger costs	50	—	—
Cash payments for PBG/PAS merger costs	(49)	—	—
Excess tax benefits from share-based payment arrangements	(42)	(107)	(208)
Pension and retiree medical plan contributions	(1,299)	(219)	(310)
Pension and retiree medical plan expenses	423	459	535
Bottling equity income, net of dividends	(235)	(202)	(441)
Deferred income taxes and other tax charges and credits	284	573	118
Change in accounts and notes receivable	188	(549)	(405)
Change in inventories	17	(345)	(204)
Change in prepaid expenses and other current assets	(127)	(68)	(16)
Change in accounts payable and other current liabilities	(133)	718	522
Change in income taxes payable	319	(180)	128
Other, net	(281)	(391)	(221)

Net Cash Provided by Operating Activities	6,796	6,999	6,934

Investing Activities
Capital spending	(2,128)	(2,446)	(2,430)
Sales of property, plant and equipment	58	98	47
Proceeds from finance assets	—	—	27
Acquisitions and investments in noncontrolled affiliates	(500)	(1,925)	(1,320)
Divestitures	99	6	—
Cash restricted for pending acquisitions	15	(40)	—
Cash proceeds from sale of PBG and PAS stock	—	358	315
Short-term investments, by original maturity
More than three months – purchases	(29)	(156)	(83)
More than three months – maturities	71	62	113
Three months or less, net	13	1,376	(413)

Net Cash Used for Investing Activities	(2,401)	(2,667)	(3,744)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007

(in millions)

	2009	2008	2007
Financing Activities
Proceeds from issuances of long-term debt	$1,057	$3,719	$2,168
Payments of long-term debt	(226)	(649)	(579)
Short-term borrowings, by original maturity
More than three months – proceeds	26	89	83
More than three months – payments	(81)	(269)	(133)
Three months or less, net	(963)	625	(345)
Cash dividends paid	(2,732)	(2,541)	(2,204)
Share repurchases – common	—	(4,720)	(4,300)
Share repurchases – preferred	(7)	(6)	(12)
Proceeds from exercises of stock options	413	620	1,108
Excess tax benefits from share-based payment arrangements	42	107	208
Other financing	(26)	—	—

Net Cash Used for Financing Activities	(2,497)	(3,025)	(4,006)

Effect of exchange rate changes on cash and cash equivalents	(19)	(153)	75

Net Increase/(Decrease) in Cash and Cash Equivalents	1,879	1,154	(741)
Cash and Cash Equivalents, Beginning of Year	2,064	910	1,651

Cash and Cash Equivalents, End of Year	$3,943	$2,064	$910

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 26, 2009 and December 27, 2008

(in millions except per share amounts)

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$3,943	$2,064
Short-term investments	192	213
Accounts and notes receivable, net	4,624	4,683
Inventories	2,618	2,522
Prepaid expenses and other current assets	1,194	1,324

Total Current Assets	12,571	10,806
Property, Plant and Equipment, net	12,671	11,663
Amortizable Intangible Assets, net	841	732
Goodwill	6,534	5,124
Other nonamortizable intangible assets	1,782	1,128

Nonamortizable Intangible Assets	8,316	6,252
Investments in Noncontrolled Affiliates	4,484	3,883
Other Assets	965	2,658

Total Assets	$39,848	$35,994

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$464	$369
Accounts payable and other current liabilities	8,127	8,273
Income taxes payable	165	145

Total Current Liabilities	8,756	8,787
Long-Term Debt Obligations	7,400	7,858
Other Liabilities	5,591	6,541
Deferred Income Taxes	659	226

Total Liabilities	22,406	23,412
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(145)	(138)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued 1,782 shares)	30	30
Capital in excess of par value	250	351
Retained earnings	33,805	30,638
Accumulated other comprehensive loss	(3,794)	(4,694)
Repurchased common stock, at cost (217 and 229 shares, respectively)	(13,383)	(14,122)

Total PepsiCo Common Shareholders’ Equity	16,908	12,203
Noncontrolling interests	638	476

Total Equity	17,442	12,582

Total Liabilities and Equity	$39,848	$35,994

See accompanying notes to consolidated financial statements.

Consolidated Statement of Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007

(in millions)

	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.5)	(138)	(0.5)	(132)	(0.5)	(120)
Redemptions	(0.1)	(7)	(—)	(6)	(—)	(12)

Balance, end of period	(0.6)	(145)	(0.5)	(138)	(0.5)	(132)

Common Stock	1,782	30	1,782	30	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		351		450		584
Stock-based compensation expense		227		238		260
Stock option exercises/RSUs converted(a)		(292)		(280)		(347)
Withholding tax on RSUs converted		(36)		(57)		(47)

Balance, end of year		250		351		450

Retained Earnings
Balance, beginning of year		30,638		28,184		24,837
Adoption of guidance on accounting for uncertainty in income taxes		—		—		7
Measurement date change		—		(89)		—

Adjusted balance, beginning of year		30,638		28,095		24,844
Net income attributable to PepsiCo		5,946		5,142		5,658
Cash dividends declared – common		(2,768)		(2,589)		(2,306)
Cash dividends declared – preferred		(2)		(2)		(2)
Cash dividends declared – RSUs		(9)		(8)		(10)

Balance, end of year		33,805		30,638		28,184

Accumulated Other Comprehensive Loss
Balance, beginning of year		(4,694)		(952)		(2,246)
Measurement date change		—		51		—

Adjusted balance, beginning of year		(4,694)		(901)		(2,246)
Currency translation adjustment		800		(2,484)		719
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(55)		16		(60)
Reclassification of losses to net income		28		5		21
Pension and retiree medical, net of tax:
Net pension and retiree medical gains/(losses)		86		(1,376)		464
Reclassification of net losses to net income		21		73		135
Unrealized gains/(losses) on securities, net of tax		20		(21)		9
Other		—		(6)		6

Balance, end of year		(3,794)		(4,694)		(952)

Repurchased Common Stock
Balance, beginning of year	(229)	(14,122)	(177)	(10,387)	(144)	(7,758)
Share repurchases	—	—	(68)	(4,720)	(64)	(4,300)
Stock option exercises	11	649	15	883	28	1,582
Other, primarily RSUs converted	1	90	1	102	3	89

Balance, end of year	(217)	(13,383)	(229)	(14,122)	(177)	(10,387)

Total Common Shareholders’ Equity		16,908		12,203		17,325

Noncontrolling Interests
Balance, beginning of year		476		62		45
Net income attributable to noncontrolling interests		33		24		12
Purchase of subsidiary shares from noncontrolling interests, net		150		450		9
Currency translation adjustment		(12)		(48)		2
Other		(9)		(12)		(6)

Balance, end of year		638		476		62

Total Equity		$17,442		$12,582		$17,296

Comprehensive Income
Net income		$5,979		$5,166		$5,670
Other Comprehensive Income/(Loss)
Currency translation adjustment		788		(2,532)		721
Cash flow hedges, net of tax		(27)		21		(39)
Pension and retiree medical, net of tax
Net prior service (cost)/credit		(3)		55		(105)
Net gains/(losses)		110		(1,358)		704
Unrealized gains/(losses) on securities, net of tax		20		(21)		9
Other		—		(6)		6

		888		(3,841)		1,296

Comprehensive Income		6,867		1,325		6,966
Comprehensive (income)/loss attributable to noncontrolling interests		(21)		24		(14)

Comprehensive Income Attributable to PepsiCo		$6,846		$1,349		$6,952

(a)	Includes total tax benefits of $31 million in 2009, $95 million in 2008 and $216 million in 2007.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates based on our economic ownership interest. We do not control these other affiliates, as our ownership in these other affiliates is generally less than 50%. Equity income or loss from our anchor bottlers is recorded as bottling equity income in our income statement. Bottling equity income also includes any changes in our ownership interests of our anchor bottlers. Bottling equity income includes $147 million of pre-tax gains on our sales of PBG and PAS stock in 2008 and $174 million of pre-tax gains on our sales of PBG stock in 2007. There were no sales of PBG or PAS stock in 2009. See Notes 8 and 15 for additional information on our significant noncontrolled bottling affiliates. Income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses. Intercompany balances and transactions are eliminated. Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

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

While the majority of our results are reported on a weekly calendar basis, most of our international operations report on a monthly calendar basis. The following chart details our quarterly reporting schedule:

Quarter	U.S. and Canada	International
First Quarter	12 weeks	January, February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December

See “Our Divisions” below and for additional unaudited information on items affecting the comparability of our consolidated results, see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2009 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods in over 200 countries with our largest operations in North America (United States and Canada), Mexico and the United Kingdom. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions. For additional unaudited information on our divisions, see “Our Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	stock-based compensation expense,

•	pension and retiree medical expense, and

•	derivatives.

Stock-Based Compensation Expense

Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2009 was approximately 27% to FLNA, 3% to QFNA, 6% to LAF, 21% to PAB, 13% to Europe, 13% to AMEA and 17% to corporate unallocated expenses. We had similar allocations of stock-based compensation expense to our divisions in 2008 and 2007. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

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

Derivatives

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include energy, fruit and other raw materials. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses reflected in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses. These derivatives hedge underlying commodity price risk and were not entered into for speculative purposes.

In 2007, we expanded our commodity hedging program to include derivative contracts used to mitigate our exposure to price changes associated with our purchases of fruit. In addition, in 2008, we entered into additional contracts to further reduce our exposure to price fluctuations in our raw material and energy costs. The majority of these contracts do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses within selling, general and administrative expenses. These gains and losses are subsequently reflected in division results.

	2009	2008	2007	2009	2008	2007
	Net Revenue			Operating Profit(a)
FLNA	$13,224	$12,507	$11,586	$3,258	$2,959	$2,845
QFNA	1,884	1,902	1,860	628	582	568
LAF	5,703	5,895	4,872	904	897	714
PAB	10,116	10,937	11,090	2,172	2,026	2,487
Europe	6,727	6,891	5,896	932	910	855
AMEA	5,578	5,119	4,170	716	592	466

Total division	43,232	43,251	39,474	8,610	7,966	7,935
Corporate – net impact of mark-to-market on commodity hedges	—	—	—	274	(346)	19
Corporate – PBG/PAS merger costs	—	—	—	(49)	—	—
Corporate – restructuring	—	—	—	—	(10)	—
Corporate – other	—	—	—	(791)	(651)	(772)

	$43,232	$43,251	$39,474	$8,044	$6,959	$7,182

(a)	For information on the impact of restructuring and impairment charges on our divisions, see Note 3.

Corporate

Corporate includes costs of our corporate headquarters, centrally managed initiatives, such as our ongoing business transformation initiative and research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, certain commodity derivative gains and losses and certain other items.

Other Division Information

	2009	2008	2007	2009	2008	2007
	Total Assets			Capital Spending
FLNA	$6,337	$6,284	$6,270	$490	$553	$624
QFNA	997	1,035	1,002	33	43	41
LAF	3,575	3,023	3,084	310	351	326
PAB	7,670	7,673	7,780	182	344	450
Europe	9,321	8,840	7,330	357	401	369
AMEA	4,937	3,756	3,683	585	479	393

Total division	32,837	30,611	29,149	1,957	2,171	2,203
Corporate (a)	3,933	2,729	2,124	171	275	227
Investments in bottling affiliates	3,078	2,654	3,355	—	—	—

	$39,848	$35,994	$34,628	$2,128	$2,446	$2,430

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

	2009	2008	2007	2009	2008	2007
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$7	$9	$9	$440	$441	$437
QFNA	—	—	—	36	34	34
LAF	5	6	4	189	194	166
PAB	18	16	16	345	334	321
Europe	22	23	20	227	210	190
AMEA	11	10	9	248	213	189

Total division	63	64	58	1,485	1,426	1,337
Corporate	—	—	—	87	53	31

	$63	$64	$58	$1,572	$1,479	$1,368

	2009	2008	2007	2009	2008	2007
	Net Revenue(a)			Long-Lived Assets(b)
U.S.	$22,446	$22,525	$21,978	$12,496	$12,095	$12,498
Mexico	3,210	3,714	3,498	1,044	904	1,067
Canada	1,996	2,107	1,961	688	556	699
United Kingdom	1,826	2,099	1,987	1,358	1,509	2,090
All other countries	13,754	12,806	10,050	10,726	7,466	6,441

	$43,232	$43,251	$39,474	$26,312	$22,530	$22,795

(a)	Represents net revenue from businesses operating in these countries.

(b)

Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets, and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to concentration of credit risk by our customers, Wal-Mart and PBG. In 2009, Wal-Mart (including Sam’s) represented approximately 13% of our total net revenue, including concentrate sales to our bottlers which are used in finished goods sold by them to Wal-Mart; and PBG represented approximately 6%. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives and discounts through various programs to our customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $12.9 billion in 2009, $12.5 billion in 2008 and $11.3 billion in 2007. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $296 million as of December 26, 2009 and $333 million as of December 27, 2008 are included in current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other marketplace spending, which includes the costs of advertising and other marketing activities, totaled $2.8 billion in 2009 and $2.9 billion in both 2008 and 2007 and is reported as selling, general and administrative expenses. Included in these amounts were advertising expenses of $1.7 billion in both 2009 and 2008 and $1.8 billion in 2007. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments,

•	promotional materials in inventory, and

•	production costs of future media advertising.

Deferred advertising costs of $143 million and $172 million at year-end 2009 and 2008, respectively, are classified as prepaid expenses on our balance sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $5.6 billion in both 2009 and 2008 and $5.2 billion in 2007.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less which we do not intend to rollover beyond three months.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to ten years. Software amortization totaled $119 million in 2009, $58 million in 2008 and $30 million in 2007. Net capitalized software and development costs were $1.1 billion as of December 26, 2009 and $940 million as of December 27, 2008.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $414 million in 2009, $388 million in 2008 and $364 million in 2007 and are reported within selling, general and administrative expenses.

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

•	Financial Instruments – Note 10, and for additional unaudited information, see “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In December 2007, the FASB amended its guidance on accounting for business combinations to improve, simplify and converge internationally the accounting for business combinations. The new accounting guidance continues the movement toward the greater use of fair value in financial reporting and increased transparency through expanded disclosures. We adopted the provisions of the new guidance as of the beginning of our 2009 fiscal year. The new accounting guidance changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Additionally, under the new guidance, transaction costs are expensed rather than capitalized. Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of our 2009 fiscal year apply the new provisions and will be evaluated based on the outcome of these matters.

In December 2007, the FASB issued new accounting and disclosure guidance on noncontrolling interests in consolidated financial statements. This guidance amends the accounting literature to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. We adopted the accounting provisions of the new guidance on a prospective basis as of the beginning of our 2009 fiscal year, and the adoption did not have a material impact on our financial statements. In addition, we adopted the presentation and disclosure requirements of the new guidance on a retrospective basis in the first quarter of 2009.

In June 2009, the FASB amended its accounting guidance on the consolidation of VIEs. Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and

(2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance are effective as of the beginning of our 2010 fiscal year, and we do not expect the adoption to have a material impact on our financial statements.

Note 3 – Restructuring and Impairment Charges

2009 and 2008 Restructuring and Impairment Charges

In 2009, we incurred a charge of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program that began in 2008. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These charges were recorded in selling, general and administrative expenses. These initiatives were completed in the second quarter of 2009, and substantially all cash payments related to these charges are expected to be paid by 2010.

In 2008, we incurred a charge of $543 million ($408 million after-tax or $0.25 per share) in conjunction with our Productivity for Growth program. Approximately $455 million of the charge was recorded in selling, general and administrative expenses, with the remainder recorded in cost of sales.

A summary of the restructuring and impairment charge in 2009 is as follows:

	Severance and Other Employee Costs(a)	Other Costs	Total
FLNA	$—	$2	$2
QFNA	—	1	1
LAF	3	—	3
PAB	6	10	16
Europe	1	—	1
AMEA	7	6	13

	$17	$19	$36

(a)	Primarily reflects termination costs for approximately 410 employees.

A summary of the restructuring and impairment charge in 2008 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$48	$38	$22	$108
QFNA	14	3	14	31
LAF	30	8	2	40
PAB	68	92	129	289
Europe	39	6	5	50
AMEA	11	2	2	15
Corporate	2	—	8	10

	$212	$149	$182	$543

Severance and other employee costs primarily reflect termination costs for approximately 3,500 employees. Asset impairments relate to the closure of six plants and changes to our beverage product portfolio. Other costs include contract exit costs and third-party incremental costs associated with upgrading our product portfolio and our supply chain.

A summary of our Productivity for Growth program activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2008 restructuring and impairment charge	$212	$149	$182	$543
Cash payments	(50)	—	(109)	(159)
Non-cash charge	(27)	(149)	(9)	(185)
Currency translation	(1)	—	—	(1)

Liability as of December 27, 2008	134	—	64	198
2009 restructuring and impairment charge	17	12	7	36
Cash payments	(128)	—	(68)	(196)
Currency translation and other	(14)	(12)	25	(1)

Liability as of December 26, 2009	$9	$—	$28	$37

2007 Restructuring and Impairment Charge

In 2007, we incurred a charge of $102 million ($70 million after-tax or $0.04 per share) in conjunction with restructuring actions primarily to close certain plants and rationalize other production lines across FLNA, LAF, PAB, Europe and AMEA. The charge was recorded in selling, general and administrative expenses. All cash payments related to this charge were paid by the end of 2008.

A summary of the restructuring and impairment charge is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$—	$19	$9	$28
LAF	14	25	—	39
PAB	12	—	—	12
Europe	2	4	3	9
AMEA	5	9	—	14

	$33	$57	$12	$102

Severance and other employee costs primarily reflect termination costs for approximately 1,100 employees.

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life	2009	2008	2007
Property, plant and equipment, net
Land and improvements	10 – 34yrs.	$1,208	$868
Buildings and improvements	20 – 44	5,080	4,738
Machinery and equipment, including fleet and software	5 – 14	17,183	15,173
Construction in progress		1,441	1,773

		24,912	22,552
Accumulated depreciation		(12,241)	(10,889)

		$12,671	$11,663

Depreciation expense		$1,500	$1,422	$1,304

Amortizable intangible assets, net
Brands	5 – 40	$1,465	$1,411
Other identifiable intangibles	10 – 24	505	360

		1,970	1,771
Accumulated amortization		(1,129)	(1,039)

		$841	$732

Amortization expense		$63	$64	$58

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 26, 2009 and using average 2009 foreign exchange rates, is expected to be $65 million in both 2010 and 2011, $61 million in 2012, $58 million in 2013 and $52 million in 2014.

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

Nonamortizable Intangible Assets

Perpetual brands and goodwill are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. No impairment charges resulted from these impairment evaluations. The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2008	Acquisitions	Translation and Other	Balance, End of 2008	Acquisitions	Translation and Other	Balance, End of 2009
FLNA
Goodwill	$311	$—	$(34)	$277	$6	$23	$306
Brands	—	—	—	—	26	4	30

	311	—	(34)	277	32	27	336

QFNA
Goodwill	175	—	—	175	—	—	175

LAF
Goodwill	147	338	(61)	424	17	38	479
Brands	22	118	(13)	127	1	8	136

	169	456	(74)	551	18	46	615

PAB
Goodwill	2,369	—	(14)	2,355	62	14	2,431
Brands	59	—	—	59	48	5	112

	2,428	—	(14)	2,414	110	19	2,543

Europe
Goodwill	1,642	45	(218)	1,469	1,291	(136)	2,624
Brands	1,041	14	(211)	844	572	(38)	1,378

	2,683	59	(429)	2,313	1,863	(174)	4,002

AMEA
Goodwill	525	1	(102)	424	4	91	519
Brands	126	—	(28)	98	—	28	126

	651	1	(130)	522	4	119	645

Total goodwill	5,169	384	(429)	5,124	1,380	30	6,534
Total brands	1,248	132	(252)	1,128	647	7	1,782

	$6,417	$516	$(681)	$6,252	$2,027	$37	$8,316

Note 5 — Income Taxes

	2009	2008	2007
Income before income taxes
U.S.	$4,209	$3,274	$4,085
Foreign	3,870	3,771	3,558

	$8,079	$7,045	$7,643

Provision for income taxes
Current: U.S. Federal	$1,238	$815	$1,422
Foreign	473	732	489
State	124	87	104

	1,835	1,634	2,015

Deferred: U.S. Federal	223	313	22
Foreign	21	(69)	(66)
State	21	1	2

	265	245	(42)

	$2,100	$1,879	$1,973

Tax rate reconciliation
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	1.2	0.8	0.9
Lower taxes on foreign results	(7.9)	(8.0)	(6.6)
Tax settlements	—	—	(1.7)
Other, net	(2.3)	(1.1)	(1.8)

Annual tax rate	26.0%	26.7%	25.8%

Deferred tax liabilities
Investments in noncontrolled affiliates	$1,120	$1,193
Property, plant and equipment	1,056	881
Intangible assets other than nondeductible goodwill	417	295
Other	68	73

Gross deferred tax liabilities	2,661	2,442

Deferred tax assets
Net carryforwards	624	682
Stock-based compensation	410	410
Retiree medical benefits	508	495
Other employee-related benefits	442	428
Pension benefits	179	345
Deductible state tax and interest benefits	256	230
Other	560	677

Gross deferred tax assets	2,979	3,267
Valuation allowances	(586)	(657)

Deferred tax assets, net	2,393	2,610

Net deferred tax liabilities/(assets)	$268	$(168)

	2009	2008	2007
Deferred taxes included within:
Assets:
Prepaid expenses and other current assets	$391	$372	$325
Other assets	—	$22	—
Liabilities:
Deferred income taxes	$659	$226	$646
Analysis of valuation allowances
Balance, beginning of year	$657	$695	$624
(Benefit)/provision	(78)	(5)	39
Other additions/(deductions)	7	(33)	32

Balance, end of year	$586	$657	$695

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

•	Mexico – audits have been substantially completed for all taxable years through 2005;

•	United Kingdom – audits have been completed for all taxable years prior to 2007; and

•	Canada – audits have been completed for all taxable years through 2006. The Canadian tax return for 2007 is currently under audit.

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

As of December 26, 2009, the total gross amount of reserves for income taxes, reported in other liabilities, was $1.7 billion. Any prospective adjustments to these reserves will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $461 million as of December 26, 2009, of which $30 million was recognized in 2009. The gross amount of interest accrued was $427 million as of December 27, 2008, of which $95 million was recognized in 2008.

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2009	2008
Balance, beginning of year	$1,711	$1,461
Additions for tax positions related to the current year	238	272
Additions for tax positions from prior years	79	76
Reductions for tax positions from prior years	(236)	(14)
Settlement payments	(64)	(30)
Statute of limitations expiration	(4)	(20)
Translation and other	7	(34)

Balance, end of year	$1,731	$1,711

Carryforwards and Allowances

Operating loss carryforwards totaling $6.4 billion at year-end 2009 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2010, $5.5 billion between 2011 and 2029 and $0.7 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Undistributed International Earnings

As of December 26, 2009, we had approximately $21.9 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.

Note 6 — Stock-Based Compensation

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. A majority of our employees participate in our stock-based compensation program. This program includes both our broad-based SharePower program which was established in 1989 to grant an annual award of stock options to eligible employees, based upon job level or classification and tenure (internationally), as well as our executive long-term awards program. Stock options and restricted stock units (RSU) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP), our only active stock-based plan. Stock-based compensation expense was $227 million in 2009, $238 million in 2008 and $260 million in 2007. Related income tax benefits recognized in earnings were $67 million in 2009, $71 million in 2008 and $77 million in 2007. Stock-based compensation cost capitalized in connection with our ongoing business transformation initiative was $2 million in 2009, $4 million in 2008 and $3 million in 2007. At year-end 2009, 42 million shares were available for future stock-based compensation grants.

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

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2009	2008	2007
Expected life	6 yrs.	6 yrs.	6 yrs.
Risk free interest rate	2.8%	3.0%	4.8%
Expected volatility	17%	16%	15%
Expected dividend yield	3.0%	1.9%	1.9%

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

A summary of our stock-based compensation activity for the year ended December 26, 2009 is presented below:

Our Stock Option Activity

	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 27, 2008	103,672	$50.42
Granted	15,466	53.09
Exercised	(10,546)	39.48
Forfeited/expired	(2,581)	59.49

Outstanding at December 26, 2009	106,011	$51.68	4.91	$1,110,793

Exercisable at December 26, 2009	68,272	$46.86	3.21	$965,661

(a)	Options are in thousands and include options previously granted under Quaker plans. No additional options or shares may be granted under the Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity

	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 27, 2008	6,151	$63.18
Granted	2,653	53.22
Converted	(2,232)	57.48
Forfeited/expired	(480)	62.57

Outstanding at December 26, 2009	6,092	$60.98	1.33	$371,364

(a)	RSUs are in thousands.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Other Stock-Based Compensation Data

	2009	2008	2007
Stock Options
Weighted-average fair value of options granted	$7.02	$11.24	$13.56
Total intrinsic value of options exercised(a)	$194,545	$410,152	$826,913

RSUs
Total number of RSUs granted(a)	2,653	2,135	2,342
Weighted-average intrinsic value of RSUs granted	$53.22	$68.73	$65.21
Total intrinsic value of RSUs converted(a)	$124,193	$180,563	$125,514

(a)	In thousands.

As of December 26, 2009, there was $227 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.7 years.

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

Our adoption of the standard on accounting for defined benefit pension and other postretirement plans required that, no later than 2008, our assumptions used to measure our annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of our 2008 fiscal year, we changed the measurement date for our annual pension and retiree medical expense and all plan assets and liabilities from September 30 to our year-end balance sheet date. As a result of this change in measurement date, we recorded an after-tax $39 million decrease to 2008 opening shareholders’ equity, as follows:

	Pension	Retiree Medical	Total
Retained earnings	$(63)	$(20)	$(83)
Accumulated other comprehensive loss	12	32	44

Total	$(51)	$12	$(39)

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	2009	2008	2009	2008	2009	2008
	U.S.		International
Change in projected benefit liability
Liability at beginning of year	$6,217	$6,048	$1,270	$1,595	$1,370	$1,354
Measurement date change	—	(199)	—	113	—	(37)
Service cost	238	244	54	61	44	45
Interest cost	373	371	82	88	82	82
Plan amendments	—	(20)	—	2	—	(47)
Participant contributions	—	—	10	17	—	—
Experience loss/(gain)	70	28	221	(165)	(63)	58
Benefit payments	(296)	(277)	(50)	(51)	(80)	(70)
Settlement/curtailment loss	—	(9)	(8)	(15)	—	(2)
Special termination benefits	—	31	—	2	—	3
Foreign currency adjustment	—	—	130	(376)	6	(10)
Other	4	—	—	(1)	—	(6)

Liability at end of year	$6,606	$6,217	$1,709	$1,270	$1,359	$1,370

Change in fair value of plan assets
Fair value at beginning of year	$3,974	$5,782	$1,165	$1,595	$—	$—
Measurement date change	—	(136)	—	97	—	—
Actual return on plan assets	697	(1,434)	159	(241)	2	—
Employer contributions/funding	1,041	48	167	101	91	70
Participant contributions	—	—	10	17	—	—
Benefit payments	(296)	(277)	(50)	(51)	(80)	(70)
Settlement/curtailment loss	—	(9)	(8)	(11)	—	—
Foreign currency adjustment	—	—	118	(341)	—	—
Other	4	—	—	(1)	—	—

Fair value at end of year	$5,420	$3,974	$1,561	$1,165	$13	$—

Funded status	$(1,186)	$(2,243)	$(148)	$(105)	$(1,346)	$(1,370)

	Pension				Retiree Medical
	2009	2008	2009	2008	2009	2008
	U.S.		International
Amounts recognized
Other assets	$—	$—	$50	$28	$—	$—
Other current liabilities	(36)	(60)	(1)	(1)	(105)	(102)
Other liabilities	(1,150)	(2,183)	(197)	(132)	(1,241)	(1,268)

Net amount recognized	$(1,186)	$(2,243)	$(148)	$(105)	$(1,346)	$(1,370)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss	$2,563	$2,826	$625	$421	$190	$266
Prior service cost/(credit)	101	112	20	20	(102)	(119)

Total	$2,664	$2,938	$645	$441	$88	$147

Components of the (decrease)/increase in net loss
Measurement date change	$—	$(130)	$—	$105	$—	$(53)
Change in discount rate	47	247	97	(219)	11	36
Employee-related assumption changes	—	(194)	70	52	(38)	6
Liability-related experience different from assumptions	23	(25)	51	(4)	(36)	10
Actual asset return different from expected return	(235)	1,850	(54)	354	(2)	—
Amortization of losses	(111)	(58)	(9)	(19)	(11)	(8)
Other, including foreign currency adjustments and 2003 Medicare Act	13	—	49	(135)	—	(1)

Total	$(263)	$1,690	$204	$134	$(76)	$(10)

Liability at end of year for service to date	$5,784	$5,413	$1,414	$1,013

Components of benefit expense are as follows:

	Pension						Retiree Medical
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	U.S.			International
Components of benefit expense
Service cost	$238	$244	$244	$54	$61	$59	$44	$45	$48
Interest cost	373	371	338	82	88	81	82	82	77
Expected return on plan assets	(462)	(416)	(399)	(105)	(112)	(97)	—	—	—
Amortization of prior service cost/(credit)	12	19	5	2	3	3	(17)	(13)	(13)
Amortization of net loss	110	55	136	9	19	30	11	7	18

	271	273	324	42	59	76	120	121	130
Settlement/curtailment (gain)/loss	(13)	3	—	3	3	—	—	—	—
Special termination benefits	—	31	5	—	2	—	—	3	—

Total	$258	$307	$329	$45	$64	$76	$120	$124	$130

The estimated amounts to be amortized from accumulated other comprehensive loss into benefit expense in 2010 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$108	$24	$5
Prior service cost/(credit)	12	2	(17)

Total	$120	$26	$(12)

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	U.S.			International
Weighted-average assumptions
Liability discount rate	6.1%	6.2%	6.2%	5.9%	6.3%	5.8%	6.1%	6.2%	6.1%
Expense discount rate	6.2%	6.5%	5.8%	6.3%	5.6%	5.2%	6.2%	6.5%	5.8%
Expected return on plan assets	7.8%	7.8%	7.8%	7.1%	7.2%	7.3%
Rate of salary increases	4.4%	4.6%	4.7%	4.2%	3.9%	3.9%

The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	2009	2008	2009	2008	2009	2008
	U.S.		International
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(2,695)	$(5,411)	$(342)	$(49)
Fair value of plan assets	$2,220	$3,971	$309	$30
Selected information for plans with benefit liability in excess of plan assets
Benefit liability	$(6,603)	$(6,217)	$(1,566)	$(1,049)	$(1,359)	$(1,370)
Fair value of plan assets	$5,417	$3,974	$1,368	$916	$13	$—

Of the total projected pension benefit liability at year-end 2009, $564 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments and Funding

Our estimated future benefit payments are as follows:

	2010	2011	2012	2013	2014	2015-19
Pension	$340	$360	$395	$415	$450	$2,825
Retiree medical(a)	$110	$120	$125	$125	$130	$695

(a)

Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $10 million for each of the years from 2010 through 2014 and approximately $70 million in total for 2015 through 2019.

These future benefits to beneficiaries include payments from both funded and unfunded pension plans.

In 2010, we will make pension contributions of approximately $700 million, with up to approximately $600 million expected to be discretionary. Our net cash payments for retiree medical are estimated to be approximately $100 million in 2010.

Pension Assets

Our pension plan investment strategy includes the use of actively-managed securities and is reviewed annually based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%, reflecting estimated long-term rates of return of 8.9% from our equity allocation and 6.3% from our fixed income allocation. Our target investment allocation is 40% for U.S. equity allocations, 20% for international equity allocations and 40% for fixed income allocations. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations.

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

We adopted the new accounting guidance on employer’s disclosures about postretirement benefit plan assets which requires that we categorize pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.

•	Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

Plan assets measured at fair value are categorized as follows:

	2009				2008
	Total	Level 1	Level 2	Level 3	Total
U.S. plan assets
Equity securities:
PepsiCo common stock(a)	$332	$332	$—	$—	$302
U.S. common stock(a)	229	229	—	—	103
U.S. commingled funds(b)	1,387	—	1,387	—	513
International common stock(a)	700	700	—	—	463
International commingled fund(c)	114	—	114	—	47
Preferred stock(d)	4	—	4	—	6
Fixed income securities:
Government securities(d)	741	—	741	—	724
Corporate bonds(d)	1,214	—	1,198	16	592
Mortgage-backed securities(d)	201	—	195	6	250
Fixed income commingled fund(e)	—	—	—	—	647
Other:
Derivative instruments	—	—	—	—	(9)
Contracts with insurance companies(f)	9	—	—	9	15
Dividends and interest receivable	32	—	—	32	19
Cash and cash equivalents	457	457	—	—	302

Total U.S. plan assets	$5,420	$1,718	$3,639	$63	$3,974

International plan assets
Equity securities:
U.S. commingled funds(b)	$180	$—	$180	$—	$128
International commingled funds(c)	661	—	661	—	429
Fixed income securities:
Government securities(d)	139	—	139	—	123
Corporate bonds(d)	128	—	128	—	103
Fixed income commingled funds(e)	363	—	363	—	310
Other:
Contracts with insurance companies(f)	29	—	—	29	26
Currency commingled funds(g)	44	—	44	—	17
Cash and cash equivalents	17	17	—	—	29

Total international plan assets	$1,561	$17	$1,515	$29	$1,165

(a)	Based on quoted market prices in active markets.

(b)	Based on the fair value of the investments owned by these funds that track various U.S. large- and mid-cap company indices. Includes one fund that represents 25% of total U.S. plan assets.

(c)	Based on the fair value of the investments owned by these funds that track various non-U.S. equity indices.

(d)	Based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes that are not observable.

(e)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

(f)	Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable.

(g)	Based on the fair value of the investments owned by these funds. Includes managed hedge funds that invest primarily in derivatives to reduce currency exposure.

Retiree Medical Cost Trend Rates

An average increase of 7.5% in the cost of covered retiree medical benefits is assumed for 2010. This average increase is then projected to decline gradually to 5% in 2014 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2009 service and interest cost components	$4	$(3)
2009 benefit liability	$30	$(26)

Savings Plan

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to help employees accumulate additional savings for retirement. We make matching contributions on a portion of eligible pay based on years of service. In 2009 and 2008, our matching contributions were $72 million and $70 million, respectively.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 8 — Noncontrolled Bottling Affiliates

Our most significant noncontrolled bottling affiliates are PBG and PAS. Sales to PBG represented approximately 6% of our total net revenue in 2009 and 7% of our total net revenue in both 2008 and 2007.

See Note 15 for information regarding our pending mergers with PBG and PAS.

The Pepsi Bottling Group

In addition to approximately 32% and 33% of PBG’s outstanding common stock that we owned at year-end 2009 and 2008, respectively, we owned 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary.

PBG’s summarized financial information is as follows:

	2009	2008	2007
Current assets	$3,412	$3,141
Noncurrent assets	10,158	9,841

Total assets	$13,570	$12,982

Current liabilities	$1,965	$3,083
Noncurrent liabilities	7,896	7,408

Total liabilities	$9,861	$10,491

Our investment	$1,775	$1,457

Net revenue	$13,219	$13,796	$13,591
Gross profit	$5,840	$6,210	$6,221
Operating income	$1,048	$649	$1,071
Net income attributable to PBG	$612	$162	$532

Our investment in PBG, which includes the related goodwill, was $463 million and $536 million higher than our ownership interest in their net assets less noncontrolling interests at year-end 2009 and 2008, respectively. Based upon the quoted closing price of PBG shares at year-end 2009, the calculated market value of our shares in PBG exceeded our investment balance, excluding our investment in Bottling Group, LLC, by approximately $1.4 billion.

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

PepsiAmericas

At year-end 2009 and 2008, we owned approximately 43%, respectively, of the outstanding common stock of PAS.

PAS summarized financial information is as follows:

	2009	2008	2007
Current assets	$952	$906
Noncurrent assets	4,141	4,148

Total assets	$5,093	$5,054

Current liabilities	$669	$1,048
Noncurrent liabilities	2,493	2,175

Total liabilities	$3,162	$3,223

Our investment	$1,071	$972

Net sales	$4,421	$4,937	$4,480
Gross profit	$1,767	$1,982	$1,823
Operating income	$381	$473	$436
Net income attributable to PAS	$181	$226	$212

Our investment in PAS, which includes the related goodwill, was $322 million and $318 million higher than our ownership interest in their net assets less noncontrolling interests at year-end 2009 and 2008, respectively. Based upon the quoted closing price of PAS shares at year-end 2009, the calculated market value of our shares in PAS exceeded our investment balance by approximately $515 million.

Additionally, in 2007, we completed the joint purchase of Sandora, LLC, a juice company in the Ukraine, with PAS. PAS holds a 60% majority interest in the joint venture and consolidates the entity. We account for our interest of 40% under the equity method of accounting.

Related Party Transactions

Our significant related party transactions are with our noncontrolled bottling affiliates. The transactions primarily consist of (1) selling concentrate to these affiliates, which they use in the production of CSDs and non-carbonated beverages, (2) selling certain finished goods to these affiliates, (3) receiving royalties for the use of our trademarks for certain products and (4) paying these affiliates to act as our manufacturing and distribution agent for product associated with our national account fountain customers. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “Our Customers” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2009	2008	2007
Net revenue	$3,922	$4,049	$4,020
Cost of sales	$634	$660	$625
Selling, general and administrative expenses	$24	$30	$33
Accounts and notes receivable	$254	$248
Accounts payable and other liabilities	$285	$198

Such amounts are settled on terms consistent with other trade receivables and payables. See Note 9 regarding our guarantee of certain PBG debt.

We also coordinate, on an aggregate basis, the contract negotiations of sweeteners and other raw material requirements for certain of our bottlers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, these transactions are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our bottlers, but we consider this exposure to be remote.

In addition, our joint ventures with Unilever (under the Lipton brand name) and Starbucks sell finished goods (ready-to-drink teas, coffees and water products) to our noncontrolled bottling affiliates. Consistent with accounting for equity method investments, our joint venture revenue is not included in our consolidated net revenue and therefore is not included in the above table.

Note 9 — Debt Obligations and Commitments

	2009	2008
Short-term debt obligations
Current maturities of long-term debt	$102	$273
Commercial paper (0.7%)	—	846
Other borrowings (6.7% and 10.0%)	362	509
Amounts reclassified to long-term debt	—	(1,259)

	$464	$369

Long-term debt obligations
Short-term borrowings, reclassified	$—	$1,259
Notes due 2012-2026 (4.5% and 5.8%)	7,160	6,382
Zero coupon notes, $225 million due 2010-2012 (13.3%)	192	242
Other, due 2010-2019 (8.4% and 5.3%)	150	248

	7,502	8,131
Less: current maturities of long-term debt obligations	(102)	(273)

	$7,400	$7,858

The interest rates in the above table reflect weighted-average rates at year-end.

In the first quarter of 2009, we issued $1.0 billion of senior unsecured notes, bearing interest at 3.75% per year and maturing in 2014. We used the proceeds from the issuance of these notes for general corporate purposes.

In the third quarter of 2009, we entered into a new 364-day unsecured revolving credit agreement which enables us to borrow up to $1.975 billion, subject to customary terms and conditions, and expires in June 2010. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2011. This agreement replaced a $1.8 billion 364-day unsecured revolving credit agreement we entered into during the fourth quarter of 2008. Funds borrowed under this agreement may be used to repay outstanding commercial paper issued by us or our subsidiaries and for other general corporate purposes, including working capital, capital investments and acquisitions. This agreement is in addition to our existing $2.0 billion unsecured revolving credit agreement which expires in 2012. Our lines of credit remain unused as of December 26, 2009.

In addition, as of December 26, 2009, $396 million of our debt related to borrowings from various lines of credit that are maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are fully committed to the extent of our borrowings.

Subsequent to year-end 2009, we issued $4.25 billion of fixed and floating rate notes. The issuance was comprised of $1.25 billion of floating rate notes maturing in 2011 (the “2011 Floating Rates Notes”), $1.0 billion of 3.10% senior unsecured notes maturing in 2015, $1.0 billion of 4.50% senior unsecured notes maturing in 2020 and $1.0 billion of 5.50% senior unsecured notes maturing in 2040. The 2011 Floating Rate Notes bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 3 basis points.

We intend to use the net proceeds from this offering to finance a portion of the purchase price for the mergers with PBG and PAS and to pay related fees and expenses in connection with the mergers with PBG and PAS. Pending such use we invested the net proceeds in short-term, high-quality securities. If one or both of the mergers with PBG and PAS is not completed, we intend to use the remaining net proceeds from this offering for general corporate purposes, which may include the financing of future acquisitions, capital expenditures, additions to working capital, repurchase, repayment or refinancing of debt or stock repurchases.

Concurrently with the debt issuance after year-end, we terminated the commitments from lenders to provide us with up to $4.0 billion in bridge financing to fund the mergers with PBG and PAS.

Also subsequent to year-end 2009, we entered into amendments to PBG’s revolving credit facility (the Amended PBG Credit Facility) and PAS’s revolving credit facility (the Amended PAS Credit Facility). Under the Amended PBG Credit Facility, subject to the satisfaction of certain conditions to effectiveness, at the closing of the merger with PBG, Metro will be able to borrow up to $1,080 million from time to time. Borrowings under the Amended PBG Credit Facility, which expires in October 2012, are guaranteed by us. Under the Amended PAS Credit Facility, subject to the satisfaction of certain conditions to effectiveness, at the closing of the merger with PAS, Metro will be able to borrow up to $540 million from time to time. Borrowings under the Amended PAS Credit Facility, which expires in June 2011, are guaranteed by us.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	2015 and beyond
Long-term debt obligations(b)	$7,400	$—	$1,332	$2,063	$4,005
Interest on debt obligations(c)	2,386	347	666	500	873
Operating leases	1,076	282	356	203	235
Purchasing commitments	2,066	801	960	260	45
Marketing commitments	793	260	314	78	141

	$13,721	$1,690	$3,628	$3,104	$5,299

(a)

Reflects non-cancelable commitments as of December 26, 2009 based on year-end foreign exchange rates and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)	Excludes current maturities of long-term debt obligations of $102 million. Includes $151 million of principal and accrued interest related to our zero coupon notes.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 26, 2009.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges and orange juice, packaging materials and cooking oil. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. See Note 7 regarding our pension and retiree medical obligations and discussion below regarding our commitments to noncontrolled bottling affiliates.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. However, at the time of the separation of our bottling operations from us various guarantees were necessary to facilitate the transactions. We have guaranteed an aggregate of $2.3 billion of Bottling Group, LLC’s long-term debt ($1.0 billion of which matures in 2012 and $1.3 billion of which matures in 2014). In the first quarter of 2009, we extended our guarantee of $1.3 billion of Bottling Group, LLC’s long-term debt in connection with the refinancing of a corresponding portion of the underlying debt. The terms of our Bottling Group, LLC debt guarantee are intended to preserve the structure of PBG’s separation from us and our payment obligation would be triggered if Bottling Group, LLC failed to perform under these debt obligations or the structure significantly changed. Neither the merger with PBG nor the merger with PAS will trigger our payment obligation under our guarantee of a portion of Bottling Group, LLC’s debt. As of December 26, 2009, we believe it is remote that these guarantees would require any cash payment. See Note 8 regarding contracts related to certain of our bottlers.

See “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our borrowings.

Note 10 — Financial Instruments

In March 2008, the FASB issued new disclosure guidance on derivative instruments and hedging activities, which amends and expands the disclosure requirements of previously issued guidance on accounting for derivative instruments and hedging activities, to provide an enhanced understanding of the use of derivative instruments, how they are accounted for and their effect on financial position, financial performance and cash flows. We adopted the disclosure provisions of the new guidance in the first quarter of 2009.

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

We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in our income statement. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk and generally settle with these financial institutions on a net basis.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $124 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $151 million as of December 26, 2009 and $303 million as of December 27, 2008. These contracts resulted in net unrealized losses of $29 million as of December 26, 2009 and $117 million as of December 27, 2008.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $231 million as of December 26, 2009 and $626 million as of December 27, 2008. These contracts resulted in net losses of $57 million in 2009 and $343 million in 2008.

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

Our operations outside of the U.S. generate 48% of our net revenue, with Mexico, Canada and the United Kingdom comprising 16% of our net revenue. As a result, we are exposed to foreign currency risks. On occasion, we may enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.

Our foreign currency derivatives had a total face value of $1.2 billion as of December 26, 2009 and $1.4 billion as of December 27, 2008. The contracts that qualify for hedge accounting resulted in net unrealized losses of $20 million as of December 26, 2009 and net unrealized gains of $111 million as of December 27, 2008. During the next 12 months, we expect to reclassify net losses of $20 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in a net gain of $1 million in 2009 and net losses of $28 million in 2008. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Our interest rate and cross currency swaps are generally entered into concurrently with the issuance of the debt that they modify. The notional amount, interest payment and maturity date of the interest rate and cross currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

The notional amounts of the interest rate derivative instruments outstanding as of December 26, 2009 and December 27, 2008 were $5.75 billion and $2.75 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $6 million related to these hedges from accumulated other comprehensive loss into net income.

Concurrently with the debt issuance after year-end, we terminated $1.5 billion of interest rate derivative instruments, and the realized loss will be amortized into interest expense over the duration of the debt term.

As of December 26, 2009, approximately 57% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates compared to 58% as of December 27, 2008. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Fair Value Measurements

In September 2006, the FASB issued new accounting guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the new guidance as of the beginning of our 2008 fiscal year as it relates to recurring financial assets and liabilities. As of the beginning of our 2009 fiscal year, we adopted the new guidance as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. Our adoption did not have a material impact on our financial statements. See Note 7 for the fair value framework.

The fair values of our financial assets and liabilities as of December 26, 2009 are categorized as follows:

	2009
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$71	$71	$—	$—
Short-term investments – index funds(c)	$120	$120	$—	$—
Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$11	$—	$11	$—
Interest rate derivatives(e)	177	—	177	—
Prepaid forward contracts(f)	46	—	46	—
Commodity contracts – other(g)	8	—	8	—

	$242	$—	$242	$—
Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$4	$—	$4	$—
Commodity contracts – other(g)	7	—	7	—

	$11	$—	$11	$—

Total asset derivatives at fair value	$253	$—	$253	$—

Total assets at fair value	$444	$191	$253	$—

Liabilities(a)
Deferred compensation(h)	$461	$121	$340	$—
Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$31	$—	$31	$—
Interest rate derivatives(e)	43	—	43	—
Commodity contracts – other(g)	5	—	5	—
Commodity contracts – futures(i)	32	32	—	—

	$111	$32	$79	$—
Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$2	$—	$2	$—
Commodity contracts – other(g)	60	—	60	—
Commodity contracts – futures(i)	3	3	—	—

	$65	$3	$62	$—

Total liability derivatives at fair value	$176	$35	$141	$—

Total liabilities at fair value	$637	$156	$481	$—

(a)

Financial assets are classified on our balance sheet within other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet within other current liabilities and other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based primarily on the price of our common stock.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

(i)	Based on average prices on futures exchanges.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	2009
	(Gains)/Losses Recognized in Income Statement	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a)	$(29)
Interest rate derivatives(b)	206
Prepaid forward contracts(a)	(5)
Commodity contracts(a)	(274)

Total	$(102)

Cash Flow Hedges
Forward exchange contracts(c)		$75	$(64)
Commodity contracts(c)		(1)	90
Interest rate derivatives(b)		32	—

Total		$106	$26

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

The fair values of our financial assets and liabilities as of December 27, 2008 are categorized as follows:

	2008
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$41	$41	$—	$—
Short-term investments – index funds(c)	98	98	—	—
Forward exchange contracts(d)	139	—	139	—
Interest rate derivatives(e)	372	—	372	—
Prepaid forward contracts(f)	41	—	41	—

Total assets at fair value	$691	$139	$552	$—

Liabilities(a)
Forward exchange contracts(d)	$56	$—	$56	$—
Commodity contracts – other(g)	345	—	345	—
Commodity contracts – futures(i)	115	115	—	—
Deferred compensation(h)	447	99	348	—

Total liabilities at fair value	$963	$214	$749	$—

(a)

Financial assets are classified on our balance sheet within other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet within other current liabilities and other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based primarily on the price of our common stock.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

(i)	Based on average prices on futures exchanges.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to the short-term maturity. Short-term investments consist principally of short-term time deposits and index funds of $120 million as of December 26, 2009 and $98 million as of December 27, 2008 used to manage a portion of market risk arising from our deferred compensation liability. The fair value of our debt obligations as of December 26, 2009 and December 27, 2008 was $8.6 billion and $8.8 billion, respectively, based upon prices of similar instruments in the marketplace.

The table above excludes guarantees, including our guarantee aggregating $2.3 billion of Bottling Group, LLC’s long-term debt. The guarantee had a fair value of $20 million as of December 26, 2009 and $117 million as of December 27, 2008 based on our estimate of the cost to us of transferring the liability to an independent financial institution. See Note 9 for additional information on our guarantees.

Note 11 — Net Income Attributable to PepsiCo per Common Share

Basic net income attributable to PepsiCo per common share is net income available for PepsiCo common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income attributable to PepsiCo per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 39.0 million shares in 2009, 9.8 million shares in 2008 and 2.7 million shares in 2007 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $61.52 in 2009, $67.59 in 2008 and $65.18 in 2007.

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2009		2008		2007
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$5,946		$5,142		$5,658
Preferred shares:
Dividends	(1)		(2)		(2)
Redemption premium	(5)		(6)		(10)
Net income available for PepsiCo common shareholders	$5,940	1,558	$5,134	1,573	$5,646	1,621

Basic net income attributable to PepsiCo per common share	$3.81		$3.26		$3.48

Net income available for PepsiCo common shareholders	$5,940	1,558	$5,134	1,573	$5,646	1,621
Dilutive securities:
Stock options and RSUs	—	17	—	27	—	35
ESOP convertible preferred stock	6	2	8	2	12	2

Diluted	$5,946	1,577	$5,142	1,602	$5,658	1,658

Diluted net income attributable to PepsiCo per common share	$3.77		$3.21		$3.41

(a)	Weighted-average common shares outstanding.

Note 12 — Preferred Stock

As of December 26, 2009 and December 27, 2008, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued only for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2009 and 2008, there were 803,953 preferred shares issued and 243,553 and 266,253 shares outstanding, respectively. The outstanding preferred shares had a fair value of $73 million as of December 26, 2009 and $72 million as of December 27, 2008. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. Quaker made the final award to its ESOP plan in June 2001.

	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.5	$138	0.5	$132	0.5	$120
Redemptions	0.1	7	—	6	—	12

Balance, end of year	0.6	$145	0.5	$138	0.5	$132

Note 13 — Accumulated Other Comprehensive Loss Attributable to PepsiCo

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive income/(loss) attributable to PepsiCo was $900 million in 2009, $(3,793) million in 2008 and $1,294 million in 2007. The accumulated balances for each component of other comprehensive loss attributable to PepsiCo were as follows:

	2009	2008	2007
Currency translation adjustment	$(1,471)	$(2,271)	$213
Cash flow hedges, net of tax(a)	(42)	(14)	(35)
Unamortized pension and retiree medical, net of tax(b)	(2,328)	(2,435)	(1,183)
Unrealized gain on securities, net of tax	47	28	49
Other	—	(2)	4

Accumulated other comprehensive loss attributable to PepsiCo	$(3,794)	$(4,694)	$(952)

(a)	Includes $23 million after-tax gain in 2009, $17 million after-tax loss in 2008 and $3 million after-tax gain in 2007 for our share of our equity investees’ accumulated derivative activity.

(b)

Net of taxes of $1,211 million in 2009, $1,288 million in 2008 and $645 million in 2007. Includes $51 million decrease to the opening balance of accumulated other comprehensive loss attributable to PepsiCo in 2008 due to the change in measurement date. See Note 7.

Note 14 — Supplemental Financial Information

	2009	2008	2007
Accounts receivable
Trade receivables	$4,026	$3,784
Other receivables	688	969

	4,714	4,753

Allowance, beginning of year	70	69	$64
Net amounts charged to expense	40	21	5
Deductions (a)	(21)	(16)	(7)
Other (b)	1	(4)	7

Allowance, end of year	90	70	$69

Net receivables	$4,624	$4,683

Inventories (c)
Raw materials	$1,274	$1,228
Work-in-process	165	169
Finished goods	1,179	1,125

	$2,618	$2,522

(a)	Includes accounts written off.

(b)	Includes currency translation effects and other adjustments.

(c)

Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 10% in 2009 and 11% in 2008 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

	2009	2008
Other assets
Noncurrent notes and accounts receivable	$118	$115
Deferred marketplace spending	182	219
Unallocated purchase price for recent acquisitions	143	1,594
Pension plans	64	28
Other	458	702

	$965	$2,658

Accounts payable and other current liabilities
Accounts payable	$2,881	$2,846
Accrued marketplace spending	1,656	1,574
Accrued compensation and benefits	1,291	1,269
Dividends payable	706	660
Other current liabilities	1,593	1,924

	$8,127	$8,273

	2009	2008	2007
Other supplemental information
Rent expense	$412	$357	$303
Interest paid	$456	$359	$251
Income taxes paid, net of refunds	$1,498	$1,477	$1,731
Acquisitions(a)
Fair value of assets acquired	$851	$2,907	$1,611
Cash paid	(466)	(1,925)	(1,320)

Liabilities and noncontrolling interests assumed	$385	$982	$291

(a)	During 2008, together with PBG, we jointly acquired Lebedyansky, for a total purchase price of $1.8 billion. Lebedyansky is owned 25% and 75% by PBG and us, respectively.

Note 15 — Acquisition of Common Stock of PBG and PAS

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

On February 17, 2010, the stockholders of PBG and PAS approved the PBG and PAS Mergers, respectively. Consummation of each of the Mergers is subject to various conditions, including the absence of legal prohibitions and the receipt of regulatory approvals. On February 17, 2010, we announced that we had refiled under the HSR Act with respect to the Mergers and signed a Consent Decree proposed by the Staff of the FTC providing for the maintenance of the confidentiality of certain information we will obtain from DPSG in connection with the manufacture and distribution of certain DPSG products after the Mergers are completed. The Consent Decree is subject to review and approval by the Commissioners of the FTC. We hope to consummate the Mergers by the end of February 2010.

We currently plan that at the closing of the Mergers we will form a new operating unit. This new operating unit will comprise all current PBG and PAS operations in the United States, Canada and Mexico, and will account for about three-quarters of the volume of PepsiCo’s North American bottling system, with independent franchisees accounting for most of the rest. This new operating unit will be included within the PAB business unit. Current PBG and PAS operations in Europe, including Russia, will be managed by the Europe division when the Mergers are completed.

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

The management of PepsiCo is responsible for the objectivity and integrity of our consolidated financial statements. The Audit Committee of the Board of Directors has engaged independent registered public accounting firm, KPMG LLP, to audit our consolidated financial statements, and they have expressed an unqualified opinion.

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

Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our General Auditor, and with our General Counsel. We also have a Compliance Department to coordinate our compliance policies and practices.

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

/S/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 26, 2009 and December 27, 2008, and the related Consolidated Statements of Income, Cash Flows and Equity for each of the fiscal years in the three-year period ended December 26, 2009. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 26, 2009 and December 27, 2008, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations and noncontrolling interests in 2009.

/s/ KPMG LLP
New York, New York
February 22, 2010

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2009	$8,263	$10,592	$11,080	$13,297
2008	$8,333	$10,945	$11,244	$12,729
Gross profit
2009	$4,519	$5,711	$5,899	$7,004
2008	$4,499	$5,867	$5,976	$6,558
Restructuring and impairment charges (a)
2009	$25	$11	—	—
2008	—	—	—	$543
Mark-to-market net impact (b)
2009	$(62)	$(100)	$(29)	$(83)
2008	$4	$(61)	$176	$227
PepsiCo portion of PBG restructuring and impairment charge (c)
2008	—	—	—	$138
PBG/PAS merger costs (d)
2009	—	—	$9	$52
Net income attributable to PepsiCo
2009	$1,135	$1,660	$1,717	$1,434
2008	$1,148	$1,699	$1,576	$719
Net income attributable to PepsiCo per common share – basic
2009	$0.73	$1.06	$1.10	$0.92
2008	$0.72	$1.07	$1.01	$0.46
Net income attributable to PepsiCo per common share – diluted
2009	$0.72	$1.06	$1.09	$0.90
2008	$0.70	$1.05	$0.99	$0.46
Cash dividends declared per common share
2009	$0.425	$0.45	$0.45	$0.45
2008	$0.375	$0.425	$0.425	$0.425
2009 stock price per share (e)
High	$56.93	$56.95	$59.64	$64.48
Low	$43.78	$47.50	$52.11	$57.33
Close	$50.02	$53.65	$57.54	$60.96
2008 stock price per share (e)
High	$79.79	$72.35	$70.83	$75.25
Low	$66.30	$64.69	$63.28	$49.74
Close	$71.19	$67.54	$68.92	$54.56

(a)

The restructuring and impairment charge in 2009 was $36 million ($29 million after-tax or $0.02 per share). The restructuring and impairment charge in 2008 was $543 million ($408 million after-tax or $0.25 per share). See Note 3.

(b)

In 2009, we recognized $274 million ($173 million after-tax or $0.11 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. In 2008, we recognized $346 million ($223 million after-tax or $0.14 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

(c)	In 2008, we recognized a non-cash charge of $138 million ($114 million after-tax or $0.07 per share) included in bottling equity income as part of recording our share of PBG’s financial results.

(d)

In 2009, we recognized $50 million of costs associated with the proposed mergers with PBG and PAS, as well as an additional $11 million of costs in bottling equity income representing our share of the respective merger costs of PBG and PAS. In total, these costs had an after-tax impact of $44 million or $0.03 per share.

(e)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five-Year Summary

(unaudited)

	2009	2008	2007
Net revenue	$43,232	$43,251	$39,474
Net income attributable to PepsiCo	$5,946	$5,142	$5,658
Net income attributable to PepsiCo per common share – basic	$3.81	$3.26	$3.48
Net income attributable to PepsiCo per common share – diluted	$3.77	$3.21	$3.41
Cash dividends declared per common share	$1.775	$1.65	$1.425
Total assets	$39,848	$35,994	$34,628
Long-term debt	$7,400	$7,858	$4,203
Return on invested capital(a)	27.2%	25.5%	28.9%

	2006	2005
Net revenue	$35,137	$32,562
Net income attributable to PepsiCo	$5,642	$4,078
Net income attributable to PepsiCo per common share – basic	$3.42	$2.43
Net income attributable to PepsiCo per common share – diluted	$3.34	$2.39
Cash dividends declared per common share	$1.16	$1.01
Total assets	$29,930	$31,727
Long-term debt	$2,550	$2,313
Return on invested capital(a)	30.4%	22.7%

(a)

Return on invested capital is defined as adjusted net income attributable to PepsiCo divided by the sum of average common shareholders’ equity and average total debt. Adjusted net income attributable to PepsiCo is defined as net income attributable to PepsiCo plus net interest expense after-tax. Net interest expense after-tax was $211 million in 2009, $184 million in 2008, $63 million in 2007, $72 million in 2006 and $62 million in 2005.

•	Includes restructuring and impairment charges of:

	2009	2008	2007	2006	2005
Pre-tax	$36	$543	$102	$67	$83
After-tax	$29	$408	$70	$43	$55
Per share	$0.02	$0.25	$0.04	$0.03	$0.03
• Includes mark-to-market net (income)/expense of:

	2009	2008	2007	2006
Pre-tax	$(274)	$346	$(19)	$18
After-tax	$(173)	$223	$(12)	$12
Per share	$(0.11)	$0.14	$(0.01)	$0.01

•

In 2009, we recognized $50 million of costs associated with the proposed mergers with PBG and PAS, as well as an additional $11 million of costs in bottling equity income representing our share of the respective merger costs of PBG and PAS. In total, these costs had an after-tax impact of $44 million or $0.03 per share.

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

•

On December 30, 2006, we adopted guidance from the FASB on accounting for pension and other postretirement benefits which reduced total assets by $2,016 million, total common shareholders’ equity by $1,643 million and total liabilities by $373 million.

•

The 2005 fiscal year consisted of 53 weeks compared to 52 weeks in our normal fiscal year. The 53rd week increased 2005 net revenue by an estimated $418 million and net income attributable to PepsiCo by an estimated $57 million ($0.03 per share).

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

Derivatives: financial instruments, such as futures, swaps, Treasury locks, options and forward contracts, that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates and stock prices.

Direct-Store-Delivery (DSD): delivery system used by us and our bottlers to deliver snacks and beverages directly to retail stores where our products are merchandised.

Effective net pricing: reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

Hedge accounting: treatment for qualifying hedges that allows fluctuations in a hedging instrument’s fair value to offset corresponding fluctuations in the hedged item in the same reporting period. Hedge accounting is allowed only in cases where the hedging relationship between the hedging instruments and hedged items is highly effective, and only prospectively from the date a hedging relationship is formally documented.

Management operating cash flow: net cash provided by operating activities less capital spending plus sales of property, plant and equipment. It is our primary measure used to monitor cash flow performance.

Mark-to-market net gain or loss or impact: the change in market value for commodity contracts, that we purchase to mitigate the volatility in costs of energy and raw materials that we consume. The market value is determined based on average prices on national exchanges and recently reported transactions in the marketplace.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 26, 2009.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2009, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Our business and affairs are overseen by our Board of Directors pursuant to the North Carolina Business Corporation Act and our By-Laws. The Board of Directors has three separately designated standing committees: Audit, Compensation and Nominating and Corporate Governance. The charters of these committees are available free of charge on our website at http://www.pepsico.com. The names of each of our Audit Committee members are contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and is incorporated herein by reference. Information on our Audit Committee and Audit Committee financial expertise and financial literacy is contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the captions “The Audit Committee” and “Financial Expertise and Financial Literacy” and is incorporated herein by reference. The names of each of our Nominating and Corporate Governance Committee members are contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Nominating and Corporate Governance Committee and director nomination process can be found in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the captions “The Nominating and Corporate Governance Committee” and “Process for Selection and Nomination of Directors; Consideration of Director Diversity” and is incorporated herein by reference.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers and Compensation Committee interlocks is contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the captions “2009 Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” respectively, and is incorporated herein by reference.

The names of each of our Compensation Committee members are contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Compensation Committee can be found under the caption “The Compensation Committee” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons. Information with respect to transactions with related persons, if any, is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Review, Approval or Ratification of Transactions with Related Persons. Information with respect to the review, approval or ratification of transactions with related persons is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Promoters and Certain Control Persons. Not applicable.

Director Independence. The name of each director that is independent is contained under the caption “Director Independence” in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information on our Audit Committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.

Consolidated Statement of Cash Flows – Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.

Consolidated Balance Sheet – December 26, 2009 and December 27, 2008.

Consolidated Statement of Equity – Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.

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

Dated: February 22, 2010

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 22, 2010
Indra K. Nooyi	Chief Executive Officer

/s/ Richard Goodman	Chief Financial Officer	February 22, 2010
Richard Goodman

/s/ Peter A. Bridgman	Senior Vice President and Controller	February 22, 2010
Peter A. Bridgman	(Principal Accounting Officer)

/s/ Shona L. Brown	Director	February 22, 2010
Shona L. Brown

/s/ Ian M. Cook	Director	February 22, 2010
Ian M. Cook

/s/ Dina Dublon	Director	February 22, 2010
Dina Dublon

/s/ Victor J. Dzau	Director	February 22, 2010
Victor J. Dzau, M.D.

/s/ Ray L. Hunt	Director	February 22, 2010
Ray L. Hunt

/s/ Alberto Ibargüen	Director	February 22, 2010
Alberto Ibargüen

/s/ Arthur C. Martinez	Director	February 22, 2010
Arthur C. Martinez

/s/ Sharon Percy Rockefeller	Director	February 22, 2010
Sharon Percy Rockefeller

/s/ James J. Schiro	Director	February 22, 2010
James J. Schiro

/s/ Lloyd G. Trotter	Director	February 22, 2010
Lloyd G. Trotter

/s/ Daniel Vasella	Director	February 22, 2010
Daniel Vasella

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington, D.C. in the SEC’s file no. 1-1183.

EXHIBIT

2.1

Agreement and Plan of Merger dated as of August 3, 2009, among PepsiCo, Inc., The Pepsi Bottling Group, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.1 to PepsiCo’s Current Report on Form 8-K dated August 3, 2009.

2.2

Agreement and Plan of Merger dated as of August 3 2009, among PepsiCo, Inc., PepsiAmericas, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.2 to PepsiCo’s Current Report on Form 8-K dated August 3, 2009.

3.1

Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632).

3.2	By-Laws of PepsiCo, Inc., as amended on February 5, 2010, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo’s Current Report on Form 8-K dated February 5, 2010.

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

4.3	Form of 5.15% Senior Note due 2012, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007.

4.4	Form of 4.65% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated December 3, 2007.

4.5	Form of 5.00% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 21, 2008.

4.6	Form of 7.90% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

4.7	Form of 3.75% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated February 25, 2009.

4.8	Form of Floating Rate Note due 2011, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.9	Form of 3.10% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.10	Form of 4.50% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.11	Form of 5.50% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.12

Indenture dated as of October 24, 2008 among PepsiCo, Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

4.13	Form of PepsiCo Guarantee of 6.95% Senior Note due 2014 of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

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

10.38	Form of Annual Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

10.39	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

10.40	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.41	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.42	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.43	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.44	Form of Restricted Stock Unit Retention Award Agreement which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.45

PepsiCo Pension Equalization Plan (Plan Document for the 409A Plan), amended and restated effective January 1, 2005, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.*

10.46	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*

10.47

PepsiCo Pension Equalization Plan (Plan Document for the Pre-Section 409A Program), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 13, 2009.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24

Power of Attorney executed by Indra K. Nooyi, Richard Goodman, Peter A. Bridgman, Shona L. Brown, Ian M. Cook, Dina Dublon, Victor J. Dzau, M.D., Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter and Daniel Vasella.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from PepsiCo Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Cash Flows, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Equity and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.