Form 10-Q
period 2010-03-20
PEPSICO INC
filed 2010-04-23
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 20, 2010 (12 weeks)

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

Number of shares of Common Stock outstanding as of April 16, 2010: 1,612,718,843

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/20/10	3/21/09
Net Revenue	$9,368	$8,263

Cost of sales	4,463	3,744
Selling, general and administrative expenses	4,049	2,921
Amortization of intangible assets	16	10

Operating Profit	840	1,588

Bottling equity income	709	25
Interest expense	(154)	(98)
Interest income	6	–

Income before income taxes	1,401	1,515

(Benefit from)/provision for income taxes	(33)	374

Net income	1,434	1,141

Less: Net income attributable to noncontrolling interests	4	6

Net Income Attributable to PepsiCo	$1,430	$1,135

Net Income Attributable to PepsiCo per Common Share
Basic	$0.90	$0.73
Diluted	$0.89	$0.72

Cash Dividends Declared per Common Share	$0.45	$0.425

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/20/10	3/21/09
Operating Activities
Net income	$1,434	$1,141
Depreciation and amortization	376	314
Stock-based compensation expense	47	54
2009 restructuring and impairment charges	–	25
Cash payments for 2009 restructuring charges	(26)	(124)
PBG/PAS merger and integration costs	321	–
Cash payments for PBG/PAS merger and integration costs	(85)	–
Gain on previously held equity interests in PBG and PAS	(958)	–
Asset write-off	145	–
Non-cash foreign exchange loss related to Venezuela devaluation	120	–
Excess tax benefits from share-based payment arrangements	(29)	(7)
Pension and retiree medical plan contributions	(640)	(1,042)
Pension and retiree medical plan expenses	113	96
Bottling equity income, net of dividends	46	(6)
Deferred income taxes and other tax charges and credits	(127)	(2)
Change in accounts and notes receivable	(155)	(114)
Change in inventories	309	(139)
Change in prepaid expenses and other current assets	(98)	(203)
Change in accounts payable and other current liabilities	(616)	(413)
Change in income taxes payable	186	223
Other, net	(122)	(69)

Net Cash Provided by/(Used for) Operating Activities	241	(266)

Investing Activities
Capital spending	(274)	(298)
Sales of property, plant and equipment	16	8
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	(2,833)	–
Acquisition of manufacturing and distribution rights from Dr Pepper Snapple Group, Inc. (DPSG)	(900)	–
Other acquisitions and investments in noncontrolled affiliates	(15)	(27)
Short-term investments, by original maturity
More than three months – purchases	(4)	(23)
More than three months – maturities	8	18
Three months or less, net	(6)	12
Other investing, net	(3)	–

Net Cash Used for Investing Activities	(4,011)	(310)

Financing Activities
Proceeds from issuances of long-term debt	4,216	1,044
Payments of long-term debt	(7)	(39)
Short-term borrowings, by original maturity
More than three months – proceeds	21	12
More than three months – payments	(3)	(45)
Three months or less, net	1,010	362
Cash dividends paid	(712)	(669)
Share repurchases – common	(735)	–
Share repurchases – preferred	(1)	(1)
Proceeds from exercises of stock options	267	91
Excess tax benefits from share-based payment arrangements	29	7
Acquisition of noncontrolling interest in Lebedyansky from PBG	(159)	–
Other financing	(5)	–

Net Cash Provided by Financing Activities	3,921	762
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(145)	(62)

Net Increase in Cash and Cash Equivalents	6	124
Cash and Cash Equivalents – Beginning of year	3,943	2,064

Cash and Cash Equivalents – End of period	$3,949	$2,188

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	$4,451	$–

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	3/20/10	12/26/09
Assets
Current Assets
Cash and cash equivalents	$3,949	$3,943

Short-term investments	198	192

Accounts and notes receivable, less allowance: 3/10 – $162, 12/09 – $90	6,204	4,624

Inventories
Raw materials	1,644	1,274
Work-in-process	184	165
Finished goods	1,455	1,179

	3,283	2,618
Prepaid expenses and other current assets	1,631	1,194

Total Current Assets	15,265	12,571

Property, Plant and Equipment	31,277	24,912
Accumulated Depreciation	(12,427)	(12,241)

	18,850	12,671

Amortizable Intangible Assets, net	2,048	841

Goodwill	13,156	6,534
Other Nonamortizable Intangible Assets	12,302	1,782

Nonamortizable Intangible Assets	25,458	8,316

Investments in Noncontrolled Affiliates	1,381	4,484
Other Assets	1,142	965

Total Assets	$64,144	$39,848

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	3/20/10	12/26/09
Liabilities and Equity
Current Liabilities
Short-term obligations	$1,974	$464
Accounts payable and other current liabilities	9,553	8,127
Income taxes payable	127	165

Total Current Liabilities	11,654	8,756

Long-term Debt Obligations	19,884	7,400

Other Liabilities	6,607	5,591

Deferred Income Taxes	4,143	659

Total Liabilities	42,288	22,406

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(146)	(145)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 3/10 – 1,865 shares, 12/09 – 1,782 shares	31	30
Capital in excess of par value	4,510	250
Retained earnings	34,496	33,805
Accumulated other comprehensive loss	(3,569)	(3,794)

Less: repurchased common stock, at cost:
3/10 – 239 shares, 12/09 – 217 shares	(13,782)	(13,383)

Total PepsiCo Common Shareholders’ Equity	21,686	16,908

Noncontrolling interests	275	638

Total Equity	21,856	17,442

Total Liabilities and Equity	$64,144	$39,848

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	12 Weeks Ended
	3/20/10		3/21/09
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(145)	(0.5)	(138)
Redemptions	(–)	(1)	(–)	(1)

Balance, end of period	(0.6)	(146)	(0.5)	(139)

Common Stock
Balance, beginning of year	1,782	30	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	83	1	–	–

Balance, end of period	1,865	31	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		250		351
Stock-based compensation expense		47		54
Stock option exercises/RSUs converted(a)		(248)		(141)
Withholding tax on RSUs converted		(29)		(31)
Equity issued in connection with our acquisitions of PBG and PAS		4,451		–
Other		39		–

Balance, end of period		4,510		233

Retained Earnings
Balance, beginning of year		33,805		30,638
Net income attributable to PepsiCo		1,430		1,135
Cash dividends declared – common		(744)		(662)
Cash dividends declared – preferred		–		(1)
Cash dividends declared – RSUs		(2)		(1)
Other		7		–

Balance, end of period		34,496		31,109

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,794)		(4,694)
Currency translation adjustment		120		(1,018)
Cash flow hedges, net of tax:
Net derivative losses		(48)		(9)
Reclassification of derivative losses to net income		18		3
Reclassification of pension and retiree medical losses to net income, net of tax		136		25
Unrealized losses on securities, net of tax		(1)		(5)

Balance, end of period		(3,569)		(5,698)

Repurchased Common Stock
Balance, beginning of year	(217)	(13,383)	(229)	(14,122)
Share repurchases	(14)	(940)	–	–
Stock option exercises	7	434	2	147
Other	(15)	107	1	83

Balance, end of period	(239)	(13,782)	(226)	(13,892)

Total Common Shareholders’ Equity		21,686		11,782

Noncontrolling Interests
Balance, beginning of year		638		476
Net income attributable to noncontrolling interests		4		6
Distributions to noncontrolling interests, net		(352)		–
Currency translation adjustment		(15)		(87)

Balance, end of period		275		395

Total Equity		$21,856		$12,079

(a)	Includes total tax benefit/(shortfall) of $18 million in 2010 and $(1) million in 2009.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/20/10	3/21/09
Net Income	$1,434	$1,141
Other Comprehensive Income
Currency translation adjustment	105	(1,105)
Reclassification of pension and retiree medical losses to net income, net of tax	136	25
Cash flow hedges, net of tax:
Net derivative losses	(48)	(9)
Reclassification of derivative losses to net income	18	3
Unrealized losses on securities, net of tax	(1)	(5)

	210	(1,091)

Comprehensive Income	1,644	50
Comprehensive loss attributable to noncontrolling interests	11	81

Comprehensive Income Attributable to PepsiCo	$1,655	$131

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of March 20, 2010 and the Condensed Consolidated Statements of Income, Cash Flows, Equity and Comprehensive Income for the 12 weeks ended March 20, 2010 and March 21, 2009 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the full year.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.

On February 26, 2010, we completed our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS). The results of the acquired companies in the U.S. and Canada are reflected in our condensed consolidated results as of the acquisition date, and the international results of the acquired companies will be reported as of the beginning of our second quarter 2010, consistent with our monthly international reporting calendar. The results of the acquired companies in the U.S., Canada and Mexico are reported within our PAB segment, and the results of the acquired companies in Europe, including Russia, are reported within our Europe segment. Prior to our acquisitions of PBG and PAS, we recorded our share of equity income or loss from the acquired companies in bottling equity income in our income statement. Subsequent to our acquisitions of PBG and PAS, we continue to record our share of equity income or loss from Pepsi Bottling Ventures LLC in bottling equity income and our share of income or loss from other noncontrolled affiliates as a component of selling, general and administrative expenses. Additionally, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million, comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. See also Acquisitions of PBG and PAS and “Items Affecting Comparability ” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses are reported under hyperinflationary accounting. See “Our Business Risks” and “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information is unaudited. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Our Divisions

We are now organized into four business units, as follows:

1.

PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

2.	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages Americas and Pepsi Beverages Company;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units comprise six reportable segments (referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/20/10	3/21/09	3/20/10	3/21/09
FLNA	$3,067	$3,000	$770	$697
QFNA	480	485	153	175
LAF	983	867	145	164
PAB	2,765	2,088	73	425
Europe	993	947	113	98
AMEA	1,080	876	160	136

Total division	9,368	8,263	1,414	1,695
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	–	–	46	62
PBG/PAS merger and integration costs	–	–	(88)	–
Venezuela currency devaluation	–	–	(129)	–
Asset write-off	–	–	(145)	–
Foundation contribution	–	–	(100)	–
Other	–	–	(158)	(169)

	$9,368	$8,263	$840	$1,588

	Total Assets
	3/20/10	12/26/09
FLNA	$6,231	$6,337
QFNA	960	997
LAF	3,557	3,575
PAB(a)	32,112	7,670
Europe(a)	12,460	9,321
AMEA	5,180	4,937

Total division	60,500	32,837
Corporate	3,408	3,933
Investments in bottling affiliates(a)	236	3,078

	$64,144	$39,848

(a)	Change in 2010 relates primarily to our acquisitions of PBG and PAS.

Acquisitions of PBG and PAS

On February 26, 2010, PepsiCo announced that pursuant to the terms of merger agreements entered into on August 3, 2009 (the “Merger Agreements”), PBG and PAS merged with and into Pepsi-Cola Metropolitan Bottling Company, Inc. (“Metro”), with Metro continuing as the surviving corporation and a wholly owned subsidiary of PepsiCo. We acquired PBG and PAS to create a more fully integrated supply chain and go-to-market business model, improving the effectiveness and efficiency of the distribution of our brands and enhancing our revenue growth. The total purchase price was approximately $12.6 billion, which included $8.3 billion of cash and equity and the fair value of our previously held equity interests in PBG and PAS of $4.3 billion.

Under the terms of the Merger Agreements: (i) each outstanding share of common stock of PBG not held by Metro, PepsiCo or a subsidiary of PepsiCo or held by PBG as treasury stock (each, a “PBG Share”) was canceled and converted into the right to receive, at the holder’s election, either 0.6432 shares of common stock of PepsiCo (the “PBG Per Share Stock Consideration”) or $36.50 in cash, without interest (the “PBG Cash Election Price”), subject to proration provisions which provide that an aggregate 50% of such outstanding PBG Shares were converted into the right to receive common stock of PepsiCo and an aggregate 50% of such outstanding PBG Shares were converted into the right to receive cash and each PBG Share and share of Class B common stock of PBG held by Metro, PepsiCo or a subsidiary of PepsiCo was canceled or converted to the right to receive 0.6432 shares of common stock of PepsiCo; and (ii) each outstanding share of common stock of PAS not held by Metro, PepsiCo or a subsidiary of PepsiCo or held by PAS as treasury stock (each, a “PAS Share”) was canceled and converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo (the “PAS Per Share Stock Consideration”) or $28.50 in cash, without interest (the “PAS Cash Election Price”), subject to proration provisions which provide that an aggregate 50% of such outstanding PAS Shares were converted into the right to receive common stock of PepsiCo and an aggregate 50% of such outstanding PAS Shares were converted into the right to receive cash and each PAS Share held by Metro, PepsiCo or a subsidiary of PepsiCo was canceled or converted into the right to receive 0.5022 shares of common stock of PepsiCo.

Each PBG or PAS stock option was converted into an adjusted PepsiCo stock option to acquire a number of shares of PepsiCo common stock, determined by multiplying the number of shares of PBG or PAS common stock subject to the PBG or PAS stock option by an exchange ratio (the “Closing Exchange Ratio”) equal to the closing price of a share of PBG or PAS common stock on the business day immediately before the acquisition date divided by the closing price of a share of PepsiCo common stock on the business day immediately before the acquisition date. The exercise price per share of PepsiCo common stock subject to the adjusted PepsiCo stock option is equal to the per share exercise price of PBG or PAS stock option divided by the Closing Exchange Ratio.

Each PBG restricted stock unit (RSU) was adjusted so that its holder is entitled to receive, upon settlement, a number of shares of PepsiCo common stock equal to the number of shares of PBG common stock subject to the PBG RSU multiplied by the PBG Per Share Stock Consideration. PBG performance-based RSUs were converted into PepsiCo RSUs based on 100% target achievement, and, following conversion, remain subject to continued service of the holder. Each PBG RSU held by a non-employee director was vested and canceled at the acquisition date, and, in exchange for cancellation of the PBG RSU, the holder received the PBG Per Share Stock Consideration for each share of PBG common stock subject to the PBG RSU.

Each cash-settled PAS RSU was canceled in exchange for a cash payment equal to the closing price of a share of PAS common stock on the business day immediately before the closing of the PAS merger for each share of PAS common stock subject to each PAS RSU. Each PAS restricted share was converted into either the PAS Per Share Stock Consideration or the PAS Cash Election Price, at the election of the holder, with the same proration procedures applicable to PAS stockholders described above.

Pursuant to the terms of PBG’s executive retention arrangements, PBG equity awards granted to certain executives prior to the PBG merger vest immediately upon a qualifying termination of the executive’s employment except for certain PBG executives whose equity awards vested immediately at the effective time of the PBG merger pursuant to the terms of PepsiCo’s executive retention agreements. Each PAS equity award granted prior to the PAS merger vested immediately at the effective time of the PAS merger pursuant to the original terms of the awards.

Prior to the mergers, we had equity investments in PBG and PAS. In addition to approximately 32% of PBG’s outstanding common stock that we owned at year-end 2009, we owned 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. At year-end 2009, we owned approximately 43% of the outstanding common stock of PAS.

The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. Thus, in connection with our acquisitions of PBG and PAS, the carrying amounts of our previously held equity interests in PBG and PAS were revalued to fair value at the acquisition date, resulting in a gain in the first quarter of 2010 of $958 million, comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests.

As discussed in Debt Obligations and Commitments, in January 2010, we issued $4.25 billion of fixed and floating rate notes. A portion of the net proceeds from the issuance of these notes was used to finance our acquisitions of PBG and PAS.

Our actual stock price on February 25, 2010 (the last trading day prior to the closing of the mergers) was used to determine the value of stock, stock options and RSUs issued as consideration in connection with our acquisitions of PBG and PAS and thus to calculate the actual purchase price.

The table below represents the computation of the purchase price excluding assumed debt and the fair value of our previously held equity interests in PBG and PAS as of the acquisition date:

	Total Number of Shares/Awards Issued	Total Estimated Fair Value
Payment in cash, for the remaining (not owned by PepsiCo and its subsidiaries) outstanding shares of PBG and PAS common stock and equity awards vested at consummation of merger	–	$3,813
Payment to PBG and PAS of shares of PepsiCo common stock for the remaining (not owned by PepsiCo and its subsidiaries) outstanding shares of PBG and PAS common stock and equity awards vested at consummation of merger	67	4,175
Issuance of PepsiCo equity awards (vested and unvested) to replace existing PBG and PAS equity awards	16	276

Total purchase price	83	$8,264

The following table summarizes the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the PBG and PAS acquisitions and the resulting goodwill as of the acquisition date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when appraisals are finalized. We expect to finalize these amounts as soon as possible but no later than by the end of 2010.

Preliminary Estimates of Acquisition Date Fair Value
Inventory	$983
Property, plant and equipment	6,568
Amortizable intangible assets	1,219
Nonamortizable intangible assets, primarily reacquired franchise rights	9,654
Other current assets and current liabilities(a)	764
Other noncurrent assets	278
Debt obligations	(8,814)
Pension and retiree medical benefits	(959)
Other noncurrent liabilities	(455)
Deferred income taxes	(3,683)

Total identifiable net assets	5,555
Goodwill	6,684

Subtotal	12,239
Fair value of acquisition of noncontrolling interest	317

Total purchase price	$12,556

(a)	Includes cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current liabilities.

Goodwill is calculated as the excess of the purchase price paid over the net assets recognized. The goodwill recorded as part of the PBG and PAS acquisitions primarily reflects the value of adding PBG and PAS to PepsiCo to create a more fully integrated supply chain and go-to-market business model, as well as any intangible assets that do not qualify for separate recognition. Goodwill is not amortizable nor deductible for tax purposes. While the final calculation of goodwill and its allocation among reporting units is not complete, substantially all of the goodwill is recorded in our PAB segment.

In connection with our acquisitions of PBG and PAS, we reacquired certain franchise rights which had previously provided PBG and PAS with the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. Reacquired franchise rights totaling $8.5 billion were assigned a perpetual life and are, therefore, not amortizable. Amortizable acquired franchise rights of $0.9 billion have weighted-average estimated useful lives of 43 years. Other amortizable intangible assets, primarily customer relationships, have weighted-average estimated useful lives of 20 years.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. See Restructuring, Impairment and Integration Charges for details on the expenses incurred during the 12 weeks ended March 20, 2010.

The following table presents unaudited consolidated pro forma financial information as if the closing of our acquisitions of PBG and PAS had occurred on December 27, 2009 for purposes of the financial information presented for the 12 weeks ended March 20, 2010; and as if the closing of our acquisitions of PBG and PAS had occurred on December 28, 2008 for purposes of the financial information presented for the 12 weeks ended March 21, 2009.

	(unaudited) 12 Weeks Ended
	3/20/10		3/21/09
Net Revenue	$11,112		$11,083
Net Income Attributable to PepsiCo	$966		$1,200
Net Income Attributable to PepsiCo per Common Share – Diluted	$0.58	(a)	$0.73

(a)	Includes PBG/PAS merger and integration costs, inventory fair value adjustments and the gain on previously held equity interests.

The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards, and the regulations of the U.S. Securities and Exchange Commission, and is not necessarily indicative of the results of operations that would have occurred if our acquisitions of PBG and PAS had been completed on the dates indicated, nor is it indicative of the future operating results of PepsiCo.

The historical unaudited consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the acquisitions, (2) factually supportable, and (3) expected to have a continuing impact on the combined results of PepsiCo, PBG and PAS.

The unaudited pro forma results have been adjusted with respect to certain aspects of our acquisitions of PBG and PAS to reflect:

•	the consummation of the acquisitions;

•	consolidation of PBG and PAS which are now owned 100% by PepsiCo and the corresponding gain resulting from the remeasurement of our previously held equity interests in PBG and PAS;

•	the elimination of related party transactions between PepsiCo and PBG, and PepsiCo and PAS;

•	changes in assets and liabilities to record their preliminary estimated acquisition date fair values and changes in certain expenses resulting therefrom;

•	additional indebtedness, including, but not limited to, debt issuance costs and interest expense, incurred in connection with the acquisitions; and

•	merger and integration charges associated with the acquisitions.

The unaudited pro forma results do not reflect future events that may occur after the acquisitions, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain one-time charges we expect to incur in connection with the acquisitions, including, but not limited to, charges that are expected to achieve ongoing cost savings and synergies.

Intangible Assets

	3/20/10	12/26/09
Amortizable intangible assets, net
Acquired franchise rights	$886	$–
Reacquired franchise rights	140	–
Brands	1,455	1,465
Other identifiable intangibles	705	505

	3,186	1,970
Accumulated amortization	(1,138)	(1,129)

	$2,048	$841

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/26/09	Acquisitions	Translation and Other		Balance 3/20/10
FLNA
Goodwill	$306	$–	$7		$313
Brands	30	–	1		31

	336	–	8		344

QFNA
Goodwill	175	–	–		175

LAF
Goodwill	479	–	–		479
Brands	136	–	1		137

	615	–	1		616

PAB(a)
Goodwill	2,431	6,461	37		8,929
Reacquired franchise rights	–	7,659	38		7,697
Acquired franchise rights	–	689	903	(b )	1,592
Brands	112	–	(3)		109

	2,543	14,809	975		18,327

Europe(a)
Goodwill	2,624	223	(108)		2,739
Reacquired franchise rights	–	806	–		806
Acquired franchise rights	–	500	–		500
Brands	1,378	–	(76)		1,302

	4,002	1,529	(184)		5,347

AMEA
Goodwill	519	–	2		521
Brands	126	–	2		128

	645	–	4		649

Total goodwill	6,534	6,684	(62)		13,156
Total reacquired franchise rights	–	8,465	38		8,503
Acquired franchise rights	–	1,189	903		2,092
Total brands	1,782	–	(75)		1,707

	$8,316	$16,338	$804		$25,458

(a)	Net increases in 2010 relate primarily to our acquisitions of PBG and PAS.

(b)	Includes $900 million related to our upfront payment to Dr Pepper Snapple Group (DPSG) to manufacture and distribute Dr Pepper and certain other DPSG products.

Stock-Based Compensation

In connection with our acquisition of PBG, we issued 13.4 million stock options and 2.7 million RSUs at a weighted-average grant price of $42.89 and $62.30, respectively, to replace previously held PBG equity awards. In connection with our acquisition of PAS, we issued 0.4 million stock options at a weighted-average grant price of $31.72 to replace previously held PAS equity awards. Our equity issuances included 8.3 million stock options and 0.6 million RSUs which were vested at the acquisition date and were included in the purchase price consideration. The remaining 5.5 million stock options and 2.1 million RSUs issued are unvested and are being amortized over their remaining vesting period, up to 3 years.

For the 12 weeks in 2010, we recognized stock-based compensation expense of $74 million ($47 million recorded as stock-based compensation expense and $27 million included in PBG/PAS merger and integration charges). Of the $74 million, $32 million was related to the unvested acquisition-related grants described above. For the 12 weeks in 2009, we recognized stock-based compensation expense of $54 million.

In connection with our acquisitions of PBG and PAS, The Compensation Committee of PepsiCo’s Board of Directors elected to delay the annual equity award grant from the first quarter of 2010 to the second quarter of 2010, in order to ensure that all eligible employees receive grants on the same date and at the same market price.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/20/10	3/21/09
Expected life	4 yrs.	6 yrs.
Risk free interest rate	1.6%	2.8%
Expected volatility(a)	18%	17%
Expected dividend yield	2.8%	3.0%

( a )	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

In connection with our acquisitions of PBG and PAS, we assumed sponsorship of pension and retiree medical plans that provide defined benefits to U.S. and certain international employees. As of the acquisition date, we preliminarily estimated and recorded the following assets and liabilities for these plans and recorded the net funded status:

	Pension		Retiree Medical
	U.S.	International
Fair value of plan assets	$1,633	$52	$–
Projected benefit liability	2,161	90	393

Funded status	$(528)	$(38)	$(393)

The components of net periodic benefit cost for pension and retiree medical plans (including, in 2010, the preliminary estimate of the impact of our acquisitions of PBG and PAS) are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/20/10	3/21/09	3/20/10	3/21/09	3/20/10	3/21/09
	U.S.		International
Service cost	$61	$55	$14	$8	$12	$10
Interest cost	98	86	18	14	20	19
Expected return on plan assets	(125)	(107)	(22)	(18)	–	–
Amortization of prior service cost/(benefit)	3	3	–	1	(4)	(4)
Amortization of experience loss	25	25	4	1	1	3

	62	62	14	6	29	28
Special termination benefits	8	–	–	–	–	–

Total expense	$70	$62	$14	$6	$29	$28

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	3/20/10	12/26/09
Balance, beginning of year	$1,731	$1,711
Additions for tax positions related to the current year	38	238
Additions for tax positions from prior years	386	79
Reductions for tax positions from prior years	(372)	(236)
Settlement payments	–	(64)
Statute of limitations expiration	(1)	(4)
Translation and other	–	7

Balance, end of period	1,782 (a)	$1,731

(a)	Includes a preliminary estimate of amounts related to our acquisitions of PBG and PAS.

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/20/10		3/21/09
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,430		$1,135
Preferred shares:
Dividends	–		–
Redemption premium	(1)		(1)

Net income available for PepsiCo common shareholders	$1,429	1,582	$1,134	1,555

Basic net income attributable to PepsiCo per common share	$0.90		$0.73

Net income available for PepsiCo common shareholders	$1,429	1,582	$1,134	1,555
Dilutive securities:
Stock options and RSUs(b)	–	23	–	14
ESOP convertible preferred stock	1	1	1	1

Diluted	$1,430	1,606	$1,135	1,570

Diluted net income attributable to PepsiCo per common share	$0.89		$0.72

(a)	Weighted-average common shares outstanding.

(b)

Options to purchase 20.7 million shares in 2010 and 55.3 million shares in 2009 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $67.02 in 2010 and $59.43 in 2009.

Debt Obligations and Commitments

In the first quarter of 2010, we issued $4.25 billion of fixed and floating rate notes. The issuance was comprised of $1.25 billion of floating rate senior unsecured notes maturing in 2011 (the “2011 Floating Rate Notes”), $1.0 billion of 3.10% senior unsecured notes maturing in 2015, $1.0 billion of 4.50% senior unsecured notes maturing in 2020 and $1.0 billion of 5.50% senior unsecured notes maturing in 2040. The 2011 Floating Rate Notes bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 3 basis points. A portion of the net proceeds from the issuance of these notes was used to finance our acquisitions of PBG and PAS. The remainder of the net proceeds from the issuance of these notes was designated for general corporate purposes.

On February 26, 2010, in connection with the transactions contemplated by the PBG Merger Agreement, Metro, PBG, Bottling Group, LLC and The Bank of New York Mellon (as successor to The Chase Manhattan Bank) (the PBG Trustee) entered into a First Supplemental Indenture (the PBG Supplemental Indenture) to the Indenture dated March 8, 1999 (the PBG Indenture) between PBG, Bottling Group, LLC and the PBG Trustee. Pursuant to the PBG Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 7.00% Senior Notes due March 1, 2029 (the 7.00% Notes) under the PBG Indenture. As of March 20, 2010, the outstanding principal amount of the 7.00% Notes was approximately $1 billion. The 7.00% Notes are guaranteed by Bottling Group, LLC.

On February 26, 2010, in connection with the transactions contemplated by the PAS Merger Agreement, Metro, PAS and The Bank New York Mellon Trust Company, N.A. (as ultimate successor in interest to The First National Bank of Chicago) (the PAS IL Trustee) entered into a Second Supplemental Indenture (the PAS IL Supplemental Indenture) to the Indenture dated January 15, 1993 (the PAS IL Indenture) between PAS and the PAS IL Trustee. Pursuant to the PAS IL Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 7.625% Notes due 2015 (the 7.625% Notes), the 7.29% Notes due 2026 (the 7.29% Notes), the 7.44% Notes due 2026 (the 7.44% Notes) and the 4.50% Notes due 2013 (the 4.50% Notes) under the PAS IL Indenture. As of March 20, 2010, the outstanding principal amount of the 7.625% Notes was approximately $9 million, the outstanding principal amount of the 7.29% Notes was approximately $100 million, the outstanding principal amount of the 7.44% Notes was approximately $25 million and the outstanding principal amount of the 4.50% Notes was approximately $150 million.

On February 26, 2010, also in connection with the transactions contemplated by the PAS Merger Agreement, Metro, PAS and Wells Fargo Bank, National Association (the PAS MN Trustee, formerly known as Wells Fargo Bank Minnesota, National Association) entered into a First Supplemental Indenture (the PAS MN Supplemental Indenture) to the Indenture dated August 15, 2003 (the PAS MN Indenture) between PAS and the PAS MN Trustee. Pursuant to the PAS MN Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 5.625% Notes due 2011 (the 5.625% Notes), the 5.75% Notes due 2012 (the 5.75% Notes), the 4.375% Notes due 2014 (the 4.375% Notes), the 4.875% Notes due 2015 (the 4.875% Notes), the 5.00% Notes due 2017 (the 5.00% Notes) and the 5.50% Notes due 2035 (the 5.50% Notes) under the PAS MN Indenture. As of March 20, 2010, the outstanding principal amount of the 5.625% Notes was approximately $250 million, the outstanding principal amount of the 5.75% Notes was approximately $300 million, the outstanding principal amount of the 4.375% Notes was approximately $350 million, the outstanding principal amount of the 4.875% Notes was approximately $300 million, the outstanding principal amount of the 5.00% Notes was approximately $250 million and the outstanding principal amount of the 5.50% Notes was approximately $250 million.

As a result of the transactions contemplated by the PBG Merger Agreement, Bottling Group, LLC, which was previously a subsidiary of PBG, became a wholly-owned subsidiary of Metro. Bottling Group, LLC currently has issued and outstanding approximately $1 billion of its 4.625% Senior Notes due 2012 (the 4.625% Notes), $250 million of its 4.125% Senior Notes due 2015, $400 million of its 5.00% Senior Notes due 2013, $800 million of 5.50% Senior Notes due 2016, $1.3 billion of its 6.95% Senior Notes due 2014 (the 6.95% Notes) and $750 million of its 5.125% Senior Notes due 2019. Bottling Group, LLC’s 4.625% Notes and 6.95% Notes are guaranteed by PepsiCo.

As of March 20, 2010, the long-term debt acquired from our anchor bottlers (including debt previously issued by PBG, Bottling Group, LLC and PAS) in connection with our acquisitions of PBG and PAS has a total face value of approximately $7.5 billion (fair value of $8.4 billion) with a weighted-average stated interest rate of 5.7%. This acquired debt has a remaining weighted-average maturity of 7.5 years. See also Acquisitions of PBG and PAS.

As previously disclosed, we entered into amendments to PBG’s revolving credit facility (the Amended PBG Credit Facility) and PAS’s revolving credit facility (the Amended PAS Credit Facility) and these amendments became effective on February 26, 2010. Under the Amended PBG Credit Facility, Metro is able to borrow up to $1,080 million from time to time. Borrowings under the Amended PBG Credit Facility, which expires in October 2012, are guaranteed by PepsiCo. The Amended PBG Credit Facility was unused as of March 20, 2010. Under the Amended PAS Credit Facility, Metro is able to borrow up to $540 million from time to time. Borrowings under the Amended PAS Credit Facility, which expires in June 2011, are guaranteed by PepsiCo. The Amended PAS Credit Facility was unused as of March 20, 2010.

As of March 20, 2010, short-term obligations totaled $2.0 billion, of which $1.2 billion was comprised of commercial paper.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	2015 and beyond
Long-term debt obligations(b)	$19,884	$–	$4,080	$4,540	$11,264
Interest on debt obligations(c)	6,740	782	1,421	1,031	3,506
Operating leases	1,413	354	435	246	378
Purchasing commitments	2,965	733	1,342	645	245
Marketing commitments	790	186	340	92	172
Other commitments	11	–	11	–	–

	$31,803	$2,055	$7,629	$6,554	$15,565

(a)

Reflects non-cancelable commitments as of March 20, 2010 based on foreign exchange rates in effect at that time and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)	Excludes current maturities of long-term debt obligations of $115 million. Includes $156 million of principal and accrued interest related to our zero coupon notes.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of March 20, 2010.

As of March 20, 2010, our total long-term contractual commitments totaled $31.8 billion, an increase of $18.1 billion from December 26, 2009. This increase is substantially due to the assumption of PBG’s and PAS’s outstanding debt, the issuance of new debt to finance our acquisitions of PBG and PAS, and the associated interest on debt.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for packaging materials, oranges and orange juice and cooking oil. Non-cancelable marketing commitments are primarily for sports marketing. See Pension and Retiree Medical Benefits regarding our pension and retiree medical obligations.

Restructuring, Impairment and Integration Charges

In the first quarter of 2010, we incurred merger and integration charges of $312 million related to our acquisitions of PBG and PAS, including $193 million recorded in the PAB segment, $1 million recorded in the Europe segment, $88 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. All of these charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. These charges are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011. In total, these charges had an after-tax impact of $261 million or $0.16 per share. In the second half of 2009, we incurred $50 million of charges related to the merger of PBG and PAS, of which substantially all was paid in 2009.

In the first quarter of 2009, we incurred a charge of $25 million ($19 million after-tax or $0.01 per share) in conjunction with our Productivity for Growth program. Our Productivity for Growth program was completed in 2009 with total charges in 2009 of $36 million ($29 million after-tax or $0.02 per share). These charges were recorded in selling, general and administrative expenses. The program included actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. Substantially all cash payments related to these charges are expected to be paid by the end of 2010.

A summary of our restructuring, impairment and integration activity in the first quarter of 2010 is as follows:

	Severance and Other Employee Costs(a)	Asset Impairment	Other Costs	Total
2010 merger and integration charges	$83	$98	$140	$321
Cash payments	(4)	–	(81)	(85)
Non-cash charges	(31)	(98)	(6)	(135)

Liability as of March 20, 2010	$48	$–	$53	$101

(a)	Primarily reflects termination costs for approximately 345 employees.

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

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

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges has not been material. If the derivative instrument is terminated, we continue to defer the related gain or loss and then include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in net income immediately.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas, diesel fuel and aluminum. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $8 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $582 million as of March 20, 2010 and $259 million as of March 21, 2009. These contracts resulted in net unrealized gains of $72 million as of March 20, 2010 and net unrealized losses of $110 million as of March 21, 2009.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $221 million as of March 20, 2010 and $512 million as of March 21, 2009. These contracts resulted in net losses of $20 million as of March 20, 2010 and $268 million as of March 21, 2009.

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

Our foreign currency derivatives had a total face value of $1.4 billion as of March 20, 2010 and $1.0 billion as of March 21, 2009. The contracts that qualify for hedge accounting resulted in net unrealized losses of $29 million as of March 20, 2010 and net unrealized gains of $88 million as of March 21, 2009. During the next 12 months, we expect to reclassify net losses of $29 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in a net loss of $5 million as of March 20, 2010 and net losses of $68 million March 21, 2009. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness (including indebtedness acquired in our acquisitions of PBG and PAS) has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

The notional amounts of the interest rate derivative instruments outstanding as of March 20, 2010 and March 21, 2009 were $8.35 billion and $2.75 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $6 million related to these hedges from accumulated other comprehensive loss into net income.

At March 20, 2010, approximately 40% of total debt (including indebtedness acquired in our acquisitions of PBG and PAS), after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 57% as of December 26, 2009. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Fair Value Measurements

The fair values of our financial assets and liabilities are categorized as follows:

	March 20, 2010
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$69	$69	$–	$–
Short-term investments – index funds(c)	$123	$123	$–	$–
Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$10	$–	$10	$–
Interest rate derivatives(e)	207	–	207	–
Prepaid forward contracts(f)	64	–	64	–
Commodity contracts – other(g)	112	–	112	–

	$393	$–	$393	$–
Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$2	$–	$2	$–
Commodity contracts – other(g)	12	–	12	–

	$14	$–	$14	$–

Total asset derivatives at fair value	$407	$–	$407	$–

Total assets at fair value	$599	$192	$407	$–

Liabilities(a)
Deferred compensation(h)	$572	$124	$448	$–
Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$39	$–	$39	$–
Interest rate derivatives(e)	12	–	12	–
Commodity contracts – other(g)	5	–	5	–
Commodity contracts – futures(i)	35	35	–	–

	$91	$35	$56	$–
Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$7	$–	$7	$–
Interest rate derivatives(e)	42	–	42	–
Commodity contracts – other(g)	30	–	30	–
Commodity contracts – futures(i)	2	2	–	–

	$81	$2	$79	$–

Total liability derivatives at fair value	$172	$37	$135	$–

Total liabilities at fair value	$744	$161	$583	$–

(a)

Financial assets are classified on our balance sheet within other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet within other current liabilities and other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based primarily on the price of our common stock.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

(i)	Based on average prices on futures exchanges.

The fair value of our debt obligations as of March 20, 2010 was $23.0 billion, based upon prices of similar instruments in the marketplace.

	March 21, 2009
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$35	$35	$–	$–
Short-term investments – index funds(c)	$83	$83	$–	$–
Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$88	$–	$88	$–
Interest rate swaps(e)	306	–	306	–
Prepaid forward contracts(f)	38	–	38	–

	$432	$–	$432	$–
Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$1	$–	$1	$–

Total asset derivatives at fair value	$433	$–	$433	$–

Total assets at fair value	$551	$118	$433	$–

Liabilities(a)
Deferred compensation(g)	$428	$85	$343	$–
Derivatives designated as hedging instruments:
Commodity contracts – futures(h)	$70	$70	$–	$–
Commodity contracts – other(i)	40	–	40	–

	$110	$70	$40	$–
Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$69	$–	$69	$–
Commodity contracts – futures(h)	42	42	–	–
Commodity contracts – other(i)	226	–	226	–

	$337	$42	$295	$–

Total liability derivatives at fair value	$447	$112	$335	$–

Total liabilities at fair value	$875	$197	$678	$–

(a)	Financial assets are classified on our balance sheet as other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet as other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based primarily on the price of our common stock.

(g)	Based on the fair value of investments corresponding to employees’ investment elections.

(h)	Based on average prices on futures exchanges.

(i)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

The effective portion of the pre-tax losses/(gains) on our derivative instruments are categorized in the tables below.

	12 Weeks Ended March 20, 2010
	Losses/(Gains) Recognized in Income Statement	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss	Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non- designated Hedges
Forward exchange contracts(a )	$6
Interest rate derivatives(b )	10
Prepaid forward contracts(a )	(18)
Commodity contracts(a)	(46)

Total	$(48)

Cash Flow Hedges
Forward exchange contracts(c )		$13	$11
Commodity contracts(c)		(12)	16
Interest rate derivatives(b )		48	–

Total		$49	$27

	12 Weeks Ended March 21, 2009
	Losses/(Gains) Recognized in Income Statement	Losses Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non- designated Hedges
Forward exchange contracts(a )	$40
Interest rate swaps(b )	66
Prepaid forward contracts(a )	3
Commodity contracts(a)	(62)

Total	$47

Cash Flow Hedges
Forward exchange contracts(c )		$–	$(22)
Commodity contracts(c)		21	26

Total		$21	$4

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA require us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we expect to record a one-time related tax charge of approximately $40 million in the second quarter of 2010. We are currently evaluating the longer-term impacts of this new legislation.

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

Goodwill and Other Nonamortizable Assets

In connection with our acquisitions of PBG and PAS, we reacquired certain franchise rights which provided PBG and PAS with the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. In determining the useful life of these reacquired franchise rights, we considered many factors including the existing perpetual bottling arrangements, the indefinite period expected for the reacquired rights to contribute to our future cash flows, as well as the lack of any factors that would limit the useful life of the reacquired rights to us, including legal, regulatory, contractual, competitive, economic or other factors. Therefore, certain reacquired franchise rights, as well as perpetual brands and goodwill, will not be amortized, but instead will be tested for impairment at least annually. Certain reacquired and acquired franchise rights are amortizable over the remaining contractual period of the contract in which the right was granted.

On December 7, 2009, we reached an agreement with DPSG to manufacture and distribute Dr Pepper and certain other DPSG products in the territories where they were previously sold by PBG and PAS. Under the terms of the agreement, we made an upfront payment of $900 million to

DPSG on February 26, 2010. Based upon the terms of the agreement with DPSG, the amount of the upfront payment has been capitalized and will not be amortized, but instead will be tested for impairment at least annually.

Recent Accounting Pronouncements

In June 2009, the FASB amended its accounting guidance on the consolidation of VIEs. Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In the second quarter of 2010, the PPACA was signed into law. The PPACA changes the tax treatment related to an existing RDS available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA require us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we expect to record a one-time related tax charge of approximately $40 million in the second quarter of 2010. We are currently evaluating the longer-term impacts of this new legislation.

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

Our operations outside of the United States generate approximately 40% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended March 20, 2010, favorable foreign currency contributed 3 percentage points to net revenue growth, primarily due to appreciation of the Canadian dollar, Mexican peso and Brazilian real, partially offset by depreciation of the Venezuelan bolivar fuerte (bolivar). Currency declines against the U.S. dollar which are not offset could adversely impact our future results. At March 20, 2010, we estimate that an unfavorable 10% change in the exchange rates would have increased our net unrealized losses by $103 million.

In addition, we continue to use the official exchange rate to remeasure the financial statements of our snack and beverage businesses in Venezuela. We use the official rate as we currently intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses are reported under hyperinflationary accounting. This determination was made based upon Venezuela’s National Consumer Price Index (NCPI) which indicated cumulative inflation in Venezuela in excess of 100% for the three-year period ended November 30, 2009. Consequently, the functional currency of our Venezuelan entities changed from the bolivar to the U.S. dollar. Effective January 11, 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per dollar to 4.3 bolivars per dollar; however, certain activities are permitted to access an exchange rate of 2.6 bolivars per dollar. In 2010, we expect that the majority of our transactions will be remeasured at the 4.3 exchange rate, and as a result of the change to hyperinflationary accounting and the devaluation of the bolivar, we recorded a one-time net charge of $120 million in the first quarter of 2010. In the 12 weeks ended March 20, 2010, our operations in Venezuela generated less than 1% of our net revenue.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. The potential change in fair value of commodity derivative instruments that qualify for hedge accounting, assuming a 10% decrease in the underlying commodity price at March 20, 2010, would have decreased our net unrealized gains in the first quarter by $66 million. The potential change in fair value of commodity derivative instruments that do not qualify for hedge accounting, assuming a 10% decrease in the underlying commodity price at March 20, 2010, would have increased our net losses in the first quarter by $19 million.

See Financial Instruments in the Notes to the Condensed Consolidated Financial Statements for further discussion of our derivative instruments, including their fair value as of March 20, 2010. Assuming variable rate debt and investment levels as of March 20, 2010, a 1-percentage-point increase in interest rates would have increased full-year net interest expense by $47 million.

Cautionary statements included in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended
	3/20/10	3/21/09
Operating profit
Mark-to-market net gains	$46	$62
2009 restructuring and impairment charges	$–	$(25)
PBG/PAS merger and integration charges	$(282)	$–
Inventory fair value adjustments	$(281)	$–
Venezuela currency devaluation	$(120)	$–
Asset write-off	$(145)	$–
Foundation contribution	$(100)	$–
Bottling equity income
Gain on previously held equity interests	$735	$–
PBG/PAS merger and integration charges	$(9)	$–
Interest expense
PBG/PAS merger and integration costs	$(30)	$–
Net income attributable to PepsiCo
Mark-to-market net gains	$29	$40
2009 restructuring and impairment charges	$–	$(19)
Gain on previously held equity interests	$958	$–
PBG/PAS merger and integration charges	$(261)	$–
Inventory fair value adjustments	$(240)	$–
Venezuela currency devaluation	$(120)	$–
Asset write-off	$(92)	$–
Foundation contribution	$(64)	$–
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains	$0.02	$0.03
2009 restructuring and impairment charges	$–	$(0.01)
Gain on previously held equity interests	$0.60	$–
PBG/PAS merger and integration charges	$(0.16)	$–
Inventory fair value adjustments	$(0.15)	$–
Venezuela currency devaluation	$(0.07)	$–
Asset write-off	$(0.06)	$–
Foundation contribution	$(0.04)	$–

Mark-to-Market Net Impact

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include energy, fruit, aluminum and other raw materials. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity.

For the 12 weeks ended March 20, 2010, we recognized $46 million ($29 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

For the 12 weeks ended March 21, 2009, we recognized $62 million ($40 million after-tax or $0.03 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

2009 Restructuring and Impairment Charges

In the first quarter of 2009, we incurred charges of $25 million ($19 million after-tax or $0.01 per share) in conjunction with our Productivity for Growth program. The program included actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These initiatives were completed in the second quarter of 2009.

Gain on Previously Held Equity Interests

In the first quarter of 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests.

PBG/PAS Merger and Integration Charges

In the first quarter of 2010, we incurred merger and integration charges of $312 million related to our acquisitions of PBG and PAS, including $193 million recorded in the PAB segment, $1 million recorded in the Europe segment, $88 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. These charges are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, recorded in bottling equity income. In total, these charges had an after-tax impact of $261 million or $0.16 per share.

Inventory Fair Value Adjustments

In the first quarter of 2010, we recorded $281 million ($240 million after-tax or $0.15 per share) of incremental costs in cost of sales related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

Venezuela Currency Devaluation

As of the beginning of our 2010 fiscal year, we recorded a one-time $120 million net charge related to our change to hyperinflationary accounting for our Venezuelan businesses and the related devaluation of the bolivar. $129 million of this net charge was recorded in corporate unallocated expenses, with the balance (income of $9 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $120 million or $0.07 per share.

Asset Write-Off

In the first quarter of 2010, we recorded a $145 million charge ($92 million after-tax or $0.06 per share) related to a change in scope of one release in our ongoing migration to SAP software. This change was driven, in part, by a review of our North America systems strategy following our acquisitions of PBG and PAS. This change does not impact our overall commitment to continue our implementation of SAP across our global operations over the next few years.

Foundation Contribution

In the first quarter of 2010, we made a $100 million ($64 million after-tax or $0.04 per share) contribution to The PepsiCo Foundation, Inc., in order to fund charitable and social programs over the next several years. This contribution was recorded in corporate unallocated expenses.

Non-GAAP Measures

Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign currency. These measures are not in accordance with Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Management Operating Cash Flow.”

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended March 20, 2010, total servings increased slightly, as worldwide snacks increased 1% and worldwide beverages decreased 0.5%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report our international beverage volume on a monthly basis. Our first quarter includes beverage volume outside of North America for

January and February. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/20/10	3/21/09	Change
Total net revenue	$9,368	$8,263	13%

Operating profit
FLNA	$770	$697	10%
QFNA	153	175	(12)%
LAF	145	164	(12)%
PAB	73	425	(83)%
Europe	113	98	16%
AMEA	160	136	17%
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	46	62	(26)%
PBG/PAS merger and integration costs	(88)	–	n/m
Venezuela currency devaluation	(129)	–	n/m
Asset write-off	(145)	–	n/m
Foundation contribution	(100)	–	n/m
Other	(158)	(169)	(6)%

Total operating profit	$840	$1,588	(47)%

Total operating profit margin	9.0%	19.2%	(10.2)

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

On a reported basis, total operating profit decreased 47% and operating margin decreased 10.2 percentage points. These declines were primarily driven by items affecting comparability (see “Items Affecting Comparability”) which contributed 58 percentage points to the total operating profit decline and 9.9 percentage points to the total operating margin decline. These declines were partly offset by other corporate unallocated expenses which decreased 6%.

Other Consolidated Results

	12 Weeks Ended
	3/20/10	3/21/09	Change
Bottling equity income	$709	$25	$684
Interest expense, net	$(148)	$(98)	$(50)
Tax rate	(2.3)%	24.7%
Net income attributable to PepsiCo	$1,430	$1,135	26%
Net income attributable to PepsiCo per common share – diluted	$0.89	$0.72	23%
Mark-to-market net gains	(0.02)	(0.03)
2009 restructuring and impairment charges	–	0.01
Gain on previously held equity interests	(0.60)	–
PBG/PAS merger and integration charges	0.16	–
Inventory fair value adjustments	0.15	–
Venezuela currency devaluation	0.07	–
Asset write-off	0.06	–
Foundation contribution	0.04	–

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$0.76 **	$0.71 **	7%

Impact of foreign currency translation			1

Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*			8%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Bottling equity income increased $684 million, primarily reflecting the gain on our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net interest expense increased $50 million, primarily reflecting bridge and term financing costs in connection with our acquisitions of PBG and PAS, partially offset by lower average rates on our debt balances.

The reported tax rate decreased 27.0 percentage points compared to the prior year, primarily reflecting the impact of our acquisitions of PBG and PAS, which includes the reversal of deferred taxes attributable to our previously held equity interests in PBG and PAS, as well as the favorable resolution of certain tax matters in the quarter.

Net income attributable to PepsiCo increased 26% and net income attributable to PepsiCo per common share increased 23%. Items affecting comparability (see “Items Affecting Comparability”) increased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 16 percentage points.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information, see Our Divisions and Restructuring, Impairment and Integration Charges in the Notes to the Condensed Consolidated Financial Statements and “Items Affecting Comparability.”

Furthermore, in the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions”, except as otherwise noted, reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Net Revenue 12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
March 20, 2010	$3,067	$480	$983	$2,765	$993	$1,080	$9,368
March 21, 2009	$3,000	$485	$867	$2,088	$947	$876	$8,263
% Impact of:
Volume(a)	1%	(1)%	–%	*	(3.5)%	10%	*
Effective net pricing(b)	–	(2)	7	*	1	7	*
Foreign exchange	1	2	6	1	8	5	3
Acquisitions	–	–	0.5	*	–	1	*

% Change(c)	2%	(1)%	13%	32%	5%	23%	13%

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

*

It is impractical to separately determine and quantify the impact of our acquisitions of PBG and PAS from changes in our pre-existing beverage business since we now manage these businesses as an integrated system.

Frito-Lay North America

	12 Weeks Ended		% Change
	3/20/10	3/21/09
Net revenue	$3,067	$3,000	2

Impact of foreign currency translation			(1)

Net revenue growth, on a constant currency basis*			1

Operating profit	$770	$697	10
2009 restructuring and impairment charges	–	2

Operating profit, excluding above item*	$770	$699	10

Impact of foreign currency translation			(1)

Operating profit growth excluding above item, on a constant currency basis*			9

*	See “Non-GAAP Measures”

Net revenue grew 2% and pound volume increased 1%. The volume growth reflects high-single-digit growth in trademark Lay’s and double-digit growth in variety packs, partially offset by a high-single-digit decline in trademark Cheetos. Foreign currency increased net revenue growth by over 1 percentage point.

Operating profit grew 10%, reflecting lower commodity costs, primarily cooking oil, as well as the net revenue growth. Foreign currency increased operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended		% Change
	3/20/10	3/21/09
Net revenue	$480	$485	(1)

Impact of foreign currency translation			(2)

Net revenue growth, on a constant currency basis*			(3)

Operating profit	$153	$175	(12)
2009 restructuring and impairment charges	–	1

Operating profit, excluding above item*	$153	$176	(13)

Impact of foreign currency translation			(1)

Operating profit growth excluding above item, on a constant currency basis*			(14)

*	See “Non-GAAP Measures”

Net revenue declined 1% and volume declined 1%. The volume decline primarily reflects a mid-single-digit decline in ready-to-eat cereals and a low-single-digit decline in Oatmeal, partially offset by double-digit growth in trademark Roni. The net revenue performance also reflected almost 2 percentage points of favorable foreign currency which was offset by increased trade spending.

Operating profit declined 12%, primarily reflecting insurance settlement recoveries recorded in the prior year related to the Cedar Rapids flood, which negatively impacted operating profit performance by 10 percentage points. Foreign currency positively contributed 1 percentage point to the operating profit performance.

Latin America Foods

	12 Weeks Ended		% Change
	3/20/10	3/21/09
Net revenue	$983	$867	13

Impact of foreign currency translation			(6)

Net revenue growth, on a constant currency basis*			8 **

Operating profit	$145	$164	(12)
2009 restructuring and impairment charges	–	3

Operating profit, excluding above item*	$145	$167	(13)

Impact of foreign currency translation			8

Operating profit growth excluding above item, on a constant currency basis*			(5)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Volume grew 1%, reflecting a high-single-digit increase in Brazil and a slight increase at Gamesa in Mexico, partially offset by a low-single-digit decline at Sabritas in Mexico and a double-digit decline in Venezuela. Our acquisition of a snacks company in Peru in the prior year contributed nearly 1 percentage point to the volume growth.

Net revenue increased 13%, primarily reflecting favorable effective net pricing. Net revenue growth reflected 6 percentage points of favorable foreign currency, which was net of a 6-percentage-point unfavorable impact from Venezuela.

Operating profit declined 12%, primarily reflecting higher commodity costs, partially offset by the net revenue growth. Operating profit performance reflected 8 percentage points of unfavorable foreign currency, driven primarily by a 19-percentage-point unfavorable impact from Venezuela.

PepsiCo Americas Beverages

	12 Weeks Ended		% Change
	3/20/10	3/21/09
Net revenue	$2,765	$2,088	32

Impact of foreign currency translation			(1)

Net revenue growth, on a constant currency basis*			32 **

Operating profit	$73	$425	(83)
2009 restructuring and impairment charges	–	13
PBG/PAS merger and integration costs	193	–
Inventory fair value adjustments	281	–
Venezuela currency devaluation	(9)	–

Operating profit, excluding above items*	$538	$438	23

Impact of foreign currency translation			5

Operating profit growth excluding above items, on a constant currency basis*			28

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Volume decreased 4%, primarily reflecting North America volume declines, partially offset by the incremental volume related to our Dr Pepper Snapple Group (DPSG) manufacturing and distribution agreement, entered into in connection with our acquisitions of PBG and PAS, which positively contributed 2 percentage points to the volume performance. Excluding the impact of the incremental DPSG volume, North America volumes decreased 5.5%, driven by a 4% decline in CSD volume and a 7% decline in non-carbonated beverage volume. The non-carbonated beverage volume performance primarily reflected a double-digit decline in our base Aquafina water business and a high-single-digit decline in Gatorade sports drinks.

Net revenue increased 32%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. The net revenue growth reflected nearly 1 percentage point of favorable foreign currency, which was net of a 1-percentage-point unfavorable impact from Venezuela.

Operating profit decreased 83%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 23%, largely reflecting the incremental operating results from our acquisitions of PBG and PAS. Unfavorable foreign currency reduced operating profit performance by 5 percentage points, driven primarily by a 7-percentage-point unfavorable impact from Venezuela.

Europe

	12 Weeks Ended		% Change
	3/20/10	3/21/09
Net revenue	$993	$947	5

Impact of foreign currency translation			(8)

Net revenue growth, on a constant currency basis*			(3)

Operating profit	$113	$98	16
2009 restructuring and impairment charges	–	3
PBG/PAS merger and integration costs	1	–

Operating profit, excluding above items*	$114	$101	14

Impact of foreign currency translation			(10)

Operating profit growth excluding above items, on a constant currency basis*			4

*	See “Non-GAAP Measures”

Snacks volume declined 4%, reflecting continued macroeconomic challenges. Double-digit declines in Russia and Romania and a high-single-digit decline in Poland were partially offset by double-digit growth in Quaker in the United Kingdom and double-digit growth in France. Additionally, Walkers in the United Kingdom declined at a low-single-digit rate.

Beverage volume declined 4%. Double-digit-declines in Russia and the Ukraine, driven by continued category weakness, were partially offset by double-digit growth in Turkey and mid-single-digit growth in Germany.

Net revenue grew 5%, primarily reflecting favorable foreign currency which contributed 8 percentage points to the growth, partially offset by the volume declines.

Operating profit grew 16%, primarily reflecting favorable foreign currency which contributed 10 percentage points to the increase. In addition, lower commodity costs, the favorable impact of productivity initiatives and favorable effective net pricing were partially offset by the volume declines.

Asia, Middle East & Africa

	12 Weeks Ended		% Change
	3/20/10	3/21/09
Net revenue	$1,080	$876	23

Impact of foreign currency translation			(5)

Net revenue growth, on a constant currency basis*			18

Operating profit	$160	$136	17
2009 restructuring and impairment charges	–	3

Operating profit, excluding above item*	$160	$139	15

Impact of foreign currency translation			(3)

Operating profit growth excluding above item, on a constant currency basis*			12

*	See “Non-GAAP Measures”

Snacks volume grew 13%, reflecting broad-based increases driven by double-digit growth in India and China, partially offset by a high-single-digit decline in Australia. Additionally, the Middle East grew volume at a high-single-digit rate. Acquisitions contributed almost 3 percentage points to the snacks volume growth.

Beverage volume grew 10%, driven by double-digit growth in China and India, partially offset by a mid-single-digit decline in the Middle East. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 23%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed over 5 percentage points to the net revenue growth and acquisitions contributed over 1 percentage point.

Operating profit grew 17%, driven primarily by the net revenue growth. Favorable foreign currency contributed over 3 percentage points to the operating profit growth and acquisitions reduced operating profit growth by 2 percentage points.

Our Liquidity and Capital Resources

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

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of March 20, 2010, our operations in Venezuela comprised 5% of our cash and cash equivalents balance.

Operating Activities

During the 12 weeks in 2010, net cash provided by operating activities was $241 million, compared to net cash used of $266 million in the prior year period. The operating cash flow performance in the current year reflected a discretionary pension contribution of $600 million compared to a $1 billion contribution in the prior year period. Operating cash flow performance in 2010 was also impacted by a $100 million contribution to The PepsiCo Foundation, Inc., $85 million of payments for merger and integration costs related to our acquisitions of PBG and PAS and $26 million of payments for 2009 restructuring charges. Operating cash flow in the current year also benefited from net favorable working capital comparisons to the prior year. We expect net cash provided by operating activities to be about $8.3 billion in 2010.

Investing Activities

During the 12 weeks, net cash used for investing activities was $4.0 billion, primarily reflecting $2.8 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisitions of PBG and PAS, as well as $900 million of cash paid in connection with our manufacturing and distribution agreement with DPSG. Additionally, we used $0.3 billion for capital spending in the current year. We expect to invest about $3.6 billion in net capital spending in 2010.

Financing Activities

During the 12 weeks, net cash provided by financing activities was $3.9 billion, primarily reflecting proceeds from issuances of long-term debt of $4.2 billion in connection with our acquisitions of PBG and PAS. The return of operating cash flow to our shareholders through share repurchases and dividend payments of $1.4 billion was mostly offset by net proceeds from short-term borrowings of $1.0 billion and stock option proceeds of $0.3 billion.

In the first quarter of 2010, our Board of Directors approved a 7% increase in the annual dividend from $1.80 to $1.92 per share and authorized the repurchase of up to $15.0 billion of PepsiCo common stock through June 30, 2013. This authorization was in addition to our $8.0 billion repurchase program authorized by our Board of Directors and publicly announced on May 2, 2007 and expiring on June 30, 2010.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value, and it is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below), in evaluating management operating cash flow. We believe investors should consider these items in evaluating our 2010 and 2009 management operating cash flow results. The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our management operating cash flow excluding the impact of the items below.

	12 Weeks Ended
	3/20/10	3/21/09
Net cash provided by/(used for) operating activities	$241	$(266)
Capital spending	(274)	(298)
Sales of property, plant and equipment	16	8

Management operating cash flow	(17)	(556)
Discretionary pension contribution	600	1,000
Payments related to 2009 restructuring charges	26	124
PBG/PAS merger and integration payments	85	–
Foundation contribution	100	–

Management operating cash flow excluding above items	$794	$568

We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining short-term credit ratings that ensure appropriate financial flexibility and ready access to global and capital credit markets at favorable interest rates. However, see “Our Business Risks ” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 for certain factors that may impact our operating cash flows.

Credit Ratings

Our objective is to maintain short-term credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates. On February 24, 2010, Moody’s Investors Service (Moody’s) lowered the corporate credit rating of PepsiCo and its supported subsidiaries and the rating of PepsiCo’s senior unsecured long-term debt to Aa3 from Aa2. Moody’s rating for PepsiCo’s short-term indebtedness was confirmed at Prime-1 and the outlook is stable. Moody’s cited increased leverage resulting from our acquisitions of PBG and PAS, among other things, as the reason for the downgrade. On March 17, 2010, Standard & Poor’s Ratings Services (S&P) lowered PepsiCo’s corporate credit rating to A from A+ and lowered the rating of PepsiCo’s senior unsecured long-term debt to A- from A+. S&P’s rating for PepsiCo’s short-term indebtedness was confirmed at A-1 and the outlook is stable. S&P cited its expectation that our credit measures will remain below its expectations and its view that PepsiCo’s senior unsecured long-term debt is structurally subordinated to certain obligations of our operating subsidiaries, among other things, as the reasons for the downgrade.

In connection with our acquisitions of PBG and PAS, our subsidiary, Metro, assumed certain senior unsecured long-term indebtedness of PBG and PAS. See Debt Obligations in the Notes to the Condensed Consolidated Financial Statements for a description of such indebtedness. Moody’s currently rates the senior unsecured indebtedness Metro assumed from PBG at A2 (consisting of indebtedness guaranteed by Bottling Group, LLC), the senior unsecured indebtedness of Bottling Group, LLC at A2 and the senior unsecured indebtedness Metro assumed from PAS at Baa1, however such ratings remain under review and Moody’s has indicated it may withdraw such ratings. S&P currently rates such senior unsecured indebtedness at A.

PepsiCo has maintained investment grade ratings for over a decade. PepsiCo’s corporate credit rating, the rating of PepsiCo’s senior unsecured long-term debt and short-term indebtedness, the rating of the PBG and PAS senior unsecured long-term indebtedness assumed by Metro and the rating of senior unsecured long-term indebtedness of Bottling Group LLC are each considered investment grade.

See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Debt Obligations

See Debt Obligations in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 20, 2010, the related Condensed Consolidated Statements of Income, Cash Flows, Equity and Comprehensive Income for the twelve weeks ended March 20, 2010 and March 21, 2009. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 26, 2009, and the related Consolidated Statements of Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 26, 2009, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 23, 2010

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Financial Instruments in the Notes to the Condensed Consolidated Financial Statements. In addition, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

ITEM 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our assessment included the operations and related assets of PBG and PAS, which we acquired on February 26, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our first fiscal quarter of 2010, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

On November 15, 2006, the City of West Palm Beach instituted administrative proceedings alleging that the former PepsiAmericas, Inc. was not in compliance with the Industrial Discharge Permit, the IP Ordinances and certain other municipal and/or interlocal wastewater ordinances with regard to PepsiAmericas, Inc.’s biochemical oxygen demand, chemical oxygen demand and pH discharge levels in the wastewater generated by the manufacturing plant operated by PepsiAmericas, Inc. in Riviera Beach, FL. The City sought monetary sanctions in connection with the alleged violations. In the second quarter, Pepsi-Cola Metropolitan Bottling Company, Inc., the successor to PepsiAmericas, Inc., will pay a $123,500 fine in full settlement of these proceedings. The settlement also addresses future operations by establishing effluent levels for the plant which Pepsi-Cola Metropolitan Bottling Company, Inc. expects to comply with going forward.

On October 30, 2009, the Los Angeles Regional Water Quality Control Board (RWQCB) instituted proceedings alleging that discharges from a water treatment system operated by a contractor of Pneumo Abex LLC (Pneumo Abex) in Oxnard, CA, exceeded applicable permit and effluent (primarily copper and nickel) requirements and sought monetary sanctions in connection with such alleged violations. The water treatment system was part of the remediation of soil and ground water contamination at a former facility of Pneumo Abex. Pneumo Abex is a divested business of PepsiAmericas, Inc. In the first quarter, PepsiAmericas, Inc. paid a $147,000 fine to the RWQCB to settle these proceedings. Pepsi-Cola Metropolitan Bottling Company, Inc., the successor to PepsiAmericas, Inc., is investigating a new remedy for contamination at the site.

We and our subsidiaries are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the first quarter under the $8.0 billion repurchase program authorized by our Board of Directors and publicly announced on May 2, 2007, and expiring on June 30, 2010, is set forth in the table below. All such shares of common stock were repurchased pursuant to open market transactions.

On March 15, 2010 we publicly announced that our Board of Directors authorized the repurchase of up to $15.0 billion of PepsiCo common stock through June 30, 2013.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
2007 Repurchase Program
12/26/09				$6,355
12/27/09 – 1/23/10	–	$–	–	–

				6,355
1/24/10 – 2/20/10	–	–	–	–

				6,355
2/21/10 – 3/20/10	14.5	64.95	14.5	(940)

Total	14.5	64.95	14.5	5,415

2010 Repurchase Program				15,000
2/21/10 – 3/20/10	–	–	–	–

Total	–	–	–	15,000

Total Repurchase Programs	14.5	$64.95	14.5	$20,415

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the first quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/26/09
12/27/09 – 1/23/10	2,100	$305.44	N/A	N/A
1/24/10 – 2/20/10	–	–	N/A	N/A
2/21/10 – 3/20/10	2,100	330.10	N/A	N/A

Total	4,200	$317.77	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 55.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: April 23, 2010	/s/ Peter A. Bridgman
Peter A. Bridgman
Senior Vice President and Controller

Date: April 23, 2010	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General Counsel and Assistant Secretary (Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6

EXHIBITS

Exhibit 3.1

Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 (Registration No. 333-66632).

Exhibit 3.2	By-Laws of PepsiCo, Inc., as amended on February 5, 2010, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo’s Current Report on Form 8-K dated February 5, 2010.

Exhibit 4.1

PepsiCo, Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 4.2

First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Bank of New York Mellon to the Indenture dated March 8, 1999 between The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Chase Manhattan Bank, which is incorporated by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

Exhibit 4.3

Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291).

Exhibit 4.4

Second Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiAmericas, Inc. and The Bank New York Mellon Trust Company, N.A. to the Indenture dated as of January 15, 1993 between Whitman Corporation and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

Exhibit 4.5

First Supplemental Indenture, dated as of May 20, 1999, including the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to PepsiAmericas, Inc.’s Registration Statement on Form S-8 (Registration No. 333-64292) filed on December 29, 2005).

Exhibit 4.6	Form of PepsiAmericas, Inc. 7.625% Notes due 2015.

Exhibit 4.7	Form of PepsiAmericas, Inc. 7.29% Notes due 2026.

Exhibit 4.8	Form of PepsiAmericas, Inc. 7.44% Notes due 2026.

Exhibit 4.9	Form of PepsiAmericas, Inc. 4.50% Notes due 2013.

Exhibit 4.10

First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiAmericas, Inc. and Wells Fargo Bank, National Association to the Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

Exhibit 4.11

Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed on August 22, 2003.

Exhibit 4.12	Form of PepsiAmericas, Inc. 5.625% Notes due 2011, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K dated May 23, 2006.

Exhibit 4.13	Form of PepsiAmericas, Inc. 5.75% Notes due 2012, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K dated July 11, 2007.

Exhibit 4.14	Form of PepsiAmericas, Inc. 4.375% Notes due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K dated February 9, 2009.

Exhibit 4.15	Form of PepsiAmericas, Inc. 4.875% Notes due 2015.

Exhibit 4.16	Form of PepsiAmericas, Inc. 5.00% Notes due 2017.

Exhibit 4.17	Form of PepsiAmericas, Inc. 5.50% Notes due 2035.

Exhibit 4.18

Indenture dated as of November 15, 2002 among Bottling Group, LLC, as obligor, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to The Pepsi Bottling Group, Inc.’s Annual Report on Form 10-K for the year ended December 28, 2002.

Exhibit 4.19

Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

Exhibit 4.20

Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated October 2, 2003.

Exhibit 4.21

Form of Bottling Group, LLC 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated November 12, 2003.

Exhibit 4.22

Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

Exhibit 4.23

Form of Bottling Group, LLC 5.50% Senior Notes due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

Exhibit 4.24	Form of Bottling Group, LLC 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

Exhibit 4.25

Form of Bottling Group, LLC 5.125% Senior Notes due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated January 14, 2009.

Exhibit 10.1

PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.2

PBG 2002 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.3

PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.4

The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.5	PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.6	PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.7

Amendments to PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and The Pepsi Bottling Group, Inc. Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.8

Amendments to PBG 2004 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Directors’ Stock Plan and The Pepsi Bottling Group, Inc. Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.9

PepsiAmericas, Inc. 2000 Stock Incentive Plan (including Amendments No. 1, No. 2 and No. 3 thereto), which is incorporated herein by reference to Exhibit 99.9 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.10

Amendment No. 4 to PepsiAmericas, Inc. 2000 Stock Incentive Plan (effective February 18, 2010), which is incorporated herein by reference to Exhibit 99.10 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).

Exhibit 10.11	Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted February 18, 2010.

Exhibit 10.12	Amendment to the PepsiCo Pension Equalization Plan Document for the 409A Program, adopted February 18, 2010.

Exhibit 10.13	Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010.

Exhibit 10.14

Amendment No. 1, dated as of December 31, 2009, among PepsiAmericas, Inc., Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiCo, Inc., Citibank, N.A. and the lenders party thereto to the Five Year Credit Agreement dated as of June 6, 2006 among PepsiAmericas, Inc., the lenders party thereto, Citibank, N.A., as Agent, and the other agents party thereto, which is incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

Exhibit 10.15

Amendment No. 1, dated as of December 31, 2009, among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiCo, Inc., Citibank, N.A. and the lenders party thereto to the First Amended and Restated Credit Agreement dated as of October 19, 2007 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, the lenders party thereto, Citibank, N.A., as Agent, and the other agents party thereto, which is incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

Exhibit 10.16	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated April 16, 2010.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 20, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.