Form 10-Q
period 2010-06-12
PEPSICO INC
filed 2010-07-20
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 12, 2010 (24 weeks)

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

Number of shares of Common Stock outstanding as of July 9, 2010: 1,590,933,558

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/12/10	6/13/09	6/12/10	6/13/09
Net Revenue	$14,801	$10,592	$24,169	$18,855

Cost of sales	6,745	4,881	11,208	8,625
Selling, general and administrative expenses	5,563	3,507	9,612	6,428
Amortization of intangible assets	32	14	48	24

Operating Profit	2,461	2,190	3,301	3,778

Bottling equity income	9	119	718	144
Interest expense	(172)	(101)	(326)	(199)
Interest income	2	28	8	28

Income before income taxes	2,300	2,236	3,701	3,751

Provision for income taxes	687	568	654	942

Net income	1,613	1,668	3,047	2,809

Less: Net income attributable to noncontrolling interests	10	8	14	14

Net Income Attributable to PepsiCo	$1,603	$1,660	$3,033	$2,795

Net Income Attributable to PepsiCo per Common Share
Basic	$1.00	$1.06	$1.90	$1.79
Diluted	$0.98	$1.06	$1.87	$1.78

Cash Dividends Declared per Common Share	$0.48	$0.45	$0.93	$0.875

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/12/10	6/13/09
Operating Activities
Net income	$3,047	$2,809
Depreciation and amortization	969	685
Stock-based compensation expense	119	108
2009 restructuring and impairment charges	–	36
Cash payments for 2009 restructuring charges	(28)	(160)
PBG/PAS merger and integration costs	476	–
Cash payments for PBG/PAS merger and integration costs	(209)	–
Gain on previously held equity interests in PBG and PAS	(958)	–
Asset write-off	145	–
Non-cash foreign exchange loss related to Venezuela devaluation	120	–
Excess tax benefits from share-based payment arrangements	(47)	(8)
Pension and retiree medical plan contributions	(694)	(1,088)
Pension and retiree medical plan expenses	248	192
Bottling equity income, net of dividends	42	(101)
Deferred income taxes and other tax charges and credits	186	4
Change in accounts and notes receivable	(994)	(489)
Change in inventories	40	(384)
Change in prepaid expenses and other current assets	(139)	(124)
Change in accounts payable and other current liabilities	(55)	(505)
Change in income taxes payable	337	669
Other, net	(163)	(152)

Net Cash Provided by Operating Activities	2,442	1,492

Investing Activities
Capital spending	(968)	(735)
Sales of property, plant and equipment	37	26
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	(2,833)	–
Acquisition of manufacturing and distribution rights from Dr Pepper Snapple Group, Inc. (DPSG)	(900)	–
Other acquisitions and investments in noncontrolled affiliates	(34)	(120)
Divestitures	–	16
Short-term investments, by original maturity
More than three months – purchases	(6)	(23)
More than three months – maturities	15	34
Three months or less, net	(46)	6
Other investing, net	(10)	–

Net Cash Used for Investing Activities	(4,745)	(796)

Financing Activities
Proceeds from issuances of long-term debt	4,216	1,053
Payments of long-term debt	(26)	(151)
Short-term borrowings, by original maturity
More than three months – proceeds	31	33
More than three months – payments	(19)	(64)
Three months or less, net	3,329	(196)
Cash dividends paid	(1,451)	(1,331)
Share repurchases – common	(3,308)	–
Share repurchases – preferred	(2)	(3)
Proceeds from exercises of stock options	464	117
Excess tax benefits from share-based payment arrangements	47	8
Acquisition of noncontrolling interest in Lebedyansky from PBG	(159)	–
Other financing	(6)	–

Net Cash Provided by/(Used for) Financing Activities	3,116	(534)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(227)	(12)

Net Increase in Cash and Cash Equivalents	586	150
Cash and Cash Equivalents – Beginning of year	3,943	2,064

Cash and Cash Equivalents – End of period	$4,529	$2,214

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	$4,451	$–

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/12/10	12/26/09
Assets
Current Assets
Cash and cash equivalents	$4,529	$3,943

Short-term investments	225	192

Accounts and notes receivable, less allowance: 6/10 – $151, 12/09 – $90	6,880	4,624

Inventories
Raw materials	1,725	1,274
Work-in-process	252	165
Finished goods	1,553	1,179

	3,530	2,618

Prepaid expenses and other current assets	1,579	1,194

Total Current Assets	16,743	12,571
Property, Plant and Equipment	31,116	24,912
Accumulated Depreciation	(12,720)	(12,241)

	18,396	12,671

Amortizable Intangible Assets, net	2,080	841
Goodwill	13,605	6,534
Other Nonamortizable Intangible Assets	11,796	1,782

Nonamortizable Intangible Assets	25,401	8,316

Investments in Noncontrolled Affiliates	1,373	4,484
Other Assets	1,081	965

Total Assets	$65,074	$39,848

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/12/10	12/26/09
Liabilities and Equity
Current Liabilities
Short-term obligations	$4,493	$464
Accounts payable and other current liabilities	9,843	8,127
Income taxes payable	236	165

Total Current Liabilities	14,572	8,756

Long-term Debt Obligations	19,586	7,400

Other Liabilities	6,843	5,591

Deferred Income Taxes	4,159	659

Total Liabilities	45,160	22,406

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(147)	(145)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/10 – 1,865 shares, 12/09 – 1,782 shares	31	30
Capital in excess of par value	4,539	250
Retained earnings	35,328	33,805
Accumulated other comprehensive loss	(4,226)	(3,794)
Less: repurchased common stock, at cost:
6/10 – 272 shares, 12/09 – 217 shares	(15,940)	(13,383)

Total PepsiCo Common Shareholders’ Equity	19,732	16,908

Noncontrolling interests	288	638

Total Equity	19,914	17,442

Total Liabilities and Equity	$65,074	$39,848

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	24 Weeks Ended
	6/12/10		6/13/09
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(145)	(0.5)	(138)
Redemptions	–	(2)	–	(3)

Balance, end of period	(0.6)	(147)	(0.5)	(141)

Common Stock
Balance, beginning of year	1,782	30	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	83	1	–	–

Balance, end of period	1,865	31	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		250		351
Stock-based compensation expense		119		108
Stock option exercises/RSUs converted(a)		(321)		(158)
Withholding tax on RSUs converted		(55)		(32)
Equity issued in connection with our acquisitions of PBG and PAS		4,451		–
Other		95		–

Balance, end of period		4,539		269

Retained Earnings
Balance, beginning of year		33,805		30,638
Net income attributable to PepsiCo		3,033		2,795
Cash dividends declared – common		(1,510)		(1,362)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(6)		(5)
Other		7		–

Balance, end of period		35,328		32,065

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,794)		(4,694)
Currency translation adjustment		(581)		281
Cash flow hedges, net of tax:
Net derivative losses		(86)		(23)
Reclassification of derivative losses/(gains) to net income		23		(16)
Reclassification of pension and retiree medical losses to net income, net of tax		211		10
Unrealized gains on securities, net of tax		1		4

Balance, end of period		(4,226)		(4,438)

Repurchased Common Stock
Balance, beginning of year	(217)	(13,383)	(229)	(14,122)
Share repurchases	(52)	(3,370)	–	–
Stock option exercises	11	696	3	187
Other	(14)	117	1	86

Balance, end of period	(272)	(15,940)	(225)	(13,849)

Total Common Shareholders’ Equity		19,732		14,077

Noncontrolling Interests
Balance, beginning of year		638		476
Net income attributable to noncontrolling interests		14		14
Distributions to noncontrolling interests, net		(350)		–
Currency translation adjustment		(14)		(62)
Other, net		–		4

Balance, end of period		288		432

Total Equity		$19,914		$14,409

(a)	Includes total tax benefit/(shortfall) of $30 million in 2010 and $(1) million in 2009.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/12/10	6/13/09	6/12/10	6/13/09
Net Income	$1,613	$1,668	$3,047	$2,809

Other Comprehensive Income
Currency translation adjustment	(700)	1,324	(595)	219
Reclassification of pension and retiree medical losses/(gains) to net income, net of tax	75	(15)	211	10
Cash flow hedges, net of tax:
Net derivative losses	(38)	(14)	(86)	(23)
Reclassification of derivative losses/(gains) to net income	5	(19)	23	(16)
Unrealized gains on securities, net of tax	2	9	1	4

	(656)	1,285	(446)	194

Comprehensive Income	957	2,953	2,601	3,003
Comprehensive (income)/loss attributable to noncontrolling interests	(11)	(33)	–	48

Comprehensive Income Attributable to PepsiCo	$946	$2,920	$2,601	$3,051

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 12, 2010, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 12, 2010 and June 13, 2009, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 12, 2010 and June 13, 2009 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the full year.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our second quarter results.

On February 26, 2010, we completed our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS). The results of the acquired companies in the U.S. and Canada are reflected in our condensed consolidated results as of the acquisition date, and the international results of the acquired companies have been reported as of the beginning of our second quarter 2010, consistent with our monthly international reporting calendar. The results of the acquired companies in the U.S., Canada and Mexico are reported within our PAB segment, and the results of the acquired companies in Europe, including Russia, are reported within our Europe segment. Prior to our acquisitions of PBG and PAS, we recorded our share of equity income or loss from the acquired companies in bottling equity income in our income statement. Subsequent to our acquisitions of PBG and PAS, we continue to record our share of equity income or loss from Pepsi Bottling Ventures LLC in bottling equity income and our share of income or loss from other noncontrolled affiliates as a component of selling, general and administrative expenses. Additionally, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million, comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. See also Acquisitions of PBG and PAS and “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Divisions

We are organized into four business units, as follows:

1.

PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

2.	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages Americas and Pepsi Beverages Company;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units comprise six reportable segments (referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		24 Weeks Ended
	6/12/10	6/13/09	6/12/10	6/13/09
Net Revenue
FLNA	$3,195	$3,138	$6,262	$6,138
QFNA	379	396	859	881
LAF	1,538	1,378	2,521	2,245
PAB(a)	5,548	2,618	8,313	4,706
Europe(a)	2,416	1,642	3,409	2,589
AMEA	1,725	1,420	2,805	2,296

	$14,801	$10,592	$24,169	$18,855

	12 Weeks Ended		24 Weeks Ended
	6/12/10	6/13/09	6/12/10	6/13/09

Operating Profit
FLNA	$845	$783	$1,615	$1,480
QFNA	114	132	267	307
LAF	233	240	378	404
PAB(a)	952	618	1,025	1,043
Europe(a)	266	257	379	355
AMEA	277	237	437	373

Total division	2,687	2,267	4,101	3,962
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	(4)	100	42	162
PBG/PAS merger and integration costs	(24)	–	(112)	–
Venezuela currency devaluation	–	–	(129)	–
Asset write-off	–	–	(145)	–
Foundation contribution	–	–	(100)	–
Other	(198)	(177)	(356)	(346)

	$2,461	$2,190	$3,301	$3,778

(a)	Changes in 2010 relate primarily to our acquisitions of PBG and PAS.

	Total Assets
	6/12/10	12/26/09
FLNA	$6,391	$6,337
QFNA	931	997
LAF	3,503	3,575
PAB(a)	32,227	7,670
Europe(a)	12,522	9,321
AMEA	5,294	4,937

Total division	60,868	32,837
Corporate	3,967	3,933
Investments in bottling affiliates(a)	239	3,078

	$65,074	$39,848

(a)	Changes in 2010 relate primarily to our acquisitions of PBG and PAS.

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

Preliminary Estimates of Acquisition Date Fair Value
Inventory	$1,007
Property, plant and equipment	6,230
Amortizable intangible assets	1,313
Nonamortizable intangible assets, primarily reacquired franchise rights	9,286
Other current assets and current liabilities(a)	774
Other noncurrent assets	280
Debt obligations	(8,814)
Pension and retiree medical benefits	(962)
Other noncurrent liabilities	(610)
Deferred income taxes	(3,494)

Total identifiable net assets	5,010
Goodwill	7,229

Subtotal	12,239
Fair value of acquisition of noncontrolling interest	317

Total purchase price	$12,556

(a)	Includes cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current liabilities.

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

In connection with our acquisitions of PBG and PAS, we reacquired certain franchise rights which had previously provided PBG and PAS with the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. Reacquired franchise rights totaling $8.2 billion were assigned a perpetual life and are, therefore, not amortizable. Amortizable acquired franchise rights of $1 billion have weighted-average estimated useful lives of 49 years. Other amortizable intangible assets, primarily customer relationships, have weighted-average estimated useful lives of 20 years.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. See Restructuring, Impairment and Integration Charges for details on the expenses incurred during the 12 and 24 weeks ended June 12, 2010.

The following table presents unaudited consolidated pro forma financial information as if the closing of our acquisitions of PBG and PAS had occurred on December 27, 2009 for purposes of the financial information presented for the 12 weeks ended June 12, 2010; and as if the closing of our acquisitions of PBG and PAS had occurred on December 28, 2008 for purposes of the financial information presented for the 12 and 24 weeks ended June 13, 2009.

	(unaudited)
	12 Weeks Ended	24 Weeks Ended
	6/13/09	6/12/10		6/13/09
Net Revenue	$14,307	$25,913		$25,390
Net Income Attributable to PepsiCo	$1,903	$2,569	(a)	$3,103
Net Income Attributable to PepsiCo per Common Share – Diluted	$1.16	$1.56	(a)	$1.89

(a)	Includes PBG/PAS merger and integration costs, inventory fair value adjustments and the gain on previously held equity interests.

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

Intangible Assets

	6/12/10	12/26/09
Amortizable intangible assets, net
Acquired franchise rights	$966	$–
Reacquired franchise rights	120	–
Brands	1,430	1,465
Other identifiable intangibles	720	505

	3,236	1,970
Accumulated amortization	(1,156)	(1,129)

	$2,080	$841

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/26/09	Acquisitions	Translation and Other		Balance 6/12/10
FLNA
Goodwill	$306	$–	$2		$308
Brands	30	–	–		30

	336	–	2		338

QFNA
Goodwill	175	–	–		175

LAF
Goodwill	479	–	(2)		477
Brands	136	–	3		139

	615	–	1		616

PAB(a)
Goodwill	2,431	6,480	8		8,919
Reacquired franchise rights	–	7,507	21		7,528
Acquired franchise rights	–	585	902	(b )	1,487
Brands	112	36	(2)		146

	2,543	14,608	929		18,080

Europe(a)
Goodwill	2,624	749	(223)		3,150
Reacquired franchise rights	–	691	(48)		643
Acquired franchise rights	–	475	(38)		437
Brands	1,378	–	(117)		1,261

	4,002	1,915	(426)		5,491

AMEA
Goodwill	519	84	(27)		576
Brands	126	8	(9)		125

	645	92	(36)		701

Total goodwill	6,534	7,313	(242)		13,605
Total reacquired franchise rights	–	8,198	(27)		8,171
Acquired franchise rights	–	1,060	864		1,924
Total brands	1,782	44	(125)		1,701

	$8,316	$16,615	$470		$25,401

(a)	Net increases in 2010 relate primarily to our acquisitions of PBG and PAS.

(b)	Includes $900 million related to our upfront payment to Dr Pepper Snapple Group (DPSG) to manufacture and distribute Dr Pepper and certain other DPSG products.

Stock-Based Compensation

In connection with our acquisition of PBG, we issued 13.4 million stock options and 2.7 million RSUs at weighted-average grant prices of $42.89 and $62.30, respectively, to replace previously held PBG equity awards. In connection with our acquisition of PAS, we issued 0.4 million stock options at a weighted-average grant price of $31.72 to replace previously held PAS equity awards. Our equity issuances included 8.3 million stock options and 0.6 million RSUs which were vested at the acquisition date and were included in the purchase price consideration. The remaining 5.5 million stock options and 2.1 million RSUs issued are unvested and are being amortized over their remaining vesting period, up to 3 years.

For the 12 weeks ended June 12, 2010, we recognized stock-based compensation expense of $85 million ($72 million recorded as stock-based compensation expense and $13 million included in PBG/PAS merger and integration charges). Of the $85 million, $21 million was related to the unvested acquisition-related grants described above. For the 24 weeks ended June 12, 2010, we recognized stock-based compensation expense of $159 million ($119 million recorded as stock-based compensation expense and $40 million included in PBG/PAS merger and integration charges). Of the $159 million, $53 million was related to the unvested acquisition-related grants described above. For the 12 and 24 ended June 13, 2009, we recognized stock-based compensation expense of $54 million and $108 million, respectively.

In connection with our acquisitions of PBG and PAS, The Compensation Committee of PepsiCo’s Board of Directors elected to delay the annual equity award grant from the first quarter of 2010 to the second quarter of 2010, in order to ensure that all eligible employees receive grants on the same date and at the same market price. For the 12 and 24 weeks ended June 12, 2010, we granted 12.0 million stock options and 4.6 million RSUs at weighted-average grant prices of $66.50 and $66.46, respectively, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/12/10	6/13/09
Expected life	5 yrs.	6 yrs.
Risk free interest rate	2.3%	2.8%
Expected volatility( a)	17%	17%
Expected dividend yield	2.8%	3.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

In connection with our acquisitions of PBG and PAS, we assumed sponsorship of pension and retiree medical plans that provide defined benefits to U.S. and certain international employees. As of the acquisition date, we preliminarily estimated and recorded the following assets and liabilities for these plans and recorded the net funded status:

	Pension		Retiree Medical
	U.S.	International
Fair value of plan assets	$1,633	$52	$–
Projected benefit liability	2,161	90	396

Funded status	$(528)	$(38)	$(396)

The components of net periodic benefit cost for pension and retiree medical plans (including, in 2010, the preliminary estimate of the impact of our acquisitions of PBG and PAS) are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/12/10	6/13/09	6/12/10	6/13/09	6/12/10	6/13/09
	U.S.		International
Service cost	$69	$55	$19	$11	$14	$10
Interest cost	120	86	26	19	23	19
Expected return on plan assets	(150)	(106)	(31)	(24)	–	–
Amortization of prior service cost/(benefit)	2	2	1	–	(4)	(4)
Amortization of experience loss	25	26	6	2	1	2

	66	63	21	8	34	27

Special termination benefits	15	–	–	–	1	–
Curtailment gain	(2)	(2)	–	–	–	–

Total expense	$79	$61	$21	$8	$35	$27

	24 Weeks Ended
	Pension				Retiree Medical
	6/12/10	6/13/09	6/12/10	6/13/09	6/12/10	6/13/09
	U.S.		International
Service cost	$130	$110	$33	$19	$26	$20
Interest cost	218	172	44	33	43	38
Expected return on plan assets	(275)	(213)	(53)	(42)	–	–
Amortization of prior service cost/(benefit)	5	5	1	1	(8)	(8)
Amortization of experience loss	50	51	10	3	2	5

	128	125	35	14	63	55

Special termination benefits	23	–	–	–	1	–
Curtailment gain	(2)	(2)	–	–	–	–

Total expense	$149	$123	$35	$14	$64	$55

In 2010, we expect to make total pension contributions of approximately $1.3 billion with up to approximately $1.2 billion expected to be discretionary. Our cash payments for retiree medical benefits are estimated to be approximately $100 million in 2010.

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	6/12/10	12/26/09
Balance, beginning of year	$1,731	$1,711
Additions for tax positions related to the current year	89	238
Additions for tax positions from prior years	417	79
Reductions for tax positions from prior years	(386)	(236)
Settlement payments	–	(64)
Statute of limitations expiration	(1)	(4)
Translation and other	(6)	7

Balance, end of period	$1,844 (a)	$1,731

(a)	Includes a preliminary estimate of amounts related to our acquisitions of PBG and PAS.

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/12/10		6/13/09
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,603		$1,660
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(1)		(1)

Net income available for PepsiCo common shareholders	$1,601	1,608	$1,658	1,557

Basic net income attributable to PepsiCo per common share	$1.00		$1.06

Net income available for PepsiCo common shareholders	$1,601	1,608	$1,658	1,557
Dilutive securities:
Stock options and RSUs(b)	–	25	–	14
ESOP convertible preferred stock	2	1	2	1

Diluted	$1,603	1,634	$1,660	1,572

Diluted net income attributable to PepsiCo per common share	$0.98		$1.06

	24 Weeks Ended
	6/12/10		6/13/09
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$3,033		$2,795
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(2)		(2)

Net income available for PepsiCo common shareholders	$3,030	1,595	$2,792	1,556

Basic net income attributable to PepsiCo per common share	$1.90		$1.79

Net income available for PepsiCo common shareholders	$3,030	1,595	$2,792	1,556
Dilutive securities:
Stock options and RSUs(b)	–	24	–	14
ESOP convertible preferred stock	3	1	3	1

Diluted	$3,033	1,620	$2,795	1,571

Diluted net income attributable to PepsiCo per common share	$1.87		$1.78

(a)	Weighted-average common shares outstanding.

(b)

Options to purchase 22.9 million and 21.8 million shares, respectively, for the 12 and 24 weeks in 2010 were not included in the calculation of earnings per share because these options were out-of-the money. These out-of-the money options had average exercise prices of $67.60 and $67.33, respectively. Options to purchase 54.9 million and 55.1 million shares, respectively, for the 12 and 24 weeks in 2009 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 24 weeks in 2009 had average exercise prices of $59.41 and $59.42, respectively.

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

On February 26, 2010, in connection with the transactions contemplated by the PBG Merger Agreement, Metro, PBG, Bottling Group, LLC and The Bank of New York Mellon (as successor to The Chase Manhattan Bank) (the PBG Trustee) entered into a First Supplemental Indenture (the PBG Supplemental Indenture) to the Indenture dated March 8, 1999 (the PBG Indenture) between PBG, Bottling Group, LLC and the PBG Trustee. Pursuant to the PBG Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 7.00% Senior Notes due March 1, 2029 (the 7.00% Notes) under the PBG Indenture. As of June 12, 2010, the outstanding principal amount of the 7.00% Notes was approximately $1 billion. The 7.00% Notes are guaranteed by Bottling Group, LLC.

On February 26, 2010, in connection with the transactions contemplated by the PAS Merger Agreement, Metro, PAS and The Bank New York Mellon Trust Company, N.A. (as ultimate successor in interest to The First National Bank of Chicago) (the PAS IL Trustee) entered into a Second Supplemental Indenture (the PAS IL Supplemental Indenture) to the Indenture dated January 15, 1993 (the PAS IL Indenture) between PAS and the PAS IL Trustee. Pursuant to the PAS IL Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 7.625% Notes due 2015 (the 7.625% Notes), the 7.29% Notes due 2026 (the 7.29% Notes), the 7.44% Notes due 2026 (the 7.44% Notes) and the 4.50% Notes due 2013 (the 4.50% Notes) under the PAS IL Indenture. As of June 12, 2010, the outstanding principal amount of the 7.625% Notes was approximately $9 million, the outstanding principal amount of the 7.29% Notes was approximately $100 million, the outstanding principal amount of the 7.44% Notes was approximately $25 million and the outstanding principal amount of the 4.50% Notes was approximately $150 million.

On February 26, 2010, also in connection with the transactions contemplated by the PAS Merger Agreement, Metro, PAS and Wells Fargo Bank, National Association (the PAS MN Trustee, formerly known as Wells Fargo Bank Minnesota, National Association) entered into a First Supplemental Indenture (the PAS MN Supplemental Indenture) to the Indenture dated August 15, 2003 (the PAS MN Indenture) between PAS and the PAS MN Trustee. Pursuant to the PAS MN Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 5.625% Notes due 2011 (the 5.625% Notes), the 5.75% Notes due 2012 (the 5.75% Notes), the 4.375% Notes due 2014 (the 4.375% Notes), the 4.875% Notes due 2015 (the 4.875% Notes), the 5.00% Notes due 2017 (the 5.00% Notes) and the 5.50% Notes due 2035 (the 5.50% Notes) under the PAS MN Indenture. As of June 12, 2010, the outstanding principal amount of the 5.625% Notes was approximately $250 million, the outstanding principal amount of the 5.75% Notes was approximately $300 million, the outstanding principal amount of the 4.375% Notes was approximately $350 million, the outstanding principal amount of the 4.875% Notes was approximately $300 million, the outstanding principal amount of the 5.00% Notes was approximately $250 million and the outstanding principal amount of the 5.50% Notes was approximately $250 million.

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

As of June 12, 2010, the long-term debt acquired from our anchor bottlers (including debt previously issued by PBG, Bottling Group, LLC and PAS) in connection with our acquisitions of PBG and PAS has a total face value of approximately $7.5 billion (fair value of $8.6 billion) with a weighted-average stated interest rate of 5.7%. This acquired debt has a remaining weighted-average maturity of 7.2 years. See also Acquisitions of PBG and PAS.

As previously disclosed, we entered into amendments to PBG’s revolving credit facility (the Amended PBG Credit Facility) and PAS’s revolving credit facility (the Amended PAS Credit Facility) and these amendments became effective on February 26, 2010. Under the Amended PBG Credit Facility, Metro is able to borrow up to $1,080 million from time to time. Borrowings under the Amended PBG Credit Facility, which expires in October 2012, are guaranteed by PepsiCo. The Amended PBG Credit Facility was unused as of June 12, 2010. Under the Amended PAS Credit Facility as of June 12, 2010, Metro is able to borrow up to $540 million from time to time. Borrowings under the Amended PAS Credit Facility, which is due to expire in June 2011, are guaranteed by PepsiCo. The Amended PAS Credit Facility was unused as of June 12, 2010 and subsequently terminated on June 16, 2010.

As of June 12, 2010, short-term obligations totaled $4.5 billion, of which $3.5 billion was comprised of commercial paper.

Subsequent to the end of the second quarter of 2010, on June 16, 2010, we entered into a new 364-day unsecured revolving credit agreement which enables us to borrow up to $2,575 million, subject to customary terms and conditions, and expires in June 2011. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2012. This agreement replaces a $1,975 million 364-day unsecured revolving credit agreement and the $540 million Amended PAS Credit Facility. Funds borrowed under this new agreement may be used for general corporate purposes, including but not limited to repayment of our outstanding commercial paper, working capital, capital investments and/or acquisitions. This agreement is in addition to our existing $3,080 million unsecured revolving credit agreement which expires in 2012. Our lines of credit remain unused as of June 12, 2010.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	2015 and beyond
Long-term debt obligations(b)	$19,586	$–	$3,748	$4,525	$11,313
Interest on debt obligations(c)	7,178	439	1,540	1,209	3,990
Operating leases	1,452	226	507	291	428
Purchasing commitments	2,656	495	1,308	608	245
Marketing commitments	727	112	351	92	172

	$31,599	$1,272	$7,454	$6,725	$16,148

(a)

Reflects non-cancelable commitments as of June 12, 2010 based on foreign exchange rates in effect at that time and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)	Excludes current maturities of long-term debt obligations of $358 million. Includes $60 million of principal and accrued interest related to our zero coupon notes.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of June 12, 2010.

As of June 12, 2010, our total long-term contractual commitments totaled $31.6 billion, an increase of $17.9 billion from December 26, 2009. This increase is substantially due to the assumption of PBG’s and PAS’s outstanding debt, the issuance of new debt to finance our acquisitions of PBG and PAS, and the associated interest on debt.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for packaging materials, oranges and orange juice, and cooking oil. Non-cancelable marketing commitments are primarily for sports marketing. See Pension and Retiree Medical Benefits regarding our pension and retiree medical obligations.

Restructuring, Impairment and Integration Charges

In the 12 weeks ended June 12, 2010, we incurred merger and integration charges of $155 million related to our acquisitions of PBG and PAS, including $103 million recorded in the PAB segment, $28 million recorded in the Europe segment and $24 million recorded in corporate unallocated expenses. In the 24 weeks ended June 12, 2010, we incurred merger and integration charges of $467 million related to our acquisitions of PBG and PAS, including $296 million recorded in the PAB segment, $29 million recorded in the Europe segment, $112 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. All of these charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. These charges are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, in the first quarter of 2010, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011. In total, these charges had an after-tax impact of $119 million ($0.07 per share) and $380 million ($0.23 per share) for the 12 and 24 weeks ended June 12, 2010, respectively. In the second half of 2009, we incurred $50 million of charges related to the merger of PBG and PAS, of which substantially all was paid in 2009.

In the 12 and 24 weeks ended June 13, 2009, we incurred charges of $11 million ($10 million after-tax or $0.01 per share) and $36 million ($29 million after-tax or $0.02 per share), respectively, in conjunction with our Productivity for Growth program. Our Productivity for Growth program was completed in the first half of 2009. These charges were recorded in selling, general and administrative expenses. The program included actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. Substantially all cash payments related to these charges are expected to be paid by the end of 2010.

A summary of our merger and integration activity in 2010 is as follows:

	Severance and Other Employee Costs(a)	Asset Impairment	Other Costs	Total
2010 merger and integration charges	$185	$113	$178	$476
Cash payments	(32)	–	(177)	(209)
Non-cash charges	(59)	(113)	13	(159)

Liability as of June 12, 2010	$94	$–	$14	$108

(a)	Primarily reflects termination costs for approximately 990 employees.

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas, diesel fuel and aluminum. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $38 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $587 million as of June 12, 2010 and $214 million as of June 13, 2009. These contracts resulted in net unrealized losses of $15 million as of June 12, 2010 and $61 million as of June 13, 2009.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $246 million as of June 12, 2010 and $429 million as of June 13, 2009. These contracts resulted in net losses of $14 million as of June 12, 2010 and $151 million as of June 13, 2009.

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

Our foreign currency derivatives had a total face value of $1.3 billion as of June 12, 2010 and June 13, 2009. The contracts that qualify for hedge accounting resulted in net unrealized gains of $5 million as of June 12, 2010 and $12 million as of June 13, 2009. During the next 12 months, we expect to reclassify a net gain of $1 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in net gains of $6 million as of June 12, 2010 and net losses of $29 million as of June 13, 2009. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

The notional amounts of the interest rate derivative instruments outstanding as of June 12, 2010 and June 13, 2009 were $8.6 billion and $3.75 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $6 million related to these hedges from accumulated other comprehensive loss into net income.

Subsequent to the end of the second quarter of 2010, we executed interest rate derivative instruments with an aggregate notional value of $500 million in various maturities to hedge forecasted treasury transactions.

At June 12, 2010, approximately 47% of total debt (including indebtedness acquired in our acquisitions of PBG and PAS), after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 57% as of December 26, 2009. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Fair Value Measurements

The fair values of our financial assets and liabilities are categorized as follows:

	June 12, 2010
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$79	$79	$–	$–
Short-term investments – index funds(c)	$144	$144	$–	$–

Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$24	$–	$24	$–
Interest rate derivatives(e)	268	–	268	–
Prepaid forward contracts(f)	61	–	61	–
Commodity contracts – other(g)	37	–	37	–

	$390	$–	$390	$–

Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$12	$–	$12	$–
Interest rate derivatives(e)	7	–	7	–
Commodity contracts – other(g)	5	–	5	–

	$24	$–	$24	$–

Total asset derivatives at fair value	$414	$–	$414	$–

Total assets at fair value	$637	$223	$414	$–

Liabilities(a)
Deferred compensation(h)	$554	$144	$410	$–

Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$19	$–	$19	$–
Interest rate derivatives(e)	27	–	27	–
Commodity contracts – other(g)	27	–	27	–
Commodity contracts – futures(i)	26	26	–	–

	$99	$26	$73	$–

Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$6	$–	$6	$–
Interest rate derivatives(e)	48	–	48	–
Commodity contracts – other(g)	19	–	19	–
Commodity contracts – futures(i)	1	1	–	–

	$74	$1	$73	$–

Total liability derivatives at fair value	$173	$27	$146	$–

Total liabilities at fair value	$727	$171	$556	$–

(a)

Financial assets are classified on our balance sheet within other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet within other current liabilities and other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based primarily on the price of our common stock.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

(i)	Based on average prices on futures exchanges.

The fair value of our debt obligations as of June 12, 2010 was $25.8 billion, based upon prices of similar instruments in the marketplace.

	June 13, 2009
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$48	$48	$–	$–
Short-term investments – index funds(c)	$101	$101	$–	$–

Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$38	$–	$38	$–
Interest rate swaps(e)	127	–	127	–
Prepaid forward contracts(f)	41	–	41	–
Commodity contracts – other(g)	5	–	5	–

	$211	$–	$211	$–

Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$6	$–	$6	$–
Commodity contracts – other(g)	8	–	8	–

	$14	$–	$14	$–

Total asset derivatives at fair value	$225	$–	$225	$–

Total assets at fair value	$374	$149	$225	$–

Liabilities(a)
Deferred compensation(h)	$442	$103	$339	$–

Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$26	$–	$26	$–
Interest rate swaps(e)	18	–	18	–
Commodity contracts – other(g)	22	–	22	–
Commodity contracts – futures(i)	44	44	–	–

	$110	$44	$66	$–

Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$35	$–	$35	$–
Commodity contracts – other(g)	133	–	133	–
Commodity contracts – futures(i)	27	27	–	–

	$195	$27	$168	$–

Total liability derivatives at fair value	$305	$71	$234	$–

Total liabilities at fair value	$747	$174	$573	$–

(a)	Financial assets are classified on our balance sheet as other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet as other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based primarily on the price of our common stock.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on the fair value of investments corresponding to employees’ investment elections.

(i)	Based on average prices on futures exchanges.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	12 Weeks Ended June 12, 2010
	(Gains)/Losses Recognized in Income Statement	(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss	Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a )	$(11)
Interest rate derivatives(b )	(70)
Prepaid forward contracts(a )	3
Commodity contracts(a)	3

Total	$(75)

Cash Flow Hedges
Forward exchange contracts(c )		$(21)	$11
Commodity contracts(c)		70	–
Interest rate derivatives(b )		23	–

Total		$72	$11

	24 Weeks Ended June 12, 2010
	(Gains)/Losses Recognized in Income Statement	(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss	Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a )	$(5)
Interest rate derivatives(b )	(60)
Prepaid forward contracts(a )	(15)
Commodity contracts(a)	(43)

Total	$(123)

Cash Flow Hedges
Forward exchange contracts(c )		$(8)	$22
Commodity contracts(c)		58	16
Interest rate derivatives(b )		36	–

Total		$86	$38

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

	12 Weeks Ended June 13, 2009
	(Gains)/Losses Recognized in Income Statement	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a )	$(39)
Commodity contracts(a)	(100)
Interest rate swaps(b )	198
Prepaid forward contracts(a )	(3)

Total	$56

Cash Flow Hedges
Forward exchange contracts(c )		$51	$(30)
Commodity contracts(c)		(27)	7

Total		$24	$(23)

	24 Weeks Ended June 13, 2009
	Losses/(Gains) Recognized in Income Statement	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a )	$1
Commodity contracts(a)	(162)
Interest rate swaps(b )	264

Total	$103

Cash Flow Hedges
Forward exchange contracts(c )		$51	$(52)
Commodity contracts(c)		(6)	33

Total		$45	$(19)

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

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

In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA required us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we recorded a one-time related tax charge of $41 million in the second quarter of 2010. We are currently evaluating the longer-term impacts of this new legislation.

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

Our operations outside of the United States generate approximately 45% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended June 12, 2010, favorable foreign currency contributed 2.5 percentage points to net revenue growth, primarily due to appreciation of the Mexican peso, Brazilian real and Canadian dollar, partially offset by depreciation of the Venezuelan bolivar fuerte (bolivar). During the 24 weeks ended June 12, 2010, favorable foreign currency contributed nearly 3 percentage points to net revenue growth, primarily due to appreciation of the Mexican peso, Canadian dollar and Brazilian real, partially offset by depreciation of the Venezuelan bolivar. Currency declines against the U.S. dollar which are not offset could adversely impact our future results. At June 12, 2010, we estimate that an unfavorable 10% change in the exchange rates would have decreased our net unrealized gains on outstanding foreign currency derivatives by $101 million.

In addition, we continue to use the official exchange rate to remeasure the financial statements of our snack and beverage businesses in Venezuela. We use the official rate as we currently intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses are reported under hyperinflationary accounting. This determination was made based upon Venezuela’s National Consumer Price Index (NCPI) which indicated cumulative inflation in Venezuela in excess of 100% for the three-year period ended November 30, 2009. Consequently, the functional currency of our Venezuelan entities changed from the bolivar to the U.S. dollar. Effective January 11, 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per dollar to 4.3 bolivars per dollar; however, certain activities are permitted to access an exchange rate of 2.6 bolivars per dollar. Effective June 2010, the Central Bank of Venezuela began accepting and approving applications, under certain conditions, for non-CADIVI exchange transactions at the weighted-average implicit exchange rate obtained from the Transaction System for Foreign Currency Denominated Securities (“SITME”). As of June 12, 2010, this rate was 5.3 bolivars per dollar. In 2010, we expect that the majority of our transactions will be remeasured at the 4.3 exchange rate, and as a result of the change to hyperinflationary accounting and the devaluation of the bolivar, we recorded a one-time net charge of $120 million in the first quarter of 2010. In the 12 and 24 weeks ended June 12, 2010, our operations in Venezuela generated less than 1% of our net revenue.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. The potential change in fair value of commodity derivative instruments that qualify for hedge accounting, assuming a 10% decrease in the underlying commodity price at June 12, 2010, would have increased our net unrealized losses as of June 12, 2010 by $58 million. The potential change in fair value of commodity derivative instruments that do not qualify for hedge accounting, assuming a 10% decrease in the underlying commodity price at June 12, 2010, would have increased our net losses as of June 12, 2010 by $23 million.

See Financial Instruments in the Notes to the Condensed Consolidated Financial Statements for further discussion of our derivative instruments, including their fair values as of June 12, 2010 and June 13, 2009. Assuming variable rate debt and investment levels as of June 12, 2010, a 1-percentage-point increase in interest rates would have increased full-year net interest expense by $66 million.

Cautionary statements included in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended			24 Weeks Ended
	6/12/10		6/13/09	6/12/10	6/13/09
Operating profit
Mark-to-market net (losses)/gains		$(4)	$100	$42	$162
2009 restructuring and impairment charges		$–	$(11)	$–	$(36)
PBG/PAS merger and integration charges		$(155)	$–	$(437)	$–
Inventory fair value adjustments		$(76)	$–	$(357)	$–
Venezuela currency devaluation		$–	$–	$(120)	$–
Asset write-off		$–	$–	$(145)	$–
Foundation contribution		$–	$–	$(100)	$–
Bottling equity income
Gain on previously held equity interests		$–	$–	$735	$–
PBG/PAS merger and integration charges		$–	$–	$(9)	$–
Interest expense
PBG/PAS merger and integration costs		$–	$–	$(30)	$–
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains		$(3)	$65	$26	$105
2009 restructuring and impairment charges		$–	$(10)	$–	$(29)
Gain on previously held equity interests		$–	$–	$958	$–
PBG/PAS merger and integration charges		$(119)	$–	$(380)	$–
Inventory fair value adjustments		$(68)	$–	$(308)	$–
Venezuela currency devaluation		$–	$–	$(120)	$–
Asset write-off		$–	$–	$(92)	$–
Foundation contribution		$–	$–	$(64)	$–
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains	$	(–)	$0.04	$0.02	$0.07
2009 restructuring and impairment charges		$–	$(0.01)	$–	$(0.02)
Gain on previously held equity interests		$–	$–	$0.60	$–
PBG/PAS merger and integration charges		$(0.07)	$–	$(0.23)	$–
Inventory fair value adjustments		$(0.04)	$–	$(0.19)	$–
Venezuela currency devaluation		$–	$–	$(0.07)	$–
Asset write-off		$–	$–	$(0.06)	$–
Foundation contribution		$–	$–	$(0.04)	$–

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

For the 12 weeks ended June 12, 2010, we recognized $4 million ($3 million after-tax with a nominal amount per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. For the 24 weeks ended June 12, 2010, we recognized $42 million ($26 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

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

2009 Restructuring and Impairment Charges

In the 12 and 24 weeks ended June 13, 2009, we incurred charges of $11 million ($10 million after-tax or $0.01 per share) and $36 million ($29 million after-tax or $0.02 per share), respectively, in conjunction with our Productivity for Growth program. The program included actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These initiatives were completed in the second quarter of 2009.

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

PBG/PAS Merger and Integration Charges

In the 12 weeks ended June 12, 2010, we incurred merger and integration charges of $155 million related to our acquisitions of PBG and PAS, including $103 million recorded in the PAB segment, $28 million recorded in the Europe segment and $24 million recorded in corporate unallocated expenses. In the 24 weeks ended June 12, 2010, we incurred merger and integration charges of $467 million related to our acquisitions of PBG and PAS, including $296 million recorded in the PAB segment, $29 million recorded in the Europe segment, $112 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. These charges are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. In total, for the 12 and 24 weeks ended June 12, 2010, these charges had an after-tax impact of $119 million (or $0.07 per share) and $380 million (or $0.23 per share), respectively.

Inventory Fair Value Adjustments

In the 12 and 24 weeks ended June 12, 2010, we recorded $76 million ($68 million after-tax or $0.04 per share) and $357 million ($308 million after-tax or $0.19 per share), respectively, of incremental costs related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date. Substantially all of these costs were recorded in cost of sales.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended June 12, 2010, total servings increased 7%, as worldwide snacks increased 1% and worldwide beverages increased 11%. For the 24 weeks ended June 12, 2010, total servings increased 4.5%, as worldwide snacks increased 1% and worldwide beverages increased 7%.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report our international beverage volume on a monthly basis. Our second quarter includes beverage volume outside of North America for March, April and May. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change
Total net revenue	$14,801	$10,592	40%	$24,169	$18,855	28%

Operating profit
FLNA	$845	$783	8%	$1,615	$1,480	9%
QFNA	114	132	(13)%	267	307	(13)%
LAF	233	240	(3)%	378	404	(6)%
PAB	952	618	54%	1,025	1,043	(2)%
Europe	266	257	3%	379	355	7%
AMEA	277	237	17%	437	373	17%
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	(4)	100	n/m	42	162	(74)%
PBG/PAS merger and integration costs	(24)	–	n/m	(112)	–	n/m
Venezuela currency devaluation	–	–	–	(129)	–	n/m
Asset write-off	–	–	–	(145)	–	n/m
Foundation contribution	–	–	–	(100)	–	n/m
Other	(198)	(177)	12%	(356)	(346)	3%

Total operating profit	$2,461	$2,190	12%	$3,301	$3,778	(13)%

Total operating profit margin	16.6%	20.7%	(4.1)	13.7%	20.0%	(6.3)

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

On a reported basis, total operating profit increased 12% and operating margin decreased 4.1 percentage points. Operating profit performance was impacted primarily by items affecting comparability (see “Items Affecting Comparability”) which reduced operating profit by 16 percentage points and contributed 2.4 percentage points to the total operating margin decline.

24 Weeks

On a reported basis, total operating profit decreased 13% and operating margin decreased 6.3 percentage points. These declines were driven primarily by items affecting comparability (see “Items Affecting Comparability”) which contributed 34 percentage points to the total operating profit decline and 5.3 percentage points to the total operating margin decline.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change
Bottling equity income	$9	$119	$(110)	$718	$144	$574
Interest expense, net	$(170)	$(73)	$(97)	$(318)	$(171)	$(147)
Tax rate	29.9%	25.4%		17.7%	25.1%
Net income attributable to PepsiCo	$1,603	$1,660	(3)%	$3,033	$2,795	9%
Net income attributable to PepsiCo per common share – diluted	$0.98	$1.06	(7)%	$1.87	$1.78	5%
Mark-to-market net losses/ (gains)	–	(0.04)		(0.02)	(0.07)
2009 restructuring and impairment charges	–	0.01		–	0.02
Gain on previously held equity interests	–	–		(0.60)	–
PBG/PAS merger and integration charges	0.07	–		0.23	–
Inventory fair value adjustments	0.04	–		0.19	–
Venezuela currency devaluation	–	–		0.07	–
Asset write-off	–	–		0.06	–
Foundation contribution	–	–		0.04	–

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$1.10 **	$1.02 **	8%	$1.86 **	$1.73	7%

Impact of foreign currency translation			(1)			–

Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*			7%			7%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Bottling equity income decreased $110 million, primarily reflecting the consolidation of the financial results of the acquired bottlers in connection with our acquisitions of PBG and PAS.

Net interest expense increased $97 million, primarily reflecting higher average debt balances, partially offset by lower average rates on our debt balances.

The reported tax rate increased 4.5 percentage points compared to the prior year, primarily reflecting the resolution of certain tax matters in the prior year and the impact of the PPACA in the current quarter.

Net income attributable to PepsiCo decreased 3% and net income attributable to PepsiCo per common share decreased 7%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 15 percentage points.

24 Weeks

Bottling equity income increased $574 million, primarily reflecting the gain on our previously held equity interests in connection with our acquisitions of PBG and PAS, partially offset by the consolidation of the related financial results of the acquired bottlers.

Net interest expense increased $147 million, primarily reflecting higher average debt balances and bridge and term financing costs in connection with our acquisitions of PBG and PAS, partially offset by lower average rates on our debt balances.

The reported tax rate decreased 7.4 percentage points compared to the prior year, primarily reflecting the impact of our acquisitions of PBG and PAS, which includes the reversal of deferred taxes attributable to our previously held equity interests in PBG and PAS, as well as the favorable resolution of certain tax matters in the first quarter of 2010.

Net income attributable to PepsiCo increased 9% and net income attributable to PepsiCo per common share increased 5%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 2 percentage points.

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

Net Revenue 12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 12, 2010	$3,195	$379	$1,538	$5,548	$2,416	$1,725	$14,801
June 13, 2009	$3,138	$396	$1,378	$2,618	$1,642	$1,420	$10,592
% Impact of:
Volume(a)	–%	(2)%	1%	*	*	11%	*
Effective net pricing(b)	1	(3)	5	*	*	4.5	*
Foreign exchange	1	1.5	5	–	4	6	2.5
Acquisitions	–	–	–	*	*	–	*

% Change(c)	2%	(4)%	12%	112%	47%	22%	40%

Net Revenue 24 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 12, 2010	$6,262	$859	$2,521	$8,313	$3,409	$2,805	$24,169
June 13, 2009	$6,138	$881	$2,245	$4,706	$2,589	$2,296	$18,855
% Impact of:
Volume(a)	–%	(1)%	1%	*	*	12%	*
Effective net pricing(b)	0.5	(3)	6	*	*	4	*
Foreign exchange	1	2	5	–	5	6	3
Acquisitions	–	–	–	*	*	0.5	*

% Change(c)	2%	(2.5)%	12%	77%	32%	22%	28%

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

Frito-Lay North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change
Net revenue	$3,195	$3,138	2	$6,262	$6,138	2

Impact of foreign currency translation			(1)			(1)

Net revenue growth, on a constant currency basis*			1			1

Operating profit	$845	$783	8	$1,615	$1,480	9
2009 restructuring and impairment charges	–	–		–	2

Operating profit, excluding above item*	$845	$783	8	$1,615	$1,482	9

Impact of foreign currency translation			(1)			(1)

Operating profit growth excluding above item, on a constant currency basis*			7			8

*	See “Non-GAAP Measures”

12 Weeks

Pound volume declined 3%, primarily due to the overlap of the 2009 “20% More Free” promotion. Net revenue growth of 2% was driven by effective net pricing and reflected high-single-digit revenue growth in trademark Lay’s and double-digit revenue growth in variety packs, partially offset by a double-digit decline in SunChips. Foreign currency increased net revenue growth by 1 percentage point.

Operating profit grew 8%, reflecting lower commodity costs, primarily cooking oil, as well as the net revenue growth. Foreign currency increased operating profit growth by 1 percentage point.

24 Weeks

Pound volume declined 1%, primarily due to the overlap of the 2009 “20% More Free” promotion. Net revenue growth of 2% was driven by effective net pricing and reflected high-single-digit revenue growth in trademark Lay’s and double-digit revenue growth in variety packs, partially offset by a low-single-digit decline in Doritos. Foreign currency increased net revenue growth by 1 percentage point.

Operating profit grew 9%, reflecting lower commodity costs, primarily cooking oil, as well as the net revenue growth. Foreign currency increased operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change
Net revenue	$379	$396	(4)	$859	$881	(2.5)

Impact of foreign currency translation			(1.5)			(2)

Net revenue growth, on a constant currency basis*			(6)**			(4)**

Operating profit	$114	$132	(13)	$267	$307	(13)
2009 restructuring and impairment charges	–	–		–	1

Operating profit, excluding above item*	$114	$132	(14)**	$267	$308	(13)

Impact of foreign currency translation			(1)			(1)

Operating profit growth excluding above item, on a constant currency basis*			(14)**			(14)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue declined 4% and volume declined 2%. The volume decline reflects low-single-digit declines in ready-to-eat cereals and mid-single-digit declines in trademark Roni. Unfavorable net pricing and mix also contributed to the net revenue decline, partially offset by favorable foreign currency which positively contributed 1.5 percentage points to the net revenue performance.

Operating profit declined 13%, primarily reflecting the net revenue performance.

24 Weeks

Net revenue declined 2.5% and volume declined 1%. The volume decline reflects low-single-digit declines in ready-to-eat cereals and Oatmeal, partially offset by a mid-single-digit increase in trademark Roni. Unfavorable net pricing and mix also contributed to the net revenue decline, partially offset by favorable foreign currency which positively contributed almost 2 percentage points to the net revenue performance.

Operating profit declined 13%, reflecting the net revenue performance, as well as insurance settlement recoveries recorded in the prior year related to the Cedar Rapids flood, which negatively impacted operating profit performance by 6 percentage points.

Latin America Foods

	12 Weeks Ended		%	24 Weeks Ended		%
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change
Net revenue	$1,538	$1,378	12	$2,521	$2,245	12

Impact of foreign currency translation			(5)			(5)

Net revenue growth, on a constant currency basis*			6 **			7

Operating profit	$233	$240	(3)	$378	$404	(6)
2009 restructuring and impairment charges	–	–		–	3

Operating profit, excluding above item*	$233	$240	(3)	$378	$407	(7)

Impact of foreign currency translation			(5)			–

Operating profit growth excluding above item, on a constant currency basis*			(7)**			(7)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Volume grew 2%, reflecting a high-single-digit increase at Sabritas in Mexico, partially offset by a low-single-digit decline at Gamesa in Mexico. Additionally, Brazil grew at a low-single-digit rate. Our acquisition of a snacks company in Peru in the prior year contributed 0.5 percentage points to the volume growth.

Net revenue increased 12%, primarily reflecting favorable effective net pricing and the volume growth. Net revenue growth reflected 5 percentage points of favorable foreign currency, which was net of a 6-percentage-point unfavorable impact from Venezuela.

Operating profit declined 3%, primarily reflecting higher commodity costs, partially offset by the net revenue growth. An unfavorable legal settlement in the quarter reduced operating profit by nearly 5 percentage points. Operating profit performance reflected 5 percentage points of favorable foreign currency, which was net of a 4-percentage-point unfavorable impact from Venezuela.

24 Weeks

Volume grew 1.5%, reflecting low-single-digit increases at Sabritas in Mexico and in Brazil, partially offset by a low-single-digit decline at Gamesa in Mexico. Our acquisition of a snacks company in Peru in the prior year contributed 0.5 percentage points to the volume growth.

Net revenue increased 12%, primarily reflecting favorable effective net pricing and the volume growth. Net revenue growth reflected over 5 percentage points of favorable foreign currency, which was net of a 6-percentage-point unfavorable impact from Venezuela.

Operating profit declined 6%, primarily reflecting higher commodity costs, partially offset by the net revenue growth. An unfavorable legal settlement in the quarter reduced operating profit by 3 percentage points. Foreign currency had a nominal impact on operating profit performance, but included a 10-percentage-point unfavorable impact from Venezuela.

PepsiCo Americas Beverages

	12 Weeks Ended		%	24 Weeks Ended		%
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change
Net revenue	$5,548	$2,618	112	$8,313	$4,706	77

Impact of foreign currency translation			–			–

Net revenue growth, on a constant currency basis*			112			76	**

Operating profit	$952	$618	54	$1,025	$1,043	(2)
2009 restructuring and impairment charges	–	3		–	16
PBG/PAS merger and integration costs	103	–		296	–
Inventory fair value adjustments	36	–		317	–
Venezuela currency devaluation	–	–		(9)	–

Operating profit, excluding above items*	$1,091	$621	76	$1,629	$1,059	54

Impact of foreign currency translation			4			4

Operating profit growth excluding above items, on a constant currency basis*			80			58

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Volume increased 13%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, which contributed 8 percentage points to volume growth, as well as incremental volume related to our Dr Pepper Snapple Group (DPSG) manufacturing and distribution agreement, entered into in connection with our acquisitions of PBG and PAS, which contributed 6 percentage points to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, decreased 1%, driven by a 2% decline in CSD volume, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a mid-single-digit increase in Gatorade sports drinks and a high-single-digit increase in Lipton ready-to-drink teas, partially offset by a high-single-digit decline in our base Aquafina water business.

Net revenue increased 112%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS.

Reported operating profit increased 54%, primarily reflecting the incremental operating results from our acquisitions of PBG and PAS, partially offset by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 76%. Unfavorable foreign currency reduced operating profit performance by 4 percentage points, driven primarily by a 6-percentage-point unfavorable impact from Venezuela.

24 Weeks

Volume increased 6%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, which contributed 5 percentage points to volume growth, as well as incremental volume related to our DPSG manufacturing and distribution agreement, which contributed 4 percentage points to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, decreased 3%, driven by 3% declines in both CSD and non-carbonated beverage volume. The non-carbonated beverage volume performance primarily reflected a double-digit decrease in our base Aquafina water business.

Net revenue increased 77%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS.

Reported operating profit decreased 2%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 54%, largely reflecting the incremental operating results from our acquisitions of PBG and PAS. Unfavorable foreign currency reduced operating profit performance by 4 percentage points, driven primarily by a 6-percentage-point unfavorable impact from Venezuela.

Europe

	12 Weeks Ended		%	24 Weeks Ended		%
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change

Net revenue	$2,416	$1,642	47	$3,409	$2,589	32

Impact of foreign currency translation			(4)			(5)

Net revenue growth, on a constant currency basis*			43			26	**

Operating profit	$266	$257	3	$379	$355	7
2009 restructuring and impairment charges	–	(2)		–	1
PBG/PAS merger and integration costs	28	–		29	–
Inventory fair value adjustments	40	–		40	–

Operating profit, excluding above items*	$334	$255	30	$448	$356	26

Impact of foreign currency translation			(5)			(6)

Operating profit growth excluding above items, on a constant currency basis*			25			19	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Snacks volume grew 2%, largely reflecting improved macroeconomic conditions across most of Western Europe. Double-digit growth in France and Quaker in the United Kingdom, as well as low-single-digit growth in Walkers, was partially offset by a double-digit decline in Romania and a slight decline in Spain. Additionally, Russia experienced low-single-digit growth.

Beverage volume increased 10%, primarily reflecting incremental brands related to our acquisitions of PBG and PAS, which contributed almost 6 percentage points to the volume growth. Double-digit increases in Turkey, the United Kingdom and France, as well as a mid-single-digit increase in Russia, were partially offset by double-digit declines in the Ukraine and Romania, driven by continued category weakness.

Net revenue grew 47%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed 4 percentage points to the net revenue growth.

Reported operating profit grew 3%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 30%, reflecting the incremental operating results from our acquisitions of PBG and PAS. Favorable foreign currency contributed 5 percentage points to the operating profit growth.

24 Weeks

Snacks volume was unchanged from the prior year, as a double-digit decline in Romania and low-single-digit declines in Russia and Spain, were offset by double-digit increases in France and Quaker in the United Kingdom, as well as low-single-digit growth in Walkers.

Beverage volume increased 5%, primarily reflecting incremental brands related to our acquisitions of PBG and PAS, which contributed nearly 4 percentage points to the volume growth. Double-digit increases in Turkey and France, as well as a mid-single-digit increase in the United Kingdom, were partially offset by a double-digit decline in the Ukraine and a low-single-digit decline in Russia.

Net revenue grew 32%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed 5 percentage points to the net revenue growth.

Reported operating profit grew 7%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 26%, reflecting the incremental operating results from our acquisitions of PBG and PAS. Favorable foreign currency contributed over 6 percentage points to the operating profit growth.

Asia, Middle East & Africa

	12 Weeks Ended		%	24 Weeks Ended		%
	6/12/10	6/13/09	Change	6/12/10	6/13/09	Change

Net revenue	$1,725	$1,420	22	$2,805	$2,296	22

Impact of foreign currency translation			(6)			(6)

Net revenue growth, on a constant currency basis*			15 **			16

Operating profit	$277	$237	17	$437	$373	17
2009 restructuring and impairment charges	–	10		–	13

Operating profit, excluding above item*	$277	$247	12	$437	$386	13

Impact of foreign currency translation			(6)			(5)

Operating profit growth excluding above item, on a constant currency basis*			6			8

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Snacks volume grew 16%, reflecting broad-based increases driven by double-digit growth in India, the Middle East and China, partially offset by a mid-single-digit decline in Australia. Acquisitions contributed 4 percentage points to snacks volume growth.

Beverage volume grew 8%, driven by double-digit growth in India, partially offset by a mid-single-digit decline in the Middle East. Additionally, China grew volume at a low-single-digit rate. Acquisitions had a nominal impact on beverage volume growth.

Net revenue grew 22%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 6 percentage points to net revenue growth. Acquisitions had a nominal impact on net revenue growth.

Operating profit grew 17%, driven primarily by the net revenue growth, partially offset by higher commodity costs and increased investments in strategic markets. The absence of restructuring and impairment charges in the current year contributed 4.5 percentage points to operating profit growth and favorable foreign currency contributed over 6 percentage points. Acquisitions reduced operating profit growth by 0.5 percentage points.

24 Weeks

Snacks volume grew 15%, reflecting broad-based increases driven by double-digit growth in India, China and the Middle East, partially offset by a high-single-digit decline in Australia. Acquisitions contributed over 3 percentage points to snacks volume growth.

Beverage volume grew 9%, driven by double-digit growth in India and China, partially offset by a mid-single-digit decline in the Middle East.  Acquisitions had a nominal impact on beverage volume growth.

Net revenue grew 22%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 6 percentage points to net revenue growth. Acquisitions contributed 0.5 percentage points to net revenue growth.

Operating profit grew 17%, driven primarily by the net revenue growth, partially offset by higher commodity costs and increased investments in strategic markets. The absence of restructuring and impairment charges in the current year contributed 4 percentage points to operating profit growth and favorable foreign currency contributed 5 percentage points.  Acquisitions reduced operating profit growth by 1 percentage point.

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

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of June 12, 2010, our operations in Venezuela comprised 4% of our cash and cash equivalents balance.

Operating Activities

During the 24 weeks in 2010, net cash provided by operating activities was $2.4 billion, compared to net cash provided of $1.5 billion in the prior year period. The operating cash flow performance in the current year reflected a discretionary pension contribution of $0.6 billion compared to a $1 billion contribution in the prior year period. Operating cash flow performance in 2010 was also impacted by a $0.1 billion contribution to The PepsiCo Foundation, Inc., $0.2 billion of payments for merger and integration costs related to our acquisitions of PBG and PAS and $28 million of payments for 2009 restructuring charges. We expect net cash provided by operating activities to be about $7.9 billion in 2010.

In the third quarter, we plan to make a $0.6 billion discretionary pension contribution.

Investing Activities

During the 24 weeks, net cash used for investing activities was $4.7 billion, primarily reflecting $2.8 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisitions of PBG and PAS, as well as $0.9 billion of cash paid in connection with our manufacturing and distribution agreement with DPSG. Additionally, we used $0.9 billion for net capital spending in the current year. We expect to invest about $3.6 billion in net capital spending in 2010.

Financing Activities

During the 24 weeks, net cash provided by financing activities was $3.1 billion, primarily reflecting proceeds from issuances of long-term debt of $4.2 billion in connection with our acquisitions of PBG and PAS. The return of operating cash flow to our shareholders through share repurchases and dividend payments of $4.8 billion was mostly offset by net proceeds from short-term borrowings of $3.3 billion and stock option proceeds of $0.5 billion.

In the first quarter of 2010, our Board of Directors approved a 7% increase in the annual dividend from $1.80 to $1.92 per share and authorized the repurchase of up to $15.0 billion of PepsiCo common stock through June 30, 2013. This authorization was in addition to our $8.0 billion repurchase program authorized by our Board of Directors, publicly announced on May 2, 2007 and which expired on June 30, 2010.

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

	24 Weeks Ended
	6/12/10	6/13/09
Net cash provided by operating activities	$2,442	$1,492
Capital spending	(968)	(735)
Sales of property, plant and equipment	37	26

Management operating cash flow	1,511	783
Discretionary pension contribution (after-tax)	384	784
Payments related to 2009 restructuring charges	28	160
PBG/PAS merger and integration payments (after-tax)	184	–
Foundation contribution (after-tax)	64	–

Management operating cash flow excluding above items	$2,171	$1,727

We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining short-term credit ratings that ensure appropriate financial flexibility and ready access to global and capital credit markets at favorable interest rates. However, see “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 for certain factors that may impact our operating cash flows.

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

Debt Obligations

See Debt Obligations in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 12, 2010, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 12, 2010 and June 13, 2009, and the Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 12, 2010 and June 13, 2009. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

July 20, 2010

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

During our second fiscal quarter of 2010, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 20, 2010.

As previously reported, on November 15, 2006, the City of West Palm Beach instituted administrative proceedings alleging that the former PepsiAmericas, Inc. was not in compliance with the applicable Industrial Discharge Permit and certain other municipal wastewater ordinances with regard to the wastewater generated by the manufacturing plant operated by PepsiAmericas, Inc. in Riviera Beach, FL. The City sought monetary sanctions in connection with the alleged violations. Pepsi-Cola Metropolitan Bottling Company, Inc., the successor to PepsiAmericas, Inc., paid a $123,500 fine in full settlement of these proceedings in the second quarter of 2010. The settlement also addresses future operations by establishing effluent levels for the plant which Pepsi-Cola Metropolitan Bottling Company, Inc. expects to comply with going forward.

In addition, we and our subsidiaries are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

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

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
2007 Repurchase Program
3/20/10				$5,415
3/21/10 – 4/17/10	14.7	$66.35	14.7	(975)

				4,440
4/18/10 – 5/15/10	15.4	65.62	15.4	(1,014)

				3,426
5/16/10 – 6/12/10	7.0	63.41	7.0	(441)

Total	37.1	65.50	37.1	2,985

2010 Repurchase Program
3/20/10				15,000
3/21/10 – 6/12/10	–	–	–	–

Total	–	–	–	15,000

Total Repurchase Programs	37.1	$65.50	37.1	$17,985

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/20/10
3/21/10 – 4/17/10	1,600	$329.75	N/A	N/A
4/18/10 – 5/15/10	–	–	N/A	N/A
5/16/10 – 6/12/10	1,900	316.90	N/A	N/A

Total	3,500	$322.77	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 64.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: July 20, 2010	/s/ Peter A. Bridgman
Peter A. Bridgman
Senior Vice President and Controller

Date: July 20, 2010	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6

EXHIBITS

Exhibit 3.1	Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-66632).

Exhibit 3.2	By-Laws of PepsiCo, Inc., as amended on February 5, 2010, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo’s Current Report on Form 8-K dated February 5, 2010.

Exhibit 4.1	Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the Notes Issued on January 14, 2010.

Exhibit 10.1	PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated May 11, 2010.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 12, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.