Form 10-Q
period 2010-09-04
PEPSICO INC
filed 2010-10-07
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 4, 2010 (36 weeks)

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

Number of shares of Common Stock outstanding as of October 1, 2010: 1,584,840,959

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/4/10	9/5/09	9/4/10	9/5/09
Net Revenue	$15,514	$11,080	$39,683	$29,935

Cost of sales	7,008	5,181	18,216	13,806
Selling, general and administrative expenses	5,676	3,649	15,288	10,077
Amortization of intangible assets	30	18	78	42

Operating Profit	2,800	2,232	6,101	6,010

Bottling equity income	10	146	728	290
Interest expense	(169)	(86)	(495)	(285)
Interest income	18	16	26	44

Income before income taxes	2,659	2,308	6,360	6,059

Provision for income taxes	729	575	1,383	1,517

Net income	1,930	1,733	4,977	4,542

Less: Net income attributable to noncontrolling interests	8	16	22	30

Net Income Attributable to PepsiCo	$1,922	$1,717	$4,955	$4,512

Net Income Attributable to PepsiCo per Common Share
Basic	$1.21	$1.10	$3.11	$2.90
Diluted	$1.19	$1.09	$3.06	$2.87

Cash Dividends Declared per Common Share	$0.48	$0.45	$1.41	$1.325

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/4/10	9/5/09
Operating Activities
Net income	$4,977	$4,542
Depreciation and amortization	1,580	1,083
Stock-based compensation expense	191	159
2009 restructuring and impairment charges	–	36
Cash payments for 2009 restructuring charges	(29)	(183)
PBG/PAS merger and integration costs	545	–
Cash payments for PBG/PAS merger and integration costs	(272)	–
Gain on previously held equity interests in PBG and PAS	(958)	–
Asset write-off	145	–
Non-cash foreign exchange loss related to Venezuela devaluation	120	–
Excess tax benefits from share-based payment arrangements	(73)	(16)
Pension and retiree medical plan contributions	(1,350)	(1,130)
Pension and retiree medical plan expenses	310	290
Bottling equity income, net of dividends	37	(222)
Deferred income taxes and other tax charges and credits	291	59
Change in accounts and notes receivable	(1,287)	(459)
Change in inventories	224	(128)
Change in prepaid expenses and other current assets	(14)	17
Change in accounts payable and other current liabilities	762	(241)
Change in income taxes payable	787	914
Other, net	(198)	(318)

Net Cash Provided by Operating Activities	5,788	4,403

Investing Activities
Capital spending	(1,670)	(1,138)
Sales of property, plant and equipment	55	33
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	(2,833)	–
Acquisition of manufacturing and distribution rights from Dr Pepper Snapple Group, Inc. (DPSG)	(900)	–
Other acquisitions and investments in noncontrolled affiliates	(36)	(300)
Divestitures	–	100
Cash restricted for pending acquisitions	(8)	30
Short-term investments, by original maturity
More than three months – purchases	(8)	(29)
More than three months – maturities	21	55
Three months or less, net	(53)	4
Other investing, net	(12)	–

Net Cash Used for Investing Activities	(5,444)	(1,245)

Financing Activities
Proceeds from issuances of long-term debt	4,215	1,057
Payments of long-term debt	(73)	(188)
Short-term borrowings, by original maturity
More than three months – proceeds	55	32
More than three months – payments	(27)	(64)
Three months or less, net	3,351	(965)
Cash dividends paid	(2,218)	(2,032)
Share repurchases – common	(4,418)	–
Share repurchases – preferred	(3)	(4)
Proceeds from exercises of stock options	700	187
Excess tax benefits from share-based payment arrangements	73	16
Acquisition of noncontrolling interest in Lebedyansky from PBG	(159)	–
Other financing	(6)	(26)

Net Cash Provided by/(Used for) Financing Activities	1,490	(1,987)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(200)	19

Net Increase in Cash and Cash Equivalents	1,634	1,190
Cash and Cash Equivalents – Beginning of year	3,943	2,064

Cash and Cash Equivalents – End of period	$5,577	$3,254

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	$4,451	$–

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	9/4/10	12/26/09
Assets
Current Assets
Cash and cash equivalents	$5,577	$3,943

Short-term investments	232	192

Accounts and notes receivable, less allowance: 9/10 – $164, 12/09 – $90	7,245	4,624

Inventories
Raw materials	1,689	1,274
Work-in-process	183	165
Finished goods	1,487	1,179

	3,359	2,618

Prepaid expenses and other current assets	1,488	1,194

Total Current Assets	17,901	12,571

Property, Plant and Equipment	31,779	24,912
Accumulated Depreciation	(13,245)	(12,241)

	18,534	12,671

Amortizable Intangible Assets, net	2,053	841

Goodwill	13,905	6,534
Other Nonamortizable Intangible Assets	11,709	1,782

Nonamortizable Intangible Assets	25,614	8,316

Investments in Noncontrolled Affiliates	1,401	4,484
Other Assets	1,199	965

Total Assets	$66,702	$39,848

Continued on next page.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/4/10	12/26/09
Liabilities and Equity
Current Liabilities
Short-term obligations	$5,756	$464
Accounts payable and other current liabilities	10,699	8,127
Income taxes payable	662	165

Total Current Liabilities	17,117	8,756

Long-term Debt Obligations	18,445	7,400

Other Liabilities	7,039	5,591

Deferred Income Taxes	3,865	659

Total Liabilities	46,466	22,406

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(148)	(145)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 9/10 – 1,865 shares, 12/09 – 1,782 shares	31	30
Capital in excess of par value	4,535	250
Retained earnings	36,487	33,805
Accumulated other comprehensive loss	(4,358)	(3,794)
Less: repurchased common stock, at cost:
9/10 – 283 shares, 12/09 – 217 shares	(16,650)	(13,383)

Total PepsiCo Common Shareholders’ Equity	20,045	16,908

Noncontrolling interests	298	638

Total Equity	20,236	17,442

Total Liabilities and Equity	$66,702	$39,848

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	36 Weeks Ended
	9/4/10		9/5/09
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(145)	(0.5)	(138)
Redemptions	–	(3)	(0.1)	(4)

Balance, end of period	(0.6)	(148)	(0.6)	(142)

Common Stock
Balance, beginning of year	1,782	30	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	83	1	–	–

Balance, end of period	1,865	31	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		250		351
Stock-based compensation expense		191		159
Stock option exercises/RSUs converted(a)		(399)		(197)
Withholding tax on RSUs converted		(57)		(34)
Equity issued in connection with our acquisitions of PBG and PAS		4,451		–
Other		99		–

Balance, end of period		4,535		279

Retained Earnings
Balance, beginning of year		33,805		30,638
Net income attributable to PepsiCo		4,955		4,512
Cash dividends declared – common		(2,270)		(2,065)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(9)		(7)
Other		7		–

Balance, end of period		36,487		33,077

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,794)		(4,694)
Currency translation adjustment		(291)		485
Cash flow hedges, net of tax:
Net derivative losses		(123)		(76)
Reclassification of derivative losses/(gains) to net income		39		(6)
Pension and retiree medical, net of tax:
Reclassification of losses to net income		210		16
Remeasurement of net liabilities		(406)		–
Unrealized gains on securities, net of tax		7		12
Other		–		1

Balance, end of period		(4,358)		(4,262)

Repurchased Common Stock
Balance, beginning of year	(217)	(13,383)	(229)	(14,122)
Share repurchases	(68)	(4,418)	–	–
Stock option exercises	17	1,029	5	306
Other	(15)	122	1	87

Balance, end of period	(283)	(16,650)	(223)	(13,729)

Total Common Shareholders’ Equity		20,045		15,395

Noncontrolling Interests
Balance, beginning of year		638		476
Net income attributable to noncontrolling interests		22		30
(Distributions to)/contributions from noncontrolling interests, net		(347)		80
Currency translation adjustment		(14)		(41)
Other, net		(1)		(8)

Balance, end of period		298		537

Total Equity		$20,236		$15,831

(a)	Includes total tax benefit of $50 million in 2010 and $7 million in 2009.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/4/10	9/5/09	9/4/10	9/5/09
Net Income	$1,930	$1,733	$4,977	$4,542

Other Comprehensive (Loss)/Income
Currency translation adjustment	290	225	(305)	444
Pension and retiree medical, net of tax:
Reclassification of (gains)/losses to net income	(1)	6	210	16
Remeasurement of net liabilities	(406)	–	(406)	–
Cash flow hedges, net of tax:
Net derivative losses	(37)	(53)	(123)	(76)
Reclassification of derivative losses/(gains) to net income	16	10	39	(6)
Unrealized gains on securities, net of tax	6	8	7	12
Other	–	1	–	1

	(132)	197	(578)	391

Comprehensive Income	1,798	1,930	4,399	4,933
Comprehensive (income)/loss attributable to noncontrolling interests	(8)	(37)	(8)	11

Comprehensive Income Attributable to PepsiCo	$1,790	$1,893	$4,391	$4,944

See accompanying Notes to the Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 4, 2010, the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 4, 2010 and September 5, 2009, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 4, 2010 and September 5, 2009 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the full year.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our third quarter results.

On February 26, 2010, we completed our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS). The results of the acquired companies in the U.S. and Canada are reflected in our condensed consolidated results as of the acquisition date, and the international results of the acquired companies have been reported as of the beginning of our second quarter of 2010, consistent with our monthly international reporting calendar. The results of the acquired companies in the U.S., Canada and Mexico are reported within our PAB segment, and the results of the acquired companies in Europe, including Russia, are reported within our Europe segment. Prior to our acquisitions of PBG and PAS, we recorded our share of equity income or loss from the acquired companies in bottling equity income in our income statement. Subsequent to our acquisitions of PBG and PAS, we continue to record our share of equity income or loss from Pepsi Bottling Ventures LLC in bottling equity income and our share of income or loss from other noncontrolled affiliates as a component of selling, general and administrative expenses. Additionally, in the first quarter of 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million, comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. See also Acquisitions of PBG and PAS and “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2.	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages Americas and Pepsi Beverages Company;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units comprise six reportable segments (referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		36 Weeks Ended
	9/4/10	9/5/09	9/4/10	9/5/09
Net Revenue
FLNA	$3,244	$3,198	$9,506	$9,336
QFNA	407	418	1,266	1,299
LAF	1,542	1,396	4,063	3,641
PAB(a)	5,792	2,656	14,105	7,362
Europe(a)	2,762	1,874	6,171	4,463
AMEA	1,767	1,538	4,572	3,834

	$15,514	$11,080	$39,683	$29,935

Operating Profit
FLNA	$907	$822	$2,522	$2,302
QFNA	126	131	393	438
LAF	238	199	616	603
PAB(a)	1,017	607	2,042	1,650
Europe(a)	423	318	802	673
AMEA	244	297	681	670

Total division	2,955	2,374	7,056	6,336
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	16	29	58	191
PBG/PAS merger and integration costs	(16)	(1)	(128)	(1)
Venezuela currency devaluation	–	–	(129)	–
Asset write-off	–	–	(145)	–
Foundation contribution	–	–	(100)	–
Other	(155)	(170)	(511)	(516)

	$2,800	$2,232	$6,101	$6,010

	Total Assets
	9/4/10	12/26/09
FLNA	$6,365	$6,337
QFNA	962	997
LAF	3,575	3,575
PAB(a)	32,083	7,670
Europe(a)	12,878	9,321
AMEA	5,488	4,937

Total division	61,351	32,837
Corporate	5,107	3,933
Investments in bottling affiliates(a)	244	3,078

	$66,702	$39,848

(a)	Changes in 2010 relate primarily to our acquisitions of PBG and PAS.

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

Preliminary Estimates of Acquisition Date Fair Value
Inventory	$1,007
Property, plant and equipment	6,165
Amortizable intangible assets	1,314
Nonamortizable intangible assets, primarily reacquired franchise rights	9,130
Other current assets and current liabilities(a)	830
Other noncurrent assets	266
Debt obligations	(8,814)
Pension and retiree medical benefits	(962)
Other noncurrent liabilities	(688)
Deferred income taxes	(3,471)

Total identifiable net assets	4,777
Goodwill	7,462

Subtotal	12,239
Fair value of acquisition of noncontrolling interest	317

Total purchase price	$12,556

(a)	Includes cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current liabilities.

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

In connection with our acquisitions of PBG and PAS, we reacquired certain franchise rights which had previously provided PBG and PAS with the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. Reacquired franchise rights totaling $8 billion were assigned a perpetual life and are, therefore, not amortizable. Amortizable acquired franchise rights of $0.9 billion have weighted-average estimated useful lives of 49 years. Other amortizable intangible assets, primarily customer relationships, have weighted-average estimated useful lives of 20 years.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. See Restructuring, Impairment and Integration Charges for details on the expenses incurred during the 12 and 36 weeks ended September 4, 2010.

The following table presents unaudited consolidated pro forma financial information as if the closing of our acquisitions of PBG and PAS had occurred on December 27, 2009 for purposes of the financial information presented for the 36 weeks ended September 4, 2010; and as if the closing of our acquisitions of PBG and PAS had occurred on December 28, 2008 for purposes of the financial information presented for the 12 and 36 weeks ended September 5, 2009.

	(unaudited)
	12 Weeks Ended	36 Weeks Ended
	9/5/09	9/4/10		9/5/09
Net Revenue	$14,927	$41,427		$40,317
Net Income Attributable to PepsiCo	$2,041	$4,491	(a)	$5,144
Net Income Attributable to PepsiCo per Common Share – Diluted	$1.24	$2.75	(a)	$3.13

(a)	Includes PBG/PAS merger and integration costs, inventory fair value adjustments and the gain on previously held equity interests.

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

Intangible Assets

	9/4/10	12/26/09
Amortizable intangible assets, net
Acquired franchise rights	$943	$–
Reacquired franchise rights	120	–
Brands	1,440	1,465
Other identifiable intangibles	740	505

	3,243	1,970
Accumulated amortization	(1,190)	(1,129)

	$2,053	$841

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/26/09	Acquisitions	Translation and Other	Balance 9/4/10
FLNA
Goodwill	$306	$–	$2	$308
Brands	30	–	–	30

	336	–	2	338

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	479	–	7	486
Brands	136	–	6	142

	615	–	13	628

PAB(a)
Goodwill	2,431	6,759	7	9,197
Reacquired franchise rights	–	7,482	16	7,498
Acquired franchise rights	–	647	901 (b)	1,548
Brands	112	22	(2)	132

	2,543	14,910	922	18,375

Europe(a)
Goodwill	2,624	703	(193)	3,134
Reacquired franchise rights	–	528	(28)	500
Acquired franchise rights	–	463	(26)	437
Brands	1,378	–	(91)	1,287

	4,002	1,694	(338)	5,358

AMEA
Goodwill	519	84	2	605
Brands	126	8	1	135

	645	92	3	740

Total goodwill	6,534	7,546	(175)	13,905
Total reacquired franchise rights	–	8,010	(12)	7,998
Acquired franchise rights	–	1,110	875	1,985
Total brands	1,782	30	(86)	1,726

	$8,316	$16,696	$602	$25,614

(a)	Net increases in 2010 relate primarily to our acquisitions of PBG and PAS.

(b)	Includes $900 million related to our upfront payment to Dr Pepper Snapple Group (DPSG) to manufacture and distribute Dr Pepper and certain other DPSG products.

Stock-Based Compensation

In connection with our acquisition of PBG, we issued 13.4 million stock options and 2.7 million RSUs at weighted-average grant prices of $42.89 and $62.30, respectively, to replace previously held PBG equity awards. In connection with our acquisition of PAS, we issued 0.4 million stock options at a weighted-average grant price of $31.72 to replace previously held PAS equity awards. Our equity issuances included 8.3 million stock options and 0.6 million RSUs which were vested at the acquisition date and were included in the purchase price. The remaining 5.5 million stock options and 2.1 million RSUs issued are unvested and are being amortized over their remaining vesting period, up to 3 years.

For the 12 weeks ended September 4, 2010, we recognized stock-based compensation expense of $77 million ($72 million recorded as stock-based compensation expense and $5 million included in PBG/PAS merger and integration charges). Of the $77 million, $12 million was related to the unvested acquisition-related grants described above. For the 36 weeks ended September 4, 2010, we recognized stock-based compensation expense of $236 million ($191 million recorded as stock-based compensation expense and $45 million included in PBG/PAS merger and integration charges). Of the $236 million, $65 million was related to the unvested acquisition-related grants described above. For the 12 and 36 weeks ended September 5, 2009, we recognized stock-based compensation expense of $51 million and $159 million, respectively.

In connection with our acquisitions of PBG and PAS, the Compensation Committee of PepsiCo’s Board of Directors elected to delay the annual equity award grant from the first quarter of 2010 to the second quarter of 2010, in order to ensure that all eligible employees receive grants on the same date and at the same market price. For the 12 weeks ended September 4, 2010, our grants of stock options and RSUs were nominal. For the 36 weeks ended September 4, 2010, we granted 12.2 million stock options and 4.7 million RSUs at weighted-average grant prices of $66.50 and $66.46, respectively, under the terms of our 2007 Long-Term Incentive Plan.

As a result of our annual benefits review, during the third quarter of 2010, the Company approved certain changes to our benefits programs to remain market competitive relative to other leading global companies. These changes included ending the Company’s broad-based equity SharePower program. Consequently, beginning in 2011, no new awards will be granted. Outstanding SharePower awards from 2010 and earlier will continue to vest and be exercisable according to the terms and conditions of the program. See Pension and Retiree Medical Benefits for additional information regarding other related changes.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/4/10	9/5/09
Expected life	5 yrs.	6 yrs.
Risk free interest rate	2.3%	2.8%
Expected volatility(a)	17%	17%
Expected dividend yield	2.8%	3.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

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

During the third quarter of 2010, the Compensation Committee of PepsiCo’s Board of Directors approved changes to the U.S. pension and retiree medical plans, effective January 1, 2011. Plan design changes include implementing a new employer contribution to the 401(k) savings plan for certain eligible legacy PBG and PAS salaried employees as well as all future eligible salaried new hires of PepsiCo who are not eligible to participate in the defined benefit pension plan. Plan design changes also include implementing a new defined benefit pension formula for certain legacy PBG and PAS hourly employees and certain eligible hourly new hires and phasing out Company subsidies of retiree medical benefits.

In addition, during the third quarter of 2010, we merged the pension plan assets of the legacy PBG and PAS U.S. pension plans with those of PepsiCo into one master trust.

As a result of these changes, we remeasured our pension and retiree medical expenses and liabilities in the third quarter of 2010, which resulted in a one-time pre-tax curtailment gain of $62 million included in retiree medical expense, a $39 million reduction in our retiree medical obligations and a $674 million increase in our pension obligations.

The components of net periodic benefit cost for pension and retiree medical plans (including, in 2010, the impact of our acquisitions of PBG and PAS and the effects of the subsequent remeasurement of the plans) are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/4/10	9/5/09	9/4/10	9/5/09	9/4/10	9/5/09
	U.S.		International
Service cost	$73	$55	$19	$11	$13	$11
Interest cost	123	86	26	20	22	18
Expected return on plan assets	(158)	(107)	(31)	(25)	–	–
Amortization of prior service cost/(benefit)	3	3	1	–	(5)	(4)
Amortization of experience loss	30	26	6	2	2	3

	71	63	21	8	32	28

Curtailment gain	–	(1)	–	–	(62)	–

Total expense	$71	$62	$21	$8	$(30)	$28

	36 Weeks Ended
	Pension				Retiree Medical
	9/4/10	9/5/09	9/4/10	9/5/09	9/4/10	9/5/09
	U.S.		International
Service cost	$203	$165	$52	$30	$39	$31
Interest cost	341	258	70	53	65	56
Expected return on plan assets	(433)	(320)	(84)	(67)	–	–
Amortization of prior service cost/(benefit)	8	8	2	1	(13)	(12)
Amortization of experience loss	80	77	16	5	4	8

	199	188	56	22	95	83

Special termination benefits	23	–	–	–	1	–
Curtailment gain	(2)	(3)	–	–	(62)	–

Total expense	$220	$185	$56	$22	$34	$83

In 2010, we made discretionary pension contributions of $1.2 billion and expect to make non-discretionary pension contributions of approximately $100 million. Our cash payments for retiree medical benefits are estimated to be approximately $100 million in 2010.

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	9/4/10	12/26/09
Balance, beginning of year	$1,731	$1,711
Additions for tax positions related to the current year	210	238
Additions for tax positions from prior years	416	79
Reductions for tax positions from prior years	(393)	(236)
Settlement payments	–	(64)
Statute of limitations expiration	(3)	(4)
Translation and other	–	7

Balance, end of period	$1,961 (a)	$1,731

(a)	Includes a preliminary estimate of amounts related to our acquisitions of PBG and PAS.

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/4/10		9/5/09
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,922		$1,717
Preferred shares:
Dividends	–		–
Redemption premium	–		(1)

Net income available for PepsiCo common shareholders	$1,922	1,588	$1,716	1,558

Basic net income attributable to PepsiCo per common share	$1.21		$1.10

Net income available for PepsiCo common shareholders	$1,922	1,588	$1,716	1,558
Dilutive securities:
Stock options and RSUs(b)	–	23	–	18
ESOP convertible preferred stock	–	1	1	1

Diluted	$1,922	1,612	$1,717	1,577

Diluted net income attributable to PepsiCo per common share	$1.19		$1.09

	36 Weeks Ended
	9/4/10		9/5/09
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$4,955		$4,512
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(2)		(3)

Net income available for PepsiCo common shareholders	$4,952	1,593	$4,508	1,557

Basic net income attributable to PepsiCo per common share	$3.11		$2.90

Net income available for PepsiCo common shareholders	$4,952	1,593	$4,508	1,557
Dilutive securities:
Stock options and RSUs(b)	–	24	–	15
ESOP convertible preferred stock	3	1	4	1

Diluted	$4,955	1,618	$4,512	1,573

Diluted net income attributable to PepsiCo per common share	$3.06		$2.87

(a)	Weighted-average common shares outstanding.

(b)

Options to purchase 31.9 million and 25.1 million shares, respectively, for the 12 and 36 weeks in 2010 were not included in the calculation of earnings per share because these options were out-of-the money. These out-of-the money options had average exercise prices of $66.85 and $67.13, respectively. Options to purchase 31.1 million and 47.1 million shares, respectively, for the 12 and 36 weeks in 2009 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 36 weeks in 2009 had average exercise prices of $64.02 and $60.43, respectively.

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

On February 26, 2010, in connection with the transactions contemplated by the PBG Merger Agreement, Metro, PBG, Bottling Group, LLC, which was previously a subsidiary of PBG, and The Bank of New York Mellon (as successor to The Chase Manhattan Bank) (the PBG Trustee) entered into a First Supplemental Indenture (the PBG Supplemental Indenture) to the Indenture dated March 8, 1999 (the PBG Indenture) between PBG, Bottling Group, LLC and the PBG Trustee. Pursuant to the PBG Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 7.00% Senior Notes due March 1, 2029 (the 7.00% Notes) under the PBG Indenture. As of September 4, 2010, the outstanding principal amount of the 7.00% Notes was approximately $1 billion. The 7.00% Notes are guaranteed by Bottling Group, LLC.

On February 26, 2010, in connection with the transactions contemplated by the PAS Merger Agreement, Metro, PAS and The Bank New York Mellon Trust Company, N.A. (as ultimate successor in interest to The First National Bank of Chicago) (the PAS IL Trustee) entered into a Second Supplemental Indenture (the PAS IL Supplemental Indenture) to the Indenture dated January 15, 1993 (the PAS IL Indenture) between PAS and the PAS IL Trustee. Pursuant to the PAS IL Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 7.625% Notes due 2015 (the 7.625% Notes), the 7.29% Notes due 2026 (the 7.29% Notes), the 7.44% Notes due 2026 (the 7.44% Notes) and the 4.50% Notes due 2013 (the 4.50% Notes) under the PAS IL Indenture. As of September 4, 2010, the outstanding principal amount of the 7.625% Notes was approximately $9 million, the outstanding principal amount of the 7.29% Notes was approximately $100 million, the outstanding principal amount of the 7.44% Notes was approximately $25 million and the outstanding principal amount of the 4.50% Notes was approximately $150 million.

On February 26, 2010, also in connection with the transactions contemplated by the PAS Merger Agreement, Metro, PAS and Wells Fargo Bank, National Association (the PAS MN Trustee, formerly known as Wells Fargo Bank Minnesota, National Association) entered into a First Supplemental Indenture (the PAS MN Supplemental Indenture) to the Indenture dated August 15, 2003 (the PAS MN Indenture) between PAS and the PAS MN Trustee. Pursuant to the PAS MN Supplemental Indenture, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on the 5.625% Notes due 2011 (the 5.625% Notes), the 5.75% Notes due 2012 (the 5.75% Notes), the 4.375% Notes due 2014 (the 4.375% Notes), the 4.875% Notes due 2015 (the 4.875% Notes), the 5.00% Notes due 2017 (the 5.00% Notes) and the 5.50% Notes due 2035 (the 5.50% Notes) under the PAS MN Indenture. As of September 4, 2010, the outstanding principal amount of the 5.625% Notes was approximately $250 million, the outstanding principal amount of the 5.75% Notes was approximately $300 million, the outstanding principal amount of the 4.375% Notes was approximately $350 million, the outstanding principal amount of the 4.875% Notes was approximately $300 million, the outstanding principal amount of the 5.00% Notes was approximately $250 million and the outstanding principal amount of the 5.50% Notes was approximately $250 million.

As a result of the transactions contemplated by the PBG Merger Agreement, Bottling Group, LLC became a wholly owned subsidiary of Metro. Bottling Group, LLC currently has issued and outstanding approximately $1 billion of its 4.625% Senior Notes due 2012 (the 4.625% Notes), $250 million of its 4.125% Senior Notes due 2015 (the 4.125% Notes), $400 million of its 5.00% Senior Notes due 2013 (the 5.00% Notes), $800 million of 5.50% Senior Notes due 2016 (the 5.50% Notes), $1.3 billion of its 6.95% Senior Notes due 2014 (the 6.95% Notes) and $750 million of its 5.125% Senior Notes due 2019 (the 5.125% Notes). Bottling Group, LLC’s 4.625% Notes and 6.95% Notes are guaranteed by PepsiCo.

Subsequent to the end of the third quarter, Metro’s 7.00% Notes, 7.625% Notes, 7.29% Notes, 7.44% Notes, 4.50% Notes, 5.625% Notes, 5.75% Notes, 4.375% Notes, 4.875% Notes, 5.00% Notes, 5.50% Notes and Bottling Group, LLC’s 5.00% Notes, 4.125% Notes, 5.50% Notes and 5.125% Notes have been guaranteed by PepsiCo.

As of September 4, 2010, the long-term debt acquired from our anchor bottlers (including debt previously issued by PBG, Bottling Group, LLC and PAS) in connection with our acquisitions of PBG and PAS has a total face value of approximately $7,484 million (fair value of $8,842 million) with a weighted-average stated interest rate of 5.7%. This acquired debt has a remaining weighted-average maturity of 7 years. See also Acquisitions of PBG and PAS.

As previously disclosed, we entered into amendments to PBG’s revolving credit facility (the Amended PBG Credit Facility) and PAS’s revolving credit facility (the Amended PAS Credit Facility) and these amendments became effective on February 26, 2010. Under the Amended PBG Credit Facility, Metro is able to borrow up to $1,080 million from time to time. Borrowings under the Amended PBG Credit Facility, which expires in October 2012, are guaranteed by PepsiCo. The Amended PBG Credit Facility was unused as of September 4, 2010. The Amended PAS Credit Facility was terminated on June 16, 2010.

In the third quarter of 2010, we entered into a new 364-day unsecured revolving credit agreement which enables us to borrow up to $2,575 million, subject to customary terms and conditions, and expires in June 2011. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2012. This agreement replaces a $1,975 million 364-day unsecured revolving credit agreement and the $540 million Amended PAS Credit Facility. Funds borrowed under this new agreement may be used for general corporate purposes, including but not limited to repayment of our outstanding commercial paper, working capital, capital investments and/or acquisitions. This agreement is in addition to our existing $3,080 million unsecured revolving credit agreements which expire in 2012. Our lines of credit remain unused as of September 4, 2010.

As of September 4, 2010, short-term obligations totaled $5,756 million, of which $3,622 million was comprised of commercial paper.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	2015 and beyond
Long-term debt obligations(b)	$18,445	$–	$2,502	$4,527	$11,416
Interest on debt obligations(c)	6,996	256	1,540	1,209	3,991
Operating leases	1,449	146	541	315	447
Purchasing commitments	2,631	328	1,373	685	245
Marketing commitments	806	38	412	162	194

	$30,327	$768	$6,368	$6,898	$16,293

(a)

Reflects non-cancelable commitments as of September 4, 2010 based on foreign exchange rates in effect at that time and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)	Excludes current maturities of long-term debt obligations of $1,614 million.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of September 4, 2010.

As of September 4, 2010, our total long-term contractual commitments totaled $30,327 million, an increase of $16,606 million from December 26, 2009. This increase is substantially due to the assumption of PBG’s and PAS’s outstanding debt, the issuance of new debt to finance our acquisitions of PBG and PAS, and the associated interest on debt.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for packaging materials, oranges and orange juice. Non-cancelable marketing commitments are primarily for sports marketing. See Pension and Retiree Medical Benefits regarding our pension and retiree medical obligations.

Restructuring, Impairment and Integration Charges

In the 12 weeks ended September 4, 2010, we incurred merger and integration charges of $69 million related to our acquisitions of PBG and PAS, including $38 million recorded in the PAB segment, $15 million recorded in the Europe segment and $16 million recorded in corporate unallocated expenses. In the 36 weeks ended September 4, 2010, we incurred merger and integration charges of $536 million related to our acquisitions of PBG and PAS, including $334 million recorded in the PAB segment, $44 million recorded in the Europe segment, $128 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. All of these charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. These charges are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, in the first quarter of 2010, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011. In total, these charges had an after-tax impact of $51 million ($0.03 per share) and $431 million ($0.27 per share)

for the 12 and 36 weeks ended September 4, 2010, respectively. In the second half of 2009, we incurred $50 million of charges related to the merger of PBG and PAS, of which substantially all was paid in 2009.

In the 36 weeks ended September 5, 2009, we incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program. Our Productivity for Growth program was completed in the first half of 2009. These charges were recorded in selling, general and administrative expenses. The program included actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. Substantially all cash payments related to these charges are expected to be paid by the end of 2010.

A summary of our merger and integration activity in 2010 is as follows:

	Severance and Other Employee Costs(a)	Asset Impairment	Other Costs	Total
2010 merger and integration charges	$219	$120	$206	$545
Cash payments	(66)	–	(206)	(272)
Non-cash charges	(65)	(120)	11	(174)

Liability as of September 4, 2010	$88	$–	$11	$99

(a)	Primarily reflects termination costs for approximately 1,140 employees.

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas, diesel fuel and aluminum. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $19 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $577 million as of September 4, 2010 and $169 million as of September 5, 2009. These contracts resulted in net unrealized gains of $7 million as of September 4, 2010 and net unrealized losses of $60 million as of September 5, 2009.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $254 million as of September 4, 2010 and $319 million as of September 5, 2009. These contracts resulted in net losses of $3 million as of September 4, 2010 and $123 million as of September 5, 2009.

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

Our foreign currency derivatives had a total face value of $1.4 billion as of September 4, 2010 and $1.3 billion as of September 5, 2009. The contracts that qualify for hedge accounting resulted in net unrealized losses of $5 million as of September 4, 2010 and $12 million as of September 5, 2009. During the next 12 months, we expect to reclassify net losses of $2 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in net gains of $1 million as of September 4, 2010 and $3 million as of September 5, 2009. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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

The notional amounts of the interest rate derivative instruments outstanding as of September 4, 2010 and September 5, 2009 were $9.2 billion and $5.25 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $6 million related to these hedges from accumulated other comprehensive loss into net income.

As of September 4, 2010, approximately 46% of total debt (including indebtedness acquired in our acquisitions of PBG and PAS), after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 57% as of December 26, 2009. In addition to variable rate long-term debt, all debt with maturities of less than one year is categorized as variable for purposes of this measure.

Fair Value Measurements

The fair values of our financial assets and liabilities are categorized as follows:

	9/4/10
	Total	Level 1	Level 2	Level 3
Assets (a)
Available-for-sale securities(b)	$88	$88	$–	$–
Short-term investments – index funds(c)	$147	$147	$–	$–

Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$19	$–	$19	$–
Interest rate derivatives(e)	402	–	402	–
Commodity contracts – other(f)	45	–	45	–
Commodity contracts – futures(g)	1	1	–	–

	$467	$1	$466	$–

Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$6	$–	$6	$–
Interest rate derivatives(e)	56	–	56	–
Commodity contracts – other(f)	6	–	6	–
Prepaid forward contracts(h)	48	–	48	–

	$116	$–	$116	$–

Total asset derivatives at fair value	$583	$1	$582	$–

Total assets at fair value	$818	$236	$582	$–

Liabilities(a)
Deferred compensation( i)	$553	$147	$406	$–

Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$24	$–	$24	$–
Interest rate derivatives(e)	91	–	91	–
Commodity contracts – other(f)	12	–	12	–
Commodity contracts – futures(g)	27	27	–	–

	$154	$27	$127	$–

Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$5	$–	$5	$–
Interest rate derivatives(e)	97	–	97	–
Commodity contracts – other(f)	8	–	8	–
Commodity contracts – futures(g)	1	1	–	–

	$111	$1	$110	$–

Total liability derivatives at fair value	$265	$28	$237	$–

Total liabilities at fair value	$818	$175	$643	$–

(a)	Financial assets are classified on our balance sheet within other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet within other current liabilities and other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(g)	Based on average prices on futures exchanges.

(h)	Based primarily on the price of our common stock.

(i)	Based on the fair value of investments corresponding to employees’ investment elections.

The fair value of our debt obligations as of September 4, 2010 was $25.9 billion, based upon prices of similar instruments in the marketplace.

	9/5/09
	Total	Level 1	Level 2	Level 3
Assets(a)
Available-for-sale securities(b)	$60	$60	$–	$–
Short-term investments – index funds(c)	$111	$111	$–	$–

Derivatives designated as hedging instruments:
Forward exchange contracts(d)	$18	$–	$18	$–
Interest rate derivatives(e)	202	–	202	–
Commodity contracts – other(f)	3	–	3	–

	$223	$–	$223	$–
Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$7	$–	$7	$–
Commodity contracts – other(f)	5	–	5	–
Prepaid forward contracts(h)	43	–	43	–

	$55	$–	$55	$–

Total asset derivatives at fair value	$278	$–	$278	$–

Total assets at fair value	$449	$171	$278	$–

Liabilities(a)
Deferred compensation( i)	$452	$107	$345	$–

Derivatives designated as hedging instruments:

Forward exchange contracts(d)	$30	$–	$30	$–
Interest rate swaps(e)	67	–	67	–
Commodity contracts – other(f)	14	–	14	–
Commodity contracts – futures(g)	49	49	–	–

	$160	$49	$111	$–

Derivatives not designated as hedging instruments:
Forward exchange contracts(d)	$4	$–	$4	$–
Commodity contracts – other(f)	109	–	109	–
Commodity contracts – futures(g)	19	19	–	–

	$132	$19	$113	$–

Total liability derivatives at fair value	$292	$68	$224	$–

Total liabilities at fair value	$744	$175	$569	$–

(a)	Financial assets are classified on our balance sheet as other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet as other liabilities.

(b)	Based on the price of common stock.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability.

(d)	Based on observable market transactions of spot and forward rates.

(e)	Based on LIBOR and recently reported transactions in the marketplace.

(f)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(g)	Based on average prices on futures exchanges.

(h)	Based primarily on the price of our common stock.

(i)	Based on the fair value of investments corresponding to employees’ investment elections.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	12 Weeks Ended 9/4/10
	Losses/(Gains) Recognized in Income Statement	Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss	Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a)	$5
Interest rate derivatives(b)	(135)
Prepaid forward contracts(a)	(2)
Commodity contracts(a)	(15)

Total	$(147)

Cash Flow Hedges
Forward exchange contracts(c)		$17	$10
Commodity contracts(c)		(32)	12
Interest rate derivatives(b)		62	–

Total		$47	$22

	36 Weeks Ended 9/4/10
	Gains Recognized in Income Statement	Losses Recognized in Accumulated Other Comprehensive Loss	Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a)	$–
Interest rate derivatives(b)	(195)
Prepaid forward contracts(a)	(4)
Commodity contracts(a)	(58)

Total	$(257)

Cash Flow Hedges
Forward exchange contracts(c)		$9	$32
Commodity contracts(c)		26	28
Interest rate derivatives(b)		98	–

Total		$133	$60

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

	12 Weeks Ended 9/5/09
	Gains Recognized in Income Statement	Losses Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a)	$(32)
Commodity contracts(a)	(29)
Interest rate swaps(b)	(93)
Prepaid forward contracts(a)	(2)

Total	$(156)

Cash Flow Hedges
Forward exchange contracts(c)		$16	$(10)
Commodity contracts(c)		20	25
Interest rate derivatives(b)		66	–

Total		$102	$15

	36 Weeks Ended 9/5/09
	(Gains)/Losses Recognized in Income Statement	Losses Recognized in Accumulated Other Comprehensive Loss	(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement
Fair Value/Non-designated Hedges
Forward exchange contracts(a)	$(31)
Commodity contracts(a)	(191)
Interest rate swaps(b)	171
Prepaid forward contracts(a)	(2)

Total	$(53)

Cash Flow Hedges
Forward exchange contracts(c)		$67	$(62)
Commodity contracts(c)		14	58
Interest rate derivatives(b)		66	–

Total		$147	$(4)

(a)	Included in corporate unallocated expenses.

(b)	Included in interest expense in our income statement.

(c)	Included in cost of sales in our income statement.

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

Our operations outside of the United States generate approximately 45% of our net revenue. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended September 4, 2010, unfavorable foreign currency reduced net revenue growth by 1 percentage point, primarily due to depreciation of the Venezuelan bolivar fuerte (bolivar), euro and British pound, partially offset by appreciation of the Mexican peso. During the 36 weeks ended September 4, 2010, favorable foreign currency contributed 1 percentage point to net revenue growth, primarily due to appreciation of the Mexican peso, Canadian dollar and Brazilian real, partially offset by depreciation of the Venezuelan bolivar. Currency declines against the U.S. dollar which are not offset could adversely impact our future results. At September 4, 2010, we estimate that an unfavorable 10% change in the exchange rates (relative to the contract rates on our hedges) would have increased our net unrealized losses on outstanding foreign currency derivatives that qualify for hedge accounting by $105 million.

In addition, we continue to use the official exchange rate to remeasure the financial statements of our snack and beverage businesses in Venezuela. We use the official rate as we currently intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses are reported under hyperinflationary accounting. This determination was made based upon Venezuela’s National Consumer Price Index (NCPI) which indicated cumulative inflation in Venezuela in excess of 100% for the three-year period ended November 30, 2009. Consequently, the functional currency of our Venezuelan entities changed from the bolivar to the U.S. dollar. Effective January 11, 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per dollar to 4.3 bolivars per dollar; however, certain activities are permitted to access an exchange rate of 2.6 bolivars per dollar. Effective June 2010, the Central Bank of Venezuela began accepting and approving applications, under certain conditions, for non-CADIVI exchange transactions at the weighted-average implicit exchange rate obtained from the Transaction System for Foreign Currency Denominated Securities (“SITME”). As of September 4, 2010, this rate was 5.3 bolivars per dollar. We continue to use all available options, including CADIVI, SITME and bond auctions, to obtain U.S. dollars to meet our operational needs. In 2010, the majority of our transactions continue to be remeasured at the 4.3 exchange rate, and as a result of the change to hyperinflationary accounting and the devaluation of the bolivar, we recorded a one-time net charge of $120 million in the first quarter of 2010. In the 12 and 36 weeks ended September 4, 2010, our operations in Venezuela generated less than 1% of our net revenue.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. As of September 4, 2010, a 10% decrease in the underlying commodity price would have increased our net unrealized losses in the fair value of commodity derivative instruments that qualify for hedge accounting by $58 million. As of September 4, 2010, a 10% decrease in the underlying commodity price would have increased our net losses in the fair value of commodity derivative instruments that do not qualify for hedge accounting by $25 million.

See Financial Instruments in the Notes to the Condensed Consolidated Financial Statements for further discussion of our derivative instruments, including their fair values as of September 4, 2010 and September 5, 2009. Assuming variable rate debt and investment levels as of September 4, 2010, a 1-percentage-point increase in interest rates would have increased full-year net interest expense by $54 million.

Cautionary statements included in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended		36 Weeks Ended
	9/4/10	9/5/09	9/4/10	9/5/09
Operating profit
Mark-to-market net gains	$16	$29	$58	$191
2009 restructuring and impairment charges	$–	$–	$–	$(36)
PBG/PAS merger and integration charges	$(69)	$(1)	$(506)	$(1)
Inventory fair value adjustments	$(17)	$–	$(374)	$–
Venezuela currency devaluation	$–	$–	$(120)	$–
Asset write-off	$–	$–	$(145)	$–
Foundation contribution	$–	$–	$(100)	$–
Bottling equity income
Gain on previously held equity interests	$–	$–	$735	$–
PBG/PAS merger and integration charges	$–	$(8)	$(9)	$(8)
Interest expense
PBG/PAS merger and integration charges	$–	$–	$(30)	$–
Net income attributable to PepsiCo
Mark-to-market net gains	$10	$19	$36	$124
2009 restructuring and impairment charges	$–	$–	$–	$(29)
Gain on previously held equity interests	$–	$–	$958	$–
PBG/PAS merger and integration charges	$(51)	$(8)	$(431)	$(8)
Inventory fair value adjustments	$(11)	$–	$(319)	$–
Venezuela currency devaluation	$–	$–	$(120)	$–
Asset write-off	$–	$–	$(92)	$–
Foundation contribution	$–	$–	$(64)	$–
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains	$0.01	$0.01	$0.02	$0.08
2009 restructuring and impairment charges	$–	$–	$–	$(0.02)
Gain on previously held equity interests	$–	$–	$0.60	$–
PBG/PAS merger and integration charges	$(0.03)	$(0.01)	$(0.27)	$(0.01)
Inventory fair value adjustments	$(0.01)	$–	$(0.20)	$–
Venezuela currency devaluation	$–	$–	$(0.07)	$–
Asset write-off	$–	$–	$(0.06)	$–
Foundation contribution	$–	$–	$(0.04)	$–

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

For the 12 weeks ended September 4, 2010, we recognized $16 million ($10 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. For the 36 weeks ended September 4, 2010, we recognized $58 million ($36 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

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

2009 Restructuring and Impairment Charges

In the 36 weeks ended September 5, 2009, we incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program. The program included actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These initiatives were completed in the second quarter of 2009.

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

PBG/PAS Merger and Integration Charges

In the 12 weeks ended September 4, 2010, we incurred merger and integration charges of $69 million related to our acquisitions of PBG and PAS, including $38 million recorded in the PAB segment, $15 million recorded in the Europe segment and $16 million recorded in corporate unallocated expenses. In the 36 weeks ended September 4, 2010, we incurred merger and integration charges of $536 million related to our acquisitions of PBG and PAS, including $334 million recorded in the PAB segment, $44 million recorded in the Europe segment, $128 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. These charges are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. In total, for the 12 and 36 weeks ended September 4, 2010, these charges had an after-tax impact of $51 million (or $0.03 per share) and $431 million (or $0.27 per share), respectively.

In the 12 and 36 weeks ended September 5, 2009, we incurred $1 million of merger-related charges, as well as an additional $8 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS, recorded in bottling equity income. In total, these charges had an after-tax impact of $8 million (or $0.01 per share).

Inventory Fair Value Adjustments

In the 12 and 36 weeks ended September 4, 2010, we recorded $17 million ($11 million after-tax or $0.01 per share) and $374 million ($319 million after-tax or $0.20 per share), respectively, of incremental costs related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date. Substantially all of these costs were recorded in cost of sales.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended September 4, 2010, total servings increased 8%, as worldwide snacks increased 2.5% and worldwide beverages increased 11%. For the 36 weeks ended September 4, 2010, total servings increased 6%, as worldwide snacks increased 2% and worldwide beverages increased 8%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/4/10	9/5/09	Change	9/4/10	9/5/09	Change
Total net revenue	$15,514	$11,080	40%	$39,683	$29,935	33%

Operating profit
FLNA	$907	$822	10%	$2,522	$2,302	10%
QFNA	126	131	(5)%	393	438	(11)%
LAF	238	199	20%	616	603	2%
PAB	1,017	607	68%	2,042	1,650	24%
Europe	423	318	33%	802	673	19%
AMEA	244	297	(18)%	681	670	2%
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	16	29	(48)%	58	191	(70)%
PBG/PAS merger and integration costs	(16)	(1)	n/m	(128)	(1)	n/m
Venezuela currency devaluation	–	–	–	(129)	–	n/m
Asset write-off	–	–	–	(145)	–	n/m
Foundation contribution	–	–	–	(100)	–	n/m
Other	(155)	(170)	(9)%	(511)	(516)	(1)%

Total operating profit	$2,800	$2,232	25%	$6,101	$6,010	1.5%

Total operating profit margin	18.0%	20.1%	(2.1)	15.4%	20.1%	(4.7)

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

On a reported basis, total operating profit increased 25% and operating margin decreased 2.1 percentage points. Operating profit performance largely reflects the incremental operating results from our acquisitions of PBG and PAS. Additionally, items affecting comparability (see “Items Affecting Comparability”) reduced operating profit by 5 percentage points and contributed 0.7 percentage points to the total operating margin decline.

36 Weeks

On a reported basis, total operating profit increased 1.5% and operating margin decreased 4.7 percentage points. Operating profit performance was impacted primarily by items affecting comparability (see “Items Affecting Comparability”) which reduced operating profit by 23 percentage points and contributed 3.5 percentage points to the total operating margin decline. Operating profit performance also reflects the incremental operating results from our acquisitions of PBG and PAS.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/4/10	9/5/09	Change	9/4/10	9/5/09	Change
Bottling equity income	$10	$146	$(136)	$728	$290	$438

Interest expense, net	$(151)	$(70)	$(81)	$(469)	$(241)	$(228)

Tax rate	27.4%	24.9%		21.7%	25.0%

Net income attributable to PepsiCo	$1,922	$1,717	12%	$4,955	$4,512	10%

Net income attributable to PepsiCo per common share – diluted	$1.19	$1.09	9%	$3.06	$2.87	7%
Mark-to-market net gains	(0.01)	(0.01)		(0.02)	(0.08)
2009 restructuring and impairment charges	–	–		–	0.02
Gain on previously held equity interests	–	–		(0.60)	–
PBG/PAS merger and integration charges	0.03	0.01		0.27	0.01
Inventory fair value adjustments	0.01	–		0.20	–
Venezuela currency devaluation	–	–		0.07	–
Asset write-off	–	–		0.06	–
Foundation contribution	–	–		0.04	–

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$1.22	$1.08 **	13%	$3.08	$2.81 **	10%

Impact of foreign currency translation			1			–

Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*			15%**			10%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Bottling equity income decreased $136 million, primarily reflecting the consolidation of the financial results of the acquired bottlers in connection with our acquisitions of PBG and PAS.

Net interest expense increased $81 million, primarily reflecting higher average debt balances, partially offset by lower average rates on our debt balances.

The reported tax rate increased 2.5 percentage points compared to the prior year, primarily reflecting the favorable resolution of certain foreign tax matters and certain deferred tax adjustments recorded in the prior year.

Net income attributable to PepsiCo increased 12% and net income attributable to PepsiCo per common share increased 9%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 4 percentage points.

36 Weeks

Bottling equity income increased $438 million, primarily reflecting the gain on our previously held equity interests in connection with our acquisitions of PBG and PAS, partially offset by the consolidation of the related financial results of the acquired bottlers.

Net interest expense increased $228 million, primarily reflecting higher average debt balances and bridge and term financing costs in connection with our acquisitions of PBG and PAS, partially offset by lower average rates on our debt balances.

The reported tax rate decreased 3.3 percentage points compared to the prior year, primarily reflecting the impact of our acquisitions of PBG and PAS, which includes the reversal of deferred taxes attributable to our previously held equity interests in PBG and PAS, as well as the favorable resolution of certain tax matters in the first quarter of 2010.

Net income attributable to PepsiCo increased 10% and net income attributable to PepsiCo per common share increased 7%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 3 percentage points.

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

Net Revenue 12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
September 4, 2010	$3,244	$407	$1,542	$5,792	$2,762	$1,767	$15,514
September 5, 2009	$3,198	$418	$1,396	$2,656	$1,874	$1,538	$11,080
% Impact of:
Volume(a)	0.5%	(1)%	5%	*	*	9%	*
Effective net pricing(b)	–	(2)	7	*	*	3	*
Foreign exchange	1	1	(2)	–	(8)	2	(1)
Acquisitions	–	–	–	*	*	1	*

% Change(c)	1.5%	(3)%	10%	118%	47%	15%	40%

Net Revenue 36 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
September 4, 2010	$9,506	$1,266	$4,063	$14,105	$6,171	$4,572	$39,683
September 5, 2009	$9,336	$1,299	$3,641	$7,362	$4,463	$3,834	$29,935
% Impact of:
Volume(a)	1%	(1)%	3%	*	*	11%	*
Effective net pricing(b)	–	(3)	6	*	*	4	*
Foreign exchange	1	1	3	–	–	4	1
Acquisitions	–	–	–	*	*	1	*

% Change(c)	2%	(3)%	12%	92%	38%	19%	33%

(a)	Excludes the impact of acquisitions. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

*	It is impractical to separately determine and quantify the impact of our acquisitions of PBG and PAS from changes in our pre-existing beverage business since we now manage these businesses as an integrated system.

Frito-Lay North America

	12 Weeks Ended		%		36 Weeks Ended		%
	9/4/10	9/5/09	Change		9/4/10	9/5/09	Change
Net revenue	$3,244	$3,198	1.5		$9,506	$9,336	2

Impact of foreign currency translation			(1)				(1)

Net revenue growth, on a constant currency basis*			1	**			1

Operating profit	$907	$822	10		$2,522	$2,302	10
2009 restructuring and impairment charges	–	–			–	2

Operating profit, excluding above item*	$907	$822	10		$2,522	$2,304	9

Impact of foreign currency translation			(1)				(1)

Operating profit growth excluding above item, on a constant currency basis*			10	**			9 **

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Pound volume declined 2%, primarily due to the overlap of the 2009 “20% More Free” promotion. Net revenue grew 1.5%, reflecting mid-single-digit revenue growth in trademark Lay’s, double-digit revenue growth in trademark Ruffles and high-single-digit revenue growth in variety packs. These gains were partially offset by a double-digit decline in SunChips. Foreign currency contributed almost 1 percentage point to the net revenue growth.

Operating profit grew 10%, reflecting lower commodity costs, primarily cooking oil and fuel, as well as the net revenue growth.

36 Weeks

Pound volume declined 1.5%, primarily due to the overlap of the 2009 “20% More Free” promotion. Net revenue grew 2%, reflecting high-single-digit revenue growth in trademark Lay’s and trademark Ruffles and double-digit revenue growth in variety packs. These gains were partially offset by a double-digit decline in SunChips. Foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit grew 10%, reflecting lower commodity costs, primarily cooking oil.

Quaker Foods North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/4/10	9/5/09	Change	9/4/10	9/5/09	Change
Net revenue	$407	$418	(3)	$1,266	$1,299	(3)

Impact of foreign currency translation			(1)			(1)

Net revenue growth, on a constant currency basis*			(3.5)**			(4)

Operating profit	$126	$131	(5)	$393	$438	(11)
2009 restructuring and impairment charges	–	–		–	1

Operating profit, excluding above item*	$126	$131	(5)	$393	$439	(11)

Impact of foreign currency translation			–			(1)

Operating profit growth excluding above item, on a constant currency basis*			(5.5)**			(11)**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue declined 3% and volume declined 1%. The volume decline primarily reflects high-single-digit declines in trademark Roni and low-single-digit declines in Oatmeal, partially offset by a mid-single-digit increase in ready-to-eat cereals. Unfavorable net pricing also contributed to the net revenue decline. Favorable foreign currency positively contributed nearly 1 percentage point to the net revenue performance.

Operating profit declined 5%, primarily reflecting the net revenue performance.

36 Weeks

Net revenue declined 3% and volume declined 1%. The volume decline primarily reflects low-single-digit declines in Oatmeal. Unfavorable net pricing and mix also contributed to the net revenue decline. Favorable foreign currency positively contributed over 1 percentage point to the net revenue performance.

Operating profit declined 11%, reflecting the net revenue performance, as well as insurance settlement recoveries recorded in the prior year related to the Cedar Rapids flood, which negatively impacted operating profit performance by over 4 percentage points.

Latin America Foods

	12 Weeks Ended		%	36 Weeks Ended		%
	9/4/10	9/5/09	Change	9/4/10	9/5/09	Change
Net revenue	$1,542	$1,396	10	$4,063	$3,641	12

Impact of foreign currency translation			2			(3)

Net revenue growth, on a constant currency basis*			12			9

Operating profit	$238	$199	20	$616	$603	2
2009 restructuring and impairment charges	–	–		–	3

Operating profit, excluding above item*	$238	$199	20	$616	$606	2

Impact of foreign currency translation			2			1

Operating profit growth excluding above item, on a constant currency basis*			22			3

*	See “Non-GAAP Measures”

12 Weeks

Volume grew 5%, primarily reflecting a double-digit increase in Brazil and a high-single-digit increase at Sabritas in Mexico. Additionally, Gamesa in Mexico grew at a low-single-digit rate.

Net revenue increased 10%, primarily reflecting favorable effective net pricing and the volume growth. Unfavorable foreign currency reduced net revenue growth by 2 percentage points, driven primarily by a 6-percentage-point unfavorable impact from Venezuela.

Operating profit increased 20%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Unfavorable foreign currency reduced operating profit growth by 2 percentage points, driven primarily by a 7-percentage-point unfavorable impact from Venezuela.

36 Weeks

Volume grew 3%, primarily reflecting mid-single-digit increases in Brazil and at Sabritas in Mexico. Additionally, Gamesa in Mexico grew slightly.

Net revenue increased 12%, primarily reflecting favorable effective net pricing and the volume growth. Net revenue growth reflected nearly 3 percentage points of favorable foreign currency, which was net of a 6-percentage-point unfavorable impact from Venezuela.

Operating profit increased 2%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. An unfavorable legal settlement in the second quarter of this year reduced operating profit growth by 2 percentage points. Unfavorable foreign currency reduced operating profit growth by 1 percentage point, driven primarily by a 9-percentage-point unfavorable impact from Venezuela.

PepsiCo Americas Beverages

	12 Weeks Ended		%		36 Weeks Ended		%
	9/4/10	9/5/09	Change		9/4/10	9/5/09	Change
Net revenue	$5,792	$2,656	118		$14,105	$7,362	92

Impact of foreign currency translation			–				–

Net revenue growth, on a constant currency basis*			118				92

Operating profit	$1,017	$607	68		$2,042	$1,650	24
2009 restructuring and impairment charges	–	–			–	16
PBG/PAS merger and integration costs	38	–			334	–
Inventory fair value adjustments	17	–			334	–
Venezuela currency devaluation	–	–			(9)	–

Operating profit, excluding above items*	$1,072	$607	77		$2,701	$1,666	62

Impact of foreign currency translation			2.5				2

Operating profit growth excluding above items, on a constant currency basis*			79	**			64

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Volume increased 13%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, which contributed 8 percentage points to volume growth, as well as incremental volume related to our Dr Pepper Snapple Group (DPSG) manufacturing and distribution agreement, entered into in connection with our acquisitions of PBG and PAS, which contributed 6 percentage points to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, were unchanged, as a 4% decline in CSD volume was entirely offset by a 5% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a double-digit increase in Gatorade sports drinks and a high-single-digit increase in Lipton ready-to-drink teas, partially offset by a low-single-digit decline in our base Aquafina water business.

Net revenue increased 118%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS.

Reported operating profit increased 68%, primarily reflecting the incremental operating results from our acquisitions of PBG and PAS, partially offset by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 77%. Unfavorable foreign currency reduced operating profit performance by 2.5 percentage points, driven primarily by an almost 4-percentage-point unfavorable impact from Venezuela.

36 Weeks

Volume increased 8%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, which contributed 6 percentage points to volume growth, as well as incremental volume related to our DPSG manufacturing and distribution agreement, which contributed 5 percentage points to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, decreased 2%, driven by a 3% decline in CSD volume, partially offset by a slight increase in non-carbonated beverage volume. The non-carbonated beverage volume performance primarily reflected mid-single-digit increases in Gatorade sports drinks and Lipton ready-to-drink teas, partially offset by a high-single-digit decline in our base Aquafina water business.

Net revenue increased 92%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS.

Reported operating profit increased 24%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 62%, largely reflecting the incremental operating results from our acquisitions of PBG and PAS. Unfavorable foreign currency reduced operating profit performance by 2 percentage points, driven primarily by a 4-percentage-point unfavorable impact from Venezuela.

Europe

	12 Weeks Ended		%	36 Weeks Ended		%
	9/4/10	9/5/09	Change	9/4/10	9/5/09	Change
Net revenue	$2,762	$1,874	47	$6,171	$4,463	38

Impact of foreign currency translation			8			–

Net revenue growth, on a constant currency basis*			55			38

Operating profit	$423	$318	33	$802	$673	19
2009 restructuring and impairment charges	–	–		–	1
PBG/PAS merger and integration costs	15	–		44	–
Inventory fair value adjustments	–	–		40	–

Operating profit, excluding above items*	$438	$318	38	$886	$674	31

Impact of foreign currency translation			7			–

Operating profit growth excluding above items, on a constant currency basis*			45			32	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Snacks volume grew 3%, primarily reflecting high-single-digit growth in Russia, double-digit growth in Turkey and France, and mid-single-digit growth at Walkers in the United Kingdom. These gains were partially offset by a double-digit decline in Romania and a low-single-digit decline in Spain.

Beverage volume increased 17%, partly reflecting incremental brands related to our acquisitions of PBG and PAS, which contributed 7 percentage points to the volume growth. Double-digit increases in Russia, the United Kingdom and Turkey also contributed to the beverage volume growth and were partially offset by a double-digit decline in Romania.

Net revenue grew 47%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Unfavorable foreign currency reduced net revenue growth by 8 percentage points.

Operating profit grew 33%, primarily reflecting the incremental operating results from our acquisitions of PBG and PAS. Operating profit growth was also adversely impacted by PBG/PAS merger and integration costs (see “Items Affecting Comparability”). Excluding PBG/PAS merger and integration costs, operating profit increased 38%. Unfavorable foreign currency reduced operating profit performance by 7 percentage points.

36 Weeks

Snacks volume increased 1%, reflecting a double-digit increase in France, a high-single-digit increase in Quaker in the United Kingdom and a low-single-digit increase in Walkers. These gains were partially offset by a double-digit decline in Romania and a low-single-digit decline in Spain. Additionally, Russia experienced low-single-digit growth.

Beverage volume increased 10%, partly reflecting incremental brands related to our acquisitions of PBG and PAS, which contributed 5 percentage points to the volume growth. Double-digit increases in Russia and Turkey, as well as high-single-digit increases in the United Kingdom, France and Germany were partially offset by a mid-single-digit decline in the Ukraine and a double-digit decline in Romania.

Net revenue grew 38%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Unfavorable foreign currency had a nominal impact on net revenue performance.

Operating profit grew 19%, primarily reflecting incremental operating results from our acquisitions of PBG and PAS. Operating profit growth was also adversely impacted by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 31%. Unfavorable foreign currency had a nominal impact on operating profit performance.

Asia, Middle East & Africa

	12 Weeks Ended		%	36 Weeks Ended		%
	9/4/10	9/5/09	Change	9/4/10	9/5/09	Change

Net revenue	$1,767	$1,538	15	$4,572	$3,834	19

Impact of foreign currency translation			(2)			(4)

Net revenue growth, on a constant currency basis*			13			15

Operating profit	$244	$297	(18)	$681	$670	2
2009 restructuring and impairment charges	–	–		–	13

Operating profit, excluding above item*	$244	$297	(18)	$681	$683	–

Impact of foreign currency translation			(2)			(4)

Operating profit growth excluding above item, on a constant currency basis*			(19)**			(4)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Snacks volume grew 16%, reflecting broad-based increases driven by double-digit growth in the Middle East, India and China. Additionally, Australia grew volume at a mid-single-digit rate. Acquisitions contributed 1.5 percentage points to snacks volume growth.

Beverage volume grew 4%, driven by high-single-digit growth in China, partially offset by a high-single-digit decline in the Middle East. Additionally, India grew at a low-single-digit rate. Acquisitions had a nominal impact on beverage volume growth.

Net revenue grew 15%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed nearly 2 percentage points to net revenue growth and acquisitions contributed 1 percentage point.

Operating profit declined 18%, reflecting higher commodity costs and increased investments in strategic markets, partially offset by the net revenue growth. The net impact of acquisitions and divestitures reduced operating profit growth by 22 percentage points, primarily as a result of a one-time gain in the prior year associated with the contribution of our snacks business in Japan to form a joint venture with Calbee Foods Company (Calbee). Favorable foreign currency positively contributed nearly 2 percentage points to the operating profit performance.

36 Weeks

Snacks volume grew 15%, reflecting broad-based increases driven by double-digit growth in India, the Middle East and China, partially offset by a low-single-digit decline in Australia. Acquisitions contributed nearly 3 percentage points to snacks volume growth.

Beverage volume grew 7%, driven by double-digit growth in India and China, partially offset by a mid-single-digit decline in the Middle East. Acquisitions had a nominal impact on beverage volume growth.

Net revenue grew 19%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 4 percentage points to net revenue growth and acquisitions contributed 1 percentage point.

Operating profit grew 2%, driven primarily by the net revenue growth, partially offset by higher commodity costs and increased investments in strategic markets. The net impact of acquisitions and divestitures reduced operating profit growth by 10 percentage points, primarily as a result of the one-time gain in the prior year associated with the contribution of our snacks business in Japan to form a joint venture with Calbee. The absence of restructuring and impairment charges in the current year contributed 2 percentage points to operating profit growth and favorable foreign currency contributed nearly 4 percentage points.

Our Liquidity and Capital Resources

We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. However, there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us.

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of September 4, 2010, our operations in Venezuela comprised 4% of our cash and cash equivalents balance.

Operating Activities

During the 36 weeks in 2010, net cash provided by operating activities was $5.8 billion, compared to net cash provided of $4.4 billion in the prior year period. The increase over the prior year reflects the incremental operating results from our acquisitions of PBG and PAS, as well as favorable working capital comparisons to the prior year. Additionally, the operating cash flow performance in the current year reflected discretionary pension contributions of $1.2 billion compared to a $1 billion discretionary contribution in the prior year period. Operating cash flow performance in 2010 was also impacted by a $0.1 billion contribution to The PepsiCo Foundation, Inc., $0.3 billion of payments for merger and integration costs related to our acquisitions of PBG and PAS and $29 million of payments for 2009 restructuring charges. We expect net cash provided by operating activities to be about $8.0 billion in 2010.

Investing Activities

During the 36 weeks, net cash used for investing activities was $5.4 billion, primarily reflecting $2.8 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisitions of PBG and PAS, as well as $0.9 billion of cash paid in connection with our manufacturing and distribution agreement with DPSG. Additionally, we used $1.6 billion for net capital spending in the current year. We expect to invest about $3.3 billion in net capital spending in 2010.

Financing Activities

During the 36 weeks, net cash provided by financing activities was $1.5 billion, primarily reflecting proceeds from issuances of long-term debt of $4.2 billion in connection with our acquisitions of PBG and PAS and net proceeds from short-term borrowings of $3.4 billion, mostly offset by the return of operating cash flow to our shareholders through share repurchases and dividend payments of $6.6 billion.

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

	36 Weeks Ended
	9/4/10	9/5/09
Net cash provided by operating activities	$5,788	$4,403
Capital spending	(1,670)	(1,138)
Sales of property, plant and equipment	55	33

Management operating cash flow	4,173	3,298
Discretionary pension contributions (after-tax)	768	640
Payments related to 2009 restructuring charges	29	183
PBG/PAS merger and integration payments (after-tax)	233	–
Foundation contribution (after-tax)	64	–
Capital investments related to the PBG/PAS integration	33	–

Management operating cash flow excluding above items	$5,300	$4,121

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

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates. On February 24, 2010, Moody’s Investors Service (Moody’s) lowered the corporate credit rating of PepsiCo and its supported subsidiaries and the rating of PepsiCo’s senior unsecured long-term debt to Aa3 from Aa2. Moody’s rating for PepsiCo’s short-term indebtedness was confirmed at Prime-1 and the outlook is stable. On March 17, 2010, Standard & Poor’s Ratings Services (S&P) lowered PepsiCo’s corporate credit rating to A from A+ and lowered the rating of PepsiCo’s senior unsecured long-term debt to A- from A+. S&P’s rating for PepsiCo’s short-term indebtedness was confirmed at A-1 and the outlook is stable. Any downgrade of our credit ratings by either Moody’s or S&P, including any downgrade to below investment grade, could increase our future borrowing costs.

See Debt Obligations and Commitments in the Notes to the Condensed Consolidated Financial Statements, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Debt Obligations

See Debt Obligations and Commitments in the Notes to the Condensed Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 4, 2010, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 4, 2010 and September 5, 2009, and the Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 4, 2010 and September 5, 2009. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

/s/ KPMG LLP

New York, New York

October 7, 2010

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks“ and Financial Instruments in the Notes to the Condensed Consolidated Financial Statements. In addition, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December  26, 2009.

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

During our third fiscal quarter of 2010, we continued migrating certain of our financial processing systems to SAP software. This software implementation is part of our ongoing global business transformation initiative, and we plan to continue implementing such software throughout other parts of our businesses over the course of the next few years. In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2010, our $8.0 billion repurchase program, authorized by our Board of Directors and publicly announced on May 2, 2007, expired. On March 15, 2010, we publicly announced that our Board of Directors authorized the repurchase of up to $15.0 billion of PepsiCo common stock through June 30, 2013 under a new repurchase program.

A summary of our common stock repurchases (in millions, except average price per share) during the third quarter is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions, other than 230,000 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
2007 Repurchase Program
6/13/10 – 6/30/10	2.3	$62.98	2.3

Total	2.3	62.98	2.3	–

2010 Repurchase Program
6/12/10				$15,000
7/1/10 – 7/10/10	0.8	62.03	0.8	(50)

				14,950
7/11/10 – 8/7/10	9.4	64.41	9.4	(606)

				14,344
8/8/10 – 9/4/10	3.8	65.82	3.8	(247)

Total	14.0	64.65	14.0	14,097

Total Repurchase Programs	16.3	$64.42	16.3	$14,097

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
6/12/10
6/13/10 – 7/10/10	–	$–	N/A	N/A
7/11/10 – 8/7/10	600	326.38	N/A	N/A
8/8/10 – 9/4/10	800	321.67	N/A	N/A

Total	1,400	$323.69	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 64.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: October 7, 2010	/s/ Peter A. Bridgman
Peter A. Bridgman
Senior Vice President and Controller

Date: October 7, 2010	/s/ Thomas H. Tamoney, Jr.
Thomas H. Tamoney, Jr.
Senior Vice President, Deputy General
Counsel and Assistant Secretary
(Duly Authorized Officer)

INDEX TO EXHIBITS

ITEM 6

EXHIBITS

Exhibit 3.1	Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-66632).

Exhibit 3.2	By-Laws of PepsiCo, Inc., as amended on September 24, 2010, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo’s Current Report on Form 8-K dated September 28, 2010.

Exhibit 4.1

Form of PepsiCo Guarantee of Pepsi-Cola Metropolitan Bottling Company, Inc.’s 7.00% Notes due 2029, 7.625% Notes due 2015, 7.29% Notes due 2026, 7.44% Notes due 2026, 4.50% Notes due 2013, 5.625% Notes due 2011, 5.75% Notes due 2012, 4.375% Notes due 2014, 4.875% Notes due 2015, 5.00% Notes due 2017, 5.50% Notes due 2035 and Bottling Group, LLC’s 5.00% Notes due 2013, 4.125% Notes due 2015, 5.50% Notes due 2016 and 5.125% Notes due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated October 5, 2010.

Exhibit 10.1	Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted June 28, 2010.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) Notes to the Condensed Consolidated Financial Statements.