Form 10-K
period 2010-12-25
PEPSICO INC
filed 2011-02-18
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo are affiliates of PepsiCo) as of June 11, 2010, the last day of business of our most recently completed second fiscal quarter, was $101,306,369,191 (based on the closing sale price of PepsiCo’s Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of PepsiCo Common Stock outstanding as of February 11, 2011 was 1,586,503,366.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 4, 2011 Annual Meeting of Shareholders	III

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 25, 2010

PART I

Item 1.	Business.

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.

We are a leading global food, snack and beverage company. Our brands – which include Quaker Oats, Tropicana, Gatorade, Lay’s and Pepsi – are household names that stand for quality throughout the world. As a global company, we also have strong regional brands such as Walkers, Gamesa and Sabritas. Either independently or through contract manufacturers, we make, market and sell a variety of convenient, enjoyable and wholesome foods and beverages in over 200 countries. Our portfolio includes oat, rice and grain-based foods, as well as carbonated and non-carbonated beverages. Our largest operations are in North America (United States and Canada), Mexico, Russia and the United Kingdom.

We are united by our unique commitment to Performance with Purpose, which means delivering sustainable growth by investing in a healthier future for people and our planet. Our goal is to continue to build a balanced portfolio of enjoyable and wholesome foods and beverages, find innovative ways to reduce the use of energy, water and packaging and provide a great workplace for our associates. Additionally, we are committed to respecting, supporting and investing in the local communities where we operate by hiring local people, creating products designed for local tastes and partnering with local farmers, governments and community groups. We make this commitment because we are a responsible company, and a healthier future for all people and our planet means a more successful future for PepsiCo.

In recognition of our continuing sustainability efforts, we were again included on the Dow Jones Sustainability North America Index and the Dow Jones Sustainability World Index in September 2010. These indices are compiled annually.

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

Our four business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,
•	QFNA,
•	LAF,
•	PAB,
•	Europe, and
•	AMEA.

See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.

Frito-Lay North America

Either independently or through contract manufacturers, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips, Quaker Chewy granola bars and SunChips multigrain snacks. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads. FLNA’s net revenue was $13.4 billion, $13.2 billion and $12.5 billion in 2010, 2009 and 2008, respectively, and approximated 23%, 31% and 29% of our total net revenue in 2010, 2009 and 2008, respectively.

Quaker Foods North America

Either independently or through contract manufacturers, QFNA makes, markets and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Cap’n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $1.8 billion in 2010 and $1.9 billion in both 2009 and 2008 and approximated 3% of our total net revenue in 2010 and 4% of our total net revenue in both 2009 and 2008.

Latin America Foods

Either independently or through contract manufacturers, LAF makes, markets and sells a number of snack food brands including Doritos, Marias Gamesa, Cheetos, Ruffles, Emperador, Saladitas, Sabritas and Lay’s, as well as many Quaker-brand cereals and snacks. These branded products are sold to independent distributors and retailers. LAF’s net revenue was $6.3 billion, $5.7 billion and $5.9 billion in 2010, 2009 and 2008, respectively and approximated 11%, 13% and 14% of our total net revenue in 2010, 2009 and 2008, respectively.

PepsiCo Americas Beverages

Either independently or through contract manufacturers, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, 7UP (outside the U.S.), Tropicana Pure Premium, Electropura, Sierra Mist, Epura and Mirinda. PAB also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its independent bottlers and markets this brand. Furthermore, PAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper and Crush. PAB sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PAB’s net revenue was $20.4 billion, $10.1 billion and $10.9 billion in 2010, 2009 and 2008, respectively, and approximated 35%, 23% and 25% of our total net revenue in 2010, 2009 and 2008, respectively.

See Note 15 for additional information about our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) in 2010.

Europe

Either independently or through contract manufacturers, Europe makes, markets and sells a number of leading snack foods including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-brand cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or through contract manufacturers, makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, 7UP and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. In addition, Europe licenses the Aquafina water brand to certain of its authorized bottlers. Europe also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Europe’s net revenue was $9.3 billion, $6.7 billion and $6.9 billion in 2010, 2009 and 2008, respectively and approximated 16% of our total net revenue in 2010, 2009 and 2008. See Note 15 for additional information about our acquisitions of PBG and PAS in 2010.

Also see “Acquisition of Wimm-Bill-Dann Foods OJSC” below and Note 15 for additional information about our acquisition of Wimm-Bill-Dann Foods OJSC.

Asia, Middle East & Africa

AMEA makes, markets and sells a number of leading snack food brands including Lay’s, Chipsy, Kurkure, Doritos, Cheetos and Smith’s, through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or through contract manufacturers, AMEA makes, markets and sells many Quaker-brand cereals and snacks. AMEA also makes, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP and Mountain Dew. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. In addition, AMEA licenses the Aquafina water brand to certain of its authorized bottlers. AMEA also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). AMEA’s net revenue was $6.6 billion, $5.6 billion and $5.1 billion in 2010, 2009 and 2008, respectively and approximated 12%, 13% and 12% of our total net revenue in 2010, 2009 and 2008, respectively.

New Organizational Structure

Beginning in the first quarter of 2011, we realigned certain of our reportable segments to reflect changes in management responsibility. As a result, as of the beginning of our 2011 fiscal year, our Quaker snacks business in North America will be reported within our QFNA segment. Prior to this change, Quaker snacks in North America was reported as part of our FLNA segment. Additionally, as of the beginning of the first quarter of 2011, our South Africa snacks business will be reported within our Europe segment. Prior to this change, this business was reported as part of our AMEA segment. These changes did not impact our other existing reportable segments. Our historical segment reporting will be reclassified in 2011 to reflect the new organizational structure. The reportable segment amounts and discussions reflected in this Form 10-K reflect the management reporting that existed through the end of our 2010 fiscal year.

Acquisition of Wimm-Bill-Dann Foods OJSC

On February 3, 2011, we announced that we had completed the previously announced acquisition of ordinary shares, American Depositary Shares, and Global Depositary Shares of Wimm-Bill-Dann Foods OJSC, a company incorporated in the Russian Federation (WBD), which represent in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion. The acquisition increased PepsiCo’s total ownership of WBD to approximately 77%. See Note 15 for additional information about our acquisition of WBD.

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

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are apple and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils and wheat. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. These ingredients, raw materials and commodities are purchased mainly in the open market. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. The prices we pay for such items are subject to fluctuation. When prices increase, we may or may not pass on such increases to our customers. See Note 10 to our consolidated financial statements for additional information on how we manage our exposure to commodity costs.

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Alegro, Amp Energy, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Cracker Jack, Diet Pepsi, Doritos, Duyvis, Emperador, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, Gamesa, Gatorade, G2, G Series, Grandma’s, Izze, Kurkure, Lay’s, Life, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Mug, Munchies, Naked, Near East, Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi One, Propel, Quaker, Quaker Chewy, Quakes, Red Rock Deli, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, Saladitas, Sakata, Sandora, 7UP and Diet 7UP (outside the United States), Santitas, Sierra Mist, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, Sonric’s, Stacy’s, SunChips, Tonus, Tostitos, Trop 50, Tropicana, Tropicana Pure Premium, Tropicana Twister, V Water, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products, including Dole and Ocean Spray. Joint ventures in which we participate either own or have the right to use certain trademarks, such as Lipton, Starbucks and Sabra. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

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

Our Customers

Our primary customers include wholesale distributors, grocery stores, convenience stores, mass merchandisers, membership stores, authorized independent bottlers and foodservice distributors, including hotels and restaurants. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.

Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2010, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 12% of our total net revenue. Our top five retail customers represented approximately 31% of our 2010 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our independent bottlers (including concentrate sales to PBG and PAS prior to the February 26, 2010 acquisition date) which were used in finished goods sold by them to these retailers. See “Our Customers” and “Our Related Party Bottlers” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for more information on our customers, including our independent bottlers and Note 15 to our consolidated financial statements for additional information about acquisitions of PBG and PAS in 2010.

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

(1)

The categories and category share information in the charts above are as of December 2010 and are defined by the following source of the information: Information Resources, Inc. The above charts exclude data from certain customers such as Wal-Mart that do not report data to this service.

Research and Development

We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities. These activities principally involve the development of new products and improvement in the quality of existing products. In 2010, we created our Global Nutrition Group, led by our Chief Scientific Officer, charged with collaborating with each of our divisions to grow our nutrition portfolio by focusing on four target platforms: fruits and vegetables, grains, dairy and functional nutrition. We also expanded our portfolio of products made with all-natural ingredients, increased the amount of whole grains, fruits, vegetables, nuts, seeds and low-fat dairy in certain of our products and took steps to reduce the average amount of sodium, saturated fat and added sugar per serving in certain of our products. We entered into a long-term collaboration agreement with Senomyx, Inc., a leading company focused on proprietary technologies, to discover and develop sweet enhancers and natural high-potency sweeteners with the intent to bring to the marketplace lower-calorie, great tasting PepsiCo beverages. We invested in agricultural development and the development and implementation of new technologies to both enhance the quality and value of current and proposed product lines and to minimize our impact on the environment, including by building facilities that conserve energy and raw materials and reduce waste and by reviewing our packaging process to continue to reduce total packaging volume, recycle containers, use renewable resources and remove environmentally sensitive materials. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $488 million in 2010, $414 million in 2009 and

$388 million in 2008 and are reported within selling, general and administrative expenses.

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

In the United States, we are required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, The Foreign Corrupt Practices Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws regulating the sales of products in schools, and various other federal statutes and regulations. We are also subject to various state and local statutes and regulations, including California Proposition 65 which requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. Many food and beverage producers who sell products in California, including PepsiCo, may be required to provide warning labels on their products. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.” Outside the United States, we are subject to numerous similar and other laws and regulations, including anti-corruption laws and regulations. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions. We rely on legal and operational compliance programs, as well as local in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business.

Legislation has been enacted in certain U.S. states and in certain of the countries in which our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future. In addition, proposals have been introduced in certain jurisdictions in which we operate which would impose special taxes on products we sell. For example, various federal, state and local government officials have raised the possibility of taxing the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters, to help pay for the cost of certain government programs.

The cost of compliance with U.S. and foreign laws does not have a material financial impact on our operations.

We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater and air emissions, handling and disposal of waters, and, in the United States, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, release and disposal of wastes at on-site and off-site locations. We are committed to meeting all applicable environmental compliance requirements. We and our subsidiaries are subject to environmental remediation obligations in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations of businesses acquired by our subsidiaries. While neither the results of these proceedings nor any indemnification obligations or other liabilities of our subsidiaries in connection therewith can be predicted with certainty, environmental compliance costs have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Employees

As of December 25, 2010, we employed approximately 294,000 people worldwide, including approximately 108,000 people within the United States. Our employment levels are subject to seasonal variations. We or our subsidiaries are a party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are also available free of charge on our Internet site at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will” and variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients, and to expand into adjacent categories. For example, if we are unable to grow our core salty snack brands while expanding into adjacent categories like crackers, bread bites and baked snacks, our growth rate may be adversely affected. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, seasonal consumption cycles, negative publicity resulting from regulatory action or litigation against companies in our industry, a downturn in economic conditions or taxes specifically targeting the consumption of our products. Any of these changes may reduce consumers’ willingness to purchase our products. See also “Any damage to our reputation could have an adverse effect on our business, financial condition and results of operations.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Unfavorable economic conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.” and “Our financial performance could suffer if we are unable to compete effectively.”

Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products and improving the quality of existing products, and the effectiveness of our advertising campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, including the development of our Global Nutrition Group, there can be no assurance as to our continued ability to develop and launch successful new products or variants of existing products, to grow our nutrition business or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Our failure to successfully launch new products could decrease demand for our existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs.

Any damage to our reputation could have an adverse effect on our business, financial condition and results of operations.

Maintaining a good reputation globally is critical to selling our branded products. Product contamination or tampering or the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental standards for all of our operations and activities; the failure to achieve our human, environmental and talent sustainability goals, including our goals with respect to sodium, saturated fat and sugar reduction and the development of our nutrition business; or our environmental impact, including use of agricultural materials, packaging, energy use and waste management, or our responses to any of the foregoing. In addition, water is a limited resource in many parts of the world. Our reputation could be damaged if we do not act responsibly with respect to water use. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

Our financial performance could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where we operate.

Our operations outside of the United States contribute significantly to our revenue and profitability, and we believe that our businesses in developing and emerging markets, particularly China, present an important future growth opportunity for us. However, there can be no assurance that our existing products, variants of our existing products or new products that we develop will be accepted or successful in any particular developing or emerging market, due to local competition, cultural differences or otherwise. If we are unable to expand our businesses in emerging and developing markets as a result of economic and political conditions, increased competition, an inability to acquire or form strategic business alliances or to make necessary infrastructure investments or for any other reason, our financial performance could be adversely affected. Unstable political conditions, civil unrest or other developments and risks in the markets where we operate, including in the Middle East and Egypt, could also have an adverse impact on our business results or financial condition. Factors that could adversely affect our business results in these markets include: import and export restrictions; foreign ownership restrictions; nationalization of our assets; regulations on the repatriation of funds which, from time to time, result in significant cash balances in countries such as Venezuela; and currency hyperinflation or devaluation. In addition, disruption in these markets due to political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products. See also “Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.” and “Our financial performance could suffer if we are unable to compete effectively.”

Trade consolidation or the loss of any key customer could adversely affect our financial performance.

We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, as well as other retailers, to effectively compete. There is a greater concentration of our customer base around the world, generally due to the continued consolidation of retail trade and the loss of any of our key customers, including Wal-Mart, could have an adverse effect on our financial performance. In addition, as retail ownership becomes more concentrated, retailers demand lower pricing and increased promotional programs. Further, as larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in: food and drug laws; laws related to advertising and deceptive marketing practices; accounting standards; taxation requirements, including taxes specifically targeting the consumption of our products; competition laws; privacy laws; and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

Governmental entities or agencies in jurisdictions where we operate may also impose new labeling, product or production requirements, or other restrictions. For example, studies are underway by various regulatory authorities and others to assess the effect on humans due to acrylamide in the diet. Acrylamide is a chemical compound naturally formed in a wide variety of foods when they are cooked (whether commercially or at home), including french fries, potato chips, cereal, bread and coffee. It is believed that acrylamide may cause cancer in laboratory animals when consumed in significant amounts. Studies are also underway by third parties to assess the health implications of carbonated soft drink consumption. If consumer concerns about acrylamide or carbonated soft drinks increase as a result of these studies, other new scientific evidence, or for any other reason, whether or not valid, demand for our products could decline and we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could have an adverse effect on our business, financial condition or results of operations.

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

In addition, we and our subsidiaries are party to a variety of legal and environmental remediation obligations arising in the normal course of business, as well as environmental remediation, product liability, toxic tort and related indemnification proceedings in connection with certain historical activities and contractual obligations of businesses acquired by our subsidiaries. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on current and former properties of ours and our subsidiaries, the potential exists for remediation, liability and indemnification costs to differ materially from the costs we have estimated. We cannot assure you that our costs in relation to these matters will not exceed our established liabilities or otherwise have an adverse effect on our results of operations. See also “Item 1. Business—Regulatory Environment and Environmental Compliance.”

If we are not able to build and sustain proper information technology infrastructure, successfully implement our ongoing business transformation initiative or outsource certain functions effectively, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, or the loss of sensitive data through security breach or otherwise.

We have embarked on multi-year business transformation initiatives to migrate certain of our financial processing systems to an enterprise-wide systems solution. There can be no certainty that these initiatives will deliver the expected benefits. The failure to deliver our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

In addition, we have outsourced certain information technology support services and administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers that we outsource these functions to do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach or otherwise, or harm employee morale.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

Unfavorable economic conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.

Many of the countries in which we operate, including the United States, have experienced and continue to experience unfavorable economic conditions. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates or tax rates; volatile commodity markets; contraction in the availability of credit in the marketplace, potentially impairing our ability to access the capital markets on terms commercially acceptable to us; the effects of government initiatives to manage economic conditions; reduced demand for our products resulting from a slow-down in the general global economy or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other economy products, or to less profitable channels; or a decrease in the fair value of pension assets that could increase future employee benefit costs and/or funding requirements of our pension plans. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our business results or financial condition.

Fluctuations in foreign exchange rates may have an adverse impact on our business results or financial condition.

We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our foreign subsidiaries are translated into U.S. dollars. In 2010, our operations outside of the U.S. generated a significant portion of our net revenue. Fluctuations in foreign exchange rates may therefore adversely impact our business results or financial condition. See also “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements.

Our financial performance could suffer if we are unable to compete effectively.

The food and beverage industries in which we operate are highly competitive. We compete with major international food and beverage companies that, like us, operate in multiple geographic areas, as well as regional, local and private label manufacturers and other value competitors. In many countries where we do business, including the United States, The Coca-Cola Company, is our primary beverage competitor. We compete on the basis of brand recognition, price, quality, product variety, distribution, marketing and promotional activity, convenience, service and the ability to identify and satisfy consumer preferences. If we are unable to compete effectively, we may be unable to gain or maintain share of sales or gross margins in the global market or in various local markets. This may have a material adverse impact on our revenues and profit margins. See also “Unfavorable economic conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.”

Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.

We and our business partners use various raw materials and other supplies in our business, including apple and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruits and other fruits, oats, oranges, potatoes, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resin used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities due to their use in our plants and in the trucks delivering our products. Some of these raw materials and supplies are available from a limited number of suppliers. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating results. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Certain of these derivatives that do not qualify for hedge accounting treatment can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities. See also “Unfavorable economic conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.” and “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements.

Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.

Our ability and that of our suppliers, business partners, including our independent bottlers, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to adverse weather conditions, government action, natural disaster, fire, terrorism, the outbreak or escalation of armed hostilities, pandemic, strikes and other labor disputes or other reasons beyond our or their control, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, potatoes and various fruits. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations. See also “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.”

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

A portion of our workforce belongs to unions. Failure to successfully renew collective bargaining agreements, or strikes or work stoppages could cause our business to suffer.

Many of our employees are covered by collective bargaining agreements. These agreements expire on various dates. Strikes or work stoppages and interruptions could occur if we are unable to renew these agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations could have an adverse impact on our business, financial condition and results of operations.

In 2010, we acquired The Pepsi Bottling Group, Inc. and PepsiAmericas, Inc., and we recently acquired approximately 77% of Wimm-Bill-Dann Foods OJSC (WBD). We also regularly evaluate opportunities for strategic growth through tuck-in acquisitions and joint ventures. Potential issues associated with these and other acquisitions and joint ventures could include, among other things, our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of the acquisition or the formation of the joint venture within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with the acquisition or joint venture; diversion of management’s attention from base strategies and objectives; and, with respect to acquisitions, our ability to successfully combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized, including integrating the manufacturing, distribution, sales and administrative support activities and information technology systems among our company and the acquired company, motivating, recruiting and retaining executives and key employees, conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company, consolidating and streamlining corporate and administrative infrastructures, consolidating sales and marketing operations, retaining existing customers and attracting new customers, identifying and eliminating redundant and underperforming operations and assets, coordinating geographically dispersed organizations, and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. In addition, acquisitions outside of the United States, including the WBD acquisition, increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, our business, financial condition and results of operations could be adversely impacted.

Item 1B. Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

Item 2. Properties.

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

Frito-Lay North America

FLNA’s most significant properties include its headquarters building and a research facility in Plano, Texas, both of which are owned. FLNA also owns or leases approximately 40 food manufacturing and processing plants and approximately 1,755 warehouses, distribution centers and offices. In addition, FLNA also utilizes approximately 55 plants and production processing facilities that are owned or leased by our contract manufacturers or co-packers. FLNA’s joint venture with Strauss Group also utilizes four plant facilities, two warehouses and distribution centers and one office, all of which are owned or leased by the joint venture.

Quaker Foods North America

QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property. QFNA also owns or leases two plants and production processing facilities in North America. In addition, QFNA utilizes approximately 25 manufacturing plants, production processing facilities and distribution centers that are owned or leased by our contract manufacturers or co-packers.

Latin America Foods

LAF’s most significant properties include four snack manufacturing plants in the Mexican cities of Guadalajara, Vallejo, Celaya and Ixtaczoquitlan and the Brazilian city of Itu, all of which are owned. LAF also owns or leases approximately 50 food manufacturing and processing plants and approximately 645 warehouses, distribution centers and offices. In addition, LAF also utilizes five properties owned by contract manufacturers or co-packers. LAF also utilizes one plant facility and six distribution centers which are co-owned or co-leased by a joint venture partner.

PepsiCo Americas Beverages

PAB’s most significant properties include PBC’s headquarters building in Somers, New York and the headquarters building PepsiCo Beverages Americas shares with QFNA in downtown Chicago, Illinois, both of which are leased, and its Tropicana facility in Bradenton, Florida, its concentrate plants in Cork, Ireland and its research and development facility in Valhalla, New York, all of which are owned. PAB also owns or leases approximately 115 bottling and production plants and production processing facilities and approximately 620 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 15 bottling plants and 215 distribution centers. PAB also utilizes approximately 55 plants and production processing facilities and approximately 25 warehouses and distribution centers that are owned or leased by our contract manufacturers or co-packers. PAB also utilizes three plants that are co-owned by a joint venture partner.

Europe

Europe’s most significant properties are its snack manufacturing and processing plant located in Leicester, United Kingdom which is leased, and its snack research and development facility in Leicester, United Kingdom, and its beverage plant in Lebedyan, Russia, both of which are owned. Europe also owns or leases approximately 65 plants and approximately 660 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease two plants and five distribution centers. Europe also utilizes approximately 20 properties owned by contract manufacturers or co-packers. In addition, Europe utilizes one plant and production processing facility and three distribution centers that are co-owned by or co-leased with a joint venture partner.

Asia, Middle East & Africa

AMEA’s most significant properties are its beverage plants located in Shenzhen, China, Sixth of October City, Egypt and Amman, Jordan and its snack manufacturing and processing plants located in Sixth of October City, Egypt and Tingalpa, Australia, each of which are owned. AMEA also owns or leases approximately 80 plants and approximately 1,175 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 25 plants and 100 distribution centers. AMEA also utilizes approximately 40 properties owned by contract manufacturers or co-packers. In addition, AMEA also utilizes approximately 25 plants and production processing facilities and approximately 15 distribution centers that are co-owned by or co-leased with our joint venture partners.

Shared Properties

QFNA shares two production facilities and two warehouses and distribution centers with FLNA, 12 warehouses and distribution centers with both FLNA and PAB, and 11 offices with both FLNA and PAB, including a research and development laboratory in Barrington, Illinois. FLNA shares one production facility with PAB and one production facility with LAF. PAB, Europe and AMEA share two production facilities. Europe and AMEA share a research and development facility. PAB and LAF share four beverage plants. PAB and AMEA share a concentrate plant.

Item 3. Legal Proceedings.

On December 22, 2009, Wojewodzka Inspekcja Ochrony Srodowiska, the Polish environmental control authority, began an audit of a bottling plant of our subsidiary, Pepsi-Cola General Bottlers Poland SP, z.o.o. (PCGB), in Michrow, Poland and alleged that the plant was not in compliance in 2007 and 2008 with applicable regulations requiring the use of approved laboratories for the analysis of the plant’s waste. The Wojewodzka Inspekcja Ochrony Srodowiska sought monetary sanctions of $1.2 million. PCGB appealed this decision and the appeal is pending. On January 6, 2011, Wojewodzka Inspekcja Ochrony Srodowiska began an audit alleging non-compliance in 2009 and PCGB expects it may seek monetary sanctions of $900,000.

In addition, we and our subsidiaries are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See also “Item 1. Business—Regulatory Environment and Environmental Compliance.”

Item 4. Removed and Reserved.

Executive Officers of the Registrant

The following is a list of names, ages and backgrounds of our current executive officers:

Zein Abdalla, 52, became Chief Executive Officer of PepsiCo Europe in November 2009. Mr. Abdalla joined PepsiCo in 1995 and has held a variety of senior positions. He has served as General Manager of Tropicana Europe and Franchise Vice President for Pakistan and the Gulf region. From 2005 to 2008 he led PepsiCo’s continental Europe operations. In September 2008 he went on to lead the complete portfolio of PepsiCo businesses in Europe. Prior to joining PepsiCo, Mr. Abdalla worked for Mars Incorporated in engineering and manufacturing roles, as well as in sales, marketing, human resources and general management.

Saad Abdul-Latif, 57, was appointed to the role of Chief Executive Officer of PepsiCo Asia, Middle East and Africa (AMEA) in November 2009. Mr. Abdul-Latif began his career with PepsiCo in 1982 where he held a wide range of international roles in PepsiCo’s food and beverage businesses. In 1998, he was appointed General Manager for PepsiCo’s beverage business in the MENAPAK Business Unit. In 2001, his region was expanded to include Africa and Central Asia. In 2004, the snacks business in his region was included under his leadership, forming the consolidated Middle East and Africa (MEA) Region. In September 2008, his responsibilities were extended to Asia, forming the new AMEA Division of PepsiCo International where he acted as President of AMEA.

Peter A. Bridgman, 58, has been PepsiCo’s Senior Vice President and Controller since August 2000. Mr. Bridgman began his career with PepsiCo at Pepsi-Cola International in 1985 and became Chief Financial Officer for Central Europe in 1990. He became Senior Vice President and Controller for Pepsi-Cola North America in 1992 and Senior Vice President and Controller for The Pepsi Bottling Group, Inc. in 1999.

Albert P. Carey, 59, was appointed President and Chief Executive Officer of Frito-Lay North America in June 2006. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief Operating Officer,

PepsiCo Beverages & Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

John C. Compton, 49, has been Chief Executive Officer of PepsiCo Americas Foods since November 2007. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor in the Pulaski, Tennessee manufacturing plant. He has spent 26 years at PepsiCo in various Sales, Marketing, Operations and General Management assignments. From March 2005 until September 2006, he was President and Chief Executive Officer of Quaker, Tropicana, Gatorade, and from September 2006 until November 2007, he was Chief Executive Officer of PepsiCo North America. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.

Massimo Fasanella d’Amore, 55, has been Chief Executive Officer of PepsiCo Beverages Americas since February 2010. Mr. d’Amore was Chief Executive Officer of PepsiCo Americas Beverages from 2007 to February 2010 and was Executive Vice President, Commercial for PepsiCo International from 2005 to 2007. Prior to that, he served as President, Latin America Region for PepsiCo Beverages International from February 2002 until November 2005 and as PepsiCo’s Senior Vice President of Corporate Strategy and Development from August 2000 until February 2002. Mr. d’Amore began his career with the Company in 1995 as Vice President, Marketing for Pepsi-Cola International and was promoted to Senior Vice President and Chief Marketing Officer of Pepsi-Cola International in 1998. Before joining PepsiCo, he was with Procter & Gamble for 15 years in various international operations, marketing and general management positions.

Eric J. Foss, 52, has been Chief Executive Officer of Pepsi Beverages Company since February 2010. Mr. Foss was Chief Executive Officer of The Pepsi Bottling Group, Inc. from July 2006 until February 2010. Mr. Foss served as PBG’s Chief Operating Officer from September 2005 to July 2006. He was named President, PBG North America in 2001 after serving as Executive Vice President and General Manager of PBG North America since 2000. He joined PBG as Senior Vice President, U.S. Sales and Field Marketing in 1999 when PBG was spun off from PepsiCo in an initial public offering. Mr. Foss joined Pepsi-Cola Company in 1982 and held a variety of positions with increasing responsibility in the areas of sales, marketing and general management in the field and at headquarters. In 1990, Mr. Foss was named Vice President, Retail Strategy for Pepsi-Cola North America (PCNA). From 1994 to 1996, he served as General Manager of PCNA’s Great West Business Unit. In 1996, he was named General Manager of Pepsi-Cola’s Central Europe business.

Richard Goodman, 62, has been PepsiCo’s Executive Vice President, Operations since March 2010. From 2006 until 2010, Mr. Goodman was PepsiCo’s Chief Financial Officer and from 2003 until October 2006 Mr. Goodman was Senior Vice President and Chief Financial Officer of PepsiCo International. Prior to that, he served as Senior Vice

President and Chief Financial Officer of PepsiCo Beverages International from 2001 to 2003 and as Vice President and General Auditor of PepsiCo from 2000 to 2001. Mr. Goodman joined PepsiCo in 1992 as Vice President of Corporate Strategic Planning, International and held a number of senior financial positions with PepsiCo and its affiliates until 1997 when he left PepsiCo to pursue other opportunities. Before joining PepsiCo, Mr. Goodman was with W.R. Grace & Co. in a variety of global chief financial officer positions.

Hugh F. Johnston, 49, was appointed Chief Financial Officer in March 2010. He previously held the position of Executive Vice President, Global Operations since November 2009 and the position of President of Pepsi-Cola North America since November 2007. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.

Dr. Mehmood Khan, 52, has been Chief Executive Officer of PepsiCo’s Global Nutrition Group since November 2010 and PepsiCo’s Chief Scientific Officer since 2008. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer. Dr. Khan also served at the Mayo Clinic until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.

Indra K. Nooyi, 55, has been PepsiCo’s Chief Executive Officer since October 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors on May 2, 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until February 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc.

Larry D. Thompson, 65, became PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary in November 2004. Prior to joining PepsiCo, Mr. Thompson served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, he was named to lead the Department of Justice’s National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April

2000, Mr. Thompson was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, he was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.

Cynthia M. Trudell, 57, has been PepsiCo’s Senior Vice President, Chief Personnel Officer since February 2007. Ms. Trudell served as a director of PepsiCo from January 2000 until her appointment to her current position. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.

Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Trading Symbol – PEP

Stock Exchange Listings – The New York Stock Exchange is the principal market for our common stock, which is also listed on the Chicago and Swiss Stock Exchanges.

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2010 and 2009 are contained in our Selected Financial Data included on page 127.

Shareholders – At February 11, 2011, there were approximately 165,000 shareholders of record of our common stock.

Dividends – Dividends are usually declared in late January or early February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 4, June 3, September 2 and December 2, 2011. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2010 and 2009 is contained in our Selected Financial Data.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2010 under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010 and expiring on June 30, 2013, is set forth in the table below. All such shares of common stock were repurchased pursuant to open market transactions, other than 5,478,800 shares which were repurchased from the trust holding assets of PepsiCo’s U.S. qualified pension plans at market value.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/4/10				$14,097
9/5/10 – 10/2/10	—	$—	—	—

				14,097
10/3/10 – 10/30/10	5.3	$65.48	5.3	(346)

				13,751
10/31/10 – 11/27/10	3.3	$65.24	3.3	(215)

				13,536
11/28/10 – 12/25/10	—	$—	—	—

Total	8.6	$65.39	8.6	$13,536

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/4/10
9/5/10 – 10/2/10	2,100	$329.71	N/A	N/A

10/3/10 – 10/30/10	600	$325.14	N/A	N/A

10/31/10 – 11/27/10	3,400	$322.64	N/A	N/A

11/28/10 – 12/25/10	700	$325.49	N/A	N/A

Total	6,800	$325.34	N/A	N/A

Item 6. Selected Financial Data.

Selected Financial Data is included on page 127.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUR BUSINESS
Executive Overview	32
Our Operations	35
Our Customers	38
Our Distribution Network	39
Our Competition	39
Other Relationships	40
Our Business Risks	40
OUR CRITICAL ACCOUNTING POLICIES
Revenue Recognition	44
Goodwill and Other Intangible Assets	45
Income Tax Expense and Accruals	46
Pension and Retiree Medical Plans	47
OUR FINANCIAL RESULTS
Items Affecting Comparability	51
Results of Operations – Consolidated Review	54
Results of Operations – Division Review	59
Frito-Lay North America	61
Quaker Foods North America	62
Latin America Foods	63
PepsiCo Americas Beverages	64
Europe	65
Asia, Middle East & Africa	67
Our Liquidity and Capital Resources	68

Our discussion and analysis is an integral part of our consolidated financial statements and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary beginning on page 131. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Executive Overview

We are a leading global food, snack and beverage company. Our brands – which include Quaker Oats, Tropicana, Gatorade, Lay’s and Pepsi – are household names that stand for quality throughout the world. As a global company, we also have strong regional brands such as Walkers, Gamesa and Sabritas. Either independently or through contract manufacturers, we make, market and sell a variety of convenient, enjoyable and wholesome foods and beverages in over 200 countries. Our portfolio includes oat, rice and grain-based foods, as well as carbonated and non-carbonated beverages. Our largest operations are in North America (United States and Canada), Mexico, Russia and the United Kingdom. Additional information concerning our divisions and geographic areas is presented in Note 1.

We are united by our unique commitment to Performance with Purpose, which means delivering sustainable growth by investing in a healthier future for people and our planet. Our goal is to continue to build a balanced portfolio of enjoyable and wholesome foods and beverages, find innovative ways to reduce the use of energy, water and packaging and provide a great workplace for our associates. Additionally, we are committed to respecting, supporting and investing in the local communities where we operate by hiring local people, creating products designed for local tastes and partnering with local farmers, governments and community groups. We make this commitment because we are a responsible company and a healthier future for all people and our planet means a more successful future for PepsiCo.

In recognition of our continuing sustainability efforts, we were again included on the Dow Jones Sustainability North America Index and the Dow Jones Sustainability World Index in September 2010. These indices are compiled annually.

Our management monitors a variety of key indicators to evaluate our business results and financial conditions. These indicators include market share, volume, net revenue, operating profit, management operating cash flow, earnings per share and return on invested capital.

Strategies to Drive Our Growth into the Future

We remain focused on growing our business with the objectives of improving our financial results and increasing returns for our shareholders. We continue to focus on delivering strong financial performance in both the near term and the long term, while making global investments in key regions and targeted product categories to drive sustainable growth. We have identified six key challenges and related strategic business imperatives that we believe will enable us to drive growth into the future:

Build and extend our macro snack portfolio

Our first imperative is to build and extend our macro snack portfolio. Building and extending our profitable macro snacks business is important to our future. PepsiCo is the largest player in the macro snack category, and we believe there is still room for growth. Our goal in the macro snacks business is to grow our core salty snack brands that are loved and respected around the world, while expanding into adjacent categories like crackers, bread bites and baked snacks. We will work to continue to grow our portfolio from Fun-for-You to Better-for-You products—while adding many Good-for-You products that are designed to meet growing global demand for wholesome and convenient nutrition. We will also strive to create new flavors in tune with local tastes, which reflect local culture and traditions. We believe that by doing so, we will position ourselves to gain share, while continuing to grow the top- and bottom-line in our macro snack business.

Sustainably and profitably grow our beverage business worldwide

Our second imperative is to sustainably and profitably grow our beverage business worldwide. The U.S. liquid refreshment beverage category and challenging economic conditions facing consumers continue to place pressure on our beverage business worldwide. In the face of this pressure, we continue to take action to ensure sustainable profitable growth in our beverage business worldwide. In 2010, we revitalized both the Gatorade brand and the no-calorie carbonated category by promoting Pepsi Max. Our focus in 2011 will be on taking our North American beverage business and growing it sustainably for the future, while continuing to invest in emerging and developing markets—including the vital China and India markets.

Unleash the power of the Power of One to provide better value for our customers

Our third imperative is to unleash the power of the Power of One to provide better value for customers. We must maintain mutually beneficial relationships with our customers to effectively compete. We are a leader in two extraordinary consumer categories that have special relevance to our customers across the globe. Our snacks and beverages are both high-velocity categories; both generate retail traffic; both are profitable; and both deliver strong cash flow. Studies show that 85 percent of the time, when a person eats a snack, he or she also reaches for a beverage. To realize the value of Power of One in 2010, we successfully completed our bottling acquisitions, which enabled us to better service our customers. We also continued, with a critical mass of SAP implementations, to standardize processes, improve organizational alignment and benchmark performance. In 2011, we are re-focusing our efforts with a systematic approach to unlock the Power of One across the entire value chain. We believe the opportunities in the U.S., in particular, are vast. We will work to make Power of One changes at every level: from the way our products reach our customers; to how our products are displayed; to the channels through which our products are marketed and advertised.

Build and expand our nutrition business

Our fourth imperative is to build and expand our nutrition business and our global nutrition initiatives, to rapidly grow our Good-for-You portfolio of products—both organically and through strategic tuck-in acquisitions. Consumer tastes and preferences are constantly changing and our success depends on our ability to respond to consumer trends, including responding to consumers’ desire for healthier choices. Our basic belief is that companies succeed when society succeeds, and what is good for the world should be good for business. This includes encouraging people to live healthier lives by offering a portfolio of both enjoyable and wholesome foods and beverages. With the acquisition of Wimm-Bill-Dann Foods OJSC (WBD), PepsiCo’s annual revenues from nutritious and functional foods are expected to rise from $10 billion to nearly $13 billion. We also are expanding our portfolio of products made with all-natural ingredients, increasing the amount of whole grains, fruits, vegetables, nuts, seeds and low-fat dairy in certain of our products and taking steps to reduce the average amount of sodium, saturated fat and added sugar per serving in certain of our products.

Cherish our PepsiCo associates

Our fifth imperative is to cherish our PepsiCo associates. Our continued growth requires us to hire, retain and develop our leadership bench. We are fortunate to employ, worldwide, a truly remarkable set of associates. The market becomes more competitive every day and innovation is the key to success. It is people who hold that key and to be a good employer is one of the most important strategic decisions a company has to make.

Achieve excellent performance

Our sixth and final imperative is the sum total of the other five. Our continued success requires that we do everything we can to position ourselves to achieve excellent performance in each of the areas mentioned above. By focusing on the five key challenges and related strategic business imperatives discussed above, we believe we can achieve this goal.

Our Operations

We are organized into four business units, as follows:

1)

PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

2)	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages Americas and Pepsi Beverages Company;

3)	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4)	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

Frito-Lay North America

Either independently or through contract manufacturers, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips, Quaker Chewy granola bars and SunChips multigrain snacks. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads.

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

Latin America Foods

Either independently or through contract manufacturers, LAF makes, markets and sells a number of snack food brands including Doritos, Marias Gamesa, Cheetos, Ruffles, Emperador, Saladitas, Sabritas and Lay’s, as well as many Quaker-brand cereals and snacks. These branded products are sold to independent distributors and retailers.

PepsiCo Americas Beverages

Either independently or through contract manufacturers, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mountain Dew, Gatorade, 7UP (outside the U.S.), Tropicana Pure Premium, Electropura, Sierra Mist, Epura and Mirinda. PAB also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its independent bottlers and markets this brand. Furthermore, PAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper and Crush. PAB sells concentrate and finished goods for some of these brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. The bottlers sell our brands as finished goods to independent distributors and retailers. PAB’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that bottlers have reported as sold to independent distributors and retailers. BCS and CSE are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. However, the difference between BCS and CSE measures has been greatly reduced since our acquisitions of our anchor bottlers, PBG and PAS, on February 26, 2010, as we now consolidate these bottlers and thus eliminate the impact of differences between BCS and CSE for a substantial majority of PAB’s total volume. While our revenues are not entirely based on BCS volume, as there continue to be independent bottlers in the supply chain, we believe that BCS is a valuable measure as it quantifies the sell-through of our products at the consumer level.

See Note 15 for additional information about our acquisitions of PBG and PAS in 2010.

Europe

Either independently or through contract manufacturers, Europe makes, markets and sells a number of leading snack foods including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-brand cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or through contract manufacturers, makes, markets and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, 7UP and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. In addition, Europe licenses the Aquafina water brand to certain of its authorized bottlers. Europe also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).

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

See “Acquisition of Wimm-Bill-Dann Foods OJSC” in “Business” in Item 1. and Note 15 for additional information about our acquisitions of PBG and PAS in 2010 and our acquisition of WBD.

Asia, Middle East & Africa

AMEA makes, markets and sells a number of leading snack food brands including Lay’s, Chipsy, Kurkure, Doritos, Cheetos and Smith’s, through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or through contract manufacturers, AMEA makes, markets and sells many Quaker-brand cereals and snacks. AMEA also makes, markets and sells beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP and Mountain Dew. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. In addition, AMEA licenses the Aquafina water brand to certain of its authorized bottlers. AMEA also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). AMEA reports two measures of volume (see Europe above).

New Organizational Structure

Beginning in the first quarter of 2011, we realigned certain of our reportable segments to reflect changes in management responsibility. As a result, as of the beginning of our 2011 fiscal year, our Quaker snacks business in North America will be reported within our QFNA segment. Prior to this change, Quaker snacks in North America was reported as part of our FLNA segment. Additionally, as of the beginning of the first quarter of 2011, our South Africa snacks business will be reported within our Europe segment. Prior to this change, this business was reported as part of our AMEA segment. These changes did not impact our other existing reportable segments. Our historical segment reporting will be reclassified in 2011 to reflect the new organizational structure. The reportable segment amounts and discussions reflected in this Form 10-K reflect the management reporting that existed through the end of our 2010 fiscal year.

Our Customers

Our primary customers include wholesale distributors, grocery stores, convenience stores, mass merchandisers, membership stores, authorized independent bottlers and foodservice distributors, including hotels and restaurants. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.

Since we do not sell directly to the consumer, we rely on and provide financial incentives to our customers to assist in the distribution and promotion of our products. For our independent distributors and retailers, these incentives include volume-based rebates, product placement fees, promotions and displays. For our independent bottlers, these incentives are referred to as bottler funding and are negotiated annually with each bottler to support a variety of trade and consumer programs, such as consumer incentives, advertising support, new product support, and vending and cooler equipment placement. Consumer incentives include coupons, pricing discounts and promotions, and other promotional offers. Advertising support is directed at advertising programs and supporting independent bottler media. New product support includes targeted consumer and retailer incentives and direct marketplace support, such as point-of-purchase materials, product placement fees, media and advertising. Vending and cooler equipment placement programs support the acquisition and placement of vending machines and cooler equipment. The nature and type of programs vary annually.

Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2010, sales to Wal-Mart (including Sam’s) represented approximately 12% of our total net revenue. Our top five retail customers represented approximately 31% of our 2010 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our independent bottlers (including concentrate sales to PBG and PAS prior to the February 26, 2010 acquisition date) which were used in finished goods sold by them to these retailers.

See Note 15 for additional information about our acquisitions of PBG and PAS in 2010.

Our Related Party Bottlers

Prior to our acquisitions of PBG and PAS on February 26, 2010, we had noncontrolling interests in these bottlers. Because our ownership was less than 50%, and since we did not control these bottlers, we did not consolidate their results. Instead, we included our share of their net income based on our percentage of economic ownership in our income statement as bottling equity income. On February 26, 2010, in connection with our acquisitions of PBG and PAS, we began to consolidate the results of these bottlers. Our share of the net income of Pepsi Bottling Ventures LLC (PBV) is reflected in bottling equity income. Our share of income or loss from other noncontrolled affiliates is recorded as a component of selling, general and administrative expenses. See Note 8 for additional information on these related parties and related party commitments and guarantees.

Our Distribution Network

Our products are brought to market through DSD, customer warehouse and foodservice and vending distribution networks. The distribution system used depends on customer needs, product characteristics and local trade practices.

Direct-Store-Delivery

We, our independent bottlers and our distributors operate DSD systems that deliver snacks and beverages directly to retail stores where the products are merchandised by our employees or our bottlers. DSD enables us to merchandise with maximum visibility and appeal. DSD is especially well-suited to products that are restocked often and respond to in-store promotion and merchandising.

Customer Warehouse

Some of our products are delivered from our manufacturing plants and warehouses to customer warehouses and retail stores. These less costly systems generally work best for products that are less fragile and perishable, have lower turnover, and are less likely to be impulse purchases.

Foodservice and Vending

Our foodservice and vending sales force distributes snacks, foods and beverages to third-party foodservice and vending distributors and operators. Our foodservice and vending sales force also distributes certain beverages through our independent bottlers. This distribution system supplies our products to restaurants, businesses, schools, stadiums and similar locations.

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

Other Relationships

Certain members of our Board of Directors also serve on the boards of certain vendors and customers. Those Board members do not participate in our vendor selection and negotiations nor in our customer negotiations. Our transactions with these vendors and customers are in the normal course of business and are consistent with terms negotiated with other vendors and customers. In addition, certain of our employees serve on the boards of PBV and other affiliated companies and do not receive incremental compensation for their Board services.

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

•

PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the DRCs, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as to PepsiCo’s Audit Committee and Board of Directors;

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

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. See Note 9 for further information on our non-cancelable purchasing commitments. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest risks are classified as operating activities. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk and generally settle with these financial institutions on a net basis.

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

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $590 million as of December 25, 2010 and $151 million as of December 26, 2009. These contracts resulted in net unrealized gains of $46 million as of December 25, 2010 and net unrealized losses of $29 million as of December 26, 2009. At the end of 2010, the potential change in fair value of commodity derivative instruments, assuming a

10% decrease in the underlying commodity price, would have decreased our net unrealized gains in 2010 by $64 million.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $266 million as of December 25, 2010 and $231 million as of December 26, 2009. These contracts resulted in net gains of $26 million in 2010 and net losses of $57 million in 2009. At the end of 2010, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net gains in 2010 by $29 million.

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

Our operations outside of the U.S. generate over 45% of our net revenue, with Mexico, Canada, Russia and the United Kingdom comprising approximately 20% of our net revenue. As a result, we are exposed to foreign currency risks. During 2010, favorable foreign currency contributed 1 percentage point to net revenue growth, primarily due to appreciation of the Mexican peso, Canadian dollar and Brazilian real, partially offset by depreciation of the Venezuelan bolivar. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

In addition, we continue to use the official exchange rate to translate the financial statements of our snack and beverage businesses in Venezuela. We use the official rate as we currently intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses were reported under hyperinflationary accounting. This determination was made based upon Venezuela’s National Consumer Price Index (NCPI) which indicated cumulative inflation in Venezuela in excess of 100% for the three-year period ended November 30, 2009. Consequently, the functional currency of our Venezuelan entities was changed from the bolivar fuerte (bolivar) to the U.S. dollar. Effective January 11, 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per dollar to 4.3 bolivars per dollar; however, certain activities were permitted to access an exchange rate of 2.6 bolivars per dollar. Effective June 2010, the Central Bank of Venezuela began accepting and approving applications, under certain conditions, for non-CADIVI exchange transactions at the weighted-average implicit exchange rate obtained from the Transaction System for Foreign Currency Denominated Securities (SITME). As of December 25, 2010, this rate was 5.3 bolivars per dollar. We continue to use all available options, including CADIVI, SITME and bond auctions, to obtain U.S. dollars to meet our operational needs. In 2010, the majority of our transactions were remeasured at the 4.3 exchange rate, and as a result of the change to hyperinflationary accounting and the devaluation of the bolivar, we recorded a one-time net charge of $120 million in the first quarter of 2010. In 2010, our operations in Venezuela comprised 4% of our cash and cash equivalents balance and generated less than 1% of our net revenue. As of January 1, 2011, the Venezuelan government unified the country’s two official exchange rates (4.3 and 2.6 bolivars per dollar) by eliminating the 2.6 bolivars per dollar rate, which was previously permitted for certain activities. This change did not, nor is expected to, have a material impact on our financial statements.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We may enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $1.7 billion as of December 25, 2010 and $1.2 billion as of December 26, 2009. The contracts that qualify for hedge accounting resulted in net unrealized losses of $15 million as of December 25, 2010 and $20 million as of December 26, 2009. At the end of 2010, we estimate that an unfavorable 10% change in the exchange rates would have increased our net unrealized losses by $119 million. The contracts that do not qualify for hedge accounting resulted in net losses of $6 million in 2010 and a net gain of $1 million in 2009. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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

Assuming year-end 2010 variable rate debt and investment levels, a 1-percentage-point increase in interest rates would have increased net interest expense by $43 million in 2010.

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

Our critical accounting policies arise in conjunction with the following:

•	revenue recognition;

•	goodwill and other intangible assets;

•	income tax expense and accruals; and

•	pension and retiree medical plans.

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

As discussed in “Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $29.1 billion in 2010, $12.9 billion in 2009 and $12.5 billion in 2008. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate total annual sales incentives for most of our programs and record a pro rata share in proportion to revenue. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Payments made to obtain these rights are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $296 million, as of both December 25, 2010 and December 26, 2009, are included in current assets and other assets on our balance sheet.

We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectibility, the aging of accounts receivable and our analysis of customer data. Bad debt expense is classified within selling, general and administrative expenses in our income statement.

Goodwill and Other Intangible Assets

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

Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A. and “Our Business Risks.”

We did not recognize any impairment charges for perpetual brands or goodwill in the years presented. In addition, as of December 25, 2010, we did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. As of December 25, 2010, we had $26.4 billion of perpetual brands and goodwill, of which approximately 65% related to the goodwill and other nonamortizable intangible assets from the acquisitions of PBG and PAS.

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

An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax adjustments from the resolution of prior year tax matters to be among such items.

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

In 2010, our annual tax rate was 23.0% compared to 26.0% in 2009, as discussed in “Other Consolidated Results.” The tax rate in 2010 decreased 3.0 percentage points primarily reflecting the impact of our acquisitions of PBG and PAS, which includes the reversal of deferred taxes attributable to our previously held equity interests in PBG and PAS, as well as the favorable resolution of certain tax matters in 2010.

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

See Note 7 for information about certain changes to our U.S. pension and retiree medical plans and changes in connection with our acquisitions of PBG and PAS.

Our Assumptions

The determination of pension and retiree medical plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefits. Annual pension and retiree medical expense amounts are principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) increase in the liability due to the passage of time (interest cost), and (3) other gains and losses as discussed below, reduced by (4) the expected return on plan assets for our funded plans.

Significant assumptions used to measure our annual pension and retiree medical expense include:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	certain employee-related factors, such as turnover, retirement age and mortality;

•	the expected return on assets in our funded plans;

•	for pension expense, the rate of salary increases for plans where benefits are based on earnings; and

•	for retiree medical expense, health care cost trend rates.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and retiree medical benefit expenses and obligations.

At each measurement date, the discount rates are based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. Our U.S. discount rate is determined using the Mercer Pension Discount Yield Curve (Mercer Yield Curve). The Mercer Yield Curve uses a portfolio of high-quality bonds rated Aa or higher by Moody’s. The Mercer Yield Curve includes bonds that closely match the timing and amount of our expected benefit payments.

The expected return on pension plan assets is based on our pension plan investment strategy, our expectations for long-term rates of return by asset class, taking into account volatilities and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. Our pension plan investment strategy includes the use of actively-managed securities and is reviewed annually based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%. Our target investment allocation is 40% for U.S. equity allocations, 20% for international equity allocations and 40% for fixed income allocations. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations. To calculate the expected return on pension plan assets, we use a market-related valuation method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) for securities included in our equity allocations over a five-year period. This has the effect of reducing year-to-year volatility. For all other asset categories, the actual fair value is used for the market-related value of assets.

The difference between the actual return on plan assets and the expected return on plan assets is added to, or subtracted from, other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service period of active plan participants, which is approximately 11 years for pension expense and approximately 8 years for retiree medical expense. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants.

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

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2011	2010	2009
Pension
Expense discount rate	5.6%	6.0%	6.2%
Expected rate of return on plan assets	7.6%	7.6%	7.6%
Expected rate of salary increases	4.1%	4.4%	4.4%
Retiree medical
Expense discount rate	5.2%	5.8%	6.2%
Expected rate of return on plan assets	7.8%
Current health care cost trend rate	7.0%	7.5%	8.0%

Based on our assumptions, we expect our pension and retiree medical expenses to increase in 2011, as a result of assumption changes, an increase in experience loss amortization, plan changes and normal growth, partially offset by expected asset returns on contributions. The most significant assumption changes result from the use of lower discount rates.

Sensitivity of Assumptions

A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. The estimated impact of a 25-basis-point decrease in the discount rate on 2011 pension expense is an increase of approximately $55 million. The estimated impact on 2011 pension expense of a 25-basis-point decrease in the expected rate of return is an increase of approximately $28 million.

See Note 7 regarding the sensitivity of our retiree medical cost assumptions.

Funding

We make contributions to pension trusts maintained to provide plan benefits for certain pension plans. These contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions and taxation to the employee only upon receipt of plan benefits. Generally, we do not fund our pension plans when our contributions would not be currently tax deductible. As our retiree medical plans are not subject to regulatory funding requirements, we generally fund these plans on a pay-as-you-go basis, although we periodically review available options to make additional contributions toward these benefits.

Our pension contributions for 2010 were $1.5 billion, of which $1.3 billion was discretionary. Our U.S. retiree medical contributions for 2010 were $270 million, of which $170 million was discretionary.

In 2011, we expect to make pension contributions of approximately $160 million, with up to approximately $15 million expected to be discretionary. Our cash payments for retiree medical benefits are estimated to be approximately $145 million in 2011. Our pension and retiree medical contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns and changes in tax or other benefit laws. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2010	2009	2008
Operating profit
Mark-to-market net impact (gain/(loss))	$91	$274	$(346)
Restructuring and impairment charges	—	$(36)	$(543)
Merger and integration charges	$(769)	$(50)	—
Inventory fair value adjustments	$(398)	—	—
Venezuela currency devaluation	$(120)	—	—
Asset write-off	$(145)	—	—
Foundation contribution	$(100)	—	—
Bottling equity income
PepsiCo share of PBG restructuring and impairment charges	—	—	$(138)
Gain on previously held equity interests	$735	—	—
Merger and integration charges	$(9)	$(11)	—
Interest expense
Merger and integration charges	$(30)	—	—
Debt repurchase	$(178)	—	—
Net income attributable to PepsiCo
Mark-to-market net impact (gain/(loss))	$58	$173	$(223)
Restructuring and impairment charges	—	$(29)	$(408)
PepsiCo share of PBG restructuring and impairment charges	—	—	$(114)
Gain on previously held equity interests	$958	—	—
Merger and integration charges	$(648)	$(44)	—
Inventory fair value adjustments	$(333)	—	—
Venezuela currency devaluation	$(120)	—	—
Asset write-off	$(92)	—	—
Foundation contribution	$(64)	—	—
Debt repurchase	$(114)	—	—
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (gain/(loss))	$0.04	$0.11	$(0.14)
Restructuring and impairment charges	—	$(0.02)	$(0.25)
PepsiCo share of PBG restructuring and impairment charges	—	—	$(0.07)
Gain on previously held equity interests	$0.60	—	—
Merger and integration charges	$(0.40)	$(0.03)	—
Inventory fair value adjustments	$(0.21)	—	—
Venezuela currency devaluation	$(0.07)	—	—
Asset write-off	$(0.06)	—	—
Foundation contribution	$(0.04)	—	—
Debt repurchase	$(0.07)	—	—

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

In 2010, we recognized $91 million ($58 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In 2009, we recognized $274 million ($173 million after-tax or $0.11 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In 2008, we recognized $346 million ($223 million after-tax or $0.14 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

In 2009, we incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program that began in 2008. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These initiatives were completed in the second quarter of 2009.

In 2008, we incurred charges of $543 million ($408 million after-tax or $0.25 per share) in conjunction with our Productivity for Growth program.

Gain on Previously Held Equity Interests

In 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests.

Merger and Integration Charges

In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. $467 million of these charges were recorded in the PAB segment, $111 million recorded in the Europe segment, $191 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. The merger and integration charges related to our acquisitions of PBG and PAS are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. In total, the above charges had an after-tax impact of $648 million or $0.40 per share.

In 2009, we incurred $50 million of merger-related charges, as well as an additional $11 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS, recorded in bottling equity income. In total, these charges had an after-tax impact of $44 million or $0.03 per share.

Inventory Fair Value Adjustments

In 2010, we recorded $398 million ($333 million after-tax or $0.21 per share) of incremental costs related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date. Substantially all of these costs were recorded in cost of sales.

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

Asset Write-Off

In 2010, we recorded a $145 million charge ($92 million after-tax or $0.06 per share) related to a change in scope of one release in our ongoing migration to SAP software. This change was driven, in part, by a review of our North America systems strategy following our acquisitions of PBG and PAS. This change does not impact our overall commitment to continue our implementation of SAP across our global operations over the next few years.

Foundation Contribution

In 2010, we made a $100 million ($64 million after-tax or $0.04 per share) contribution to The PepsiCo Foundation, Inc., in order to fund charitable and social programs over the next several years. This contribution was recorded in corporate unallocated expenses.

Debt Repurchase

In 2010, we paid $672 million in a cash tender offer to repurchase $500 million (aggregate principal amount) of our 7.90% senior unsecured notes maturing in 2018. As a result of this debt repurchase, we recorded a $178 million charge to interest expense ($114 million after-tax or $0.07 per share), primarily representing the premium paid in the tender offer.

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

Non-GAAP Measures

Certain measures contained in this Form 10-K are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign currency. These measures are not in accordance with Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See “Management Operating Cash Flow.”

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

In 2010, total servings increased 7% compared to 2009, as servings for snacks increased 2% while servings for beverages increased 9%. In 2009, total servings increased slightly compared to 2008, as servings for snacks increased 1% while servings for beverages decreased 1%.

Total Net Revenue and Operating Profit

				Change
	2010	2009	2008	2010	2009
Total net revenue	$57,838	$43,232	$43,251	34%	—
Operating profit
FLNA	$3,549	$3,258	$2,959	9%	10%
QFNA	568	628	582	(10)%	8%
LAF	1,004	904	897	11%	1%
PAB	2,776	2,172	2,026	28%	7%
Europe	1,020	932	910	9%	2%
AMEA	742	716	592	4%	21%
Corporate Unallocated
Mark-to-market net (gains/(losses))	91	274	(346)	(67)%	n/m
Merger and integration charges	(191)	(49)	—	284%	n/m
Restructuring and impairment charges	—	—	(10)	—	n/m
Venezuela currency devaluation	(129)	—	—	n/m	—
Asset write-off	(145)	—	—	n/m	—
Foundation contribution	(100)	—	—	n/m	—
Other	(853)	(791)	(651)	8%	21%

Total operating profit	$8,332	$8,044	$6,959	4%	16%

Total operating profit margin	14.4%	18.6%	16.1%	(4.2)	2.5

n/m represents year-over-year changes that are not meaningful.

2010

Total operating profit increased 4% and operating margin decreased 4.2 percentage points. Operating profit performance was impacted by items affecting comparability (see “Items Affecting Comparability”) which reduced operating profit by 21 percentage points and contributed 2.9 percentage points to the total operating margin decline. Operating profit performance also reflects the incremental operating results from our acquisitions of PBG and PAS.

2009

Total operating profit increased 16% and operating margin increased 2.5 percentage points. These increases were driven by the net favorable mark-to-market impact of our commodity hedges and lower restructuring and impairment charges related to our Productivity for Growth program, collectively contributing 17 percentage points to operating profit growth, partially offset by 1 percentage point from costs associated with our acquisitions of PBG and PAS. Foreign currency reduced operating profit growth by 6 percentage points, and acquisitions contributed 2 percentage points to the operating profit growth.

Other corporate unallocated expenses increased 21%, primarily reflecting deferred compensation losses, compared to gains in 2008. The deferred compensation losses are offset (as an increase to interest income) by gains on investments used to economically hedge these costs.

Other Consolidated Results

				Change
	2010	2009	2008	2010	2009
Bottling equity income	$735	$365	$374	$370	$(9)
Interest expense, net	$(835)	$(330)	$(288)	$(505)	$(42)
Annual tax rate	23.0%	26.0%	26.7%
Net income attributable to PepsiCo	$6,320	$5,946	$5,142	6%	16%
Net income attributable to PepsiCo per common share – diluted	$3.91	$3.77	$3.21	4%	17%
Mark-to-market net (gains)/losses	(0.04)	(0.11)	0.14
Restructuring and impairment charges	—	0.02	0.25
PepsiCo share of PBG’s restructuring and impairment charges	—	—	0.07
Gain on previously held equity interests	(0.60)	—	—
Merger and integration charges	0.40	0.03	—
Inventory fair value adjustments	0.21	—	—
Venezuela currency devaluation	0.07	—	—
Asset write-off	0.06	—	—
Foundation contribution	0.04	—	—
Debt repurchase	0.07	—	—

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$4.13 **	$3.71	$3.68 **	12%	1%

Impact of foreign currency translation				1	5

Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*				12%**	6%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

As discussed in “Our Customers,” prior to our acquisitions of PBG and PAS on February 26, 2010, we had noncontrolling interests in each of these bottlers and consequently included our share of their net income in bottling equity income. Upon consummation of the acquisitions in the first quarter of 2010, we began to consolidate the results of these bottlers and recorded a $735 million gain in bottling equity income associated with revaluing our previously held equity interests in PBG and PAS to fair value. Our share of the net income of PBV is reflected in bottling equity income.

2010

Bottling equity income increased $370 million, primarily reflecting the gain on our previously held equity interests in connection with our acquisitions of PBG and PAS, partially offset by the consolidation of the related financial results of the acquired bottlers.

Net interest expense increased $505 million, primarily reflecting higher average debt balances, interest expense incurred in connection with our cash tender offer to repurchase debt, and bridge and term financing costs in connection with our acquisitions of PBG and PAS. These increases were partially offset by lower average rates on our debt balances.

The reported tax rate decreased 3.0 percentage points compared to the prior year, primarily reflecting the impact of our acquisitions of PBG and PAS, which includes the reversal of deferred taxes attributable to our previously held equity interests in PBG and PAS, as well as the favorable resolution of certain tax matters in 2010.

Net income attributable to PepsiCo increased 6% and net income attributable to PepsiCo per common share increased 4%. Items affecting comparability (see “Items Affecting Comparability”) decreased net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 8 percentage points.

2009

Bottling equity income decreased $9 million, primarily reflecting pre-tax gains on our sales of PBG and PAS stock in 2008, mostly offset by a 2008 non-cash charge of $138 million related to our share of PBG’s 2008 restructuring and impairment charges.

Net interest expense increased $42 million, primarily reflecting lower average rates on our investment balances and higher average debt balances. This increase was partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.

The tax rate decreased 0.7 percentage points compared to 2008, primarily due to the favorable resolution of certain foreign tax matters and lower taxes on foreign results in 2009.

Net income attributable to PepsiCo increased 16% and net income attributable to PepsiCo per common share increased 17%. The favorable net mark-to-market impact of our commodity hedges and lower restructuring and impairment charges in 2009 were partially offset by the merger costs related to our acquisitions of PBG and PAS; these items affecting comparability (see “Items Affecting Comparability”) increased net income attributable to PepsiCo by 16 percentage points and net income attributable to PepsiCo per common share by 17 percentage points. Net income attributable to PepsiCo per common share was also favorably impacted by share repurchases in 2008.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2010	$13,397	$1,832	$6,315	$20,401	$9,254	$6,639	$57,838
Net Revenue, 2009	$13,224	$1,884	$5,703	$10,116	$6,727	$5,578	$43,232
% Impact of:
Volume(a)	—%	(1)%	3%	*	*	12%	*
Effective net pricing(b)	—	(3)	6	*	*	3	*
Foreign exchange	1	1	1	—	(2)	4	1
Acquisitions	—	—	—	*	*	1	*

% Change(c)	1%	(3)%	11%	102%	38%	19%	34%

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2009	$13,224	$1,884	$5,703	$10,116	$6,727	$5,578	$43,232
Net Revenue, 2008	$12,507	$1,902	$5,895	$10,937	$6,891	$5,119	$43,251
% Impact of:
Volume(a)	1%	—%	(2)%	(7)%	(3)%	7%	(1)%
Effective net pricing(b)	5.5	—	12	—	5	4	5
Foreign exchange	(1)	(1)	(14)	(1)	(12)	(3)	(5)
Acquisitions	—	—	—	—	8	1	1.5

% Change(c)	6%	(1)%	(3)%	(8)%	(2)%	9%	—%

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

Frito-Lay North America

				% Change
	2010	2009	2008	2010	2009
Net revenue	$13,397	$13,224	$12,507	1	6
Impact of foreign currency translation				(1)	1

Net revenue growth, on a constant currency basis*				0.5 **	6	**

Operating profit	$3,549	$3,258	$2,959	9	10
Restructuring and impairment charges	—	2	108

Operating profit, excluding above item*	$3,549	$3,260	$3,067	9	6

Impact of foreign currency translation				(1)	0.5

Operating profit growth excluding above item, on a constant currency basis*				8	7	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2010

Pound volume decreased 1%, primarily due to the overlap of the 2009 “20% More Free” promotion, as well as a double-digit decline in SunChips, partially offset by mid-single-digit growth in trademark Lay’s. Net revenue grew 1%, primarily reflecting mid-single-digit revenue growth in trademark Lay’s, double-digit revenue growth in variety packs and high-single-digit revenue growth in trademark Ruffles. These gains were partially offset by a double-digit revenue decline in SunChips and a mid-single-digit revenue decline in Tostitos. Foreign currency contributed 1 percentage point to the net revenue growth.

Operating profit grew 9%, reflecting lower commodity costs, primarily cooking oil.

2009

Net revenue grew 6% and pound volume increased 1%. The volume growth reflects high-single-digit growth in dips, double-digit growth from our Sabra joint venture and low-single-digit growth in trademark Lay’s. These volume gains were partially offset by high-single-digit declines in trademark Ruffles. Net revenue growth also benefited from effective net pricing. Foreign currency reduced net revenue growth by almost 1 percentage point.

Operating profit grew 10%, primarily reflecting the net revenue growth, partially offset by higher commodity costs, primarily cooking oil and potatoes. Lower restructuring and impairment charges in 2009 related to our Productivity for Growth program increased operating profit growth by nearly 4 percentage points.

Quaker Foods North America

				% Change
	2010	2009	2008	2010	2009
Net revenue	$1,832	$1,884	$1,902	(3)	(1)
Impact of foreign currency translation				(1)	1

Net revenue growth, on a constant currency basis*				(4)	—

Operating profit	$568	$628	$582	(10)	8
Restructuring and impairment charges	—	1	31

Operating profit, excluding above item*	$568	$629	$613	(10)	3

Impact of foreign currency translation				(1)	—

Operating profit growth excluding above item, on a constant currency basis*				(10)**	3

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2010

Net revenue declined 3% and volume declined 1%. The volume decline primarily reflects low-single-digit declines in Oatmeal and ready-to-eat cereals. Unfavorable mix and net pricing also contributed to the net revenue decline. Favorable foreign currency positively contributed 1 percentage point to the net revenue performance.

Operating profit declined 10%, primarily reflecting the net revenue performance, as well as insurance settlement recoveries recorded in the prior year related to the Cedar Rapids flood, which negatively impacted operating profit performance by 3 percentage points.

2009

Net revenue declined 1% and volume was flat. Low-single-digit volume declines in Oatmeal and high-single-digit declines in trademark Roni were offset by high-single-digit growth in ready-to-eat cereals. Favorable net pricing, driven by price increases taken in 2008, was offset by unfavorable mix. Unfavorable foreign currency reduced net revenue growth by 1 percentage point.

Operating profit increased 8%, primarily reflecting the absence of 2008 restructuring and impairment charges related to our Productivity for Growth program, which increased operating profit growth by 5 percentage points. Lower advertising and marketing, and selling and distribution expenses, also contributed to the operating profit growth.

Latin America Foods

				% Change
	2010	2009	2008	2010	2009
Net revenue	$6,315	$5,703	$5,895	11	(3)
Impact of foreign currency translation				(1)	14

Net revenue growth, on a constant currency basis*				10	10	**

Operating profit	$1,004	$904	$897	11	1
Restructuring and impairment charges	—	3	40

Operating profit excluding above item*	$1,004	$907	$937	11	(3)

Impact of foreign currency translation				—	17

Operating profit growth excluding above item, on a constant currency basis*				11	13	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2010

Volume increased 4%, reflecting mid-single-digit increases at Sabritas in Mexico and Brazil. Additionally, Gamesa in Mexico grew at a low-single-digit rate.

Net revenue increased 11%, primarily reflecting favorable effective net pricing and the volume growth. Net revenue growth reflected 1 percentage point of favorable foreign currency, which was net of a 6-percentage-point unfavorable impact from Venezuela.

Operating profit grew 11%, primarily reflecting the net revenue growth. Unfavorable foreign currency reduced operating profit growth slightly, as an 8-percentage-point unfavorable impact from Venezuela was offset by favorable foreign currency in other markets.

2009

Volume declined 2%, largely reflecting pricing actions to cover commodity inflation. A mid-single-digit decline at Sabritas in Mexico and a low-single-digit decline at Gamesa in Mexico were partially offset by mid-single-digit growth in Brazil.

Net revenue declined 3%, primarily reflecting an unfavorable foreign currency impact of 14 percentage points. Favorable effective net pricing was partially offset by the volume declines.

Operating profit grew 1%, reflecting favorable effective net pricing, partially offset by the higher commodity costs. Unfavorable foreign currency reduced operating profit by 17 percentage points. Operating profit growth benefited from lower restructuring and impairment charges in 2009 related to our Productivity for Growth program.

PepsiCo Americas Beverages

				% Change
	2010	2009	2008	2010	2009
Net revenue	$20,401	$10,116	$10,937	102	(8)
Impact of foreign currency translation				—	1

Net revenue growth, on a constant currency basis*				102	(6	)**

Operating profit	$2,776	$2,172	$2,026	28	7
Restructuring and impairment charges	—	16	289
Merger and integration costs	467	—	—
Inventory fair value adjustments	358	—	—
Venezuela currency devaluation	(9)	—	—

Operating profit, excluding above items*	$3,592	$2,188	$2,315	64	(5.5)

Impact of foreign currency translation				4	3

Operating profit, excluding above items, on a constant currency basis*				68	(3	)**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2010

Volume increased 10%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, which contributed over 6 percentage points to volume growth, as well as incremental volume related to our DPSG manufacturing and distribution agreement, entered into in connection with our acquisitions of PBG and PAS, which contributed over 5 percentage points to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, declined 1%, driven by a 3% decline in CSD volume, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a mid-single-digit increase in Gatorade sports drinks and a high-single-digit increase in Lipton ready-to-drink teas, mostly offset by mid-single-digit declines in our base Aquafina water and Tropicana businesses.

Net revenue increased 102%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS.

Reported operating profit increased 28%, primarily reflecting the incremental operating results from our acquisitions of PBG and PAS, partially offset by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 64%. Unfavorable foreign currency reduced operating profit performance by 4 percentage points, driven primarily by a 6-percentage-point unfavorable impact from Venezuela.

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

Operating profit increased 7%, primarily reflecting lower restructuring and impairment charges in 2009 related to our Productivity for Growth program. Excluding restructuring and impairment charges, operating profit declined 5.5%, primarily reflecting the net revenue performance. Operating profit was also negatively impacted by unfavorable foreign currency which reduced operating profit growth by almost 3 percentage points.

Europe

				% Change
	2010	2009	2008	2010	2009
Net revenue	$9,254	$6,727	$6,891	38	(2)
Impact of foreign currency translation				2	12

Net revenue growth, on a constant currency basis*				40	10

Operating profit	$1,020	$932	$910	9	2
Restructuring and impairment charges	—	1	50
Merger and integration costs	111	1	—
Inventory fair value adjustments	40	—	—

Operating profit, excluding above items*	$1,171	$934	$960	25	(3)

Impact of foreign currency translation				1	17

Operating profit growth excluding above items, on a constant currency basis*				26	13 **

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2010

Snacks volume increased 2%, reflecting a double-digit increase in France, high-single-digit growth in Quaker in the United Kingdom and mid-single-digit increases in Russia and Turkey. These gains were partially offset by a double-digit decline in Romania and a low-single-digit decline in Spain. Additionally, Walkers in the United Kingdom experienced low-single-digit growth.

Beverage volume increased 10%, reflecting double-digit increases in Russia and Turkey, high-single-digit growth in Poland and France and a mid-single-digit increase in the United Kingdom. These gains were partially offset by a double-digit decline in Romania. Additionally, incremental brands related to our acquisitions of PBG and PAS contributed 5 percentage points to the beverage volume growth.

Net revenue grew 38%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Unfavorable foreign currency reduced net revenue growth by 2 percentage points.

Operating profit grew 9%, primarily reflecting incremental operating results from our acquisitions of PBG and PAS. Operating profit growth was also adversely impacted by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 25%. Unfavorable foreign currency reduced operating profit growth by 1 percentage point.

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

Operating profit grew 2%, primarily reflecting the favorable effective net pricing and lower restructuring and impairment costs in 2009 related to our Productivity for Growth program. Acquisitions positively contributed 5 percentage points to the operating profit growth and adverse foreign currency reduced operating profit growth by 17 percentage points.

Asia, Middle East & Africa

				% Change
	2010	2009	2008	2010	2009
Net revenue	$6,639	$5,578	$5,119	19	9
Impact of foreign currency translation				(4)	3

Net revenue growth, on a constant currency basis*				15	12

Operating profit	$742	$716	$592	4	21
Restructuring and impairment charges	—	13	15

Operating profit, excluding above items*	$742	$729	$607	2	20

Impact of foreign currency translation				(4)	3

Operating profit growth excluding above items, on a constant currency basis*				(2)	23

*	See “Non-GAAP Measures”

2010

Snacks volume grew 15%, reflecting broad-based increases driven by double-digit growth in India, the Middle East and China, partially offset by a low-single-digit decline in Australia. Acquisitions contributed 2 percentage points to the snacks volume growth.

Beverage volume grew 7%, driven by double-digit growth in India and China, partially offset by a low-single-digit decline in the Middle East. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 19%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed nearly 4 percentage points to the net revenue growth. The net impact of acquisitions and divestitures contributed 1 percentage point to the net revenue growth.

Operating profit grew 4%, driven primarily by the net revenue growth, partially offset by higher commodity costs and increased investments in strategic markets. The net impact of acquisitions and divestitures reduced operating profit growth by 10 percentage points, primarily as a result of a one-time gain in the prior year associated with the contribution of our snacks business in Japan to form a joint venture with Calbee Foods Company (Calbee). Favorable foreign currency contributed 4 percentage points to the operating profit growth and the absence of restructuring and impairment charges in the current year contributed 2 percentage points.

2009

Snacks volume grew 9%, reflecting broad-based increases driven by double-digit growth in India and the Middle East, partially offset by a low-single-digit decline in China. Additionally, South Africa grew volume at a low-single-digit rate and Australia grew volume slightly. The net impact of acquisitions and divestitures contributed 2 percentage points to the snacks volume growth.

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

Operating profit grew 21%, driven primarily by the net revenue growth. The net impact of acquisitions and divestitures contributed 11 percentage points to the operating profit growth and included a one-time gain associated with the contribution of our snacks business in Japan to form a joint venture with Calbee. Foreign currency reduced operating profit growth by 3 percentage points.

Our Liquidity and Capital Resources

We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. See Note 9 for a description of our credit facilities. See “Unfavorable economic conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.” in “Risk Factors” in Item 1A.

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of December 25, 2010, our operations in Venezuela comprised 4% of our cash and cash equivalents balance.

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

Operating Activities

During 2010, net cash provided by operating activities was $8.4 billion, compared to net cash provided of $6.8 billion in the prior year. The increase over the prior year primarily reflects the incremental operating results from our acquisitions of PBG and PAS, as well as favorable working capital comparisons to the prior year. Also see “Management Operating Cash Flow” below for certain other items impacting net cash provided by operating activities.

In 2009, our operations provided $6.8 billion of cash, compared to $7.0 billion in 2008, reflecting a $1.0 billion ($0.6 billion after-tax) discretionary pension contribution to our U.S. pension plans, $196 million of restructuring payments related to our Productivity for Growth program and $49 million of merger cost payments related to our acquisitions of PBG and PAS. Operating cash flow also reflected net favorable working capital comparisons to 2008.

Investing Activities

During 2010, net cash used for investing activities was $7.7 billion, primarily reflecting $3.2 billion for net capital spending, $2.8 billion of net cash paid in connection with our acquisitions of PBG and PAS, and $0.9 billion of cash paid in connection with our manufacturing and distribution agreement with DPSG. We also paid $0.5 billion to acquire WBD American Depositary Shares in the open market.

In 2009, net cash used for investing activities was $2.4 billion, primarily reflecting $2.1 billion for capital spending and $0.5 billion for acquisitions.

Subsequent to year-end 2010, we paid $0.2 billion to acquire WBD American Depositary Shares in the open market. We also spent approximately $3.8 billion to acquire approximately 66% of WBD’s outstanding ordinary shares, increasing our total ownership of WBD to approximately 77%. In addition to these transactions, we expect to incur an additional $1.4 billion of investing cash outflows in connection with our intended purchase of the remaining outstanding WBD shares, funded primarily through existing international cash. See “Acquisition of Wimm-Bill-Dann Foods OJSC” in Item 1. and Note 15.

We anticipate net capital spending in 2011 of about $3.7 billion, which includes about $150 million of capital spending related to the integration of PBG and PAS, as well as capital spending related to our acquisition of WBD.

Financing Activities

During 2010, net cash provided by financing activities was $1.4 billion, primarily reflecting proceeds from issuances of long-term debt of $6.5 billion, mostly in connection with our acquisitions of PBG and PAS, and net proceeds from short-term borrowings of $2.5 billion. These increases were largely offset by the return of operating cash flow to our shareholders through share repurchases and dividend payments of $8.0 billion.

In 2009, net cash used for financing activities was $2.5 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments of $2.7 billion. Net proceeds from issuances of long-term debt of $0.8 billion and stock option proceeds of $0.4 billion were mostly offset by net repayments of short-term borrowings of $1.0 billion.

We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. In the first quarter of 2010, our Board of Directors approved a 7% dividend increase from $1.80 to $1.92 per share and authorized the repurchase of up to $15.0 billion of PepsiCo common stock through June 30, 2013. This authorization was in addition to our $8.0 billion repurchase program authorized by our Board of Directors, publicly announced on May 2, 2007 and which expired on June 30, 2010. We anticipate share repurchases of approximately $2.5 billion in 2011.

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

	2010	2009	2008
Net cash provided by operating activities	$8,448	$6,796	$6,999
Capital spending	(3,253)	(2,128)	(2,446)
Sales of property, plant and equipment	81	58	98

Management operating cash flow	5,276	4,726	4,651
Discretionary pension and retiree medical contributions (after-tax)	983	640	—
Payments related to 2009 restructuring charges (after-tax)	20	168	180
Merger and integration payments (after-tax)	299	49	—
Foundation contribution (after-tax)	64	—	—
Debt repurchase (after-tax)	112	—	—
Capital investments related to the PBG/PAS integration	138	—	—

Management operating cash flow excluding above items	$6,892	$5,583	$4,831

In 2010, management operating cash flow was used primarily to repurchase shares and pay dividends. In 2009, management operating cash flow was used primarily to pay dividends. In 2008, management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining short-term credit ratings that ensure appropriate financial flexibility and ready access to global and capital credit markets at favorable interest rates. However, see “Risk Factors” in Item 1A. and “Our Business Risks” for certain factors that may impact our operating cash flows.

Credit Ratings

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets at favorable interest rates. On February 24, 2010, Moody’s Investors Service (Moody’s) lowered the corporate credit rating of PepsiCo and its supported subsidiaries and the rating of PepsiCo’s senior unsecured long-term debt to Aa3 from Aa2. Moody’s rating for PepsiCo’s short-term indebtedness was confirmed at Prime-1 and the outlook is stable. On March 17, 2010, Standard & Poor’s Ratings Services (S&P) lowered PepsiCo’s corporate credit rating to A from A+ and lowered the rating of PepsiCo’s senior unsecured long-term debt to A- from A+. S&P’s rating for PepsiCo’s short-term indebtedness was confirmed at A-1 and the outlook is stable. Any downgrade of our credit ratings by either Moody’s or S&P, including any downgrade to below investment grade, could increase our future borrowing costs or impair our ability to access capital markets on terms commercially acceptable to us or at all. See “Our Business Risks” and Note 9.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 for a description of our credit facilities and long-term contractual commitments.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. Additionally, we do not enter into off-balance-sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities. See Note 9 for a description of our off-balance-sheet arrangements.

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

(in millions except per share amounts)

	2010	2009	2008
Net Revenue	$57,838	$43,232	$43,251
Cost of sales	26,575	20,099	20,351
Selling, general and administrative expenses	22,814	15,026	15,877
Amortization of intangible assets	117	63	64

Operating Profit	8,332	8,044	6,959
Bottling equity income	735	365	374
Interest expense	(903)	(397)	(329)
Interest income	68	67	41

Income before income taxes	8,232	8,079	7,045
Provision for income taxes	1,894	2,100	1,879

Net income	6,338	5,979	5,166
Less: Net income attributable to noncontrolling interests	18	33	24

Net Income Attributable to PepsiCo	$6,320	$5,946	$5,142

Net Income Attributable to PepsiCo per Common Share
Basic	$3.97	$3.81	$3.26
Diluted	$3.91	$3.77	$3.21
Cash dividends declared per common share	$1.89	$1.775	$1.65

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

(in millions)

	2010	2009	2008
Operating Activities
Net income	$6,338	$5,979	$5,166
Depreciation and amortization	2,327	1,635	1,543
Stock-based compensation expense	299	227	238
Restructuring and impairment charges	—	36	543
Cash payments for restructuring charges	(31)	(196)	(180)
Merger and integration costs	808	50	—
Cash payments for merger and integration costs	(385)	(49)	—
Gain on previously held equity interests in PBG and PAS	(958)	—	—
Asset write-off	145	—	—
Non-cash foreign exchange loss related to Venezuela devaluation	120	—	—
Excess tax benefits from share-based payment arrangements	(107)	(42)	(107)
Pension and retiree medical plan contributions	(1,734)	(1,299)	(219)
Pension and retiree medical plan expenses	453	423	459
Bottling equity income, net of dividends	42	(235)	(202)
Deferred income taxes and other tax charges and credits	500	284	573
Change in accounts and notes receivable	(268)	188	(549)
Change in inventories	276	17	(345)
Change in prepaid expenses and other current assets	144	(127)	(68)
Change in accounts payable and other current liabilities	488	(133)	718
Change in income taxes payable	123	319	(180)
Other, net	(132)	(281)	(391)

Net Cash Provided by Operating Activities	8,448	6,796	6,999

Investing Activities
Capital spending	(3,253)	(2,128)	(2,446)
Sales of property, plant and equipment	81	58	98
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	(2,833)	—	—
Acquisition of manufacturing and distribution rights from DPSG	(900)	—	—
Investment in WBD	(463)	—	—
Other acquisitions and investments in noncontrolled affiliates	(83)	(500)	(1,925)
Divestitures	12	99	6
Cash restricted for pending acquisitions	—	15	(40)
Cash proceeds from sale of PBG and PAS stock	—	—	358
Short-term investments, by original maturity
More than three months – purchases	(12)	(29)	(156)
More than three months – maturities	29	71	62
Three months or less, net	(229)	13	1,376
Other investing, net	(17)	—	—

Net Cash Used for Investing Activities	(7,668)	(2,401)	(2,667)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

(in millions)

	2010	2009	2008
Financing Activities
Proceeds from issuances of long-term debt	$6,451	$1,057	$3,719
Payments of long-term debt	(59)	(226)	(649)
Debt repurchase	(500)	—	—
Short-term borrowings, by original maturity
More than three months – proceeds	227	26	89
More than three months – payments	(96)	(81)	(269)
Three months or less, net	2,351	(963)	625
Cash dividends paid	(2,978)	(2,732)	(2,541)
Share repurchases – common	(4,978)	—	(4,720)
Share repurchases – preferred	(5)	(7)	(6)
Proceeds from exercises of stock options	1,038	413	620
Excess tax benefits from share-based payment arrangements	107	42	107
Acquisition of non-controlling interest in Lebedyansky from PBG	(159)	—	—
Other financing	(13)	(26)	—

Net Cash Provided by/(Used for) Financing Activities	1,386	(2,497)	(3,025)

Effect of exchange rate changes on cash and cash equivalents	(166)	(19)	(153)

Net Increase in Cash and Cash Equivalents	2,000	1,879	1,154
Cash and Cash Equivalents, Beginning of Year	3,943	2,064	910

Cash and Cash Equivalents, End of Year	$5,943	$3,943	$2,064

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	$4,451	—	—

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 25, 2010 and December 26, 2009

(in millions except per share amounts)

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$5,943	$3,943
Short-term investments	426	192
Accounts and notes receivable, net	6,323	4,624
Inventories	3,372	2,618
Prepaid expenses and other current assets	1,505	1,194

Total Current Assets	17,569	12,571
Property, Plant and Equipment, net	19,058	12,671
Amortizable Intangible Assets, net	2,025	841
Goodwill	14,661	6,534
Other nonamortizable intangible assets	11,783	1,782

Nonamortizable Intangible Assets	26,444	8,316
Investments in Noncontrolled Affiliates	1,368	4,484
Other Assets	1,689	965

Total Assets	$68,153	$39,848

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$4,898	$464
Accounts payable and other current liabilities	10,923	8,127
Income taxes payable	71	165

Total Current Liabilities	15,892	8,756
Long-Term Debt Obligations	19,999	7,400
Other Liabilities	6,729	5,591
Deferred Income Taxes	4,057	659

Total Liabilities	46,677	22,406
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(150)	(145)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued 1,865 and 1,782 shares, respectively)	31	30
Capital in excess of par value	4,527	250
Retained earnings	37,090	33,805
Accumulated other comprehensive loss	(3,630)	(3,794)
Repurchased common stock, at cost (284 and 217 shares, respectively)	(16,745)	(13,383)

Total PepsiCo Common Shareholders’ Equity	21,273	16,908
Noncontrolling interests	312	638

Total Equity	21,476	17,442

Total Liabilities and Equity	$68,153	$39,848

See accompanying notes to consolidated financial statements.

Consolidated Statement of Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

(in millions)

	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(145)	(0.5)	(138)	(0.5)	(132)
Redemptions	(—)	(5)	(0.1)	(7)	(—)	(6)

Balance, end of year	(0.6)	(150)	(0.6)	(145)	(0.5)	(138)

Common Stock
Balance, beginning of year	1,782	30	1,782	30	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	83	1	—	—	—	—

Balance, end of year	1,865	31	1,782	30	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		250		351		450
Stock-based compensation expense		299		227		238
Stock option exercises/RSUs converted(a)		(500)		(292)		(280)
Withholding tax on RSUs converted		(68)		(36)		(57)
Equity issued in connection with our acquisitions of PBG and PAS		4,451		—		—
Other		95		—		—

Balance, end of year		4,527		250		351

Retained Earnings
Balance, beginning of year		33,805		30,638		28,184
Measurement date change		—		—		(89)

Adjusted balance, beginning of year		33,805		30,638		28,095
Net income attributable to PepsiCo		6,320		5,946		5,142
Cash dividends declared – common		(3,028)		(2,768)		(2,589)
Cash dividends declared – preferred		(1)		(2)		(2)
Cash dividends declared – RSUs		(12)		(9)		(8)
Other		6		—		—

Balance, end of year		37,090		33,805		30,638

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,794)		(4,694)		(952)
Measurement date change		—		—		51

Adjusted balance, beginning of year		(3,794)		(4,694)		(901)
Currency translation adjustment		312		800		(2,484)
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(111)		(55)		16
Reclassification of net losses to net income		53		28		5
Pension and retiree medical, net of tax:
Net pension and retiree medical (losses)/gains		(280)		21		(1,376)
Reclassification of net losses to net income		166		86		73
Unrealized gains/(losses) on securities, net of tax		23		20		(21)
Other		1		—		(6)

Balance, end of year		(3,630)		(3,794)		(4,694)

Repurchased Common Stock
Balance, beginning of year	(217)	(13,383)	(229)	(14,122)	(177)	(10,387)
Share repurchases	(76)	(4,978)	—	—	(68)	(4,720)
Stock option exercises	24	1,487	11	649	15	883
Other	(15)	129	1	90	1	102

Balance, end of year	(284)	(16,745)	(217)	(13,383)	(229)	(14,122)

Total Common Shareholders’ Equity		21,273		16,908		12,203

Noncontrolling Interests
Balance, beginning of year		638		476		62
Net income attributable to noncontrolling interests		18		33		24
(Distributions to)/contributions from noncontrolling interests, net		(332)		150		450
Currency translation adjustment		(13)		(12)		(48)
Other, net		1		(9)		(12)

Balance, end of year		312		638		476

Total Equity		$21,476		$17,442		$12,582

(a)	Includes total tax benefits of $75 million in 2010, $31 million in 2009 and $95 million in 2008.

(Continued on following page)

Consolidated Statement of Equity (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

(in millions)

	2010	2009	2008
Comprehensive Income
Net income	$6,338	$5,979	$5,166
Other Comprehensive Income/(Loss)
Currency translation adjustment	299	788	(2,532)
Cash flow hedges, net of tax	(58)	(27)	21
Pension and retiree medical, net of tax:
Net prior service credit/(cost)	22	(3)	55
Net (losses)/gains	(136)	110	(1,358)
Unrealized gains/(losses) on securities, net of tax	23	20	(21)
Other	1	—	(6)

	151	888	(3,841)

Comprehensive Income	6,489	6,867	1,325
Comprehensive (income)/loss attributable to noncontrolling interests	(5)	(21)	24

Comprehensive Income Attributable to PepsiCo	$6,484	$6,846	$1,349

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

On February 26, 2010, we completed our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS). The results of the acquired companies in the U.S. and Canada are reflected in our consolidated results as of the acquisition date, and the international results of the acquired companies have been reported as of the beginning of our second quarter of 2010, consistent with our monthly international reporting calendar. The results of the acquired companies in the U.S., Canada and Mexico are reported within our PAB segment, and the results of the acquired companies in Europe, including Russia, are reported within our Europe segment. Prior to our acquisitions of PBG and PAS, we recorded our share of equity income or loss from the acquired companies in bottling equity income in our income statement. Our share of the net income of PBV is reflected in bottling equity income and our share of income or loss from other noncontrolled affiliates is reflected as a component of selling, general and administrative expenses. Additionally, in the first quarter of 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million, comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. See Notes 8 and 15 and for additional unaudited information on items affecting the comparability of our consolidated results, see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, stock-based compensation, pension and retiree medical accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for perpetual brands, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results could differ significantly from these estimates.

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

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2010 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages, and foods in over 200 countries with our largest operations in North America (United States and Canada), Mexico, Russia and the United Kingdom. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions. For additional unaudited information on our divisions, see “Our Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	stock-based compensation expense;

•	pension and retiree medical expense; and

•	derivatives.

Stock-Based Compensation Expense

Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2010 was approximately 17% to FLNA, 2% to QFNA, 5% to LAF, 32% to PAB, 11% to Europe, 8% to AMEA and 25% to corporate unallocated expenses. We had similar allocations of stock-based compensation expense to our divisions in 2009 and 2008. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

Pension and Retiree Medical Expense

Pension and retiree medical service costs measured at a fixed discount rate, as well as amortization of costs related to certain pension plan amendments and gains and losses due to demographics, including salary experience, are reflected in division results for North American employees. Division results also include interest costs, measured at a fixed discount rate, for retiree medical plans. Interest costs for the pension plans, pension asset returns and the impact of pension funding, and gains and losses other than those due to demographics, are all reflected in corporate unallocated expenses. In addition, corporate unallocated expenses include the difference between the service costs measured at a fixed discount rate (included in division results as noted above) and the total service costs determined using the plans’ discount rates as disclosed in Note 7.

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

	2010	2009	2008	2010	2009	2008
	Net Revenue			Operating Profit(a)
FLNA	$13,397	$13,224	$12,507	$3,549	$3,258	$2,959
QFNA	1,832	1,884	1,902	568	628	582
LAF	6,315	5,703	5,895	1,004	904	897
PAB (b)	20,401	10,116	10,937	2,776	2,172	2,026
Europe (b)	9,254	6,727	6,891	1,020	932	910
AMEA	6,639	5,578	5,119	742	716	592

Total division	57,838	43,232	43,251	9,659	8,610	7,966
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	—	—	—	91	274	(346)
Merger and integration costs	—	—	—	(191)	(49)	—
Restructuring and impairment charges	—	—	—	—	—	(10)
Venezuela currency devaluation	—	—	—	(129)	—	—
Asset write-off	—	—	—	(145)	—	—
Foundation contribution	—	—	—	(100)	—	—
Other	—	—	—	(853)	(791)	(651)

	$57,838	$43,232	$43,251	$8,332	$8,044	$6,959

(a)	For information on the impact of restructuring, impairment and integration charges on our divisions, see Note 3.

(b)	Changes in 2010 relate primarily to our acquisitions of PBG and PAS.

Corporate

Corporate includes costs of our corporate headquarters, centrally managed initiatives, such as our ongoing business transformation initiative and research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, certain commodity derivative gains and losses and certain other items.

Other Division Information

	2010	2009	2008	2010	2009	2008
	Total Assets			Capital Spending
FLNA	$6,284	$6,337	$6,284	$526	$490	$553
QFNA	960	997	1,035	37	33	43
LAF	4,053	3,575	3,023	370	310	351
PAB (a)	31,622	7,670	7,673	973	182	344
Europe (a)	12,853	9,321	8,840	503	357	401
AMEA	5,748	4,937	3,756	624	585	479

Total division	61,520	32,837	30,611	3,033	1,957	2,171
Corporate (b)	6,394	3,933	2,729	220	171	275
Investments in bottling affiliates (a)	239	3,078	2,654	—	—	—

	$68,153	$39,848	$35,994	$3,253	$2,128	$2,446

(a)	Changes in total assets in 2010 relate primarily to our acquisitions of PBG and PAS.

(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

	2010	2009	2008	2010	2009	2008
	Amortization of Intangible Assets			Depreciation and Other Amortization
FLNA	$7	$7	$9	$462	$440	$441
QFNA	—	—	—	38	36	34
LAF	6	5	6	213	189	194
PAB (a)	56	18	16	749	345	334
Europe (a)	35	22	23	343	227	210
AMEA	13	11	10	306	248	213

Total division	117	63	64	2,111	1,485	1,426
Corporate	—	—	—	99	87	53

	$117	$63	$64	$2,210	$1,572	$1,479

	2010	2009	2008	2010	2009	2008
	Net Revenue(b)			Long-Lived Assets(c)
U.S. (a)	$30,618	$22,446	$22,525	$28,631	$12,496	$12,095
Mexico (a)	4,531	3,210	3,714	1,671	1,044	904
Canada (a)	3,081	1,996	2,107	3,133	688	556
Russia (a)	1,890	1,006	585	2,744	2,094	577
United Kingdom	1,888	1,826	2,099	1,019	1,358	1,509
All other countries	15,830	12,748	12,221	11,697	8,632	6,889

	$57,838	$43,232	$43,251	$48,895	$26,312	$22,530

(a)	Increases in 2010 relate primarily to our acquisitions of PBG and PAS.

(b)	Represents net revenue from businesses operating in these countries.

(c)

Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to concentration of credit risk by our customers, including Wal-Mart. In 2010, Wal-Mart (including Sam’s) represented approximately 12% of our total net revenue, including concentrate sales to our bottlers (including concentrate sales to PBG and PAS prior to the February 26, 2010 acquisition date) which are used in finished goods sold by them to Wal-Mart. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives and discounts through various programs to our customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $29.1 billion in 2010, $12.9 billion in 2009 and $12.5 billion in 2008. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $296 million, as of both December 25, 2010 and December 26, 2009, are included in current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other marketplace spending, which includes the costs of advertising and other marketing activities, totaled $3.4 billion in 2010, $2.8 billion in 2009 and $2.9 billion in 2008 and is reported as selling, general and administrative expenses. Included in these amounts were advertising expenses of $1.9 billion in 2010 and $1.7 billion in both 2009 and 2008. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.

Deferred advertising costs of $158 million and $143 million at year-end 2010 and 2009, respectively, are classified as prepaid expenses on our balance sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $7.7 billion in 2010 and $5.6 billion in both 2009 and 2008.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less which we do not intend to rollover beyond three months.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to ten years. Software amortization totaled $137 million in 2010, $119 million in 2009 and $58 million in 2008. Net capitalized software and development costs were $1.1 billion as of both December 25, 2010 and December 26, 2009.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9.

Research and Development

We engage in a variety of research and development activities. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $488 million in 2010, $414 million in 2009 and $388 million in 2008 and are reported within selling, general and administrative expenses.

Other Significant Accounting Policies

Our other significant accounting policies are disclosed as follows:

•

Property, Plant and Equipment and Intangible Assets – Note 4, and for additional unaudited information on goodwill and other intangible assets, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA required us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we recorded a one-time related tax charge of $41 million in the second quarter of 2010. We continue to evaluate the longer-term impacts of this new legislation.

Note 3 – Restructuring, Impairment and Integration Charges

In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. $467 million of these charges were recorded in the PAB segment, $111 million recorded in the Europe segment, $191 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. All of these charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. The merger and integration charges related to our acquisitions of PBG and PAS are being incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of merger–related charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011. In total, these charges had an after-tax impact of $648 million or $0.40 per share.

In 2009, we incurred $50 million of charges related to the merger of PBG and PAS, of which substantially all was paid in 2009. In 2009, we also incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program that began in 2008. The program includes actions in all divisions of the business, including the closure of six plants that we believe will increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These charges were recorded in selling, general and administrative expenses. These initiatives were completed in the second quarter of 2009 and substantially all cash payments related to these charges were paid by the end of 2010.

In 2008, we incurred charges of $543 million ($408 million after-tax or $0.25 per share) in conjunction with our Productivity for Growth program. Approximately $455 million of the charge was recorded in selling, general and administrative expenses, with the remainder recorded in cost of sales.

A summary of our merger and integration activity in 2010 is as follows:

	Severance and Other Employee Costs(a)	Asset Impairment	Other Costs	Total
2010 merger and integration charges	$396	$132	$280	$808
Cash payments	(114)	—	(271)	(385)
Non-cash charges	(103)	(132)	16	(219)

Liability as of December 25, 2010	$179	$—	$25	$204

(a)	Primarily reflects termination costs for approximately 2,370 employees.

A summary of our restructuring and impairment charges in 2009 is as follows:

	Severance and Other Employee Costs(a)	Other Costs	Total
FLNA	$—	$2	$2
QFNA	—	1	1
LAF	3	—	3
PAB	6	10	16
Europe	1	—	1
AMEA	7	6	13

	$17	$19	$36

(a)	Primarily reflects termination costs for approximately 410 employees.

A summary of our restructuring and impairment charges in 2008 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$48	$38	$22	$108
QFNA	14	3	14	31
LAF	30	8	2	40
PAB	68	92	129	289
Europe	39	6	5	50
AMEA	11	2	2	15
Corporate	2	—	8	10

	$212	$149	$182	$543

Severance and other employee costs primarily reflect termination costs for approximately 3,500 employees. Asset impairments relate to the closure of six plants and changes to our beverage product portfolio. Other costs include contract exit costs and third-party incremental costs associated with upgrading our product portfolio and our supply chain.

A summary of our Productivity for Growth program activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2008 restructuring and impairment charges	$212	$149	$182	$543
Cash payments	(50)	—	(109)	(159)
Non-cash charge	(27)	(149)	(9)	(185)
Currency translation	(1)	—	—	(1)

Liability as of December 27, 2008	134	—	64	198
2009 restructuring and impairment charges	17	12	7	36
Cash payments	(128)	—	(68)	(196)
Currency translation	(14)	(12)	25	(1)

Liability as of December 26, 2009	9	—	28	37
Cash payments	(6)	—	(25)	(31)
Non-cash charge	(2)	—	(1)	(3)
Currency translation	—	—	(1)	(1)

Liability as of December 25, 2010	$1	$—	$1	$2

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life	2010	2009	2008
Property, plant and equipment, net
Land and improvements	10 – 34yrs.	$1,976	$1,208
Buildings and improvements	15 – 44	7,054	5,080
Machinery and equipment, including fleet and software	5 – 15	22,091	17,183
Construction in progress		1,920	1,441

		33,041	24,912
Accumulated depreciation		(13,983)	(12,241)

		$19,058	$12,671

Depreciation expense		$2,124	$1,500	$1,422

Amortizable intangible assets, net
Acquired franchise rights	56 – 60	$949	$—
Reacquired franchise rights	1 – 14	110	—
Brands	5 – 40	1,463	1,465
Other identifiable intangibles	10 – 24	747	505

		3,269	1,970
Accumulated amortization		(1,244)	(1,129)

		$2,025	$841

Amortization expense		$117	$63	$64

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 25, 2010 and using average 2010 foreign exchange rates, is expected to be $121 million in 2011, $114 million in 2012, $106 million in 2013, $89 million in 2014 and $81 million in 2015.

Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. For additional unaudited information on our policies for amortizable brands, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Balance, Beginning 2009	Acquisitions	Translation and Other	Balance, End of 2009	Acquisitions	Translation and Other	Balance, End of 2010
FLNA
Goodwill	$277	$6	$23	$306	$—	$7	$313
Brands	—	26	4	30	—	1	31

	277	32	27	336	—	8	344

QFNA
Goodwill	175	—	—	175	—	—	175

LAF
Goodwill	424	17	38	479	—	18	497
Brands	127	1	8	136	—	7	143

	551	18	46	615	—	25	640

PAB (a)
Goodwill	2,355	62	14	2,431	7,476	39	9,946
Reacquired franchise rights	—	—	—	—	7,229	54	7,283
Acquired franchise rights	—	—	—	—	660	905 (b)	1,565
Brands	59	48	5	112	66	4	182
Other	—	—	—	—	10	—	10

	2,414	110	19	2,543	15,441	1,002	18,986

Europe (a)
Goodwill	1,469	1,291	(136)	2,624	583	(168)	3,039
Reacquired franchise rights	—	—	—	—	810	(17)	793
Acquired franchise rights	—	—	—	—	232	(5)	227
Brands	844	572	(38)	1,378	88	(86)	1,380

	2,313	1,863	(174)	4,002	1,713	(276)	5,439

AMEA
Goodwill	424	4	91	519	116	56	691
Brands	98	—	28	126	26	17	169

	522	4	119	645	142	73	860

Total goodwill	5,124	1,380	30	6,534	8,175	(48)	14,661
Total reacquired franchise rights	—	—	—	—	8,039	37	8,076
Total acquired franchise rights	—	—	—	—	892	900	1,792
Total brands	1,128	647	7	1,782	180	(57)	1,905
Total other	—	—	—	—	10	—	10

	$6,252	$2,027	$37	$8,316	$17,296	$832	$26,444

(a)	Net increases in 2010 relate primarily to our acquisitions of PBG and PAS.

(b)	Includes $900 million related to our upfront payment to DPSG to manufacture and distribute Dr Pepper and certain other DPSG products.

Note 5 — Income Taxes

		2010	2009	2008
Income before income taxes
U.S.		$4,008	$4,209	$3,274
Foreign		4,224	3,870	3,771

		$8,232	$8,079	$7,045

	Provision for income taxes
Current:	U.S. Federal	$932	$1,238	$815
	Foreign	728	473	732
	State	137	124	87

		1,797	1,835	1,634

Deferred:	U.S. Federal	78	223	313
	Foreign	18	21	(69)
	State	1	21	1

		97	265	245

		$1,894	$2,100	$1,879

	Tax rate reconciliation
	U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
	State income tax, net of U.S. Federal tax benefit	1.1	1.2	0.8
	Lower taxes on foreign results	(9.4)	(7.9)	(8.0)
	Acquisitions of PBG and PAS	(3.1)	—	—
	Other, net	(0.6)	(2.3)	(1.1)

	Annual tax rate	23.0%	26.0%	26.7%

	Deferred tax liabilities
	Investments in noncontrolled affiliates	$74	$1,120
	Debt guarantee of wholly owned subsidiary	828	—
	Property, plant and equipment	1,984	1,056
	Intangible assets other than nondeductible goodwill	3,726	417
	Other	647	68

	Gross deferred tax liabilities	7,259	2,661

	Deferred tax assets
	Net carryforwards	1,264	624
	Stock-based compensation	455	410
	Retiree medical benefits	579	508
	Other employee-related benefits	527	442
	Pension benefits	291	179
	Deductible state tax and interest benefits	320	256
	Long-term debt obligations acquired	291	—
	Other	904	560

	Gross deferred tax assets	4,631	2,979
	Valuation allowances	(875)	(586)

	Deferred tax assets, net	3,756	2,393

	Net deferred tax liabilities	$3,503	$268

	2010	2009	2008
Deferred taxes included within:
Assets:
Prepaid expenses and other current assets	$554	$391
Other assets	—	—
Liabilities:
Deferred income taxes	$4,057	$659
Analysis of valuation allowances
Balance, beginning of year	$586	$657	$695
Provision/(Benefit)	75	(78)	(5)
Other additions/(deductions)	214	7	(33)

Balance, end of year	$875	$586	$657

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

Reserves

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

•

U.S. – continue to dispute one matter related to tax years 1998 through 2002. During 2010, all but three issues were resolved for tax years 2003 through 2005. These three issues are currently under review by the IRS Appeals Division. Our U.S. tax returns for the years 2006 through 2007 are currently under audit;

•	Mexico – audits have been substantially completed for all taxable years through 2005;

•	United Kingdom – audits have been completed for all taxable years prior to 2008; and

•	Canada – domestic audits have been substantially completed for all taxable years through 2007. International audits have been completed for all taxable years through 2003.

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

As of December 25, 2010, the total gross amount of reserves for income taxes, reported in other liabilities, was $2,023 million. Any prospective adjustments to these reserves will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $570 million as of December 25, 2010, of which $135 million was recognized in 2010. The gross amount of interest accrued was $461 million as of December 26, 2009, of which $30 million was recognized in 2009.

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2010	2009
Balance, beginning of year	$1,731	$1,711
Additions for tax positions related to the current year	204	238
Additions for tax positions from prior years	517	79
Reductions for tax positions from prior years	(391)	(236)
Settlement payments	(30)	(64)
Statute of limitations expiration	(7)	(4)
Translation and other	(2)	7

Balance, end of year	$2,022 (a)	$1,731

(a)	Includes amounts related to our acquisitions of PBG and PAS.

Carryforwards and Allowances

Operating loss carryforwards totaling $9.1 billion at year-end 2010 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.4 billion in 2011, $6.5 billion between 2012 and 2030 and $2.2 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Undistributed International Earnings

As of December 25, 2010, we had approximately $26.6 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.

Note 6 — Stock-Based Compensation

Our stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Stock options and restricted stock units (RSU) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP), the only stock-based plan under which we currently grant stock options and RSUs. Stock-based compensation expense was $352 million in 2010, $227 million in 2009 and $238 million in 2008. In 2010, $299 million was recorded as stock-based compensation expense and $53 million was included in merger and integration charges. $86 million of the $352 million recorded in 2010 was related to the unvested acquisition-related grants described below. Income tax benefits related to stock-based compensation expense and recognized in earnings were $89 million in 2010, $67 million in 2009 and $71 million in 2008. At year-end 2010, 154 million shares were available for future stock-based compensation grants.

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

As a result of our annual benefits review in 2010, the Company approved certain changes to our benefits programs to remain market competitive relative to other leading global companies. These changes included ending the Company’s broad-based SharePower stock option program. Consequently, beginning in 2011, no new awards will be granted under the SharePower program. Outstanding SharePower awards from 2010 and earlier will continue to vest and be exercisable according to the terms and conditions of the program. See Note 7 for additional information regarding other related changes.

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

The fair value of stock option grants is amortized to expense over the vesting period, generally three years. Executives who are awarded long-term incentives based on their performance are generally offered the choice of stock options or RSUs. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and are granted 50% stock options and 50% performance-based RSUs. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets approved by the Compensation Committee of the Board of Directors. RSU expense is based on the fair value of PepsiCo stock on the date of grant and is amortized over the vesting period, generally three years. Each RSU is settled in a share of our stock after the vesting period.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2010	2009	2008
Expected life	5 yrs.	6 yrs.	6 yrs.
Risk free interest rate	2.3%	2.8%	3.0%
Expected volatility	17%	17%	16%
Expected dividend yield	2.8%	3.0%	1.9%

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

A summary of our stock-based compensation activity for the year ended December 25, 2010 is presented below:

Our Stock Option Activity

	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 26, 2009	106,011	$51.68
Granted	26,858	54.09
Exercised	(23,940)	43.47
Forfeited/expired	(2,726)	55.85

Outstanding at December 25, 2010	106,203	$54.03	5.19	$1,281,596

Exercisable at December 25, 2010	67,304	$50.26	3.44	$1,040,510

(a)	Options are in thousands and include options previously granted under PBG, PAS and Quaker plans. No additional options or shares may be granted under the PBG, PAS and Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity

	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 26, 2009	6,092	$60.98
Granted	8,326	65.01
Converted	(3,183)	63.58
Forfeited/expired	(573)	62.50

Outstanding at December 25, 2010	10,662	$63.27	1.69	$700,397

(a)	RSUs are in thousands and include RSUs previously granted under a PBG plan. No additional RSUs or shares may be granted under the PBG plan.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Other Stock-Based Compensation Data

	2010	2009	2008
Stock Options
Weighted-average fair value of options granted	$13.93	$7.02	$11.24
Total intrinsic value of options exercised(a)	$502,354	$194,545	$410,152

RSUs
Total number of RSUs granted(a)	8,326	2,653	2,135
Weighted-average intrinsic value of RSUs granted	$65.01	$53.22	$68.73
Total intrinsic value of RSUs converted(a)	$202,717	$124,193	$180,563

(a)	In thousands.

As of December 25, 2010, there was $423 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 2 years.

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

Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, and from changes in our assumptions are also determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service period of active plan participants, which is approximately 11 years for pension expense and approximately 8 years for retiree medical expense. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants.

In connection with our acquisitions of PBG and PAS, we assumed sponsorship of pension and retiree medical plans that provide benefits to U.S. and certain international employees. Subsequently, during the third quarter of 2010, we merged the pension plan assets of the legacy PBG and PAS U.S. pension plans with those of PepsiCo into one master trust.

During 2010, the Compensation Committee of PepsiCo’s Board of Directors approved certain changes to the U.S. pension and retiree medical plans, effective January 1, 2011. Pension plan design changes include implementing a new employer contribution to the 401(k) savings plan for all future salaried new hires of the Company, as salaried new hires are no longer eligible to participate in the defined benefit pension plan, as well as implementing a new defined benefit pension formula for certain hourly new hires of the Company. Pension plan design changes also include implementing a new employer contribution to the 401(k) savings plan for certain legacy PBG and PAS salaried employees (as such employees are also not eligible to participate in the defined benefit pension plan), as well as implementing a new defined benefit pension formula for certain legacy PBG and PAS hourly employees. The retiree medical plan design change includes phasing out Company subsidies of retiree medical benefits.

As a result of these changes, we remeasured our pension and retiree medical expenses and liabilities in the third quarter of 2010, which resulted in a one-time pre-tax curtailment gain of $62 million included in retiree medical expense.

The provisions of both the PPACA and the Health Care and Education Reconciliation Act are reflected in our retiree medical expenses and liabilities and were not material to our financial statements.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	2010	2009	2010	2009	2010	2009
	U.S.		International
Change in projected benefit liability
Liability at beginning of year	$6,606	$6,217	$1,709	$1,270	$1,359	$1,370
Acquisitions	2,161	—	90	—	396	—
Service cost	299	238	81	54	54	44
Interest cost	506	373	106	82	93	82
Plan amendments	28	—	—	—	(132)	—
Participant contributions	—	—	3	10	—	—
Experience loss/(gain)	583	70	213	221	95	(63)
Benefit payments	(375)	(296)	(69)	(50)	(100)	(80)
Settlement/curtailment gain	(2)	—	(3)	(8)	—	—
Special termination benefits	45	—	3	—	3	—
Foreign currency adjustment	—	—	(18)	130	2	6
Other	—	4	27	—	—	—

Liability at end of year	$9,851	$6,606	$2,142	$1,709	$1,770	$1,359

Change in fair value of plan assets
Fair value at beginning of year	$5,420	$3,974	$1,561	$1,165	$13	$—
Acquisitions	1,633	—	52	—	—	—
Actual return on plan assets	943	697	164	159	7	2
Employer contributions/funding	1,249	1,041	215	167	270	91
Participant contributions	—	—	3	10	—	—
Benefit payments	(375)	(296)	(69)	(50)	(100)	(80)
Settlement	—	—	(2)	(8)	—	—
Foreign currency adjustment	—	—	(28)	118	—	—
Other	—	4	—	—	—	—

Fair value at end of year	$8,870	$5,420	$1,896	$1,561	$190	$13

Funded status	$(981)	$(1,186)	$(246)	$(148)	$(1,580)	$(1,346)

	Pension				Retiree Medical
	2010	2009	2010	2009	2010	2009
	U.S.		International
Amounts recognized
Other assets	$47	$—	$66	$50	$—	$—
Other current liabilities	(54)	(36)	(10)	(1)	(145)	(105)
Other liabilities	(974)	(1,150)	(302)	(197)	(1,435)	(1,241)

Net amount recognized	$(981)	$(1,186)	$(246)	$(148)	$(1,580)	$(1,346)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss	$2,726	$2,563	$767	$625	$270	$190
Prior service cost/(credit)	117	101	17	20	(150)	(102)

Total	$2,843	$2,664	$784	$645	$120	$88

Components of the increase/(decrease) in net loss
Change in discount rate	$556	$47	$213	$97	$101	$11
Employee-related assumption changes	4	—	(4)	70	8	(38)
Liability-related experience different from assumptions	43	23	5	51	(22)	(36)
Actual asset return different from expected return	(300)	(235)	(41)	(54)	(6)	(2)
Amortization of losses	(119)	(111)	(24)	(9)	(9)	(11)
Other, including foreign currency adjustments	(21)	13	(7)	49	8	—

Total	$163	$(263)	$142	$204	$80	$(76)

Liability at end of year for service to date	$9,163	$5,784	$1,743	$1,414

The components of benefit expense are as follows:

	Pension						Retiree Medical
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	U.S.			International
Components of benefit expense
Service cost	$299	$238	$244	$81	$54	$61	$54	$44	$45
Interest cost	506	373	371	106	82	88	93	82	82
Expected return on plan assets	(643)	(462)	(416)	(123)	(105)	(112)	(1)	—	—
Amortization of prior service cost/(credit)	12	12	19	2	2	3	(22)	(17)	(13)
Amortization of net loss	119	110	55	24	9	19	9	11	7

	293	271	273	90	42	59	133	120	121
Settlement/curtailment (gain)/loss	(2)	(13)	3	1	3	3	(62)	—	—
Special termination benefits	45	—	31	3	—	2	3	—	3

Total	$336	$258	$307	$94	$45	$64	$74	$120	$124

The estimated amounts to be amortized from accumulated other comprehensive loss into benefit expense in 2011 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$144	$39	$12
Prior service cost/(credit)	15	2	(28)

Total	$159	$41	$(16)

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	U.S.			International
Weighted-average assumptions
Liability discount rate	5.7%	6.1%	6.2%	5.5%	5.9%	6.3%	5.2%	6.1%	6.2%
Expense discount rate	6.0%	6.2%	6.5%	6.0%	6.3%	5.6%	5.8%	6.2%	6.5%
Expected return on plan assets	7.8%	7.8%	7.8%	7.1%	7.1%	7.2%	7.8%
Liability rate of salary increases	4.1%	4.4%	4.4%	4.1%	4.1%	4.1%
Expense rate of salary increases	4.4%	4.4%	4.6%	4.1%	4.2%	3.9%

The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	2010	2009	2010	2009	2010	2009
	U.S.		International
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(525)	$(2,695)	$(610)	$(342)
Fair value of plan assets	$—	$2,220	$474	$309
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(5,806)	$(6,603)	$(1,949)	$(1,566)	$(1,770)	$(1,359)
Fair value of plan assets	$4,778	$5,417	$1,638	$1,368	$190	$13

Of the total projected pension benefit liability at year-end 2010, $747 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments and Funding

Our estimated future benefit payments are as follows:

	2011	2012	2013	2014	2015	2016-20
Pension	$480	$500	$520	$560	$595	$3,770
Retiree medical(a)	$155	$155	$160	$165	$170	$875

(a)

Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $11 million for each of the years from 2011 through 2015 and approximately $90 million in total for 2016 through 2020.

These future benefits to beneficiaries include payments from both funded and unfunded pension plans.

In 2011, we expect to make pension contributions of approximately $160 million, with up to approximately $15 million expected to be discretionary. Our net cash payments for retiree medical are estimated to be approximately $145 million in 2011.

Plan Assets

Pension

Our pension plan investment strategy includes the use of actively-managed securities and is reviewed annually based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%. Our target investment allocation is 40% for U.S. equity allocations, 20% for international equity allocations and 40% for fixed income allocations. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations. In an effort to enhance diversification, the pension plan divested its holdings of PepsiCo stock in the fourth quarter of 2010.

The expected return on pension plan assets is based on our pension plan investment strategy, our expectations for long-term rates of return by asset class, taking into account volatilities and correlation among asset classes, and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. To calculate the expected return on pension plan assets, we use a market-related valuation method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) for securities included in our equity strategies over a five-year period. This has the effect of reducing year-to-year volatility. For all other asset categories, the actual fair value is used for the market-related value of assets.

Retiree Medical

In 2010, we made nondiscretionary contributions of $100 million to fund the payment of U.S. retiree medical claims. During the fourth quarter of 2010, we made a discretionary contribution of $170 million to fund future U.S. retiree medical plan benefits. This contribution was invested consistent with the allocation of existing assets in the U.S. pension plan.

Fair Value

The guidance on fair value measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

Plan assets measured at fair value as of fiscal year-end 2010 and 2009 are categorized consistently by level in both years, and are as follows:

	2010*				2009
	Total	Level 1	Level 2	Level 3	Total
U.S. plan assets
Equity securities:
PepsiCo common stock(a)	$—	$—	$—	$—	$332
U.S. common stock(a)	304	304	—	—	229
U.S. commingled funds(b)	3,426	—	3,426	—	1,387
International common stock(a)	834	834	—	—	700
International commingled fund(c)	992	—	992	—	114
Preferred stock(d)	4	—	4	—	4
Fixed income securities:
Government securities(d)	950	—	950	—	741
Corporate bonds(d)	2,374	—	2,374	—	1,214
Mortgage-backed securities(d)	20	—	20	—	201
Other:
Contracts with insurance companies(f)	28	—	—	28	9
Cash and cash equivalents	81	81	—	—	457

Sub-total U.S. plan assets	9,013	$1,219	$7,766	$28	5,388

Dividends and interest receivable	47				32

Total U.S. plan assets	$9,060				$5,420

International plan assets
Equity securities:
U.S. commingled funds(b)	$193	$—	$193	$—	$180
International commingled funds(c)	779	—	779	—	661
Fixed income securities:
Government securities(d)	184	—	184	—	139
Corporate bonds(d)	152	—	152	—	128
Fixed income commingled funds(e)	393	—	393	—	363
Other:
Contracts with insurance companies(f)	28	—	—	28	29
Currency commingled funds(g)	42	—	42	—	44
Cash and cash equivalents	120	120	—	—	17

Sub-total international plan assets	1,891	$120	$1,743	$28	1,561

Dividends and interest receivable	5				—

Total international plan assets	$1,896				$1,561

(a)	Based on quoted market prices in active markets.

(b)

Based on the fair value of the investments owned by these funds that track various U.S. large, mid-cap and small company indices. Includes one large-cap fund that represents 32% and 25%, respectively, of total U.S. plan assets for 2010 and 2009.

(c)	Based on the fair value of the investments owned by these funds that track various non-U.S. equity indices.

(d)

Based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes that are not observable. Corporate bonds of U.S.-based companies represent 22% and 18%, respectively, of total U.S. plan assets for 2010 and 2009.

(e)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

(f)	Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable.

(g)	Based on the fair value of the investments owned by these funds. Includes managed hedge funds that invest primarily in derivatives to reduce currency exposure.

*	2010 amounts include $190 million of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

Retiree Medical Cost Trend Rates

An average increase of 7% in the cost of covered retiree medical benefits is assumed for 2011. This average increase is then projected to decline gradually to 5% in 2020 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. In addition, beginning January 1, 2011, the Company will start phasing out company subsidies of retiree medical benefits. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2010 service and interest cost components	$5	$(4)
2010 benefit liability	$42	$(50)

Savings Plan

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to help employees accumulate additional savings for retirement, and we make company matching contributions on a portion of eligible pay based on years of service. In 2010, in connection with our acquisitions of PBG and PAS, we also made company retirement contributions for certain employees on a portion of eligible pay based on years of service. In 2010 and 2009, our total contributions were $135 million and $72 million, respectively.

Beginning January 1, 2011, a new employer contribution to the 401(k) savings plan will become effective for certain eligible legacy PBG and PAS salaried employees as well as all future eligible salaried new hires of PepsiCo who are not eligible to participate in the defined benefit pension plan as a result of plan design changes approved during 2010.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis.

Note 8 — Noncontrolled Bottling Affiliates

On February 26, 2010, we completed our acquisitions of PBG and PAS, at which time we gained control over their operations and began to consolidate their results. See Note 1. Prior to these acquisitions, PBG and PAS represented our most significant noncontrolled bottling affiliates. Sales to PBG in 2010 (prior to the acquisition date) represented less than 1% of our total net revenue in 2010, 6% of our total net revenue in 2009 and 7% of our total net revenue in 2008.

See Note 15 for additional information regarding our acquisitions of PBG and PAS.

The Pepsi Bottling Group

In addition to approximately 32% of PBG’s outstanding common stock that we owned at year-end 2009, we owned 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary.

PBG’s summarized financial information is as follows:

	2009	2008
Current assets	$3,412
Noncurrent assets	10,158

Total assets	$13,570

Current liabilities	$1,965
Noncurrent liabilities	7,896

Total liabilities	$9,861

Our investment	$1,775

Net revenue	$13,219	$13,796
Gross profit	$5,840	$6,210
Operating income	$1,048	$649
Net income attributable to PBG	$612	$162

Our investment in PBG, which included the related goodwill, was $463 million higher than our ownership interest in their net assets less noncontrolling interests at year-end 2009.

During 2008, together with PBG, we jointly acquired Russia’s leading branded juice company, Lebedyansky. See Note 14 for further information on this acquisition.

PepsiAmericas

At year-end 2009, we owned approximately 43% of the outstanding common stock of PAS.

PAS’s summarized financial information is as follows:

	2009	2008
Current assets	$952
Noncurrent assets	4,141

Total assets	$5,093

Current liabilities	$669
Noncurrent liabilities	2,493

Total liabilities	$3,162

Our investment	$1,071

Net revenue	$4,421	$4,937
Gross profit	$1,767	$1,982
Operating income	$381	$473
Net income attributable to PAS	$181	$226

Our investment in PAS, which included the related goodwill, was $322 million higher than our ownership interest in their net assets less noncontrolling interests at year-end 2009.

Related Party Transactions

Our significant related party transactions are with our noncontrolled bottling affiliates, including PBG and PAS prior to our acquisitions on February 26, 2010. All such amounts are settled on terms consistent with other trade receivables and payables. The transactions primarily consist of (1) selling concentrate to these affiliates, which they use in the production of CSDs and non-carbonated beverages, (2) selling certain finished goods to these affiliates, (3) receiving royalties for the use of our trademarks for certain products and (4) paying these affiliates to act as our manufacturing and distribution agent for product associated with our national account fountain customers. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “Our Customers” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2010(a)	2009	2008
Net revenue	$993	$3,922	$4,049
Cost of sales	$116	$634	$660
Selling, general and administrative expenses	$6	$24	$30
Accounts and notes receivable	$27	$254	$248
Accounts payable and other liabilities	$42	$285	$198

(a)

Includes transactions with PBG and PAS in 2010 prior to the date of acquisition. 2010 balance sheet information for PBG and PAS is not applicable as we consolidated their balance sheets at the date of acquisition.

We also coordinate, on an aggregate basis, the contract negotiations of sweeteners and other raw material requirements, including aluminum cans and plastic bottles and closures for certain of our independent bottlers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, these transactions are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our bottlers, but we consider this exposure to be remote.

In addition, our joint ventures with Unilever (under the Lipton brand name) and Starbucks sell finished goods (ready-to-drink teas, coffees and water products) to our noncontrolled bottling affiliates. Consistent with accounting for equity method investments, our joint venture revenue is not included in our consolidated net revenue and therefore is not included in the above table.

In 2010, we repurchased $357 million (5.5 million shares) of PepsiCo stock from the Master Trust which holds assets of PepsiCo’s U.S. qualified pension plans at market value. See Note 7.

Note 9 — Debt Obligations and Commitments

	2010	2009
Short-term debt obligations
Current maturities of long-term debt	$113	$102
Commercial paper (0.2%)	2,632	—
Notes due 2011 (4.4%)	1,513	—
Other borrowings (5.3% and 6.7%)	640	362

	$4,898	$464

Long-term debt obligations
Notes due 2012 (3.1% and 1.9%)	$2,437	$1,079
Notes due 2013 (3.0% and 3.7%)	2,110	999
Notes due 2014 (5.3% and 4.0%)	2,888	1,026
Notes due 2015 (2.6%)	1,617	—
Notes due 2016-2040 (4.9% and 5.4%)	10,828	4,056
Zero coupon notes, due 2011-2012 (13.3%)	136	192
Other, due 2011-2019 (4.8% and 8.4%)	96	150

	20,112	7,502
Less: current maturities of long-term debt obligations	(113)	(102)

	$19,999	$7,400

The interest rates in the above table reflect weighted-average rates at year-end.

In the first quarter of 2010, we issued $1.25 billion of floating rate notes maturing in 2011 which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 3 basis points, $1.0 billion of 3.10% senior notes maturing in 2015, $1.0 billion of 4.50% senior notes maturing in 2020 and $1.0 billion of 5.50% senior notes maturing in 2040. A portion of the net proceeds from the issuance of these notes was used to finance our acquisitions of PBG and PAS and the remainder was used for general corporate purposes.

On February 26, 2010, in connection with the transactions contemplated by the PBG merger agreement, Pepsi-Cola Metropolitan Bottling Company, Inc. (Metro) assumed the due and punctual payment of the principal of (and premium, if any) and interest on PBG’s 7.00% senior notes due March 1, 2029 ($1 billion principal amount of which are outstanding). These notes are guaranteed by Bottling Group, LLC and PepsiCo.

On February 26, 2010, in connection with the transactions contemplated by the PAS merger agreement, Metro assumed the due and punctual payment of the principal of (and premium, if any) and interest on PAS’s 7.625% notes due 2015 ($9 million principal amount of which are outstanding), 7.29% notes due 2026 ($100 million principal amount of which are outstanding), 7.44% notes due 2026 ($25 million principal amount of which are outstanding), 4.50% notes due 2013 ($150 million principal amount of which are outstanding), 5.625% notes due 2011 ($250 million principal amount of which are outstanding), 5.75% notes due 2012 ($300 million principal amount of which are outstanding), 4.375% notes due 2014 ($350 million principal amount of which are outstanding), 4.875% notes due 2015 ($300 million principal amount of which are outstanding), 5.00% notes due 2017 ($250 million principal amount of which are outstanding) and 5.50% notes due 2035 ($250 million principal amount of which are outstanding). These notes are guaranteed by PepsiCo.

On February 26, 2010, as a result of the transactions contemplated by the PBG merger agreement, Bottling Group, LLC became a wholly owned subsidiary of Metro. Bottling Group, LLC’s 4.625% senior notes due 2012 ($1 billion principal amount of which are outstanding), 4.125% senior notes due 2015 ($250 million principal amount of which are outstanding), 5.00% senior notes due 2013 ($400 million principal amount of which are outstanding), 5.50% senior notes due 2016 ($800 million principal amount of which are outstanding), 6.95% senior notes due 2014 ($1.3 billion principal amount of which are outstanding) and 5.125% senior notes due 2019 ($750 million principal amount of which are outstanding) are guaranteed by PepsiCo.

As of December 25, 2010, the long-term debt acquired from our anchor bottlers (including debt previously issued by PBG, Bottling Group, LLC and PAS) in connection with our acquisitions of PBG and PAS has a total face value of approximately $7,484 million (fair value of $8,472 million) with a weighted-average stated interest rate of 5.7%. This acquired debt has a remaining weighted-average maturity of 6.6 years. See Note 15.

In the third quarter of 2010, we entered into a $2,575 million 364-day unsecured revolving credit agreement which expires in June 2011. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2012. This agreement replaced our $1,975 million 364-day unsecured revolving credit agreement and a $540 million amended PAS credit facility and is in addition to our existing $2,000 million unsecured revolving credit agreement and the $1,080 million amended PBG credit facility, both of which expire in 2012. Funds borrowed under these agreements may be used for general corporate purposes, including but not limited to repayment of our outstanding commercial paper, working capital, capital investments and/or acquisitions. Borrowings under the amended PBG credit facility are guaranteed by PepsiCo. Our lines of credit remain unused as of December 25, 2010.

In the fourth quarter of 2010, we paid $672 million in a cash tender offer to repurchase $500 million (aggregate principal amount) of our 7.90% senior unsecured notes maturing in 2018. As a result of this debt repurchase, we recorded a $178 million charge to interest expense, primarily representing the premium paid in the tender offer.

In the fourth quarter of 2010, we issued $500 million of 0.875% senior unsecured notes maturing in 2013, $1.0 billion of 3.125% senior unsecured notes maturing in 2020 and $750 million of 4.875% senior unsecured notes maturing in 2040. A portion of the net proceeds from the issuance of these notes was used to finance the debt repurchase and the remainder was used for general corporate purposes.

In addition, as of December 25, 2010, $657 million of our debt related to borrowings from various lines of credit that are maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	2016 and beyond
Long-term debt obligations(b)	$19,337	$—	$4,569	$4,322	$10,446
Interest on debt obligations(c)	7,746	809	1,480	1,075	4,382
Operating leases	1,676	390	543	320	423
Purchasing commitments	2,433	765	1,159	481	28
Marketing commitments	824	294	268	151	111

	$32,016	$2,258	$8,019	$6,349	$15,390

(a)

Reflects non-cancelable commitments as of December 25, 2010 based on year-end foreign exchange rates and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)	Excludes $662 million related to the fair value step-up of debt acquired in connection with our acquisitions of PBG and PAS, as well as $113 million related to current maturities of long-term debt.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 25, 2010.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for packaging materials, oranges and orange juice. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments because they do not represent expected future cash outflows. See Note 7 for additional information regarding our pension and retiree medical obligations.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas, diesel fuel and aluminum. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $12 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $590 million as of December 25, 2010 and $151 million as of December 26, 2009. These contracts resulted in net unrealized gains of $46 million as of December 25, 2010 and net unrealized losses of $29 million as of December 26, 2009.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $266 million as of December 25, 2010 and $231 million as of December 26, 2009. These contracts resulted in net gains of $26 million in 2010 and net losses of $57 million in 2009.

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

Our operations outside of the U.S. generate over 45% of our net revenue, with Mexico, Canada, Russia and the United Kingdom comprising approximately 20% of our net revenue. As a result, we are exposed to foreign currency risks. We also enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.

Our foreign currency derivatives had a total face value of $1.7 billion as of December 25, 2010 and $1.2 billion as of December 26, 2009. The contracts that qualify for hedge accounting resulted in net unrealized losses of $15 million as of December 25, 2010 and $20 million as of December 26, 2009. During the next 12 months, we expect to reclassify net losses of $14 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in net losses of $6 million in 2010 and a net gain of $1 million in 2009. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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

The notional amounts of the interest rate derivative instruments outstanding as of December 25, 2010 and December 26, 2009 were $9.23 billion and $5.75 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $13 million related to these hedges from accumulated other comprehensive loss into net income.

As of December 25, 2010, approximately 43% of total debt (including indebtedness acquired in our acquisitions of PBG and PAS), after the impact of the related interest rate derivative instruments, was exposed to variable rates compared to 57% as of December 26, 2009.

Fair Value Measurements

The fair values of our financial assets and liabilities as of December 25, 2010 and December 26, 2009 are categorized as follows:

	2010		2009
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$636	$—	$71	$—
Short-term investments – index funds(c)	$167	$—	$120	$—
Deferred compensation(d)	$—	$559	$—	$461
Derivatives designated as hedging instruments:
Forward exchange contracts(e)	$8	$23	$11	$31
Interest rate derivatives(f)	284	12	177	43
Commodity contracts – other(g)	70	2	8	5
Commodity contracts – futures(h)	1	23	—	32

	$363	$60	$196	$111
Derivatives not designated as hedging instruments:
Forward exchange contracts(e)	$1	$7	$4	$2
Interest rate derivatives(f)	6	45	—	—
Commodity contracts – other(g)	28	1	7	60
Commodity contracts – futures(h)	—	1	—	3
Prepaid forward contracts(i)	48	—	46	—

	$83	$54	$57	$65

Total derivatives at fair value	$446	$114	$253	$176

Total	$1,249	$673	$444	$637

a)

Financial assets are classified on our balance sheet within other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet within other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

b)	Based on the price of common stock. Categorized as a Level 1 asset.

c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability. Categorized as a Level 1 asset.

d)

Based on the fair value of investments corresponding to employees’ investment elections. At December 25, 2010 and December 26, 2009, $170 million and $121 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

e)	Based on observable market transactions of spot and forward rates.

f)	Based on LIBOR and recently reported transactions in the marketplace.

g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

h)	Based on average prices on futures exchanges. Categorized as a Level 1 asset or liability.

i)	Based primarily on the price of our common stock.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2010	2009	2010	2009	2010	2009
Forward exchange contracts	$6	$(29)	$26	$75	$40	$(64)
Interest rate derivatives	(104)	206	75	32	7	—
Prepaid forward contracts	(4)	(5)	—	—	—	—
Commodity contracts	(30)	(274)	(32)	(1)	28	90

Total	$(132)	$(102)	$69	$106	$75	$26

(a)	Interest rate gains/losses are included in interest expense in our income statement. All other gains/losses are included in corporate unallocated expenses.

(b)	Interest rate losses are included in interest expense in our income statement. All other gains/losses are included in cost of sales in our income statement.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to the short-term maturity. Short-term investments consist principally of short-term time deposits and index funds used to manage a portion of market risk arising from our deferred compensation liability. The fair value of our debt obligations as of December 25, 2010 and December 26, 2009 was $25.9 billion and $8.6 billion, respectively, based upon prices of similar instruments in the marketplace.

The above table excludes guarantees. See Note 9 for additional information on our guarantees.

Note 11 — Net Income Attributable to PepsiCo per Common Share

Basic net income attributable to PepsiCo per common share is net income available for PepsiCo common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income attributable to PepsiCo per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 24.4 million shares in 2010, 39.0 million shares in 2009 and 9.8 million shares in 2008 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $67.26 in 2010, $61.52 in 2009 and $67.59 in 2008.

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2010		2009		2008
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$6,320		$5,946		$5,142
Preferred shares:
Dividends	(1)		(1)		(2)
Redemption premium	(5)		(5)		(6)

Net income available for PepsiCo common shareholders	$6,314	1,590	$5,940	1,558	$5,134	1,573

Basic net income attributable to PepsiCo per common share	$3.97		$3.81		$3.26

Net income available for PepsiCo common shareholders	$6,314	1,590	$5,940	1,558	$5,134	1,573
Dilutive securities:
Stock options and RSUs	—	23	—	17	—	27
ESOP convertible preferred stock	6	1	6	2	8	2

Diluted	$6,320	1,614	$5,946	1,577	$5,142	1,602

Diluted net income attributable to PepsiCo per common share	$3.91		$3.77		$3.21

(a)	Weighted-average common shares outstanding (in millions).

Note 12 — Preferred Stock

As of December 25, 2010 and December 26, 2009, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2010 and 2009, there were 803,953 preferred shares issued and 227,653 and 243,553 shares outstanding, respectively. The outstanding preferred shares had a fair value of $74 million as of December 25, 2010 and $73 million as of December 26, 2009. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. Quaker made the final award to its ESOP plan in June 2001.

	2010		2009		2008
	Shares(a)	Amount	Shares(a)	Amount	Shares(a)	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.6	$145	0.5	$138	0.5	$132
Redemptions	—	5	0.1	7	—	6

Balance, end of year	0.6	$150	0.6	$145	0.5	$138

(a)	In millions.

Note 13 — Accumulated Other Comprehensive Loss Attributable to PepsiCo

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive income/(loss) attributable to PepsiCo was $164 million in 2010, $900 million in 2009 and $(3,793) million in 2008. The accumulated balances for each component of other comprehensive loss attributable to PepsiCo were as follows:

	2010	2009	2008
Currency translation adjustment	$(1,159)	$(1,471)	$(2,271)
Cash flow hedges, net of tax(a)	(100)	(42)	(14)
Unamortized pension and retiree medical, net of tax(b)	(2,442)	(2,328)	(2,435)
Unrealized gain on securities, net of tax	70	47	28
Other	1	—	(2)

Accumulated other comprehensive loss attributable to PepsiCo	$(3,630)	$(3,794)	$(4,694)

(a)	Includes $23 million after-tax gain in 2009 and $17 million after-tax loss in 2008 for our share of our equity investees’ accumulated derivative activity.

(b)

Net of taxes of $1,322 million in 2010, $1,211 million in 2009 and $1,288 million in 2008. Includes $51 million decrease to the opening balance of accumulated other comprehensive loss attributable to PepsiCo in 2008 due to a change in measurement date for our pension and retiree medical plans.

Note 14 — Supplemental Financial Information

	2010	2009	2008
Accounts receivable
Trade receivables	$5,514	$4,026
Other receivables	953	688

	6,467	4,714

Allowance, beginning of year	90	70	$69
Net amounts charged to expense	12	40	21
Deductions (a)	(37)	(21)	(16)
Other (b)	79	1	(4)

Allowance, end of year	144	90	$70

Net receivables	$6,323	$4,624

Inventories (c)
Raw materials	$1,654	$1,274
Work-in-process	128	165
Finished goods	1,590	1,179

	$3,372	$2,618

(a)    Includes accounts written off.

(b)    Includes adjustments related to our acquisitions of PBG and PAS, currency translation effects and other adjustments.

(c)    Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 8% in 2010 and 10% in 2009 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

	2010	2009
Other assets
Noncurrent notes and accounts receivable	$165	$118
Deferred marketplace spending	203	182
Unallocated purchase price for recent acquisitions	—	143
Pension plans	121	64
Other investments (a)	653	89
Other	547	369

	$1,689	$965

Accounts payable and other current liabilities
Accounts payable	$3,865	$2,881
Accrued marketplace spending	1,841	1,656
Accrued compensation and benefits	1,779	1,291
Dividends payable	766	706
Other current liabilities	2,672	1,593

	$10,923	$8,127

(a)	In 2010, includes our investment in WBD of $549 million. This investment is accounted for as an available-for-sale security with any unrealized gains or losses recorded in other comprehensive income.

	2010	2009	2008
Other supplemental information
Rent expense	$526	$412	$357
Interest paid	$1,043	$456	$359
Income taxes paid, net of refunds	$1,495	$1,498	$1,477
Acquisitions(a)
Fair value of assets acquired	$27,665	$851	$2,907
Cash paid, net of cash acquired	(3,044)	(466)	(1,925)
Equity issued	(4,451)	—	—
Previously held equity interests in PBG and PAS	(4,293)	—	—

Liabilities and noncontrolling interests assumed	$15,877	$385	$982

(a)	In 2010, amounts primarily reflect our acquisitions of PBG and PAS. During 2008, together with PBG, we jointly acquired Lebedyansky, for a total purchase price of $1.8 billion.

Note 15 — Acquisitions

PBG and PAS

On August 3, 2009, we entered into a Merger Agreement (the PBG Merger Agreement) with PBG and Metro pursuant to which PBG merged with and into Metro, with Metro continuing as the surviving corporation and a wholly owned subsidiary of PepsiCo. Also on August 3, 2009, we entered into a Merger Agreement (the PAS Merger Agreement and together with the PBG Merger Agreement, the Merger Agreements) with PAS and Metro pursuant to which PAS merged with and into Metro, with Metro continuing as the surviving corporation and a wholly owned subsidiary of PepsiCo. On February 26, 2010, we acquired PBG and PAS to create a more fully integrated supply chain and go-to-market business model, improving the effectiveness and efficiency of the distribution of our brands and enhancing our revenue growth. The total purchase price was approximately $12.6 billion, which included $8.3 billion of cash and equity and the fair value of our previously held equity interests in PBG and PAS of $4.3 billion.

Under the terms of the PBG Merger Agreement, each outstanding share of common stock of PBG not held by Metro, PepsiCo or a subsidiary of PepsiCo or held by PBG as treasury stock (each, a “PBG Share”) was canceled and converted into the right to receive, at the holder’s election, either 0.6432 shares of common stock of PepsiCo (the “PBG Per Share Stock Consideration”) or $36.50 in cash, without interest (the “PBG Cash Election Price”), subject to proration provisions which provide that an aggregate 50% of such outstanding PBG Shares were converted into the right to receive common stock of PepsiCo and an aggregate 50% of such outstanding PBG Shares were converted into the right to receive cash and each PBG Share and share of Class B common stock of PBG held by Metro, PepsiCo or a subsidiary of PepsiCo was canceled or converted to the right to receive 0.6432 shares of common stock of PepsiCo. Under the terms of the PAS Merger Agreement, each outstanding share of common stock of PAS not held by Metro, PepsiCo or a subsidiary of PepsiCo or held by PAS as treasury stock (each, a “PAS Share”) was canceled and converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo (the “PAS Per Share Stock Consideration”) or $28.50 in cash, without interest (the “PAS Cash Election Price”), subject to proration provisions which provide that an aggregate 50% of such outstanding PAS Shares were converted into the right to receive common stock of PepsiCo and an aggregate 50% of such outstanding PAS Shares were converted into the right to receive cash and each PAS Share held by Metro, PepsiCo or a subsidiary of PepsiCo was canceled or converted into the right to receive 0.5022 shares of common stock of PepsiCo.

Under the terms of the applicable Merger Agreement, each PBG or PAS stock option was converted into an adjusted PepsiCo stock option to acquire a number of shares of PepsiCo common stock, determined by multiplying the number of shares of PBG or PAS common stock subject to the PBG or PAS stock option by an exchange ratio (the “Closing Exchange Ratio”) equal to the closing price of a share of PBG or PAS common stock on the business day immediately before the acquisition date divided by the closing price of a share of PepsiCo common stock on the business day immediately before the acquisition date. The exercise price per share of PepsiCo common stock subject to the adjusted PepsiCo stock option is equal to the per share exercise price of PBG or PAS stock option divided by the Closing Exchange Ratio.

Under the terms of the PBG Merger Agreement, each PBG restricted stock unit (RSU) was adjusted so that its holder is entitled to receive, upon settlement, a number of shares of PepsiCo common stock equal to the number of shares of PBG common stock subject to the PBG RSU multiplied by the PBG Per Share Stock Consideration. PBG performance-based RSUs were converted into PepsiCo RSUs based on 100% target achievement, and, following conversion, remain subject to continued service of the holder. Each PBG RSU held by a non-employee director was vested and canceled at the acquisition date, and, in exchange for cancellation of the PBG RSU, the holder received the PBG Per Share Stock Consideration for each share of PBG common stock subject to the PBG RSU.

Under the terms of the PAS Merger Agreement, each cash-settled PAS RSU was canceled in exchange for a cash payment equal to the closing price of a share of PAS common stock on the business day immediately before the closing of the PAS merger for each share of PAS common stock subject to each PAS RSU. Each PAS restricted share was converted into either the PAS Per Share Stock Consideration or the PAS Cash Election Price, at the election of the holder, with the same proration procedures applicable to PAS stockholders described above.

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

Prior to the acquisitions, we had equity investments in PBG and PAS. In addition to approximately 32% of PBG’s outstanding common stock that we owned at year-end 2009, we owned 100% of PBG’s class B common stock and approximately 7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. At year-end 2009, we owned approximately 43% of the outstanding common stock of PAS.

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

As discussed in Note 9, in January 2010, we issued $4.25 billion of fixed and floating rate notes. A portion of the net proceeds from the issuance of these notes was used to finance our acquisitions of PBG and PAS.

Our actual stock price on February 25, 2010 (the last trading day prior to the closing of the acquisitions) was used to determine the value of stock, stock options and RSUs issued as consideration in connection with our acquisitions of PBG and PAS and thus to calculate the actual purchase price.

The table below represents the computation of the purchase price excluding assumed debt and the fair value of our previously held equity interests in PBG and PAS as of the acquisition date:

	Total Number of Shares/Awards Issued	Total Fair Value
Payment in cash, for the remaining (not owned by PepsiCo and its subsidiaries) outstanding shares of PBG and PAS common stock and equity awards vested at consummation of merger	—	$3,813
Payment to PBG and PAS of shares of PepsiCo common stock for the remaining (not owned by PepsiCo and its subsidiaries) outstanding shares of PBG and PAS common stock and equity awards vested at consummation of merger	67	4,175
Issuance of PepsiCo equity awards (vested and unvested) to replace existing PBG and PAS equity awards	16	276

Total purchase price	83	$8,264

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisitions of PBG and PAS and the resulting goodwill as of the acquisition date:

Acquisition Date Fair Value
Inventory	$1,006
Property, plant and equipment	5,574
Amortizable intangible assets	1,298
Nonamortizable intangible assets, primarily reacquired franchise rights	9,036
Other current assets and current liabilities(a)	751
Other noncurrent assets	281
Debt obligations	(8,814)
Pension and retiree medical benefits	(962)
Other noncurrent liabilities	(744)
Deferred income taxes	(3,246)

Total identifiable net assets	4,180
Goodwill	8,059

Subtotal	12,239
Fair value of acquisition of noncontrolling interest	317

Total purchase price	$12,556

(a)	Includes cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current liabilities.

Goodwill is calculated as the excess of the purchase price paid over the net assets recognized. The goodwill recorded as part of the acquisitions of PBG and PAS primarily reflects the value of adding PBG and PAS to PepsiCo to create a more fully integrated supply chain and go-to-market business model, as well as any intangible assets that do not qualify for separate recognition. Goodwill is not amortizable nor deductible for tax purposes. Substantially all of the goodwill is recorded in our PAB segment.

In connection with our acquisitions of PBG and PAS, we reacquired certain franchise rights which had previously provided PBG and PAS with the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. Reacquired franchise rights totaling $8.0 billion were assigned a perpetual life and are, therefore, not amortizable. Amortizable acquired franchise rights of $0.9 billion have weighted-average estimated useful lives of 56 years. Other amortizable intangible assets, primarily customer relationships, have weighted-average estimated useful lives of 20 years.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. See Note 3 for details on the expenses incurred during 2010.

The following table presents unaudited consolidated pro forma financial information as if the closing of our acquisitions of PBG and PAS had occurred on December 27, 2009 for purposes of the financial information presented for the year ended December 25, 2010; and as if the closing of our acquisitions of PBG and PAS had occurred on December 28, 2008 for purposes of the financial information presented for the year ended December 26, 2009.

	2010	2009
Net Revenue	$59,582	$57,471
Net Income Attributable to PepsiCo	$5,856	$6,752
Net Income Attributable to PepsiCo per Common Share – Diluted	$3.60	$4.09

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

The unaudited pro forma results have been adjusted with respect to certain aspects of our acquisitions of PBG and PAS to reflect:

•	the consummation of the acquisitions;

•	consolidation of PBG and PAS which are now owned 100% by PepsiCo and the corresponding gain resulting from the remeasurement of our previously held equity interests in PBG and PAS;

•	the elimination of related party transactions between PepsiCo and PBG, and PepsiCo and PAS;

•	changes in assets and liabilities to record their acquisition date fair values and changes in certain expenses resulting therefrom; and

•	additional indebtedness, including, but not limited to, debt issuance costs and interest expense, incurred in connection with the acquisitions.

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

WBD

On February 3, 2011, we announced that we had completed the previously announced acquisition of ordinary shares, American Depositary Shares and Global Depositary Shares of WBD, a company incorporated in the Russian Federation, which represent in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion. The acquisition increased PepsiCo’s total ownership of WBD to approximately 77%.

PepsiCo expects to make an offer in Russia (Russian Offer) on or before March 11, 2011 to acquire all of the remaining ordinary shares, in accordance with the mandatory tender offer rules of the Russian Federation. The price to be paid in the Russian Offer will be 3,883.70 Russian rubles per ordinary share. This price is $132, which is the price per share PepsiCo paid to the selling shareholders pursuant to the purchase agreement, converted to Russian rubles at the Central Bank of Russia exchange rate established for February 3, 2011. Concurrently with the Russian Offer, we expect to make an offer (U.S. Offer) to all holders of American Depositary Shares at a price per American Depositary Share equal to 970.925 Russian rubles (which is one-fourth of 3,883.70 Russian rubles since each American Depositary Share represents one-fourth of an ordinary share), without interest and less any fees, conversion expenses and applicable taxes. This amount will be converted to U.S. dollars at the spot market rate on or about the date that PepsiCo pays for the American Depositary Shares tendered in the U.S. Offer.

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

February 18, 2011

/S/ PETER A. BRIDGMAN
Peter A. Bridgman
Senior Vice President and Controller

/S/ HUGH F. JOHNSTON
Hugh F. Johnston
Chief Financial Officer

/S/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 25, 2010 and December 26, 2009, and the related Consolidated Statements of Income, Cash Flows and Equity for each of the fiscal years in the three-year period ended December 25, 2010. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 25, 2010 and December 26, 2009, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP
New York, New York
February 18, 2011

Selected Financial Data

(in millions except per share amounts, unaudited)

Quarterly	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2010	$9,368	$14,801	$15,514	$18,155
2009	$8,263	$10,592	$11,080	$13,297
Gross profit
2010	$4,905	$8,056	$8,506	$9,796
2009	$4,519	$5,711	$5,899	$7,004
Mark-to-market net impact (a)
2010	$(46)	$4	$(16)	$(33)
2009	$(62)	$(100)	$(29)	$(83)
Merger and integration charges (b)
2010	$321	$155	$69	$263
2009	—	—	$9	$52
Gain on previously held equity interests (c)
2010	$(958)	—	—	—
Inventory fair value adjustments (d)
2010	$281	$76	$17	$24
Venezuela currency devaluation (e)
2010	$120	—	—	—
Asset write-off (f)
2010	$145	—	—	—
Foundation contribution (g)
2010	$100	—	—	—
Debt repurchase (h)
2010	—	—	—	$178
Restructuring and impairment charges (i)
2009	$25	$11	—	—
Net income attributable to PepsiCo
2010	$1,430	$1,603	$1,922	$1,365
2009	$1,135	$1,660	$1,717	$1,434
Net income attributable to PepsiCo per common share – basic
2010	$0.90	$1.00	$1.21	$0.86
2009	$0.73	$1.06	$1.10	$0.92
Net income attributable to PepsiCo per common share – diluted
2010	$0.89	$0.98	$1.19	$0.85
2009	$0.72	$1.06	$1.09	$0.90
Cash dividends declared per common share
2010	$0.45	$0.48	$0.48	$0.48
2009	$0.425	$0.45	$0.45	$0.45
2010 stock price per share (j)
High	$66.98	$67.61	$66.83	$68.11
Low	$58.75	$61.04	$60.32	$63.43
Close	$66.56	$63.56	$65.57	$65.69
2009 stock price per share (j)
High	$56.93	$56.95	$59.64	$64.48
Low	$43.78	$47.50	$52.11	$57.33
Close	$50.02	$53.65	$57.54	$60.96

(a)

In 2010, we recognized $91 million ($58 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. In 2009, we recognized $274 million ($173 million after-tax or $0.11 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

(b)

In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. In addition, we recorded $9 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS. In total, these charges had an after-tax impact of $648 million or $0.40 per share. In 2009, we recognized $50 million of merger-related charges, as well as an additional $11 million of costs in bottling equity income representing our share of the respective merger costs of PBG and PAS. In total, these costs had an after-tax impact of $44 million or $0.03 per share. See Note 3.

(c)

In 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. See Note 15.

(d)

In 2010, we recorded $398 million ($333 million after-tax or $0.21 per share) of incremental costs related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

(e)

In 2010, we recorded a one-time $120 million net charge ($120 million after-tax or $0.07 per share) related to our change to hyperinflationary accounting for our Venezuelan businesses and the related devaluation of the bolivar.

(f)	In 2010, we recorded a $145 million charge ($92 million after-tax or $0.06 per share) related to a change in scope of one release in our ongoing migration to SAP software.

(g)	In 2010, we made a $100 million ($64 million after-tax or $0.04 per share) contribution to The PepsiCo Foundation Inc., in order to fund charitable and social programs over the next several years.

(h)

In 2010, we paid $672 million in a cash tender offer to repurchase $500 million (aggregate principal amount) of our 7.90% senior unsecured notes maturing in 2018. As a result of this debt repurchase, we recorded a $178 million charge to interest expense ($114 million after-tax or $0.07 per share), primarily representing the premium paid in the tender offer.

(i)	Restructuring and impairment charges in 2009 were $36 million ($29 million after-tax or $0.02 per share). See Note 3.

(j)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five-Year Summary

(unaudited)

	2010	2009	2008
Net revenue	$57,838	$43,232	$43,251
Net income attributable to PepsiCo	$6,320	$5,946	$5,142
Net income attributable to PepsiCo per common share – basic	$3.97	$3.81	$3.26
Net income attributable to PepsiCo per common share – diluted	$3.91	$3.77	$3.21
Cash dividends declared per common share	$1.89	$1.775	$1.65
Total assets	$68,153	$39,848	$35,994
Long-term debt	$19,999	$7,400	$7,858
Return on invested capital(a)	19.3%	27.2%	25.5%

	2007	2006
Net revenue	$39,474	$35,137
Net income attributable to PepsiCo	$5,658	$5,642
Net income attributable to PepsiCo per common share – basic	$3.48	$3.42
Net income attributable to PepsiCo per common share – diluted	$3.41	$3.34
Cash dividends declared per common share	$1.425	$1.16
Total assets	$34,628	$29,930
Long-term debt	$4,203	$2,550
Return on invested capital(a)	28.9%	30.4%

(a)

Return on invested capital is defined as adjusted net income attributable to PepsiCo divided by the sum of average common shareholders’ equity and average total debt. Adjusted net income attributable to PepsiCo is defined as net income attributable to PepsiCo plus net interest expense after-tax. Net interest expense after-tax was $534 million in 2010, $211 million in 2009, $184 million in 2008, $63 million in 2007 and $72 million in 2006.

•	Includes restructuring and impairment charges of:

	2009	2008	2007	2006
Pre-tax	$36	$543	$102	$67
After-tax	$29	$408	$70	$43
Per share	$0.02	$0.25	$0.04	$0.03
• Includes mark-to-market net (income)/expense of:

	2010	2009	2008	2007	2006
Pre-tax	$(91)	$(274)	$346	$(19)	$18
After-tax	$(58)	$(173)	$223	$(12)	$12
Per share	$(0.04)	$(0.11)	$0.14	$(0.01)	$0.01

•

In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. In addition, we recorded $9 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS. In total, these costs had an after-tax impact of $648 million or $0.40 per share.

•

In 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests.

•

In 2010, we recorded $398 million ($333 million after-tax or $0.21 per share) of incremental costs related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

•

In 2010, we recorded a one-time $120 million net charge ($120 million after-tax or $0.07 per share) related to our change to hyperinflationary accounting for our Venezuelan businesses and the related devaluation of the bolivar.

•	In 2010, we recorded a $145 million charge ($92 million after-tax or $0.06 per share) related to a change in scope of one release in our ongoing migration to SAP software.

•	In 2010, we made a $100 million ($64 million after-tax or $0.04 per share) contribution to The PepsiCo Foundation Inc., in order to fund charitable and social programs over the next several years.

•

In 2010, we paid $672 million in a cash tender offer to repurchase $500 million (aggregate principal amount) of our 7.90% senior unsecured notes maturing in 2018. As a result of this debt repurchase, we recorded a $178 million charge to interest expense ($114 million after-tax or $0.07 per share), primarily representing the premium paid in the tender offer.

•

In 2009, we recognized $50 million of merger-related charges related to our acquisitions of PBG and PAS, as well as an additional $11 million of costs in bottling equity income representing our share of the respective merger costs of PBG and PAS. In total, these costs had an after-tax impact of $44 million or $0.03 per share.

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

Bottler Case Sales (BCS): measure of physical beverage volume shipped to retailers and independent distributors from both PepsiCo and our independent bottlers.

Bottler funding: financial incentives we give to our independent bottlers to assist in the distribution and promotion of our beverage products.

Concentrate Shipments and Equivalents (CSE): measure of our physical beverage volume shipments to independent bottlers, retailers and independent distributors. This measure is reported on our fiscal year basis.

Constant currency: financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period.

Consumers: people who eat and drink our products.

CSD: carbonated soft drinks.

Customers: authorized independent bottlers, distributors and retailers.

Derivatives: financial instruments, such as futures, swaps, Treasury locks, options and forward contracts, that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates and stock prices.

Direct-Store-Delivery (DSD): delivery system used by us and our independent bottlers to deliver snacks and beverages directly to retail stores where our products are merchandised.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 25, 2010.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2010, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

We have a written code of conduct that applies to all of our employees, including our directors, Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Controller. Our Worldwide Code of Conduct is distributed to all employees, is available on our website at http://www.pepsico.com and is included as Exhibit 14 to this Annual Report on Form 10-K. A copy of our Worldwide Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577. Any amendment to our Worldwide Code of Conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.

Our business and affairs are overseen by our Board of Directors pursuant to the North Carolina Business Corporation Act and our By-Laws. The Board of Directors has three separately designated standing committees: Audit, Compensation and Nominating and Corporate Governance. The charters of these committees are available free of charge on our website at http://www.pepsico.com. The names of each of our Audit Committee members are contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and is incorporated herein by reference. Information on our Audit Committee and Audit Committee financial expertise and financial literacy is contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders under the captions “The Audit Committee” and “Financial Expertise and Financial Literacy” and is incorporated herein by reference. The names of each of our Nominating and Corporate Governance Committee members are contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Nominating and Corporate Governance

Committee and director nomination process can be found in our Proxy Statement for our 2011 Annual Meeting of Shareholders under the captions “The Nominating and Corporate Governance Committee” and “Process for Selection and Nomination of Directors; Consideration of Director Diversity” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information on compensation of our directors and executive officers and Compensation Committee interlocks is contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders under the captions “2010 Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” respectively, and is incorporated herein by reference.

The names of each of our Compensation Committee members are contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders under the caption “Committees of the Board of Directors” and are incorporated herein by reference. Information on our Compensation Committee can be found under the caption “The Compensation Committee” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons. Information with respect to transactions with related persons, if any, is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Review, Approval or Ratification of Transactions with Related Persons. Information with respect to the review, approval or ratification of transactions with related persons is contained under the caption “Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Promoters and Certain Control Persons. Not applicable.

Director Independence. The name of each director that is independent is contained under the caption “Director Independence” in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information on our Audit Committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders under the captions “Audit Committee Report” and “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008.

Consolidated Statement of Cash Flows – Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008.

Consolidated Balance Sheet – December 25, 2010 and December 26, 2009.

Consolidated Statement of Equity – Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008.

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

Dated: February 18, 2011

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 18, 2011
Indra K. Nooyi	Chief Executive Officer

/s/ Hugh F. Johnston	Chief Financial Officer	February 18, 2011
Hugh F. Johnston

/s/ Peter A. Bridgman	Senior Vice President and Controller	February 18, 2011
Peter A. Bridgman	(Principal Accounting Officer)

/s/ Shona L. Brown	Director	February 18, 2011
Shona L. Brown

/s/ Ian M. Cook	Director	February 18, 2011
Ian M. Cook

/s/ Dina Dublon	Director	February 18, 2011
Dina Dublon

/s/ Victor J. Dzau	Director	February 18, 2011
Victor J. Dzau

/s/ Ray L. Hunt	Director	February 18, 2011
Ray L. Hunt

/s/ Alberto Ibargüen	Director	February 18, 2011
Alberto Ibargüen

/s/ Arthur C. Martinez	Director	February 18, 2011
Arthur C. Martinez

/s/ Sharon Percy Rockefeller	Director	February 18, 2011
Sharon Percy Rockefeller

/s/ James J. Schiro	Director	February 18, 2011
James J. Schiro

/s/ Lloyd G. Trotter	Director	February 18, 2011
Lloyd G. Trotter

/s/ Daniel Vasella	Director	February 18, 2011
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

2.2

Agreement and Plan of Merger dated as of August 3, 2009, among PepsiCo, Inc., PepsiAmericas, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.2 to PepsiCo’s Current Report on Form 8-K dated August 3, 2009.

2.3

Purchase Agreement dated as of December 1, 2010 among PepsiCo, Inc., Pepsi-Cola (Bermuda) Limited, Gavril A. Yushvaev, David Iakobachvili, Mikhail V. Dubinin, Sergei A. Plastinin, Alexander S. Orlov, Mikhail I. Vishnaykov, Aladaro Limited, Tony D. Maher, Dmitry Ivanov, Wimm Bill Dann Finance Cyprus Ltd. and Wimm-Bill-Dann Finance Co. Ltd. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.1 to PepsiCo’s Current Report on Form 8-K dated December 2, 2010.

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

4.3	Form of 5.15% Senior Note due 2012, which is incorporated herein by reference to

Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 25, 2007.

4.4	Form of 4.65% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated December 3, 2007.

4.5	Form of 5.00% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 21, 2008.

4.6	Form of 7.90% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

4.7	Form of 3.75% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated February 25, 2009.

4.8	Form of Floating Rate Note due 2011, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.9	Form of 3.10% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.10	Form of 4.50% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.11	Form of 5.50% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K dated January 11, 2010.

4.12	Form of 0.875% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated October 19, 2010.

4.13	Form of 3.125% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated October 19, 2010.

4.14	Form of 4.875% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K dated October 19, 2010.

4.15

Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of its Senior Notes Issued on January 14, 2010 and October 26, 2010, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.16

Indenture dated as of October 24, 2008 among PepsiCo, Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

4.17	Form of PepsiCo Guarantee of 6.95% Senior Note due 2014 of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K dated October 24, 2008.

4.18	First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola

Metropolitan Bottling Company, Inc., The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Bank of New York Mellon to the Indenture dated March 8, 1999 between The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Chase Manhattan Bank, which is incorporated by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

4.19

Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.20

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

4.21

First Supplemental Indenture, dated as of May 20, 1999, including the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to PepsiAmericas, Inc.’s Registration Statement on Form S-8 (Registration No. 333-64292) filed on December 29, 2005.

4.22	Form of PepsiAmericas, Inc. 7.625% Notes due 2015, which is incorporated by reference to Exhibit 4.6 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.23	Form of PepsiAmericas, Inc. 7.29% Notes due 2026, which is incorporated by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.24	Form of PepsiAmericas, Inc. 7.44% Notes due 2026, which is incorporated by reference to Exhibit 4.8 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.25	Form of PepsiAmericas, Inc. 4.50% Notes due 2013, which is incorporated by reference to Exhibit 4.9 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.26	First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola

Metropolitan Bottling Company, Inc., PepsiAmericas, Inc. and Wells Fargo Bank, National Association to the Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

4.27

Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed on August 22, 2003.

4.28	Form of PepsiAmericas, Inc. 5.625% Notes due 2011, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K dated May 23, 2006.

4.29	Form of PepsiAmericas, Inc. 5.75% Notes due 2012, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K dated July 11, 2007.

4.30	Form of PepsiAmericas, Inc. 4.375% Notes due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K dated February 9, 2009.

4.31	Form of PepsiAmericas, Inc. 4.875% Notes due 2015, which is incorporated by reference to Exhibit 4.15 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.32	Form of PepsiAmericas, Inc. 5.00% Notes due 2017, which is incorporated by reference to Exhibit 4.16 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.33	Form of PepsiAmericas, Inc. 5.50% Notes due 2035, which is incorporated by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.34

Indenture dated as of November 15, 2002 among Bottling Group, LLC, as obligor, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to The Pepsi Bottling Group, Inc.’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.35

Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.36

Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on

Form 8-K dated October 2, 2003.

4.37

Form of Bottling Group, LLC 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated November 12, 2003.

4.38

Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.39

Form of Bottling Group, LLC 5.50% Senior Notes due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.40	Form of Bottling Group, LLC 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.41

Form of Bottling Group, LLC 5.125% Senior Notes due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated January 14, 2009.

4.42

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

10.4	PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated effective

August 2, 2001), which is incorporated herein by reference to Exhibit 10.14 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.5	The Quaker Long-Term Incentive Plan of 1990, which is incorporated herein by reference to Exhibit 10.16 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.6	The Quaker Long-Term Incentive Plan of 1999, which is incorporated herein by reference to Exhibit 10.17 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.7

PepsiCo, Inc. 2003 Long-Term Incentive Plan, as amended and restated effective September 12, 2008, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.8	PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2009 Annual Meeting of Shareholders.*

10.9	Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.10	Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

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

10.13	Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.14	Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K dated as of January 28, 2005.*

10.15	Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.16

Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.17	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.18	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.19	Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.20	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.21	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K dated as of February 2, 2006.*

10.22

PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.23

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

10.25

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

10.26

Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.27

US $1,500,000,000 Five Year Credit Agreement, dated as of May 22, 2006, which is incorporated herein by reference to Exhibit 10.1 of PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 17, 2006.

10.28	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.29	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2007.*

10.30

Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.31	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.32	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.33	Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated as of May 8, 2007.*

10.34

Letter Agreement effective May 2, 2007 extending Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, to May 22, 2012, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 16, 2007.

10.35

Amendment effective August 1, 2007 to Five-Year Credit Agreement dated as of May 22, 2006 among PepsiCo, Inc., as Borrower, the Lenders named therein, and Citibank, N.A., as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of August 2, 2007.

10.36

PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 12, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated May 11, 2010.*

10.37	Form of Annual Long-Term Incentive Award Agreement, which is incorporated by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

10.38	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 7, 2008.*

10.39	Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.40	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.41	Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.42	Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.43	Form of Restricted Stock Unit Retention Award Agreement which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Current Report on Form 8-K dated as of February 11, 2009.*

10.44

PepsiCo Pension Equalization Plan (Plan Document for the 409A Plan), amended and restated effective January 1, 2005, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.*

10.45	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*

10.46

PepsiCo Pension Equalization Plan (Plan Document for the Pre-Section 409A Program), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 13, 2009.*

10.47

PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.48

PBG 2002 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.49

PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.50

The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.51	PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.52	PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.53

Amendments to PBG 2002 Long Term Incentive Plan, PBG Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and PBG Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.54

Amendments to PBG 2004 Long Term Incentive Plan, PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, PBG Directors’ Stock Plan and PBG Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.55

PepsiAmericas, Inc. 2000 Stock Incentive Plan (including Amendments No. 1, No. 2 and No. 3 thereto), which is incorporated herein by reference to Exhibit 99.9 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.56

Amendment No. 4 to PepsiAmericas, Inc. 2000 Stock Incentive Plan (effective February 18, 2010), which is incorporated herein by reference to Exhibit 99.10 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed on February 26, 2010 (Registration No. 333-165107).*

10.57

Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted February 18, 2010, which is incorporated by reference to Exhibit 10.11 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.58

Amendment to the PepsiCo Pension Equalization Plan Document for the 409A Program, adopted February 18, 2010, which is incorporated by reference to Exhibit 10.12 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the

quarterly period ended March 20, 2010.*

10.59

Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.60

Amendment No. 1, dated as of December 31, 2009, among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiCo, Inc., Citibank, N.A. and the lenders party thereto to the First Amended and Restated Credit Agreement dated as of October 19, 2007 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, the lenders party thereto, Citibank, N.A., as Agent, and the other agents party thereto, which is incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K dated February 26, 2010.

10.61	Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated April 16, 2010.*

10.62

Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted June 28, 2010. which is incorporated by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 4, 2010.*

10.63	Amendment to the PepsiCo Pension Equalization Plan, effective as of January 1, 2011.*

10.64	Retention Agreement, dated as of October 2, 2009, between PepsiCo, Inc. and Eric J. Foss.*

10.65	PBG Pension Equalization Plan (Plan Document for the 409A Program), as amended.*

10.66	PBG Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended.*

10.67	PBG Executive Income Deferral Program (Plan Document for the 409A Program), as amended.*

10.68	PBG Executive Income Deferral Program (Plan Document for the Pre-409A Program), as amended.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24

Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Peter A. Bridgman, Shona L. Brown, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter and Daniel Vasella.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Cash Flows, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Equity and (v) Notes to the Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.