Form 10-Q
period 2011-03-19
PEPSICO INC
filed 2011-04-28
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 19, 2011 (12 weeks)

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

Number of shares of Common Stock outstanding as of April 21, 2011: 1,580,653,782

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/19/11	3/20/10
Net Revenue	$11,937	$9,368

Cost of sales	5,447	4,463
Selling, general and administrative expenses	4,739	4,049
Amortization of intangible assets	25	16

Operating Profit	1,726	840

Bottling equity income	–	709
Interest expense	(180)	(154)
Interest income	17	6

Income before income taxes	1,563	1,401

Provision for/(Benefit from) income taxes	419	(33)

Net income	1,144	1,434

Less: Net income attributable to noncontrolling interests	1	4

Net Income Attributable to PepsiCo	$1,143	$1,430

Net Income Attributable to PepsiCo per Common Share
Basic	$0.72	$0.90
Diluted	$0.71	$0.89

Cash dividends declared per common share	$0.48	$0.45

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/19/11	3/20/10
Operating Activities
Net income	$1,144	$1,434
Depreciation and amortization	523	376
Stock-based compensation expense	72	47
Cash payments for restructuring charges	(1)	(26)
Merger and integration costs	55	321
Cash payments for merger and integration costs	(117)	(85)
Gain on previously held equity interests in The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS)	–	(958)
Asset write-off	–	145
Non-cash foreign exchange loss related to Venezuela devaluation	–	120
Excess tax benefits from share-based payment arrangements	(24)	(29)
Pension and retiree medical plan contributions	(59)	(640)
Pension and retiree medical plan expenses	119	113
Bottling equity income, net of dividends	–	46
Deferred income taxes and other tax charges and credits	(98)	(127)
Change in accounts and notes receivable	(271)	(155)
Change in inventories	(77)	309
Change in prepaid expenses and other current assets	(137)	(98)
Change in accounts payable and other current liabilities	(1,028)	(616)
Change in income taxes payable	362	186
Other, net	(83)	(122)

Net Cash Provided by Operating Activities	380	241

Investing Activities
Capital spending	(433)	(274)
Sales of property, plant and equipment	12	16
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	–	(2,833)
Acquisition of manufacturing and distribution rights from Dr Pepper Snapple Group, Inc. (DPSG)	–	(900)
Acquisition of Wimm-Bill-Dann Foods OJSC (WBD), net of cash and cash equivalents acquired	(2,428)	–
Investment in WBD	(164)	–
Other acquisitions and investments in noncontrolled affiliates	(28)	(15)
Short-term investments, by original maturity
More than three months – purchases	–	(4)
More than three months – maturities	6	8
Three months or less, net	57	(6)
Other investing, net	(1)	(3)

Net Cash Used For Investing Activities	(2,979)	(4,011)

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions, unaudited)

	12 Weeks Ended
	3/19/11	3/20/10
Financing Activities
Proceeds from issuances of long-term debt	$9	$4,216
Payments of long-term debt	(10)	(7)
Short-term borrowings, by original maturity
More than three months – proceeds	21	21
More than three months – payments	(64)	(3)
Three months or less, net	1,160	1,010
Cash dividends paid	(769)	(712)
Share repurchases – common	(361)	(735)
Share repurchases – preferred	(2)	(1)
Proceeds from exercises of stock options	218	267
Excess tax benefits from share-based payment arrangements	24	29
Acquisition of noncontrolling interest in Lebedyansky from PBG	–	(159)
Other financing	–	(5)

Net Cash Provided by Financing Activities	226	3,921

Effect of exchange rate changes on cash and cash equivalents	92	(145)
Net (Decrease)/Increase in Cash and Cash Equivalents	(2,281)	6
Cash and Cash Equivalents, Beginning of Year	5,943	3,943

Cash and Cash Equivalents, End of Period	$3,662	$3,949

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	–	$4,451

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

(Unaudited)

	3/19/11	12/25/10
Assets
Current Assets
Cash and cash equivalents	$3,662	$5,943

Short-term investments	367	426

Accounts and notes receivable, less allowance: 3/11 – $157, 12/10 – $144	6,937	6,323

Inventories
Raw materials	1,907	1,654
Work-in-process	173	128
Finished goods	1,751	1,590

	3,831	3,372

Prepaid expenses and other current assets	1,715	1,505

Total Current Assets	16,512	17,569

Property, Plant and Equipment	34,797	33,041
Accumulated Depreciation	(14,468)	(13,983)

	20,329	19,058

Amortizable Intangible Assets, net	2,477	2,025

Goodwill	15,824	14,661
Other Nonamortizable Intangible Assets	15,418	11,783

Nonamortizable Intangible Assets	31,242	26,444

Investments in Noncontrolled Affiliates	1,408	1,368
Other Assets	1,117	1,689

Total Assets	$73,085	$68,153

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

(Unaudited)

	3/19/11	12/25/10
Liabilities and Equity
Current Liabilities
Short-term obligations	$6,256	$4,898
Accounts payable and other current liabilities	10,243	10,923
Income taxes payable	341	71

Total Current Liabilities	16,840	15,892

Long-term Debt Obligations	20,942	19,999

Other Liabilities	6,657	6,729

Deferred Income Taxes	4,972	4,057

Total Liabilities	49,411	46,677

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(152)	(150)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 3/11 and 12/10 – 1,865 shares	31	31
Capital in excess of par value	4,407	4,527
Retained earnings	37,466	37,090
Accumulated other comprehensive loss	(3,035)	(3,630)
Less: repurchased common stock, at cost:
3/11 and 12/10 – 284 shares	(16,773)	(16,745)

Total PepsiCo Common Shareholders’ Equity	22,096	21,273

Noncontrolling interests	1,689	312

Total Equity	23,674	21,476

Total Liabilities and Equity	$73,085	$68,153

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	12 Weeks Ended
	3/19/11		3/20/10
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(150)	(0.6)	(145)
Redemptions	(–)	(2)	(–)	(1)

Balance, end of period	(0.6)	(152)	(0.6)	(146)

Common Stock
Balance, beginning of year	1,865	31	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	–	–	83	1

Balance, end of period	1,865	31	1,865	31

Capital in Excess of Par Value
Balance, beginning of year		4,527		250
Stock-based compensation expense		72		47
Stock option exercises/RSUs converted(a)		(160)		(248)
Withholding tax on RSUs converted		(40)		(29)
Equity issued in connection with our acquisitions of PBG and PAS		–		4,451
Other		8		39

Balance, end of period		4,407		4,510

Retained Earnings
Balance, beginning of year		37,090		33,805
Net income attributable to PepsiCo		1,143		1,430
Cash dividends declared – common		(762)		(744)
Cash dividends declared – RSUs		(5)		(2)
Other		–		7

Balance, end of period		37,466		34,496

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,630)		(3,794)
Currency translation adjustment		617		120
Cash flow hedges, net of tax:
Net derivative gains/(losses)		8		(48)
Reclassification of net losses to net income		4		18
Reclassification of pension and retiree medical (gains)/losses to net income, net of tax		(3)		136
Unrealized losses on securities, net of tax		(13)		(1)
Other		(18)		–

Balance, end of period		(3,035)		(3,569)

Repurchased Common Stock
Balance, beginning of year	(284)	(16,745)	(217)	(13,383)
Share repurchases	(7)	(413)	(14)	(940)
Stock option exercises	5	296	7	434
Other	2	89	(15)	107

Balance, end of period	(284)	(16,773)	(239)	(13,782)

Total Common Shareholders’ Equity		22,096		21,686

Noncontrolling Interests
Balance, beginning of year		312		638
Net income attributable to noncontrolling interests		1		4
Contributions from/(distributions to) noncontrolling interests, net		1,348		(352)
Currency translation adjustment		28		(15)

Balance, end of period		1,689		275

Total Equity		$23,674		$21,856

(a)	Includes total tax benefits of $13 million in 2011 and $18 million in 2010.

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/19/11	3/20/10
Net Income	$1,144	$1,434

Other Comprehensive Income
Currency translation adjustment	645	105
Cash flow hedges, net of tax:
Net derivative gains/(losses)	8	(48)
Reclassification of net losses to net income	4	18
Reclassification of pension and retiree medical (gains)/losses to net income, net of tax	(3)	136
Unrealized losses on securities, net of tax	(13)	(1)
Other	(18)	–

	623	210

Comprehensive Income	1,767	1,644
Comprehensive (income)/loss attributable to noncontrolling interests	(29)	11

Comprehensive Income Attributable to PepsiCo	$1,738	$1,655

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of March 19, 2011 and the Condensed Consolidated Statements of Income, Cash Flows, Equity and Comprehensive Income for the 12 weeks ended March 19, 2011 and March 20, 2010 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and in our Current Report on Form 8-K dated March 31, 2011. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the full year.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.

On February 26, 2010, we completed our acquisitions of PBG and PAS. The results of the acquired companies in the U.S. and Canada are reflected in our condensed consolidated results as of the acquisition date, and the international results of the acquired companies have been reported as of the beginning of our second quarter of 2010, consistent with our monthly international reporting calendar. Prior to our acquisitions of PBG and PAS, we recorded our share of equity income or loss from the acquired companies in bottling equity income in our income statement. Additionally, in the first quarter of 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million, comprising $735 million which was non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. Our share of income or loss from noncontrolled affiliates is reflected as a component of selling, general and administrative expenses. See also Acquisitions and “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the first quarter of 2011, Quaker Foods North America (QFNA) changed its method of accounting for certain U.S. inventories from the last-in, first-out (LIFO) method to the average cost method. This change is considered preferable by management as we believe that the average cost method of accounting for all U.S. foods inventories will improve our financial reporting by better matching revenues and expenses and better reflecting the current value of inventory. In addition, the change from the LIFO method to the average cost method will enhance the comparability of QFNA’s financial results with our other food businesses, as well as with peer companies where the average cost method is widely used. The impact of this change on consolidated net income in the first quarter of 2011 was approximately $9 million (or less than a penny per share). Prior periods were not restated as the impact of the change on previously issued financial statements was not considered material.

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

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior year’s amounts to conform to the 2011 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and our Current Report on Form 8-K dated March 31, 2011, in which we reclassified historical segment information on a basis consistent with our current segment reporting structure.

Our Divisions

We are organized into four business units, as follows:

1.

PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF), including our Sabritas and Gamesa businesses in Mexico;

2.	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages Americas and Pepsi Beverages Company;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/19/11	3/20/10	3/19/11	3/20/10
FLNA	$2,904	$2,864	$774	$728
QFNA	640	683	214	195
LAF	1,108	983	171	145
PAB	4,531	2,765	558	73
Europe	1,626	1,044	63	118
AMEA	1,128	1,029	146	155

Total division	11,937	9,368	1,926	1,414
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	–	–	31	46
Merger and integration costs	–	–	(42)	(88)
Venezuela currency devaluation	–	–	–	(129)
Asset write-off	–	–	–	(145)
Foundation contribution	–	–	–	(100)
Other	–	–	(189)	(158)

	$11,937	$9,368	$1,726	$840

	Total Assets
	3/19/11	12/25/10
FLNA	$6,072	$6,027
QFNA	1,204	1,217
LAF	4,041	4,053
PAB	31,981	31,622
Europe(a)	19,824	13,032
AMEA	5,629	5,569

Total division	68,751	61,520
Corporate(b)	4,091	6,394
Investments in bottling affiliates	243	239

	$73,085	$68,153

(a)	Change in 2011 relates primarily to our acquisition of WBD.

(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

Acquisitions

PBG and PAS

On February 26, 2010, we acquired PBG and PAS to create a more fully integrated supply chain and go-to-market business model, improving the effectiveness and efficiency of the distribution of our brands and enhancing our revenue growth. The total purchase price was approximately $12.6 billion, which included $8.3 billion of cash and equity and the fair value of our previously held equity interests in PBG and PAS of $4.3 billion. The acquisitions were accounted for as business combinations, and, accordingly, the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. Our fair market valuations of the identifiable assets acquired and liabilities assumed have been completed and the final valuations did not materially differ from those fair values reported as of December 25, 2010.

The following table presents unaudited consolidated pro forma financial information as if the closing of our acquisitions of PBG and PAS had occurred on December 27, 2009 for purposes of the financial information presented for the 12 weeks ended March 20, 2010.

(unaudited) 12 Weeks Ended
3/20/10
Net Revenue	$11,112
Net Income Attributable to PepsiCo	$966
Net Income Attributable to PepsiCo per Common Share – Diluted	$0.58

The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards, and the regulations of the U.S. Securities and Exchange Commission, and is not necessarily indicative of the results of operations that would have occurred if our acquisitions of PBG and PAS had been completed on the date indicated, nor is it indicative of the future operating results of PepsiCo.

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

WBD

On February 3, 2011, we completed the previously announced acquisition of ordinary shares, American Depositary Shares (ADSs) and Global Depositary Shares (GDSs) of WBD, a company incorporated in the Russian Federation, which represented in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion. The acquisition increased our total ownership of WBD to approximately 77%. The total consideration transferred was approximately $5.8 billion, which included the $3.8 billion of cash (or $2.4 billion, net of cash and cash equivalents acquired), the fair value of our previously held equity interest in WBD of $0.7 billion and the fair value of the remaining noncontrolling interests in WBD of $1.3 billion. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in WBD as of the acquisition date include goodwill and other intangible assets of $4.8 billion; property, plant and equipment of $1.2 billion; debt obligations of $1.1 billion; and other net assets of $0.9 billion, all of which are recorded in our Europe segment. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible but no later than by the end of 2011.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. See Merger and Integration Charges for details on the expenses incurred during 2011.

On March 10, 2011, we commenced our previously announced tender offers in Russia and the United States for all outstanding ordinary shares and ADSs of WBD for 3,883.70 Russian rubles per ordinary share and 970.925 Russian rubles per ADS. The Russian offer is being made to all holders of ordinary shares and the U.S. offer is being made to all holders of ADSs. The U.S. offer price is equal to the Russian offer share price after adjustment for the four-to-one ratio of ADSs to shares. The U.S. offer price will be converted to U.S. dollars at the spot market conversion rates available to the ADS depositary during the conversion period and paid to tendering ADS holders using the weighted average of the conversion rates, less certain fees under the ADS depositary agreement and applicable taxes, if any. The Russian offer will expire on May 19, 2011 and the U.S. offer is scheduled to expire on May 16, 2011.

Intangible Assets

	3/19/11	12/25/10
Amortizable intangible assets, net
Acquired franchise rights	$968	$949
Reacquired franchise rights	110	110
Brands	1,526	1,463
Other identifiable intangibles	1,142	747

	3,746	3,269
Accumulated amortization	(1,269)	(1,244)

	$2,477	$2,025

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/25/10	Acquisitions	Translation and Other	Balance 3/19/11
FLNA
Goodwill	$313	$–	$4	$317
Brands	31	–	1	32

	344	–	5	349

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	497	–	1	498
Brands	143	–	1	144

	640	–	2	642

PAB
Goodwill	9,946	24	9	9,979
Reacquired franchise rights	7,283	20	26	7,329
Acquired franchise rights	1,565	–	2	1,567
Brands	182	8	1	191
Other	10	–	–	10

	18,986	52	38	19,076

Europe(a)
Goodwill	3,040	978	150	4,168
Reacquired franchise rights	793	–	32	825
Acquired franchise rights	227	–	9	236
Brands	1,380	3,400	134	4,914

	5,440	4,378	325	10,143

AMEA
Goodwill	690	–	(3)	687
Brands	169	–	1	170

	859	–	(2)	857

Total goodwill	14,661	1,002	161	15,824
Total reacquired franchise rights	8,076	20	58	8,154
Total acquired franchise rights	1,792	–	11	1,803
Total brands	1,905	3,408	138	5,451
Total other	10	–	–	10

	$26,444	$4,430	$368	$31,242

(a)	Net increases in 2011 relate primarily to our acquisition of WBD.

Stock-Based Compensation

For the 12 weeks ended March 19, 2011, we recognized stock-based compensation expense of $79 million ($72 million recorded as stock-based compensation expense and $7 million included in merger and integration charges). For the 12 weeks ended March 20, 2010, we recognized stock-based compensation expense of $74 million ($47 million recorded as stock-based compensation expense and $27 million included in merger and integration charges).

For the 12 weeks ended March 19, 2011, we granted 6.4 million stock options and 5.1 million RSUs at a weighted-average grant price of $63.75, under the terms of our 2007 Long-Term Incentive Plan. We did not grant any stock options or RSUs in the 12 weeks ended March 20, 2010, as our annual equity award was delayed until the second quarter in the prior year, in connection with our acquisitions of PBG and PAS.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/19/11	3/20/10
Expected life	6 yrs.	4 yrs.
Risk free interest rate	2.6%	1.6%
Expected volatility(a)	16%	18%
Expected dividend yield	2.9%	2.8%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/19/11	3/20/10	3/19/11	3/20/10	3/19/11	3/20/10
	U.S.		International
Service cost	$82	$61	$17	$14	$12	$12
Interest cost	126	98	21	18	20	20
Expected return on plan assets	(162)	(125)	(24)	(22)	(3)	–
Amortization of prior service cost/(benefit)	3	3	–	–	(7)	(4)
Amortization of experience loss	33	25	7	4	3	1

	82	62	21	14	25	29

Settlement/Curtailment (gain)/loss	(9)	–	–	–	–	–
Special termination benefits	10	8	–	–	1	–

Total expense	$83	$70	$21	$14	$26	$29

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	3/19/11	12/25/10
Balance, beginning of year	$2,022	$1,731
Additions for tax positions related to the current year	41	204
Additions for tax positions from prior years	–	517
Reductions for tax positions from prior years	(29)	(391)
Settlement payments	(87)	(30)
Statute of limitations expiration	(4)	(7)
Translation and other	1	(2)

Balance, end of period	$1,944	$2,022

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/19/11		3/20/10
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,143		$1,430
Preferred shares:
Dividends	–		–
Redemption premium	(2)		(1)

Net income available for PepsiCo common shareholders	$1,141	1,583	$1,429	1,582

Basic net income attributable to PepsiCo per common share	$0.72		$0.90

Net income available for PepsiCo common shareholders	$1,141	1,583	$1,429	1,582
Dilutive securities:
Stock options and RSUs(b)	–	21	–	23
ESOP convertible preferred stock	2	1	1	1

Diluted	$1,143	1,605	$1,430	1,606

Diluted net income attributable to PepsiCo per common share	$0.71		$0.89

(a)	Weighted-average common shares outstanding (in millions).

(b)

Options to purchase 31.3 million shares in 2011 and 20.7 million shares in 2010 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options had an average exercise price of $66.85 in 2011 and $67.02 in 2010.

Merger and Integration Charges

In the 12 weeks ended March 19, 2011, we incurred merger and integration charges of $55 million ($49 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $21 million recorded in the PAB segment, $42 million recorded in corporate unallocated expenses and a credit of $8 million recorded in the Europe segment, primarily reflecting a gain on our previously held equity interest in WBD. All of these net charges were recorded in selling, general and administrative expenses. These charges also include closing costs and advisory fees related to our acquisition of WBD. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011.

In the 12 weeks ended March 20, 2010, we incurred merger and integration charges of $312 million related to our acquisitions of PBG and PAS, including $193 million recorded in the PAB segment, $1 million recorded in the Europe segment, $88 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. All of these charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011. In total, these charges had an after-tax impact of $261 million or $0.16 per share.

A summary of our merger and integration activity in 2011 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 25, 2010	$179	$25	$204
2011 merger and integration charges	8	47	55
Cash payments	(43)	(74)	(117)
Non-cash charges	(20)	17	(3)

Liability as of March 19, 2011	$124	$15	$139

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Ineffectiveness of our hedges is not material. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk and generally settle with these financial institutions on a net basis.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas, diesel fuel and aluminum. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $34 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $573 million as of March 19, 2011 and $582 million as of March 20, 2010. These contracts resulted in net unrealized gains of $73 million as of March 19, 2011 and $72 million as of March 20, 2010.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $300 million as of March 19, 2011 and $221 million as of March 20, 2010. These contracts resulted in net gains of $58 million as of March 19, 2011 and $20 million as of March 20, 2010.

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

Our foreign currency derivatives had a total face value of $2.3 billion as of March 19, 2011 and $1.4 billion as of March 20, 2010. The contracts that qualify for hedge accounting resulted in net unrealized losses of $34 million as of March 19, 2011 and $29 million as of March 20, 2010. During the next 12 months, we expect to reclassify net losses of $30 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in net losses of $5 million as of both March 19, 2011 and March 20, 2010. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross-currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

The notional amounts of the interest rate derivative instruments outstanding as of March 19, 2011 and March 20, 2010 were $9.23 billion and $8.35 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $13 million related to these hedges from accumulated other comprehensive loss into net income.

As of March 19, 2011, approximately 44% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 43% as of December 25, 2010.

Fair Value Measurements

The fair values of our financial assets and liabilities as of March 19, 2011 and March 20, 2010 are categorized as follows:

	2011		2010
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$70	–	$69	–
Short-term investments – index funds(c)	$177	–	$123	–
Deferred compensation(d)	–	$553	–	$572

Derivatives designated as hedging instruments:
Forward exchange contracts(e)	$4	$38	$10	$39
Interest rate derivatives(f)	296	16	207	12
Commodity contracts – other(g)	89	1	112	5
Commodity contracts – futures(h)	1	16	–	35

	$390	$71	$329	$91

Derivatives not designated as hedging instruments:
Forward exchange contracts(e)	$6	$11	$2	$7
Interest rate derivatives(f)	14	52	–	42
Commodity contracts – other(g)	59	1	12	30
Commodity contracts – futures(h)	–	–	–	2
Prepaid forward contracts(i)	43	–	64	–

	$122	$64	$78	$81

Total derivatives at fair value	$512	$135	$407	$172

Total	$759	$688	$599	$744

(a)

Financial assets are classified on our balance sheet within other assets, with the exception of short-term investments. Financial liabilities are classified on our balance sheet within other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

(b)	Based on the price of common stock. Categorized as a Level 1 asset.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability. Categorized as a Level 1 asset.

(d)

Based on the fair value of investments corresponding to employees’ investment elections. As of March 19, 2011 and March 20, 2010, $63 million and $124 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(e)	Based on observable market transactions of spot and forward rates.

(f)	Based on LIBOR and recently reported transactions in the marketplace.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on average prices on futures exchanges. Categorized as a Level 1 asset or liability.

(i)	Based primarily on the price of our common stock.

The fair value of our debt obligations as of March 19, 2011 was $28.9 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/19/11	3/20/10	3/19/11	3/20/10	3/19/11	3/20/10
Forward exchange contracts	$(1)	$6	$25	$13	$5	$11
Interest rate derivatives	(22)	10	(6)	48	3	–
Prepaid forward contracts	2	(18)	–	–	–	–
Commodity contracts	(39)	(46)	(40)	(12)	(6)	16

Total	$(60)	$(48)	$(21)	$49	$2	$27

(a)	Interest rate gains/losses are included in interest expense in our income statement. All other gains/losses are included in corporate unallocated expenses.

(b)	Interest rate losses are included in interest expense in our income statement. All other gains/losses are included in cost of sales in our income statement.

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

Our Business Risks

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will” and variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our operations outside of the United States generated approximately 40% of our net revenue in the 12 weeks ended March 19, 2011. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended March 19, 2011, favorable foreign currency increased net revenue growth by 1 percentage point, primarily due to appreciation of the Mexican peso, Canadian dollar and Brazilian real, partially offset by depreciation of the euro. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.

See Financial Instruments in the Notes to the Condensed Consolidated Financial Statements for further discussion of our derivative instruments, including their fair values as of March 19, 2011 and March 20, 2010. Cautionary statements included in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks included in Exhibit 99.1 to our Current Report on Form 8-K dated March 31, 2011, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended
	3/19/11	3/20/10
Operating profit
Mark-to-market net gains	$31	$46
Merger and integration charges	$(55)	$(282)
Inventory fair value adjustments	$(34)	$(281)
Venezuela currency devaluation	$–	$(120)
Asset write-off	$–	$(145)
Foundation contribution	$–	$(100)
Bottling equity income
Gain on previously held equity interests	$–	$735
Merger and integration charges	$–	$(9)
Interest expense
Merger and integration charges	$–	$(30)
Net income attributable to PepsiCo
Mark-to-market net gains	$19	$29
Gain on previously held equity interests	$–	$958
Merger and integration charges	$(49)	$(261)
Inventory fair value adjustments	$(21)	$(240)
Venezuela currency devaluation	$–	$(120)
Asset write-off	$–	$(92)
Foundation contribution	$–	$(64)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains	$0.01	$0.02
Gain on previously held equity interests	$–	$0.60
Merger and integration charges	$(0.03)	$(0.16)
Inventory fair value adjustments	$(0.01)	$(0.15)
Venezuela currency devaluation	$–	$(0.07)
Asset write-off	$–	$(0.06)
Foundation contribution	$–	$(0.04)

Mark-to-Market Net Impact

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include energy, fruit, aluminum and other raw materials. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility which remains in corporate unallocated expenses.

In the 12 weeks ended March 19, 2011, we recognized $31 million ($19 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In the 12 weeks ended March 20, 2010, we recognized $46 million ($29 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Gain on Previously Held Equity Interests

In the 12 weeks ended March 20, 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which is non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests.

Merger and Integration Charges

In the 12 weeks ended March 19, 2011, we incurred merger and integration charges of $55 million ($49 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $21 million recorded in the PAB segment, $42 million recorded in corporate unallocated expenses and a credit of $8 million recorded in the Europe segment, primarily reflecting a gain on our previously held equity interest in WBD. These charges also include closing costs and advisory fees related to our acquisition of WBD.

In the 12 weeks ended March 20, 2010, we incurred merger and integration charges of $312 million related to our acquisitions of PBG and PAS, including $193 million recorded in the PAB segment, $1 million recorded in the Europe segment, $88 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. In total, these charges had an after-tax impact of $261 million or $0.16 per share.

Inventory Fair Value Adjustments

In the 12 weeks ended March 19, 2011, we recorded $34 million ($21 million after-tax or $0.01 per share) of incremental costs in cost of sales related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

In the 12 weeks ended March 20, 2010, we recorded $281 million ($240 million after-tax or $0.15 per share) of incremental costs in cost of sales related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

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

Asset Write-Off

In the 12 weeks ended March 20, 2010, we recorded a $145 million charge ($92 million after-tax or $0.06 per share) related to a change in scope of one release in our ongoing migration to SAP software. This change was driven, in part, by a review of our North America systems strategy following our acquisitions of PBG and PAS. This change does not impact our overall commitment to continue our implementation of SAP across our global operations over the next few years.

Foundation Contribution

In the 12 weeks ended March 20, 2010, we made a $100 million ($64 million after-tax or $0.04 per share) contribution to The PepsiCo Foundation, Inc., in order to fund charitable and social programs over the next several years. This contribution was recorded in corporate unallocated expenses.

Non-GAAP Measures

Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign currency. These measures are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Management Operating Cash Flow.”

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended March 19, 2011, total servings increased 9%, as worldwide snacks increased 3% and worldwide beverages increased 12%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/19/11	3/20/10	Change
Total net revenue	$11,937	$9,368	27%

Operating profit
FLNA	$774	$728	6%
QFNA	214	195	9%
LAF	171	145	17%
PAB	558	73	669%
Europe	63	118	(47)%
AMEA	146	155	(6)%
Corporate Unallocated
Mark-to-market net gains	31	46	(33)%
Merger and integration charges	(42)	(88)	(52)%
Venezuela currency devaluation	–	(129)	n/m
Asset write-off	–	(145)	n/m
Foundation contribution	–	(100)	n/m
Other	(189)	(158)	19%

Total operating profit	$1,726	$840	105%

Total operating profit margin	14.5%	9.0%	5.5

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

On a reported basis, total operating profit increased 105% and operating margin increased 5.5 percentage points. Operating profit performance was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which contributed 102 percentage points to the total operating profit growth and 8.9 percentage points to the total operating margin increase. Operating profit performance also reflects the incremental operating results from our acquisitions of PBG and PAS.

Other Consolidated Results

	12 Weeks Ended
	3/19/11	3/20/10	Change

Bottling equity income	$–	$709	$(709)

Interest expense, net	$(163)	$(148)	$(15)

Tax rate	26.8%	(2.3)%

Net income attributable to PepsiCo	$1,143	$1,430	(20)%

Net income attributable to PepsiCo per common share – diluted	$0.71	$0.89	(20)%
Mark-to-market net gains	(0.01)	(0.02)
Gain on previously held equity interests	–	(0.60)
Merger and integration charges	0.03	0.16
Inventory fair value adjustments	0.01	0.15
Venezuela currency devaluation	–	0.07
Asset write-off	–	0.06
Foundation contribution	–	0.04

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$0.74	$0.76 **	(2)%

Impact of foreign currency translation			(1)

Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*			(3)%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Bottling equity income decreased $709 million, primarily reflecting the gain in the prior year on our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net interest expense increased $15 million, primarily reflecting higher average debt balances, partially offset by lower average rates on our debt balances as well as bridge and term financing costs in the prior year in connection with our acquisitions of PBG and PAS.

The reported tax rate was 26.8%, compared to a benefit of 2.3% in the prior year. The year-over-year change was driven primarily by the prior year non-taxable gain and reversal of deferred taxes attributable to our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net income attributable to PepsiCo and net income attributable to PepsiCo per common share decreased 20%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 18 percentage points.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. For additional information, see Our Divisions and Merger and Integration Charges in the Notes to the Condensed Consolidated Financial Statements and “Items Affecting Comparability.”

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
March 19, 2011	$2,904	$640	$1,108	$4,531	$1,626	$1,128	$11,937
March 20, 2010	$2,864	$683	$983	$2,765	$1,044	$1,029	$9,368
% Impact of:
Volume(a)	1%	(8)%	2%	*	*	4%	*
Effective net pricing(b)	–	1	5	*	*	3	*
Foreign exchange	–	1	6	0.5	(2)	2	1
Acquisitions	–	–	–	*	*	0.5	*

% Change(c)	1.5%	(6)%	13%	64%	56%	10%	27%

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

Frito-Lay North America

	12 Weeks Ended		%
	3/19/11	3/20/10	Change
Net revenue	$2,904	$2,864	1.5

Impact of foreign currency translation			–

Net revenue growth, on a constant currency basis*			1	**

Operating profit	$774	$728	6

Impact of foreign currency translation			–

Operating profit growth, on a constant currency basis*			6

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Net revenue grew 1.5% and pound volume increased 2%. The volume growth primarily reflects mid-single-digit growth in trademark Lay’s and double-digit growth in both our Sabra joint venture and in trademark Ruffles. These gains were partially offset by a mid-single-digit decline in dips.

Operating profit grew 6%, reflecting lower commodity costs, primarily cooking oil and fuel.

Quaker Foods North America

	12 Weeks Ended		%
	3/19/11	3/20/10	Change
Net revenue	$640	$683	(6)

Impact of foreign currency translation			(1)

Net revenue growth, on a constant currency basis*			(7)

Operating profit	$214	$195	9

Impact of foreign currency translation			(1)

Operating profit growth, on a constant currency basis*			9 **

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Net revenue declined 6% and volume declined 8%. The volume decline primarily reflects double-digit declines in ready-to-eat cereals, Aunt Jemima syrup and mix, and trademark Roni, as well as mid-single-digit declines in Chewy granola bars. The impact of positive net pricing, driven primarily by price increases taken in the fourth quarter of 2010, was largely offset by negative mix. Favorable foreign currency positively contributed nearly 1 percentage point to the net revenue performance.

Operating profit grew 9%, largely reflecting a change in accounting methodology for inventory which contributed 7 percentage points to the operating profit growth (see Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements). Additionally, lower selling and distribution costs and lower advertising and marketing expenses contributed to the operating profit growth. Favorable foreign currency contributed nearly 1 percentage point to the operating profit growth.

Latin America Foods

	12 Weeks Ended		%
	3/19/11	3/20/10	Change
Net revenue	$1,108	$983	13

Impact of foreign currency translation			(6)

Net revenue growth, on a constant currency basis*			7

Operating profit	$171	$145	17

Impact of foreign currency translation			(5)

Operating profit growth, on a constant currency basis*			13 **

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Volume grew 2%, primarily reflecting low-single-digit increases at both Gamesa and Sabritas in Mexico, as well as double-digit increases in Argentina and Chile. These gains were partially offset by a low-single-digit decline in Brazil.

Net revenue increased 13%, primarily reflecting favorable effective net pricing and the volume growth. Favorable foreign currency increased net revenue growth by 6 percentage points.

Operating profit increased 17%, primarily reflecting the net revenue growth, partially offset by higher sales and distribution costs. Favorable foreign currency increased operating profit growth by 5 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%
	3/19/11	3/20/10	Change
Net revenue	$4,531	$2,765	64

Impact of foreign currency translation			(0.5)

Net revenue growth, on a constant currency basis*			63	**

Operating profit	$558	$73	669
Merger and integration charges	21	193
Inventory fair value adjustments	9	281
Venezuela currency devaluation	–	(9)

Operating profit excluding above items*	$588	$538	9

Impact of foreign currency translation			(1)

Operating profit growth excluding above items, on a constant currency basis*			9	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Volume increased 12%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico in the prior year, which contributed 5.5 percentage points to volume growth, as well as incremental volume related to our DPSG manufacturing and distribution agreement, which contributed nearly 5 percentage points to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, increased 2%, driven by a 7% increase in non-carbonated beverage volume, partially offset by a 1% decline in CSD volume. The non-carbonated beverage volume growth primarily reflected a double-digit increase in Gatorade sports drinks.

Net revenue increased 64%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed 0.5 percentage points to the net revenue growth.

Reported operating profit increased 669%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”), as well as the incremental operating results from our acquisitions of PBG and PAS. Excluding the items affecting comparability, operating profit increased 9%. Favorable foreign currency increased operating profit growth by 1 percentage point.

Europe

	12 Weeks Ended		%
	3/19/11	3/20/10	Change
Net revenue	$1,626	$1,044	56

Impact of foreign currency translation			2

Net revenue growth, on a constant currency basis*			58

Operating profit	$63	$118	(47)
Merger and integration charges	(8)	1
Inventory fair value adjustments	25	–

Operating profit excluding above items*	$80	$119	(33)

Impact of foreign currency translation			2

Operating profit growth excluding above items, on a constant currency basis*			(31)

*	See “Non-GAAP Measures”

Snacks volume grew 24%, primarily reflecting our acquisition of WBD, which contributed 18 percentage points to the volume growth. Double-digit increases in Turkey and Russia and a high-single-digit increase in South Africa also contributed to the snacks volume growth and were partially offset by a double-digit decline in Quaker in the United Kingdom and a high-single-digit decline in Spain. Additionally, Walkers in the United Kingdom grew at a low-single-digit rate.

Beverage volume increased 28%, primarily reflecting our acquisition of WBD, which contributed 15 percentage points to the beverage volume growth, and incremental brands related to our acquisitions of PBG and PAS, which contributed 5 percentage points to the beverage volume growth. Double-digit increases in Russia and Turkey also contributed to the beverage volume growth and were partially offset by a double-digit decline in Romania. Additionally, Germany and the United Kingdom each grew at a high-single-digit rate.

Net revenue grew 56%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS, as well as the WBD acquisition which contributed 22 percentage points to the net revenue growth. Unfavorable foreign currency reduced net revenue growth by 2 percentage points.

Reported operating profit declined 47%, reflecting higher commodity costs and increased investments in strategic markets, as well as higher fixed costs associated with the incremental operating results from our acquisitions of PBG and PAS. These declines were partly offset by the WBD acquisition, which positively contributed 2 percentage points to the reported operating profit performance and reflected net charges of $11 million included in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding items affecting comparability, total division operating profit declined 33%. Unfavorable foreign currency reduced operating profit performance by 2 percentage points.

Asia, Middle East & Africa

	12 Weeks Ended		% Change
	3/19/11	3/20/10
Net revenue	$1,128	$1,029	10

Impact of foreign currency translation			(2)

Net revenue growth, on a constant currency basis*			7 **

Operating profit	$146	$155	(6)

Impact of foreign currency translation			(3)

Operating profit growth, on a constant currency basis*			(9)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Snacks volume grew 12%, reflecting broad-based increases driven by double-digit growth in India, Thailand, the Middle East and China, partially offset by a mid-single-digit decline in Australia. Acquisitions contributed 1 percentage point to the snacks volume growth.

Beverage volume grew 5.5%, reflecting broad-based increases driven by double-digit growth in India. Additionally, the Middle East and China each grew at a mid-single-digit rate. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 10%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 2 percentage points to the net revenue growth. Acquisitions contributed 0.5 percentage points to the net revenue growth.

Operating profit declined 6%, driven by higher commodity costs, partially offset by the recovery of a previously written-off receivable. Favorable foreign currency increased operating profit by 3 percentage points and acquisitions reduced operating profit by 1 percentage point.

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

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of March 19, 2011, our operations in Venezuela comprised 7% of our cash and cash equivalents balance.

Operating Activities

During the 12 weeks in 2011, net cash provided by operating activities was $380 million, compared to net cash provided of $241 million in the prior year period. The operating cash flow growth primarily reflects the overlap of a $0.6 billion discretionary pension contribution in the prior year, offset by unfavorable working capital comparisons to the prior year. Seasonality negatively contributed to operating working capital in both periods.

Investing Activities

During the 12 weeks, net cash used for investing activities was $3.0 billion, primarily reflecting $2.4 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisition of WBD. Additionally, we used $0.4 billion for net capital spending in the current year.

Financing Activities

During the 12 weeks, net cash provided by financing activities was $226 million, primarily reflecting net proceeds from short-term borrowings of $1.1 billion and stock option proceeds of $0.2 billion, mostly offset by the return of operating cash flow to our shareholders through share repurchases and dividend payments of $1.1 billion. As of March 19, 2011, we had $3.6 billion of commercial paper outstanding. We anticipate share repurchases of approximately $2.5 billion in 2011.

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

	12 Weeks Ended
	3/19/11	3/20/10
Net cash provided by operating activities	$380	$241
Capital spending	(433)	(274)
Sales of property, plant and equipment	12	16

Management operating cash flow	(41)	(17)
Discretionary pension contributions	–	600
Payments related to 2009 restructuring charges	1	26
Merger and integration payments (after-tax)	97	85
Foundation contribution	–	100
Capital investments related to the PBG/PAS integration	21	–

Management operating cash flow excluding above items	$78	$794

We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining short-term credit ratings that ensure appropriate financial flexibility and ready access to global and capital credit markets at favorable interest rates. However, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Current Report on Form 8-K dated March 31, 2011 for certain factors that may impact our operating cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 19, 2011, and the related Condensed Consolidated Statements of Income, Cash Flows, Equity and Comprehensive Income for the twelve weeks ended March 19, 2011 and March 20, 2010. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 25, 2010, and the related Consolidated Statements of Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 18, 2011, except as to Notes 1, 3 and 4, which are as of March 31, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 25, 2010, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 28, 2011

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Financial Instruments in the Notes to the Condensed Consolidated Financial Statements. In addition, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks included in Exhibit 99.1 to our Current Report on Form 8-K dated March 31, 2011.

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

During our first fiscal quarter of 2011, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

As previously reported, on December 22, 2009, Wojewodzka Inspekcja Ochrony Srodowiska, the Polish environmental control authority, began an audit of a bottling plant of our subsidiary, Pepsi-Cola General Bottlers Poland SP, z.o.o. (PCGB), in Michrow, Poland and alleged that the plant was not in compliance in 2007 and 2008 with applicable regulations requiring the use of approved laboratories for the analysis of the plant’s waste. The Wojewodzka Inspekcja Ochrony Srodowiska sought monetary sanctions of $1.2 million. PCGB appealed this decision and the appeal is pending. On January 6, 2011, Wojewodzka Inspekcja Ochrony Srodowiska began an audit alleging non-compliance in 2009 and subsequently sought monetary sanctions of $700,000. PCGB appealed this decision and the appeal is pending.

In addition, we and our subsidiaries are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.

ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the first quarter under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010, and expiring on June 30, 2013, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions, other than 64,000 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/25/10				$13,536
12/26/10 – 1/22/11	–	–	–	–

				13,536
1/23/11 – 2/19/11	1.4	$63.82	–	(89)

				13,447
2/20/11 – 3/19/11	5.1	$63.46	–	(324)

Total	6.5	$63.53	–	$13,123

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the first quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/25/10
12/26/10 – 1/22/11	2,500	$279.68	N/A	N/A
1/23/11 – 2/19/11	–	–	N/A	N/A
2/20/11 – 3/19/11	3,700	$261.28	N/A	N/A

Total	6,200	$268.70	N/A	N/A

ITEM 4. Removed and Reserved.

ITEM 6. Exhibits

See Index to Exhibits on page 46.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 28, 2011	/s/ Peter A. Bridgman
Peter A. Bridgman
Senior Vice President and Controller

Date:	April 28, 2011	/s/ Thomas H. Tamoney, Jr.
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

Exhibit 2.2

Agreement and Plan of Merger dated as of August 3, 2009, among PepsiCo, Inc., PepsiAmericas, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.2 to PepsiCo’s Current Report on Form 8-K dated August 3, 2009.

Exhibit 2.3

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

Exhibit 3.1	Amended and Restated Articles of Incorporation of PepsiCo, Inc., which are incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Registration Statement on Form S-8 (Registration No. 333-66632).

Exhibit 3.2	By-Laws of PepsiCo, Inc., as amended on September 24, 2010, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo’s Current Report on Form 8-K dated September 28, 2010.

Exhibit 10.1	PepsiCo Director Deferral Program, effective as of January 1, 2005.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 18	Letter re: Change in Accounting Principles.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) Notes to the Condensed Consolidated Financial Statements.