Form 10-Q
period 2011-06-11
PEPSICO INC
filed 2011-07-21
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 11, 2011 (24 weeks)

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

Number of shares of Common Stock outstanding as of July 15, 2011: 1,582,605,338

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/11/11	6/12/10	6/11/11	6/12/10
Net Revenue	$16,827	$14,801	$28,764	$24,169

Cost of sales	7,963	6,745	13,410	11,208
Selling, general and administrative expenses	6,070	5,563	10,809	9,612
Amortization of intangible assets	40	32	65	48

Operating Profit	2,754	2,461	4,480	3,301

Bottling equity income	–	9	–	718
Interest expense	(199)	(172)	(379)	(326)
Interest income	20	2	37	8

Income before income taxes	2,575	2,300	4,138	3,701

Provision for income taxes	670	687	1,089	654

Net income	1,905	1,613	3,049	3,047

Less: Net income attributable to noncontrolling interests	20	10	21	14

Net Income Attributable to PepsiCo	$1,885	$1,603	$3,028	$3,033

Net Income Attributable to PepsiCo per Common Share
Basic	$1.19	$1.00	$1.91	$1.90
Diluted	$1.17	$0.98	$1.89	$1.87

Cash dividends declared per common share	$0.515	$0.48	$0.995	$0.93

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/11/11	6/12/10
Operating Activities
Net income	$3,049	$3,047
Depreciation and amortization	1,187	969
Stock-based compensation expense	146	119
Cash payments for restructuring charges	(1)	(28)
Merger and integration costs	113	476
Cash payments for merger and integration costs	(207)	(209)
Gain on previously held equity interests in The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS)	–	(958)
Asset write-off	–	145
Non-cash foreign exchange loss related to Venezuela devaluation	–	120
Excess tax benefits from share-based payment arrangements	(52)	(47)
Pension and retiree medical plan contributions	(116)	(694)
Pension and retiree medical plan expenses	254	248
Bottling equity income, net of dividends	–	42
Deferred income taxes and other tax charges and credits	(146)	186
Change in accounts and notes receivable	(1,491)	(994)
Change in inventories	(742)	40
Change in prepaid expenses and other current assets	(144)	(139)
Change in accounts payable and other current liabilities	(65)	(55)
Change in income taxes payable	849	337
Other, net	(281)	(163)

Net Cash Provided by Operating Activities	2,353	2,442

Investing Activities
Capital spending	(1,231)	(968)
Sales of property, plant and equipment	34	37
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	–	(2,833)
Acquisition of manufacturing and distribution rights from Dr Pepper Snapple Group, Inc. (DPSG)	–	(900)
Acquisition of Wimm-Bill-Dann Foods OJSC (WBD), net of cash and cash equivalents acquired	(2,428)	–
Investment in WBD	(164)	–
Other acquisitions and investments in noncontrolled affiliates	(61)	(34)
Short-term investments, by original maturity
More than three months – purchases	–	(6)
More than three months – maturities	10	15
Three months or less, net	(10)	(46)
Other investing, net	(2)	(10)

Net Cash Used For Investing Activities	(3,852)	(4,745)

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions, unaudited)

	24 Weeks Ended
	6/11/11	6/12/10
Financing Activities
Proceeds from issuances of long-term debt	$1,754	$4,216
Payments of long-term debt	(285)	(26)
Short-term borrowings, by original maturity
More than three months – proceeds	180	31
More than three months – payments	(152)	(19)
Three months or less, net	(290)	3,329
Cash dividends paid	(1,530)	(1,451)
Share repurchases – common	(746)	(3,308)
Share repurchases – preferred	(4)	(2)
Proceeds from exercises of stock options	652	464
Excess tax benefits from share-based payment arrangements	52	47
Acquisition of noncontrolling interests	(1,327)	(159)
Other financing	(3)	(6)

Net Cash (Used for)/Provided by Financing Activities	(1,699)	3,116

Effect of exchange rate changes on cash and cash equivalents	168	(227)
Net (Decrease)/Increase in Cash and Cash Equivalents	(3,030)	586
Cash and Cash Equivalents, Beginning of Year	5,943	3,943

Cash and Cash Equivalents, End of Period	$2,913	$4,529

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	–	$4,451

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/11/11	12/25/10
Assets
Current Assets
Cash and cash equivalents	$2,913	$5,943

Short-term investments	431	426

Accounts and notes receivable, less allowance: 6/11 – $154, 12/10 – $144	8,283	6,323

Inventories
Raw materials	2,296	1,654
Work-in-process	283	128
Finished goods	1,960	1,590

	4,539	3,372
Prepaid expenses and other current assets	1,751	1,505

Total Current Assets	17,917	17,569

Property, Plant and Equipment	35,979	33,041
Accumulated Depreciation	(15,125)	(13,983)

	20,854	19,058

Amortizable Intangible Assets, net	2,480	2,025

Goodwill	16,299	14,661
Other Nonamortizable Intangible Assets	15,548	11,783

Nonamortizable Intangible Assets	31,847	26,444

Investments in Noncontrolled Affiliates	1,449	1,368
Other Assets	1,133	1,689

Total Assets	$75,680	$68,153

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/11/11	12/25/10
Liabilities and Equity
Current Liabilities
Short-term obligations	$5,715	$4,898
Accounts payable and other current liabilities	11,433	10,923
Income taxes payable	909	71

Total Current Liabilities	18,057	15,892

Long-term Debt Obligations	21,607	19,999

Other Liabilities	6,669	6,729

Deferred Income Taxes	4,977	4,057

Total Liabilities	51,310	46,677

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(154)	(150)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/11 and 12/10 – 1,865 shares	31	31
Capital in excess of par value	4,358	4,527
Retained earnings	38,527	37,090
Accumulated other comprehensive loss	(2,254)	(3,630)
Less: repurchased common stock, at cost:
6/11 – 281 shares, 12/10 – 284 shares	(16,597)	(16,745)

Total PepsiCo Common Shareholders’ Equity	24,065	21,273

Noncontrolling interests	418	312

Total Equity	24,370	21,476

Total Liabilities and Equity	$75,680	$68,153

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	24 Weeks Ended
	6/11/11		6/12/10
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(150)	(0.6)	(145)
Redemptions	(–)	(4)	(–)	(2)

Balance, end of period	(0.6)	(154)	(0.6)	(147)

Common Stock
Balance, beginning of year	1,865	31	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	–	–	83	1

Balance, end of period	1,865	31	1,865	31

Capital in Excess of Par Value
Balance, beginning of year		4,527		250
Stock-based compensation expense		146		119
Stock option exercises/RSUs converted(a)		(281)		(321)
Withholding tax on RSUs converted		(50)		(55)
Equity issued in connection with our acquisitions of PBG and PAS		–		4,451
Other		16		95

Balance, end of period		4,358		4,539

Retained Earnings
Balance, beginning of year		37,090		33,805
Net income attributable to PepsiCo		3,028		3,033
Cash dividends declared – common		(1,580)		(1,510)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(10)		(6)
Other		–		7

Balance, end of period		38,527		35,328

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,630)		(3,794)
Currency translation adjustment		1,382		(581)
Cash flow hedges, net of tax:
Net derivative losses		(17)		(86)
Reclassification of net losses to net income		7		23
Reclassification of pension and retiree medical losses to net income, net of tax		23		211
Unrealized (losses)/gains on securities, net of tax		(2)		1
Other		(17)		–

Balance, end of period		(2,254)		(4,226)

Repurchased Common Stock
Balance, beginning of year	(284)	(16,745)	(217)	(13,383)
Share repurchases	(12)	(811)	(52)	(3,370)
Stock option exercises	14	858	11	696
Other	1	101	(14)	117

Balance, end of period	(281)	(16,597)	(272)	(15,940)

Total Common Shareholders’ Equity		24,065		19,732

Noncontrolling Interests
Balance, beginning of year		312		638
Net income attributable to noncontrolling interests		21		14
Contributions from/(distributions to) noncontrolling interests, net		13		(350)
Currency translation adjustment		72		(14)

Balance, end of period		418		288

Total Equity		$24,370		$19,914

(a)	Includes total tax benefits of $33 million in 2011 and $30 million in 2010.

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/11/11	6/12/10	6/11/11	6/12/10
Net Income	$1,905	$1,613	$3,049	$3,047
Other Comprehensive Income
Currency translation adjustment	809	(700)	1,454	(595)
Cash flow hedges, net of tax:
Net derivative losses	(25)	(38)	(17)	(86)
Reclassification of net losses to net income	3	5	7	23
Reclassification of pension and retiree medical losses to net income, net of tax	26	75	23	211
Unrealized gains/(losses) on securities, net of tax	11	2	(2)	1
Other	1	–	(17)	–

	825	(656)	1,448	(446)

Comprehensive Income	2,730	957	4,497	2,601
Comprehensive income attributable to noncontrolling interests	(64)	(11)	(93)	–

Comprehensive Income Attributable to PepsiCo	$2,666	$946	$4,404	$2,601

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 11, 2011 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 11, 2011 and June 12, 2010, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 11, 2011 and June 12, 2010 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and in our Current Report on Form 8-K dated March 31, 2011. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the full year.

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

Our Divisions

We are organized into four business units, as follows:

1.	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages Americas and Pepsi Beverages Company;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		24 Weeks Ended
	6/11/11	6/12/10	6/11/11	6/12/10
Net Revenue
FLNA	$3,090	$2,992	$5,994	$5,856
QFNA	583	582	1,223	1,265
LAF	1,808	1,538	2,916	2,521
PAB	5,629	5,548	10,160	8,313
Europe(a)	3,794	2,498	5,420	3,542
AMEA	1,923	1,643	3,051	2,672

	$16,827	$14,801	$28,764	$24,169

	12 Weeks Ended		24 Weeks Ended
	6/11/11	6/12/10	6/11/11	6/12/10
Operating Profit
FLNA	$853	$800	$1,627	$1,528
QFNA	167	159	381	354
LAF	274	233	445	378
PAB	983	952	1,541	1,025
Europe	407	276	470	394
AMEA	299	267	445	422

Total division	2,983	2,687	4,909	4,101
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	(9)	(4)	22	42
Merger and integration costs	(12)	(24)	(54)	(112)
Venezuela currency devaluation	–	–	–	(129)
Asset write-off	–	–	–	(145)
Foundation contribution	–	–	–	(100)
Other	(208)	(198)	(397)	(356)

	$2,754	$2,461	$4,480	$3,301

	Total Assets
	6/11/11	12/25/10
FLNA	$6,217	$6,027
QFNA	1,194	1,217
LAF	4,327	4,053
PAB	33,006	31,622
Europe(a)	21,637	13,032
AMEA	5,906	5,569

Total division	72,287	61,520
Corporate(b)	3,393	6,394
Investments in bottling affiliates	–	239

	$75,680	$68,153

(a)	Change in 2011 relates primarily to our acquisition of WBD.

(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

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

The following table presents unaudited consolidated pro forma financial information as if the closing of our acquisitions of PBG and PAS had occurred on December 27, 2009 for purposes of the financial information presented for the 24 weeks ended June 12, 2010.

(unaudited) 24 Weeks Ended
6/12/10
Net Revenue	$25,913
Net Income Attributable to PepsiCo	$2,569
Net Income Attributable to PepsiCo per Common Share – Diluted	$1.56

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

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the acquisitions, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain one-time charges we expect to incur in connection with the acquisitions, including, but not limited to, charges that are expected to achieve ongoing cost savings and synergies.

WBD

On February 3, 2011, we acquired the ordinary shares, including shares underlying American Depositary Shares (ADSs) and Global Depositary Shares (GDSs), of WBD, a company incorporated in the Russian Federation, which represented in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion in cash. The acquisition of those shares increased our total ownership of WBD to approximately 77%. Under the guidance on accounting for business combinations, the total consideration transferred was approximately $5.8 billion, which included the $3.8 billion of cash (or $2.4 billion, net of cash and cash equivalents acquired), the fair value of our previously held equity interest in WBD of $0.7 billion and the fair value of the remaining noncontrolling interests in WBD of $1.3 billion. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in WBD as of the acquisition date include goodwill and other intangible assets of $4.9 billion; property, plant and equipment of $1.3 billion; debt obligations of $1.1 billion; and other net assets of $0.7 billion, all of which are recorded in our Europe segment. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible but no later than by the end of 2011.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. See Merger and Integration Charges for details on the expenses incurred during 2011.

On March 10, 2011, we commenced our tender offers in Russia and the U.S. for all remaining outstanding ordinary shares and ADSs of WBD for 3,883.70 Russian rubles per ordinary share and 970.925 Russian rubles per ADS, respectively. The Russian offer was made to all holders of ordinary shares and the U.S. offer was made to all holders of ADSs. We completed the Russian offer on May 19, 2011 and the U.S. offer on May 16, 2011. After completion of the offers, we paid approximately $1.3 billion for WBD’s ordinary shares (including shares underlying ADSs) and increased our total ownership of WBD to approximately 98.6%.

On June 30, 2011, we elected to exercise our squeeze-out rights under Russian law with respect to all remaining WBD ordinary shares not already owned by us. Therefore, under Russian law, all remaining WBD shareholders will be required to sell their ordinary shares (including those underlying ADSs) to us at the same price that was offered to WBD shareholders in the Russian tender offer. Accordingly, all registered holders of ordinary shares on August 15, 2011 (including the ADS depository) will be entitled to receive 3,883.70 Russian rubles per ordinary share. The ADS depository will convert the Russian rubles paid to it with respect to the ordinary shares underlying the ADSs (970.925 Russian rubles per ADS) to U.S. dollars at the spot market conversion rates available to it during the period it takes to complete such conversion. The squeeze-out process is expected to be concluded by mid-September 2011, after which time we expect to own 100% of WBD.

Intangible Assets

	6/11/11	12/25/10
Amortizable intangible assets, net
Acquired franchise rights	$974	$949
Reacquired franchise rights	110	110
Brands	1,543	1,463
Other identifiable intangibles	1,170	747

	3,797	3,269
Accumulated amortization	(1,317)	(1,244)

	$2,480	$2,025

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/25/10	Acquisitions	Translation and Other	Balance 6/11/11
FLNA
Goodwill	$313	$–	$6	$319
Brands	31	–	1	32

	344	–	7	351

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	497	–	13	510
Brands	143	–	4	147

	640	–	17	657

PAB
Goodwill	9,946	26	22	9,994
Reacquired franchise rights	7,283	20	38	7,341
Acquired franchise rights	1,565	–	3	1,568
Brands	182	8	5	195
Other	10	–	1	11

	18,986	54	69	19,109

Europe(a)
Goodwill	3,040	1,228	314	4,582
Reacquired franchise rights	793	–	62	855
Acquired franchise rights	227	–	19	246
Brands	1,380	3,300	296	4,976

	5,440	4,528	691	10,659

AMEA
Goodwill	690	–	29	719
Brands	169	–	8	177

	859	–	37	896

Total goodwill	14,661	1,254	384	16,299
Total reacquired franchise rights	8,076	20	100	8,196
Total acquired franchise rights	1,792	–	22	1,814
Total brands	1,905	3,308	314	5,527
Total other	10	–	1	11

	$26,444	$4,582	$821	$31,847

(a)	Net increases in 2011 relate primarily to our acquisition of WBD.

Stock-Based Compensation

For the 12 weeks ended June 11, 2011, we recognized stock-based compensation expense of $76 million ($74 million recorded as stock-based compensation expense and $2 million included in merger and integration charges). For the 24 weeks ended June 11, 2011, we recognized stock-based compensation expense of $155 million ($146 million recorded as stock-based compensation expense and $9 million included in merger and integration charges). For the 12 weeks ended June 12, 2010, we recognized stock-based compensation expense of $85 million ($72 million recorded as stock-based compensation expense and $13 million included in merger and integration charges). For the 24 weeks ended June 12, 2010, we recognized stock-based compensation expense of $159 million ($119 million recorded as stock-based compensation expense and $40 million included in merger and integration charges).

For the 12 weeks ended June 11, 2011, our grants of stock options and restricted stock units (RSU) were nominal. For the 24 weeks ended June 11, 2011, we granted 6.4 million stock options at a weighted-average grant price of $63.78 and 5.2 million RSUs at a weighted-average grant price of $63.81, under the terms of our 2007 Long-Term Incentive Plan. For the 12 and 24 weeks ended June 12, 2010, we granted 12.0 million stock options and 4.6 million RSUs at weighted-average grant prices of $66.50 and $66.46, respectively, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/11/11	6/12/10
Expected life	6 yrs.	5 yrs.
Risk free interest rate	2.6%	2.3%
Expected volatility(a)	16%	17%
Expected dividend yield	2.9%	2.8%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/11/11	6/12/10	6/11/11	6/12/10	6/11/11	6/12/10
	U.S.		International
Service cost	$80	$69	$23	$19	$11	$14
Interest cost	126	120	28	26	21	23
Expected return on plan assets	(162)	(150)	(33)	(31)	(4)	–
Amortization of prior service cost/(benefit)	4	2	1	1	(6)	(4)
Amortization of experience loss	34	25	9	6	3	1

	82	66	28	21	25	34

Settlement/Curtailment gain	–	(2)	–	–	–	–
Special termination benefits	–	15	–	–	–	1

Total expense	$82	$79	$28	$21	$25	$35

	24 Weeks Ended
	Pension				Retiree Medical
	6/11/11	6/12/10	6/11/11	6/12/10	6/11/11	6/12/10
	U.S.		International
Service cost	$162	$130	$40	$33	$23	$26
Interest cost	252	218	49	44	41	43
Expected return on plan assets	(324)	(275)	(57)	(53)	(7)	–
Amortization of prior service cost/(benefit)	7	5	1	1	(13)	(8)
Amortization of experience loss	67	50	16	10	6	2

	164	128	49	35	50	63

Settlement/Curtailment gain	(9)	(2)	–	–	–	–
Special termination benefits	10	23	–	–	1	1

Total expense	$165	$149	$49	$35	$51	$64

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	6/11/11	12/25/10
Balance, beginning of year	$2,022	$1,731
Additions for tax positions related to the current year	85	204
Additions for tax positions from prior years	4	517
Reductions for tax positions from prior years	(54)	(391)
Settlement payments	(87)	(30)
Statute of limitations expiration	(5)	(7)
Translation and other	(2)	(2)

Balance, end of period	$1,963	$2,022

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/11/11		6/12/10
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,885		$1,603
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(1)		(1)

Net income available for PepsiCo common shareholders	$1,883	1,583	$1,601	1,608

Basic net income attributable to PepsiCo per common share	$1.19		$1.00

Net income available for PepsiCo common shareholders	$1,883	1,583	$1,601	1,608
Dilutive securities:
Stock options and RSUs(b)	–	21	–	25
ESOP convertible preferred stock	2	1	2	1

Diluted	$1,885	1,605	$1,603	1,634

Diluted net income attributable to PepsiCo per common share	$1.17		$0.98

	24 Weeks Ended
	6/11/11		6/12/10
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$3,028		$3,033
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(3)		(2)

Net income available for PepsiCo common shareholders	$3,024	1,583	$3,030	1,595

Basic net income attributable to PepsiCo per common share	$1.91		$1.90

Net income available for PepsiCo common shareholders	$3,024	1,583	$3,030	1,595
Dilutive securities:
Stock options and RSUs(b)	–	21	–	24
ESOP convertible preferred stock	4	1	3	1

Diluted	$3,028	1,605	$3,033	1,620

Diluted net income attributable to PepsiCo per common share	$1.89		$1.87

(a)	Weighted-average common shares outstanding (in millions).

(b)

Options to purchase 10.1 million and 20.7 million shares, respectively, for the 12 and 24 weeks in 2011 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $68.88 and $67.35, respectively. Options to purchase 22.9 million and 21.8 million shares, respectively, for the 12 and 24 weeks in 2010 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 24 weeks in 2010 had average exercise prices of $67.60 and $67.33, respectively.

Debt Obligations and Commitments

In the second quarter of 2011, we issued $750 million of floating rate notes maturing in 2013, which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 8 basis points, and $1.0 billion of 2.50% senior notes maturing in 2016. The net proceeds from the issuance of these notes were used for general corporate purposes.

Subsequent to the end of the second quarter of 2011, we entered into a new four-year unsecured revolving credit agreement (Four-Year Credit Agreement) which enables us to borrow up to $2.875 billion, subject to customary terms and conditions, and expires in June 2015. We may request to increase the commitments under this agreement to up to $3.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.

Also, subsequent to the end of the second quarter of 2011, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which enables us to borrow up to $2.875 billion, subject to customary terms and conditions, and expires in June 2012. We may request to increase the commitments under this agreement to up to $3.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2013.

The Four-Year Credit Agreement and the 364-Day Credit Agreement, together replaced our $2 billion unsecured revolving credit agreement, our $2.575 billion 364-day unsecured revolving credit agreement and our $1.080 billion amended PBG credit facility. Funds borrowed under the Four-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes, including but not limited to repayment of outstanding commercial paper issued by us and our subsidiaries, working capital, capital investments and/or acquisitions.

Subsequent to the end of the second quarter of 2011, we paid $784 million in a cash tender offer to repurchase $766 million (aggregate principal amount) of certain WBD debt obligations. As a result of this debt repurchase, we will record a $16 million charge to interest expense in the third quarter, primarily representing the premium paid in the tender offer.

As of June 11, 2011, we had $2.2 billion of commercial paper outstanding.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	2016 and beyond

Long-term debt obligations(b)	$21,016	$–	$5,167	$4,353	$11,496
Interest on debt obligations(c)	7,556	467	1,574	1,125	4,390
Operating leases	1,901	253	678	406	564
Purchasing commitments	3,496	931	2,077	406	82
Marketing commitments	2,555	102	562	543	1,348

	$36,524	$1,753	$10,058	$6,833	$17,880

(a)

Reflects non-cancelable commitments as of June 11, 2011 based on foreign exchange rates in effect on that date and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)	Excludes $2.4 billion related to current maturities of long-term debt, as well as $591 million related to the fair value step-up of debt acquired in connection with our acquisitions of PBG and PAS.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of June 11, 2011.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for packaging materials, sugar and other sweeteners, oranges and orange juice. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments because they do not represent expected future cash outflows. See Pension and Retiree Medical Benefits for additional information regarding our pension and retiree medical obligations.

Merger and Integration Charges

In the 12 weeks ended June 11, 2011, we incurred merger and integration charges of $58 million ($45 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $32 million recorded in the PAB segment, $14 million recorded in the Europe segment and $12 million recorded in corporate unallocated expenses. In the 24 weeks ended June 11, 2011, we incurred merger and integration charges of $113 million ($94 million after-tax or $0.06 per share) related to our acquisitions of PBG, PAS and WBD, including $53 million recorded in the PAB segment, $6 million recorded in the Europe segment and $54 million recorded in corporate unallocated expenses. All of these net charges were recorded in selling, general and administrative expenses. These charges also include closing costs and advisory fees related to our acquisition of WBD. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011.

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

A summary of our merger and integration activity in 2011 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 25, 2010	$179	$25	$204
2011 merger and integration charges	36	77	113
Cash payments	(101)	(106)	(207)
Non-cash charges	(35)	14	(21)

Liability as of June 11, 2011	$79	$10	$89

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Ineffectiveness of our hedges is not material. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk.

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for natural gas, diesel fuel and aluminum. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $30 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $590 million as of June 11, 2011 and $587 million as of June 12, 2010. These contracts resulted in net unrealized gains of $61 million as of June 11, 2011 and net unrealized losses of $15 million as of June 12, 2010.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $356 million as of June 11, 2011 and $246 million as of June 12, 2010. These contracts resulted in net gains of $45 million as of June 11, 2011 and net losses of $14 million as of June 12, 2010.

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

Our foreign currency derivatives had a total face value of $2.3 billion as of June 11, 2011 and $1.3 billion as of June 12, 2010. The contracts that qualify for hedge accounting resulted in net unrealized losses of $29 million as of June 11, 2011 and net unrealized gains of $5 million as of June 12, 2010. During the next 12 months, we expect to reclassify net losses of $28 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in net losses of $7 million as of June 11, 2011 and net gains of $6 million as of June 12, 2010. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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

The notional amounts of the interest rate derivative instruments outstanding as of June 11, 2011 and June 12, 2010 were $8.73 billion and $8.60 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $16 million related to these hedges from accumulated other comprehensive loss into net income.

As of June 11, 2011, approximately 42% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 43% as of December 25, 2010.

Fair Value Measurements

The fair values of our financial assets and liabilities as of June 11, 2011 and June 12, 2010 are categorized as follows:

	2011		2010
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$85	$–	$79	$–
Short-term investments – index funds(c)	$176	$–	$144	$–
Deferred compensation(d)	$–	$547	$–	$554

Derivatives designated as hedging instruments:
Forward exchange contracts(e)	$7	$36	$24	$19
Interest rate derivatives(f)	345	14	268	27
Commodity contracts – other(g)	73	3	37	27
Commodity contracts – futures(h)	1	10	–	26

	$426	$63	$329	$99

Derivatives not designated as hedging instruments:
Forward exchange contracts(e)	$8	$15	$12	$6
Interest rate derivatives(f)	44	81	7	48
Commodity contracts – other(g)	47	2	5	19
Commodity contracts – futures(h)	–	–	–	1
Prepaid forward contracts(i)	41	–	61	–

	$140	$98	$85	$74

Total derivatives at fair value	$566	$161	$414	$173

Total	$827	$708	$637	$727

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

(d)

Based on the fair value of investments corresponding to employees’ investment elections. As of June 11, 2011 and June 12, 2010, $46 million and $144 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(e)	Based on observable market transactions of spot and forward rates.

(f)	Based on LIBOR and recently reported transactions in the marketplace.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on average prices on futures exchanges. Categorized as a Level 1 asset or liability.

(i)	Based primarily on the price of our common stock.

The fair value of our debt obligations as of June 11, 2011 was $29.2 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax losses/(gains) on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/11/11	6/12/10	6/11/11	6/12/10	6/11/11	6/12/10

Forward exchange contracts	$2	$(11)	$12	$(21)	$16	$11
Interest rate derivatives	(56)	(70)	35	23	3	–
Prepaid forward contracts	(4)	3	–	–	–	–
Commodity contracts	(7)	3	(15)	70	(19)	–

Total	$(65)	$(75)	$32	$72	$–	$11

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/11/11	6/12/10	6/11/11	6/12/10	6/11/11	6/12/10

Forward exchange contracts	$1	$(5)	$37	$(8)	$21	$22
Interest rate derivatives	(78)	(60)	29	36	6	–
Prepaid forward contracts	(2)	(15)	–	–	–	–
Commodity contracts	(46)	(43)	(55)	58	(25)	16

Total	$(125)	$(123)	$11	$86	$2	$38

(a)	Interest rate gains/losses are included in interest expense in our income statement. All other gains/losses are included in corporate unallocated expenses.

(b)	Interest rate losses are included in interest expense in our income statement. All other gains/losses are included in cost of sales in our income statement.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial statements.

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

Our Critical Accounting Policies

Sales Incentives and Advertising and Marketing Costs

We offer sales incentives and discounts through various programs to customers and consumers. These incentives are accounted for as a reduction of revenue. Certain sales incentives are recognized at the time of sale while other incentives, such as bottler funding and customer volume rebates, are recognized during the year incurred, generally in proportion to revenue, based on annual targets. Anticipated payments are estimated based on historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also recognized during the year incurred, generally in proportion to revenue, based on annual targets.

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

Our operations outside of the United States generated approximately 50% of our net revenue in the 24 weeks ended June 11, 2011. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended June 11, 2011, favorable foreign currency increased net revenue growth by nearly 3 percentage points, primarily due to appreciation of the euro, Mexican peso, Canadian dollar and Brazilian real. During the 24 weeks ended June 11, 2011, favorable foreign currency increased net revenue growth by 2 percentage points, primarily due to appreciation of the Mexican peso, Canadian dollar, euro and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.

See Financial Instruments in the notes to the condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of June 11, 2011 and June 12, 2010. Cautionary statements included in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks included in Exhibit 99.1 to our Current Report on Form 8-K dated March 31, 2011, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended				24 Weeks Ended
	6/11/11		6/12/10		6/11/11	6/12/10
Operating profit
Mark-to-market net (losses)/gains		$(9)		$(4)	$22	$42
Merger and integration charges		$(58)		$(155)	$(113)	$(437)
Inventory fair value adjustments		$(4)		$(76)	$(38)	$(357)
Venezuela currency devaluation		$–		$–	$–	$(120)
Asset write-off		$–		$–	$–	$(145)
Foundation contribution		$–		$–	$–	$(100)
Bottling equity income
Gain on previously held equity interests		$–		$–	$–	$735
Merger and integration charges		$–		$–	$–	$(9)
Interest expense
Merger and integration charges		$–		$–	$–	$(30)
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains		$(5)		$(3)	$14	$26
Gain on previously held equity interests		$–		$–	$–	$958
Merger and integration charges		$(45)		$(119)	$(94)	$(380)
Inventory fair value adjustments		$(2)		$(68)	$(23)	$(308)
Venezuela currency devaluation		$–		$–	$–	$(120)
Asset write-off		$–		$–	$–	$(92)
Foundation contribution		$–		$–	$–	$(64)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains	$	(–)	$	(–)	$0.01	$0.02
Gain on previously held equity interests		$–		$–	$–	$0.60
Merger and integration charges		$(0.03)		$(0.07)	$(0.06)	$(0.23)
Inventory fair value adjustments	$	(–)		$(0.04)	$(0.01)	$(0.19)
Venezuela currency devaluation		$–		$–	$–	$(0.07)
Asset write-off		$–		$–	$–	$(0.06)
Foundation contribution		$–		$–	$–	$(0.04)

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

For the 12 weeks ended June 11, 2011, we recognized $9 million ($5 million after-tax with a nominal impact per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. For the 24 weeks ended June 11, 2011, we recognized $22 million ($14 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

For the 12 weeks ended June 12, 2010, we recognized $4 million ($3 million after-tax with a nominal impact per share) of market-to-market net losses on commodity hedges in corporate unallocated expenses. For the 24 weeks ended June 12, 2010, we recognized $42 million ($26 million after-tax or $0.02 per share) of market-to-market net gains on commodity hedges in corporate unallocated expenses.

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

Merger and Integration Charges

In the 12 weeks ended June 11, 2011, we incurred merger and integration charges of $58 million ($45 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $32 million recorded in the PAB segment, $14 million recorded in the Europe segment and $12 million recorded in corporate unallocated expenses. In the 24 weeks ended June 11, 2011, we incurred merger and integration charges of $113 million ($94 million after-tax or $0.06 per share) related to our acquisitions of PBG, PAS and WBD, including $53 million recorded in the PAB segment, $6 million recorded in the Europe segment and $54 million recorded in corporate unallocated expenses. These charges also include closing costs and advisory fees related to our acquisition of WBD.

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

Inventory Fair Value Adjustments

In the 12 and 24 weeks ended June 11, 2011, we recorded $4 million ($2 million after-tax with a nominal impact per share) and $38 million ($23 million after-tax or $0.01 per share), respectively, of incremental costs in cost of sales related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended June 11, 2011, total servings increased 6%. For the 24 weeks ended June 11, 2011, total servings increased 7%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/11/11	6/12/10	Change	6/11/11	6/12/10	Change
Total net revenue	$16,827	$14,801	14%	$28,764	$24,169	19%

Operating profit
FLNA	$853	$800	6%	$1,627	$1,528	6%
QFNA	167	159	5.5%	381	354	8%
LAF	274	233	18%	445	378	18%
PAB	983	952	3%	1,541	1,025	50%
Europe	407	276	47%	470	394	19%
AMEA	299	267	12%	445	422	5%
Corporate Unallocated
Mark-to-market net (losses)/gains	(9)	(4)	167%	22	42	(49)%
Merger and integration charges	(12)	(24)	(57)%	(54)	(112)	(53)%
Venezuela currency devaluation	–	–	–	–	(129)	n/m
Asset write-off	–	–	–	–	(145)	n/m
Foundation contribution	–	–	–	–	(100)	n/m
Other	(208)	(198)	6%	(397)	(356)	12%

Total operating profit	$2,754	$2,461	12%	$4,480	$3,301	36%

Total operating profit margin	16.4%	16.6%	(0.2)	15.6%	13.7%	1.9

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

On a reported basis, total operating profit increased 12% and operating margin decreased 0.2 percentage points. Operating profit performance was primarily driven by the net revenue growth, partially offset by higher commodity costs. Items affecting comparability (see “Items Affecting Comparability”) contributed 7 percentage points to the total operating profit growth and positively contributed 1.2 percentage points to the total operating margin performance.

24 Weeks

On a reported basis, total operating profit increased 36% and operating margin increased 1.9 percentage points. Operating profit performance was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which contributed 31 percentage points to the total operating profit growth and 4.2 percentage points to the total operating margin increase.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/11/11	6/12/10	Change	6/11/11	6/12/10	Change

Bottling equity income	$–	$9	$(9)	$–	$718	$(718)

Interest expense, net	$(179)	$(170)	$(9)	$(342)	$(318)	$(24)

Tax rate	26.0%	29.9%		26.3%	17.7%

Net income attributable to PepsiCo	$1,885	$1,603	18%	$3,028	$3,033	–
Net income attributable to PepsiCo per common share – diluted	$1.17	$0.98	20%	$1.89	$1.87	1%
Mark-to-market net losses/(gains)	–	–		(0.01)	(0.02)
Gain on previously held equity interests	–	–		–	(0.60)
Merger and integration charges	0.03	0.07		0.06	0.23
Inventory fair value adjustments	–	0.04		0.01	0.19
Venezuela currency devaluation	–	–		–	0.07
Asset write-off	–	–		–	0.06
Foundation contribution	–	–		–	0.04

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$1.21 **	$1.10 **	10%	$1.95	$1.86 **	5%

Impact of foreign currency translation			(2)			(2)

Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*			8%			3%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net interest expense increased $9 million, primarily reflecting higher average debt balances, partially offset by higher average rates on our investment balances.

The reported tax rate decreased 3.9% compared to the prior year, primarily reflecting tax benefits related to a portion of our international bottling operations in the current year and the impact of the Patient Protection and Affordable Care Act in the prior year.

Net income attributable to PepsiCo increased 18% and net income attributable to PepsiCo per common share increased 20%. Items affecting comparability (see “Items Affecting Comparability”) increased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 10 percentage points.

24 Weeks

Bottling equity income decreased $718 million, primarily reflecting the gain in the prior year on our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net interest expense increased $24 million, primarily reflecting higher average debt balances, partially offset by lower average rates on our debt balances as well as bridge and term financing costs in the prior year in connection with our acquisitions of PBG and PAS.

The reported tax rate increased 8.6% compared to the prior year, primarily reflecting the prior year non-taxable gain and reversal of deferred taxes attributable to our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net income attributable to PepsiCo was unchanged and net income attributable to PepsiCo per common share increased 1%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 4 percentage points.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 11, 2011	$3,090	$583	$1,808	$5,629	$3,794	$1,923	$16,827
June 12, 2010	$2,992	$582	$1,538	$5,548	$2,498	$1,643	$14,801
% Impact of:
Volume(a)	1%	(2)%	5%	(1)%	5%	14%	3%
Effective net pricing(b)	2	1	6	1	6	0.5	3
Foreign exchange	0.5	1	7	1	7	2	3
Acquisitions	–	–	–	–	33	–	6

% Change(c)	3%	–%	18%	1%	52%	17%	14%

Net Revenue
24 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 11, 2011	$5,994	$1,223	$2,916	$10,160	$5,420	$3,051	$28,764
June 12, 2010	$5,856	$1,265	$2,521	$8,313	$3,542	$2,672	$24,169
% Impact of:
Volume(a)	1%	(6)%	4%	*	*	10%	*
Effective net pricing(b)	1	1	6	*	*	1.5	*
Foreign exchange	0.5	1	6	1	4	2	2
Acquisitions	–	–	–	*	*	–	*

% Change(c)	2%	(3)%	16%	22%	53%	14%	19%

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

Frito-Lay North America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/11/11	6/12/10	Change		6/11/11	6/12/10	Change
Net revenue	$3,090	$2,992	3		$5,994	$5,856	2

Impact of foreign currency translation			(0.5)				(0.5)

Net revenue growth, on a constant currency basis*			3	**			2	**

Operating profit	$853	$800	6		$1,627	$1,528	6

Impact of foreign currency translation			(0.5)				–

Operating profit growth, on a constant currency basis*			6	**			6

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue increased 3% and pound volume grew 2%. The volume increase primarily reflects double-digit growth in both our Sabra joint venture and variety packs, partially offset by a low-single-digit decline in trademark Lay’s. Net revenue growth also benefited from effective net pricing.

Operating profit grew 6%, primarily reflecting the net revenue growth and lower advertising and marketing expenses in the quarter.

24 Weeks

Net revenue and pound volume each grew 2%. Pound growth primarily reflects double-digit growth in our Sabra joint venture and high-single-digit growth in both variety packs and trademark Ruffles. These gains were partially offset by a double-digit decline in trademark SunChips. Net revenue growth also benefited from effective net pricing.

Operating profit grew 6%, primarily reflecting the net revenue growth, as well as lower advertising and marketing expenses and lower commodity costs, primarily cooking oil.

Quaker Foods North America

	12 Weeks Ended		% Change	24 Weeks Ended		% Change
	6/11/11	6/12/10		6/11/11	6/12/10
Net revenue	$583	$582	–	$1,223	$1,265	(3)

Impact of foreign currency translation			(1)			(1)

Net revenue growth, on a constant currency basis*			(1)			(4)

Operating profit	$167	$159	5.5	$381	$354	8

Impact of foreign currency translation			(1)			(1)

Operating profit growth, on a constant currency basis*			5 **			7

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue was flat and volume declined 2%. The volume decline primarily reflects double-digit declines in ready-to-eat cereals and mid-single-digit declines in Chewy granola bars, partially offset by low-single-digit increases in Aunt Jemima syrup and mix, as well as in Oatmeal. The impact of positive net pricing, driven primarily by price increases taken in the fourth quarter of 2010, was largely offset by negative mix. Favorable foreign currency positively contributed 1 percentage point to the net revenue performance.

Operating profit grew 5.5%, primarily reflecting the favorable effective net pricing and lower selling and distribution costs. Favorable foreign currency contributed 1 percentage point to operating profit growth.

24 Weeks

Net revenue declined 3% and volume declined 6%. The volume decline primarily reflects double-digit-declines in ready-to-eat cereals and trademark Roni, as well as mid-single-digit declines in Aunt Jemima syrup and mix and in Chewy granola bars. The impact of positive net pricing, driven primarily by price increases taken in the fourth quarter of 2010, was largely offset by negative mix. Favorable foreign currency positively contributed 1 percentage point to the net revenue performance.

Operating profit grew 8%, largely reflecting a change in accounting methodology for inventory which contributed 4 percentage points to the operating profit growth (see Basis of Presentation in the notes to the condensed consolidated financial statements). Additionally, lower selling and distribution costs and lower advertising and marketing expenses contributed to the operating profit growth. Favorable foreign currency contributed nearly 1 percentage point to operating profit growth.

Latin America Foods

	12 Weeks Ended		%	24 Weeks Ended		%
	6/11/11	6/12/10	Change	6/11/11	6/12/10	Change
Net revenue	$1,808	$1,538	18	$2,916	$2,521	16

Impact of foreign currency translation			(7)			(6)

Net revenue growth, on a constant currency basis*			11			9 **

Operating profit	$274	$233	18	$445	$378	18

Impact of foreign currency translation			(6)			(6)

Operating profit growth, on a constant currency basis*			12			12

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Volume grew 5%, primarily reflecting double-digit increases in Brazil and Argentina. Additionally, Gamesa in Mexico grew at a low-single-digit rate and Sabritas in Mexico was up slightly.

Net revenue increased 18%, primarily reflecting favorable effective net pricing and the volume growth. Favorable foreign currency increased net revenue growth by 7 percentage points.

Operating profit increased 18%, primarily reflecting the net revenue growth, partially offset by higher commodity costs and selling and distribution costs. Additionally, an unfavorable legal settlement in the prior year increased operating profit growth by 5 percentage points. Favorable foreign currency increased operating profit by 6 percentage points.

24 Weeks

Volume grew 4%, primarily reflecting a mid-single-digit increase in Brazil and double-digit growth in Argentina. Additionally, both Gamesa and Sabritas in Mexico grew at a low-single-digit rate.

Net revenue increased 16%, primarily reflecting favorable effective net pricing and the volume growth. Favorable foreign currency increased net revenue growth by 6 percentage points.

Operating profit increased 18%, reflecting the net revenue growth, partially offset by higher selling and distribution costs. Additionally, the unfavorable legal settlement in the prior year increased operating profit growth by 3 percentage points. Favorable foreign currency increased operating profit by 6 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%	24 Weeks Ended		%
	6/11/11	6/12/10	Change	6/11/11	6/12/10	Change
Net revenue	$5,629	$5,548	1	$10,160	$8,313	22

Impact of foreign currency translation			(1)			(1)

Net revenue growth, on a constant currency basis*			–			21

Operating profit	$983	$952	3	$1,541	$1,025	50
Merger and integration charges	32	103		53	296
Inventory fair value adjustments	4	36		13	317
Venezuela currency devaluation	–	–		–	(9)

Operating profit excluding above items*	$1,019	$1,091	(7)	$1,607	$1,629	(1)

Impact of foreign currency translation			(1)			(1)

Operating profit growth excluding above items, on a constant currency basis*			(7)**			(2)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Volume decreased 1%, primarily reflecting a 2% volume decline in North America, partially offset by a 2% volume increase in Latin America. The volume decline in North America was driven by a 5% decline in CSD volume, partially offset by a 2% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a mid-single-digit increase in Gatorade sports drinks.

Net revenue increased 1%, as the volume declines were more than offset by effective net pricing. Favorable foreign currency contributed 1 percentage point to net revenue growth.

Reported operating profit increased 3%, primarily driven by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit decreased 7%, mainly driven by higher commodity costs and higher selling and distribution costs. These costs were partially offset by the impact of more-favorable settlements of promotional spending accruals in the current year and certain insurance adjustments, which collectively contributed 5 percentage points to the reported operating profit increase.

24 Weeks

Volume increased 4%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, as well as incremental volume related to our DPSG manufacturing and distribution agreement, each of which contributed 2 percentage points to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, decreased slightly, as a 3% decline in CSD volume was almost entirely offset by a 4% increase in non-carbonated beverage volume. The non-carbonated beverage volume performance primarily reflected a double-digit increase in Gatorade sports drinks.

Net revenue increased 22%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed 1 percentage point to net revenue growth.

Reported operating profit increased 50%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit decreased 1%, mainly driven by higher commodity costs and higher selling and distribution costs, partially offset by the incremental profit related to our acquisitions of PBG and PAS. Operating profit performance also benefited from the impact of more-favorable settlements of promotional spending accruals in the current year and certain insurance adjustments, which collectively contributed nearly 5 percentage points to the reported operating profit growth.

Europe

	12 Weeks Ended		%	24 Weeks Ended		%
	6/11/11	6/12/10	Change	6/11/11	6/12/10	Change
Net revenue	$3,794	$2,498	52	$5,420	$3,542	53

Impact of foreign currency translation			(7)			(4)

Net revenue growth, on a constant currency basis*			45			49

Operating profit	$407	$276	47	$470	$394	19
Merger and integration charges	14	28		6	29
Inventory fair value adjustments	–	40		25	40

Operating profit excluding above items*	$421	$344	23	$501	$463	8

Impact of foreign currency translation			(7)			(5)

Operating profit growth excluding above items, on a constant currency basis*			16			4 **

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Snacks volume grew 40%, primarily reflecting our acquisition of WBD, which contributed 35 percentage points to the volume growth. Double-digit increases in Turkey and South Africa, and a high-single-digit increase in Russia (ex-WBD), were partially offset by a low-single-digit decline at Walkers in the United Kingdom and a mid-single-digit decline in Spain.

Beverage volume increased 27%, primarily reflecting our acquisition of WBD, which contributed 22 percentage points to the volume growth. Double-digit increases in Germany and Turkey were partially offset by a high-single-digit decline in the Ukraine. Additionally, Russia (ex-WBD) and the United Kingdom each grew at a low-single-digit rate.

Net revenue grew 52%, primarily reflecting our acquisition of WBD, which contributed 33 percentage points to net revenue growth. Effective net pricing and the volume gains also drove net revenue growth. Favorable foreign currency contributed 7 percentage points to net revenue growth.

Reported operating profit increased 47%, primarily reflecting the net revenue growth, offset by higher commodity costs and increased investments in strategic markets. The accelerated timing of concentrate shipments in connection with our global SAP implementation and the impact of more-favorable settlements of promotional spending accruals in the current year each contributed 6 percentage points to operating profit growth. Our acquisition of WBD contributed 17 percentage points to the reported operating profit growth and reflected net charges of $4 million included in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability in the above table, operating profit increased 23%. Favorable foreign currency increased operating profit performance by 7 percentage points.

24 Weeks

Snacks volume grew 34%, primarily reflecting our acquisition of WBD, which contributed 29 percentage points to the volume growth. Double-digit growth in Turkey, South Africa and Russia (ex-WBD) was partially offset by a mid-single-digit decline in Spain. Additionally, Walkers in the United Kingdom was up slightly.

Beverage volume increased 27%, primarily reflecting our acquisition of WBD, which contributed 20 percentage points to the volume growth, and incremental brands related to our acquisitions of PBG and PAS, which contributed nearly 2 percentage points to the volume growth. Double-digit increases in Turkey and Germany were partially offset by a mid-single-digit decline in the Ukraine. Additionally, Russia (ex-WBD) grew at a mid-single-digit rate and the United Kingdom grew at a low-single-digit rate.

Net revenue grew 53%, primarily reflecting our acquisition of WBD, which contributed 30 percentage points to net revenue growth, and the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed over 4 percentage points to net revenue growth.

Reported operating profit increased 19%, primarily reflecting the net revenue growth, offset by higher commodity costs and increased investments in strategic markets. The accelerated concentrate shipments and the impact of more-favorable settlements of promotional spending accruals in the current year each contributed over 4 percentage points to operating profit growth. Our acquisition of WBD contributed 12 percentage points to the reported operating profit growth and reflected net charges of $15 million included in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability in the above table, operating profit increased 8%. Favorable foreign currency increased operating profit performance by nearly 5 percentage points.

Asia, Middle East & Africa

	12 Weeks Ended		%	24 Weeks Ended		%
	6/11/11	6/12/10	Change	6/11/11	6/12/10	Change
Net revenue	$1,923	$1,643	17	$3,051	$2,672	14

Impact of foreign currency			(2)			(2)

Net revenue growth, on a constant currency basis*			15			12

Operating profit	$299	$267	12	$445	$422	5

Impact of foreign currency translation			(2)			(2.5)

Operating profit growth, on a constant currency basis*			10			3 **

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Snacks volume grew 15%, reflecting broad-based increases driven by double-digit growth in the Middle East, India and China, partially offset by a low-single-digit decline in Australia.

Beverage volume grew 6%, reflecting broad-based increases driven by double-digit growth in India and China, partially offset by a double-digit decline in Thailand. Additionally, the Middle East grew at a mid-single-digit rate.

Net revenue grew 17%, primarily reflecting the volume growth, as well as the accelerated timing of concentrate shipments in connection with our global SAP implementation, which contributed nearly 2 percentage points to net revenue growth. Foreign currency contributed over 2 percentage points to net revenue growth.

Operating profit grew 12%, reflecting the net revenue growth, as well as the accelerated concentrate shipments, which contributed 8 percentage points to operating profit growth, and the recovery of a previously written-off receivable, which contributed 3 percentage points to operating profit growth, partially offset by higher commodity costs. Favorable foreign currency contributed over 2 percentage points to operating profit growth.

24 Weeks

Snacks volume grew 14%, reflecting broad-based increases driven by double-digit growth in India, the Middle East and China, partially offset by a low-single-digit decline in Australia. Acquisitions had a nominal impact on snacks volume growth.

Beverage volume grew 6%, driven by double-digit growth in India and high-single-digit growth in China, partially offset by a high-single-digit decline in Thailand. Additionally, the Middle East grew at a mid-single-digit rate. Acquisitions had a nominal impact on beverage volume growth.

Net revenue grew 14%, primarily reflecting the volume growth and effective net pricing. Foreign currency contributed over 2 percentage points to net revenue growth. Acquisitions had a nominal impact on net revenue growth.

Operating profit grew 5%, reflecting the net revenue growth, as well as the accelerated concentrate shipments and the recovery of a previously written-off receivable, which each contributed 5 percentage points to the operating profit growth, partially offset by higher commodity costs. Favorable foreign currency contributed 2.5 percentage points to operating profit growth and acquisitions reduced operating profit growth by nearly 1 percentage point.

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

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of June 11, 2011, our operations in Venezuela comprised 9% of our cash and cash equivalents balance.

Operating Activities

During the 24 weeks in 2011, net cash provided by operating activities was $2.4 billion, compared to net cash provided of $2.4 billion in the prior year period. The operating cash flow performance primarily reflects unfavorable working capital comparisons to the prior year, offset by the overlap of a $0.6 billion discretionary pension contribution in the prior year.

Investing Activities

During the 24 weeks, net cash used for investing activities was $3.9 billion, primarily reflecting $2.4 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisition of WBD. Additionally, we used $1.2 billion for net capital spending in the current year.

Financing Activities

During the 24 weeks, net cash used for financing activities was $1.7 billion, primarily reflecting the return of operating cash flow to our shareholders through share repurchases and dividend payments of $2.3 billion and our purchase of an additional $1.3 billion of WBD ordinary shares (including shares underlying ADSs), partially offset by net proceeds from long-term debt of $1.5 billion and stock option proceeds of $0.7 billion. We anticipate share repurchases of approximately $2.5 billion in 2011.

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

	24 Weeks Ended
	6/11/11	6/12/10
Net cash provided by operating activities	$2,353	$2,442
Capital spending	(1,231)	(968)
Sales of property, plant and equipment	34	37

Management operating cash flow	1,156	1,511
Discretionary pension contribution (after-tax)	–	384
Payments related to 2009 restructuring charges	1	28
Merger and integration payments (after-tax)	158	184
Foundation contribution (after-tax)	–	64
Capital investments related to the PBG/PAS integration	50	–

Management operating cash flow excluding above items	$1,365	$2,171

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 11, 2011, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 11, 2011 and June 12, 2010, and the Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 11, 2011 and June 12, 2010. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 25, 2010, and the related Consolidated Statements of Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 18, 2011, except for notes 1, 3 and 4, which are as of March 31, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 25, 2010, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
July 21, 2011

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

During our second fiscal quarter of 2011, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

On May 8, 2011, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest), the regional Hungarian governmental authority, notified our subsidiary, Fovarosi Asvanyviz- es Uditoipari Zrt., that it assessed monetary sanctions of approximately $220,000 for alleged violation of applicable wastewater discharge standards in 2010. Fovarosi Asvanyviz- es Uditoipari Zrt. appealed this decision, and the appeal is pending.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the second quarter under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010, and expiring on June 30, 2013, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions, other than 68,900 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/19/11				$13,123
3/20/10 – 4/16/11	2.1	$65.18	2.1	(137)

				12,986
4/17/11 – 5/14/11	1.0	$67.66	1.0	(70)

				12,916
5/15/11 – 6/11/11	2.8	$69.53	2.8	(191)

Total	5.9	$67.65	5.9	$12,725

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/19/11
3/20/11 – 4/16/11	2,600	$330.87	N/A	N/A
4/17/11 – 5/14/11	1,800	$347.52	N/A	N/A
5/14/11 – 6/11/11	2,300	$342.71	N/A	N/A

Total	6,700	$339.41	N/A	N/A

ITEM 4. (Removed and Reserved).

ITEM 6. Exhibits

See Index to Exhibits on page 54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: July 21, 2011	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date: July 21, 2011	/s/ Thomas H. Tamoney, Jr.
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

Exhibit 2.3

Purchase Agreement dated as of December 1, 2010 among PepsiCo, Inc., Pepsi-Cola (Bermuda) Limited, Gavril A. Yushvaev, David Iakobachvili, Mikhail V. Dubinin, Sergei A. Plastinin, Alexander S. Orlov, Mikhail I. Vishnaykov, Aladaro Limited, Tony D. Maher, Dmitry Ivanov, Wimm Bill Dann Finance Cyprus Ltd. and Wimm-Bill-Dann Finance Co. Ltd. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.1 to PepsiCo’s Current Report on Form 8-K dated December 1, 2010.

Exhibit 3.1

Articles of Incorporation of PepsiCo, Inc., as amended and restated, effective as of May 9, 2011, which are incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated May 3, 2011.

Exhibit 3.2	By-laws of PepsiCo, Inc., as amended, effective as of July 14, 2011, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K dated July 14, 2011.

Exhibit 4.1	Form of Floating Rate Note due 2013, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated May 3, 2011.

Exhibit 4.2	Form of 2.500% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K dated May 3, 2011.

Exhibit 4.3

Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the Floating Rate Notes due 2013 and the 2.500% Senior Notes due 2016, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K dated May 3, 2011.

Exhibit 10.1

U.S. $2,875,000,000 Four-Year Credit Agreement, dated as of June 14, 2011, among PepsiCo, Inc., as Borrower, the lenders named therein, and Citibank, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated June 14, 2011.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 24

Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Peter A. Bridgman, Shona L. Brown, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter and Daniel Vasella, which is incorporated herein by reference to Exhibit 24 to PepsiCo’s Current Report on Form 8-K dated May 3, 2010.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) notes to the condensed consolidated financial statements.