Form 10-Q
period 2011-09-03
PEPSICO INC
filed 2011-10-12
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2011 (36 weeks)

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

Number of shares of Common Stock outstanding as of October 5, 2011: 1,563,410,224

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/3/11	9/4/10	9/3/11	9/4/10
Net Revenue	$17,582	$15,514	$46,346	$39,683

Cost of sales	8,452	7,008	21,862	18,216
Selling, general and administrative expenses	6,186	5,676	16,995	15,288
Amortization of intangible assets	38	30	103	78

Operating Profit	2,906	2,800	7,386	6,101

Bottling equity income	–	10	–	728
Interest expense	(205)	(169)	(584)	(495)
Interest income and other	(4)	18	33	26

Income before income taxes	2,697	2,659	6,835	6,360

Provision for income taxes	686	729	1,775	1,383

Net income	2,011	1,930	5,060	4,977

Less: Net income attributable to noncontrolling interests	11	8	32	22

Net Income Attributable to PepsiCo	$2,000	$1,922	$5,028	$4,955

Net Income Attributable to PepsiCo per Common Share
Basic	$1.27	$1.21	$3.18	$3.11
Diluted	$1.25	$1.19	$3.14	$3.06

Cash dividends declared per common share	$0.515	$0.48	$1.51	$1.41

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	36 Weeks Ended
	9/3/11	9/4/10
Operating Activities
Net income	$5,060	$4,977
Depreciation and amortization	1,877	1,580
Stock-based compensation expense	222	191
Cash payments for restructuring charges	(1)	(29)
Merger and integration costs	174	545
Cash payments for merger and integration costs	(293)	(272)
Gain on previously held equity interests in The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS)	–	(958)
Asset write-off	–	145
Non-cash foreign exchange loss related to Venezuela devaluation	–	120
Excess tax benefits from share-based payment arrangements	(56)	(73)
Pension and retiree medical plan contributions	(185)	(1,350)
Pension and retiree medical plan expenses	389	310
Bottling equity income, net of dividends	–	37
Deferred income taxes and other tax charges and credits	132	291
Change in accounts and notes receivable	(1,643)	(1,287)
Change in inventories	(466)	224
Change in prepaid expenses and other current assets	(54)	(14)
Change in accounts payable and other current liabilities	142	762
Change in income taxes payable	936	787
Other, net	(400)	(198)

Net Cash Provided by Operating Activities	5,834	5,788

Investing Activities
Capital spending	(1,962)	(1,670)
Sales of property, plant and equipment	46	55
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	–	(2,833)
Acquisition of manufacturing and distribution rights from Dr Pepper Snapple Group, Inc. (DPSG)	–	(900)
Acquisition of Wimm-Bill-Dann Foods OJSC (WBD), net of cash and cash equivalents acquired	(2,428)	–
Investment in WBD	(164)	–
Other acquisitions and investments in noncontrolled affiliates	(160)	(36)
Divestitures	10	–
Cash restricted for pending acquisitions	–	(8)
Short-term investments, by original maturity
More than three months – purchases	–	(8)
More than three months – maturities	14	21
Three months or less, net	(48)	(53)
Other investing, net	(3)	(12)

Net Cash Used for Investing Activities	(4,695)	(5,444)

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions, unaudited)

	36 Weeks Ended
	9/3/11	9/4/10
Financing Activities
Proceeds from issuances of long-term debt	$3,000	$4,215
Payments of long-term debt	(1,596)	(73)
Debt repurchase	(771)	–
Short-term borrowings, by original maturity
More than three months – proceeds	224	55
More than three months – payments	(274)	(27)
Three months or less, net	106	3,351
Cash dividends paid	(2,349)	(2,218)
Share repurchases – common	(1,929)	(4,418)
Share repurchases – preferred	(5)	(3)
Proceeds from exercises of stock options	724	700
Excess tax benefits from share-based payment arrangements	56	73
Acquisition of noncontrolling interests	(1,327)	(159)
Other financing	(2)	(6)

Net Cash (Used for)/Provided by Financing Activities	(4,143)	1,490

Effect of exchange rate changes on cash and cash equivalents	144	(200)
Net (Decrease)/Increase in Cash and Cash Equivalents	(2,860)	1,634
Cash and Cash Equivalents, Beginning of Year	5,943	3,943

Cash and Cash Equivalents, End of Period	$3,083	$5,577

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	–	$4,451

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	9/3/11	12/25/10
Assets
Current Assets
Cash and cash equivalents	$3,083	$5,943

Short-term investments	452	426

Accounts and notes receivable, less allowance: 9/11 – $147, 12/10 – $144	8,330	6,323

Inventories
Raw materials	2,152	1,654
Work-in-process	237	128
Finished goods	1,816	1,590

	4,205	3,372

Prepaid expenses and other current assets	1,764	1,505

Total Current Assets	17,834	17,569

Property, Plant and Equipment	36,262	33,041
Accumulated Depreciation	(15,525)	(13,983)

	20,737	19,058

Amortizable Intangible Assets, net	2,426	2,025

Goodwill	16,272	14,661
Other Nonamortizable Intangible Assets	15,433	11,783

Nonamortizable Intangible Assets	31,705	26,444

Investments in Noncontrolled Affiliates	1,500	1,368
Other Assets	1,176	1,689

Total Assets	$75,378	$68,153

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	9/3/11	12/25/10
Liabilities and Equity
Current Liabilities
Short-term obligations	$5,070	$4,898
Accounts payable and other current liabilities	11,524	10,923
Income taxes payable	971	71

Total Current Liabilities	17,565	15,892

Long-term Debt Obligations	21,781	19,999

Other Liabilities	6,859	6,729

Deferred Income Taxes	5,170	4,057

Total Liabilities	51,375	46,677

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(155)	(150)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 9/11 and 12/10 – 1,865 shares	31	31
Capital in excess of par value	4,406	4,527
Retained earnings	39,714	37,090
Accumulated other comprehensive loss	(2,800)	(3,630)
Less: repurchased common stock, at cost: 9/11 – 297 shares, 12/10 – 284 shares	(17,660)	(16,745)

Total PepsiCo Common Shareholders’ Equity	23,691	21,273

Noncontrolling interests	426	312

Total Equity	24,003	21,476

Total Liabilities and Equity	$75,378	$68,153

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	36 Weeks Ended
	9/3/11		9/4/10
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(150)	(0.6)	(145)
Redemptions	(–)	(5)	(–)	(3)

Balance, end of period	(0.6)	(155)	(0.6)	(148)

Common Stock
Balance, beginning of year	1,865	31	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	–	–	83	1

Balance, end of period	1,865	31	1,865	31

Capital in Excess of Par Value
Balance, beginning of year		4,527		250
Stock-based compensation expense		222		191
Stock option exercises/RSUs converted(a)		(303)		(399)
Withholding tax on RSUs converted		(54)		(57)
Equity issued in connection with our acquisitions of PBG and PAS		–		4,451
Other		14		99

Balance, end of period		4,406		4,535

Retained Earnings
Balance, beginning of year		37,090		33,805
Net income attributable to PepsiCo		5,028		4,955
Cash dividends declared – common		(2,388)		(2,270)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(15)		(9)
Other		–		7

Balance, end of period		39,714		36,487

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,630)		(3,794)
Currency translation adjustment		870		(291)
Cash flow hedges, net of tax:
Net derivative losses		(63)		(123)
Reclassification of net losses to net income		11		39
Pension and retiree medical, net of tax:
Reclassification of losses to net income		49		210
Remeasurement of net liabilities		–		(406)
Unrealized (losses)/gains on securities, net of tax		(20)		7
Other		(17)		–

Balance, end of period		(2,800)		(4,358)

Repurchased Common Stock
Balance, beginning of year	(284)	(16,745)	(217)	(13,383)
Share repurchases	(30)	(1,970)	(68)	(4,418)
Stock option exercises	15	948	17	1,029
Other	2	107	(15)	122

Balance, end of period	(297)	(17,660)	(283)	(16,650)

Total Common Shareholders’ Equity		23,691		20,045

Noncontrolling Interests
Balance, beginning of year		312		638
Net income attributable to noncontrolling interests		32		22
Contributions from/(distributions to) noncontrolling interests, net		13		(347)
Currency translation adjustment		69		(14)
Other, net		–		(1)

Balance, end of period		426		298

Total Equity		$24,003		$20,236

(a)	Includes total tax benefits of $35 million in 2011 and $50 million in 2010.

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/3/11	9/4/10	9/3/11	9/4/10
Net Income	$2,011	$1,930	$5,060	$4,977
Other Comprehensive (Loss)/Income
Currency translation adjustment	(515)	290	939	(305)
Cash flow hedges, net of tax:
Net derivative losses	(46)	(37)	(63)	(123)
Reclassification of net losses to net income	4	16	11	39
Pension and retiree medical, net of tax:
Reclassification of losses/(gains) to net income	26	(1)	49	210
Remeasurement of net liabilities	–	(406)	–	(406)
Unrealized (losses)/gains on securities, net of tax	(18)	6	(20)	7
Other	–	–	(17)	–

	(549)	(132)	899	(578)

Comprehensive Income	1,462	1,798	5,959	4,399
Comprehensive income attributable to noncontrolling interests	(8)	(8)	(101)	(8)

Comprehensive Income Attributable to PepsiCo	$1,454	$1,790	$5,858	$4,391

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of September 3, 2011 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 3, 2011 and September 4, 2010, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 3, 2011 and September 4, 2010 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and in our Current Report on Form 8-K dated March 31, 2011. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the full year.

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

Our Divisions

We are organized into four business units, as follows:

1.	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes PepsiCo Beverages Americas and Pepsi Beverages Company;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		36 Weeks Ended
	9/3/11	9/4/10	9/3/11	9/4/10
Net Revenue
FLNA	$3,173	$3,050	$9,167	$8,906
QFNA	614	601	1,837	1,866
LAF	1,841	1,542	4,757	4,063
PAB	5,947	5,792	16,107	14,105
Europe(a)	3,909	2,848	9,329	6,390
AMEA	2,098	1,681	5,149	4,353

	$17,582	$15,514	$46,346	$39,683

	12 Weeks Ended		36 Weeks Ended
	9/3/11	9/4/10	9/3/11	9/4/10
Operating Profit
FLNA	$918	$866	$2,545	$2,394
QFNA	177	167	558	521
LAF	275	238	720	616
PAB	992	1,017	2,533	2,042
Europe	514	432	984	826
AMEA	285	235	730	657

Total division	3,161	2,955	8,070	7,056
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	(53)	16	(31)	58
Merger and integration costs	(10)	(16)	(64)	(128)
Venezuela currency devaluation	–	–	–	(129)
Asset write-off	–	–	–	(145)
Foundation contribution	–	–	–	(100)
Other	(192)	(155)	(589)	(511)

	$2,906	$2,800	$7,386	$6,101

	Total Assets
	9/3/11	12/25/10
FLNA	$6,185	$6,027
QFNA	1,242	1,217
LAF	4,288	4,053
PAB	32,641	31,622
Europe(a)	21,180	13,032
AMEA	6,163	5,569

Total division	71,699	61,520
Corporate(b)	3,679	6,394
Investments in bottling affiliates	–	239

	$75,378	$68,153

(a)	Change in 2011 relates primarily to our acquisition of WBD.

(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

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

The following table presents unaudited consolidated pro forma financial information as if the closing of our acquisitions of PBG and PAS had occurred on December 27, 2009 for purposes of the financial information presented for the 36 weeks ended September 4, 2010.

(unaudited) 36 Weeks Ended
9/4/10
Net Revenue	$41,427
Net Income Attributable to PepsiCo	$4,491
Net Income Attributable to PepsiCo per Common Share – Diluted	$2.75

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

WBD

On February 3, 2011, we acquired the ordinary shares, including shares underlying American Depositary Shares (ADSs) and Global Depositary Shares (GDSs), of WBD, a company incorporated in the Russian Federation, which represented in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion in cash. The acquisition of those shares increased our total ownership to approximately 77%, giving us a controlling interest in WBD. Under the guidance on accounting for business combinations, once a controlling interest is obtained, we are required to recognize and measure 100% of the identifiable assets acquired, liabilities assumed and noncontrolling interests at their full fair values. As a result, the total consideration transferred was approximately $5.8 billion, which included the $3.8 billion of cash (or $2.4 billion, net of cash and cash equivalents acquired), the fair value of our previously held equity interest in WBD of $0.7 billion and the fair value of the remaining noncontrolling interests in WBD of $1.3 billion. The preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed in WBD as of the acquisition date include goodwill and other intangible assets of $4.9 billion; property, plant and equipment of $1.3 billion; debt obligations of $1.1 billion; and other net assets of $0.7 billion, all of which are recorded in our Europe segment. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible but no later than by the end of 2011.

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

On June 30, 2011, we elected to exercise our squeeze-out rights under Russian law with respect to all remaining WBD ordinary shares not already owned by us. Therefore, under Russian law, all remaining WBD shareholders were required to sell their ordinary shares (including those underlying ADSs) to us at the same price that was offered to WBD shareholders in the Russian tender offer. Accordingly, all registered holders of ordinary shares on August 15, 2011 (including the ADS depository) received 3,883.70 Russian rubles per ordinary share. After completion of the squeeze-out in September 2011 (during our fourth quarter), we paid approximately $79 million for WBD’s ordinary shares (including shares underlying ADSs) and increased our total ownership to 100% of WBD.

Intangible Assets

	9/3/11	12/25/10
Amortizable intangible assets, net
Acquired franchise rights	$967	$949
Reacquired franchise rights	110	110
Brands	1,538	1,463
Other identifiable intangibles	1,159	747

	3,774	3,269
Accumulated amortization	(1,348)	(1,244)

	$2,426	$2,025

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/25/10	Acquisitions	Translation and Other	Balance 9/3/11
FLNA
Goodwill	$313	$–	$4	$317
Brands	31	–	1	32

	344	–	5	349

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	497	18	9	524
Brands	143	–	3	146

	640	18	12	670

PAB
Goodwill	9,946	57	9	10,012
Reacquired franchise rights	7,283	79	25	7,387
Acquired franchise rights	1,565	–	2	1,567
Brands	182	11	3	196
Other	10	–	–	10

	18,986	147	39	19,172

Europe (a)
Goodwill	3,040	1,240	240	4,520
Reacquired franchise rights	793	–	36	829
Acquired franchise rights	227	–	20	247
Brands	1,380	3,300	162	4,842

	5,440	4,540	458	10,438

AMEA
Goodwill	690	–	34	724
Brands	169	–	8	177

	859	–	42	901

Total goodwill	14,661	1,315	296	16,272
Total reacquired franchise rights	8,076	79	61	8,216
Total acquired franchise rights	1,792	–	22	1,814
Total brands	1,905	3,311	177	5,393
Total other	10	–	–	10

	$26,444	$4,705	$556	$31,705

(a)	Net increases in 2011 relate primarily to our acquisition of WBD.

Stock-Based Compensation

For the 12 weeks ended September 3, 2011, we recognized stock-based compensation expense of $77 million ($76 million recorded as stock-based compensation expense and $1 million included in merger and integration charges). For the 36 weeks ended September 3, 2011, we recognized stock-based compensation expense of $232 million ($222 million recorded as stock-based compensation expense and $10 million included in merger and integration charges). For the 12 weeks ended September 4, 2010, we recognized stock-based compensation expense of $77 million ($72 million recorded as stock-based compensation expense and $5 million included in merger and integration charges). For the 36 weeks ended September 4, 2010, we recognized stock-based compensation expense of $236 million ($191 million recorded as stock-based compensation expense and $45 million included in merger and integration charges).

For the 12 weeks ended September 3, 2011, our grants of stock options and restricted stock units (RSU) were nominal. For the 36 weeks ended September 3, 2011, we granted 6.8 million stock options at a weighted-average grant price of $64.28 and 5.2 million RSUs at a weighted-average grant price of $63.88, under the terms of our 2007 Long-Term Incentive Plan. For the 12 weeks ended September 4, 2010, our grants of stock options and RSUs were nominal. For the 36 weeks ended September 4, 2010, we granted 12.2 million stock options and 4.7 million RSUs at weighted-average grant prices of $66.50 and $66.46, respectively, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/3/11	9/4/10
Expected life	6 yrs.	5 yrs.
Risk free interest rate	2.5%	2.3%
Expected volatility(a)	16%	17%
Expected dividend yield	2.9%	2.8%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/3/11	9/4/10	9/3/11	9/4/10	9/3/11	9/4/10
	U.S.		International
Service cost	$80	$73	$22	$19	$12	$13
Interest cost	127	123	28	26	20	22
Expected return on plan assets	(163)	(158)	(32)	(31)	(3)	–
Amortization of prior service cost/(benefit)	3	3	1	1	(6)	(5)
Amortization of experience loss	34	30	10	6	2	2

	81	71	29	21	25	32
Settlement/Curtailment gain	–	–	–	–	–	(62)

Total expense	$81	$71	$29	$21	$25	$(30)

	36 Weeks Ended
	Pension				Retiree Medical
	9/3/11	9/4/10	9/3/11	9/4/10	9/3/11	9/4/10
	U.S.		International
Service cost	$242	$203	$62	$52	$35	$39
Interest cost	379	341	77	70	61	65
Expected return on plan assets	(487)	(433)	(89)	(84)	(10)	–
Amortization of prior service cost/(benefit)	10	8	2	2	(19)	(13)
Amortization of experience loss	101	80	26	16	8	4

	245	199	78	56	75	95

Settlement/Curtailment gain	(9)	(2)	–	–	–	(62)
Special termination benefits	10	23	–	–	1	1

Total expense	$246	$220	$78	$56	$76	$34

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	9/3/11	12/25/10
Balance, beginning of year	$2,022	$1,731
Additions for tax positions related to the current year	143	204
Additions for tax positions from prior years	74	517
Reductions for tax positions from prior years	(66)	(391)
Settlement payments	(87)	(30)
Statute of limitations expiration	(3)	(7)
Translation and other	1	(2)

Balance, end of period	$2,084	$2,022

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/3/11		9/4/10
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$2,000		$1,922
Preferred shares:
Dividends	–		–
Redemption premium	(1)		–

Net income available for PepsiCo common shareholders	$1,999	1,578	$1,922	1,588

Basic net income attributable to PepsiCo per common share	$1.27		$1.21

Net income available for PepsiCo common shareholders	$1,999	1,578	$1,922	1,588
Dilutive securities:
Stock options and RSUs(b)	–	20	–	23
ESOP convertible preferred stock	1	1	–	1

Diluted	$2,000	1,599	$1,922	1,612

Diluted net income attributable to PepsiCo per common share	$1.25		$1.19

	36 Weeks Ended
	9/3/11		9/4/10
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$5,028		$4,955
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(2)

Net income available for PepsiCo common shareholders	$5,023	1,581	$4,952	1,593

Basic net income attributable to PepsiCo per common share	$3.18		$3.11

Net income available for PepsiCo common shareholders	$5,023	1,581	$4,952	1,593
Dilutive securities:
Stock options and RSUs(b)	–	21	–	24
ESOP convertible preferred stock	5	1	3	1

Diluted	$5,028	1,603	$4,955	1,618

Diluted net income attributable to PepsiCo per common share	$3.14		$3.06

(a)	Weighted-average common shares outstanding (in millions).

(b)

Options to purchase 22.1 million and 21.2 million shares, respectively, for the 12 and 36 weeks in 2011 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $67.67 and $67.46, respectively. Options to purchase 31.9 million and 25.1 million shares, respectively, for the 12 and 36 weeks in 2010 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 36 weeks in 2010 had average exercise prices of $66.85 and $67.13, respectively.

Debt Obligations and Commitments

In the second quarter of 2011, we issued $750 million of floating rate notes maturing in 2013, which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 8 basis points, and $1.0 billion of 2.500% senior notes maturing in 2016. The net proceeds from the issuance of these notes were used for general corporate purposes.

In the third quarter of 2011, we issued $500 million of 0.800% senior notes maturing in 2014 and $750 million of 3.000% senior notes maturing in 2021. The net proceeds from the issuance of these notes will be used for general corporate purposes.

In the third quarter of 2011, we entered into a new four-year unsecured revolving credit agreement (Four-Year Credit Agreement) which expires in June 2015. Effective August 8, 2011, commitments under this agreement were increased to enable us to borrow up to $2.925 billion, subject to customary terms and conditions. We may request to increase the commitments under this agreement to up to $3.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.

Also, in the third quarter of 2011, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires in June 2012. Effective August 8, 2011, commitments under this agreement were increased to enable us to borrow up to $2.925 billion, subject to customary terms and conditions. We may request to increase the commitments under this agreement to up to $3.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2013.

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

In the third quarter of 2011, we paid $784 million in a cash tender offer to repurchase $766 million (aggregate principal amount) of certain WBD debt obligations. As a result of this debt repurchase, we recorded a $16 million charge to interest expense in the third quarter, primarily representing the premium paid in the tender offer.

As of September 3, 2011, we had $2.8 billion of commercial paper outstanding.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	2016 and beyond
Long-term debt obligations(b)	$21,226	$–	$4,043	$4,866	$12,317
Interest on debt obligations(c)	7,538	244	1,564	1,161	4,569
Operating leases	1,942	154	755	435	598
Purchasing commitments	3,198	567	2,089	451	91
Marketing commitments	2,501	53	573	539	1,336

	$36,405	$1,018	$9,024	$7,452	$18,911

(a)

Reflects non-cancelable commitments as of September 3, 2011 based on foreign exchange rates in effect on that date and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)	Excludes $1.5 billion related to current maturities of long-term debt, as well as $555 million related to the fair value step-up of debt acquired in connection with our acquisitions of PBG and PAS.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of September 3, 2011.

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

Merger and Integration Charges

In the 12 weeks ended September 3, 2011, we incurred merger and integration charges of $61 million ($53 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $24 million recorded in the PAB segment, $11 million recorded in the Europe segment, $10 million recorded in corporate unallocated expenses and $16 million recorded in interest expense. In the 36 weeks ended September 3, 2011, we incurred merger and integration charges of $174 million ($147 million after-tax or $0.09 per share) related to our acquisitions of PBG, PAS and WBD, including $77 million recorded in the PAB segment, $17 million recorded in the Europe segment, $64 million recorded in corporate unallocated expenses and $16 million recorded in interest expense. All of these net charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. These charges also include closing costs and advisory fees related to our acquisition of WBD. Substantially all cash payments related to the above charges are expected to be paid by the end of 2011.

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

A summary of our merger and integration activity in 2011 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 25, 2010	$179	$25	$204
2011 merger and integration charges	54	120	174
Cash payments	(148)	(145)	(293)
Non-cash charges	(20)	7	(13)

Liability as of September 3, 2011	$65	$7	$72

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange risks, and

•	interest rates.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, primarily with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, fuel and natural gas. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $2 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $586 million as of September 3, 2011 and $577 million as of September 4, 2010. These contracts resulted in net unrealized gains of $11 million as of September 3, 2011 and $7 million as of September 4, 2010.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $537 million as of September 3, 2011 and $254 million as of September 4, 2010. These contracts resulted in net losses of $6 million as of September 3, 2011 and $3 million as of September 4, 2010.

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

Our foreign currency derivatives had a total face value of $2.5 billion as of September 3, 2011 and $1.4 billion as of September 4, 2010. The contracts that qualify for hedge accounting resulted in net unrealized losses of $11 million as of September 3, 2011 and $5 million as of September 4, 2010. During the next 12 months, we expect to reclassify net losses of $10 million related to these hedges from accumulated other comprehensive loss into net income. The contracts that do not qualify for hedge accounting resulted in net losses of $14 million as of September 3, 2011 and a net gain of $1 million as of September 4, 2010. All losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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

The notional amounts of the interest rate derivative instruments outstanding as of September 3, 2011 and September 4, 2010 were $8.9 billion and $9.2 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $16 million related to these hedges from accumulated other comprehensive loss into net income.

As of September 3, 2011, approximately 40% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 43% as of December 25, 2010.

Fair Value Measurements

The fair values of our financial assets and liabilities as of September 3, 2011 and September 4, 2010 are categorized as follows:

	2011		2010
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$61	$–	$88	$–
Short-term investments – index funds(c)	$159	$–	$147	$–
Deferred compensation(d)	$–	$519	$–	$553

Derivatives designated as hedging instruments:
Forward exchange contracts(e)	$12	$23	$19	$24
Interest rate derivatives(f)	428	56	402	91
Commodity contracts – other(g)	27	16	45	12
Commodity contracts – futures(h)	1	1	1	27

	$468	$96	$467	$154

Derivatives not designated as hedging instruments:
Forward exchange contracts(e)	$5	$19	$6	$5
Interest rate derivatives(f)	104	140	56	97
Commodity contracts – other(g)	24	29	6	8
Commodity contracts – futures(h)	–	1	–	1
Prepaid forward contracts(i)	38	–	48	–

	$171	$189	$116	$111

Total derivatives at fair value	$639	$285	$583	$265

Total	$859	$804	$818	$818

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

(d)

Based on the fair value of investments corresponding to employees’ investment elections. As of September 3, 2011 and September 4, 2010, $43 million and $147 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(e)	Based on observable market transactions of spot and forward rates.

(f)	Based on LIBOR and recently reported transactions in the marketplace.

(g)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(h)	Based on average prices on futures exchanges. Categorized as a Level 1 asset or liability.

(i)	Based primarily on the price of our common stock.

The fair value of our debt obligations as of September 3, 2011 was $29.4 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax losses/(gains) on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss			Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/3/11	9/4/10	9/3/11		9/4/10	9/3/11	9/4/10

Forward exchange contracts	$7	$5	$(9)		$17	$9	$10
Interest rate derivatives	(84)	(135)	42		62	4	–
Prepaid forward contracts	3	(2)	–		–	–	–
Commodity contracts	29	(15)	40		(32)	(12)	12

Total	$(45)	$(147)	$73		$47	$1	$22

	36 Weeks Ended
	Fair Value/Non- designated Hedges			Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)			Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/3/11		9/4/10	9/3/11	9/4/10	9/3/11	9/4/10

Forward exchange contracts	$8		$–	$28	$9	$30	$32
Interest rate derivatives	(162)		(195)	71	98	10	–
Prepaid forward contracts	1		(4)	–	–	–	–
Commodity contracts	(17)		(58)	(15)	26	(37)	28

Total	$(170)		$(257)	$84	$133	$3	$60

(a)	Interest rate gains/losses are included in interest expense in our income statement. All other gains/losses are included in corporate unallocated expenses.

(b)	Interest rate losses are included in interest expense in our income statement. All other gains/losses are included in cost of sales in our income statement.

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

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted. We have reviewed our level of participation in multiemployer plans and determined that the impact of adopting this guidance is not material to our financial statements.

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

Our operations outside of the United States generated approximately 50% of our net revenue in the 36 weeks ended September 3, 2011. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During the 12 weeks ended September 3, 2011, favorable foreign currency increased net revenue growth by 3.5 percentage points, primarily due to appreciation of the euro, Mexican peso, Russian ruble and Canadian dollar. During the 36 weeks ended September 3, 2011, favorable foreign currency increased net revenue growth by nearly 3 percentage points, primarily due to appreciation of the euro, Mexican peso, Canadian dollar and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.

See Financial Instruments in the notes to the condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of September 3, 2011 and September 4, 2010. Cautionary statements included in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks included in Exhibit 99.1 to our Current Report on Form 8-K dated March 31, 2011, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended			36 Weeks Ended
	9/3/11		9/4/10	9/3/11	9/4/10
Operating profit
Mark-to-market net (losses)/gains		$(53)	$16	$(31)	$58
Merger and integration charges		$(45)	$(69)	$(158)	$(506)
Inventory fair value adjustments		$(3)	$(17)	$(41)	$(374)
Venezuela currency devaluation		$–	$–	$–	$(120)
Asset write-off		$–	$–	$–	$(145)
Foundation contribution		$–	$–	$–	$(100)
Bottling equity income
Gain on previously held equity interests		$–	$–	$–	$735
Merger and integration charges		$–	$–	$–	$(9)
Interest expense
Merger and integration charges		$(16)	$–	$(16)	$(30)
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains		$(34)	$10	$(20)	$36
Gain on previously held equity interests		$–	$–	$–	$958
Merger and integration charges		$(53)	$(51)	$(147)	$(431)
Inventory fair value adjustments		$(2)	$(11)	$(25)	$(319)
Venezuela currency devaluation		$–	$–	$–	$(120)
Asset write-off		$–	$–	$–	$(92)
Foundation contribution		$–	$–	$–	$(64)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains		$(0.02)	$0.01	$(0.01)	$0.02
Gain on previously held equity interests		$–	$–	$–	$0.60
Merger and integration charges		$(0.03)	$(0.03)	$(0.09)	$(0.27)
Inventory fair value adjustments	$	(–)	$(0.01)	$(0.02)	$(0.20)
Venezuela currency devaluation		$–	$–	$–	$(0.07)
Asset write-off		$–	$–	$–	$(0.06)
Foundation contribution		$–	$–	$–	$(0.04)

Mark-to-Market Net Impact

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include aluminum, fuel, natural gas and other raw materials. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility which remains in corporate unallocated expenses.

For the 12 weeks ended September 3, 2011, we recognized $53 million ($34 million after-tax or $0.02 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. For the 36 weeks ended September 3, 2011, we recognized $31 million ($20 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

For the 12 weeks ended September 4, 2010, we recognized $16 million ($10 million after-tax or $0.01 per share) of market-to-market net gains on commodity hedges in corporate unallocated expenses. For the 36 weeks ended September 4, 2010, we recognized $58 million ($36 million after-tax or $0.02 per share) of market-to-market net gains on commodity hedges in corporate unallocated expenses.

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

Merger and Integration Charges

In the 12 weeks ended September 3, 2011, we incurred merger and integration charges of $61 million ($53 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $24 million recorded in the PAB segment, $11 million recorded in the Europe segment, $10 million recorded in corporate unallocated expenses and $16 million recorded in interest expense. In the 36 weeks ended September 3, 2011, we incurred merger and integration charges of $174 million ($147 million after-tax or $0.09 per share) related to our acquisitions of PBG, PAS and WBD, including $77 million recorded in the PAB segment, $17 million recorded in the Europe segment, $64 million recorded in corporate unallocated expenses and $16 million recorded in interest expense. These charges also include closing costs and advisory fees related to our acquisition of WBD.

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

Inventory Fair Value Adjustments

In the 12 and 36 weeks ended September 3, 2011, we recorded $3 million ($2 million after-tax with a nominal impact per share) and $41 million ($25 million after-tax or $0.02 per share), respectively, of incremental costs in cost of sales related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended September 3, 2011, total servings increased 4.5%. For the 36 weeks ended September 3, 2011, total servings increased 6%.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change
Total net revenue	$17,582	$15,514	13%	$46,346	$39,683	17%

Operating profit
FLNA	$918	$866	6%	$2,545	$2,394	6%
QFNA	177	167	6%	558	521	7%
LAF	275	238	15%	720	616	17%
PAB	992	1,017	(2.5)%	2,533	2,042	24%
Europe	514	432	19%	984	826	19%
AMEA	285	235	21%	730	657	11%
Corporate Unallocated
Mark-to-market net (losses)/gains	(53)	16	n/m	(31)	58	n/m
Merger and integration charges	(10)	(16)	(28)%	(64)	(128)	(50)%
Venezuela currency devaluation	–	–	–	–	(129)	n/m
Asset write-off	–	–	–	–	(145)	n/m
Foundation contribution	–	–	–	–	(100)	n/m
Other	(192)	(155)	24%	(589)	(511)	15%

Total operating profit	$2,906	$2,800	4%	$7,386	$6,101	21%

Total operating profit margin	16.5%	18.0%	(1.5)	15.9%	15.4%	0.5

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

On a reported basis, total operating profit increased 4% and operating margin decreased 1.5 percentage points. Operating profit performance was primarily driven by the net revenue growth,

partially offset by higher commodity costs. Items affecting comparability (see “Items Affecting Comparability”) reduced total operating profit growth by 1 percentage point and total operating margin by 0.1 percentage points.

36 Weeks

On a reported basis, total operating profit increased 21% and operating margin increased 0.5 percentage points. Operating profit growth was primarily driven by the net revenue growth, partially offset by higher commodity costs. Items affecting comparability (see “Items Affecting Comparability”) contributed 17 percentage points to the total operating profit growth and 2.5 percentage points to the total operating margin increase.

Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change

Bottling equity income	$–	$10	$(10)	$–	$728	$(728)

Interest expense, net	$(209)	$(151)	$(58)	$(551)	$(469)	$(82)

Tax rate	25.4%	27.4%		26.0%	21.7%

Net income attributable to PepsiCo	$2,000	$1,922	4%	$5,028	$4,955	1.5%
Net income attributable to PepsiCo per common share – diluted	$1.25	$1.19	5%	$3.14	$3.06	2%
Mark-to-market net losses/(gains)	0.02	(0.01)		0.01	(0.02)
Gain on previously held equity interests	–	–		–	(0.60)
Merger and integration charges	0.03	0.03		0.09	0.27
Inventory fair value adjustments	–	0.01		0.02	0.20
Venezuela currency devaluation	–	–		–	0.07
Asset write-off	–	–		–	0.06
Foundation contribution	–	–		–	0.04

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$1.31 **	$1.22	7%	$3.26	$3.08	6%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net interest expense increased $58 million, primarily reflecting higher average debt balances and losses in the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by lower average rates on our debt balances.

The reported tax rate decreased 2.0% compared to the prior year, primarily reflecting the impact of adjustments to previous estimates of geographic earnings mix in the quarter.

Net income attributable to PepsiCo increased 4% and net income attributable to PepsiCo per common share increased 5%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 2 percentage points.

36 Weeks

Bottling equity income decreased $728 million, primarily reflecting the gain in the prior year on our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net interest expense increased $82 million, primarily reflecting higher average debt balances, partially offset by lower average rates on our debt balances.

The reported tax rate increased 4.3% compared to the prior year, primarily reflecting the prior year non-taxable gain and reversal of deferred taxes attributable to our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net income attributable to PepsiCo increased 1.5% and net income attributable to PepsiCo per common share increased 2%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 3 percentage points.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
September 3, 2011	$3,173	$614	$1,841	$5,947	$3,909	$2,098	$17,582
September 4, 2010	$3,050	$601	$1,542	$5,792	$2,848	$1,681	$15,514
% Impact of:
Volume(a)	(1)%	(4.5)%	3.5%	–%	(1)%	11%	1%
Effective net pricing(b)	4	6	8	2	4	9	4
Foreign exchange	1	1	8	1	9	5	3.5
Acquisitions	–	–	–	–	26	–	5

% Change(c)	4%	2%	19%	3%	37%	25%	13%

Net Revenue
36 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
September 3, 2011	$9,167	$1,837	$4,757	$16,107	$9,329	$5,149	$46,346
September 4, 2010	$8,906	$1,866	$4,063	$14,105	$6,390	$4,353	$39,683
% Impact of:
Volume(a)	–%	(5)%	4%	*	*	10%	*
Effective net pricing(b)	2	3	7	*	*	5	*
Foreign exchange	0.5	1	7	1	6	3	3
Acquisitions	–	–	–	*	*	–	*

% Change(c)	3%	(2)%	17%	14%	46%	18%	17%

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

Frito-Lay North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change
Net revenue	$3,173	$3,050	4	$9,167	$8,906	3

Impact of foreign currency translation			(1)			(0.5)

Net revenue growth, on a constant currency basis*			3			2	**

Operating profit	$918	$866	6	$2,545	$2,394	6

Impact of foreign currency translation			(1)			(0.5)

Operating profit growth, on a constant currency basis*			5.5 **			6	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue increased 4% and pound volume grew 1%. The volume increase primarily reflects double-digit growth in our Sabra joint venture, partially offset by a high-single-digit decline in dips. Net revenue growth also benefited from effective net pricing.

Operating profit grew 6%, primarily reflecting the net revenue growth, partially offset by higher commodity costs.

36 Weeks

Net revenue increased 3% and pound volume grew 1%. Pound growth primarily reflects double-digit growth in our Sabra joint venture and high-single-digit growth in variety packs, partially offset by a mid-single-digit decline in dips. Net revenue growth also benefited from effective net pricing.

Operating profit grew 6%, primarily reflecting the net revenue growth.

Quaker Foods North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change
Net revenue	$614	$601	2	$1,837	$1,866	(2)

Impact of foreign currency translation			(1)			(1)

Net revenue growth, on a constant currency basis*			1			(2)**

Operating profit	$177	$167	6	$558	$521	7

Impact of foreign currency translation			(1)			(1)

Operating profit growth, on a constant currency basis*			5			6

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue increased 2% and volume declined 4.5%. The volume decline primarily reflects double-digit declines in ready-to-eat cereals and Chewy granola bars. The impact of positive net pricing, driven primarily by price increases taken in the fourth quarter of 2010, was partially offset by negative mix. Favorable foreign currency contributed 1 percentage point to net revenue growth.

Operating profit grew 6%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Favorable foreign currency contributed 1 percentage point to operating profit growth.

36 Weeks

Net revenue declined 2% and volume declined 5%. The volume decline primarily reflects double-digit declines in ready-to-eat cereals and Chewy granola bars, as well as mid-single-digit declines in Aunt Jemima syrup and mix. The impact of positive net pricing, driven primarily by price increases taken in the fourth quarter of 2010, was partially offset by negative mix. Favorable foreign currency positively contributed 1 percentage point to the net revenue performance.

Operating profit grew 7%, reflecting the favorable effective net pricing and lower selling and distribution costs. Additionally, a change in accounting methodology for inventory contributed 3 percentage points to the operating profit growth (see Basis of Presentation in the notes to the condensed consolidated financial statements). Favorable foreign currency contributed 1 percentage point to operating profit growth.

Latin America Foods

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change
Net revenue	$1,841	$1,542	19	$4,757	$4,063	17

Impact of foreign currency translation			(8)			(7)

Net revenue growth, on a constant currency basis*			12 **			10

Operating profit	$275	$238	15	$720	$616	17

Impact of foreign currency translation			(7)			(6)

Operating profit growth, on a constant currency basis*			8			11

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Volume grew 3.5%, primarily reflecting high-single-digit growth in Brazil. Additionally, Gamesa in Mexico grew at a low-single-digit rate and Sabritas in Mexico grew slightly.

Net revenue increased 19%, primarily reflecting favorable effective net pricing and the volume growth. Favorable foreign currency contributed 8 percentage points to net revenue growth.

Operating profit increased 15%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Favorable foreign currency contributed 7 percentage points to operating profit growth.

36 Weeks

Volume grew 4%, primarily reflecting mid-single-digit growth in Brazil. Additionally, Gamesa and Sabritas in Mexico each grew at a low-single-digit rate.

Net revenue increased 17%, primarily reflecting favorable effective net pricing and the volume growth. Favorable foreign currency contributed 7 percentage points to net revenue growth.

Operating profit increased 17%, primarily reflecting the net revenue growth, partially offset by higher selling and distribution costs and higher commodity costs. Additionally, an unfavorable legal settlement in the prior year increased operating profit growth by 2 percentage points. Favorable foreign currency contributed 6 percentage points to operating profit growth.

PepsiCo Americas Beverages

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change
Net revenue	$5,947	$5,792	3	$16,107	$14,105	14

Impact of foreign currency translation			(1)			(1)

Net revenue growth, on a constant currency basis*			1.5 **			13

Operating profit	$992	$1,017	(2.5)	$2,533	$2,042	24
Merger and integration charges	24	38		77	334
Inventory fair value adjustments	3	17		16	334
Venezuela currency devaluation	–	–		–	(9)

Operating profit excluding above items*	$1,019	$1,072	(5)	$2,626	$2,701	(3)

Impact of foreign currency translation			(1)			(1)

Operating profit growth excluding above items, on a constant currency basis*			(6)			(4)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Volume increased slightly, primarily reflecting a 2.5% volume increase in Latin America, partially offset by a 1% volume decline in North America. The volume decline in North America was driven by a 5% decline in CSD volume, partially offset by a 5% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a high-single-digit increase in Gatorade sports drinks and a double-digit increase in our base Aquafina water business.

Net revenue increased 3%, primarily driven by effective net pricing. Favorable foreign currency contributed 1 percentage point to net revenue growth.

Reported operating profit decreased 2.5%, mainly driven by higher commodity costs and higher selling and distribution costs, partially offset by the net revenue growth. Additionally, the items affecting comparability in the above table (see “Items Affecting Comparability”) favorably impacted the reported operating profit performance. Excluding the items affecting comparability, operating profit decreased 5%. Favorable foreign currency positively contributed 1 percentage point to the operating profit performance.

36 Weeks

Volume increased 3%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, as well as incremental volume related to our DPSG manufacturing and distribution agreement, each of which contributed 1 percentage point to volume growth. North America volumes, excluding the impact of the incremental DPSG volume, decreased slightly, as a 3.5% decline in CSD volume was partially offset by a 4.5% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a double-digit increase in Gatorade sports drinks and high-single-digit growth in our base Aquafina water business.

Net revenue increased 14%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed 1 percentage point to net revenue growth.

Reported operating profit increased 24%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit decreased 3%, mainly driven by higher commodity costs and higher selling and distribution costs, partially offset by the net revenue growth. Operating profit performance also benefited from the impact of more-favorable settlements of promotional spending accruals in the current year and certain insurance adjustments in the second quarter, which collectively contributed 2 percentage points to the reported operating profit growth.

Europe

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change
Net revenue	$3,909	$2,848	37	$9,329	$6,390	46

Impact of foreign currency translation			(9)			(6)

Net revenue growth, on a constant currency basis*			28			40

Operating profit	$514	$432	19	$984	$826	19
Merger and integration charges	11	15		17	44
Inventory fair value adjustments	–	–		25	40

Operating profit excluding above items*	$525	$447	17	$1,026	$910	13

Impact of foreign currency translation			(8)			(6)

Operating profit growth excluding above items, on a constant currency basis*			9			7

*	See “Non-GAAP Measures”

12 Weeks

Snacks volume grew 35%, primarily reflecting our acquisition of WBD, which contributed 30 percentage points to volume growth. Double-digit increases in Turkey and France and a high-single-digit increase in Russia (ex-WBD) were partially offset by a high-single-digit decline in Spain and a low-single-digit decrease in the Netherlands. Additionally, Walkers in the United Kingdom experienced low-single-digit growth.

Beverage volume increased 13%, primarily reflecting our acquisition of WBD, which contributed 17 percentage points to volume growth. A double-digit decrease in Russia (ex-WBD) was partially offset by double-digit gains in Turkey. Additionally, the United Kingdom grew in the low-single-digit range.

Net revenue grew 37%, primarily reflecting our acquisition of WBD, which contributed 26 percentage points to net revenue growth. Net revenue also benefited from effective net pricing in the quarter. Favorable foreign currency contributed 9 percentage points to net revenue growth.

Reported operating profit increased 19%, primarily reflecting the favorable effective net pricing and lower advertising and marketing expenses, offset by higher commodity costs and selling and distribution costs. Additionally, the accelerated timing of concentrate shipments into the second quarter in connection with our global SAP implementation reduced operating profit growth by nearly 4 percentage points. Our acquisition of WBD contributed 13 percentage points to the reported operating profit growth and reflected net charges of $4 million included in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability in the above table, operating profit increased 17%. Favorable foreign currency contributed 8 percentage points to operating profit growth.

36 Weeks

Snacks volume grew 35%, primarily reflecting our acquisition of WBD, which contributed 30 percentage points to volume growth. Double-digit growth in Turkey, South Africa and Russia (ex-WBD) was partially offset by a mid-single-digit decline in Spain. Additionally, Walkers in the United Kingdom experienced low-single-digit growth.

Beverage volume increased 21%, primarily reflecting our acquisition of WBD, which contributed 19 percentage points to volume growth, and incremental brands related to our acquisitions of PBG and PAS, which contributed 1 percentage point to volume growth. A double-digit increase in Turkey, mid-single-digit growth in Germany and a low-single-digit increase in the United Kingdom were offset by a high-single-digit decline in Russia (ex-WBD).

Net revenue grew 46%, primarily reflecting our acquisition of WBD, which contributed 28 percentage points to net revenue growth, and the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed 6 percentage points to net revenue growth.

Reported operating profit increased 19%, primarily reflecting the net revenue growth, offset by higher commodity costs. The impact of more-favorable settlements of promotional spending accruals in the current year contributed 2.5 percentage points to operating profit growth. Our acquisition of WBD contributed 13 percentage points to the reported operating profit growth and reflected net charges of $19 million included in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability in the above table, operating profit increased 13%. Favorable foreign currency contributed 6 percentage points to operating profit growth.

Asia, Middle East & Africa

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/11	9/4/10	Change	9/3/11	9/4/10	Change
Net revenue	$2,098	$1,681	25	$5,149	$4,353	18

Impact of foreign currency translation			(5)			(3)

Net revenue growth, on a constant currency basis*			20			15

Operating profit	$285	$235	21	$730	$657	11

Impact of foreign currency translation			(4)			(3)

Operating profit growth, on a constant currency basis*			18 **			8

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Snacks volume grew 16%, reflecting broad-based increases driven by double-digit growth in India, China and the Middle East. Additionally, Australia grew at a low-single-digit rate.

Beverage volume grew 6%, driven by double-digit growth in India and high-single-digit growth in the Middle East. Additionally, China grew at a low-single-digit rate. Acquisitions had a nominal impact on beverage volume growth.

Net revenue grew 25%, reflecting the volume growth and favorable effective net pricing. Additionally, the accelerated timing of concentrate shipments into the second quarter in connection with our global SAP implementation reduced net revenue growth by almost 2 percentage points. Foreign currency contributed nearly 5 percentage points to net revenue growth.

Operating profit grew 21%, reflecting the net revenue growth, partially offset by higher commodity costs, as well as the accelerated concentrate shipments, which reduced operating profit growth by 9 percentage points. Favorable foreign currency contributed 4 percentage points to operating profit growth and acquisitions reduced operating profit growth by nearly 1 percentage point.

36 Weeks

Snacks volume grew 14%, reflecting broad-based increases driven by double-digit growth in India, China and the Middle East, partially offset by a low-single-digit decline in Australia.

Beverage volume grew 6%, driven by double-digit growth in India and mid-single-digit growth in China and the Middle East. Acquisitions had a nominal impact on beverage volume growth.

Net revenue grew 18%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 3 percentage points to net revenue growth. Acquisitions had a nominal impact on net revenue growth.

Operating profit grew 11%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Favorable foreign currency contributed 3 percentage points to operating profit growth and acquisitions reduced operating profit growth by nearly 1 percentage point.

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

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of September 3, 2011, our operations in Venezuela comprised 10% of our cash and cash equivalents balance.

Operating Activities

During the 36 weeks in 2011, net cash provided by operating activities was $5.8 billion, compared to net cash provided of $5.8 billion in the prior year period. The operating cash flow performance primarily reflects unfavorable working capital comparisons to the prior year, offset by the overlap of discretionary pension contributions of $1.2 billion in the prior year.

Investing Activities

During the 36 weeks in 2011, net cash used for investing activities was $4.7 billion, primarily reflecting $2.4 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisition of WBD and $1.9 billion for net capital spending.

Financing Activities

During the 36 weeks in 2011, net cash used for financing activities was $4.1 billion, primarily reflecting the return of operating cash flow to our shareholders through share repurchases and dividend payments of $4.3 billion, our purchase of an additional $1.3 billion of WBD ordinary shares (including shares underlying ADSs) and our repurchase of certain WBD debt obligations of $0.8 billion, partially offset by net proceeds from long-term debt of $1.4 billion and stock option proceeds of $0.7 billion. We anticipate share repurchases of approximately $2.5 billion in 2011.

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

	36 Weeks Ended
	9/3/11	9/4/10
Net cash provided by operating activities	$5,834	$5,788
Capital spending	(1,962)	(1,670)
Sales of property, plant and equipment	46	55

Management operating cash flow	3,918	4,173
Discretionary pension contribution (after-tax)	–	768
Payments related to 2009 restructuring charges (after-tax)	1	29
Merger and integration payments (after-tax)	223	233
Foundation contribution (after-tax)	–	64
Capital investments related to the PBG/PAS integration	91	33

Management operating cash flow excluding above items	$4,233	$5,300

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 3, 2011, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 3, 2011 and September 4, 2010, and the Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 3, 2011 and September 4, 2010. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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
October 12, 2011

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Financial Instruments in the notes to the condensed consolidated financial statements. In addition, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks included in Exhibit 99.1 to our Current Report on Form 8-K dated March 31, 2011, as updated by Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Quarterly Reports on Form 10-Q for the quarters ended March 19, 2011 and June 11, 2011.

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

During our third fiscal quarter of 2011, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 19, 2011 and June 11, 2011.

On July 22, 2011, the Harbin Environmental Protection Bureau issued an environmental protection decision to one of our subsidiaries, Harbin Pepsi-Cola Beverages Company Limited, imposing fines of approximately $200,000 in connection with violations of applicable water pollution prevention and control regulations pertaining to one of the wastewater treatment facilities at its plant. The wastewater treatment facilities at this plant were designed and operated by a third-party contractor. During the third quarter, our subsidiary paid this fine and took actions to remediate the violations.

In September 2010, Rosprirodnadzor (the Russian Environmental Compliance Body) identified certain violations connected to the discharge of packaging and other waste in excess of permitted limits and without valid permits at the Kashira plant of our subsidiary, Frito-Lay Manufacturing OOO (“FLM”) for the period from 2008 to 2010. FLM appealed this decision and on September 29, 2011 the decision was upheld. As a result, Rosprirodnadzor can now bring a civil claim against FLM which may be required to pay damages of approximately $300,000 in connection with this matter.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the third quarter under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010, and expiring on June 30, 2013, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
6/11/11				$12,725
6/12/11 – 7/9/11	2.4	$69.39	2.4	(166)

				12,559
7/10/11 – 8/6/11	7.4	$64.76	7.4	(483)

				12,076
8/7/11 – 9/3/11	8.1	$63.08	8.1	(509)

Total	17.9	$64.63	17.9	$11,567

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
6/11/11
6/12/11 – 7/9/11	1,700	$348.42	N/A	N/A
7/10/11 – 8/6/11	–	–	N/A	N/A
8/7/11 – 9/3/11	900	$319.73	N/A	N/A

Total	2,600	$338.49	N/A	N/A

ITEM 4. (Removed and Reserved).

ITEM 6. Exhibits

See Index to Exhibits on page 54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: October 12, 2011	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date: October 12, 2011	/s/ Maura Abeln Smith
Maura Abeln Smith
Executive Vice President, Government Affairs,
General Counsel and Corporate Secretary (Duly Authorized Officer)

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

Exhibit 3.2	By-laws of PepsiCo, Inc., as amended, effective as of July 14, 2011, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K dated July 14, 2011.

Exhibit 4.1	Form of 0.800% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo Inc.’s Current Report on Form 8-K dated August 22, 2011.

Exhibit 4.2	Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K dated August 22, 2011.

Exhibit 4.3

Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the 0.800% Senior Note due 2014 and the 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K dated May 3, 2011.

Exhibit 10.1	Amendment to the PBG Pension Equalization Plan (Plan Document for the Pre-409A Program), effective as of January 1, 2011.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) notes to the condensed consolidated financial statements.