Form 10-K
period 2011-12-31
PEPSICO INC
filed 2012-02-27
CIK 77476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo are affiliates of PepsiCo) as of June 10, 2011, the last day of business of our most recently completed second fiscal quarter, was $108,849,195,879 (based on the closing sale price of PepsiCo’s Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of PepsiCo Common Stock outstanding as of February 15, 2012 was 1,570,641,730.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 2, 2012 Annual Meeting of Shareholders	III

PepsiCo, Inc.

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will” and variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in Item 7. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

PART I

Item 1.	Business.

PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.

We are a leading global food and beverage company with hundreds of brands that are respected household names throughout the world. Either independently or through contract manufacturers or authorized bottlers, we make, market, sell and distribute a variety of convenient and enjoyable foods and beverages in more than 200 countries and territories.

We continue to be guided by Performance with Purpose – our belief that what is good for business can and should be good for society. Our commitment to deliver sustainable growth by investing in a healthier future for people and our planet is as much of a financial decision as it is an ethical one. In 2011, PepsiCo earned a place on the prestigious Dow Jones Sustainability World Index for the fifth consecutive year, the North America Index for the sixth consecutive year and was ranked as the number one company in the Food and Beverage Supersector.

Our Operations

We are organized into four business units, as follows:

1)	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3)	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4)	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,
•	QFNA,
•	LAF,
•	PAB,
•	Europe, and
•	AMEA.

See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.

Frito-Lay North America

Either independently or through contract manufacturers, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips, SunChips multigrain snacks and Santitas tortilla chips. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads. FLNA’s net revenue was $13.3 billion, $12.6 billion and $12.4 billion in 2011, 2010 and 2009, respectively, and approximated 20%, 22% and 29% of our total net revenue in 2011, 2010 and 2009, respectively.

Quaker Foods North America

Either independently or through contract manufacturers, QFNA makes, markets, sells and distributes cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Quaker grits, Cap’n Crunch cereal, Life cereal, Rice-A-Roni side dishes, Quaker rice cakes, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $2.7 billion in 2011, 2010 and 2009 and approximated 4%, 4% and 6% of our total net revenue in 2011, 2010 and 2009, respectively.

Latin America Foods

Either independently or through contract manufacturers, LAF makes, markets, sells and distributes a number of snack food brands including Marias Gamesa, Doritos, Cheetos, Ruffles, Saladitas, Emperador, Tostitos and Sabritas, as well as many Quaker-brand cereals and snacks. These branded products are sold to independent distributors and retailers. LAF’s net revenue was $7.2 billion, $6.3 billion and $5.7 billion in 2011, 2010 and 2009, respectively, and approximated 11%, 11% and 13% of our total net revenue in 2011, 2010 and 2009, respectively.

PepsiCo Americas Beverages

Either independently or through contract manufacturers, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Gatorade, Mountain Dew, Diet Pepsi, Aquafina, 7UP (outside the U.S.), Diet Mountain Dew, Tropicana Pure Premium, Sierra Mist and Mirinda. PAB also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its independent bottlers. Furthermore, PAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper and Crush. PAB operates its own bottling plants and distribution facilities. PAB also sells concentrate and finished goods for our brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. We and the independent bottlers sell our brands as finished goods to independent distributors and retailers. PAB’s net revenue was $22.4 billion, $20.4 billion and $10.1 billion in 2011, 2010 and 2009, respectively, and approximated 34%, 35% and 23% of our total net revenue in 2011, 2010 and 2009, respectively.

See Note 15 for additional information about our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) in 2010.

Europe

Either independently or through contract manufacturers, Europe makes, markets, sells and distributes a number of leading snack foods including Lay’s, Walkers, Doritos,

Chudo, Cheetos and Ruffles, as well as many Quaker-brand cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or through contract manufacturers, makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Pepsi Max, 7UP, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. In addition, Europe licenses the Aquafina water brand to certain of its authorized bottlers and markets this brand. Europe also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Europe’s net revenue was $13.6 billion, $9.6 billion and $7.0 billion in 2011, 2010 and 2009, respectively, and approximated 20% of our total net revenue in 2011 and 17% of our total net revenue in 2010 and 2009.

See Note 15 for additional information about our acquisitions of PBG and PAS in 2010. Also see Note 15 for additional information about our acquisition of Wimm-Bill-Dann Foods OJSC in 2011.

Asia, Middle East & Africa

Either independently or through contract manufacturers, AMEA makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Chipsy, Kurkure, Doritos, Cheetos and Smith’s through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or through contract manufacturers, AMEA makes, markets and sells many Quaker-brand cereals and snacks. AMEA also makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP, Mountain Dew, Aquafina and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. In addition, AMEA licenses the Aquafina water brand to certain of its authorized bottlers. AMEA also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). AMEA’s net revenue was $7.4 billion, $6.3 billion and $5.3 billion in 2011, 2010 and 2009, respectively, and approximated 11%, 11% and 12% of our total net revenue in 2011, 2010 and 2009, respectively.

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

Ingredients and Other Supplies

The principal ingredients we use in our food and beverage businesses are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils and wheat. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities for us due to their use in our facilities and in the trucks delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supplies of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. See Note 10 to our consolidated financial statements for additional information on how we manage our exposure to commodity costs. See also Item 1A. “Risk Factors – Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.”

Our Brands

We own numerous valuable trademarks which are essential to our worldwide businesses, including Amp Energy, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Chudo, Cracker Jack, Diet Mountain Dew, Diet Pepsi, Doritos, Duyvis, Emperador, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, Gamesa, Gatorade, G2, G Series, Grandma’s, Imunele, Izze, Kurkure, Lay’s, Life, Little House in the Village, Lubimy Sad, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Mug, Munchies, Naked, Near East, Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi One, Propel, Quaker, Quaker Chewy, Quakes, Rice-A-Roni, Rold Gold, Ruffles, Sabritas, Saladitas, Sakata, Sandora, 7UP and Diet 7UP (outside the United States), Santitas, Sierra Mist, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, Sonric’s, Stacy’s, SunChips, Tonus, Tostitos, Trop 50, Tropicana, Tropicana Pure Premium, Tropicana Twister, V Water, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products, including Dole and Ocean Spray. Joint ventures in which we participate either own or have the right to use certain trademarks, such as Lipton, Starbucks and Sabra. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on promotional items for the primary purpose of enhancing brand awareness.

We either own or have licenses to use a number of patents which relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.

Seasonality

Our businesses are affected by seasonal variations. For instance, our beverage sales are higher during the warmer months and certain food sales are higher in the cooler months. Weekly beverage and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns, and generally lowest in the first quarter. However, taken as a whole, seasonality does not have a material impact on our financial results.

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

In 2011, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 11% of our total net revenue. Our top five retail customers represented approximately 30% of our 2011 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our independent bottlers which were used in finished goods sold by them to these retailers.

See “Our Customers” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for more information on our customers, including our independent bottlers.

See Note 15 to our consolidated financial statements for additional information about our acquisitions of PBG and PAS in 2010.

Our Competition

Our businesses operate in highly competitive markets. Our beverage, snack and food brands compete against global, regional, local and private label manufacturers and other value competitors.

In U.S. measured channels, our chief beverage competitor, The Coca-Cola Company, has a larger share of carbonated soft drinks (CSD) consumption, while we have a larger share of liquid refreshment beverages consumption. In addition, The Coca-Cola Company has a significant CSD share advantage in many markets outside the United States.

Our snack and food brands hold significant leadership positions in the snack and food industry worldwide.

Our beverage, snack and food brands compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products, the introduction of new products and the effectiveness of our advertising campaigns, marketing programs, product packaging, pricing, increased efficiency in production techniques and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

(1)	The categories and category share information in the charts above are as of December 25, 2011 and are defined by the following source of the information: Information Resources, Inc. The above charts exclude data from certain customers such as Wal-Mart that do not report data to this service.

Research and Development

We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities and to drive innovation globally. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Our Global Nutrition Group, led by our Chief Scientific Officer, oversees research and development efforts for the company, which are focused on identifying opportunities to transform and grow our product portfolio in the short- and long-term. Our research platforms are shared across specializations, countries and regions in order to generate innovation. In 2011, we continued to expand our portfolio of products made with nutritious ingredients, increasing the amount of whole grains, fruits, vegetables, nuts, seeds and low-fat dairy in certain of our products, and we continued to take steps to reduce the average amount of sodium, saturated fat and added sugar per serving in certain of our products. We also invested in agricultural development and the development and implementation of new technologies to both enhance the quality and value of our current and future product lines and to minimize our impact on the environment. We made investments to conserve energy and raw materials, and to reduce waste in our facilities, and to improve our packaging process to continue to reduce total packaging volume, recycle containers, use renewable resources and remove environmentally sensitive materials. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $525 million in 2011, $488 million in 2010 and $414 million in 2009 and are reported within selling, general and administrative expenses.

Regulatory Environment and Environmental Compliance

The conduct of our businesses, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured or sold. It is our policy to abide by the laws and regulations around the world that apply to our businesses.

In the United States, we are required to comply with a variety of laws and regulations, including: the Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Federal Motor Carrier Safety Act; various federal and state laws and regulations governing equal employment opportunity and our employment relationships, including the Equal Employment Opportunity Act and the National Labor Relations Act; customs and foreign trade laws and regulations; and laws regulating the sale of certain of our products in schools. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws. For example, in California, Proposition 65 requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. The State of California continues to evaluate various components and, consequently, food and beverage producers who sell products in California, including PepsiCo, may be required to provide warning labels on their products. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Outside the United States, we are subject to numerous similar and other laws and regulations, including anti-corruption laws and regulations. In addition, in many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business.

Legislation has been introduced in certain jurisdictions in which we operate that would impose special taxes or other limitations on certain products we sell. For example, certain federal, state and local governments in the United States, and in certain other countries in which we operate, have either imposed or are considering the imposition of taxes on the sale of certain beverages, including non-diet and diet soft drinks, fruit drinks, teas and flavored waters. In the United States, federal and state legislators are also debating proposals to restrict the use of Supplemental Nutrition Assistance Program benefits to purchase beverages and foods whose nutritional content exceeds certain levels of sodium, saturated fat and sugar. In addition, legislation has been enacted in certain U.S. states and in certain other countries in which our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future.

The cost of compliance with U.S. and foreign laws does not have a material financial impact on our results of operations.

We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater and air emissions. In the United States, our facilities must comply with the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, release and disposal of wastes at on-site and off-site locations. We are committed to meeting all applicable environmental compliance requirements. We and our subsidiaries are subject to environmental remediation obligations in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations of businesses acquired by our subsidiaries. While neither the results of these proceedings nor any indemnification obligations or other liabilities of our subsidiaries in connection therewith can be predicted with certainty, environmental compliance costs have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Employees

As of December 31, 2011, we employed approximately 297,000 people worldwide, including approximately 107,000 people within the United States. Our employment levels are subject to seasonal variations. We or our subsidiaries are a party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.

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

We are a consumer products company operating in highly competitive categories and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on: our ability to anticipate and respond to shifts in consumer trends, including increased demand for products that meet the needs of consumers who are increasingly concerned with health and wellness; our product quality; our ability to extend our portfolio of convenient foods in growing markets; our ability to develop new products that are responsive to consumer preferences, including our “fun-for-you”, “good-for-you” and “better-for-you” products; and our ability to respond to competitive product and pricing pressures. For example, our growth rate may be adversely affected if we are unable to maintain or grow our current share of the liquid refreshment beverage market in North America, or our current share of the snack market globally, or if demand for our products does not grow in emerging and developing markets.

In general, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population; consumer concerns regarding the health effects of ingredients such as sodium, sugar or other product ingredients or attributes; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; negative publicity (whether or not valid) resulting from regulatory action or litigation against us or other companies in our industry; a downturn in economic conditions; or taxes that would increase the cost of our products to consumers. Any of these changes may reduce consumers’ willingness to purchase our products. See also “Our financial performance could suffer if we are unable to compete effectively.”, “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.”, “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.” and “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products and improving the quality of existing products, and the effectiveness of our product packaging, advertising campaigns and marketing programs, including our ability to successfully adapt to a rapidly changing media environment, such as through use of social media and online advertising campaigns and marketing programs. Although we devote significant resources to the actions mentioned above, there can be no assurance as to our continued ability to develop and launch successful new products or variants of existing products or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Our failure to make the right strategic investments to drive innovation or successfully launch new products or variants of existing products could decrease demand for our existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs.

Our financial performance could suffer if we are unable to compete effectively.

The food, snack and beverage industries in which we operate are highly competitive. We compete with major international food, snack and beverage companies that, like us, operate in multiple geographic areas, as well as regional, local and private label manufacturers and other value competitors. In many countries where we do business, including the United States, The Coca-Cola Company is our primary beverage competitor. We also compete with other large companies in each of the food, snack and beverage categories, including Nestlé S.A., Kraft Foods Inc. and Dr Pepper Snapple Group, Inc. We compete on the basis of brand recognition, taste, price, quality, product variety, distribution, marketing and promotional activity, convenience, service and the ability to identify and satisfy consumer preferences. If we are unable to compete effectively, we may be unable to grow or maintain sales or gross margins in the global market or in various local markets. This may have a material adverse impact on our revenues and profit margins. See also “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.”

Unfavorable economic conditions may have an adverse impact on our business results or financial condition.

Many of the countries in which we operate, including the United States and several of the members of the European Union, have experienced and continue to experience unfavorable economic conditions. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets and inflation; contraction in the availability of credit in the marketplace, potentially impairing our ability to access the capital markets on terms commercially acceptable to us or at all; the effects of government initiatives to manage economic conditions; reduced demand for our products resulting from a slow-down in the general global economy or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other economy products, or to less profitable channels; impairment of assets; or a decrease in the fair value of pension assets that could increase future employee benefit costs and/or funding requirements of our pension plans. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our business results or financial condition. In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks, and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity, default or similar risks as a result of unfavorable economic conditions. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution may limit the availability of credit or willingness of financial institutions to extend credit on terms commercially acceptable to us or at all or, with respect to financial institutions who are parties to our financing arrangements, leave us with reduced borrowing capacity or unhedged against certain currencies or price risk associated with forecasted purchases of raw materials which could have an adverse impact on our business results or financial condition.

Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.

Maintaining a good reputation globally is critical to selling our branded products. Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, causes injury or is mislabeled, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability issue could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental standards for all of our operations and activities; the failure to achieve our goals with respect to sodium, saturated fat and added sugar reduction or the development of our global nutrition business; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, energy use and waste management; or our responses to any of the foregoing. In addition, water is a limited resource in many parts of the world and demand for water continues to increase. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to water use. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

Our financial performance could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.

Our operations outside of the United States, particularly in Russia, Mexico, Canada and the United Kingdom, contribute significantly to our revenue and profitability, and we believe that our businesses in developing and emerging markets, particularly China and India, present important future growth opportunities for us. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, market or sell will be accepted or successful in any particular developing or emerging market, due to local competition, product price, cultural differences or otherwise. If we are unable to expand our businesses in developing and emerging markets, or achieve the return on capital we expect as a result of our investments, particularly in Russia, as a result of economic and political conditions, increased competition, reduced demand for our products, an inability to acquire or form strategic business alliances or to make necessary infrastructure investments or for any other reason, our financial performance could be adversely affected. Unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold, including in Russia, the Middle East and Egypt, could also have an adverse impact on our business results or financial condition. Factors that could adversely affect our business results in these markets include: foreign ownership restrictions; nationalization of our assets; regulations on the transfer of funds to and from foreign countries, which, from time to time, result in significant cash balances in foreign countries such as Venezuela, and on the repatriation of funds; currency hyperinflation or devaluation; the lack of well-established or reliable legal systems; and increased costs of business due to compliance with complex foreign and United States laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act and the UK Bribery Act, and adverse consequences, such as the assessment of fines or penalties, for failing to comply with these laws and regulations. In addition, disruption in these markets due to political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products. See also Item 1. Business – “Regulatory Environment and Environmental Compliance.”, “Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.”, “Our financial performance could suffer if we are unable to compete effectively.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.” and “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.”

Trade consolidation or the loss of any key customer could adversely affect our financial performance.

We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, as well as other retailers, to effectively compete. The loss of any of our key customers, including Wal-Mart, could have an adverse effect on our financial performance. In addition, in the event that retail ownership becomes more concentrated, retailers may demand lower pricing and increased promotional programs. Further, should larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to any such actions or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured or sold, including in emerging and developing markets where legal and regulatory systems may be less developed. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws regarding the import of ingredients used in our products; laws regarding the export of our products; laws and programs aimed at reducing ingredients present in certain of our products, such as sodium, saturated fat and added sugar; increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products; state consumer protection laws; taxation requirements, including taxes that would increase the cost of our products to consumers; competition laws; privacy laws; laws regulating the price we may charge for our products; laws regulating access to and use of water or utilities; and environmental laws, including laws relating to the regulation of water rights and treatment. New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

Governmental entities or agencies in jurisdictions where we operate may also impose new labeling, product or production requirements, or other restrictions. Studies are underway by third parties to assess the health implications of consumption of carbonated soft drinks as well as certain ingredients present in some of our products. In addition, third-party studies are also underway to assess the effect on humans due to acrylamide in the diet. Acrylamide is a chemical compound naturally formed in a wide variety of foods when they are cooked (whether commercially or at home), including french fries, potato chips, cereal, bread and coffee. Certain of these studies have found that it is probable that acrylamide causes cancer in laboratory animals when consumed in extraordinary amounts. If consumer concerns about the health implications of consumption of carbonated soft drinks, certain ingredients present in some of our products or acrylamide increase as a result of these studies, other new scientific evidence, or for any other reason, whether or not valid, demand for our products could decline and we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could have an adverse effect on our business, financial condition or results of operations.

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

In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions. Regulatory authorities under whose laws we operate may also have enforcement powers that can subject us to actions such as product recall, seizure of products or other sanctions, which could have an adverse effect on our sales or damage our reputation. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees or suppliers could take actions that violate these policies and procedures or applicable laws or regulations. Violations of these laws or regulations could subject us to criminal or civil enforcement actions which could have a material adverse effect on our business.

In addition, we and our subsidiaries are party to a variety of legal and environmental remediation obligations arising in the normal course of business, as well as environmental remediation, product liability, toxic tort and related indemnification proceedings in connection with certain historical activities and contractual obligations of businesses acquired by our subsidiaries. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on current and former properties of ours and our subsidiaries, the potential exists for remediation, liability and indemnification costs to differ materially from the costs we have estimated. We cannot assure you that our costs in relation to these matters will not exceed our established liabilities or otherwise have an adverse effect on our results of operations. See also “Item 1. Business – Regulatory Environment and Environmental Compliance.” and “Our financial performance could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.” above.

If we are not able to build and sustain proper information technology infrastructure, successfully implement our ongoing business transformation initiative or outsource certain functions effectively, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations, to interface with our customers, to maintain financial accuracy and efficiency, to comply with regulatory financial reporting, legal and tax requirements, and for digital marketing activities and electronic communication among our locations around the world and between our personnel and the personnel of our independent bottlers, contract manufacturers and suppliers. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property, or the loss of sensitive or confidential data through security breach or otherwise.

We have embarked on multi-year business transformation initiatives to migrate certain of our financial processing systems to enterprise-wide systems solutions. There can be no certainty that these initiatives will deliver the expected benefits. The failure to deliver our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

In addition, we have outsourced certain information technology support services and administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers that we outsource these functions to do not perform or do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach or otherwise, litigation, or remediation costs and could have a negative impact on employee morale.

Our information systems could also be penetrated by outside parties intent on extracting confidential information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and loss of revenue resulting from unauthorized use of confidential information or failure to retain or attract customers following such an event.

Fluctuations in exchange rates may have an adverse impact on our business results or financial condition.

We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements.

Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.

We and our business partners use various raw materials and other supplies in our business. The principal ingredients we use include apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resin used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities due to their use in our plants and facilities and in the trucks delivering our products. Some of these raw materials and supplies are sourced internationally and some are available from a limited number of suppliers. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating results. In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials. Certain of these derivatives that do not qualify for hedge accounting treatment can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities. See also “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements.

Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.

Our ability, and that of our suppliers, business partners, including our independent bottlers, contract manufacturers, independent distributors and retailers, to make, manufacture, distribute and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to any of the following could impair our ability to make, manufacture, distribute or sell our products: adverse weather conditions or natural disaster, such as a hurricane, earthquake or flooding; government action; fire; terrorism; the outbreak or escalation of armed hostilities; pandemic; industrial accidents or other occupational health and safety issues; strikes and other labor disputes; or other reasons beyond our control or the control of our suppliers and business partners. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, potatoes and various fruits. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.” and “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.”

If we are unable to hire or retain key employees or a highly skilled and diverse workforce, it could have a negative impact on our business.

Our continued growth requires us to hire, retain and develop our leadership bench and a highly skilled and diverse workforce. We compete to hire new employees and then must train them and develop their skills and competencies. Any unplanned turnover or our failure to develop an adequate succession plan to backfill current leadership positions, including our Chief Executive Officer, or to hire and retain a diverse workforce could deplete our institutional knowledge base and erode our competitive advantage. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

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

Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete divestitures, could have an adverse impact on our business, financial condition and results of operations.

We regularly evaluate potential acquisitions, joint ventures and divestitures. Potential issues associated with these activities could include, among other things, our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of an acquisition or the formation of a joint venture within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with an acquisition or joint venture; and diversion of management’s attention from base strategies and objectives. In 2011, we acquired Wimm-Bill-Dann Foods OJSC (WBD), a Russian company. We continue to assess WBD’s business practices, policies and procedures as well as its compliance with our Worldwide Code of Conduct and applicable laws and, as described under Item 9A. Controls and Procedures, we are in the process of integrating WBD into our overall internal control over financial reporting processes. With respect to acquisitions, including but not limited to the acquisition of WBD, the following also pose potential risks: our ability to successfully combine our businesses with the business of the acquired company, including integrating the manufacturing, distribution, sales and administrative support activities and information technology systems among our company and the acquired company and successfully operating in new categories; motivating, recruiting and retaining executives and key employees; conforming standards, controls (including internal control over financial reporting), procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining corporate and administrative infrastructures; consolidating sales and marketing operations; retaining existing customers and attracting new customers; identifying and eliminating redundant and underperforming operations and assets; coordinating geographically dispersed organizations; and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. With respect to joint ventures, we share ownership and management responsibility of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do and joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. In addition, acquisitions and joint ventures outside of the United States increase our exposure to risks associated with operations outside of the United States, including fluctuations in exchange rates and compliance with laws and regulations outside the United States. With respect to divestitures, we may not be able to complete proposed divestitures on terms commercially favorable to us. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, or if a divestiture is not successfully completed, our business, financial condition and results of operations could be adversely impacted.

Failure to successfully implement our global operating model could have an adverse impact on our business, financial condition and results of operations.

We recently created the Global Beverages Group and the Global Snacks Group, both of which are focused on innovation, research and development, brand management and best-practice sharing around the world, as well as collaborating with our Global Nutrition Group to grow our nutrition portfolio. If we are unable to successfully implement our global operating model, including retention of key employees, our business, financial condition and results of operations could be adversely impacted.

Failure to realize anticipated benefits from our productivity plan could have an adverse impact on our business, financial condition and results of operations.

We are implementing a strategic plan that we believe will position our business for future success and growth, to allow us to achieve a lower cost structure and operate efficiently in the highly competitive food, snack and beverage industries. In order to capitalize on our cost reduction efforts, it will be necessary to make certain investments in our business, which may be limited due to capital constraints. In addition, it is critical that we have the appropriate personnel in place to continue to lead and execute our plan. Our future success and earnings growth depends in part on our ability to reduce costs and improve efficiencies. If we are unable to successfully implement our productivity plan or fail to implement it as timely as we anticipate, our business, financial condition and results of operations could be adversely impacted.

Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.

Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets. Any downgrade of our current credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. Our borrowing costs and access to the commercial paper market could also be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade.

Our intellectual property rights could be infringed or challenged and reduce the value of our products and brands and have an adverse impact on our business, financial condition and results of operations.

We possess intellectual property rights that are important to our business. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents,

business processes and other trade secrets which are important to our business and relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. We protect our intellectual property rights globally through a combination of trademark, copyright, patent and trade secret laws, third-party assignment and nondisclosure agreements and monitoring of third-party misuses of our intellectual property. If we fail to obtain or adequately protect our ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets, or if there is a change in law that limits or removes the current legal protections of our intellectual property, the value of our products and brands could be reduced and there could be an adverse impact on our business, financial condition and results of operations. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Item 1B. Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

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

Frito-Lay North America

FLNA’s most significant properties include its headquarters building and a research facility in Plano, Texas, both of which are owned. FLNA also owns or leases approximately 40 food manufacturing and processing plants and approximately 1,720 warehouses, distribution centers and offices. In addition, FLNA also utilizes approximately 40 plants and production processing facilities that are owned or leased by our contract manufacturers or co-packers. FLNA’s joint venture with Strauss Group also utilizes three plant facilities, one warehouse/distribution center and one office, all of which are owned or leased by the joint venture.

Quaker Foods North America

QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property. QFNA also owns four plants and production processing facilities and one office in North America. In addition, QFNA utilizes approximately 40 manufacturing plants, production processing facilities and distribution centers that are owned or leased by our contract manufacturers or co-packers.

Latin America Foods

LAF’s most significant properties include two snack manufacturing plants in the Mexican cities of Celaya and Guadalajara, both of which are owned. LAF also owns or leases approximately 60 food manufacturing and processing plants and approximately 665 warehouses, distribution centers and offices. In addition, LAF also utilizes three properties owned by contract manufacturers or co-packers. LAF also utilizes one plant facility that is co-owned by a joint venture partner.

PepsiCo Americas Beverages

PAB’s most significant properties include an office building in Somers, New York and an office building it shares with QFNA in downtown Chicago, Illinois, both of which are leased, and its Tropicana facility in Bradenton, Florida, its concentrate plants in Cork, Ireland and its research and development facility in Valhalla, New York, all of which are owned. PAB also owns or leases approximately 85 bottling and production plants and production processing facilities and approximately 445 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 15 bottling plants and 180 distribution centers. PAB also utilizes approximately 60 plants and production processing facilities and approximately 25 warehouses and distribution centers that are owned or leased by our contract manufacturers or co-packers. PAB also utilizes approximately 185 facilities that are co-owned by a joint venture partner.

Europe

Europe’s most significant properties are its snack manufacturing and processing plant located in Leicester, United Kingdom which is leased, and its snack research and development facility in Leicester, United Kingdom, its beverage plant in Lebedyan, Russia and its dairy plant in Moscow, Russia, all of which are owned. Europe also owns or leases approximately 120 plants and approximately 670 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease one plant and four distribution centers. Europe also utilizes approximately 35 properties owned by contract manufacturers or co-packers. In addition, Europe utilizes one plant and production processing facility and three distribution centers that are co-owned by or co-leased with a joint venture partner.

Asia, Middle East & Africa

AMEA’s most significant properties are its beverage plants located in Shenzhen, China, Sixth of October City, Egypt and Amman, Jordan and its snack manufacturing and processing plants located in Sixth of October City, Egypt and Tingalpa, Australia, all of which are owned. AMEA also owns or leases approximately 80 plants and approximately 1,265 warehouses, distribution centers and offices. In addition, authorized bottlers in which we have an ownership interest own or lease approximately 20 plants and 90 distribution centers. AMEA also utilizes approximately 60 properties owned by contract manufacturers or co-packers. In addition, AMEA also utilizes approximately 25 plants and production processing facilities and approximately 10 distribution centers that are co-owned by or co-leased with our joint venture partners.

Shared Properties

QFNA shares two offices with FLNA and approximately 20 warehouses and distribution centers and 5 offices with PAB, including a research and development laboratory in Barrington, Illinois. FLNA shares one production facility with LAF. PAB, Europe and AMEA share two production facilities. Europe and AMEA share a research and development facility and an office. PAB and LAF share four beverage plants and two offices. PAB and AMEA share two concentrate plants.

Item 3. Legal Proceedings.

We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See also “Item 1. Business – Regulatory Environment and Environmental Compliance.”

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following is a list of names, ages and backgrounds of our current executive officers:

Zein Abdalla, 53, became Chief Executive Officer of PepsiCo Europe in November 2009. Mr. Abdalla joined PepsiCo in 1995 and has held a variety of senior positions. He has served as General Manager of PepsiCo’s European Beverage Business, General Manager Tropicana Europe and Franchise Vice President for Pakistan and the Gulf region. From 2005 to 2008 he led PepsiCo’s continental Europe operations. In September 2008 he went on to lead the complete portfolio of PepsiCo businesses in Europe. Prior to joining PepsiCo, Mr. Abdalla worked for Mars Incorporated in engineering and manufacturing roles, as well as in sales, marketing, human resources and general management.

Saad Abdul-Latif, 58, was appointed to the role of Chief Executive Officer of PepsiCo Asia, Middle East and Africa (AMEA) in November 2009. Mr. Abdul-Latif began his career with PepsiCo in 1982 where he held a wide range of international roles in PepsiCo’s food and beverage businesses. In 1998, he was appointed General Manager for PepsiCo’s beverage business in the MENAPAK Business Unit. In 2001, his region was expanded to include Africa and Central Asia. In 2004, the snacks business in his region was included under his leadership, forming the consolidated Middle East and Africa (MEA) Region. In September 2008, his responsibilities were extended to Asia, forming the new AMEA Division of PepsiCo International where he acted as President of AMEA.

Albert P. Carey, 60, has been Chief Executive Officer, PepsiCo Americas Beverages since September 2011. He served as President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages & Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

John C. Compton, 50, has been Chief Executive Officer of PepsiCo Americas Foods since November 2007. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor in the Pulaski, Tennessee manufacturing plant. He has spent 29 years at PepsiCo in various Sales, Marketing, Operations and General Management assignments. From March 2005 until September 2006, he was President and Chief Executive Officer of Quaker, Tropicana, Gatorade, and from September 2006 until November 2007, he was Chief Executive Officer of PepsiCo North America. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.

Marie T. Gallagher, 52, was appointed PepsiCo’s Senior Vice President and Controller in May 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services and, prior to that, a senior manager at Coopers & Lybrand.

Thomas Greco, 53, was appointed President of Frito-Lay North America in September 2011. Prior to that, Mr. Greco served as Executive Vice President and Chief Commercial Officer for Pepsi Beverages Company. Mr. Greco joined PepsiCo in Canada in 1986, and has served in a variety of positions, including Region Vice President, Midwest; President, Frito-Lay Canada; Senior Vice President, Sales, Frito-Lay North America; President, Global Sales, PepsiCo; and Executive Vice President, Sales, North America Beverages.

Enderson Guimaraes, 52, was appointed President of PepsiCo Global Operations in October 2011. Mr. Guimaraes most recently served as Executive Vice President of Electrolux and Chief Executive Officer of its major appliances business in Europe, Africa and the Middle East. Prior to this, Mr. Guimaraes spent 10 years at Philips Electronics, first as a regional marketing executive in Brazil and ultimately as Senior Vice President and head of Global Marketing Management and general manager of the WidiWall LED display business. He also served as CEO of Philips’ Lifestyle Incubator group, an innovation engine which created new businesses and developed them over several years. Earlier, Mr. Guimaraes worked in various marketing positions at Danone and Johnson & Johnson.

Hugh F. Johnston, 50, was appointed Chief Financial Officer of PepsiCo in March 2010. He previously held the position of Executive Vice President, Global Operations since November 2009 and the position of President of Pepsi-Cola North America since November 2007. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.

Dr. Mehmood Khan, 53, has been Chief Executive Officer of PepsiCo’s Global Nutrition Group since November 2010 and PepsiCo’s Chief Scientific Officer since 2008. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer. Dr. Khan also served at the Mayo Clinic until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.

Indra K. Nooyi, 56, has been PepsiCo’s Chief Executive Officer since October 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors in 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc.

Maura Abeln Smith, 56, became PepsiCo’s Executive Vice President, Public Policy, Government Affairs, General Counsel and Corporate Secretary in May 2011. Prior to joining PepsiCo, Ms. Smith served for eight years as Senior Vice President, General Counsel, Corporate Secretary and Global Government Relations of International Paper Company. From 1998 to 2003, she was Senior Vice President, General Counsel and Secretary at Owens Corning. From 2000 to 2003, she also served as Chief Restructuring Officer and a member of the Board of Directors of Owens Corning. Ms. Smith also spent seven years at General Electric where she was Vice President and General Counsel at the GE Plastics Division. Earlier in her career, Ms. Smith was a partner at the law firm Baker & McKenzie.

Cynthia M. Trudell, 58, has been PepsiCo’s Executive Vice President and Chief Human Resources Officer since April, 2011 and was PepsiCo’s Senior Vice President, Chief Personnel Officer from February 2007 until April 2011. Ms. Trudell served as a director of PepsiCo from January 2000 until her appointment to her current position. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from

2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.

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

Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2011 and 2010 are contained in our Selected Financial Data included on page 121.

Shareholders – At February 15, 2012, there were approximately 159,980 shareholders of record of our common stock.

Dividends – Dividends are usually declared in late January or early to mid-February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 2, June 1, September 7 and December 7, 2012. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2011 and 2010 is contained in our Selected Financial Data.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2011 under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010 and expiring on June 30, 2013, is set forth in the table below. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/3/11				$11,567

9/4/11 – 10/1/11	4.3	$61.39	4.3	(268)

				11,299
10/2/11 – 10/29/11	3.0	$61.52	3.0	(185)

				11,114
10/30/11 – 11/26/11	1.1	$62.46	1.1	(67)

				11,047
11/27/11 – 12/31/11	—	—	—	—

Total	8.4	$61.57	8.4	$11,047

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/3/11

9/4/11 – 10/1/11	1,200	$299.68	N/A	N/A

10/2/11 – 10/29/11	1,700	$309.46	N/A	N/A

10/30/11 – 11/26/11	—	—	N/A	N/A

11/27/11 – 12/31/11	2,600	$321.87	N/A	N/A

Total	5,500	$313.19	N/A	N/A

Item 6. Selected Financial Data.

Selected Financial Data is included on page 121.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUR BUSINESS
Executive Overview	32
Our Operations	34
Our Customers	36
Our Distribution Network	37
Our Competition	37
Other Relationships	38
Our Business Risks	38
OUR CRITICAL ACCOUNTING POLICIES
Revenue Recognition	41
Goodwill and Other Intangible Assets	42
Income Tax Expense and Accruals	43
Pension and Retiree Medical Plans	44
OUR FINANCIAL RESULTS
Items Affecting Comparability	47
Results of Operations – Consolidated Review	51
Results of Operations – Division Review	55
Frito-Lay North America	56
Quaker Foods North America	57
Latin America Foods	58
PepsiCo Americas Beverages	59
Europe	61
Asia, Middle East & Africa	63
Our Liquidity and Capital Resources	64

Our discussion and analysis is an integral part of our consolidated financial statements and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary beginning on page 124. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS

Executive Overview

We are a leading global food and beverage company with hundreds of brands that are respected household names throughout the world. Either independently or through contract manufacturers or authorized bottlers, we make, market, sell and distribute a variety of convenient and enjoyable foods and beverages in more than 200 countries and territories.

We continue to be guided by Performance with Purpose – our belief that what is good for business can and should be good for society. Our commitment to deliver sustainable growth by investing in a healthier future for people and our planet is as much of a financial decision as it is an ethical one. In 2011, PepsiCo earned a place on the prestigious Dow Jones Sustainability World Index for the fifth consecutive year, the North America Index for the sixth consecutive year and was ranked as the number one company in the index’s Food and Beverage Supersector.

Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include market share, volume, net revenue, operating profit, management operating cash flow, earnings per share and return on invested capital.

Strategies to Drive Our Growth into the Future

We made important strides in 2011. In 2012, our journey continues. We are pursuing specific strategic investment and productivity initiatives to build a stronger, more successful company. This includes an increased investment in our iconic, global brands, bringing innovation to market and increasing our advertising and marketing spending by approximately $500 to $600 million in 2012, the majority in North America. In addition, we have begun to implement a multi-year productivity program that we believe will further strengthen our complementary food and beverage businesses. These initiatives support our five strategic imperatives on which we continue to be focused.

Our first imperative is to build and extend our macrosnacks portfolio globally.

PepsiCo is the undisputed leader in macrosnacks around the world. We will work to grow our core salty snack brands—Lay’s, Doritos, Cheetos and SunChips—while continuing to expand into adjacent categories like whole grain-based snacks. We will continue to create new flavors in tune with local tastes and leverage our go-to-market expertise to ensure our products are easily accessible in consumers’ lives.

Our second imperative is to sustainably and profitably grow our beverage business worldwide.

Our beverage business remains large and highly profitable, accounting for approximately 52 percent of our net revenues in 2011. Our goal is to grow our developed market beverage business while building on promising gains in emerging and developing markets. We intend to continue to invest in and strengthen our most powerful and iconic beverage brands—Pepsi, Mountain Dew, Sierra Mist, 7UP (outside of the U.S.), Gatorade, Tropicana, Mirinda and Lipton (through our joint venture with Unilever).

Our third imperative is to build and expand our nutrition business.

Today, PepsiCo has three of the top brands in the category—Quaker, Tropicana and Gatorade—in a global market for health and wellness in consumer packaged goods that exceeds $500 billion, driven by strong demographic and consumer trends. Building from our core brands, we believe that we are well-positioned to grow our global nutrition portfolio.

Our fourth imperative is to increase and capitalize on the already high coincidence of snack and beverage consumption.

Snacks and beverages are complementary categories. When people reach for a salty snack, about 30 percent of the time, they reach for a carbonated beverage. Our ability to use that combined power goes beyond marketing—to innovation, production, distribution and brand management. We intend to increasingly capitalize on our cross-category presence to grow our positions in both snacks and beverages.

Our fifth imperative is to ensure prudent and responsible financial management.

Prudent financial management has always been a hallmark of PepsiCo. In 2012, we are bringing renewed focus to value creation in everything we do. We intend to continue to deliver attractive cash returns for shareholders by scrutinizing every capital expenditure, expense and working capital investment.

Our Operations

We are organized into four business units, as follows:

1)	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3)	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe; and

4)	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA.

Our four business units are comprised of six reportable segments (referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

Frito-Lay North America

Either independently or through contract manufacturers, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips, SunChips multigrain snacks and Santitas tortilla chips. FLNA branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads.

Quaker Foods North America

Either independently or through contract manufacturers, QFNA makes, markets, sells and distributes cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Quaker grits, Cap’n Crunch cereal, Life cereal, Rice-A-Roni side dishes, Quaker rice cakes, Pasta Roni and Near East side dishes. These branded products are sold to independent distributors and retailers.

Latin America Foods

Either independently or through contract manufacturers, LAF makes, markets, sells and distributes a number of snack food brands including Marias Gamesa, Doritos, Cheetos, Ruffles, Saladitas, Emperador, Tostitos and Sabritas, as well as many Quaker-brand cereals and snacks. These branded products are sold to independent distributors and retailers.

PepsiCo Americas Beverages

Either independently or through contract manufacturers, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Gatorade, Mountain Dew, Diet Pepsi, Aquafina, 7UP (outside the U.S.), Diet Mountain Dew, Tropicana Pure Premium, Sierra Mist and Mirinda. PAB also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea, coffee and water products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. In addition, PAB licenses the Aquafina water brand to its independent bottlers. Furthermore, PAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper and Crush. PAB operates its own bottling plants and distribution facilities. PAB also sells concentrate and finished goods for our brands to authorized bottlers, and some of these branded finished goods are sold directly by us to independent distributors and retailers. We and the independent bottlers sell our brands as finished goods to independent distributors and retailers.

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

Europe

Either independently or through contract manufacturers, Europe makes, markets, sells and distributes a number of leading snack foods including Lay’s, Walkers, Doritos, Chudo, Cheetos and Ruffles, as well as many Quaker-brand cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or through contract manufacturers, makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Pepsi Max, 7UP, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. In addition, Europe licenses the Aquafina water brand to certain of its authorized bottlers and markets this brand. Europe also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name).

Europe reports two measures of volume. Snacks volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks. Beverage volume reflects Company-owned or authorized bottler sales of beverages bearing Company-owned or licensed trademarks to independent distributors and retailers (see PepsiCo Americas Beverages above). In 2011, we acquired Wimm-Bill-Dann Foods OJSC, Russia’s leading branded food and beverage company. WBD’s portfolio of products is included within Europe’s snacks or beverage reporting, depending on product type.

See Note 15 for additional information about our acquisition of WBD in 2011.

Asia, Middle East & Africa

Either independently or through contract manufacturers, AMEA makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Chipsy, Kurkure, Doritos, Cheetos and Smith’s through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or through contract manufacturers, AMEA makes, markets and sells many Quaker-brand cereals and snacks. AMEA also makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods, under various beverage brands including Pepsi, Mirinda, 7UP, Mountain Dew, Aquafina and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. In addition, AMEA licenses the Aquafina water brand to certain of its authorized bottlers. AMEA also, either independently or through contract manufacturers, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). AMEA reports two measures of volume (see Europe above).

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

In 2011, sales to Wal-Mart (including Sam’s) represented approximately 11% of our total net revenue. Our top five retail customers represented approximately 30% of our 2011 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our independent bottlers which were used in finished goods sold by them to these retailers.

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

Our Competition

Our businesses operate in highly competitive markets. Our beverage, snack and food brands compete against global, regional, local and private label manufacturers and other value competitors.

In U.S. measured channels, our chief beverage competitor, The Coca-Cola Company, has a larger share of CSD consumption, while we have a larger share of liquid refreshment beverages consumption. In addition, The Coca-Cola Company has a significant CSD share advantage in many markets outside the United States.

Our snack and food brands hold significant leadership positions in the snack and food industry worldwide.

Our beverage, snack and food brands compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products, the introduction of new products and the effectiveness of our advertising campaigns, marketing programs, product packaging, pricing, increased efficiency in production techniques and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

Other Relationships

Certain members of our Board of Directors also serve on the boards of certain vendors and customers. Those Board members do not participate in our vendor selection and negotiations nor in our customer negotiations. Our transactions with these vendors and customers are in the normal course of business and are consistent with terms negotiated with other vendors and customers. In addition, certain of our employees serve on the boards of Pepsi Bottling Ventures LLC and other affiliated companies of PepsiCo and do not receive incremental compensation for their Board services.

Our Business Risks

We are subject to risks in the normal course of business. During 2011, the economic environment in Europe deteriorated and certain countries experienced debt and credit issues as well as currency fluctuations. We are identifying actions to potentially mitigate the unfavorable impact, if any, on our 2012 financial results. See also “Risk Factors” in Item 1A., “Executive Overview” above and “Market Risks” below for more information about these risks.

Risk Management Framework

The achievement of our strategic and operating objectives necessarily involves taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework to identify, assess, prioritize, address, manage, monitor and communicate risks across the Company. This framework includes:

•

PepsiCo’s Board of Directors, which is responsible for overseeing the Company’s risk assessment and mitigation, receives updates on key risks throughout the year. The Audit Committee of the Board of Directors helps define PepsiCo’s risk management processes and assists the Board in its oversight of strategic, financial, operating, business, compliance, safety, reputational and other risks facing PepsiCo. The Compensation Committee of the Board of Directors assists the Board in overseeing potential risks that may be associated with the Company’s compensation programs.

•	The PepsiCo Risk Committee (PRC), comprised of a cross-functional, geographically diverse, senior management group which meets regularly to identify, assess, prioritize and address our key risks;

•	Division Risk Committees (DRCs), comprised of cross-functional senior management teams which meet regularly to identify, assess, prioritize and address division-specific business risks;

•

PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the DRCs, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Audit Committee and Board of Directors;

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

In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. See Note 9 for further information on our non-cancelable purchasing commitments. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest risks are classified as operating activities. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk. See “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” in “Risk Factors” in Item 1A.

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

Commodity Prices

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for metals, energy and agricultural products.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $598 million as of December 31, 2011 and $590 million as of December 25, 2010. At the end of 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2011 by $52 million.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $630 million as of December 31, 2011 and $266 million as of December 25, 2010. At the end of 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net losses in 2011 by $58 million.

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

Our operations outside of the U.S. generate approximately 50% of our net revenue, with Russia, Mexico, Canada and the United Kingdom comprising approximately 23% of our net revenue. As a result, we are exposed to foreign currency risks. During 2011, favorable foreign currency contributed 1 percentage point to net revenue growth, primarily due to appreciation of the euro, Canadian dollar and Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

In addition, we continue to use the official exchange rate to translate the financial statements of our snack and beverage businesses in Venezuela. We use the official rate as we currently intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses were reported under hyperinflationary accounting. Consequently, the functional currency of our Venezuelan entities was changed from the bolivar fuerte (bolivar) to the U.S. dollar. Effective January 11, 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per dollar to 4.3 bolivars per dollar; however, certain activities were permitted to access an exchange rate of 2.6 bolivars per dollar. We continue to use all available options to obtain U.S. dollars to meet our operational needs. In 2011 and 2010, the majority of our transactions were remeasured at the 4.3 exchange rate, and as a result of the change to hyperinflationary accounting and the devaluation of the bolivar, we recorded a one-time net charge of $120 million in the first quarter of 2010. In 2011 and 2010, our operations in Venezuela comprised 8% and 4% of our cash and cash equivalents balance, respectively, and generated less than 1% of our net revenue. As of January 1, 2011, the Venezuelan government unified the country’s two official exchange rates (4.3 and 2.6 bolivars per dollar) by eliminating the 2.6 bolivars per dollar rate, which was previously permitted for certain activities. This change did not have a material impact on our financial statements.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We may enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Our foreign currency derivatives had a total face value of $2.3 billion as of December 31, 2011 and $1.7 billion as of December 25, 2010. At the end of 2011, we estimate that an unfavorable 10% change in the exchange rates would have decreased our net unrealized gains by $105 million. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross-currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

Assuming year-end 2011 variable rate debt and investment levels, a 1-percentage-point increase in interest rates would have increased net interest expense by $55 million in 2011.

OUR CRITICAL ACCOUNTING POLICIES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for pension plans, our critical accounting policies do not involve a choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented, and have discussed these policies with our Audit Committee.

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

As discussed in “Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $34.6 billion in 2011, $29.1 billion in 2010 and $12.9 billion in 2009. Sales incentives include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights and sponsorship contracts, may extend beyond one year. Payments made to obtain these rights are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $288 million as of December 31, 2011 and $296 million as of December 25, 2010 are included in current assets and other assets on our balance sheet.

For interim reporting, our policy is to allocate our forecasted full-year sales incentives for most of our programs to each of our interim reporting periods in the same year that benefits from the programs. The allocation methodology is based on our forecasted sales incentives for the full year and the proportion of each interim period’s actual gross revenue to our forecasted annual gross revenue. Based on our review of the forecasts at each interim period, any changes in estimates and the related allocation of sales incentives are recognized in the interim period as they are identified. In addition, we apply a similar allocation methodology for interim reporting purposes for other marketplace spending, which includes the costs of advertising and other marketing activities. See Note 2 for additional information on our sales incentives and other marketplace spending. Our annual financial statements are not impacted by this interim allocation methodology.

We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectibility, the aging of accounts receivable and our analysis of customer data. Bad debt expense is classified within selling, general and administrative expenses in our income statement.

Goodwill and Other Intangible Assets

We sell products under a number of brand names, many of which were developed by us. The brand development costs are expensed as incurred. We also purchase brands in acquisitions. In a business combination, the consideration is first assigned to identifiable assets and liabilities, including brands, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, product life cycles, market share, consumer awareness, brand history and future expansion expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.

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

Perpetual brands and goodwill are not amortized and are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a division or business within a division. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record, if any. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

Amortizable brands are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows.

In connection with our acquisitions of PBG and PAS, we reacquired certain franchise rights which provided PBG and PAS with the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. In determining the useful life of these reacquired franchise rights, we considered many factors, including the pre-existing perpetual bottling arrangements, the indefinite period expected for the reacquired rights to contribute to our future cash flows, as well as the lack of any factors that would limit the useful life of the reacquired rights to us, including legal, regulatory, contractual, competitive, economic or other factors. Therefore, certain reacquired franchise rights, as well as perpetual brands and goodwill, are not amortized, but instead are tested for impairment at least annually. Certain reacquired and acquired franchise rights are amortized over the remaining contractual period of the contract in which the right was granted.

On December 7, 2009, we reached an agreement with DPSG to manufacture and distribute Dr Pepper and certain other DPSG products in the territories where they were previously sold by PBG and PAS. Under the terms of the agreement, we made an upfront payment of $900 million to DPSG on February 26, 2010. Based upon the terms of the agreement with DPSG, the amount of the upfront payment was capitalized and is not amortized, but instead is tested for impairment at least annually.

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

We did not recognize any impairment charges for goodwill in the years presented. In addition, as of December 31, 2011, we did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. In connection with the merger and integration of WBD in 2011, we recorded a $14 million impairment charge for discontinued brands. We did not recognize any impairment charges for other nonamortizable intangible assets in 2010 and 2009. As of December 31, 2011, we had $31.4 billion of goodwill and other nonamortizable intangible assets, of which approximately 70% related to the acquisitions of PBG, PAS and WBD.

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

In 2011, our annual tax rate was 26.8% compared to 23.0% in 2010, as discussed in “Other Consolidated Results.” The tax rate in 2011 increased 3.8 percentage points primarily reflecting the prior year non-taxable gain and reversal of deferred taxes attributable to our previously held equity interests in connection with our acquisitions of PBG and PAS.

Pension and Retiree Medical Plans

Our pension plans cover certain full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. Certain U.S. and Canada retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts which vary based upon years of service, with retirees contributing the remainder of the cost.

As of February 2012, certain U.S. employees earning a benefit under one of our defined benefit pension plans will no longer be eligible for Company matching contributions on their 401(k) contributions.

See Note 7 for information about certain changes to our U.S. pension and retiree medical plans and changes in connection with our acquisitions of PBG and PAS.

Our Assumptions

The determination of pension and retiree medical plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefits. Annual pension and retiree medical expense amounts are principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses as discussed below, reduced by (4) the expected return on plan assets for our funded plans.

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

The expected return on pension plan assets is based on our pension plan investment strategy, our expectations for long-term rates of return by asset class, taking into account volatility and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. Our pension plan investment strategy includes the use of actively managed securities and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%. Our 2011 target investment allocation was 40% for U.S. equity, 20% for international equity and 40% for fixed income. For 2012, our target allocations are as follows: 40% for fixed income, 33% for U.S. equity, 22% for international equity and 5% for real estate. The change to the 2012 target asset allocations was made to increase diversification. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations. To calculate the expected return on pension plan assets, our market-related value of assets for fixed income is the actual fair value. For all other asset categories, we use a method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) over a five-year period. This has the effect of reducing year-to-year volatility.

The difference between the actual return on plan assets and the expected return on plan assets is added to, or subtracted from, other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service period of active plan participants, which is approximately 10 years for pension expense and approximately 8 years for retiree medical expense. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants.

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

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2012	2011	2010
Pension
Expense discount rate	4.6%	5.6%	6.0%
Expected rate of return on plan assets	7.6%	7.6%	7.6%
Expected rate of salary increases	3.8%	4.1%	4.4%
Retiree medical
Expense discount rate	4.4%	5.2%	5.8%
Expected rate of return on plan assets	7.8%	7.8%	—
Current health care cost trend rate	6.8%	7.0%	7.5%

Based on our assumptions, we expect our pension and retiree medical expenses to increase in 2012 primarily driven by lower discount rates, partially offset by expected asset returns on contributions and changes to other actuarial assumptions.

Sensitivity of Assumptions

A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. The estimated impact of a 25-basis-point decrease in the discount rate on 2012 pension expense is an increase of approximately $62 million. The estimated impact on 2012 pension expense of a 25-basis-point decrease in the expected rate of return is an increase of approximately $31 million.

See Note 7 for information about the sensitivity of our retiree medical cost assumptions.

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

Our pension contributions for 2011 were $239 million, of which $61 million was discretionary. Our retiree medical contributions for 2011 were $110 million, none of which was discretionary.

In 2012, we expect to make pension and retiree medical contributions of approximately $1.3 billion, with up to approximately $1 billion expected to be discretionary. Our cash payments for retiree medical benefits are estimated to be approximately $124 million in 2012. Our pension and retiree medical contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns and changes in tax or other benefit laws. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7.

OUR FINANCIAL RESULTS

Items Affecting Comparability

The year-over-year comparisons of our financial results are affected by the following items:

	2011	2010	2009
Net revenue
53rd week	$623	—	—
Operating profit
53rd week	$109	—	—
Mark-to-market net impact (losses)/gains	$(102)	$91	$274
Restructuring and impairment charges	$(383)	—	$(36)
Merger and integration charges	$(313)	$(769)	$(50)
Inventory fair value adjustments	$(46)	$(398)	—
Venezuela currency devaluation	—	$(120)	—
Asset write-off	—	$(145)	—
Foundation contribution	—	$(100)	—
Bottling equity income
Gain on previously held equity interests	—	$735	—
Merger and integration charges	—	$(9)	$(11)
Interest expense
53rd week	$(16)	—	—
Merger and integration charges	$(16)	$(30)	—
Debt repurchase	—	$(178)	—
Net income attributable to PepsiCo
53rd week	$64	—	—
Mark-to-market net impact (losses)/gains	$(71)	$58	$173
Restructuring and impairment charges	$(286)	—	$(29)
Gain on previously held equity interests	—	$958	—
Merger and integration charges	$(271)	$(648)	$(44)
Inventory fair value adjustments	$(28)	$(333)	—
Venezuela currency devaluation	—	$(120)	—
Asset write-off	—	$(92)	—
Foundation contribution	—	$(64)	—
Debt repurchase	—	$(114)	—
Net income attributable to PepsiCo per common share – diluted
53rd week	$0.04	—	—
Mark-to-market net impact (losses)/gains	$(0.04)	$0.04	$0.11
Restructuring and impairment charges	$(0.18)	—	$(0.02)
Gain on previously held equity interests	—	$0.60	—
Merger and integration charges	$(0.17)	$(0.40)	$(0.03)
Inventory fair value adjustments	$(0.02)	$(0.21)	—
Venezuela currency devaluation	—	$(0.07)	—
Asset write-off	—	$(0.06)	—
Foundation contribution	—	$(0.04)	—
Debt repurchase	—	$(0.07)	—

53rd Week

In 2011, we had an additional week of results (53rd week). Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years. The 53rd week increased 2011 net revenue by $623 million and operating profit by $109 million ($64 million after-tax or $0.04 per share).

Mark-to-Market Net Impact

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include metals, energy and agricultural products. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.

In 2011, we recognized $102 million ($71 million after-tax or $0.04 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

In 2010, we recognized $91 million ($58 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In 2009, we recognized $274 million ($173 million after-tax or $0.11 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

In 2011, we incurred restructuring charges of $383 million ($286 million after-tax or $0.18 per share) in conjunction with our multi-year productivity plan (Productivity Plan), including $76 million recorded in the FLNA segment, $18 million recorded in the QFNA segment, $48 million recorded in the LAF segment, $81 million recorded in the PAB segment, $77 million recorded in the Europe segment, $9 million recorded in the AMEA segment and $74 million recorded in corporate unallocated expenses. The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty beyond 2012. As a result, we expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, approximately $425 million of which will be reflected in our 2012 results and the balance of which will be reflected in our 2013, 2014 and 2015 results. These charges will be comprised of approximately $500 million of severance and other employee-related costs; approximately $325 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $85 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011, and we anticipate approximately $550 million of related cash expenditures during 2012, with the balance of approximately $175 million of related cash expenditures in 2013 through 2015. The Productivity Plan will be substantially completed by the end of 2012 with incremental productivity initiatives continuing through the end of 2015.

In 2009, we incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program that began in 2008. The program included actions in all divisions of the business, including the closure of six plants, to increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. This program was completed in the second quarter of 2009.

Gain on Previously Held Equity Interests

In 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which was non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests.

Merger and Integration Charges

In 2011, we incurred merger and integration charges of $329 million ($271 million after-tax or $0.17 per share) related to our acquisitions of PBG, PAS and WBD, including $112 million recorded in the PAB segment, $123 million recorded in the Europe segment, $78 million recorded in corporate unallocated expenses and $16 million recorded in interest expense. These charges also include closing costs and advisory fees related to our acquisition of WBD.

In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. $467 million of these charges were recorded in the PAB segment, $111 million recorded in the Europe segment, $191 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. The merger and integration charges related to our acquisitions of PBG and PAS were incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. In total, the above charges had an after-tax impact of $648 million or $0.40 per share.

In 2009, we incurred $50 million of merger-related charges, as well as an additional $11 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS, recorded in bottling equity income. In total, these charges had an after-tax impact of $44 million or $0.03 per share.

Inventory Fair Value Adjustments

In 2011, we recorded $46 million ($28 million after-tax or $0.02 per share) of incremental costs in cost of sales related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

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

Non-GAAP Measures

Certain measures contained in this Form 10-K are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign currency. These measures are not in accordance with Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures.

Results of Operations — Consolidated Review

In the discussions of net revenue and operating profit below, effective net pricing reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries. Additionally, acquisitions and divestitures reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Servings

Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.

In 2011, total servings increased 6% compared to 2010. Excluding the impact of the 53rd week, total servings increased 5% compared to 2010. In 2010, total servings increased 7% compared to 2009. 2011 servings growth reflects an adjustment to the base year (2010) for divestitures that occurred in 2011, as applicable.

Total Net Revenue and Operating Profit

				Change
	2011	2010	2009	2011	2010
Total net revenue	$66,504	$57,838	$43,232	15%	34%
Operating profit
FLNA	$3,621	$3,376	$3,105	7%	9%
QFNA	797	741	781	8%	(5)%
LAF	1,078	1,004	904	7%	11%
PAB	3,273	2,776	2,172	18%	28%
Europe	1,210	1,054	948	15%	11%
AMEA	887	708	700	25%	1%
Corporate Unallocated
53rd week	(18)	—	—	n/m	—
Mark-to-market net impact (losses)/gains	(102)	91	274	n/m	(67)%
Restructuring and impairment charges	(74)	—	—	n/m	—
Merger and integration charges	(78)	(191)	(49)	(59)%	284%
Venezuela currency devaluation	—	(129)	—	n/m	n/m
Asset write-off	—	(145)	—	n/m	n/m
Foundation contribution	—	(100)	—	n/m	n/m
Other	(961)	(853)	(791)	13%	8%

Total operating profit	$9,633	$8,332	$8,044	16%	4%

Total operating profit margin	14.5%	14.4%	18.6%	0.1	(4.2)

n/m represents year-over-year changes that are not meaningful.

2011

On a reported basis, total operating profit increased 16% and operating margin increased 0.1 percentage points. Operating profit growth was primarily driven by the net revenue growth, partially offset by higher commodity costs. Items affecting comparability (see “Items Affecting Comparability”) contributed 10 percentage points to the total operating profit growth and 1.2 percentage points to the total operating margin increase.

2010

On a reported basis, total operating profit increased 4% and operating margin decreased 4.2 percentage points. Operating profit performance was impacted by items affecting comparability (see “Items Affecting Comparability”), which reduced operating profit by 21 percentage points and contributed 2.9 percentage points to the total operating margin decline. Operating profit performance also reflects the incremental operating results from our acquisitions of PBG and PAS.

Other Consolidated Results

				Change
	2011	2010	2009	2011	2010
Bottling equity income	—	$735	$365	$(735)	$370
Interest expense, net	$(799)	$(835)	$(330)	$36	$(505)
Annual tax rate	26.8%	23.0%	26.0%
Net income attributable to PepsiCo	$6,443	$6,320	$5,946	2%	6%
Net income attributable to PepsiCo per common share – diluted	$4.03	$3.91	$3.77	3%	4%
53rd week	(0.04)	—	—
Mark-to-market net impact losses/(gains)	0.04	(0.04)	(0.11)
Restructuring and impairment charges	0.18	—	0.02
Gain on previously held equity interests	—	(0.60)	—
Merger and integration charges	0.17	0.40	0.03
Inventory fair value adjustments	0.02	0.21	—
Venezuela currency devaluation	—	0.07	—
Asset write-off	—	0.06	—
Foundation contribution	—	0.04	—
Debt repurchase	—	0.07	—

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$4.40	$4.13 **	$3.71	7%	12%

Impact of foreign currency translation				(1)	1

Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*				5%**	12%**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

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

2011

Bottling equity income decreased $735 million, reflecting the gain in the prior year on our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net interest expense decreased $36 million, primarily reflecting interest expense in the prior year in connection with our cash tender offer to repurchase debt in 2010, partially offset by higher average debt balances in 2011.

The reported tax rate increased 3.8 percentage points compared to 2010, primarily reflecting the prior year non-taxable gain and reversal of deferred taxes attributable to our previously held equity interests in connection with our acquisitions of PBG and PAS.

Net income attributable to PepsiCo increased 2% and net income attributable to PepsiCo per common share increased 3%. Items affecting comparability (see “Items Affecting Comparability”) decreased net income attributable to PepsiCo by 3 percentage points and net income attributable to PepsiCo per common share by 3.5 percentage points.

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

Results of Operations — Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, 2011 volume growth measures reflect an adjustment to the base year (2010) for divestitures that occurred in 2011. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2011	$13,322	$2,656	$7,156	$22,418	$13,560	$7,392	$66,504
Net Revenue, 2010	$12,573	$2,656	$6,315	$20,401	$9,602	$6,291	$57,838
% Impact of:
Volume(a)	2%	(5)%	3.5%	*	*	10%	*
Effective net pricing(b)	3	4	8	*	*	6	*
Foreign exchange	—	1	2	1	3	2	1
Acquisitions and divestitures	—	—	—	*	*	—	*

% Change(c)	6%	—%	13%	10%	41%	17%	15%

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2010	$12,573	$2,656	$6,315	$20,401	$9,602	$6,291	$57,838
Net Revenue, 2009	$12,421	$2,687	$5,703	$10,116	$7,028	$5,277	$43,232
% Impact of:
Volume(a)	—%	—%	3%	*	*	12%	*
Effective net pricing(b)	—	(2)	6	*	*	3	*
Foreign exchange	1	1	1	—	(1)	3	1
Acquisitions and divestitures	—	—	—	*	*	1	*

% Change(c)	1%	(1)%	11%	102%	37%	19%	34%

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

Frito-Lay North America

				% Change
	2011	2010	2009	2011		2010
Net revenue	$13,322	$12,573	$12,421	6		1
53rd week	(260)	—	—

Net revenue excluding above item*	$13,062	$12,573	$12,421	4		1

Impact of foreign currency translation				—		(1)

Net revenue growth excluding above item, on a constant currency basis*				3.5	**	—

Operating profit	$3,621	$3,376	$3,105	7		9
53rd week	(72)	—	—
Restructuring and impairment charges	76	—	1

Operating profit excluding above items*	$3,625	$3,376	$3,106	7		9

Impact of foreign currency translation				—		(1)

Operating profit growth excluding above items, on a constant currency basis*				7		8

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2011

Net revenue increased 6% and pound volume grew 3%. The volume growth primarily reflects double-digit growth in our Sabra joint venture and in variety packs, as well as mid-single-digit growth in trademark Doritos, Cheetos and Ruffles. These gains were partially offset by a double-digit decline in trademark SunChips. Net revenue growth also benefited from effective net pricing. The 53rd week contributed 2 percentage points to both net revenue and volume growth.

Operating profit grew 7%, primarily reflecting the net revenue growth. Restructuring charges reduced operating profit growth by 2 percentage points and were offset by the 53rd week, which contributed 2 percentage points to operating profit growth.

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

Operating profit grew 9%, reflecting lower commodity costs, primarily cooking oil.

Quaker Foods North America

				% Change
	2011	2010	2009	2011	2010
Net revenue	$2,656	$2,656	$2,687	—	(1)
53rd week	(42)	—	—

Net revenue excluding above item*	$2,614	$2,656	$2,687	(2)	(1)

Impact of foreign currency translation				(1)	(1)

Net revenue growth excluding above item, on a constant currency basis*				(2)**	(2)

Operating profit	$797	$741	$781	8	(5)
53rd week	(12)	—	—
Restructuring and impairment charges	18	—	2

Operating profit excluding above items*	$803	$741	$783	8	(5)

Impact of foreign currency translation				(0.5)	(1)

Operating profit growth excluding above items, on a constant currency basis*				8 **	(6)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2011

Net revenue was flat and volume declined 5%. The volume decline primarily reflects double-digit volume declines in ready-to-eat cereals and Chewy granola bars, as well as a mid-single-digit decline in Aunt Jemima syrup and mix. The impact of positive net pricing, driven primarily by price increases taken in the fourth quarter of 2010, was partially offset by negative mix. Favorable foreign currency contributed nearly 1 percentage point to the net revenue performance. The 53rd week positively contributed almost 2 percentage points to both the net revenue and volume performance.

Operating profit grew 8%, primarily reflecting the favorable effective net pricing, partially offset by the volume declines. Gains on the divestiture of a business and the sale of a distribution center increased operating profit growth by 4 percentage points, and a change in accounting methodology for inventory contributed 2 percentage points to operating profit growth (see Note 1). Restructuring charges reduced operating profit growth by over 2 percentage points and were mostly offset by the 53rd week, which contributed 2 percentage points to operating profit growth.

2010

Net revenue declined 1% and volume was flat. Low-single-digit volume declines in Oatmeal and ready-to-eat cereals were mostly offset by high-single-digit growth in Chewy granola bars. Unfavorable mix and net pricing contributed to the net revenue decline. Favorable foreign currency positively contributed 1 percentage point to net revenue performance.

Operating profit declined 5%, primarily reflecting the net revenue performance, as well as insurance settlement recoveries recorded in the prior year related to the Cedar Rapids flood, which negatively impacted operating profit performance by over 2 percentage points.

Latin America Foods

				% Change
	2011	2010	2009	2011	2010
Net revenue	$7,156	$6,315	$5,703	13	11
Impact of foreign currency translation				(2)	(1)

Net revenue growth, on a constant currency basis*				11	10

Operating profit	$1,078	$1,004	$904	7	11
Restructuring and impairment charges	48	—	3

Operating profit excluding above item*	$1,126	$1,004	$907	12	11

Impact of foreign currency translation				(1)	—

Operating profit growth excluding above item, on a constant currency basis*				11	11

*	See “Non-GAAP Measures”

2011

Volume increased 5%, primarily reflecting mid-single-digit increases in Brazil (excluding the impact of an acquisition in the fourth quarter) and at Gamesa in Mexico. Additionally, Sabritas in Mexico was up slightly. Acquisitions contributed 1 percentage point to the volume growth.

Net revenue increased 13%, primarily reflecting effective net pricing and the volume growth. Favorable foreign currency contributed 2 percentage points to net revenue growth. Acquisitions and divestitures had a nominal impact on the net revenue growth rate.

Operating profit grew 7%, driven by the net revenue growth, partially offset by higher commodity costs. Acquisitions and divestitures, which included a gain from the sale of a fish business in Brazil, contributed nearly 4 percentage points to operating profit growth. Restructuring charges reduced operating profit growth by 5 percentage points.

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

PepsiCo Americas Beverages

				% Change
	2011	2010	2009	2011	2010
Net revenue	$22,418	$20,401	$10,116	10	102
53rd week	(288)	—	—

Net revenue excluding above item*	$22,130	$20,401	$10,116	8	102

Impact of foreign currency translation				(1)	—

Net revenue growth excluding above item, on a constant currency basis*				8 **	102

Operating profit	$3,273	$2,776	$2,172	18	28
53rd week	(35)	—	—
Restructuring and impairment charges	81	—	16
Merger and integration costs	112	467	—
Inventory fair value adjustments	21	358	—
Venezuela currency devaluation	—	(9)	—

Operating profit excluding above items*	$3,452	$3,592	$2,188	(4)	64

Impact of foreign currency translation				(0.5)	4

Operating profit growth excluding above items, on a constant currency basis*				(4)**	68

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2011

Volume increased 2%, primarily reflecting a 3% increase in Latin America volume, as well as volume from incremental brands related to our DPSG manufacturing and distribution agreement, which contributed 1 percentage point to volume growth. North America volume, excluding the impact of the incremental DPSG volume, increased slightly, as a 4% increase in non-carbonated beverage volume was partially offset by a 2% decline in CSD volume. The non-carbonated beverage volume growth primarily reflected a double-digit increase in Gatorade sports drinks. The 53rd week contributed 1 percentage point to volume growth.

Net revenue increased 10%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed nearly 1 percentage point to net revenue growth and the 53rd week contributed over 1 percentage point to net revenue growth.

Reported operating profit increased 18%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit decreased 4%, mainly driven by higher commodity costs and higher selling and distribution costs, partially offset by the net revenue growth. Operating profit performance also benefited from the impact of certain insurance adjustments and more-favorable settlements of promotional spending accruals in the current year, which collectively contributed 2 percentage points to the reported operating profit growth. The net impact of the divestiture of our Mexico beverage business in the fourth quarter contributed 1 percentage point to reported operating profit growth and included a one-time gain associated with the contribution of this business to form a joint venture with both Grupo Embotelladoras Unidas S.A.B. de C.V. and Empresas Polar.

2010

Volume increased 10%, primarily reflecting volume from incremental brands related to our acquisition of PBG’s operations in Mexico, which contributed over 6 percentage points to volume growth, as well as incremental volume related to our DPSG manufacturing and distribution agreement, entered into in connection with our acquisitions of PBG and PAS, which contributed over 5 percentage points to volume growth. North America volume, excluding the impact of the incremental DPSG volume, declined 1%, driven by a 3% decline in CSD volume, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a mid-single-digit increase in Gatorade sports drinks and a high-single-digit increase in Lipton ready-to-drink teas, mostly offset by mid-single-digit declines in our base Aquafina water and Tropicana businesses.

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

Europe

				% Change
	2011	2010	2009	2011	2010
Net revenue	$13,560	$9,602	$7,028	41	37
53rd week	(33)	—	—

Net revenue excluding above item*	$13,527	$9,602	$7,028	41	37

Impact of foreign currency translation				(3)	1

Net revenue growth excluding above item, on a constant currency basis*				38	38

Operating profit	$1,210	$1,054	$948	15	11
53rd week	(8)	—	—
Restructuring and impairment charges	77	—	2
Merger and integration costs	123	111	1
Inventory fair value adjustments	25	40	—

Operating profit excluding above items*	$1,427	$1,205	$951	18	27

Impact of foreign currency translation				(4)	1

Operating profit growth excluding above items, on a constant currency basis*				14	27	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2011

Snacks volume grew 35%, primarily reflecting our acquisition of WBD, which contributed 31 percentage points to volume growth. Double-digit growth in Turkey and South Africa and high-single-digit growth in Russia (ex-WBD) was partially offset by a mid-single-digit decline in Spain. Additionally, Walkers in the United Kingdom experienced low-single-digit growth.

Beverage volume increased 21%, primarily reflecting our acquisition of WBD, which contributed 20 percentage points to volume growth, and incremental brands related to our acquisitions of PBG and PAS, which contributed nearly 1 percentage point to volume growth. A double-digit increase in Turkey and mid-single-digit increases in the United Kingdom and France were offset by a high-single-digit decline in Russia (ex-WBD).

Net revenue grew 41%, primarily reflecting our acquisition of WBD, which contributed 29 percentage points to net revenue growth, and the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign currency contributed 3 percentage points to net revenue growth.

Reported operating profit increased 15%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Our acquisition of WBD contributed 19 percentage points to the reported operating profit growth and reflected net charges of $56 million included in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 18%. Favorable foreign currency contributed 4 percentage points to operating profit growth.

2010

Snacks volume increased 2%, reflecting high-single-digit growth in South Africa and Quaker in the United Kingdom, a double-digit increase in France and mid-single-digit increases in Russia and Turkey. These gains were partially offset by a double-digit decline in Romania and a low-single-digit decline in Spain. Additionally, Walkers in the United Kingdom experienced low-single-digit growth.

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

Net revenue grew 37%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Unfavorable foreign currency reduced net revenue growth by over 1 percentage point.

Operating profit grew 11%, primarily reflecting incremental operating results from our acquisitions of PBG and PAS. Operating profit growth was also adversely impacted by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit increased 27%. Unfavorable foreign currency reduced operating profit growth by 1 percentage point.

Asia, Middle East & Africa

				% Change
	2011	2010	2009	2011		2010
Net revenue	$7,392	$6,291	$5,277	17		19
Impact of foreign currency translation				(2)		(3)

Net revenue growth, on a constant currency basis*				16	**	16

Operating profit	$887	$708	$700	25		1
Restructuring and impairment charges	9	—	12

Operating profit excluding above item*	$896	$708	$712	27		(1)

Impact of foreign currency translation				(2.5)		(3)

Operating profit growth excluding above item, on a constant currency basis*				24	**	(4)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

2011

Snacks volume grew 15%, reflecting broad-based increases driven by double-digit growth in India, China and the Middle East.

Beverage volume grew 5%, driven by double-digit growth in India and mid-single-digit growth in China and the Middle East. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 17%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 2 percentage points to net revenue growth. Acquisitions had a nominal impact on net revenue growth.

Operating profit grew 25%, driven primarily by the net revenue growth, partially offset by higher commodity costs. Acquisitions and divestitures increased operating profit growth by 16 percentage points, primarily as a result of a one-time gain associated with the sale of our investment in our franchise bottler in Thailand. Favorable foreign currency contributed 2.5 percentage points to the operating profit growth.

2010

Snacks volume grew 16%, reflecting broad-based increases driven by double-digit growth in India, the Middle East and China, partially offset by a low-single-digit decline in Australia. Acquisitions contributed nearly 3 percentage points to the snacks volume growth.

Beverage volume grew 7%, driven by double-digit growth in India and China, partially offset by a low-single-digit decline in the Middle East. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 19%, reflecting the volume growth and favorable effective net pricing. Foreign currency contributed 3 percentage points to the net revenue growth. The net impact of acquisitions and divestitures contributed 1 percentage point to the net revenue growth.

Operating profit grew 1%, driven primarily by the net revenue growth, partially offset by higher commodity costs and increased investments in strategic markets. The net impact of acquisitions and divestitures reduced operating profit growth by 10 percentage points, primarily as a result of a one-time gain in the prior year associated with the contribution of our snacks business in Japan to form a joint venture with Calbee Foods Company. Favorable foreign currency contributed over 3 percentage points to the operating profit growth and the absence of restructuring and impairment charges in the current year contributed 2 percentage points.

Our Liquidity and Capital Resources

We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. See Note 9 for a description of our credit facilities. See also “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” in “Risk Factors” in Item 1A.

In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of December 31, 2011, our operations in Venezuela comprised 8% of our cash and cash equivalents balance.

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

The table below summarizes our cash activity:

	2011	2010	2009
Net cash provided by operating activities	$8,944	$8,448	$6,796
Net cash used for investing activities	$(5,618)	$(7,668)	$(2,401)
Net cash (used for)/provided by financing activities	$(5,135)	$1,386	$(2,497)

Operating Activities

During 2011, net cash provided by operating activities was $8.9 billion, compared to net cash provided of $8.4 billion in the prior year. The increase over the prior year primarily reflects the overlap of discretionary pension contributions of $1.3 billion ($1.0 billion after-tax) in the prior year, partially offset by unfavorable working capital comparisons to the prior year.

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

Investing Activities

During 2011, net cash used for investing activities was $5.6 billion, primarily reflecting $3.3 billion for net capital spending and $2.4 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisition of WBD.

During 2010, net cash used for investing activities was $7.7 billion, primarily reflecting $3.2 billion for net capital spending, $2.8 billion of net cash paid in connection with our acquisitions of PBG and PAS, and $0.9 billion of cash paid in connection with our manufacturing and distribution agreement with DPSG. We also paid $0.5 billion to acquire WBD American Depositary Shares (ADS) in the open market.

We anticipate capital spending in 2012 of approximately $3.0 billion.

Financing Activities

During 2011, net cash used for financing activities was $5.1 billion, primarily reflecting the return of operating cash flow to our shareholders through share repurchases and dividend payments of $5.6 billion, our purchase of an additional $1.4 billion of WBD ordinary shares (including shares underlying ADSs) and our repurchase of certain WBD debt obligations of $0.8 billion, partially offset by net proceeds from long-term debt of $1.4 billion and stock option proceeds of $0.9 billion.

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

We annually review our capital structure with our Board, including our dividend policy and share repurchase activity. In the first quarter of 2012, our Board of Directors approved a 4% dividend increase, raising the dividend payable on our common stock, effective with the dividend payable in June 2012, to $2.15 per share. We expect to repurchase approximately $3.0 billion of our common stock in 2012.

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

	2011	2010	2009
Net cash provided by operating activities	$8,944	$8,448	$6,796
Capital spending	(3,339)	(3,253)	(2,128)
Sales of property, plant and equipment	84	81	58

Management operating cash flow	5,689	5,276	4,726
Discretionary pension and retiree medical contributions (after-tax)	44	983	640
Payments related to restructuring charges (after-tax)	21	20	168
Merger and integration payments (after-tax)	283	299	49
Foundation contribution (after-tax)	—	64	—
Debt repurchase (after-tax)	—	112	—
Capital investments related to the PBG/PAS integration	108	138	—

Management operating cash flow excluding above items	$6,145	$6,892	$5,583

In 2011 and 2010, management operating cash flow was used primarily to repurchase shares and pay dividends. In 2009, management operating cash flow was used primarily to pay dividends. We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining credit ratings that provide us with ready access to global and capital credit markets. However, see “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Risk Factors” in Item 1A. and “Our Business Risks” for certain factors that may impact our operating cash flows.

Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Our Business Risks”, Note 9 and “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Risk Factors” in Item 1A.

Credit Facilities and Long-Term Contractual Commitments

See Note 9 for a description of our credit facilities and long-term contractual commitments.

Off-Balance-Sheet Arrangements

It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. Additionally, we do not enter into off-balance-sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities. See Note 9.

Consolidated Statement of Income

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009

(in millions except per share amounts)

	2011	2010	2009
Net Revenue	$66,504	$57,838	$43,232
Cost of sales	31,593	26,575	20,099
Selling, general and administrative expenses	25,145	22,814	15,026
Amortization of intangible assets	133	117	63

Operating Profit	9,633	8,332	8,044
Bottling equity income	—	735	365
Interest expense	(856)	(903)	(397)
Interest income and other	57	68	67

Income before income taxes	8,834	8,232	8,079
Provision for income taxes	2,372	1,894	2,100

Net income	6,462	6,338	5,979
Less: Net income attributable to noncontrolling interests	19	18	33

Net Income Attributable to PepsiCo	$6,443	$6,320	$5,946

Net Income Attributable to PepsiCo per Common Share
Basic	$4.08	$3.97	$3.81
Diluted	$4.03	$3.91	$3.77
Weighted-average common shares outstanding
Basic	1,576	1,590	1,558
Diluted	1,597	1,614	1,577
Cash dividends declared per common share	$2.025	$1.89	$1.775

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009

(in millions)

	2011	2010	2009
Operating Activities
Net income	$6,462	$6,338	$5,979
Depreciation and amortization	2,737	2,327	1,635
Stock-based compensation expense	326	299	227
Restructuring and impairment charges	383	—	36
Cash payments for restructuring charges	(31)	(31)	(196)
Merger and integration costs	329	808	50
Cash payments for merger and integration costs	(377)	(385)	(49)
Gain on previously held equity interests in PBG and PAS	—	(958)	—
Asset write-off	—	145	—
Non-cash foreign exchange loss related to Venezuela devaluation	—	120	—
Excess tax benefits from share-based payment arrangements	(70)	(107)	(42)
Pension and retiree medical plan contributions	(349)	(1,734)	(1,299)
Pension and retiree medical plan expenses	571	453	423
Bottling equity income, net of dividends	–	42	(235)
Deferred income taxes and other tax charges and credits	495	500	284
Change in accounts and notes receivable	(666)	(268)	188
Change in inventories	(331)	276	17
Change in prepaid expenses and other current assets	(27)	144	(127)
Change in accounts payable and other current liabilities	520	488	(133)
Change in income taxes payable	(340)	123	319
Other, net	(688)	(132)	(281)

Net Cash Provided by Operating Activities	8,944	8,448	6,796

Investing Activities
Capital spending	(3,339)	(3,253)	(2,128)
Sales of property, plant and equipment	84	81	58
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	—	(2,833)	—
Acquisition of manufacturing and distribution rights from DPSG	—	(900)	—
Acquisition of WBD, net of cash and cash equivalents acquired	(2,428)	–	—
Investment in WBD	(164)	(463)	—
Other acquisitions and investments in noncontrolled affiliates	(601)	(83)	(500)
Divestitures	780	12	99
Cash restricted for pending acquisitions	—	—	15
Short-term investments, by original maturity
More than three months – purchases	—	(12)	(29)
More than three months – maturities	21	29	71
Three months or less, net	45	(229)	13
Other investing, net	(16)	(17)	–

Net Cash Used for Investing Activities	(5,618)	(7,668)	(2,401)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009

(in millions)

	2011	2010	2009
Financing Activities
Proceeds from issuances of long-term debt	$3,000	$6,451	$1,057
Payments of long-term debt	(1,596)	(59)	(226)
Debt repurchase	(771)	(500)	—
Short-term borrowings, by original maturity
More than three months – proceeds	523	227	26
More than three months – payments	(559)	(96)	(81)
Three months or less, net	339	2,351	(963)
Cash dividends paid	(3,157)	(2,978)	(2,732)
Share repurchases – common	(2,489)	(4,978)	–
Share repurchases – preferred	(7)	(5)	(7)
Proceeds from exercises of stock options	945	1,038	413
Excess tax benefits from share-based payment arrangements	70	107	42
Acquisition of noncontrolling interests	(1,406)	(159)	—
Other financing	(27)	(13)	(26)

Net Cash (Used for)/Provided by Financing Activities	(5,135)	1,386	(2,497)

Effect of exchange rate changes on cash and cash equivalents	(67)	(166)	(19)
Net (Decrease)/Increase in Cash and Cash Equivalents	(1,876)	2,000	1,879
Cash and Cash Equivalents, Beginning of Year	5,943	3,943	2,064

Cash and Cash Equivalents, End of Year	$4,067	$5,943	$3,943

Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities	—	$4,451	—

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

PepsiCo, Inc. and Subsidiaries

December 31, 2011 and December 25, 2010

(in millions except per share amounts)

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$4,067	$5,943
Short-term investments	358	426
Accounts and notes receivable, net	6,912	6,323
Inventories	3,827	3,372
Prepaid expenses and other current assets	2,277	1,505

Total Current Assets	17,441	17,569
Property, Plant and Equipment, net	19,698	19,058
Amortizable Intangible Assets, net	1,888	2,025
Goodwill	16,800	14,661
Other nonamortizable intangible assets	14,557	11,783

Nonamortizable Intangible Assets	31,357	26,444
Investments in Noncontrolled Affiliates	1,477	1,368
Other Assets	1,021	1,689

Total Assets	$72,882	$68,153

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$6,205	$4,898
Accounts payable and other current liabilities	11,757	10,923
Income taxes payable	192	71

Total Current Liabilities	18,154	15,892
Long-Term Debt Obligations	20,568	19,999
Other Liabilities	8,266	6,729
Deferred Income Taxes	4,995	4,057

Total Liabilities	51,983	46,677
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(157)	(150)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued 1,865 shares)	31	31
Capital in excess of par value	4,461	4,527
Retained earnings	40,316	37,090
Accumulated other comprehensive loss	(6,229)	(3,630)
Repurchased common stock, at cost (301 and 284 shares, respectively)	(17,875)	(16,745)

Total PepsiCo Common Shareholders’ Equity	20,704	21,273
Noncontrolling interests	311	312

Total Equity	20,899	21,476

Total Liabilities and Equity	$72,882	$68,153

See accompanying notes to consolidated financial statements.

Consolidated Statement of Equity

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009

(in millions)

	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(150)	(0.6)	(145)	(0.5)	(138)
Redemptions	(—)	(7)	(—)	(5)	(0.1)	(7)

Balance, end of year	(0.6)	(157)	(0.6)	(150)	(0.6)	(145)

Common Stock
Balance, beginning of year	1,865	31	1,782	30	1,782	30
Shares issued in connection with our acquisitions of PBG and PAS	—	—	83	1	—	—

Balance, end of year	1,865	31	1,865	31	1,782	30

Capital in Excess of Par Value
Balance, beginning of year		4,527		250		351
Stock-based compensation expense		326		299		227
Stock option exercises/RSUs converted(a)		(361)		(500)		(292)
Withholding tax on RSUs converted		(56)		(68)		(36)
Equity issued in connection with our acquisitions of PBG and PAS		—		4,451		—
Other		25		95		—

Balance, end of year		4,461		4,527		250

Retained Earnings
Balance, beginning of year		37,090		33,805		30,638
Net income attributable to PepsiCo		6,443		6,320		5,946
Cash dividends declared – common		(3,192)		(3,028)		(2,768)
Cash dividends declared – preferred		(1)		(1)		(2)
Cash dividends declared – RSUs		(24)		(12)		(9)
Other		—		6		—

Balance, end of year		40,316		37,090		33,805

Accumulated Other Comprehensive Loss
Balance, beginning of year		(3,630)		(3,794)		(4,694)
Currency translation adjustment		(1,529)		312		800
Cash flow hedges, net of tax:
Net derivative losses		(83)		(111)		(55)
Reclassification of net losses to net income		14		53		28
Pension and retiree medical, net of tax:
Net pension and retiree medical (losses)/gains		(1,110)		(280)		21
Reclassification of net losses to net income		133		166		86
Unrealized (losses)/gains on securities, net of tax		(8)		23		20
Other		(16)		1		—

Balance, end of year		(6,229)		(3,630)		(3,794)

Repurchased Common Stock
Balance, beginning of year	(284)	(16,745)	(217)	(13,383)	(229)	(14,122)
Share repurchases	(39)	(2,489)	(76)	(4,978)	—	—
Stock option exercises	20	1,251	24	1,487	11	649
Other	2	108	(15)	129	1	90

Balance, end of year	(301)	(17,875)	(284)	(16,745)	(217)	(13,383)

Total Common Shareholders’ Equity		20,704		21,273		16,908

Noncontrolling Interests
Balance, beginning of year		312		638		476
Net income attributable to noncontrolling interests		19		18		33
Distributions to noncontrolling interests, net		(24)		(6)		—
Currency translation adjustment		65		(13)		(12)
Acquisitions and divestitures		(57)		(326)		150
Other, net		(4)		1		(9)

Balance, end of year		311		312		638

Total Equity		$20,899		$21,476		$17,442

(a)	Includes total tax benefits of $43 million in 2011, $75 million in 2010 and $31 million in 2009.

(Continued on following page)

Consolidated Statement of Equity (continued)

PepsiCo, Inc. and Subsidiaries

Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009

(in millions)

	2011	2010	2009
Comprehensive Income
Net income	$6,462	$6,338	$5,979
Other comprehensive (loss)/income
Currency translation adjustment	(1,464)	299	788
Cash flow hedges, net of tax	(69)	(58)	(27)
Pension and retiree medical, net of tax:
Net prior service (cost)/credit	(10)	22	(3)
Net (losses)/gains	(967)	(136)	110
Unrealized (losses)/gains on securities, net of tax	(8)	23	20
Other	(16)	1	—

	(2,534)	151	888

Comprehensive income	3,928	6,489	6,867
Comprehensive income attributable to noncontrolling interests	(84)	(5)	(21)

Comprehensive Income Attributable to PepsiCo	$3,844	$6,484	$6,846

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions

Basis of Presentation

Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates using the equity method based on our economic ownership interest, our ability to exercise significant influence over the operating or financial decisions of these affiliates or our ability to direct their economic resources. We do not control these other affiliates, as our ownership in these other affiliates is generally less than 50%. Intercompany balances and transactions are eliminated. Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years. In 2011, we had an additional week of results (53rd week).

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

While our North America results are reported on a weekly calendar basis, most of our international operations report on a monthly calendar basis. The following chart details our quarterly reporting schedule in 2011, reflecting the extra week in the fourth quarter this year:

Quarter	U.S. and Canada	International
First Quarter	12 weeks	January, February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	17 weeks	September, October,
November and December

See “Our Divisions” below and for additional unaudited information on items affecting the comparability of our consolidated results, see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2011 presentation.

Our Divisions

We manufacture or use contract manufacturers, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages, dairy products and other foods in over 200 countries and territories with our largest operations in North America (United States and Canada), Russia, Mexico and the United Kingdom. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions. For additional unaudited information on our divisions, see “Our Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	stock-based compensation expense;

•	pension and retiree medical expense; and

•	derivatives.

Stock-Based Compensation Expense

Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2011 was approximately 15% to FLNA, 2% to QFNA, 4% to LAF, 31% to PAB, 12% to Europe, 9% to AMEA and 27% to corporate unallocated expenses. We had similar allocations of stock-based compensation expense to our divisions in 2010 and 2009. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

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

Derivatives

We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include metals, energy and agricultural products. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses. These derivatives hedge underlying commodity price risk and were not entered into for speculative purposes.

	Net Revenue			Operating Profit(a)
	2011	2010	2009	2011	2010	2009
FLNA	$13,322	$12,573	$12,421	$3,621	$3,376	$3,105
QFNA	2,656	2,656	2,687	797	741	781
LAF	7,156	6,315	5,703	1,078	1,004	904
PAB	22,418	20,401	10,116	3,273	2,776	2,172
Europe (b)	13,560	9,602	7,028	1,210	1,054	948
AMEA	7,392	6,291	5,277	887	708	700

Total division	66,504	57,838	43,232	10,866	9,659	8,610
Corporate Unallocated
53rd week				(18)	—	—
Net impact of mark-to-market on commodity hedges				(102)	91	274
Merger and integration costs				(78)	(191)	(49)
Restructuring and impairment charges				(74)	—	—
Venezuela currency devaluation				—	(129)	—
Asset write-off				—	(145)	—
Foundation contribution				—	(100)	—
Other				(961)	(853)	(791)

	$66,504	$57,838	$43,232	$9,633	$8,332	$8,044

(a)	For information on the impact of restructuring, impairment and integration charges on our divisions, see Note 3.

(b)	Change in net revenue in 2011 relates primarily to our acquisition of WBD.

Corporate

Corporate includes costs of our corporate headquarters, centrally managed initiatives, such as our ongoing global business transformation initiative and research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, certain commodity derivative gains and losses and certain other items.

Other Division Information

	Total Assets			Capital Spending
	2011	2010	2009	2011	2010	2009
FLNA	$6,120	$6,027	$6,093	$439	$515	$478
QFNA	1,174	1,217	1,241	43	48	45
LAF	4,731	4,053	3,575	413	370	310
PAB	31,187	31,622	7,670	1,006	973	182
Europe (a)	18,479	13,032	9,471	588	517	370
AMEA	6,048	5,569	4,787	693	610	572

Total division	67,739	61,520	32,837	3,182	3,033	1,957
Corporate (b)	5,143	6,394	3,933	157	220	171
Investments in bottling affiliates	—	239	3,078	—	—	—

	$72,882	$68,153	$39,848	$3,339	$3,253	$2,128

(a)	Changes in total assets in 2011 relate primarily to our acquisition of WBD.

(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2011	2010	2009	2011	2010	2009
FLNA	$7	$7	$7	$458	$448	$428
QFNA	—	—	—	54	52	48
LAF	10	6	5	238	213	189
PAB	65	56	18	865	749	345
Europe	39	35	22	522	355	236
AMEA	12	13	11	350	294	239

Total division	133	117	63	2,487	2,111	1,485
Corporate	—	—	—	117	99	87

	$133	$117	$63	$2,604	$2,210	$1,572

	Net Revenue			Long-Lived Assets(a)
	2011	2010	2009	2011	2010	2009
U.S.	$33,053	$30,618	$22,446	$28,999	$28,631	$12,496
Russia (b)	4,954	1,890	1,006	8,236	2,744	2,094
Mexico	4,782	4,531	3,210	1,027	1,671	1,044
Canada	3,364	3,081	1,996	3,097	3,133	688
United Kingdom	2,075	1,888	1,826	1,011	1,019	1,358
All other countries	18,276	15,830	12,748	12,050	11,697	8,632

	$66,504	$57,838	$43,232	$54,420	$48,895	$26,312

(a)

Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

(b)	Changes in 2011 relate primarily to our acquisition of WBD.

Note 2 — Our Significant Accounting Policies

Revenue Recognition

We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that our consumers receive the product quality and freshness that they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to concentration of credit risk by our customers, including Wal-Mart. In 2011, Wal-Mart (including Sam’s) represented approximately 11% of our total net revenue, including concentrate sales to our independent bottlers which are used in finished goods sold by them to Wal-Mart. We have not experienced credit issues with these customers.

Sales Incentives and Other Marketplace Spending

We offer sales incentives and discounts through various programs to our customers and consumers. Sales incentives and discounts are accounted for as a reduction of revenue and totaled $34.6 billion in 2011, $29.1 billion in 2010 and $12.9 billion in 2009. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $288 million as of December 31, 2011 and $296 million as of December 25, 2010, are included in current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other marketplace spending, which includes the costs of advertising and other marketing activities, totaled $3.5 billion in 2011, $3.4 billion in 2010 and $2.8 billion in 2009 and is reported as selling, general and administrative expenses. Included in these amounts were advertising expenses of $1.9 billion in 2011 and 2010 and $1.7 billion in 2009. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.

Deferred advertising costs of $163 million and $158 million at year-end 2011 and 2010, respectively, are classified as prepaid expenses on our balance sheet.

Distribution Costs

Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $9.2 billion in 2011, $7.7 billion in 2010 and $5.6 billion in 2009.

Cash Equivalents

Cash equivalents are investments with original maturities of three months or less.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate five to ten years. Software amortization totaled $156 million in 2011, $137 million in 2010 and $119 million in 2009. Net capitalized software and development costs were $1.3 billion as of December 31, 2011 and $1.1 billion as of December 25, 2010.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9.

Research and Development

We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities and to drive innovation globally. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $525 million in 2011, $488 million in 2010 and $414 million in 2009 and are reported within selling, general and administrative expenses.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA required us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we recorded a one-time related tax charge of $41 million in the second quarter of 2010. We continue to evaluate the longer-term impacts of this legislation.

In June 2011, the FASB amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB approved a deferral of the effective date of certain requirements related to the presentation and disclosure of reclassification adjustments from other comprehensive income to net income. The provisions of the retained guidance are effective as of the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In September 2011, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. An entity would continue to perform the historical first step of the impairment test if it fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance are effective for our 2012 goodwill impairment test. We are currently evaluating the impact of the new guidance on our financial statements.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance were effective as of the beginning of our 2011 fiscal year. We have reviewed our level of participation in multiemployer plans and determined that the impact of adopting this new guidance did not have a material impact on our financial statements.

In December 2011, the FASB issued new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of our 2014 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

Note 3 — Restructuring, Impairment and Integration Charges

In 2011, we incurred restructuring charges of $383 million ($286 million after-tax or $0.18 per share) in conjunction with our multi-year Productivity Plan. All of these charges were recorded in selling, general and administrative expenses. The Productivity Plan includes actions in every aspect of our business, that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty beyond 2012.

A summary of our Productivity Plan charges in 2011 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
FLNA	$74	$2	$76
QFNA	18	—	18
LAF	46	2	48
PAB	75	6	81
Europe	65	12	77
AMEA	9	—	9
Corporate	40	34	74

	$327	$56	$383

A summary of our Productivity Plan activity in 2011 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
2011 restructuring charges	$327	$56	$383
Cash payments	(1)	(29)	(30)
Non-cash charges	(25)	—	(25)

Liability as of December 31, 2011	$301	$27	$328

In 2011, we incurred merger and integration charges of $329 million ($271 million after-tax or $0.17 per share) related to our acquisitions of PBG, PAS and WBD, including $112 million recorded in the PAB segment, $123 million recorded in the Europe segment, $78 million recorded in corporate unallocated expenses and $16 million recorded in interest expense. All of these net charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. These charges also include closing costs and advisory fees related to our acquisition of WBD. Substantially all cash payments related to the above charges were made by the end of 2011.

In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. $467 million of these charges were recorded in the PAB segment, $111 million recorded in the Europe segment, $191 million recorded in corporate unallocated expenses and $30 million recorded in interest expense. All of these charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. The merger and integration charges related to our acquisitions of PBG and PAS were incurred to help create a more fully integrated supply chain and go-to-market business model, to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. These charges also include closing costs, one-time financing costs and advisory fees related to our acquisitions of PBG and PAS. In addition, we recorded $9 million of merger–related charges, representing our share of the respective merger costs of PBG and PAS, in bottling equity income. Substantially all cash payments related to the above charges were made by the end of 2011. In total, these charges had an after-tax impact of $648 million or $0.40 per share.

A summary of our merger and integration activity is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
2010 merger and integration charges	$396	$132	$280	$808
Cash payments	(114)	—	(271)	(385)
Non-cash charges	(103)	(132)	16	(219)

Liability as of December 25, 2010	179	—	25	204
2011 merger and integration charges	146	34	149	329
Cash payments	(191)	—	(186)	(377)
Non-cash charges	(88)	(34)	19	(103)

Liability as of December 31, 2011	$46	$—	$7	$53

In 2009, we incurred $50 million of charges related to the merger of PBG and PAS, of which substantially all was paid in 2009. In 2009, we also incurred charges of $36 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity for Growth program that began in 2008. The program included actions in all divisions of the business, including the closure of six plants, to increase cost competitiveness across the supply chain, upgrade and streamline our product portfolio, and simplify the organization for more effective and timely decision-making. These charges were recorded in selling, general and administrative expenses. This program was completed in the second quarter of 2009 and substantially all cash payments related to these charges were made by the end of 2010.

A summary of our Productivity for Growth charges in 2009 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
FLNA	$—	$1	$1
QFNA	—	2	2
LAF	3	—	3
PAB	6	10	16
Europe	2	—	2
AMEA	6	6	12

	$17	$19	$36

A summary of our Productivity for Growth activity is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 27, 2008	$134	$—	$64	$198
2009 restructuring and impairment charges	17	12	7	36
Cash payments	(128)	—	(68)	(196)
Currency translation	(14)	(12)	25	(1)

Liability as of December 26, 2009	9	—	28	37
Cash payments	(6)	—	(25)	(31)
Non-cash charges	(2)	—	(1)	(3)
Currency translation	—	—	(1)	(1)

Liability as of December 25, 2010	$1	$—	$1	$2

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life	2011	2010	2009
Property, plant and equipment, net
Land and improvements	10 – 34 yrs.	$1,951	$1,976
Buildings and improvements	15 – 44	7,565	7,054
Machinery and equipment, including fleet and software	5 – 15	23,798	22,091
Construction in progress		1,826	1,920

		35,140	33,041
Accumulated depreciation		(15,442)	(13,983)

		$19,698	$19,058

Depreciation expense		$2,476	$2,124	$1,500

Amortizable intangible assets, net
Acquired franchise rights	56 – 60	$916	$949
Reacquired franchise rights	1 – 14	110	110
Brands	5 – 40	1,417	1,463
Other identifiable intangibles	10 – 24	777	747

		3,220	3,269
Accumulated amortization		(1,332)	(1,244)

		$1,888	$2,025

Amortization expense		$133	$117	$63

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service. Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 31, 2011 and using average 2011 foreign exchange rates, is expected to be $122 million in 2012, $113 million in 2013, $98 million in 2014, $89 million in 2015 and $81 million in 2016.

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

Nonamortizable Intangible Assets

Perpetual brands and goodwill are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. We did not recognize any impairment charges for goodwill in the years presented. In connection with the merger and integration of WBD in 2011, we recorded a $14 million impairment charge for discontinued brands. We did not recognize any impairment charges for other nonamortizable intangible assets in 2010. The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2010	Acquisitions	Translation and Other	Balance, End of 2010	Acquisitions/ (Divestitures)	Translation and Other	Balance, End of 2011
FLNA
Goodwill	$306	$—	$7	$313	$—	$(2)	$311
Brands	30	—	1	31	—	(1)	30

	336	—	8	344	—	(3)	341

QFNA
Goodwill	175	—	—	175	—	—	175

LAF
Goodwill	479	—	18	497	331	(35)	793
Brands	136	—	7	143	20	(6)	157

	615	—	25	640	351	(41)	950

PAB (a)
Goodwill	2,431	7,476	39	9,946	(27)	13	9,932
Reacquired franchise rights	—	7,229	54	7,283	77	(18)	7,342
Acquired franchise rights	—	660	905 (b)	1,565	(1)	(2)	1,562
Brands	112	66	4	182	(20)	6	168
Other	—	10	—	10	(9)	(1)	—

	2,543	15,441	1,002	18,986	20	(2)	19,004

Europe (a) (c)
Goodwill	2,625	583	(168)	3,040	2,131	(271)	4,900
Reacquired franchise rights	—	810	(17)	793	—	(61)	732
Acquired franchise rights	—	232	(5)	227	—	(9)	218
Brands	1,378	88	(86)	1,380	3,114	(316)	4,178

	4,003	1,713	(276)	5,440	5,245	(657)	10,028

AMEA
Goodwill	518	116	56	690	—	(1)	689
Brands	126	26	17	169	—	1	170

	644	142	73	859	—	—	859

Total goodwill	6,534	8,175	(48)	14,661	2,435	(296)	16,800
Total reacquired franchise rights	—	8,039	37	8,076	77	(79)	8,074
Total acquired franchise rights	—	892	900	1,792	(1)	(11)	1,780
Total brands	1,782	180	(57)	1,905	3,114	(316)	4,703
Total other	—	10	—	10	(9)	(1)	—

	$8,316	$17,296	$832	$26,444	$5,616	$(703)	$31,357

(a)	Net increases in 2010 relate primarily to our acquisitions of PBG and PAS.

(b)	Includes $900 million related to our upfront payment to DPSG to manufacture and distribute Dr Pepper and certain other DPSG products.

(c)	Net increases in 2011 relate primarily to our acquisition of WBD.

Note 5 — Income Taxes

		2011	2010	2009
	Income before income taxes
U.S.		$3,964	$4,008	$4,209
Foreign		4,870	4,224	3,870

		$8,834	$8,232	$8,079

	Provision for income taxes
Current:	U.S. Federal	$611	$932	$1,238
	Foreign	882	728	473
	State	124	137	124

		1,617	1,797	1,835

Deferred:	U.S. Federal	789	78	223
	Foreign	(88)	18	21
	State	54	1	21

		755	97	265

		$2,372	$1,894	$2,100

	Tax rate reconciliation
	U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
	State income tax, net of U.S. Federal tax benefit	1.3	1.1	1.2
	Lower taxes on foreign results	(8.7)	(9.4)	(7.9)
	Acquisitions of PBG and PAS	—	(3.1)	—
	Other, net	(0.8)	(0.6)	(2.3)

	Annual tax rate	26.8%	23.0%	26.0%

	Deferred tax liabilities
	Investments in noncontrolled affiliates	$41	$74
	Debt guarantee of wholly owned subsidiary	828	828
	Property, plant and equipment	2,466	1,984
	Intangible assets other than nondeductible goodwill	4,297	3,726
	Other	184	647

	Gross deferred tax liabilities	7,816	7,259

	Deferred tax assets
	Net carryforwards	1,373	1,264
	Stock-based compensation	429	455
	Retiree medical benefits	504	579
	Other employee-related benefits	695	527
	Pension benefits	545	291
	Deductible state tax and interest benefits	339	320
	Long-term debt obligations acquired	223	291
	Other	822	904

	Gross deferred tax assets	4,930	4,631
	Valuation allowances	(1,264)	(875)

	Deferred tax assets, net	3,666	3,756

	Net deferred tax liabilities	$4,150	$3,503

	2011	2010	2009
Deferred taxes included within:
Assets:
Prepaid expenses and other current assets	$845	$554
Liabilities:
Deferred income taxes	$4,995	$4,057
Analysis of valuation allowances
Balance, beginning of year	$875	$586	$657
Provision/(Benefit)	464	75	(78)
Other (deductions)/additions	(75)	214	7

Balance, end of year	$1,264	$875	$586

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

Reserves

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

•

U.S. – during 2011, our tax court trial related to classification of financial instruments was completed for the 1998-2002 audit cycle. We are currently awaiting a decision by the judge. We continue to dispute with the IRS Appeals Division three matters related to the 2003-2005 audit cycle. During 2011, all but three issues, which are currently under review by the IRS Appeals Division, were resolved for tax years 2006-2007. We are currently under audit for tax years 2008-2009;

•	Mexico – audits have been completed for all taxable years through 2005. We are currently under audit for 2006;

•	United Kingdom – audits have been completed for all taxable years through 2007;

•	Canada – domestic audits have been substantially completed for all taxable years through 2007. International audits have been completed for all taxable years through 2005; and

•	Russia – audits have been substantially completed for all taxable years through 2008.

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

As of December 31, 2011, the total gross amount of reserves for income taxes, reported in other liabilities, was $2,167 million. Any prospective adjustments to these reserves will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $660 million as of December 31, 2011, of which $90 million was recognized in 2011. The gross amount of interest accrued was $570 million as of December 25, 2010, of which $135 million was recognized in 2010.

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2011	2010
Balance, beginning of year	$2,022	$1,731
Additions for tax positions related to the current year	233	204
Additions for tax positions from prior years	147	517
Reductions for tax positions from prior years	(46)	(391)
Settlement payments	(156)	(30)
Statute of limitations expiration	(15)	(7)
Translation and other	(18)	(2)

Balance, end of year	$2,167	$2,022

Carryforwards and Allowances

Operating loss carryforwards totaling $10.0 billion at year-end 2011 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.1 billion in 2012, $8.2 billion between 2013 and 2031 and $1.7 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Undistributed International Earnings

As of December 31, 2011, we had approximately $34.1 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.

Note 6 — Stock-Based Compensation

Our stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Stock options and restricted stock units (RSU) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP), the only stock-based plan under which we currently grant stock options and

RSUs. Stock-based compensation expense was $343 million in 2011, $352 million in 2010 and $227 million in 2009. In 2011, $326 million was recorded as stock-based compensation expense, $13 million was included in merger and integration charges and $4 million was included in restructuring charges. In 2010, $299 million was recorded as stock-based compensation expense and $53 million was included in merger and integration charges. $86 million of the $352 million recorded in 2010 was related to the unvested acquisition-related grants described below. Income tax benefits related to stock-based compensation expense and recognized in earnings were $101 million in 2011, $89 million in 2010 and $67 million in 2009. At year-end 2011, 136 million shares were available for future stock-based compensation grants.

In connection with our acquisition of PBG in 2010, we issued 13.4 million stock options and 2.7 million RSUs at weighted-average grant prices of $42.89 and $62.30, respectively, to replace previously held PBG equity awards. In connection with our acquisition of PAS in 2010, we issued 0.4 million stock options at a weighted-average grant price of $31.72 to replace previously held PAS equity awards. Our equity issuances included 8.3 million stock options and 0.6 million RSUs which were vested at the acquisition date and were included in the purchase price. The remaining 5.5 million stock options and 2.1 million RSUs issued were unvested at the issuance date and are being amortized over their remaining vesting period, up to 3 years from the issuance date.

As a result of our annual benefits review in 2010, the Company approved certain changes to our benefits programs to remain market competitive relative to other leading global companies. These changes included ending the Company’s broad-based SharePower stock option program. Consequently, beginning in 2011, no new awards were granted under the SharePower program. Outstanding SharePower awards from 2010 and earlier continue to vest and are exercisable according to the terms and conditions of the program. See Note 7 for additional information regarding other related changes.

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

The fair value of stock option grants is amortized to expense over the vesting period, generally three years. Executives who are awarded long-term incentives based on their performance are generally offered the choice of stock options or RSUs. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and, through 2011, are granted 50% stock options and 50% performance-based RSUs.

Beginning in 2012, senior officers will be granted 60% market stock units and 40% long-term cash awards, each of which will be subject to pre-established performance targets. Vesting of RSU awards for senior officers is contingent upon the achievement of pre-established performance targets approved by the Compensation Committee of the Board of Directors. RSU expense is based on the fair value of PepsiCo stock on the date of grant and is amortized over the vesting period, generally three years. Each RSU is settled in a share of our stock after the vesting period.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	2011	2010	2009
Expected life	6 yrs.	5 yrs.	6 yrs.
Risk-free interest rate	2.5%	2.3%	2.8%
Expected volatility	16%	17%	17%
Expected dividend yield	2.9%	2.8%	3.0%

The expected life is the period over which our employee groups are expected to hold their options. It is based on our historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. Dividend yield is estimated over the expected life based on our stated dividend policy and forecasts of net income, share repurchases and stock price.

A summary of our stock-based compensation activity for the year ended December 31, 2011 is presented below:

Our Stock Option Activity

	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 25, 2010	106,203	$54.03
Granted	7,150	$64.31
Exercised	(19,980)	$47.74
Forfeited/expired	(2,298)	$65.73

Outstanding at December 31, 2011	91,075	$55.92	5.07	$932,748

Exercisable at December 31, 2011	58,708	$53.86	4.94	$725,781

(a)	Options are in thousands and include options previously granted under PBG, PAS and Quaker legacy plans. No additional options or shares may be granted under the PBG, PAS and Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity

	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 25, 2010	10,662	$63.27
Granted	5,333	$63.87
Converted	(2,610)	$65.81
Forfeited/expired	(1,045)	$63.71

Outstanding at December 31, 2011	12,340	$62.96	1.57	$818,776

(a)	RSUs are in thousands and include RSUs previously granted under a PBG plan. No additional RSUs or shares may be granted under the PBG plan.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Other Stock-Based Compensation Data

	2011	2010	2009
Stock Options
Weighted-average fair value of options granted	$7.79	$13.93	$7.02
Total intrinsic value of options exercised(a)	$385,678	$502,354	$194,545

RSUs
Total number of RSUs granted(a)	5,333	8,326	2,653
Weighted-average intrinsic value of RSUs granted	$63.87	$65.01	$53.22
Total intrinsic value of RSUs converted(a)	$173,433	$202,717	$124,193

(a)	In thousands.

As of December 31, 2011, there was $436 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of two years.

Note 7 — Pension, Retiree Medical and Savings Plans

Our pension plans cover certain full-time employees in the U.S. and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. Certain U.S. and Canada retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts, which vary based upon years of service, with retirees contributing the remainder of the costs.

Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, and from changes in our assumptions are determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service period of active plan participants, which is approximately 10 years for pension expense and approximately 8 years for retiree medical expense. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants.

In connection with our acquisitions of PBG and PAS, we assumed sponsorship of pension and retiree medical plans that provide benefits to certain U.S. and international employees. Subsequently, during the third quarter of 2010, we merged the pension plan assets of the legacy PBG and PAS U.S. pension plans with those of PepsiCo into one master trust.

During 2010, the Compensation Committee of PepsiCo’s Board of Directors approved certain changes to the U.S. pension and retiree medical plans, effective January 1, 2011. Pension plan design changes included implementing a new employer contribution to the 401(k) savings plan for all future salaried new hires of the Company, as salaried new hires are no longer eligible to participate in the defined benefit pension plan, as well as implementing a new defined benefit pension formula for certain hourly new hires of the Company. Pension plan design changes also included implementing a new employer contribution to the 401(k) savings plan for certain legacy PBG and PAS salaried employees (as such employees are also not eligible to participate in the defined benefit pension plan), as well as implementing a new defined benefit pension formula for certain legacy PBG and PAS hourly employees. The retiree medical plan design change included phasing out Company subsidies of retiree medical benefits.

As a result of these changes, we remeasured our pension and retiree medical expenses and liabilities in the third quarter of 2010, which resulted in a one-time pre-tax curtailment gain of $62 million included in retiree medical expenses.

The provisions of both the PPACA and the Health Care and Education Reconciliation Act are reflected in our retiree medical expenses and liabilities and were not material to our financial statements.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2011	2010	2011	2010	2011	2010
Change in projected benefit liability
Liability at beginning of year	$9,851	$6,606	$2,142	$1,709	$1,770	$1,359
Acquisitions/(divestitures)	11	2,161	(63)	90	—	396
Service cost	350	299	95	81	51	54
Interest cost	547	506	117	106	88	93
Plan amendments	21	28	(16)	—	3	(132)
Participant contributions	—	—	3	3	—	—
Experience loss/(gain)	1,484	583	224	213	(239)	95
Benefit payments	(414)	(375)	(69)	(69)	(110)	(100)
Settlement/curtailment gain	(20)	(2)	(15)	(3)	—	—
Special termination benefits	71	45	1	3	1	3
Foreign currency adjustment	—	—	(41)	(18)	(1)	2
Other	—	—	3	27	—	—

Liability at end of year	$11,901	$9,851	$2,381	$2,142	$1,563	$1,770

Change in fair value of plan assets
Fair value at beginning of year	$8,870	$5,420	$1,896	$1,561	$190	$13
Acquisitions/(divestitures)	11	1,633	(1)	52	—	—
Actual return on plan assets	542	943	79	164	—	7
Employer contributions/funding	63	1,249	176	215	110	270
Participant contributions	—	—	3	3	—	—
Benefit payments	(414)	(375)	(69)	(69)	(110)	(100)
Settlement	—	—	(30)	(2)	—	—
Foreign currency adjustment	—	—	(23)	(28)	—	—

Fair value at end of year	$9,072	$8,870	$2,031	$1,896	$190	$190

Funded status	$(2,829)	$(981)	$(350)	$(246)	$(1,373)	$(1,580)

	Pension				Retiree Medical
	U.S.		International
	2011	2010	2011	2010	2011	2010
Amounts recognized
Other assets	$—	$47	$55	$66	$—	$—
Other current liabilities	(91)	(54)	(1)	(10)	(124)	(145)
Other liabilities	(2,738)	(974)	(404)	(302)	(1,249)	(1,435)

Net amount recognized	$(2,829)	$(981)	$(350)	$(246)	$(1,373)	$(1,580)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss	$4,217	$2,726	$977	$767	$32	$270
Prior service cost/(credit)	122	117	(2)	17	(118)	(150)

Total	$4,339	$2,843	$975	$784	$(86)	$120

Components of the increase/(decrease) in net loss
Change in discount rate	$1,710	$556	$302	$213	$115	$101
Employee-related assumption changes	(140)	4	(51)	(4)	(125)	8
Liability-related experience different from assumptions	(85)	43	(27)	5	(210)	(22)
Actual asset return different from expected return	162	(300)	57	(41)	14	(6)
Amortization of losses	(147)	(119)	(55)	(24)	(12)	(9)
Other, including foreign currency adjustments	(9)	(21)	(16)	(7)	(20)	8

Total	$1,491	$163	$210	$142	$(238)	$80

Liability at end of year for service to date	$11,205	$9,163	$1,921	$1,743

The components of benefit expense are as follows:

	Pension						Retiree Medical
	U.S.			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of benefit expense
Service cost	$350	$299	$238	$95	$81	$54	$51	$54	$44
Interest cost	547	506	373	117	106	82	88	93	82
Expected return on plan assets	(704)	(643)	(462)	(136)	(123)	(105)	(14)	(1)	—
Amortization of prior service cost/(credit)	14	12	12	2	2	2	(28)	(22)	(17)
Amortization of net loss	145	119	110	40	24	9	12	9	11

	352	293	271	118	90	42	109	133	120
Settlement/curtailment (gain)/loss	(8)	(2)	(13)	30	1	3	—	(62)	—
Special termination benefits	71	45	—	1	3	—	1	3	—

Total	$415	$336	$258	$149	$94	$45	$110	$74	$120

The estimated amounts to be amortized from accumulated other comprehensive loss into benefit expense in 2012 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$259	$52	$—
Prior service cost/(credit)	17	1	(26)

Total	$276	$53	$(26)

The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Weighted-average assumptions
Liability discount rate	4.6%	5.7%	6.1%	4.8%	5.5%	5.9%	4.4%	5.2%	6.1%
Expense discount rate	5.7%	6.0%	6.2%	5.5%	6.0%	6.3%	5.2%	5.8%	6.2%
Expected return on plan assets	7.8%	7.8%	7.8%	6.7%	7.1%	7.1%	7.8%	7.8%	—
Liability rate of salary increases	3.7%	4.1%	4.4%	4.1%	4.1%	4.1%
Expense rate of salary increases	4.1%	4.4%	4.4%	4.1%	4.1%	4.2%

The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2011	2010	2011	2010	2011	2010
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(11,205)	$(525)	$(471)	$(610)
Fair value of plan assets	$9,072	$—	$344	$474
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(11,901)	$(5,806)	$(2,191)	$(1,949)	$(1,563)	$(1,770)
Fair value of plan assets	$9,072	$4,778	$1,786	$1,638	$190	$190

Of the total projected pension benefit liability at year-end 2011, $787 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments and Funding

Our estimated future benefit payments are as follows:

	2012	2013	2014	2015	2016	2017-21
Pension	$560	$560	$560	$600	$645	$4,050
Retiree medical(a)	$135	$135	$140	$145	$145	$730

(a)

Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $13 million for each of the years from 2012 through 2016 and approximately $100 million in total for 2017 through 2021.

These future benefits to beneficiaries include payments from both funded and unfunded pension plans.

In 2012, we expect to make pension and retiree medical contributions of approximately $1.3 billion, with up to approximately $1 billion expected to be discretionary. Our net cash payments for retiree medical are estimated to be approximately $124 million in 2012.

Plan Assets

Pension

Our pension plan investment strategy includes the use of actively managed securities and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%. Our 2011 target investment allocation was 40% for U.S. equity, 20% for international equity and 40% for fixed income. For 2012, our target allocations are as follows: 40% for fixed income, 33% for U.S. equity, 22% for international equity and 5% for real estate. The change to the 2012 target asset allocations was made to increase diversification. Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations.

The expected return on pension plan assets is based on our pension plan investment strategy, our expectations for long-term rates of return by asset class taking into account volatility and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. To calculate the expected return on pension plan assets, our market-related value of assets for fixed income is the actual fair value. For all other asset categories, we use a method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) over a five-year period. This has the effect of reducing year-to-year volatility.

Retiree Medical

In 2011 and 2010, we made non-discretionary contributions of $110 million and $100 million, respectively, to fund the payment of retiree medical claims. In 2010, we made a discretionary contribution of $170 million to fund future U.S. retiree medical plan benefits. This contribution was invested consistent with the allocation of existing assets in the U.S. pension plan.

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

Plan assets measured at fair value as of fiscal year-end 2011 and 2010 are categorized consistently by level in both years, and are as follows:

	2011				2010
	Total	Level 1	Level 2	Level 3	Total
U.S. plan assets*
Equity securities:
U.S. common stock(a)	$514	$514	$—	$—	$304
U.S. commingled funds(b)	3,003	—	3,003	—	3,426
International common stock(a)	1,089	1,089	—	—	834
International commingled fund(c)	776	—	776	—	992
Preferred stock(d)	19	—	19	—	4
Fixed income securities:
Government securities(d)	1,032	—	1,032	—	950
Corporate bonds(d) (e)	2,653	—	2,653	—	2,374
Mortgage-backed securities(d)	24	—	24	—	20
Other:
Contracts with insurance companies(f)	24	—	—	24	28
Cash and cash equivalents	78	78	—	—	81

Sub-total U.S. plan assets	9,212	$1,681	$7,507	$24	9,013

Dividends and interest receivable	50				47

Total U.S. plan assets	$9,262				$9,060

International plan assets
Equity securities:
U.S. commingled funds(b)	$246	$—	$246	$—	$193
International commingled funds(c)	729	—	729	—	779
Fixed income securities:
Government securities(d)	171	—	171	—	184
Corporate bonds(d)	196	—	196	—	152
Fixed income commingled funds(g)	530	—	530	—	393
Other:
Contracts with insurance companies(f)	30	—	—	30	28
Currency commingled funds(h)	52	—	52	—	42
Other commingled fund(i)	56	—	56	—	—
Cash and cash equivalents	16	16	—	—	120

Sub-total international plan assets	2,026	$16	$1,980	$30	1,891

Dividends and interest receivable	5				5

Total international plan assets	$2,031				$1,896

(a)	Based on quoted market prices in active markets.

(b)

Based on the fair value of the investments owned by these funds that track various U.S. large, mid-cap and small company indices. Includes one large-cap fund that represents 30% and 32%, respectively, of total U.S. plan assets for 2011 and 2010.

(c)	Based on the fair value of the investments owned by these funds that track various non-U.S. equity indices.

(d)	Based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes that are not observable.

(e)	Corporate bonds of U.S.-based companies represent 24% and 22%, respectively, of total U.S. plan assets for 2011 and 2010.

(f)	Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable.

(g)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

(h)	Based on the fair value of the investments owned by these funds. Includes managed hedge funds that invest primarily in derivatives to reduce currency exposure.

(i)	Based on the fair value of the investments owned by this fund that tracks various indices.

*	2011 and 2010 amounts include $190 million of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

Retiree Medical Cost Trend Rates

An average increase of 7% in the cost of covered retiree medical benefits is assumed for 2012. This average increase is then projected to decline gradually to 5% in 2020 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. In addition, as of January 1, 2011, the Company started phasing out Company subsidies of retiree medical benefits. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2011 service and interest cost components	$4	$(4)
2011 benefit liability	$39	$(29)

Savings Plan

Certain U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. The plans are designed to help employees accumulate additional savings for retirement, and we make Company matching contributions on a portion of eligible pay based on years of service.

In 2010, in connection with our acquisitions of PBG and PAS, we also made Company retirement contributions for certain employees on a portion of eligible pay based on years of service.

As of January 1, 2011, a new employer contribution to the 401(k) savings plan became effective for certain eligible legacy PBG and PAS salaried employees as well as all eligible salaried new hires of PepsiCo who are not eligible to participate in the defined benefit pension plan as a result of plan design changes approved during 2010. In 2011 and 2010, our total Company contributions were $144 million and $135 million, respectively.

As of February 2012, certain U.S. employees earning a benefit under one of our defined benefit pension plans will no longer be eligible for the Company matching contributions on their 401(k) contributions.

For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 8 — Related Party Transactions

On February 26, 2010, we completed our acquisitions of PBG and PAS, at which time we gained control over their operations and began to consolidate their results. See Notes 1 and 15. Prior to these acquisitions, PBG and PAS represented our most significant noncontrolled bottling affiliates. Sales to PBG in 2010 (prior to the acquisition date) represented less than 1% of our total net revenue in 2010 and 6% of our total net revenue in 2009.

PBG’s and PAS’s summarized income statements for 2009 are as follows:

	PBG	PAS
Net revenue	$13,219	$4,421
Gross profit	$5,840	$1,767
Operating income	$1,048	$381
Net income attributable to parent	$612	$181

Prior to the completion of our acquisitions of PBG and PAS on February 26, 2010, our significant related party transactions were primarily with PBG and PAS, as well as with other noncontrolled bottling affiliates. Related party transactions in 2011 are not material as we now consolidate PBG and PAS. All such transactions were settled on terms consistent with other trade receivables and payables. The transactions primarily consisted of (1) selling concentrate to these affiliates, which they use in the production of CSDs and non-carbonated beverages, (2) selling certain finished goods to these affiliates, (3) receiving royalties for the use of our trademarks for certain products and (4) paying these affiliates to act as our manufacturing and distribution agent for product associated with our national account fountain customers. Sales of concentrate and finished goods are reported net of bottler funding. For further unaudited information on these bottlers, see “Our Customers” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These transactions with our bottling affiliates are reflected in our consolidated financial statements as follows:

	2010(a)	2009
Net revenue	$993	$3,922
Cost of sales	$116	$634
Selling, general and administrative expenses	$6	$24
Accounts and notes receivable	$27
Accounts payable and other liabilities	$42

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

Note 9 — Debt Obligations and Commitments

	2011	2010
Short-term debt obligations
Current maturities of long-term debt	$2,549	$1,626
Commercial paper (0.1% and 0.2%)	2,973	2,632
Other borrowings (7.6% and 5.3%)	683	640

	$6,205	$4,898

Long-term debt obligations
Notes due 2011 (4.4%)	$—	$1,513
Notes due 2012 (3.0% and 3.1%)	2,353	2,437
Notes due 2013 (2.3% and 3.0%)	2,841	2,110
Notes due 2014 (4.6% and 5.3%)	3,335	2,888
Notes due 2015 (2.3% and 2.6%)	1,632	1,617
Notes due 2016 (3.9% and 5.5%)	1,876	875
Notes due 2017-2040 (4.8% and 4.9%)	10,806	9,953
Other, due 2012-2020 (9.9% and 9.8%)	274	232

	23,117	21,625
Less: current maturities of long-term debt obligations	(2,549)	(1,626)

Total	$20,568	$19,999

The interest rates in the above table reflect weighted-average rates at year-end.

In the second quarter of 2011, we issued:

•	$750 million of floating rate notes maturing in 2013, which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 8 basis points; and

•	$1.0 billion of 2.500% senior notes maturing in 2016.

In the third quarter of 2011, we issued:

•	$500 million of 0.800% senior notes maturing in 2014; and

•	$750 million of 3.000% senior notes maturing in 2021.

The net proceeds from the issuances of all the above notes were used for general corporate purposes.

In the third quarter of 2011, we entered into a new four-year unsecured revolving credit agreement (Four-Year Credit Agreement) which expires in June 2015. Effective August 8, 2011, commitments under this agreement were increased to enable us to borrow up to $2.925 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $3.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.

Also, in the third quarter of 2011, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires in June 2012. Effective August 8, 2011, commitments under this agreement were increased to enable us to borrow up to $2.925 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $3.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than June 2013.

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

In the third quarter of 2011, we paid $784 million in a cash tender offer to repurchase $766 million (aggregate principal amount) of certain WBD debt obligations. As a result of this debt repurchase, we recorded a $16 million charge to interest expense (included in merger and integration charges) in the third quarter, primarily representing the premium paid in the tender offer.

In addition, as of December 31, 2011, $848 million of our debt related to borrowings from various lines of credit that are primarily maintained for our international divisions. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2012	2013 – 2014	2015 – 2016	2017 and beyond
Long-term debt obligations(b)	$19,738	$—	$6,084	$3,451	$10,203
Interest on debt obligations(c)	7,445	852	1,394	1,091	4,108
Operating leases	1,825	423	598	337	467
Purchasing commitments	2,434	1,113	957	302	62
Marketing commitments	2,519	240	589	535	1,155

	$33,961	$2,628	$9,622	$5,716	$15,995

(a)

Reflects non-cancelable commitments as of December 31, 2011 based on year-end foreign exchange rates and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)

Excludes $2,549 million related to current maturities of long-term debt, $470 million related to the fair value step-up of debt acquired in connection with our acquisitions of PBG and PAS and $360 million related to the increase in carrying value of long-term debt representing the gains on our fair value interest rate swaps.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 31, 2011.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Non-cancelable operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for sugar and other sweeteners, packaging materials, oranges and orange juice. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments because they do not represent expected future cash outflows. See Note 7 for additional information regarding our pension and retiree medical obligations.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supplies of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for metals, energy and agricultural products. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $59 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $598 million as of December 31, 2011 and $590 million as of December 25, 2010. Ineffectiveness for our commodity hedges is not material.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $630 million as of December 31, 2011 and $266 million as of December 25, 2010.

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

Our operations outside of the U.S. generate approximately 50% of our net revenue, with Russia, Mexico, Canada and the United Kingdom comprising approximately 23% of our net revenue. As a result, we are exposed to foreign currency risks. We also enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.

Our foreign currency derivatives had a total face value of $2.3 billion as of December 31, 2011 and $1.7 billion as of December 25, 2010. During the next 12 months, we expect to reclassify net gains of $20 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Additionally, ineffectiveness for our foreign currency hedges is not material. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

Interest Rates

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross-currency swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

The notional amounts of the interest rate derivative instruments outstanding as of December 31, 2011 and December 25, 2010 were $8.33 billion and $9.23 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness for our interest rate hedges is not material. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $16 million related to these hedges from accumulated other comprehensive loss into net income.

As of December 31, 2011, approximately 38% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 43% as of December 25, 2010.

Fair Value Measurements

The fair values of our financial assets and liabilities as of December 31, 2011 and December 25, 2010 are categorized as follows:

	2011		2010
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$59	$—	$636	$—
Short-term investments – index funds(c)	$157	$—	$167	$—
Prepaid forward contracts(d)	$40	$—	$48	$—
Deferred compensation(e)	$—	$519	$—	$559
Derivatives designated as fair value hedging instruments:
Interest rate derivatives(f)	$300	$—	$276	$7
Derivatives designated as cash flow hedging instruments:
Forward exchange contracts(g)	$25	$5	$8	$23
Interest rate derivatives(f)	—	69	8	5
Commodity contracts – other(h)	3	77	70	2
Commodity contracts – futures(i)	—	1	1	23

	$28	$152	$87	$53
Derivatives not designated as hedging instruments:
Forward exchange contracts(g)	$17	$20	$1	$7
Interest rate derivatives(f)	107	141	6	45
Commodity contracts – other(h)	10	51	28	1
Commodity contracts – futures(i)	—	11	—	1

	$134	$223	$35	$54

Total derivatives at fair value	$462	$375	$398	$114

Total	$718	$894	$1,249	$673

(a)

Financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets, with the exception of available-for-sale securities and short-term investments, which are classified as short-term investments. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

(b)	Based on the price of common stock. Categorized as a Level 1 asset.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability. Categorized as a Level 1 asset.

(d)	Based primarily on the price of our common stock.

(e)

Based on the fair value of investments corresponding to employees’ investment elections. As of December 31, 2011 and December 25, 2010, $44 million and $170 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR and recently reported transactions in the marketplace.

(g)	Based on observable market transactions of spot and forward rates.

(h)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

(i)	Based on average prices on futures exchanges. Categorized as a Level 1 asset or liability.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the table below.

	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2011	2010	2011	2010	2011	2010
Forward exchange contracts	$14	$6	$(9)	$26	$26	$40
Interest rate derivatives	(113)	(104)	84	75	15	7
Commodity contracts	25	(30)	51	(32)	(36)	28

Total	$(74)	$(128)	$126	$69	$5	$75

(a)

Interest rate derivative gains are primarily from fair value hedges and are included in interest expense. These gains are substantially offset by increases in the value of the underlying debt, which is also included in interest expense. All other gains/losses are from non-designated hedges and are included in corporate unallocated expenses.

(b)	Interest rate derivative losses are included in interest expense. All other gains/losses are primarily included in cost of sales.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to the short-term maturity. Short-term investments consist principally of short-term time deposits and index funds used to manage a portion of market risk arising from our deferred compensation liability. The fair value of our debt obligations as of December 31, 2011 and December 25, 2010 was $29.8 billion and $25.9 billion, respectively, based upon prices of similar instruments in the marketplace.

Note 11 — Net Income Attributable to PepsiCo per Common Share

Basic net income attributable to PepsiCo per common share is net income available for PepsiCo common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income attributable to PepsiCo per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 25.9 million shares in 2011, 24.4 million shares in 2010 and 39.0 million shares in 2009 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $66.99 in 2011, $67.26 in 2010 and $61.52 in 2009.

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2011		2010		2009
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$6,443		$6,320		$5,946
Preferred shares:
Dividends	(1)		(1)		(1)
Redemption premium	(6)		(5)		(5)

Net income available for PepsiCo common shareholders	$6,436	1,576	$6,314	1,590	$5,940	1,558

Basic net income attributable to PepsiCo per common share	$4.08		$3.97		$3.81

Net income available for PepsiCo common shareholders	$6,436	1,576	$6,314	1,590	$5,940	1,558
Dilutive securities:
Stock options and RSUs	—	20	—	23	—	17
ESOP convertible preferred stock	7	1	6	1	6	2

Diluted	$6,443	1,597	$6,320	1,614	$5,946	1,577

Diluted net income attributable to PepsiCo per common share	$4.03		$3.91		$3.77

(a)	Weighted-average common shares outstanding (in millions).

Note 12 — Preferred Stock

As of December 31, 2011 and December 25, 2010, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2011 and 2010, there were 803,953 preferred shares issued and 206,653 and 227,653 shares outstanding, respectively. The outstanding preferred shares had a fair value of $68 million as of December 31, 2011 and $74 million as of December 25, 2010. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. Quaker made the final award to its ESOP plan in June 2001.

	2011		2010		2009
	Shares(a)	Amount	Shares(a)	Amount	Shares(a)	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41

Repurchased preferred stock
Balance, beginning of year	0.6	$150	0.6	$145	0.5	$138
Redemptions	—	7	—	5	0.1	7

Balance, end of year	0.6	$157	0.6	$150	0.6	$145

(a)	In millions.

Note 13 — Accumulated Other Comprehensive Loss Attributable to PepsiCo

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive income or loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive (loss)/income attributable to PepsiCo was $(2,599) million in 2011, $164 million in 2010 and $900 million in 2009. The accumulated balances for each component of other comprehensive loss attributable to PepsiCo were as follows:

	2011	2010	2009
Currency translation adjustment	$(2,688)	$(1,159)	$(1,471)
Cash flow hedges, net of tax(a)	(169)	(100)	(42)
Unamortized pension and retiree medical, net of tax(b)	(3,419)	(2,442)	(2,328)
Unrealized gain on securities, net of tax	62	70	47
Other	(15)	1	—

Accumulated other comprehensive loss attributable to PepsiCo	$(6,229)	$(3,630)	$(3,794)

(a)	Includes $23 million after-tax gain in 2009 for our share of our equity investees’ accumulated derivative activity.

(b)	Net of taxes of $1,831 million in 2011, $1,322 million in 2010 and $1,211 million in 2009.

Note 14 — Supplemental Financial Information

	2011	2010	2009
Accounts receivable
Trade receivables	$6,036	$5,514
Other receivables	1,033	953

	7,069	6,467

Allowance, beginning of year	144	90	$70
Net amounts charged to expense	30	12	40
Deductions (a)	(41)	(37)	(21)
Other (b)	24	79	1

Allowance, end of year	157	144	$90

Net receivables	$6,912	$6,323

Inventories (c)
Raw materials	$1,883	$1,654
Work-in-process	207	128
Finished goods	1,737	1,590

	$3,827	$3,372

(a)    Includes accounts written off.

(b)    Includes adjustments related to acquisitions, currency translation effects and other adjustments.

(c)    Inventories are valued at the lower of cost or market. Cost is determined using the average, first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Approximately 3% in 2011 and 8% in 2010 of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

	2011	2010
Other assets
Noncurrent notes and accounts receivable	$159	$165
Deferred marketplace spending	186	203
Pension plans	65	121
Other investments	89	653
Other	522	547

	$1,021	$1,689

Accounts payable and other current liabilities
Accounts payable	$4,083	$3,865
Accrued marketplace spending	1,915	1,841
Accrued compensation and benefits	1,771	1,779
Dividends payable	813	766
Other current liabilities	3,175	2,672

	$11,757	$10,923

	2011	2010	2009
Other supplemental information
Rent expense	$589	$526	$412
Interest paid	$1,039	$1,043	$456
Income taxes paid, net of refunds	$2,218	$1,495	$1,498

Note 15 — Acquisitions

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

WBD

On February 3, 2011, we acquired the ordinary shares, including shares underlying ADSs and Global Depositary Shares (GDS), of WBD, a company incorporated in the Russian Federation, which represented in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion in cash. The acquisition of those shares increased our total ownership to approximately 77%, giving us a controlling interest in WBD. Under the guidance on accounting for business combinations, once a controlling interest is obtained, we are required to recognize and measure 100% of the identifiable assets acquired, liabilities assumed and noncontrolling interests at their full fair values.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of WBD and the resulting goodwill as of the acquisition date:

Fair value of total consideration transferred
Payment in cash, for the approximately 66% of outstanding ordinary shares of WBD on February 3, 2011, including shares underlying ADSs and GDSs (or $2,428, net of cash and cash equivalents acquired)	$3,827

Fair value of our previously held equity interest in WBD prior to the acquisition	644

Total	$4,471

Acquisition date fair value of identifiable assets acquired and liabilities assumed
Inventories	$314
Property, plant and equipment	813
Amortizable intangible assets, primarily customer relationships	46
Nonamortizable intangible assets, primarily brands and tradename	3,114
Other current assets and liabilities(a)	1,244
Debt obligations	(1,114)
Other noncurrent assets and liabilities	(31)
Deferred income taxes	(665)

Total identifiable net assets	3,721
Fair value of noncontrolling interest in WBD	(1,349)
Goodwill	2,099

Total	$4,471

(a)	Includes cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other current liabilities.

Goodwill is calculated as the excess of the aggregate of the fair value of the consideration transferred, any noncontrolling interest and any previously held equity interest in the acquiree over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition of WBD primarily reflects the value of adding economies of scale from our existing manufacturing and procurement operations in Russia and synergies expected to arise from our combined brand portfolios in the nutrition and other categories, as well as any intangible assets that do not qualify for separate recognition. Goodwill is not amortizable or deductible for tax purposes. All of the goodwill is recorded in our Europe segment.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. See Note 3 for details on the expenses incurred during 2011 and 2010.

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

On June 30, 2011, we elected to exercise our squeeze-out rights under Russian law with respect to all remaining WBD ordinary shares not already owned by us. Therefore, under Russian law, all remaining WBD shareholders were required to sell their ordinary shares (including those underlying ADSs) to us at the same price that was offered to WBD shareholders in the Russian tender offer. Accordingly, all registered holders of ordinary shares on August 15, 2011 (including the ADS depositary) received 3,883.70 Russian rubles per ordinary share. After completion of the squeeze-out in September 2011 (during our fourth quarter), we paid approximately $79 million for WBD’s ordinary shares (including shares underlying ADSs) and increased our total ownership to 100% of WBD.

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

Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our General Auditor, and with our General Counsel. We also have a Compliance Department, led by our Chief Compliance Officer, to coordinate our compliance policies and practices.

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

February 27, 2012

/S/ MARIE T. GALLAGHER
Marie T. Gallagher
Senior Vice President and Controller

/S/ HUGH F. JOHNSTON
Hugh F. Johnston
Chief Financial Officer

/S/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 31, 2011 and December 25, 2010, and the related Consolidated Statements of Income, Cash Flows and Equity for each of the fiscal years in the three-year period ended December 31, 2011. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 31, 2011 and December 25, 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the internal control over financial reporting of Wimm-Bill-Dann Foods OJSC and its subsidiaries (“WBD”), which the Company acquired in February 2011. WBD represented 9% of the Company’s consolidated total assets and 4% of the Company’s consolidated net revenues as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of PepsiCo, Inc. also excluded an evaluation of the internal control over financial reporting of WBD.

/s/ KPMG LLP

New York, New York

February 27, 2012

Selected Financial Data

(in millions except per share amounts, unaudited)

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$11,937	$16,827	$17,582	$20,158	$9,368	$14,801	$15,514	$18,155
Gross profit	$6,490	$8,864	$9,130	$10,427	$4,905	$8,056	$8,506	$9,796
53rd week (a)	—	—	—	$(94)	—	—	—	—
Mark-to-market net impact (b)	$(31)	$9	$53	$71	$(46)	$4	$(16)	$(33)
Merger and integration charges (c)	$55	$58	$61	$155	$321	$155	$69	$263
Restructuring and impairment charges (d)	—	—	—	$383	—	—	—	—
Gain on previously held equity interests (e)	—	—	—	—	$(958)	—	—	—
Inventory fair value adjustments (f)	$34	$4	$3	$5	$281	$76	$17	$24
Venezuela currency devaluation (g)	—	—	—	—	$120	—	—	—
Asset write-off (h)	—	—	—	—	$145	—	—	—
Foundation contribution (i)	—	—	—	—	$100	—	—	—
Debt repurchase (j)	—	—	—	—	—	—	—	$178
Net income attributable to PepsiCo	$1,143	$1,885	$2,000	$1,415	$1,430	$1,603	$1,922	$1,365
Net income attributable to PepsiCo per common share – basic	$0.72	$1.19	$1.27	$0.90	$0.90	$1.00	$1.21	$0.86
Net income attributable to PepsiCo per common share – diluted	$0.71	$1.17	$1.25	$0.89	$0.89	$0.98	$1.19	$0.85
Cash dividends declared per common share	$0.48	$0.515	$0.515	$0.515	$0.45	$0.48	$0.48	$0.48
Stock price per share (k)
High	$67.46	$71.89	$70.75	$66.78	$66.98	$67.61	$66.83	$68.11
Low	$62.05	$63.50	$60.10	$58.50	$58.75	$61.04	$60.32	$63.43
Close	$63.24	$68.69	$63.30	$66.35	$66.56	$63.56	$65.57	$65.69

(a)

The 2011 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2011 net revenue by $623 million, gross profit by $358 million, pre-tax income by $94 million and net income attributable to PepsiCo by $64 million or $0.04 per share.

(b)

In 2011, we recognized $102 million ($71 million after-tax or $0.04 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In 2010, we recognized $91 million ($58 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

(c)

In 2011, we incurred merger and integration charges of $329 million related to our acquisitions of PBG, PAS and WBD. In total, these charges had an after-tax impact of $271 million or $0.17 per share. In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. In addition, we recorded $9 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS. In total, these charges had an after-tax impact of $648 million or $0.40 per share. See Note 3.

(d)	Restructuring and impairment charges in 2011 were $383 million ($286 million after-tax or $0.18 per share). See Note 3.

(e)

In 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which was non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. See Note 15.

(f)

In 2011, we recorded $46 million ($28 million after-tax or $0.02 per share) of incremental costs related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date. In 2010, we recorded $398 million ($333 million after-tax or $0.21 per share) of incremental costs related to fair value adjustments to the acquired inventory and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

(g)

In 2010, we recorded a one-time $120 million net charge ($120 million after-tax or $0.07 per share) related to our change to hyperinflationary accounting for our Venezuelan businesses and the related devaluation of the bolivar.

(h)	In 2010, we recorded a $145 million charge ($92 million after-tax or $0.06 per share) related to a change in scope of one release in our ongoing migration to SAP software.

(i)	In 2010, we made a $100 million ($64 million after-tax or $0.04 per share) contribution to The PepsiCo Foundation Inc., in order to fund charitable and social programs over the next several years.

(j)

In 2010, we paid $672 million in a cash tender offer to repurchase $500 million (aggregate principal amount) of our 7.90% senior unsecured notes maturing in 2018. As a result of this debt repurchase, we recorded a $178 million charge to interest expense ($114 million after-tax or $0.07 per share), primarily representing the premium paid in the tender offer.

(k)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five-Year Summary

(unaudited)

	2011	2010	2009
Net revenue	$66,504	$57,838	$43,232
Net income attributable to PepsiCo	$6,443	$6,320	$5,946
Net income attributable to PepsiCo per common share – basic	$4.08	$3.97	$3.81
Net income attributable to PepsiCo per common share – diluted	$4.03	$3.91	$3.77
Cash dividends declared per common share	$2.025	$1.89	$1.775
Total assets	$72,882	$68,153	$39,848
Long-term debt	$20,568	$19,999	$7,400
Return on invested capital(a)	14.3%	17.0%	27.5%

	2008	2007
Net revenue	$43,251	$39,474
Net income attributable to PepsiCo	$5,142	$5,658
Net income attributable to PepsiCo per common share – basic	$3.26	$3.48
Net income attributable to PepsiCo per common share – diluted	$3.21	$3.41
Cash dividends declared per common share	$1.65	$1.425
Total assets	$35,994	$34,628
Long-term debt	$7,858	$4,203
Return on invested capital(a)	24.0%	29.9%

(a)

Return on invested capital is defined as adjusted net income attributable to PepsiCo divided by the sum of average common shareholders’ equity and average total debt. Adjusted net income attributable to PepsiCo is defined as net income attributable to PepsiCo plus interest expense after-tax. Interest expense after-tax was $548 million in 2011, $578 million in 2010, $254 million in 2009, $210 million in 2008 and $143 million in 2007.

•	Includes restructuring and impairment charges of:

	2011	2009	2008	2007
Pre-tax	$383	$36	$543	$102
After-tax	$286	$29	$408	$70
Per share	$0.18	$0.02	$0.25	$0.04
• Includes mark-to-market net losses/(gains) of:

	2011	2010	2009	2008	2007
Pre-tax	$102	$(91)	$(274)	$346	$(19)
After-tax	$71	$(58)	$(173)	$223	$(12)
Per share	$0.04	$(0.04)	$(0.11)	$0.14	$(0.01)

•

The 2011 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2011 net revenue by $623 million and net income attributable to PepsiCo by $64 million or $0.04 per share.

•	In 2011, we incurred merger and integration charges of $329 million related to our acquisitions of PBG, PAS and WBD. In total, these costs had an after-tax impact of $271 million or $0.17 per share.

•

In 2011, we recorded $46 million ($28 million after-tax or $0.02 per share) of incremental costs related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

•

In 2010, we incurred merger and integration charges of $799 million related to our acquisitions of PBG and PAS, as well as advisory fees in connection with our acquisition of WBD. In addition, we recorded $9 million of merger-related charges, representing our share of the respective merger costs of PBG and PAS. In total, these costs had an after-tax impact of $648 million or $0.40 per share.

•

In 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million ($0.60 per share), comprising $735 million which was non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests.

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

GLOSSARY

Acquisitions and divestitures: reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

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

Constant currency: financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates.

Consumers: people who eat and drink our products.

CSD: carbonated soft drinks.

Customers: authorized independent bottlers, distributors and retailers.

Derivatives: financial instruments, such as futures, swaps, Treasury locks, options and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates and stock prices.

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

Independent bottlers: customers to whom we have granted exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographical area.

Management operating cash flow: net cash provided by operating activities less capital spending plus sales of property, plant and equipment. It is our primary measure used to monitor cash flow performance.

Mark-to-market net gain or loss or impact: the change in market value for commodity contracts that we purchase to mitigate the volatility in costs of energy and raw materials that we consume. The market value is determined based on average prices on national exchanges and recently reported transactions in the marketplace.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.”

Item 8. Financial Statements and Supplementary Data.

See “Item 15. Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Wimm-Bill-Dann Foods OJSC and its subsidiaries (WBD), which we acquired in February 2011. WBD’s operations represented 9% of our consolidated total assets and 4% of our consolidated net revenues as of and for the year ended December 31, 2011.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2011, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting. Moreover, we are in the process of integrating WBD into our overall internal control over financial reporting processes.

Except as described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.

Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement and is incorporated herein by reference.

We have a written code of conduct that applies to all of our employees, including our directors, Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Controller. Our Worldwide Code of Conduct is distributed to all employees, is available on our website at http://www.pepsico.com and is included as Exhibit 14 to our 2010 Annual Report on Form 10-K. A copy of our Worldwide Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577. Any amendment to our Worldwide Code of Conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2012 Proxy Statement under the caption “Corporate Governance at PepsiCo – The Nominating and Corporate Governance Committee.”

Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2012 Proxy Statement under the captions “Corporate Governance at PepsiCo – Committees of the Board of Directors” and “Corporate Governance at PepsiCo – The Audit Committee” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2012 Proxy Statement under the captions “2011 Director Compensation,” “Executive Compensation,” and “Corporate Governance at PepsiCo – Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2012 Proxy Statement and is incorporated herein by reference.

Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group is contained under the caption “Ownership of PepsiCo Common Stock by Directors and Executive Officers” in our 2012 Proxy Statement and is incorporated herein by reference. As far as we know, no person beneficially owns more than 5% of the outstanding shares of PepsiCo Common or Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2012 Proxy Statement under the caption “Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009.

Consolidated Statement of Cash Flows – Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009.

Consolidated Balance Sheet – December 31, 2011 and December 25, 2010.

Consolidated Statement of Equity – Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009.

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

Dated: February 27, 2012

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 27, 2012
Indra K. Nooyi	Chief Executive Officer

/s/ Hugh F. Johnston	Chief Financial Officer	February 27, 2012
Hugh F. Johnston

/s/ Marie T. Gallagher	Senior Vice President and Controller	February 27, 2012
Marie T. Gallagher	(Principal Accounting Officer)

/s/ Shona L. Brown	Director	February 27, 2012
Shona L. Brown

/s/ Ian M. Cook	Director	February 27, 2012
Ian M. Cook

/s/ Dina Dublon	Director	February 27, 2012
Dina Dublon

/s/ Victor J. Dzau	Director	February 27, 2012
Victor J. Dzau

/s/ Ray L. Hunt	Director	February 27, 2012
Ray L. Hunt

/s/ Alberto Ibargüen	Director	February 27, 2012
Alberto Ibargüen

/s/ Arthur C. Martinez	Director	February 27, 2012
Arthur C. Martinez

/s/ Sharon Percy Rockefeller	Director	February 27, 2012
Sharon Percy Rockefeller

/s/ James J. Schiro	Director	February 27, 2012
James J. Schiro

/s/ Lloyd G. Trotter	Director	February 27, 2012
Lloyd G. Trotter

/s/ Daniel Vasella	Director	February 27, 2012
Daniel Vasella

/s/ Alberto Weisser	Director	February 27, 2012
Alberto Weisser

INDEX TO EXHIBITS

ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington, D.C. in the SEC’s file no. 1-1183.

EXHIBIT

2.1

Agreement and Plan of Merger dated as of August 3, 2009, among PepsiCo, Inc., The Pepsi Bottling Group, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2009.

2.2

Agreement and Plan of Merger dated as of August 3, 2009, among PepsiCo, Inc., PepsiAmericas, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2009.

2.3

Purchase Agreement dated as of December 1, 2010 among PepsiCo, Inc., Pepsi-Cola (Bermuda) Limited, Gavril A. Yushvaev, David Iakobachvili, Mikhail V. Dubinin, Sergei A. Plastinin, Alexander S. Orlov, Mikhail I. Vishnaykov, Aladaro Limited, Tony D. Maher, Dmitry Ivanov, Wimm Bill Dann Finance Cyprus Ltd. and Wimm-Bill-Dann Finance Co. Ltd. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2010.

3.1

Articles of Incorporation of PepsiCo, Inc., as amended and restated, effective as of May 9, 2011, which are incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2011.

3.2

By-laws of PepsiCo, Inc., as amended, effective as of July 14, 2011, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2011.

4.1

PepsiCo, Inc. agrees to furnish to the SEC, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

4.2

Indenture dated May 21, 2007 between PepsiCo, Inc. and The Bank of New York, as trustee, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007.

4.3	Form of 5.15% Senior Note due 2012, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007.

4.4

Form of 4.65% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

4.5	Form of 5.00% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2008.

4.6

Form of 7.90% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.7

Form of 3.75% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.

4.8

Form of 3.10% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.9

Form of 4.50% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.10

Form of 5.50% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.11

Form of 0.875% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.

4.12

Form of 3.125% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.

4.13

Form of 4.875% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.

4.14

Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the Floating Rate Note due 2011, 3.10% Senior Note due 2015, 4.50% Senior Note due 2020, 5.50% Senior Note due 2040, 0.875% Senior Note due 2013, 3.125% Senior Note due 2020 and 4.875% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.15	Form of Floating Rate Note due 2013, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.16	Form of 2.500% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.17

Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the Floating Rate Note due 2013, the 2.500% Senior Note due 2016, the 0.800% Senior Note due 2014 and the 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.18

Form of 0.800% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.19

Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.20

Indenture dated as of October 24, 2008 among PepsiCo, Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.21

Form of PepsiCo Guarantee of 6.95% Senior Note due 2014 of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.22

First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Bank of New York Mellon to the Indenture dated March 8, 1999 between The Pepsi Bottling Group, Inc., Bottling Group, LLC and The Chase Manhattan Bank, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010.

4.23

Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Note due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.24

Second Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiAmericas, Inc. and The Bank New York Mellon Trust Company, N.A. to the Indenture dated as of January 15, 1993 between Whitman Corporation and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010.

4.25

First Supplemental Indenture, dated as of May 20, 1999, including the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as trustee, which is incorporated herein by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to PepsiAmericas, Inc.’s Registration Statement on Form S-8 (Registration No. 333-64292) filed with the Securities and Exchange Commission on December 29, 2005.

4.26

Form of PepsiAmericas, Inc. 7.625% Note due 2015, which is incorporated herein by reference to Exhibit 4.6 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.27

Form of PepsiAmericas, Inc. 7.29% Note due 2026, which is incorporated herein by reference to Exhibit 4.7 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.28

Form of PepsiAmericas, Inc. 7.44% Note due 2026, which is incorporated herein by reference to Exhibit 4.8 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.29

Form of PepsiAmericas, Inc. 4.50% Note due 2013, which is incorporated herein by reference to Exhibit 4.9 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.30

First Supplemental Indenture, dated as of February 26, 2010, among Pepsi-Cola Metropolitan Bottling Company, Inc., PepsiAmericas, Inc. and Wells Fargo Bank, National Association to the Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2010.

4.31

Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.32

Form of PepsiAmericas, Inc. 5.75% Note due 2012, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.

4.33

Form of PepsiAmericas, Inc. 4.375% Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

4.34

Form of PepsiAmericas, Inc. 4.875% Note due 2015, which is incorporated herein by reference to Exhibit 4.15 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.35

Form of PepsiAmericas, Inc. 5.00% Note due 2017, which is incorporated herein by reference to Exhibit 4.16 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.36

Form of PepsiAmericas, Inc. 5.50% Note due 2035, which is incorporated herein by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.37

Indenture dated as of November 15, 2002 among Bottling Group, LLC, as obligor, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Note due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to The Pepsi Bottling Group, Inc.’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.38

Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Note due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.39

Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.

4.40

Form of Bottling Group, LLC 5.00% Senior Note due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2003.

4.41

Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.42

Form of Bottling Group, LLC 5.50% Senior Note due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.43	Form of Bottling Group, LLC 6.95% Senior Note due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.44

Form of Bottling Group, LLC 5.125% Senior Note due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009.

4.45

Form of PepsiCo Guarantee of Pepsi-Cola Metropolitan Bottling Company, Inc.’s 7.00% due 2029, 7.625% Note due 2015, 7.29% Note due 2026, 7.44% Note due 2026, 4.50% Note due 2013, 5.75% Note due 2012, 4.375% Note due 2014, 4.875% Note due 2015, 5.00% Note due 2017, 5.50% Note due 2035 and Bottling Group, LLC’s 5.00% Note due 2013, 4.125% Note due 2015, 5.50% Note due 2016 and 5.125% Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated October 5, 2010.

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

10.9

Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.10

Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.11

Form of Special Long-Term Incentive Award Agreement (Restricted Stock Units Terms and Conditions), which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.12

Form of Special Long-Term Incentive Award Agreement (Stock Option Agreement), which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.13

Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.14

Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.15

Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.16

Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.17

Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.18

Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.19

Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.20

Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.21

Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.22

PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.23

PepsiCo Director Deferral Program, amended and restated effective as of January 1, 2005 with revisions through March 10, 2011, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 19, 2011.*

10.24

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plans, the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1987 Incentive Plan effective as of December 31, 2005, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.25

Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the Quaker Long-Term Incentive Plan of 1999, the Quaker Long-Term Incentive Plan of 1990 and the PepsiCo, Inc. Director Stock Plan, effective as of November 17, 2006, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.26

Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.27

Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.28

Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.29

Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.30

Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.31

Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.32

Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.33

PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 12, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.*

10.34

Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.35

Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.36

Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.37

Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.38

Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.39

Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.40

Form of Restricted Stock Unit Retention Award Agreement which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.41

PepsiCo Pension Equalization Plan (Plan Document for the 409A Plan), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.*

10.42	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*

10.43

PepsiCo Pension Equalization Plan (Plan Document for the Pre-Section 409A Program), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 13, 2009.*

10.44

PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.45

PBG 2002 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.46

PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.47

The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.48

PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.49

PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.50

Amendments to PBG 2002 Long Term Incentive Plan, PBG Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and PBG Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.51

Amendments to PBG 2004 Long Term Incentive Plan, PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, PBG Directors’ Stock Plan and PBG Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.52

PepsiAmericas, Inc. 2000 Stock Incentive Plan (including Amendments No. 1, No. 2 and No. 3 thereto), which is incorporated herein by reference to Exhibit 99.9 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.53

Amendment No. 4 to PepsiAmericas, Inc. 2000 Stock Incentive Plan (effective February 18, 2010), which is incorporated herein by reference to Exhibit 99.10 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.54

Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.11 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.55

Amendment to the PepsiCo Pension Equalization Plan Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.12 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.56

Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.57

Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.58

Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted June 28, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 4, 2010.*

10.59

Amendment to the PepsiCo Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Document), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.63 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.60

Retention Agreement, dated as of October 2, 2009, between PepsiCo, Inc. and Eric J. Foss, which is incorporated herein by reference to Exhibit 10.64 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.61

PBG Pension Equalization Plan (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.65 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.62

PBG Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.66 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.63

PBG Executive Income Deferral Program (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.67 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.64

PBG Executive Income Deferral Program (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.68 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.65	Letter Agreement, dated March 17, 2011, between PepsiCo, Inc. and Maura Abeln Smith.*

10.66

U.S. $2,875,000,000 Four-Year Credit Agreement, dated as of June 14, 2011, among PepsiCo, Inc., as Borrower, the lenders named therein, and Citibank, N.A., as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2011.

10.67

Amendment to the PBG Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Program), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 3, 2011.*

10.68	The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2010.*

10.69	Amendment to The PepsiCo International Retirement Plan Defined Benefit Program, effective as of January 1, 2011.*

10.70	PepsiCo Automatic Retirement Contribution Equalization Plan, effective as of January 1, 2011.*

10.71

Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program) and the PBG Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), generally, effective January 1, 2011 and merging the PBG Pension Equalization Plan into the PepsiCo Pension Equalization Plan as of the end of the day on December 31, 2011.*

10.72

Services Agreement, dated as of December 12, 2011 and effective as of January 1, 2012, between Richard Goodman and PepsiCo, Inc., which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2011.*

10.73

Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2012.*

10.74

Retirement Agreement, dated as of February 7, 2012 between Massimo d’Amore and PepsiCo, Inc., which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Worldwide Code of Conduct, which is incorporated herein by reference to Exhibit 14 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24

Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Marie T. Gallagher, Shona L. Brown, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Arthur C. Martinez, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Alberto Weisser.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Cash Flows, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Equity and (v) Notes to the Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.