Form 10-Q
period 2012-03-24
PEPSICO INC
filed 2012-04-26
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2012 (12 weeks)

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X

Number of shares of Common Stock outstanding as of April 20, 2012:    1,563,964,807

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/24/12	3/19/11
Net Revenue	$12,428	$11,937

Cost of sales	5,889	5,447
Selling, general and administrative expenses	4,792	4,739
Amortization of intangible assets	25	25

Operating Profit	1,722	1,726

Interest expense	(198)	(180)
Interest income and other	23	17

Income before income taxes	1,547	1,563

Provision for income taxes	414	419

Net income	1,133	1,144

Less: Net income attributable to noncontrolling interests	6	1

Net Income Attributable to PepsiCo	$1,127	$1,143

Net Income Attributable to PepsiCo per Common Share
Basic	$0.72	$0.72
Diluted	$0.71	$0.71

Weighted-average common shares outstanding
Basic	1,568	1,583
Diluted	1,584	1,605

Cash dividends declared per common share	$0.515	$0.48

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended
	3/24/12	3/19/11
Net Income	$1,133	$1,144
Other Comprehensive Income
Currency translation adjustment	1,687	645
Cash flow hedges, net of tax:
Net derivative (losses)/gains(a)	(14)	8
Reclassification of net losses to net income(b)	7	4
Pension and retiree medical, net of tax:
Reclassification of losses/(gains) to net income(c)	25	(3)
Remeasurement of net liabilities(d)	7	–
Unrealized gains/(losses) on securities, net of tax(e)	13	(13)
Other	36	(18)

Total Other Comprehensive Income	1,761	623

Comprehensive Income	2,894	1,767
Comprehensive income attributable to noncontrolling interests	(2)	(29)

Comprehensive Income Attributable to PepsiCo	$2,892	$1,738

(a)	Net of tax benefits of $1 million in 2012 and tax expense of $13 million in 2011.
(b)	Net of tax benefits of $5 million in 2012 and tax expense of $2 million in 2011.
(c)	Net of tax benefits of $15 million in 2012 and tax benefits of $1 million in 2011.
(d)	Net of tax expense of $4 million in 2012.
(e)	Net of tax benefits of $5 million in 2011.

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	12 Weeks Ended
	3/24/12	3/19/11
Operating Activities
Net income	$1,133	$1,144
Depreciation and amortization	555	523
Stock-based compensation expense	56	72
Restructuring and impairment charges	33	–
Cash payments for restructuring charges	(44)	(1)
Merger and integration charges	2	55
Cash payments for merger and integration charges	(20)	(117)
Excess tax benefits from share-based payment arrangements	(35)	(24)
Pension and retiree medical plan contributions	(1,100)	(59)
Pension and retiree medical plan expenses	129	119
Deferred income taxes and other tax charges and credits	120	(98)
Change in accounts and notes receivable	(71)	(271)
Change in inventories	(266)	(77)
Change in prepaid expenses and other current assets	(197)	(137)
Change in accounts payable and other current liabilities	(960)	(1,028)
Change in income taxes payable	90	362
Other, net	(115)	(83)

Net Cash (Used for)/Provided by Operating Activities	(690)	380

Investing Activities
Capital spending	(316)	(433)
Sales of property, plant and equipment	17	12
Acquisition of Wimm-Bill-Dann Foods OJSC (WBD), net of cash and cash equivalents acquired	–	(2,428)
Investment in WBD	–	(164)
Other acquisitions and investments in noncontrolled affiliates	(32)	(28)
Divestitures	9	–
Short-term investments, by original maturity
More than three months – maturities	–	6
Three months or less, net	52	57
Other investing, net	13	(1)

Net Cash Used for Investing Activities	(257)	(2,979)

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions, unaudited)

	12 Weeks Ended
	3/24/12	3/19/11
Financing Activities
Proceeds from issuances of long-term debt	$2,733	$9
Payments of long-term debt	(9)	(10)
Short-term borrowings, by original maturity
More than three months – proceeds	13	21
More than three months – payments	(107)	(64)
Three months or less, net	(1,696)	1,160
Cash dividends paid	(816)	(769)
Share repurchases – common	(142)	(361)
Share repurchases – preferred	(1)	(2)
Proceeds from exercises of stock options	274	218
Excess tax benefits from share-based payment arrangements	35	24
Other financing	(1)	–

Net Cash Provided by Financing Activities	283	226

Effect of exchange rate changes on cash and cash equivalents	82	92
Net Decrease in Cash and Cash Equivalents	(582)	(2,281)
Cash and Cash Equivalents, Beginning of Year	4,067	5,943

Cash and Cash Equivalents, End of Period	$3,485	$3,662

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	3/24/12	12/31/11
Assets
Current Assets
Cash and cash equivalents	$3,485	$4,067

Short-term investments	328	358

Accounts and notes receivable, less allowance: 3/12 – $168, 12/11 – $157	7,158	6,912

Inventories
Raw materials	2,071	1,883
Work-in-process	302	207
Finished goods	1,841	1,737

	4,214	3,827

Prepaid expenses and other current assets	2,393	2,277

Total Current Assets	17,578	17,441

Property, Plant and Equipment	36,193	35,140
Accumulated Depreciation	(16,188)	(15,442)

	20,005	19,698

Amortizable Intangible Assets, net	1,960	1,888

Goodwill	17,208	16,800
Other Nonamortizable Intangible Assets	15,093	14,557

Nonamortizable Intangible Assets	32,301	31,357

Investments in Noncontrolled Affiliates	1,515	1,477
Other Assets	1,032	1,021

Total Assets	$74,391	$72,882

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	3/24/12	12/31/11
Liabilities and Equity
Current Liabilities
Short-term obligations	$5,656	$6,205
Accounts payable and other current liabilities	11,180	11,757
Income taxes payable	149	192

Total Current Liabilities	16,985	18,154

Long-term Debt Obligations	22,054	20,568

Other Liabilities	7,323	8,266

Deferred Income Taxes	5,075	4,995

Total Liabilities	51,437	51,983

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(158)	(157)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 3/12 and 12/11 – 1,865 shares	31	31
Capital in excess of par value	4,251	4,461
Retained earnings	40,631	40,316
Accumulated other comprehensive loss	(4,464)	(6,229)
Less: repurchased common stock, at cost: 3/12 – 298 shares, 12/11 – 301 shares	(17,691)	(17,875)

Total PepsiCo Common Shareholders’ Equity	22,758	20,704

Noncontrolling interests	313	311

Total Equity	22,954	20,899

Total Liabilities and Equity	$74,391	$72,882

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	12 Weeks Ended
	3/24/12		3/19/11
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(157)	(0.6)	(150)
Redemptions	(–)	(1)	(–)	(2)

Balance, end of period	(0.6)	(158)	(0.6)	(152)

Common Stock	1,865	31	1,865	31

Capital in Excess of Par Value
Balance, beginning of year		4,461		4,527
Stock-based compensation expense		56		72
Stock option exercises/RSUs converted(a)		(194)		(160)
Withholding tax on RSUs converted		(52)		(40)
Other		(20)		8

Balance, end of period		4,251		4,407

Retained Earnings
Balance, beginning of year		40,316		37,090
Net income attributable to PepsiCo		1,127		1,143
Cash dividends declared – common		(809)		(762)
Cash dividends declared – RSUs		(3)		(5)

Balance, end of period		40,631		37,466

Accumulated Other Comprehensive Loss
Balance, beginning of year		(6,229)		(3,630)
Currency translation adjustment		1,691		617
Cash flow hedges, net of tax:
Net derivative (losses)/gains		(14)		8
Reclassification of net losses to net income		7		4
Pension and retiree medical, net of tax:
Reclassification of net losses/(gains) to net income		25		(3)
Remeasurement of net liabilities		7		–
Unrealized gains/(losses) on securities, net of tax		13		(13)
Other		36		(18)

Balance, end of period		(4,464)		(3,035)

Repurchased Common Stock
Balance, beginning of year	(301)	(17,875)	(284)	(16,745)
Share repurchases	(5)	(294)	(7)	(413)
Stock option exercises	6	356	5	296
Other	2	122	2	89

Balance, end of period	(298)	(17,691)	(284)	(16,773)

Total Common Shareholders’ Equity		22,758		22,096

Noncontrolling Interests
Balance, beginning of year		311		312
Net income attributable to noncontrolling interests		6		1
Currency translation adjustment		(4)		28
Acquisitions and divestitures		(1)		1,348
Other, net		1		–

Balance, end of period		313		1,689

Total Equity		$22,954		$23,674

(a)	Includes total tax benefits of $14 million in 2012 and $13 million in 2011.

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of March 24, 2012 and the Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 24, 2012 and March 19, 2011 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the full year.

While the majority of our results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.

In the first quarter of 2011, Quaker Foods North America (QFNA) changed its method of accounting for certain U.S. inventories from the last-in, first-out (LIFO) method to the average cost method. This change was considered preferable by management as we believe that the average cost method of accounting for all U.S. foods inventories improves our financial reporting by better matching revenues and expenses and better reflecting the current value of inventory. In addition, the change from the LIFO method to the average cost method enhances the comparability of QFNA’s financial results with our other food businesses, as well as with peer companies where the average cost method is widely used. The impact of this change on consolidated net income in the first quarter of 2011 was approximately $9 million (or less than a penny per share).

Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual sales incentives, and certain advertising and marketing costs, in proportion to revenue and volume, as applicable, and the recognition of income taxes using an estimated annual effective tax rate. Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw material handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product are included in selling, general and administrative expenses.

The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior year’s amounts to conform to the 2012 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Our Divisions

We are organized into four business units, as follows:

1.	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe, including South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/24/12	3/19/11	3/24/12	3/19/11
FLNA	$3,010	$2,904	$780	$774
QFNA	623	640	187	214
LAF	1,235	1,108	183	171
PAB	4,448	4,531	525	558
Europe	1,845	1,626	81	63
AMEA	1,267	1,128	148	146

Total division	12,428	11,937	1,904	1,926
Corporate Unallocated
Net impact of mark-to-market on commodity hedges			84	31
Restructuring and impairment charges			2	–
Merger and integration charges			–	(42)
Other			(268)	(189)

	$12,428	$11,937	$1,722	$1,726

	Total Assets
	3/24/12	12/31/11
FLNA	$6,075	$6,120
QFNA	1,205	1,174
LAF	4,967	4,731
PAB	31,690	31,187
Europe	19,755	18,479
AMEA	6,305	6,048

Total division	69,997	67,739
Corporate(a)	4,394	5,143

	$74,391	$72,882

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

Acquisitions and Divestitures

WBD

On February 3, 2011, we acquired the ordinary shares, including shares underlying American Depositary Shares (ADS) and Global Depositary Shares (GDS), of WBD, a company incorporated in the Russian Federation, which represented in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion in cash. The acquisition of those shares increased our total ownership to approximately 77%, giving us a controlling interest in WBD. Under the guidance on accounting for business combinations, once a controlling interest is obtained, we are required to recognize and measure 100% of the identifiable assets acquired, liabilities assumed and noncontrolling interests at their full fair values. Our fair market valuations of the identifiable assets acquired and liabilities assumed have been completed and the final valuations did not materially differ from those fair values reported as of December 31, 2011.

On March 10, 2011, we commenced tender offers in Russia and the U.S. for all remaining outstanding ordinary shares and ADSs of WBD for 3,883.70 Russian rubles per ordinary share and 970.925 Russian rubles per ADS, respectively. The Russian offer was made to all holders of ordinary shares and the U.S. offer was made to all holders of ADSs. We completed the Russian offer on May 19, 2011 and the U.S. offer on May 16, 2011. After completion of the offers, we paid approximately $1.3 billion for WBD’s ordinary shares (including shares underlying ADSs) and increased our total ownership of WBD to approximately 98.6%.

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

Tingyi-Asahi Beverages Holding Co Ltd

On March 31, 2012 (during our second quarter), we completed a transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi). Under the terms of the agreement, we contributed our company-owned and joint venture bottling operations in China to Tingyi’s beverage subsidiary, Tingyi-Asahi Beverages Holding Co Ltd (TAB), and received as consideration a 5% indirect equity interest in TAB. As a result of this transaction, TAB is now our franchise bottler in China. We also have a call option to increase our indirect holding in TAB to 20% by 2015. We anticipate recording an after-tax loss of approximately $200 million associated with this transaction in our second quarter results. This loss will be reflected in items affecting comparability in our 2012 second quarter Form 10-Q (see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Intangible Assets

	3/24/12	12/31/11
Amortizable intangible assets, net
Acquired franchise rights	$929	$916
Reacquired franchise rights	110	110
Brands	1,440	1,417
Other identifiable intangibles	862	777

	3,341	3,220
Accumulated amortization	(1,381)	(1,332)

	$1,960	$1,888

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/31/11	Acquisitions/ (Divestitures)	Translation and Other	Balance 3/24/12
FLNA
Goodwill	$311	$–	$4	$315
Brands	30	–	1	31

	341	–	5	346

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	793	(162)	37	668
Brands	157	112	9	278

	950	(50)	46	946

PAB
Goodwill	9,932	2	20	9,954
Reacquired franchise rights	7,342	(1)	24	7,365
Acquired franchise rights	1,562	–	2	1,564
Brands	168	–	5	173

	19,004	1	51	19,056

Europe
Goodwill	4,900	78	392	5,370
Reacquired franchise rights	732	–	63	795
Acquired franchise rights	218	–	11	229
Brands	4,178	(96)	397	4,479

	10,028	(18)	863	10,873

AMEA
Goodwill	689	–	37	726
Brands	170	–	9	179

	859	–	46	905

Total goodwill	16,800	(82)	490	17,208
Total reacquired franchise rights	8,074	(1)	87	8,160
Total acquired franchise rights	1,780	–	13	1,793
Total brands	4,703	16	421	5,140

	$31,357	$(67)	$1,011	$32,301

Stock-Based Compensation

For the 12 weeks ended March 24, 2012, we recognized stock-based compensation expense of $50 million ($56 million recorded as stock-based compensation expense, $1 million included in merger and integration charges and income of $7 million included in restructuring and impairment charges). For the 12 weeks ended March 19, 2011, we recognized stock-based compensation expense of $79 million ($72 million recorded as stock-based compensation expense and $7 million included in merger and integration charges).

In connection with our multi-year productivity plan (Productivity Plan) announced in February 2012, the Compensation Committee of PepsiCo’s Board of Directors elected to delay the grant of the annual equity award from March to April, in order to appropriately administer the award following employee headcount reductions. Therefore, for the 12 weeks ended March 24, 2012, we did not issue any grants of stock options or restricted stock units (RSU). For the 12 weeks ended March 19, 2011, we granted 6.4 million stock options and 5.1 million RSUs at a weighted-average grant price of $63.75, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted-average Black-Scholes fair value assumptions in the prior year were as follows:

12 Weeks Ended
3/19/11
Expected life	6 yrs.
Risk free interest rate	2.6%
Expected volatility(a)	16%
Expected dividend yield	2.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/24/12	3/19/11	3/24/12	3/19/11	3/24/12	3/19/11
	U.S.		International
Service cost	$95	$82	$18	$17	$12	$12
Interest cost	123	126	20	21	15	20
Expected return on plan assets	(184)	(162)	(26)	(24)	(5)	(3)
Amortization of prior service cost/(benefit)	4	3	–	–	(6)	(7)
Amortization of experience loss	60	33	10	7	–	3

	98	82	22	21	16	25
Curtailment gain	(7)	(9)	–	–	–	–
Special termination benefits	4	10	–	–	4	1

Total expense	$95	$83	$22	$21	$20	$26

During the first quarter of 2012, we made discretionary contributions of $860 million to our pension plans and $140 million to our retiree medical plans.

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	3/24/12	12/31/11
Balance, beginning of year	$2,167	$2,022
Additions for tax positions related to the current year	45	233
Additions for tax positions from prior years	5	147
Reductions for tax positions from prior years	(5)	(46)
Settlement payments	(4)	(156)
Statute of limitations expiration	–	(15)
Translation and other	(7)	(18)

Balance, end of period	$2,201	$2,167

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/24/12		3/19/11
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,127		$1,143
Preferred shares:
Dividends	–		–
Redemption premium	(1)		(2)

Net income available for PepsiCo common shareholders	$1,126	1,568	$1,141	1,583

Basic net income attributable to PepsiCo per common share	$0.72		$0.72

Net income available for PepsiCo common shareholders	$1,126	1,568	$1,141	1,583
Dilutive securities:
Stock options and RSUs(b)	–	15	–	21
ESOP convertible preferred stock	1	1	2	1

Diluted	$1,127	1,584	$1,143	1,605

Diluted net income attributable to PepsiCo per common share	$0.71		$0.71

(a)	Weighted-average common shares outstanding (in millions).

(b)

Options to purchase 29.6 million shares in 2012 and 31.3 million shares in 2011 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $66.93 in 2012 and $66.85 in 2011.

Debt Obligations and Commitments

In the first quarter of 2012, we issued:

•	$750 million of 0.750% senior notes maturing in 2015;
•	$1.250 billion of 2.750% senior notes maturing in 2022; and
•	$750 million of 4.000% senior notes maturing in 2042.

The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.

As of March 24, 2012, we had $1.2 billion of commercial paper outstanding.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2012	2013 – 2014	2015 – 2016	2017 and beyond
Long-term debt obligations(b)	$21,289	$–	$4,930	$4,195	$12,164
Interest on debt obligations(c)	8,521	711	1,545	1,223	5,042
Operating leases	1,861	367	632	355	507
Purchasing commitments	3,123	1,113	1,525	422	63
Marketing commitments	2,461	200	570	526	1,165

	$37,255	$2,391	$9,202	$6,721	$18,941

(a)

Reflects non-cancelable commitments as of March 24, 2012 based on foreign exchange rates in effect on that date and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)

Excludes $3,743 million related to current maturities of long-term debt, $441 million related to the fair value step-up of debt acquired in connection with our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS), and $324 million related to the increase in carrying value of long-term debt reflecting the gains on our fair value interest rate swaps.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of March 24, 2012.

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

Restructuring, Impairment and Integration Charges

In the 12 weeks ended March 24, 2012, we incurred restructuring and impairment charges of $33 million ($23 million after-tax or $0.01 per share) in conjunction with our Productivity Plan, including $8 million recorded in the FLNA segment, $5 million recorded in the QFNA segment, $6 million recorded in the LAF segment, $8 million recorded in the PAB segment, $9 million recorded in the AMEA segment and income of $1 million and $2 million recorded in the Europe segment and in corporate unallocated expenses, respectively, representing adjustments of previously recorded amounts. All of these net charges were recorded in selling, general and administrative expenses. Substantially all cash payments related to these charges are expected to be paid by the end of 2012. The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty beyond 2012.

A summary of our Productivity Plan activity in 2012 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 31, 2011	$249	$–	$27	$276
2012 restructuring and impairment charges	(2)	17	18	33
Cash payments	(24)	–	(20)	(44)
Non-cash charges	–	(17)	–	(17)

Liability as of March 24, 2012	$223	$–	$25	$248

In the 12 weeks ended March 24, 2012, we incurred merger and integration charges of $2 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD. These charges were recorded in selling, general and administrative expenses in the Europe segment. Cash payments related to these charges are expected to be paid by the end of 2012.

In the 12 weeks ended March 19, 2011, we incurred merger and integration charges of $55 million ($49 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $21 million recorded in the PAB segment, $42 million recorded in corporate unallocated expenses and income of $8 million recorded in the Europe segment, primarily reflecting a gain on our previously held equity interest in WBD. All of these net charges were recorded in selling, general and administrative expenses. These charges also include closing costs and advisory fees related to our acquisition of WBD. Substantially all cash payments related to these charges were paid by the end of 2011.

A summary of our merger and integration activity in 2012 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 31, 2011	$98	$7	$105
2012 merger and integration charges	2	–	2
Cash payments	(19)	(1)	(20)
Non-cash charges	4	(1)	3

Liability as of March 24, 2012	$85	$5	$90

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange rates and currency restrictions, and

•	interest rates.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supplies of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for metals, energy and agricultural products. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness is not material. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $33 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $552 million as of March 24, 2012 and $573 million as of March 19, 2011.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $628 million as of March 24, 2012 and $300 million as of March 19, 2011.

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

We enter into derivatives, primarily forward contracts with terms of no more than two years, to manage our exposure to foreign currency transaction risk. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.

Our foreign currency derivatives had a total face value of $2.7 billion as of March 24, 2012 and $2.3 billion as of March 19, 2011. During the next 12 months, we expect to reclassify net losses of $9 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Additionally, ineffectiveness is not material. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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

The notional amounts of the interest rate derivative instruments outstanding as of March 24, 2012 and March 19, 2011 were $8.33 billion and $9.23 billion, respectively. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness is not material. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.

As of March 24, 2012, approximately 32% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 38% as of December 31, 2011.

Fair Value Measurements

The fair values of our financial assets and liabilities as of March 24, 2012 and March 19, 2011 are categorized as follows:

	2012		2011
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$72	$–	$70	$–
Short-term investments – index funds(c)	$166	$–	$177	$–
Prepaid forward contracts(d)	$37	$–	$43	$–
Deferred compensation(e)	$–	$523	$–	$553

Derivatives designated as fair value hedging instruments:
Interest rate derivatives(f)	$274	$2	$293	$4

Derivatives designated as cash flow hedging instruments:
Forward exchange contracts(g)	$9	$18	$4	$38
Interest rate derivatives(f)	–	–	3	12
Commodity contracts (h)	14	42	90	17

	$23	$60	$97	$67

Derivatives not designated as hedging instruments:
Forward exchange contracts(g)	$30	$9	$6	$11
Interest rate derivatives(f)	95	128	14	52
Commodity contracts(h)	39	30	59	1

	$164	$167	$79	$64

Total derivatives at fair value	$461	$229	$469	$135

Total	$736	$752	$759	$688

(a)

Financial assets are classified on our balance sheet within prepaid expenses and other current assets and other assets, with the exception of available-for-sale securities and short-term investments. Financial liabilities are classified on our balance sheet within accounts payable, other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

(b)	Based on the price of common stock. Categorized as a Level 1 asset.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability. Categorized as a Level 1 asset.

(d)	Based primarily on the price of our common stock.

(e)

Based on the fair value of investments corresponding to employees’ investment elections. As of March 24, 2012 and March 19, 2011, $49 million and $63 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)

Based on recently reported market transactions, primarily swap arrangements, except for liabilities as of March 19, 2011, which primarily related to commodity futures contracts. The futures contracts are valued based on average prices on futures exchanges and categorized as Level 1 liabilities.

The fair value of our debt obligations as of March 24, 2012 was $30 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains) /Losses Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	3/24/12	3/19/11	3/24/12	3/19/11	3/24/12	3/19/11

Forward exchange contracts	$(10)	$(1)	$29	$25	$(3)	$5
Interest rate derivatives	27	(22)	4	(6)	4	3
Commodity contracts	(49)	(39)	(18)	(40)	11	(6)

Total	$(32)	$(62)	$15	$(21)	$12	$2

(a)

Interest rate derivatives gains are primarily from fair value hedges and are included in interest expense. These gains are substantially offset by increases in the value of the underlying debt, which is also included in interest expense. All other gains/losses are from non-designated hedges and are included in corporate unallocated expenses.

(b)	Interest rate losses are included in interest expense. All other gains/losses are primarily included in cost of sales.

Recent Accounting Pronouncements

In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA required us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we recorded a one-time related tax charge of $41 million in the second quarter of 2010. In the first quarter of 2012, we began pre-paying funds within our 401(h) voluntary employee beneficiary associations (VEBA) trust to fully cover prescription drug benefit liabilities for Medicare eligible retirees. As a result, the receipt of future Medicare subsidy payments for prescription drugs will not be taxable and, consequently, we recorded a $55 million tax benefit reflecting this change.

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB approved a deferral of the effective date of certain requirements related to the presentation and disclosure of reclassification adjustments from other comprehensive income to net income. The provisions of the retained guidance were effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the 12 weeks ended March 24, 2012 and March 19, 2011 as two separate but consecutive statements. We will continue to monitor the FASB’s activities related to the deferral of the presentation and disclosure of reclassification adjustments from other comprehensive income to net income.

In September 2011, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. An entity would continue to perform the historical first step of the impairment test if it fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance are effective for our 2012 annual goodwill impairment test. We are currently evaluating the impact of the new guidance on our financial statements.

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

Our Critical Accounting Policies

Sales Incentives and Advertising and Marketing Costs

We offer sales incentives and discounts through various programs to customers and consumers. These incentives and discounts are accounted for as a reduction of revenue. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year incurred.

For interim reporting, our policy is to allocate our forecasted full-year sales incentives for most of our programs to each of our interim reporting periods in the same year that benefits from the programs. The allocation methodology is based on our forecasted sales incentives for the full year and the proportion of each interim period’s actual gross revenue and volume, as applicable, to our forecasted annual gross revenue and volume, as applicable. Based on our review of the forecasts at each interim period, any changes in estimates and the related allocation of sales incentives are recognized in the interim period as they are identified. In addition, we apply a similar allocation methodology for interim reporting purposes for other marketplace spending, which includes the costs of advertising and other marketing activities.

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

Our operations outside of the United States generated approximately 40% of our net revenue in the 12 weeks ended March 24, 2012. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2011, the economic environment in Europe deteriorated and certain countries experienced debt and credit issues as well as currency fluctuations. We are identifying actions to potentially mitigate the unfavorable impact, if any, on our 2012 results. During the 12 weeks ended March 24, 2012, unfavorable foreign currency decreased net revenue growth by 1 percentage point, primarily due to depreciation of the Mexican peso and Indian rupee, partially offset by appreciation of the Chinese yuan. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.

See Financial Instruments in the notes to the condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of March 24, 2012 and March 19, 2011. Cautionary statements included in Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended
	3/24/12		3/19/11
Operating profit
Mark-to-market net gains		$84	$31
Restructuring and impairment charges		$(33)	$–
Merger and integration charges		$(2)	$(55)
Inventory fair value adjustments		$–	$(34)
Net income attributable to PepsiCo
Mark-to-market net gains		$60	$19
Restructuring and impairment charges		$(23)	$–
Merger and integration charges		$(2)	$(49)
Inventory fair value adjustments		$–	$(21)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains		$0.04	$0.01
Restructuring and impairment charges		$(0.01)	$–
Merger and integration charges	$	(–)	$(0.03)
Inventory fair value adjustments		$–	$(0.01)

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

For the 12 weeks ended March 24, 2012, we recognized $84 million ($60 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In the 12 weeks ended March 19, 2011, we recognized $31 million ($19 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

For the 12 weeks ended March 24, 2012, we incurred restructuring and impairment charges of $33 million ($23 million after-tax or $0.01 per share) in conjunction with our multi-year Productivity Plan, including $8 million recorded in the FLNA segment, $5 million recorded in the QFNA segment,

$6 million recorded in the LAF segment, $8 million recorded in the PAB segment, $9 million recorded in the AMEA segment and income of $1 million and $2 million recorded in the Europe segment and in corporate unallocated expenses, respectively, representing adjustments of previously recorded amounts. The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty beyond 2012. As a result, we expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, approximately $425 million of which will be reflected in our 2012 results and the balance of which will be reflected in our 2013, 2014 and 2015 results. These charges will be comprised of approximately $500 million of severance and other employee-related costs; approximately $325 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $85 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011 and cash expenditures of $44 million in the first quarter of 2012, and we anticipate approximately $506 million of additional related cash expenditures during the remainder of 2012, with the balance of approximately $175 million of related cash expenditures in 2013 through 2015. We expect that the Productivity Plan will be substantially completed by the end of 2012 with incremental productivity initiatives continuing through the end of 2015.

Merger and Integration Charges

In the 12 weeks ended March 24, 2012, we incurred merger and integration charges of $2 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD and recorded in the Europe segment.

In the 12 weeks ended March 19, 2011, we incurred merger and integration charges of $55 million ($49 million after-tax or $0.03 per share) related to our acquisitions of PBG, PAS and WBD, including $21 million recorded in the PAB segment, $42 million recorded in corporate unallocated expenses and income of $8 million recorded in the Europe segment, primarily reflecting a gain on our previously held equity interest in WBD. These charges also include closing costs and advisory fees related to our acquisition of WBD.

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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended March 24, 2012, total servings increased 2%. For the 12 weeks ended March 19, 2011, total servings increased 9%. 2012 servings growth reflects an adjustment to the base year (2011) for divestitures that occurred in 2011, as applicable.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/24/12	3/19/11	Change
Total net revenue	$12,428	$11,937	4%

Operating profit
FLNA	$780	$774	1%
QFNA	187	214	(12)%
LAF	183	171	7%
PAB	525	558	(6)%
Europe	81	63	29%
AMEA	148	146	2%
Corporate Unallocated
Mark-to-market net gains	84	31	175%
Restructuring and impairment charges	2	–	n/m
Merger and integration charges	–	(42)	n/m
Other	(268)	(189)	42%

Total operating profit	$1,722	$1,726	–%

Total operating profit margin	13.9%	14.5%	(0.6)

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

On a reported basis, total operating profit was flat and operating margin decreased 0.6 percentage points. Operating profit performance was primarily driven by higher commodity costs, offset by the net revenue growth. Commodity cost inflation was approximately $300 million compared to the prior year period, primarily attributable to PAB and FLNA. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 6 percentage points to total operating profit performance and 0.9 percentage points to total operating margin.

Other Consolidated Results

	12 Weeks Ended
	3/24/12	3/19/11	Change

Interest expense, net	$(175)	$(163)	$(12)

Tax rate	26.7%	26.8%

Net income attributable to PepsiCo	$1,127	$1,143	(1)%
Net income attributable to PepsiCo per common share – diluted	$0.71	$0.71	–%
Mark-to-market net gains	(0.04)	(0.01)
Restructuring and impairment charges	0.01	–
Merger and integration charges	–	0.03
Inventory fair value adjustments	–	0.01

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$0.69 **	$0.74	(7)%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Net interest expense increased $12 million, primarily reflecting higher average debt balances and higher rates on international borrowings, partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.

The reported tax rate decreased 0.1% compared to the prior year, primarily reflecting current year planning initiatives, including the pre-payment of Medicare subsidy liabilities, partially offset by income mix shift and the favorable resolution of certain tax matters in 2011.

Net income attributable to PepsiCo decreased 1% and net income attributable to PepsiCo per common share was flat. Items affecting comparability (see “Items Affecting Comparability”) increased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 7 percentage points.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, 2012 volume growth measures reflect an adjustment to the base year (2011) for divestitures that occurred in 2011. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

Furthermore, in the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions and divestitures”, except as otherwise noted, reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
March 24, 2012	$3,010	$623	$1,235	$4,448	$1,845	$1,267	$12,428
March 19, 2011	$2,904	$640	$1,108	$4,531	$1,626	$1,128	$11,937
% Impact of:
Volume(a)	(2)%	(5)%	4.5%	(2)%	(0.5)%	5%	(1)%
Effective net pricing(b)	6	3	11	4	5	7	5.5
Foreign exchange	–	–	(6)	–	(4)	–	(1)
Acquisitions and divestitures	–	–	1	(3)	13	–	1

% Change(c)	4%	(3)%	11%	(2)%	13%	12%	4%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%
	3/24/12	3/19/11	Change
Net revenue	$3,010	$2,904	4

Impact of foreign currency translation			–

Net revenue growth, on a constant currency basis*			4

Operating profit	$780	$774	1
Restructuring and impairment charges	8	–

Operating profit excluding above item	$788	$774	2

Impact of foreign currency translation			–

Operating profit growth excluding above item, on a constant currency basis*			2

*	See “Non-GAAP Measures”

Net revenue increased 4% and pound volume declined 2%. The volume decline primarily reflects high-single-digit declines in trademark Lay’s and dips, partially offset by double-digit growth in variety packs. Volume performance was negatively impacted by approximately 2 percentage points due to the extra week of results in 2011, which caused the key pre-New Year’s holiday week to be included in the fourth quarter of 2011 rather than in the first quarter of 2012. Net revenue growth was driven by effective net pricing, which more than offset the volume declines.

Operating profit grew 1%, reflecting the net revenue growth, partially offset by higher commodity costs, primarily cooking oil. Restructuring and impairment charges reduced operating profit growth by 1 percentage point.

Quaker Foods North America

	12 Weeks Ended		%
	3/24/12	3/19/11	Change
Net revenue	$623	$640	(3)

Impact of foreign currency translation			–

Net revenue growth, on a constant currency basis*			(2)**

Operating profit	$187	$214	(12)
Restructuring and impairment charges	5	–

Operating profit excluding above item	$192	$214	(10)

Impact of foreign currency translation			–

Operating profit growth excluding above item, on a constant currency basis*			(10)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Net revenue declined 3% and volume declined 5%. The volume decline primarily reflects high single-digit declines in Oatmeal and ready-to-eat cereals and double-digit declines in Chewy granola bars, partially offset by a mid-single-digit increase in grits. Net revenue performance benefited from positive net pricing.

Operating profit declined 12%, reflecting higher commodity costs. Additionally, the benefit from a change in accounting methodology for inventory recorded in the prior year contributed 7 percentage points to the operating profit decline. Restructuring charges negatively impacted operating profit performance by 2 percentage points.

Latin America Foods

	12 Weeks Ended		%
	3/24/12	3/19/11	Change
Net revenue	$1,235	$1,108	11

Impact of foreign currency translation			6

Net revenue growth, on a constant currency basis*			17

Operating profit	$183	$171	7
Restructuring and impairment charges	6	–

Operating profit excluding above item	$189	$171	10

Impact of foreign currency translation			8

Operating profit growth excluding above item, on a constant currency basis*			18

*	See “Non-GAAP Measures”

Volume grew 15%, primarily reflecting acquisitions in Brazil and Argentina in the fourth quarter of 2011, which contributed 10 percentage points to the volume growth. Additionally, Mexico grew at a mid-single-digit rate and Brazil grew at a low-single-digit rate (excluding the impact of the acquisition).

Net revenue increased 11%, primarily reflecting favorable effective net pricing and the volume growth. Unfavorable foreign currency reduced net revenue growth by 6 percentage points. Acquisitions and divestitures contributed over 1 percentage point to the net revenue growth.

Operating profit increased 7%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Unfavorable foreign currency reduced operating profit growth by 8 percentage points and acquisitions and divestitures reduced operating profit growth by 5 percentage points. Restructuring and impairment charges reduced operating profit growth by 3 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%
	3/24/12	3/19/11	Change
Net revenue	$4,448	$4,531	(2)

Impact of foreign currency translation			–

Net revenue growth, on a constant currency basis*			(2)

Operating profit	$525	$558	(6)
Restructuring and impairment charges	8	–
Merger and integration charges	–	21
Inventory fair value adjustments	–	9

Operating profit excluding above items*	$533	$588	(9)

Impact of foreign currency translation			1

Operating profit growth excluding above items, on a constant currency basis*			(9)**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Volume decreased 1%, primarily reflecting North America volume declines of 2.5%, partially offset by a 3.5% increase in Latin America volume. North America volume declines were driven by a 4% decline in CSD volume, while non-carbonated beverage volume was unchanged. Latin America volume growth primarily reflected a double-digit increase in Mexico and a high-single-digit increase in Argentina, partially offset by a double-digit decline in Venezuela.

Net revenue decreased 2%, primarily reflecting the divestiture of our Mexico beverage business in the fourth quarter of 2011, which contributed 4 percentage points to the net revenue decline. Additionally, volume declines were more than offset by favorable effective net pricing.

Reported operating profit decreased 6%, primarily reflecting higher commodity costs, partially offset by favorable effective net pricing and lower general and administrative costs. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 9%. The divestiture of our Mexico beverage business increased reported operating profit by nearly 1 percentage point.

Europe

	12 Weeks Ended		%
	3/24/12	3/19/11	Change
Net revenue	$1,845	$1,626	13

Impact of foreign currency translation			4

Net revenue growth, on a constant currency basis*			18	**

Operating profit	$81	$63	29
Restructuring and impairment charges	(1)	–
Merger and integration charges	2	(8)
Inventory fair value adjustments	–	25

Operating profit excluding above items*	$82	$80	2.5

Impact of foreign currency translation			2

Operating profit growth excluding above items, on a constant currency basis*			4	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

Snacks volume grew 17%, primarily reflecting our acquisition of WBD, which contributed 15 percentage points to volume growth and grew at a high-single-digit rate for the comparable post-acquisition period in February. Mid-single-digit increases in the United Kingdom and South Africa were partially offset by low-single-digit declines in Turkey and the Netherlands.

Beverage volume increased 10%, primarily reflecting our acquisition of WBD, which contributed 11 percentage points to volume growth and grew at a high-single-digit rate for the comparable post-acquisition period in February. A double-digit decrease in Russia (ex-WBD) and a high-single-digit decrease in Turkey were partially offset by a double-digit increase in the United Kingdom and a mid-single-digit increase in Germany.

Net revenue grew 13%, primarily reflecting our acquisition of WBD and favorable effective net pricing. Unfavorable foreign currency reduced net revenue growth by 4 percentage points.

Reported operating profit increased 29%, primarily reflecting the net revenue growth and lower advertising and marketing expenses, partially offset by higher commodity costs. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 2.5%. Operating profit performance was negatively impacted by unfavorable settlements of promotional spending accruals in the current year compared to the prior year, which decreased reported operating profit growth by 15 percentage points. Acquisitions contributed 7 percentage points to operating profit growth, partially offset by unfavorable foreign currency, which reduced operating profit growth by 2 percentage points.

Asia, Middle East & Africa

	12 Weeks Ended		%
	3/24/12	3/19/11	Change
Net revenue	$1,267	$1,128	12

Impact of foreign currency translation			–

Net revenue growth, on a constant currency basis*			12

Operating profit	$148	$146	2
Restructuring and impairment charges	9	–

Operating profit excluding above item	$157	$146	7

Impact of foreign currency translation			(1)

Operating profit growth excluding above item, on a constant currency basis*			6

*	See “Non-GAAP Measures”

Snacks volume grew 16%, reflecting broad-based increases driven by double-digit growth in the Middle East, Australia and India. Additionally, China grew at a low-single-digit rate.

Beverage volume grew 2%, reflecting broad-based increases driven by double-digit growth in the Middle East and India, partially offset by an 11% decline in China, primarily due to the timing of the New Year’s holiday and the impact of the introduction of a 500 ml PET value package in the third quarter of 2011, which largely replaced our 600 ml offering in that market. Acquisitions had a nominal impact on the beverage volume growth rate.

Net revenue grew 12%, reflecting favorable effective net pricing and the volume growth.

Operating profit grew 2%, driven primarily by the net revenue growth, partially offset by higher commodity costs. Restructuring charges reduced operating profit growth by nearly 6 percentage points. Favorable foreign currency increased operating profit growth by 1 percentage point and acquisitions and divestitures reduced operating profit growth by 0.5 percentage points.

Our Liquidity and Capital Resources

We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. Sources of cash available to us to fund cash outflows, such as our anticipated share repurchases and dividend payments, include cash from operations and proceeds obtained in the U.S. debt markets. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

As of March 24, 2012, we had cash, cash equivalents and short-term investments of $2.9 billion outside the U.S. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of March 24, 2012, our operations in Venezuela held 11% of our cash and cash equivalents balance. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in the various applicable foreign tax jurisdictions.

Operating Activities

During the 12 weeks in 2012, net cash used for operating activities was $690 million, compared to net cash provided of $380 million in the prior year period. The operating cash flow performance primarily reflects discretionary pension and post-retirement contributions of $1.0 billion in the current year.

Investing Activities

During the 12 weeks in 2012, net cash used for investing activities was $257 million, primarily reflecting $299 million for net capital spending.

Financing Activities

During the 12 weeks in 2012, net cash provided by financing activities was $283 million, primarily reflecting net proceeds from long-term debt of $2.7 billion and stock option proceeds of $274 million, partially offset by net payments of short-term borrowings of $1.8 billion and the return of operating cash flow to our shareholders through share repurchases and dividend payments of $958 million. We anticipate dividends and share repurchases of more than $6 billion in 2012.

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

	12 Weeks Ended
	3/24/12	3/19/11
Net cash (used for)/provided by operating activities	$(690)	$380
Capital spending	(316)	(433)
Sales of property, plant and equipment	17	12

Management operating cash flow	(989)	(41)
Discretionary pension and retiree medical contributions	1,000	–
Payments related to restructuring charges	44	1
Merger and integration payments (after-tax)	20	97
Capital investments related to the PBG/PAS integration	4	21

Management operating cash flow excluding above items	$79	$78

We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining credit ratings that provide us with ready access to global and capital credit markets. However, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for certain factors that may impact our operating cash flows.

Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Debt Obligations and Commitments in the notes to the condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 24, 2012, and the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 24, 2012 and March 19, 2011. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 31, 2011, and the related Consolidated Statements of Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 27, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 26, 2012

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Financial Instruments in the notes to the condensed consolidated financial statements. In addition, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December  31, 2011.

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

During our first fiscal quarter of 2012, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See Item 1. Business – Regulatory Environment and Environmental Compliance in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the first quarter under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010, and expiring on June 30, 2013, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions, other than 381,528 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/31/11				$11,047
1/1/12 – 1/28/12	–	–	–	–

				11,047
1/29/12 – 2/25/12	–	–	–	–

				11,047
2/26/12 – 3/24/12	4.5	$65.15	4.5	(294)

Total	4.5	$65.15	4.5	$10,753

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the first quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/31/11
1/1/12 – 1/28/12	1,600	$326.58	N/A	N/A
1/29/12 – 2/25/12	500	$316.06	N/A	N/A
2/26/12 – 3/24/12	1,900	$313.31	N/A	N/A

Total	4,000	$318.96	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 48.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: April 26, 2012	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date: April 26, 2012	/s/ Maura Abeln Smith
Maura Abeln Smith
PepsiCo General Counsel, Public Policy &
Government Affairs and Corporate Secretary (Duly Authorized Officer)

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

Exhibit 3.2

By-laws of PepsiCo, Inc., as amended, effective as of March 8, 2012, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012.

Exhibit 4.1

Form of 0.750% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

Exhibit 4.2

Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

Exhibit 4.3

Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

Exhibit 4.4

Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the 0.750% Senior Note due 2015, the 2.750% Senior Note due 2022 and the 4.000% Senior Note due 2042, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

Exhibit 10.1	Form of Annual Long-Term Incentive Award Agreement.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) notes to the condensed consolidated financial statements.