Form 10-Q
period 2012-06-16
PEPSICO INC
filed 2012-07-25
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2012 (24 weeks)

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X

Number of shares of Common Stock outstanding as of July 16, 2012:    1,556,274,656

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/16/12	6/11/11	6/16/12	6/11/11
Net Revenue	$16,458	$16,827	$28,886	$28,764

Cost of sales	7,915	7,963	13,804	13,410
Selling, general and administrative expenses	6,136	6,070	10,928	10,809
Amortization of intangible assets	30	40	55	65

Operating Profit	2,377	2,754	4,099	4,480

Interest expense	(209)	(199)	(407)	(379)
Interest income and other	1	20	24	37

Income before income taxes	2,169	2,575	3,716	4,138

Provision for income taxes	668	670	1,082	1,089

Net income	1,501	1,905	2,634	3,049

Less: Net income attributable to noncontrolling interests	13	20	19	21

Net Income Attributable to PepsiCo	$1,488	$1,885	$2,615	$3,028

Net Income Attributable to PepsiCo per Common Share
Basic	$0.95	$1.19	$1.67	$1.91
Diluted	$0.94	$1.17	$1.65	$1.89

Weighted-average common shares outstanding
Basic	1,563	1,583	1,565	1,583
Diluted	1,581	1,605	1,583	1,605

Cash dividends declared per common share	$0.5375	$0.515	$1.0525	$0.995

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME

(in millions, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/16/12	6/11/11	6/16/12	6/11/11
Net Income	$1,501	$1,905	$2,634	$3,049
Other Comprehensive (Loss)/Income
Currency translation adjustment	(2,231)	809	(544)	1,454
Cash flow hedges, net of tax:
Net derivative losses(a)	(11)	(25)	(25)	(17)
Reclassification of net losses to net income(b)	17	3	24	7
Pension and retiree medical, net of tax:
Reclassification of losses to net income(c)	61	26	86	23
Remeasurement of net liabilities(d)	–	–	7	–
Unrealized (losses)/gains on securities, net of tax(e)	(10)	11	3	(2)
Other	–	1	36	(17)

Total Other Comprehensive (Loss)/Income	(2,174)	825	(413)	1,448

Comprehensive (Loss)/Income	(673)	2,730	2,221	4,497
Comprehensive income attributable to noncontrolling interests	(11)	(64)	(13)	(93)

Comprehensive (Loss)/Income Attributable to PepsiCo	$(684)	$2,666	$2,208	$4,404

(a)

Net of tax benefits of $11 million and $12 million for the 12 and 24 weeks in 2012, respectively. Net of tax benefits of $7 million and tax expense of $6 million for the 12 and 24 weeks in 2011, respectively.

(b)	Net of tax benefits of $9 million and $14 million for the 12 and 24 weeks in 2012, respectively. Net of tax expense of $3 million and $5 million for the 12 and 24 weeks in 2011, respectively.
(c)	Net of tax benefits of $29 million and $44 million for the 12 and 24 weeks in 2012, respectively. Net of tax benefits of $13 million and $14 million for the 12 and 24 weeks in 2011, respectively.
(d)	Net of tax expense of $4 million for the 24 weeks in 2012.
(e)	Net of tax expense of $4 million and tax benefits of $1 million for the 12 and 24 weeks in 2011, respectively.

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions, unaudited)

	24 Weeks Ended
	6/16/12	6/11/11
Operating Activities
Net income	$2,634	$3,049
Depreciation and amortization	1,201	1,187
Stock-based compensation expense	125	146
Restructuring and impairment charges	110	–
Cash payments for restructuring charges	(140)	(1)
Merger and integration charges	5	113
Cash payments for merger and integration charges	(47)	(207)
Restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	163	–
Cash payments for restructuring and other charges related to the transaction with Tingyi	(88)	–
Excess tax benefits from share-based payment arrangements	(53)	(52)
Pension and retiree medical plan contributions	(1,169)	(116)
Pension and retiree medical plan expenses	271	254
Deferred income taxes and other tax charges and credits	85	(146)
Change in accounts and notes receivable	(1,084)	(1,491)
Change in inventories	(643)	(742)
Change in prepaid expenses and other current assets	(196)	(144)
Change in accounts payable and other current liabilities	(193)	(65)
Change in income taxes payable	432	849
Other, net	(166)	(281)

Net Cash Provided by Operating Activities	1,247	2,353

Investing Activities
Capital spending	(901)	(1,231)
Sales of property, plant and equipment	42	34
Acquisition of Wimm-Bill-Dann Foods OJSC (WBD), net of cash and cash equivalents acquired	–	(2,428)
Investment in WBD	–	(164)
Cash payments related to the transaction with Tingyi	(298)	–
Other acquisitions and investments in noncontrolled affiliates	(49)	(61)
Divestitures	14	–
Short-term investments, by original maturity
More than three months – maturities	–	10
Three months or less, net	41	(10)
Other investing, net	13	(2)

Net Cash Used for Investing Activities	(1,138)	(3,852)

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions, unaudited)

	24 Weeks Ended
	6/16/12	6/11/11
Financing Activities
Proceeds from issuances of long-term debt	$2,733	$1,754
Payments of long-term debt	(1,034)	(285)
Short-term borrowings, by original maturity
More than three months – proceeds	53	180
More than three months – payments	(189)	(152)
Three months or less, net	462	(290)
Cash dividends paid	(1,626)	(1,530)
Share repurchases – common	(1,206)	(746)
Share repurchases – preferred	(3)	(4)
Proceeds from exercises of stock options	496	652
Excess tax benefits from share-based payment arrangements	53	52
Acquisition of noncontrolling interests	(12)	(1,327)
Other financing	(19)	(3)

Net Cash Used for Financing Activities	(292)	(1,699)

Effect of exchange rate changes on cash and cash equivalents	(21)	168
Net Decrease in Cash and Cash Equivalents	(204)	(3,030)
Cash and Cash Equivalents, Beginning of Year	4,067	5,943

Cash and Cash Equivalents, End of Period	$3,863	$2,913

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	(Unaudited)
	6/16/12	12/31/11
Assets
Current Assets
Cash and cash equivalents	$3,863	$4,067

Short-term investments	330	358

Accounts and notes receivable, less allowance: 6/12 – $159, 12/11 – $157	7,721	6,912

Inventories
Raw materials	1,991	1,883
Work-in-process	351	207
Finished goods	1,932	1,737

	4,274	3,827

Prepaid expenses and other current assets	1,845	2,277

Total Current Assets	18,033	17,441

Property, Plant and Equipment	34,271	35,140
Accumulated Depreciation	(15,757)	(15,442)

	18,514	19,698

Amortizable Intangible Assets, net	1,809	1,888

Goodwill	16,456	16,800
Other Nonamortizable Intangible Assets	14,399	14,557

Nonamortizable Intangible Assets	30,855	31,357

Investments in Noncontrolled Affiliates	1,562	1,477
Other Assets	1,617	1,021

Total Assets	$72,390	$72,882

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (continued)

(in millions except per share amounts)

	(Unaudited)
	6/16/12	12/31/11
Liabilities and Equity
Current Liabilities
Short-term obligations	$7,038	$6,205
Accounts payable and other current liabilities	11,153	11,757
Income taxes payable	78	192

Total Current Liabilities	18,269	18,154

Long-term Debt Obligations	21,294	20,568

Other Liabilities	7,365	8,266

Deferred Income Taxes	4,867	4,995

Total Liabilities	51,795	51,983

Commitments and Contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(160)	(157)

PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 6/12 and 12/11 – 1,865 shares	31	31
Capital in excess of par value	4,223	4,461
Retained earnings	41,274	40,316
Accumulated other comprehensive loss	(6,636)	(6,229)
Less: repurchased common stock, at cost: 6/12 – 307 shares, 12/11 – 301 shares	(18,316)	(17,875)

Total PepsiCo Common Shareholders’ Equity	20,576	20,704

Noncontrolling interests	138	311

Total Equity	20,595	20,899

Total Liabilities and Equity	$72,390	$72,882

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in millions, unaudited)

	24 Weeks Ended
	6/16/12		6/11/11
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41

Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(157)	(0.6)	(150)
Redemptions	(–)	(3)	(–)	(4)

Balance, end of period	(0.6)	(160)	(0.6)	(154)

Common Stock	1,865	31	1,865	31

Capital in Excess of Par Value
Balance, beginning of year		4,461		4,527
Stock-based compensation expense		125		146
Stock option exercises/RSUs converted(a)		(275)		(281)
Withholding tax on RSUs converted		(60)		(50)
Other		(28)		16

Balance, end of period		4,223		4,358

Retained Earnings
Balance, beginning of year		40,316		37,090
Net income attributable to PepsiCo		2,615		3,028
Cash dividends declared – common		(1,649)		(1,580)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(7)		(10)

Balance, end of period		41,274		38,527

Accumulated Other Comprehensive Loss
Balance, beginning of year		(6,229)		(3,630)
Currency translation adjustment		(538)		1,382
Cash flow hedges, net of tax:
Net derivative losses		(25)		(17)
Reclassification of net losses to net income		24		7
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		86		23
Remeasurement of net liabilities		7		–
Unrealized gains/(losses) on securities, net of tax		3		(2)
Other		36		(17)

Balance, end of period		(6,636)		(2,254)

Repurchased Common Stock
Balance, beginning of year	(301)	(17,875)	(284)	(16,745)
Share repurchases	(19)	(1,253)	(12)	(811)
Stock option exercises	11	676	14	858
Other	2	136	1	101

Balance, end of period	(307)	(18,316)	(281)	(16,597)

Total Common Shareholders’ Equity		20,576		24,065

Noncontrolling Interests
Balance, beginning of year		311		312
Net income attributable to noncontrolling interests		19		21
Distributions to noncontrolling interests		(15)		(9)
Currency translation adjustment		(6)		72
Acquisitions and divestitures		(171)		22

Balance, end of period		138		418

Total Equity		$20,595		$24,370

(a)	Includes total tax benefits of $27 million in 2012 and $33 million in 2011.

See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Balance Sheet as of June 16, 2012 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 16, 2012 and June 11, 2011, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 16, 2012 and June 11, 2011 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the full year.

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

Our Divisions

We are organized into four business units, as follows:

1.	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe and South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		24 Weeks Ended
	6/16/12	6/11/11	6/16/12	6/11/11
Net Revenue
FLNA	$3,193	$3,090	$6,203	$5,994
QFNA	583	583	1,206	1,223
LAF	1,948	1,808	3,183	2,916
PAB	5,352	5,629	9,800	10,160
Europe	3,617	3,794	5,462	5,420
AMEA	1,765	1,923	3,032	3,051

	$16,458	$16,827	$28,886	$28,764

	12 Weeks Ended		24 Weeks Ended
	6/16/12	6/11/11	6/16/12	6/11/11
Operating Profit
FLNA	$835	$853	$1,615	$1,627
QFNA	154	167	341	381
LAF	271	274	454	445
PAB	840	983	1,365	1,541
Europe	453	407	534	470
AMEA	165	299	313	445

Total division	2,718	2,983	4,622	4,909
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	(79)	(9)	5	22
Restructuring and impairment charges	(3)	–	(1)	–
Merger and integration charges	(2)	(12)	(2)	(54)
Other	(257)	(208)	(525)	(397)

	$2,377	$2,754	$4,099	$4,480

	Total Assets
	6/16/12	12/31/11
FLNA	$6,109	$6,120
QFNA	1,177	1,174
LAF	4,613	4,731
PAB	31,980	31,187
Europe	18,523	18,479
AMEA	5,511	6,048

Total division	67,913	67,739
Corporate(a)	4,477	5,143

	$72,390	$72,882

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

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

Tingyi-Asahi Beverages Holding Co Ltd

On March 31, 2012 (during our second quarter), we completed a transaction with Tingyi. Under the terms of the agreement, we contributed our company-owned and joint venture bottling operations in China to Tingyi’s beverage subsidiary, Tingyi-Asahi Beverages Holding Co., Ltd (TAB), and received as consideration a 5% indirect equity interest in TAB. As a result of this transaction, TAB is now our franchise bottler in China. We also have a call option to increase our indirect holding in TAB to 20% by 2015. We recorded restructuring and other charges of $137 million ($163 million after-tax or $0.10 per share), primarily consisting of employee-related charges, in our second quarter results. This charge is reflected in items affecting comparability (see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Intangible Assets

	6/16/12	12/31/11
Amortizable intangible assets, net
Acquired franchise rights	$921	$916
Reacquired franchise rights	111	110
Brands	1,408	1,417
Other identifiable intangibles	712	777

	3,152	3,220
Accumulated amortization	(1,343)	(1,332)

	$1,809	$1,888

The change in the book value of nonamortizable intangible assets is as follows:

	Balance 12/31/11	Acquisitions/ (Divestitures)	Translation and Other	Balance 6/16/12
FLNA
Goodwill	$311	$–	$–	$311
Brands	30	–	–	30

	341	–	–	341

QFNA
Goodwill	175	–	–	175

LAF
Goodwill	793	(162)	(10)	621
Brands	157	112	(14)	255

	950	(50)	(24)	876

PAB
Goodwill	9,932	19	1	9,952
Reacquired franchise rights	7,342	(33)	–	7,309
Acquired franchise rights	1,562	10	–	1,572
Brands	168	–	(1)	167

	19,004	(4)	–	19,000

Europe
Goodwill	4,900	78	(110)	4,868
Reacquired franchise rights	732	–	(20)	712
Acquired franchise rights	218	–	(9)	209
Brands	4,178	(96)	(76)	4,006

	10,028	(18)	(215)	9,795

AMEA
Goodwill	689	(143)	(17)	529
Brands	170	(25)	(6)	139

	859	(168)	(23)	668

Total goodwill	16,800	(208)	(136)	16,456
Total reacquired franchise rights	8,074	(33)	(20)	8,021
Total acquired franchise rights	1,780	10	(9)	1,781
Total brands	4,703	(9)	(97)	4,597

	$31,357	$(240)	$(262)	$30,855

Stock-Based Compensation

For the 12 weeks ended June 16, 2012, we recognized stock-based compensation expense of $69 million. For the 24 weeks ended June 16, 2012, we recognized stock-based compensation expense of $119 million ($125 million recorded as stock-based compensation expense, $1 million included in merger and integration charges and income of $7 million included in restructuring and impairment charges). For the 12 weeks ended June 11, 2011, we recognized stock-based compensation expense of $76 million ($74 million recorded as stock-based compensation expense and $2 million included in merger and integration charges). For the 24 weeks ended June 11, 2011, we recognized stock-based compensation expense of $155 million ($146 million recorded as stock-based compensation expense and $9 million included in merger and integration charges).

In connection with our multi-year productivity plan (Productivity Plan) announced in February 2012, the Compensation Committee of PepsiCo’s Board of Directors elected to delay the grant of the annual equity award from the first quarter of 2012 to the second quarter of 2012, in order to appropriately administer the award following employee headcount reductions. Therefore, for the 12 and 24 weeks ended June 16, 2012, we granted 3.4 million stock options and 4.2 million restricted stock units (RSU) at a weighted-average grant price of $66.50, under the terms of our 2007 Long-Term Incentive Plan. For the 12 weeks ended June 11, 2011, our grants of stock options and RSUs were nominal. For the 24 weeks ended June 11, 2011, we granted 6.4 million stock options and 5.2 million RSUs at weighted-average grant prices of $63.78 and $63.81, respectively, under the terms of our 2007 Long-Term Incentive Plan.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/16/12	6/11/11
Expected life	6 yrs.	6 yrs.
Risk free interest rate	1.3%	2.6%
Expected volatility(a)	17%	16%
Expected dividend yield	3.0%	2.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

As part of our 2007 Long-Term Incentive Plan, we granted a nominal amount of PepsiCo equity performance units (PEPUnits) to certain executive officers. These PEPUnits are earned based on achievement of a cumulative net income performance target and provide an opportunity to earn shares of PepsiCo Common Stock with a value that adjusts based upon absolute changes in PepsiCo’s stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.

Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/16/12	6/11/11	6/16/12	6/11/11	6/16/12	6/11/11
	U.S.		International
Service cost	$94	$80	$24	$23	$11	$11
Interest cost	123	126	28	28	15	21
Expected return on plan assets	(183)	(162)	(35)	(33)	(5)	(4)
Amortization of prior service cost/(benefit)	4	4	1	1	(6)	(6)
Amortization of experience loss	59	34	12	9	–	3

	97	82	30	28	15	25
Settlement loss	–	–	3	–	–	–

Total expense	$97	$82	$33	$28	$15	$25

	24 Weeks Ended
	Pension				Retiree Medical
	6/16/12	6/11/11	6/16/12	6/11/11	6/16/12	6/11/11
	U.S.		International
Service cost	$189	$162	$42	$40	$23	$23
Interest cost	246	252	48	49	30	41
Expected return on plan assets	(367)	(324)	(61)	(57)	(10)	(7)
Amortization of prior service cost/(benefit)	8	7	1	1	(12)	(13)
Amortization of experience loss	119	67	22	16	–	6

	195	164	52	49	31	50
Settlement/Curtailment (gain)/loss	(7)	(9)	3	–	–	–
Special termination benefits	4	10	–	–	4	1

Total expense	$192	$165	$55	$49	$35	$51

During the first quarter of 2012, we made discretionary contributions of $860 million to our pension plans and $140 million to our retiree medical plans.

Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	6/16/12	12/31/11
Balance, beginning of year	$2,167	$2,022
Additions for tax positions related to the current year	122	233
Additions for tax positions from prior years	21	147
Reductions for tax positions from prior years	(25)	(46)
Settlement payments	(10)	(156)
Statute of limitations expiration	–	(15)
Translation and other	(1)	(18)

Balance, end of period	$2,274	$2,167

Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/16/12		6/11/11
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,488		$1,885
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(2)		(1)

Net income available for PepsiCo common shareholders	$1,485	1,563	$1,883	1,583

Basic net income attributable to PepsiCo per common share	$0.95		$1.19

Net income available for PepsiCo common shareholders	$1,485	1,563	$1,883	1,583
Dilutive securities:
Stock options and RSUs(b)	–	17	–	21
ESOP convertible preferred stock	3	1	2	1

Diluted	$1,488	1,581	$1,885	1,605

Diluted net income attributable to PepsiCo per common share	$0.94		$1.17

	24 Weeks Ended
	6/16/12		6/11/11
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$2,615		$3,028
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(3)		(3)

Net income available for PepsiCo common shareholders	$2,611	1,565	$3,024	1,583

Basic net income attributable to PepsiCo per common share	$1.67		$1.91

Net income available for PepsiCo common shareholders	$2,611	1,565	$3,024	1,583
Dilutive securities:
Stock options and RSUs(b)	–	17	–	21
ESOP convertible preferred stock	4	1	4	1

Diluted	$2,615	1,583	$3,028	1,605

Diluted net income attributable to PepsiCo per common share	$1.65		$1.89

(a)	Weighted-average common shares outstanding (in millions).

(b)

Options to purchase 10.2 million and 19.9 million shares, respectively, for the 12 and 24 weeks in 2012 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $68.93 and $67.44, respectively. Options to purchase 10.1 million and 20.7 million shares, respectively, for the 12 and 24 weeks in 2011 were not included in the calculation of earnings per share because these options were out-of-the-money. Out-of-the-money options for the 12 and 24 weeks in 2011 had average exercise prices of $68.88 and $67.35, respectively.

Debt Obligations and Commitments

In the first quarter of 2012, we issued:

•	$750 million of 0.750% senior notes maturing in 2015;

•	$1.250 billion of 2.750% senior notes maturing in 2022; and

•	$750 million of 4.000% senior notes maturing in 2042.

The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.

In the second quarter of 2012, we extended the termination date of our four-year unsecured revolving credit agreement (Four-Year Credit Agreement) from June 14, 2015 to June 14, 2016 and the termination date of our 364-day unsecured revolving credit agreement (364-Day Credit Agreement) from June 12, 2012 to June 11, 2013. Funds borrowed under the Four-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes of PepsiCo and its subsidiaries, including, but not limited to, working capital, capital investments and acquisitions.

As of June 16, 2012, we had $3.3 billion of commercial paper outstanding.

Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2012	2013 – 2014	2015 – 2016	2017 and beyond
Long-term debt obligations(b)	$20,530	$–	$4,169	$4,195	$12,166
Interest on debt obligations(c)	8,304	495	1,545	1,223	5,041
Operating leases	1,767	246	647	363	511
Purchasing commitments	3,033	873	1,682	418	60
Marketing commitments	2,410	131	595	535	1,149

	$36,044	$1,745	$8,638	$6,734	$18,927

(a)

Reflects non-cancelable commitments as of June 16, 2012 based on foreign exchange rates in effect on the balance sheet date and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)

Excludes $3,367 million related to current maturities of long-term debt, $415 million related to the fair value step-up of debt acquired in connection with our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS), and $349 million related to the increase in carrying value of long-term debt reflecting the gains on our fair value interest rate swaps.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of June 16, 2012.

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

Restructuring, Impairment and Integration Charges

In the 12 weeks ended June 16, 2012, we incurred restructuring and impairment charges of $77 million ($57 million after-tax or $0.04 per share) in conjunction with our Productivity Plan, including $24 million recorded in the FLNA segment, $1 million recorded in the QFNA segment, $6 million recorded in the LAF segment, $35 million recorded in the PAB segment, $8 million recorded in the AMEA segment and $3 million recorded in corporate unallocated expenses. In the 24 weeks ended June 16, 2012, we incurred restructuring and impairment charges of $110 million ($80 million after-tax or $0.05 per share) in conjunction with our Productivity Plan, including $32 million recorded in the FLNA segment, $6 million recorded in the QFNA segment, $12 million recorded in the LAF segment, $43 million recorded in the PAB segment, $17 million recorded in the AMEA segment, $1 million recorded in corporate unallocated expenses and income of $1 million recorded in the Europe segment representing adjustments of previously recorded amounts. All of these net charges were recorded in selling, general and administrative expenses. Substantially all cash payments related to these charges are expected to be paid by the end of 2012. The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty beyond 2012.

A summary of our Productivity Plan activity in 2012 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 31, 2011	$249	$–	$27	$276
2012 restructuring and impairment charges	40	26	44	110
Cash payments	(102)	–	(38)	(140)
Non-cash charges	(6)	(26)	(3)	(35)

Liability as of June 16, 2012	$181	$–	$30	$211

In the 12 weeks ended June 16, 2012, we incurred merger and integration charges of $3 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $1 million recorded in the Europe segment and $2 million recorded in corporate unallocated expenses. In the 24 weeks ended June 16, 2012, we incurred merger and integration charges of $5 million ($4 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $3 million recorded in the Europe segment and $2 million recorded in corporate unallocated expenses. These charges were recorded in selling, general and administrative expenses. Cash payments related to these charges are expected to be paid by the end of 2012.

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

A summary of our merger and integration activity in 2012 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 31, 2011	$98	$7	$105
2012 merger and integration charges	3	2	5
Cash payments	(43)	(4)	(47)
Non-cash charges	(5)	–	(5)

Liability as of June 16, 2012	$53	$5	$58

Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange rates and currency restrictions, and

•	interest rates.

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

Commodity Prices

We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supplies of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for metals, energy and agricultural products. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness is not material. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $65 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $538 million as of June 16, 2012 and $590 million as of June 11, 2011.

Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $563 million as of June 16, 2012 and $356 million as of June 11, 2011.

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

Our foreign currency derivatives had a total face value of $2.6 billion as of June 16, 2012 and $2.3 billion as of June 11, 2011. During the next 12 months, we expect to reclassify net gains of $27 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Additionally, ineffectiveness is not material. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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

The notional amounts of the interest rate derivative instruments outstanding as of June 16, 2012 and June 11, 2011 were $7.3 billion and $8.7 billion, respectively. We classify both the earnings and cash flow impact from these interest rate derivative instruments consistent with the underlying hedged item. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness is not material. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.

As of June 16, 2012, approximately 34% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 38% as of December 31, 2011.

Fair Value Measurements

The fair values of our financial assets and liabilities as of June 16, 2012 and June 11, 2011 are categorized as follows:

	2012		2011
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$62	$–	$85	$–
Short-term investments – index funds(c)	$158	$–	$176	$–
Prepaid forward contracts(d)	$40	$–	$41	$–
Deferred compensation(e)	$–	$501	$–	$547

Derivatives designated as fair value hedging instruments:
Interest rate derivatives(f)	$289	$–	$345	$–

Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts(g)	$41	$14	$7	$36
Interest rate derivatives(f)	–	–	–	14
Commodity contracts(h)	–	79	74	13

	$41	$93	$81	$63

Derivatives not designated as hedging instruments:
Foreign exchange contracts(g)	$17	$16	$8	$15
Interest rate derivatives(f)	124	156	44	81
Commodity contracts(h)	17	72	47	2

	$158	$244	$99	$98

Total derivatives at fair value	$488	$337	$525	$161

Total	$748	$838	$827	$708

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

(e)

Based on the fair value of investments corresponding to employees’ investment elections. As of June 16, 2012 and June 11, 2011, $11 million and $46 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)

Based on recently reported market transactions, primarily swap arrangements, except for liabilities as of June 11, 2011, which primarily related to commodity futures contracts. The futures contracts are valued based on average prices on futures exchanges and categorized as Level 1 liabilities.

The fair value of our debt obligations as of June 16, 2012 was $31 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax losses/(gains) on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/16/12	6/11/11	6/16/12	6/11/11	6/16/12	6/11/11

Foreign exchange contracts	$3	$2	$(33)	$12	$5	$16
Interest rate derivatives	(19)	(56)	–	35	5	3
Commodity contracts	72	(7)	55	(15)	16	(19)

Total	$56	$(61)	$22	$32	$26	$–

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement(a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	6/16/12	6/11/11	6/16/12	6/11/11	6/16/12	6/11/11

Foreign exchange contracts	$(7)	$1	$(4)	$37	$2	$21
Interest rate derivatives	8	(78)	4	29	9	6
Commodity contracts	23	(46)	37	(55)	27	(25)

Total	$24	$(123)	$37	$11	$38	$2

(a)

Interest rate derivatives gains/losses are primarily from fair value hedges and are included in interest expense. These gains/losses are substantially offset by increases/decreases in the value of the underlying debt, which are also included in interest expense. All other gains/losses are from non-designated hedges and are included in corporate unallocated expenses.

(b)	Interest rate losses are included in interest expense. All other gains/losses are primarily included in cost of sales.

Recent Accounting Pronouncements

In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA required us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we recorded a one-time related tax charge of $41 million in the second quarter of 2010. In the first quarter of 2012, we began pre-paying funds within our 401(h) voluntary employee beneficiary associations (VEBA) trust to fully cover prescription drug benefit liabilities for Medicare eligible retirees. As a result, the receipt of future Medicare subsidy payments for prescription drugs will not be taxable and, consequently, we recorded a $55 million tax benefit reflecting this change in the first quarter of 2012.

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB approved a deferral of the effective date of certain requirements related to the presentation and disclosure of reclassification adjustments from other comprehensive income to net income. The provisions of the retained guidance were effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the 12 and 24 weeks ended June 16, 2012 and June 11, 2011 as two separate but consecutive statements. In June 2012, the FASB decided not to reinstate the previously deferred presentation and disclosure requirements for reclassification adjustments from other comprehensive income to net income. As an alternative, the FASB decided to issue a proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component. In addition, an entity would be required to provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We will continue to monitor the FASB’s activities related to the proposed guidance.

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

Our operations outside of the U.S. generated approximately 45% of our net revenue in the 24 weeks ended June 16, 2012. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2011 and 2012, the economic environment in Europe continued to deteriorate and certain countries experienced debt and credit issues as well as currency fluctuations. We are identifying actions to potentially mitigate the unfavorable impact, if any, on our 2012 results. During the 12 weeks ended June 16, 2012, unfavorable foreign currency decreased net revenue growth by over 3 percentage points, primarily due to depreciation of the Mexican peso, Russian ruble, euro, Indian rupee and Brazilian real. During the 24 weeks ended June 16, 2012, unfavorable foreign currency decreased net revenue growth by 2.5 percentage points, primarily due to depreciation of the Mexican peso, Russian ruble, euro, Indian rupee and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.

See Financial Instruments in the notes to the condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of June 16, 2012 and June 11, 2011. Cautionary statements included in Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability

Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended				24 Weeks Ended
	6/16/12		6/11/11		6/16/12		6/11/11
Operating profit
Mark-to-market net (losses)/gains		$(79)		$(9)		$5	$22
Restructuring and impairment charges		$(77)		$–		$(110)	$–
Merger and integration charges		$(3)		$(58)		$(5)	$(113)
Inventory fair value adjustments		$–		$(4)		$–	$(38)
Restructuring and other charges related to the transaction with Tingyi		$(137)		$–		$(137)	$–
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains		$(55)		$(5)		$5	$14
Restructuring and impairment charges		$(57)		$–		$(80)	$–
Merger and integration charges		$(2)		$(45)		$(4)	$(94)
Inventory fair value adjustments		$–		$(2)		$–	$(23)
Restructuring and other charges related to the transaction with Tingyi		$(163)		$–		$(163)	$–
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains		$(0.04)	$	(–)		$–	$0.01
Restructuring and impairment charges		$(0.04)		$–		$(0.05)	$–
Merger and integration charges	$	(–)		$(0.03)	$	(–)	$(0.06)
Inventory fair value adjustments		$–	$	(–)		$–	$(0.01)
Restructuring and other charges related to the transaction with Tingyi		$(0.10)		$–		$(0.10)	$–

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

In the 12 weeks ended June 16, 2012, we recognized $79 million ($55 million after-tax or $0.04 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 24 weeks ended June 16, 2012, we recognized $5 million ($5 million after-tax with a nominal amount per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In the 12 weeks ended June 11, 2011, we recognized $9 million ($5 million after-tax with a nominal amount per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 24 weeks ended June 11, 2011, we recognized $22 million ($14 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges

In the 12 weeks ended June 16, 2012, we incurred restructuring and impairment charges of $77 million ($57 million after-tax or $0.04 per share) in conjunction with our Productivity Plan, including $24 million recorded in the FLNA segment, $1 million recorded in the QFNA segment, $6 million recorded in the LAF segment, $35 million recorded in the PAB segment, $8 million recorded in the AMEA segment and $3 million recorded in corporate unallocated expenses. In the 24 weeks ended June 16, 2012, we incurred restructuring and impairment charges of $110 million ($80 million after-tax or $0.05 per share) in conjunction with our Productivity Plan, including $32 million recorded in the FLNA segment, $6 million recorded in the QFNA segment, $12 million recorded in the LAF segment, $43 million recorded in the PAB segment, $17 million recorded in the AMEA segment, $1 million recorded in corporate unallocated expenses and income of $1 million recorded in the Europe segment representing adjustments of previously recorded amounts. The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty beyond 2012. As a result, we expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, $110 million of which was reflected in our results through the second quarter of 2012, and we anticipate approximately $315 million of additional charges during the remainder of 2012, with the balance of approximately $102 million to be reflected in our 2013, 2014 and 2015 results. These charges will consist of approximately $500 million of severance and other employee-related costs; approximately $325 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $85 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011 and cash expenditures of $140 million through the second quarter of 2012, and we anticipate approximately $295 million of additional related cash expenditures during the remainder of 2012, with the balance of approximately $290 million of related cash expenditures expected in 2013 through 2015. We expect that the Productivity Plan will be substantially completed by the end of 2012 with incremental productivity initiatives continuing through the end of 2015.

Merger and Integration Charges

In the 12 weeks ended June 16, 2012, we incurred merger and integration charges of $3 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $1 million recorded in the Europe segment and $2 million recorded in corporate unallocated expenses. In the 24 weeks ended June 16, 2012, we incurred merger and integration charges of $5 million ($4 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $3 million recorded in the Europe segment and $2 million recorded in corporate unallocated expenses.

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

Restructuring and Other Charges Related to the Transaction with Tingyi

In the 12 and 24 weeks ended June 16, 2012, we recorded restructuring and other charges of $137 million ($163 million after-tax or $0.10 per share) related to the transaction with Tingyi.

Non-GAAP Measures

Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign currency. These measures are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Organic Net Revenue Growth” and “Management Operating Cash Flow.”

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks and 24 weeks ended June 16, 2012, total servings increased 2%. 2012 servings growth reflects an adjustment to the base year (2011) for divestitures that occurred in 2011 and 2012, as applicable.

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

Consolidated Results

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/16/12	6/11/11	Change	6/16/12	6/11/11	Change
Total net revenue	$16,458	$16,827	(2)%	$28,886	$28,764	–%

Operating profit
FLNA	$835	$853	(2)%	$1,615	$1,627	(1)%
QFNA	154	167	(8)%	341	381	(11)%
LAF	271	274	(1)%	454	445	2%
PAB	840	983	(15)%	1,365	1,541	(11)%
Europe	453	407	11%	534	470	14%
AMEA	165	299	(45)%	313	445	(29)%
Corporate Unallocated
Mark-to-market net (losses)/gains	(79)	(9)	802%	5	22	(78)%
Restructuring and impairment charges	(3)	–	n/m	(1)	–	n/m
Merger and integration charges	(2)	(12)	(96)%	(2)	(54)	(99)%
Other	(257)	(208)	23%	(525)	(397)	32%

Total operating profit	$2,377	$2,754	(14)%	$4,099	$4,480	(9)%

Total operating profit margin	14.4%	16.4%	(2.0)	14.2%	15.6%	(1.4)

n/m = not meaningful

See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks

On a reported basis, total operating profit decreased 14% and operating margin decreased 2 percentage points. Operating profit performance was primarily driven by higher commodity costs, partially offset by effective net pricing. Commodity cost inflation was approximately $350 million compared to the prior year period, primarily attributable to PAB and FLNA. Items affecting comparability (see “Items Affecting Comparability”) reduced total operating profit growth by 8 percentage points and total operating margin by 1.4 percentage points.

24 Weeks

On a reported basis, total operating profit decreased 9% and operating margin decreased 1.4 percentage points. Operating profit performance was primarily driven by higher commodity costs, partially offset by effective net pricing. Commodity cost inflation was approximately $700 million compared to the prior year period, primarily attributable to PAB and FLNA. Items affecting comparability (see “Items Affecting Comparability”) reduced total operating profit growth by 3 percentage points and total operating margin by 0.4 percentage points.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/16/12	6/11/11	Change	6/16/12	6/11/11	Change

Interest expense, net	$(208)	$(179)	16%	$(383)	$(342)	12%

Tax rate	30.8%	26.0%		29.1%	26.3%

Net income attributable to PepsiCo	$1,488	$1,885	(21)%	$2,615	$3,028	(14)%
Net income attributable to PepsiCo per common share – diluted	$0.94	$1.17	(20)%	$1.65	$1.89	(12)%
Mark-to-market net losses/(gains)	0.04	–		–	(0.01)
Restructuring and impairment charges	0.04	–		0.05	–
Merger and integration charges	–	0.03		–	0.06
Inventory fair value adjustments	–	–		–	0.01
Restructuring and other charges related to the transaction with Tingyi	0.10	–		0.10	–

Net income attributable to PepsiCo per common share – diluted, excluding above items*	$1.12	$1.21 **	(7)%	$1.81 **	$1.95	(7)%

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net interest expense increased 16%, primarily reflecting lower average rates on our investment balances, losses in the market value of investments used to economically hedge a portion of our deferred compensation costs and higher average rates on our debt balances.

The reported tax rate increased 4.8% compared to the prior year, primarily reflecting the tax impact of the transaction with Tingyi and lapping of the prior year tax benefits related to a portion of our international bottling operations, partially offset by the favorable resolution of certain tax matters in the current year.

Net income attributable to PepsiCo decreased 21% and net income attributable to PepsiCo per common share decreased 20%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 12 percentage points.

24 Weeks

Net interest expense increased 12%, primarily reflecting higher average rates on our debt balances, lower average rates on our investment balances and higher average debt balances.

The reported tax rate increased 2.8% compared to the prior year, primarily reflecting the tax impact of the transaction with Tingyi and lapping of the prior year tax benefits related to a portion of our international bottling operations, partially offset by the pre-payment of Medicare subsidy liabilities.

Net income attributable to PepsiCo decreased 14% and net income attributable to PepsiCo per common share decreased 12%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 5 percentage points.

Results of Operations – Division Review

The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, 2012 volume growth measures reflect an adjustment to the base year (2011) for divestitures that occurred in 2011 and 2012. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

Furthermore, in the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions and divestitures,” except as otherwise noted, reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 16, 2012	$3,193	$583	$1,948	$5,352	$3,617	$1,765	$16,458
June 11, 2011	$3,090	$583	$1,808	$5,629	$3,794	$1,923	$16,827
% Impact of:
Volume(a)	–%	(1)%	3%	(1)%	(2)%	9%	1%
Effective net pricing(b)	4	2	11	3.5	4	1	4
Foreign exchange	–	(1)	(9)	(0.5)	(8)	(4)	(3)
Acquisitions and divestitures	–	–	3	(7)	–	(15)	(4)

% Change(c)	3%	–%	8%	(5)%	(5)%	(8)%	(2)%

Net Revenue
24 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
June 16, 2012	$6,203	$1,206	$3,183	$9,800	$5,462	$3,032	$28,886
June 11, 2011	$5,994	$1,223	$2,916	$10,160	$5,420	$3,051	$28,764
% Impact of:
Volume(a)	(1)%	(3)%	4%	(2)%	(1)%	7%	–%
Effective net pricing(b)	5	2	11	4	5	4	5
Foreign exchange	–	–	(8)	–	(7)	(2)	(2.5)
Acquisitions and divestitures	–	–	2	(5)	4	(9)	(2)

% Change(c)	3.5%	(1)%	9%	(3.5)%	1%	(1)%	–%

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

Organic Net Revenue Growth

Organic net revenue growth is a significant measure we use to monitor net revenue performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP net revenue growth. In order to compute our organic net revenue growth results, we exclude the impact of acquisitions and divestitures and foreign exchange from reported net revenue growth. See also “Non-GAAP Measures.”

Organic Net Revenue Growth
12 Weeks Ended 6/16/2012	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3%	–%	8%	(5)%	(5)%	(8)%	(2)%
% Impact of:
Foreign exchange	–	1	9	0.5	8	4	3
Acquisitions and divestitures	–	–	(3)	7	–	15	4

Organic Growth(a)	4%	1%	14%	2%	3%	10%	5%

Organic Net Revenue Growth
24 Weeks Ended 6/16/2012	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3.5%	(1)%	9%	(3.5)%	1%	(1)%	–%
% Impact of:
Foreign exchange	–	–	8	–	7	2	2.5
Acquisitions and divestitures	–	–	(2)	5	(4)	9	2

Organic Growth(a)	4%	(0.5)%	15%	2%	3%	11%	5%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/16/12	6/11/11	Change		6/16/12	6/11/11	Change
Net revenue	$3,193	$3,090	3		$6,203	$5,994	3.5

Impact of foreign currency translation			–				–

Net revenue growth, on a constant currency basis*			4	**			4	**

Operating profit	$835	$853	(2)		$1,615	$1,627	(1)
Restructuring and impairment charges	24	–			32	–

Operating profit excluding above item*	$859	$853	1		$1,647	$1,627	1

Impact of foreign currency translation			–				–

Operating profit growth excluding above item, on a constant currency basis*			1				1

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue increased 3% and pound volume increased slightly. The volume performance reflects a mid-single-digit increase in trademark Doritos offset by double-digit declines in trademark SunChips and Rold Gold. Net revenue growth was driven by effective net pricing.

Operating profit declined 2%, reflecting higher commodity costs, primarily cooking oil, and higher advertising and marketing expenses. Restructuring and impairment charges negatively impacted operating profit performance by nearly 3 percentage points.

24 Weeks

Net revenue increased 3.5% and pound volume declined 1%. The volume decline primarily reflects a mid-single-digit decline in trademark Lay’s and a double-digit decline in trademark Rold Gold, partially offset by high-single-digit growth in variety packs. Net revenue growth was driven by effective net pricing, partially offset by the volume decline.

Operating profit declined 1%, reflecting higher commodity costs, primarily cooking oil, and higher advertising and marketing expenses, partially offset by the net revenue growth. Restructuring and impairment charges negatively impacted operating profit performance by 2 percentage points.

Quaker Foods North America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/16/12	6/11/11	Change		6/16/12	6/11/11	Change
Net revenue	$583	$583	–		$1,206	$1,223	(1)

Impact of foreign currency translation			1				–

Net revenue growth, on a constant currency basis*			0.5	**			(1)

Operating profit	$154	$167	(8)		$341	$381	(11)
Restructuring and impairment charges	1	–			6	–

Operating profit excluding above item*	$155	$167	(8)		$347	$381	(9)

Impact of foreign currency translation			0.5				–

Operating profit growth excluding above item, on a constant currency basis*			(7	)**			(9)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue was flat and volume declined 1%. The volume decline primarily reflects high-single-digit declines in granola bars and low-single-digit declines in ready-to-eat cereals, partially offset by the introduction of Soft Baked Cookies and low-single-digit growth in Oatmeal. Net revenue performance benefited from favorable mix. Unfavorable foreign currency decreased net revenue performance by nearly 1 percentage point.

Operating profit declined 8%, primarily reflecting higher commodity costs as well as the impact of less-favorable settlements of promotional spending accruals in the current year, which negatively impacted operating profit performance by 3 percentage points. Restructuring charges negatively impacted operating profit performance by 1 percentage point.

24 Weeks

Net revenue declined 1% and volume declined 3%. The volume decline primarily reflects double-digit declines in Chewy granola bars and mid-single-digit declines in Oatmeal and ready-to-eat cereals, partially offset by the introduction of Soft Baked Cookies. Net revenue performance benefited from positive net pricing.

Operating profit declined 11%, primarily reflecting higher commodity costs. Additionally, the benefit from a change in accounting methodology for inventory recorded in the prior year contributed 4 percentage points to the operating profit decline. Restructuring charges negatively impacted operating profit performance by 1.5 percentage points.

Latin America Foods

	12 Weeks Ended		%	24 Weeks Ended		%
	6/16/12	6/11/11	Change	6/16/12	6/11/11	Change
Net revenue	$1,948	$1,808	8	$3,183	$2,916	9

Impact of foreign currency translation			9			8

Net revenue growth, on a constant currency basis*			17			17

Operating profit	$271	$274	(1)	$454	$445	2
Restructuring and impairment charges	6	–		12	–

Operating profit excluding above item*	$277	$274	1	$466	$445	5

Impact of foreign currency translation			10			9

Operating profit growth excluding above item, on a constant currency basis*			11			14

*	See “Non-GAAP Measures”

12 Weeks

Net revenue increased 8%, primarily reflecting favorable effective net pricing and volume growth. Volume grew 15%, primarily reflecting acquisitions in Brazil and Argentina in the fourth quarter of 2011, which contributed 11 percentage points to the volume growth. Additionally, Mexico grew at a mid-single-digit rate, partially offset by a mid-single-digit decline in Brazil (excluding the impact of the acquisition). Unfavorable foreign currency reduced net revenue growth by 9 percentage points. Acquisitions and divestitures contributed 3 percentage points to the net revenue growth.

Operating profit decreased 1%, primarily reflecting higher commodity costs and increased advertising and marketing expenses. Unfavorable foreign currency negatively impacted operating profit performance by 10 percentage points and acquisitions and divestitures positively contributed nearly 1 percentage point to operating profit performance. Restructuring and impairment charges negatively impacted operating profit performance by 2.5 percentage points.

24 Weeks

Net revenue increased 9%, primarily reflecting favorable effective net pricing and volume growth. Volume grew 15%, primarily reflecting acquisitions in Brazil and Argentina in the fourth quarter of 2011, which contributed 11 percentage points to the volume growth. Additionally, Mexico grew at a mid-single-digit rate, partially offset by a mid-single-digit decline in Brazil (excluding the impact of the acquisition). Unfavorable foreign currency reduced net revenue growth by 8 percentage points. Acquisitions and divestitures contributed over 2 percentage points to the net revenue growth.

Operating profit increased 2%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Unfavorable foreign currency reduced operating profit growth by 9 percentage points and acquisitions and divestitures reduced operating profit growth by over 1 percentage point. Restructuring and impairment charges reduced operating profit growth by 3 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%	24 Weeks Ended		%
	6/16/12	6/11/11	Change	6/16/12	6/11/11	Change
Net revenue	$5,352	$5,629	(5)	$9,800	$10,160	(3.5)

Impact of foreign currency translation			0.5			–

Net revenue growth, on a constant currency basis*			(4)**			(3)**

Operating profit	$840	$983	(15)	$1,365	$1,541	(11)
Restructuring and impairment charges	35	–		43	–
Merger and integration charges	–	32		–	53
Inventory fair value adjustments	–	4		–	13

Operating profit excluding above items*	$875	$1,019	(14)	$1,408	$1,607	(12)

Impact of foreign currency translation			1			1

Operating profit growth excluding above items, on a constant currency basis*			(13)			(11)

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue decreased 5%, primarily reflecting the divestiture of our Mexico beverage business in the fourth quarter of 2011, which contributed 7 percentage points to the net revenue decline. Additionally, volume declines were more than offset by favorable effective net pricing. Volume decreased 1%, primarily reflecting North America volume declines of 2%, partially offset by a 2% increase in Latin America volume. North America volume declines were driven by a 4% decline in CSD volume, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume growth primarily reflected a mid-single-digit increase in Gatorade sports drinks, partially offset by a double-digit decline in Tropicana brands. Latin America volume growth primarily reflected a mid-single-digit increase in Mexico and a high-single-digit increase in

Brazil, partially offset by low-single-digit declines in Venezuela and Honduras.

Reported operating profit decreased 15%, primarily reflecting higher commodity costs and increased advertising and marketing expenses, partially offset by favorable effective net pricing. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 14%. The divestiture of our Mexico beverage business contributed 2 percentage points to the reported operating profit decline.

24 Weeks

Net revenue decreased 3.5%, primarily reflecting the divestiture of our Mexico beverage business in the fourth quarter of 2011, which contributed over 5 percentage points to the net revenue decline. Additionally, volume declines were more than offset by favorable effective net pricing. Volume decreased 1%, primarily reflecting North America volume declines of 2%, partially offset by a 3% increase in Latin America volume. North America volume declines were driven by a 4% decline in CSD volume, while non-carbonated beverage volume was unchanged. Latin America volume growth primarily reflected mid-single-digit increases in Mexico and Brazil, partially offset by a double-digit decline in Venezuela.

Reported operating profit decreased 11%, primarily reflecting higher commodity costs and increased advertising and marketing expenses, partially offset by favorable effective net pricing. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 12%. The divestiture of our Mexico beverage business contributed 1 percentage point to the reported operating profit decline.

Europe

	12 Weeks Ended		%	24 Weeks Ended		%
	6/16/12	6/11/11	Change	6/16/12	6/11/11	Change
Net revenue	$3,617	$3,794	(5)	$5,462	$5,420	1

Impact of foreign currency translation			8			7

Net revenue growth, on a constant currency basis*			3			7	**

Operating profit	$453	$407	11	$534	$470	14
Restructuring and impairment charges	–	–		(1)	–
Merger and integration charges	1	14		3	6
Inventory fair value adjustments	–	–		–	25

Operating profit excluding above items*	$454	$421	8	$536	$501	7

Impact of foreign currency translation			7			7

Operating profit growth excluding above items, on a constant currency basis*			15			14

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue decreased 5%, primarily reflecting unfavorable foreign currency, which reduced net revenue growth by 8 percentage points, partially offset by favorable effective net pricing.

Snacks volume grew 1%, reflecting double-digit growth in Russia (ex-WBD), partially offset by a low-single-digit decline at WBD and mid-single-digit declines in Turkey and the Netherlands. Additionally, the United Kingdom decreased slightly.

Beverage volume decreased by 2%, reflecting broad-based declines driven by a double-digit decline in Poland and a high-single-digit decline in Germany, partially offset by low-single-digit growth in Russia (ex-WBD), Turkey and at WBD. Additionally, the United Kingdom increased slightly.

Reported operating profit increased 11%, primarily reflecting favorable effective net pricing and the timing of advertising and marketing expenses, partially offset by higher commodity costs. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 8%. A benefit in the prior year from the accelerated timing of concentrate shipments in connection with our global SAP implementation and the impact of less-favorable settlements of promotional spending accruals in the current year negatively impacted reported operating profit growth by 4 percentage points and 2 percentage points, respectively. Unfavorable foreign currency reduced operating profit growth by 7 percentage points.

24 Weeks

Net revenue grew 1%, primarily reflecting favorable effective net pricing, as well as our acquisition of WBD, which contributed 4 percentage points to the net revenue growth. Unfavorable foreign currency reduced net revenue growth by 7 percentage points.

Snacks volume grew 6%, primarily reflecting our acquisition of WBD, which contributed 5 percentage points to volume growth and grew at a low-single-digit rate for the comparable post-acquisition period. Double-digit growth in Russia (ex-WBD) was partially offset by low-single-digit declines in Turkey and the Netherlands. Additionally, the United Kingdom experienced low-single-digit growth.

Beverage volume increased 2%, primarily reflecting our acquisition of WBD, which contributed over 3 percentage points to volume growth, and increased at a low-single-digit rate for the comparable post-acquisition period. A double-digit decline in Poland, a mid-single-digit decline in Germany and a low-single-digit decline in Russia (ex-WBD) were partially offset by a mid-single-digit increase in the United Kingdom.

Reported operating profit increased 14%, reflecting the net revenue growth and the timing of advertising and marketing expenses, partially offset by higher commodity costs. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 7%. The benefit in the prior year from the accelerated timing of concentrate shipments in connection with our global SAP implementation and the impact of less-favorable settlements of promotional spending accruals in the current year each negatively impacted reported operating profit growth by 4 percentage points. Unfavorable foreign currency reduced operating profit performance by 7 percentage points.

Asia, Middle East & Africa

	12 Weeks Ended		%	24 Weeks Ended		%
	6/16/12	6/11/11	Change	6/16/12	6/11/11	Change
Net revenue	$1,765	$1,923	(8)	$3,032	$3,051	(1)

Impact of foreign currency translation			4			2

Net revenue growth, on a constant currency basis*			(4)			2	**

Operating profit	$165	$299	(45)	$313	$445	(29)
Restructuring and impairment charges	8	–		17	–
Restructuring and other charges related to the transaction with Tingyi	137	–		137	–

Operating profit excluding above items*	$310	$299	4	$467	$445	5

Impact of foreign currency translation			3			1.5

Operating profit growth excluding above items, on a constant currency basis*			7			7	**

*	See “Non-GAAP Measures”
**	Does not sum due to rounding

12 Weeks

Net revenue declined 8%, reflecting the impact of the transaction with Tingyi and the deconsolidation of International Dairy and Juice Limited (IDJ), which negatively impacted net revenue performance by 13 percentage points and 2 percentage points, respectively, partially offset by volume growth and effective net pricing. Unfavorable foreign currency negatively impacted net revenue performance by 4 percentage points.

Snacks volume grew 19%, reflecting broad-based increases driven by double-digit growth in the Middle East, China and India.

Beverage volume grew 6%, reflecting broad-based increases driven by double-digit growth in India and high-single-digit growth in the Middle East, partially offset by a double-digit decline in China, which was lapping double-digit growth in the prior year. The decline in China was also driven by the transitional impact of the transaction with Tingyi and the introduction of a 500 ml PET value package in the third quarter of 2011, which largely replaced our 600 ml offering in the market. Acquisitions had a nominal impact on beverage volume growth.

Operating profit declined 45%, primarily driven by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 4%, reflecting the volume growth and effective net pricing, partially offset by higher commodity costs. Additionally, the benefits in the prior year from both the accelerated timing of concentrate shipments in connection with our global SAP implementation and the recovery of a previously written-off receivable contributed 7 percentage points and 3 percentage points, respectively, to the reported operating profit decline. Unfavorable foreign currency negatively impacted reported operating profit performance by 3 percentage points. Excluding the restructuring and other charges related to the transaction with Tingyi listed in the above items affecting comparability, the net impact of acquisitions and divestitures positively impacted reported operating profit performance by 5.5 percentage points.

24 Weeks

Net revenue declined 1%, reflecting the impact of the transaction with Tingyi and the deconsolidation of IDJ, which negatively impacted net revenue performance by 8 percentage points and 1 percentage point, respectively, partially offset by volume growth and effective net pricing. Unfavorable foreign currency negatively impacted net revenue performance by over 2 percentage points.

Snacks volume grew 17%, reflecting broad-based increases driven by double-digit growth in the Middle East, India, China and Australia.

Beverage volume grew 5%, reflecting broad-based increases driven by double-digit growth in India and the Middle East, partially offset by a double-digit decline in China, which was lapping high-single-digit growth in the prior year. The decline in China was also driven by the timing of the New Year’s holiday, the introduction of a 500 ml PET value package in the third quarter of 2011, which largely replaced our 600 ml offering in the market, and the transitional impact of the transaction with Tingyi. Acquisitions had a nominal impact on beverage volume growth.

Operating profit declined 29%, primarily driven by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 5%, reflecting the volume growth and effective net pricing, partially offset by higher commodity costs. Additionally, the benefits in the prior year from the accelerated timing of concentrate shipments in connection with our global SAP implementation and the recovery of a previously written-off receivable contributed 5 percentage points and 4 percentage points, respectively, to the reported operating profit decline. Unfavorable foreign currency negatively impacted operating profit performance by 1.5 percentage points. Excluding the restructuring and other charges related to the transaction with Tingyi listed in the above items affecting comparability, the net impact of acquisitions and divestitures positively impacted reported operating profit performance by 4 percentage points.

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

As of June 16, 2012, we had cash, cash equivalents and short-term investments of $3.2 billion outside the U.S. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of June 16, 2012, our operations in Venezuela held 10% of our cash and cash equivalents balance. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in the various applicable foreign tax jurisdictions.

Operating Activities

During the 24 weeks in 2012, net cash provided by operating activities was $1.2 billion, compared to net cash provided of $2.4 billion in the prior year period. The operating cash flow performance primarily reflects discretionary pension and retiree medical contributions of $1 billion in the current year.

Investing Activities

During the 24 weeks in 2012, net cash used for investing activities was $1.1 billion, primarily reflecting $0.9 billion for net capital spending and $0.3 billion of cash payments related to the transaction with Tingyi.

Financing Activities

During the 24 weeks in 2012, net cash used for financing activities was $292 million, primarily reflecting the return of operating cash flow to our shareholders through share repurchases and dividend payments of $2.8 billion, mostly offset by net proceeds from long-term debt of $1.7 billion, stock option proceeds of $0.5 billion and net proceeds of short-term borrowings of $0.3 billion. We anticipate dividends and share repurchases of more than $6 billion in 2012.

Management Operating Cash Flow

We focus on management operating cash flow as a key element in achieving maximum shareholder value. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below), in evaluating management operating cash flow. We believe investors should consider these items in evaluating our management operating cash flow results. Management operating cash flow excluding certain items is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures.

The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our management operating cash flow excluding the impact of the items below.

	24 Weeks Ended
	6/16/12	6/11/11
Net cash provided by operating activities	$1,247	$2,353
Capital spending	(901)	(1,231)
Sales of property, plant and equipment	42	34

Management operating cash flow	388	1,156
Discretionary pension and retiree medical contributions (after-tax)	770	–
Payments related to restructuring charges (after-tax)	100	1
Merger and integration payments (after-tax)	34	158
Capital investments related to the PBG/PAS integration	8	50
Capital investments related to the Productivity Plan	5	–
Cash payments for restructuring and other charges related to the transaction with Tingyi	88	–

Management operating cash flow excluding above items	$1,393	$1,365

We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining credit ratings that provide us with ready access to global and capital credit markets. However, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for certain factors that may impact our operating cash flows.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 16, 2012, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 16, 2012 and June 11, 2011, and the related Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 16, 2012 and June 11, 2011. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 31, 2011, and the related Consolidated Statements of Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York

July 25, 2012

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

During our second fiscal quarter of 2012, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/24/12				$10,753
3/25/12 – 4/21/12	4.7	$65.95	4.7	(310)

				10,443
4/22/12 – 5/19/12	5.0	$67.03	5.0	(335)

				10,108
5/20/12 – 6/16/12	4.6	$68.14	4.6	(314)

Total	14.3	$67.03	14.3	$9,794

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
3/24/12
3/25/12 – 4/21/12	2,800	$325.97	N/A	N/A
4/22/12 – 5/19/12	3,200	$331.34	N/A	N/A
5/20/12 – 6/16/12	–	–	N/A	N/A

Total	6,000	$328.83	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date: July 25, 2012	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date: July 25, 2012	/s/ Kelly Tullier
Kelly Tullier
Senior Vice President,
Deputy General Counsel (Duly Authorized Officer)

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

Exhibit 10.1

Amendment, dated as of May 9, 2012, effective as of June 14, 2012, to Four-Year Credit Agreement, dated as of June 14, 2011, among PepsiCo, Inc., as Borrower, the lenders named therein, and Citibank, N.A., as Administrative Agent.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 24

Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Marie T. Gallagher, Shona L. Brown, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Alberto Weisser, which is incorporated herein by reference to Exhibit 24 to PepsiCo’s Current Report on
Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) notes to the condensed consolidated financial statements.