Form 10-Q
period 2012-09-08
PEPSICO INC
filed 2012-10-17
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 8, 2012 (36 weeks)
OR

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of October 10, 2012:  1,546,853,502

PEPSICO, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Net Revenue	$16,652	$17,582	$45,538	$46,346
Cost of sales	7,833	8,452	21,637	21,862
Selling, general and administrative expenses	5,992	6,186	16,920	16,995
Amortization of intangible assets	27	38	82	103
Operating Profit	2,800	2,906	6,899	7,386
Interest expense	(204)	(205)	(611)	(584)
Interest income and other	23	(4)	47	33
Income before income taxes	2,619	2,697	6,335	6,835
Provision for income taxes	706	686	1,788	1,775
Net income	1,913	2,011	4,547	5,060
Less: Net income attributable to noncontrolling interests	11	11	30	32
Net Income Attributable to PepsiCo	$1,902	$2,000	$4,517	$5,028
Net Income Attributable to PepsiCo per Common Share
Basic	$1.22	$1.27	$2.89	$3.18
Diluted	$1.21	$1.25	$2.86	$3.14
Weighted-average common shares outstanding
Basic	1,556	1,578	1,562	1,581
Diluted	1,575	1,599	1,580	1,603
Cash dividends declared per common share	$0.5375	$0.515	$1.59	$1.51
See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT
OF COMPREHENSIVE INCOME
(in millions, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Net Income	$1,913	$2,011	$4,547	$5,060
Other Comprehensive Income/(Loss)
Currency translation adjustment	530	(515)	(14)	939
Cash flow hedges, net of tax:
Net derivative losses(a)	(15)	(46)	(40)	(63)
Reclassification of net losses to net income(b)	13	4	37	11
Pension and retiree medical, net of tax:
Reclassification of losses to net income(c)	23	26	109	49
Remeasurement of net liabilities(d)	—	—	7	—
Unrealized (losses)/gains on securities, net of tax(e)	(1)	(18)	2	(20)
Other	—	—	36	(17)
Total Other Comprehensive Income/(Loss)	550	(549)	137	899
Comprehensive Income	2,463	1,462	4,684	5,959
Comprehensive income attributable to noncontrolling interests	(11)	(8)	(24)	(101)
Comprehensive Income Attributable to PepsiCo	$2,452	$1,454	$4,660	$5,858

(a)
Net of tax expense of $2 million and tax benefits of $10 million for the 12 and 36 weeks in 2012, respectively. Net of tax benefits of $27 million and $21 million for the 12 and 36 weeks in 2011, respectively.

(b)	Net of tax benefits of $7 million and $21 million for the 12 and 36 weeks in 2012, respectively. Net of tax expense of $3 million and $8 million for the 12 and 36 weeks in 2011, respectively.

(c)	Net of tax benefits of $17 million and $61 million for the 12 and 36 weeks in 2012, respectively. Net of tax benefits of $12 million and $26 million for the 12 and 36 weeks in 2011, respectively.

(d)	Net of tax expense of $4 million for the 36 weeks in 2012.

(e)	Net of tax benefits of $6 million and $7 million for the 12 and 36 weeks in 2011, respectively.
See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in millions, unaudited)

	36 Weeks Ended
	9/8/2012	9/3/2011
Operating Activities
Net income	$4,547	$5,060
Depreciation and amortization	1,837	1,877
Stock-based compensation expense	193	222
Restructuring and impairment charges	193	—
Cash payments for restructuring charges	(243)	(1)
Merger and integration charges	7	174
Cash payments for merger and integration charges	(57)	(293)
Restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	163	—
Cash payments for restructuring and other charges related to the transaction with Tingyi	(98)	—
Excess tax benefits from share-based payment arrangements	(89)	(56)
Pension and retiree medical plan contributions	(1,253)	(185)
Pension and retiree medical plan expenses	414	389
Deferred income taxes and other tax charges and credits	283	132
Change in accounts and notes receivable	(1,300)	(1,643)
Change in inventories	(234)	(466)
Change in prepaid expenses and other current assets	(83)	(54)
Change in accounts payable and other current liabilities	281	142
Change in income taxes payable	736	936
Other, net	(179)	(400)
Net Cash Provided by Operating Activities	5,118	5,834
Investing Activities
Capital spending	(1,409)	(1,962)
Sales of property, plant and equipment	58	46
Acquisition of Wimm-Bill-Dann Foods OJSC (WBD), net of cash and cash equivalents acquired	—	(2,428)
Investment in WBD	—	(164)
Cash payments related to the transaction with Tingyi	(298)	—
Other acquisitions and investments in noncontrolled affiliates	(76)	(160)
Divestitures	7	10
Short-term investments, by original maturity
More than three months – maturities	—	14
Three months or less, net	(21)	(48)
Other investing, net	11	(3)
Net Cash Used for Investing Activities	(1,728)	(4,695)

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued) (in millions, unaudited)

	36 Weeks Ended
	9/8/2012	9/3/2011
Financing Activities
Proceeds from issuances of long-term debt	$5,207	$3,000
Payments of long-term debt	(1,357)	(1,596)
Debt repurchase	—	(771)
Short-term borrowings, by original maturity
More than three months – proceeds	53	224
More than three months – payments	(213)	(274)
Three months or less, net	(2,034)	106
Cash dividends paid	(2,470)	(2,349)
Share repurchases – common	(2,328)	(1,929)
Share repurchases – preferred	(5)	(5)
Proceeds from exercises of stock options	927	724
Excess tax benefits from share-based payment arrangements	89	56
Acquisition of noncontrolling interests	(15)	(1,327)
Other financing	(18)	(2)
Net Cash Used for Financing Activities	(2,164)	(4,143)
Effect of exchange rate changes on cash and cash equivalents	16	144
Net Increase/(Decrease) in Cash and Cash Equivalents	1,242	(2,860)
Cash and Cash Equivalents, Beginning of Year	4,067	5,943
Cash and Cash Equivalents, End of Period	$5,309	$3,083
See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (in millions)

	(Unaudited)
	9/8/2012	12/31/2011
Assets
Current Assets
Cash and cash equivalents	$5,309	$4,067
Short-term investments	402	358
Accounts and notes receivable, less allowance: 9/12 – $156, 12/11 – $157	7,998	6,912
Inventories
Raw materials	1,930	1,883
Work-in-process	253	207
Finished goods	1,722	1,737
	3,905	3,827
Prepaid expenses and other current assets	1,656	2,277
Total Current Assets	19,270	17,441
Property, Plant and Equipment	34,920	35,140
Accumulated Depreciation	(16,390)	(15,442)
	18,530	19,698
Amortizable Intangible Assets, net	1,799	1,888
Goodwill	16,701	16,800
Other Nonamortizable Intangible Assets	14,511	14,557
Nonamortizable Intangible Assets	31,212	31,357
Investments in Noncontrolled Affiliates	1,585	1,477
Other Assets	1,621	1,021
Total Assets	$74,017	$72,882

(Continued on following page)

PEPSICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (continued) (in millions except per share amounts)

	(Unaudited)
	9/8/2012	12/31/2011
Liabilities and Equity
Current Liabilities
Short-term obligations	$4,211	$6,205
Accounts payable and other current liabilities	11,722	11,757
Income taxes payable	287	192
Total Current Liabilities	16,220	18,154
Long-term Debt Obligations	23,732	20,568
Other Liabilities	7,551	8,266
Deferred Income Taxes	4,930	4,995
Total Liabilities	52,433	51,983
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(162)	(157)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3 cents per share:
Authorized 3,600 shares, issued 9/12 and 12/11 – 1,865 shares	31	31
Capital in excess of par value	4,179	4,461
Retained earnings	42,332	40,316
Accumulated other comprehensive loss	(6,086)	(6,229)
Less: repurchased common stock, at cost: 9/12 – 314 shares, 12/11 – 301 shares	(18,896)	(17,875)
Total PepsiCo Common Shareholders’ Equity	21,560	20,704
Noncontrolling interests	145	311
Total Equity	21,584	20,899
Total Liabilities and Equity	$74,017	$72,882
See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY (in millions, unaudited)

	36 Weeks Ended
	9/8/2012		9/3/2011
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(157)	(0.6)	(150)
Redemptions	(–)	(5)	(–)	(5)
Balance, end of period	(0.6)	(162)	(0.6)	(155)
Common Stock	1,865	31	1,865	31
Capital in Excess of Par Value
Balance, beginning of year		4,461		4,527
Stock-based compensation expense		193		222
Stock option exercises/RSUs converted(a)		(384)		(303)
Withholding tax on RSUs converted		(65)		(54)
Other		(26)		14
Balance, end of period		4,179		4,406
Retained Earnings
Balance, beginning of year		40,316		37,090
Net income attributable to PepsiCo		4,517		5,028
Cash dividends declared – common		(2,482)		(2,388)
Cash dividends declared – preferred		(1)		(1)
Cash dividends declared – RSUs		(18)		(15)
Balance, end of period		42,332		39,714
Accumulated Other Comprehensive Loss
Balance, beginning of year		(6,229)		(3,630)
Currency translation adjustment		(8)		870
Cash flow hedges, net of tax:
Net derivative losses		(40)		(63)
Reclassification of net losses to net income		37		11
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		109		49
Remeasurement of net liabilities		7		—
Unrealized gains/(losses) on securities, net of tax		2		(20)
Other		36		(17)
Balance, end of period		(6,086)		(2,800)
Repurchased Common Stock
Balance, beginning of year	(301)	(17,875)	(284)	(16,745)
Share repurchases	(35)	(2,387)	(30)	(1,970)
Stock option exercises	20	1,225	15	948
Other	2	141	2	107
Balance, end of period	(314)	(18,896)	(297)	(17,660)
Total PepsiCo Common Shareholders’ Equity		21,560		23,691
Noncontrolling Interests
Balance, beginning of year		311		312
Net income attributable to noncontrolling interests		30		32
Distributions to noncontrolling interests		(15)		(10)
Currency translation adjustment		(6)		69
Acquisitions and divestitures		(175)		23
Balance, end of period		145		426
Total Equity		$21,584		$24,003

(a)	Includes total tax benefits of $57 million in 2012 and $35 million in 2011.
See accompanying notes to the condensed consolidated financial statements.

PEPSICO, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Our Divisions

Basis of Presentation

Our Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 8, 2012 and September 3, 2011, our Condensed Consolidated Statements of Cash Flows for the 36 weeks ended September 8, 2012 and September 3, 2011, our Condensed Consolidated Balance Sheet as of September 8, 2012 and our Condensed Consolidated Statements of Equity for the 36 weeks ended September 8, 2012 and September 3, 2011 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the full year.
While our North America results are reported on a period calendar basis, most of our international operations report on a monthly calendar basis for which the months of June, July and August are reflected in our third quarter results.
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

Our Divisions
We are organized into four business units, as follows:

1.	PepsiCo Americas Foods (PAF), which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe and South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.
Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		36 Weeks Ended
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Net Revenue
FLNA	$3,269	$3,173	$9,472	$9,167
QFNA	615	614	1,821	1,837
LAF	1,883	1,841	5,066	4,757
PAB	5,530	5,947	15,330	16,107
Europe	3,691	3,909	9,153	9,329
AMEA	1,664	2,098	4,696	5,149
	$16,652	$17,582	$45,538	$46,346

	12 Weeks Ended		36 Weeks Ended
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Operating Profit
FLNA	$917	$918	$2,532	$2,545
QFNA	154	177	495	558
LAF	219	275	673	720
PAB	837	992	2,202	2,533
Europe	483	514	1,017	984
AMEA	317	285	630	730
Total division	2,927	3,161	7,549	8,070
Corporate Unallocated
Net impact of mark-to-market on commodity hedges	121	(53)	126	(31)
Restructuring and impairment charges	(7)	—	(8)	—
Merger and integration charges	2	(10)	—	(64)
Other	(243)	(192)	(768)	(589)
	$2,800	$2,906	$6,899	$7,386

	Total Assets
	9/8/2012	12/31/2011
FLNA	$6,075	$6,120
QFNA	1,223	1,174
LAF	4,734	4,731
PAB	31,925	31,187
Europe	18,959	18,479
AMEA	5,669	6,048
Total division	68,585	67,739
Corporate(a)	5,432	5,143
	$74,017	$72,882

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

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
Tingyi-Asahi Beverages Holding Co Ltd
On March 31, 2012 , we completed a transaction with Tingyi. Under the terms of the agreement, we contributed our company-owned and joint venture bottling operations in China to Tingyi’s beverage subsidiary, Tingyi-Asahi Beverages Holding Co Ltd (TAB), and received as consideration a 5% indirect equity interest in TAB. As a result of this transaction, TAB is now our franchise bottler in China. We also have a call option to increase our indirect holding in TAB to 20% by 2015. We recorded restructuring and other charges of $137 million ($163 million after-tax or $0.10 per share), primarily consisting of employee-related charges, in our second quarter 2012 results. This charge is reflected in items affecting comparability (see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Intangible Assets

	9/8/2012	12/31/2011
Amortizable intangible assets, net
Acquired franchise rights	$932	$916
Reacquired franchise rights	110	110
Brands	1,432	1,417
Other identifiable intangibles	701	777
	3,175	3,220
Accumulated amortization	(1,376)	(1,332)
	$1,799	$1,888

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Acquisitions/ Divestitures	Translation and Other		Balance
	12/31/2011				9/8/2012
FLNA
Goodwill	$311	$—	$7		$318
Brands	30	—	2		32
	341	—	9		350

QFNA
Goodwill	175	—	—		175

LAF
Goodwill	793	(83)	(17)		693
Brands	157	109	(15)		251
	950	26	(32)		944

PAB
Goodwill	9,932	23	42		9,997
Reacquired franchise rights	7,342	(33)	42		7,351
Acquired franchise rights	1,562	9	3		1,574
Brands	168	—	(17)		151
	19,004	(1)	70		19,073

Europe
Goodwill	4,900	78	(16)		4,962
Reacquired franchise rights	732	—	(2)		730
Acquired franchise rights	218	—	(5)		213
Brands	4,178	(96)	(21)	(a)	4,061
	10,028	(18)	(44)		9,966

AMEA
Goodwill	689	(142)	9		556
Brands	170	(24)	2		148
	859	(166)	11		704

Total goodwill	16,800	(124)	25		16,701
Total reacquired franchise rights	8,074	(33)	40		8,081
Total acquired franchise rights	1,780	9	(2)		1,787
Total brands	4,703	(11)	(49)		4,643
	$31,357	$(159)	$14		$31,212

(a) In the 12 and 36 weeks ended September 8, 2012, we recorded an impairment charge of $23 million, primarily related to our business operations in Greece.

Stock-Based Compensation
In the 12 weeks ended September 8, 2012, we recognized stock-based compensation expense of $69 million ($68 million recorded as stock-based compensation expense and $1 million included in merger and integration charges). In the 36 weeks ended September 8, 2012, we recognized stock-based compensation expense of $188 million ($193 million recorded as stock-based compensation expense, $2 million included in merger and integration charges and income of $7 million included in restructuring and impairment charges). In the 12 weeks ended September 3, 2011, we recognized stock-based compensation expense of $77 million ($76 million recorded as stock-based compensation expense and $1 million included in merger and integration charges). In the 36 weeks ended September 3, 2011, we recognized stock-based compensation expense of $232 million ($222 million recorded as stock-based compensation expense and $10 million included in merger and integration charges).
In the 12 weeks ended September 8, 2012, our grants of stock options and restricted stock units (RSU) were nominal. In the 36 weeks ended September 8, 2012, we granted 3.6 million stock options and 4.3 million RSUs at weighted-average grant prices of $66.94 and $66.51, respectively, under the terms of our 2007 Long-Term Incentive Plan. In the 12 weeks ended September 3, 2011, our grants of stock options and RSUs were nominal. In the 36 weeks ended September 3, 2011, we granted 6.8 million stock options and 5.2 million RSUs at weighted-average grant prices of $64.28 and $63.88, respectively, under the terms of our 2007 Long-Term Incentive Plan.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/8/2012	9/3/2011
Expected life	6 years	6 years
Risk free interest rate	1.3%	2.5%
Expected volatility(a)	17%	16%
Expected dividend yield	3.0%	2.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
In the 36 weeks ended September 8, 2012, as part of our 2007 Long-Term Incentive Plan, we granted a nominal amount of PepsiCo equity performance units (PEPUnits) to certain executive officers. These PEPUnits are earned based on achievement of a cumulative net income performance target and provide an opportunity to earn shares of PepsiCo Common Stock with a value that adjusts based upon absolute changes in PepsiCo’s stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.

Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/8/2012	9/3/2011	9/8/2012	9/3/2011	9/8/2012	9/3/2011
	U.S.		International
Service cost	$93	$80	$23	$22	$12	$12
Interest cost	124	127	27	28	15	20
Expected return on plan assets	(183)	(163)	(34)	(32)	(5)	(3)
Amortization of prior service cost/(benefit)	4	3	—	1	(6)	(6)
Amortization of experience loss	60	34	13	10	—	2
	98	81	29	29	16	25
Settlement/Curtailment gain	—	—	(2)	—	—	—
Special termination benefits	2	—	—	—	—	—
Total expense	$100	$81	$27	$29	$16	$25

	36 Weeks Ended
	Pension				Retiree Medical
	9/8/2012	9/3/2011	9/8/2012	9/3/2011	9/8/2012	9/3/2011
	U.S.		International
Service cost	$282	$242	$65	$62	$35	$35
Interest cost	370	379	75	77	45	61
Expected return on plan assets	(550)	(487)	(95)	(89)	(15)	(10)
Amortization of prior service cost/(benefit)	12	10	1	2	(18)	(19)
Amortization of experience loss	179	101	35	26	—	8
	293	245	81	78	47	75
Settlement/Curtailment (gain)/loss	(7)	(9)	1	—	—	—
Special termination benefits	6	10	—	—	4	1
Total expense	$292	$246	$82	$78	$51	$76
During the first quarter of 2012, as part of our ongoing program to reduce volatility associated with our pension plans, we made discretionary contributions of $860 million to our pension plans and $140 million to our retiree medical plans.

Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	9/8/2012	12/31/2011
Balance, beginning of year	$2,167	$2,022
Additions for tax positions related to the current year	190	233
Additions for tax positions from prior years	101	147
Reductions for tax positions from prior years	(25)	(46)
Settlement payments	(10)	(156)
Statute of limitations expiration	—	(15)
Translation and other	5	(18)
Balance, end of period	$2,428	$2,167

On September 20, 2012, during our fourth quarter, the U.S. Tax Court issued a decision in our favor in the tax court trial related to classification of financial instruments for the 1998-2002 audit cycle.  This decision remains subject to appeal by the U.S. government.

Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/8/2012		9/3/2011
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$1,902		$2,000
Preferred shares:
Dividends	—		—
Redemption premium	(1)		(1)
Net income available for PepsiCo common shareholders	$1,901	1,556	$1,999	1,578
Basic net income attributable to PepsiCo per common share	$1.22		$1.27
Net income available for PepsiCo common shareholders	$1,901	1,556	$1,999	1,578
Dilutive securities:
Stock options and RSUs(b)	—	18	—	20
ESOP convertible preferred stock	1	1	1	1
Diluted	$1,902	1,575	$2,000	1,599
Diluted net income attributable to PepsiCo per common share	$1.21		$1.25

	36 Weeks Ended
	9/8/2012		9/3/2011
	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$4,517		$5,028
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(4)
Net income available for PepsiCo common shareholders	$4,512	1,562	$5,023	1,581
Basic net income attributable to PepsiCo per common share	$2.89		$3.18
Net income available for PepsiCo common shareholders	$4,512	1,562	$5,023	1,581
Dilutive securities:
Stock options and RSUs(b)	—	17	—	21
ESOP convertible preferred stock	5	1	5	1
Diluted	$4,517	1,580	$5,028	1,603
Diluted net income attributable to PepsiCo per common share	$2.86		$3.14

(a)	Weighted-average common shares outstanding (in millions).

(b)
Options to purchase 0.6 million and 13.5 million shares, respectively, for the 12 and 36 weeks in 2012 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $72.26 and $67.51, respectively. Options to purchase 22.1 million and 21.2 million shares, respectively, for the 12 and 36 weeks in 2011 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $67.67 and $67.46, respectively.

Debt Obligations and Commitments
In the first quarter of 2012, we issued:

•	$750 million of 0.750% senior notes maturing in 2015;

•	$1.250 billion of 2.750% senior notes maturing in 2022; and

•	$750 million of 4.000% senior notes maturing in 2042.
In the third quarter of 2012, we issued:

•	$900 million of 0.700% senior notes maturing in 2015;

•	$1.000 billion of 1.250% senior notes maturing in 2017; and

•	$600 million of 3.600% senior notes maturing in 2042.
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
As of September 8, 2012, we had $0.9 billion of commercial paper outstanding.
Long-Term Contractual Commitments(a)

	Payments Due by Period
	Total	2012	2013 – 2014	2015 – 2016	2017 and beyond
Long-term debt obligations(b)	$22,989	$—	$4,153	$5,093	$13,743
Interest on debt obligations(c)	8,882	300	1,656	1,311	5,615
Operating leases	1,754	142	680	388	544
Purchasing commitments	2,450	394	1,664	331	61
Marketing commitments	2,364	78	596	540	1,150
	$38,439	$914	$8,749	$7,663	$21,113

(a)
Reflects non-cancelable commitments as of September 8, 2012 based on foreign exchange rates in effect on the balance sheet date and excludes any reserves for uncertain tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement.

(b)
Excludes $3,054 million related to current maturities of long-term debt, $390 million related to the fair value step-up of debt acquired in connection with our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS), and $353 million related to the increase in carrying value of long-term debt reflecting the gains on our fair value interest rate swaps.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of September 8, 2012.

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

Restructuring, Impairment and Integration Charges
In the 12 weeks ended September 8, 2012, we incurred restructuring and impairment charges of $83 million ($59 million after-tax or $0.04 per share) in conjunction with our multi-year productivity plan (Productivity Plan), including $8 million recorded in the FLNA segment, $1 million recorded in the QFNA segment, $29 million recorded in the LAF segment, $33 million recorded in the PAB segment, $6 million recorded in the AMEA segment, $7 million recorded in corporate unallocated expenses and income of $1 million recorded in the Europe segment representing adjustments of previously recorded amounts. In the 36 weeks ended September 8, 2012, we incurred restructuring and impairment charges of $193 million ($139 million after-tax or $0.09 per share) in conjunction with our Productivity Plan, including $40 million recorded in the FLNA segment, $7 million recorded in the QFNA segment, $41 million recorded in the LAF segment, $76 million recorded in the PAB segment, $23 million recorded in the AMEA segment, $8 million recorded in corporate unallocated expenses and income of $2 million recorded in the Europe segment representing adjustments of previously recorded amounts. All of these net charges were recorded in selling, general and administrative expenses. The majority of cash payments related to these charges are expected to be paid by the end of 2012. The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty beyond 2012.
A summary of our Productivity Plan activity in 2012 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 31, 2011	$249	$—	$27	$276
2012 restructuring and impairment charges	51	57	85	193
Cash payments	(173)	—	(70)	(243)
Non-cash charges	(7)	(57)	(2)	(66)
Liability as of September 8, 2012	$120	$—	$40	$160
In the 12 weeks ended September 8, 2012, we incurred merger and integration charges of $2 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $4 million recorded in the Europe segment and income of $2 million recorded in corporate unallocated expenses representing adjustments of previously recorded amounts. In the 36 weeks ended September 8, 2012, we incurred merger and integration charges of $7 million ($6 million after-tax with a nominal amount per share)

related to our acquisition of WBD, all of which were recorded in the Europe segment. These charges were recorded in selling, general and administrative expenses. The majority of cash payments related to these charges are expected to be paid by the end of 2012.
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
A summary of our merger and integration activity in 2012 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 31, 2011	$98	$7	$105
2012 merger and integration charges	2	5	7
Cash payments	(50)	(7)	(57)
Non-cash charges	(6)	—	(6)
Liability as of September 8, 2012	$44	$5	$49

Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy,

•	foreign exchange rates and currency restrictions, and

•	interest rates.
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
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $488 million as of September 8, 2012 and $586 million as of September 3, 2011.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $636 million as of September 8, 2012 and $537 million as of September 3, 2011.
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
Our foreign currency derivatives had a total face value of $2.5 billion as of September 8, 2012 and September 3, 2011. During the next 12 months, we expect to reclassify net losses of $17 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Additionally, ineffectiveness is not material. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.

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
The notional amounts of the interest rate derivative instruments outstanding as of September 8, 2012 and September 3, 2011 were $7.3 billion and $8.9 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness is not material. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.
As of September 8, 2012, approximately 26% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 38% as of December 31, 2011.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 8, 2012 and September 3, 2011 are categorized as follows:

	2012		2011
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$61	$—	$61	$—
Short-term investments – index funds(c)	$164	$—	$159	$—
Prepaid forward contracts(d)	$41	$—	$38	$—
Deferred compensation(e)	$—	$503	$—	$519
Derivatives designated as fair value hedging instruments:
Interest rate derivatives(f)	$293	$—	$428	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts(g)	$10	$31	$12	$23
Interest rate derivatives(f)	—	—	—	56
Commodity contracts(h)	13	38	28	17
	$23	$69	$40	$96
Derivatives not designated as hedging instruments:
Foreign exchange contracts(g)	$30	$6	$5	$19
Interest rate derivatives(f)	128	159	104	140
Commodity contracts(h)	84	25	24	30
	$242	$190	$133	$189
Total derivatives at fair value	$558	$259	$601	$285
Total	$824	$762	$859	$804

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

(e)
Based on the fair value of investments corresponding to employees’ investment elections. As of September 8, 2012 and September 3, 2011, $11 million and $43 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on recently reported market transactions, primarily swap arrangements.
The fair value of our debt obligations as of September 8, 2012 was $30 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/8/2012	9/3/2011	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Foreign exchange contracts	$(9)	$7	$41	$(9)	$(6)	$9
Interest rate derivatives	(5)	(84)	—	42	6	4
Commodity contracts	(99)	29	(28)	40	20	(12)
Total	$(113)	$(48)	$13	$73	$20	$1

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	9/8/2012	9/3/2011	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Foreign exchange contracts	$(16)	$8	$37	$28	$(4)	$30
Interest rate derivatives	3	(162)	4	71	15	10
Commodity contracts	(76)	(17)	9	(15)	47	(37)
Total	$(89)	$(171)	$50	$84	$58	$3

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

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the 12 and 36 weeks ended September 8, 2012 and September 3, 2011 as two separate but consecutive statements. In June 2012, the FASB issued a new proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We will continue to monitor the FASB’s activities related to the proposed guidance.
In September 2011, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. An entity would continue to perform the historical first step of the impairment test if it fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective for, and had no impact on, our 2012 annual goodwill impairment test results.
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
In July 2012, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance are effective as of the beginning of our 2013 fiscal year; we do not expect the new guidance to have an impact on the 2013 impairment test results.

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
Our operations outside of the U.S. generated approximately 50% of our net revenue in the 36 weeks ended September 8, 2012. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2011 and the majority of 2012, the economic environment in Europe continued to deteriorate and certain countries experienced debt and credit issues as well as currency fluctuations. We are identifying actions to potentially mitigate the unfavorable impact, if any, on our financial results. In the 12 weeks ended September 8, 2012, unfavorable foreign currency decreased net revenue growth by 5 percentage points, primarily due to depreciation of the Russian ruble, euro, Mexican peso and Brazilian real. In the 36 weeks ended September 8, 2012, unfavorable foreign currency decreased net revenue growth by 3 percentage points, primarily due to depreciation of the Russian ruble, Mexican peso, euro and Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.
We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.
See Financial Instruments in the notes to the condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of September 8, 2012 and September 3, 2011. Cautionary statements included in Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended		36 Weeks Ended
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Operating profit
Mark-to-market net gains/(losses)	$121	$(53)	$126	$(31)
Restructuring and impairment charges	$(83)	$—	$(193)	$—
Merger and integration charges	$(2)	$(45)	$(7)	$(158)
Inventory fair value adjustments	$—	$(3)	$—	$(41)
Restructuring and other charges related to the transaction with Tingyi	$—	$—	$(137)	$—
Interest expense
Merger and integration charges	$—	$(16)	$—	$(16)
Net income attributable to PepsiCo
Mark-to-market net gains/(losses)	$70	$(34)	$75	$(20)
Restructuring and impairment charges	$(59)	$—	$(139)	$—
Merger and integration charges	$(2)	$(53)	$(6)	$(147)
Inventory fair value adjustments	$—	$(2)	$—	$(25)
Restructuring and other charges related to the transaction with Tingyi	$—	$—	$(163)	$—
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains/(losses)	$0.05	$(0.02)	$0.05	$(0.01)
Restructuring and impairment charges	$(0.04)	$—	$(0.09)	$—
Merger and integration charges	$—	$(0.03)	$—	$(0.09)
Inventory fair value adjustments	$—	$—	$—	$(0.02)
Restructuring and other charges related to the transaction with Tingyi	$—	$—	$(0.10)	$—

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
In the 12 weeks ended September 8, 2012, we recognized $121 million ($70 million after-tax or $0.05 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. In the 36 weeks ended September 8, 2012, we recognized $126 million ($75 million after-tax or $0.05 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

In the 12 weeks ended September 3, 2011, we recognized $53 million ($34 million after-tax or $0.02 amount per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 36 weeks ended September 3, 2011, we recognized $31 million ($20 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

Restructuring and Impairment Charges
In the 12 weeks ended September 8, 2012, we incurred restructuring and impairment charges of $83 million ($59 million after-tax or $0.04 per share) in conjunction with our Productivity Plan. In the 36 weeks ended September 8, 2012, we incurred restructuring and impairment charges of $193 million ($139 million after-tax or $0.09 per share) in conjunction with our Productivity Plan. In total, we expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, $193 million of which was reflected in our results through the third quarter of 2012, and we anticipate approximately $205 million of additional charges during the remainder of 2012, with the balance of approximately $129 million to be reflected in our 2013, 2014 and 2015 results. These charges will consist of approximately $500 million of severance and other employee-related costs; approximately $305 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $105 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011 and cash expenditures of $243 million through the third quarter of 2012, and we anticipate approximately $175 million of additional related cash expenditures during the remainder of 2012, with the balance of approximately $287 million expected in 2013 through 2015. We expect that the Productivity Plan will be substantially completed by the end of 2012 with incremental productivity initiatives continuing through the end of 2015. See Restructuring, Impairment and Integration Charges in the notes to the condensed consolidated financial statements.

Merger and Integration Charges
In the 12 weeks ended September 8, 2012, we incurred merger and integration charges of $2 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $4 million recorded in the Europe segment and income of $2 million recorded in corporate unallocated expenses representing adjustments of previously recorded amounts. In the 36 weeks ended September 8, 2012, we incurred merger and integration charges of $7 million ($6 million after-tax with a nominal amount per share) related to our acquisition of WBD, all of which were recorded in the Europe segment.
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

Inventory Fair Value Adjustments
In the 12 and 36 weeks ended September 3, 2011, we recorded $3 million ($2 million after-tax with a nominal amount per share) and $41 million ($25 million after-tax or $0.02 per share), respectively, of incremental costs in cost of sales related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and other related hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date.

Restructuring and Other Charges Related to the Transaction with Tingyi
In the 36 weeks ended September 8, 2012, we recorded restructuring and other charges of $137 million million ($163 million after-tax or $0.10 per share) related to the transaction with Tingyi.
Non-GAAP Measures
Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items) as well as, in certain instances, adjusted for foreign currency. These measures are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Organic Net Revenue Growth” and “Management Operating Cash Flow.”

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. In the 12 weeks and 36 weeks ended September 8, 2012, total servings increased 4% and 3%, respectively. 2012 servings growth reflects an adjustment to the base year (2011) for divestitures that occurred in 2011 and 2012, as applicable.

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

Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/8/2012	9/3/2011	Change	9/8/2012	9/3/2011	Change
Total net revenue	$16,652	$17,582	(5)%	$45,538	$46,346	(2)%
Operating profit
FLNA	$917	$918	—%	$2,532	$2,545	(0.5)%
QFNA	154	177	(13)%	495	558	(11)%
LAF	219	275	(21)%	673	720	(7)%
PAB	837	992	(16)%	2,202	2,533	(13)%
Europe	483	514	(6)%	1,017	984	3%
AMEA	317	285	11%	630	730	(14)%
Corporate unallocated
Mark-to-market net gains/(losses)	121	(53)	n/m	126	(31)	n/m
Restructuring and impairment charges	(7)	—	n/m	(8)	—	n/m
Merger and integration charges	2	(10)	n/m	—	(64)	n/m
Other	(243)	(192)	27%	(768)	(589)	30%
Total operating profit	$2,800	$2,906	(4)%	$6,899	$7,386	(7)%
Total operating profit margin	16.8%	16.5%	0.3	15.1%	15.9%	(0.8)
n/m = not meaningful
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
On a reported basis, total operating profit decreased 4% and operating margin increased 0.3 percentage points. Operating profit performance was primarily driven by higher commodity costs, advertising and marketing expenses and unfavorable foreign currency, partially offset by effective net pricing. Other corporate unallocated expenses increased 27%, primarily reflecting deferred compensation losses compared to gains in the prior year and increased pension expense. The deferred compensation losses are offset (as an increase to interest income) by gains on investments used to economically hedge these costs. Commodity cost inflation was approximately $350 million compared to the prior year period, primarily attributable to Europe and PAB. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 4 percentage points to the operating profit performance and increased total operating margin by 0.8 percentage points.

36 Weeks
On a reported basis, total operating profit decreased 7% and operating margin decreased 0.8 percentage points. Operating profit performance was primarily driven by higher commodity costs, advertising and marketing expenses and unfavorable foreign currency, partially offset by effective net pricing. Other corporate unallocated expenses increased 30%, primarily driven by increased pension expense. Commodity cost inflation was approximately $1.1 billion compared to the prior year period, primarily attributable to PAB and FLNA. Items affecting comparability (see “Items Affecting Comparability”) had a nominal impact on both total operating profit performance and total operating margin.

Other Consolidated Results

	12 Weeks Ended				36 Weeks Ended
	9/8/2012	9/3/2011		Change	9/8/2012		9/3/2011	Change
Interest expense, net	$(181)	$(209)		(14)%	$(564)		$(551)	2.5%
Tax rate	26.9%	25.4%			28.2%		26.0%
Net income attributable to PepsiCo	$1,902	$2,000		(5)%	$4,517		$5,028	(10)%
Net income attributable to PepsiCo per common share – diluted	$1.21	$1.25		(3)%	$2.86		$3.14	(9)%
Mark-to-market net (gains)/losses	(0.05)	0.02			(0.05)		0.01
Restructuring and impairment charges	0.04	—			0.09		—
Merger and integration charges	—	0.03			—		0.09
Inventory fair value adjustments	—	—			—		0.02
Restructuring and other charges related to the transaction with Tingyi	—	—			0.10		—
Net income attributable to PepsiCo per common share – diluted, excluding above items*	$1.20	$1.31	**	(8)%	$3.01	**	$3.26	(8)%

*    See “Non-GAAP Measures”
**    Does not sum due to rounding

12 Weeks
Net interest expense decreased 14%, primarily reflecting gains in the market value of investments used to economically hedge a portion of our deferred compensation costs and lapping the impact of the premium paid in a debt tender offer from the prior year, partially offset by higher average debt balances and higher rates on our debt balances.
The reported tax rate increased 1.5% compared to the prior year, primarily reflecting the net tax expense related to gains recognized on commodity hedges (see “Items Affecting Comparability”), as well as an adjustment to our international deferred taxes, partially offset by tax benefits generated from an international acquisition.

Net income attributable to PepsiCo decreased 5% and net income attributable to PepsiCo per common share decreased 3%. Items affecting comparability (see “Items Affecting Comparability”) increased net income attributable to PepsiCo by 4.5 percentage points and net income attributable to PepsiCo per common share by 5 percentage points.
36 Weeks
Net interest expense increased 2.5%, primarily reflecting higher average debt balances and higher rates on our debt balances, partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate increased 2.2% compared to the prior year, primarily reflecting the tax impact of the transaction with Tingyi and the lapping of prior year tax benefits related to a portion of our international bottling operations, partially offset by the pre-payment of Medicare subsidy liabilities.
Net income attributable to PepsiCo decreased 10% and net income attributable to PepsiCo per common share decreased 9%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 1 percentage point.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
9/8/2012	$3,269	$615	$1,883	$5,530	$3,691	$1,664	$16,652
9/3/2011	$3,173	$614	$1,841	$5,947	$3,909	$2,098	$17,582
% Impact of:
Volume(a)	1%	2%	4%	(4)%	1%	10%	1%
Effective net pricing(b)	2	(1)	9	3	6	0.5	4
Foreign currency translation	—	—	(13)	(1)	(12)	(4)	(5)
Acquisitions and divestitures	—	—	2	(6)	—	(27)	(5)
% Change(c)	3%	—%	2%	(7)%	(6)%	(21)%	(5)%
Net Revenue
36 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
9/8/2012	$9,472	$1,821	$5,066	$15,330	$9,153	$4,696	$45,538
9/3/2011	$9,167	$1,837	$4,757	$16,107	$9,329	$5,149	$46,346
% Impact of:
Volume(a)	(1)%	(1)%	4%	(3)%	—%	8%	—%
Effective net pricing(b)	4	1	10	4	5	3	4.5
Foreign currency translation	—	—	(10)	—	(9)	(3)	(3)
Acquisitions and divestitures	—	—	2	(6)	2	(16)	(3)
% Change(c)	3%	(1)%	7%	(5)%	(2)%	(9)%	(2)%

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

Organic Net Revenue Growth
Organic net revenue growth is a significant measure we use to monitor net revenue performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP net revenue growth. In order to compute our organic net revenue growth results, we exclude the impact of acquisitions and divestitures and foreign currency translation from reported net revenue growth. See also “Non-GAAP Measures.”

Organic Net Revenue Growth
12 Weeks Ended 9/8/2012	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3%	—%	2%	(7)%	(6)%	(21)%	(5)%
% Impact of:
Foreign currency translation	—	—	13	1	12	4	5
Acquisitions and divestitures	—	—	(2)	6	—	27	5
Organic Growth(a)	3%	1%	13%	—%	7%	10%	5%
Organic Net Revenue Growth
36 Weeks Ended 9/8/2012	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3%	(1)%	7%	(5)%	(2)%	(9)%	(2)%
% Impact of:
Foreign currency translation	—	—	10	—	9	3	3
Acquisitions and divestitures	—	—	(2)	6	(2)	16	3
Organic Growth(a)	4%	—%	14%	1%	5%	11%	5%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/8/2012	9/3/2011	Change	9/8/2012	9/3/2011	Change
Net revenue	$3,269	$3,173	3	$9,472	$9,167	3
Impact of foreign currency translation			—			—
Net revenue growth, on a constant currency basis*			3			4	**

Operating profit	$917	$918	—	$2,532	$2,545	(0.5)
Restructuring and impairment charges	8	—		40	—
Operating profit excluding above item*	$925	$918	1	$2,572	$2,545	1
Impact of foreign currency translation			—			—
Operating profit growth excluding above item, on a constant currency basis*			1			1

*    See "Non-GAAP Measures"
**    Does not sum due to rounding
12 Weeks

Net revenue increased 3% and volume increased 1%. The volume performance reflects a high-single-digit increase in variety packs, mid-single-digit growth in dips and double-digit growth in our Sabra joint venture, partially offset by a double-digit decline in trademark SunChips. Volume performance was negatively impacted by a calendar shift related to the Labor Day holiday. Net revenue growth was driven by effective net pricing and the volume growth.

Operating profit was flat, reflecting higher commodity costs, primarily cooking oil, and higher advertising and marketing expenses. Restructuring and impairment charges negatively impacted operating profit performance by 1 percentage point.

36 Weeks

Net revenue increased 3% and volume was flat. The volume performance reflects a high-single-digit increase in variety packs and double-digit growth in our Sabra joint venture, offset by low-single-digit declines in trademark Lay's and a double-digit decline in trademark SunChips. Net revenue growth was driven by effective net pricing.

Operating profit declined 0.5%, reflecting higher commodity costs, primarily cooking oil, and higher advertising and marketing expenses, partially offset by the net revenue growth. Restructuring and impairment charges negatively impacted operating profit performance by 1.5 percentage points.

Quaker Foods North America

	12 Weeks Ended		%		36 Weeks Ended		%
	9/8/2012	9/3/2011	Change		9/8/2012	9/3/2011	Change
Net revenue	$615	$614	—		$1,821	$1,837	(1)
Impact of foreign currency translation			—				—
Net revenue growth, on a constant currency basis*			0.5	**			(0.5)	**

Operating profit	$154	$177	(13)		$495	$558	(11)
Restructuring and impairment charges	1	—			7	—
Operating profit excluding above item*	$155	$177	(12)		$502	$558	(10)
Impact of foreign currency translation			—				—
Operating profit growth excluding above item, on a constant currency basis*			(11)	**			(10)

*    See "Non-GAAP Measures"
**    Does not sum due to rounding
12 Weeks
Net revenue was flat and volume grew 2%. The volume growth primarily reflects the introduction of Soft Baked Cookies in the second quarter and high-single-digit growth in granola bars. Net revenue performance benefited from the volume growth, offset by unfavorable net pricing.
Operating profit declined 13%, primarily reflecting higher commodity costs and increased advertising and marketing expenses. Acquisitions and divestitures, primarily reflecting a partnership investment, reduced operating profit performance by 4 percentage points.

36 Weeks
Net revenue declined 1% and volume declined 1%. The volume decline primarily reflects high-single-digit declines in granola bars and low-single-digit declines in Oatmeal and ready-to-eat cereals, partially offset by the introduction of Soft Baked Cookies in the second quarter. Net revenue performance primarily reflects the volume decline.
Operating profit declined 11%, primarily reflecting higher commodity costs. Additionally, the benefit from a change in accounting methodology for inventory recorded in the prior year contributed nearly 3 percentage points to the operating profit decline. Acquisitions and divestitures, primarily reflecting a partnership investment, reduced operating profit performance by 2 percentage points.

Latin America Foods

	12 Weeks Ended		%		36 Weeks Ended		%
	9/8/2012	9/3/2011	Change		9/8/2012	9/3/2011	Change
Net revenue	$1,883	$1,841	2		$5,066	$4,757	7
Impact of foreign currency translation			13				10
Net revenue growth, on a constant currency basis*			15				16	**

Operating profit	$219	$275	(21)		$673	$720	(7)
Restructuring and impairment charges	29	—			41	—
Operating profit excluding above item*	$248	$275	(10)		$714	$720	(1)
Impact of foreign currency translation			11				10
Operating profit growth excluding above item, on a constant currency basis*			—	**			9

*    See "Non-GAAP Measures"
**    Does not sum due to rounding
12 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing and volume growth. Volume grew 15%, primarily reflecting acquisitions in Brazil and Argentina in the fourth quarter of 2011, which contributed 11 percentage points to the volume growth. Additionally, Mexico grew at a mid-single-digit rate, partially offset by a low-single-digit decline in Brazil (excluding the impact of the acquisition). Unfavorable foreign currency reduced net revenue growth by 13 percentage points. Acquisitions and divestitures contributed 2 percentage points to the net revenue growth.
Operating profit declined 21%, primarily reflecting higher commodity costs and increased advertising and marketing expenses. Unfavorable foreign currency negatively impacted operating profit performance by 11 percentage points and acquisitions and divestitures positively contributed 2 percentage points to operating profit performance. Restructuring and impairment charges negatively impacted operating profit performance by 11 percentage points.

36 Weeks
Net revenue increased 7%, primarily reflecting effective net pricing and volume growth. Volume grew 16%, primarily reflecting acquisitions in Brazil and Argentina in the fourth quarter of 2011, which contributed 11 percentage points to the volume growth. Additionally, Mexico grew at a mid-single-digit rate, partially offset by a low-single-digit decline in Brazil (excluding the impact of the acquisition). Unfavorable foreign currency reduced net revenue growth by 10 percentage points. Acquisitions and divestitures contributed over 2 percentage points to the net revenue growth.

Operating profit declined 7%, primarily reflecting higher commodity costs and increased advertising and marketing expenses, partially offset by the net revenue growth. Unfavorable foreign currency reduced operating profit growth by 10 percentage points. Restructuring and impairment charges reduced operating profit growth by nearly 6 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%		36 Weeks Ended		%
	9/8/2012	9/3/2011	Change		9/8/2012	9/3/2011	Change
Net revenue	$5,530	$5,947	(7)		$15,330	$16,107	(5)
Impact of foreign currency translation			1				—
Net revenue growth, on a constant currency basis*			(6)				(4)	**

Operating profit	$837	$992	(16)		$2,202	$2,533	(13)
Restructuring and impairment charges	33	—			76	—
Merger and integration charges	—	24			—	77
Inventory fair value adjustments	—	3			—	16
Operating profit excluding above items*	$870	$1,019	(15)		$2,278	$2,626	(13)
Impact of foreign currency translation			1				1
Operating profit growth excluding above items, on a constant currency basis*			(13)	**			(12)

*    See "Non-GAAP Measures"
**    Does not sum due to rounding
12 Weeks
Net revenue decreased 7%, primarily reflecting the divestiture of our Mexico beverage business in the fourth quarter of 2011, which contributed 6 percentage points to the net revenue decline. Additionally, volume declines were mainly offset by effective net pricing. Volume declined 3%, driven by a 4% decline in North America volume, partially offset by a 2% increase in Latin America volume. North America volume was driven by declines in carbonated soft drink (CSD) volume of 2% and non-carbonated beverage (NCB) volume of 7%. The NCB volume decline primarily reflected a high-single-digit decline in Gatorade sports drinks and a double-digit decline in Tropicana brands. Volume performance in North America was negatively impacted by approximately 1 percentage point due to a calendar shift related to the Labor Day holiday. Latin America volume growth primarily reflected a high-single-digit increase in Brazil and a low-single-digit increase in Mexico, partially offset by a low-single-digit decline in Argentina.
Operating profit declined 16%, primarily reflecting higher commodity costs, the volume declines and increased advertising and marketing expenses, partially offset by the effective net pricing. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit declined 15%. The divestiture of our Mexico beverage business in 2011 contributed over 2 percentage points to the reported operating profit decline.

36 Weeks

Net revenue declined 5%, primarily reflecting the divestiture of our Mexico beverage business in the fourth quarter of 2011, which contributed 6 percentage points to the net revenue decline. Additionally, volume declines were more than offset by effective net pricing. Volume declined 2%, driven by a 3% decline in North America volume, partially offset by a 2% increase in Latin America volume. North America volume declines were driven by a 3% decline in both CSD and NCB volumes. The NCB volume decline primarily reflected a double-digit decline in Tropicana brands and a low-single-digit decline in Gatorade sports drinks. Latin America volume growth primarily reflected a mid-single-digit increase in Mexico and a high-single-digit increase in Brazil, partially offset by a double-digit decline in Venezuela.
Operating profit declined 13%, primarily reflecting higher commodity costs, the volume declines and increased advertising and marketing expenses, partially offset by the effective net pricing. The divestiture of our Mexico beverage business in 2011 contributed nearly 2 percentage points to the reported operating profit decline.

Europe

	12 Weeks Ended		%		36 Weeks Ended		%
	9/8/2012	9/3/2011	Change		9/8/2012	9/3/2011	Change
Net revenue	$3,691	$3,909	(6)		$9,153	$9,329	(2)
Impact of foreign currency translation			12				9
Net revenue growth, on a constant currency basis*			7	**			7

Operating profit	$483	$514	(6)		$1,017	$984	3
Restructuring and impairment charges	(1)	—			(2)	—
Merger and integration charges	4	11			7	17
Inventory fair value adjustments	—	—			—	25
Operating profit excluding above items*	$486	$525	(7)		$1,022	$1,026	—
Impact of foreign currency translation			11				9
Operating profit growth excluding above items, on a constant currency basis*			3	**			8	**

*    See "Non-GAAP Measures"
**    Does not sum due to rounding

12 Weeks

Net revenue decreased 6%, primarily reflecting unfavorable foreign currency, which reduced net revenue growth by 12 percentage points, partially offset by effective net pricing.

Snacks volume increased slightly, reflecting high-single-digit growth in Russia (ex-WBD) and mid-single-digit growth in South Africa, partially offset by low-single-digit declines in the United Kingdom and Turkey and mid-single-digit declines in Spain and Poland. Additionally, WBD volume was flat.

Beverage volume increased 1%, reflecting high-single-digit growth in Turkey, double-digit growth in France and mid-single-digit growth at WBD, partially offset by a low-single-digit decline in Germany. Additionally, Russia (ex-WBD) and the United Kingdom each experienced low-single-digit growth.

Operating profit declined 6%, primarily reflecting higher commodity costs, advertising and marketing expenses and general and administrative costs, partially offset by the effective net pricing. Unfavorable foreign currency reduced operating profit performance by 11 percentage points. Additionally, operating profit performance was negatively impacted by 4 percentage points due to certain impairment charges primarily associated with our operations in Greece. Operating profit performance was positively impacted by 8 percentage points due to net favorable adjustments of certain operating items and lapping the negative impact of timing of prior year concentrate shipments which were accelerated from the third quarter to the second quarter of 2011 in connection with our global SAP implementation. Items affecting comparability in the above table (see “Items Affecting Comparability”), positively contributed 1 percentage point to operating profit performance.

36 Weeks

Net revenue decreased 2%, primarily reflecting unfavorable foreign currency, which reduced net revenue growth by 9 percentage points. The decline was partially offset by effective net pricing and our acquisition of WBD, which contributed over 2 percentage points to net revenue growth.

Snacks volume grew 4%, primarily reflecting our acquisition of WBD, which contributed 3 percentage points to volume growth and grew at a low-single-digit rate for the comparable post-acquisition period. Double-digit growth in Russia (ex-WBD) was partially offset by a low-single-digit decline in Turkey and a mid-single-digit decline in Poland. Additionally, the United Kingdom grew slightly.

Beverage volume increased 1%, primarily reflecting our acquisition of WBD, which contributed 2 percentage points to volume growth and increased at a low-single-digit rate for the comparable post-acquisition period. Volume growth also reflected mid-single-digit growth in Turkey and low-single-digit growth in the United Kingdom. These increases were partially offset by a high-single-digit decline in Poland and low-single-digit declines in Germany and Russia (ex-WBD).
Operating profit increased 3%, reflecting the effective net pricing, partially offset by higher commodity costs and advertising and marketing expenses. Unfavorable foreign currency reduced operating profit growth by 9 percentage points, and certain impairment charges primarily associated with our operations in Greece as well as less-favorable settlements of promotional spending accruals in the current year each reduced operating profit growth by 2 percentage points. Additionally, the items affecting comparability in the above table (see “Items Affecting Comparability”) contributed 3 percentage points to operating profit growth.

Asia, Middle East & Africa

	12 Weeks Ended		%	36 Weeks Ended		%
	9/8/2012	9/3/2011	Change	9/8/2012	9/3/2011	Change
Net revenue	$1,664	$2,098	(21)	$4,696	$5,149	(9)
Impact of foreign currency translation			4			3
Net revenue growth, on a constant currency basis*			(17)			(6)

Operating profit	$317	$285	11	$630	$730	(14)
Restructuring and impairment charges	6	—		23	—
Restructuring and other charges related to the transaction with Tingyi	—	—		137	—
Operating profit excluding above items*	$323	$285	13	$790	$730	8
Impact of foreign currency translation			1			1
Operating profit growth excluding above items, on a constant currency basis*			14			10	**

*    See "Non-GAAP Measures"
**    Does not sum due to rounding
12 Weeks
Net revenue declined 21%, reflecting the impact of the transaction with Tingyi and the deconsolidation of International Dairy and Juice Limited (IDJ), which reduced net revenue performance by 24 percentage points and 2.5 percentage points, respectively, partially offset by volume growth and effective net pricing.

Snacks volume grew 13%, reflecting broad-based increases driven by double-digit growth in the Middle East, China and India.
Beverage volume grew 15%, reflecting double-digit growth in India and Pakistan, partially offset by a low-single-digit decline in China (excluding new co-branded juice products distributed through our joint venture with Tingyi). Additionally, the Middle East experienced mid-single-digit volume growth. Volume from new co-branded juice products in China contributed 7 percentage points to volume growth.
Operating profit grew 11%, reflecting the volume growth and the effective net pricing, partially offset by higher commodity costs. Additionally, lapping the negative impact of timing of prior year concentrate shipments which were accelerated from the third quarter to the second quarter of 2011 in connection with our global SAP implementation increased operating profit growth by 7 percentage points. The impact of acquisitions and divestitures reduced operating profit growth by 5 percentage points.

36 Weeks
Net revenue declined 9%, reflecting the impact of the transaction with Tingyi and the deconsolidation of IDJ, which reduced net revenue performance by 15 percentage points and 2 percentage points, respectively, partially offset by volume growth and effective net pricing.

Snacks volume grew 16%, reflecting broad-based increases driven by double-digit growth in the Middle East, China and India. Additionally, Australia experienced mid-single-digit growth.
Beverage volume grew 9%, reflecting double-digit growth in India and Pakistan and high-single-digit growth in the Middle East, partially offset by a high-single-digit decline in China (excluding the new co-branded juice products). The decline in China was driven by the introduction of a 500 ml PET value package in the third quarter of 2011, which largely replaced our 600 ml offering in the market, and the transitional impact of the transaction with Tingyi. Volume from new co-branded juice products in China contributed 3 percentage points to volume growth.
Operating profit declined 14%, primarily driven by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased by 8%, reflecting the volume growth and the effective net pricing, partially offset by higher commodity costs. Additionally, the benefit in the prior year from the recovery of a previously written-off receivable contributed 3 percentage points to the reported operating profit decline. Excluding the restructuring and other charges related to the transaction with Tingyi listed in the above items affecting comparability, the net impact of acquisitions and divestitures had a nominal impact on operating profit performance.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. Sources of cash available to us to fund cash outflows, such as our anticipated share repurchases and dividend payments, include cash from operations and proceeds obtained in the U.S. debt markets. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all.
As of September 8, 2012, we had cash, cash equivalents and short-term investments of $4.8 billion outside the U.S. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of September 8, 2012, our operations in Venezuela held 8% of our cash and cash equivalents balance. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in the various applicable foreign tax jurisdictions.
Operating Activities
During the 36 weeks in 2012, net cash provided by operating activities was $5.1 billion, compared to net cash provided of $5.8 billion in the prior year period. The operating cash flow performance primarily reflects discretionary pension and retiree medical contributions of $1 billion in the current year, partially offset by favorable working capital comparisons to the prior year.

Investing Activities
During the 36 weeks in 2012, net cash used for investing activities was $1.7 billion, primarily reflecting $1.4 billion for net capital spending and $0.3 billion of cash payments related to the transaction with Tingyi.
Financing Activities
During the 36 weeks in 2012, net cash used for financing activities was $2.2 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.8 billion and short-term borrowings of $2.2 billion, partially offset by net proceeds from long-term debt of $3.9 billion and stock option proceeds of $0.9 billion. We anticipate dividends and share repurchases of more than $6 billion in 2012.
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

	36 Weeks Ended
	9/8/2012	9/3/2011
Net cash provided by operating activities	$5,118	$5,834
Capital spending	(1,409)	(1,962)
Sales of property, plant and equipment	58	46
Management operating cash flow	3,767	3,918
Discretionary pension and retiree medical contributions (after-tax)	770	—
Payments related to restructuring charges (after-tax)	203	1
Merger and integration payments (after-tax)	44	223
Capital investments related to the PBG/PAS integration	8	91
Capital investments related to the Productivity Plan	12	—
Payments for restructuring and other charges related to the transaction with Tingyi	98	—
Management operating cash flow excluding above items	$4,902	$4,233

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
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 8, 2012, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 8, 2012 and September 3, 2011, and the related Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 8, 2012 and September 3, 2011. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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
/s/ KPMG LLP
New York, New York
October 17, 2012

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” and Financial Instruments in the notes to the condensed consolidated financial statements. In addition, see Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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
During our third fiscal quarter of 2012, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 24, 2012 and June 16, 2012.

As previously disclosed, on May 8, 2011, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest), the regional Hungarian governmental authority, notified our subsidiary, Fovarosi Asvanyviz- es Uditoipari Zrt., that it assessed monetary sanctions of approximately $220,000 for alleged violation of applicable wastewater discharge standards in 2010. Fovarosi Asvanyviz- es Uditoipari Zrt. appealed this decision, and the appeal is pending. On August 9, 2012, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg notified Fovarosi Asvanyviz- es Uditoipari Zrt. that it assessed monetary sanctions of approximately $153,000 for alleged violation of applicable wastewater discharge standards in 2011. Fovarosi Asvanyviz- es Uditoipari Zrt. appealed this decision, and the appeal is pending.
In addition, we and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See Item 1. Business - Regulatory Environment and Environmental Compliance in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
06/16/12				$9,794
6/17/12 – 7/14/12	4.5	$69.68	4.5	(316)
				9,478
7/15/12 – 8/11/12	3.9	$70.57	3.9	(271)
				9,207
8/12/12 – 9/8/12	7.5	$72.69	7.5	(547)
Total	15.9	$71.32	15.9	$8,660

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
06/16/12
6/17/12 – 7/14/12	2,200	$341.96	N/A	N/A
7/15/12 – 8/11/12	2,400	$349.46	N/A	N/A
8/12/12 – 9/8/12	—	—	N/A	N/A
Total	4,600	$345.87	N/A	N/A

ITEM 6. Exhibits

See Index to Exhibits on page 52.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 17, 2012	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	October 17, 2012	/s/ Kelly Mahon Tullier
Kelly Mahon Tullier
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

Exhibit 4.1
Form of 0.700% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

Exhibit 4.2
Form of 1.250% Senior Note due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

Exhibit 4.3
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

Exhibit 4.4
Board of Directors Resolutions Authorizing PepsiCo's Officers to Establish the Terms of the 0.700% Senior Notes due 2015, the 1.250% Senior Notes due 2017 and the 3.600% Senior Notes due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo's Current Report filed on Form 8-K with the Securities and Exchange Commission on May 6, 2011.

Exhibit 10.1	PepsiCo Director Deferral Program, amended and restated effective as of January 1, 2005 with revisions through September 19, 2012.

Exhibit 10.2	Summary of Compensation Arrangements for Zein Abdalla.
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 14	PepsiCo, Inc. Global Code of Conduct.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 24
Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Marie T. Gallagher, Shona L. Brown, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Alberto Weisser, which is incorporated herein by reference to Exhibit 24 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 8, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) notes to the condensed consolidated financial statements.