Form 10-K
period 2012-12-29
PEPSICO INC
filed 2013-02-21
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-1183
PepsiCo, Inc.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	13-1584302 (I.R.S. Employer Identification No.)

700 Anderson Hill Road, Purchase, New York (Address of Principal Executive Offices)	10577 (Zip Code)
Registrant’s telephone number, including area code: 914-253-2000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, par value 1-2/3 cents per share	New York and Chicago Stock Exchanges
2.5000% Senior Notes Due 2022	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo Common Stock held by nonaffiliates of PepsiCo (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo are affiliates of PepsiCo) as of June 15, 2012, the last day of business of our most recently completed second fiscal quarter, was $108,253,443,094 (based on the closing sale price of PepsiCo’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares of PepsiCo Common Stock outstanding as of February 13, 2013 was 1,542,782,724.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo’s May 1, 2013 Annual Meeting of Shareholders	III

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 29, 2012

Forward-Looking Statements
This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in Item 7. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

PART I

Item 1. Business.
PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.

We are a leading global food and beverage company with brands that are respected household names throughout the world. Through our operations, authorized bottlers, contract manufacturers and other partners, we make, market, sell and distribute a wide variety of convenient and enjoyable foods and beverages, serving customers and consumers in more than 200 countries and territories.
Our management monitors a variety of key indicators to evaluate our business results and financial condition.  These indicators include market share, volume, net revenue, operating profit, management operating cash flow, earnings per share and return on invested capital.

Performance with Purpose is our vision to succeed in the long term by creating sustained value. PepsiCo was again recognized for its leadership in this area in 2012 by earning a place on the prestigious Dow Jones Sustainability World Index for the sixth consecutive year and on the North America Index for the seventh consecutive year. We plan to continue delivering on this vision by offering a wide range of product choices, finding innovative ways to cut costs and minimize our impact on the environment, providing a safe and inclusive workplace and respecting and investing in the communities in which we operate.

Our Operations

We are organized into four business units, as follows:

1)	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3)	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe and South Africa; and

4)	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units are comprised of six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.
See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.
Frito-Lay North America
Either independently or in conjunction with third-party partners, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips and Santitas tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads. FLNA’s net revenue was $13.6 billion, $13.3 billion and $12.6 billion in 2012, 2011 and 2010, respectively, and approximated 21%, 20% and 22% of our total net revenue in 2012, 2011 and 2010, respectively.
Quaker Foods North America
Either independently or in conjunction with third-party partners, QFNA makes, markets, sells and distributes cereals, rice, pasta, dairy and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Quaker grits, Cap’n Crunch cereal, Life cereal, Quaker rice cakes, Rice-A-Roni side dishes, Near East side dishes and Pasta Roni side dishes. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $2.6 billion in 2012 and $2.7 billion in both 2011 and 2010 and approximated 4% of our total net revenue in each of 2012, 2011 and 2010.
Latin America Foods
Either independently or in conjunction with third-party partners, LAF makes, markets, sells and distributes a number of snack food brands including Marias Gamesa, Cheetos, Doritos, Ruffles, Emperador, Saladitas, Elma Chips, Rosquinhas Mabel, Sabritas and Tostitos, as well as many Quaker-branded cereals and snacks. These branded products are sold to independent distributors and retailers. LAF’s net revenue was $7.8 billion,

$7.2 billion and $6.3 billion in 2012, 2011 and 2010, respectively, and approximated 12% of our total net revenue in 2012 and 11% of our total net revenue in both 2011 and 2010.
PepsiCo Americas Beverages
Either independently or in conjunction with third-party partners, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mountain Dew, Gatorade, Diet Pepsi, Aquafina, 7UP (outside the U.S.), Diet Mountain Dew, Tropicana Pure Premium, Sierra Mist and Mirinda. PAB also, either independently or in conjunction with third-party partners, makes, markets and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. Further, PAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper and Crush, and certain juice brands licensed from Dole Food Company, Inc. PAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn also sell our brands as finished goods to independent distributors and retailers in certain markets. PAB’s net revenue was $21.4 billion, $22.4 billion and $20.4 billion in 2012, 2011 and 2010, respectively, and approximated 33%, 34% and 35% of our total net revenue in 2012, 2011 and 2010, respectively.
See Note 15 to our consolidated financial statements for additional information about our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) in 2010.
Europe
Either independently or in conjunction with third-party partners, Europe makes, markets, sells and distributes a number of leading snack foods including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-branded cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third-party partners, makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Pepsi Max, 7UP, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, either independently or in conjunction with third-party partners, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, Europe makes, markets, sells and distributes a number of leading dairy products including Domik v Derevne, Chudo and Agusha. Europe’s net revenue was $13.4 billion, $13.6 billion and $9.6 billion in 2012, 2011 and 2010, respectively, and approximated 20% of our total net revenue in both 2012 and 2011 and 17% of our total net revenue in 2010.
See Note 15 to our consolidated financial statements for additional information about our acquisitions of Wimm-Bill-Dann Foods OJSC (WBD) in 2011 and PBG and PAS in 2010.
Asia, Middle East and Africa
Either independently or in conjunction with third-party partners, AMEA makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Chipsy, Kurkure, Doritos, Cheetos and Smith’s through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or in conjunction with third-party partners, AMEA makes, markets and sells many Quaker-branded cereals and snacks. AMEA also makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mirinda, 7UP, Mountain Dew, Aquafina and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. AMEA also, either independently or in conjunction with third-party partners, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, AMEA licenses co-branded juice products to third-party partners through a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi) under the House of Tropicana brand name. AMEA’s net revenue was $6.7 billion, $7.4 billion and $6.3 billion in 2012, 2011 and 2010, respectively, and approximated 10% of our total net revenue in 2012 and 11% of our total net revenue in both 2011 and 2010.
See Note 15 to our consolidated financial statements for additional information about our transaction with Tingyi in 2012.
Our Distribution Network
Our products are brought to market through direct-store-delivery (DSD), customer warehouse and distributor networks. The distribution system used depends on customer needs, product characteristics and local trade practices. These distribution systems are described under the heading “Our Distribution Network” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Ingredients and Other Supplies
The principal ingredients we use in our food and beverage businesses are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities for us due to their use in our facilities and in the trucks delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. See Note 10 to our consolidated financial statements for additional information on how we manage our exposure to commodity costs. See also “Item 1A. Risk Factors – Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.”
Our Brands
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Aquafina, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Chudo, Cracker Jack, Diet Mountain Dew, Diet Pepsi, Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, Gatorade, G2, G Series, Grandma’s, Imunele, Izze, Kurkure, Lay’s, Life, Little House in the Village, Lubimy Sad, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Müller, Mug, Munchies, Naked, Near East, Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi Next, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Saladitas, Sakata, Sandora, 7UP and 7UP Free (outside the United States), Santitas, Sierra Mist, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, SoBe V Water, Sonric’s, Stacy’s, SunChips, Tonus, Tostitos, Trop 50, Tropicana, Tropicana Pure Premium, Tropicana Twister, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. Joint ventures in which we participate either own or have the right to use certain trademarks, such as Lipton, Müller, Starbucks and Sabra. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail for the primary purpose of enhancing brand awareness.

We either own or have licenses to use a number of patents which relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.
Seasonality
Our businesses are affected by seasonal variations. For instance, our beverage sales are higher during the warmer months and certain food and dairy sales are higher in the cooler months. Weekly beverage and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns, and generally lowest in the first quarter. However, taken as a whole, seasonality does not have a material impact on our financial results.
Our Customers
Our primary customers include wholesale distributors, foodservice distributors, grocery stores, convenience stores, mass merchandisers, membership stores and authorized independent bottlers. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.

In 2012, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 11% of our total net revenue. Our top five retail customers represented approximately 30% of our 2012 North American (United States and Canada) net revenue, with Wal-Mart (including Sam’s) representing approximately 17%. These percentages include concentrate sales to our independent bottlers which were used in finished goods sold by them to these retailers.
See “Our Customers” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for more information on our customers, including our independent bottlers.
See Note 15 to our consolidated financial statements for additional information about our acquisitions of PBG and PAS in 2010.
Our Competition
Our businesses operate in highly competitive markets. Our beverage, snack and food brands compete against global, regional, local and private label manufacturers and other value competitors. In many countries in which we do business, The Coca-Cola Company is our primary beverage competitor. Other food and beverage competitors include, but are not limited to, Nestlé S.A., Danone, DPSG, Kellogg Company, General Mills, Inc. and Mondelēz International, Inc. In many markets, we compete against numerous regional and local companies.
Many of our snack and food brands hold significant leadership positions in the snack and food industry worldwide. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
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

(1)
The categories and category share information in the charts above are through December 2012 based on data provided and verified by SymphonyIRI Group, Inc. The above charts include data from most major retail chains (including Wal-Mart) but exclude data from certain customers that do not report to this service.  The sample of retailers submitting data to SymphonyIRI Group was expanded in 2012; therefore, data shown in the above chart is not comparable to data shown in this chart in our 2011 Annual Report on Form 10-K.

(2)	Does not sum due to rounding.

(3)	Data on Kraft includes percent retail sales for Kraft Foods, Inc. through September 2012 and Mondelēz International, Inc. and Kraft Foods Group, Inc. from October 2012 through December 2012.

Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities and to drive innovation globally. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines and research and development efforts focused on identification of opportunities to transform and grow our product portfolio in the short and long term. Our research platforms are shared across specializations, countries and regions in order to generate innovation. In 2012, we continued to expand our portfolio of products made with nutritious ingredients, increasing the amount of whole grains, fruits, vegetables, nuts, seeds and low-fat dairy in certain of our products, and we continued to take steps to reduce the average amount of sodium, saturated fat and added sugar per serving in certain of our products. We also invested in agricultural development and the development and implementation of new technologies to both enhance the quality and value of our current and future product lines and to minimize our impact on the environment. We made investments to conserve energy and raw materials, and to reduce waste in our facilities, and to improve our packaging process to continue to reduce total packaging volume, recycle containers, use renewable resources and remove environmentally sensitive materials. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $552 million in 2012, $525 million in 2011 and $488 million in 2010 and are reported within selling, general and administrative expenses.
Regulatory Environment and Environmental Compliance
The conduct of our businesses, including the production, storage, distribution, sale, advertising, marketing, labeling, safety and health practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured or sold. It is our policy to abide by the laws and regulations around the world that apply to our businesses.
In the United States, we are required to comply with a variety of laws and regulations, including but not limited to: the Food, Drug and Cosmetic Act; the Food Safety Modernization Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Federal Motor Carrier Safety Act; the Lanham Act; various federal and state laws governing competition and trade practices; various federal and state laws and regulations governing equal employment opportunity and our employment relationships, including the Equal Employment Opportunity Act and the National Labor Relations Act; customs and foreign trade laws and regulations; and laws regulating sale of certain of our products in schools. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act. In addition, we are also subject to various state and local statutes and regulations, including state consumer protection laws. For example, in California, Proposition 65 requires that a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects. The State of California continues to evaluate various components and, consequently, food and beverage producers who sell products in California, including PepsiCo, may be required to provide warning labels on their products. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”
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
Legislation has been introduced in certain jurisdictions in which we operate that would impose special taxes or other limitations on certain products we sell. For example, certain federal, state and local governments in the United States, and in certain other countries in which we operate, have either imposed or are considering the imposition of taxes and other limitations on the sale of certain of our products, including non-diet and diet soft drinks, fruit drinks, teas, energy drinks and flavored waters. In the United States, federal and state legislatures are also debating proposals to require labeling of genetically modified organisms (GMOs) and to restrict the use of Supplemental Nutrition Assistance Program benefits to purchase certain beverages and foods. In addition, legislation has been enacted in certain U.S. states and in certain other countries in which our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future.
The cost of compliance with U.S. and foreign laws does not have a material financial impact on our results of operations.
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater and air emissions. In the United States, our facilities must comply with the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated on-site and sent to third-party owned and operated off-site licensed facilities. We are committed to meeting all applicable environmental compliance requirements and have internal programs in place to enhance our global environmental health and safety management. We and our subsidiaries are subject to environmental remediation obligations in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations of businesses acquired by our subsidiaries. While these environmental and indemnification obligations cannot be predicted with certainty, environmental compliance costs have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”
The recently enacted Iran Threat Reduction and Syria Human Rights Act of 2012 (TRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates that occurred during the twelve month period covered by this report. One of our foreign subsidiaries had historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. Starting in early 2012, our foreign subsidiary began to take steps to close this office in Iran, including the termination of all three of its employees, and the office has ceased all commercial activity since enactment of the TRA. Prior to the enactment of the TRA, this foreign subsidiary paid local Iranian governmental authorities taxes associated with the office and with wind-down activities. The office also maintained local bank accounts with two banks identified on the list of “Specially Designated Nationals” (SDN) maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). The aggregate amount of transactions or dealings the business office had with the Iranian Government and banks on the SDN list in 2012 was approximately $100,000, and no gross revenue or net profit was attributable to such activity. Our foreign subsidiary is currently in the process of completing the wind-down of the office in Iran pursuant to a general license from OFAC and intends to seek any further specific licenses as may be necessary in order to complete the wind-down of this office.

Employees
As of December 29, 2012, we employed approximately 278,000 people worldwide, including approximately 106,000 people within the United States. Our employment levels are subject to seasonal variations. We or our subsidiaries are a party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.

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
We are a global food and beverage company operating in highly competitive categories and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on: our ability to anticipate and respond to shifts in consumer trends, including increased demand for products that meet the needs of consumers who are increasingly concerned with health and wellness; our product quality; our ability to extend our portfolio of convenient foods in growing markets; our ability to develop new products that are responsive to consumer preferences, including our “fun-for-you”, “good-for-you” and “better-for-you” products; and our ability to respond to competitive product and pricing pressures. For example, our growth rate may be adversely affected if we are unable to maintain or grow our current share of the liquid refreshment beverage market in North America, or our current share of the snack market globally, or if demand for our products does not grow in emerging and developing markets.
In general, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population; consumer concerns regarding the health effects of ingredients such as sodium, sugar or other product ingredients or attributes; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; negative publicity (whether or not valid) resulting from regulatory action or litigation against us or other companies in our industry; a downturn in economic conditions; or taxes that would increase the cost of our products to consumers. Any of these changes may reduce consumers’ willingness to purchase our products. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Our financial performance could suffer if we are unable to compete effectively.”, “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” and “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.”
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
The conduct of our businesses, including the production, storage, distribution, sale, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured or sold, including in emerging and developing markets where legal and regulatory systems may be less developed. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws regarding the import of ingredients used in our products; laws regarding the import or export of our products; laws and programs aimed at reducing ingredients present in certain of our products, including sodium, saturated fat and added sugar; regulatory actions targeting the snack food or beverage industries such as restrictions on the sale of snack and beverage products in publicly regulated venues or restrictions on the use of the Supplemental Nutrition Assistance Program to purchase certain snacks or beverages; increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products, including without limitation those found in energy drinks; state consumer protection laws; taxation requirements, including taxes that would increase the cost of our products to consumers; competition laws; employment laws; privacy laws; laws regulating the price we may charge for our products; laws regulating access to and use of water or utilities; and environmental laws, including laws relating to the regulation of water rights and treatment. New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.
Governmental entities or agencies in jurisdictions where we operate may also impose new labeling, product or production requirements, or other restrictions. Studies are underway by third parties to assess the health implications of consumption of certain ingredients present in some of our products, including sugar, artificial sweeteners, as well as substances such as acrylamide that are naturally formed in a wide variety of foods when they are cooked (whether commercially or at home), including french fries, potato chips, cereal, bread and coffee. Certain of these studies of acrylamide found that it is probable that acrylamide causes cancer in laboratory animals when consumed in extraordinary amounts. If consumer concerns about the health implications of consumption of certain ingredients present in some of our products, including sugar, artificial sweeteners, or acrylamide increase as a result of these studies, other new scientific evidence, or for any other reason, whether or not valid, demand for our products could decline and we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could have an adverse effect on our business, financial condition or results of operations.
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
In addition, we and our subsidiaries are party to a variety of legal and environmental remediation obligations arising in the normal course of business, as well as environmental remediation, product liability, toxic tort and related indemnification proceedings in connection with certain historical activities and contractual obligations of businesses acquired by our subsidiaries. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on current and former properties of ours and our subsidiaries, the potential exists for remediation, liability and indemnification costs to differ materially from the costs we have estimated. We cannot guarantee that our costs in relation to these matters will not exceed our established liabilities or otherwise have an adverse effect on our results of operations. See also “Item 1. Business-Regulatory Environment and Environmental Compliance.” and “Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.”
Our financial performance could suffer if we are unable to compete effectively.
The food, snack and beverage industries in which we operate are highly competitive. We compete with major international food, snack and beverage companies that, like us, operate in multiple geographic areas, as well as regional, local and private label manufacturers and other value competitors. We compete with other large companies in each of the food, snack and beverage categories, including Nestlé S.A., Danone, Mondelēz International, Kellogg Company, General Mills and DPSG. In many countries where we do business, including the United States, our primary beverage competitor is The Coca-Cola Company. We compete on the basis of brand recognition, taste, price, quality, product variety, distribution, marketing and promotional activity, convenience, service and the ability to identify and satisfy consumer preferences. If we are unable to compete effectively, we may be unable to grow or maintain sales or gross margins in the global market or in various local markets. This may have a material adverse impact on our revenues and profit margins. See also “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.”
Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.
Our operations outside of the United States, particularly in Russia, Mexico, Canada and the United Kingdom, contribute significantly to our revenue and profitability, and we believe that our emerging and developing markets, particularly China, India, Brazil and the Africa and Middle East regions, present important future growth opportunities for us. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, market or sell will be accepted or successful in any particular emerging or developing market, due to local or global competition, product price, cultural differences or otherwise. If we are unable to expand our businesses in emerging and developing markets, or achieve the return on capital we expect as a result of our investments, particularly in Russia, as a result of economic and political conditions, increased competition, reduced demand for our products, an inability to acquire or form strategic business alliances or to make necessary infrastructure investments or for any other reason, our financial performance could be adversely affected. Unstable economic or political conditions, civil unrest or other developments and risks in the markets where our products are sold, including in Europe, Venezuela, Mexico, the Middle East and Egypt, could also have an adverse impact on our business results or financial condition. Factors that could adversely affect our business results in these markets include:

foreign ownership restrictions; nationalization of our assets; regulations on the transfer of funds to and from foreign countries, which, from time to time, result in significant cash balances in foreign countries such as Venezuela, and on the repatriation of funds; currency hyperinflation, devaluation or fluctuation, such as the devaluation of the Venezuelan bolivar; the lack of well-established or reliable legal systems; and increased costs of business due to compliance with complex foreign and United States laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act, and adverse consequences, such as the assessment of fines or penalties, for failing to comply with these laws and regulations. In addition, disruption in these markets due to political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products. See also “Item 1. Business-Regulatory Environment and Environmental Compliance.”, “Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Our financial performance could suffer if we are unable to compete effectively.”, “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.” and “Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or manage divestitures or refranchising, could have an adverse impact on our business, financial condition and results of operations.”
Unfavorable economic conditions may have an adverse impact on our business results or financial condition.
Many of the countries in which we operate, including the United States and several of the members of the European Union, have experienced and continue to experience unfavorable economic conditions. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets and inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions such as the European sovereign debt crisis, which may potentially impair our ability to access the capital markets on terms commercially acceptable to us or at all; the effects of government initiatives to manage economic conditions; reduced demand for our products resulting from a slow-down in the general global economy or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other economy products, or to less profitable channels; impairment of assets; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our business results or financial condition. In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity, default or similar risks as a result of unfavorable economic conditions. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution may limit the availability of credit or willingness of financial institutions to extend credit on terms commercially acceptable to us or at all or, with respect to financial institutions who are parties to our financing arrangements, leave us with reduced borrowing capacity or unhedged against certain currencies or price risk associated with forecasted purchases of raw materials which could have an adverse impact on our business results or financial condition.

Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.
We and our business partners use various raw materials and other supplies in our business. The principal ingredients we use include apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils and wheat. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resin used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities for us due to their use in our facilities and in the trucks delivering our products. Some of these raw materials and supplies are sourced internationally and some are available from a limited number of suppliers or are in shortest supply when seasonal demand is at its peak. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy, including fuel. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental incentives and controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating results. In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials and energy, including fuel. Certain of these derivatives that do not qualify for hedge accounting treatment can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.”, “Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.” and “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements.
Failure to realize anticipated benefits from our productivity plan or global operating model could have an adverse impact on our business, financial condition and results of operations.
We are implementing a strategic plan that we believe will position our business for future success and growth, to allow us to achieve a lower cost structure and operate efficiently in the highly competitive food, snack and beverage industries. In order to capitalize on our cost reduction efforts, it will be necessary to make certain investments in our business, which may be limited due to capital constraints. In addition, it is critical that we have the appropriate personnel in place to continue to lead and execute our plan. Our future success and earnings growth depends in part on our ability to reduce costs and improve efficiencies. If we are unable to successfully implement our productivity plan or fail to implement it as timely as we anticipate, our business, financial condition and results of operations could be adversely impacted. In addition, we have launched a global operating model to improve efficiency, decision making, innovation and brand management across the global PepsiCo organization. If we are unable to implement this model effectively, it may have a negative impact on our ability to deliver sustained or breakthrough innovation or to otherwise compete effectively.
Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.
Our ability, and that of our suppliers, third-party business partners, including our independent bottlers, contract manufacturers, joint venture partners, independent distributors and retailers, to make, manufacture, distribute and sell products is critical to our success. Damage or disruption to our or their manufacturing or transportation and distribution capabilities due to any of the following could impair our ability to make, manufacture, transport, distribute or sell our products: adverse weather conditions or natural disaster, such as a hurricane, earthquake or flooding; government action; fire; terrorism; the outbreak or escalation of armed hostilities; pandemic; industrial accidents or other occupational health and safety issues; strikes and other labor disputes; or other reasons beyond our control or the control of our suppliers and business partners. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.
Maintaining a good reputation globally is critical to selling our branded products. Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. If any of our products becomes unfit for consumption, causes injury or is mislabeled, we may have to engage in a product recall and/or be subject to liability. A widespread product recall or a significant product liability issue could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. In addition, we operate globally, which requires us to comply with numerous local regulations, including, without limitation, anti-corruption laws and competition laws. In the event that our employees, bottlers or agents engage in improper activities abroad, we may be subject to enforcement actions, litigation, loss of sales or other consequences which may cause us to suffer damage to our reputation in the United States and abroad. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental standards for all of our operations and activities; the failure to achieve our goals with respect to sodium, saturated fat and added sugar reduction or the development of our global nutrition business; health concerns about our products or particular ingredients in our products; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, energy use and waste management; the practices of our bottlers with respect to any of the foregoing; or our responses to any of the foregoing. In addition, water is a limited resource in many parts of the world and demand for water continues to increase. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to water use. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Furthermore, the rising popularity of social networking and other consumer-oriented technologies has increased the speed and accessibility of information dissemination, and, as a result, negative or inaccurate posts or comments on such sites may also generate adverse publicity that could damage our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”
Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or manage divestitures or refranchisings, could have an adverse impact on our business, financial condition and results of operations.
We regularly evaluate potential acquisitions, joint ventures, divestitures and refranchisings. Potential issues associated with these activities could include, among other things, our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of an acquisition, divestiture or refranchising, or the formation of a joint venture, within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with an acquisition, joint venture, divestiture or refranchising; and diversion of management’s attention from base strategies and objectives. With respect to acquisitions, the following also pose potential risks: our ability to successfully combine our businesses with the business of the acquired company, including integrating the manufacturing, distribution, sales and administrative support activities and information technology systems between our Company and the acquired company and successfully operating in new categories; motivating, recruiting and retaining executives and key employees; conforming standards, controls (including internal control over financial reporting), procedures and policies, business cultures and compensation structures between our Company and the acquired company; consolidating and streamlining corporate and administrative infrastructures; consolidating sales and marketing operations; retaining existing customers and attracting new customers; identifying and eliminating redundant and underperforming operations and assets; coordinating geographically dispersed organizations; and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. With respect to joint ventures, we share ownership and management responsibility of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do and joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. In addition, acquisitions and joint ventures outside of the United States increase our exposure to risks associated with operations outside of the United States, including fluctuations in exchange rates and compliance with the Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws, and laws and regulations outside the United States. With respect to divestitures and refranchisings, we may not be able to complete such transactions on terms commercially favorable to us or at all. In addition, as divestitures and refranchisings may reduce our direct control over certain aspects of our business, any failure to maintain good relations with divested or refranchised businesses in our supply or sales chain may adversely impact sales or business performance. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, or if a divestiture or refranchising is not successfully completed or managed, our business, financial condition and results of operations could be adversely impacted.
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
We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, as well as other retailers, to effectively compete. The loss of any of our key customers, including Wal-Mart, could have an adverse effect on our financial performance. In addition, our industry has been affected by increasing concentration of retail ownership, particularly in the United States and Europe, which may impact our ability to compete as such retailers may demand lower pricing and increased promotional programs. Further, should larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to any such actions or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.
Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets. Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. Our borrowing costs and access to the commercial paper market could also be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. See also “Our Liquidity and Capital Resources” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
If we are not able to build and sustain proper information technology infrastructure, successfully implement our ongoing business transformation initiative or outsource certain functions effectively, our business could suffer.
We depend on information technology as an enabler to improve the effectiveness of our operations, to interface with our customers, to maintain financial accuracy and efficiency, to comply with regulatory financial reporting, legal and tax requirements, and for digital marketing activities and electronic communication among our locations around the world and between our personnel and the personnel of our independent bottlers, contract manufacturers, joint ventures, suppliers or other third-party partners. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property, or the loss of sensitive or confidential data through security breach or otherwise.
We have embarked on multi-year business transformation initiatives to migrate certain of our financial processing systems to enterprise-wide systems solutions. There can be no certainty that these initiatives will deliver the expected benefits. The failure to deliver our goals may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.
In addition, we have outsourced certain information technology support services and administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers that we outsource these functions to do not perform or do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach or otherwise, litigation or remediation costs and could have a negative impact on employee morale.
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
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, potatoes and various fruits. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.” and “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.”
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
Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business, financial condition and results of operations.
We and our subsidiaries are party to a variety of legal claims and proceedings in the ordinary course of business, including but not limited to litigation related to our marketing or commercial practices, product labels and environmental and insurance matters. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that management’s assessment of the materiality of these matters, including the reserves taken in connection therewith, will be consistent with the ultimate outcome of such claims or proceedings. In the event that management’s assessment of materiality on current claims and proceedings proves inaccurate or litigation that is material arises in the future, there may be a material adverse effect on our consolidated financial statements, results of operations or cash flows. See also “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.”

Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

Item 2. Properties.
Our most significant corporate properties include our corporate headquarters building in Purchase, New York and our data center in Plano, Texas, both of which are owned. Our corporate headquarters are undergoing renovations to improve technology and energy efficiency and make necessary infrastructure improvements. Leases of plants in North America generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are owned or leased on a long-term basis. Furthermore, except as disclosed above, we believe that our properties generally are in good operating condition and are suitable for the purposes for which they are being used.
Frito-Lay North America
FLNA’s most significant properties include its headquarters building and a research facility in Plano, Texas, both of which are owned. FLNA also owns or leases approximately 40 food manufacturing and processing plants and approximately 1,710 warehouses, distribution centers and offices. FLNA’s joint venture with Strauss Group also utilizes three plant facilities and one office, all of which are owned or leased by the joint venture.

Quaker Foods North America
QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property. QFNA also owns four plants and production processing facilities and leases one office in North America.

Latin America Foods
LAF’s most significant properties include three snack manufacturing plants in the Mexican cities of Celaya, Monterrey and Mexico City (Vallejo), all of which are owned. LAF also owns or leases approximately 60 food manufacturing and processing plants and approximately 670 warehouses, distribution centers and offices.

PepsiCo Americas Beverages
PAB’s most significant properties include an office building in Somers, New York, an office building it shares with QFNA in downtown Chicago, Illinois and a shared service center it shares with certain other divisions in Winston-Salem, North Carolina, all of which are leased, and its Tropicana facility in Bradenton, Florida, its concentrate plants in Cork, Ireland and its research and development facility in Valhalla, New York, all of which are owned. PAB also owns or leases approximately 80 bottling and production plants and production processing facilities and approximately 460 warehouses, distribution centers and offices.

Europe
Europe’s most significant properties are its snack manufacturing and processing plant located in Leicester, United Kingdom, which is leased, and its snack research and development facility in Leicester, United Kingdom, its beverage plant in Lebedyan, Russia and its dairy plant in Moscow, Russia, all of which are owned. Europe also owns or leases approximately 120 plants and approximately 625 warehouses, distribution centers and offices.

Asia, Middle East & Africa
AMEA’s most significant properties are its beverage plants located in Sixth of October City, Egypt and Amman, Jordan and its snack manufacturing and processing plants located in Sixth of October City, Egypt and Tingalpa, Australia, all of which are owned. AMEA also owns or leases approximately 55 plants and approximately 485 distribution centers, warehouses and offices. On March 31, 2012, we contributed our company-owned and joint venture bottling operations in China to Tingyi. AMEA continues to utilize properties owned or leased by Tingyi.

Shared Properties
QFNA shares 13 warehouse and distribution centers and six offices jointly with PAB and FLNA and shares two additional offices with FLNA. QFNA also shares four warehouses and distribution centers and four offices with PAB, including a research and development laboratory in Barrington, Illinois. FLNA shares one production facility with LAF. PAB, Europe and AMEA share two production facilities. Europe and AMEA share a research and development facility and an office. PAB and LAF share five beverage plants and four offices. PAB and AMEA share two concentrate plants.

In addition to the company-owned or leased properties described above, we also utilize a highly distributed network of plants, warehouses and distribution centers that are owned or leased by our contract manufacturers, co-packers, strategic alliances or ventures in which we have an equity interest.

Item 3. Legal Proceedings.

As previously disclosed, on May 8, 2011, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest), the regional Hungarian governmental authority, notified our subsidiary, Fovarosi Asvanyviz- es Uditoipari Zrt., that it assessed monetary sanctions of approximately $220,000 for alleged violation of applicable wastewater discharge standards in 2010. Fovarosi Asvanyviz- es Uditoipari Zrt. appealed this decision, and the appeal is pending. As also previously disclosed, on August 9, 2012, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg notified Fovarosi Asvanyviz- es Uditoipari Zrt. that it assessed monetary sanctions of approximately $153,000 for alleged violation of applicable wastewater discharge standards in 2011. Fovarosi Asvanyviz- es Uditoipari Zrt. appealed this decision, and the appeal is pending.
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

Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Executive Officers of the Registrant
The following is a list of names, ages and backgrounds of our current executive officers:
Zein Abdalla, 54, was appointed to the role of President, PepsiCo in September 2012. Mr. Abdalla was Chief Executive Officer of PepsiCo Europe from November 2009 until September 2012. Mr. Abdalla joined PepsiCo in 1995 and has held a variety of senior positions. He has served as General Manager of PepsiCo’s European Beverage Business, General Manager Tropicana Europe and Franchise Vice President for Pakistan and the Gulf region. From 2005 to 2008 he led PepsiCo’s continental Europe operations. In September 2008 he went on to lead the complete portfolio of PepsiCo businesses in Europe. Prior to joining PepsiCo, Mr. Abdalla worked for Mars Incorporated in engineering and manufacturing roles, as well as in sales, marketing, human resources and general management.
Saad Abdul-Latif, 59, was appointed to the role of Chief Executive Officer of PepsiCo Asia, Middle East and Africa (AMEA) in November 2009. Mr. Abdul-Latif began his career with PepsiCo in 1982 where he held a wide range of international roles in PepsiCo’s food and beverage businesses. In 1998, he was appointed General Manager for PepsiCo’s beverage business in the MENAPAK Business Unit. In 2001, his region was expanded to include Africa and Central Asia. In 2004, the snacks business in his region was included under his leadership, forming the consolidated Middle East and Africa (MEA) Region. In September 2008, his responsibilities were extended to Asia, forming the new AMEA Division of PepsiCo International where he acted as President of AMEA.
Albert P. Carey, 61, has been Chief Executive Officer, PepsiCo Americas Beverages since September 2011. He served as President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief

Operating Officer, PepsiCo Beverages and Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

Brian Cornell, 53, was appointed to the role of Chief Executive Officer, PepsiCo Americas Foods in March 2012. Prior to that, Mr. Cornell served as President and Chief Executive Officer of Sam’s Club, a division of Wal-Mart and Executive Vice President of Wal-Mart from 2009 until 2012. Prior to that, he was Chief Executive Officer of Michaels from 2007 until 2009 and he has also served as Executive Vice President and Chief Marketing Officer for Safeway from 2004 until 2007. Earlier in his career, Mr. Cornell held several general management positions at PepsiCo, including President of Tropicana from 1999 to 2001, President of PepsiCo beverages for Europe and Africa from 2001 to 2003 and President of PepsiCo North America Foodservice from 2003 to 2004.
Marie T. Gallagher, 53, was appointed PepsiCo’s Senior Vice President and Controller in May 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services and, prior to that, a senior manager at Coopers & Lybrand.
Thomas Greco, 54, was appointed President of Frito-Lay North America in September 2011. Prior to that, Mr. Greco served as Executive Vice President and Chief Commercial Officer for Pepsi Beverages Company. Mr. Greco joined PepsiCo in Canada in 1986, and has served in a variety of positions, including Region Vice President, Midwest; President, Frito-Lay Canada; Senior Vice President, Sales, Frito-Lay North America; President, Global Sales, PepsiCo; and Executive Vice President, Sales, North America Beverages.
Enderson Guimaraes, 53, was appointed Chief Executive Officer of PepsiCo, Europe in September 2012. Prior to that, Mr. Guimaraes served as President of PepsiCo Global Operations from October 2011. Before PepsiCo, Mr. Guimaraes served as Executive Vice President of Electrolux and Chief Executive Officer of its major appliances business in Europe, Africa and the Middle East from 2008 to 2011. He also spent 10 years at Philips Electronics, from 1998 to 2007, first as a regional marketing executive in Brazil and ultimately as Senior Vice President, head of Global Marketing Management and general manager of the WidiWall LED display business. He also served as CEO of Philips’ Lifestyle Incubator group, an innovation engine which created new businesses and developed them over several years. Earlier, Mr. Guimaraes worked in various marketing positions at Danone and Johnson & Johnson.
Hugh F. Johnston, 51, was appointed Chief Financial Officer of PepsiCo in March 2010. He previously held the position of Executive Vice President, Global Operations since November 2009 and the position of President of Pepsi-Cola North America since November 2007. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.
Dr. Mehmood Khan, 54, became PepsiCo’s Executive Vice President and Chief Scientific Officer for Global Research & Development in May 2012. He previously held the position of Chief Executive Officer of PepsiCo’s Global Nutrition Group since November 2010 and the position of PepsiCo’s Chief Scientific Officer since 2008. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer.

Dr. Khan also served at the Mayo Clinic until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.
Indra K. Nooyi, 57, has been PepsiCo’s Chief Executive Officer since October 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors in 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in May 2001, after serving as Senior Vice President and Chief Financial Officer since February 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. from 1986 until 1990.
Larry D. Thompson, 67, became PepsiCo’s Executive Vice President, Government Affairs, General Counsel and Corporate Secretary in July 2012. He was formerly PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary, a position he held from November 2004 until May 2011. Prior to rejoining PepsiCo, Mr. Thompson served as the John A. Sibley Chair in Corporate and Business Law at the University of Georgia School of Law from August 2011 until May 2012. He previously served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, Mr. Thompson was named to lead the Department of Justice’s National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April 2000, he was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, Mr. Thompson was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.
Cynthia M. Trudell, 59, has been PepsiCo’s Executive Vice President and Chief Human Resources Officer since April 2011 and was PepsiCo’s Senior Vice President, Chief Personnel Officer from February 2007 until April 2011. Ms. Trudell served as a director of PepsiCo from January 2000 until February 2007. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.
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
Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2012 and 2011 are contained in our Selected Financial Data included on page 111.
Shareholders – At February 13, 2013, there were approximately 152,290 shareholders of record of our common stock.
Dividends – Dividends are usually declared in late January or early to mid-February, May, July and November and paid at the end of March, June and September and the beginning of January. The dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be March 1, June 7, September 6, and December 6, 2013. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2012 and 2011 is contained in our Selected Financial Data.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2012 under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010 and expiring on June 30, 2013, is set forth in the table below. All such shares of common stock were repurchased pursuant to open market transactions, other than 93,525 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction. In addition, in the first quarter of 2013, we announced a new $10 billion repurchase program for repurchases of our common stock, commencing on July 1, 2013 and expiring on June 30, 2016.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs*
9/8/12				$8,660

9/9/12 – 10/6/12	4.6	$70.83	4.6	(329)
				8,331
10/7/12 – 11/3/12	3.2	$70.39	3.2	(224)
				8,107
11/4/12 – 12/1/12	4.1	$68.87	4.1	(279)
				7,828
12/2/12 – 12/29/12	—	—	—	—
Total	11.9	$70.04	11.9	$7,828

* Maximum does not include shares authorized for repurchase under the share repurchase program approved in the first quarter of 2013.

PepsiCo also repurchases shares of its convertible preferred stock from an employee stock ownership plan (ESOP) fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the fourth quarter.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/9/12 – 10/6/12	—	$—	N/A	N/A

10/7/12 – 11/3/12	1,400	$342.31	N/A	N/A

11/4/12 – 12/1/12	3,000	$348.32	N/A	N/A

12/2/12 – 12/29/12	1,100	$346.78	N/A	N/A
Total	5,500	$346.48	N/A	N/A

Item 6. Selected Financial Data.
Selected Financial Data is included on page 111.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is an integral part of our consolidated financial statements and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary beginning on page 114. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS
Executive Overview
We are a leading global food and beverage company with brands that are respected household names throughout the world. Through our operations, authorized bottlers, contract manufacturers and other partners, we make, market, sell and distribute a wide variety of convenient and enjoyable foods and beverages, serving customers and consumers in more than 200 countries and territories.
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include market share, volume, net revenue, operating profit, management operating cash flow, earnings per share and return on invested capital.

During 2012 we undertook a number of significant initiatives that we believe will position us for future success. These initiatives included increasing investment in our iconic global brands; stepping up our innovation program and launching new products like Pepsi Next; and implementing a multi-year productivity program that resulted in over $1 billion in savings last year alone. We successfully completed these initiatives while returning $6.5 billion to shareholders through repurchases and dividends during 2012.

As we look to 2013 and beyond, we are focused on positioning our Company for long-term advantage and growth while continuing to deliver strong and consistent financial results. Our business strategies are designed to address key challenges facing our industry, including increasing consumer and government focus on health and wellness, demographic shifts and retail trade consolidation, and macroeconomic uncertainty and commodity price volatility. We believe that many of these challenges create new opportunities for growth for our Company. For example, we expect that the acceleration of the convenience trend will drive continued growth in the demand for convenient foods and beverages worldwide. In addition, the favorable outlook in emerging and developing markets creates opportunities for growth in all of our products in those markets. We believe that there are also potential new categories of expansion for us in the global food and beverage marketplace, such as good for you and premium priced products, products for aging populations and value offerings. In order to address these challenges and capitalize on these opportunities, we plan to do the following:
Reinforce our existing value drivers.
We will continue to refocus our efforts on key global brands and categories in our most important developed markets to drive profitable growth. We believe that concentrating our insights, marketing and innovation resources behind our most significant brands in key markets will enable us to reinforce our existing competitive advantages resulting from our go-to-market systems and strong brands, particularly with respect to snacks, and continue to grow demand and market share.

Migrate our portfolio towards attractive high growth categories and markets.
We plan to build on our existing efforts in the good for you space to continue to grow our nutrition business by growing our most admired existing nutrition brands, including Quaker, Tropicana and Gatorade. Our efforts to capitalize on the growing consumer demand for convenient nutrition are global. We are also working to unlock opportunities in new product categories through our dairy business in Russia and our Müller Quaker Dairy joint venture in the United States, our Sabra dips joint venture and our Stacy’s baked grain snack business.

We believe emerging and developing markets represent another very attractive high growth space for PepsiCo. Economic growth in these markets is lifting consumer income levels and driving urban lifestyles, which is in turn increasing demand for convenient foods and beverages. We expect to continue to invest aggressively for advantaged growth in emerging and developing markets, such as through tuck-in acquisitions like Mabel cookies in Brazil and through strategic partnerships to improve scale and performance such as our partnership with Tingyi in China.
Accelerate the benefits of “Power of One”.
We are focused on continuing to drive cost savings and other productivity enhancements derived from our complementary food and beverage portfolio, which benefit both our top and bottom line. For example, we realize significant benefits from our cost scale across our portfolio. We also capture productivity benefits by applying a common set of best-in-class processes, technologies and best practices across our businesses around the globe. In addition, the complementary nature of our categories allows us to drive commercial activities across food and beverage to accelerate our growth within particular markets.
Harmonize internal processes and aggressively build out new capabilities.
To be successful in an increasingly competitive environment, we must effectively implement our global operating model and aggressively build out new capabilities. We are leveraging the expertise of our marketing and innovation teams across the Company. We plan to increase the use of global marketing campaigns for our iconic global brands, such as the “Live for Now” campaign for Pepsi to create a more consistent brand experience for consumers around the world. We also expect to continue to increase our investment behind sweeteners and other research and development initiatives. In addition, we are investing in packaging and other innovations, including through the creation of a new design group. Other global processes, such as master data and information technology systems, are also being harmonized to increase efficiency across the Company and speed decision-making.
Build and retain top talent.
Our continued growth and our ability to effectively respond to a rapidly changing environment requires us to develop and retain talented associates. To address this need, we have implemented award-winning talent and leadership initiatives and plan to continue to recruit from outside our industry to infuse fresh thinking and bring complementary capabilities to our team.
Deliver on the promise of Performance with Purpose.
Performance with Purpose is our vision to succeed in the long term by creating sustained value. PepsiCo was again recognized for its leadership in this area in 2012 by earning a place on the prestigious Dow Jones Sustainability World Index for the sixth consecutive year and on the North America Index for the seventh consecutive year. We plan to continue delivering on this vision by offering a wide range of product choices, finding innovative ways to cut costs and minimize our impact on the environment, providing a safe and inclusive workplace and respecting and investing in the communities in which we operate.

Our Operations
We are organized into four business units, as follows:

1)	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3)	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe and South Africa; and

4)	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.
Our four business units are comprised of six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.
Frito-Lay North America
Either independently or in conjunction with third-party partners, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips and Santitas tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads.
Quaker Foods North America
Either independently or in conjunction with third-party partners, QFNA makes, markets, sells and distributes cereals, rice, pasta, dairy and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Quaker grits, Cap’n Crunch cereal, Life cereal, Quaker rice cakes, Rice-A-Roni side dishes, Near East side dishes and Pasta Roni side dishes. These branded products are sold to independent distributors and retailers.
Latin America Foods
Either independently or in conjunction with third-party partners, LAF makes, markets, sells and distributes a number of snack food brands including Marias Gamesa, Cheetos, Doritos, Ruffles, Emperador, Saladitas, Elma Chips, Rosquinhas Mabel, Sabritas and Tostitos, as well as many Quaker-branded cereals and snacks. These branded products are sold to independent distributors and retailers.
PepsiCo Americas Beverages
Either independently or in conjunction with third-party partners, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mountain Dew, Gatorade, Diet Pepsi, Aquafina, 7UP (outside the U.S.), Diet Mountain Dew, Tropicana Pure Premium, Sierra Mist and Mirinda. PAB also, either independently or in conjunction with third-party partners, makes, markets and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. Further, PAB manufactures and distributes certain brands licensed from DPSG, including Dr Pepper and Crush, and certain juice brands licensed from Dole Food Company, Inc. PAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn also sell our brands as finished goods to independent distributors and retailers in certain markets.
PAB’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that bottlers have reported as sold to independent distributors and retailers. Bottler case sales (BCS) and concentrate shipments and equivalents (CSE) are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our revenues are not entirely based on BCS volume, as there are independent bottlers in the supply chain, we believe that BCS is a valuable measure as it quantifies the sell-through of our products at the consumer level.
See Note 15 to our consolidated financial statements for additional information about our acquisitions of PBG and PAS in 2010.
Europe
Either independently or in conjunction with third-party partners, Europe makes, markets, sells and distributes a number of leading snack foods including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-branded cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third-party partners, makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Pepsi Max, 7UP, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, either independently or in conjunction with third-party partners, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, Europe makes, markets, sells and distributes a number of leading dairy products including Domik v Derevne, Chudo and Agusha.
Europe reports two measures of volume. Snacks volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks. Beverage volume reflects Company-owned or authorized bottler sales of beverages bearing Company-owned or licensed trademarks to independent distributors and retailers (see PepsiCo Americas Beverages above). In 2011, we acquired WBD, Russia’s leading branded food and beverage company. WBD’s portfolio of products is included within Europe’s snacks or beverage reporting, depending on product type.
See Note 15 to our consolidated financial statements for additional information about our acquisitions of WBD in 2011 and PBG and PAS in 2010.
Asia, Middle East and Africa
Either independently or in conjunction with third-party partners, AMEA makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Chipsy, Kurkure, Doritos, Cheetos and Smith’s through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or in conjunction with third-party partners, AMEA makes, markets and sells many Quaker-branded cereals and snacks. AMEA also makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mirinda, 7UP, Mountain Dew, Aquafina and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. AMEA also, either independently or in conjunction with third-party partners, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, AMEA licenses co-branded juice products to third-party partners through a strategic alliance with Tingyi under the House of Tropicana brand name. AMEA reports two measures of volume (see Europe above).
See Note 15 to our consolidated financial statements for additional information about our transaction with Tingyi in 2012.
Our Customers
Our primary customers include wholesale distributors, foodservice distributors, grocery stores, convenience stores, mass merchandisers, membership stores and authorized independent bottlers. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality.
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
Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2012, sales to Wal-Mart (including Sam’s) represented approximately 11% of our total net revenue. Our top five retail customers represented approximately 30% of our 2012 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 17%. These percentages include concentrate sales to our independent bottlers which were used in finished goods sold by them to these retailers.

Our Distribution Network
Our products are brought to market through DSD, customer warehouse and distributor networks. The distribution system used depends on customer needs, product characteristics and local trade practices.
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

Distributor Networks
We distribute many of our products through third party distributors. Third party distributors are particularly effective when greater distribution reach can be achieved by including a wide range of products on the delivery vehicles. For example, our foodservice and vending business distributes snacks, foods and beverages to restaurants, businesses, schools and stadiums through third-party foodservice and vending distributors and operators.
Our Competition
Our businesses operate in highly competitive markets. Our beverage, snack and food brands compete against global, regional, local and private label manufacturers and other value competitors. In many countries in which we do business, The Coca-Cola Company is our primary beverage competitor. Other food and beverage competitors include, but are not limited to, Nestlé S.A., Danone, DPSG, Kellogg Company, General Mills, Inc. and Mondelēz International, Inc. In many markets, we compete against numerous regional and local companies.
Many of our snack and food brands hold significant leadership positions in the snack and food industry worldwide. However, The Coca-Cola Company has significant CSD share advantage in many markets outside the United States.
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
Our Business Risks
We are subject to risks in the normal course of business.  During 2012, amid a continued unstable economic environment in Europe, certain countries continued to experience debt and credit issues as well as currency fluctuations. We continue to monitor the economic environment in Europe closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our 2013 financial results. See also “Risk Factors” in Item 1A., “Executive Overview” above and “Market Risks” below for more information about these risks.
Risk Management Framework
The achievement of our strategic and operating objectives necessarily involves taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework to identify, assess, prioritize, address, manage, monitor and communicate risks across the Company. This framework includes:

•	PepsiCo’s Board of Directors, which is responsible for overseeing the assessment and mitigation of the Company’s top risks, receives updates on key risks throughout the year. The Audit Committee of the Board of Directors helps define PepsiCo’s risk management processes and assists the Board in its oversight of strategic, financial, operating, business, compliance, safety, reputational and other risks facing PepsiCo. The Compensation Committee of the Board of Directors assists the Board in overseeing potential risks that may be associated with the Company’s compensation programs;

•	The PepsiCo Risk Committee (PRC), comprised of a cross-functional, geographically diverse, senior management group which meets regularly to identify, assess, prioritize and address our key risks;

•	Division Risk Committees (DRC), comprised of cross-functional senior management teams which meet regularly to identify, assess, prioritize and address division-specific business risks;

•
PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the DRCs, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Audit Committee and Board of Directors;

•	PepsiCo Corporate Audit, which evaluates the ongoing effectiveness of our key internal controls through periodic audit and review procedures; and

•	PepsiCo’s Compliance & Ethics Department, which leads and coordinates our compliance policies and practices.
Market Risks
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements. See Note 9 to our consolidated financial statements for further information on our non-cancelable purchasing commitments. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest risks are classified as operating activities. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk. See “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” in “Risk Factors” in Item 1A.
The fair value of our derivatives fluctuates based on market rates and prices. The sensitivity of our derivatives to these market fluctuations is discussed below. See Note 10 to consolidated financial statements for further discussion of these derivatives and our hedging policies. See “Our Critical Accounting Policies” for a discussion of the exposure of our pension and retiree medical plan assets and liabilities to risks related to market fluctuations.
Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “Risk Factors” in Item 1A. for further discussion.

Commodity Prices
We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, metals and energy.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $507 million as of December 29, 2012 and $598 million as of December 31, 2011. At the end of 2012, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2012 by $49 million.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $853 million as of December 29, 2012 and $630 million as of December 31, 2011. At the end of 2012, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net losses in 2012 by $85 million.
Foreign Exchange
Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within PepsiCo common shareholders’ equity under the caption currency translation adjustment.
Our operations outside of the U.S. generate 49% of our net revenue, with Russia, Mexico, Canada, the United Kingdom and Brazil comprising approximately 25% of our net revenue. As a result, we are exposed to foreign currency risks. During 2012, unfavorable foreign exchange reduced net revenue growth by 2.5 percentage points, primarily due to depreciation of the Russian ruble, euro, Brazilian real and the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

The results of our Venezuelan businesses have been reported under hyperinflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar fuerte (bolivar) to the U.S. dollar. As a result of the change to hyperinflationary accounting and the devaluation of the bolivar, we recorded an after-tax net charge of $120 million in 2010. In 2012 and 2011, the majority of our transactions and net monetary assets qualified to be remeasured at the official exchange rate of obtaining U.S. dollars for dividends through the government-operated Foreign Exchange Administration Board (CADIVI) (4.3 bolivars per dollar for 2012 and 2011). In 2012 and 2011, our operations in Venezuela comprised 7% and 8% of our cash and cash equivalents balance, respectively, and generated 1% of our net revenue in 2012 and less than 1% of our net revenue in 2011. Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate to 6.3 bolivars per dollar. We expect that the impact of the devaluation on PepsiCo’s 2013 net revenue and operating profit will not be material. The above impact excludes an after-tax net charge of approximately $100 million associated with the remeasurement of bolivar denominated net monetary assets. This after-tax net charge will be reflected in items affecting comparability in our 2013 first quarter Form 10-Q. We continue to use available options to obtain U.S. dollars to meet our operational needs.
We are also exposed to foreign currency risk from foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives, primarily forward contracts with terms of no more than two years. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.

Our foreign currency derivatives had a total face value of $2.8 billion as of December 29, 2012 and $2.3 billion as of December 31, 2011. At the end of 2012, we estimate that an unfavorable 10% change in the exchange rates would have increased our net unrealized losses by $134 million. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
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

The notional amounts of the interest rate derivative instruments outstanding as of December 29, 2012 and December 31, 2011 were $8.1 billion and $8.3 billion, respectively. Assuming year-end 2012 variable rate debt and investment levels, a 1-percentage-point increase in interest rates would have increased net interest expense by $9 million in 2012.

OUR CRITICAL ACCOUNTING POLICIES
An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for pension and retiree medical plans, our critical accounting policies do not involve a choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented, and have discussed these policies with our Audit Committee.
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
As discussed in “Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and totaled $34.7 billion in 2012, $34.6 billion in 2011 and $29.1 billion in 2010. Sales incentives and discounts include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. Sales incentives and discounts also include support provided to our independent bottlers through funding of advertising and other marketing activities. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Payments made to obtain these rights are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $335 million as of December 29, 2012 and $313 million as of December 31, 2011 are included in current assets and other assets on our balance sheet.
For interim reporting, our policy is to allocate our forecasted full-year sales incentives for most of our programs to each of our interim reporting periods in the same year that benefits from the programs. The allocation methodology is based on our forecasted sales incentives for the full year and the proportion of each interim period’s actual gross revenue and volume, as applicable, to our forecasted annual gross revenue and volume, as applicable. Based on our review of the forecasts at each interim period, any changes in estimates and the related allocation of sales incentives are recognized in the interim period as they are identified. In addition, we apply a similar allocation methodology for interim reporting purposes for advertising and other marketing activities. See Note 2 to our consolidated financial statements for additional information on our total marketplace spending. Our annual financial statements are not impacted by this interim allocation methodology.

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
We believe that a brand has an indefinite life if it has a history of strong revenue and cash flow performance, and we have the intent and ability to support the brand with marketplace spending for the foreseeable future. If these perpetual brand criteria are not met, brands are amortized over their expected useful lives, which generally range from five to 40 years. Determining the expected life of a brand requires management judgment and is based on an evaluation of a number of factors, including market share, consumer awareness, brand history, future expansion expectations and regulatory restrictions, as well as the macroeconomic environment of the countries in which the brand is sold.
Perpetual brands and goodwill are not amortized and are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a division or business within a division. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. Discounted cash flows are primarily based on growth rates for sales and operating profit which are inputs from our annual long-range planning process. Additionally, they are also impacted by estimates of discount rates, perpetuity growth assumptions and other factors. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record, if any. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.
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
We did not recognize any impairment charges for goodwill in the years presented. In addition, as of December 29, 2012, we did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. We recognized impairment charges in Europe for other nonamortizable intangible assets of $23 million and $14 million in 2012 and 2011, respectively. We did not recognize any impairment charges for other nonamortizable intangible assets in 2010. As of December 29, 2012, we had $31.7 billion of goodwill and other nonamortizable intangible assets, primarily related to the acquisitions of PBG, PAS and WBD.

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
An estimated annual effective tax rate is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax adjustments from the resolution of prior year tax matters to be among such items.
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
In 2012, our annual tax rate was 25.2% compared to 26.8% in 2011, as discussed in “Other Consolidated Results.” The tax rate in 2012 decreased 1.6 percentage points primarily reflecting the tax impact of a favorable tax court decision combined with the pre-payment of Medicare subsidy liabilities, partially offset by the tax impact of the transaction with Tingyi and the lapping of prior year tax benefits related to a portion of our international bottling operations.

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
As of February 2012, certain U.S. employees earning a benefit under one of our defined benefit pension plans were no longer eligible for Company matching contributions on their 401(k) contributions.
In the fourth quarter of 2012, the Company offered certain former employees who have vested benefits in our defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or Individual Retirement Account (IRA)). See Note 7 to our consolidated financial statements.
For information about certain changes to our U.S. pension and retiree medical plans and changes in connection with our acquisitions of PBG and PAS, see Note 7 to our consolidated financial statements.
Our Assumptions
The determination of pension and retiree medical plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefits. Annual pension and retiree medical expense amounts are principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses as discussed below, reduced by (4) the expected return on assets for our funded plans.
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
At each measurement date, the discount rates are based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. In 2011 and 2010, our U.S. discount rate was determined using the Mercer Pension Discount Yield Curve (Mercer Curve). The Mercer Curve in 2011 and 2010 used a portfolio of high-quality bonds rated Aa or higher by Moody’s. In 2012, due to the downgrade of several global financial institutions by Moody’s, Mercer developed a new curve, the Above Mean Curve, which we used to determine the discount rate for our U.S. pension and retiree medical plans. These curves included bonds that closely match the timing and amount of our expected benefit payments and reflects the portfolio of investments we would consider to settle our liabilities.
The expected return on pension plan assets is based on our pension plan investment strategy and our expectations for long-term rates of return by asset class, taking into account volatility and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. Our pension plan investment strategy includes the use of actively managed securities and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%.
Our target investment allocations are as follows:

	2013	2012
Fixed income	40%	40%
U.S. equity	33%	33%
International equity	22%	22%
Real estate	5%	5%
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

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2013	2012	2011
Pension
Expense discount rate	4.2%	4.6%	5.6%
Expected rate of return on plan assets	7.5%	7.6%	7.6%
Expected rate of salary increases	3.7%	3.8%	4.1%
Retiree medical
Expense discount rate	3.7%	4.4%	5.2%
Expected rate of return on plan assets	7.8%	7.8%	7.8%
Current health care cost trend rate	6.6%	6.8%	7.0%
Based on our assumptions, we expect our pension and retiree medical expenses to increase in 2013 primarily driven by lower discount rates, partially offset by the impact of the 2012 lump sum payments offered to certain former employees.
Sensitivity of Assumptions
A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. A 25-basis-point decrease in the discount rate and expected rate of return assumptions would increase the 2013 pension expense as follows:

Assumption	Amount
Discount rate	$69 million
Expected rate of return	$33 million
See Note 7 to our consolidated financial statements for information about the sensitivity of our retiree medical cost assumptions.
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
Our pension contributions for 2012 were $1,614 million, of which $1,375 million was discretionary. Discretionary 2012 contributions included $405 million pertaining to pension lump sum payments. Our retiree medical contributions for 2012 were $251 million, of which $140 million was discretionary.
In 2013, we expect to make pension and retiree medical contributions of approximately $240 million, with up to approximately $17 million expected to be discretionary. Our contributions for retiree medical benefits are estimated to be approximately $70 million in 2013. Our pension and retiree medical contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns and changes in tax or other benefit laws. For estimated future benefit payments, including our pay-as-you-go payments, as well as those from trusts, see Note 7 to our consolidated financial statements.

OUR FINANCIAL RESULTS
Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items:

	2012	2011	2010
Net revenue
53rd week	—	$623	—
Operating profit
Mark-to-market net impact gains/(losses)	$65	$(102)	$91
Merger and integration charges	$(11)	$(313)	$(769)
Restructuring and impairment charges	$(279)	$(383)	—
Restructuring and other charges related to the transaction with Tingyi	$(150)	—	—
Pension lump sum settlement charge	$(195)	—	—
53rd week	—	$109	—
Inventory fair value adjustments	—	$(46)	$(398)
Venezuela currency devaluation	—	—	$(120)
Asset write-off	—	—	$(145)
Foundation contribution	—	—	$(100)
Bottling equity income
Merger and integration charges	—	—	$(9)
Gain on previously held equity interests	—	—	$735
Interest expense
Merger and integration charges	$(5)	$(16)	$(30)
53rd week	—	$(16)	—
Debt repurchase	—	—	$(178)
Net income attributable to PepsiCo
Mark-to-market net impact gains/(losses)	$41	$(71)	$58
Merger and integration charges	$(12)	$(271)	$(648)
Restructuring and impairment charges	$(215)	$(286)	—
Restructuring and other charges related to the transaction with Tingyi	$(176)	—	—
Pension lump sum settlement charge	$(131)	—	—
Tax benefit related to tax court decision	$217	—	—
53rd week	—	$64	—
Inventory fair value adjustments	—	$(28)	$(333)
Gain on previously held equity interests	—	—	$958
Venezuela currency devaluation	—	—	$(120)
Asset write-off	—	—	$(92)
Foundation contribution	—	—	$(64)
Debt repurchase	—	—	$(114)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact gains/(losses)	$0.03	$(0.04)	$0.04
Merger and integration charges	$(0.01)	$(0.17)	$(0.40)
Restructuring and impairment charges	$(0.14)	$(0.18)	—
Restructuring and other charges related to the transaction with Tingyi	$(0.11)	—	—
Pension lump sum settlement charge	$(0.08)	—	—
Tax benefit related to tax court decision	$0.14	—	—
53rd week	—	$0.04	—
Inventory fair value adjustments	—	$(0.02)	$(0.21)
Gain on previously held equity interests	—	—	$0.60
Venezuela currency devaluation	—	—	$(0.07)
Asset write-off	—	—	$(0.06)
Foundation contribution	—	—	$(0.04)
Debt repurchase	—	—	$(0.07)

Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, metals and energy. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
In 2012, we recognized $65 million ($41 million after-tax or $0.03 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.
In 2011, we recognized $102 million ($71 million after-tax or $0.04 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
In 2010, we recognized $91 million ($58 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.
Merger and Integration Charges
In 2012, we incurred merger and integration charges of $16 million ($12 million after-tax or $0.01 per share) related to our acquisition of WBD, including $11 million recorded in the Europe segment and $5 million recorded in interest expense.
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
Restructuring and Impairment Charges
In 2012, we incurred restructuring charges of $279 million ($215 million after-tax or $0.14 per share) in conjunction with our multi-year productivity plan (Productivity Plan), including $38 million recorded in the FLNA segment, $9 million recorded in the QFNA segment, $50 million recorded in the LAF segment, $102 million recorded in the PAB segment, $42 million recorded in the Europe segment, $28 million recorded in the AMEA segment and $10 million recorded in corporate unallocated expenses.
In 2011, we incurred restructuring charges of $383 million ($286 million after-tax or $0.18 per share) in conjunction with our Productivity Plan, including $76 million recorded in the FLNA segment, $18 million recorded in the QFNA segment, $48 million recorded in the LAF segment, $81 million recorded in the PAB segment, $77 million recorded in the Europe segment, $9 million recorded in the AMEA segment and $74 million recorded in corporate unallocated expenses.
The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty. As a result, we expect to incur pre-tax charges of approximately $910 million, $279 million of which was reflected in our 2012 results, $383 million of which was reflected in our 2011 results, and the balance of which will be reflected in our 2013 through 2015 results. These charges will consist of approximately $540 million of severance and other employee-related costs; approximately $270 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $100 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $343 million in 2012 and $30 million in 2011, with the balance of approximately $362 million expected in 2013 through 2015. See Note 3 to our consolidated financial statements.
Restructuring and Other Charges Related to the Transaction with Tingyi
In 2012, we recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share) in the AMEA segment related to the transaction with Tingyi. See Note 15 to our consolidated financial statements.
Pension Lump Sum Settlement Charge
In 2012, we recorded a pension lump sum settlement charge in corporate unallocated expenses of $195 million ($131 million after-tax or $0.08 per share). See Note 7 to our consolidated financial statements.
Tax Benefit Related to Tax Court Decision
In 2012, we recognized a non-cash tax benefit of $217 million ($0.14 per share) associated with a favorable tax court decision related to the classification of financial instruments. See Note 5 to our consolidated financial statements.
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
Venezuela Currency Devaluation
As of the beginning of our 2010 fiscal year, we recorded a $120 million net charge related to our change to hyperinflationary accounting for our Venezuelan businesses and the related devaluation of the bolivar. $129 million of this net charge was recorded in corporate unallocated expenses, with the balance (income of $9 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $120 million or $0.07 per share.
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
Non-GAAP Measures
Certain measures contained in this Form 10-K are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Organic Revenue Growth” and “Management Operating Cash Flow.”

Results of Operations — Consolidated Review
In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions and divestitures,” except as otherwise noted, reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.
Servings
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.
In 2012, total servings increased 3% compared to 2011. Excluding the impact of the 53rd week, total servings also increased 3% compared to 2011. In 2011, total servings increased 6% compared to 2010. Excluding the impact of the 53rd week, total servings increased 5% compared to 2010. 2012 and 2011 servings growth reflects an adjustment to the base year for divestitures that occurred in 2012 and 2011, as applicable.
Total Net Revenue and Operating Profit

				Change
	2012	2011	2010	2012	2011
Total net revenue	$65,492	$66,504	$57,838	(1.5)%	15%
Operating profit
FLNA	$3,646	$3,621	$3,376	1%	7%
QFNA	695	797	741	(13)%	8%
LAF	1,059	1,078	1,004	(2)%	7%
PAB	2,937	3,273	2,776	(10)%	18%
Europe	1,330	1,210	1,054	10%	15%
AMEA	747	887	708	(16)%	25%
Corporate Unallocated
Mark-to-market net impact gains/(losses)	65	(102)	91	n/m	n/m
Merger and integration charges	—	(78)	(191)	n/m	(59)%
Restructuring and impairment charges	(10)	(74)	—	(86)%	n/m
Pension lump sum settlement charge	(195)	—	—	n/m	—
53rd week	—	(18)	—	n/m	n/m
Venezuela currency devaluation	—	—	(129)	—	n/m
Asset write-off	—	—	(145)	—	n/m
Foundation contribution	—	—	(100)	—	n/m
Other	(1,162)	(961)	(853)	21%	13%
Total operating profit	$9,112	$9,633	$8,332	(5)%	16%

Total operating profit margin	13.9%	14.5%	14.4%	(0.6)	0.1
n/m represents year-over-year changes that are not meaningful.

2012
On a reported basis, total operating profit decreased 5% and operating margin decreased 0.6 percentage points. Operating profit performance was primarily driven by cost increases reflecting strategic investments, higher commodity costs, higher advertising and marketing expense and unfavorable foreign exchange, partially offset by effective net pricing. Other corporate unallocated expenses increased 21%, primarily driven by increased pension expense. Commodity inflation was approximately $1.2 billion compared to the prior period, primarily attributable to PAB, FLNA and Europe. Operating profit also benefited from actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories among all of our divisions. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 1.2 percentage points to the total operating profit performance and 0.4 percentage points to total operating margin.
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

Other Consolidated Results

						Change
	2012		2011	2010		2012	2011
Bottling equity income	—		—	$735		—	$(735)
Interest expense, net	$(808)		$(799)	$(835)		$(9)	$36
Annual tax rate	25.2%		26.8%	23.0%
Net income attributable to PepsiCo	$6,178		$6,443	$6,320		(4)%	2%
Net income attributable to PepsiCo per common share – diluted	$3.92		$4.03	$3.91		(3)%	3%
Mark-to-market net impact (gains)/losses	(0.03)		0.04	(0.04)
Merger and integration charges	0.01		0.17	0.40
Restructuring and impairment charges	0.14		0.18	—
Restructuring and other charges related to the transaction with Tingyi	0.11		—	—
Pension lump sum settlement charge	0.08		—	—
Tax benefit related to tax court decision	(0.14)		—	—
53rd week	—		(0.04)	—
Inventory fair value adjustments	—		0.02	0.21
Gain on previously held equity interests	—		—	(0.60)
Venezuela currency devaluation	—		—	0.07
Asset write-off	—		—	0.06
Foundation contribution	—		—	0.04
Debt repurchase	—		—	0.07
Net income attributable to PepsiCo per common share - diluted, excluding above items*	$4.10	**	$4.40	$4.13	**	(7)%	7%
Impact of foreign exchange translation						2	(1)
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis*						(5)%	5%	**

*	See “Non-GAAP Measures”

**	Does not sum due to rounding
2012
Net interest expense increased $9 million, primarily reflecting higher average debt balances and higher rates on our debt balances, partially offset by gains in the market value of investments used to economically hedge a portion of our deferred compensation costs and the impact of the 53rd week in the prior year.
The tax rate decreased 1.6 percentage points compared to 2011, primarily reflecting the tax impact of a favorable tax court decision combined with the pre-payment of Medicare subsidy liabilities, partially offset by the tax impact of the transaction with Tingyi and the lapping of prior year tax benefits related to a portion of our international bottling operations.
Net income attributable to PepsiCo decreased 4% and net income attributable to PepsiCo per common share decreased 3%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 4 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.

2011
Bottling equity income decreased $735 million, reflecting the gain in the prior year on our previously held equity interests in connection with our acquisitions of PBG and PAS. Prior to our acquisitions of PBG and PAS on February 26, 2010, we had noncontrolling interests in each of these bottlers and consequently included our share of their net income in bottling equity income. Upon consummation of the acquisitions in the first quarter of 2010, we began to consolidate the results of these bottlers and recorded this gain in bottling equity income associated with revaluing our previously held equity interests in PBG and PAS to fair value.
Net interest expense decreased $36 million, primarily reflecting interest expense in the prior year in connection with our cash tender offer to repurchase debt in 2010, partially offset by higher average debt balances in 2011.
The tax rate increased 3.8 percentage points compared to 2010, primarily reflecting the prior year non-taxable gain and reversal of deferred taxes attributable to our previously held equity interests in connection with our acquisitions of PBG and PAS.
Net income attributable to PepsiCo increased 2% and net income attributable to PepsiCo per common share increased 3%. Items affecting comparability (see “Items Affecting Comparability”) decreased net income attributable to PepsiCo by 3 percentage points and net income attributable to PepsiCo per common share by 3.5 percentage points.

Results of Operations — Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, 2012 and 2011 volume growth measures reflect an adjustment to the base year for divestitures that occurred in 2012 and 2011. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2012	$13,574	$2,636	$7,780	$21,408	$13,441	$6,653	$65,492
Net Revenue, 2011	$13,322	$2,656	$7,156	$22,418	$13,560	$7,392	$66,504
% Impact of:
Volume(a)	(1)%	(1)%	4%	(3)%	—%	8%	—%
Effective net pricing(b)	3	1	10	3	4	2	4
Foreign exchange translation	—	—	(7)	—	(7)	(3)	(2.5)
Acquisitions and divestitures	—	—	2	(4.5)	2	(17)	(3)
Reported growth(c)	2%	(1)%	9%	(4.5)%	(1)%	(10)%	(1.5)%

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2011	$13,322	$2,656	$7,156	$22,418	$13,560	$7,392	$66,504
Net Revenue, 2010	$12,573	$2,656	$6,315	$20,401	$9,602	$6,291	$57,838
% Impact of:
Volume(a)	2%	(5)%	3.5%	*	*	10%	*
Effective net pricing(b)	3	4	8	*	*	6	*
Foreign exchange translation	—	1	2	1%	3%	2	1%
Acquisitions and divestitures	—	—	—	*	*	—	*
Reported growth(c)	6%	—%	13%	10%	41%	17%	15%

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

Organic Revenue Growth
Organic revenue growth is a significant measure we use to monitor net revenue performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP net revenue growth. In order to compute our organic revenue growth results, we exclude the impact of acquisitions and divestitures, foreign exchange translation and the 53rd week from reported net revenue growth.
See also “Non-GAAP Measures.”

2012	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	2%	(1)%	9%	(4.5)%	(1)%	(10)%	(1.5)%
% Impact of:
Foreign exchange translation	—	—	7	—	7	3	2.5
Acquisitions and divestitures	—	—	(2)	4.5	(2)	17	3
53rd week	2	2	—	1	—	—	1
Organic Growth(a)	4%	1%	14%	1.5%	4%	10%	5%

2011	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	6%	—%	13%	10%	41%	17%	15%
% Impact of:
Foreign exchange translation	—	(1)	(2)	(1)	(3)	(2)	(1)
Acquisitions and divestitures	—	—	—	*	*	—	*
53rd week	(2)	(2)	—	(1)	—	—	(1)
Organic Growth(a)	3.5%	(2)%	11%	*	*	16%	*

(a)	Amounts may not sum due to rounding.

*
It is impractical to separately determine and quantify the impact of our acquisitions of PBG and PAS from changes in our pre-existing beverage business since we now manage these businesses as an integrated system.

Frito-Lay North America

				% Change
	2012	2011	2010	2012	2011
Net revenue	$13,574	$13,322	$12,573	2	6
53rd week	—	(260)	—
Net revenue excluding above item*	$13,574	$13,062	$12,573	4	4
Impact of foreign exchange translation				—	—
Net revenue growth excluding above item, on a constant currency basis*				4	3.5	**

Operating profit	$3,646	$3,621	$3,376	1	7
Restructuring and impairment charges	38	76	—
53rd week	—	(72)	—
Operating profit excluding above items*	$3,684	$3,625	$3,376	2	7
Impact of foreign exchange translation				—	—
Operating profit growth excluding above items, on a constant currency basis*				2	7
* See “Non-GAAP Measures”
** Does not sum due to rounding
2012
Net revenue increased 2% and pound volume declined 1%. Net revenue growth was driven by effective net pricing, partially offset by the volume decline. The volume performance reflects double-digit declines in trademark SunChips and Rold Gold, a low-single-digit decline in trademark Lay’s and a mid-single-digit decline in trademark Tostitos, partially offset by a high-single-digit increase in variety packs and a double-digit increase in our Sabra joint venture. The impact of the 53rd week in the prior year reduced both volume and net revenue performance by 2 percentage points.

Operating profit grew 1%, driven by the net revenue growth and planned cost reductions across a number of expense categories, partially offset by higher commodity costs, primarily cooking oil, which reduced operating profit growth by 6 percentage points, and higher advertising and marketing expenses. The impact of the 53rd week in the prior year reduced operating profit growth by 2 percentage points. Lower restructuring and impairment charges contributed 1 percentage point to operating profit growth.
2011
Net revenue increased 6% and pound volume grew 3%. The volume growth primarily reflected double-digit growth in our Sabra joint venture and in variety packs, as well as mid-single-digit growth in trademark Doritos, Cheetos and Ruffles. These gains were partially offset by a double-digit decline in trademark SunChips. Net revenue growth also benefited from effective net pricing. The 53rd week contributed 2 percentage points to both net revenue and volume growth.
Operating profit grew 7%, primarily reflecting the net revenue growth. Restructuring charges reduced operating profit growth by 2 percentage points and were offset by the 53rd week, which contributed 2 percentage points to operating profit growth.

Quaker Foods North America

				% Change
	2012	2011	2010	2012	2011
Net revenue	$2,636	$2,656	$2,656	(1)	—
53rd week	—	(42)	—
Net revenue excluding above item*	$2,636	$2,614	$2,656	1	(2)
Impact of foreign exchange translation				—	(1)
Net revenue growth excluding above item, on a constant currency basis*				1	(2)	**

Operating profit	$695	$797	$741	(13)	8
Restructuring and impairment charges	9	18	—
53rd week	—	(12)	—
Operating profit excluding above items*	$704	$803	$741	(12)	8
Impact of foreign exchange translation				—	(0.5)
Operating profit growth excluding above items, on a constant currency basis*				(12)	8	**

*	See “Non-GAAP Measures”

**	Does not sum due to rounding
2012
Net revenue and volume declined 1%. The net revenue decline reflects the lower volume, partially offset by effective net pricing. The volume decline primarily reflects a double-digit decline in Chewy granola bars and a low-single-digit decline in oatmeal, partially offset by the introduction of Soft Baked Cookies in the second quarter. The volume and net revenue declines reflect the impact of the 53rd week in 2011, which contributed nearly 2 percentage points to both the net revenue and volume declines.
Operating profit declined 13%, primarily reflecting higher commodity costs, which negatively impacted operating profit performance by 9 percentage points, partially offset by lower general and administrative expenses and effective net pricing. The net impact of acquisitions and divestitures, including a partnership investment in 2012 and the gain on the divestiture of a business in the prior year, reduced operating profit performance by 5 percentage points. Additionally, the benefit from a change in accounting methodology for inventory and the sale of a distribution center, both of which were recorded in the prior year, each contributed 2 percentage points to the operating profit decline. The net impact of items affecting comparability in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 1 percentage point.
2011
Net revenue was flat and volume declined 5%. The impact of positive net pricing, driven primarily by price increases taken in the fourth quarter of 2010, was partially offset by negative mix. The volume decline primarily reflects double-digit volume declines in ready-to-eat cereals and Chewy granola bars, as well as a mid-single-digit decline in Aunt Jemima syrup and mix. Favorable foreign exchange contributed nearly 1 percentage point to the net revenue performance. The 53rd week positively contributed almost 2 percentage points to both the net revenue and volume performance.
Operating profit grew 8%, primarily reflecting the favorable effective net pricing, partially offset by the volume declines. Gains on the divestiture of a business and the sale of a distribution center increased operating profit growth by 4 percentage points, and a change in accounting methodology for inventory contributed 2 percentage points to operating profit growth (see Note 1 to our consolidated financial statements).

Restructuring charges reduced operating profit growth by over 2 percentage points and were mostly offset by the 53rd week, which contributed 2 percentage points to operating profit growth.

Latin America Foods

				% Change
	2012	2011	2010	2012	2011
Net revenue	$7,780	$7,156	$6,315	9	13
Impact of foreign exchange translation				7	(2)
Net revenue growth, on a constant currency basis*				16	11

Operating profit	$1,059	$1,078	$1,004	(2)	7
Restructuring and impairment charges	50	48	—
Operating profit excluding above item*	$1,109	$1,126	$1,004	(1.5)	12
Impact of foreign exchange translation				5.5	(1)
Operating profit growth excluding above item, on a constant currency basis*				4	11

*	See “Non-GAAP Measures”

2012
Net revenue increased 9%, primarily reflecting effective net pricing and volume growth. Acquisitions and divestitures in Argentina and Brazil in the prior year contributed 2 percentage points to net revenue growth. Unfavorable foreign exchange reduced net revenue growth by 7 percentage points.
Volume increased 13%, primarily reflecting a mid-single-digit increase in Mexico and a slight increase in Brazil (excluding the impact of an acquisition). Acquisitions contributed 9 percentage points to the volume growth.
Operating profit decreased 2%, driven by higher commodity costs, which negatively impacted operating profit performance by 17 percentage points, as well as other cost increases reflecting strategic investments. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories. The net impact of acquisitions and divestitures reduced operating profit growth by 3.5 percentage points, primarily as a result of a gain in the prior year associated with the sale of a fish business in Brazil. Unfavorable foreign exchange reduced operating profit growth by 5.5 percentage points.
2011
Net revenue increased 13%, primarily reflecting effective net pricing and volume growth. Favorable foreign exchange contributed 2 percentage points to net revenue growth. Acquisitions and divestitures had a nominal impact on the net revenue growth rate.
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

PepsiCo Americas Beverages

				% Change
	2012	2011	2010	2012	2011
Net revenue	$21,408	$22,418	$20,401	(4.5)	10
53rd week	—	(288)	—
Net revenue excluding above item*	$21,408	$22,130	$20,401	(3)	8
Impact of foreign exchange translation				—	(1)
Net revenue growth excluding above item, on a constant currency basis*				(3)	8	**

Operating profit	$2,937	$3,273	$2,776	(10)	18
Merger and integration charges	—	112	467
Restructuring and impairment charges	102	81	—
53rd week	—	(35)	—
Inventory fair value adjustments	—	21	358
Venezuela currency devaluation	—	—	(9)
Operating profit excluding above items*	$3,039	$3,452	$3,592	(12)	(4)
Impact of foreign exchange translation				1	(0.5)
Operating profit growth excluding above items, on a constant currency basis*				(11)	(4)	**

*	See “Non-GAAP Measures”

**	Does not sum due to rounding
2012
Net revenue decreased 4.5%, primarily reflecting the divestiture of our Mexico beverage business in the fourth quarter of 2011, which contributed 5 percentage points to the net revenue decline. Additionally, volume declines were offset by favorable effective net pricing. The impact of the 53rd week in the prior year contributed over 1 percentage point to the net revenue decline.
Volume decreased 2%, driven by a 4% decline in North America volume, partially offset by a 2% increase in Latin America volume. North America volume declines were driven by a 4% decline in CSDs and a 3% decline in non-carbonated beverage volumes. The non-carbonated beverage volume decline primarily reflected a double-digit decline in Tropicana brands and a low-single-digit decline in Gatorade sports drinks. Latin America volume growth primarily reflected mid-single-digit increases in Mexico and Brazil, partially offset by a high-single-digit decline in Venezuela. The impact of the 53rd week in the prior year contributed 1 percentage point to the volume decline.
Reported operating profit decreased 10%, primarily reflecting higher commodity costs, which negatively impacted operating profit performance by 12 percentage points, the volume decline and higher advertising and marketing expenses, partially offset by effective net pricing and planned cost reductions across a number of expense categories. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”) operating profit declined 12%. The divestiture of our Mexico beverage business in 2011 contributed nearly 3 percentage points to the reported operating profit decline and included a one-time gain associated with the contribution of this business to form a joint venture with both Organizacion Cultiba SAB de CV (Cultiba), formerly Geupec, and Empresas Polar. Unfavorable foreign exchange contributed 1 percentage point to the operating profit decline.

2011
Net revenue increased 10%, primarily reflecting the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign exchange contributed nearly 1 percentage point to net revenue growth and the 53rd week contributed over 1 percentage point to net revenue growth.
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
Reported operating profit increased 18%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items, operating profit decreased 4%, mainly driven by higher commodity costs and higher selling and distribution costs, partially offset by the net revenue growth. Operating profit performance also benefited from the impact of certain insurance adjustments and more-favorable settlements of promotional spending accruals in the current year, which collectively contributed 2 percentage points to the reported operating profit growth. The net impact of the divestiture of our Mexico beverage business in the fourth quarter contributed 1 percentage point to reported operating profit growth and included a one-time gain associated with the contribution of this business to form a joint venture with both Cultiba and Empresas Polar.

Europe

				% Change
	2012	2011	2010	2012	2011
Net revenue	$13,441	$13,560	$9,602	(1)	41
53rd week	—	(33)	—
Net revenue excluding above item*	$13,441	$13,527	$9,602	(1)	41
Impact of foreign exchange translation				7	(3)
Net revenue growth excluding above item, on a constant currency basis*				6	38

Operating profit	$1,330	$1,210	$1,054	10	15
Merger and integration charges	11	123	111
Restructuring and impairment charges	42	77	—
53rd week	—	(8)	—
Inventory fair value adjustments	—	25	40
Operating profit excluding above items*	$1,383	$1,427	$1,205	(3)	18
Impact of foreign exchange translation				6	(4)
Operating profit growth excluding above items, on a constant currency basis*				3	14

*	See “Non-GAAP Measures”
2012
Net revenue decreased 1%, primarily reflecting unfavorable foreign exchange, which reduced net revenue growth by 7 percentage points, partially offset by effective net pricing. Our acquisition of WBD positively contributed 2 percentage points to the net revenue performance.

Snacks volume grew 3%, mainly due to our acquisition of WBD, which contributed 2 percentage points to volume growth and declined slightly for the comparable post-acquisition period. Double-digit growth in Russia (ex-WBD) and mid-single-digit growth in South Africa were partially offset by a mid-single-digit decline in Poland. Additionally, the United Kingdom was flat.

Beverage volume increased 1%, primarily reflecting our acquisition of WBD, which contributed over 1 percentage point to volume growth and increased at a low-single-digit rate for the comparable post-acquisition period. Volume growth also reflected mid-single-digit growth in Turkey and low-single-digit growth in Russia (ex-WBD) and the United Kingdom. These increases were partially offset by a high-single-digit decline in Poland and a low-single-digit decline in Germany.

Operating profit increased 10%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items affecting comparability, operating profit declined 3%, driven by higher commodity costs and unfavorable foreign exchange, which reduced reported operating profit performance by 17 percentage points and 6 percentage points, respectively, as well as other cost increases reflecting certain strategic investments. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories. Additionally, certain impairment charges primarily associated with our operations in Greece reduced reported operating profit growth by 2 percentage points.
2011
Net revenue grew 41%, primarily reflecting our acquisition of WBD, which contributed 29 percentage points to net revenue growth, and the incremental finished goods revenue related to our acquisitions of PBG and PAS. Favorable foreign exchange contributed 3 percentage points to net revenue growth.
Snacks volume grew 35%, primarily reflecting our acquisition of WBD, which contributed 31 percentage points to volume growth. Double-digit growth in Turkey and South Africa and high-single-digit growth in Russia (ex-WBD) were partially offset by a mid-single-digit decline in Spain. Additionally, Walkers in the United Kingdom experienced low-single-digit growth.
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
Reported operating profit increased 15%, primarily reflecting the net revenue growth, partially offset by higher commodity costs. Our acquisition of WBD contributed 19 percentage points to the reported operating profit growth and reflected net charges of $56 million included in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 18%. Favorable foreign exchange contributed 4 percentage points to operating profit growth.

Asia, Middle East and Africa

				% Change
	2012	2011	2010	2012	2011
Net revenue	$6,653	$7,392	$6,291	(10)	17
Impact of foreign exchange translation				3	(2)
Net revenue growth, on a constant currency basis*				(7)	16	**

Operating profit	$747	$887	$708	(16)	25
Restructuring and impairment charges	28	9	—
Restructuring and other charges related to the transaction with Tingyi	150	—	—
Operating profit excluding above items*	$925	$896	$708	3	27
Impact of foreign exchange translation				1	(2.5)
Operating profit growth excluding above items, on a constant currency basis*				4	24	**

*	See “Non-GAAP Measures”

**	Does not sum due to rounding
2012
Net revenue declined 10%, reflecting the impact of the transaction with Tingyi and the deconsolidation of International Dairy and Juice Limited (IDJ), which reduced net revenue performance by 15 percentage points and 2 percentage points, respectively, partially offset by volume growth and effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by nearly 3 percentage points.
Snacks volume grew 14%, reflecting broad-based increases, which included double-digit growth in the Middle East, India and China. Additionally, Australia experienced low-single-digit growth.
Beverage volume grew 10%, driven by double-digit growth in India and Pakistan and high-single-digit growth in the Middle East as well as in China, which included the benefit of new co-branded juice products distributed through our joint venture with Tingyi. The Tingyi co-branded volume had a 4-percentage-point impact on AMEA’s reported beverage volume. Excluding the benefit of the Tingyi co-branded volume, beverage volume in China declined high-single digits due to Tingyi’s transitional impact on AMEA’s legacy juice business, the introduction of a 500ml PET value package in the third quarter of 2011, which largely replaced our 600ml offering in the market, and the timing of the New Year’s holiday.
Operating profit declined 16%, driven by the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items affecting comparability, operating profit increased 3%, reflecting the volume growth and effective net pricing, partially offset by higher commodity costs, which negatively impacted operating profit performance by 10 percentage points. Excluding the restructuring and other charges related to the transaction with Tingyi listed in the above items affecting comparability, the net impact of acquisitions and divestitures reduced reported operating profit by 2 percentage points, primarily as a result of a one-time gain in the prior year associated with the sale of our investment in our franchise bottler in Thailand, which negatively impacted reported operating profit performance by 13 percentage points. This decline was partially offset by the impact of structural changes related to the transaction with Tingyi, which positively contributed 11 percentage points to reported operating profit performance. Unfavorable foreign exchange reduced reported operating profit performance by 1 percentage point.

2011
Net revenue grew 17%, reflecting volume growth and favorable effective net pricing. Foreign exchange contributed 2 percentage points to net revenue growth. Acquisitions had a nominal impact on net revenue growth.
Snacks volume grew 15%, reflecting broad-based increases driven by double-digit growth in India, China and the Middle East.
Beverage volume grew 5%, driven by double-digit growth in India and mid-single-digit growth in China and the Middle East. Acquisitions had a nominal impact on the beverage volume growth rate.
Operating profit grew 25%, driven primarily by the net revenue growth, partially offset by higher commodity costs. Acquisitions and divestitures increased operating profit growth by 16 percentage points, primarily as a result of a one-time gain associated with the sale of our investment in our franchise bottler in Thailand. Favorable foreign exchange contributed 2.5 percentage points to the operating profit growth.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. Sources of cash available to us to fund cash outflows, such as our anticipated share repurchases and dividend payments, include cash from operations and proceeds obtained in the U.S. debt markets. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See Note 9 to our consolidated financial statements for a description of our credit facilities. See also “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” in “Risk Factors” in Item 1A.
As of December 29, 2012, we had cash, cash equivalents and short-term investments of $5.3 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of December 29, 2012, our operations in Venezuela comprised 7% of our cash and cash equivalents balance. Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate to 6.3 bolivars per dollar. For additional information on the impact of the devaluation, see “Market Risks - Foreign Exchange” in “Our Business Risks.”
Furthermore, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the third quarter due to seasonal and holiday-related sales patterns, and generally lowest in the first quarter. On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, share repurchases and other structural changes. These transactions may result in future cash proceeds or payments.
The table below summarizes our cash activity:

	2012	2011	2010
Net cash provided by operating activities	$8,479	$8,944	$8,448
Net cash used for investing activities	$(3,005)	$(5,618)	$(7,668)
Net cash (used for)/provided by financing activities	$(3,306)	$(5,135)	$1,386

Operating Activities
During 2012, net cash provided by operating activities was $8.5 billion, compared to net cash provided of $8.9 billion in the prior year. The operating cash flow performance primarily reflects discretionary pension and retiree medical contributions of $1.5 billion ($1.1 billion after-tax) in 2012, partially offset by favorable working capital comparisons to 2011.
During 2011, net cash provided by operating activities was $8.9 billion, compared to net cash provided of $8.4 billion in the prior year. The increase over 2010 primarily reflects the overlap of discretionary pension contributions of $1.3 billion ($1.0 billion after-tax) in 2010, partially offset by unfavorable working capital comparisons to the prior year.
Also see “Management Operating Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During 2012, net cash used for investing activities was $3.0 billion, primarily reflecting $2.6 billion for net capital spending and $0.3 billion of cash payments related to the transaction with Tingyi.
During 2011, net cash used for investing activities was $5.6 billion, primarily reflecting $3.3 billion for net capital spending and $2.4 billion of cash paid, net of cash and cash equivalents acquired, in connection with our acquisition of WBD.
We expect 2013 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During 2012, net cash used for financing activities was $3.3 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.5 billion as well as net repayments of short-term borrowings of $1.5 billion, partially offset by net proceeds from long-term debt of $3.6 billion and stock option proceeds of $1.1 billion.
During 2011, net cash used for financing activities was $5.1 billion, primarily reflecting the return of operating cash flow to our shareholders through share repurchases and dividend payments of $5.6 billion, our purchase of an additional $1.4 billion of WBD ordinary shares (including shares underlying American Depositary Shares (ADS)) and our repurchase of certain WBD debt obligations of $0.8 billion, partially offset by net proceeds from long-term debt of $1.4 billion and stock option proceeds of $0.9 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. In the first quarter of 2013, we approved a new share repurchase program providing for the repurchase of up to $10 billion of PepsiCo common stock from July 1, 2013 through June 30, 2016, which will succeed the current repurchase program that expires on June 30, 2013. In addition, we announced a 5.6% increase in our annualized dividend to $2.27 per share from $2.15 per share, effective with the dividend payable in June 2013. Under these programs, we expect to return a total of $6.4 billion to shareholders in 2013 through dividends of approximately $3.4 billion and share repurchases of approximately $3.0 billion.
Management Operating Cash Flow
We focus on management operating cash flow as a key element in achieving maximum shareholder value. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below) in evaluating management operating cash flow. We believe investors should consider these items in evaluating our management operating cash flow results. Management operating cash flow excluding certain items is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by U.S. GAAP. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures.
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our management operating cash flow excluding the impact of the items below.

	2012	2011	2010
Net cash provided by operating activities	$8,479	$8,944	$8,448
Capital spending	(2,714)	(3,339)	(3,253)
Sales of property, plant and equipment	95	84	81
Management operating cash flow	5,860	5,689	5,276
Discretionary pension and retiree medical contributions (after-tax)	1,051	44	983
Merger and integration payments (after-tax)	63	283	299
Payments related to restructuring charges (after-tax)	260	21	20
Capital investments related to the PBG/PAS integration	10	108	138
Capital investments related to the Productivity Plan	26	—	—
Payments for restructuring and other charges related to the transaction with Tingyi (after-tax)	117	—	—
Foundation contribution (after-tax)	—	—	64
Debt repurchase (after-tax)	—	—	112
Management operating cash flow excluding above items	$7,387	$6,145	$6,892

In all years presented, management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining credit ratings that provide us with ready access to global and capital credit markets. However, see “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Risk Factors” in Item 1A. and “Our Business Risks” for certain factors that may impact our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Our Business Risks”, Note 9 to our consolidated financial statements and “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Risk Factors” in Item 1A.
Credit Facilities and Long-Term Contractual Commitments
See Note 9 to our consolidated financial statements for a description of our credit facilities and long-term contractual commitments.

Off-Balance-Sheet Arrangements
It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. Additionally, we do not enter into off-balance-sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities. See Note 9 to our consolidated financial statements.

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions except per share amounts)

	2012	2011	2010
Net Revenue	$65,492	$66,504	$57,838
Cost of sales	31,291	31,593	26,575
Selling, general and administrative expenses	24,970	25,145	22,814
Amortization of intangible assets	119	133	117
Operating Profit	9,112	9,633	8,332
Bottling equity income	—	—	735
Interest expense	(899)	(856)	(903)
Interest income and other	91	57	68
Income before income taxes	8,304	8,834	8,232
Provision for income taxes	2,090	2,372	1,894
Net income	6,214	6,462	6,338
Less: Net income attributable to noncontrolling interests	36	19	18
Net Income Attributable to PepsiCo	$6,178	$6,443	$6,320
Net Income Attributable to PepsiCo per Common Share
Basic	$3.96	$4.08	$3.97
Diluted	$3.92	$4.03	$3.91
Weighted-average common shares outstanding
Basic	1,557	1,576	1,590
Diluted	1,575	1,597	1,614
Cash dividends declared per common share	$2.1275	$2.025	$1.89

See accompanying notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions)

	2012
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$6,214
Other Comprehensive Income
Currency translation adjustment	$737	$—	737
Cash flow hedges:
Net derivative losses	(50)	10	(40)
Reclassification of net losses to net income	90	(32)	58
Pension and retiree medical:
Net prior service cost	(32)	12	(20)
Net losses	(41)	(11)	(52)
Unrealized gains on securities	18	—	18
Other	—	36	36
Total Other Comprehensive Income	$722	$15	737
Comprehensive income			6,951
Comprehensive income attributable to noncontrolling interests			(31)
Comprehensive Income Attributable to PepsiCo			$6,920

	2011
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$6,462
Other Comprehensive Loss
Currency translation adjustment	$(1,464)	$—	(1,464)
Cash flow hedges:
Net derivative losses	(126)	43	(83)
Reclassification of net losses to net income	5	4	9
Pension and retiree medical:
Net prior service cost	(18)	8	(10)
Net losses	(1,468)	501	(967)
Unrealized losses on securities	(27)	19	(8)
Other	(16)	5	(11)
Total Other Comprehensive Loss	$(3,114)	$580	(2,534)
Comprehensive income			3,928
Comprehensive income attributable to noncontrolling interests			(84)
Comprehensive Income Attributable to PepsiCo			$3,844

	2010
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$6,338
Other Comprehensive Income
Currency translation adjustment	$299	$—	299
Cash flow hedges:
Net derivative losses	(69)	23	(46)
Reclassification of net losses to net income	75	(25)	50
Pension and retiree medical:
Net prior service credit	35	(13)	22
Net losses	(260)	124	(136)
Unrealized gains on securities	24	(1)	23
Other	(25)	(36)	(61)
Total Other Comprehensive Income	$79	$72	151
Comprehensive income			6,489
Comprehensive income attributable to noncontrolling interests			(5)
Comprehensive Income Attributable to PepsiCo			$6,484

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions)

	2012	2011	2010
Operating Activities
Net income	$6,214	$6,462	$6,338
Depreciation and amortization	2,689	2,737	2,327
Stock-based compensation expense	278	326	299
Merger and integration costs	16	329	808
Cash payments for merger and integration costs	(83)	(377)	(385)
Restructuring and impairment charges	279	383	—
Cash payments for restructuring charges	(343)	(31)	(31)
Restructuring and other charges related to the transaction with Tingyi	176	—	—
Cash payments for restructuring and other charges related to the transaction with Tingyi	(109)	—	—
Gain on previously held equity interests in PBG and PAS	—	—	(958)
Asset write-off	—	—	145
Non-cash foreign exchange loss related to Venezuela devaluation	—	—	120
Excess tax benefits from share-based payment arrangements	(124)	(70)	(107)
Pension and retiree medical plan contributions	(1,865)	(349)	(1,734)
Pension and retiree medical plan expenses	796	571	453
Bottling equity income, net of dividends	—	—	42
Deferred income taxes and other tax charges and credits	321	495	500
Change in accounts and notes receivable	(250)	(666)	(268)
Change in inventories	144	(331)	276
Change in prepaid expenses and other current assets	89	(27)	144
Change in accounts payable and other current liabilities	548	520	488
Change in income taxes payable	(97)	(340)	123
Other, net	(200)	(688)	(132)
Net Cash Provided by Operating Activities	8,479	8,944	8,448

Investing Activities
Capital spending	(2,714)	(3,339)	(3,253)
Sales of property, plant and equipment	95	84	81
Acquisitions of PBG and PAS, net of cash and cash equivalents acquired	—	—	(2,833)
Acquisition of manufacturing and distribution rights from DPSG	—	—	(900)
Acquisition of WBD, net of cash and cash equivalents acquired	—	(2,428)	—
Investment in WBD	—	(164)	(463)
Cash payments related to the transaction with Tingyi	(306)	—	—
Other acquisitions and investments in noncontrolled affiliates	(121)	(601)	(83)
Divestitures	(32)	780	12
Short-term investments, by original maturity
More than three months – purchases	—	—	(12)
More than three months – maturities	—	21	29
Three months or less, net	61	45	(229)
Other investing, net	12	(16)	(17)
Net Cash Used for Investing Activities	(3,005)	(5,618)	(7,668)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions)

	2012	2011	2010
Financing Activities
Proceeds from issuances of long-term debt	$5,999	$3,000	$6,451
Payments of long-term debt	(2,449)	(1,596)	(59)
Debt repurchase	—	(771)	(500)
Short-term borrowings, by original maturity
More than three months – proceeds	549	523	227
More than three months – payments	(248)	(559)	(96)
Three months or less, net	(1,762)	339	2,351
Cash dividends paid	(3,305)	(3,157)	(2,978)
Share repurchases – common	(3,219)	(2,489)	(4,978)
Share repurchases – preferred	(7)	(7)	(5)
Proceeds from exercises of stock options	1,122	945	1,038
Excess tax benefits from share-based payment arrangements	124	70	107
Acquisition of noncontrolling interests	(68)	(1,406)	(159)
Other financing	(42)	(27)	(13)
Net Cash (Used for)/Provided by Financing Activities	(3,306)	(5,135)	1,386
Effect of exchange rate changes on cash and cash equivalents	62	(67)	(166)
Net Increase/(Decrease) in Cash and Cash Equivalents	2,230	(1,876)	2,000
Cash and Cash Equivalents, Beginning of Year	4,067	5,943	3,943
Cash and Cash Equivalents, End of Year	$6,297	$4,067	$5,943
Non-cash activity:
Issuance of common stock and equity awards in connection with our acquisitions of PBG and PAS, as reflected in investing and financing activities			$4,451

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 29, 2012 and December 31, 2011
(in millions except per share amounts)

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$6,297	$4,067
Short-term investments	322	358
Accounts and notes receivable, net	7,041	6,912
Inventories	3,581	3,827
Prepaid expenses and other current assets	1,479	2,277
Total Current Assets	18,720	17,441
Property, Plant and Equipment, net	19,136	19,698
Amortizable Intangible Assets, net	1,781	1,888
Goodwill	16,971	16,800
Other nonamortizable intangible assets	14,744	14,557
Nonamortizable Intangible Assets	31,715	31,357
Investments in Noncontrolled Affiliates	1,633	1,477
Other Assets	1,653	1,021
Total Assets	$74,638	$72,882

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$4,815	$6,205
Accounts payable and other current liabilities	11,903	11,757
Income taxes payable	371	192
Total Current Liabilities	17,089	18,154
Long-Term Debt Obligations	23,544	20,568
Other Liabilities	6,543	8,266
Deferred Income Taxes	5,063	4,995
Total Liabilities	52,239	51,983
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(164)	(157)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,544 and 1,565 shares, respectively)	26	26
Capital in excess of par value	4,178	4,461
Retained earnings	43,158	40,316
Accumulated other comprehensive loss	(5,487)	(6,229)
Repurchased common stock, in excess of par value (322 and 301 shares, respectively)	(19,458)	(17,870)
Total PepsiCo Common Shareholders’ Equity	22,417	20,704
Noncontrolling interests	105	311
Total Equity	22,399	20,899
Total Liabilities and Equity	$74,638	$72,882

See accompanying notes to consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions)

	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(157)	(0.6)	(150)	(0.6)	(145)
Redemptions	—	(7)	—	(7)	—	(5)
Balance, end of year	(0.6)	(164)	(0.6)	(157)	(0.6)	(150)
Common Stock
Balance, beginning of year	1,565	26	1,582	26	1,566	26
Repurchased common stock	(21)	—	(17)	—	(67)	(1)
Shares issued in connection with our acquisitions of PBG and PAS	—	—	—	—	83	1
Balance, end of year	1,544	26	1,565	26	1,582	26
Capital in Excess of Par Value
Balance, beginning of year		4,461		4,527		250
Stock-based compensation expense		278		326		299
Stock option exercises/RSUs converted (a)		(431)		(361)		(500)
Withholding tax on RSUs converted		(70)		(56)		(68)
Equity issued in connection with our acquisitions of PBG and PAS		—		—		4,451
Other		(60)		25		95
Balance, end of year		4,178		4,461		4,527
Retained Earnings
Balance, beginning of year		40,316		37,090		33,805
Net income attributable to PepsiCo		6,178		6,443		6,320
Cash dividends declared – common		(3,312)		(3,192)		(3,028)
Cash dividends declared – preferred		(1)		(1)		(1)
Cash dividends declared – RSUs		(23)		(24)		(12)
Other		—		—		6
Balance, end of year		43,158		40,316		37,090
Accumulated Other Comprehensive Loss
Balance, beginning of year		(6,229)		(3,630)		(3,794)
Currency translation adjustment		742		(1,529)		312
Cash flow hedges, net of tax:
Net derivative losses		(40)		(83)		(46)
Reclassification of net losses to net income		58		9		50
Pension and retiree medical, net of tax:
Net pension and retiree medical losses		(493)		(1,110)		(280)
Reclassification of net losses to net income		421		133		166
Unrealized gains/(losses) on securities, net of tax		18		(8)		23
Other		36		(11)		(61)
Balance, end of year		(5,487)		(6,229)		(3,630)
Repurchased Common Stock
Balance, beginning of year	(301)	(17,870)	(284)	(16,740)	(217)	(13,379)
Share repurchases	(47)	(3,219)	(39)	(2,489)	(76)	(4,977)
Stock option exercises	24	1,488	20	1,251	24	1,487
Other	2	143	2	108	(15)	129
Balance, end of year	(322)	(19,458)	(301)	(17,870)	(284)	(16,740)
Total PepsiCo Common Shareholders’ Equity		22,417		20,704		21,273
Noncontrolling Interests
Balance, beginning of year		311		312		638
Net income attributable to noncontrolling interests		36		19		18
Distributions to noncontrolling interests, net		(37)		(24)		(6)
Currency translation adjustment		(5)		65		(13)
Acquisitions and divestitures		(200)		(57)		(326)
Other, net		—		(4)		1
Balance, end of year		105		311		312
Total Equity		$22,399		$20,899		$21,476

 (a) Includes total tax benefits of $84 million in 2012, $43 million in 2011 and $75 million in 2010.
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
On February 26, 2010, we completed our acquisitions of PBG and PAS. The results of the acquired companies in the U.S. and Canada were reflected in our consolidated results as of the acquisition date, and the international results of the acquired companies have been reported as of the beginning of the second quarter of 2010, consistent with our monthly international reporting calendar. The results of the acquired companies in the U.S., Canada and Mexico are reported within our PAB segment, and the results of the acquired companies in Europe, including Russia, are reported within our Europe segment. Prior to our acquisitions of PBG and PAS, we recorded our share of equity income or loss from the acquired companies in bottling equity income in our income statement. Our share of income or loss from other noncontrolled affiliates is reflected as a component of selling, general and administrative expenses. Additionally, in the first quarter of 2010, in connection with our acquisitions of PBG and PAS, we recorded a gain on our previously held equity interests of $958 million, comprising $735 million which was non-taxable and recorded in bottling equity income and $223 million related to the reversal of deferred tax liabilities associated with these previously held equity interests. See Notes 8 and 15 to our consolidated financial statements, and for additional unaudited information on items affecting the comparability of our consolidated results see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As of the beginning of our 2010 fiscal year, the results of our Venezuelan businesses are reported under hyperinflationary accounting. See “Our Business Risks” and “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In the first quarter of 2011, QFNA changed its method of accounting for certain U.S. inventories from the last-in, first-out (LIFO) method to the average cost method as we believe that the average cost method of accounting improves our financial reporting by better matching revenues and expenses and better reflecting the current value of inventory. The impact of this change on consolidated net income in the first quarter of 2011 was approximately $9 million (or less than a penny per share). Prior periods were not restated as the impact of the change on previously issued financial statements was not considered material.
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw material handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product are included in selling, general and administrative expenses.
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, stock-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets, and future cash flows associated with impairment testing for perpetual brands, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results could differ significantly from these estimates.
While our North America results are reported on a weekly calendar basis, most of our international operations report on a monthly calendar basis. In 2011, we had an additional week of results (53rd week). The following chart details our quarterly reporting schedule for all other reporting periods presented:

Quarter	U.S. and Canada	International
First Quarter	12 weeks	January, February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December
See “Our Divisions” below, and for additional unaudited information on items affecting the comparability of our consolidated results, see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2012 presentation.
Our Divisions
We manufacture or use contract manufacturers, market and sell a variety of salty, convenient, sweet and grain-based snacks, carbonated and non-carbonated beverages, dairy products and other foods in over 200 countries and territories with our largest operations in North America (United States and Canada), Russia, Mexico, the United Kingdom and Brazil. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions. For additional unaudited information on our divisions, see “Our Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	stock-based compensation expense;

•	pension and retiree medical expense; and

•	derivatives.
Stock-Based Compensation Expense
Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2012 was approximately 16% to FLNA, 2% to QFNA, 5% to LAF, 25% to PAB, 14% to Europe, 12% to AMEA and 26% to corporate unallocated expenses. We had similar allocations of stock-based compensation expense to our divisions in 2011 and 2010. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.

Pension and Retiree Medical Expense
Pension and retiree medical service costs measured at a fixed discount rate, as well as amortization of costs related to certain pension plan amendments and gains and losses due to demographics, including salary experience, are reflected in division results for North American employees. Division results also include interest costs, measured at a fixed discount rate, for retiree medical plans. Interest costs for the pension plans, pension asset returns and the impact of pension funding, and gains and losses other than those due to demographics, are all reflected in corporate unallocated expenses. In addition, corporate unallocated expenses include the difference between the service costs measured at a fixed discount rate (included in division results as noted above) and the total service costs determined using the plans’ discount rates as disclosed in Note 7 to our consolidated financial statements.
Derivatives
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, metals and energy. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions take delivery of the underlying commodity. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses. These derivatives hedge underlying commodity price risk and were not entered into for speculative purposes.

	Net Revenue			Operating Profit (a)
	2012	2011	2010	2012	2011	2010
FLNA	$13,574	$13,322	$12,573	$3,646	$3,621	$3,376
QFNA	2,636	2,656	2,656	695	797	741
LAF	7,780	7,156	6,315	1,059	1,078	1,004
PAB	21,408	22,418	20,401	2,937	3,273	2,776
Europe (b)	13,441	13,560	9,602	1,330	1,210	1,054
AMEA	6,653	7,392	6,291	747	887	708
Total division	65,492	66,504	57,838	10,414	10,866	9,659
Corporate Unallocated
Mark-to-market net impact gains/(losses)				65	(102)	91
Merger and integration charges				—	(78)	(191)
Restructuring and impairment charges				(10)	(74)	—
Pension lump sum settlement charge				(195)	—	—
53rd week				—	(18)	—
Venezuela currency devaluation				—	—	(129)
Asset write-off				—	—	(145)
Foundation contribution				—	—	(100)
Other				(1,162)	(961)	(853)
	$65,492	$66,504	$57,838	$9,112	$9,633	$8,332

(a)	For information on the impact of restructuring, impairment and integration charges on our divisions, see Note 3 to our consolidated financial statements.
(b) Change in net revenue in 2011 relates primarily to our acquisition of WBD.
Corporate
Corporate includes costs of our corporate headquarters, centrally managed initiatives such as our ongoing global business transformation initiative and research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, certain commodity derivative gains and losses and certain other items.

Other Division Information

	Total Assets			Capital Spending
	2012	2011	2010	2012	2011	2010
FLNA	$5,332	$5,384	$5,276	$365	$439	$515
QFNA	966	1,024	1,062	37	43	48
LAF	4,993	4,721	4,041	436	413	370
PAB	30,899	31,142	31,571	702	1,006	973
Europe (a)	19,218	18,461	13,018	575	588	517
AMEA	5,738	6,038	5,557	510	693	610
Total division	67,146	66,770	60,525	2,625	3,182	3,033
Corporate (b)	7,492	6,112	7,389	89	157	220
Investments in bottling affiliates	—	—	239	—	—	—
	$74,638	$72,882	$68,153	$2,714	$3,339	$3,253

(a)	Changes in total assets in 2011 relate primarily to our acquisition of WBD.

(b)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2012	2011	2010	2012	2011	2010
FLNA	$7	$7	$7	$445	$458	$448
QFNA	—	—	—	53	54	52
LAF	10	10	6	248	238	213
PAB	59	65	56	855	865	749
Europe	36	39	35	522	522	355
AMEA	7	12	13	305	350	294
Total division	119	133	117	2,428	2,487	2,111
Corporate	—	—	—	142	117	99
	$119	$133	$117	$2,570	$2,604	$2,210

	Net Revenue			Long-Lived Assets(a)
	2012	2011	2010	2012	2011	2010
U.S.	$33,348	$33,053	$30,618	$28,344	$28,999	$28,631
Russia (b)	4,861	4,749	1,890	8,603	8,121	2,744
Mexico	3,955	4,782	4,531	1,237	1,027	1,671
Canada	3,290	3,364	3,081	3,294	3,097	3,133
United Kingdom	2,102	2,075	1,888	1,053	1,011	1,019
Brazil	1,866	1,838	1,582	1,134	1,124	677
All other countries	16,070	16,643	14,248	10,600	11,041	11,020
	$65,492	$66,504	$57,838	$54,265	$54,420	$48,895

(a)
Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

(b)	Change in 2011 relates primarily to our acquisition of WBD.

Note 2 — Our Significant Accounting Policies
Revenue Recognition
We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to concentration of credit risk by our customers, including Wal-Mart. In 2012, Wal-Mart (including Sam’s) represented approximately 11% of our total net revenue, including concentrate sales to our independent bottlers which are used in finished goods sold by them to Wal-Mart. We have not experienced credit issues with these customers.
Total Marketplace Spending
We offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and totaled $34.7 billion in 2012, $34.6 billion in 2011 and $29.1 billion in 2010. Sales incentives and discounts include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. It also includes support provided to our independent bottlers through funding of advertising and other marketing activities. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, as a reduction of revenue, and the remaining balances of $335 million as of December 29, 2012 and $313 million as of December 31, 2011, are included in current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $3.7 billion in 2012, $3.5 billion in 2011 and $3.4 billion in 2010, including advertising expenses of $2.2 billion in 2012 and $1.9 billion in both 2011 and 2010. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.
Deferred advertising costs of $88 million and $163 million at year-end 2012 and 2011, respectively, are classified as prepaid expenses on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $9.1 billion in 2012, $9.2 billion in 2011 and $7.7 billion in 2010.
Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate 5 to 10 years. Software amortization totaled $196 million in 2012, $156 million in 2011 and $137 million in 2010. Net capitalized software and development costs were $1.1 billion as of December 29, 2012 and $1.3 billion as of December 31, 2011.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, see Note 9 to our consolidated financial statements.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities and to drive innovation globally. These activities principally involve the development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $552 million in 2012, $525 million in 2011 and $488 million in 2010 and are reported within selling, general and administrative expenses.
Other Significant Accounting Policies
Our other significant accounting policies are disclosed as follows:

•
Property, Plant and Equipment and Intangible Assets – Note 4, and for additional unaudited information on goodwill and other intangible assets see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Income Taxes – Note 5, and for additional unaudited information see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Stock-Based Compensation – Note 6.

•
Pension, Retiree Medical and Savings Plans – Note 7, and for additional unaudited information see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Financial Instruments – Note 10, and for additional unaudited information, see “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Inventories – Note 14. Inventories are valued at the lower of cost or market. Cost is determined using the average; first-in, first-out (FIFO) or last-in, first-out (LIFO) methods.

•
Translation of Financial Statements of Foreign Subsidiaries – Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance are effective as of the beginning of our 2013 fiscal year. We do not expect the new guidance to have an impact on the 2013 impairment test results.
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
In December 2011, the FASB issued new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of our 2014 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance were effective as of the beginning of our 2011 fiscal year and did not have a material impact on our financial statements.
In June 2011, the FASB amended its accounting guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of the guidance were effective as of the beginning of our 2012 fiscal year. Accordingly, we have presented the components of net income and other comprehensive income for the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010 as separate but consecutive statements. In February 2013, the FASB issued guidance that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance are effective as of the beginning of our 2013 fiscal year. We do not expect the adoption of this new guidance to have a material impact on our financial statements.
In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA required us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we recorded a one-time related tax charge of $41 million in the second quarter of 2010. In the first quarter of 2012, we began pre-paying funds within our 401(h) voluntary employee beneficiary associations (VEBA) trust to fully cover prescription drug benefit liabilities for Medicare eligible retirees. As a result, the receipt of future Medicare subsidy payments for prescription drugs will not be taxable and consequently we recorded a $55 million tax benefit reflecting this change in the first quarter of 2012.

Note 3 — Restructuring, Impairment and Integration Charges
In 2012, we incurred restructuring charges of $279 million ($215 million after-tax or $0.14 per share) in conjunction with our Productivity Plan. In 2011, we incurred restructuring charges of $383 million ($286 million after-tax or $0.18 per share) in conjunction with our Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee related costs, asset impairments, and consulting and contract termination costs. The Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations; go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The Productivity Plan is expected to enhance PepsiCo’s cost-competitiveness, provide a source of funding for future brand-building and innovation initiatives, and serve as a financial cushion for potential macroeconomic uncertainty.
A summary of our Productivity Plan charges in 2012 was as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA	$14	$8	$16	$38
QFNA	—	—	9	9
LAF	15	8	27	50
PAB	34	43	25	102
Europe	14	16	12	42
AMEA	18	—	10	28
Corporate	(6)	—	16	10
	$89	$75	$115	$279
A summary of our Productivity Plan charges in 2011 was as follows:

	Severance and Other Employee Costs	Other Costs	Total
FLNA	$74	$2	$76
QFNA	18	—	18
LAF	46	2	48
PAB	75	6	81
Europe	65	12	77
AMEA	9	—	9
Corporate	40	34	74
	$327	$56	$383
A summary of our Productivity Plan activity in 2011 and 2012 was as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2011 restructuring charges	$327	$—	$56	$383
Cash payments	(1)	—	(29)	(30)
Non-cash charges	(77)	—	—	(77)
Liability as of December 31, 2011	249	—	27	276
2012 restructuring charges	89	75	115	279
Cash payments	(239)	—	(104)	(343)
Non-cash charges	(8)	(75)	(2)	(85)
Liability as of December 29, 2012	$91	$—	$36	$127
In 2012, we incurred merger and integration charges of $16 million ($12 million after-tax or $0.01 per share) related to our acquisition of WBD, including $11 million recorded in the Europe segment and $5 million recorded in interest expense. All of these net charges, other than the interest expense portion, were recorded in selling, general and administrative expenses. The majority of cash payments related to these charges were paid by the end of 2012.
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
A summary of our merger and integration activity was as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2010 merger and integration charges	$396	$132	$280	$808
Cash payments	(114)	—	(271)	(385)
Non-cash charges	(103)	(132)	16	(219)
Liability as of December 25, 2010	179	—	25	204
2011 merger and integration charges	146	34	149	329
Cash payments	(191)	—	(186)	(377)
Non-cash charges	(36)	(34)	19	(51)
Liability as of December 31, 2011	98	—	7	105
2012 merger and integration charges	(3)	1	18	16
Cash payments	(65)	—	(18)	(83)
Non-cash charges	(12)	(1)	(1)	(14)
Liability as of December 29, 2012	$18	$—	$6	$24

Note 4 — Property, Plant and Equipment and Intangible Assets

	Average Useful Life (Years)	2012	2011	2010
Property, plant and equipment, net
Land and improvements	10 – 34	$1,890	$1,951
Buildings and improvements	15 – 44	7,792	7,565
Machinery and equipment, including fleet and software	5 – 15	24,743	23,798
Construction in progress		1,737	1,826
		36,162	35,140
Accumulated depreciation		(17,026)	(15,442)
		$19,136	$19,698
Depreciation expense		$2,489	$2,476	$2,124

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.

		2012			2011			2010
Amortizable intangible assets, net	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$931	$(67)	$864	$916	$(42)	$874
Reacquired franchise rights	1 – 14	110	(68)	42	110	(47)	63
Brands	5 – 40	1,422	(980)	442	1,417	(945)	472
Other identifiable intangibles	10 – 24	736	(303)	433	777	(298)	479
		$3,199	$(1,418)	$1,781	$3,220	$(1,332)	$1,888
Amortization expense				$119			$133	$117
Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 29, 2012 and using average 2012 foreign exchange rates, is expected to be as follows:

	2013	2014	2015	2016	2017
Five-year projected amortization	$110	$95	$86	$78	$72
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

Nonamortizable Intangible Assets
Perpetual brands and goodwill are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. We did not recognize any impairment charges for goodwill in the years presented. We recorded impairment charges on certain brands in Europe of $23 million and $14 million in 2012 and 2011, respectively. The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2011	Acquisitions/(Divestitures)	Translation and Other	Balance, End of 2011	Acquisitions/ (Divestitures)	Translation and Other	Balance, End of 2012
FLNA
Goodwill	$313	$—	$(2)	$311	$—	$5	$316
Brands	31	—	(1)	30	—	1	31
	344	—	(3)	341	—	6	347
QFNA
Goodwill	175	—	—	175	—	—	175

LAF
Goodwill	497	331	(35)	793	(61)	(16)	716
Brands	143	20	(6)	157	75	(9)	223
	640	351	(41)	950	14	(25)	939
PAB
Goodwill	9,946	(27)	13	9,932	23	33	9,988
Reacquired franchise rights	7,283	77	(18)	7,342	(33)	28	7,337
Acquired franchise rights	1,565	(1)	(2)	1,562	9	2	1,573
Brands	182	(20)	6	168	—	(15)	153
Other	10	(9)	(1)	—	—	—	—
	18,986	20	(2)	19,004	(1)	48	19,051
Europe (a)
Goodwill	3,040	2,131	(271)	4,900	78	236	5,214
Reacquired franchise rights	793	—	(61)	732	—	40	772
Acquired franchise rights	227	—	(9)	218	—	5	223
Brands	1,380	3,114	(316)	4,178	(96)	202	4,284
	5,440	5,245	(657)	10,028	(18)	483	10,493
AMEA
Goodwill	690	—	(1)	689	(142)	15	562
Brands	169	—	1	170	(24)	2	148
	859	—	—	859	(166)	17	710

Total goodwill	14,661	2,435	(296)	16,800	(102)	273	16,971
Total reacquired franchise rights	8,076	77	(79)	8,074	(33)	68	8,109
Total acquired franchise rights	1,792	(1)	(11)	1,780	9	7	1,796
Total brands	1,905	3,114	(316)	4,703	(45)	181	4,839
Total other	10	(9)	(1)	—	—	—	—
	$26,444	$5,616	$(703)	$31,357	$(171)	$529	$31,715

(a)	Net increase in 2011 relates primarily to our acquisition of WBD.

Note 5 — Income Taxes

		2012	2011	2010
	Income before income taxes
U.S.		$3,234	$3,964	$4,008
Foreign		5,070	4,870	4,224
		$8,304	$8,834	$8,232
	Provision for income taxes
Current:	U.S. Federal	$911	$611	$932
	Foreign	940	882	728
	State	153	124	137
		2,004	1,617	1,797
Deferred:	U.S. Federal	154	789	78
	Foreign	(95)	(88)	18
	State	27	54	1
		86	755	97
		$2,090	$2,372	$1,894
	Tax rate reconciliation
	U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
	State income tax, net of U.S. Federal tax benefit	1.4	1.3	1.1
	Lower taxes on foreign results	(6.9)	(8.7)	(9.4)
	Tax benefit related to tax court decision	(2.6)	—	—
	Acquisitions of PBG and PAS	—	—	(3.1)
	Other, net	(1.7)	(0.8)	(0.6)
	Annual tax rate	25.2%	26.8%	23.0%
	Deferred tax liabilities
	Investments in noncontrolled affiliates	$48	$41
	Debt guarantee of wholly owned subsidiary	828	828
	Property, plant and equipment	2,424	2,466
	Intangible assets other than nondeductible goodwill	4,388	4,297
	Other	260	184
	Gross deferred tax liabilities	7,948	7,816
	Deferred tax assets
	Net carryforwards	1,378	1,373
	Stock-based compensation	378	429
	Retiree medical benefits	411	504
	Other employee-related benefits	672	695
	Pension benefits	647	545
	Deductible state tax and interest benefits	345	339
	Long-term debt obligations acquired	164	223
	Other	863	822
	Gross deferred tax assets	4,858	4,930
	Valuation allowances	(1,233)	(1,264)
	Deferred tax assets, net	3,625	3,666
	Net deferred tax liabilities	$4,323	$4,150

	2012	2011	2010
Deferred taxes included within:
Assets:
Prepaid expenses and other current assets	$740	$845
Liabilities:
Deferred income taxes	$5,063	$4,995

Analysis of valuation allowances
Balance, beginning of year	$1,264	$875	$586
Provision	68	464	75
Other (deductions)/additions	(99)	(75)	214
Balance, end of year	$1,233	$1,264	$875
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
Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

•
U.S. – during 2012, we received a favorable tax court decision related to the classification of financial instruments. We continue to dispute three matters related to the 2003-2007 audit cycle with the IRS Appeals Division. We are currently under audit for tax years 2008-2009;

•	Mexico – audits have been completed for all taxable years through 2005. We are currently under audit for 2006-2008;

•	United Kingdom – audits have been completed for all taxable years through 2009;

•	Canada – domestic audits have been substantially completed for all taxable years through 2008. International audits have been completed for all taxable years through 2005; and

•	Russia – audits have been substantially completed for all taxable years through 2008. We are currently under audit for 2009-2011.
While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution. For further unaudited information on the impact of the resolution of open tax issues, see “Other Consolidated Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe that it is reasonably possible that our reserves for uncertain tax positions could decrease by approximately $1.5 billion within the next twelve months as a result of the completion of audits in various jurisdictions, including the potential settlement with the IRS for the taxable years 2003-2009.
As of December 29, 2012, the total gross amount of reserves for income taxes, reported in income taxes payable and other liabilities, was $2,425 million. Any prospective adjustments to these reserves will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $670 million as of December 29, 2012, of which $10 million was recognized in 2012. The gross amount of interest accrued, reported in other liabilities, was $660 million as of December 31, 2011, of which $90 million was recognized in 2011.
A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2012	2011
Balance, beginning of year	$2,167	$2,022
Additions for tax positions related to the current year	275	233
Additions for tax positions from prior years	161	147
Reductions for tax positions from prior years	(172)	(46)
Settlement payments	(17)	(156)
Statute of limitations expiration	(3)	(15)
Translation and other	14	(18)
Balance, end of year	$2,425	$2,167
Carryforwards and Allowances
Operating loss carryforwards totaling $10.4 billion at year-end 2012 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2013, $8.2 billion between 2014 and 2032 and $2.0 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
As of December 29, 2012, we had approximately $32.2 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.

Note 6 — Stock-Based Compensation
Our stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Stock options and restricted stock units (RSU) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP).
In 2012, certain executive officers were granted PepsiCo equity performance units (PEPUnits). These PEPUnits are earned based on achievement of a cumulative net income performance target and provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon absolute changes in PepsiCo’s stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.
The Company may use either authorized and unissued shares or repurchased common stock to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock awards.
At year-end 2012, 124 million shares were available for future stock-based compensation grants.

The following table summarizes our total stock-based compensation expense:

	2012	2011	2010
Stock-based compensation expense	$278	$326	$299
Merger and integration charges	2	13	53
Restructuring and impairment (benefits) / charges	(7)	4	—
Total (a)	$273	$343	$352
Income tax benefits recognized in earnings related to stock-based compensation	$73	$101	$89
(a) $86 million recorded in 2010 was related to the unvested PBG/PAS acquisition-related grants.
In connection with our acquisition of PBG in 2010, we issued 13.4 million stock options and 2.7 million RSUs at weighted-average grant prices of $42.89 and $62.30, respectively, to replace previously held PBG equity awards. In connection with our acquisition of PAS in 2010, we issued 0.4 million stock options at a weighted-average grant price of $31.72 to replace previously held PAS equity awards. Our equity issuances included 8.3 million stock options and 0.6 million RSUs which were vested at the acquisition date and were included in the purchase price. The remaining 5.5 million stock options and 2.1 million RSUs issued were unvested at the issuance date and are being amortized over their remaining vesting period, up to three years from the issuance date.
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
Method of Accounting and Our Assumptions
We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant.  In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model, however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.
All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and generally have a 10-year term. We do not backdate, reprice or grant stock-based compensation awards retroactively. Repricing of awards would require shareholder approval under the LTIP.

The fair value of stock option grants is amortized to expense over the vesting period, generally three years. Awards to employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Executives who are awarded long-term incentives based on their performance are generally offered the choice of stock options or RSUs. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Senior officers do not have a choice and, through 2012, are granted 50% stock options and 50% performance-based RSUs.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2012	2011	2010
Expected life	6 years	6 years	5 years
Risk-free interest rate	1.3%	2.5%	2.3%
Expected volatility	17%	16%	17%
Expected dividend yield	3.0%	2.9%	2.8%
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
A summary of our stock-based compensation activity for the year ended December 29, 2012 is presented below:

Our Stock Option Activity	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 31, 2011	91,075	$55.92
Granted	3,696	$67.13
Exercised	(23,585)	$47.33
Forfeited/expired	(3,041)	$63.81
Outstanding at December 29, 2012	68,145	$59.15	5.04	$614,322
Exercisable at December 29, 2012	48,366	$56.44	4.45	$567,761
Expected to vest as of December 29, 2012	19,432	$65.79	7.85	$45,374

(a)	Options are in thousands and include options previously granted under PBG, PAS and Quaker legacy plans. No additional options or shares may be granted under the PBG, PAS and Quaker plans.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 31, 2011	12,340	$62.96
Granted	4,404	$66.64
Converted	(3,436)	$57.76
Forfeited	(1,326)	$64.80
Outstanding at December 29, 2012	11,982	$65.60	1.49	$815,051
Expected to vest as of December 29, 2012	11,616	$65.58	1.34	$790,128

(a)	RSUs are in thousands and include RSUs previously granted under a PBG plan. No additional RSUs or shares may be granted under the PBG plan.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our PEPUnit Activity	PEPUnits(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 31, 2011	—	$—
Granted	410	$64.85
Converted	—	$—
Forfeited	(42)	$64.51
Outstanding at December 29, 2012	368	$64.89	2.26	$25,031
Expected to vest as of December 29, 2012	334	$64.85	2.26	$22,721

(a)	PEPUnits are in thousands.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.
Other Stock-Based Compensation Data

	2012	2011	2010
Stock Options
Weighted-average fair value of options granted	$6.86	$7.79	$13.93
Total intrinsic value of options exercised(a)	$512,636	$385,678	$502,354
RSUs
Total number of RSUs granted(a)	4,404	5,333	8,326
Weighted-average intrinsic value of RSUs granted	$66.64	$63.87	$65.01
Total intrinsic value of RSUs converted(a)	$236,575	$173,433	$202,717
PEPUnits
Total number of PEPUnits granted(a)	410	—
Weighted-average intrinsic value of PEPUnits granted	$64.85	$—
Total intrinsic value of PEPUnits converted(a)	—

(a)	In thousands.

As of December 31, 2012, there was $389 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of two years.

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
In connection with our acquisitions of PBG and PAS, we assumed sponsorship of pension and retiree medical plans that provide benefits to certain U.S. and international employees. Subsequently, during 2010, we merged the pension plan assets of the legacy PBG and PAS U.S. pension plans with those of PepsiCo into one master trust.
During 2010, the Compensation Committee of PepsiCo’s Board of Directors approved certain changes to the U.S. pension and retiree medical plans, effective January 1, 2011. Pension plan design changes included implementing a new employer contribution to the 401(k) savings plan for all future salaried new hires of the Company, as salaried new hires are no longer eligible to participate in the defined benefit pension plan, as well as implementing a new defined benefit pension formula for certain hourly new hires of the Company. Pension plan design changes also included implementing a new employer contribution to the 401(k) savings plan for certain legacy PBG and PAS salaried employees (as such employees are also not eligible to participate in the defined benefit pension plan), as well as implementing a new defined benefit pension formula for certain legacy PBG and PAS hourly employees. The retiree medical plan design change included phasing out Company subsidies of retiree medical benefits. As a result of these changes, we remeasured our pension and retiree medical expenses and liabilities in 2010, which resulted in a one-time pre-tax curtailment gain of $62 million included in retiree medical expenses.
In the fourth quarter of 2012, the Company offered certain former employees who have vested benefits in our defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA). In December 2012, we made a discretionary contribution of $405 million to fund substantially all of these payments. The Company recorded a pre-tax non-cash settlement charge of $195 million ($131 million after-tax or $0.08 per share) as a result of this transaction. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The provisions of both the PPACA and the Health Care and Education Reconciliation Act are reflected in our retiree medical expenses and liabilities and were not material to our financial statements.

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2012	2011	2012	2011	2012	2011
Change in projected benefit liability
Liability at beginning of year	$11,901	$9,851	$2,381	$2,142	$1,563	$1,770
Acquisitions/(divestitures)	—	11	—	(63)	—	—
Service cost	407	350	100	95	50	51
Interest cost	534	547	115	117	65	88
Plan amendments	15	21	—	(16)	—	3
Participant contributions	—	—	3	3	—	—
Experience loss/(gain)	932	1,484	200	224	(63)	(239)
Benefit payments	(278)	(414)	(76)	(69)	(111)	(110)
Settlement/curtailment	(633)	(20)	(40)	(15)	—	—
Special termination benefits	8	71	1	1	5	1
Foreign currency adjustment	—	—	102	(41)	2	(1)
Other	—	—	2	3	—	—
Liability at end of year	$12,886	$11,901	$2,788	$2,381	$1,511	$1,563

Change in fair value of plan assets
Fair value at beginning of year	$9,072	$8,870	$2,031	$1,896	$190	$190
Acquisitions/(divestitures)	—	11	—	(1)	—	—
Actual return on plan assets	1,282	542	206	79	35	—
Employer contributions/funding	1,368	63	246	176	251	110
Participant contributions	—	—	3	3	—	—
Benefit payments	(278)	(414)	(76)	(69)	(111)	(110)
Settlement	(627)	—	(33)	(30)	—	—
Foreign currency adjustment	—	—	86	(23)	—	—
Fair value at end of year	$10,817	$9,072	$2,463	$2,031	$365	$190
Funded status	$(2,069)	$(2,829)	$(325)	$(350)	$(1,146)	$(1,373)

	Pension				Retiree Medical
	U.S.		International
	2012	2011	2012	2011	2012	2011
Amounts recognized
Other assets	$—	$—	$51	$55	$—	$—
Other current liabilities	(51)	(91)	(2)	(1)	(71)	(124)
Other liabilities	(2,018)	(2,738)	(374)	(404)	(1,075)	(1,249)
Net amount recognized	$(2,069)	$(2,829)	$(325)	$(350)	$(1,146)	$(1,373)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$4,212	$4,217	$1,096	$977	$(44)	$32
Prior service cost/(credit)	121	122	(3)	(2)	(92)	(118)
Total	$4,333	$4,339	$1,093	$975	$(136)	$(86)

Components of the (decrease)/increase in net loss/(gain) included in accumulated other comprehensive loss
Change in discount rate	$776	$1,710	$188	$302	$84	$115
Employee-related assumption changes	135	(140)	(2)	(51)	(67)	(125)
Liability-related experience different from assumptions	66	(85)	14	(27)	(80)	(210)
Actual asset return different from expected return	(486)	162	(60)	57	(13)	14
Amortization and settlement of losses	(451)	(147)	(64)	(55)	—	(12)
Other, including foreign currency adjustments	(45)	(9)	43	(16)	—	(20)
Total	$(5)	$1,491	$119	$210	$(76)	$(238)

Liability at end of year for service to date	$11,643	$11,205	$2,323	$1,921

The components of benefit expense are as follows:

	Pension						Retiree Medical
	U.S.			International
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of benefit expense
Service cost	$407	$350	$299	$100	$95	$81	$50	$51	$54
Interest cost	534	547	506	115	117	106	65	88	93
Expected return on plan assets	(796)	(704)	(643)	(146)	(136)	(123)	(22)	(14)	(1)
Amortization of prior service cost/(credit)	17	14	12	1	2	2	(26)	(28)	(22)
Amortization of net loss	259	145	119	53	40	24	—	12	9
	421	352	293	123	118	90	67	109	133
Settlement/curtailment loss/(gain) (a)	185	(8)	(2)	4	30	1	—	—	(62)
Special termination benefits	8	71	45	1	1	3	5	1	3
Total	$614	$415	$336	$128	$149	$94	$72	$110	$74

(a)
Includes pension lump sum settlement charge of $195 million in 2012. This charge is reflected in items affecting comparability (see “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The estimated amounts to be amortized from accumulated other comprehensive loss into expense in 2013 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$289	$68	$1
Prior service cost/(credit)	18	1	(22)
Total	$307	$69	$(21)
The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Weighted-average assumptions
Liability discount rate	4.2%	4.6%	5.7%	4.4%	4.8%	5.5%	3.7%	4.4%	5.2%
Expense discount rate	4.6%	5.7%	6.0%	4.8%	5.5%	6.0%	4.4%	5.2%	5.8%
Expected return on plan assets	7.8%	7.8%	7.8%	6.7%	6.7%	7.1%	7.8%	7.8%	7.8%
Liability rate of salary increases	3.7%	3.7%	4.1%	3.9%	4.1%	4.1%
Expense rate of salary increases	3.7%	4.1%	4.4%	4.1%	4.1%	4.1%
The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2012	2011	2012	2011	2012	2011
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(11,643)	$(11,205)	$(711)	$(471)
Fair value of plan assets	$10,817	$9,072	$552	$344
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(12,886)	$(11,901)	$(2,542)	$(2,191)	$(1,511)	$(1,563)
Fair value of plan assets	$10,817	$9,072	$2,166	$1,786	$365	$190
Of the total projected pension benefit liability at year-end 2012, $761 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments and Funding
Our estimated future benefit payments are as follows:

	2013	2014	2015	2016	2017	2018-22
Pension	$560	$570	$600	$650	$705	$4,465
Retiree medical(a)	$120	$125	$125	$130	$130	$655

(a)
Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $13 million for each of the years from 2013 through 2017 and approximately $90 million in total for 2018 through 2022.

These future benefits to beneficiaries include payments from both funded and unfunded plans.

In 2013, we expect to make pension and retiree medical contributions of approximately $240 million, with up to approximately $17 million expected to be discretionary. Our contributions for retiree medical are estimated to be approximately $70 million in 2013.
Plan Assets
Pension
Our pension plan investment strategy includes the use of actively managed securities and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.8%. Our target investment allocations are as follows:

	2013	2012
Fixed income	40%	40%
U.S. equity	33%	33%
International equity	22%	22%
Real estate	5%	5%
Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations.
The expected return on pension plan assets is based on our pension plan investment strategy and our expectations for long-term rates of return by asset class, taking into account volatility and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. To calculate the expected return on pension plan assets, our market-related value of assets for fixed income is the actual fair value. For all other asset categories, we use a method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) over a five-year period. This has the effect of reducing year-to-year volatility.
Our pension contributions for 2012 were $1,614 million, of which $1,375 million was discretionary. Discretionary contributions included $405 million pertaining to pension lump sum payments.
Retiree Medical
In 2012 and 2011, we made non-discretionary contributions of $111 million and $110 million, respectively, to fund the payment of retiree medical claims. In 2012, we made a discretionary contribution of $140 million to fund future U.S. retiree medical plan benefits. This contribution was invested consistently with the allocation of existing assets in the U.S. pension plan.
Fair Value
The guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

Plan assets measured at fair value as of fiscal year-end 2012 and 2011 are categorized consistently by level in both years, and are as follows:

	2012				2011
	Total	Level 1	Level 2	Level 3	Total
U.S. plan assets*
Equity securities:
U.S. common stock(a)	$626	$626	$—	$—	$514
U.S. commingled funds(b)	3,106	—	3,106	—	3,003
International common stock(a)	1,597	1,597	—	—	1,089
International commingled fund(c)	948	—	948	—	776
Preferred stock(d)	20	—	20	—	19
Fixed income securities:
Government securities(d)	1,287	—	1,287	—	1,032
Corporate bonds(d) (e)	2,962	—	2,962	—	2,653
Mortgage-backed securities(d)	110	—	110	—	24
Other:
Contracts with insurance companies(f)	27	—	—	27	24
Real estate commingled funds(g)	331	—	—	331	—
Cash and cash equivalents	117	117	—	—	78
Sub-total U.S. plan assets	11,131	$2,340	$8,433	$358	9,212
Dividends and interest receivable	51				50
Total U.S. plan assets	$11,182				$9,262
International plan assets
Equity securities:
U.S. commingled funds(b)	$278	$—	$278	$—	$246
International commingled funds(c)	863	—	863	—	729
Fixed income securities:
Government securities(d)	202	—	202	—	171
Corporate bonds(d)	230	—	230	—	196
Fixed income commingled funds(h)	600	—	600	—	530
Other:
Contracts with insurance companies(f)	35	—	—	35	30
Currency commingled funds(i)	64	—	64	—	52
Real estate commingled fund(g)	60	—	—	60	56
Cash and cash equivalents	125	125	—	—	16
Sub-total international plan assets	2,457	$125	$2,237	$95	2,026
Dividends and interest receivable	6				5
Total international plan assets	$2,463				$2,031

(a)	Based on quoted market prices in active markets.

(b)
Based on the fair value of the investments owned by these funds that track various U.S. large, mid-cap and small company indices. Includes one large-cap fund that represents 25% and 30%, respectively, of total U.S. plan assets for 2012 and 2011.

(c)	Based on the fair value of the investments owned by these funds that track various non-U.S. equity indices.

(d)	Based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes that are not observable.

(e)	Corporate bonds of U.S.-based companies represent 22% and 24%, respectively, of total U.S. plan assets for 2012 and 2011.

(f)	Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable.

(g)	Based on the appraised value of the investments owned by these funds as determined by independent third parties using inputs that are not observable.

(h)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

(i)	Based on the fair value of the investments owned by these funds. Includes managed hedge funds that invest primarily in derivatives to reduce currency exposure.

*
2012 and 2011 amounts include $365 million and $190 million, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

The change in Level 3 plan assets for 2012 is as follows:

	Balance, End of 2011	Return on Assets Held at Year End	Return on Assets Sold	Purchases and Sales, Net	Balance, End of 2012
Real estate commingled funds	$56	$15	$1	$319	$391
Contracts with insurance companies	54	9	—	(1)	62
Total	$110	$24	$1	$318	$453
Retiree Medical Cost Trend Rates
An average increase of 7% in the cost of covered retiree medical benefits is assumed for 2013. This average increase is then projected to decline gradually to 5% in 2020 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability. However, the cap on our share of retiree medical costs limits the impact. In addition, as of January 1, 2011, the Company started phasing out Company subsidies of retiree medical benefits. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2012 Service and interest cost components	$4	$(4)
2012 Benefit liability	$40	$(38)
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
As of January 1, 2011, a new employer contribution to the 401(k) savings plan became effective for certain eligible legacy PBG and PAS salaried employees as well as all eligible salaried new hires of PepsiCo who were not eligible to participate in the defined benefit pension plan as a result of plan design changes approved during 2010. In 2012 and 2011, our total Company contributions were $109 million and $144 million, respectively.
As of February 2012, certain U.S. employees earning a benefit under one of our defined benefit pension plans were no longer eligible for the Company matching contributions on their 401(k) contributions.
For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 8 — Related Party Transactions
On February 26, 2010, we completed our acquisitions of PBG and PAS, at which time we gained control over their operations and began to consolidate their results. See Notes 1 and 15 to our consolidated financial statements. Prior to these acquisitions, our significant related party transactions were with PBG and PAS as they represented our most significant noncontrolled bottling affiliates. In 2010, prior to the date of acquisition of PBG and PAS, we reflected the following related party transactions in our consolidated financial statements: net revenue of $993 million, cost of sales of $116 million and selling, general and administrative expenses of $6 million. As a result of these acquisitions, our related party transactions in 2011 and 2012 were not material.
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
In addition, our joint ventures with Unilever (under the Lipton brand name) and Starbucks sell finished goods (ready-to-drink teas and coffees) to our noncontrolled bottling affiliates. Consistent with accounting for equity method investments, our joint venture revenue is not included in our consolidated net revenue.
In 2010, we repurchased $357 million (5.5 million shares) of PepsiCo stock from the master trust which holds assets of PepsiCo’s U.S. qualified pension plans at market value.

Note 9 — Debt Obligations and Commitments

	2012	2011
Short-term debt obligations
Current maturities of long-term debt	$2,901	$2,549
Commercial paper (0.1% and 0.1%)	1,101	2,973
Other borrowings (7.4% and 7.6%)	813	683
	$4,815	$6,205
Long-term debt obligations
Notes due 2012 (3.0%)	$—	$2,353
Notes due 2013 (2.3%)	2,891	2,841
Notes due 2014 (4.4% and 4.6%)	3,237	3,335
Notes due 2015 (1.5% and 2.3%)	3,300	1,632
Notes due 2016 (3.9%)	1,878	1,876
Notes due 2017 (2.0% and 5.0%)	1,250	258
Notes due 2018-2042 (4.4% and 4.8%)	13,781	10,548
Other, due 2013-2020 (9.3% and 9.9%)	108	274
	26,445	23,117
Less: current maturities of long-term debt obligations	(2,901)	(2,549)
Total	$23,544	$20,568
The interest rates in the above table reflect weighted-average rates at year-end.

In 2012, we issued:

•	$750 million of 0.750% senior notes maturing in March 2015;

•	$900 million of 0.700% senior notes maturing in August 2015;

•	$1 billion of 1.250% senior notes maturing in August 2017;

•	$1.250 billion of 2.750% senior notes maturing in March 2022;

•	£500 million of 2.500% senior notes maturing in November 2022;

•	$750 million of 4.000% senior notes maturing in March 2042; and

•	$600 million of 3.600% senior notes maturing in August 2042.
The net proceeds from the issuances of all the above notes were used for general corporate purposes, including the repayment of commercial paper.
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
In addition, as of December 29, 2012, our international debt of $857 million related to borrowings from external parties including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
Long-Term Contractual Commitments (a)

	Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	2018 and beyond
Long-term debt obligations(b)	$22,858	$—	$6,450	$3,105	$13,303
Interest on debt obligations(c)	8,772	915	1,477	1,252	5,128
Operating leases	2,061	445	634	362	620
Purchasing commitments(d)	1,738	741	808	135	54
Marketing commitments(d)	2,332	298	605	490	939
	$37,761	$2,399	$9,974	$5,344	$20,044

(a)	Based on year-end foreign exchange rates.

(b)
Excludes $2,901 million related to current maturities of long-term debt, $349 million related to the fair value step-up of debt acquired in connection with our acquisitions of PBG and PAS and $337 million related to the increase in carrying value of long-term debt representing the gains on our fair value interest rate swaps.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 29, 2012.

(d)	Primarily reflects non-cancelable commitments as of December 29, 2012.
Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for packaging materials, oranges and orange juice, and sugar and other sweeteners. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments because they do not represent expected future cash outflows. See Note 7 to our consolidated financial statements for additional information regarding our pension and retiree medical obligations.

Off-Balance-Sheet Arrangements
It is not our business practice to enter into off-balance-sheet arrangements, other than in the normal course of business. See Note 8 to our consolidated financial statements regarding contracts related to certain of our bottlers.
See “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our borrowings.

Note 10 — Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange risks and currency restrictions; and

•	interest rates.
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
For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. If the derivative instrument is terminated, we continue to defer the related gain or loss and then include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss on the hedge in net income immediately.
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
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, metals and energy. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $12 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $507 million as of December 29, 2012 and $598 million as of December 31, 2011.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $853 million as of December 29, 2012 and $630 million as of December 31, 2011.
Foreign Exchange
Our operations outside of the U.S. generate 49% of our net revenue, with Russia, Mexico, Canada, the United Kingdom and Brazil comprising approximately 25% of our net revenue. As a result, we are exposed to foreign currency risks.
Additionally, we are also exposed to foreign currency risk from foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives, primarily forward contracts with terms of no more than two years. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.
Our foreign currency derivatives had a total face value of $2.8 billion as of December 29, 2012 and $2.3 billion as of December 31, 2011. During the next 12 months, we expect to reclassify net losses of $14 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Additionally, ineffectiveness for our foreign currency hedges was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
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
The notional amounts of the interest rate derivative instruments outstanding as of December 29, 2012 and December 31, 2011 were $8.1 billion and $8.3 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.
As of December 29, 2012, approximately 27% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 38% as of December 31, 2011.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 29, 2012 and December 31, 2011 are categorized as follows:

	2012		2011
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$79	$—	$59	$—
Short-term investments – index funds(c)	$161	$—	$157	$—
Prepaid forward contracts(d)	$33	$—	$40	$—
Deferred compensation(e)	$—	$492	$—	$519
Derivatives designated as fair value hedging instruments:
Interest rate derivatives(f)	$276	$—	$300	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts(g)	$5	$19	$25	$5
Interest rate derivatives(f)	6	—	—	69
Commodity contracts(h)	8	24	3	78
	$19	$43	$28	$152
Derivatives not designated as hedging instruments:
Foreign exchange contracts(g)	$8	$6	$17	$20
Interest rate derivatives(f)	123	153	107	141
Commodity contracts(h)	40	45	10	62
	$171	$204	$134	$223
Total derivatives at fair value	$466	$247	$462	$375
Total	$739	$739	$718	$894

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

(e)
Based on the fair value of investments corresponding to employees’ investment elections. As of December 29, 2012 and December 31, 2011, $10 million and $44 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates and recently reported market transactions of spot and forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on recently reported transactions in the marketplace, primarily swap arrangements.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the table below.

	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$(23)	$14	$41	$(9)	$8	$26
Interest rate derivatives	17	(113)	(2)	84	19	15
Commodity contracts	(23)	25	11	51	63	(36)
Total	$(29)	$(74)	$50	$126	$90	$5

(a)
Interest rate derivative losses are primarily from fair value hedges and are included in interest expense. These losses are substantially offset by decreases in the value of the underlying debt, which is also included in interest expense. All other gains/losses are from non-designated hedges and are included in corporate unallocated expenses.

(b)	Interest rate derivative losses are included in interest expense. All other gains/losses are primarily included in cost of sales.
The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to the short-term maturity. Short-term investments consist principally of short-term time deposits and index funds used to manage a portion of market risk arising from our deferred compensation liability. The fair value of our debt obligations as of December 29, 2012 and December 31, 2011 was $30.5 billion and $29.8 billion, respectively, based upon prices of similar instruments in the marketplace.

Note 11 — Net Income Attributable to PepsiCo per Common Share
Basic net income attributable to PepsiCo per common share is net income available for PepsiCo common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income attributable to PepsiCo per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 9.6 million shares in 2012, 25.9 million shares in 2011 and 24.4 million shares in 2010 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options had average exercise prices of $67.64 in 2012, $66.99 in 2011 and $67.26 in 2010.

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2012		2011		2010
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$6,178		$6,443		$6,320
Preferred shares:
Dividends	(1)		(1)		(1)
Redemption premium	(6)		(6)		(5)
Net income available for PepsiCo common shareholders	$6,171	1,557	$6,436	1,576	$6,314	1,590
Basic net income attributable to PepsiCo per common share	$3.96		$4.08		$3.97
Net income available for PepsiCo common shareholders	$6,171	1,557	$6,436	1,576	$6,314	1,590
Dilutive securities:
Stock options and RSUs	—	17	—	20	—	23
ESOP convertible preferred stock	7	1	7	1	6	1
Diluted	$6,178	1,575	$6,443	1,597	$6,320	1,614
Diluted net income attributable to PepsiCo per common share	$3.92		$4.03		$3.91

(a)	Weighted-average common shares outstanding (in millions).

Note 12 — Preferred Stock
As of December 29, 2012 and December 31, 2011, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. At year-end 2012 and 2011, there were 803,953 preferred shares issued and 186,553 and 206,653 shares outstanding, respectively. The outstanding preferred shares had a fair value of $63 million as of December 29, 2012 and $68 million as of December 31, 2011. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. Quaker made the final award to its ESOP plan in June 2001.

	2012		2011		2010
	Shares(a)	Amount	Shares(a)	Amount	Shares(a)	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41
Repurchased preferred stock
Balance, beginning of year	0.6	$157	0.6	$150	0.6	$145
Redemptions	—	7	—	7	—	5
Balance, end of year	0.6	$164	0.6	$157	0.6	$150

(a)	In millions.

Note 13 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive income or loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive income/(loss) attributable to PepsiCo was $742 million in 2012, $(2,599) million in 2011 and $164 million in 2010. The accumulated balances for each component of other comprehensive loss attributable to PepsiCo were as follows:

	2012	2011	2010
Currency translation adjustment	$(1,946)	$(2,688)	$(1,159)
Cash flow hedges, net of tax	(94)	(112)	(38)
Unamortized pension and retiree medical, net of tax (a)	(3,491)	(3,419)	(2,442)
Unrealized gain on securities, net of tax	80	62	70
Other	(36)	(72)	(61)
Accumulated other comprehensive loss attributable to PepsiCo	$(5,487)	$(6,229)	$(3,630)

(a)	Net of taxes of $1,832 million in 2012, $1,831 million in 2011 and $1,322 million in 2010.

Note 14 — Supplemental Financial Information

	2012	2011	2010
Accounts receivable
Trade receivables	$6,215	$6,036
Other receivables	983	1,033
	7,198	7,069
Allowance, beginning of year	157	144	$90
Net amounts charged to expense	28	30	12
Deductions (a)	(27)	(41)	(37)
Other (b)	(1)	24	79
Allowance, end of year	157	157	$144
Net receivables	$7,041	$6,912

Inventories (c)
Raw materials	$1,875	$1,883
Work-in-process	173	207
Finished goods	1,533	1,737
	$3,581	$3,827

(a)	Includes accounts written off.

(b)	Includes adjustments related to acquisitions, currency translation and other adjustments.

(c)	Approximately 3%, in both 2012 and 2011, of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

	2012	2011
Other assets
Noncurrent notes and accounts receivable	$136	$159
Deferred marketplace spending	195	186
Pension plans	62	65
Other investments (a)	718	89
Other	542	522
	$1,653	$1,021
Accounts payable and other current liabilities
Accounts payable	$4,451	$4,083
Accrued marketplace spending	2,187	2,105
Accrued compensation and benefits	1,705	1,771
Dividends payable	838	813
Other current liabilities	2,722	2,985
	$11,903	$11,757

(a)	Net increase in 2012 primarily relates to our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB).

	2012	2011	2010
Other supplemental information
Rent expense	$581	$589	$526
Interest paid	$1,074	$1,039	$1,043
Income taxes paid, net of refunds	$1,840	$2,218	$1,495

Note 15 — Acquisitions and Divestitures
PBG and PAS
On February 26, 2010, we acquired PBG and PAS to create a more fully integrated supply chain and go-to-market business model, improving the effectiveness and efficiency of the distribution of our brands and enhancing our revenue growth. The total purchase price was approximately $12.6 billion, which included $8.3 billion of cash and equity and the fair value of our previously held equity interests in PBG and PAS of $4.3 billion. The acquisitions were accounted for as business combinations, and, accordingly, the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. Our fair market valuations of the identifiable assets acquired and liabilities assumed were completed in the first quarter of 2011.
WBD
On February 3, 2011, we acquired the ordinary shares, including shares underlying ADSs and Global Depositary Shares (GDS), of WBD, a company incorporated in the Russian Federation, which represented in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion in cash (or $2.4 billion, net of cash and cash equivalents acquired). The acquisition of those shares increased our total ownership to approximately 77%, giving us a controlling interest in WBD. Under the guidance on accounting for business combinations, once a controlling interest is obtained, we were required to recognize and measure 100% of the identifiable assets acquired, liabilities assumed and noncontrolling interests at their full fair values. Our fair market valuations of the identifiable assets acquired and liabilities assumed were completed in the first quarter of 2012 and the final valuations did not materially differ from those fair values reported as of December 31, 2011.

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
On June 30, 2011, we elected to exercise our squeeze-out rights under Russian law with respect to all remaining WBD ordinary shares not already owned by us. Therefore, under Russian law, all remaining WBD shareholders were required to sell their ordinary shares (including those underlying ADSs) to us at the same price that was offered to WBD shareholders in the Russian tender offer. Accordingly, all registered holders of ordinary shares on August 15, 2011 (including the ADSs depositary) received 3,883.70 Russian rubles per ordinary share. After completion of the squeeze-out in September 2011, we paid approximately $79 million for WBD’s ordinary shares (including shares underlying ADSs) and increased our total ownership to 100% of WBD.
Tingyi-Asahi Beverages Holding Co. Ltd.
On March 31, 2012, we completed a transaction with Tingyi. Under the terms of the agreement, we contributed our company-owned and joint venture bottling operations in China to Tingyi’s beverage subsidiary, TAB, and received as consideration a 5% indirect equity interest in TAB. As a result of this transaction, TAB is now our franchise bottler in China. We also have a call option to increase our indirect holding in TAB to 20% by 2015. We recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share), primarily consisting of employee-related charges, in our 2012 results.  This charge is reflected in items affecting comparability. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Responsibility for Financial Reporting
To Our Shareholders:
At PepsiCo, our actions – the actions of all our associates – are governed by our Global Code of Conduct. This Code is clearly aligned with our stated values – a commitment to sustained growth, through empowered people, operating with responsibility and building trust. Both the Code and our core values enable us to operate with integrity – both within the letter and the spirit of the law. Our Code of Conduct is reinforced consistently at all levels and in all countries. We have maintained strong governance policies and practices for many years.
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
We are committed to providing timely, accurate and understandable information to investors. Our commitment encompasses the following:
Maintaining strong controls over financial reporting. Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in their report titled Internal Control – Integrated Framework. The system is designed to provide reasonable assurance that transactions are executed as authorized and accurately recorded; that assets are safeguarded; and that accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with accounting principles generally accepted in the U.S. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods. We monitor these internal controls through self-assessments and an ongoing program of internal audits. Our internal controls are reinforced through our Global Code of Conduct, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law.
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
Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our General Auditor, and with our General Counsel. We also have a Compliance & Ethics Department, led by our Chief Compliance & Ethics Officer, to coordinate our compliance policies and practices.
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
February 21, 2013

/s/ MARIE T. GALLAGHER
Marie T. Gallagher
Senior Vice President and Controller

/s/ HUGH F. JOHNSTON
Hugh F. Johnston
Chief Financial Officer

/s/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and Subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 29, 2012 and December 31, 2011, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the fiscal years in the three-year period ended December 29, 2012. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control − Integrated Framework issued by COSO.

/s/ KPMG LLP
New York, New York
February 21, 2013

Selected Financial Data

(in millions except per share amounts, unaudited)
	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$12,428	$16,458	$16,652	$19,954	$11,937	$16,827	$17,582	$20,158
Gross profit	$6,539	$8,543	$8,819	$10,300	$6,490	$8,864	$9,130	$10,427
Mark-to-market net impact (a)	$(84)	$79	$(121)	$61	$(31)	$9	$53	$71
Merger and integration charges (b)	$2	$3	$2	$9	$55	$58	$61	$155
Restructuring and impairment charges (c)	$33	$77	$83	$86	—	—	—	$383
Restructuring and other charges related to the transaction with Tingyi (d)	—	$137	—	$13	—	—	—	—
Pension lump sum settlement charge (e)	—	—	—	$195	—	—	—	—
Tax benefit related to tax court decision (f)	—	—	—	$(217)	—	—	—	—
53rd week (g)	—	—	—	—	—	—	—	$(94)
Inventory fair value adjustments (h)	—	—	—	—	$34	$4	$3	$5
Net income attributable to PepsiCo	$1,127	$1,488	$1,902	$1,661	$1,143	$1,885	$2,000	$1,415
Net income attributable to PepsiCo per common share – basic	$0.72	$0.95	$1.22	$1.07	$0.72	$1.19	$1.27	$0.90
Net income attributable to PepsiCo per common share – diluted	$0.71	$0.94	$1.21	$1.06	$0.71	$1.17	$1.25	$0.89
Cash dividends declared per common share	$0.515	$0.5375	$0.5375	$0.5375	$0.48	$0.515	$0.515	$0.515
Stock price per share (i)
High	$67.19	$69.74	$73.66	$72.09	$67.46	$71.89	$70.75	$66.78
Low	$62.15	$64.64	$68.10	$67.72	$62.05	$63.50	$60.10	$58.50
Close	$65.30	$69.48	$72.10	$68.02	$63.24	$68.69	$63.30	$66.35

(a)
In 2012, we recognized $65 million ($41 million after-tax or $0.03 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. In 2011, we recognized $102 million ($71 million after-tax or $0.04 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.

(b)
In 2012, we incurred merger and integration charges of $16 million ($12 million after-tax or $0.01 per share) related to our acquisition of WBD. In 2011, we incurred merger and integration charges of $329 million ($271 million after-tax or $0.17 per share) related to our acquisitions of PBG, PAS and WBD. See Note 3 to our consolidated financial statements.

(c)
In 2012, restructuring and impairment charges were $279 million ($215 million after-tax or $0.14 per share). Restructuring and impairment charges in 2011 were $383 million ($286 million after-tax or $0.18 per share). See Note 3 to our consolidated financial statements.

(d)
In 2012, we recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share) related to the transaction with Tingyi. See Note 15 to our consolidated financial statements.

(e)	In 2012, we recorded a pension lump sum settlement charge of $195 million ($131 million after-tax or $0.08 per share). See Note 7 to our consolidated financial statements.

(f)
In 2012, we recognized a non-cash tax benefit of $217 million ($0.14 per share) associated with a favorable tax court decision related to the classification of financial instruments. See Note 5 to our consolidated financial statements.

(g)
The 2011 fiscal year consisted of fifty-three weeks compared to fifty-two weeks in our normal fiscal year. The 53rd week increased 2011 net revenue by $623 million, gross profit by $358 million, pre-tax income by $94 million and net income attributable to PepsiCo by $64 million or $0.04 per share.

(h)
In 2011, we recorded $46 million ($28 million after-tax or $0.02 per share) of incremental costs related to fair value adjustments to the acquired inventory included in WBD’s balance sheet at the acquisition date and hedging contracts included in PBG’s and PAS’s balance sheets at the acquisition date. See Note 15 to our consolidated financial statements.

(i)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five-Year Summary
(unaudited)

	2012	2011	2010
Net revenue	$65,492	$66,504	$57,838
Net income attributable to PepsiCo	$6,178	$6,443	$6,320
Net income attributable to PepsiCo per common share – basic	$3.96	$4.08	$3.97
Net income attributable to PepsiCo per common share – diluted	$3.92	$4.03	$3.91
Cash dividends declared per common share	$2.1275	$2.025	$1.89
Total assets	$74,638	$72,882	$68,153
Long-term debt	$23,544	$20,568	$19,999
Return on invested capital(a)	13.7%	14.3%	17.0%

	2009	2008
Net revenue	$43,232	$43,251
Net income attributable to PepsiCo	$5,946	$5,142
Net income attributable to PepsiCo per common share – basic	$3.81	$3.26
Net income attributable to PepsiCo per common share – diluted	$3.77	$3.21
Cash dividends declared per common share	$1.775	$1.65
Total assets	$39,848	$35,994
Long-term debt	$7,400	$7,858
Return on invested capital(a)	27.5%	24.0%

(a)
Return on invested capital is defined as adjusted net income attributable to PepsiCo divided by the sum of average common shareholders’ equity and average total debt. Adjusted net income attributable to PepsiCo is defined as net income attributable to PepsiCo plus interest expense after-tax. Interest expense after-tax was $576 million in 2012, $548 million in 2011, $578 million in 2010, $254 million in 2009 and $210 million in 2008.

•     Includes mark-to-market net (gains)/losses of:

	2012	2011	2010	2009	2008
Pre-tax	$(65)	$102	$(91)	$(274)	$346
After-tax	$(41)	$71	$(58)	$(173)	$223
Per share	$(0.03)	$0.04	$(0.04)	$(0.11)	$0.14

•	In 2012, we incurred merger and integration charges of $16 million ($12 million after-tax or $0.01 per share) related to our acquisition of WBD.

•	Includes restructuring and impairment charges of:

	2012	2011	2009	2008
Pre-tax	$279	$383	$36	$543
After-tax	$215	$286	$29	$408
Per share	$0.14	$0.18	$0.02	$0.25

•	In 2012, we recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share) related to the transaction with Tingyi.

•	In 2012, we recorded a pension lump sum settlement charge of $195 million ($131 million after-tax or $0.08 per share).

•	In 2012, we recognized a non-cash tax benefit of $217 million ($0.14 per share) associated with a favorable tax court decision related to the classification of financial instruments.

•	In 2011, we incurred merger and integration charges of $329 million ($271 million after-tax or $0.17 per share) related to our acquisitions of PBG, PAS and WBD.

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

•
In 2010, we recorded a $120 million net charge ($120 million after-tax or $0.07 per share) related to our change to hyperinflationary accounting for our Venezuelan businesses and the related devaluation of the bolivar.

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

GLOSSARY
Acquisitions and divestitures: all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees.
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
Derivatives: financial instruments, such as futures, swaps, Treasury locks, cross currency swaps, options and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates and stock prices.
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
Mark-to-market net gain or loss or impact: change in market value for commodity contracts that we purchase to mitigate the volatility in costs of energy and raw materials that we consume. The market value is determined based on recently reported transactions in the marketplace.

Organic: a measure that adjusts for impacts of acquisitions, divestitures and other structural changes and foreign exchange translation. This measure also excludes the impact of an extra reporting week in 2011. In excluding the impact of foreign exchange translation, we assume constant foreign exchange rates used for translation based on the rates in effect for the comparable prior-year period. See the definition of “Constant currency” for additional information.
Servings: common metric reflecting our consolidated physical unit volume. Our divisions’ physical unit measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.
Total marketplace spending: includes sales incentives and discounts offered through various programs to our customers, consumers or independent bottlers, as well as advertising and other marketing activities.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2012, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 29, 2012 (the 2013 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.
Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement and is incorporated herein by reference.
We have a written code of conduct that applies to all of our employees, including our directors, Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Controller. Our Global Code of Conduct is distributed to all employees, is available on our website at http://www.pepsico.com and is included as Exhibit 14 hereto. A copy of our Global Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577. Any amendment to our Global Code of Conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2013 Proxy Statement under the caption “Corporate Governance at PepsiCo – The Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2013 Proxy Statement under the captions “Corporate Governance at PepsiCo – Committees of the Board of Directors” and “Corporate Governance at PepsiCo – The Audit Committee” and is incorporated herein by reference.

Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2013 Proxy Statement under the captions “2012 Director Compensation,” “Executive Compensation,” and “Corporate Governance at PepsiCo – Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2013 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group is contained under the caption “Ownership of PepsiCo Common Stock – Stock Ownership of Officers and Directors” in our 2013 Proxy Statement and information on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock – Stock Ownership of Certain Beneficial Owners” in our 2013 Proxy Statement and are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2013 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2013 Proxy Statement under the caption “Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010.
Consolidated Statement of Comprehensive Income – Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010.
Consolidated Statement of Cash Flows – Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010.
Consolidated Balance Sheet – December 29, 2012 and December 31, 2011.
Consolidated Statement of Equity – Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010.
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
Dated: February 21, 2013

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 21, 2013
Indra K. Nooyi	Chief Executive Officer
/s/ Hugh F. Johnston	Chief Financial Officer	February 21, 2013
Hugh F. Johnston
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 21, 2013
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Shona L. Brown	Director	February 21, 2013
Shona L. Brown
/s/ George W. Buckley	Director	February 21, 2013
George W. Buckley
/s/ Ian M. Cook	Director	February 21, 2013
Ian M. Cook
/s/ Dina Dublon	Director	February 21, 2013
Dina Dublon
/s/ Victor J. Dzau	Director	February 21, 2013
Victor J. Dzau
/s/ Ray L. Hunt	Director	February 21, 2013
Ray L. Hunt
/s/ Alberto Ibargüen	Director	February 21, 2013
Alberto Ibargüen
/s/ Sharon Percy Rockefeller	Director	February 21, 2013
Sharon Percy Rockefeller
/s/ James J. Schiro	Director	February 21, 2013
James J. Schiro
/s/ Lloyd G. Trotter	Director	February 21, 2013
Lloyd G. Trotter
/s/ Daniel Vasella	Director	February 21, 2013
Daniel Vasella
/s/ Alberto Weisser	Director	February 21, 2013
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

4.2
Indenture dated May 21, 2007 between PepsiCo, Inc. and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-3 (Registration No. 333-154314) filed with the Securities and Exchange Commission on October 15, 2008.

4.3
Form of 4.65% Senior Note due 2013, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

4.4	Form of 5.00% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2008.

4.5
Form of 7.90% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.6
Form of 3.75% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2009.

4.7
Form of 3.10% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.8
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

4.11
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

4.13
Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the 3.10% Senior Note due 2015, 4.50% Senior Note due 2020, 5.50% Senior Note due 2040, 0.875% Senior Note due 2013, 3.125% Senior Note due 2020 and 4.875% Senior Note due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.14	Form of Floating Rate Note due 2013, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.15	Form of 2.500% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.16
Board of Directors Resolutions Authorizing PepsiCo’s Officers to Establish the Terms of the Floating Rate Note due 2013, the 2.500% Senior Note due 2016, the 0.800% Senior Note due 2014, the 3.000% Senior Note due 2021, the 0.750% Senior Note due 2015, the 2.750% Senior Note due 2022, the 4.000% Senior Note due 2042, the 0.700% Senior Note due 2015, the 1.250% Senior Note due 2017, the 3.600% Senior Note due 2042 and the 2.500% Senior Note due 2022, which are incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.17
Form of 0.800% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.18
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

4.20
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.21
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.22
Form of 0.700% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.23
Form of 1.250% Senior Note due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.24
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.25
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.26
Indenture dated as of October 24, 2008 among PepsiCo, Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.27
Form of PepsiCo Guarantee of 6.95% Senior Note due 2014 of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.28
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

4.29
Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Note due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.30
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

4.32
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

4.37
Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.38
Form of PepsiAmericas, Inc. 4.375% Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

4.39
Form of PepsiAmericas, Inc. 4.875% Note due 2015, which is incorporated herein by reference to Exhibit 4.15 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.40
Form of PepsiAmericas, Inc. 5.00% Note due 2017, which is incorporated herein by reference to Exhibit 4.16 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.41
Form of PepsiAmericas, Inc. 5.50% Note due 2035, which is incorporated herein by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.42
Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Note due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.43
Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.

4.44
Form of Bottling Group, LLC 5.00% Senior Note due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2003.

4.45
Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.46
Form of Bottling Group, LLC 5.50% Senior Note due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.47	Form of Bottling Group, LLC 6.95% Senior Note due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.48
Form of Bottling Group, LLC 5.125% Senior Note due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009.

4.49
Form of PepsiCo Guarantee of Pepsi-Cola Metropolitan Bottling Company, Inc.’s 7.00% Note due 2029, 7.625% Note due 2015, 7.29% Note due 2026, 7.44% Note due 2026, 4.50% Note due 2013, 4.375% Note due 2014, 4.875% Note due 2015, 5.00% Note due 2017, 5.50% Note due 2035 and Bottling Group, LLC’s 5.00% Note due 2013, 4.125% Note due 2015, 5.50% Note due 2016 and 5.125% Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K dated October 5, 2010.

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

10.9
Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.10
Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.11
Form of Special Long-Term Incentive Award Agreement (Restricted Stock Units Terms and Conditions), which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.12
Form of Special Long-Term Incentive Award Agreement (Stock Option Agreement), which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.13
Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.14
Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.15
Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.16
Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.17
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.18
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.19
Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.20
Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.21
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.22
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.23
PepsiCo Director Deferral Program, amended and restated effective as of January 1, 2005 with revisions through September 19, 2012, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 8, 2012.*

10.24
Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plans, the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1987 Incentive Plan effective as of December 31, 2005, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.25
Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the Quaker Long-Term Incentive Plan of 1999, the Quaker Long-Term Incentive Plan of 1990 and the PepsiCo, Inc. Director Stock Plan, effective as of November 17, 2006, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.26
Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.27
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.28
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.29
Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.30
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.31
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.32
Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.33
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 12, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.*

10.34
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.35
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.36
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.37
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.38
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.39
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.40
Form of Restricted Stock Unit Retention Award Agreement which is incorporated herein by reference to Exhibit 10.5 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.41
PepsiCo Pension Equalization Plan (Plan Document for the 409A Plan), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.*

10.42	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*

10.43
PepsiCo Pension Equalization Plan (Plan Document for the Pre-Section 409A Program), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 13, 2009.*

10.44
PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.45
PBG 2002 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.46
PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.47
The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.48
PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.49
PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.50
Amendments to PBG 2002 Long Term Incentive Plan, PBG Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and PBG Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.51
Amendments to PBG 2004 Long Term Incentive Plan, PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, PBG Directors’ Stock Plan and PBG Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.52
PepsiAmericas, Inc. 2000 Stock Incentive Plan (including Amendments No. 1, No. 2 and No. 3 thereto), which is incorporated herein by reference to Exhibit 99.9 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.53
Amendment No. 4 to PepsiAmericas, Inc. 2000 Stock Incentive Plan (effective February 18, 2010), which is incorporated herein by reference to Exhibit 99.10 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.54
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.11 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.55
Amendment to the PepsiCo Pension Equalization Plan Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.12 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.56
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.57
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.58
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted June 28, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 4, 2010.*

10.59
Amendment to the PepsiCo Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Document), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.63 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.60
Retention Agreement, dated as of October 2, 2009, between PepsiCo, Inc. and Eric J. Foss, which is incorporated herein by reference to Exhibit 10.64 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.61
PBG Pension Equalization Plan (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.65 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.62
PBG Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.66 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.63
PBG Executive Income Deferral Program (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.67 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.64
PBG Executive Income Deferral Program (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.68 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.65
Letter Agreement, dated March 17, 2011, between PepsiCo, Inc. and Maura Abeln Smith, which is incorporated herein by reference to Exhibit 10.65 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.66
Amendment, dated as of May 9, 2012, effective as of June 14, 2012, to Four-Year Credit Agreement, dated as of June 14, 2011, among PepsiCo, Inc., as Borrower, the lenders named therein, and Citibank, N.A., as Administrative Agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 16, 2012.

10.67
Amendment to the PBG Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Program), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 3, 2011.*

10.68
The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2010, which is incorporated herein by reference to Exhibit 10.68 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.69
Amendment to The PepsiCo International Retirement Plan Defined Benefit Program, effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.69 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.70
PepsiCo Automatic Retirement Contribution Equalization Plan, effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.70 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.71
Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program) and the PBG Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), generally, effective January 1, 2011 and merging the PBG Pension Equalization Plan into the PepsiCo Pension Equalization Plan as of the end of the day on December 31, 2011, which is incorporated herein by reference to Exhibit 10.71 to PepsiCo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.72
Services Agreement, dated as of December 12, 2011 and effective as of January 1, 2012, between Richard Goodman and PepsiCo, Inc., which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2011.*

10.73
Retirement Agreement, dated as of February 7, 2012 between Massimo d’Amore and PepsiCo, Inc., which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012.*

10.74
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2012.*

10.75	Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), effective as of December 1, 2012.*

10.76	Letter Agreement, dated March 9, 2012, between PepsiCo, Inc. and Brian Cornell.*

10.77
Summary of Compensation Arrangements for Zein Abdalla, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 8, 2012.*

10.78
Separation Agreement, dated October 18, 2012, between Maura Abeln Smith and PepsiCo, Inc., which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012.*

10.79
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2013.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	PepsiCo, Inc. Global Code of Conduct, which is incorporated herein by reference to Exhibit 14 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 8, 2012.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

24
Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Marie T. Gallagher, Shona L. Brown, George W. Buckley, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Alberto Weisser.

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.