Form 10-Q
period 2013-03-23
PEPSICO INC
filed 2013-04-19
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2013 (12 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of April 11, 2013: 1,546,416,318

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/23/2013	3/24/2012
Net Revenue	$12,581	$12,428
Cost of sales	5,834	5,889
Selling, general and administrative expenses	5,066	4,792
Amortization of intangible assets	23	25
Operating Profit	1,658	1,722
Interest expense	(214)	(198)
Interest income and other	27	23
Income before income taxes	1,471	1,547
Provision for income taxes	386	414
Net income	1,085	1,133
Less: Net income attributable to noncontrolling interests	10	6
Net Income Attributable to PepsiCo	$1,075	$1,127
Net Income Attributable to PepsiCo per Common Share
Basic	$0.69	$0.72
Diluted	$0.69	$0.71
Weighted-average common shares outstanding
Basic	1,544	1,568
Diluted	1,563	1,584
Cash dividends declared per common share	$0.5375	$0.515

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 3/23/2013
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,085
Other Comprehensive Loss
Currency translation adjustment	$(235)	$—	(235)
Cash flow hedges:
Net derivative losses	(23)	17	(6)
Reclassification of net losses to net income	59	(21)	38
Pension and retiree medical:
Reclassification of net losses to net income	79	(27)	52
Remeasurement of net liabilities and translation	43	(12)	31
Unrealized losses on securities	(1)	—	(1)
Total Other Comprehensive Loss	$(78)	$(43)	(121)
Comprehensive income			964
Comprehensive income attributable to noncontrolling interests			(9)
Comprehensive Income Attributable to PepsiCo			$955

	12 Weeks Ended 3/24/2012
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,133
Other Comprehensive Income
Currency translation adjustment	$1,687	$—	1,687
Cash flow hedges:
Net derivative losses	(15)	1	(14)
Reclassification of net losses to net income	12	(5)	7
Pension and retiree medical:
Reclassification of net losses to net income	67	(23)	44
Remeasurement of net liabilities and translation	(16)	4	(12)
Unrealized gains on securities	13	—	13
Other	—	36	36
Total Other Comprehensive Income	$1,748	$13	1,761
Comprehensive income			2,894
Comprehensive income attributable to noncontrolling interests			(2)
Comprehensive Income Attributable to PepsiCo			$2,892

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	12 Weeks Ended
	3/23/2013	3/24/2012
Operating Activities
Net income	$1,085	$1,133
Depreciation and amortization	551	555
Stock-based compensation expense	77	56
Merger and integration charges	1	2
Cash payments for merger and integration charges	(11)	(20)
Restructuring and impairment charges	11	33
Cash payments for restructuring charges	(30)	(44)
Cash payments for restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	(1)	—
Non-cash foreign exchange loss related to Venezuela devaluation	111	—
Excess tax benefits from share-based payment arrangements	(36)	(35)
Pension and retiree medical plan contributions	(87)	(1,100)
Pension and retiree medical plan expenses	149	129
Deferred income taxes and other tax charges and credits	(23)	120
Change in accounts and notes receivable	(175)	(71)
Change in inventories	(351)	(266)
Change in prepaid expenses and other current assets	(201)	(197)
Change in accounts payable and other current liabilities	(578)	(960)
Change in income taxes payable	244	90
Other, net	(34)	(115)
Net Cash Provided by/(Used for) Operating Activities	702	(690)
Investing Activities
Capital spending	(303)	(316)
Sales of property, plant and equipment	8	17
Acquisitions and investments in noncontrolled affiliates	(30)	(32)
Divestitures	—	9
Short-term investments, by original maturity - three months or less, net	40	52
Other investing, net	—	13
Net Cash Used for Investing Activities	(285)	(257)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	12 Weeks Ended
	3/23/2013	3/24/2012
Financing Activities
Proceeds from issuances of long-term debt	$2,491	$2,733
Payments of long-term debt	(1,190)	(9)
Short-term borrowings, by original maturity
More than three months – proceeds	5	13
More than three months – payments	(464)	(107)
Three months or less, net	306	(1,696)
Cash dividends paid	(831)	(816)
Share repurchases – common	(626)	(142)
Share repurchases – preferred	(2)	(1)
Proceeds from exercises of stock options	449	274
Excess tax benefits from share-based payment arrangements	36	35
Other financing	(1)	(1)
Net Cash Provided by Financing Activities	173	283
Effect of exchange rate changes on cash and cash equivalents	(172)	82
Net Increase/(Decrease) in Cash and Cash Equivalents	418	(582)
Cash and Cash Equivalents, Beginning of Year	6,297	4,067
Cash and Cash Equivalents, End of Period	$6,715	$3,485

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	3/23/2013	12/29/2012
Assets
Current Assets
Cash and cash equivalents	$6,715	$6,297
Short-term investments	296	322
Accounts and notes receivable, less allowance: 3/13 – $164, 12/12 – $157	7,234	7,041
Inventories
Raw materials	1,846	1,875
Work-in-process	265	173
Finished goods	1,809	1,533
	3,920	3,581
Prepaid expenses and other current assets	1,745	1,479
Total Current Assets	19,910	18,720
Property, Plant and Equipment	36,213	36,162
Accumulated Depreciation	(17,369)	(17,026)
	18,844	19,136
Amortizable Intangible Assets, net	1,749	1,781
Goodwill	16,915	16,971
Other nonamortizable intangible assets	14,655	14,744
Nonamortizable Intangible Assets	31,570	31,715
Investments in Noncontrolled Affiliates	1,676	1,633
Other Assets	1,606	1,653
Total Assets	$75,355	$74,638

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	3/23/2013	12/29/2012
Liabilities and Equity
Current Liabilities
Short-term obligations	$6,175	$4,815
Accounts payable and other current liabilities	11,244	11,903
Income taxes payable	575	371
Total Current Liabilities	17,994	17,089
Long-term Debt Obligations	23,225	23,544
Other Liabilities	6,621	6,543
Deferred Income Taxes	5,051	5,063
Total Liabilities	52,891	52,239
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(166)	(164)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,545 and 1,544 shares, respectively)	26	26
Capital in excess of par value	4,136	4,178
Retained earnings	43,395	43,158
Accumulated other comprehensive loss	(5,607)	(5,487)
Repurchased common stock, in excess of par value (321 and 322 shares, respectively)	(19,474)	(19,458)
Total PepsiCo Common Shareholders’ Equity	22,476	22,417
Noncontrolling interests	113	105
Total Equity	22,464	22,399
Total Liabilities and Equity	$75,355	$74,638

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/23/2013		3/24/2012
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(164)	(0.6)	(157)
Redemptions	—	(2)	—	(1)
Balance, end of period	(0.6)	(166)	(0.6)	(158)
Common Stock
Balance, beginning of year	1,544	26	1,565	26
Repurchased common stock	1	—	3	—
Balance, end of period	1,545	26	1,568	26
Capital in Excess of Par Value
Balance, beginning of year		4,178		4,461
Stock-based compensation expense		77		56
Stock option exercises/RSUs converted (a)		(113)		(194)
Withholding tax on RSUs converted		(8)		(52)
Other		2		(20)
Balance, end of period		4,136		4,251
Retained Earnings
Balance, beginning of year		43,158		40,316
Net income attributable to PepsiCo		1,075		1,127
Cash dividends declared – common		(831)		(809)
Cash dividends declared – RSUs		(7)		(3)
Balance, end of period		43,395		40,631
Accumulated Other Comprehensive Loss
Balance, beginning of year		(5,487)		(6,229)
Currency translation adjustment		(234)		1,691
Cash flow hedges, net of tax:
Net derivative losses		(6)		(14)
Reclassification of net losses to net income		38		7
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		52		44
Remeasurement of net liabilities and translation		31		(12)
Unrealized (losses)/gains on securities, net of tax		(1)		13
Other		—		36
Balance, end of period		(5,607)		(4,464)
Repurchased Common Stock
Balance, beginning of year	(322)	(19,458)	(301)	(17,870)
Share repurchases	(9)	(626)	(5)	(294)
Stock option exercises	9	589	6	356
Other	1	21	2	122
Balance, end of period	(321)	(19,474)	(298)	(17,686)
Total PepsiCo Common Shareholders’ Equity		22,476		22,758
Noncontrolling Interests
Balance, beginning of year		105		311
Net income attributable to noncontrolling interests		10		6
Currency translation adjustment		(1)		(4)
Acquisitions and divestitures		—		(1)
Other, net		(1)		1
Balance, end of period		113		313
Total Equity		$22,464		$22,954

(a)	Includes total tax benefits of $26 million in 2013 and $14 million in 2012.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation and Our Divisions

Basis of Presentation
Our Condensed Consolidated Balance Sheet as of March 23, 2013 and the Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 23, 2013 and March 24, 2012 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks are not necessarily indicative of the results expected for the full year.
While our North America (United States and Canada) results are reported on a period basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.
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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to the prior year’s amounts to conform to the 2013 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Our Divisions
We are organized into four business units, as follows:

1.	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe and South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/23/2013	3/24/2012	3/23/2013	3/24/2012
FLNA	$3,123	$3,010	$828	$780
QFNA	634	623	180	187
LAF	1,367	1,235	216	183
PAB	4,420	4,448	565	525
Europe	1,942	1,845	88	81
AMEA	1,095	1,267	184	148
Total division	12,581	12,428	2,061	1,904
Corporate Unallocated
Mark-to-market net impact (losses)/gains			(16)	84
Restructuring and impairment charges			(1)	2
Venezuela currency devaluation			(124)	—
Other			(262)	(268)
	$12,581	$12,428	$1,658	$1,722

	Total Assets
	3/23/2013	12/29/2012
FLNA	$5,298	$5,332
QFNA	997	966
LAF	5,027	4,993
PAB	31,293	30,899
Europe	18,989	19,218
AMEA	5,714	5,738
Total division	67,318	67,146
Corporate (a)	8,037	7,492
	$75,355	$74,638

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

Note 2 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of our 2013 fiscal year. Accordingly, we have included enhanced footnote disclosure for the 12 weeks ended March 23, 2013 in Note 9.
In July 2012, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective as of the beginning of our 2013 fiscal year. We do not expect the new guidance to have an impact on our 2013 impairment test results.
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
Note 3 - Restructuring, Impairment and Integration Charges

In the 12 weeks ended March 23, 2013, we incurred restructuring and impairment charges of $11 million ($8 million after-tax or $0.01 per share) in conjunction with our multi-year productivity plan (Productivity Plan). All of these net charges were recorded in selling, general and administrative expenses. Substantially all cash payments related to these charges are expected to be paid by the end of 2013.
In the 12 weeks ended March 24, 2012, we incurred restructuring and impairment charges of $33 million ($23 million after-tax or $0.01 per share) in conjunction with our Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. Substantially all cash payments related to these charges were paid by the end of 2012.
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

A summary of our Productivity Plan charges is as follows:

	12 Weeks Ended
	3/23/2013	3/24/2012
FLNA	$2	$8
QFNA (a)	(1)	5
LAF	4	6
PAB	—	8
Europe (a)	4	(1)
AMEA	1	9
Corporate (a)	1	(2)
	$11	$33

(a)	Income balances represent adjustments of previously recorded amounts.
A summary of our Productivity Plan activity in 2013 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 29, 2012	$91	$—	$36	$127
2013 restructuring charges	2	1	8	11
Cash payments	(21)	—	(9)	(30)
Non-cash charges and other	(6)	(1)	—	(7)
Liability as of March 23, 2013	$66	$—	$35	$101
In the 12 weeks ended March 23, 2013, we incurred merger and integration charges of $1 million ($1 million after-tax with a nominal amount per share) related to our acquisition of Wimm-Bill-Dann Foods OJSC (WBD). These charges were recorded in selling, general and administrative expenses in the Europe segment. Substantially all cash payments related to these charges are expected to be paid by the end of 2013.
In the 12 weeks ended March 24, 2012, we incurred merger and integration charges of $2 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD. These charges were recorded in selling, general and administrative expenses in the Europe segment.
A summary of our merger and integration activity in 2013 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 29, 2012	$18	$6	$24
2013 merger and integration charges	—	1	1
Cash payments	(9)	(2)	(11)
Liability as of March 23, 2013	$9	$5	$14

Note 4 - Intangible Assets

	3/23/2013			12/29/2012
Amortizable intangible assets, net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$923	$(71)	$852	$931	$(67)	$864
Reacquired franchise rights	110	(72)	38	110	(68)	42
Brands	1,411	(978)	433	1,422	(980)	442
Other identifiable intangibles	733	(307)	426	736	(303)	433
	$3,177	$(1,428)	$1,749	$3,199	$(1,418)	$1,781

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/29/2012		3/23/2013
FLNA
Goodwill	$316	$(5)	$311
Brands	31	(1)	30
	347	(6)	341

QFNA
Goodwill	175	—	175

LAF
Goodwill	716	9	725
Brands	223	3	226
	939	12	951

PAB
Goodwill	9,988	(16)	9,972
Reacquired franchise rights	7,337	(32)	7,305
Acquired franchise rights	1,573	(3)	1,570
Brands	153	1	154
	19,051	(50)	19,001

Europe
Goodwill	5,214	(41)	5,173
Reacquired franchise rights	772	(6)	766
Acquired franchise rights	223	(1)	222
Brands	4,284	(48)	4,236
	10,493	(96)	10,397

AMEA
Goodwill	562	(3)	559
Brands	148	(2)	146
	710	(5)	705

Total goodwill	16,971	(56)	16,915
Total reacquired franchise rights	8,109	(38)	8,071
Total acquired franchise rights	1,796	(4)	1,792
Total brands	4,839	(47)	4,792
	$31,715	$(145)	$31,570

Note 5 - Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	3/23/2013	12/29/2012
Balance, beginning of year	$2,425	$2,167
Additions for tax positions related to the current year	41	275
Additions for tax positions from prior years	4	161
Reductions for tax positions from prior years	—	(172)
Settlement payments	—	(17)
Statute of limitations expiration	(19)	(3)
Translation and other	(1)	14
Balance, end of period	$2,450	$2,425

Note 6 - Stock-Based Compensation

The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended
	3/23/2013	3/24/2012
Stock-based compensation expense	$77	$56
Merger and integration charges	—	1
Restructuring and impairment benefits	—	(7)
Total	$77	$50
Our weighted-average Black-Scholes fair value assumptions are as follows:

12 Weeks Ended
3/23/2013
Expected life	6 years
Risk free interest rate	1.0%
Expected volatility (a)	17%
Expected dividend yield	2.7%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
For the 12 weeks ended March 23, 2013 we granted 2.5 million stock options, 3.9 million restricted stock units (RSUs) and 0.4 million PepsiCo equity performance units at a weighted-average grant price of $75.75 under the terms of our 2007 Long-Term Incentive Plan.
We did not grant any stock options or RSUs in the 12 weeks ended March 24, 2012, as our annual equity award was delayed until the second quarter in the prior year, in connection with our Productivity Plan.

Note 7 - Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/23/2013	3/24/2012	3/23/2013	3/24/2012	3/23/2013	3/24/2012
	U.S.		International
Service cost	$108	$95	$22	$18	$10	$12
Interest cost	121	123	22	20	13	15
Expected return on plan assets	(190)	(184)	(30)	(26)	(6)	(5)
Amortization of prior service cost/(benefit)	4	4	—	—	(5)	(6)
Amortization of net losses	67	60	13	10	—	—
	110	98	27	22	12	16
Settlement/curtailment gain	—	(7)	—	—	—	—
Special termination benefits	1	4	—	—	—	4
Total expense	$111	$95	$27	$22	$12	$20

During the first quarter of 2013, we made discretionary contributions of $13 million to our international pension plans. During the first quarter of 2012, we made discretionary contributions of $860 million to our U.S. pension plans and $140 million to our U.S. retiree medical plans.

Note 8 - Debt Obligations and Commitments

In the first quarter of 2013, we issued:

•	$625 million of floating rate notes maturing in February 2016, which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 21 basis points;

•	$625 million of 0.700% senior notes maturing in February 2016; and

•	$1.250 billion of 2.750% senior notes maturing in March 2023.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
As of March 23, 2013, we had $1.5 billion of commercial paper outstanding.

Long-Term Contractual Commitments (a)

	Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	2018 and beyond
Long-term debt obligations (b)	$22,658	$—	$3,792	$4,355	$14,511
Interest on debt obligations (c)	8,917	730	1,560	1,321	5,306
Operating leases	2,047	371	666	379	631
Purchasing commitments (d)	2,586	974	1,190	204	218
Marketing commitments (d)	2,297	221	637	491	948
	$38,505	$2,296	$7,845	$6,750	$21,614

(a)	Based on quarter-end foreign exchange rates.

(b)
Excludes $4,425 million related to current maturities of long-term debt, $299 million related to the increase in carrying value of long-term debt reflecting the gains on our fair value interest rate swaps, and $268 million related to the fair value step-up of debt acquired in connection with our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) in February 2010.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of March 23, 2013.

(d)	Primarily reflects non-cancelable commitments as of March 23, 2013.

Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for packaging materials and oranges and orange juice. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments because they do not represent expected future cash outflows. See Note 7 for additional information regarding our pension and retiree medical obligations.

Note 9 - Accumulated Other Comprehensive Loss

The following table summarizes the reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income for the 12 weeks ended March 23, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income

Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$3		Cost of sales
Interest rate derivatives	51		Interest expense
Commodity contracts	6		Cost of sales
Commodity contracts	(1)		Selling, general and administrative expenses
Total before tax	59
Tax amounts	(21)
Losses after tax	$38

Amortization of pension and retiree medical items:
Net prior service benefit	$(1)	(a)
Net actuarial losses	80	(a)
Total before tax	79
Tax amounts	(27)
Losses after tax	$52

Total losses reclassified for the period net of tax	$90

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange risks and currency restrictions; and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest risks are classified as operating activities in the Condensed Consolidated Statement of Cash Flows. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. See “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our business risks.
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
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, energy and metals. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $24 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $537 million as of March 23, 2013 and $552 million as of March 24, 2012.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $958 million as of March 23, 2013 and $628 million as of March 24, 2012.
Foreign Exchange
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
Our foreign currency derivatives had a total face value of $2.9 billion as of March 23, 2013 and $2.7 billion as of March 24, 2012. During the next 12 months, we expect to reclassify net gains of $13 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Additionally, ineffectiveness for our foreign currency hedges was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
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
The notional amounts of the interest rate derivative instruments outstanding as of March 23, 2013 and March 24, 2012 were $7.8 billion and $8.3 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.
As of March 23, 2013 and December 29, 2012, approximately 27% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 23, 2013 and March 24, 2012 are categorized as follows:

	2013		2012
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities (b)	$76	$—	$72	$—
Short-term investments – index funds (c)	$176	$—	$166	$—
Prepaid forward contracts (d)	$38	$—	$37	$—
Deferred compensation (e)	$—	$502	$—	$523
Derivatives designated as fair value hedging instruments:
Interest rate derivatives (f)	$249	$1	$274	$2
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	$27	$9	$9	$18
Interest rate derivatives (f)	—	24	—	—
Commodity contracts (h)	4	32	14	42
	$31	$65	$23	$60
Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	$6	$4	$30	$9
Interest rate derivatives (f)	112	140	95	128
Commodity contracts (h)	25	54	39	30
	$143	$198	$164	$167
Total derivatives at fair value	$423	$264	$461	$229
Total	$713	$766	$736	$752

(a)
Financial assets are classified on our balance sheet within prepaid expenses and other current assets, and other assets, with the exception of available-for-sale securities and short-term investments, which are classified as short-term investments. Financial liabilities are classified on our balance sheet within accounts payable and other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

(b)	Based on the price of common stock. Categorized as a Level 1 asset.

(c)	Based on price changes in index funds used to manage a portion of market risk arising from our deferred compensation liability. Categorized as a Level 1 asset.

(d)	Based primarily on the price of our common stock.

(e)
Based on the fair value of investments corresponding to employees’ investment elections. As of March 23, 2013 and March 24, 2012, $9 million and $49 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates and recently reported market transactions of spot and forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on recently reported market transactions, primarily swap arrangements.
The fair value of our debt obligations as of March 23, 2013 was $31 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax (gains)/losses on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	3/23/2013	3/24/2012	3/23/2013	3/24/2012	3/23/2013	3/24/2012
Foreign exchange contracts	$—	$(10)	$(28)	$29	$3	$(3)
Interest rate derivatives	27	27	30	4	51	4
Commodity contracts	11	(49)	21	(18)	5	11
Total	$38	$(32)	$23	$15	$59	$12

(a)
Interest rate derivatives gains/losses are primarily from fair value hedges and are included in interest expense. These gains/losses are substantially offset by increases/decreases in the value of the underlying debt, which are also included in interest expense. Foreign exchange contracts gains/losses are included in selling, general and administrative expenses. Commodity contracts gains/losses are primarily included in cost of sales.

(b)	Interest rate derivative losses are included in interest expense. All other gains/losses are primarily included in cost of sales.

Note 11 - Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/23/2013		3/24/2012
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$1,075		$1,127
Preferred shares:
Dividends	—		—
Redemption premium	(2)		(1)
Net income available for PepsiCo common shareholders	$1,073	1,544	$1,126	1,568
Basic net income attributable to PepsiCo per common share	$0.69		$0.72
Net income available for PepsiCo common shareholders	$1,073	1,544	$1,126	1,568
Dilutive securities:
Stock options and RSUs (b)	—	18	—	15
Employee stock ownership plan (ESOP) convertible preferred stock	2	1	1	1
Diluted	$1,075	1,563	$1,127	1,584
Diluted net income attributable to PepsiCo per common share	$0.69		$0.71

(a)	Weighted-average common shares outstanding (in millions).

(b)
Options to purchase 2.6 million shares in 2013 and 29.6 million shares in 2012 were not included in the calculation of earnings per share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $75.69 in 2013 and $66.93 in 2012.

Note 12 - Divestitures

Suntory Holdings Limited

In April 2013 (during our second quarter), we completed a transaction with Suntory Holdings Limited. Under the terms of the agreement, we sold a controlling interest in our Vietnam bottling operations. The new alliance will serve as the franchise bottler for both companies. We anticipate recording an after-tax gain of approximately $140 million associated with this transaction in our second quarter results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FINANCIAL REVIEW
Our discussion and analysis is an integral part of understanding our financial results and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes. Also refer to Note 1 of our condensed consolidated financial statements. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

Our Critical Accounting Policies
Sales Incentives and Advertising and Marketing Costs
We offer sales incentives and discounts through various programs to customers and consumers. These incentives and discounts are primarily accounted for as a reduction of revenue. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs, and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year incurred.
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

Our Business Risks

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “believe,” “expect,” “intend,” “estimate,” “project,” “anticipate,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Our operations outside of the U.S. generated approximately 40% of our net revenue in the 12 weeks ended March 23, 2013. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2012 and the first quarter of 2013, amid a continued unstable environment in Europe, certain countries continued to experience debt and credit issues as well as currency fluctuations. We continue to monitor the economic environment in Europe closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our 2013 financial results. In the 12 weeks ended March 23, 2013, unfavorable foreign currency movements decreased net revenue growth by 0.5 percentage points, primarily due to depreciation of the Brazilian real and the Venezuelan bolivar fuerte (bolivar), offset slightly by the appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

The results of our Venezuelan businesses have been reported under hyperinflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar. In 2013 and 2012, the majority of our transactions and net monetary assets qualified to be remeasured at the official exchange rate of obtaining U.S. dollars for dividends through the government-operated Foreign Exchange Administration Board (CADIVI). Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars per dollar to 6.3 bolivars per dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME) administered by the Central Bank of Venezuela for non-CADIVI transactions was eliminated. The devaluation resulted in an after-tax net charge of $111 million associated with the remeasurement of bolivar denominated net monetary assets reflected in items affecting comparability (see “Items Affecting Comparability”). We expect that the impact of the devaluation on PepsiCo's 2013 net revenue and operating profit will not be material. We continue to use available options to obtain U.S. dollars to meet our operational needs.
We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.
See Note 10 to our condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of March 23, 2013 and March 24, 2012. Cautionary statements included in Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended
	3/23/2013	3/24/2012
Operating profit
Mark-to-market net impact (losses) / gains	$(16)	$84
Merger and integration charges	$(1)	$(2)
Restructuring and impairment charges	$(11)	$(33)
Venezuela currency devaluation	$(111)	$—
Net income attributable to PepsiCo
Mark-to-market net impact (losses) / gains	$(11)	$60
Merger and integration charges	$(1)	$(2)
Restructuring and impairment charges	$(8)	$(23)
Venezuela currency devaluation	$(111)	$—
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact (losses) / gains	$(0.01)	$0.04
Merger and integration charges	$ ( — )	$ ( — )
Restructuring and impairment charges	$(0.01)	$(0.01)
Venezuela currency devaluation	$(0.07)	$—

Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, energy and metals. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in net income. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
In the 12 weeks ended March 23, 2013, we recognized $16 million ($11 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
In the 12 weeks ended March 24, 2012, we recognized $84 million ($60 million after-tax or $0.04 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Merger and Integration Charges
In the 12 weeks ended March 23, 2013, we incurred merger and integration charges of $1 million ($1 million after-tax with a nominal amount per share) related to our acquisition of WBD which were recorded in the Europe segment.
In the 12 weeks ended March 24, 2012, we incurred merger and integration charges of $2 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD which were recorded in the Europe segment.

Restructuring and Impairment Charges
In the 12 weeks ended March 23, 2013, we incurred restructuring and impairment charges of $11 million ($8 million after-tax or $0.01 per share) in conjunction with our Productivity Plan, including $2 million recorded in the FLNA segment, $4 million recorded in the LAF segment, $4 million recorded in the Europe segment, $1 million recorded in the AMEA segment, $1 million recorded in corporate unallocated expenses and income of $1 million recorded in the QFNA segment representing adjustments of previously recorded amounts.
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
In conjunction with our Productivity Plan, we expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, $279 million of which was reflected in our 2012 results, $11 million of which was reflected in our first quarter 2013 results, with approximately $140 million of additional charges during the remainder of 2013 and the balance of which will be reflected in our 2014 through 2015 results. These charges will consist of approximately $525 million of severance and other employee-related costs; approximately $285 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $100 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011, $343 million in 2012, $30 million in the first quarter of 2013, with approximately $152 million of additional cash expenditures expected in the remainder of 2013 and the balance of approximately $145 million expected in 2014 through 2015. See Note 3 to our condensed consolidated financial statements. The Company continues to explore opportunities to further drive productivity.

Venezuela Currency Devaluation
For the 12 weeks ended March 23, 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuela businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.

Non-GAAP Measures

Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and reflect how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Organic Revenue Growth” and “Management Operating Cash Flow.”

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. In the 12 weeks ended March 23, 2013, total servings increased 3%. For the 12 weeks ended March 24, 2012, total servings increased 2%. 2013 servings growth reflects an adjustment to the base year (2012) for divestitures that occurred in 2012.

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

Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/23/2013	3/24/2012	Change
Total net revenue	$12,581	$12,428	1%
Operating profit
FLNA	$828	$780	6%
QFNA	180	187	(4)%
LAF	216	183	18%
PAB	565	525	8%
Europe	88	81	10%
AMEA	184	148	24%
Corporate unallocated
Mark-to-market net impact (losses)/gains	(16)	84	n/m
Restructuring and impairment charges	(1)	2	n/m
Venezuela currency devaluation	(124)	—	n/m
Other	(262)	(268)	(2)%
Total operating profit	$1,658	$1,722	(4)%

Total operating profit margin	13.2%	13.9%	(0.7)
n/m = not meaningful
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

On a reported basis, total operating profit decreased 4% and operating margin decreased 0.7 percentage points. Operating profit performance was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which reduced operating profit performance by 11 percentage points and reduced total operating margin by 1.5 percentage points. Excluding these items, operating profit increased, driven by effective net pricing, planned cost reductions across a number of expense categories and volume growth, partially offset by cost increases reflecting strategic investments and higher advertising and marketing expenses. Net commodity costs decreased slightly compared to the prior year period, primarily attributable to deflation in PAB offset by inflation in LAF and Europe.
Other Consolidated Results

	12 Weeks Ended
	3/23/2013		3/24/2012		Change
Interest expense, net	$(187)		$(175)		$(12)
Tax rate	26.3%		26.7%
Net income attributable to PepsiCo	$1,075		$1,127		(5)%
Net income attributable to PepsiCo per common share - diluted	$0.69		$0.71		(3)%
Mark-to-market net impact losses/(gains)	0.01		(0.04)
Merger and integration charges	—		—
Restructuring and impairment charges	0.01		0.01
Venezuela currency devaluation	0.07		—
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$0.77	(b)	$0.69	(b)	12%
Impact of foreign exchange translation					1
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)					13%
(a)   See “Non-GAAP Measures.”
(b)   Does not sum due to rounding.
Net interest expense increased $12 million, primarily reflecting higher average debt balances and losses in the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by an increase in interest income resulting from higher average cash and cash equivalent balances.
The reported tax rate decreased 0.4% compared to prior year, primarily due to income mix shift during the quarter and the reversal of international tax reserves due to the expiration of a statute of limitations, partially offset by the lapping of a 2012 tax benefit related to the pre-payment of Medicare subsidy liabilities and the impact of the 2013 Venezuela devaluation.
Net income attributable to PepsiCo decreased 5% and net income attributable to PepsiCo per common share decreased 3%. Items affecting comparability (see “Items Affecting Comparability”) reduced both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 15 percentage points.

Results of Operations – Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, 2013 volume growth measures reflect an adjustment to the base year (2012) for divestitures that occurred in 2012. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
3/23/2013	$3,123	$634	$1,367	$4,420	$1,942	$1,095	$12,581
3/24/2012	$3,010	$623	$1,235	$4,448	$1,845	$1,267	$12,428
% Impact of:
Volume (a)	4%	3%	1%	(5)%	2%	15%	1%
Effective net pricing (b)	—	(1)	13	5	2	—	3
Foreign exchange translation	—	—	(3)	—	1	(2)	(0.5)
Acquisitions and divestitures	—	—	—	—	—	(27)	(3)
Reported Growth (c)	4%	2%	11%	(1)%	5%	(14)%	1%

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

Organic Revenue Growth
Organic revenue growth is a significant measure that we use to monitor net revenue performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP net revenue growth. In order to compute our organic revenue growth results, we exclude the impact of acquisitions and divestitures and foreign exchange translation from reported net revenue growth. See also “Non-GAAP Measures.”

12 Weeks Ended 3/23/2013	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	4%	2%	11%	(1)%	5%	(14)%	1%
% Impact of:
Foreign exchange translation	—	—	3	—	(1)	2	0.5
Acquisitions and divestitures	—	—	—	—	—	27	3
Organic Growth (a)	4%	2%	14%	—%	4%	15%	4%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%
	3/23/2013	3/24/2012	Change
Net revenue	$3,123	$3,010	4
Impact of foreign exchange translation			—
Net revenue growth, on a constant currency basis (a)			4

Operating profit	$828	$780	6
Restructuring and impairment charges	2	8
Operating profit excluding above item (a)	$830	$788	5
Impact of foreign exchange translation			—
Operating profit growth excluding above item, on a constant currency basis (a)			5
(a) See "Non-GAAP Measures."

Net revenue grew 4%, primarily reflecting pound volume growth of 4%. The volume growth was driven by high-single-digit growth in trademark Lay's and Cheetos and mid-single-digit growth in trademark Doritos, partially offset by a high-single-digit decline in SunChips.
Operating profit grew 6%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by other cost increases reflecting strategic investments.

Quaker Foods North America

	12 Weeks Ended		%
	3/23/2013	3/24/2012	Change
Net revenue	$634	$623	2
Impact of foreign exchange translation			—
Net revenue growth, on a constant currency basis (a)			2

Operating profit	$180	$187	(4)
Restructuring and impairment charges	(1)	5
Operating profit excluding above item (a)	$179	$192	(6)
Impact of foreign exchange translation			—
Operating profit growth excluding above item, on a constant currency basis (a)			(6)
(a) See "Non-GAAP Measures."

Net revenue increased 2% and volume increased 5%. Net revenue performance benefited from the volume growth, partially offset by unfavorable net pricing. The volume growth reflects the new Müller Quaker Dairy (MQD) products and double-digit growth in Aunt Jemima syrup and mix and Chewy granola bars, as well as low-single-digit growth in oatmeal.
Operating profit declined 4%, reflecting start-up costs of our MQD joint venture, which negatively impacted operating profit performance by 4 percentage points, certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by planned cost reductions across a number of expense categories and the net revenue growth.

Latin America Foods

	12 Weeks Ended		%
	3/23/2013	3/24/2012	Change
Net revenue	$1,367	$1,235	11
Impact of foreign exchange translation			3
Net revenue growth, on a constant currency basis (a)			14

Operating profit	$216	$183	18
Restructuring and impairment charges	4	6
Operating profit excluding above item (a)	$220	$189	17
Impact of foreign exchange translation			8
Operating profit growth excluding above item, on a constant currency basis (a)			25
(a) See "Non-GAAP Measures."

Net revenue increased 11%, primarily reflecting favorable effective net pricing. Unfavorable foreign exchange reduced net revenue growth by over 3 percentage points.
Volume increased 1%, reflecting broad-based increases including a low-single-digit increase in Mexico, partially offset by a mid-single-digit decrease in Brazil.

Operating profit increased 18%, reflecting the net revenue growth, partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 18 percentage points. Unfavorable foreign exchange reduced operating profit growth by 8 percentage points.
PepsiCo Americas Beverages

	12 Weeks Ended		%
	3/23/2013	3/24/2012	Change
Net revenue	$4,420	$4,448	(1)
Impact of foreign exchange translation			—
Net revenue growth, on a constant currency basis (a)			—	(b)

Operating profit	$565	$525	8
Restructuring and impairment charges	—	8
Venezuela currency devaluation	(13)	—
Operating profit excluding above items (a)	$552	$533	3
Impact of foreign exchange translation			—
Operating profit growth excluding above item, on a constant currency basis (a)			4	(b)
(a) See "Non-GAAP Measures."
(b) Does not sum due to rounding.

Net revenue decreased 1%, primarily reflecting volume declines partially offset by favorable effective net pricing. Unfavorable foreign exchange had a slight negative impact on net revenue performance.
Volume decreased 3%, driven by a 4% decline in North America volume, partially offset by a 1% increase in Latin America volume. North America volume declines were driven by a 6% decline in CSDs and a 1% decline in non-carbonated beverage volumes. Latin America volume growth primarily reflected a double-digit increase in Venezuela and a low-single-digit increase in Mexico, partially offset by a high-single-digit decline in Brazil and a mid-single-digit decline in Argentina.
Operating profit increased 8%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 3%. This increase primarily reflects the favorable effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs, which increased reported operating profit by 12 percentage points. These impacts were partially offset by certain operating cost increases and the volume decline.

Europe

	12 Weeks Ended		%
	3/23/2013	3/24/2012	Change
Net revenue	$1,942	$1,845	5
Impact of foreign exchange translation			(1)
Net revenue growth, on a constant currency basis (a)			4

Operating profit	$88	$81	10
Merger and integration charges	1	2
Restructuring and impairment charges	4	(1)
Operating profit excluding above items (a)	$93	$82	14
Impact of foreign exchange translation			(0.5)
Operating profit growth excluding above item, on a constant currency basis (a)			14	(b)
(a) See "Non-GAAP Measures."
(b) Does not sum due to rounding.

Net revenue increased 5%, primarily reflecting effective net pricing and volume growth. Favorable foreign exchange increased net revenue growth by 1 percentage point.
Snacks volume grew 4%, primarily reflecting double-digit growth in South Africa and high-single-digit growth in the Netherlands, partially offset by a slight decline in Russia. Additionally, the United Kingdom experienced low-single-digit growth.
Beverage volume increased 1%, primarily reflecting double-digit growth in Poland and mid-single-digit growth in Germany and Turkey, partially offset by low-single-digit declines in the United Kingdom and Russia.
Operating profit increased 10%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by higher commodity costs, which reduced operating profit growth by 17 percentage points, as well as other cost increases reflecting strategic investments and higher advertising and marketing expenses. In addition, the impact of lapping unfavorable settlements of promotional spending accruals in the prior year increased operating profit growth by 10 percentage points, offset by a pricing adjustment for certain commodity purchases, which reduced operating profit growth by 10 percentage points. The items affecting comparability in the above table (see “Items Affecting Comparability”) reduced operating profit growth by 4 percentage points and favorable foreign exchange contributed 0.5 percentage points to operating profit growth.

Asia, Middle East & Africa

	12 Weeks Ended		%
	3/23/2013	3/24/2012	Change
Net revenue	$1,095	$1,267	(14)
Impact of foreign exchange translation			2
Net revenue growth, on a constant currency basis (a)			(12)

Operating profit	$184	$148	24
Restructuring and impairment charges	1	9
Operating profit excluding above item (a)	$185	$157	18
Impact of foreign exchange translation			1
Operating profit growth excluding above item, on a constant currency basis (a)			19
(a) See "Non-GAAP Measures."

Net revenue declined 14%, reflecting the impact of the prior year transaction with Tingyi and the deconsolidation of International Dairy and Juice Limited, which negatively impacted net revenue performance by 25 percentage points and 2 percentage points, respectively, partially offset by volume growth. Unfavorable foreign exchange reduced net revenue by 2 percentage points.
Snacks volume grew 15%, reflecting broad-based increases including double-digit growth in China and the Middle East. Additionally, India grew at a high-single-digit rate and Thailand and Australia both grew at a low-single-digit rate.
Beverage volume grew 17%, driven by double-digit growth in China (including new co-branded juice products distributed through our joint venture with Tingyi) and in the Middle East, partially offset by a double-digit decline in Thailand. The Tingyi co-branded volume contributed 6 percentage points to AMEA's beverage volume growth. Additionally, India experienced low-single-digit growth.
Operating profit grew 24%, driven primarily by the volume growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign exchange decreased operating profit growth by 1 percentage point and the impact of acquisitions and divestitures increased operating profit growth slightly.

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
As of March 23, 2013, we had cash, cash equivalents and short-term investments of $6.3 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars to 6.3 bolivars per dollar. As of March 23, 2013, our operations in Venezuela comprised 5% of our cash and cash equivalents balance. For additional information on the impact of the devaluation, see "Our Business Risks" and "Items Affecting Comparability."
Operating Activities
During the 12 weeks in 2013, net cash provided by operating activities was $702 million, compared to net cash used for operating activities of $690 million in the prior year period. The operating cash flow performance primarily reflects the lapping of pension and retiree medical contributions of $1.1 billion in the prior year and favorable working capital comparisons to the prior year.
Also see "Management Operating Cash Flow" below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 12 weeks in 2013, net cash used for investing activities was $285 million, primarily reflecting $295 million for net capital spending.
We expect 2013 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 12 weeks in 2013, net cash provided by financing activities was $173 million, primarily reflecting net proceeds from long-term debt of $1.3 billion and stock option proceeds of $0.4 billion, partially offset by the return of operating cash flow to our shareholders through share repurchases and dividend payments of $1.46 billion.

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
Management Operating Cash Flow
Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that management operating cash flow is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below), in evaluating management operating cash flow. We believe investors should consider these items in evaluating our management operating cash flow results. Management operating cash flow excluding certain items is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by U.S GAAP. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures.

The table below reconciles net cash provided by/(used for) operating activities, as reflected in our statement of cash flows, to our management operating cash flow excluding the impact of the items below.

	12 Weeks Ended
	3/23/2013	3/24/2012
Net cash provided by/(used for) operating activities	$702	$(690)
Capital spending	(303)	(316)
Sales of property, plant and equipment	8	17
Management operating cash flow	407	(989)
Discretionary pension and retiree medical contributions	13	1,000
Merger and integration payments (after-tax)	9	20
Payments related to restructuring charges	30	44
Capital investments related to the PBG/PAS integration	—	4
Capital investments related to the Productivity Plan	4	—
Payments for restructuring and other charges related to the transaction with Tingyi	1	—
Management operating cash flow excluding above items	$464	$79
In all periods presented, management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining credit ratings that provide us with ready access to global and capital credit markets. However, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for certain factors that may impact our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks”, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 23, 2013, and the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for the twelve weeks ended March 23, 2013 and March 24, 2012. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.'s management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 29, 2012, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2012, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
April 19, 2013

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” and Note 10 to our condensed consolidated financial statements. In addition, see “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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
During our first fiscal quarter of 2013, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

As previously disclosed, in September 2010, Rosprirodnadzor (the Russian Environmental Compliance Body) identified certain violations connected to the discharge of packaging and other waste in excess of permitted limits and without valid permits at the Kashira plant of our subsidiary, Frito-Lay Manufacturing OOO (FLM) for the period from 2008 to 2010. Rosprirodnadzor is now time-barred from seeking fines, penalties or damages for the alleged violations that took place in 2008 and 2009, and we expect that any fines, penalties or damages that FLM may be required to pay in connection with alleged violations that took place in 2010 will be less than $100,000.

Also as previously disclosed, on December 22, 2009, Wojewodzka Inspekcja Ochrony Srodowiska, the Polish environmental control authority, began an audit of a bottling plant of our subsidiary, Pepsi-Cola General Bottlers Poland SP, z.o.o. (PCGB), in Michrow, Poland and alleged that the plant was not in compliance in 2007 and 2008 with applicable regulations requiring the use of approved laboratories for the analysis of the plant's waste. The Wojewodzka Inspekcja Ochrony Srodowiska sought monetary sanctions of $1.2 million. On January 6, 2011, Wojewodzka Inspekcja Ochrony Srodowiska began an audit alleging non-compliance in 2009 and subsequently sought monetary sanctions of $700,000. PCGB appealed these decisions and, on January 15, 2013, the Supreme Administrative Court found that the sanctions against PCGB were imposed in violation of applicable environmental law and released PCGB from all liability with respect to such sanctions. The ruling of the Supreme Administrative Court is final and non-appealable.

In addition, we and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See "Item 1. Business - Regulatory Environment and Environmental Compliance" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (a)
12/29/12				$7,828

12/30/12 - 1/26/13	2.5	$71.26	2.5	(179)
				7,649
1/27/13 - 2/23/13	3.1	$72.64	3.1	(228)
				7,421
2/24/13 - 3/23/13	2.9	$76.85	2.9	(219)
Total	8.5	$73.64	8.5	$7,202

(a) Maximum does not include shares authorized for repurchase under the share repurchase program approved in the first quarter of 2013.

PepsiCo also repurchases shares of its convertible preferred stock from an ESOP fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the first quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
12/30/12 - 1/26/13	1,400	$344.64	N/A	N/A

1/27/13 - 2/23/13	2,700	$367.02	N/A	N/A

2/24/13 - 3/23/13	1,300	$381.37	N/A	N/A
Total	5,400	$364.67	N/A	N/A

ITEM 6. Exhibits

See “Index to Exhibits” on page 44.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 19, 2013	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	April 19, 2013	/s/ Kelly Mahon Tullier
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

Exhibit 4.1
Form of Floating Rate Note due 2016, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

Exhibit 4.2
Form of 0.700% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

Exhibit 4.3
Form of 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

Exhibit 4.4
Board of Directors Resolutions Authorizing PepsiCo's Officers to Establish the Terms of the Floating Rate Note due 2016, the 0.700% Senior Note due 2016 and the 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

Exhibit 10.1
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 24
Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Marie T. Gallagher, Shona L. Brown, George W. Buckley, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Alberto Weisser, which is incorporated herein by reference to Exhibit 24 to PepsiCo, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.