Form 10-Q
period 2013-06-15
PEPSICO INC
filed 2013-07-24
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2013 (24 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of July 17, 2013: 1,542,214,401

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/15/13	6/16/12	6/15/13	6/16/12
Net Revenue	$16,807	$16,458	$29,388	$28,886
Cost of sales	7,898	7,915	13,732	13,804
Selling, general and administrative expenses	6,013	6,136	11,079	10,928
Amortization of intangible assets	27	30	50	55
Operating Profit	2,869	2,377	4,527	4,099
Interest expense	(208)	(209)	(422)	(407)
Interest income and other	18	1	45	24
Income before income taxes	2,679	2,169	4,150	3,716
Provision for income taxes	654	668	1,040	1,082
Net income	2,025	1,501	3,110	2,634
Less: Net income attributable to noncontrolling interests	15	13	25	19
Net Income Attributable to PepsiCo	$2,010	$1,488	$3,085	$2,615
Net Income Attributable to PepsiCo per Common Share
Basic	$1.30	$0.95	$1.99	$1.67
Diluted	$1.28	$0.94	$1.97	$1.65
Weighted-average common shares outstanding
Basic	1,548	1,563	1,546	1,565
Diluted	1,567	1,581	1,565	1,583
Cash dividends declared per common share	$0.5675	$0.5375	$1.105	$1.0525

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 6/15/13				24 Weeks Ended 6/15/13
	Pre-tax amounts		Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income				$2,025			$3,110
Other Comprehensive Loss
Currency translation adjustment	$(718)		$—	(718)	$(953)	$—	(953)
Cash flow hedges:
Reclassification of net (gains)/losses to net income	(8)		2	(6)	51	(19)	32
Net derivative gains/(losses)	5		(1)	4	(18)	16	(2)
Pension and retiree medical:
Reclassification of net losses to net income	84		(27)	57	163	(54)	109
Remeasurement of net liabilities and translation	2		(1)	1	45	(13)	32
Unrealized gains on securities	20		(10)	10	19	(10)	9
Other	(1)	—	(16)	(17)	(1)	(16)	(17)
Total Other Comprehensive Loss	$(616)		$(53)	(669)	$(694)	$(96)	(790)
Comprehensive income				1,356			2,320
Comprehensive income attributable to noncontrolling interests				(14)			(23)
Comprehensive Income Attributable to PepsiCo				$1,342			$2,297

	12 Weeks Ended 6/16/12			24 Weeks Ended 6/16/12
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,501			$2,634
Other Comprehensive Loss
Currency translation adjustment	$(2,231)	$—	(2,231)	$(544)	$—	(544)
Cash flow hedges:
Reclassification of net losses to net income	26	(9)	17	38	(14)	24
Net derivative losses	(22)	11	(11)	(37)	12	(25)
Pension and retiree medical:
Reclassification of net losses to net income	73	(24)	49	140	(47)	93
Remeasurement of net liabilities and translation	17	(5)	12	1	(1)	—
Unrealized (losses)/gains on securities	(10)	—	(10)	3	—	3
Other	—	—	—	—	36	36
Total Other Comprehensive Loss	$(2,147)	$(27)	(2,174)	$(399)	$(14)	(413)
Comprehensive (loss)/income			(673)			2,221
Comprehensive income attributable to noncontrolling interests			(11)			(13)
Comprehensive (Loss)/Income Attributable to PepsiCo			$(684)			$2,208

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	24 Weeks Ended
	6/15/13	6/16/12
Operating Activities
Net income	$3,110	$2,634
Depreciation and amortization	1,185	1,201
Stock-based compensation expense	149	125
Merger and integration charges	—	5
Cash payments for merger and integration charges	(17)	(47)
Restructuring and impairment charges	30	110
Cash payments for restructuring charges	(74)	(140)
Restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	163
Cash payments for restructuring and other charges related to the transaction with Tingyi	(18)	(88)
Non-cash foreign exchange loss related to Venezuela devaluation	111	—
Excess tax benefits from share-based payment arrangements	(83)	(53)
Pension and retiree medical plan contributions	(180)	(1,169)
Pension and retiree medical plan expenses	306	271
Deferred income taxes and other tax charges and credits	(189)	85
Change in accounts and notes receivable	(1,088)	(1,084)
Change in inventories	(659)	(643)
Change in prepaid expenses and other current assets	(241)	(196)
Change in accounts payable and other current liabilities	400	(193)
Change in income taxes payable	543	432
Other, net	(270)	(166)
Net Cash Provided by Operating Activities	3,015	1,247
Investing Activities
Capital spending	(911)	(901)
Sales of property, plant and equipment	30	42
Cash payments related to the transaction with Tingyi	(3)	(298)
Acquisitions and investments in noncontrolled affiliates	(59)	(49)
Divestitures	174	14
Short-term investments, by original maturity – three months or less, net	(4)	41
Other investing, net	(13)	13
Net Cash Used for Investing Activities	(786)	(1,138)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	24 Weeks Ended
	6/15/13	6/16/12
Financing Activities
Proceeds from issuances of long-term debt	$2,491	$2,733
Payments of long-term debt	(1,945)	(1,034)
Short-term borrowings, by original maturity
More than three months – proceeds	6	53
More than three months – payments	(481)	(189)
Three months or less, net	1,228	462
Cash dividends paid	(1,677)	(1,626)
Share repurchases – common	(1,028)	(1,206)
Share repurchases – preferred	(4)	(3)
Proceeds from exercises of stock options	823	496
Excess tax benefits from share-based payment arrangements	83	53
Acquisition of noncontrolling interests	(20)	(12)
Other financing	(3)	(19)
Net Cash Used for Financing Activities	(527)	(292)
Effect of exchange rate changes on cash and cash equivalents	(206)	(21)
Net Increase/(Decrease) in Cash and Cash Equivalents	1,496	(204)
Cash and Cash Equivalents, Beginning of Year	6,297	4,067
Cash and Cash Equivalents, End of Period	$7,793	$3,863

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	6/15/13	12/29/12
Assets
Current Assets
Cash and cash equivalents	$7,793	$6,297
Short-term investments	346	322
Accounts and notes receivable, less allowance: 6/13 – $164, 12/12 – $157	7,981	7,041
Inventories
Raw materials	1,910	1,875
Work-in-process	351	173
Finished goods	1,870	1,533
	4,131	3,581
Prepaid expenses and other current assets	1,712	1,479
Total Current Assets	21,963	18,720
Property, Plant and Equipment	35,959	36,162
Accumulated Depreciation	(17,569)	(17,026)
	18,390	19,136
Amortizable Intangible Assets, net	1,705	1,781
Goodwill	16,719	16,971
Other nonamortizable intangible assets	14,469	14,744
Nonamortizable Intangible Assets	31,188	31,715
Investments in Noncontrolled Affiliates	1,839	1,633
Other Assets	1,568	1,653
Total Assets	$76,653	$74,638

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	6/15/13	12/29/12
Liabilities and Equity
Current Liabilities
Short-term obligations	$6,298	$4,815
Accounts payable and other current liabilities	12,101	11,903
Income taxes payable	763	371
Total Current Liabilities	19,162	17,089
Long-Term Debt Obligations	23,212	23,544
Other Liabilities	6,414	6,543
Deferred Income Taxes	5,100	5,063
Total Liabilities	53,888	52,239
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(168)	(164)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,547 and 1,544 shares, respectively)	26	26
Capital in excess of par value	3,995	4,178
Retained earnings	44,523	43,158
Accumulated other comprehensive loss	(6,275)	(5,487)
Repurchased common stock, in excess of par value (319 and 322 shares, respectively)	(19,483)	(19,458)
Total PepsiCo Common Shareholders’ Equity	22,786	22,417
Noncontrolling interests	106	105
Total Equity	22,765	22,399
Total Liabilities and Equity	$76,653	$74,638

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/15/13		6/16/12
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(164)	(0.6)	(157)
Redemptions	—	(4)	—	(3)
Balance, end of period	(0.6)	(168)	(0.6)	(160)
Common Stock
Balance, beginning of year	1,544	26	1,565	26
Repurchased common stock	3	—	(6)	—
Balance, end of period	1,547	26	1,559	26
Capital in Excess of Par Value
Balance, beginning of year		4,178		4,461
Stock-based compensation expense		149		125
Stock option exercises/RSUs converted (a)		(249)		(275)
Withholding tax on RSUs converted		(70)		(60)
Other		(13)		(28)
Balance, end of period		3,995		4,223
Retained Earnings
Balance, beginning of year		43,158		40,316
Net income attributable to PepsiCo		3,085		2,615
Cash dividends declared – common		(1,710)		(1,649)
Cash dividends declared – preferred		—		(1)
Cash dividends declared – RSUs		(10)		(7)
Balance, end of period		44,523		41,274
Accumulated Other Comprehensive Loss
Balance, beginning of year		(5,487)		(6,229)
Currency translation adjustment		(951)		(538)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		32		24
Net derivative losses		(2)		(25)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		109		93
Remeasurement of net liabilities and translation		32		—
Unrealized gains on securities, net of tax		9		3
Other		(17)		36
Balance, end of period		(6,275)		(6,636)
Repurchased Common Stock
Balance, beginning of year	(322)	(19,458)	(301)	(17,870)
Share repurchases	(15)	(1,123)	(19)	(1,253)
Stock option exercises	15	962	11	676
Other	3	136	2	136
Balance, end of period	(319)	(19,483)	(307)	(18,311)
Total PepsiCo Common Shareholders’ Equity		22,786		20,576
Noncontrolling Interests
Balance, beginning of year		105		311
Net income attributable to noncontrolling interests		25		19
Distributions to noncontrolling interests		(15)		(15)
Currency translation adjustment		(2)		(6)
Acquisitions and divestitures		(7)		(171)
Balance, end of period		106		138
Total Equity		$22,765		$20,595

(a)	Includes total tax benefits of $31 million in 2013 and $27 million in 2012.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation and Our Divisions

Basis of Presentation

When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.
Our Condensed Consolidated Balance Sheet as of June 15, 2013 and the Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 15, 2013 and June 16, 2012, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 15, 2013 and June 16, 2012 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the full year.
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

Our Divisions
We are organized into four business units, as follows:

1.	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe and South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		24 Weeks Ended
	6/15/13	6/16/12	6/15/13	6/16/12
Net Revenue
FLNA	$3,332	$3,193	$6,455	$6,203
QFNA	577	583	1,211	1,206
LAF	2,116	1,948	3,483	3,183
PAB	5,260	5,352	9,680	9,800
Europe	3,653	3,617	5,595	5,462
AMEA	1,869	1,765	2,964	3,032
	$16,807	$16,458	$29,388	$28,886

	12 Weeks Ended		24 Weeks Ended
	6/15/13	6/16/12	6/15/13	6/16/12
Operating Profit
FLNA	$906	$835	$1,734	$1,615
QFNA	133	154	313	341
LAF	318	271	534	454
PAB	882	840	1,447	1,365
Europe	425	453	513	534
AMEA	524	165	708	313
Total division	3,188	2,718	5,249	4,622
Corporate Unallocated
Mark-to-market net (losses)/gains	(39)	(79)	(55)	5
Merger and integration charges	—	(2)	—	(2)
Restructuring and impairment charges	(1)	(3)	(2)	(1)
Venezuela currency devaluation	—	—	(124)	—
Other	(279)	(257)	(541)	(525)
	$2,869	$2,377	$4,527	$4,099

	Total Assets
	6/15/13	12/29/12
FLNA	$5,458	$5,332
QFNA	1,027	966
LAF	4,903	4,993
PAB	31,639	30,899
Europe	19,121	19,218
AMEA	5,673	5,738
Total division	67,821	67,146
Corporate (a)	8,832	7,492
	$76,653	$74,638

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

Note 2 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of our 2013 fiscal year. Accordingly, we have included enhanced footnote disclosure for the 12 and 24 weeks ended June 15, 2013 in Note 9.
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
Note 3 - Restructuring, Impairment and Integration Charges

In the 12 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $19 million ($15 million after-tax or $0.01 per share) in conjunction with our multi-year productivity plan (Productivity Plan). In the 24 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $30 million ($23 million after-tax or $0.01 per share) in conjunction with our Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. The majority of cash payments related to these charges are expected to be paid by the end of 2013.
In the 12 weeks ended June 16, 2012, we incurred restructuring and impairment charges of $77 million ($57 million after-tax or $0.04 per share) in conjunction with our Productivity Plan. In the 24 weeks ended June 16,

2012, we incurred restructuring and impairment charges of $110 million ($80 million after-tax or $0.05 per share) in conjunction with our Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. All cash payments related to these charges were paid by the end of 2012.
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
A summary of our Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/13	6/16/12	6/15/13	6/16/12
FLNA	$2	$24	$4	$32
QFNA	1	1	—	6
LAF	1	6	5	12
PAB	5	35	5	43
Europe (a)	8	—	12	(1)
AMEA	1	8	2	17
Corporate	1	3	2	1
	$19	$77	$30	$110

(a)	Income balance represents adjustments of previously recorded amounts.
A summary of our Productivity Plan activity in 2013 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 29, 2012	$91	$—	$36	$127
2013 restructuring charges	11	1	18	30
Cash payments	(50)	—	(24)	(74)
Non-cash charges and other	(5)	(1)	(5)	(11)
Liability as of June 15, 2013	$47	$—	$25	$72
In the 12 weeks ended June 15, 2013, we recorded income for merger and integration of $1 million ($1 million after-tax with a nominal amount per share) related to our acquisition of Wimm-Bill-Dann Foods OJSC (WBD). This income was recorded in selling, general and administrative expenses in the Europe segment representing adjustments of previously recorded amounts. In the 24 weeks ended June 15, 2013, merger and integration charges were nominal. Cash payments related to these charges are expected to be paid by the end of 2013.

In the 12 weeks ended June 16, 2012, we incurred merger and integration charges of $3 million ($2 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $1 million recorded in the Europe segment and $2 million recorded in corporate unallocated expenses. In the 24 weeks ended June 16, 2012, we incurred merger and integration charges of $5 million ($4 million after-tax with a nominal amount per share) related to our acquisition of WBD, including $3 million recorded in the Europe segment and $2 million recorded in corporate unallocated expenses. These charges were recorded in selling, general and administrative expenses. Cash payments related to these charges were paid out by the end of 2012.
A summary of our merger and integration activity in 2013 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 29, 2012	$18	$6	$24
2013 merger and integration charges (a)	(2)	2	—
Cash payments	(13)	(4)	(17)
Non-cash charges and other	(1)	—	(1)
Liability as of June 15, 2013	$2	$4	$6

(a)	Income balance represents adjustments of previously recorded amounts.

Note 4 - Intangible Assets

	6/15/13			12/29/12
Amortizable intangible assets, net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$918	$(75)	$843	$931	$(67)	$864
Reacquired franchise rights	108	(75)	33	110	(68)	42
Brands	1,396	(974)	422	1,422	(980)	442
Other identifiable intangibles	693	(286)	407	736	(303)	433
	$3,115	$(1,410)	$1,705	$3,199	$(1,418)	$1,781

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Acquisitions/ (Divestitures)	Translation and Other	Balance
	12/29/12			6/15/13
FLNA
Goodwill	$316	$—	$(4)	$312
Brands	31	—	(1)	30
	347	—	(5)	342

QFNA
Goodwill	175	—	—	175

LAF
Goodwill	716	—	(14)	702
Brands	223	—	(5)	218
	939	—	(19)	920

PAB
Goodwill	9,988	18	(15)	9,991
Reacquired franchise rights	7,337	4	(23)	7,318
Acquired franchise rights	1,573	(8)	(5)	1,560
Brands	153	—	(2)	151
	19,051	14	(45)	19,020

Europe
Goodwill	5,214	—	(199)	5,015
Reacquired franchise rights	772	—	(30)	742
Acquired franchise rights	223	—	(4)	219
Brands	4,284	—	(190)	4,094
	10,493	—	(423)	10,070

AMEA
Goodwill	562	(4)	(34)	524
Brands	148	—	(11)	137
	710	(4)	(45)	661

Total goodwill	16,971	14	(266)	16,719
Total reacquired franchise rights	8,109	4	(53)	8,060
Total acquired franchise rights	1,796	(8)	(9)	1,779
Total brands	4,839	—	(209)	4,630
	$31,715	$10	$(537)	$31,188

Note 5 - Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	6/15/13	12/29/12
Balance, beginning of year	$2,425	$2,167
Additions for tax positions related to the current year	109	275
Additions for tax positions from prior years	7	161
Reductions for tax positions from prior years	(99)	(172)
Settlement payments	(68)	(17)
Statute of limitations expiration	(19)	(3)
Translation and other	(7)	14
Balance, end of period	$2,348	$2,425

Note 6 - Stock-Based Compensation

The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/15/13	6/16/12	6/15/13	6/16/12
Stock-based compensation expense	$72	$69	$149	$125
Merger and integration charges	—	—	—	1
Restructuring and impairment benefits	—	—	—	(7)
Total	$72	$69	$149	$119
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/15/13	6/16/12
Expected life	6 years	6 years
Risk free interest rate	1.0%	1.3%
Expected volatility (a)	17%	17%
Expected dividend yield	2.7%	3.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
For the 12 weeks ended June 15, 2013, our grants of stock options, restricted stock units (RSUs) and PepsiCo equity performance units (PEPUnits) were nominal. For the 24 weeks ended June 15, 2013, we granted 2.5 million stock options, 3.9 million RSUs and 0.4 million PEPUnits at a weighted-average grant price of $75.75 under the terms of our 2007 Long-Term Incentive Plan. In connection with the Productivity Plan, the grant of the 2012 annual equity award was delayed until the second quarter of 2012. Therefore, for the 12 and 24 weeks ended June 16, 2012, we granted 3.4 million stock options and 4.2 million RSUs at a weighted-average grant price of $66.50 and 0.4 million PEPUnits at a weighted-average grant price of $66.51 under the terms of our 2007 Long-Term Incentive Plan.

Note 7 - Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/15/13	6/16/12	6/15/13	6/16/12	6/15/13	6/16/12
	U.S.		International
Service cost	$108	$94	$27	$24	$11	$11
Interest cost	122	123	30	28	12	15
Expected return on plan assets	(190)	(183)	(40)	(35)	(6)	(5)
Amortization of prior service cost/(benefit)	5	4	1	1	(5)	(6)
Amortization of net losses	66	59	16	12	—	—
	111	97	34	30	12	15
Settlement loss	—	—	1	3	—	—
Special termination benefits	2	—	—	—	—	—
Total expense	$113	$97	$35	$33	$12	$15

	24 Weeks Ended
	Pension				Retiree Medical
	6/15/13	6/16/12	6/15/13	6/16/12	6/15/13	6/16/12
	U.S.		International
Service cost	$216	$189	$49	$42	$21	$23
Interest cost	243	246	52	48	25	30
Expected return on plan assets	(380)	(367)	(70)	(61)	(12)	(10)
Amortization of prior service cost/(benefit)	9	8	1	1	(10)	(12)
Amortization of net losses	133	119	29	22	—	—
	221	195	61	52	24	31
Settlement/curtailment (gain)/loss	—	(7)	1	3	—	—
Special termination benefits	3	4	—	—	—	4
Total expense	$224	$192	$62	$55	$24	$35

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

In the second quarter of 2013, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 10, 2018. Subsequent to the end of the second quarter, we increased commitments under this agreement. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $2.925 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $3.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.

Also, in the second quarter of 2013, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 9, 2014. Subsequent to the end of the second quarter, we increased commitments under this agreement. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $2.925 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $3.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the then effective termination date.
The Five-Year Credit Agreement and the 2013 364-Day Credit Agreement together replaced our $2.925 billion Four-Year Credit Agreement dated as of June 14, 2011 and our $2.925 billion 364-Day Credit Agreement dated as of June 14, 2011. Funds borrowed under the Five-Year Credit Agreement and the 2013 364-Day Credit Agreement may be used for general corporate purposes of PepsiCo and our subsidiaries.
As of June 15, 2013, we had $2.4 billion of commercial paper outstanding.
Long-Term Contractual Commitments (a)

	Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	2018 and beyond
Long-term debt obligations (b)	$22,681	$—	$3,792	$4,355	$14,534
Interest on debt obligations (c)	8,698	511	1,560	1,321	5,306
Operating leases	1,993	256	700	396	641
Purchasing commitments (d)	1,959	449	1,082	208	220
Marketing commitments (d)	2,245	163	630	492	960
	$37,576	$1,379	$7,764	$6,772	$21,661

(a)	Based on quarter-end foreign exchange rates.

(b)
Excludes $3,656 million related to current maturities of long-term debt, $273 million related to the increase in carrying value of long-term debt reflecting the gains on our fair value interest rate swaps and $258 million related to the fair value step-up of debt acquired in connection with our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) in February 2010.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of June 15, 2013.

(d)	Primarily reflects non-cancelable commitments as of June 15, 2013.

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

Note 9 - Accumulated Other Comprehensive Loss

The following table summarizes the reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income for the 12 and 24 weeks ended June 15, 2013:

	12 Weeks Ended	24 Weeks Ended
	6/15/13	6/15/13
	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Income

Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$1	$4	Cost of sales
Interest rate derivatives	(18)	33	Interest expense
Commodity contracts	8	14	Cost of sales
Commodity contracts	1	—	Selling, general and administrative expenses
Total before tax	(8)	51
Tax amounts	2	(19)
(Gains)/losses after tax	$(6)	$32

Amortization of pension and retiree medical items:
Net prior service cost (a)	$1	$—
Net actuarial losses (a)	83	163
Total before tax	84	163
Tax amounts	(27)	(54)
Losses after tax	$57	$109

Total net losses reclassified for the period, net of tax	$51	$141

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange risks and currency restrictions; and

•	interest rates.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity, foreign exchange or interest rate risks are classified as operating activities in the Condensed Consolidated Statement of Cash Flows. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. See “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our business risks.
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
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, energy and metals. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $31 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in our income statement.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $506 million as of June 15, 2013 and $538 million as of June 16, 2012.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $988 million as of June 15, 2013 and $563 million as of June 16, 2012.

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
Our foreign currency derivatives had a total face value of $3.0 billion as of June 15, 2013 and $2.6 billion as of June 16, 2012. During the next 12 months, we expect to reclassify net gains of $21 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Additionally, ineffectiveness for our foreign currency hedges was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
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
The notional amounts of the interest rate derivative instruments outstanding as of June 15, 2013 and June 16, 2012 were $7.7 billion and $7.3 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.
As of June 15, 2013 and December 29, 2012, approximately 27% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates.

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 15, 2013 and June 16, 2012 are categorized as follows:

	2013		2012
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities (b)	$95	$—	$62	$—
Short-term investments – index funds (c)	$172	$—	$158	$—
Prepaid forward contracts (d)	$39	$—	$40	$—
Deferred compensation (e)	$—	$489	$—	$501
Derivatives designated as fair value hedging instruments:
Interest rate derivatives (f)	$224	$1	$289	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts (g)	$28	$5	$41	$14
Interest rate derivatives (f)	—	6	—	—
Commodity contracts (h)	3	38	—	79
	$31	$49	$41	$93
Derivatives not designated as hedging instruments:
Foreign exchange contracts (g)	$16	$26	$17	$16
Interest rate derivatives (f)	98	124	124	156
Commodity contracts (h)	6	71	17	72
	$120	$221	$158	$244
Total derivatives at fair value	$375	$271	$488	$337
Total	$681	$760	$748	$838

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

(e)
Based on the fair value of investments corresponding to employees’ investment elections. As of June 15, 2013 and June 16, 2012, $7 million and $11 million, respectively, are categorized as Level 1 liabilities. The remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates and recently reported market transactions of spot and forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on recently reported market transactions, primarily swap arrangements.
The fair value of our debt obligations as of June 15, 2013 was $31 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax losses/(gains) on our derivative instruments are categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss		(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/15/13	6/16/12	6/15/13	6/16/12	6/15/13	6/16/12
Foreign exchange contracts	$5	$3	$(5)	$(33)	$1	$5
Interest rate derivatives	24	(19)	(18)	—	(18)	5
Commodity contracts	38	72	18	55	9	16
Total	$67	$56	$(5)	$22	$(8)	$26

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/15/13	6/16/12	6/15/13	6/16/12	6/15/13	6/16/12
Foreign exchange contracts	$5	$(7)	$(33)	$(4)	$4	$2
Interest rate derivatives	51	8	12	4	33	9
Commodity contracts	49	23	39	37	14	27
Total	$105	$24	$18	$37	$51	$38

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

(b)	Interest rate derivative losses are included in interest expense. All other gains/losses are primarily included in cost of sales.

Note 11 - Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/15/13		6/16/12
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$2,010		$1,488
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(2)		(2)
Net income available for PepsiCo common shareholders	$2,007	1,548	$1,485	1,563
Basic net income attributable to PepsiCo per common share	$1.30		$0.95
Net income available for PepsiCo common shareholders	$2,007	1,548	$1,485	1,563
Dilutive securities:
Stock options and RSUs (b)	—	18	—	17
Employee stock ownership plan (ESOP) convertible preferred stock	3	1	3	1
Diluted	$2,010	1,567	$1,488	1,581
Diluted net income attributable to PepsiCo per common share	$1.28		$0.94

	24 Weeks Ended
	6/15/13		6/16/12
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$3,085		$2,615
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(3)
Net income available for PepsiCo common shareholders	$3,080	1,546	$2,611	1,565
Basic net income attributable to PepsiCo per common share	$1.99		$1.67
Net income available for PepsiCo common shareholders	$3,080	1,546	$2,611	1,565
Dilutive securities:
Stock options and RSUs (b)	—	18	—	17
ESOP convertible preferred stock	5	1	4	1
Diluted	$3,085	1,565	$2,615	1,583
Diluted net income attributable to PepsiCo per common share	$1.97		$1.65

(a)	Weighted-average common shares outstanding (in millions).

(b)
For the 12 weeks in 2013, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options during the period. Options to purchase 1.3 million shares for the 24 weeks in 2013 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $75.69. Options to purchase 10.2 million and 19.9 million shares, respectively, for the 12 and 24 weeks in 2012 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options for the 12 and 24 weeks in 2012 had average exercise prices of $68.93 and $67.44, respectively.

Note 12 - Divestitures

Suntory Holdings Limited

During our second quarter, as part of the refranchising of our beverage business in Vietnam, we completed a transaction with Suntory Holdings Limited. Under the terms of the agreement, we sold a controlling interest in our Vietnam bottling operations. The new alliance will serve as the franchise bottler for both companies. In the 12 and 24 weeks ended June 15, 2013, we recorded a pre- and after-tax gain of $137 million (or $0.09 per share) associated with this transaction.
Tingyi-Asahi Beverages Holding Co. Ltd.
On March 31, 2012, we completed a transaction with Tingyi. Under the terms of the agreement, we contributed our company-owned and joint venture bottling operations in China to Tingyi’s beverage subsidiary, TAB, and received as consideration a 5% indirect equity interest in TAB. As a result of this transaction, TAB is now our franchise bottler in China. We also have a call option to increase our indirect holding in TAB to 20% by 2015. We recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share), primarily consisting of employee-related charges, in our 2012 results, of which $137 million ($163 million after-tax or $0.10 per share) was recorded in the 12 and 24 weeks ended June 16, 2012. This charge is reflected in items affecting comparability. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our operations outside of the U.S. generated 47% of our net revenue in the 24 weeks ended June 15, 2013. As a result, we are exposed to foreign currency risks, including unforeseen economic changes and political unrest. During 2012 and the first half of 2013, amid a continued recessionary economic environment in Europe, certain countries continued to experience debt and credit issues as well as currency fluctuations. In addition, political and civil unrest in the Middle East in the first half of 2013 has led to an increasingly challenging operating environment in this region. We continue to monitor the economic and operating environment in these regions closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our 2013 second half financial results. In the 12 weeks ended June 15, 2013, unfavorable foreign currency decreased net revenue by 1.5 percentage points, primarily due to depreciation of the Venezuelan bolivar fuerte (bolivar), the Russian ruble, the Brazilian real and the Egyptian pound, partially offset by appreciation of the Mexican peso. In the 24 weeks ended June 15, 2013, unfavorable foreign currency movements decreased net revenue growth by 1 percentage point, primarily due to depreciation of the Venezuelan bolivar, the Brazilian real, the Russian ruble and the Egyptian pound, partially offset by appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

The results of our Venezuelan businesses have been reported under hyperinflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar. In 2013 and 2012, the majority of our transactions and net monetary assets qualified to be remeasured at the official exchange rate of obtaining U.S. dollars for dividends through the government-operated Foreign Exchange Administration Board (CADIVI). Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars per dollar to 6.3 bolivars per dollar. Additionally, the Transaction System for Foreign Currency

Denominated Securities (SITME) administered by the Central Bank of Venezuela for non-CADIVI transactions was eliminated. To replace the SITME, the government announced a new auction-based foreign exchange system (SICAD) that will function as the official channel to acquire dollars, for non-CADIVI transactions, at a rate higher than the official exchange rate. The devaluation resulted in an after-tax net charge of $111 million in the first quarter of 2013 associated with the remeasurement of bolivar-denominated net monetary assets reflected in items affecting comparability (see “Items Affecting Comparability”). We expect that the impact of this devaluation on PepsiCo's 2013 net revenue and operating profit will not be material. We continue to use available options to obtain U.S. dollars to meet our operational needs.
We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.
See Note 10 to our condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of June 15, 2013 and June 16, 2012. Cautionary statements included in "Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks," included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review

Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended		24 Weeks Ended
	6/15/13	6/16/12	6/15/13	6/16/12
Operating profit
Mark-to-market net (losses)/gains	$(39)	$(79)	$(55)	$5
Merger and integration charges	$1	$(3)	$—	$(5)
Restructuring and impairment charges	$(19)	$(77)	$(30)	$(110)
Venezuela currency devaluation	$—	$—	$(111)	$—
Restructuring and other charges related to the transaction with Tingyi	$—	$(137)	$—	$(137)
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains	$(26)	$(55)	$(37)	$5
Merger and integration charges	$1	$(2)	$—	$(4)
Restructuring and impairment charges	$(15)	$(57)	$(23)	$(80)
Venezuela currency devaluation	$—	$—	$(111)	$—
Restructuring and other charges related to the transaction with Tingyi	$—	$(163)	$—	$(163)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains	$(0.02)	$(0.04)	$(0.02)	$—
Merger and integration charges	$—	$ ( — )	$—	$ ( — )
Restructuring and impairment charges	$(0.01)	$(0.04)	$(0.01)	$(0.05)
Venezuela currency devaluation	$—	$—	$(0.07)	$—
Restructuring and other charges related to the transaction with Tingyi	$—	$(0.10)	$—	$(0.10)

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
In the 12 weeks ended June 15, 2013, we recognized $39 million ($26 million after-tax or $0.02 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 24 weeks ended June 15, 2013, we recognized $55 million ($37 million after-tax or $0.02 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
In the 12 weeks ended June 16, 2012, we recognized $79 million ($55 million after-tax or $0.04 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 24 weeks ended June 16, 2012, we recognized $5 million ($5 million after-tax with a nominal amount per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.
Merger and Integration Charges

In the 12 weeks ended June 15, 2013, we recorded income for merger and integration of $1 million ($1 million after-tax with a nominal amount per share) in the Europe segment related to our acquisition of WBD. In the 24 weeks ended June 15, 2013, merger and integration charges were nominal.
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
Restructuring and Impairment Charges
In the 12 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $19 million ($15 million after-tax or $0.01 per share) in conjunction with our Productivity Plan, including $2 million recorded in the FLNA segment, $1 million in the QFNA segment, $1 million recorded in the LAF segment, $5 million recorded in the PAB segment, $8 million recorded in the Europe segment, $1 million recorded in the AMEA segment and $1 million recorded in corporate unallocated expenses. In the 24 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $30 million ($23 million after-tax or $0.01 per share) in conjunction with our Productivity Plan, including $4 million recorded in the FLNA segment, $5 million recorded in the LAF segment, $5 million recorded in the PAB segment, $12 million recorded in the Europe segment, $2 million recorded in the AMEA segment and $2 million recorded in corporate unallocated expenses.
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
In conjunction with our Productivity Plan, we expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, $279 million of which was reflected in our 2012 results, $30 million of which was reflected in our results through the second quarter of 2013, with approximately $115 million of additional charges during the remainder of 2013 and the balance of which will be reflected in our 2014 through 2015 results. These charges will consist of approximately $505 million of severance and other employee-related costs; approximately $325 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $80 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011, $343 million in 2012, $74 million through the second quarter of 2013, with approximately $110 million of additional cash expenditures expected in the remainder of 2013 and the balance of approximately $155 million expected in 2014 through 2015. See Note 3 to our condensed consolidated financial statements. The Company continues to explore opportunities to further drive productivity.
Venezuela Currency Devaluation
In the 24 weeks ended June 15, 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuela businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.
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

Volume

Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 and 24 weeks ended June 15, 2013, total servings increased 4%. For the 12 and 24 weeks ended June 16, 2012, total servings increased 2%. 2013 and 2012 servings growth reflects adjustments to the base years (2012 and 2011) for divestitures that occurred in 2012 and 2011, as applicable.

We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report most of our international beverage volume on a monthly basis. Our second quarter includes beverage volume outside of North America for March, April and May. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/15/13	6/16/12	Change	6/15/13	6/16/12	Change
Total net revenue	$16,807	$16,458	2%	$29,388	$28,886	2%
Operating profit
FLNA	$906	$835	8%	$1,734	$1,615	7%
QFNA	133	154	(14)%	313	341	(8)%
LAF	318	271	17%	534	454	18%
PAB	882	840	5%	1,447	1,365	6%
Europe	425	453	(6)%	513	534	(4)%
AMEA	524	165	217%	708	313	126%
Corporate unallocated
Mark-to-market net (losses)/gains	(39)	(79)	(51)%	(55)	5	n/m
Merger and integration charges	—	(2)	n/m	—	(2)	n/m
Restructuring and impairment charges	(1)	(3)	(78)%	(2)	(1)	178%
Venezuela currency devaluation	—	—	—	(124)	—	n/m
Other	(279)	(257)	9%	(541)	(525)	3%
Total operating profit	$2,869	$2,377	21%	$4,527	$4,099	10%

Total operating profit margin	17.1%	14.4%	2.7	15.4%	14.2%	1.2
n/m = not meaningful
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.

12 Weeks
On a reported basis, total operating profit increased 21% and operating margin increased 2.7 percentage points. Operating profit performance was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which increased operating profit by 11 percentage points and increased total operating margin by 1.5 percentage points. Additionally, operating profit performance benefited from effective net pricing and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases including strategic initiatives related to capacity and capability, as well as higher advertising and marketing expenses. The gain from structural changes in the current quarter due to the beverage refranchising in our Vietnam business increased reported operating profit by 6 percentage points (see Note 12 to our condensed consolidated financial statements). This gain was partially offset by incremental investments into our business, primarily in the Europe, LAF and QFNA segments and in corporate unallocated expenses, which collectively reduced reported operating profit growth by 2 percentage points. We intend to continue to make similar incremental investments into our business during the second half of 2013, which we expect will fully offset the impact of the refranchising gain for the full year. Net commodity costs increased slightly compared to the prior year period, primarily attributable to inflation in the Europe and LAF segments partially offset by deflation in the PAB segment.
24 Weeks
On a reported basis, total operating profit increased 10% and operating margin increased 1.2 percentage points. Operating profit performance was primarily driven by effective net pricing, planned cost reductions across a number of expense categories and volume growth, partially offset by certain operating cost increases including strategic initiatives related to capacity and capability, as well as higher advertising and marketing expenses. Items affecting comparability (see “Items Affecting Comparability”) increased operating profit by 2 percentage points and increased total operating margin by 0.2 percentage points. The gain from structural changes in the current quarter due to the beverage refranchising in our Vietnam business increased reported operating profit by over 3 percentage points. This gain was partially offset by incremental investments into our business, primarily in the Europe, LAF and QFNA segments and in corporate unallocated expenses, which collectively reduced reported operating profit growth by 1 percentage point. Net commodity costs decreased slightly compared to the prior year period, primarily attributable to deflation in the PAB segment, partially offset by inflation in the Europe and LAF segments.

Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/15/13	6/16/12	Change	6/15/13		6/16/12		Change
Interest expense, net	$(190)	$(208)	$18	$(377)		$(383)		$6
Tax rate	24.4%	30.8%		25.0%		29.1%
Net income attributable to PepsiCo	$2,010	$1,488	35%	$3,085		$2,615		18%
Net income attributable to PepsiCo per common share - diluted	$1.28	$0.94	36%	$1.97		$1.65		19%
Mark-to-market net losses	0.02	0.04		0.02		—
Merger and integration charges	—	—		—		—
Restructuring and impairment charges	0.01	0.04		0.01		0.05
Venezuela currency devaluation	—	—		0.07		—
Restructuring and other charges related to the transaction with Tingyi	—	0.10		—		0.10
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.31	$1.12	17%	$2.08	(b)	$1.81	(b)	15%
Impact of foreign exchange translation			2					2
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			19%					17%
(a)   See “Non-GAAP Measures.”
(b)   Does not sum due to rounding.
12 Weeks
Net interest expense decreased $18 million, primarily reflecting gains in the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate decreased 6.4 percentage points compared to the prior year, primarily due to the favorable resolution of certain tax matters in the quarter and the lapping of the tax impact of restructuring and other charges related to the transaction with Tingyi in 2012.
Net income attributable to PepsiCo increased 35% and net income attributable to PepsiCo per common share increased 36%. Items affecting comparability (see “Items Affecting Comparability”) increased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 19 percentage points.

24 Weeks
Net interest expense decreased $6 million, primarily reflecting gains in the market value of investments used to economically hedge a portion of our deferred compensation costs and an increase in interest income resulting from higher average cash and cash equivalents balances, partially offset by increased interest expense reflecting higher average debt balances.
The reported tax rate decreased 4.1 percentage points compared to the prior year, primarily due to favorable resolution of certain tax matters, the reversal of international tax reserves due to the expiration of a statute of limitations and the lapping of the tax impact of restructuring and other charges related to the transaction with Tingyi in 2012. These decreases were partially offset by the lapping of a 2012 tax benefit related to the pre-payment of Medicare subsidy liabilities and the impact of the 2013 Venezuela devaluation.

Net income attributable to PepsiCo increased 18% and net income attributable to PepsiCo per common share increased 19%. Items affecting comparability (see “Items Affecting Comparability”) increased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 4 percentage points.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
6/15/13	$3,332	$577	$2,116	$5,260	$3,653	$1,869	$16,807
6/16/12	$3,193	$583	$1,948	$5,352	$3,617	$1,765	$16,458
% Impact of:
Volume (a)	2%	1%	1%	(4.5)%	2%	7%	—%
Effective net pricing (b)	2	(2)	10	3	2	7	4
Foreign exchange translation	—	—	(3)	(0.5)	(3)	(3)	(1.5)
Acquisitions and divestitures	—	—	—	—	—	(6)	(1)
Reported Growth (c)	4%	(1)%	9%	(2)%	1%	6%	2%

24 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
6/15/13	$6,455	$1,211	$3,483	$9,680	$5,595	$2,964	$29,388
6/16/12	$6,203	$1,206	$3,183	$9,800	$5,462	$3,032	$28,886
% Impact of:
Volume (a)	3%	2%	1%	(3.5)%	2%	10%	1%
Effective net pricing (b)	1	(1)	11	3	2	4	3
Foreign exchange translation	—	—	(3)	—	(2)	(2)	(1)
Acquisitions and divestitures	—	—	—	—	—	(14)	(1.5)
Reported Growth (c)	4%	0.5%	9%	(1)%	2%	(2)%	2%

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

12 Weeks Ended 6/15/13	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	4%	(1)%	9%	(2)%	1%	6%	2%
% Impact of:
Foreign exchange translation	—	—	3	0.5	3	3	1.5
Acquisitions and divestitures	—	—	—	—	—	6	1
Organic Growth (a)	4.5%	(1)%	12%	(1)%	4%	14%	4%

24 Weeks Ended 6/15/13	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	4%	0.5%	9%	(1)%	2%	(2)%	2%
% Impact of:
Foreign exchange translation	—	—	3	—	2	2	1
Acquisitions and divestitures	—	—	—	—	—	14	1.5
Organic Growth (a)	4%	1%	13%	(1)%	4%	15%	4%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/15/13	6/16/12	Change		6/15/13	6/16/12	Change
Net revenue	$3,332	$3,193	4		$6,455	$6,203	4
Impact of foreign exchange translation			—				—
Net revenue growth, on a constant currency basis (a)			4.5	(b)			4

Operating profit	$906	$835	8		$1,734	$1,615	7
Restructuring and impairment charges	2	24			4	32
Operating profit excluding above item (a)	$908	$859	6		$1,738	$1,647	6
Impact of foreign exchange translation			—				—
Operating profit growth excluding above item, on a constant currency basis (a)			6				6
(a) See "Non-GAAP Measures."
(b) Does not sum due to rounding.

12 Weeks

Net revenue grew 4% and pound volume grew 3%. Net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects high-single-digit growth in trademark Cheetos and variety packs and double-digit growth in our Sabra joint venture, partially offset by a double-digit decline in trademark SunChips.

Operating profit grew 8%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases including strategic initiatives.

24 Weeks

Net revenue grew 4% and pound volume grew 3%. Net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects high-single-digit growth in trademark Cheetos, low-single-digit growth in trademark Lay's, double-digit growth in our Sabra joint venture and mid-single-digit growth in variety packs. These gains were partially offset by a double-digit decline in trademark SunChips.

Operating profit grew 7%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases including strategic initiatives.

Quaker Foods North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/15/13	6/16/12	Change	6/15/13	6/16/12	Change
Net revenue	$577	$583	(1)	$1,211	$1,206	0.5
Impact of foreign exchange translation			—			—
Net revenue growth, on a constant currency basis (a)			(1)			1	(b)

Operating profit	$133	$154	(14)	$313	$341	(8)
Restructuring and impairment charges	1	1		—	6
Operating profit excluding above item (a)	$134	$155	(14)	$313	$347	(10)
Impact of foreign exchange translation			—			—
Operating profit growth excluding above item, on a constant currency basis (a)			(14)			(10)
(a) See "Non-GAAP Measures."
(b) Does not sum due to rounding.
12 Weeks
Net revenue declined 1% and volume increased 3%. The net revenue decline reflects unfavorable product mix, partially offset by the volume growth and favorable net pricing. The volume growth primarily reflects the new Müller Quaker Dairy (MQD) products and mid-single-digit growth in Aunt Jemima syrup and mix.
Operating profit declined 14%, reflecting our share of the start-up costs of our MQD joint venture, which negatively impacted operating profit performance by 8 percentage points, the unfavorable product mix, certain operating cost increases, as well as the impact of incremental investments into our business, which negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and the favorable net pricing.
24 Weeks
Net revenue increased 0.5% and volume increased 4%. Net revenue performance benefited from the volume growth, partially offset by unfavorable product mix. The volume growth primarily reflects the new MQD products and high-single-digit growth in Aunt Jemima syrup and mix.
Operating profit declined 8%, primarily reflecting our share of the start-up costs of our MQD joint venture, which negatively impacted operating profit performance by 5.5 percentage points, the unfavorable product mix, certain operating cost increases, as well as the impact of incremental investments into our business, which negatively impacted operating profit performance by 1 percentage point. These impacts were partially offset by planned cost reductions across a number of expense categories and the volume growth.

Latin America Foods

	12 Weeks Ended		%		24 Weeks Ended		%
	6/15/13	6/16/12	Change		6/15/13	6/16/12	Change
Net revenue	$2,116	$1,948	9		$3,483	$3,183	9
Impact of foreign exchange translation			3				3
Net revenue growth, on a constant currency basis (a)			12				13	(b)

Operating profit	$318	$271	17		$534	$454	18
Restructuring and impairment charges	1	6			5	12
Operating profit excluding above item (a)	$319	$277	14		$539	$466	15
Impact of foreign exchange translation			2				5
Operating profit growth excluding above item, on a constant currency basis (a)			17	(b)			20
(a) See "Non-GAAP Measures."
(b) Does not sum due to rounding.
12 Weeks
Net revenue increased 9%, primarily reflecting favorable effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 3 percentage points.
Volume increased 1%, reflecting broad-based increases including a mid-single-digit increase in Brazil, partially offset by a low-single-digit decrease in Mexico.
Operating profit increased 17%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 11 percentage points. Operating profit was also negatively impacted by incremental investments into our business, which reduced operating profit growth by 2 percentage points. Unfavorable foreign exchange reduced operating profit growth by over 2 percentage points.
24 Weeks
Net revenue increased 9%, primarily reflecting favorable effective net pricing. Unfavorable foreign exchange reduced net revenue growth by over 3 percentage points.
Volume increased 1%, reflecting broad-based increases, including a low-single-digit increase in Brazil, partially offset by a slight decrease in Mexico.
Operating profit increased 18%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 13 percentage points. Operating profit was also negatively impacted by incremental investments into our business, which reduced operating profit growth by 1 percentage point. Unfavorable foreign exchange reduced operating profit growth by 5 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%		24 Weeks Ended		%
	6/15/13	6/16/12	Change		6/15/13	6/16/12	Change
Net revenue	$5,260	$5,352	(2)		$9,680	$9,800	(1)
Impact of foreign exchange translation			0.5				—
Net revenue growth, on a constant currency basis (a)			(1)	(b)			(1)

Operating profit	$882	$840	5		$1,447	$1,365	6
Restructuring and impairment charges	5	35			5	43
Venezuela currency devaluation	—	—			(13)	—
Operating profit excluding above items (a)	$887	$875	1.5		$1,439	$1,408	2
Impact of foreign exchange translation			2				2
Operating profit growth excluding above items, on a constant currency basis (a)			4	(b)			4
(a) See "Non-GAAP Measures."
(b) Does not sum due to rounding.

12 Weeks

Net revenue decreased 2%, primarily reflecting volume declines, partially offset by favorable effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 0.5 percentage points.

Volume decreased 3.5%, primarily reflecting North America volume declines of 4.5% while Latin America volume declined nearly 1%. North America volume declines were driven by a 6% decline in CSD volume and a 3% decline in non-carbonated beverage volume. The non-carbonated beverage volume decline primarily reflected a double-digit decline in our overall water portfolio. The Latin America volume decline primarily reflected a double-digit decline in Brazil and a high-single-digit decrease in Argentina, partially offset by a double-digit increase in Venezuela. In addition, Mexico volume was even with the prior year.
Reported operating profit increased 5%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 1.5%, primarily reflecting favorable effective net pricing, lower commodity costs, which increased reported operating profit by 8 percentage points, as well as planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases and the volume decline. Unfavorable foreign exchange reduced operating profit growth by 2 percentage points.

24 Weeks

Net revenue decreased 1%, primarily reflecting volume declines, partially offset by favorable effective net pricing.

Volume decreased 3%, primarily reflecting North America volume declines of 4%, while Latin America volume was even with the prior year. The North America volume declines were driven by a 6% decline in CSD volume and a 2% decline in non-carbonated beverage volume. The non-carbonated beverage volume decline primarily reflected a high-single-digit decline in our overall water portfolio. The Latin America volume reflected high-single-digit decreases in Brazil and Argentina, partially offset by a double-digit increase in Venezuela and a low-single-digit increase in Mexico.

Reported operating profit increased 6%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 2%, primarily reflecting favorable effective net pricing, lower commodity costs, which increased reported operating profit by 10 percentage points, as well as planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases and the volume decline. Unfavorable foreign exchange reduced operating profit growth by nearly 2 percentage points.

Europe

	12 Weeks Ended		%	24 Weeks Ended		%
	6/15/13	6/16/12	Change	6/15/13	6/16/12	Change
Net revenue	$3,653	$3,617	1	$5,595	$5,462	2
Impact of foreign exchange translation			3			2
Net revenue growth, on a constant currency basis (a)			4			4

Operating profit	$425	$453	(6)	$513	$534	(4)
Merger and integration charges	(1)	1		—	3
Restructuring and impairment charges	8	—		12	(1)
Operating profit excluding above items (a)	$432	$454	(5)	$525	$536	(2)
Impact of foreign exchange translation			3			2
Operating profit growth excluding above items, on a constant currency basis (a)			(2)			—
(a) See "Non-GAAP Measures."

12 Weeks

Net revenue increased 1%, primarily reflecting effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by 3 percentage points.

Snacks volume grew 3%, primarily reflecting high-single-digit growth in South Africa, Turkey and the Netherlands, partially offset by a mid-single-digit decline in Spain. Additionally, the United Kingdom and Russia experienced low-single-digit growth.

Beverage volume declined slightly, primarily reflecting low-single-digit declines in the United Kingdom and Germany, partially offset by low-single-digit growth in Russia and mid-single-digit growth in Turkey.

Operating profit declined 6%, primarily reflecting higher commodity costs, which reduced operating profit by 12 percentage points, as well as certain operating cost increases including strategic initiatives, higher selling and distribution expenses and higher advertising and marketing expenses, partially offset by the net revenue growth and planned cost reductions across a number of expense categories. The impact of more-favorable settlements of promotional spending accruals in the current year positively contributed 2 percentage points to operating profit performance and the impact of incremental investments into our business negatively impacted operating profit performance by 4 percentage points. Unfavorable foreign exchange and the items affecting comparability in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 3 percentage points and 1 percentage point, respectively.

24 Weeks

Net revenue increased 2%, primarily reflecting effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by nearly 2 percentage points.

Snacks volume grew 3.5%, primarily reflecting double-digit growth in South Africa, high-single-digit growth in the Netherlands and mid-single-digit growth in Turkey, partially offset by a low-single-digit decline in Spain. Additionally, the United Kingdom and Russia both experienced low-single-digit growth.

Beverage volume was even with the prior year, primarily reflecting low-single-digit growth in Russia, mid-single-digit growth in Turkey and a slight increase in Germany, offset by a low-single-digit decline in the United Kingdom.

Operating profit declined 4%, primarily reflecting higher commodity costs, which reduced operating profit by 14 percentage points, as well as certain operating cost increases including strategic initiatives and increased advertising and marketing expenses, partially offset by the net revenue growth and planned cost reductions across a number of expense categories. The impact of more-favorable settlements of promotional spending accruals in the current year positively contributed 3 percentage points to operating profit performance, offset by incremental investments into our business, which negatively impacted operating profit performance by 3 percentage points. In addition, a pricing adjustment for certain commodity purchases negatively impacted operating profit performance by 2 percentage points. The items affecting comparability in the above table (see “Items Affecting Comparability”) and unfavorable foreign exchange each negatively impacted operating profit performance by 2 percentage points.

Asia, Middle East & Africa

	12 Weeks Ended		%	24 Weeks Ended		%
	6/15/13	6/16/12	Change	6/15/13	6/16/12	Change
Net revenue	$1,869	$1,765	6	$2,964	$3,032	(2)
Impact of foreign exchange translation			3			2
Net revenue growth, on a constant currency basis (a)			9			—

Operating profit	$524	$165	217	$708	$313	126
Restructuring and impairment charges	1	8		2	17
Restructuring and other charges related to the transaction with Tingyi	—	137		—	137
Operating profit excluding above items (a)	$525	$310	69	$710	$467	52
Impact of foreign exchange translation			2			2
Operating profit growth excluding above items, on a constant currency basis (a)			71			54
(a) See "Non-GAAP Measures."

12 Weeks

Net revenue grew 6%, reflecting favorable effective net pricing and volume growth, partially offset by the impact of the prior year transaction with Tingyi and the beverage refranchising in our Vietnam business (see Note 12 to our condensed consolidated financial statements). These transactions each negatively impacted net revenue performance by 3 percentage points. Unfavorable foreign currency reduced net revenue growth by nearly 3 percentage points.
Snacks volume grew 6%, driven by double-digit growth in China, high-single-digit growth in India and Thailand and mid-single-digit growth in the Middle East, partially offset by a double-digit decline in Australia.
Beverage volume grew 21%, driven by double-digit growth in China (including new co-branded juice products distributed through our strategic alliance with Tingyi) and double-digit growth in Pakistan and India, partially offset by a double-digit decline in Thailand. The Tingyi co-branded volume contributed 12 percentage points to AMEA's beverage volume growth. Additionally, the Middle East experienced mid-single-digit growth.

Operating profit grew 217%, reflecting the impact of restructuring and other charges related to the prior year transaction with Tingyi included in the above table (see “Items Affecting Comparability”) and a one-time gain of $137 million associated with the Vietnam beverage refranchising (which contributed 83 percentage points to reported operating profit growth). Excluding items affecting comparability, operating profit grew 69%, reflecting the one-time gain associated with the Vietnam beverage refranchising (which contributed 44 percentage points to operating profit growth excluding items affecting comparability). Operating profit performance also reflected the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign currency reduced operating profit growth by 2 percentage points.

24 Weeks

Net revenue declined 2%, reflecting the impact of the prior year transaction with Tingyi, the Vietnam beverage refranchising and the prior year deconsolidation of International Dairy and Juice Limited, which negatively impacted net revenue performance by 12 percentage points, 2 percentage points and 1 percentage point, respectively. These impacts were partially offset by volume growth and favorable effective net pricing. Unfavorable foreign currency negatively impacted net revenue performance by over 2 percentage points.
Snacks volume grew 9%, reflecting double-digit growth in China and in the Middle East and high-single-digit growth in India, partially offset by a high-single-digit decline in Australia. Additionally, Thailand experienced mid-single-digit growth.
Beverage volume grew 19%, driven by double-digit growth in China (including the new co-branded juice products distributed through our strategic alliance with Tingyi) and double-digit growth in Pakistan, partially offset by a double-digit decline in Thailand. The Tingyi co-branded volume contributed 10 percentage points to AMEA's beverage volume growth. Additionally, India and the Middle East both experienced high-single-digit growth.
Operating profit grew 126%, reflecting the impact of restructuring and other charges related to the prior year transaction with Tingyi included in the above table (see “Items Affecting Comparability”) and a one-time gain of $137 million associated with the Vietnam beverage refranchising (which contributed 44 percentage points to reported operating profit growth). Excluding items affecting comparability, operating profit grew 52%, reflecting the one-time gain associated with the Vietnam beverage refranchising (which contributed

29 percentage points to operating profit growth excluding items affecting comparability). Operating profit performance also reflected the volume growth, effective net pricing and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign currency reduced operating profit growth by nearly 2 percentage points.

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
As of June 15, 2013, we had cash, cash equivalents and short-term investments of $7.2 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars to 6.3 bolivars per dollar. As of June 15, 2013, our operations in Venezuela comprised approximately 5% of our cash and cash equivalents balance. For additional information on the impact of the devaluation, see "Our Business Risks" and "Items Affecting Comparability."
Operating Activities
During the 24 weeks in 2013, net cash provided by operating activities was $3.0 billion, compared to net cash provided of $1.2 billion in the prior year period. The change in operating cash flow primarily reflects the discretionary pension and retiree medical contributions of $1.0 billion ($770 million after-tax) made in the prior year and working capital improvements.
Also see "Management Operating Cash Flow" below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 24 weeks in 2013, net cash used for investing activities was $786 million, primarily reflecting $881 million for net capital spending, partially offset by $174 million of proceeds related to divestitures, primarily the Vietnam beverage refranchising.
We expect 2013 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 24 weeks in 2013, net cash used for financing activities was $527 million, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $2.7 billion, mostly offset by stock option activity of $906 million, net proceeds from short-term borrowings of $753 million and net proceeds from long-term debt of $546 million.

We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. In the first quarter of 2013, we approved a new share repurchase program providing for the repurchase of up to $10 billion of PepsiCo common stock from July 1, 2013 through June 30, 2016, which succeeded the current repurchase program that expired on June 30, 2013. In addition, we announced a 5.6% increase in our annualized dividend to $2.27 per share from $2.15 per share, effective with the dividend paid in June 2013. Under these programs, we expect to return a total of $6.4 billion to shareholders in 2013 through dividends of approximately $3.4 billion and share repurchases of approximately $3.0 billion.
Management Operating Cash Flow
We focus on management operating cash flow as an important element in evaluating our performance. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below) in evaluating management operating cash flow. We believe investors should consider these items in evaluating our management operating cash flow results. Management operating cash flow excluding certain items is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by U.S GAAP. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures.

The table below reconciles net cash provided by operating activities, as reflected in our statement of cash flows, to our management operating cash flow excluding the impact of the items below.

	24 Weeks Ended
	6/15/13	6/16/12
Net cash provided by operating activities	$3,015	$1,247
Capital spending	(911)	(901)
Sales of property, plant and equipment	30	42
Management operating cash flow	2,134	388
Discretionary pension and retiree medical contributions (after-tax)	13	770
Merger and integration payments (after-tax)	15	34
Payments related to restructuring charges (after-tax)	71	100
Payments related to income tax settlements	102	—
Capital investments related to the PBG/PAS integration	—	8
Net capital investments related to restructuring plan	(4)	5
Payments for restructuring and other charges related to the transaction with Tingyi	18	88
Management operating cash flow excluding above items	$2,349	$1,393
In all periods presented, management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining credit ratings that provide us with ready access to global capital and credit markets. However, see "Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks", included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for certain factors that may impact our operating cash flows.

Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See "Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks", included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PepsiCo, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 15, 2013, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 15, 2013 and June 16, 2012, and the related Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 15, 2013 and June 16, 2012. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.'s management.
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
July 24, 2013

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
During our second fiscal quarter of 2013, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended June 15, 2013, under the $15.0 billion repurchase program authorized by our Board of Directors and publicly announced on March 15, 2010, and which expired on June 30, 2013, is set forth in the following table. All such shares of common stock were repurchased pursuant to this authorization in open market transactions. In addition, in the first quarter of 2013, we announced a new $10 billion repurchase program for repurchases of our common stock that commenced on July 1, 2013 and expires on June 30, 2016.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (a)
3/23/13				$7,202

3/24/13 - 4/20/13	—	$—	—	—
				7,202
4/21/13 - 5/18/13	1.1	$83.46	1.1	(89)
				7,113
5/19/13 - 6/15/13	5.0	$81.89	5.0	(408)
Total	6.1	$82.17	6.1	$6,705

(a) Maximum does not include shares authorized for repurchase under the $10 billion share repurchase program that commenced on July 1, 2013 and expires on June 30, 2016.

PepsiCo also repurchases shares of its convertible preferred stock from an ESOP fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the second quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/24/13 - 4/20/13	2,700	$388.51	N/A	N/A

4/21/13 - 5/18/13	2,200	$411.04	N/A	N/A

5/19/13 - 6/15/13	1,300	$407.47	N/A	N/A
Total	6,200	$400.48	N/A	N/A

ITEM 6. Exhibits

See “Index to Exhibits” on page 51.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 24, 2013	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	July 24, 2013	/s/ Kelly Mahon Tullier
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

Exhibit 10.1
U.S. $2,875,000,000 Five-Year Credit Agreement, dated as of June 10, 2013, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2013.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.