Form 10-Q
period 2013-09-07
PEPSICO INC
filed 2013-10-16
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2013 (36 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of October 9, 2013: 1,533,599,526

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Net Revenue	$16,909	$16,652	$46,297	$45,538
Cost of sales	7,946	7,833	21,678	21,637
Selling, general and administrative expenses	6,158	5,992	17,237	16,920
Amortization of intangible assets	25	27	75	82
Operating Profit	2,780	2,800	7,307	6,899
Interest expense	(220)	(204)	(642)	(611)
Interest income and other	17	23	62	47
Income before income taxes	2,577	2,619	6,727	6,335
Provision for income taxes	654	706	1,694	1,788
Net income	1,923	1,913	5,033	4,547
Less: Net income attributable to noncontrolling interests	10	11	35	30
Net Income Attributable to PepsiCo	$1,913	$1,902	$4,998	$4,517
Net Income Attributable to PepsiCo per Common Share
Basic	$1.24	$1.22	$3.23	$2.89
Diluted	$1.23	$1.21	$3.20	$2.86
Weighted-average common shares outstanding
Basic	1,542	1,556	1,545	1,562
Diluted	1,561	1,575	1,564	1,580
Cash dividends declared per common share	$0.5675	$0.5375	$1.6725	$1.59

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 9/7/2013				36 Weeks Ended 9/7/2013
	Pre-tax amounts		Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income				$1,923			$5,033
Other Comprehensive Loss
Currency translation adjustment	$(700)		$—	(700)	$(1,653)	$—	(1,653)
Cash flow hedges:
Reclassification of net losses to net income	21		(7)	14	72	(26)	46
Net derivative gains/(losses)	4		(4)	—	(14)	12	(2)
Pension and retiree medical:
Reclassification of net losses to net income	82		(29)	53	245	(83)	162
Remeasurement of net liabilities and translation	(9)		3	(6)	36	(10)	26
Unrealized gains on securities	9		(4)	5	28	(14)	14
Other	1	—	—	1	—	(16)	(16)
Total Other Comprehensive Loss	$(592)		$(41)	(633)	$(1,286)	$(137)	(1,423)
Comprehensive income				1,290			3,610
Comprehensive income attributable to noncontrolling interests				(9)			(32)
Comprehensive Income Attributable to PepsiCo				$1,281			$3,578

	12 Weeks Ended 9/8/2012			36 Weeks Ended 9/8/2012
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,913			$4,547
Other Comprehensive Income
Currency translation adjustment	$530	$—	530	$(14)	$—	(14)
Cash flow hedges:
Reclassification of net losses to net income	20	(7)	13	58	(21)	37
Net derivative losses	(13)	(2)	(15)	(50)	10	(40)
Pension and retiree medical:
Reclassification of net losses to net income	69	(24)	45	209	(71)	138
Remeasurement of net liabilities and translation	(29)	7	(22)	(28)	6	(22)
Unrealized (losses)/gains on securities	(1)	—	(1)	2	—	2
Other	—	—	—	—	36	36
Total Other Comprehensive Income	$576	$(26)	550	$177	$(40)	137
Comprehensive income			2,463			4,684
Comprehensive income attributable to noncontrolling interests			(11)			(24)
Comprehensive Income Attributable to PepsiCo			$2,452			$4,660

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	36 Weeks Ended
	9/7/2013	9/8/2012
Operating Activities
Net income	$5,033	$4,547
Depreciation and amortization	1,815	1,837
Stock-based compensation expense	219	193
Merger and integration charges	9	7
Cash payments for merger and integration charges	(21)	(57)
Restructuring and impairment charges	37	193
Cash payments for restructuring charges	(100)	(243)
Restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	163
Cash payments for restructuring and other charges related to the transaction with Tingyi	(26)	(98)
Non-cash foreign exchange loss related to Venezuela devaluation	111	—
Excess tax benefits from share-based payment arrangements	(94)	(89)
Pension and retiree medical plan contributions	(208)	(1,253)
Pension and retiree medical plan expenses	462	414
Deferred income taxes and other tax charges and credits	(66)	283
Change in accounts and notes receivable	(1,262)	(1,300)
Change in inventories	(337)	(234)
Change in prepaid expenses and other current assets	(156)	(83)
Change in accounts payable and other current liabilities	734	281
Change in income taxes payable	811	736
Other, net	(299)	(179)
Net Cash Provided by Operating Activities	6,662	5,118
Investing Activities
Capital spending	(1,497)	(1,409)
Sales of property, plant and equipment	51	58
Cash payments related to the transaction with Tingyi	(3)	(298)
Acquisitions and investments in noncontrolled affiliates	(82)	(76)
Divestitures	174	7
Short-term investments, by original maturity – three months or less, net	(8)	(21)
Other investing, net	(13)	11
Net Cash Used for Investing Activities	(1,378)	(1,728)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	36 Weeks Ended
	9/7/2013	9/8/2012
Financing Activities
Proceeds from issuances of long-term debt	$4,185	$5,207
Payments of long-term debt	(2,954)	(1,357)
Short-term borrowings, by original maturity
More than three months – proceeds	2	53
More than three months – payments	(476)	(213)
Three months or less, net	662	(2,034)
Cash dividends paid	(2,558)	(2,470)
Share repurchases – common	(2,041)	(2,328)
Share repurchases – preferred	(5)	(5)
Proceeds from exercises of stock options	991	927
Excess tax benefits from share-based payment arrangements	94	89
Acquisition of noncontrolling interests	(20)	(15)
Other financing	(15)	(18)
Net Cash Used for Financing Activities	(2,135)	(2,164)
Effect of exchange rate changes on cash and cash equivalents	(242)	16
Net Increase in Cash and Cash Equivalents	2,907	1,242
Cash and Cash Equivalents, Beginning of Year	6,297	4,067
Cash and Cash Equivalents, End of Period	$9,204	$5,309

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	9/7/2013	12/29/2012
Assets
Current Assets
Cash and cash equivalents	$9,204	$6,297
Short-term investments	355	322
Accounts and notes receivable, less allowance: 9/13 – $155, 12/12 – $157	8,088	7,041
Inventories
Raw materials	1,791	1,875
Work-in-process	253	173
Finished goods	1,694	1,533
	3,738	3,581
Prepaid expenses and other current assets	1,546	1,479
Total Current Assets	22,931	18,720
Property, Plant and Equipment	35,914	36,162
Accumulated Depreciation	(17,842)	(17,026)
	18,072	19,136
Amortizable Intangible Assets, net	1,662	1,781
Goodwill	16,534	16,971
Other Nonamortizable Intangible Assets	14,300	14,744
Nonamortizable Intangible Assets	30,834	31,715
Investments in Noncontrolled Affiliates	1,823	1,633
Other Assets	1,492	1,653
Total Assets	$76,814	$74,638

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	9/7/2013	12/29/2012
Liabilities and Equity
Current Liabilities
Short-term obligations	$5,256	$4,815
Accounts payable and other current liabilities	12,214	11,903
Income taxes payable	998	371
Total Current Liabilities	18,468	17,089
Long-Term Debt Obligations	24,293	23,544
Other Liabilities	6,604	6,543
Deferred Income Taxes	5,047	5,063
Total Liabilities	54,412	52,239
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(169)	(164)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,537 and 1,544 shares, respectively)	26	26
Capital in excess of par value	4,040	4,178
Retained earnings	45,554	43,158
Accumulated other comprehensive loss	(6,907)	(5,487)
Repurchased common stock, in excess of par value (329 and 322 shares, respectively)	(20,299)	(19,458)
Total PepsiCo Common Shareholders’ Equity	22,414	22,417
Noncontrolling interests	116	105
Total Equity	22,402	22,399
Total Liabilities and Equity	$76,814	$74,638

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/7/2013		9/8/2012
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(164)	(0.6)	(157)
Redemptions	—	(5)	—	(5)
Balance, end of period	(0.6)	(169)	(0.6)	(162)
Common Stock
Balance, beginning of year	1,544	26	1,565	26
Repurchased common stock	(7)	—	(13)	—
Balance, end of period	1,537	26	1,552	26
Capital in Excess of Par Value
Balance, beginning of year		4,178		4,461
Stock-based compensation expense		219		193
Stock option exercises/RSUs converted (a)		(266)		(384)
Withholding tax on RSUs converted		(77)		(65)
Other		(14)		(26)
Balance, end of period		4,040		4,179
Retained Earnings
Balance, beginning of year		43,158		40,316
Net income attributable to PepsiCo		4,998		4,517
Cash dividends declared – common		(2,583)		(2,482)
Cash dividends declared – preferred		—		(1)
Cash dividends declared – RSUs		(19)		(18)
Balance, end of period		45,554		42,332
Accumulated Other Comprehensive Loss
Balance, beginning of year		(5,487)		(6,229)
Currency translation adjustment		(1,650)		(8)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		46		37
Net derivative losses		(2)		(40)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		162		138
Remeasurement of net liabilities and translation		26		(22)
Unrealized gains on securities, net of tax		14		2
Other		(16)		36
Balance, end of period		(6,907)		(6,086)
Repurchased Common Stock
Balance, beginning of year	(322)	(19,458)	(301)	(17,870)
Share repurchases	(27)	(2,125)	(35)	(2,387)
Stock option exercises	18	1,146	20	1,225
Other	2	138	2	141
Balance, end of period	(329)	(20,299)	(314)	(18,891)
Total PepsiCo Common Shareholders’ Equity		22,414		21,560
Noncontrolling Interests
Balance, beginning of year		105		311
Net income attributable to noncontrolling interests		35		30
Distributions to noncontrolling interests		(15)		(15)
Currency translation adjustment		(3)		(6)
Acquisitions and divestitures		(6)		(175)
Balance, end of period		116		145
Total Equity		$22,402		$21,584

(a)	Includes total tax benefits of $32 million in 2013 and $57 million in 2012.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation and Our Divisions

Basis of Presentation

When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its divisions and subsidiaries.
Our Condensed Consolidated Balance Sheet as of September 7, 2013, Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 7, 2013 and September 8, 2012 and Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 7, 2013 and September 8, 2012 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the full year.
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
Our Divisions
We are organized into four business units, as follows:

1.	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe, which includes all beverage, food and snack businesses in Europe and South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

	12 Weeks Ended		36 Weeks Ended
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Net Revenue
FLNA	$3,424	$3,269	$9,879	$9,472
QFNA	604	615	1,815	1,821
LAF	2,049	1,883	5,532	5,066
PAB	5,406	5,530	15,086	15,330
Europe	3,818	3,691	9,413	9,153
AMEA	1,608	1,664	4,572	4,696
	$16,909	$16,652	$46,297	$45,538

	12 Weeks Ended		36 Weeks Ended
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Operating Profit
FLNA	$977	$917	$2,711	$2,532
QFNA	137	154	450	495
LAF	295	219	829	673
PAB	843	837	2,290	2,202
Europe	501	483	1,014	1,017
AMEA	295	317	1,003	630
Total division	3,048	2,927	8,297	7,549
Corporate Unallocated
Mark-to-market net (losses)/gains	(19)	121	(74)	126
Merger and integration charges	—	2	—	—
Restructuring and impairment charges	1	(7)	(1)	(8)
Venezuela currency devaluation	—	—	(124)	—
Other	(250)	(243)	(791)	(768)
	$2,780	$2,800	$7,307	$6,899

	Total Assets
	9/7/2013	12/29/2012
FLNA	$5,424	$5,332
QFNA	1,016	966
LAF	4,704	4,993
PAB	31,145	30,899
Europe	18,902	19,218
AMEA	5,496	5,738
Total division	66,687	67,146
Corporate (a)	10,127	7,492
	$76,814	$74,638

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments and property, plant and equipment.

Note 2 - Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance are effective as of the beginning of our 2014 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of the items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of our 2013 fiscal year. Accordingly, we have included enhanced footnote disclosure for the 12 and 36 weeks ended September 7, 2013 in Note 9.
In July 2012, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective for, and had no impact on, our 2013 annual indefinite-lived intangible asset impairment test results.
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

Note 3 - Restructuring, Impairment and Integration Charges

In the 12 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $7 million ($6 million after-tax with a nominal amount per share) in conjunction with our multi-year productivity plan (Productivity Plan). In the 36 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $37 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. The majority of cash payments related to these charges are expected to be paid by the end of 2013.
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
A summary of our Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
FLNA	$1	$8	$5	$40
QFNA	—	1	—	7
LAF	1	29	6	41
PAB	3	33	8	76
Europe (a)	2	(1)	14	(2)
AMEA	1	6	3	23
Corporate (a)	(1)	7	1	8
	$7	$83	$37	$193

(a)	Income amounts represent adjustments of previously recorded amounts.
A summary of our Productivity Plan activity in 2013 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 29, 2012	$91	$—	$36	$127
2013 restructuring charges	12	1	24	37
Cash payments	(71)	—	(29)	(100)
Non-cash charges and other	(4)	(1)	(6)	(11)
Liability as of September 7, 2013	$28	$—	$25	$53

In the 12 weeks and 36 weeks ended September 7, 2013, we incurred merger and integration charges of $9 million ($7 million after-tax with a nominal amount per share) related to our acquisition of Wimm-Bill-Dann Foods OJSC (WBD), all of which were recorded in selling, general and administrative expenses in the Europe segment. Substantially all cash payments related to these charges are expected to be paid by the end of 2013.
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
A summary of our merger and integration activity in 2013 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 29, 2012	$18	$—	$6	$24
2013 merger and integration charges (a)	(2)	8	3	9
Cash payments	(14)	—	(7)	(21)
Non-cash charges and other	(1)	(8)	—	(9)
Liability as of September 7, 2013	$1	$—	$2	$3

(a)	Income amounts represent adjustments of previously recorded amounts.

Note 4 - Intangible Assets

	9/7/2013			12/29/2012
Amortizable intangible assets, net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$910	$(78)	$832	$931	$(67)	$864
Reacquired franchise rights	108	(80)	28	110	(68)	42
Brands	1,392	(981)	411	1,422	(980)	442
Other identifiable intangibles	675	(284)	391	736	(303)	433
	$3,085	$(1,423)	$1,662	$3,199	$(1,418)	$1,781

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Acquisitions/ (Divestitures)	Translation and Other	Balance
	12/29/2012			9/7/2013
FLNA
Goodwill	$316	$—	$(8)	$308
Brands	31	—	(2)	29
	347	—	(10)	337

QFNA
Goodwill	175	—	—	175

LAF
Goodwill	716	—	(53)	663
Brands	223	—	(17)	206
	939	—	(70)	869

PAB
Goodwill	9,988	15	(39)	9,964
Reacquired franchise rights	7,337	4	(52)	7,289
Acquired franchise rights	1,573	(8)	(10)	1,555
Brands	153	—	(7)	146
	19,051	11	(108)	18,954

Europe
Goodwill	5,214	—	(285)	4,929
Reacquired franchise rights	772	—	(35)	737
Acquired franchise rights	223	—	—	223
Brands	4,284	—	(297)	3,987
	10,493	—	(617)	9,876

AMEA
Goodwill	562	(4)	(63)	495
Brands	148	—	(20)	128
	710	(4)	(83)	623

Total goodwill	16,971	11	(448)	16,534
Total reacquired franchise rights	8,109	4	(87)	8,026
Total acquired franchise rights	1,796	(8)	(10)	1,778
Total brands	4,839	—	(343)	4,496
	$31,715	$7	$(888)	$30,834

Note 5 - Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	9/7/2013	12/29/2012
Balance, beginning of year	$2,425	$2,167
Additions for tax positions related to the current year	177	275
Additions for tax positions from prior years	138	161
Reductions for tax positions from prior years	(110)	(172)
Settlement payments	(211)	(17)
Statute of limitations expiration	(26)	(3)
Translation and other	(7)	14
Balance, end of period	$2,386	$2,425

In the fourth quarter of 2013, we reached an agreement with the Internal Revenue Service resolving all open matters related to the audits for taxable years 2003 through 2009. As a result, we expect to make net cash tax payments of approximately $700 million that will reduce our net cash provided by operating activities and our reserves for uncertain tax positions for various jurisdictions in the fourth quarter of 2013. In addition, as previously disclosed, we believe it is reasonably possible that our reserves for uncertain tax positions could be further impacted in the fourth quarter of 2013.
Note 6 - Stock-Based Compensation

The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Stock-based compensation expense	$70	$68	$219	$193
Merger and integration charges	—	1	—	2
Restructuring and impairment benefits	—	—	—	(7)
Total	$70	$69	$219	$188
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/7/2013	9/8/2012
Expected life	6 years	6 years
Risk free interest rate	1.0%	1.3%
Expected volatility (a)	17%	17%
Expected dividend yield	2.7%	3.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
For the 12 weeks ended September 7, 2013, our grants of stock options, restricted stock units (RSUs) and PepsiCo equity performance units (PEPUnits) were nominal. For the 36 weeks ended September 7, 2013, we granted 2.7 million stock options, 4.2 million RSUs and 0.4 million PEPUnits at weighted-average grant prices of $76.22, $76.35 and $75.75, respectively, under the terms of our 2007 Long-Term Incentive Plan.

For the 12 weeks ended September 8, 2012, our grants of stock options, RSUs and PEPUnits were nominal. For the 36 weeks ended September 8, 2012, we granted 3.6 million stock options, 4.3 million RSUs and 0.4 million PEPUnits at weighted-average grant prices of $66.94, $66.51 and $66.70, respectively, under the terms of our 2007 Long-Term Incentive Plan.

Note 7 - Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/7/2013	9/8/2012	9/7/2013	9/8/2012	9/7/2013	9/8/2012
	U.S.		International
Service cost	$107	$93	$28	$23	$10	$12
Interest cost	122	124	29	27	13	15
Expected return on plan assets	(190)	(183)	(39)	(34)	(6)	(5)
Amortization of prior service cost/(benefit)	4	4	—	—	(6)	(6)
Amortization of net losses	67	60	17	13	—	—
	110	98	35	29	11	16
Settlement/curtailment gain	—	—	—	(2)	—	—
Special termination benefits	—	2	—	—	—	—
Total expense	$110	$100	$35	$27	$11	$16

	36 Weeks Ended
	Pension				Retiree Medical
	9/7/2013	9/8/2012	9/7/2013	9/8/2012	9/7/2013	9/8/2012
	U.S.		International
Service cost	$323	$282	$77	$65	$31	$35
Interest cost	365	370	81	75	38	45
Expected return on plan assets	(570)	(550)	(109)	(95)	(18)	(15)
Amortization of prior service cost/(benefit)	13	12	1	1	(16)	(18)
Amortization of net losses	200	179	46	35	—	—
	331	293	96	81	35	47
Settlement/curtailment (gain)/loss	—	(7)	1	1	—	—
Special termination benefits	3	6	—	—	—	4
Total expense	$334	$292	$97	$82	$35	$51

During the first quarter of 2013, we made discretionary contributions of $13 million to our international pension plans. During the first quarter of 2012, we made discretionary contributions of $860 million to our U.S. pension plans and $140 million to our U.S. retiree medical plans.

Note 8 - Debt Obligations and Commitments

In the first quarter of 2013, we issued:

•	$625 million of floating rate notes maturing in February 2016, which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 21 basis points;

•	$625 million of 0.700% senior notes maturing in February 2016; and

•	$1.250 billion of 2.750% senior notes maturing in March 2023.
In the third quarter of 2013, we issued:

•	$850 million of floating rate notes maturing in July 2015 (2015 Notes), which bear interest at a rate equal to three-month LIBOR plus 20 basis points; and

•	$850 million of 2.250% senior notes maturing in January 2019 (2019 Notes).
The net proceeds from the issuances of the notes in the first quarter were used for general corporate purposes, including the repayment of commercial paper. The net proceeds from the issuances of the notes in the third quarter were primarily used for the redemption of our outstanding 3.75% senior notes maturing in March 2014 (2014 Notes), as described below, with the remainder used for general corporate purposes, including the repayment of commercial paper. In the third quarter of 2013, we exercised our option to redeem all of our outstanding 2014 Notes, using approximately $1 billion of the net proceeds from the 2015 Notes and 2019 Notes issued in the quarter.
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
The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $2.925 billion Four-Year Credit Agreement dated as of June 14, 2011 and our $2.925 billion 364-Day Credit Agreement dated as of June 14, 2011. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes of PepsiCo and our subsidiaries.
As of September 7, 2013, we had $2.0 billion of commercial paper outstanding.

Long-Term Contractual Commitments (a)

	Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	2018 and beyond
Long-term debt obligations (b)	$23,826	$—	$4,092	$4,355	$15,379
Interest on debt obligations (c)	8,571	291	1,597	1,357	5,326
Operating leases	1,991	138	735	428	690
Purchasing commitments (d)	2,074	300	1,177	289	308
Marketing commitments (d)	2,230	96	668	505	961
	$38,692	$825	$8,269	$6,934	$22,664

(a)
Based on quarter-end foreign exchange rates. We expect to make net cash tax payments of approximately $700 million in the fourth quarter of 2013, as discussed further in Note 5. Reserves for uncertain tax positions are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of any other settlements.

(b)
Excludes $3,174 million related to current maturities of long-term debt, $249 million related to the fair value step-up of debt acquired in connection with our acquisitions of The Pepsi Bottling Group, Inc. (PBG) and PepsiAmericas, Inc. (PAS) in February 2010 and $218 million related to the increase in carrying value of long-term debt reflecting the gains on our fair value interest rate swaps.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of September 7, 2013.

(d)	Primarily reflects non-cancelable commitments as of September 7, 2013.

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

Note 9 - Accumulated Other Comprehensive Loss

The following table summarizes the reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income for the 12 and 36 weeks ended September 7, 2013:

	12 Weeks Ended	36 Weeks Ended
	9/7/2013	9/7/2013
	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Income

Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$2	$6	Cost of sales
Interest rate derivatives	8	41	Interest expense
Commodity contracts	12	26	Cost of sales
Commodity contracts	(1)	(1)	Selling, general and administrative expenses
Net losses before tax	21	72
Tax amounts	(7)	(26)
Net losses after tax	$14	$46

Amortization of pension and retiree medical items:
Net prior service benefit (a)	$(2)	$(2)
Net actuarial losses (a)	84	247
Net losses before tax	82	245
Tax amounts	(29)	(83)
Net losses after tax	$53	$162

Total net losses reclassified for the period, net of tax	$67	$208

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).
Note 10 - Financial Instruments

We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange risks and currency restrictions; and

•	interest rates.
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
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, energy and metals. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $32 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period and reflected in corporate unallocated expenses.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $512 million as of September 7, 2013 and $488 million as of September 8, 2012.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $947 million as of September 7, 2013 and $636 million as of September 8, 2012.

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
Our foreign currency derivatives had a total face value of $2.8 billion as of September 7, 2013 and $2.5 billion as of September 8, 2012. During the next 12 months, we expect to reclassify net gains of $30 million related to foreign currency contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Ineffectiveness was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
Interest Rates
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross currency interest rate swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.
The notional amounts of the interest rate derivative instruments outstanding as of September 7, 2013 and September 8, 2012 were $7.1 billion and $7.3 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.
As of September 7, 2013, approximately 23% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 27% as of December 29, 2012.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 7, 2013 and September 8, 2012 are categorized as follows:

	2013		2012
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities (b)	$105	$—	$61	$—
Short-term investments – index funds (c)	$169	$—	$164	$—
Prepaid forward contracts (d)	$38	$—	$41	$—
Deferred compensation (e)	$—	$486	$—	$503
Derivatives designated as fair value hedging instruments:
Interest rate derivatives (f)	$167	$5	$293	$—
Derivatives designated as cash flow hedging instruments:
Interest rate derivatives (f)	$3	$—	$—	$—
Foreign exchange contracts (g)	33	3	10	31
Commodity contracts (h)	6	36	13	38
	$42	$39	$23	$69
Derivatives not designated as hedging instruments:
Interest rate derivatives (f)	$64	$89	$128	$159
Foreign exchange contracts (g)	27	12	30	6
Commodity contracts (h)	16	97	84	25
	$107	$198	$242	$190
Total derivatives at fair value	$316	$242	$558	$259
Total	$628	$728	$824	$762

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

(e)
Based on the fair value of investments corresponding to employees’ investment elections. As of September 7, 2013, all balances are categorized as Level 2 liabilities. As of September 8, 2012, $11 million are categorized as Level 1 liabilities and the remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates and recently reported market transactions of spot and forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on recently reported market transactions, primarily swap arrangements.
The fair value of our debt obligations as of September 7, 2013 was $30 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax (gains)/losses on our derivative instruments is categorized in the tables below.

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement (a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/7/2013	9/8/2012	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Foreign exchange contracts	$(8)	$(9)	$(5)	$41	$2	$(6)
Interest rate derivatives	53	(5)	(9)	—	8	6
Commodity contracts	36	(99)	10	(28)	11	20
Total	$81	$(113)	$(4)	$13	$21	$20

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement (a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/7/2013	9/8/2012	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Foreign exchange contracts	$(3)	$(16)	$(38)	$37	$6	$(4)
Interest rate derivatives	104	3	3	4	41	15
Commodity contracts	85	(76)	49	9	25	47
Total	$186	$(89)	$14	$50	$72	$58

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

(b)	Interest rate derivatives losses are included in interest expense. All other gains/losses are primarily included in cost of sales.

Note 11 - Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/7/2013		9/8/2012
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$1,913		$1,902
Preferred shares:
Dividends	—		—
Redemption premium	—		(1)
Net income available for PepsiCo common shareholders	$1,913	1,542	$1,901	1,556
Basic net income attributable to PepsiCo per common share	$1.24		$1.22
Net income available for PepsiCo common shareholders	$1,913	1,542	$1,901	1,556
Dilutive securities:
Stock options and RSUs (b)	—	18	—	18
Employee stock ownership plan (ESOP) convertible preferred stock	—	1	1	1
Diluted	$1,913	1,561	$1,902	1,575
Diluted net income attributable to PepsiCo per common share	$1.23		$1.21

	36 Weeks Ended
	9/7/2013		9/8/2012
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$4,998		$4,517
Preferred shares:
Dividends	(1)		(1)
Redemption premium	(4)		(4)
Net income available for PepsiCo common shareholders	$4,993	1,545	$4,512	1,562
Basic net income attributable to PepsiCo per common share	$3.23		$2.89
Net income available for PepsiCo common shareholders	$4,993	1,545	$4,512	1,562
Dilutive securities:
Stock options and RSUs (b)	—	18	—	17
ESOP convertible preferred stock	5	1	5	1
Diluted	$4,998	1,564	$4,517	1,580
Diluted net income attributable to PepsiCo per common share	$3.20		$2.86

(a)	Weighted-average common shares outstanding (in millions).

(b)
For the 12 weeks ended September 7, 2013, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options during the period. Options to purchase 0.9 million shares for the 36 weeks ended September 7, 2013 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $75.69. Options to purchase 0.6 million and 13.5 million shares, respectively, for the 12 and 36 weeks ended September 8, 2012 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options for the 12 and 36 weeks ended September 8, 2012 had average exercise prices of $72.26 and $67.51, respectively.

Note 12 - Divestitures

Suntory Holdings Limited

During our second quarter of 2013, as part of the refranchising of our beverage business in Vietnam, we completed a transaction with Suntory Holdings Limited. Under the terms of the agreement, we sold a controlling interest in our Vietnam bottling operations. The new alliance will serve as the franchise bottler for both companies. In our second quarter 2013 results, we recorded a pre- and after-tax gain of $137 million (or $0.09 per share) associated with this transaction.
Tingyi-Asahi Beverages Holding Co. Ltd.
On March 31, 2012, we completed a transaction with Tingyi. Under the terms of the agreement, we contributed our company-owned and joint venture bottling operations in China to Tingyi’s beverage subsidiary, Tingyi-Asahi Beverages Holding Co. Ltd. (TAB), and received as consideration a 5% indirect equity interest in TAB. As a result of this transaction, TAB is now our franchise bottler in China. We also have a call option to increase our indirect holding in TAB to 20% by 2015. We recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share), primarily consisting of employee-related charges, in our 2012 results, of which $137 million ($163 million after-tax or $0.10 per share) was recorded in our results for the 36 weeks ended September 8, 2012. This charge is reflected in items affecting comparability. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For interim reporting, our policy is to allocate our forecasted full-year sales incentives for most of our programs to each of our interim reporting periods in the same year that benefits from the programs. The allocation methodology is based on our forecasted sales incentives for the full year and the proportion of each interim period’s actual gross revenue or volume, as applicable, to our forecasted annual gross revenue or volume, as applicable. Based on our review of the forecasts at each interim period, any changes in estimates and the related allocation of sales incentives are recognized in the interim period as they are identified. In addition, we apply a similar allocation methodology for interim reporting purposes for other marketplace spending, which includes the costs of advertising and other marketing activities.
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
Our operations outside of the U.S. generated 48% of our net revenue in the 36 weeks ended September 7, 2013. As a result, we are exposed to foreign currency risks and unstable economic and political conditions and civil unrest in the markets in which we operate. During 2012 and 2013, certain countries in Europe continued to experience debt and credit issues as well as currency fluctuations and, as a result, the operating environment in Europe remains challenging. In addition, continued political and civil unrest in the Middle East continues to result in a challenging operating environment in this region. We continue to monitor the economic and operating environment in these regions closely and have identified actions to potentially mitigate the unfavorable impact, if any, on the balance of our 2013 year financial results. In the 12 weeks ended September 7, 2013, unfavorable foreign currency decreased net revenue growth by 1 percentage point, primarily due to depreciation of the Venezuelan bolivar fuerte (bolivar), the Canadian dollar, the Brazilian real and the Egyptian pound, partially offset by appreciation of the Mexican peso. In the 36 weeks ended September 7, 2013, unfavorable foreign currency decreased net revenue growth by 1 percentage point, primarily due to depreciation of the Venezuelan bolivar, the Brazilian real, the Egyptian pound and the Russian ruble, partially offset by appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

The results of our Venezuelan businesses have been reported under hyperinflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar. In 2013 and 2012, the majority of our transactions and net monetary assets qualified to be remeasured at the official exchange rate of obtaining U.S. dollars for dividends through the government-operated Foreign Exchange Administration Board (CADIVI). Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars per dollar to 6.3 bolivars per dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME) administered by the Central Bank of Venezuela for non-CADIVI transactions was eliminated. To replace the SITME, the government announced a new auction-based foreign exchange system (SICAD) that will function as the official channel to acquire dollars, for non-CADIVI transactions, at a rate higher than the official exchange rate. The devaluation resulted in an after-tax net charge of $111 million in the first quarter of 2013 associated with the remeasurement of bolivar-denominated net monetary assets reflected in items affecting comparability (see “Items Affecting Comparability”). We expect that the impact of this devaluation on PepsiCo’s 2013 net revenue and operating profit will not be material. We continue to use available options to obtain U.S. dollars to meet our operational needs.
We expect to be able to reduce the impact of volatility in our raw material and energy costs through our hedging strategies and ongoing sourcing initiatives.
See Note 10 to our condensed consolidated financial statements for further discussion of our derivative instruments, including their fair values as of September 7, 2013 and September 8, 2012. Cautionary statements included in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review

Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended		36 Weeks Ended
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Operating profit
Mark-to-market net (losses)/gains	$(19)	$121	$(74)	$126
Merger and integration charges	$(9)	$(2)	$(9)	$(7)
Restructuring and impairment charges	$(7)	$(83)	$(37)	$(193)
Venezuela currency devaluation	$—	$—	$(111)	$—
Restructuring and other charges related to the transaction with Tingyi	$—	$—	$—	$(137)
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains	$(10)	$70	$(47)	$75
Merger and integration charges	$(7)	$(2)	$(7)	$(6)
Restructuring and impairment charges	$(6)	$(59)	$(29)	$(139)
Venezuela currency devaluation	$—	$—	$(111)	$—
Restructuring and other charges related to the transaction with Tingyi	$—	$—	$—	$(163)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains	$(0.01)	$0.05	$(0.03)	$0.05
Merger and integration charges	$ ( — )	$ ( — )	$ ( — )	$ ( — )
Restructuring and impairment charges	$ ( — )	$(0.04)	$(0.02)	$(0.09)
Venezuela currency devaluation	$—	$—	$(0.07)	$—
Restructuring and other charges related to the transaction with Tingyi	$—	$—	$—	$(0.10)

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
In the 12 weeks ended September 7, 2013, we recognized $19 million ($10 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 36 weeks ended September 7, 2013, we recognized $74 million ($47 million after-tax or $0.03 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
In the 12 weeks ended September 8, 2012, we recognized $121 million ($70 million after-tax or $0.05 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. In the 36 weeks ended September 8, 2012, we recognized $126 million ($75 million after-tax or $0.05 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.

Merger and Integration Charges
In the 12 weeks and 36 weeks ended September 7, 2013, we incurred merger and integration charges of $9 million ($7 million after-tax with a nominal amount per share) related to our acquisition of WBD, all of which were recorded in the Europe segment.
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
Restructuring and Impairment Charges
In the 12 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $7 million ($6 million after-tax with a nominal amount per share) in conjunction with our Productivity Plan, including $1 million recorded in the FLNA segment, $1 million recorded in the LAF segment, $3 million recorded in the PAB segment, $2 million recorded in the Europe segment, $1 million recorded in the AMEA segment and income of $1 million recorded in corporate unallocated expenses representing adjustments of previously recorded amounts. In the 36 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $37 million ($29 million after-tax or $0.02 per share) in conjunction with our Productivity Plan, including $5 million recorded in the FLNA segment, $6 million recorded in the LAF segment, $8 million recorded in the PAB segment, $14 million recorded in the Europe segment, $3 million recorded in the AMEA segment and $1 million recorded in corporate unallocated expenses.
In the 12 weeks ended September 8, 2012, we incurred restructuring and impairment charges of $83 million ($59 million after-tax or $0.04 per share) in conjunction with our Productivity Plan, including $8 million recorded in the FLNA segment, $1 million recorded in the QFNA segment, $29 million recorded in the LAF segment, $33 million recorded in the PAB segment, $6 million recorded in the AMEA segment, $7 million recorded in corporate unallocated expenses and income of $1 million recorded in the Europe segment representing adjustments of previously recorded amounts. In the 36 weeks ended September 8, 2012, we incurred restructuring and impairment charges of $193 million ($139 million after-tax or $0.09 per share) in conjunction with our Productivity Plan, including $40 million recorded in the FLNA segment, $7 million recorded in the QFNA segment, $41 million recorded in the LAF segment, $76 million recorded in the PAB segment, $23 million recorded in the AMEA segment, $8 million recorded in corporate unallocated expenses and income of $2 million recorded in the Europe segment representing adjustments of previously recorded amounts.
In conjunction with our Productivity Plan, we expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, $279 million of which was reflected in our 2012 results, $37 million of which was reflected in our results through the third quarter of 2013, with approximately $100 million of additional charges during the remainder of 2013 and the balance of which will be reflected in our 2014 through 2015 results. These charges will consist of approximately $530 million of severance and other employee-related costs; approximately $300 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $80 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011, $343 million in 2012, $100 million through the third quarter of 2013, with approximately $40 million of additional cash expenditures expected in the remainder of 2013 and the balance of approximately $200 million expected in 2014 through 2015. See Note 3 to our condensed consolidated financial statements. The Company continues to explore opportunities to further drive productivity.

Venezuela Currency Devaluation
In the 36 weeks ended September 7, 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuela businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.
Restructuring and Other Charges Related to the Transaction with Tingyi
In the 36 weeks ended September 8, 2012, we recorded restructuring and other charges of $137 million ($163 million after-tax or $0.10 per share) related to the transaction with Tingyi.
Non-GAAP Measures
Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign exchange rates used for translation based on the rates in effect for the comparable prior year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and reflect how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Organic Revenue Growth” and “Management Operating Cash Flow.”
Volume
Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 and 36 weeks ended September 7, 2013, total servings increased 1% and 3%, respectively. For the 12 and 36 weeks ended September 8, 2012, total servings increased 4% and 3%, respectively. 2013 and 2012 servings growth reflects adjustments to the base years (2012 and 2011) for divestitures that occurred in 2012 and 2011, as applicable.
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

Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/7/2013	9/8/2012	Change	9/7/2013	9/8/2012	Change
Total net revenue	$16,909	$16,652	1.5%	$46,297	$45,538	2%
Operating profit
FLNA	$977	$917	7%	$2,711	$2,532	7%
QFNA	137	154	(11)%	450	495	(9)%
LAF	295	219	35%	829	673	23%
PAB	843	837	1%	2,290	2,202	4%
Europe	501	483	3.5%	1,014	1,017	—%
AMEA	295	317	(7)%	1,003	630	59%
Corporate Unallocated
Mark-to-market net (losses)/gains	(19)	121	n/m	(74)	126	n/m
Merger and integration charges	—	2	n/m	—	—	—
Restructuring and impairment charges	1	(7)	n/m	(1)	(8)	(86)%
Venezuela currency devaluation	—	—	—	(124)	—	n/m
Other	(250)	(243)	3%	(791)	(768)	3%
Total operating profit	$2,780	$2,800	(1)%	$7,307	$6,899	6%

Total operating profit margin	16.4%	16.8%	(0.4)	15.8%	15.1%	0.7
n/m = not meaningful
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
On a reported basis, total operating profit decreased 1% and operating margin decreased 0.4 percentage points. Operating profit performance was primarily driven by certain operating cost increases including strategic initiatives related to capacity and capability, as well as higher commodity costs, partially offset by effective net pricing and planned cost reductions across a number of expense categories. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted operating profit performance by 3 percentage points and decreased total operating margin by 0.4 percentage points. Higher commodity inflation reduced operating profit growth by 2 percentage points, primarily attributable to inflation in the Europe, LAF and QFNA segments, partially offset by deflation in the PAB and FLNA segments. Incremental investments into our business, primarily in the AMEA segment and in corporate unallocated expenses, negatively impacted reported operating profit performance by 1 percentage point. We intend to continue to make similar incremental investments into our business in the fourth quarter of 2013. For the full year, we expect these incremental investments will fully offset the impact of the gain from structural changes due to the beverage refranchising in our Vietnam business reported in the second quarter of 2013 (see Note 12 to our condensed consolidated financial statements).

36 Weeks
On a reported basis, total operating profit increased 6% and operating margin increased 0.7 percentage points. Operating profit growth was primarily driven by effective net pricing and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases including strategic initiatives related to capacity and capability, as well as higher advertising and marketing expenses. Items affecting comparability (see “Items Affecting Comparability”) had a slight negative impact on both operating profit growth and total operating margin. The gain from structural changes in the second quarter of 2013 due to the beverage refranchising in our Vietnam business increased reported operating profit growth by 2 percentage points (see Note 12 to our condensed consolidated financial statements). This gain was partially offset by incremental investments into our business, primarily in the AMEA, Europe, LAF and QFNA segments and in corporate unallocated expenses, which reduced reported operating profit growth by 1 percentage point. Higher commodity inflation reduced operating profit growth by 1 percentage point, primarily attributable to inflation in the Europe and LAF segments, partially offset by deflation in the PAB segment.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/7/2013	9/8/2012	Change	9/7/2013	9/8/2012		Change
Interest expense, net	$(203)	$(181)	$(22)	$(580)	$(564)		$(16)
Tax rate	25.4%	26.9%		25.2%	28.2%
Net income attributable to PepsiCo	$1,913	$1,902	1%	$4,998	$4,517		11%
Net income attributable to PepsiCo per common share - diluted	$1.23	$1.21	1.5%	$3.20	$2.86		12%
Mark-to-market net losses/(gains)	0.01	(0.05)		0.03	(0.05)
Merger and integration charges	—	—		—	—
Restructuring and impairment charges	—	0.04		0.02	0.09
Venezuela currency devaluation	—	—		0.07	—
Restructuring and other charges related to the transaction with Tingyi	—	—		—	0.10
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.24	$1.20	3%	$3.32	$3.01	(b)	10%
Impact of foreign exchange translation			2				2
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			5%				12%
(a)   See “Non-GAAP Measures.”
(b)   Does not sum due to rounding.

12 Weeks
Net interest expense increased $22 million, primarily reflecting higher average debt balances and higher rates on our debt balances as well as lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate decreased 1.5 percentage points compared to the prior year, primarily due to the current year income mix, the lapping of prior year adjustments to our international deferred taxes and net tax expense related to gains recognized on commodity hedges, partially offset by the lapping of prior year tax benefits generated by international acquisitions.
Net income attributable to PepsiCo increased 1% and net income attributable to PepsiCo per common share increased 1.5%. Items affecting comparability (see “Items Affecting Comparability”) decreased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 2 percentage points.

36 Weeks
Net interest expense increased $16 million, primarily reflecting higher average debt balances, partially offset by an increase in interest income resulting from higher average cash and cash equivalents balances and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate decreased 3 percentage points compared to the prior year, primarily due to the current year income mix, favorable resolution of certain tax matters, the reversal of international tax reserves resulting from the expiration of a statute of limitations and the lapping of the tax impact of restructuring and other charges related to the transaction with Tingyi in 2012. These decreases were partially offset by the lapping of a 2012 tax benefit related to the pre-payment of Medicare subsidy liabilities and the impact of the 2013 Venezuela devaluation.
Net income attributable to PepsiCo increased 11% and net income attributable to PepsiCo per common share increased 12%. Items affecting comparability (see “Items Affecting Comparability”) increased both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 1 percentage point.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
9/7/2013	$3,424	$604	$2,049	$5,406	$3,818	$1,608	$16,909
9/8/2012	$3,269	$615	$1,883	$5,530	$3,691	$1,664	$16,652
% Impact of:
Volume (a)	3%	—%	3%	(5)%	—%	(0.5)%	(1)%
Effective net pricing (b)	2	(1)	12	3	3	6	4
Foreign exchange translation	—	(0.5)	(6)	(1)	—	(4)	(1)
Acquisitions and divestitures	—	—	—	—	—	(5)	—
Reported Growth (c)	5%	(2)%	9%	(2)%	3%	(3)%	1.5%

36 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
9/7/2013	$9,879	$1,815	$5,532	$15,086	$9,413	$4,572	$46,297
9/8/2012	$9,472	$1,821	$5,066	$15,330	$9,153	$4,696	$45,538
% Impact of:
Volume (a)	3%	1%	2%	(4)%	1%	6%	—%
Effective net pricing (b)	1.5	(1)	11	3	3	6	4
Foreign exchange translation	—	—	(4)	(0.5)	(1)	(3)	(1)
Acquisitions and divestitures	—	—	—	—	—	(11)	(1)
Reported Growth (c)	4%	—%	9%	(2)%	3%	(3)%	2%

(a)
Excludes the impact of acquisitions and divestitures. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE, as well as the mix of beverage volume sold by our company-owned and franchise-owned bottlers. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

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

12 Weeks Ended 9/7/2013	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	5%	(2)%	9%	(2)%	3%	(3)%	1.5%
% Impact of:
Foreign exchange translation	—	0.5	6	1	—	4	1
Acquisitions and divestitures	—	—	—	—	—	5	—
Organic Growth (a)	5%	(1)%	14%	(1.5)%	3%	6%	3%

36 Weeks Ended 9/7/2013	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	4%	—%	9%	(2)%	3%	(3)%	2%
% Impact of:
Foreign exchange translation	—	—	4	0.5	1	3	1
Acquisitions and divestitures	—	—	—	—	—	11	1
Organic Growth (a)	4.5%	—%	13%	(1)%	4%	11%	4%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/7/2013	9/8/2012	Change	9/7/2013	9/8/2012	Change
Net revenue	$3,424	$3,269	5	$9,879	$9,472	4
Impact of foreign exchange translation			—			—
Net revenue growth, on a constant currency basis (a)			5			4.5	(b)

Operating profit	$977	$917	7	$2,711	$2,532	7
Restructuring and impairment charges	1	8		5	40
Operating profit excluding above item (a)	$978	$925	6	$2,716	$2,572	6
Impact of foreign exchange translation			—			—
Operating profit growth excluding above item, on a constant currency basis (a)			6			6
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue grew 5% and pound volume grew 3%. Net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects double-digit growth in trademark Cheetos and our Sabra joint venture, low-single-digit growth in trademark Lay’s and high-single-digit growth in variety packs, partially offset by a mid-single-digit decline in trademark SunChips.
Operating profit grew 7%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which increased operating profit growth by 1.5 percentage points. These impacts were partially offset by certain operating cost increases including strategic initiatives and higher advertising and marketing expenses.

36 Weeks
Net revenue grew 4% and pound volume grew 3%. Net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects high-single-digit growth in trademark Cheetos and in variety packs, low-single-digit growth in trademark Lay’s and double-digit growth in our Sabra joint venture. These gains were partially offset by a double-digit decline in trademark SunChips.
Operating profit grew 7%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases including strategic initiatives.

Quaker Foods North America

	12 Weeks Ended		%		36 Weeks Ended		%
	9/7/2013	9/8/2012	Change		9/7/2013	9/8/2012	Change
Net revenue	$604	$615	(2)		$1,815	$1,821	—
Impact of foreign exchange translation			0.5				—
Net revenue growth, on a constant currency basis (a)			(1)	(b)			—

Operating profit	$137	$154	(11)		$450	$495	(9)
Restructuring and impairment charges	—	1			—	7
Operating profit excluding above item (a)	$137	$155	(12)		$450	$502	(10)
Impact of foreign exchange translation			—				—
Operating profit growth excluding above item, on a constant currency basis (a)			(11)	(b)			(10)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net revenue declined 2% and volume increased 3%. The net revenue decline reflects unfavorable product mix, partially offset by favorable net pricing. The volume growth primarily reflects growth in Müller Quaker Dairy (MQD) products (launched in the prior year), high-single-digit growth in Cap’n Crunch cereal and low-single-digit growth in Oatmeal.
Operating profit declined 11%, reflecting our share of the operating results of our MQD joint venture, which negatively impacted operating profit performance by 8 percentage points, the unfavorable product mix, certain operating cost increases, as well as higher commodity costs, which negatively impacted operating profit performance by 4 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and the favorable net pricing.
36 Weeks
Net revenue was flat and volume increased 4%. Net revenue performance benefited from the volume growth, offset by unfavorable product mix. The volume growth primarily reflects growth in MQD products and mid-single-digit growth in Aunt Jemima syrup and mix.
Operating profit declined 9%, primarily reflecting our share of the operating results of our MQD joint venture, which negatively impacted operating profit performance by 6 percentage points, the unfavorable product mix, and certain operating cost increases, as well as the impact of incremental investments into our business, which negatively impacted operating profit performance by 1 percentage point. These impacts were partially offset by planned cost reductions across a number of expense categories and the volume growth.

Latin America Foods

	12 Weeks Ended		%		36 Weeks Ended		%
	9/7/2013	9/8/2012	Change		9/7/2013	9/8/2012	Change
Net revenue	$2,049	$1,883	9		$5,532	$5,066	9
Impact of foreign exchange translation			6				4
Net revenue growth, on a constant currency basis (a)			14	(b)			13

Operating profit	$295	$219	35		$829	$673	23
Restructuring and impairment charges	1	29			6	41
Operating profit excluding above item (a)	$296	$248	20		$835	$714	17
Impact of foreign exchange translation			4				4
Operating profit growth excluding above item, on a constant currency basis (a)			24				21
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net revenue increased 9%, primarily reflecting favorable effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by 6 percentage points.
Volume increased 3%, reflecting broad-based increases, including a high-single-digit increase in Brazil. Additionally, Mexico experienced low-single-digit growth.
Operating profit increased 35%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 22 percentage points. Lower restructuring and impairment charges increased operating profit growth by 15 percentage points. Unfavorable foreign exchange reduced operating profit growth by 4 percentage points.
36 Weeks
Net revenue increased 9%, primarily reflecting favorable effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 4 percentage points.
Volume increased 2%, reflecting broad-based increases, including a low-single-digit increase in Brazil. Additionally, Mexico volume increased slightly.
Operating profit increased 23%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 16 percentage points. Lower restructuring and impairment charges increased operating profit growth by 6 percentage points. The impact of incremental investments into our business reduced operating profit growth by 1 percentage point and unfavorable foreign exchange reduced operating profit growth by over 4 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%	36 Weeks Ended		%
	9/7/2013	9/8/2012	Change	9/7/2013	9/8/2012	Change
Net revenue	$5,406	$5,530	(2)	$15,086	$15,330	(2)
Impact of foreign exchange translation			1			0.5
Net revenue growth, on a constant currency basis (a)			(1)			(1)	(b)

Operating profit	$843	$837	1	$2,290	$2,202	4
Restructuring and impairment charges	3	33		8	76
Venezuela currency devaluation	—	—		(13)	—
Operating profit excluding above items (a)	$846	$870	(3)	$2,285	$2,278	—
Impact of foreign exchange translation			3			2
Operating profit growth excluding above items, on a constant currency basis (a)			—			2
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue decreased 2%, reflecting volume declines, partially offset by favorable effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 1 percentage point.
Volume decreased 4%, primarily reflecting North America volume declines of 5%, while Latin America volume increased 0.5%. North America volume declines were driven by a 6% decline in CSD volume and a 3% decline in non-carbonated beverage volume. The non-carbonated beverage volume decline primarily reflected a double-digit decline in our overall water portfolio. The Latin America volume increase primarily reflected a low-single-digit increase in Mexico, a double-digit increase in Venezuela and a slight increase in Argentina, partially offset by a double-digit decrease in Brazil.
Reported operating profit increased 1%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 3%, primarily reflecting the volume declines and certain operating cost increases. These impacts were partially offset by the favorable effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs, which increased reported operating profit by 5.5 percentage points. Unfavorable foreign exchange reduced operating profit growth by 3 percentage points.
36 Weeks
Net revenue decreased 2%, reflecting volume declines, partially offset by favorable effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 0.5 percentage points.
Volume decreased 3.5%, primarily reflecting North America volume declines of 4.5% while Latin America volume was even with the prior year. North America volume declines were driven by a 6% decline in CSD volume and a 3% decline in non-carbonated beverage volume. The non-carbonated beverage volume decline primarily reflected a double-digit decline in our overall water portfolio. The Latin America volume primarily reflected a double-digit increase in Venezuela and a low-single-digit increase in Mexico, offset by a double-digit decrease in Brazil and a mid-single-digit decrease in Argentina.

Reported operating profit increased 4%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit was even with the prior year, primarily reflecting the favorable effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs, which increased reported operating profit by 8 percentage points. These impacts were partially offset by the volume declines and certain operating cost increases. Unfavorable foreign exchange reduced operating profit growth by 2 percentage points.
Europe

	12 Weeks Ended		%	36 Weeks Ended		%
	9/7/2013	9/8/2012	Change	9/7/2013	9/8/2012	Change
Net revenue	$3,818	$3,691	3	$9,413	$9,153	3
Impact of foreign exchange translation			—			1
Net revenue growth, on a constant currency basis (a)			3			4

Operating profit	$501	$483	3.5	$1,014	$1,017	—
Merger and integration charges	9	4		9	7
Restructuring and impairment charges	2	(1)		14	(2)
Operating profit excluding above items (a)	$512	$486	5	$1,037	$1,022	1
Impact of foreign exchange translation			—			1
Operating profit growth excluding above items, on a constant currency basis (a)			5			2.5	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue increased 3%, primarily reflecting effective net pricing.
Snacks volume grew 3%, primarily reflecting double-digit growth in Turkey and mid-single-digit growth in South Africa and Russia, partially offset by a mid-single-digit decline in the United Kingdom and a low-single-digit decline in the Netherlands. Additionally, Spain experienced low-single-digit growth.
Beverage volume declined 1%, primarily reflecting a low-single-digit decline in Turkey and a mid-single-digit decline in Spain, partially offset by mid-single-digit growth in the United Kingdom and low-single-digit growth in Germany. Additionally, Russia volume was even with the prior year.
Operating profit grew 3.5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases reflecting strategic initiatives, as well as higher commodity costs, which reduced operating profit growth by 12 percentage points. The impact of one-time charges in the current year were offset by certain one-time net charges in the prior year.
36 Weeks
Net revenue increased 3%, primarily reflecting effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by 1 percentage point.
Snacks volume grew 3%, primarily reflecting high-single-digit growth in South Africa and Turkey and mid-single-digit growth in the Netherlands, partially offset by low-single-digit declines in the United Kingdom and Spain. Additionally, Russia experienced low-single-digit growth.

Beverage volume declined 0.5%, primarily reflecting a high-single-digit decline in Spain and a slight decline in the United Kingdom, partially offset by low-single-digit growth in Russia and Germany and slight growth in Turkey.
Operating profit declined slightly, primarily reflecting higher commodity costs, which reduced operating profit by 12 percentage points, as well as certain operating cost increases reflecting strategic initiatives, partially offset by the net revenue growth and planned cost reductions across a number of expense categories. The impact of prior year impairment charges and more-favorable settlements of promotional spending accruals in the current year contributed 2 percentage points and 1.5 percentage points to operating profit performance, respectively. In addition, incremental investments into our business and a pricing adjustment for certain commodity purchases negatively impacted operating profit performance by 2 percentage points and 1 percentage point, respectively.
Asia, Middle East & Africa

	12 Weeks Ended		%		36 Weeks Ended		%
	9/7/2013	9/8/2012	Change		9/7/2013	9/8/2012	Change
Net revenue	$1,608	$1,664	(3)		$4,572	$4,696	(3)
Impact of foreign exchange translation			4				3
Net revenue growth, on a constant currency basis (a)			1				—

Operating profit	$295	$317	(7)		$1,003	$630	59
Restructuring and impairment charges	1	6			3	23
Restructuring and other charges related to the transaction with Tingyi	—	—			—	137
Operating profit excluding above items (a)	$296	$323	(8)		$1,006	$790	27
Impact of foreign exchange translation			2				2
Operating profit growth excluding above items, on a constant currency basis (a)			(7)	(b)			29
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue declined 3%, primarily reflecting the impact of the beverage refranchising in our Vietnam business which negatively impacted net revenue performance by 5 percentage points, which was more than offset by favorable effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by over 4 percentage points.
Snacks volume grew 4%, driven by double-digit growth in China, high-single-digit growth in India and mid-single-digit growth in Thailand, partially offset by a low-single-digit decline in the Middle East and a high-single-digit decline in Australia.
Beverage volume grew 7%, driven by double-digit growth in China (including co-branded juice products distributed through our strategic alliance with Tingyi) and double-digit growth in Pakistan, partially offset by a double-digit decline in India and a low-single-digit decline in the Middle East.
Operating profit declined 7% reflecting the net revenue decline, certain operating cost increases and higher advertising and marketing expenses, partially offset by the favorable effective net pricing and planned cost reductions across a number of expense categories. The impact of incremental investments into our business contributed 7 percentage points to the operating profit decline. The net impact of divestitures positively contributed 3 percentage points to reported operating profit performance. Unfavorable foreign exchange negatively impacted reported operating profit performance by nearly 2 percentage points.
36 Weeks
Net revenue declined 3%, reflecting the impact of the prior year transaction with Tingyi, the Vietnam beverage refranchising and the prior year deconsolidation of International Dairy and Juice Limited, which negatively impacted net revenue performance by 8 percentage points, 3 percentage points and 0.5 percentage points, respectively. These impacts were offset by volume growth and favorable effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 3 percentage points.
Snacks volume grew 7%, reflecting double-digit growth in China and high-single-digit growth in India, partially offset by a high-single-digit decline in Australia. Additionally, Thailand and the Middle East both experienced mid-single-digit growth.
Beverage volume grew 14%, driven by double-digit growth in China (including the co-branded juice products distributed through our strategic alliance with Tingyi) and double-digit growth in Pakistan, partially offset by a double-digit decline in Thailand. Additionally, the Middle East experienced low-single-digit growth and India experienced a slight decline.
Operating profit grew 59%, reflecting the impact of restructuring and other charges related to the prior year transaction with Tingyi included in the above table (see “Items Affecting Comparability”) and a one-time gain of $137 million associated with the Vietnam beverage refranchising (which contributed 22 percentage points to reported operating profit growth). Excluding items affecting comparability, operating profit grew 27%, reflecting the one-time gain associated with the Vietnam beverage refranchising (which contributed 17 percentage points to operating profit growth excluding items affecting comparability). Operating profit performance also reflected the effective net pricing, volume growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses. The impact of incremental investments into our business and unfavorable foreign exchange reduced operating profit growth by 3.5 and 2 percentage points, respectively.
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
As of September 7, 2013, we had cash, cash equivalents and short-term investments of $8.6 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars to 6.3 bolivars per dollar. As of September 7, 2013, our operations in Venezuela comprised approximately 5% of our cash and cash equivalents balance. For additional information on the impact of the devaluation, see “Our Business Risks” and “Items Affecting Comparability.”

Operating Activities
During the 36 weeks in 2013, net cash provided by operating activities was $6.7 billion, compared to net cash provided of $5.1 billion in the prior year period. The increase in operating cash flow primarily reflects the discretionary pension and retiree medical contributions of $1 billion ($770 million after-tax) made in the prior year and working capital improvements.
Also see “Management Operating Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 36 weeks in 2013, net cash used for investing activities was $1.4 billion, primarily reflecting $1.4 billion for net capital spending.
We expect 2013 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 36 weeks in 2013, net cash used for financing activities was $2.1 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.6 billion, partially offset by net proceeds from long-term debt of $1.2 billion and stock option proceeds of $1.0 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. In the first quarter of 2013, we approved a new share repurchase program providing for the repurchase of up to $10 billion of PepsiCo common stock from July 1, 2013 through June 30, 2016, which succeeded the repurchase program that expired on June 30, 2013. In addition, we announced a 5.6% increase in our annualized dividend to $2.27 per share from $2.15 per share, effective with the dividend paid in June 2013. Under these programs, we expect to return a total of $6.4 billion to shareholders in 2013 through dividends of approximately $3.4 billion and share repurchases of approximately $3.0 billion.
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

	36 Weeks Ended
	9/7/2013	9/8/2012
Net cash provided by operating activities	$6,662	$5,118
Capital spending	(1,497)	(1,409)
Sales of property, plant and equipment	51	58
Management operating cash flow	5,216	3,767
Discretionary pension and retiree medical contributions (after-tax)	11	770
Merger and integration payments (after-tax)	18	44
Payments related to restructuring charges (after-tax)	97	203
Payments related to income tax settlements	113	—
Capital investments related to the PBG/PAS integration	—	8
Net capital investments related to restructuring plan	1	12
Payments for restructuring and other charges related to the transaction with Tingyi	26	98
Management operating cash flow excluding above items	$5,482	$4,902

In the fourth quarter of 2013, net cash tax payments of approximately $700 million related to the agreement reached with the IRS in the fourth quarter of 2013, as discussed further in Note 5 to our condensed consolidated financial statements, will be reflected in net cash provided by operating activities and excluded from management operating cash flow in computing that non-GAAP measure.
In all periods presented, management operating cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return management operating cash flow to our shareholders through dividends and share repurchases while maintaining credit ratings that provide us with ready access to global capital and credit markets. However, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks”, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for certain factors that may impact our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs or impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks”, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 7, 2013, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 7, 2013 and September 8, 2012, and the related Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 7, 2013 and September 8, 2012. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
October 16, 2013

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” and Note 10 to our condensed consolidated financial statements. In addition, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.
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
During our third fiscal quarter of 2013, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information supplements and amends and should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 23, 2013 and June 15, 2013.

As previously disclosed, on January 6, 2011, Wojewodzka Inspekcja Ochrony Srodowiska, the Polish environmental control authority (the Polish Authority), began an audit of a bottling plant of our subsidiary, Pepsi-Cola General Bottlers Poland SP, z.o.o. (PCGB), in Michrow, Poland. On February 18, 2011, the Polish Authority alleged that in 2009 the plant was not in compliance with applicable regulations requiring the use of approved laboratories for the analysis of the plant’s waste and sought monetary sanctions of $700,000. As previously disclosed, PCGB appealed this decision and, on January 15, 2013, the Supreme Administrative Court issued a final, non-appealable decision finding that the sanctions against PCGB were imposed in violation of applicable environmental law and released PCGB from all liability with respect to such sanctions. On July 30, 2013, the Polish Authority alleged that the plant was not in compliance in 2009 with applicable regulations governing the taking of water samples for analysis of the plant’s waste and sought monetary sanctions of $650,000. PCGB has appealed this decision and the appeal is pending.

Also as previously disclosed, on May 8, 2011, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest), the regional Hungarian governmental authority (the Hungarian Authority), notified our subsidiary, Fovarosi Asvanyviz- es Uditoipari Zrt. (FAU), that it assessed monetary sanctions of approximately $220,000 for alleged violation of applicable wastewater discharge standards in 2010. Also as previously disclosed, on August 9, 2012, the Hungarian Authority notified FAU that it assessed monetary sanctions of approximately $153,000 for alleged violation of applicable wastewater discharge standards in 2011. Following an appeal of this decision by FAU, the Orszagos Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest) increased the 2011 sanctions to $320,000 and the 2012 sanctions to $170,000, on July 22, 2013 and August 12, 2013, respectively, on the grounds that certain pollutant factors had not been taken into account by the Hungarian Authority. FAU has appealed these decisions and the appeals are pending at the Fovarosi Kozigazgatasi es Munkaugyi Birosag (Budapest).

In addition, we and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See “Item 1. Business - Regulatory Environment and Environmental Compliance” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2013, our $15.0 billion repurchase program, authorized by our Board of Directors and publicly announced on March 15, 2010, expired. In the first quarter of 2013, we announced a new $10 billion repurchase program for repurchases of our common stock that commenced on July 1, 2013 and expires on June 30, 2016.
A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended September 7, 2013 is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
2010 Repurchase Program
6/16/2013 - 6/30/2013	3.0	$81.18	3.0	—
Total	3.0	$81.18	3.0

2013 Repurchase Program
				$10,000
7/1/2013 - 7/13/2013	1.4	$81.95	1.4	(118)
				9,882
7/14/2013 - 8/10/2013	4.7	$85.17	4.7	(398)
				9,484
8/11/2013 - 9/7/2013	3.1	$79.47	3.1	(244)
Total	9.2	$82.76	9.2	9,240
Total Repurchase Programs	12.2	$82.37	12.2	$9,240

PepsiCo also repurchases shares of its convertible preferred stock from an ESOP fund established by Quaker in connection with share redemptions by ESOP participants. The following table summarizes our convertible preferred share repurchases during the third quarter.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/16/2013 - 7/13/2013	—	$—	N/A	N/A

7/14/2013 - 8/10/2013	2,400	$421.71	N/A	N/A

8/11/2013 - 9/7/2013	—	$—	N/A	N/A
Total	2,400	$421.71	N/A	N/A

ITEM 6. Exhibits

See “Index to Exhibits” on page 52.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 16, 2013	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	October 16, 2013	/s/ Kelly Mahon Tullier
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

Exhibit 4.1
Form of Floating Rate Notes due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

Exhibit 4.2
Form of 2.250% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 24
Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Marie T. Gallagher, Shona L. Brown, George W. Buckley, Ian M. Cook, Dina Dublon, Victor J. Dzau, Ray L. Hunt, Alberto Ibargüen, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Alberto Weisser, which is incorporated herein by reference to Exhibit 24 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.