Form 10-K
period 2013-12-28
PEPSICO INC
filed 2014-02-14
CIK 77476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 14, 2013, the last day of business of our most recently completed second fiscal quarter, was $127,040,995,303 (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 6, 2014 was 1,522,465,786.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for PepsiCo, Inc.’s 2014 Annual Meeting of Shareholders	III

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 28, 2013

Forward-Looking Statements
This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in Item 7. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks below and elsewhere in this report is by no means all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

PART I

Item 1. Business.
PepsiCo, Inc. was incorporated in Delaware in 1919 and was reincorporated in North Carolina in 1986. When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries.

We are a leading global food and beverage company with brands that are respected household names throughout the world. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, sell and distribute a wide variety of convenient and enjoyable foods and beverages, serving customers and consumers in more than 200 countries and territories.

Our management monitors a variety of key indicators to evaluate our business results and financial condition.  These indicators include growth in volume, revenue and organic revenue, growth in operating profit and EPS (as reported and excluding certain items and the impact of foreign exchange translation), market share, safety, product and service quality, organizational health, brand equity, employee diversity, net commodity inflation, productivity savings, net capital spending, free cash flow and free cash flow excluding certain items, cash returned to shareholders in the forms of share repurchases and dividends, advertising and marketing expenses, return on invested capital (ROIC), and gross and operating margin change.

Performance with Purpose is our goal to deliver sustained value by providing a wide range of foods and beverages, from treats to healthy eats; finding innovative ways to minimize our impact on the environment and lower our costs through energy and water conservation as well as reduce use of packaging material; providing a safe and inclusive workplace for our employees globally; and respecting, supporting and investing in the local communities in which we operate. PepsiCo was again recognized for its leadership in this area in 2013 by earning a place on the prestigious Dow Jones Sustainability World Index for the seventh consecutive year and on the North America Index for the eighth consecutive year.

Our Operations

We are organized into four business units, as follows:

1)	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3)	PepsiCo Europe (Europe), which includes all beverage, food and snack businesses in Europe and South Africa; and

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
Frito-Lay North America
Either independently or in conjunction with third parties, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips and Santitas tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads. FLNA’s net revenue was $14.1 billion, $13.6 billion and $13.3 billion in 2013, 2012 and 2011, respectively, and approximated 21% of our total net revenue in both 2013 and 2012 and 20% of our total net revenue in 2011.
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, sells and distributes cereals, rice, pasta, dairy and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Cap’n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni side dishes, Quaker rice cakes, Quaker Oat Squares and Quaker Natural Granola. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $2.6 billion in both 2013 and 2012 and $2.7 billion in 2011, and approximated 4% of our total net revenue in 2013, 2012 and 2011.
Latin America Foods
Either independently or in conjunction with third parties, LAF makes, markets, sells and distributes a number of snack food brands including Doritos, Marias Gamesa, Cheetos, Ruffles, Emperador, Saladitas, Sabritas, Elma Chips, Tostitos and Rosquinhas Mabel, as well as many Quaker-branded cereals and snacks. These branded products are sold to independent distributors and retailers. LAF’s net revenue was $8.3 billion, $7.8 billion and $7.2 billion in 2013, 2012 and 2011, respectively, and approximated 12% of our total net revenue in both 2013 and 2012 and 11% of our total net revenue 2011.
PepsiCo Americas Beverages
Either independently or in conjunction with third parties, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Gatorade, Mountain Dew, Diet Pepsi, Aquafina, 7UP (outside the U.S.), Diet Mountain Dew, Tropicana Pure Premium, Sierra Mist and Mirinda. PAB also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. Further, PAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper, Crush and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. (Dole) and Ocean Spray Cranberries, Inc. (Ocean Spray). PAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn also sell our brands as finished goods to independent distributors and retailers in certain markets. PAB’s net revenue was $21.1 billion, $21.4 billion and $22.4 billion in 2013, 2012 and 2011, respectively, and approximated 32%, 33% and 34% of our total net revenue in 2013, 2012 and 2011, respectively.
Europe
Either independently or in conjunction with third parties, Europe makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-branded cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Pepsi Max, 7UP, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, Europe makes, markets, sells and distributes a number of leading dairy products including Domik v Derevne, Chudo and Agusha. Europe’s net revenue was $13.8 billion, $13.4 billion and $13.6 billion in 2013, 2012 and 2011, respectively, and approximated 21% of our total net revenue in 2013 and 20% of our total net revenue in both 2012 and 2011.
See Note 15 to our consolidated financial statements for additional information about our acquisition of Wimm-Bill-Dann Foods OJSC (WBD) in 2011.
Asia, Middle East and Africa
Either independently or in conjunction with third parties, AMEA makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Kurkure, Chipsy, Doritos, Cheetos and Smith’s through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or in conjunction with third parties, AMEA makes, markets and sells many Quaker-branded cereals and snacks. AMEA also makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mirinda, 7UP, Mountain Dew, Aquafina and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. AMEA also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, we license the Tropicana brand for use in China on co-branded juice products to a strategic alliance with Tingyi (Cayman Islands)

Holding Corp. (Tingyi). AMEA’s net revenue was $6.5 billion, $6.7 billion and $7.4 billion in 2013, 2012 and 2011, respectively, and approximated 10% of our total net revenue in 2013 and 2012 and 11% of our total net revenue in 2011.
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
Our Brands
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Chudo, Cracker Jack, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet Sierra Mist, Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, Gatorade, G2, G Series, Grandma’s, Imunele, Izze, Kurkure, Lay’s, Life, Lubimy Sad, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Kickstart, Mug, Munchies, Naked, Near East, O.N.E., Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi Next, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Sakata, Saladitas, Sandora, Santitas, 7UP (outside the United States) and 7UP Free (outside the United States), Sierra Mist, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, SoBe V Water, Sonric’s, Stacy’s, Sting, SunChips, Tonus, Tostitos, Trop 50, Tropicana, Tropicana Farmstand, Tropicana Pure Premium, Tropicana Twister, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. We also distribute Rockstar Energy drinks, Muscle Milk protein shakes and certain DPSG brands, including Dr Pepper, Crush and Schweppes, in certain markets. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton, Müller, Sabra and Starbucks. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail for the primary purpose of enhancing brand awareness.
We either own or have licenses to use a number of patents which relate to some of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.
Seasonality
Our businesses are affected by seasonal variations. For instance, our beverage sales are higher during the warmer months and certain food and dairy sales are higher in the cooler months. Weekly beverage and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns, and generally lowest in the first quarter. However, taken as a whole, seasonality does not have a material impact on our consolidated financial results.
Our Customers
Our primary customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores and authorized independent bottlers. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality. We also grant distribution rights to our independent bottlers for certain beverage products bearing our trademarks for specified geographic areas.

In 2013, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 11% of our total net revenue. Our top five retail customers represented approximately 30% of our 2013 North American (United States and Canada) net revenue, with Wal-Mart (including Sam’s) representing approximately 17%. These percentages include concentrate sales to our independent bottlers which were used in finished goods sold by them to these retailers.
See “Our Customers” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements for more information on our customers, including our independent bottlers.
Our Competition
Our businesses operate in highly competitive markets. Our beverage, snack and food brands compete against global, regional, local and private label manufacturers and other value competitors. In many countries in which we do business, The Coca-Cola Company is our primary beverage competitor. Other food and beverage competitors include, but are not limited to, ConAgra Foods, Inc., DPSG, Kellogg Company, Kraft Foods Group, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Snyder’s-Lance, Inc. In many markets, we also compete against numerous regional and local companies.

Many of our snack and food brands hold significant leadership positions in the snack and food industry worldwide. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
Our beverage, snack and food brands compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products, introduction of new products and the effectiveness of our advertising campaigns, marketing programs, product packaging, pricing, increased efficiency in production techniques, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.

(1)
The categories and category share information in the charts above are through December 2013 based on data provided and verified by Information Resources, Inc. (IRI). The above charts include data from most major retail chains (including Wal-Mart) but exclude data from certain retailers that do not report to this service.

(2)	Does not sum due to rounding.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities and to drive innovation globally. These activities principally involve production, processing and packaging and include: development of new ingredients and products; reformulation of existing products; improvement in the quality of existing products; improvement and modernization of manufacturing processes; improvements in product quality, safety and integrity; improvements in packaging technology; improvements in dispensing equipment; development and implementation of new technologies to enhance the quality and value of current and proposed product lines; efforts focused on identifying opportunities to transform and grow our product portfolio, including the development of sweetener and flavor innovation and recipes that reduce sodium levels in certain of our products. Our research centers are located around the world, including in China, Germany, India, Mexico, Russia, Turkey, the United Kingdom and the United States, and leverage nutrition science, food science and consumer insights to meet our strategy to develop healthful, convenient foods and beverages. In 2013, we continued to expand our portfolio of nutritious foods and beverages that include fruits, vegetables, whole grains, low-fat dairy, nuts, seeds and key nutrients, as well as offerings that provide a functional benefit, such as addressing the performance needs of athletes. We continue to refine our food and beverage portfolio to meet changing consumer needs by developing a broader portfolio of product choices. We also made investments to minimize our impact on the environment, including innovation in our packaging to make it increasingly sustainable, and developed and implemented new technologies to enhance the quality and value of our current and future products, as well as made investments to incorporate into our operations best practices and technology to support sustainable agriculture and to reduce our impact on the environment. We continue to make investments to conserve energy and raw materials, reduce waste in our facilities, recycle containers, use renewable resources and optimize package design to use less materials. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $665 million in 2013, $552 million in 2012 and $525 million in 2011 and are reported within selling, general and administrative expenses.

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
We are required to comply with a variety of U.S. laws and regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Motor Carrier Safety Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; customs and foreign trade laws and regulations; and laws regulating sale of certain of our products in schools. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California which requires that, unless a safe harbor level exists and has been met, a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”
We are also subject to numerous similar and other laws and regulations outside the U.S., including but not limited to laws and regulations governing food safety, health and safety, anti-corruption and data privacy. In many jurisdictions, compliance with competition is of special importance to us due to our competitive position in those jurisdictions as is compliance with the anti-corruption laws. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.” and “Item 1A. Risk Factors – Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.”
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, taxes or other limitations on certain ingredients we use or products we sell. For example, certain federal, state and local governments in the United States, and in certain other countries in which our products are sold, including Mexico, have either imposed or are considering the imposition of taxes and other limitations on the sale of certain of our products, including certain of our products that exceed specified caloric contents or include specified ingredients such as caffeine. Certain of these governments are also considering proposals to require labeling of foods that are, or contain ingredients that are, genetically modified and to restrict the use of benefit programs, such as the Supplemental Nutrition Assistance Program, to purchase certain beverages and foods. In addition, legislation has been enacted in certain U.S. states and in certain other countries in which our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers, unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future. See also “Item 1A. Risk Factors –

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.” and “Item 1A. Risk Factors – Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.”
The cost of compliance with U.S. and foreign laws does not have a material financial impact on our results of operations.
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater discharge and air emissions. In the United States, our facilities must comply with the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated on-site and sent to third-party owned and operated off-site licensed facilities. Our policy is to meet all applicable environmental compliance requirements, and we have internal programs in place to enhance our global environmental compliance. We and our subsidiaries are subject to environmental remediation obligations in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses acquired by our subsidiaries. While these environmental and indemnification obligations cannot be predicted with certainty, environmental compliance costs have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position. See also “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

The Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates that occurred during our 2013 fiscal year.  As previously disclosed, one of our foreign subsidiaries historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. In 2012, our foreign subsidiary took steps to close its office in Iran, including terminating all three of its employees, and the office has ceased all commercial activity since the enactment of ITRA.  During 2013, our foreign subsidiary continued the process of winding down its office in Iran pursuant to a general license from the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) until the expiration of such license in March 2013. The subsidiary did not engage in any activities in Iran other than wind-down activities in 2013, or have any revenues or profits attributable to activities in Iran during 2013. The office of the subsidiary continues to have one local bank account, containing aggregate deposits of approximately $180, with a bank identified on the list of “Specially Designated Nationals” maintained by OFAC. The subsidiary has applied for a license from OFAC to authorize continuation and completion of wind-down, including closing the bank account, and plans to resume and complete such wind-down activities upon receipt thereof.
Employees
As of December 28, 2013, we employed approximately 274,000 people worldwide, including approximately 106,000 people within the United States. Our employment levels are subject to seasonal variations. We or our subsidiaries are a party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.

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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are also available free of charge on our Internet site at http://www.pepsico.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors.
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could have a material adverse effect on our business, financial condition, results of operations or stock price. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or stock price.
Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate or market our products effectively.
We are a global food and beverage company operating in highly competitive categories and we rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on: our ability to anticipate and respond to shifts in consumer trends, including increased demand for products that meet the needs of consumers who are concerned with health and wellness; our product quality; our ability to extend our portfolio of convenient foods and beverages in growing markets; our ability to develop or acquire new products that are responsive to certain consumer preferences, including reducing sodium, added sugars and saturated fat; developing a broader portfolio of product choices and increasing non-carbonated beverage offerings; our ability to develop sweetener innovation; our ability to improve the production and packaging of our products; and our ability to respond to competitive product and pricing pressures. For example, our growth rate may be adversely affected if we are unable to maintain or grow our current share of the liquid refreshment beverage market in North America, or our current share of the snacks market globally, or if demand for our products does not grow in emerging and developing markets.
In general, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population; consumer concerns regarding the health effects of ingredients, such as 4-MeI, acrylamide, artificial sweeteners, caffeine, high-fructose corn syrup, saturated fat, trans fats, sodium, sugar, or other product ingredients or attributes, including genetically modified ingredients; changes in product packaging, including convenience packaging; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; negative publicity (whether or not valid) resulting from regulatory action, litigation against us or other companies in our industry or negative or inaccurate posts or comments in the media, including social media, about us, our products or advertising campaigns and marketing programs; consumer perception of social media posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties; a downturn in economic conditions; taxes imposed on our products; or consumer perception of our employees, agents, customers, suppliers, bottlers, joint venture partners or other third parties or the business practices of such parties. Any of these changes may reduce consumers’ willingness to purchase our products. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.”, “Our financial performance could suffer if we are unable to compete effectively.”, “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” and “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.”
Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products and improving the quality of existing products, and the effectiveness of our product packaging, advertising campaigns and marketing programs, including our ability to successfully adapt to a rapidly changing media environment, such as through use of social media and online advertising campaigns and marketing programs. Although we devote significant resources to the actions mentioned above, there can be no assurance as to our continued ability to develop and launch successful new products or variants of existing products or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns and marketing programs are inherently uncertain, especially as to their appeal to consumers. Our failure to make the right strategic investments to drive innovation or successfully launch new products or variants of existing products could decrease demand for our existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs. See also “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.”
Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.
The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured or sold, including in emerging and developing markets where legal and regulatory systems may be less developed, and in some cases, less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws regarding the import or export of our products or ingredients used in our products; laws and programs restricting the sale and advertising of certain of our products; laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products, including laws imposing restrictions on the use of government programs, such as the Supplemental Nutrition Assistance Program, to purchase certain of our products; increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products, including without limitation those found in energy drinks; state consumer protection laws; taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws; anti-corruption laws; employment laws; privacy laws; laws regulating the price we may charge for our products; laws regulating access to and use of water or utilities; and environmental laws, including laws relating to the regulation of water rights and treatment and wastewater discharge. New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.
Governmental entities or agencies in jurisdictions where our products are made, manufactured or sold may also impose new labeling, product or production requirements, or other restrictions. If one jurisdiction imposes or proposes to impose new requirements or restrictions, other jurisdictions may follow and the requirements or restrictions, or proposed requirements or restrictions, may result in adverse publicity (whether or not valid). For example, if the State of California requires a specific warning on any product that contains certain ingredients or substances, other jurisdictions may react and impose restrictions on products containing the same ingredients or substances which may result in adverse publicity or increased concerns about the health implications of consumption of such products (whether or not valid). In addition, studies are underway by third parties to assess the health implications of consumption of certain ingredients or substances present in certain of our products, including 4-MeI, acrylamide and sugar. If consumer concerns, whether or not valid, about the health implications of consumption of ingredients or substances present in certain of our products increase as a result of these studies, other new scientific evidence, new labeling, product or production requirements or other restrictions, or for any other reason, including adverse publicity as a result of any such new requirements, or if we are required to add warning labels to any of our products or place warnings in locations where our products are sold, demand for our products could decline, and we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could have an adverse effect on our business, financial condition or results of operations. See also “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.”, “Our financial performance could suffer if we are unable to compete effectively.” and “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.”
In many jurisdictions, compliance with competition is of special importance to us due to our competitive position in those jurisdictions as is compliance with anti-corruption laws. Regulatory authorities under whose laws we operate may also have enforcement powers that can subject us to actions such as product recall, seizure of products or other sanctions, which could have an adverse effect on our sales or damage our reputation. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees or suppliers could take actions that violate these policies and procedures or applicable laws or regulations. Violations of these laws or regulations could subject us to criminal or civil enforcement actions or financial penalties which could have a material adverse effect on our business.
In addition, we and our subsidiaries are party to a variety of legal and environmental remediation obligations arising in the normal course of business, as well as environmental remediation, product liability, toxic tort and related indemnification proceedings in connection with certain historical activities and contractual obligations, including those of businesses acquired by our subsidiaries. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on current and former properties of ours and our subsidiaries, the potential exists for remediation, liability and indemnification costs to differ materially from the costs we have estimated. We cannot guarantee that our costs in relation to these matters will not exceed our established liabilities or otherwise have an adverse effect on our results of operations.
See also “Item 1. Business - Regulatory Environment and Environmental Compliance.”, “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.” and “Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.”
Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.
Our products are sold in more than 200 countries and territories. As such, we are subject to tax laws and regulations of various federal, state and local governments in the United States, as well as to tax laws and regulations outside the United States. The imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, could increase the cost of our products, reduce overall consumption of our products, lead to negative publicity (whether or not valid) or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse impact on our financial performance. For example, Mexico recently imposed a tax on sugar-sweetened beverages and a tax on certain foods that exceed specified caloric contents, and other jurisdictions have imposed or are considering the imposition of taxes and other limitations on the sale of certain of our products. If one jurisdiction imposes new or increased taxes, or withdraws tax benefits, other jurisdictions may follow.
In addition, we are subject to regular reviews, examinations and audits by the Internal Revenue Service (IRS) and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. Economic and political pressures to increase tax revenues in jurisdictions in which we operate may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals resulting in an adverse impact on our financial performance.
Our operations outside the United States generate a significant portion of our net revenue and repatriation of foreign earnings to the United States, or changes in how United States multinational corporations are taxed on foreign earnings, could adversely affect our financial performance. See also “Item 1. Business - Regulatory Environment and Environmental Compliance.” and “Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate or market our products effectively.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.” and “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.”
Our financial performance could suffer if we are unable to compete effectively.
The food, snack and beverage industries in which we operate are highly competitive. We compete with major international food, snack and beverage companies that, like us, operate in multiple geographic areas, as well as regional, local and private label manufacturers and other value competitors. We compete with other large companies in each of the food, snack and beverage categories, including The Coca-Cola Company, ConAgra Foods, Inc., DPSG, Kellogg Company, Kraft Foods Group, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Snyder’s-Lance, Inc. In many countries where we do business, including the United States, our primary beverage competitor is The Coca-Cola Company. We compete on the basis of brand recognition, taste, price, quality, product variety, distribution, marketing and promotional activity, packaging, convenience, service and the ability to identify and satisfy consumer preferences. If we are unable to compete effectively, we may be unable to grow or maintain sales or gross margins in the global market or in various local markets. This may have a material adverse impact on our revenues and profit margins. See also “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.”
Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.
Our operations outside of the United States, particularly in Russia, Mexico, Canada, the United Kingdom and Brazil, contribute significantly to our revenue and profitability, and we believe that these countries and emerging and developing markets, particularly China and India, and the Latin America, Africa and Middle East regions, present important future growth opportunities for us. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, market or sell will be accepted or successful in any particular emerging or developing market, due to local or global competition, product price, cultural differences or otherwise. If we are unable to expand our businesses in emerging and developing markets, or achieve the return on capital we expect as a result of our investments as a result of economic and political conditions, increased competition, reduced demand for our products, a slow down in growth in these markets and the related impact on other countries who export to these markets, imposition of new or increased sanctions against, or other regulations restricting contact with, countries in these markets, an inability to acquire or form strategic business alliances or to make necessary infrastructure investments or for any other reason, our financial performance could be adversely affected. Unstable economic or political conditions, civil unrest or other developments and risks in the markets where our products are sold, including in Mexico, Venezuela, the Middle East, including Egypt, could also have an adverse impact on our business results or financial condition. Factors that could adversely affect our business results in these markets include: foreign ownership restrictions; nationalization of our assets; restrictions on the import of ingredients used in our products; restrictions on the import or export of our products; regulations on the transfer of funds to and from foreign countries, which, from time to time, result in significant cash balances in foreign countries such as Venezuela, and on the repatriation of funds currently held in foreign jurisdictions to the United States; highly inflationary currency, devaluation or fluctuation, such as the devaluation of the Venezuelan bolivar, Argentine peso or Turkish lira; the lack of well-established or reliable legal systems; imposition of new or increased labeling, product or production requirements, or other restrictions; and increased costs of business due to compliance with complex foreign and United States laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act, and adverse consequences, such as the assessment of fines or penalties, for failing to comply with these laws and regulations. In addition, disruption in these markets due to political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products. See also “Item 1. Business - Regulatory Environment and Environmental Compliance.”, “Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate or market our products effectively.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Our financial performance could suffer if we are unable to compete effectively.”, “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.” and “Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or manage divestitures or refranchisings, could have an adverse impact on our business, financial condition and results of operations.”

Unfavorable economic conditions may have an adverse impact on our business results or financial condition.
Many of the countries in which we operate, including the United States and several of the members of the European Union, have experienced and continue to experience unfavorable economic conditions. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets and inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions such as the European sovereign debt crisis, which may potentially impair our ability to access the capital markets on terms commercially acceptable to us or at all; the effects of government initiatives to manage economic conditions, including changes to or cessation of any such initiatives; reduced demand for our products resulting from a slow-down in the general global economy or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other economy products, or to less profitable channels; impairment of assets; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers, bottlers, distributors, joint venture partners or other third parties and any negative impact on any of the foregoing may also have an adverse impact on our business results or financial condition. In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity, default or similar risks as a result of unfavorable economic conditions. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution may limit the availability of credit or willingness of financial institutions to extend credit on terms commercially acceptable to us or at all or, with respect to financial institutions who are parties to our financing arrangements, leave us with reduced borrowing capacity or unhedged against certain currencies or price risk associated with forecasted purchases of raw materials which could have an adverse impact on our business results or financial condition. See also “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.”
Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.
We and our business partners use various raw materials and other supplies in our business. The principal ingredients we use include apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. Our key packaging materials include plastic resins, including PET and polypropylene resin used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities for us due to their use in our facilities and in the trucks delivering our products. Some of these raw materials and supplies are sourced internationally and some are available from a limited number of suppliers or are in short supply when seasonal demand is at its peak. We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy, including fuel. The raw materials and energy which we use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental incentives and controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating results. In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials and energy, including fuel. Certain of these derivatives that do not qualify for hedge accounting treatment can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.”, “Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.” and “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to our consolidated financial statements.
Failure to realize anticipated benefits from our productivity initiatives or global operating model could have an adverse impact on our business, financial condition and results of operations.
Our productivity initiatives help fund our growth initiatives and contribute to our results of operations. We are implementing strategic plans that we believe will position our business for future success and growth by allowing us to achieve a lower cost structure and operate more efficiently in the highly competitive food, snack and beverage industries. In order to capitalize on our cost reduction efforts, it will be necessary to make certain investments in our business, which may be limited due to capital constraints. In addition, it is critical that we have the appropriate personnel in place to continue to lead and execute our plans. Our future success and earnings growth depends in part on our ability to reduce costs and improve efficiencies. If we are unable to successfully implement our productivity initiatives, fail to implement these initiatives as timely as we anticipate or fail to identify and implement additional productivity opportunities in the future, our business, financial condition and results of operations could be adversely impacted. In addition, we continue to implement our global operating model to improve efficiency, decision making, innovation and brand management across the global PepsiCo organization. If we are unable to implement this model effectively, it may have a negative impact on our ability to deliver sustained or breakthrough innovation or to otherwise compete effectively.
Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.
Our ability, and that of our suppliers, third parties, including our independent bottlers, contract manufacturers, joint venture partners, independent distributors and retailers, to make, manufacture, distribute and sell products is critical to our success. Damage or disruption to our or their manufacturing or transportation and distribution capabilities due to any of the following could impair the ability to make, manufacture, transport, distribute or sell our products: adverse weather conditions or natural disaster, such as a hurricane, earthquake or flooding; government action; fire; terrorism; outbreak or escalation of armed hostilities; pandemic; industrial accidents or other occupational health and safety issues; strikes and other labor disputes; or other reasons beyond our control or the control of our suppliers and business partners. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.
Maintaining a good reputation globally is critical to selling our branded products. Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling, misbranding, spoilage, allergens or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. If any of our products are mislabeled or become unfit for consumption, causes injury, illness or death, we may have to engage in a product recall and/or be subject to liability or government action, which could result in payment of damages or fines. A product recall or a product liability issue could cause certain of our products to be unavailable for a period of time, which could reduce consumer demand and brand equity. We could also be adversely affected if consumers lose confidence in product quality, safety and integrity generally. In addition, we operate globally, which requires us to comply with numerous local regulations, including, without limitation, anti-corruption laws, competition laws and the tax laws and regulations of the jurisdictions in which our products are sold. In the event that our employees engage in improper activities abroad, we may be subject to enforcement actions, litigation, loss of sales or other consequences which may cause us to suffer damage to our reputation in the United States and abroad. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental practices for all of our operations and activities; the failure to achieve our goal of continuing to refine our food and beverage choices to meet changing consumer demands by reducing sodium, added sugars and saturated fat and developing a broader portfolio of product choices; health concerns (whether or not valid) about our products or particular ingredients in our products, including whether certain of our products contribute to obesity; the imposition or proposed imposition of new or increased taxes or other limitations on the sale or advertising of our products; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, water, energy use and waste management; the practices of our employees, agents, customers, distributors, suppliers, bottlers, joint venture partners or other third parties with respect to any of the foregoing; any failure to comply, or perception of a failure to comply, with our policies and statements, including those regarding advertising to children; consumer perception of our advertising campaigns or marketing programs; consumer perception of our use of social media; or our responses to any of the foregoing or negative publicity as a result of any of the foregoing. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination, and, as a result, negative or inaccurate posts or comments about us, our products or advertising campaigns and marketing programs, and consumer perception of posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties, may also generate adverse publicity that could damage our reputation. In addition, water is a limited resource in many parts of the world and demand for water continues to increase. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to water use. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation. See also “Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate or market our products effectively.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.” and “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.”
Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or manage divestitures or refranchisings, could have an adverse impact on our business, financial condition and results of operations.
We regularly evaluate potential acquisitions, joint ventures, divestitures and refranchisings. Potential issues associated with these activities could include, among other things: our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of an acquisition, divestiture or refranchising, or the formation of a joint venture, within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with an acquisition, joint venture, divestiture or refranchising; and diversion of management’s attention from day-to-day operations. With respect to acquisitions, the following also pose potential risks: our ability to successfully combine our businesses with the business of the acquired company, including integrating the manufacturing, distribution, sales and administrative support activities and information technology systems between us and the acquired company and our ability to successfully operate in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming standards, controls (including internal control over financial reporting, environmental compliance and health and safety compliance), procedures and policies, business cultures and compensation structures between us and the acquired company; consolidating and streamlining corporate and administrative infrastructures; consolidating sales and marketing operations; retaining existing customers and attracting new customers; identifying and eliminating redundant and underperforming operations and assets; coordinating geographically dispersed organizations; and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. With respect to joint ventures, we share ownership and management responsibility with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do and joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. In addition, acquisitions and joint ventures outside of the United States increase our exposure to risks associated with operations outside of the United States, including fluctuations in exchange rates and compliance with the Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws, and laws and regulations outside the United States. With respect to divestitures and refranchisings, we may not be able to complete such transactions on terms commercially favorable to us or at all. Further, as divestitures and refranchisings may reduce our direct control over certain aspects of our business, any failure to maintain good relations with divested or refranchised businesses in our supply or sales chain may adversely impact sales or business performance. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, or if a divestiture or refranchising is not successfully completed or managed or does not result in the benefits we expect, our business, financial condition and results of operations could be adversely impacted.
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
We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, as well as other retailers, to effectively compete. The loss of any of our key customers, including Wal-Mart, could have an adverse effect on our financial performance. In addition, our industry has been affected by increasing concentration of retail ownership, particularly in North America and Europe, which may impact our ability to compete as such retailers may demand lower pricing and increased promotional programs. Further, should larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to any such actions or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.
We expect to maintain Tier 1 commercial paper access which we believe will ensure appropriate financial flexibility and ready access to global credit markets at favorable interest rates. Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. Our borrowing costs and access to the commercial paper market could also be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. See also “Our Liquidity and Capital Resources” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our business could suffer if we are unable to protect our information systems against a cybersecurity incident.
Our information systems could be compromised by unauthorized outside parties intent on extracting sensitive data or confidential information, corrupting information or disrupting business processes or by inadvertent or intentional actions by our employees or vendors. A cybersecurity incident resulting in a security breach, or failure to identify a cybersecurity threat, could disrupt our business and could result in the loss of sensitive data, confidential information or other assets as well as litigation, regulatory enforcement, violation of data privacy and security laws and regulations, remediation costs, damage to our reputation and loss of revenue resulting from unauthorized use of confidential information or failure to retain or attract customers and consumers following such an incident. See also “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.” and “If we are not able to build and sustain proper information technology infrastructure, successfully implement our ongoing business transformation initiative or share services for certain functions effectively, our business could suffer.”
If we are not able to build and sustain proper information technology infrastructure, successfully implement our ongoing business transformation initiative or share services for certain functions effectively, our business could suffer.
We depend on information technology, including cloud-based services, to enable and improve the effectiveness of our operations, to interface with our customers and consumers, to order and manage materials from suppliers, to maintain financial accuracy and efficiency, to comply with regulatory, financial reporting, legal and tax requirements, to collect and store sensitive data or confidential information and for digital marketing activities and electronic communication among our global operations and between our employees and the employees of our independent bottlers, contract manufacturers, joint ventures, suppliers and other third parties. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if our systems are damaged, destroyed or shut down as a result of natural disasters, software, equipment or telecommunications failures, malicious or disruptive software, hackers or otherwise, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, the loss of or damage to intellectual property, damage to our reputation, or the loss of sensitive or confidential data through security breach or otherwise.
We have embarked on a multi-year business transformation initiative to migrate certain of our financial processing systems to enterprise-wide systems solutions. There can be no certainty that this initiative will deliver the expected benefits. The failure to deliver the expected benefits may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.
We have entered into agreements to share certain information technology support services and administrative functions, such as payroll processing, benefit plan administration and certain finance and accounting functions, to third-party service providers and may enter into agreements to share services for other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform, or do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers and our reputation could be harmed. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breach or otherwise, litigation or remediation costs, or damage to our reputation and could have a negative impact on employee morale. See also “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.” and “Our business could suffer if we are unable to protect our information systems against a cybersecurity incident.”
Fluctuations in exchange rates may have an adverse impact on our business results or financial condition.
We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also “Market Risks” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 10 to our consolidated financial statements.
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, potatoes and various fruits. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in new or increased regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is more aggressive than the measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations. See also “Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate or market our products effectively.”, “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.”

and “Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.”
A portion of our workforce belongs to unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages could cause our business to suffer.
Many of our employees are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages and interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.
Our intellectual property rights could be infringed or challenged and reduce the value of our products and brands and have an adverse impact on our business, financial condition and results of operations.
We possess intellectual property rights that are important to our business. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets that are important to our business and relate to a variety of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. We protect our intellectual property rights globally through a combination of trademark, copyright, patent and trade secret laws, third-party assignment and nondisclosure agreements and monitoring of third-party misuses of our intellectual property. If we fail to obtain or adequately protect our ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets, or if there is a change in law that limits or removes the current legal protections of our intellectual property, the value of our products and brands could be reduced and there could be an adverse impact on our business, financial condition and results of operations. See also “Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”
Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business, financial condition and results of operations.
We and our subsidiaries are party to a variety of legal claims and proceedings in the ordinary course of business, including but not limited to litigation related to our advertising, marketing or commercial practices, product labels, claims and ingredients and environmental and insurance matters. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that management’s assessment of the materiality of these matters, including the reserves taken in connection therewith, will be consistent with the ultimate outcome of such claims or proceedings. In the event that management’s assessment of materiality of current claims and proceedings proves inaccurate or litigation that is material arises in the future, there may be a material adverse effect on our consolidated financial statements, results of operations or cash flows. See also “Any damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.”
Many factors may adversely affect the price of our common stock and our financial performance.
Many factors may adversely affect the price of our common stock and our financial performance. Such factors, some of which are beyond our control, may include, but are not limited to: unfavorable economic conditions; changes in financial or tax reporting and changes in accounting principles or practices that materially affect our reported financial condition and results and investor perceptions of our performance; actions by shareholders or others seeking to influence our business strategies; and the impact of our share repurchase program. In addition, corporate actions, such as those we may or may not take from time to time as part of our continuous review of our corporate structure, including as a result of business, legal and tax considerations, may not have the impact we intend and may adversely affect the price of our common stock and our financial performance. The above factors, as well as other risks included in this Item 1A. Risk Factors, could adversely affect the price of our common stock and our financial performance.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.
Item 2. Properties.
Our most significant corporate properties include our corporate headquarters building in Purchase, New York and our data center in Plano, Texas, both of which are owned. Our corporate headquarters are undergoing renovations to improve technology and energy efficiency, and to make necessary infrastructure repairs and improvements, are ongoing. Leases of plants in North America generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are owned or leased on a long-term basis. Furthermore, except as disclosed above, we believe that our properties generally are in good operating condition and are suitable for the purposes for which they are being used.
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
Quaker Foods North America
QFNA owns a plant in Cedar Rapids, Iowa, which is its most significant property, as well as an office building it shares with PAB in downtown Chicago, Illinois. QFNA also owns four plants and production processing facilities and leases one office and one distribution center in North America.
Latin America Foods
LAF’s most significant properties include four snack manufacturing plants in Brazil (Guarulhos) and the Mexican cities of Celaya, Monterrey and Mexico City (Vallejo), all of which are owned. LAF also owns or leases approximately 50 food manufacturing and processing plants and approximately 640 warehouses, distribution centers and offices.

PepsiCo Americas Beverages
PAB’s most significant properties include its headquarters building in Somers, New York, an office building it shares with QFNA in downtown Chicago, Illinois and a shared service center it shares with certain other divisions in Winston-Salem, North Carolina, all of which are leased, and its Tropicana facility in Bradenton, Florida, its concentrate plants in Cork, Ireland and its research and development facility in Valhalla, New York, all of which are owned. PAB also owns or leases approximately 80 bottling and production plants and production processing facilities and approximately 470 warehouses, distribution centers and offices.
Europe
Europe’s most significant properties are its snack manufacturing and processing plant located in Leicester, United Kingdom, which is leased, and its snack research and development facility in Leicester, United Kingdom, its beverage plant in Lebedyan, Russia and its dairy plant in Moscow, Russia, all of which are owned. Europe also owns or leases approximately 125 plants and approximately 525 warehouses, distribution centers and offices.
Asia, Middle East and Africa
AMEA’s most significant properties are its beverage plants located in Sixth of October City, Egypt, Rayong, Thailand and Amman, Jordan, and its snack manufacturing and processing plants located in Sixth of October City, Egypt, which are owned, and Riyadh, Saudi Arabia, which is leased. AMEA also owns or leases approximately 45 plants and approximately 490 distribution centers, warehouses and offices. In 2012, we contributed our company-owned and joint venture bottling operations in China to Tingyi. AMEA continues to utilize properties owned or leased by Tingyi.
Shared Properties
QFNA shares 12 warehouse and distribution centers and eight offices jointly with PAB and FLNA and shares two additional offices with FLNA. QFNA also shares 25 warehouses and distribution centers, one production facility and two offices with PAB, as well as one research and development laboratory. FLNA shares one production facility with LAF. PAB, Europe and AMEA share two production facilities and a service center. Europe and AMEA share a research and development facility. PAB and LAF share four offices. PAB and AMEA share two concentrate plants.
In addition to the company-owned or leased properties described above, we also utilize a highly distributed network of plants, warehouses and distribution centers that are owned or leased by our contract manufacturers, co-packers, strategic alliances or joint ventures in which we have an equity interest.
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

Also as previously disclosed, on May 8, 2011, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest), the regional Hungarian governmental authority (the Hungarian Authority), notified our subsidiary, Fovarosi Asvanyviz-es Uditoipari Zrt. (FAU), that it assessed monetary sanctions of approximately $220,000 for alleged violation of applicable wastewater discharge standards in 2010. Also as previously disclosed, on August 9, 2012, the Hungarian Authority notified FAU that it assessed monetary sanctions of approximately $153,000 for alleged violation of applicable wastewater discharge standards in 2011. Following an appeal of this decision by FAU, the Orszagos Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest) increased the 2011 sanctions to $320,000 and the 2012 sanctions to $170,000, on July 22, 2013 and August 12, 2013, respectively, on the grounds that certain pollutant factors had not been taken into account by the Hungarian Authority. FAU has appealed these decisions and the appeals are pending at the Fovarosi Kozigazgatasi es Munkaugyi Birosag (Budapest).

In addition, we and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See also “Item 1. Business - Regulatory Environment and Environmental Compliance.” and “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”

Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Executive Officers of the Registrant
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
Zein Abdalla	55	President, PepsiCo
Albert P. Carey	62	Chief Executive Officer, PepsiCo Americas Beverages
Sanjeev Chadha	54	Chief Executive Officer, PepsiCo Asia, Middle East and Africa
Brian Cornell	54	Chief Executive Officer, PepsiCo Americas Foods
Marie T. Gallagher	54	Senior Vice President and Controller, PepsiCo
Thomas Greco	55	Executive Vice President, PepsiCo; President, Frito-Lay North America
Enderson Guimaraes	54	Chief Executive Officer, PepsiCo Europe
Hugh F. Johnston	52	Executive Vice President and Chief Financial Officer, PepsiCo
Dr. Mehmood Khan	55	Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development, PepsiCo
Indra K. Nooyi	58	Chairman and Chief Executive Officer, PepsiCo
Larry D. Thompson	68	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo
Cynthia M. Trudell	60	Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo
Zein Abdalla, 55, was appointed to the role of President, PepsiCo in September 2012. Mr. Abdalla was Chief Executive Officer of PepsiCo Europe from November 2009 until September 2012. Mr. Abdalla joined PepsiCo in 1995 and has held a variety of senior positions. He has served as General Manager of PepsiCo’s European Beverage Business, General Manager Tropicana Europe and Franchise Vice President for Pakistan and the Gulf region. From 2005 to 2008 he led PepsiCo’s continental Europe operations. In September 2008 he went on to lead the complete portfolio of PepsiCo businesses in Europe. Prior to joining PepsiCo, Mr. Abdalla worked for Mars Incorporated in engineering and manufacturing roles, as well as in sales, marketing, human resources and general management.
Albert P. Carey, 62, has been Chief Executive Officer, PepsiCo Americas Beverages since September 2011. He served as President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages and Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.

Sanjeev Chadha, 54, was appointed to the role of Chief Executive Officer, PepsiCo Asia, Middle East and Africa in September 2013. Mr. Chadha was President of PepsiCo’s Middle East and Africa region from January 2011 to September 2013 and President of PepsiCo’s India region from 2009 to December 2010. Mr. Chadha joined PepsiCo in 1989 and has held a variety of senior positions with the Company. He served as Senior Vice President – Commercial, Asia Pacific, including China and India, Senior General Manager, Vietnam and the Philippines, and held other leadership roles in sales, marketing, innovation and franchise.

Brian Cornell, 54, was appointed to the role of Chief Executive Officer, PepsiCo Americas Foods in March 2012. Prior to that, Mr. Cornell served as President and Chief Executive Officer of Sam’s Club, a division of Wal-Mart, and Executive Vice President of Wal-Mart from 2009 until 2012. Prior to that, he was Chief Executive Officer of Michaels from 2007 until 2009 and he has also served as Executive Vice President and Chief Marketing Officer for Safeway from 2004 until 2007. Earlier in his career, Mr. Cornell held several general management positions at PepsiCo, including President of Tropicana from 1999 to 2001, President of PepsiCo beverages for Europe and Africa from 2001 to 2003 and President of PepsiCo North America Foodservice from 2003 to 2004.
Marie T. Gallagher, 54, was appointed PepsiCo’s Senior Vice President and Controller in May 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services and, prior to that, a senior manager at Coopers & Lybrand.
Thomas Greco, 55, was appointed Executive Vice President, PepsiCo and President, Frito-Lay North America in September 2011. Prior to that, Mr. Greco served as Executive Vice President and Chief Commercial Officer for Pepsi Beverages Company. Mr. Greco joined PepsiCo in Canada in 1986, and has served in a variety of positions, including Region Vice President, Midwest; President, Frito-Lay Canada; Senior Vice President, Sales, Frito-Lay North America; President, Global Sales, PepsiCo; and Executive Vice President, Sales, North America Beverages.
Enderson Guimaraes, 54, was appointed Chief Executive Officer, PepsiCo Europe in September 2012. Prior to that, Mr. Guimaraes served as President of PepsiCo Global Operations from October 2011. Before PepsiCo, Mr. Guimaraes served as Executive Vice President of Electrolux and Chief Executive Officer of its major appliances business in Europe, Africa and the Middle East from 2008 to 2011. He also spent 10 years at Philips Electronics, from 1998 to 2007, first as a regional marketing executive in Brazil and ultimately as Senior Vice President, head of Global Marketing Management and general manager of the WidiWall LED display business. He also served as CEO of Philips’ Lifestyle Incubator group, an innovation engine which created new businesses and developed them over several years. Earlier, Mr. Guimaraes worked in various marketing positions at Danone and Johnson & Johnson.
Hugh F. Johnston, 52, was appointed Executive Vice President and Chief Financial Officer, PepsiCo in March 2010. He previously held the position of Executive Vice President, Global Operations since November 2009 and the position of President of Pepsi-Cola North America since November 2007. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.

Dr. Mehmood Khan, 55, became PepsiCo’s Executive Vice President, PepsiCo Chief Scientific Officer, Global Research & Development in May 2012. He previously held the position of Chief Executive Officer of PepsiCo’s Global Nutrition Group since November 2010 and the position of PepsiCo’s Chief Scientific Officer since 2008. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer. Dr. Khan also served at the Mayo Clinic until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.
Indra K. Nooyi, 58, has been PepsiCo’s Chief Executive Officer since 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors in 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in 2001, after serving as Senior Vice President and Chief Financial Officer since 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc.
Larry D. Thompson, 68, became PepsiCo’s Executive Vice President, Government Affairs, General Counsel and Corporate Secretary in July 2012. He was formerly PepsiCo’s Senior Vice President, Government Affairs, General Counsel and Secretary, a position he held from November 2004 until May 2011. Prior to rejoining PepsiCo, Mr. Thompson served as the John A. Sibley Chair in Corporate and Business Law at the University of Georgia School of Law from August 2011 until May 2012. He previously served as a Senior Fellow with the Brookings Institution in Washington, D.C. and served as Deputy Attorney General in the U.S. Department of Justice. In 2002, Mr. Thompson was named to lead the Department of Justice’s National Security Coordination Council and was also named by President Bush to head the Corporate Fraud Task Force. In April 2000, he was selected by Congress to chair the bipartisan Judicial Review Commission on Foreign Asset Control. Prior to his government career, Mr. Thompson was a partner in the law firm of King & Spalding, a position he held from 1986 to 2001.
Cynthia M. Trudell, 60, has been Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo since April 2011 and was PepsiCo’s Senior Vice President, Chief Personnel Officer from February 2007 until April 2011. Ms. Trudell served as a director of PepsiCo from January 2000 until February 2007. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Trading Symbol – PEP
Stock Exchange Listings – The New York Stock Exchange is the principal market for our common stock, which is also listed on the Chicago and SIX Swiss Exchanges.
Stock Prices – The composite quarterly high, low and closing prices for PepsiCo common stock for each fiscal quarter of 2013 and 2012 are contained in our Selected Financial Data included on page 115.
Shareholders – As of February 5, 2014, there were approximately 144,930 shareholders of record of our common stock.
Dividends – Dividends are usually declared in early to mid-February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 6, 2014, the Board of PepsiCo declared a quarterly dividend of $0.5675 payable March 31, 2014, to shareholders of record on March 7, 2014. For the remainder of 2014, the dividend record dates for these payments are, subject to approval of the Board of Directors, expected to be June 6, September 5 and December 5, 2014. We have paid consecutive quarterly cash dividends since 1965. Information with respect to the quarterly dividends declared in 2013 and 2012 is contained in our Selected Financial Data.
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2013 under the $10 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and expires on June 30, 2016, is set forth in the table below. All such shares of common stock were repurchased pursuant to open market transactions, other than 188,000 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/7/13				$9,240

9/8/13 – 10/5/13	3.3	$80.32	3.3	(265)
				8,975
10/6/13 – 11/2/13	3.7	$82.26	3.7	(305)
				8,670
11/3/13 – 11/30/13	3.6	$85.35	3.6	(306)
				8,364
12/1/13 – 12/28/13	—	—	—	—
Total	10.6	$82.70	10.6	$8,364

In connection with our merger with The Quaker Oats Company in 2001, shares of our convertible preferred stock were authorized and issued to an employee stock ownership plan (ESOP) fund established by Quaker.  The preferences, limitations and relative rights of the shares of convertible preferred stock are set forth in Exhibit A to our amended and restated articles of incorporation.  Quaker made the final award to the ESOP in June 2001. The Company does not have any authorized, but unissued, “blank check preferred stock.” PepsiCo repurchases shares of its convertible preferred stock from the ESOP in connection with share redemptions by ESOP participants.

The following table summarizes our convertible preferred share repurchases during the fourth quarter.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/8/13 – 10/5/13	1,100	$396.25	N/A	N/A

10/6/13 – 11/2/13	1,000	$413.62	N/A	N/A

11/3/13 – 11/30/13	1,000	$428.71	N/A	N/A

12/1/13 – 12/28/13	2,400	$405.14	N/A	N/A
Total	5,500	$409.19	N/A	N/A

Item 6. Selected Financial Data.
Selected Financial Data is included on page 115.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is an integral part of our consolidated financial statements and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary beginning on page 119. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

OUR BUSINESS
Executive Overview

We are a leading global food and beverage company with brands that are respected household names throughout the world. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, sell and distribute a wide variety of convenient and enjoyable foods and beverages, serving customers and consumers in more than 200 countries and territories.
Our management monitors a variety of key indicators to evaluate our business results and financial condition.  These indicators include growth in volume, revenue and organic revenue, growth in operating profit and EPS (as reported and excluding certain items and the impact of foreign exchange translation), market share, safety, product and service quality, organizational health, brand equity, employee diversity, net commodity inflation, productivity savings, net capital spending, free cash flow and free cash flow excluding certain items, cash returned to shareholders in the forms of share repurchases and dividends, advertising and marketing expenses, ROIC, and gross and operating margin change.
During 2013, we continued to reinforce the initiatives we undertook in 2012 that we believe will position us for future success. These initiatives included increasing our investments in our largest global brands; stepping up our innovation program, including the successful launch of Mountain Dew Kickstart; increasing our spending on research and development, including opening a new state-of-the-art food and beverage innovation center in Shanghai, China; and continuing our multi-year productivity program that resulted in over $900 million in savings in 2013. We successfully continued these initiatives during 2013 while returning $6.4 billion to shareholders through share repurchases and dividends.
As we look to 2014 and beyond, we remain focused on positioning our Company for long-term success while continuing to deliver strong, consistent financial results. Our business strategies are designed to address key challenges facing our Company, including: continuing to strengthen our presence in high growth developing and emerging markets and providing products in these markets that will be accepted and successful; continued consumer focus on nutritious products; geopolitical and social instability and commodity cost volatility. We believe that many of these challenges create new growth opportunities for our Company. For example, we believe that a favorable outlook for growth in developing and emerging markets creates opportunities for further growth of our products in those markets. We also believe that continued consumer focus on more nutritious products creates an opportunity for us to expand our offerings in this arena. In order to address these challenges and capitalize on these opportunities, we plan to do the following:
Continue to invest in developing and emerging markets.
We expect that developing and emerging markets will continue to represent an attractive high growth space for our Company, but will require us to make significant investments to develop the skills, tools and people necessary to continue to compete effectively in these markets. PepsiCo already has a strong presence in developing and emerging markets and we believe it will be important for us to continue to invest in these markets to continue to grow our business.

Continue to broaden the range of our product portfolio, including expanding our offerings of more nutritious products.
We anticipate that the consumer shift to convenient, functional nutrition, local and natural ingredients, and better-for-you snacking options will continue to accelerate. To address this shift, we plan to continue to grow our portfolio of more nutritious products by reducing added sugar, sodium and saturated fat in certain key brands.
Further enhance our digital tools and data protection capabilities.
The importance of digital technology continues to grow from both a consumer and business capability standpoint. We plan to invest in digital tools and technologies that will allow us to reach our consumers differently, continue to adapt our advertising and marketing model to harness the power of social media and enhance the efficiency of our sales force. We also expect that these investments will improve our analytical capabilities and enhance food safety and quality. In addition, cybersecurity requires focused investment and constant diligence against threats and we will continue to work to strengthen our information systems and improve our digital capabilities.
Protect our supply chain and our people.
Our ability to make, manufacture, distribute and sell products is critical to our success. Geopolitical and social tensions and conflict are expected to continue to pose risks to doing business in many countries around the world. We will continue to make investments to keep our people safe and protect our supply chain against potential threats.
Develop new ways to manage volatility in commodities.
Extreme weather patterns are expected to persist and intensify as a result of climate change, which may result in decreased availability or less-favorable pricing for certain commodities that are necessary for our products. In addition to managing this volatility through the use of fixed-price contracts and purchase orders, pricing agreements and derivatives, we plan to leverage our research and development teams to work to create multiple formulations while delivering on taste and quality to cope with fluctuations in raw material availability and price.
Deliver on the promise of Performance with Purpose.
Performance with Purpose is our goal to deliver sustained value by providing a wide range of foods and beverages, from treats to healthy eats; finding innovative ways to minimize our impact on the environment and lower our costs through energy and water conservation as well as reduce use of packaging material; providing a safe and inclusive workplace for our employees globally; and respecting, supporting and investing in the local communities in which we operate. PepsiCo was again recognized for its leadership in this area in 2013 by earning a place on the prestigious Dow Jones Sustainability World Index for the seventh consecutive year and on the North America Index for the eighth consecutive year.

Our Operations
We are organized into four business units, as follows:

1)	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3)	PepsiCo Europe (Europe), which includes all beverage, food and snack businesses in Europe and South Africa; and

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
Frito-Lay North America
Either independently or in conjunction with third parties, FLNA makes, markets, sells and distributes branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese flavored snacks, Tostitos tortilla chips, branded dips, Ruffles potato chips, Fritos corn chips and Santitas tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, sells and distributes Sabra refrigerated dips and spreads.
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, sells and distributes cereals, rice, pasta, dairy and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Cap’n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni side dishes, Quaker rice cakes, Quaker Oat Squares and Quaker Natural Granola. These branded products are sold to independent distributors and retailers.
Latin America Foods
Either independently or in conjunction with third parties, LAF makes, markets, sells and distributes a number of snack food brands including Doritos, Marias Gamesa, Cheetos, Ruffles, Emperador, Saladitas, Sabritas, Elma Chips, Tostitos and Rosquinhas Mabel, as well as many Quaker-branded cereals and snacks. These branded products are sold to independent distributors and retailers.

PepsiCo Americas Beverages
Either independently or in conjunction with third parties, PAB makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Gatorade, Mountain Dew, Diet Pepsi, Aquafina, 7UP (outside the U.S.), Diet Mountain Dew, Tropicana Pure Premium, Sierra Mist and Mirinda. PAB also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks. Further, PAB manufactures and distributes certain brands licensed from DPSG, including Dr Pepper, Crush and Schweppes, and certain juice brands licensed from Dole and Ocean Spray. PAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. PAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn also sell our brands as finished goods to independent distributors and retailers in certain markets.
PAB’s volume reflects sales to its independent distributors and retailers, as well as the sales of beverages bearing our trademarks that have been sold through our authorized independent bottlers that have been reported as sold to independent distributors and retailers. Bottler case sales (BCS) and concentrate shipments and equivalents (CSE) are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our revenues are not entirely based on BCS volume, as there are independent bottlers in the supply chain, we believe that BCS is a valuable measure as it quantifies the sell-through of our products at the consumer level.
Europe
Either independently or in conjunction with third parties, Europe makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-branded cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. Europe also, either independently or in conjunction with third parties, makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Pepsi Max, 7UP, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, Europe operates its own bottling plants and distribution facilities. Europe also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, Europe makes, markets, sells and distributes a number of leading dairy products including Domik v Derevne, Chudo and Agusha.
Europe reports two measures of volume. Snacks volume is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks. Beverage volume reflects Company-owned or authorized independent bottler sales of beverages bearing Company-owned or licensed trademarks to independent distributors and retailers (see PepsiCo Americas Beverages above). In 2011, we acquired WBD, Russia’s leading branded food and beverage company. WBD’s portfolio of products is included within Europe’s snacks or beverage reporting, depending on product type.
See Note 15 to our consolidated financial statements for additional information about our acquisition of WBD in 2011.
Asia, Middle East and Africa
Either independently or in conjunction with third parties, AMEA makes, markets, sells and distributes a number of leading snack food brands including Lay’s, Kurkure, Chipsy, Doritos, Cheetos and Smith’s through consolidated businesses as well as through noncontrolled affiliates. Further, either independently or in conjunction with third parties, AMEA makes, markets and sells many Quaker-branded cereals and snacks.

AMEA also makes, markets, sells and distributes beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mirinda, 7UP, Mountain Dew, Aquafina and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. However, in certain markets, AMEA operates its own bottling plants and distribution facilities. AMEA also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, we license the Tropicana brand for use in China on co-branded juice products to a strategic alliance with Tingyi which is reflected in our reported volume. AMEA reports two measures of volume (see Europe above).
See Note 15 to our consolidated financial statements for additional information about our transaction with Tingyi in 2012.
Our Customers
Our primary customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores and authorized independent bottlers. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality. We also grant distribution rights to our independent bottlers for certain beverage products bearing our trademarks for specified geographic areas.
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
Retail consolidation and the current economic environment continue to increase the importance of major customers. In 2013, sales to Wal-Mart (including Sam’s) represented approximately 11% of our total net revenue. Our top five retail customers represented approximately 30% of our 2013 North American net revenue, with Wal-Mart (including Sam’s) representing approximately 17%. These percentages include concentrate sales to our independent bottlers which were used in finished goods sold by them to these retailers.
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
Distributor Networks
We distribute many of our products through third-party distributors. Third-party distributors are particularly effective when greater distribution reach can be achieved by including a wide range of products on the delivery vehicles. For example, our foodservice and vending business distributes snacks, foods and beverages to restaurants, businesses, schools and stadiums through third-party foodservice and vending distributors and operators.
Our Competition
Our businesses operate in highly competitive markets. Our beverage, snack and food brands compete against global, regional, local and private label manufacturers and other value competitors. In many countries in which we do business, The Coca-Cola Company is our primary beverage competitor. Other food and beverage competitors include, but are not limited to, ConAgra Foods, Inc., DPSG, Kellogg Company, Kraft Foods Group, Inc., Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Snyder’s-Lance, Inc. In many markets, we also compete against numerous regional and local companies.
Many of our snack and food brands hold significant leadership positions in the snack and food industry worldwide. However, The Coca-Cola Company has significant CSD share advantage in many markets outside the United States.
Our beverage, snack and food brands compete on the basis of price, quality, product variety and distribution. Success in this competitive environment is dependent on effective promotion of existing products, introduction of new products and the effectiveness of our advertising campaigns, marketing programs, product packaging, pricing, increased efficiency in production techniques, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.
Other Relationships
Certain members of our Board of Directors also serve on the boards of certain vendors and customers. These Board members do not participate in our vendor selection and negotiations nor in our customer negotiations. Our transactions with these vendors and customers are in the normal course of business and are consistent with terms negotiated with other vendors and customers. In addition, certain of our employees serve on the boards of Pepsi Bottling Ventures LLC and other affiliated companies of PepsiCo and do not receive incremental compensation for such services.
Our Business Risks
We are subject to risks in the normal course of business. During 2012 and 2013, certain countries in Europe continued to experience debt and credit issues as well as currency fluctuations and, as a result, the operating environment in Europe remains challenging. In addition, continued political and civil unrest in the Middle East and currency fluctuations in markets such as Venezuela (discussed further below), Argentina and Turkey continued to result in challenging operating environments in the respective regions. We continue to monitor the economic and operating environment in these regions closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our future results. See also “Risk Factors” in Item 1A., “Executive Overview” above and “Market Risks” below for more information about these risks.
Risk Management Framework
The achievement of our strategic and operating objectives necessarily involves taking risks. Our risk management process is intended to ensure that risks are taken knowingly and purposefully. As such, we leverage an integrated risk management framework, which is designed to identify, assess, prioritize, address, manage, monitor and communicate risks across the Company’s operations. This framework includes:

•
PepsiCo’s Board of Directors is responsible for overseeing risk assessment and mitigation. The Board receives updates on key risks throughout the year. The Board has delegated oversight of certain categories of risk to designated Board committees which report to the Board regularly on matters relating to the risks the committees oversee.

◦
The Audit Committee of the Board of Directors reviews and assesses the guidelines and policies governing PepsiCo’s risk management and oversight processes and assists the Board’s oversight of financial, compliance and employee safety risks facing PepsiCo; and

◦	The Compensation Committee of the Board periodically reviews PepsiCo’s compensation policies and practices to assess whether such policies and practices could lead to unnecessary risk-taking behavior.

•
The PepsiCo Risk Committee (PRC), which is comprised of a cross-functional, geographically diverse, senior management group which meets periodically to identify, assess, prioritize and address strategic, financial, operating, business, compliance, safety, reputational and other risks;

•	Division Risk Committees (DRC), comprised of cross-functional senior management teams which meet regularly to identify, assess, prioritize and address division-specific business risks;

•
PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the DRCs, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Board of Directors and the Audit Committee of the Board;

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
In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price purchase orders and pricing agreements. See Note 9 to our consolidated financial statements for further information on our non-cancelable purchasing commitments. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity price, foreign exchange or interest rate risks are classified as operating activities in the Consolidated Statement of Cash Flows. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk. See “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” and “Our operating results may be adversely affected by increased costs, disruption of supply or shortages of raw materials or other supplies.” in “Risk Factors” in Item 1A.
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
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $494 million as of December 28, 2013 and $507 million as of December 29, 2012. At the end of 2013, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2013 by $47 million.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $881 million as of December 28, 2013 and $853 million as of December 29, 2012. At the end of 2013, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net losses in 2013 by $81 million.
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
Our operations outside of the U.S. generate 49% of our net revenue, with Russia, Mexico, Canada, the United Kingdom and Brazil comprising approximately 25% of our net revenue in 2013. As a result, we are exposed to foreign currency risks. During 2013, unfavorable foreign exchange reduced net revenue growth by 2 percentage points, primarily due to depreciation of the Venezuelan bolivar (bolivar), Brazilian real, Egyptian pound and Russian ruble, partially offset by appreciation of the Mexican peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.

The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar. In 2013 and 2012, the majority of our transactions and net monetary assets qualified to be remeasured at the official exchange rate of obtaining U.S. dollars for dividends through the government-operated Foreign Exchange Administration Board (CADIVI). Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars per dollar to 6.3 bolivars per dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME) administered by the Central Bank of Venezuela for non-CADIVI transactions was eliminated. To replace the SITME, the government announced a new auction-based foreign exchange system (SICAD) that functions as the official channel to acquire dollars, for non-CADIVI transactions, at a rate higher than the official exchange rate. The devaluation resulted in an after-tax net charge of $111 million in the first quarter of 2013 associated with the remeasurement of bolivar-denominated net monetary assets reflected in items affecting comparability (see “Items Affecting Comparability”). The impact of this devaluation on our 2013 net revenue and operating profit was not material. In both 2013 and 2012, our operations in Venezuela generated 1% of our net revenue and 2% of our operating profit. In 2013 and 2012, our operations in Venezuela comprised 5% and 7% of our cash and cash equivalents balance, respectively. We continue to use available options to obtain U.S. dollars to meet our operational needs.
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
Our foreign currency derivatives had a total face value of $2.5 billion as of December 28, 2013 and $2.8 billion as of December 29, 2012. At the end of 2013, we estimate that an unfavorable 10% change in the exchange rates would have decreased our net unrealized gains by $128 million. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
Interest Rates
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross-currency interest rate swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.

The notional amounts of the interest rate derivative instruments outstanding as of December 28, 2013 and December 29, 2012 were $7.9 billion and $8.1 billion, respectively. Assuming year-end 2013 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased net interest expense by $5 million in 2013 due to higher cash and cash equivalents and short-term investments levels as compared with our variable rate debt.

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
Our critical accounting policies are:

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
As discussed in “Our Customers,” we offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and totaled $34.7 billion in both 2013 and 2012, and $34.6 billion in 2011. Sales incentives and discounts include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. Sales incentives and discounts also include support provided to our independent bottlers through funding of advertising and other marketing activities. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year as incurred. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Payments made to obtain these rights are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $410 million as of December 28, 2013 and $335 million as of December 29, 2012 are included in prepaid expenses and other current assets on our balance sheet.
For interim reporting, our policy is to allocate our forecasted full-year sales incentives for most of our programs to each of our interim reporting periods in the same year that benefits from the programs. The allocation methodology is based on our forecasted sales incentives for the full year and the proportion of each interim period’s actual gross revenue or volume, as applicable, to our forecasted annual gross revenue or volume, as applicable. Based on our review of the forecasts at each interim period, any changes in estimates and the related allocation of sales incentives are recognized beginning in the interim period that they are identified. In addition, we apply a similar allocation methodology for interim reporting purposes for advertising and other marketing activities. See Note 2 to our consolidated financial statements for additional information on our total marketplace spending. Our annual financial statements are not impacted by this interim allocation methodology.
We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectibility, the aging of accounts receivable and our analysis of customer data. Bad debt expense is classified within selling, general and administrative expenses in our income statement.

Goodwill and Other Intangible Assets
We sell products under a number of brand names, many of which were developed by us. The brand development costs are expensed as incurred. We also purchase brands and other intangible assets in acquisitions. In a business combination, the consideration is first assigned to identifiable assets and liabilities, including brands and other intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, product life cycles, market share, consumer awareness, brand history and future expansion expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.
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
In connection with previous acquisitions, we reacquired certain franchise rights which provided the exclusive and perpetual rights to manufacture and/or distribute beverages for sale in specified territories. In determining the useful life of these reacquired franchise rights, many factors were considered, including the pre-existing perpetual bottling arrangements, the indefinite period expected for the reacquired rights to contribute to our future cash flows, as well as the lack of any factors that would limit the useful life of the reacquired rights to us, including legal, regulatory, contractual, competitive, economic or other factors. Therefore, certain reacquired franchise rights are considered as indefinite-lived, with the balance amortized over the remaining contractual period of the contract in which the right was granted.
Indefinite-lived intangible assets and goodwill are not amortized and are assessed for impairment at least annually, using either a qualitative or quantitative approach. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment does not exist. Factors considered include macroeconomic, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes in the brand or reporting unit. If the qualitative assessment indicates a potential impairment then a quantitative assessment is performed.
The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of a discount rate based on market data available at the time. In the quantitative assessment of indefinite-lived intangible assets, if the carrying amount of the indefinite-lived intangible asset exceeds its fair value, as determined by its discounted cash flows or another income-based approach, an impairment loss is recognized in an amount equal to that excess. Quantitative assessment of goodwill is performed using a two-step impairment test at the reporting unit level. A reporting unit can be a division or business within a division. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. Discounted cash flows are primarily based on growth rates for sales and operating profit which are inputs from our annual long-range planning process. Additionally, they are also impacted by estimates of discount rates, perpetuity growth assumptions and other factors. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record, if any. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.
Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows or another income-based approach.
Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows or sales. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A. and “Our Business Risks.”
We did not recognize any impairment charges for goodwill in the three years ended December 28, 2013, December 29, 2012 and December 31, 2011. In addition, as of December 28, 2013, we did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. We recognized no impairment charges for nonamortizable intangible assets in 2013. In 2012 and 2011, we recognized impairment charges in Europe for other nonamortizable intangible assets of $23 million and $14 million, respectively.
Income Tax Expense and Accruals
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. See “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely impact our financial performance.” in “Risk Factors” in Item 1A.

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
In 2013, our annual tax rate was 23.7% compared to 25.2% in 2012, as discussed in “Other Consolidated Results.” The tax rate decreased 1.5 percentage points compared to the prior year, due to resolution with the IRS of audits for taxable years 2003 through 2009, the favorable tax effects of international refranchising, the reversal of international and state tax reserves resulting from the expiration of statutes of limitations, favorable resolution of certain tax matters and the lapping of the tax impact of the transaction with Tingyi in 2012. These decreases were partially offset by the lapping of a 2012 tax benefit related to a favorable tax court decision, the 2012 pre-payment of Medicare subsidy liabilities and the impact of the 2013 Venezuela devaluation.
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
In the fourth quarter of 2012, the Company offered certain former employees who had vested benefits in our defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or Individual Retirement Account (IRA)). See Note 7 to our consolidated financial statements.
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
At each measurement date, the discount rates are based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. In 2011, our U.S. discount rate was determined using the Mercer Pension Discount Yield Curve (Mercer Curve). The Mercer Curve used a portfolio of high-quality bonds rated Aa or higher by Moody’s. In 2012, due to the downgrade of several global financial institutions by Moody’s, Mercer developed a new curve, the Above Mean Curve, which we used to determine the discount rate for our U.S. pension and retiree medical plans as of year-end 2012 and going forward. These curves include bonds that closely match the timing and amount of our expected benefit payments and reflect the portfolio of investments we would consider to settle our liabilities.
The expected return on pension plan assets is based on our pension plan investment strategy and our expectations for long-term rates of return by asset class, taking into account volatility and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. Our pension plan investment strategy includes the use of actively managed securities and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities and real estate to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.5% for 2014 and 7.8% for 2013.
Our target investment allocations are as follows:

	2014	2013
Fixed income	40%	40%
U.S. equity	33%	33%
International equity	22%	22%
Real estate	5%	5%
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
The difference between the actual return on plan assets and the expected return on plan assets is added to, or subtracted from, other gains and losses resulting from actual experience differing from our assumptions and from changes in our assumptions determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service period of active plan participants, which is approximately 11 years for pension expense and approximately 9 years for retiree medical expense. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants.
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
Weighted-average assumptions for pension and retiree medical expense are as follows:

	2014	2013	2012
Pension
Expense discount rate	5.0%	4.2%	4.6%
Expected rate of return on plan assets	7.3%	7.5%	7.6%
Expected rate of salary increases	3.7%	3.7%	3.8%
Retiree medical
Expense discount rate	4.6%	3.7%	4.4%
Expected rate of return on plan assets	7.5%	7.8%	7.8%
Current health care cost trend rate	6.4%	6.6%	6.8%
Based on our assumptions, we expect our pension and retiree medical expenses to decrease in 2014 primarily driven by higher discount rates.
Sensitivity of Assumptions
A decrease in the discount rate or in the expected rate of return assumptions would increase pension expense. A 25-basis-point decrease in the discount rate and expected rate of return assumptions would increase the 2014 pension expense as follows:

Assumption	Amount
Discount rate	$64 million
Expected rate of return	$33 million
See Note 7 to our consolidated financial statements for information about the sensitivity of our retiree medical cost assumptions.
Funding
We make contributions to pension trusts that provide plan benefits for certain pension plans. These contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions and taxation to the employee only upon receipt of plan benefits. Generally, we do not fund our pension plans when our contributions would not be currently tax deductible. As our retiree medical plans are not subject to regulatory funding requirements, we generally fund these plans on a pay-as-you-go basis, although we periodically review available options to make additional contributions toward these benefits.
Our pension contributions were $200 million, $1,614 million and $239 million for 2013, 2012 and 2011, respectively, of which $23 million, $1,375 million and $61 million, respectively, was discretionary. Discretionary contributions for 2012 included $405 million pertaining to pension lump sum payments. In

2013, 2012 and 2011, we made non-discretionary contributions of $62 million, $111 million and $110 million, respectively, to fund the payment of retiree medical claims. In 2012, we made a discretionary contribution of $140 million to fund future U.S. retiree medical plan benefits.
In 2014, we expect to make pension and retiree medical contributions of approximately $260 million, with approximately $70 million for retiree medical benefits. Our pension and retiree medical contributions are subject to change as a result of many factors, such as changes in interest rates, deviations between actual and expected asset returns and changes in tax or other benefit laws. For estimated future benefit payments, including our pay-as-you-go payments as well as those from trusts, see Note 7 to our consolidated financial statements.
OUR FINANCIAL RESULTS
Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items:

	2013	2012	2011
Net revenue
53rd week	—	—	$623
Operating profit
Mark-to-market net (losses)/gains	$(72)	$65	$(102)
Merger and integration charges	$(10)	$(11)	$(313)
Restructuring and impairment charges	$(163)	$(279)	$(383)
Venezuela currency devaluation	$(111)	—	—
Restructuring and other charges related to the transaction with Tingyi	—	$(150)	—
Pension lump sum settlement charge	—	$(195)	—
53rd week	—	—	$109
Inventory fair value adjustments	—	—	$(46)
Interest expense
Merger and integration charges	—	$(5)	$(16)
53rd week	—	—	$(16)
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains	$(44)	$41	$(71)
Merger and integration charges	$(8)	$(12)	$(271)
Restructuring and impairment charges	$(129)	$(215)	$(286)
Venezuela currency devaluation	$(111)	—	—
Tax benefits	$209	$217	—
Restructuring and other charges related to the transaction with Tingyi	—	$(176)	—
Pension lump sum settlement charge	—	$(131)	—
53rd week	—	—	$64
Inventory fair value adjustments	—	—	$(28)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains	$(0.03)	$0.03	$(0.04)
Merger and integration charges	$(0.01)	$(0.01)	$(0.17)
Restructuring and impairment charges	$(0.08)	$(0.14)	$(0.18)
Venezuela currency devaluation	$(0.07)	—	—
Tax benefits	$0.13	$0.14	—
Restructuring and other charges related to the transaction with Tingyi	—	$(0.11)	—
Pension lump sum settlement charge	—	$(0.08)	—
53rd week	—	—	$0.04
Inventory fair value adjustments	—	—	$(0.02)

Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, energy and metals. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in net income. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
In 2013, we recognized $72 million ($44 million after-tax or $0.03 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
In 2012, we recognized $65 million ($41 million after-tax or $0.03 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.
In 2011, we recognized $102 million ($71 million after-tax or $0.04 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
Merger and Integration Charges
In 2013, we incurred merger and integration charges of $10 million ($8 million after-tax or $0.01 per share) related to our acquisition of WBD, all of which were recorded in the Europe segment.
In 2012, we incurred merger and integration charges of $16 million ($12 million after-tax or $0.01 per share) related to our acquisition of WBD, including $11 million recorded in the Europe segment and $5 million recorded in interest expense.
In 2011, we incurred merger and integration charges of $329 million ($271 million after-tax or $0.17 per share) related to our acquisitions of The Pepsi Bottling Group, Inc. (PBG), PepsiAmericas, Inc. (PAS) and WBD, including $112 million recorded in the PAB segment, $123 million recorded in the Europe segment, $78 million recorded in corporate unallocated expenses and $16 million recorded in interest expense. These charges also include closing costs and advisory fees related to our acquisition of WBD.
Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
The multi-year productivity plan we publicly announced on February 13, 2014 (2014 Productivity Plan) includes the next generation of productivity initiatives that we believe will strengthen our food, snack and beverage businesses by accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. The 2014 Productivity Plan is in addition to the productivity plan we began implementing in 2012 and is expected to continue the benefits of that plan.
In 2013, we incurred restructuring charges of $53 million ($39 million after-tax or $0.02 per share) in conjunction with our 2014 Productivity Plan, including $11 million in the FLNA segment, $3 million in the QFNA segment, $5 million in the LAF segment, $10 million in the PAB segment, $10 million in the Europe segment, $1 million in the AMEA segment and $13 million recorded in corporate unallocated expenses.
We expect to incur pre-tax charges of approximately $990 million, $53 million of which was reflected in our 2013 results, approximately $440 million of which will be reflected in our 2014 results and the balance of which will be reflected in our 2015 through 2018 results. These charges totaling $990 million will consist of approximately $565 million of severance and other employee-related costs; approximately $210 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $215 million for asset impairments (all non-cash) resulting from plant closures and related actions. We anticipate approximately $320 million of related cash expenditures during 2014, with the balance of approximately $355 million of related cash expenditures in 2015 through 2018. See Note 3 to our consolidated financial statements.
2012 Multi-Year Productivity Plan
The multi-year productivity plan we publicly announced on February 9, 2012 (2012 Productivity Plan) includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The 2012 Productivity Plan continues to enhance PepsiCo’s cost-competitiveness and provide a source of funding for future brand-building and innovation initiatives.
In 2013, we incurred restructuring charges of $110 million ($90 million after-tax or $0.06 per share) in conjunction with our 2012 Productivity Plan, including $8 million in the FLNA segment, $1 million in the QFNA segment, $7 million in the LAF segment, $21 million in the PAB segment, $50 million in the Europe segment, $25 million in the AMEA segment and income of $2 million recorded in corporate unallocated expenses representing adjustments of previously recorded amounts.
In 2012, we incurred restructuring charges of $279 million ($215 million after-tax or $0.14 per share) in conjunction with our 2012 Productivity Plan, including $38 million recorded in the FLNA segment, $9 million recorded in the QFNA segment, $50 million recorded in the LAF segment, $102 million recorded in the PAB segment, $42 million recorded in the Europe segment, $28 million recorded in the AMEA segment and $10 million recorded in corporate unallocated expenses.
In 2011, we incurred restructuring charges of $383 million ($286 million after-tax or $0.18 per share) in conjunction with our 2012 Productivity Plan, including $76 million recorded in the FLNA segment, $18 million recorded in the QFNA segment, $48 million recorded in the LAF segment, $81 million recorded in the PAB segment, $77 million recorded in the Europe segment, $9 million recorded in the AMEA segment and $74 million recorded in corporate unallocated expenses.
We expect to incur pre-tax charges of approximately $910 million, $110 million of which was reflected in our 2013 results, $279 million of which was reflected in our 2012 results, $383 million of which was reflected in our 2011 results, and the balance of which will be reflected in our 2014 through 2015 results. These charges will consist of approximately $560 million of severance and other employee-related costs; approximately $270 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $80 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $133 million in 2013, $343 million in 2012 and $30 million in 2011, with the balance of approximately $200 million expected in 2014 through 2015. See Note 3 to our consolidated financial statements.
Venezuela Currency Devaluation
In 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuela businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.

Tax Benefits
In 2013, we recognized a non-cash tax benefit of $209 million ($0.13 per share) associated with our agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009, which reduced our reserve for uncertain tax positions for the tax years 2003 through 2012. See Note 5 to our consolidated financial statements.
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
Non-GAAP Measures
Certain measures contained in this Form 10-K are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and with how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Organic Revenue Growth” and “Free Cash Flow.”

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
In 2013, total servings increased 2% compared to 2012. In 2012, total servings increased 3% compared to 2011. Excluding the impact of the 53rd week in 2011, total servings also increased 3% in 2012 compared to 2011. 2013 and 2012 servings growth reflects an adjustment to the base year for divestitures and business changes.
Total Net Revenue and Operating Profit

				Change
	2013	2012	2011	2013	2012
Total net revenue	$66,415	$65,492	$66,504	1%	(1.5)%
Operating profit
FLNA	$3,877	$3,646	$3,621	6%	1%
QFNA	617	695	797	(11)%	(13)%
LAF	1,242	1,059	1,078	17%	(2)%
PAB	2,955	2,937	3,273	1%	(10)%
Europe	1,293	1,330	1,210	(3)%	10%
AMEA	1,174	747	887	57%	(16)%
Corporate Unallocated
Mark-to-market net (losses)/gains	(72)	65	(102)	n/m	n/m
Merger and integration charges	—	—	(78)	—	n/m
Restructuring and impairment charges	(11)	(10)	(74)	—	(86)%
Venezuela currency devaluation	(124)	—	—	n/m	—
Pension lump sum settlement charge	—	(195)	—	n/m	n/m
53rd week	—	—	(18)	—	n/m
Other	(1,246)	(1,162)	(961)	7%	21%
Total operating profit	$9,705	$9,112	$9,633	7%	(5)%

Total operating profit margin	14.6%	13.9%	14.5%	0.7	(0.6)
n/m represents year-over-year changes that are not meaningful.

2013
On a reported basis, total operating profit increased 7% and operating margin increased 0.7 percentage points. Operating profit growth was primarily driven by effective net pricing and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases including strategic initiatives related to capacity and capability, higher advertising and marketing expenses and higher commodity costs. Commodity inflation reduced operating profit growth by 2 percentage points, primarily attributable to inflation in the Europe, LAF and AMEA segments, partially offset by deflation in the PAB and FLNA segments. Operating profit also benefited from actions associated with our productivity initiatives, which contributed more than $900 million in cost reductions across a number of expense categories among all of our divisions. Other corporate unallocated expenses increased 7%, reflecting incremental investments in our business. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 2.6 percentage points to total operating profit growth and 0.3 percentage points to total operating margin. Additionally, the gain from structural changes in the second quarter of 2013 due to the beverage refranchising in our Vietnam business increased total operating profit growth by 1.5 percentage points (see Note 15 to our consolidated financial statements). This gain was substantially offset during 2013 by incremental investments in our business, primarily in the AMEA and Europe segments and in corporate unallocated expenses.
2012
On a reported basis, total operating profit decreased 5% and operating margin decreased 0.6 percentage points. Operating profit performance was primarily driven by certain operating cost increases reflecting strategic initiatives related to capacity and capability, higher commodity costs, higher advertising and marketing expense and unfavorable foreign exchange, partially offset by effective net pricing. Other corporate unallocated expenses increased 21%, primarily driven by increased pension expense. Commodity inflation was approximately $1.2 billion compared to the prior period, primarily attributable to PAB, FLNA and Europe. Operating profit also benefited from actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories among all of our divisions. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 1.2 percentage points to the total operating profit performance and 0.4 percentage points to total operating margin.

Other Consolidated Results

						Change
	2013		2012		2011	2013	2012
Interest expense, net	$(814)		$(808)		$(799)	$(6)	$(9)
Annual tax rate	23.7%		25.2%		26.8%
Net income attributable to PepsiCo	$6,740		$6,178		$6,443	9%	(4)%
Net income attributable to PepsiCo per common share – diluted	$4.32		$3.92		$4.03	10%	(3)%
Mark-to-market net losses/(gains)	0.03		(0.03)		0.04
Merger and integration charges	0.01		0.01		0.17
Restructuring and impairment charges	0.08		0.14		0.18
Venezuela currency devaluation	0.07		—		—
Tax benefits	(0.13)		(0.14)		—
Restructuring and other charges related to the transaction with Tingyi	—		0.11		—
Pension lump sum settlement charge	—		0.08		—
53rd week	—		—		(0.04)
Inventory fair value adjustments	—		—		0.02
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$4.37	(b)	$4.10	(b)	$4.40	7%	(7)%
Impact of foreign exchange translation						2	2
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)						9%	(5)%

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2013
Net interest expense increased $6 million, primarily reflecting higher average debt balances and lower interest income due to lower investment interest rates, partially offset by higher gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The tax rate decreased 1.5 percentage points compared to the prior year, due to resolution with the IRS of audits for taxable years 2003 through 2009, the favorable tax effects of international refranchising, the reversal of international and state tax reserves resulting from the expiration of statutes of limitations, favorable resolution of certain tax matters and the lapping of the tax impact of the transaction with Tingyi in 2012. These decreases were partially offset by the lapping of a 2012 tax benefit related to a favorable tax court decision, the 2012 pre-payment of Medicare subsidy liabilities and the impact of the 2013 Venezuela devaluation.
Net income attributable to PepsiCo increased 9% and net income attributable to PepsiCo per common share increased 10%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 3 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.

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
Results of Operations — Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, 2013 and 2012 volume growth measures reflect an adjustment to the base year for divestitures and business changes. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2013	$14,126	$2,612	$8,350	$21,068	$13,752	$6,507	$66,415
Net Revenue, 2012	$13,574	$2,636	$7,780	$21,408	$13,441	$6,653	$65,492
% Impact of:
Volume(a)	3%	1%	2%	(4)%	0.5%	5%	—%
Effective net pricing(b)	2	(1)	11	3	3	7	4
Foreign exchange translation	—	—	(6)	(1)	(1)	(4)	(2)
Acquisitions and divestitures	—	—	—	—	—	(10)	(1)
Reported growth(c)	4%	(1)%	7%	(2)%	2%	(2)%	1%

	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Net Revenue, 2012	$13,574	$2,636	$7,780	$21,408	$13,441	$6,653	$65,492
Net Revenue, 2011	$13,322	$2,656	$7,156	$22,418	$13,560	$7,392	$66,504
% Impact of:
Volume(a)	(1)%	(1)%	4%	(3)%	—%	8%	—%
Effective net pricing(b)	3	1	10	3	4	2	4
Foreign exchange translation	—	—	(7)	—	(7)	(3)	(2.5)
Acquisitions and divestitures	—	—	2	(4.5)	2	(17)	(3)
Reported growth(c)	2%	(1)%	9%	(4.5)%	(1)%	(10)%	(1.5)%

(a)
Excludes the impact of acquisitions and divestitures. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE, as well as the mix of beverage volume sold by our Company-owned and franchised-owned bottlers. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

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

2013	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	4%	(1)%	7%	(2)%	2%	(2)%	1%
% Impact of:
Foreign exchange translation	—	—	6	1	1	4	2
Acquisitions and divestitures	—	—	—	—	—	10	1
Organic Growth(a)	4%	(0.5)%	13%	(1)%	3.5%	11%	4%

2012	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	2%	(1)%	9%	(4.5)%	(1)%	(10)%	(1.5)%
% Impact of:
Foreign exchange translation	—	—	7	—	7	3	2.5
Acquisitions and divestitures	—	—	(2)	4.5	(2)	17	3
53rd week	2	2	—	1	—	—	1
Organic Growth(a)	4%	1%	14%	1.5%	4%	10%	5%

(a)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2013	2012	2011	2013	2012
Net revenue	$14,126	$13,574	$13,322	4	2
53rd week	—	—	(260)
Net revenue excluding above item(a)	$14,126	$13,574	$13,062	4	4
Impact of foreign exchange translation				—	—
Net revenue growth excluding above item, on a constant currency basis(a)				4	4

Operating profit	$3,877	$3,646	$3,621	6	1
Restructuring and impairment charges	19	38	76
53rd week	—	—	(72)
Operating profit excluding above items(a)	$3,896	$3,684	$3,625	6	2
Impact of foreign exchange translation				—	—
Operating profit growth excluding above items, on a constant currency basis(a)				6	2
(a) See “Non-GAAP Measures.”
2013
Net revenue grew 4% and pound volume grew 3%. Net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects high-single-digit growth in trademark Cheetos and in variety packs, low-single-digit growth in trademark Lay’s and double-digit growth in our Sabra joint venture. These gains were partially offset by a double-digit decline in trademark SunChips.
Operating profit grew 6%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, primarily cooking oil, which increased operating profit growth by 2 percentage points. These impacts were partially offset by certain operating cost increases including strategic initiatives.
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

Quaker Foods North America

				% Change
	2013	2012	2011	2013		2012
Net revenue	$2,612	$2,636	$2,656	(1)		(1)
53rd week	—	—	(42)
Net revenue excluding above item(a)	$2,612	$2,636	$2,614	(1)		1
Impact of foreign exchange translation				—		—
Net revenue growth excluding above item, on a constant currency basis(a)				(0.5)	(b)	1

Operating profit	$617	$695	$797	(11)		(13)
Restructuring and impairment charges	4	9	18
53rd week	—	—	(12)
Operating profit excluding above items(a)	$621	$704	$803	(12)		(12)
Impact of foreign exchange translation				—		—
Operating profit growth excluding above items, on a constant currency basis(a)				(11)	(b)	(12)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2013
Net revenue declined 1% and volume increased 3%. The net revenue decline primarily reflects unfavorable product mix. The volume growth primarily reflects growth in Müller Quaker Dairy (MQD) products (launched in the prior year) and low-single-digit growth in Oatmeal and Aunt Jemima syrup and mix.
Operating profit declined 11%, reflecting the unfavorable product mix, as well as our share of the operating results of our MQD joint venture, which negatively impacted operating profit performance by 6 percentage points, and certain operating cost increases reflecting strategic initiatives. These impacts were partially offset by planned cost reductions across a number of expense categories and the volume growth.
2012
Net revenue and volume declined 1%. The net revenue decline reflects the lower volume, partially offset by effective net pricing. The volume decline primarily reflects a double-digit decline in Chewy granola bars and a low-single-digit decline in oatmeal, partially offset by the introduction of Soft Baked Cookies in the second quarter of 2012. The volume and net revenue declines reflect the impact of the 53rd week in 2011, which contributed nearly 2 percentage points to both the net revenue and volume declines.
Operating profit declined 13%, primarily reflecting higher commodity costs, which negatively impacted operating profit performance by 9 percentage points, partially offset by lower general and administrative expenses and effective net pricing. The net impact of acquisitions and divestitures, including the operating results of our MQD joint venture and the gain on the divestiture of a business in the prior year, reduced operating profit performance by 5 percentage points. Additionally, the benefit from a change in accounting methodology for inventory and the sale of a distribution center, both of which were recorded in the prior year, each contributed 2 percentage points to the operating profit decline. The net impact of items affecting comparability in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 1 percentage point.

Latin America Foods

				% Change
	2013	2012	2011	2013	2012
Net revenue	$8,350	$7,780	$7,156	7	9
Impact of foreign exchange translation				6	7
Net revenue growth, on a constant currency basis(a)				13	16

Operating profit	$1,242	$1,059	$1,078	17	(2)
Restructuring and impairment charges	12	50	48
Operating profit excluding above item(a)	$1,254	$1,109	$1,126	13	(1.5)
Impact of foreign exchange translation				5	5.5
Operating profit growth excluding above item, on a constant currency basis(a)				18	4

(a)	See “Non-GAAP Measures.”
2013
Net revenue increased 7%, primarily reflecting favorable effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 6 percentage points.
Volume increased 2%, reflecting a mid-single-digit increase in Brazil and low-single-digit growth in Mexico.
Operating profit increased 17%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 15 percentage points. Lower restructuring and impairment charges increased operating profit growth by 4 percentage points. Unfavorable foreign exchange reduced operating profit growth by 5 percentage points.
Mexico recently imposed a tax on certain foods that exceed specified caloric content. These taxes may adversely affect LAF’s future financial performance. See also “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.” in “Risk Factors” in Item 1A.
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
Operating profit decreased 2%, driven by higher commodity costs, which negatively impacted operating profit performance by 17 percentage points, as well as certain operating cost increases reflecting strategic initiatives. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories. The net impact of acquisitions and divestitures reduced operating profit growth by 3.5 percentage points, primarily as a result of a gain in the prior year associated with the sale of a fish business in Brazil. Unfavorable foreign exchange reduced operating profit growth by 5.5 percentage points.

PepsiCo Americas Beverages

				% Change
	2013	2012	2011	2013	2012
Net revenue	$21,068	$21,408	$22,418	(2)	(4.5)
53rd week	—	—	(288)
Net revenue excluding above item(a)	$21,068	$21,408	$22,130	(2)	(3)
Impact of foreign exchange translation				1	—
Net revenue growth excluding above item, on a constant currency basis(a)				(1)	(3)

Operating profit	$2,955	$2,937	$3,273	1	(10)
Merger and integration charges	—	—	112
Restructuring and impairment charges	31	102	81
Venezuela currency devaluation	(13)	—	—
53rd week	—	—	(35)
Inventory fair value adjustments	—	—	21
Operating profit excluding above items(a)	$2,973	$3,039	$3,452	(2)	(12)
Impact of foreign exchange translation				3	1
Operating profit growth excluding above items, on a constant currency basis(a)				1	(11)

(a)	See “Non-GAAP Measures.”
2013
Net revenue decreased 2%, reflecting volume declines, partially offset by favorable effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 1 percentage point.
Volume decreased 3%, primarily reflecting North America volume declines of 4%, while Latin America volume was even with the prior year. The North America volume performance was driven by a 5% decline in CSD volume and a 2% decline in non-carbonated beverage volume. The North America non-carbonated beverage volume decline primarily reflected a high-single-digit decline in our overall water portfolio. The Latin America volume performance primarily reflected a double-digit decrease in Brazil and a low-single-digit decrease in Argentina, offset by a double-digit increase in Venezuela and a low-single-digit increase in Mexico.
Reported operating profit increased 1%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit declined 2%, primarily reflecting the volume declines and certain operating cost increases. These impacts were partially offset by the favorable effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs, which increased reported operating profit by 6 percentage points. Unfavorable foreign exchange reduced operating profit growth by 3 percentage points.
Mexico recently imposed a tax on sugar-sweetened beverages. These taxes may adversely affect PAB’s future financial performance. See also “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.” in “Risk Factors” in Item 1A.
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
Reported operating profit decreased 10%, primarily reflecting higher commodity costs, which negatively impacted operating profit performance by 12 percentage points, the volume decline and higher advertising and marketing expenses, partially offset by effective net pricing and planned cost reductions across a number of expense categories. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”) operating profit declined 12%. The divestiture of our Mexico beverage business in 2011 contributed nearly 3 percentage points to the reported operating profit decline and included a one-time gain associated with the contribution of this business to form a joint venture with both Organizacion Cultiba SAB de CV, formerly Geupec, and Empresas Polar. Unfavorable foreign exchange contributed 1 percentage point to the operating profit decline.

Europe

				% Change
	2013	2012	2011	2013		2012
Net revenue	$13,752	$13,441	$13,560	2		(1)
53rd week	—	—	(33)
Net revenue excluding above item(a)	$13,752	$13,441	$13,527	2		(1)
Impact of foreign exchange translation				1		7
Net revenue growth excluding above item, on a constant currency basis(a)				3.5	(b)	6

Operating profit	$1,293	$1,330	$1,210	(3)		10
Merger and integration charges	10	11	123
Restructuring and impairment charges	60	42	77
53rd week	—	—	(8)
Inventory fair value adjustments	—	—	25
Operating profit excluding above items(a)	$1,363	$1,383	$1,427	(1.5)		(3)
Impact of foreign exchange translation				1		6
Operating profit growth excluding above items, on a constant currency basis(a)				—	(b)	3

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2013
Net revenue increased 2%, primarily reflecting effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by 1 percentage point.
Snacks volume grew 3% primarily reflecting high-single-digit growth in Turkey and South Africa, partially offset by low-single-digit declines in the United Kingdom and Spain. Additionally, Russia and the Netherlands experienced low-single-digit growth.

Beverage volume declined 1%, reflecting low-single-digit declines in Turkey, Germany and in Russia, partially offset by slight growth in the United Kingdom.
Operating profit declined 3%, primarily driven by certain operating cost increases reflecting strategic initiatives, as well as higher commodity costs, primarily milk, which negatively impacted operating profit performance by 15 percentage points, partially offset by the net revenue growth and planned cost reductions across a number of expense categories. Incremental investments in our business negatively impacted operating profit performance by 2 percentage points, which was substantially offset by the impact of lapping prior year impairment charges, which positively contributed nearly 2 percentage points to operating profit performance. The impact of items affecting comparability in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 1.5 percentage points.
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
Operating profit increased 10%, primarily reflecting the items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding these items affecting comparability, operating profit declined 3%, driven by higher commodity costs and unfavorable foreign exchange, which reduced reported operating profit performance by 17 percentage points and 6 percentage points, respectively, as well as certain operating cost increases reflecting strategic initiatives. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories. Additionally, certain impairment charges primarily associated with our operations in Greece reduced reported operating profit growth by 2 percentage points.

Asia, Middle East and Africa

				% Change
	2013	2012	2011	2013	2012
Net revenue	$6,507	$6,653	$7,392	(2)	(10)
Impact of foreign exchange translation				4	3
Net revenue growth, on a constant currency basis(a)				2	(7)

Operating profit	$1,174	$747	$887	57	(16)
Restructuring and impairment charges	26	28	9
Restructuring and other charges related to the transaction with Tingyi	—	150	—
Operating profit excluding above items(a)	$1,200	$925	$896	30	3
Impact of foreign exchange translation				2	1
Operating profit growth excluding above items, on a constant currency basis(a)				32	4

(a)	See “Non-GAAP Measures.”
2013
Net revenue declined 2%, reflecting the impact of the prior year transaction with Tingyi and the Vietnam beverage refranchising, which negatively impacted net revenue performance by 5.5 percentage points and 4 percentage points, respectively. The prior year deconsolidation of International Dairy and Juice Limited (IDJ) had a slight negative impact on net revenue performance. These impacts were offset by favorable effective net pricing and volume growth. Unfavorable foreign exchange negatively impacted net revenue performance by 4 percentage points.
Snacks volume grew 7%, reflecting double-digit growth in China and high-single-digit growth in Thailand and the Middle East, partially offset by a mid-single-digit decline in Australia. Additionally, India experienced mid-single-digit growth.
Beverage volume grew 12%, driven by double-digit growth in China (including the co-branded juice products distributed through our strategic alliance with Tingyi) and Pakistan, partially offset by a double-digit decline in Thailand. Additionally, the Middle East experienced low-single-digit growth and India experienced slight growth.
Operating profit grew 57%, reflecting the impact of lapping restructuring and other charges related to the prior year transaction with Tingyi included in the above table (see “Items Affecting Comparability”) and a one-time gain of $137 million associated with the Vietnam beverage refranchising (which contributed 18 percentage points to reported operating profit growth). Excluding items affecting comparability, operating profit grew 30%, reflecting the one-time gain associated with the Vietnam beverage refranchising (which contributed 15 percentage points to operating profit growth excluding items affecting comparability). Operating profit performance also reflected the effective net pricing, volume growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases reflecting strategic initiatives, higher advertising and marketing expenses, as well as higher commodity costs, which reduced operating profit growth by 5 percentage points. The impact of incremental investments in our business reduced operating profit growth by 7 percentage points.

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
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. Sources of cash available to us to fund cash outflows, such as our anticipated share repurchases and dividend payments, include cash from operations and proceeds obtained in the U.S. debt markets. However, there can be no assurance that volatility in the global credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See Note 9 to our consolidated financial statements for a description of our credit facilities. See also “Unfavorable economic conditions may have an adverse impact on our business results or financial condition.” in “Risk Factors” in Item 1A.
As of December 28, 2013, we had cash, cash equivalents and short-term investments of $8.4 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. Effective February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 4.3 bolivars per dollar to 6.3 bolivars per dollar. As of December 28, 2013 and December 29, 2012 our operations in Venezuela comprised 5% and 7%, respectively, of our cash and cash equivalents balance. For additional information on the impact of the devaluation, see “Market Risks - Foreign Exchange” in “Our Business Risks” and “Items Affecting Comparability.”
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
The table below summarizes our cash activity:

	2013	2012	2011
Net cash provided by operating activities	$9,688	$8,479	$8,944
Net cash used for investing activities	$(2,625)	$(3,005)	$(5,618)
Net cash used for financing activities	$(3,789)	$(3,306)	$(5,135)
Operating Activities
During 2013, net cash provided by operating activities was $9.7 billion, compared to $8.5 billion in the prior year. The operating cash flow performance primarily reflects the overlap of discretionary pension and retiree medical contributions of $1.5 billion ($1.1 billion after-tax) made in the prior year, higher restructuring and Tingyi payments in the prior year and favorable working capital comparisons to 2012. These impacts were partially offset by U.S. federal net cash tax payments of $758 million, including interest, related to an agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009 and $226 million of cash payments for other Federal, state and local tax matters related to open tax years. See Note 5 to our consolidated financial statements.
During 2012, net cash provided by operating activities was $8.5 billion, compared to $8.9 billion in the prior year. The operating cash flow performance primarily reflects discretionary pension and retiree medical contributions of $1.5 billion ($1.1 billion after-tax) in 2012, partially offset by favorable working capital comparisons to 2011.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During 2013, net cash used for investing activities was $2.6 billion, primarily reflecting $2.7 billion for net capital spending.
During 2012, net cash used for investing activities was $3.0 billion, primarily reflecting $2.6 billion for net capital spending and $0.3 billion of cash payments related to the transaction with Tingyi.
We expect 2014 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During 2013, net cash used for financing activities was $3.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.4 billion, partially offset by net proceeds from short-term borrowings of $1.2 billion, stock option proceeds of $1.1 billion and net proceeds from long-term debt of $0.3 billion.
During 2012, net cash used for financing activities was $3.3 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.5 billion as well as net repayments of short-term borrowings of $1.5 billion, partially offset by net proceeds from long-term debt of $3.6 billion and stock option proceeds of $1.1 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. In the first quarter of 2013, we approved a new share repurchase program providing for the repurchase of up to $10 billion of PepsiCo common stock from July 1, 2013 through June 30, 2016, which succeeded the repurchase program that expired on June 30, 2013. In addition, on February 13, 2014, we announced a 15% increase in our annualized dividend to $2.62 per share from $2.27 per share, effective with the dividend that is expected to be paid in June 2014. Under these programs, we expect to return a total of $8.7 billion to shareholders in 2014 through dividends of approximately $3.7 billion and share repurchases of approximately $5 billion.
Free Cash Flow
We focus on free cash flow, which we also refer to as management operating cash flow, as an important element in evaluating our performance. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below) in evaluating free cash flow. We believe investors should consider these items in evaluating our free cash flow results. Free cash flow excluding certain items is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by U.S. GAAP. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP cash flow measures.
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow excluding the impact of the items below.

				% Change
	2013	2012	2011	2013	2012
Net cash provided by operating activities	$9,688	$8,479	$8,944	14	(5)
Capital spending	(2,795)	(2,714)	(3,339)
Sales of property, plant and equipment	109	95	84
Free cash flow	7,002	5,860	5,689	19	3
Discretionary pension and retiree medical contributions (after-tax)	20	1,051	44
Merger and integration payments (after-tax)	21	63	283
Payments related to restructuring charges (after-tax)	105	260	21
Net payments related to income tax settlements	984	—	—
Net capital investments related to merger and integration	(4)	10	108
Net capital investments related to restructuring plan	8	26	—
Payments for restructuring and other charges related to the transaction with Tingyi (after-tax)	26	117	—
Free cash flow excluding above items	$8,162	$7,387	$6,145	10	20
In all years presented, free cash flow was used primarily to repurchase shares and pay dividends. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access which we believe will ensure appropriate financial flexibility and ready access to global credit markets at favorable interest rates. However, see “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Risk Factors” in Item 1A. and “Our Business Risks” for certain factors that may impact our credit ratings or our operating cash flows.

Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Our Business Risks”, Note 9 to our consolidated financial statements and “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Risk Factors” in Item 1A.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions except per share amounts)

	2013	2012	2011
Net Revenue	$66,415	$65,492	$66,504
Cost of sales	31,243	31,291	31,593
Selling, general and administrative expenses	25,357	24,970	25,145
Amortization of intangible assets	110	119	133
Operating Profit	9,705	9,112	9,633
Interest expense	(911)	(899)	(856)
Interest income and other	97	91	57
Income before income taxes	8,891	8,304	8,834
Provision for income taxes	2,104	2,090	2,372
Net income	6,787	6,214	6,462
Less: Net income attributable to noncontrolling interests	47	36	19
Net Income Attributable to PepsiCo	$6,740	$6,178	$6,443
Net Income Attributable to PepsiCo per Common Share
Basic	$4.37	$3.96	$4.08
Diluted	$4.32	$3.92	$4.03
Weighted-average common shares outstanding
Basic	1,541	1,557	1,576
Diluted	1,560	1,575	1,597
Cash dividends declared per common share	$2.24	$2.1275	$2.025

See accompanying notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions)

	2013
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$6,787
Other Comprehensive Income
Currency translation adjustment	$(1,303)	$—	(1,303)
Cash flow hedges:
Reclassification of net losses to net income	45	(17)	28
Net derivative losses	(20)	10	(10)
Pension and retiree medical:
Net prior service cost	(23)	8	(15)
Net gains	2,540	(895)	1,645
Unrealized gains on securities	57	(28)	29
Other	—	(16)	(16)
Total Other Comprehensive Income	$1,296	$(938)	358
Comprehensive income			7,145
Comprehensive income attributable to noncontrolling interests			(45)
Comprehensive Income Attributable to PepsiCo			$7,100

	2012
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$6,214
Other Comprehensive Income
Currency translation adjustment	$737	$—	737
Cash flow hedges:
Reclassification of net losses to net income	90	(32)	58
Net derivative losses	(50)	10	(40)
Pension and retiree medical:
Net prior service cost	(32)	12	(20)
Net losses	(41)	(11)	(52)
Unrealized gains on securities	18	—	18
Other	—	36	36
Total Other Comprehensive Income	$722	$15	737
Comprehensive income			6,951
Comprehensive income attributable to noncontrolling interests			(31)
Comprehensive Income Attributable to PepsiCo			$6,920

	2011
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$6,462
Other Comprehensive Loss
Currency translation adjustment	$(1,464)	$—	(1,464)
Cash flow hedges:
Reclassification of net losses to net income	5	4	9
Net derivative losses	(126)	43	(83)
Pension and retiree medical:
Net prior service cost	(18)	8	(10)
Net losses	(1,468)	501	(967)
Unrealized losses on securities	(27)	19	(8)
Other	(16)	5	(11)
Total Other Comprehensive Loss	$(3,114)	$580	(2,534)
Comprehensive income			3,928
Comprehensive income attributable to noncontrolling interests			(84)
Comprehensive Income Attributable to PepsiCo			$3,844

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions)

	2013	2012	2011
Operating Activities
Net income	$6,787	$6,214	$6,462
Depreciation and amortization	2,663	2,689	2,737
Stock-based compensation expense	303	278	326
Merger and integration costs	10	16	329
Cash payments for merger and integration costs	(25)	(83)	(377)
Restructuring and impairment charges	163	279	383
Cash payments for restructuring charges	(133)	(343)	(31)
Restructuring and other charges related to the transaction with Tingyi	—	176	—
Cash payments for restructuring and other charges related to the transaction with Tingyi	(26)	(109)	—
Non-cash foreign exchange loss related to Venezuela devaluation	111	—	—
Excess tax benefits from share-based payment arrangements	(117)	(124)	(70)
Pension and retiree medical plan contributions	(262)	(1,865)	(349)
Pension and retiree medical plan expenses	663	796	571
Deferred income taxes and other tax charges and credits	(1,058)	321	495
Change in accounts and notes receivable	(88)	(250)	(666)
Change in inventories	4	144	(331)
Change in prepaid expenses and other current assets	(51)	89	(27)
Change in accounts payable and other current liabilities	1,007	548	520
Change in income taxes payable	86	(97)	(340)
Other, net	(349)	(200)	(688)
Net Cash Provided by Operating Activities	9,688	8,479	8,944

Investing Activities
Capital spending	(2,795)	(2,714)	(3,339)
Sales of property, plant and equipment	109	95	84
Acquisition of WBD, net of cash and cash equivalents acquired	—	—	(2,428)
Investment in WBD	—	—	(164)
Cash payments related to the transaction with Tingyi	(3)	(306)	—
Other acquisitions and investments in noncontrolled affiliates	(109)	(121)	(601)
Divestitures	133	(32)	780
Short-term investments, by original maturity
More than three months – maturities	—	—	21
Three months or less, net	61	61	45
Other investing, net	(21)	12	(16)
Net Cash Used for Investing Activities	(2,625)	(3,005)	(5,618)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions)

	2013	2012	2011
Financing Activities
Proceeds from issuances of long-term debt	$4,195	$5,999	$3,000
Payments of long-term debt	(3,894)	(2,449)	(1,596)
Debt repurchase	—	—	(771)
Short-term borrowings, by original maturity
More than three months – proceeds	23	549	523
More than three months – payments	(492)	(248)	(559)
Three months or less, net	1,634	(1,762)	339
Cash dividends paid	(3,434)	(3,305)	(3,157)
Share repurchases – common	(3,001)	(3,219)	(2,489)
Share repurchases – preferred	(7)	(7)	(7)
Proceeds from exercises of stock options	1,123	1,122	945
Excess tax benefits from share-based payment arrangements	117	124	70
Acquisition of noncontrolling interests	(20)	(68)	(1,406)
Other financing	(33)	(42)	(27)
Net Cash Used for Financing Activities	(3,789)	(3,306)	(5,135)
Effect of exchange rate changes on cash and cash equivalents	(196)	62	(67)
Net Increase/(Decrease) in Cash and Cash Equivalents	3,078	2,230	(1,876)
Cash and Cash Equivalents, Beginning of Year	6,297	4,067	5,943
Cash and Cash Equivalents, End of Year	$9,375	$6,297	$4,067

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 28, 2013 and December 29, 2012
(in millions except per share amounts)

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$9,375	$6,297
Short-term investments	303	322
Accounts and notes receivable, net	6,954	7,041
Inventories	3,409	3,581
Prepaid expenses and other current assets	2,162	1,479
Total Current Assets	22,203	18,720
Property, Plant and Equipment, net	18,575	19,136
Amortizable Intangible Assets, net	1,638	1,781
Goodwill	16,613	16,971
Other nonamortizable intangible assets	14,401	14,744
Nonamortizable Intangible Assets	31,014	31,715
Investments in Noncontrolled Affiliates	1,841	1,633
Other Assets	2,207	1,653
Total Assets	$77,478	$74,638

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$5,306	$4,815
Accounts payable and other current liabilities	12,533	11,903
Income taxes payable	—	371
Total Current Liabilities	17,839	17,089
Long-Term Debt Obligations	24,333	23,544
Other Liabilities	4,931	6,543
Deferred Income Taxes	5,986	5,063
Total Liabilities	53,089	52,239
Commitments and contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(171)	(164)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,529 and 1,544 shares, respectively)	25	26
Capital in excess of par value	4,095	4,178
Retained earnings	46,420	43,158
Accumulated other comprehensive loss	(5,127)	(5,487)
Repurchased common stock, in excess of par value (337 and 322 shares, respectively)	(21,004)	(19,458)
Total PepsiCo Common Shareholders’ Equity	24,409	22,417
Noncontrolling interests	110	105
Total Equity	24,389	22,399
Total Liabilities and Equity	$77,478	$74,638

See accompanying notes to consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions)

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(164)	(0.6)	(157)	(0.6)	(150)
Redemptions	—	(7)	—	(7)	—	(7)
Balance, end of year	(0.6)	(171)	(0.6)	(164)	(0.6)	(157)
Common Stock
Balance, beginning of year	1,544	26	1,565	26	1,582	26
Repurchased common stock	(15)	(1)	(21)	—	(17)	—
Balance, end of year	1,529	25	1,544	26	1,565	26
Capital in Excess of Par Value
Balance, beginning of year		4,178		4,461		4,527
Stock-based compensation expense		303		278		326
Stock option exercises/RSUs and PEPUnits converted (a)		(287)		(431)		(361)
Withholding tax on RSUs converted		(87)		(70)		(56)
Other		(12)		(60)		25
Balance, end of year		4,095		4,178		4,461
Retained Earnings
Balance, beginning of year		43,158		40,316		37,090
Net income attributable to PepsiCo		6,740		6,178		6,443
Cash dividends declared – common		(3,451)		(3,312)		(3,192)
Cash dividends declared – preferred		(1)		(1)		(1)
Cash dividends declared – RSUs		(26)		(23)		(24)
Balance, end of year		46,420		43,158		40,316
Accumulated Other Comprehensive Loss
Balance, beginning of year		(5,487)		(6,229)		(3,630)
Currency translation adjustment		(1,301)		742		(1,529)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		28		58		9
Net derivative losses		(10)		(40)		(83)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		230		421		133
Remeasurement of net liabilities and translation		1,400		(493)		(1,110)
Unrealized gains/(losses) on securities, net of tax		29		18		(8)
Other		(16)		36		(11)
Balance, end of year		(5,127)		(5,487)		(6,229)
Repurchased Common Stock
Balance, beginning of year	(322)	(19,458)	(301)	(17,870)	(284)	(16,740)
Share repurchases	(37)	(3,000)	(47)	(3,219)	(39)	(2,489)
Stock option exercises	20	1,301	24	1,488	20	1,251
Other	2	153	2	143	2	108
Balance, end of year	(337)	(21,004)	(322)	(19,458)	(301)	(17,870)
Total PepsiCo Common Shareholders’ Equity		24,409		22,417		20,704
Noncontrolling Interests
Balance, beginning of year		105		311		312
Net income attributable to noncontrolling interests		47		36		19
Distributions to noncontrolling interests, net		(34)		(37)		(24)
Currency translation adjustment		(2)		(5)		65
Acquisitions and divestitures		(6)		(200)		(57)
Other, net		—		—		(4)
Balance, end of year		110		105		311
Total Equity		$24,389		$22,399		$20,899

 (a) Includes total tax benefits of $45 million in 2013, $84 million in 2012 and $43 million in 2011.
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Our Divisions
Basis of Presentation
Our financial statements include the consolidated accounts of PepsiCo, Inc. and the affiliates that we control. In addition, we include our share of the results of certain other affiliates using the equity method based on our economic ownership interest, our ability to exercise significant influence over the operating or financial decisions of these affiliates or our ability to direct their economic resources. We do not control these other affiliates, as our ownership in these other affiliates is generally 50% or less. Intercompany balances and transactions are eliminated. Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years. In 2011, we had an additional week of results (53rd week).
The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of 2010. See further unaudited information in “Our Business Risks”, “Items Affecting Comparability” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
While our United States and Canada (North America) results are reported on a weekly calendar basis, most of our international operations report on a monthly calendar basis. The following chart details our quarterly reporting schedule for all reporting periods presented except for 2011 as noted above:

Quarter	U.S. and Canada	International
First Quarter	12 weeks	January, February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December

See “Our Divisions” below, and for additional unaudited information on items affecting the comparability of our consolidated results, see further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless noted, and are based on unrounded amounts.
Our Divisions
Through our operations, authorized bottlers, contract manufacturers and third parties, we make, market, sell and distribute a wide variety of convenient and enjoyable foods and beverages, serving customers in more than 200 countries and territories with our largest operations in North America, Russia, Mexico, the United Kingdom and Brazil. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions. For additional unaudited information on our divisions, see “Our Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	stock-based compensation expense;

•	pension and retiree medical expense; and

•	derivatives.
Stock-Based Compensation Expense
Our divisions are held accountable for stock-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of stock-based compensation expense in 2013 was approximately 16% to FLNA, 2% to QFNA, 5% to LAF, 24% to PAB, 13% to Europe, 12% to AMEA and 28% to corporate unallocated expenses. We had similar allocations of stock-based compensation expense to our divisions in 2012 and 2011. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.
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
Derivatives
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, energy and metals. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in net income. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses. These derivatives hedge underlying commodity price risk and were not entered into for trading or speculative purposes.
Net revenue and operating profit of each division are as follows:

	Net Revenue			Operating Profit (a)
	2013	2012	2011	2013	2012	2011
FLNA	$14,126	$13,574	$13,322	$3,877	$3,646	$3,621
QFNA	2,612	2,636	2,656	617	695	797
LAF	8,350	7,780	7,156	1,242	1,059	1,078
PAB	21,068	21,408	22,418	2,955	2,937	3,273
Europe	13,752	13,441	13,560	1,293	1,330	1,210
AMEA	6,507	6,653	7,392	1,174	747	887
Total division	66,415	65,492	66,504	11,158	10,414	10,866
Corporate Unallocated
Mark-to-market net (losses)/gains				(72)	65	(102)
Merger and integration charges				—	—	(78)
Restructuring and impairment charges				(11)	(10)	(74)
Venezuela currency devaluation				(124)	—	—
Pension lump sum settlement charge				—	(195)	—
53rd week				—	—	(18)
Other				(1,246)	(1,162)	(961)
	$66,415	$65,492	$66,504	$9,705	$9,112	$9,633

(a)
For information on the impact of restructuring, impairment and integration charges on our divisions, see Note 3 to our consolidated financial statements. See also Note 15 to our consolidated financial statements for more information on our transaction with Tingyi and refranchising of our beverage business in Vietnam in our AMEA segment.

Corporate
Corporate unallocated includes costs of our corporate headquarters, centrally managed initiatives such as research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, commodity derivative gains and losses, our ongoing business transformation initiative and certain other items.

Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets			Capital Spending
	2013	2012	2011	2013	2012	2011
FLNA	$5,308	$5,332	$5,384	$423	$365	$439
QFNA	983	966	1,024	38	37	43
LAF	4,829	4,993	4,721	384	436	413
PAB	30,350	30,899	31,142	716	702	1,006
Europe	18,702	19,218	18,461	550	575	588
AMEA	5,754	5,738	6,038	531	510	693
Total division	65,926	67,146	66,770	2,642	2,625	3,182
Corporate (a)	11,552	7,492	6,112	153	89	157
	$77,478	$74,638	$72,882	$2,795	$2,714	$3,339

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and certain pension and tax assets.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2013	2012	2011	2013	2012	2011
FLNA	$7	$7	$7	$430	$445	$458
QFNA	—	—	—	51	53	54
LAF	8	10	10	253	248	238
PAB	58	59	65	863	855	865
Europe	32	36	39	525	522	522
AMEA	5	7	12	283	305	350
Total division	110	119	133	2,405	2,428	2,487
Corporate	—	—	—	148	142	117
	$110	$119	$133	$2,553	$2,570	$2,604

Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2013	2012	2011	2013	2012	2011
U.S.	$33,626	$33,348	$33,053	$28,504	$28,344	$28,999
Russia	4,908	4,861	4,749	7,890	8,603	8,121
Mexico	4,347	3,955	4,782	1,226	1,237	1,027
Canada	3,195	3,290	3,364	3,067	3,294	3,097
United Kingdom	2,115	2,102	2,075	1,078	1,053	1,011
Brazil	1,835	1,866	1,838	1,006	1,134	1,124
All other countries	16,389	16,070	16,643	10,297	10,600	11,041
	$66,415	$65,492	$66,504	$53,068	$54,265	$54,420

(a)
Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

Note 2 — Our Significant Accounting Policies
Revenue Recognition
We recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. Based on our experience with this practice, we have reserved for anticipated damaged and out-of-date products. For additional unaudited information on our revenue recognition and related policies, including our policy on bad debts, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are exposed to concentration of credit risk from our customers, including Wal-Mart. In 2013, Wal-Mart (including Sam’s) represented approximately 11% of our total net revenue, including concentrate sales to our independent bottlers which are used in finished goods sold by them to Wal-Mart. We have not experienced credit issues with these customers.
Total Marketplace Spending
We offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and totaled $34.7 billion in 2013 and 2012, and $34.6 billion in 2011. Sales incentives and discounts include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. It also includes support provided to our independent bottlers through funding of advertising and other marketing activities. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $410 million as of December 28, 2013 and $335 million as of December 29, 2012, are included in prepaid expenses and other current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $3.9 billion in 2013, $3.7 billion in 2012 and $3.5 billion in 2011, including advertising expenses of $2.4 billion in 2013, $2.2 billion in 2012 and $1.9 billion in 2011. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.
Deferred advertising costs of $68 million and $88 million as of December 28, 2013 and December 29, 2012, respectively, are classified as prepaid expenses on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $9.4 billion in 2013, $9.1 billion in 2012 and $9.2 billion in 2011.
Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less.
Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate 5 to 10 years. Software amortization totaled $197 million in 2013, $196 million in 2012 and $156 million in 2011. Net capitalized software and development costs were $1.1 billion as of December 28, 2013 and December 29, 2012.
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

Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth in these activities and to drive innovation globally. These activities principally involve production, processing and packaging and include: development of new ingredients and products; reformulation of existing products; improvement in the quality of existing products; improvement and modernization of manufacturing processes; improvements in product quality, safety and integrity; improvements in packaging technology; improvements in dispensing equipment; development and implementation of new technologies to enhance the quality and value of current and proposed product lines; efforts focused on identifying opportunities to transform and grow our product portfolio, including the development of sweetener and flavor innovation and recipes that reduce sodium levels in certain of our products. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $665 million in 2013, $552 million in 2012 and $525 million in 2011 and are reported within selling, general and administrative expenses.
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
In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of the items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of our 2013 fiscal year. Accordingly, we included enhanced footnote disclosure for the year ended December 28, 2013 in Note 13.

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
Note 3 — Restructuring, Impairment and Integration Charges
2014 Productivity Plan
The 2014 Productivity Plan includes the next generation of productivity initiatives that we believe will strengthen our food, snack and beverage businesses by accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. The 2014 Productivity Plan is in addition to the productivity plan we began implementing in 2012 and is expected to continue the benefits of that plan.
In 2013, we incurred restructuring charges of $53 million ($39 million after-tax or $0.02 per share) in conjunction with our 2014 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee related costs. Substantially all of the restructuring accrual at December 28, 2013 is expected to be paid by the end of 2014.

A summary of our 2014 Productivity Plan charges in 2013 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
FLNA	$11	$—	$11
QFNA	3	—	3
LAF	5	—	5
PAB	10	—	10
Europe	10	—	10
AMEA	1	—	1
Corporate	12	1	13
	$52	$1	$53

A summary of our 2014 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Other Costs	Total
2013 restructuring charges	$52	$1	$53
Non-cash charges	(22)	—	(22)
Liability as of December 28, 2013	$30	$1	$31
2012 Productivity Plan
The 2012 Productivity Plan includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The 2012 Productivity Plan continues to enhance PepsiCo’s cost-competitiveness and provide a source of funding for future brand-building and innovation initiatives.
In 2013, we incurred restructuring charges of $110 million ($90 million after-tax or $0.06 per share) in conjunction with our 2012 Productivity Plan. In 2012 and 2011, we incurred restructuring charges of $279 million ($215 million after-tax or $0.14 per share) and $383 million ($286 million after-tax or $0.18 per share) in conjunction with our 2012 Productivity Plan, respectively. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee related costs, asset impairments, and consulting and contract termination costs. Substantially all of the restructuring accrual at December 28, 2013 is expected to be paid by the end of 2014.

A summary of our 2012 Productivity Plan charges is as follows:

	2013				2012				2011
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Other Costs	Total
FLNA	$4	$—	$4	$8	$14	$8	$16	$38	$74	$2	$76
QFNA	—	—	1	1	—	—	9	9	18	—	18
LAF	5	2	—	7	15	8	27	50	46	2	48
PAB	8	—	13	21	34	43	25	102	75	6	81
Europe	36	2	12	50	14	16	12	42	65	12	77
AMEA	21	2	2	25	18	—	10	28	9	—	9
Corporate (a)	—	—	(2)	(2)	(6)	—	16	10	40	34	74
	$74	$6	$30	$110	$89	$75	$115	$279	$327	$56	$383
(a) Income amounts represent adjustments of previously recorded amounts.
A summary of our 2012 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2011 restructuring charges	$327	$—	$56	$383
Cash payments	(1)	—	(29)	(30)
Non-cash charges	(77)	—	—	(77)
Liability as of December 31, 2011	249	—	27	276
2012 restructuring charges	89	75	115	279
Cash payments	(239)	—	(104)	(343)
Non-cash charges	(8)	(75)	(2)	(85)
Liability as of December 29, 2012	91	—	36	127
2013 restructuring charges	74	6	30	110
Cash payments	(89)	—	(44)	(133)
Non-cash charges	(8)	(6)	(5)	(19)
Liability as of December 28, 2013	$68	$—	$17	$85
Merger and Integration Charges
In 2013, we incurred merger and integration charges of $10 million ($8 million after-tax or $0.01 per share) related to our acquisition of WBD, all of which were recorded in selling, general and administrative expenses in the Europe segment. Substantially all of the merger and integration accrual at December 28, 2013 is expected to be paid by the end of 2014.
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

A summary of our merger and integration activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 25, 2010	$179	$—	$25	$204
2011 merger and integration charges	146	34	149	329
Cash payments	(191)	—	(186)	(377)
Non-cash charges	(36)	(34)	19	(51)
Liability as of December 31, 2011	98	—	7	105
2012 merger and integration charges (a)	(3)	1	18	16
Cash payments	(65)	—	(18)	(83)
Non-cash charges	(12)	(1)	(1)	(14)
Liability as of December 29, 2012	18	—	6	24
2013 merger and integration charges (a)	(2)	7	5	10
Cash payments	(14)	—	(11)	(25)
Non-cash charges	(2)	(7)	4	(5)
Liability as of December 28, 2013	$—	$—	$4	$4
(a) Income amounts represent adjustments of previously recorded amounts.

Note 4 — Property, Plant and Equipment and Intangible Assets
A summary of our property, plant and equipment is as follows:

	Average Useful Life (Years)	2013	2012	2011
Property, plant and equipment, net
Land and improvements	10 – 34	$1,883	$1,890
Buildings and improvements	15 – 44	7,832	7,792
Machinery and equipment, including fleet and software	5 – 15	25,415	24,743
Construction in progress		1,831	1,737
		36,961	36,162
Accumulated depreciation		(18,386)	(17,026)
		$18,575	$19,136
Depreciation expense		$2,472	$2,489	$2,476

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.
A summary of our amortizable intangible assets, net is as follows:

		2013			2012			2011
Amortizable intangible assets, net	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$910	$(83)	$827	$931	$(67)	$864
Reacquired franchise rights	1 – 14	108	(86)	22	110	(68)	42
Brands	5 – 40	1,400	(996)	404	1,422	(980)	442
Other identifiable intangibles	10 – 24	686	(301)	385	736	(303)	433
		$3,104	$(1,466)	$1,638	$3,199	$(1,418)	$1,781
Amortization expense				$110			$119	$133

Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 28, 2013 and using average 2013 foreign exchange rates, is expected to be as follows:

	2014	2015	2016	2017	2018
Five-year projected amortization	$94	$85	$76	$71	$70
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

Nonamortizable Intangible Assets
Perpetual brands and goodwill are assessed for impairment at least annually. If the carrying amount of a perpetual brand exceeds its fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. We did not recognize any impairment charges for goodwill in the years presented. We recorded impairment charges on certain brands in Europe of $23 million and $14 million in 2012 and 2011, respectively. For additional unaudited information on our policies for nonamortizable intangible assets, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2012	Acquisitions/(Divestitures)	Translation and Other	Balance, End of 2012	Acquisitions/ (Divestitures)	Translation and Other	Balance, End of 2013
FLNA
Goodwill	$311	$—	$5	$316	$—	$(11)	$305
Brands	30	—	1	31	—	(2)	29
	341	—	6	347	—	(13)	334
QFNA
Goodwill	175	—	—	175	—	—	175

LAF
Goodwill	793	(61)	(16)	716	—	(56)	660
Brands	157	75	(9)	223	—	(17)	206
	950	14	(25)	939	—	(73)	866
PAB
Goodwill	9,932	23	33	9,988	5	(50)	9,943
Reacquired franchise rights	7,342	(33)	28	7,337	16	(72)	7,281
Acquired franchise rights	1,562	9	2	1,573	(8)	(14)	1,551
Brands	168	—	(15)	153	—	(7)	146
	19,004	(1)	48	19,051	13	(143)	18,921
Europe
Goodwill	4,900	78	236	5,214	—	(187)	5,027
Reacquired franchise rights	732	—	40	772	—	(12)	760
Acquired franchise rights	218	—	5	223	—	7	230
Brands	4,178	(96)	202	4,284	—	(213)	4,071
	10,028	(18)	483	10,493	—	(405)	10,088
AMEA
Goodwill	689	(142)	15	562	(4)	(55)	503
Brands	170	(24)	2	148	—	(21)	127
	859	(166)	17	710	(4)	(76)	630

Total goodwill	16,800	(102)	273	16,971	1	(359)	16,613
Total reacquired franchise rights	8,074	(33)	68	8,109	16	(84)	8,041
Total acquired franchise rights	1,780	9	7	1,796	(8)	(7)	1,781
Total brands	4,703	(45)	181	4,839	—	(260)	4,579
	$31,357	$(171)	$529	$31,715	$9	$(710)	$31,014

Note 5 — Income Taxes
The components of income before income taxes are as follows:

		2013	2012	2011
U.S.		$3,078	$3,234	$3,964
Foreign		5,813	5,070	4,870
		$8,891	$8,304	$8,834

The provision for income taxes consisted of the following:

		2013	2012	2011
Current:	U.S. Federal	$1,092	$911	$611
	Foreign	807	940	882
	State	124	153	124
		2,023	2,004	1,617
Deferred:	U.S. Federal	87	154	789
	Foreign	11	(95)	(88)
	State	(17)	27	54
		81	86	755
		$2,104	$2,090	$2,372

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

		2013	2012	2011
U.S. Federal statutory tax rate		35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit		1.2	1.4	1.3
Lower taxes on foreign results		(8.8)	(6.9)	(8.7)
Tax benefits		(2.4)	(2.6)	—
Other, net		(1.3)	(1.7)	(0.8)
Annual tax rate		23.7%	25.2%	26.8%

Deferred tax liabilities and assets are comprised of the following:

Deferred tax liabilities	2013	2012
Pension benefits	$84	$—
Debt guarantee of wholly owned subsidiary	828	828
Property, plant and equipment	2,327	2,424
Intangible assets other than nondeductible goodwill	4,348	4,388
Other	361	308
Gross deferred tax liabilities	7,948	7,948
Deferred tax assets
Net carryforwards	1,485	1,378
Stock-based compensation	303	378
Retiree medical benefits	384	411
Other employee-related benefits	627	672
Pension benefits	—	647
Deductible state tax and interest benefits	155	345
Long-term debt obligations acquired	125	164
Other	959	863
Gross deferred tax assets	4,038	4,858
Valuation allowances	(1,360)	(1,233)
Deferred tax assets, net	2,678	3,625
Net deferred tax liabilities	$5,270	$4,323

Deferred taxes are included within the following balance sheet accounts:

	2013	2012
Assets:
Prepaid expenses and other current assets	$716	$740
Liabilities:
Deferred income taxes	$5,986	$5,063

A summary of our valuation allowance activity is as follows:

	2013	2012	2011
Balance, beginning of year	$1,233	$1,264	$875
Provision	111	68	464
Other additions/(deductions)	16	(99)	(75)
Balance, end of year	$1,360	$1,233	$1,264
In the second quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The PPACA changes the tax treatment related to an existing retiree drug subsidy (RDS) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments became taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against our deduction for health care expenses. The provisions of the PPACA required us to record the effect of this tax law change beginning in our second quarter of 2010, and consequently we recorded a one-time related tax charge of $41 million in the second quarter of 2010. In the first quarter of 2012, we began pre-paying funds within our 401(h) accounts intended to fully cover prescription drug benefit liabilities for Medicare eligible retirees. As a result, the receipt of future Medicare subsidy payments for prescription drugs will not be taxable and consequently we recorded a $55 million tax benefit reflecting this change in the first quarter of 2012.
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
Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2010-2012	2010-2011
Mexico	2008-2012	None
United Kingdom	2012	None
Canada (Domestic)	2009-2012	2009-2010
Canada (International)	2008-2012	2008-2010
Russia	2009-2012	2009-2012
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
In the fourth quarter of 2013, we reached an agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009.  As a result, we made U.S. Federal net cash tax payments of $758 million, including interest. The settlement reduced our 2013 net cash provided by operating activities and our reserves for uncertain tax positions for the tax years 2003 through 2012 and resulted in a non-cash tax benefit of $209 million in the fourth quarter of 2013. In addition, payments for other U.S. Federal, state and local tax matters related to open tax years totaling $226 million were made in 2013. In 2012, we received a favorable tax court decision related to the classification of financial instruments resulting in a non-cash tax benefit of $217 million in the fourth quarter of 2012. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As of December 28, 2013, the total gross amount of reserves for income taxes, reported in income taxes payable and other liabilities, was $1,268 million. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $164 million as of December 28, 2013, of which $36 million of expense was recognized in 2013. The gross amount of interest accrued, reported in other liabilities, was $670 million as of December 29, 2012, of which $10 million of benefit was recognized in 2012.

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2013	2012
Balance, beginning of year	$2,425	$2,167
Additions for tax positions related to the current year	238	275
Additions for tax positions from prior years	273	161
Reductions for tax positions from prior years	(327)	(172)
Settlement payments	(1,306)	(17)
Statutes of limitations expiration	(30)	(3)
Translation and other	(5)	14
Balance, end of year	$1,268	$2,425
Carryforwards and Allowances
Operating loss carryforwards totaling $11.1 billion at year-end 2013 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.1 billion in 2014, $10.4 billion between 2015 and 2033 and $0.6 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
As of December 28, 2013, we had approximately $34.1 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. It is not practicable for us to determine the amount of unrecognized U.S. tax expense on these reinvested international earnings.
Note 6 — Stock-Based Compensation
Our stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Stock options, restricted stock units (RSUs) and PepsiCo equity performance units (PEPUnits) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP). Starting in 2012, certain executive officers were granted PEPUnits. These PEPUnits are earned based on achievement of a cumulative net income performance target and provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon absolute changes in PepsiCo’s stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.
The Company may use authorized and unissued shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock awards.
As of December 28, 2013, 110 million shares were available for future stock-based compensation grants.

The following table summarizes our total stock-based compensation expense:

	2013	2012	2011
Stock-based compensation expense	$303	$278	$326
Merger and integration charges	—	2	13
Restructuring and impairment (benefits)/charges	—	(7)	4
Total	$303	$273	$343
Income tax benefits recognized in earnings related to stock-based compensation	$76	$73	$101
Method of Accounting and Our Assumptions
We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant.  In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.
All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and generally have a 10-year term. We do not backdate, reprice or grant stock-based compensation awards retroactively. Repricing of awards would require shareholder approval under the LTIP.
The fair value of stock option grants is amortized to expense over the vesting period, generally three years. Awards to employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Executives who are awarded long-term incentives based on their performance may generally elect to receive their grant in the form of stock options or RSUs, or a combination thereof. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Certain senior executives do not have a choice and are granted 50% stock options and 50% performance-based RSUs. Beginning in 2012, certain executive officers and other senior executives are granted a combination of 60% PEPUnits measuring absolute and relative stock performance and 40% long-term cash based on achievement of specific operating metrics.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2013	2012	2011
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.1%	1.3%	2.5%
Expected volatility	17%	17%	16%
Expected dividend yield	2.7%	3.0%	2.9%
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

A summary of our stock-based compensation activity for the year ended December 28, 2013 is as follows:

Our Stock Option Activity	Options(a)	Average Price(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 29, 2012	68,145	$59.15
Granted	2,868	$76.39
Exercised	(20,275)	$55.31
Forfeited/expired	(1,276)	$64.65
Outstanding at December 28, 2013	49,462	$61.58	4.86	$1,045,116
Exercisable at December 28, 2013	37,858	$59.64	4.55	$873,257
Expected to vest as of December 28, 2013	11,159	$67.52	7.85	$169,498

(a)	Options are in thousands and include options previously granted under PBG and PAS plans. No additional options or shares were granted under the PBG and PAS plans after 2009.

(b)	Weighted-average exercise price.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our RSU Activity	RSUs(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 29, 2012	11,982	$65.60
Granted	4,231	$76.30
Converted	(3,457)	$66.38
Forfeited	(817)	$67.46
Outstanding at December 28, 2013	11,939	$69.04	1.37	$987,473
Expected to vest as of December 28, 2013	11,346	$68.45	1.21	$938,435

(a)	RSUs are in thousands and include RSUs previously granted under the PBG plan. No additional RSUs or shares were granted under the PBG plan after 2009.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Our PEPUnit Activity	PEPUnits(a)	Average Intrinsic Value(b)	Average Life (years)(c)	Aggregate Intrinsic Value(d)
Outstanding at December 29, 2012	368	$64.89
Granted	355	$68.48
Converted	(48)	$66.78
Forfeited	—	$—
Outstanding at December 28, 2013	675	$66.65	1.70	$55,809
Expected to vest as of December 28, 2013	608	$66.55	1.69	$50,284

(a)	PEPUnits are in thousands.

(b)	Weighted-average intrinsic value at grant date.

(c)	Weighted-average contractual life remaining.

(d)	In thousands.

Other Stock-Based Compensation Data

	2013	2012	2011
Stock Options
Total number of options granted(a)	2,868	3,696	7,150
Weighted-average fair value of options granted	$8.14	$6.86	$7.79
Total intrinsic value of options exercised(a)	$471,475	$512,636	$385,678
RSUs
Total number of RSUs granted(a)	4,231	4,404	5,333
Weighted-average intrinsic value of RSUs granted	$76.30	$66.64	$63.87
Total intrinsic value of RSUs converted(a)	$294,065	$236,575	$173,433
PEPUnits
Total number of PEPUnits granted(a)	355	410
Weighted-average intrinsic value of PEPUnits granted	$68.48	$64.85
Total intrinsic value of PEPUnits converted(a)	$3,868	—

(a)	In thousands.

As of December 28, 2013, there were approximately 290,000 outstanding awards, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo Common Stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.
As of December 28, 2013, there was $373 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of two years.
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
Gains and losses resulting from actual experience differing from our assumptions, including the difference between the actual return on plan assets and the expected return on plan assets, and from changes in our assumptions are determined at each measurement date. If this net accumulated gain or loss exceeds 10% of the greater of the market-related value of plan assets or plan liabilities, a portion of the net gain or loss is included in expense for the following year based upon the average remaining service period of active plan participants, which is approximately 11 years for pension expense and approximately 9 years for retiree medical expense. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost/(credit)) is included in earnings on a straight-line basis over the average remaining service period of active plan participants.
In the fourth quarter of 2012, the Company offered certain former employees who had vested benefits in our defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA). In December 2012, we made a discretionary contribution of $405 million to fund substantially all of these payments. The Company recorded a pre-tax non-cash settlement charge of $195 million ($131 million after-tax or $0.08 per share) as a result of this transaction. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The provisions of both the PPACA and the Health Care and Education Reconciliation Act are reflected in our retiree medical expenses and liabilities and were not material to our financial statements.
Selected financial information for our pension and retiree medical plans are as follows:

	Pension				Retiree Medical
	U.S.		International
	2013	2012	2013	2012	2013	2012
Change in projected benefit liability
Liability at beginning of year	$12,886	$11,901	$2,788	$2,381	$1,511	$1,563
Service cost	467	407	111	100	45	50
Interest cost	527	534	118	115	54	65
Plan amendments	22	15	(1)	—	—	—
Participant contributions	—	—	3	3	—	—
Experience (gain)/loss	(1,522)	932	(65)	200	(128)	(63)
Benefit payments	(533)	(278)	(91)	(76)	(97)	(111)
Settlement/curtailment	(44)	(633)	(3)	(40)	—	—
Special termination benefits	22	8	—	1	2	5
Foreign currency adjustment	—	—	(2)	102	(3)	2
Other	—	—	1	2	—	—
Liability at end of year	$11,825	$12,886	$2,859	$2,788	$1,384	$1,511

Change in fair value of plan assets
Fair value at beginning of year	$10,817	$9,072	$2,463	$2,031	$365	$190
Actual return on plan assets	1,159	1,282	265	206	76	35
Employer contributions/funding	63	1,368	137	246	62	251
Participant contributions	—	—	3	3	—	—
Benefit payments	(533)	(278)	(91)	(76)	(97)	(111)
Settlement	(44)	(627)	(8)	(33)	—	—
Foreign currency adjustment	—	—	8	86	—	—
Fair value at end of year	$11,462	$10,817	$2,777	$2,463	$406	$365
Funded status	$(363)	$(2,069)	$(82)	$(325)	$(978)	$(1,146)

	Pension				Retiree Medical
	U.S.		International
	2013	2012	2013	2012	2013	2012
Amounts recognized
Other assets	$603	$—	$74	$51	$—	$—
Other current liabilities	(41)	(51)	(1)	(2)	(72)	(71)
Other liabilities	(925)	(2,018)	(155)	(374)	(906)	(1,075)
Net amount recognized	$(363)	$(2,069)	$(82)	$(325)	$(978)	$(1,146)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$2,069	$4,212	$849	$1,096	$(222)	$(44)
Prior service cost/(credit)	125	121	(6)	(3)	(69)	(92)
Total	$2,194	$4,333	$843	$1,093	$(291)	$(136)

Components of the (decrease)/increase in net loss/(gain) included in accumulated other comprehensive loss
Change in discount rate	$(1,532)	$776	$(166)	$188	$(117)	$84
Employee-related assumption changes	24	135	91	(2)	2	(67)
Liability-related experience different from assumptions	(14)	66	10	14	(13)	(80)
Actual asset return different from expected return	(336)	(486)	(108)	(60)	(49)	(13)
Amortization and settlement of losses	(285)	(451)	(68)	(64)	(1)	—
Other, including foreign currency adjustments	—	(45)	(6)	43	—	—
Total	$(2,143)	$(5)	$(247)	$119	$(178)	$(76)

Liability at end of year for service to date	$10,803	$11,643	$2,369	$2,323

The components of benefit expense are as follows:

	Pension						Retiree Medical
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of benefit expense
Service cost	$467	$407	$350	$111	$100	$95	$45	$50	$51
Interest cost	527	534	547	118	115	117	54	65	88
Expected return on plan assets	(823)	(796)	(704)	(157)	(146)	(136)	(27)	(22)	(14)
Amortization of prior service cost/(credit)	18	17	14	1	1	2	(23)	(26)	(28)
Amortization of net loss	289	259	145	66	53	40	1	—	12
	478	421	352	139	123	118	50	67	109
Settlement/curtailment (gain)/loss(a)	(4)	185	(8)	7	4	30	—	—	—
Special termination benefits	22	8	71	—	1	1	2	5	1
Total	$496	$614	$415	$146	$128	$149	$52	$72	$110

(a)
U.S. includes pension lump sum settlement charge of $195 million in 2012. This charge is reflected in items affecting comparability (see additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The estimated amounts to be amortized from accumulated other comprehensive loss into expense in 2014 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss/(gain)	$175	$53	$(6)
Prior service cost/(credit)	21	—	(22)
Total	$196	$53	$(28)
The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Weighted-average assumptions
Liability discount rate	5.0%	4.2%	4.6%	4.7%	4.4%	4.8%	4.6%	3.7%	4.4%
Expense discount rate	4.2%	4.6%	5.7%	4.4%	4.8%	5.5%	3.7%	4.4%	5.2%
Expected return on plan assets	7.8%	7.8%	7.8%	6.6%	6.7%	6.7%	7.8%	7.8%	7.8%
Liability rate of salary increases	3.7%	3.7%	3.7%	3.9%	3.9%	4.1%
Expense rate of salary increases	3.7%	3.7%	4.1%	3.9%	4.1%	4.1%
The following table provides selected information about plans with liability for service to date and total benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2013	2012	2013	2012	2013	2012
Selected information for plans with liability for service to date in excess of plan assets
Liability for service to date	$(577)	$(11,643)	$(310)	$(711)
Fair value of plan assets	$2	$10,817	$259	$552
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(6,555)	$(12,886)	$(2,291)	$(2,542)	$(1,384)	$(1,511)
Fair value of plan assets	$5,589	$10,817	$2,135	$2,166	$406	$365
Of the total projected pension benefit liability at year-end 2013, $700 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.

Future Benefit Payments and Funding
Our estimated future benefit payments are as follows:

	2014	2015	2016	2017	2018	2019-23
Pension	$565	$595	$640	$695	$750	$4,655
Retiree medical(a)	$130	$130	$130	$135	$135	$655

(a)
Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $15 million for each of the years from 2014 through 2018 and approximately $85 million in total for 2019 through 2023.

These future benefits to beneficiaries include payments from both funded and unfunded plans.
In 2014, we expect to make pension and retiree medical contributions of approximately $260 million, with approximately $70 million for retiree medical benefits.
Plan Assets
Pension
Our pension plan investment strategy includes the use of actively managed securities and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment strategy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities and real estate to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk. Our expected long-term rate of return on U.S. plan assets is 7.5% for 2014 and 7.8% for 2013. Our target investment allocations are as follows:

	2014	2013
Fixed income	40%	40%
U.S. equity	33%	33%
International equity	22%	22%
Real estate	5%	5%
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
Our pension contributions were $200 million, $1,614 million and $239 million for 2013, 2012 and 2011, respectively, of which $23 million, $1,375 million and $61 million, respectively, was discretionary. Discretionary contributions for 2012 included $405 million pertaining to pension lump sum payments.

Retiree Medical
In 2013, 2012 and 2011, we made non-discretionary contributions of $62 million, $111 million and $110 million, respectively, to fund the payment of retiree medical claims. In 2012, we made a discretionary contribution of $140 million to fund future U.S. retiree medical plan benefits. This contribution was invested consistent with the allocation of existing assets in the U.S. pension plan.
Fair Value
The guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.

•Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

Plan assets measured at fair value as of fiscal year-end 2013 and 2012 are categorized consistently by level in both years, and are as follows:

	2013				2012
	Total	Level 1	Level 2	Level 3	Total
U.S. plan assets*
Equity securities:
U.S. common stock(a)	$732	$732	$—	$—	$626
U.S. commingled funds(b) (c)	3,334	—	3,334	—	3,106
International common stock(a)	1,669	1,669	—	—	1,597
International commingled fund(d)	902	—	902	—	948
Preferred stock(e)	18	—	18	—	20
Fixed income securities:
Government securities(e)	1,264	—	1,264	—	1,287
Corporate bonds(e) (f)	2,958	—	2,958	—	2,962
Mortgage-backed securities(e)	220	—	220	—	110
Other:
Contracts with insurance companies(g)	6	—	—	6	27
Real estate commingled funds(h)	552	—	—	552	331
Cash and cash equivalents	154	154	—	—	117
Sub-total U.S. plan assets	11,809	$2,555	$8,696	$558	11,131
Dividends and interest receivable	59				51
Total U.S. plan assets	$11,868				$11,182
International plan assets
Equity securities:
U.S. common stock(a)	$4	$4	$—	$—	$—
U.S. commingled funds(b)	334	—	334	—	278
International common stock(a)	176	176	—	—	—
International commingled funds(d)	914	—	914	—	863
Preferred stock(e)	1	—	1	—	—
Fixed income securities:
Government securities(e)	207	—	207	—	202
Corporate bonds(e)	261	—	261	—	230
Fixed income commingled funds(i)	650	—	650	—	600
Other:
Contracts with insurance companies(g)	34	—	—	34	35
Currency commingled fund(j)	91	—	91	—	64
Real estate commingled fund(h)	83	—	—	83	60
Cash and cash equivalents	15	15	—	—	125
Sub-total international plan assets	2,770	$195	$2,458	$117	2,457
Dividends and interest receivable	7				6
Total international plan assets	$2,777				$2,463

(a)	Based on quoted market prices in active markets.

(b)	Based on the fair value of the investments owned by these funds that track various U.S. large, mid-cap and small company indices.

(c)	Includes one large-cap fund that represents 25% of total U.S. plan assets for both 2013 and 2012.

(d)	Based on the fair value of the investments owned by these funds that track various non-U.S. equity indices.

(e)	Based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets.

(f)	Corporate bonds of U.S.-based companies represent 21% and 22%, respectively, of total U.S. plan assets for 2013 and 2012.

(g)	Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable.

(h)	Based on the appraised value of the investments owned by these funds as determined by independent third parties using inputs that are not observable.

(i)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

(j)	Based on the fair value of the investments owned by this fund that invests primarily in derivatives to hedge currency exposure.

*
2013 and 2012 amounts include $406 million and $365 million, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

The changes in Level 3 plan assets are as follows:

	Balance, Beginning 2012	Return on Assets Held at Year End	Purchases and Sales, Net	Balance, End of 2012	Return on Assets Held at Year End	Purchases and Sales, Net	Balance, End of 2013
Real estate commingled funds	$56	$16	$319	$391	$56	$188	$635
Contracts with insurance companies	54	9	(1)	62	(1)	(21)	40
Total	$110	$25	$318	$453	$55	$167	$675
Retiree Medical Cost Trend Rates
An average increase of 6% in the cost of covered retiree medical benefits is assumed for 2014. This average increase is then projected to decline gradually to 5% in 2020 and thereafter. These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability, however the cap on our share of retiree medical costs limits the impact. In addition, as of January 1, 2011, the Company started phasing out Company subsidies of retiree medical benefits. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2013 service and interest cost components	$4	$(3)
2013 benefit liability	$39	$(34)
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
Certain U.S. salaried employees, who are not eligible to participate in a defined benefit pension plan, are also eligible to receive an employer contribution to the 401(k) savings plan based on age and years of service regardless of employee contribution.
In 2013, 2012 and 2011, our total Company contributions were $122 million, $109 million and $144 million, respectively.
For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 8 — Related Party Transactions
Our related party transactions in 2013, 2012 and 2011 are not material.
We coordinate, on an aggregate basis, the contract negotiations of sweeteners and other raw material requirements, including aluminum cans and plastic bottles and closures for us and certain of our independent bottlers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, these transactions are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our bottlers, but we consider this exposure to be remote.
In addition, our joint ventures with Unilever (under the Lipton brand name) and Starbucks sell finished goods (ready-to-drink teas and coffees, respectively) to us and our noncontrolled bottling affiliates. Consistent with accounting for equity method investments, our joint venture revenue is not included in our consolidated net revenue.
Note 9 — Debt Obligations and Commitments
The following table summarizes the Company’s long-term debt obligations:

	2013	2012
Short-term debt obligations
Current maturities of long-term debt	$2,224	$2,901
Commercial paper (0.1% and 0.1%)	2,924	1,101
Other borrowings (12.4% and 7.4%)	158	813
	$5,306	$4,815
Long-term debt obligations
Notes due 2013 (2.3%)	$—	$2,891
Notes due 2014 (5.3% and 4.4%)	2,219	3,237
Notes due 2015 (1.2% and 1.5%)	4,116	3,300
Notes due 2016 (2.5% and 3.9%)	3,106	1,878
Notes due 2017 (2.0% and 2.0%)	1,258	1,250
Notes due 2018 (4.3% and 4.7%)	3,439	3,511
Notes due 2019-2042 (4.0% and 4.4%)	12,373	10,270
Other, due 2014-2020 (4.4% and 9.3%)	46	108
	26,557	26,445
Less: current maturities of long-term debt obligations	(2,224)	(2,901)
Total	$24,333	$23,544
The interest rates in the above table reflect weighted-average rates at year-end.
In the first quarter of 2013, we issued:

•	$625 million of floating rate notes maturing February 2016, which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 21 basis points;

•	$625 million of 0.700% senior notes maturing in February 2016; and

•	$1.25 billion of 2.750% senior notes maturing in March 2023.
In the third quarter of 2013, we issued:

•	$850 million of floating rate notes maturing in July 2015 (2015 Notes), which bear interest at a rate equal to the three-month LIBOR plus 20 basis points; and

•	$850 million of 2.250% senior notes maturing in January 2019 (2019 Notes).
The net proceeds from the issuances of the notes in the first quarter of 2013 were used for general corporate purposes, including the repayment of commercial paper. The net proceeds from the issuances of the notes in the third quarter of 2013 were primarily used for the redemption of our outstanding 3.75% senior notes maturing in March 2014 (2014 Notes), as described below, with the remainder used for general corporate purposes, including the repayment of commercial paper. In the third quarter of 2013, we exercised our option to redeem all of the above 2014 Notes, using approximately $1 billion of the net proceeds from the 2015 Notes and 2019 Notes issued in the quarter.

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
In addition, as of December 28, 2013, our international debt of $151 million was related to borrowings from external parties including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.
Long-Term Contractual Commitments (a)
The following table summarizes our long-term contractual commitments by period:

	Payments Due by Period
	Total	2014	2015 – 2016	2017 – 2018	2019 and beyond
Long-term debt obligations(b)	$23,878	$—	$7,198	$4,497	$12,183
Interest on debt obligations(c)	8,107	807	1,411	1,221	4,668
Operating leases	2,014	441	631	375	567
Purchasing commitments(d)	2,347	798	1,122	196	231
Marketing commitments(d)	2,149	326	605	485	733
	$38,495	$2,372	$10,967	$6,774	$18,382

(a)
Based on year-end foreign exchange rates. Reserves for uncertain tax positions are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of any settlements.

(b)
Excludes $2,224 million related to current maturities of long-term debt, $237 million related to the fair value step-up of debt acquired in connection with our acquisitions of PBG and PAS and $218 million related to the increase in carrying value of long-term debt representing the gains on our fair value interest rate swaps.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 28, 2013.

(d)	Primarily reflects non-cancelable commitments as of December 28, 2013.
Most long-term contractual commitments, except for our long-term debt obligations, are not recorded on our balance sheet. Operating leases primarily represent building leases. Non-cancelable purchasing commitments are primarily for oranges and orange juice and packaging materials. Non-cancelable marketing commitments are primarily for sports marketing. Bottler funding to independent bottlers is not reflected in our long-term contractual commitments as it is negotiated on an annual basis. Accrued liabilities for pension and retiree medical plans are not reflected in our long-term contractual commitments because they do not represent expected future cash outflows. See Note 7 for additional information regarding our pension and retiree medical obligations.

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
In the normal course of business, we manage these risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price purchase orders and pricing agreements. Our hedging strategies include the use of derivatives. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity price, foreign exchange or interest rate risks are classified as operating activities in the Consolidated Statement of Cash Flows. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. See “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on our business risks.
For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not fully offset the change in the value of the underlying hedged item. If the derivative instrument related to a cash flow hedge is terminated, we continue to defer the related gain or loss as part of accumulated other comprehensive loss and then include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss on the hedge in net income immediately.
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
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price contracts and purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, energy and metals. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $26 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in net income.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $494 million as of December 28, 2013 and $507 million as of December 29, 2012.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $881 million as of December 28, 2013 and $853 million as of December 29, 2012.
Foreign Exchange
Our operations outside of the U.S. generate 49% of our net revenue, with Russia, Mexico, Canada, the United Kingdom and Brazil comprising approximately 25% of our net revenue in 2013. As a result, we are exposed to foreign exchange risks.
Additionally, we are also exposed to foreign exchange risk from foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives, primarily forward contracts with terms of no more than two years. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.
Our foreign currency derivatives had a total face value of $2.5 billion as of December 28, 2013 and $2.8 billion as of December 29, 2012. During the next 12 months, we expect to reclassify net gains of $11 million related to foreign currency derivative contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Ineffectiveness was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
Interest Rates
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness has been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross-currency interest rate swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.
The notional amounts of the interest rate derivative instruments outstanding as of December 28, 2013 and December 29, 2012 were $7.9 billion and $8.1 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $23 million related to these hedges from accumulated other comprehensive loss into net income.
As of December 28, 2013, approximately 31% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 27% as of December 29, 2012.
Fair Value Measurements
The fair values of our financial assets and liabilities as of December 28, 2013 and December 29, 2012 are categorized as follows:

	2013		2012
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities(b)	$135	$—	$79	$—
Short-term investments – index funds(c)	$184	$—	$161	$—
Prepaid forward contracts(d)	$24	$—	$33	$—
Deferred compensation(e)	$—	$504	$—	$492
Derivatives designated as fair value hedging instruments:
Interest rate(f)	$176	$10	$276	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange(g)	$22	$13	$5	$19
Interest rate(f)	19	—	6	—
Commodity(h)	6	29	8	24
	$47	$42	$19	$43
Derivatives not designated as hedging instruments:
Foreign exchange(g)	$12	$8	$8	$6
Interest rate(f)	71	94	123	153
Commodity(h)	20	89	40	45
	$103	$191	$171	$204
Total derivatives at fair value	$326	$243	$466	$247
Total	$669	$747	$739	$739

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

(b)	Based on the price of common stock. Categorized as a Level 1 asset.

(c)	Based on the price of index funds. Categorized as a Level 1 asset.

(d)	Based primarily on the price of our common stock.

(e)
Based on the fair value of investments corresponding to employees’ investment elections. As of December 28, 2013, all balances are categorized as Level 2 liabilities. As of December 29, 2012, $10 million are categorized as Level 1 liabilities and the remaining balances are categorized as Level 2 liabilities.

(f)	Based on LIBOR forward rates and recently reported market transactions of spot and forward rates.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on recently reported market transactions, primarily swap arrangements.
The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to the short-term maturity. Short-term investments consist principally of short-term time deposits and index funds used to manage a portion of market risk arising from our deferred compensation liability. The fair value of our debt obligations as of December 28, 2013 and December 29, 2012 was $29.7 billion and $30.5 billion, respectively, based upon prices of similar instruments in the marketplace.
The effective portion of the pre-tax losses/(gains) on our derivative instruments is categorized in the table below.

	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2013	2012	2013	2012	2013	2012
Foreign exchange	$(9)	$(23)	$(24)	$41	$—	$8
Interest rate	99	17	(13)	(2)	3	19
Commodity	126	(23)	57	11	42	63
Total	$216	$(29)	$20	$50	$45	$90

(a)
Foreign exchange derivative gains/losses are primarily included in selling, general and administrative expenses. Interest rate derivative losses are primarily from fair value hedges and are included in interest expense. These losses are substantially offset by decreases in the value of the underlying debt, which are also included in interest expense. Commodity derivative gains/losses are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

(b)
Foreign exchange derivative gains/losses are primarily included in cost of sales. Interest rate derivative losses are included in interest expense. Commodity derivative gains/losses are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

Note 11 — Net Income Attributable to PepsiCo per Common Share
Basic net income attributable to PepsiCo per common share is net income available for PepsiCo common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income attributable to PepsiCo per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs and preferred shares were converted into common shares. Options to purchase 0.6 million shares in 2013, 9.6 million shares in 2012 and 25.9 million shares in 2011 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $75.69 in 2013, $67.64 in 2012 and $66.99 in 2011.

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2013		2012		2011
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$6,740		$6,178		$6,443
Preferred shares:
Dividends	(1)		(1)		(1)
Redemption premium	(7)		(6)		(6)
Net income available for PepsiCo common shareholders	$6,732	1,541	$6,171	1,557	$6,436	1,576
Basic net income attributable to PepsiCo per common share	$4.37		$3.96		$4.08
Net income available for PepsiCo common shareholders	$6,732	1,541	$6,171	1,557	$6,436	1,576
Dilutive securities:
Stock options, RSUs, and PEPUnits	—	18	—	17	—	20
ESOP convertible preferred stock	8	1	7	1	7	1
Diluted	$6,740	1,560	$6,178	1,575	$6,443	1,597
Diluted net income attributable to PepsiCo per common share	$4.32		$3.92		$4.03

(a)	Weighted-average common shares outstanding (in millions).
Note 12 — Preferred Stock
As of December 28, 2013 and December 29, 2012, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. The preferred stock accrues dividends at an annual rate of $5.46 per share. As of December 28, 2013 and December 29, 2012, there were 803,953 preferred shares issued and 167,053 and 186,553 shares outstanding, respectively. The outstanding preferred shares had a fair value of $69 million as of December 28, 2013 and $63 million as of December 29, 2012. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice at $78 per share plus accrued and unpaid dividends. Quaker made the final award to its ESOP plan in June 2001.
The following summarizes our preferred stock activity:

	2013		2012		2011
	Shares(a)	Amount	Shares(a)	Amount	Shares(a)	Amount
Preferred stock	0.8	$41	0.8	$41	0.8	$41
Repurchased preferred stock
Balance, beginning of year	0.6	$164	0.6	$157	0.6	$150
Redemptions	—	7	—	7	—	7
Balance, end of year	0.6	$171	0.6	$164	0.6	$157

(a)	In millions.

Note 13 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive income or loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive income/(loss) attributable to PepsiCo was $360 million in 2013, $742 million in 2012 and $(2,599) million in 2011. The accumulated balances for each component of other comprehensive loss attributable to PepsiCo are as follows:

	2013	2012	2011
Currency translation adjustment	$(3,247)	$(1,946)	$(2,688)
Cash flow hedges, net of tax	(76)	(94)	(112)
Unamortized pension and retiree medical, net of tax (a)	(1,861)	(3,491)	(3,419)
Unrealized gain on securities, net of tax	109	80	62
Other	(52)	(36)	(72)
Accumulated other comprehensive loss attributable to PepsiCo	$(5,127)	$(5,487)	$(6,229)

(a)	Net of taxes of $945 million in 2013, $1,832 million in 2012 and $1,831 million in 2011.

The following table summarizes the reclassifications from Accumulated Other Comprehensive Loss to the Consolidated Statement of Income for the year ended December 28, 2013:

	2013
	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Income

Losses/(gains) on cash flow hedges:
Interest rate derivatives	$3	Interest expense
Commodity contracts	44	Cost of sales
Commodity contracts	(2)	Selling, general and administrative expenses
Net losses before tax	45
Tax amounts	(17)
Net losses after tax	$28

Amortization of pension and retiree medical items:
Net prior service credit (a)	$(2)
Net actuarial losses (a)	355
Net losses before tax	353
Tax amounts	(123)
Net losses after tax	230
Total net losses reclassified for the period, net of tax	$258

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 14 — Supplemental Financial Information
Supplemental information for accounts and notes receivable and inventories is summarized as follows:

	2013	2012	2011
Accounts and notes receivable
Trade receivables	$6,178	$6,215
Other receivables	921	983
	7,099	7,198
Allowance, beginning of year	157	157	$144
Net amounts charged to expense	29	28	30
Deductions (a)	(34)	(27)	(41)
Other (b)	(7)	(1)	24
Allowance, end of year	145	157	$157
Net receivables	$6,954	$7,041

Inventories (c)
Raw materials	$1,732	$1,875
Work-in-process	168	173
Finished goods	1,509	1,533
	$3,409	$3,581

(a)	Includes accounts written off.

(b)	Includes adjustments related to acquisitions and divestitures, currency translation and other adjustments.

(c)	Approximately 3%, in both 2013 and 2012, of the inventory cost was computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

Supplemental information for other assets, accounts payable and other current liabilities is summarized as follows:

	2013	2012
Other assets
Noncurrent notes and accounts receivable	$105	$136
Deferred marketplace spending	214	195
Pension plans (a)	687	62
Other investments	782	718
Other	419	542
	$2,207	$1,653
Accounts payable and other current liabilities
Accounts payable	$4,874	$4,451
Accrued marketplace spending	2,245	2,187
Accrued compensation and benefits	1,789	1,705
Dividends payable	877	838
Other current liabilities	2,748	2,722
	$12,533	$11,903

(a)	See Note 7 for additional information regarding our pension plans.

The following table summarizes other supplemental information:

	2013	2012	2011
Other supplemental information
Rent expense	$639	$581	$589
Interest paid	$1,007	$1,074	$1,039
Income taxes paid, net of refunds	$3,076	$1,840	$2,218
Note 15 — Acquisitions and Divestitures
WBD
On February 3, 2011, we acquired the ordinary shares, including shares underlying American Depositary Shares (ADSs) and Global Depositary Shares (GDS), of WBD, a company incorporated in the Russian Federation, which represented in the aggregate approximately 66% of WBD’s outstanding ordinary shares, pursuant to the purchase agreement dated December 1, 2010 between PepsiCo and certain selling shareholders of WBD for approximately $3.8 billion in cash (or $2.4 billion, net of cash and cash equivalents acquired). The acquisition of those shares increased our total ownership to approximately 77%, giving us a controlling interest in WBD. Under the guidance on accounting for business combinations, once a controlling interest is obtained, we were required to recognize and measure 100% of the identifiable assets acquired, liabilities assumed and noncontrolling interests at their full fair values. Our fair market valuations of the identifiable assets acquired and liabilities assumed were completed in the first quarter of 2012 and the final valuations did not materially differ from those fair values reported as of December 31, 2011.

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
Tingyi-Asahi Beverages Holding Co. Ltd.
On March 31, 2012, we completed a transaction with Tingyi. Under the terms of the agreement, we contributed our Company-owned and joint venture bottling operations in China to Tingyi’s beverage subsidiary, Tingyi-Asahi Beverages Holding Co. Ltd. (TAB), and received as consideration a 5% indirect equity interest in TAB. As a result of this transaction, TAB is now our franchise bottler in China. We also have a call option to increase our indirect holding in TAB to 20% by 2015. We recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share), primarily consisting of employee-related charges, in our 2012 results.  This charge is reflected in items affecting comparability. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Suntory Holdings Limited

During our second quarter of 2013, as part of the refranchising of our beverage business in Vietnam, we completed a transaction with Suntory Holdings Limited. Under the terms of the agreement, we sold a controlling interest in our Vietnam bottling operations. The new alliance serves as the franchise bottler for both companies. As a result of this transaction, we recorded a pre- and after-tax gain of $137 million (or $0.09 per share) in our 2013 results.

Management’s Responsibility for Financial Reporting
To Our Shareholders:
At PepsiCo, our actions – the actions of all our associates – are governed by our Global Code of Conduct. This Code is clearly aligned with our stated values – a commitment to deliver sustained growth through empowered people acting with responsibility and building trust. Both the Code and our core values enable us to operate with integrity – both within the letter and the spirit of the law. Our Code of Conduct is reinforced consistently at all levels and in all countries. We have maintained strong governance policies and practices for many years.
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
We are committed to providing timely, accurate and understandable information to investors. Our commitment encompasses the following:
Maintaining strong controls over financial reporting. Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in their report titled Internal Control – Integrated Framework (1992). The system is designed to provide reasonable assurance that transactions are executed as authorized and accurately recorded; that assets are safeguarded; and that accounting records are sufficiently reliable to permit the preparation of financial statements that conform in all material respects with accounting principles generally accepted in the U.S. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods. We monitor these internal controls through self-assessments and an ongoing program of internal audits. Our internal controls are reinforced through our Global Code of Conduct, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law.
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
Engaging strong and effective Corporate Governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board’s oversight as a representative of our shareholders. Our Audit Committee is comprised of independent directors with the financial literacy, knowledge and experience to provide appropriate oversight. We review our critical accounting policies, financial reporting and internal control matters with them and encourage their direct communication with KPMG LLP, with our Internal Auditor, and with our General Counsel. We also have a Compliance & Ethics Department, led by our Chief Compliance & Ethics Officer, to coordinate our compliance policies and practices.
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
February 14, 2014

/s/ MARIE T. GALLAGHER
Marie T. Gallagher
Senior Vice President and Controller

/s/ HUGH F. JOHNSTON
Hugh F. Johnston
Executive Vice President and Chief Financial Officer

/s/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and Subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 28, 2013 and December 29, 2012, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the fiscal years in the three-year period ended December 28, 2013. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
New York, New York
February 14, 2014

Selected Financial Data
Selected quarterly financial data for 2013 and 2012 is summarized as follows (in millions except per share amounts, unaudited):

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$12,581	$16,807	$16,909	$20,118	$12,428	$16,458	$16,652	$19,954
Gross profit	$6,747	$8,909	$8,963	$10,553	$6,539	$8,543	$8,819	$10,300
Mark-to-market net losses/(gains) (a)	$16	$39	$19	$(2)	$(84)	$79	$(121)	$61
Merger and integration charges (b)	$1	$(1)	$9	$1	$2	$3	$2	$9
Restructuring and impairment charges (c)	$11	$19	$7	$126	$33	$77	$83	$86
Venezuela currency devaluation (d)	$111	—	—	—	—	—	—	—
Gain on Vietnam refranchising (e)	—	$(137)	—	—	—	—	—	—
Tax benefits (f)	—	—	—	$(209)	—	—	—	$(217)
Restructuring and other charges related to the transaction with Tingyi (g)	—	—	—	—	—	$137	—	$13
Pension lump sum settlement charge (h)	—	—	—	—	—	—	—	$195
Net income attributable to PepsiCo	$1,075	$2,010	$1,913	$1,742	$1,127	$1,488	$1,902	$1,661
Net income attributable to PepsiCo per common share – basic	$0.69	$1.30	$1.24	$1.14	$0.72	$0.95	$1.22	$1.07
Net income attributable to PepsiCo per common share – diluted	$0.69	$1.28	$1.23	$1.12	$0.71	$0.94	$1.21	$1.06
Cash dividends declared per common share	$0.5375	$0.5675	$0.5675	$0.5675	$0.515	$0.5375	$0.5375	$0.5375
Stock price per share (i)
High	$79.27	$84.78	$87.06	$86.73	$67.19	$69.74	$73.66	$72.09
Low	$67.39	$77.60	$78.20	$78.67	$62.15	$64.64	$68.10	$67.72
Close	$78.64	$82.13	$79.26	$82.71	$65.30	$69.48	$72.10	$68.02

(a)
In 2013 and 2012, we recognized $72 million ($44 million after-tax or $0.03 per share) of mark-to-market net losses and $65 million ($41 million after-tax or $0.03 per share) of mark-to-market net gains, respectively, on commodity hedges in corporate unallocated expenses.

(b)
In 2013 and 2012, we incurred merger and integration charges of $10 million ($8 million after-tax or $0.01 per share) and $16 million ($12 million after-tax or $0.01 per share), respectively, related to our acquisition of WBD. See Note 3 to our consolidated financial statements.

(c)
In 2013 and 2012, restructuring and impairment charges were $163 million ($129 million after-tax or $0.08 per share) and $279 million ($215 million after-tax or $0.14 per share), respectively. See Note 3 to our consolidated financial statements.

(d)
In 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuela businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.

(e)
In 2013, we recognized a pre- and after-tax gain of $137 million (or $0.09 per share) in connection with the refranchising of our beverage business in Vietnam, which was offset by incremental investments in our business. See Note 15 to our consolidated financial statements.

(f)
In the fourth quarter of 2013, we recognized a non-cash tax benefit of $209 million ($0.13 per share) associated with our agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009, which reduced our reserve for uncertain tax positions for the tax years 2003 through 2012. The amount above excludes a fourth quarter reduction of our reserve for uncertain tax positions for the tax year 2013 of $107 million, reversing in full amounts accrued in the first three quarters of 2013; this reduction was more than offset by other tax related adjustments in the fourth quarter of 2013. In 2012, we recognized a non-cash tax benefit of $217 million ($0.14 per share) associated with a favorable tax court decision related to the classification of financial instruments. See Note 5 to our consolidated financial statements.

(g)
In 2012, we recorded restructuring and other charges of $150 million ($176 million after-tax or $0.11 per share) related to the transaction with Tingyi. See Note 15 to our consolidated financial statements.

(h)	In 2012, we recorded a pension lump sum settlement charge of $195 million ($131 million after-tax or $0.08 per share). See Note 7 to our consolidated financial statements.

(i)	Represents the composite high and low sales price and quarterly closing prices for one share of PepsiCo common stock.

Five-Year Summary
(unaudited)

	2013	2012	2011	2010	2009
Net revenue	$66,415	$65,492	$66,504	$57,838	$43,232
Net income attributable to PepsiCo	$6,740	$6,178	$6,443	$6,320	$5,946
Net income attributable to PepsiCo per common share – basic	$4.37	$3.96	$4.08	$3.97	$3.81
Net income attributable to PepsiCo per common share – diluted	$4.32	$3.92	$4.03	$3.91	$3.77
Cash dividends declared per common share	$2.24	$2.1275	$2.025	$1.890	$1.775
Total assets	$77,478	$74,638	$72,882	$68,153	$39,848
Long-term debt	$24,333	$23,544	$20,568	$19,999	$7,400
Return on invested capital(a)	14.0%	13.7%	14.3%	17.0%	27.5%

(a)
Return on invested capital is defined as adjusted net income attributable to PepsiCo divided by the sum of average common shareholders’ equity and average total debt. Adjusted net income attributable to PepsiCo is defined as net income attributable to PepsiCo plus interest expense after-tax. Interest expense after-tax was $583 million in 2013, $576 million in 2012, $548 million in 2011, $578 million in 2010 and $254 million in 2009.

•     Includes mark-to-market net losses/(gains) of:

	2013	2012	2011	2010	2009
Pre-tax	$72	$(65)	$102	$(91)	$(274)
After-tax	$44	$(41)	$71	$(58)	$(173)
Per share	$0.03	$(0.03)	$0.04	$(0.04)	$(0.11)

•	In 2013, we incurred merger and integration charges of $10 million ($8 million after-tax or $0.01 per share) related to our acquisition of WBD.

•	Includes restructuring and impairment charges of:

	2013	2012	2011	2009
Pre-tax	$163	$279	$383	$36
After-tax	$129	$215	$286	$29
Per share	$0.08	$0.14	$0.18	$0.02

•
In 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuela businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.

•
In 2013, we recognized a pre- and after-tax gain of $137 million (or $0.09 per share) in connection with the refranchising of our beverage business in Vietnam, which was offset by incremental investments in our business.

•
In 2013, we recognized a non-cash tax benefit of $209 million ($0.13 per share) associated with our agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009, which reduced our reserves for uncertain tax positions for the tax years 2003 through 2012.

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

•
In 2010, we recorded a $120 million net charge ($120 million after-tax or $0.07 per share) related to our change to highly inflationary accounting for our Venezuelan businesses and the related devaluation of the bolivar.

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
Free cash flow: net cash provided by operating activities less capital spending plus sales of property, plant and equipment. Also referred to as “management operating cash flow.”
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
Management operating cash flow: net cash provided by operating activities less capital spending plus sales of property, plant and equipment. Also referred to as “free cash flow.”

Mark-to-market net gain or loss: change in market value for commodity contracts that we purchase to mitigate the volatility in costs of energy and raw materials that we consume. The market value is determined based on average prices on national exchanges and recently reported transactions in the marketplace.
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
Included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks.”

Item 8. Financial Statements and Supplementary Data.
See “Item 15. Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2013.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2013, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. Moreover, we continue to integrate our WBD business, which was acquired in 2011. In connection with these implementations and integration, and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 28, 2013 (the 2014 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.
Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement and is incorporated herein by reference.
We have a written code of conduct that applies to all of our employees, including our Chairman of the Board and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Controller and to our Board of Directors. Our Global Code of Conduct is distributed to all employees, is available on our website at http://www.pepsico.com and is included as Exhibit 14 hereto. A copy of our Global Code of Conduct may be obtained free of charge by writing to Investor Relations, PepsiCo, Inc., 700 Anderson Hill Road, Purchase, New York 10577. Any amendment to our Global Code of Conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our website within the time period required by the SEC and New York Stock Exchange.
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2014 Proxy Statement under the caption “Corporate Governance at PepsiCo – The Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2014 Proxy Statement under the captions “Corporate Governance at PepsiCo – Committees of the Board of Directors” and “Corporate Governance at PepsiCo – The Audit Committee” and is incorporated herein by reference.

Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2014 Proxy Statement under the captions “2013 Director Compensation,” “Executive Compensation,” and “Corporate Governance at PepsiCo – Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2014 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2014 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2014 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2014 Proxy Statement under the caption “Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statement of Comprehensive Income – Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statement of Cash Flows – Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Balance Sheet – December 28, 2013 and December 29, 2012
Consolidated Statement of Equity – Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
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
Dated: February 14, 2014

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 14, 2014
Indra K. Nooyi	Chief Executive Officer
/s/ Hugh F. Johnston	Executive Vice President and	February 14, 2014
Hugh F. Johnston	Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 14, 2014
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Shona L. Brown	Director	February 14, 2014
Shona L. Brown
/s/ George W. Buckley	Director	February 14, 2014
George W. Buckley
/s/ Ian M. Cook	Director	February 14, 2014
Ian M. Cook
/s/ Dina Dublon	Director	February 14, 2014
Dina Dublon
/s/ Victor J. Dzau	Director	February 14, 2014
Victor J. Dzau
/s/ Ray L. Hunt	Director	February 14, 2014
Ray L. Hunt
/s/ Alberto Ibargüen	Director	February 14, 2014
Alberto Ibargüen
/s/ Sharon Percy Rockefeller	Director	February 14, 2014
Sharon Percy Rockefeller
/s/ James J. Schiro	Director	February 14, 2014
James J. Schiro
/s/ Lloyd G. Trotter	Director	February 14, 2014
Lloyd G. Trotter
/s/ Daniel Vasella	Director	February 14, 2014
Daniel Vasella
/s/ Alberto Weisser	Director	February 14, 2014
Alberto Weisser

INDEX TO EXHIBITS
ITEM 15(a)(3)

The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington, D.C. in the SEC’s file no. 1-1183.

EXHIBIT

2.1
Purchase Agreement dated as of December 1, 2010 among PepsiCo, Inc., Pepsi-Cola (Bermuda) Limited, Gavril A. Yushvaev, David Iakobachvili, Mikhail V. Dubinin, Sergei A. Plastinin, Alexander S. Orlov, Mikhail I. Vishnaykov, Aladaro Limited, Tony D. Maher, Dmitry Ivanov, Wimm Bill Dann Finance Cyprus Ltd. and Wimm-Bill-Dann Finance Co. Ltd. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K), which is incorporated herein by reference to Exhibit 2.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2010.

3.1
Articles of Incorporation of PepsiCo, Inc., as amended and restated, effective as of May 9, 2011, which are incorporated herein by reference to Exhibit 3.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2011.

3.2
By-laws of PepsiCo, Inc., as amended, effective as of November 22, 2013, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

4.1
PepsiCo, Inc. agrees to furnish to the SEC, upon request, a copy of any instrument defining the rights of holders of long-term debt of PepsiCo, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

4.2
Indenture dated May 21, 2007 between PepsiCo, Inc. and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Registration Statement on Form S-3ASR (Registration No. 333-154314) filed with the Securities and Exchange Commission on October 15, 2008.

4.3
Form of 5.00% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2008.

4.4
Form of 7.90% Senior Note due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.5
Form of 3.10% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.6
Form of 4.50% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.7
Form of 5.50% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2010.

4.8
Form of 3.125% Senior Note due 2020, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.

4.9
Form of 4.875% Senior Note due 2040, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.

4.10
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 3.10% Senior Note due 2015, 4.50% Senior Note due 2020, 5.50% Senior Note due 2040, 3.125% Senior Note due 2020 and 4.875% Senior Note due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.11
Form of 2.500% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.12
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.500% Senior Note due 2016, the 0.800% Senior Note due 2014, the 3.000% Senior Note due 2021, the 0.750% Senior Note due 2015, the 2.750% Senior Note due 2022, the 4.000% Senior Note due 2042, the 0.700% Senior Note due 2015, the 1.250% Senior Note due 2017, the 3.600% Senior Note due 2042 and the 2.500% Senior Note due 2022, which are incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.13
Form of 0.800% Senior Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.14
Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.15
Form of 0.750% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.16
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.17
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.18
Form of 0.700% Senior Note due 2015, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.19
Form of 1.250% Senior Note due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.20
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.21
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.22
Indenture dated as of October 24, 2008 among PepsiCo, Inc., Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.23
Form of PepsiCo Guarantee of 6.95% Senior Note due 2014 of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.24
Form of Floating Rate Note due 2016, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.25
Form of 0.700% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.26
Form of 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.27
Board of Directors Resolutions Authorizing PepsiCo, Inc.'s Officers to Establish the Terms of the Floating Rate Note due 2016, the 0.700% Senior Note due 2016, the 2.750% Senior Note due 2023, the Floating Rate Notes due 2015 and the 2.250% Senior Notes due 2019, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.28
Form of Floating Rate Notes due 2015, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

4.29
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

4.32
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

4.33
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

4.34
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

4.38
Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.39
Form of PepsiAmericas, Inc. 4.375% Note due 2014, which is incorporated herein by reference to Exhibit 4.1 to PepsiAmericas, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

4.40
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

4.43
Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Note due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285) filed with the Securities and Exchange Commission on June 19, 2003.

4.44
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

4.47
Form of Bottling Group, LLC 6.95% Senior Note due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.48
Form of Bottling Group, LLC 5.125% Senior Note due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009.

4.49
Form of PepsiCo Guarantee of Pepsi-Cola Metropolitan Bottling Company, Inc.’s 7.00% Note due 2029, 7.625% Note due 2015, 7.29% Note due 2026, 7.44% Note due 2026, 4.375% Note due 2014, 4.875% Note due 2015, 5.00% Note due 2017, 5.50% Note due 2035 and Bottling Group, LLC’s 4.125% Note due 2015, 5.50% Note due 2016 and 5.125% Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K dated October 5, 2010.

10.1
PepsiCo, Inc. 1994 Long-Term Incentive Plan, as amended and restated, effective October 1, 1999, which is incorporated herein by reference to Exhibit 10.6 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.*

10.2
PepsiCo Executive Income Deferral Program (Plan Document for the Pre-409A Program), amended and restated effective July 1, 1997, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.3
PepsiCo SharePower Stock Option Plan, as amended and restated effective August 3, 2001, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.4
PepsiCo, Inc. 1995 Stock Option Incentive Plan (as amended and restated effective August 2, 2001), which is incorporated herein by reference to Exhibit 10.14 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.5	The Quaker Long-Term Incentive Plan of 1990, which is incorporated herein by reference to Exhibit 10.16 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.6	The Quaker Long-Term Incentive Plan of 1999, which is incorporated herein by reference to Exhibit 10.17 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*

10.7
PepsiCo, Inc. 2003 Long-Term Incentive Plan, as amended and restated effective September 12, 2008, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.8
PepsiCo, Inc. Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 24, 2009.*

10.9
Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.10
Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.11
Form of Special Long-Term Incentive Award Agreement (Restricted Stock Units Terms and Conditions), which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.12
Form of Special Long-Term Incentive Award Agreement (Stock Option Agreement), which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.13
Form of Non-Employee Director Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.14
Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.15
Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.16
Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.17
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.18
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.19
Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.20
Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.21
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.22
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.23
PepsiCo Director Deferral Program, amended and restated effective as of January 1, 2005 with revisions through September 19, 2012, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 8, 2012.*

10.24
Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plans, the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1987 Incentive Plan effective as of December 31, 2005, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.25
Amendments to the PepsiCo, Inc. 2003 Long-Term Incentive Plan, the PepsiCo SharePower Stock Option Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the Quaker Long-Term Incentive Plan of 1999, the Quaker Long-Term Incentive Plan of 1990 and the PepsiCo, Inc. Director Stock Plan, effective as of November 17, 2006, which are incorporated herein by reference to Exhibit 10.31 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.26
Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.27
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.28
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.29
Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.30
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.31
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.32
Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.33
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 12, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.*

10.34
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.35
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.36
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.37
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.38
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.39
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.40
Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.41
PepsiCo Pension Equalization Plan (Plan Document for the 409A Plan), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.*

10.42	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*

10.43
PepsiCo Pension Equalization Plan (Plan Document for the Pre-Section 409A Program), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 13, 2009.*

10.44
PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.45
PBG 2002 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.46
PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.47
The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.48
PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 99.5 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.49
PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.50
Amendments to PBG 2002 Long Term Incentive Plan, PBG Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and PBG Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.51
Amendments to PBG 2004 Long Term Incentive Plan, PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, PBG Directors’ Stock Plan and PBG Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.52
PepsiAmericas, Inc. 2000 Stock Incentive Plan (including Amendments No. 1, No. 2 and No. 3 thereto), which is incorporated herein by reference to Exhibit 99.9 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.53
Amendment No. 4 to PepsiAmericas, Inc. 2000 Stock Incentive Plan (effective February 18, 2010), which is incorporated herein by reference to Exhibit 99.10 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.54
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.11 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.55
Amendment to the PepsiCo Pension Equalization Plan Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.12 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.56
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.57
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.58
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted June 28, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 4, 2010.*

10.59
Amendment to the PepsiCo Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Document), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.63 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.60
PBG Pension Equalization Plan (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.65 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.61
PBG Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.66 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.62
PBG Executive Income Deferral Program (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.67 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.63
PBG Executive Income Deferral Program (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.68 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.64
Amendment to the PBG Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Program), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 3, 2011.*

10.65
The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2010, which is incorporated herein by reference to Exhibit 10.68 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.66
Amendment to The PepsiCo International Retirement Plan Defined Benefit Program, effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.69 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.67
PepsiCo Automatic Retirement Contribution Equalization Plan, effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.70 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.68
Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program) and the PBG Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), generally, effective January 1, 2011 and merging the PBG Pension Equalization Plan into the PepsiCo Pension Equalization Plan as of the end of the day on December 31, 2011, which is incorporated herein by reference to Exhibit 10.71 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.69
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2012.*

10.70
Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), effective as of December 1, 2012, which is incorporated herein by reference to Exhibit 10.75 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.*

10.71
Letter Agreement, dated March 9, 2012, between PepsiCo, Inc. and Brian Cornell, which is incorporated herein by reference to Exhibit 10.76 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.*

10.72
Summary of Compensation Arrangements for Zein Abdalla, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 8, 2012.*

10.73
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2013.*

10.74
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.*

10.75
Five-Year Credit Agreement, dated as of June 10, 2013, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2013.

10.76
Letter Agreement, dated March 17, 2011, between PepsiCo, Inc. and Maura Abeln Smith, which is incorporated herein by reference to Exhibit 10.65 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.77	Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), generally effective as of January 1, 2013.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	PepsiCo, Inc. Global Code of Conduct.

21	Subsidiaries of PepsiCo, Inc.

23	Consent of KPMG LLP.

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

101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.