Form 10-Q
period 2014-03-22
PEPSICO INC
filed 2014-04-17
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2014 (12 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of April 10, 2014 was 1,516,052,433.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/22/2014	3/23/2013
Net Revenue	$12,623	$12,581
Cost of sales	5,747	5,834
Selling, general and administrative expenses	5,048	5,066
Amortization of intangible assets	21	23
Operating Profit	1,807	1,658
Interest expense	(201)	(214)
Interest income and other	10	27
Income before income taxes	1,616	1,471
Provision for income taxes	389	386
Net income	1,227	1,085
Less: Net income attributable to noncontrolling interests	11	10
Net Income Attributable to PepsiCo	$1,216	$1,075
Net Income Attributable to PepsiCo per Common Share
Basic	$0.80	$0.69
Diluted	$0.79	$0.69
Weighted-average common shares outstanding
Basic	1,524	1,544
Diluted	1,540	1,563
Cash dividends declared per common share	$0.5675	$0.5375

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 3/22/2014
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,227
Other Comprehensive Loss
Currency translation adjustment	$(874)	$—	(874)
Cash flow hedges:
Reclassification of net losses to net income	10	(4)	6
Net derivative gains	16	(5)	11
Pension and retiree medical:
Reclassification of net losses to net income	48	(16)	32
Remeasurement of net liabilities and translation	3	(1)	2
Unrealized gains on securities	18	(9)	9
Total Other Comprehensive Loss	$(779)	$(35)	(814)
Comprehensive income			413
Comprehensive income attributable to noncontrolling interests			(10)
Comprehensive Income Attributable to PepsiCo			$403

	12 Weeks Ended 3/23/2013
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,085
Other Comprehensive Loss
Currency translation adjustment	$(235)	$—	(235)
Cash flow hedges:
Reclassification of net losses to net income	59	(21)	38
Net derivative losses	(23)	17	(6)
Pension and retiree medical:
Reclassification of net losses to net income	79	(27)	52
Remeasurement of net liabilities and translation	43	(12)	31
Unrealized losses on securities	(1)	—	(1)
Total Other Comprehensive Loss	$(78)	$(43)	(121)
Comprehensive income			964
Comprehensive income attributable to noncontrolling interests			(9)
Comprehensive Income Attributable to PepsiCo			$955

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	12 Weeks Ended
	3/22/2014	3/23/2013
Operating Activities
Net income	$1,227	$1,085
Depreciation and amortization	532	551
Stock-based compensation expense	72	77
Cash payments for merger and integration charges	—	(11)
Restructuring and impairment charges	98	11
Cash payments for restructuring charges	(25)	(30)
Non-cash foreign exchange loss related to Venezuela devaluation	—	111
Excess tax benefits from share-based payment arrangements	(47)	(36)
Pension and retiree medical plan expenses	119	149
Pension and retiree medical plan contributions	(84)	(87)
Deferred income taxes and other tax charges and credits	62	(23)
Change in accounts and notes receivable	(358)	(175)
Change in inventories	(406)	(351)
Change in prepaid expenses and other current assets	(234)	(201)
Change in accounts payable and other current liabilities	(813)	(578)
Change in income taxes payable	175	244
Other, net	(137)	(34)
Net Cash Provided by Operating Activities	181	702

Investing Activities
Capital spending	(355)	(303)
Sales of property, plant and equipment	7	8
Acquisitions and investments in noncontrolled affiliates	(24)	(30)
Divestitures	85	—
Short-term investments, by original maturity – three months or less, net	59	40
Other investing, net	5	—
Net Cash Used for Investing Activities	(223)	(285)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	12 Weeks Ended
	3/22/2014	3/23/2013
Financing Activities
Proceeds from issuances of long-term debt	$1,990	$2,491
Payments of long-term debt	(1,652)	(1,190)
Short-term borrowings, by original maturity
More than three months – proceeds	—	5
More than three months – payments	—	(464)
Three months or less, net	2,125	306
Cash dividends paid	(888)	(831)
Share repurchases – common	(1,249)	(626)
Share repurchases – preferred	(2)	(2)
Proceeds from exercises of stock options	171	449
Excess tax benefits from share-based payment arrangements	47	36
Other financing	—	(1)
Net Cash Provided by Financing Activities	542	173
Effect of exchange rate changes on cash and cash equivalents	(36)	(172)
Net Increase in Cash and Cash Equivalents	464	418
Cash and Cash Equivalents, Beginning of Year	9,375	6,297
Cash and Cash Equivalents, End of Period	$9,839	$6,715

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	3/22/2014	12/28/2013
Assets
Current Assets
Cash and cash equivalents	$9,839	$9,375
Short-term investments	247	303
Accounts and notes receivable, less allowance: 3/14 - $153 and 12/13 - $145	7,262	6,954
Inventories
Raw materials	1,794	1,732
Work-in-process	235	168
Finished goods	1,719	1,509
	3,748	3,409
Prepaid expenses and other current assets	2,189	2,162
Total Current Assets	23,285	22,203
Property, Plant and Equipment	36,776	36,961
Accumulated Depreciation	(18,647)	(18,386)
	18,129	18,575
Amortizable Intangible Assets, net	1,593	1,638
Goodwill	16,310	16,613
Other Nonamortizable Intangible Assets	14,053	14,401
Nonamortizable Intangible Assets	30,363	31,014
Investments in Noncontrolled Affiliates	1,890	1,841
Other Assets	2,233	2,207
Total Assets	$77,493	$77,478

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	3/22/2014	12/28/2013
Liabilities and Equity
Current Liabilities
Short-term obligations	$7,832	$5,306
Accounts payable and other current liabilities	11,625	12,533
Total Current Liabilities	19,457	17,839
Long-Term Debt Obligations	24,240	24,333
Other Liabilities	4,811	4,931
Deferred Income Taxes	6,092	5,986
Total Liabilities	54,600	53,089
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(173)	(171)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,519 and 1,529 shares, respectively)	25	25
Capital in excess of par value	3,942	4,095
Retained earnings	46,770	46,420
Accumulated other comprehensive loss	(5,940)	(5,127)
Repurchased common stock, in excess of par value (347 and 337 shares, respectively)	(21,892)	(21,004)
Total PepsiCo Common Shareholders’ Equity	22,905	24,409
Noncontrolling interests	120	110
Total Equity	22,893	24,389
Total Liabilities and Equity	$77,493	$77,478

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/22/2014		3/23/2013
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(171)	(0.6)	(164)
Redemptions	—	(2)	—	(2)
Balance, end of period	(0.6)	(173)	(0.6)	(166)
Common Stock
Balance, beginning of year	1,529	25	1,544	26
Repurchased common stock	(10)	—	1	—
Balance, end of period	1,519	25	1,545	26
Capital in Excess of Par Value
Balance, beginning of year		4,095		4,178
Stock-based compensation expense		72		77
Stock option exercises and restricted stock units (RSUs) converted (a)		(172)		(113)
Withholding tax on RSUs converted		(69)		(8)
Other		16		2
Balance, end of period		3,942		4,136
Retained Earnings
Balance, beginning of year		46,420		43,158
Net income attributable to PepsiCo		1,216		1,075
Cash dividends declared – common		(863)		(831)
Cash dividends declared – RSUs		(3)		(7)
Balance, end of period		46,770		43,395
Accumulated Other Comprehensive Loss
Balance, beginning of year		(5,127)		(5,487)
Currency translation adjustment		(873)		(234)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		6		38
Net derivative gains/(losses)		11		(6)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		32		52
Remeasurement of net liabilities and translation		2		31
Unrealized gains/(losses) on securities, net of tax		9		(1)
Balance, end of period		(5,940)		(5,607)
Repurchased Common Stock
Balance, beginning of year	(337)	(21,004)	(322)	(19,458)
Share repurchases	(15)	(1,249)	(9)	(626)
Stock option exercises	3	204	9	589
Other	2	157	1	21
Balance, end of period	(347)	(21,892)	(321)	(19,474)
Total PepsiCo Common Shareholders’ Equity		22,905		22,476
Noncontrolling Interests
Balance, beginning of year		110		105
Net income attributable to noncontrolling interests		11		10
Currency translation adjustment		(1)		(1)
Other, net		—		(1)
Balance, end of period		120		113
Total Equity		$22,893		$22,464

(a)	Includes total tax benefits of $17 million in 2014 and $26 million in 2013.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation

When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries.
Our Condensed Consolidated Balance Sheet as of March 22, 2014, Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 22, 2014 and March 23, 2013 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 22, 2014 are not necessarily indicative of the results expected for the full year.
The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of 2010. See further unaudited information in “Our Business Risks”, “Items Affecting Comparability” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
While our North America (United States and Canada) results are reported on a 12-week basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.
Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual sales incentives and certain advertising and marketing costs in proportion to revenue or volume, as applicable, and the recognition of income taxes using an estimated annual effective tax rate. Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw material handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product are included in selling, general and administrative expenses.
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
Our Divisions
We are organized into four business units, as follows:

1.	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe (Europe), which includes all beverage, food and snack businesses in Europe and South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/22/2014	3/23/2013	3/22/2014	3/23/2013
FLNA	$3,219	$3,123	$862	$828
QFNA	634	634	160	180
LAF	1,338	1,367	232	216
PAB	4,426	4,420	429	565
Europe	1,961	1,942	152	88
AMEA	1,045	1,095	194	184
Total division	12,623	12,581	2,029	2,061
Corporate Unallocated
Mark-to-market net gains/(losses)			34	(16)
Restructuring and impairment charges			3	(1)
Venezuela currency devaluation			—	(124)
Other			(259)	(262)
	$12,623	$12,581	$1,807	$1,658
Total assets of each division are as follows:

	Total Assets
	3/22/2014	12/28/2013
FLNA	$5,278	$5,308
QFNA	998	983
LAF	4,897	4,829
PAB	30,648	30,350
Europe	17,893	18,702
AMEA	5,922	5,754
Total division	65,636	65,926
Corporate (a)	11,857	11,552
	$77,493	$77,478

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and certain pension and tax assets.

Note 2 - Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance were effective as of the beginning of our 2014 fiscal year and did not have a material impact on our financial statements.
In December 2011, the FASB issued new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements were effective as of the beginning of our 2014 fiscal year. Accordingly, we have included enhanced footnote disclosure in Note 10.
Note 3 - Restructuring, Impairment and Integration Charges
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
In the 12 weeks ended March 22, 2014, we incurred restructuring and impairment charges of $96 million ($73 million after-tax or $0.05 per share) in conjunction with the 2014 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. The majority of the restructuring accrual at March 22, 2014 is expected to be paid by the end of 2014.
A summary of our 2014 Productivity Plan charges is as follows:

12 Weeks Ended
3/22/2014
FLNA	$12
QFNA	2
LAF	1
PAB	82
Europe	2
AMEA	2
Corporate (a)	(5)
$96

(a)	Income amount represents adjustments of previously recorded amounts.

A summary of our 2014 Productivity Plan activity in 2014 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 28, 2013	$30	$—	$1	$31
2014 restructuring charges	47	39	10	96
Cash payments	(2)	—	(2)	(4)
Non-cash charges	(4)	(39)	(1)	(44)
Liability as of March 22, 2014	$71	$—	$8	$79
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

In the 12 weeks ended March 22, 2014, we incurred restructuring charges of $2 million ($3 million after-tax with a nominal amount per share) in conjunction with our 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. Substantially all of the restructuring accrual at March 22, 2014 is expected to be paid by the end of 2014.
In the 12 weeks ended March 23, 2013, we incurred restructuring and impairment charges of $11 million ($8 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses.
A summary of our 2012 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/22/2014	3/23/2013
FLNA	$1	$2
QFNA (a)	—	(1)
LAF (a)	(5)	4
PAB	4	—
Europe (a)	(2)	4
AMEA	2	1
Corporate	2	1
	$2	$11

(a)	Income amounts represent adjustments of previously recorded amounts.

A summary of our 2012 Productivity Plan activity in 2014 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 28, 2013	$68	$17	$85
2014 restructuring charges (a)	8	(6)	2
Cash payments	(14)	(7)	(21)
Non-cash charges	(1)	(1)	(2)
Liability as of March 22, 2014	$61	$3	$64

(a)	Income amounts represent adjustments of previously recorded amounts.
Note 4 - Intangible Assets

A summary of our amortizable intangible assets, net is as follows:

	3/22/2014			12/28/2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$896	$(85)	$811	$910	$(83)	$827
Reacquired franchise rights	107	(90)	17	108	(86)	22
Brands	1,395	(999)	396	1,400	(996)	404
Other identifiable intangibles	673	(304)	369	686	(301)	385
	$3,071	$(1,478)	$1,593	$3,104	$(1,466)	$1,638

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/28/2013		3/22/2014
FLNA
Goodwill	$305	$(9)	$296
Brands	29	(1)	28
	334	(10)	324

QFNA
Goodwill	175	—	175

LAF
Goodwill	660	(7)	653
Brands	206	(1)	205
	866	(8)	858

PAB
Goodwill	9,943	(31)	9,912
Reacquired franchise rights	7,281	(57)	7,224
Acquired franchise rights	1,551	(6)	1,545
Brands	146	1	147
	18,921	(93)	18,828

Europe
Goodwill	5,027	(260)	4,767
Reacquired franchise rights	760	(29)	731
Acquired franchise rights	230	—	230
Brands	4,071	(256)	3,815
	10,088	(545)	9,543

AMEA
Goodwill	503	4	507
Brands	127	1	128
	630	5	635

Total goodwill	16,613	(303)	16,310
Total reacquired franchise rights	8,041	(86)	7,955
Total acquired franchise rights	1,781	(6)	1,775
Total brands	4,579	(256)	4,323
	$31,014	$(651)	$30,363

Note 5 - Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	3/22/2014	12/28/2013
Balance, beginning of year	$1,268	$2,425
Additions for tax positions related to the current year	22	238
Additions for tax positions from prior years	3	273
Reductions for tax positions from prior years	(2)	(327)
Settlement payments	(44)	(1,306)
Statute of limitations expiration	(29)	(30)
Translation and other	(8)	(5)
Balance, end of period	$1,210	$1,268
Note 6 - Stock-Based Compensation

The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended
	3/22/2014	3/23/2013
Stock-based compensation expense	$72	$77
Restructuring and impairment benefits	(3)	—
Total	$69	$77
Our weighted-average Black-Scholes fair value assumptions are as follows:

12 Weeks Ended
3/22/2014
Expected life	6 years
Risk free interest rate	1.8%
Expected volatility (a)	16%
Expected dividend yield	2.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

The following table summarizes awards granted under the terms of our 2007 Long-Term Incentive Plan:

	12 Weeks Ended
	3/22/2014		3/23/2013
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	3.0	$79.75	2.5	$75.75
RSUs	4.2	$79.76	3.9	$75.75
PepsiCo equity performance units (PEPUnits)	0.4	$79.75	0.4	$75.75

(a)	In millions.

Note 7 - Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/22/2014	3/23/2013	3/22/2014	3/23/2013	3/22/2014	3/23/2013
	U.S.		International
Service cost	$91	$108	$19	$22	$8	$10
Interest cost	134	121	24	22	14	13
Expected return on plan assets	(181)	(190)	(32)	(30)	(6)	(6)
Amortization of prior service cost/(credit)	5	4	—	—	(5)	(5)
Amortization of net losses/(gains)	40	67	9	13	(1)	—
	89	110	20	27	10	12
Special termination benefits	8	1	—	—	—	—
Total expense	$97	$111	$20	$27	$10	$12

During the first quarter of 2013, we made discretionary contributions of $13 million to our international pension plans.
Note 8 - Debt Obligations

In the first quarter of 2014, we issued:

•	$750 million of 0.950% senior notes maturing in February 2017; and

•	$1.250 billion of 3.600% senior notes maturing in March 2024.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
Also in the first quarter of 2014, $1.7 billion of senior notes matured.
As of March 22, 2014, we had $4.9 billion of commercial paper outstanding.

Note 9 - Accumulated Other Comprehensive Loss

The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended
	3/22/2014	3/23/2013
	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$(6)	$3	Cost of sales
Interest rate derivatives	5	51	Interest expense
Commodity contracts	12	6	Cost of sales
Commodity contracts	(1)	(1)	Selling, general and administrative expenses
Net losses before tax	10	59
Tax amounts	(4)	(21)
Net losses after tax	$6	$38

Amortization of pension and retiree medical items:
Net prior service benefit (a)	$—	$(1)
Net actuarial losses (a)	48	80
Net losses before tax	48	79
Tax amounts	(16)	(27)
Net losses after tax	$32	$52

Total net losses reclassified for the period, net of tax	$38	$90

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).
Note 10 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange risks and currency restrictions; and

•	interest rates.
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

For cash flow hedges, the effective portion of changes in fair value are deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not fully offset the change in the value of the underlying hedged item. If the derivative instrument related to a cash flow hedge is terminated, we continue to defer the related gain or loss as part of accumulated other comprehensive loss and then include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss on the hedge in net income immediately.
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
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price contracts and purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, energy and metals. For those derivatives that qualify for hedge accounting treatment, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $21 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $445 million as of March 22, 2014 and $537 million as of March 23, 2013.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $824 million as of March 22, 2014 and $958 million as of March 23, 2013.

Foreign Exchange
We are exposed to foreign exchange risk from foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives, primarily forward contracts with terms of no more than two years. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred.
Our foreign currency derivatives had a total face value of $2.4 billion as of March 22, 2014 and $2.9 billion as of March 23, 2013. During the next 12 months, we expect to reclassify net gains of $21 million related to foreign currency derivative contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Ineffectiveness was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
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
The notional amounts of the interest rate derivative instruments outstanding as of March 22, 2014 and March 23, 2013 were $7.9 billion and $7.8 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $22 million related to these hedges from accumulated other comprehensive loss into net income.
As of March 22, 2014, approximately 36% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 31% as of December 28, 2013.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 22, 2014 and March 23, 2013 are categorized as follows:

	2014		2013
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities (b)	$154	$—	$76	$—
Short-term investments – index funds (c)	$182	$—	$176	$—
Prepaid forward contracts (d)	$24	$—	$38	$—
Deferred compensation (e)	$—	$504	$—	$502
Derivatives designated as fair value hedging instruments:
Interest rate (f)	$165	$2	$249	$1
Derivatives designated as cash flow hedging instruments:
Foreign exchange (g)	$37	$17	$27	$9
Interest rate (f)	25	—	—	24
Commodity (h)	4	33	4	32
	$66	$50	$31	$65
Derivatives not designated as hedging instruments:
Foreign exchange (g)	$16	$5	$6	$4
Interest rate (f)	68	90	112	140
Commodity (h)	11	46	25	54
	$95	$141	$143	$198
Total derivatives at fair value (i)	$326	$193	$423	$264
Total	$686	$697	$713	$766

(a)
Financial assets are classified on our condensed consolidated balance sheet within prepaid expenses and other current assets and other assets, with the exception of available-for-sale securities and short-term investments, which are classified as short-term investments. Financial liabilities are classified on our condensed consolidated balance sheet within accounts payable and other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

(b)	Based on the price of common stock. Categorized as a Level 1 asset.

(c)	Based on the price of index funds. Categorized as a Level 1 asset.

(d)	Based primarily on the price of our common stock.

(e)
Based on the fair value of investments corresponding to employees’ investment elections. As of March 22, 2014, all balances are categorized as Level 2 liabilities. As of March 23, 2013, $9 million are categorized as Level 1 liabilities and the remaining balances are categorized as Level 2 liabilities.

(f)
Based on LIBOR forward rates and recently reported market transactions of spot and forward rates. As of March 22, 2014 and March 23, 2013, amounts related to non-designated instruments are presented as a net liability on our condensed consolidated balance sheet.

(g)	Based on recently reported market transactions of spot and forward rates.

(h)	Based on recently reported market transactions, primarily swap arrangements.

(i)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our condensed consolidated balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the condensed consolidated balance sheet as of March 22, 2014 and March 23, 2013 were immaterial. Collateral received against any of our asset positions was immaterial.

The fair value of our debt obligations as of March 22, 2014 was $33 billion, based upon prices of similar instruments in the marketplace.

The effective portion of the pre-tax (gains)/losses on our derivative instruments is categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement (a)		(Gains)/Losses Recognized in Accumulated Other Comprehensive Loss		(Gains)/Losses Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	3/22/2014	3/23/2013	3/22/2014	3/23/2013	3/22/2014	3/23/2013
Foreign exchange	$(17)	$—	$(18)	$(28)	$(6)	$3
Interest rate	1	27	(5)	30	5	51
Commodity	(9)	11	7	21	11	5
Total	$(25)	$38	$(16)	$23	$10	$59

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

(b)
Foreign exchange derivative gains/losses are primarily included in cost of sales. Interest rate derivative gains/losses are included in interest expense. Commodity derivative gains/losses are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

Note 11 - Net Income Attributable to PepsiCo per Common Share

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/22/2014		3/23/2013
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$1,216		$1,075
Preferred shares:
Dividends	—		—
Redemption premium	(1)		(2)
Net income available for PepsiCo common shareholders	$1,215	1,524	$1,073	1,544
Basic net income attributable to PepsiCo per common share	$0.80		$0.69
Net income available for PepsiCo common shareholders	$1,215	1,524	$1,073	1,544
Dilutive securities:
Stock options, RSUs, and PEPUnits (b)	—	15	—	18
Employee stock ownership plan (ESOP) convertible preferred stock	1	1	2	1
Diluted	$1,216	1,540	$1,075	1,563
Diluted net income attributable to PepsiCo per common share	$0.79		$0.69

(a)	Weighted-average common shares outstanding (in millions).

(b)
Options to purchase 0.2 million shares in 2014 and 2.6 million shares in 2013 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $82.25 in 2014 and $75.69 in 2013.

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
Our Critical Accounting Policies
Sales Incentives and Advertising and Marketing Costs
We offer sales incentives and discounts through various programs to customers and consumers. These incentives and discounts are primarily accounted for as a reduction of revenue. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. Certain advertising and marketing costs are also based on annual targets.
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

Our Business Risks

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in the legal and regulatory environment; imposition of new taxes, disagreements with tax authorities or additional tax liabilities; PepsiCo’s ability to compete effectively; PepsiCo’s ability to grow its business in developing and emerging markets or unstable political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are sold; unfavorable economic conditions in the countries in which PepsiCo operates; increased costs, disruption of supply or shortages of raw materials and other supplies; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; disruption of PepsiCo’s supply chain; damage to PepsiCo’s reputation; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; PepsiCo’s ability to hire or retain key employees or a highly skilled and diverse workforce; trade consolidation or the loss of any key customer; any downgrade or potential downgrade of PepsiCo’s credit ratings; PepsiCo’s ability to protect its information systems against a cybersecurity incident; PepsiCo’s ability to build and sustain proper information technology infrastructure, successfully implement its ongoing business transformation initiative or share services for certain functions effectively; fluctuations or other changes in exchange rates; climate change, or legal, regulatory or market measures to address climate change; failure to successfully negotiate collective bargaining agreements or strikes or work stoppages; any infringement of or challenge to PepsiCo’s intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo’s common stock and financial performance including those described in “Risk Factors” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the first quarter of 2014, our operations outside of the U.S., which reflect the months of January and February, generated 41% of our net revenue, with Russia, Mexico, Canada, the United Kingdom and Brazil comprising approximately 20% of our net revenue. As a result, we are exposed to foreign currency risks and unstable economic and political conditions and civil unrest in certain of the markets in which we operate. Recent events involving Russia, Ukraine and the Middle East and currency fluctuations in markets such as Venezuela (discussed further below), Argentina and Turkey continue to result in challenging operating environments in these markets. We continue to monitor the economic and operating environment in these markets closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our future results. In the 12 weeks ended March 22, 2014, unfavorable foreign currency decreased net revenue growth by 3 percentage points, primarily due to depreciation of the Russian ruble, Canadian dollar, the Brazilian real, Venezuelan bolivar (bolivar) and the Argentine peso. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.
The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar.
In the first quarter of 2014 and 2013, a substantial number of our Venezuelan transactions included items which are categorized as essential goods at the fixed exchange rate of 6.3 bolivars per U.S. dollar through the government-operated National Center of Foreign Commerce (CENCOEX) (“fixed exchange rate”), formerly the Foreign Exchange Administration Board (CADIVI). In February 2013, the Venezuelan government devalued the bolivar by resetting the fixed exchange rate from 4.3 bolivars per dollar to 6.3 bolivars per dollar, resulting in an after-tax net charge of $111 million in the first quarter of 2013 (see “Items Affecting Comparability”). In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD) to include additional items, including foreign investments. In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD 2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars for any purpose. As of March 22, 2014, the SICAD exchange rate was 10.9 bolivars per U.S. dollar. SICAD 2 became operational subsequent to our first quarter, which ended on March 22, 2014, and on the first day of operations the exchange rate was 51.86 bolivars per U.S. dollar. As we believe the fixed exchange rate of 6.3 bolivars per U.S. dollar remains legally available to us, we intend to continue to remeasure the net monetary assets of our Venezuelan entities at this rate.
At March 22, 2014, we had pending requests with an agency of the Venezuelan government for remittance of dividends at the fixed exchange rate. These requests pertain to years from 2006 to 2012. We are unable to predict the likelihood of Venezuelan government approvals of these requests or, if approved, the estimated time for remittance.
In the first quarter of 2014, our results of operations in Venezuela, which reflect the months of January and February, generated 2% of our net revenue and 3.5% of our operating profit. In the first quarter of 2013, our operations in Venezuela generated 1% of our net revenue and 4% of our operating profit, reflecting a 1-percentage-point impact from the devaluation reported in the first quarter of 2013 (see “Items Affecting Comparability”). In 2013, our operations in Venezuela generated 1% of our net revenue and 2% of our operating profit. The devaluation did not have a material impact on the results of our operations in Venezuela for the full year. As of March 22, 2014, our operations in Venezuela comprised 5% of our cash and cash equivalents balance. Our net monetary assets in Venezuela, which primarily include cash and cash equivalents, approximated $380 million at March 22, 2014. We continue to evaluate available options to obtain U.S. dollars to meet our operational needs in Venezuela.
We believe that significant uncertainty remains regarding the nature of transactions that will flow through CENCOEX, SICAD or SICAD 2, as well as how these mechanisms will operate in the future and the availability of U.S. dollars under each. We continue to monitor developments closely and may determine in the future that rates other than the fixed exchange rate are appropriate for remeasurement of the net monetary assets of our Venezuelan entities. If the exchange rates were to range between 10 and 50 bolivars per U.S. dollar, we would expect the potential after-tax net charge of remeasuring our Venezuela businesses to be approximately $140 million to $330 million. Such a charge, if recognized, would be reflected in “Items Affecting Comparability.” Further devaluation of the bolivar below the fixed exchange rate could adversely affect our financial position, including any potential impairment of non-monetary assets, which primarily include intangible assets, inventory and property, plant and equipment, and results of operations, both for any period in which we determine to remeasure using another rate and on a going forward basis following any such remeasurement.
In 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. At this time, it is unclear, based on the current regulations, to what extent this new law may adversely affect our operations and current pricing structure in Venezuela.  As a result, we are evaluating various business actions to mitigate the potential adverse impact on PepsiCo’s financial results.
In light of recent events involving Russia and Ukraine, we continue to monitor the economic and operating environment in these regions closely. In the first quarter of 2014 and 2013, 5.5% and 6% of our total net revenue, respectively, was generated by our operations in Russia, with each period reflecting the months of January and February. As of March 22, 2014, our long-lived assets in Russia were $7.2 billion. Our operations in Ukraine are not significant in relation to our consolidated results or financial position.
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of March 22, 2014 and March 23, 2013. Cautionary statements included in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended
	3/22/2014	3/23/2013
Operating profit
Mark-to-market net gains/(losses)	$34	$(16)
Merger and integration charges	$—	$(1)
Restructuring and impairment charges	$(98)	$(11)
Venezuela currency devaluation	$—	$(111)
Net income attributable to PepsiCo
Mark-to-market net gains/(losses)	$21	$(11)
Merger and integration charges	$—	$(1)
Restructuring and impairment charges	$(76)	$(8)
Venezuela currency devaluation	$—	$(111)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains/(losses)	$0.01	$(0.01)
Merger and integration charges	$—	$ ( — )
Restructuring and impairment charges	$(0.05)	$(0.01)
Venezuela currency devaluation	$—	$(0.07)

Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include agricultural products, energy and metals. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market with the resulting gains and losses recognized in corporate unallocated expenses, as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
In the 12 weeks ended March 22, 2014, we recognized $34 million ($21 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.
In the 12 weeks ended March 23, 2013, we recognized $16 million ($11 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
Merger and Integration Charges
In the 12 weeks ended March 23, 2013, we incurred merger and integration charges of $1 million ($1 million after-tax with a nominal amount per share) related to our acquisition of Wimm-Bill-Dann Foods OJSC, which were recorded in the Europe segment.
Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In the 12 weeks ended March 22, 2014, we incurred restructuring and impairment charges of $96 million ($73 million after tax or $0.05 per share) in conjunction with the multi-year productivity plan we publicly announced on February 13, 2014, including $12 million recorded in the FLNA segment, $2 million recorded in the QFNA segment, $1 million recorded in the LAF segment, $82 million recorded in the PAB segment, $2 million recorded in the Europe segment, $2 million recorded in the AMEA segment and income of $5 million recorded in corporate unallocated expenses representing adjustments of previously recorded amounts.
We expect to incur pre-tax charges of approximately $990 million, $53 million of which was reflected in our 2013 results, $96 million of which was reflected in our first quarter 2014 results, with approximately $345 million of additional charges during the remainder of 2014 and the balance of which will be reflected in our 2015 through 2018 results. These charges totaling $990 million will consist of approximately $550 million of severance and other employee-related costs; approximately $190 million for asset impairments (all non-cash) resulting from plant closures and related actions; and approximately $250 million for other costs, including consulting-related costs and the termination of leases and other contracts. These charges resulted in cash expenditures of $4 million in the first quarter of 2014, with approximately $315 million of additional cash expenditures expected in the remainder of 2014 and the balance of approximately $371 million of related cash expenditures expected in 2015 through 2018. See Note 3 to our condensed consolidated financial statements.
2012 Multi-Year Productivity Plan
In the 12 weeks ended March 22, 2014, we incurred restructuring and impairment charges of $2 million ($3 million after-tax with a nominal amount per share) in conjunction with the multi-year productivity plan we publicly announced on February 9, 2012, including $1 million recorded in the FLNA segment, $4 million recorded in the PAB segment, $2 million recorded in the AMEA segment and $2 million recorded in corporate unallocated expenses, partially offset by income of $5 million recorded in the LAF segment and income of $2 million recorded in the Europe segment representing adjustments of previously recorded amounts.
In the 12 weeks ended March 23, 2013, we incurred restructuring and impairment charges of $11 million ($8 million after-tax or $0.01 per share) in conjunction with our 2012 Productivity Plan, including $2 million recorded in the FLNA segment, $4 million recorded in the LAF segment, $4 million recorded in the Europe segment, $1 million recorded in the AMEA segment, $1 million recorded in corporate unallocated expenses and income of $1 million recorded in the QFNA segment representing adjustments of previously recorded amounts.
We expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, $279 million of which was reflected in our 2012 results, $110 million of which was reflected in our 2013 results, $2 million of which was reflected in our first quarter 2014 results, with approximately $75 million of additional charges during the remainder of 2014 and the balance of which will be reflected in our 2015 results. These charges will consist of approximately $560 million of severance and other employee-related costs; approximately $270 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $80 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011, $343 million in 2012, $133 million in 2013, $21 million in the first quarter of 2014, with approximately $110 million of additional cash expenditures expected in the remainder of 2014, and the balance of approximately $70 million expected in 2015. See Note 3 to our condensed consolidated financial statements.
Venezuela Currency Devaluation
In the 12 weeks ended March 23, 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuelan businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our PAB segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.

In the event we remeasure the net monetary assets of our Venezuelan entities at a rate other than the fixed exchange rate, any charge associated with such remeasurement would be reflected in “Items Affecting Comparability.”  For additional information on Venezuela, see “Our Business Risks.”
Non-GAAP Measures
Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See also “Organic Revenue Growth” and “Free Cash Flow.”

Volume
Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 weeks ended March 22, 2014, total servings increased 1%. For the 12 weeks ended March 23, 2013, total servings increased 3%. 2013 servings growth reflects an adjustment to the base year (2012) for divestitures that occurred in 2012.
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
Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/22/2014	3/23/2013	Change
Total net revenue	$12,623	$12,581	—%
Operating profit
FLNA	$862	$828	4%
QFNA	160	180	(11)%
LAF	232	216	7%
PAB	429	565	(24)%
Europe	152	88	72%
AMEA	194	184	5%
Corporate Unallocated
Mark-to-market net gains/(losses)	34	(16)
Restructuring and impairment charges	3	(1)
Venezuela currency devaluation	—	(124)
Other	(259)	(262)
	(222)	(403)	(45)%
Total operating profit	$1,807	$1,658	9%

Total operating profit margin	14.3%	13.2%	1.1
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
On a reported basis, total operating profit increased 9% and operating margin increased 1.1 percentage points. Operating profit growth was primarily driven by effective net pricing, planned cost reductions across a number of expense categories and volume growth, partially offset by certain operating cost increases, including strategic initiatives related to capacity and capability, and higher commodity costs. Commodity inflation reduced operating profit growth by 6 percentage points, primarily attributable to inflation in the Europe, LAF and PAB segments, partially offset by deflation in the FLNA segment. The impact of a one-time gain associated with the sale of agricultural assets in Russia contributed 2 percentage points to operating profit growth. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 5 percentage points to total operating profit growth and 0.6 percentage points to total operating margin.
Other Consolidated Results

	12 Weeks Ended
	3/22/2014	3/23/2013		Change
Interest expense, net	$(191)	$(187)		$(4)
Tax rate	24.1%	26.3%
Net income attributable to PepsiCo	$1,216	$1,075		13%
Net income attributable to PepsiCo per common share - diluted	$0.79	$0.69		15%
Mark-to-market net (gains)/losses	(0.01)	0.01
Merger and integration charges	—	—
Restructuring and impairment charges	0.05	0.01
Venezuela currency devaluation	—	0.07
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$0.83	$0.77	(b)	7%
Impact of foreign exchange translation				3
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)				10%
(a)   See “Non-GAAP Measures.”
(b)   Does not sum due to rounding.
Net interest expense increased $4 million, reflecting lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by lower interest rates on our debt.
The reported tax rate decreased 2.2 percentage points, primarily due to lapping of the impact of the 2013 Venezuela devaluation and the current year impact of favorable resolution of certain tax matters in 2013, partially offset by income mix shift during the quarter.
Net income attributable to PepsiCo increased 13% and net income attributable to PepsiCo per common share increased 15%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 8 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
3/22/2014	$3,219	$634	$1,338	$4,426	$1,961	$1,045	$12,623
3/23/2013	$3,123	$634	$1,367	$4,420	$1,942	$1,095	$12,581
% Impact of:
Volume (a)	2%	1%	(3)%	—%	3%	2%	1%
Effective net pricing (b)	1	—	12	1	4	4	3
Foreign exchange translation	(1)	(1)	(11)	(1)	(6)	(5)	(3)
Acquisitions and divestitures	—	—	—	—	—	(5)	—
Reported Growth (c)	3%	—%	(2)%	—%	1%	(5)%	—%

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
Organic Revenue Growth
Organic revenue growth is a significant measure that we use to monitor net revenue performance. However, it is not a measure provided by accounting principles generally accepted in the U.S. Therefore, this measure is not, and should not be viewed as, a substitute for GAAP net revenue growth. In order to compute our organic revenue growth results, we exclude the impact of acquisitions and divestitures and foreign exchange translation from reported net revenue growth. See also “Non-GAAP Measures.”

12 Weeks Ended 3/22/2014	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3%	—%	(2)%	—%	1%	(5)%	—%
% Impact of:
Foreign exchange translation	1	1	11	1	6	5	3
Acquisitions and divestitures	—	—	—	—	—	5	—
Organic Growth (a)	4%	1%	9%	1%	7%	6%	4%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%
	3/22/2014	3/23/2013	Change
Net revenue	$3,219	$3,123	3
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			4

Operating profit	$862	$828	4
Restructuring and impairment charges	13	2
Operating profit excluding above item (a)	$875	$830	5
Impact of foreign exchange translation			1
Operating profit growth excluding above item, on a constant currency basis (a)			6
(a) See “Non-GAAP Measures.”
Net revenue and volume each grew 3%. Net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects mid-single-digit growth in trademark Doritos, dips and variety packs, high-single-digit growth in trademark Fritos and double-digit growth in our Sabra joint venture. These gains were partially offset by a double-digit decline in trademark SunChips.
Operating profit grew 4%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, primarily cooking oil, which increased operating profit growth by 1 percentage point. These impacts were partially offset by certain operating cost increases including strategic initiatives and higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%
	3/22/2014	3/23/2013	Change
Net revenue	$634	$634	—
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			1

Operating profit	$160	$180	(11)
Restructuring and impairment charges	2	(1)
Operating profit excluding above item (a)	$162	$179	(10)
Impact of foreign exchange translation			1
Operating profit growth excluding above item, on a constant currency basis (a)			(9)
(a) See “Non-GAAP Measures.”
Net revenue was flat and volume increased 3%, despite the impact of disruptions in oat supplies. Net revenue performance benefited from volume growth and favorable product mix, offset by unfavorable net pricing and unfavorable foreign exchange. The volume growth primarily reflects mid-single-digit growth in Oatmeal and double-digit growth in Müller Quaker Dairy products.
Operating profit declined 11%, driven by the unfavorable net pricing and certain operating cost increases, reflecting strategic initiatives and the impact of disruptions in oat supplies, partially offset by the volume growth and planned cost reductions across a number of expense categories. Restructuring and impairment charges and unfavorable foreign exchange each negatively impacted operating profit performance by 1 percentage point.

Latin America Foods

	12 Weeks Ended		%
	3/22/2014	3/23/2013	Change
Net revenue	$1,338	$1,367	(2)
Impact of foreign exchange translation			11
Net revenue growth, on a constant currency basis (a)			9

Operating profit	$232	$216	7
Restructuring and impairment charges	(4)	4
Operating profit excluding above item (a)	$228	$220	3.5
Impact of foreign exchange translation			10
Operating profit growth excluding above item, on a constant currency basis (a)			13	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
Net revenue decreased 2%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 11 percentage points, and a volume decline, partially offset by favorable effective net pricing.
Volume declined 3%, reflecting a mid-single-digit decline in Mexico due to a tax on certain packaged foods, which became effective during the quarter, partially offset by mid-single-digit growth in Brazil.
Operating profit increased 7%, reflecting the effective net pricing and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases including strategic initiatives, as well as higher commodity costs, which reduced operating profit growth by 17 percentage points, and the volume decline. Additionally, items affecting comparability in the above table (see “Items Affecting Comparability”) contributed 3.5 percentage points to reported operating profit growth. Unfavorable foreign exchange reduced operating profit growth by 10 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%
	3/22/2014	3/23/2013	Change
Net revenue	$4,426	$4,420	—
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			1

Operating profit	$429	$565	(24)
Restructuring and impairment charges	86	—
Venezuela currency devaluation	—	(13)
Operating profit excluding above items (a)	$515	$552	(7)
Impact of foreign exchange translation			3
Operating profit growth excluding above items, on a constant currency basis (a)			(3)	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
Net revenue was even with the prior year, primarily reflecting favorable effective net pricing, offset by unfavorable foreign exchange, which negatively impacted net revenue performance by 1 percentage point.
Volume was even with the prior year, driven by a 1% decline in Latin America offset by a slight increase in North America. North America volume was driven by a 2% increase in non-carbonated beverage volume, partially offset by a 1% decline in carbonated soft drinks. The non-carbonated beverage volume primarily reflected a mid-single-digit increase in Gatorade sports drinks and a high-single-digit increase in our water portfolio, partially offset by a high-single-digit decline in our juice and juice drinks portfolio. The Latin America volume decline primarily reflected a high-single-digit decline in Mexico driven by the tax on sugar-sweetened beverages, which became effective during the quarter, partially offset by a mid-single-digit increase in Argentina and a low-single-digit increase in Brazil.
Reported operating profit decreased 24%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 7%. This decrease primarily reflects certain operating cost increases, as well as higher commodity costs, which negatively impacted reported operating profit performance by 2 percentage points. These impacts were partially offset by favorable effective net pricing and planned cost reductions across a number of expense categories, as well as adjustments recognized through our share of the results of a joint venture and more-favorable settlements of promotional spending accruals in the current year, which positively impacted our reported operating profit performance by 3 percentage points and 2 percentage points, respectively. Unfavorable foreign exchange negatively impacted reported operating profit performance by 3 percentage points.

Europe

	12 Weeks Ended		%
	3/22/2014	3/23/2013	Change
Net revenue	$1,961	$1,942	1
Impact of foreign exchange translation			6
Net revenue growth, on a constant currency basis (a)			7

Operating profit	$152	$88	72
Merger and integration charges	—	1
Restructuring and impairment charges	—	4
Operating profit excluding above items (a)	$152	$93	62
Impact of foreign exchange translation			1
Operating profit growth excluding above items, on a constant currency basis (a)			64	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
Net revenue increased 1%, reflecting effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by 6 percentage points.
Snacks volume grew 3%, primarily reflecting high-single-digit growth in South Africa and mid-single-digit growth in Russia and Turkey, partially offset by a mid-single-digit decline in the Netherlands and a low-single-digit decline in the United Kingdom.
Beverage volume grew 3%, primarily reflecting high-single-digit growth in the United Kingdom, double-digit growth in France and mid-single-digit growth in Germany, partially offset by a mid-single-digit decline in Turkey. Additionally, Russia experienced low-single-digit growth.
Operating profit grew 72%, reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as the impact of a one-time gain of $31 million associated with the sale of agricultural assets in Russia (which contributed 35 percentage points to operating profit growth). Additionally, the impact of items affecting comparability in the above table (see “Items Affecting Comparability”) and the lapping of a pricing adjustment for certain commodity purchases in the prior year increased operating profit growth by 10 percentage points and 9 percentage points, respectively. These impacts were partially offset by higher commodity costs, primarily milk, which reduced operating profit by 72 percentage points, as well as certain operating cost increases reflecting strategic initiatives.

Asia, Middle East & Africa

	12 Weeks Ended		%
	3/22/2014	3/23/2013	Change
Net revenue	$1,045	$1,095	(5)
Impact of foreign exchange translation			5
Net revenue growth, on a constant currency basis (a)			0.5	(b)

Operating profit	$194	$184	5
Restructuring and impairment charges	4	1
Operating profit excluding above item (a)	$198	$185	7
Impact of foreign exchange translation			3
Operating profit growth excluding above item, on a constant currency basis (a)			10
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
Net revenue declined 5%, reflecting the impact of the prior year refranchising of our Vietnam beverage operations, which negatively impacted net revenue performance by 5 percentage points. This impact was offset by favorable effective net pricing and volume growth. Unfavorable foreign exchange negatively impacted net revenue performance by 5 percentage points.
Snacks volume grew 4%, reflecting high-single-digit growth in China, double-digit growth in Indonesia and mid-single-digit growth in India, partially offset by a low-single-digit decline in Thailand. Additionally, Australia and the Middle East both experienced low-single-digit growth.
Beverage volume declined 1%, driven by a high-single-digit decline in China and a low-single-digit decline in the Middle East, partially offset by double-digit growth in the Philippines and low-single-digit growth in India.
Operating profit grew 5%, driven primarily by the effective net pricing, the volume growth and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases reflecting strategic initiatives. Unfavorable foreign exchange reduced operating profit growth by nearly 3 percentage points and the impact of the prior year refranchising of our Vietnam beverage operations decreased operating profit growth by 2 percentage points.
Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing (including long-term debt financing which, depending upon market conditions, we may use to replace a portion of our commercial paper borrowings), will be adequate to meet our operating, investing and financing needs. Sources of cash available to us to fund cash outflows, such as our anticipated share repurchases and dividend payments, include cash from operations and proceeds obtained in the U.S. debt markets. However, there can be no assurance that volatility in the global credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks”, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
As of March 22, 2014, we had cash, cash equivalents and short-term investments of $9.1 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. For additional information on Venezuela, see “Our Business Risks” and “Items Affecting Comparability.”
Operating Activities
During the 12 weeks in 2014, net cash provided by operating activities was $181 million, compared to $702 million in the prior year period. The operating cash flow performance primarily reflects unfavorable working capital comparisons to the prior year.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 12 weeks in 2014, net cash used for investing activities was $223 million, primarily reflecting $348 million for net capital spending offset by $85 million in proceeds in connection with the sale of agricultural assets in Russia.
We expect 2014 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 12 weeks in 2014, net cash provided by financing activities was $542 million, primarily reflecting net proceeds from short-term borrowings of $2.1 billion, net proceeds from long-term debt of $338 million and stock option proceeds of $171 million, partially offset by the return of operating cash flow to our shareholders through share repurchases and dividend payments of $2.1 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2014, we announced a 15% increase in our annualized dividend to $2.62 per share from $2.27 per share, effective with the dividend that is expected to be paid in June 2014. We expect to return a total of $8.7 billion to shareholders in 2014 through dividends of approximately $3.7 billion and share repurchases of approximately $5.0 billion. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
We focus on free cash flow as an important element in evaluating our performance. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below) in evaluating free cash flow. We believe investors should consider these items in evaluating our free cash flow results. Free cash flow excluding certain items is the primary measure we use to monitor cash flow performance. However, it is not a measure provided by GAAP. Therefore, this measure is not, and should not be viewed as, a substitute for GAAP cash flow measures.

The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow excluding the impact of the items below.

	12 Weeks Ended
	3/22/2014	3/23/2013	% Change
Net cash provided by operating activities	$181	$702	(74)
Capital spending	(355)	(303)
Sales of property, plant and equipment	7	8
Free cash flow	(167)	407	n/m
Discretionary pension and retiree medical contributions	—	13
Merger and integration payments (after-tax)	—	9
Payments related to restructuring charges (after-tax)	29	30
Capital investments related to restructuring plan	3	4
Payments for restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	1
Free cash flow excluding above items	$(135)	$464	n/m
n/m=not meaningful
Free cash flow is used primarily to repurchase shares and pay dividends. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. However, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks”, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as well as “Our Business Risks” above for certain factors that may impact credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks”, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 22, 2014, and the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for the twelve weeks ended March 22, 2014 and March 23, 2013. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 28, 2013, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2013, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
April 17, 2014

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” and Note 10 to our condensed consolidated financial statements. In addition, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
ITEM 4. Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
During our first fiscal quarter of 2014, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See “Item 1. Business - Regulatory Environment and Environmental Compliance.”, “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Item 1A. Risk Factors – Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.”, “Item 1A. Risk Factors – Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.” and “Item 1A. Risk Factors – Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business financial condition and results of operations.” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended March 22, 2014 under the $10.0 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and expires on June 30, 2016, is set forth in the table below. All such shares of common stock were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

12/28/13				$8,364

12/29/13 - 1/25/14	4.9	$82.73	4.9	(407)
				7,957
1/26/14 - 2/22/14	5.4	$80.08	5.4	(430)
				7,527
2/23/14 - 3/22/14	5.1	$80.47	5.1	(412)
Total	15.4	$81.06	15.4	$7,115

In connection with our merger with The Quaker Oats Company in 2001, shares of our convertible preferred stock were authorized and issued to an ESOP fund established by Quaker.  The preferences, limitations and relative rights of the shares of convertible preferred stock are set forth in Exhibit A to our amended and restated articles of incorporation. Quaker made the final award to the ESOP in June 2001. The Company does not have any authorized, but unissued, “blank check preferred stock.” PepsiCo repurchases shares of its convertible preferred stock from the ESOP in connection with share redemptions by ESOP participants.

The following table summarizes our convertible preferred share repurchases during the 12 weeks ended March 22, 2014.

Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/29/13 - 1/25/14	1,500	$398.09	N/A	N/A

1/26/14 - 2/22/14	1,100	$403.20	N/A	N/A

2/23/14 - 3/22/14	1,000	$411.24	N/A	N/A
Total	3,600	$403.30	N/A	N/A
ITEM 6. Exhibits

See “Index to Exhibits” on page 46.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 17, 2014	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	April 17, 2014	/s/ Kelly Mahon Tullier
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

Exhibit 4.1
Form of 0.950% Senior Notes due 2017, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2014.

Exhibit 4.2
Form of 3.600% Senior Notes due 2024, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2014.

Exhibit 10.1
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 22, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.