Form 10-Q
period 2014-06-14
PEPSICO INC
filed 2014-07-23
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2014 (24 weeks)
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X    NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   X    NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of July 16, 2014 was 1,506,789,240.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/14/14	6/15/13	6/14/14	6/15/13
Net Revenue	$16,894	$16,807	$29,517	$29,388
Cost of sales	7,778	7,898	13,525	13,732
Selling, general and administrative expenses	6,198	6,013	11,246	11,079
Amortization of intangible assets	22	27	43	50
Operating Profit	2,896	2,869	4,703	4,527
Interest expense	(209)	(208)	(410)	(422)
Interest income and other	18	18	28	45
Income before income taxes	2,705	2,679	4,321	4,150
Provision for income taxes	718	654	1,107	1,040
Net income	1,987	2,025	3,214	3,110
Less: Net income attributable to noncontrolling interests	9	15	20	25
Net Income Attributable to PepsiCo	$1,978	$2,010	$3,194	$3,085
Net Income Attributable to PepsiCo per Common Share
Basic	$1.30	$1.30	$2.10	$1.99
Diluted	$1.29	$1.28	$2.08	$1.97
Weighted-average common shares outstanding
Basic	1,515	1,548	1,519	1,546
Diluted	1,532	1,567	1,536	1,565
Cash dividends declared per common share	$0.655	$0.5675	$1.2225	$1.105

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 6/14/14			24 Weeks Ended 6/14/14
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,987			$3,214
Other Comprehensive Income/(Loss)
Currency translation adjustment	$460	$—	460	$(414)	$—	(414)
Cash flow hedges:
Reclassification of net losses to net income	11	(5)	6	21	(9)	12
Net derivative losses	(41)	12	(29)	(25)	7	(18)
Pension and retiree medical:
Reclassification of net losses to net income	53	(17)	36	101	(33)	68
Remeasurement of net liabilities and translation	(13)	4	(9)	(10)	3	(7)
Unrealized (losses)/gains on securities	(7)	3	(4)	11	(6)	5
Total Other Comprehensive Income/(Loss)	$463	$(3)	460	$(316)	$(38)	(354)
Comprehensive income			2,447			2,860
Comprehensive income attributable to noncontrolling interests			(10)			(20)
Comprehensive Income Attributable to PepsiCo			$2,437			$2,840

	12 Weeks Ended 6/15/13			24 Weeks Ended 6/15/13
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$2,025			$3,110
Other Comprehensive Loss
Currency translation adjustment	$(718)	$—	(718)	$(953)	$—	(953)
Cash flow hedges:
Reclassification of net (gains)/losses to net income	(8)	2	(6)	51	(19)	32
Net derivative gains/(losses)	5	(1)	4	(18)	16	(2)
Pension and retiree medical:
Reclassification of net losses to net income	84	(27)	57	163	(54)	109
Remeasurement of net liabilities and translation	2	(1)	1	45	(13)	32
Unrealized gains on securities	20	(10)	10	19	(10)	9
Other	(1)	(16)	(17)	(1)	(16)	(17)
Total Other Comprehensive Loss	$(616)	$(53)	(669)	$(694)	$(96)	(790)
Comprehensive income			1,356			2,320
Comprehensive income attributable to noncontrolling interests			(14)			(23)
Comprehensive Income Attributable to PepsiCo			$1,342			$2,297

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	24 Weeks Ended
	6/14/14	6/15/13
Operating Activities
Net income	$3,214	$3,110
Depreciation and amortization	1,162	1,185
Stock-based compensation expense	140	149
Cash payments for merger and integration charges	—	(17)
Restructuring and impairment charges	190	30
Cash payments for restructuring charges	(112)	(74)
Cash payments for restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	(18)
Non-cash foreign exchange loss related to Venezuela devaluation	—	111
Excess tax benefits from share-based payment arrangements	(64)	(83)
Pension and retiree medical plan expenses	243	306
Pension and retiree medical plan contributions	(155)	(180)
Deferred income taxes and other tax charges and credits	35	(189)
Change in accounts and notes receivable	(1,554)	(1,088)
Change in inventories	(822)	(659)
Change in prepaid expenses and other current assets	(152)	(241)
Change in accounts payable and other current liabilities	120	400
Change in income taxes payable	636	543
Other, net	(209)	(270)
Net Cash Provided by Operating Activities	2,672	3,015

Investing Activities
Capital spending	(921)	(911)
Sales of property, plant and equipment	42	30
Cash payments related to the transaction with Tingyi	—	(3)
Acquisitions and investments in noncontrolled affiliates	(31)	(59)
Divestitures	123	174
Short-term investments, by original maturity
More than three months – purchases	(3,498)	—
Three months or less, net	118	(4)
Other investing	5	(13)
Net Cash Used for Investing Activities	(4,162)	(786)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	24 Weeks Ended
	6/14/14	6/15/13
Financing Activities
Proceeds from issuances of long-term debt	$3,364	$2,491
Payments of long-term debt	(1,655)	(1,945)
Short-term borrowings, by original maturity
More than three months – proceeds	1	6
More than three months – payments	(9)	(481)
Three months or less, net	1,556	1,228
Cash dividends paid	(1,752)	(1,677)
Share repurchases – common	(2,199)	(1,028)
Share repurchases – preferred	(3)	(4)
Proceeds from exercises of stock options	381	823
Excess tax benefits from share-based payment arrangements	64	83
Acquisition of noncontrolling interests	—	(20)
Other financing	(3)	(3)
Net Cash Used for Financing Activities	(255)	(527)
Effect of exchange rate changes on cash and cash equivalents	(23)	(206)
Net (Decrease)/Increase in Cash and Cash Equivalents	(1,768)	1,496
Cash and Cash Equivalents, Beginning of Year	9,375	6,297
Cash and Cash Equivalents, End of Period	$7,607	$7,793

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	6/14/14	12/28/13
Assets
Current Assets
Cash and cash equivalents	$7,607	$9,375
Short-term investments	3,692	303
Accounts and notes receivable, less allowance: 6/14 - $156 and 12/13 - $145	8,470	6,954
Inventories
Raw materials	1,965	1,732
Work-in-process	341	168
Finished goods	1,888	1,509
	4,194	3,409
Prepaid expenses and other current assets	1,832	2,162
Total Current Assets	25,795	22,203
Property, Plant and Equipment	37,376	36,961
Accumulated Depreciation	(19,202)	(18,386)
	18,174	18,575
Amortizable Intangible Assets, net	1,585	1,638
Goodwill	16,457	16,613
Other Nonamortizable Intangible Assets	14,205	14,401
Nonamortizable Intangible Assets	30,662	31,014
Investments in Noncontrolled Affiliates	1,902	1,841
Other Assets	2,315	2,207
Total Assets	$80,433	$77,478

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	6/14/14	12/28/13
Liabilities and Equity
Current Liabilities
Short-term obligations	$7,242	$5,306
Accounts payable and other current liabilities	12,986	12,533
Total Current Liabilities	20,228	17,839
Long-Term Debt Obligations	25,606	24,333
Other Liabilities	4,927	4,931
Deferred Income Taxes	6,072	5,986
Total Liabilities	56,833	53,089
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(174)	(171)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,511 and 1,529 shares, respectively)	25	25
Capital in excess of par value	3,978	4,095
Retained earnings	47,748	46,420
Accumulated other comprehensive loss	(5,481)	(5,127)
Repurchased common stock, in excess of par value (355 and 337 shares, respectively)	(22,666)	(21,004)
Total PepsiCo Common Shareholders’ Equity	23,604	24,409
Noncontrolling interests	129	110
Total Equity	23,600	24,389
Total Liabilities and Equity	$80,433	$77,478

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/14/14		6/15/13
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(171)	(0.6)	(164)
Redemptions	—	(3)	—	(4)
Balance, end of period	(0.6)	(174)	(0.6)	(168)
Common Stock
Balance, beginning of year	1,529	25	1,544	26
Repurchased common stock	(18)	—	3	—
Balance, end of period	1,511	25	1,547	26
Capital in Excess of Par Value
Balance, beginning of year		4,095		4,178
Stock-based compensation expense		140		149
Stock option exercises and restricted stock units (RSUs) converted (a)		(193)		(249)
Withholding tax on RSUs converted		(80)		(70)
Other		16		(13)
Balance, end of period		3,978		3,995
Retained Earnings
Balance, beginning of year		46,420		43,158
Net income attributable to PepsiCo		3,194		3,085
Cash dividends declared – common		(1,855)		(1,710)
Cash dividends declared – RSUs		(11)		(10)
Balance, end of period		47,748		44,523
Accumulated Other Comprehensive Loss
Balance, beginning of year		(5,127)		(5,487)
Currency translation adjustment		(414)		(951)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		12		32
Net derivative losses		(18)		(2)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		68		109
Remeasurement of net liabilities and translation		(7)		32
Unrealized gains on securities, net of tax		5		9
Other		—		(17)
Balance, end of period		(5,481)		(6,275)
Repurchased Common Stock
Balance, beginning of year	(337)	(21,004)	(322)	(19,458)
Share repurchases	(27)	(2,262)	(15)	(1,123)
Stock option exercises	7	441	15	962
Other	2	159	3	136
Balance, end of period	(355)	(22,666)	(319)	(19,483)
Total PepsiCo Common Shareholders’ Equity		23,604		22,786
Noncontrolling Interests
Balance, beginning of year		110		105
Net income attributable to noncontrolling interests		20		25
Distributions to noncontrolling interests		—		(15)
Currency translation adjustment		—		(2)
Acquisitions and divestitures		—		(7)
Other, net		(1)		—
Balance, end of period		129		106
Total Equity		$23,600		$22,765

(a)	Includes total tax benefits of $26 million in 2014 and $31 million in 2013.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation

When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries.
Our Condensed Consolidated Balance Sheet as of June 14, 2014, Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 14, 2014 and June 15, 2013, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 14, 2014 and June 15, 2013 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 14, 2014 and June 15, 2013 are not necessarily indicative of the results expected for the full year.
The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of 2010. See further unaudited information in “Our Business Risks,” “Items Affecting Comparability” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our Divisions
We are organized into four business units, as follows:

1.	PepsiCo Americas Foods, which includes Frito-Lay North America (FLNA), Quaker Foods North America (QFNA) and all of our Latin American food and snack businesses (LAF);

2.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

3.	PepsiCo Europe (Europe), which includes all beverage, food and snack businesses in Europe and South Africa; and

4.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Our four business units comprise six reportable segments (also referred to as divisions), as follows:

•	FLNA,

•	QFNA,

•	LAF,

•	PAB,

•	Europe, and

•	AMEA.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/14	6/15/13	6/14/14	6/15/13
Net Revenue
FLNA	$3,387	$3,332	$6,606	$6,455
QFNA	564	577	1,198	1,211
LAF	2,122	2,116	3,460	3,483
PAB	5,281	5,260	9,707	9,680
Europe	3,657	3,653	5,618	5,595
AMEA	1,883	1,869	2,928	2,964
	$16,894	$16,807	$29,517	$29,388

	12 Weeks Ended		24 Weeks Ended
	6/14/14	6/15/13	6/14/14	6/15/13
Operating Profit
FLNA	$937	$906	$1,799	$1,734
QFNA	139	133	299	313
LAF	323	318	555	534
PAB	868	882	1,297	1,447
Europe	451	425	603	513
AMEA	381	524	575	708
Total division	3,099	3,188	5,128	5,249
Corporate Unallocated
Mark-to-market net gains/(losses)	31	(39)	65	(55)
Restructuring and impairment charges	(8)	(1)	(5)	(2)
Venezuela currency devaluation	—	—	—	(124)
Other	(226)	(279)	(485)	(541)
	$2,896	$2,869	$4,703	$4,527

Total assets of each division are as follows:

	Total Assets
	6/14/14	12/28/13
FLNA	$5,476	$5,308
QFNA	1,017	983
LAF	5,167	4,829
PAB	31,152	30,350
Europe	18,819	18,702
AMEA	6,124	5,754
Total division	67,755	65,926
Corporate (a)	12,678	11,552
	$80,433	$77,478

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and certain pension and tax assets.
Note 2 - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The provisions of the new guidance will be effective as of the beginning of our 2017 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.
In July 2013, the FASB issued new accounting guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance were effective as of the beginning of our 2014 fiscal year and did not have a material impact on our financial statements.
In December 2011, the FASB issued new disclosure requirements that were intended to enhance current disclosures on offsetting financial assets and liabilities. The disclosures required an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the disclosure requirements were effective as of the beginning of our 2014 fiscal year. Accordingly, we included enhanced footnote disclosure in Note 10.
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
In the 12 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $77 million ($55 million after-tax or $0.04 per share) in conjunction with the 2014 Productivity Plan. In the 24 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $173 million ($128 million after-tax or $0.08 per share) in conjunction with the 2014 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. The majority of the restructuring accrual at June 14, 2014 is expected to be paid by the end of 2014.
A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended	24 Weeks Ended
	6/14/14	6/14/14
FLNA	$12	$24
QFNA	—	2
LAF	5	6
PAB	33	115
Europe	13	15
AMEA	7	9
Corporate	7	2
	$77	$173
A summary of our 2014 Productivity Plan activity in 2014 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2013	$30	$—	$1	$31
2014 restructuring charges	66	52	55	173
Cash payments	(16)	—	(53)	(69)
Non-cash charges	(6)	(52)	—	(58)
Liability as of June 14, 2014	$74	$—	$3	$77
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

In the 12 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $15 million ($14 million after-tax or $0.01 per share) in conjunction with our 2012 Productivity Plan. In the 24 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $17 million ($17 million after-tax or $0.01 per share) in conjunction with our 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. Substantially all of the restructuring accrual at June 14, 2014 is expected to be paid by the end of 2014.

In the 12 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $19 million ($15 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan. In the 24 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $30 million ($23 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses.
A summary of our 2012 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/14	6/15/13	6/14/14	6/15/13
FLNA	$1	$2	$2	$4
QFNA	—	1	—	—
LAF (a)	—	1	(5)	5
PAB	3	5	7	5
Europe	10	8	8	12
AMEA	—	1	2	2
Corporate	1	1	3	2
	$15	$19	$17	$30
(a) Income amount represents adjustments of previously recorded amounts.
A summary of our 2012 Productivity Plan activity in 2014 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2013	$68	$—	$17	$85
2014 restructuring charges	10	4	3	17
Cash payments	(27)	—	(16)	(43)
Non-cash charges	(5)	(4)	2	(7)
Liability as of June 14, 2014	$46	$—	$6	$52

Note 4 - Intangible Assets

A summary of our amortizable intangible assets, net is as follows:

	6/14/14			12/28/13
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$905	$(90)	$815	$910	$(83)	$827
Reacquired franchise rights	107	(92)	15	108	(86)	22
Brands	1,397	(1,009)	388	1,400	(996)	404
Other identifiable intangibles	680	(313)	367	686	(301)	385
	$3,089	$(1,504)	$1,585	$3,104	$(1,466)	$1,638

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/28/13		6/14/14
FLNA
Goodwill	$305	$(3)	$302
Brands	29	(1)	28
	334	(4)	330

QFNA
Goodwill	175	—	175

LAF
Goodwill	660	11	671
Brands	206	6	212
	866	17	883

PAB
Goodwill	9,943	(6)	9,937
Reacquired franchise rights	7,281	(24)	7,257
Acquired franchise rights	1,551	1	1,552
Brands	146	3	149
	18,921	(26)	18,895

Europe
Goodwill	5,027	(176)	4,851
Reacquired franchise rights	760	(28)	732
Acquired franchise rights	230	(3)	227
Brands	4,071	(156)	3,915
	10,088	(363)	9,725

AMEA
Goodwill	503	18	521
Brands	127	6	133
	630	24	654

Total goodwill	16,613	(156)	16,457
Total reacquired franchise rights	8,041	(52)	7,989
Total acquired franchise rights	1,781	(2)	1,779
Total brands	4,579	(142)	4,437
	$31,014	$(352)	$30,662

Note 5 - Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	6/14/14	12/28/13
Balance, beginning of year	$1,268	$2,425
Additions for tax positions related to the current year	153	238
Additions for tax positions from prior years	19	273
Reductions for tax positions from prior years	(12)	(327)
Settlement payments	(62)	(1,306)
Statute of limitations expiration	(34)	(30)
Translation and other	(5)	(5)
Balance, end of period	$1,327	$1,268
Note 6 - Stock-Based Compensation

The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/14/14	6/15/13	6/14/14	6/15/13
Stock-based compensation expense	$68	$72	$140	$149
Restructuring and impairment benefits	—	—	(3)	—
Total	$68	$72	$137	$149
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/14/14	6/15/13
Expected life	6 years	6 years
Risk free interest rate	1.8%	1.0%
Expected volatility (a)	16%	17%
Expected dividend yield	2.9%	2.7%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

For the 12 weeks ended June 14, 2014 and June 15, 2013, our grants of stock options, restricted stock units (RSUs) and PepsiCo equity performance units (PEPUnits) were nominal.
The following table summarizes awards granted under the terms of our 2007 Long-Term Incentive Plan:

	24 Weeks Ended
	6/14/14		6/15/13
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	3.0	$79.75	2.5	$75.75
RSUs	4.2	$79.76	3.9	$75.75
PEPUnits	0.4	$79.75	0.4	$75.75

(a)	In millions.

Note 7 - Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/14/14	6/15/13	6/14/14	6/15/13	6/14/14	6/15/13
	U.S.		International
Service cost	$90	$108	$24	$27	$8	$11
Interest cost	134	122	33	30	14	12
Expected return on plan assets	(181)	(190)	(44)	(40)	(6)	(6)
Amortization of prior service cost/(credit)	4	5	—	1	(5)	(5)
Amortization of net losses/(gains)	41	66	13	16	(1)	—
	88	111	26	34	10	12
Settlement loss	—	—	—	1	—	—
Special termination benefits	—	2	—	—	1	—
Total expense	$88	$113	$26	$35	$11	$12

	24 Weeks Ended
	Pension				Retiree Medical
	6/14/14	6/15/13	6/14/14	6/15/13	6/14/14	6/15/13
	U.S.		International
Service cost	$181	$216	$43	$49	$16	$21
Interest cost	268	243	57	52	28	25
Expected return on plan assets	(362)	(380)	(76)	(70)	(12)	(12)
Amortization of prior service cost/(credit)	9	9	—	1	(10)	(10)
Amortization of net losses/(gains)	81	133	22	29	(2)	—
	177	221	46	61	20	24
Settlement loss	—	—	—	1	—	—
Special termination benefits	8	3	—	—	1	—
Total expense	$185	$224	$46	$62	$21	$24

During the second quarter of 2014, we made discretionary contributions of $19 million to our international pension plans. During the first quarter of 2013, we made discretionary contributions of $13 million to our international pension plans.

Note 8 - Debt Obligations

In the first quarter of 2014, we issued:

•	$750 million of 0.950% senior notes maturing in February 2017; and

•	$1.250 billion of 3.600% senior notes maturing in March 2024.
In the second quarter of 2014, we issued:

•	€500 million of 1.750% senior notes maturing in April 2021; and

•	€500 million of 2.625% senior notes maturing in April 2026.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
Also in the first quarter of 2014, $1.7 billion of senior notes matured and were paid.
In the second quarter of 2014, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 9, 2019. Subsequent to the end of the second quarter, we increased commitments under this agreement. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7725 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in the second quarter of 2014, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 8, 2015. Subsequent to the end of the second quarter, we increased commitments under this agreement. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7725 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $2.925 billion five-year credit agreement dated as of June 10, 2013 and our $2.925 billion 364-Day credit agreement dated as of June 10, 2013. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 14, 2014, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of June 14, 2014, we had $4.3 billion of commercial paper outstanding.

Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/14/14	6/15/13	6/14/14	6/15/13
	Reclassifications from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$(5)	$1	$(11)	$4	Cost of sales
Interest rate derivatives	9	(18)	14	33	Interest expense
Commodity contracts	7	8	19	14	Cost of sales
Commodity contracts	—	1	(1)	—	Selling, general and administrative expenses
Net losses/(gains) before tax	11	(8)	21	51
Tax amounts	(5)	2	(9)	(19)
Net losses/(gains) after tax	$6	$(6)	$12	$32

Amortization of pension and retiree medical items:
Net prior service cost (a)	$—	$1	$—	$—
Net actuarial losses (a)	53	83	101	163
Net losses before tax	53	84	101	163
Tax amounts	(17)	(27)	(33)	(54)
Net losses after tax	$36	$57	$68	$109

Total net losses reclassified for the period, net of tax	$42	$51	$80	$141

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).
Note 10 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange risks and currency restrictions; and

•	interest rates.
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging strategies. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies. Our global purchasing programs include fixed-price purchase orders and pricing agreements.

Derivatives
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

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $334 million as of June 14, 2014 and $506 million as of June 15, 2013.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $816 million as of June 14, 2014 and $988 million as of June 15, 2013.
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
Our foreign currency derivatives had a total face value of $2.5 billion as of June 14, 2014 and $3.0 billion as of June 15, 2013. During the next 12 months, we expect to reclassify net losses of $11 million related to foreign currency derivative contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Ineffectiveness was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
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
The notional amounts of the interest rate derivative instruments outstanding as of June 14, 2014 and June 15, 2013 were $9.3 billion and $7.7 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $21 million related to these hedges from accumulated other comprehensive loss into net income.
As of June 14, 2014, approximately 33% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to 31% as of December 28, 2013.
Available-for-Sale Securities
Investments in debt and equity marketable securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in marketable debt securities as of June 14, 2014 were not material. Unrealized gains on our investments in marketable equity securities were $133 million and $83 million as of June 14, 2014 and June 15, 2013, respectively.

Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges for the 12 and 24 weeks ended June 14, 2014 and June 15, 2013.

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 14, 2014 and June 15, 2013 are categorized as follows:

	2014		2013
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$148	$—	$95	$—
Debt securities (c)	6,286	—	—	—
	$6,434	$—	$95	$—
Short-term investments – index funds (d)	$191	$—	$172	$—
Prepaid forward contracts (e)	$25	$—	$39	$—
Deferred compensation (f)	$—	$506	$—	$489
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$167	$—	$224	$1
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$12	$30	$28	$5
Interest rate (g)	36	22	—	6
Commodity (i)	2	15	3	38
	$50	$67	$31	$49
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$7	$6	$16	$26
Interest rate (g)	69	89	98	124
Commodity (i)	15	35	6	71
	$91	$130	$120	$221
Total derivatives at fair value (j)	$308	$197	$375	$271
Total	$6,958	$703	$681	$760

(a)
Unless otherwise noted, financial assets are classified on our condensed consolidated balance sheet within prepaid expenses and other current assets and other assets. Financial liabilities are classified on our condensed consolidated balance sheet within accounts payable and other current liabilities and other liabilities. Unless specifically indicated, all financial assets and liabilities are categorized as Level 2 assets or liabilities.

(b)	Based on the price of common stock. Categorized as a Level 1 asset.

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of June 14, 2014, $2.8 billion and $3.5 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of the Company’s available-for-sale debt securities have contractual maturities of one year or less.

(d)	Based on the price of index funds. Categorized as a Level 1 asset.

(e)	Based primarily on the price of our common stock.

(f)
Based on the fair value of investments corresponding to employees’ investment elections. As of June 14, 2014, all balances are categorized as Level 2 liabilities. As of June 15, 2013, $7 million are categorized as Level 1 liabilities and the remaining balances are categorized as Level 2 liabilities.

(g)
Based on LIBOR forward rates and recently reported market transactions of spot and forward rates. As of June 14, 2014 and June 15, 2013, amounts related to non-designated instruments are presented as a net liability on our condensed consolidated balance sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our condensed consolidated balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the condensed consolidated balance sheet as of June 14, 2014 and June 15, 2013 were immaterial. Collateral received against any of our asset positions was immaterial.

The fair value of our debt obligations as of June 14, 2014 was $34 billion, based upon prices of similar instruments in the marketplace.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/14/14	6/15/13	6/14/14	6/15/13	6/14/14	6/15/13
Foreign exchange	$16	$5	$30	$(5)	$(5)	$1
Interest rate	(5)	24	10	(18)	9	(18)
Commodity	(2)	38	1	18	7	9
Total	$9	$67	$41	$(5)	$11	$(8)

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	(Gains)/Losses Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/14/14	6/15/13	6/14/14	6/15/13	6/14/14	6/15/13
Foreign exchange	$(1)	$5	$12	$(33)	$(11)	$4
Interest rate	(4)	51	5	12	14	33
Commodity	(11)	49	8	39	18	14
Total	$(16)	$105	$25	$18	$21	$51

(a)
Foreign exchange derivative gains/losses are primarily included in selling, general and administrative expenses. Interest rate derivative gains/losses are primarily from fair value hedges and are included in interest expense. These gains/losses are substantially offset by increases/decreases in the value of the underlying debt, which are also included in interest expense. Commodity derivative gains/losses are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

(b)
Foreign exchange derivative gains/losses are primarily included in cost of sales. Interest rate derivative gains/losses are included in interest expense. Commodity derivative gains/losses are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/14/14		6/15/13
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$1,978		$2,010
Preferred shares:
Dividends	—		(1)
Redemption premium	(2)		(2)
Net income available for PepsiCo common shareholders	$1,976	1,515	$2,007	1,548
Basic net income attributable to PepsiCo per common share	$1.30		$1.30
Net income available for PepsiCo common shareholders	$1,976	1,515	$2,007	1,548
Dilutive securities:
Stock options, RSUs, and PEPUnits (b)	—	16	—	18
Employee stock ownership plan (ESOP) convertible preferred stock	2	1	3	1
Diluted	$1,978	1,532	$2,010	1,567
Diluted net income attributable to PepsiCo per common share	$1.29		$1.28

	24 Weeks Ended
	6/14/14		6/15/13
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$3,194		$3,085
Preferred shares:
Dividends	—		(1)
Redemption premium	(3)		(4)
Net income available for PepsiCo common shareholders	$3,191	1,519	$3,080	1,546
Basic net income attributable to PepsiCo per common share	$2.10		$1.99
Net income available for PepsiCo common shareholders	$3,191	1,519	$3,080	1,546
Dilutive securities:
Stock options, RSUs, and PEPUnits (b)	—	16	—	18
ESOP convertible preferred stock	3	1	5	1
Diluted	$3,194	1,536	$3,085	1,565
Diluted net income attributable to PepsiCo per common share	$2.08		$1.97

(a)	Weighted-average common shares outstanding (in millions).

(b)
For the 12 weeks in 2014 and 2013, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options during the period. For the 24 weeks, options to purchase 0.1 million shares in 2014 and 1.3 million shares in 2013 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $82.25 in 2014 and $75.69 in 2013.

Note 12 - Divestitures
Suntory Holdings Limited
During our second quarter of 2013, as part of the refranchising of our beverage business in Vietnam, we completed a transaction with Suntory Holdings Limited. Under the terms of the agreement, we sold a controlling interest in our Vietnam bottling operations. The alliance serves as the franchise bottler for both companies. In the 12 and 24 weeks ended June 15, 2013, we recorded a pre- and after-tax gain of $137 million (or $0.09 per share) associated with this transaction.

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
Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
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

Our Business Risks

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “objectives,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in the legal and regulatory environment; imposition of new taxes, disagreements with tax authorities or additional tax liabilities; PepsiCo’s ability to compete effectively; PepsiCo’s ability to grow its business in developing and emerging markets or unstable political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are sold; unfavorable economic conditions in the countries in which PepsiCo operates; increased costs, disruption of supply or shortages of raw materials and other supplies; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; disruption of PepsiCo’s supply chain; damage to PepsiCo’s reputation; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; PepsiCo’s ability to hire or retain key employees or a highly skilled and diverse workforce; trade consolidation or the loss of any key customer; any downgrade or potential downgrade of PepsiCo’s credit ratings; PepsiCo’s ability to protect its information systems against a cybersecurity incident; PepsiCo’s ability to build and sustain proper information technology infrastructure, successfully implement its ongoing business transformation initiative or share services for certain functions effectively; fluctuations or other changes in exchange rates; climate change, or legal, regulatory or market measures to address climate change; failure to successfully negotiate collective bargaining agreements or strikes or work stoppages; any infringement of or challenge to PepsiCo’s intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo’s common stock and financial performance including those described in “Risk Factors” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 24 weeks ended June 14, 2014, our operations outside of the U.S., which reflect the months of January through May, generated 47% of our net revenue, with Russia, Mexico, Canada, the United Kingdom and Brazil comprising approximately 22% of our net revenue. As a result, we are exposed to foreign currency risks and unstable economic and political conditions and civil unrest in certain of the markets in which we operate. Events involving Russia, Ukraine and the Middle East and currency fluctuations in markets such as Venezuela (discussed further below), Argentina and Turkey continue to result in challenging operating environments in these markets. We continue to monitor the economic and operating environment in these markets closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our future results. In the 12 weeks ended June 14, 2014, unfavorable foreign currency decreased net revenue growth by 3 percentage points, primarily due to depreciation of the Russian ruble, the Mexican peso, the Brazilian real, the Canadian dollar, the Argentine peso and the Turkish lira, partially offset by appreciation in the euro and the British pound. In the 24 weeks ended June 14, 2014, unfavorable foreign currency decreased net revenue growth by 3 percentage points, primarily due to depreciation of the Russian ruble, the Brazilian real, the Canadian dollar, the Mexican peso, the Argentine peso and the Turkish lira, partially offset by appreciation in the euro and the British pound. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.
The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar.
In the 24 weeks in 2014 and 2013, a substantial number of our Venezuelan transactions included items which are categorized as essential goods at the fixed exchange rate of 6.3 bolivars per U.S. dollar through the government-operated National Center of Foreign Commerce (CENCOEX) (“fixed exchange rate”), formerly the Foreign Exchange Administration Board (CADIVI). The Venezuelan government has continued to release funding of U.S. dollars at the fixed exchange rate for our eligible transactions. In February 2013, the Venezuelan government devalued the bolivar by resetting the fixed exchange rate from 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar, resulting in an after-tax net charge of $111 million in the first quarter of 2013 (see “Items Affecting Comparability”). In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD) to include additional items, including foreign investments. In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD 2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars for any purpose. As of June 14, 2014, the SICAD exchange rate was 10.00 bolivars per U.S. dollar and the SICAD 2 exchange rate was 49.98 bolivars per U.S. dollar. As we believe the fixed exchange rate of 6.3 bolivars per U.S. dollar remains legally available to us, we intend to continue to remeasure the net monetary assets of our Venezuelan entities at this rate.
At June 14, 2014, we had pending requests with an agency of the Venezuelan government for remittance of dividends at the fixed exchange rate. These requests pertain to years from 2006 to 2012. We are unable to predict the likelihood of Venezuelan government approvals of these requests or, if approved, the estimated time for remittance.
In the 24 weeks ended June 14, 2014, our results of operations in Venezuela, which reflect the months of January through May, generated 2% of our net revenue and 4% of our operating profit. In the 24 weeks ended June 15, 2013, our operations in Venezuela generated 1% of our net revenue and 2% of our operating profit. In the year ended December 28, 2013, our operations in Venezuela generated 1% of our net revenue and 2% of our operating profit. The devaluation charge of $111 million did not have a material impact on the results of our operations for the full year. As of June 14, 2014, our operations in Venezuela comprised 8% of our cash and cash equivalents balance. Our bolivar-denominated net monetary assets in Venezuela, which primarily include cash and cash equivalents, approximated $470 million at June 14, 2014. We continue to evaluate available options to obtain U.S. dollars to meet our operational needs in Venezuela.
We believe that significant uncertainty remains regarding the nature of transactions that will flow through CENCOEX, SICAD or SICAD 2, and whether a converged mechanism will emerge, as well as how these mechanisms will operate in the future and the availability of U.S. dollars under each. We continue to monitor developments closely and may determine in the future that rates other than the fixed exchange rate are appropriate for remeasurement of the net monetary assets of our Venezuelan entities. If the exchange rates were to range between 10 and 50 bolivars per U.S. dollar, we would expect the potential after-tax net charge of remeasuring our Venezuela businesses to be approximately $170 million to $410 million. Such a charge, if recognized, would be reflected in “Items Affecting Comparability.” Further devaluation of the bolivar below the fixed exchange rate could adversely affect our financial position, including any potential impairment of non-monetary assets, which primarily include equity investments, intangible assets, inventory and property, plant and equipment, and results of operations, both for any period in which we determine to remeasure using another rate and on a going forward basis following any such remeasurement.
In 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. We continue to evaluate various business actions to mitigate any potential adverse impact on our financial results; however, we do not expect the impact to be material to our consolidated results or financial position.
In light of events involving Russia and Ukraine, we continue to monitor the economic and operating environment in these countries closely. In each of the 24 week periods ended June 14, 2014 and June 15, 2013, 7% of our total net revenue was generated by our operations in Russia, reflecting the months of January through May. As of June 14, 2014, our long-lived assets in Russia were $7.5 billion. Our operations in Ukraine are not significant to our consolidated results or financial position.
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of June 14, 2014 and June 15, 2013. Cautionary statements included in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended		24 Weeks Ended
	6/14/14	6/15/13	6/14/14	6/15/13
Operating profit
Mark-to-market net gains/(losses)	$31	$(39)	$65	$(55)
Merger and integration charges	$—	$1	$—	$—
Restructuring and impairment charges	$(92)	$(19)	$(190)	$(30)
Venezuela currency devaluation	$—	$—	$—	$(111)
Net income attributable to PepsiCo
Mark-to-market net gains/(losses)	$20	$(26)	$41	$(37)
Merger and integration charges	$—	$1	$—	$—
Restructuring and impairment charges	$(69)	$(15)	$(145)	$(23)
Venezuela currency devaluation	$—	$—	$—	$(111)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains/(losses)	$0.01	$(0.02)	$0.03	$(0.02)
Merger and integration charges	$—	$—	$—	$—
Restructuring and impairment charges	$(0.04)	$(0.01)	$(0.09)	$(0.01)
Venezuela currency devaluation	$—	$—	$—	$(0.07)

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
In the 12 weeks ended June 14, 2014, we recognized $31 million ($20 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses. In the 24 weeks ended June 14, 2014, we recognized $65 million ($41 million after-tax or $0.03 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.
In the 12 weeks ended June 15, 2013, we recognized $39 million ($26 million after-tax or $0.02 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 24 weeks ended June 15, 2013, we recognized $55 million ($37 million after-tax or $0.02 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
Merger and Integration Charges
In the 12 weeks ended June 15, 2013, we recorded income for merger and integration of $1 million ($1 million after-tax with a nominal amount per share) in the Europe segment related to our acquisition of Wimm-Bill-Dann Foods OJSC (WBD), representing adjustments of previously recorded amounts. In the 24 weeks ended June 15, 2013, merger and integration charges were nominal.
Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In the 12 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $77 million ($55 million after tax or $0.04 per share) in conjunction with the 2014 Productivity Plan, including $12 million recorded in the FLNA segment, $5 million recorded in the LAF segment, $33 million recorded in the PAB segment, $13 million recorded in the Europe segment, $7 million recorded in the AMEA segment and $7 million recorded in corporate unallocated expenses. In the 24 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $173 million ($128 million after tax or $0.08 per share) in conjunction with the 2014 Productivity Plan, including $24 million recorded in the FLNA segment, $2 million recorded in the QFNA segment, $6 million recorded in the LAF segment, $115 million recorded in the PAB segment, $15 million recorded in the Europe segment, $9 million recorded in the AMEA segment and $2 million recorded in corporate unallocated expenses.
We expect to incur pre-tax charges of approximately $990 million, $53 million of which was reflected in our 2013 results, $173 million of which was reflected in our results through the second quarter of 2014, with approximately $215 million of additional charges during the remainder of 2014 and the balance of which will be reflected in our 2015 through 2018 results. These charges totaling $990 million will consist of approximately $550 million of severance and other employee-related costs; approximately $250 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $190 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $75 million through the second quarter of 2014 (including $6 million reflected in pension and retiree medical plan contributions on the Condensed Consolidated Statement of Cash Flows), with approximately $190 million of additional cash expenditures expected in the remainder of 2014 and the balance of approximately $440 million of related cash expenditures expected in 2015 through 2018. See Note 3 to our condensed consolidated financial statements.
2012 Multi-Year Productivity Plan
In the 12 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $15 million ($14 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan, including $1 million recorded in the FLNA segment, $3 million recorded in the PAB segment, $10 million recorded in the Europe segment and $1 million recorded in corporate unallocated expenses. In the 24 weeks ended June 14, 2014, we incurred restructuring and impairment charges of $17 million ($17 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan, including $2 million recorded in the FLNA segment, $7 million recorded in the PAB segment, $8 million recorded in the Europe segment, $2 million recorded in the AMEA segment and $3 million recorded in corporate unallocated expenses, partially offset by income of $5 million recorded in the LAF segment representing adjustments of previously recorded amounts.
In the 12 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $19 million ($15 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan, including $2 million recorded in the FLNA segment, $1 million recorded in the QFNA segment, $1 million recorded in the LAF segment, $5 million recorded in the PAB segment, $8 million recorded in the Europe segment, $1 million recorded in the AMEA segment and $1 million recorded in corporate unallocated expenses. In the 24 weeks ended June 15, 2013, we incurred restructuring and impairment charges of $30 million ($23 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan, including $4 million recorded in the FLNA segment, $5 million recorded in the LAF segment, $5 million recorded in the PAB segment, $12 million recorded in the Europe segment, $2 million recorded in the AMEA segment and $2 million recorded in corporate unallocated expenses.
We expect to incur pre-tax charges of approximately $910 million, $383 million of which was reflected in our 2011 results, $279 million of which was reflected in our 2012 results, $110 million of which was reflected in our 2013 results, $17 million of which was reflected through our second quarter 2014 results, with approximately $60 million of additional charges during the remainder of 2014 and the balance of which will be reflected in our 2015 results. These charges will consist of approximately $560 million of severance and other employee-related costs; approximately $270 million for other costs, including consulting-related costs and the termination of leases and other contracts; and approximately $80 million for asset impairments (all non-cash) resulting from plant closures and related actions. These charges resulted in cash expenditures of $30 million in 2011, $343 million in 2012, $133 million in 2013, $43 million through our second quarter 2014 results, with approximately $70 million of additional cash expenditures expected through the remainder of 2014, and the balance of approximately $85 million expected in 2015. See Note 3 to our condensed consolidated financial statements.
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

Non-GAAP Measures
Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our ongoing performance and reflect how management evaluates our operational results and trends. These measures are not, and should not be viewed as, substitutes for GAAP reporting measures. See also “Organic Revenue Growth” and “Free Cash Flow.”
Volume
Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 and 24 weeks ended June 14, 2014, total servings increased 1%. For the 12 and 24 weeks ended June 15, 2013, total servings increased 4%. Servings growth in 2013 reflects an adjustment to the base year (2012) for divestitures that occurred in 2012.
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

Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/14/14	6/15/13	Change	6/14/14	6/15/13	Change
Total net revenue	$16,894	$16,807	0.5%	$29,517	$29,388	—%
Operating profit
FLNA	$937	$906	3%	$1,799	$1,734	4%
QFNA	139	133	4%	299	313	(4.5)%
LAF	323	318	2%	555	534	4%
PAB	868	882	(2)%	1,297	1,447	(10)%
Europe	451	425	6%	603	513	18%
AMEA	381	524	(27)%	575	708	(19)%
Corporate Unallocated
Mark-to-market net gains/(losses)	31	(39)		65	(55)
Restructuring and impairment charges	(8)	(1)		(5)	(2)
Venezuela currency devaluation	—	—		—	(124)
Other	(226)	(279)		(485)	(541)
	(203)	(319)	(36)%	(425)	(722)	(41)%
Total operating profit	$2,896	$2,869	1%	$4,703	$4,527	4%

Total operating profit margin	17.1%	17.1%	—	15.9%	15.4%	0.5
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
On a reported basis, total operating profit increased 1% and operating margin was even with the prior year. Operating profit growth was primarily driven by effective net pricing, planned cost reductions across a number of expense categories and volume growth, partially offset by certain operating cost increases, including strategic initiatives related to capacity and capability, and higher commodity costs. The impact of lapping the gain from structural changes due to the beverage refranchising in our Vietnam business in the prior year reduced operating profit by nearly 5 percentage points (see Note 12 to our condensed consolidated financial statements). This gain was partially offset by incremental investments into our business in the prior year, primarily in the Europe, LAF and QFNA segments and in corporate unallocated expenses, which collectively increased 2014 operating profit growth by nearly 2 percentage points. Net commodity inflation reduced operating profit growth by 3 percentage points, primarily attributable to inflation in the Europe and LAF segments, partially offset by deflation in the PAB, FLNA and QFNA segments. Other corporate unallocated expenses decreased 19%, reflecting decreased pension expense and the lapping of incremental investments into our business in the prior year. Items affecting comparability (see “Items Affecting Comparability”) had a slight negative impact on both total operating profit growth and total operating margin.

24 Weeks
On a reported basis, total operating profit increased 4% and operating margin increased 0.5 percentage points. Operating profit growth was primarily driven by effective net pricing, planned cost reductions across a number of expense categories and volume growth, partially offset by certain operating cost increases, including strategic initiatives related to capacity and capability, and higher commodity costs. Net commodity inflation reduced operating profit growth by 4.5 percentage points, primarily attributable to inflation in the Europe and LAF segments, partially offset by deflation in the FLNA and PAB segments. The impact of lapping the gain from structural changes due to the beverage refranchising in our Vietnam business in the prior year reduced operating profit by 3 percentage points. This gain was partially offset by incremental investments into our business in the prior year, primarily in the Europe, LAF and QFNA segments and in corporate unallocated expenses, which collectively increased 2014 operating profit growth by 1 percentage point. Other corporate unallocated expenses decreased 10%, primarily reflecting decreased pension expense. Items affecting comparability (see “Items Affecting Comparability”) positively contributed nearly 2 percentage points to total operating profit growth and 0.2 percentage points to total operating margin.
Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/14/14	6/15/13	Change	6/14/14		6/15/13		Change
Interest expense, net	$(191)	$(190)	$(1)	$(382)		$(377)		$(5)
Tax rate	26.5%	24.4%		25.6%		25.0%
Net income attributable to PepsiCo	$1,978	$2,010	(2)%	$3,194		$3,085		3.5%
Net income attributable to PepsiCo per common share - diluted	$1.29	$1.28	1%	$2.08		$1.97		5.5%
Mark-to-market net (gains)/losses	(0.01)	0.02		(0.03)		0.02
Merger and integration charges	—	—		—		—
Restructuring and impairment charges	0.04	0.01		0.09		0.01
Venezuela currency devaluation	—	—		—		0.07
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.32	$1.31	1%	$2.15	(b)	$2.08	(b)	3%
Impact of foreign exchange translation			2					2.5
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			3%					6%
(a)   See “Non-GAAP Measures.”
(b)   Does not sum due to rounding.
12 Weeks
Net interest expense increased $1 million, reflecting higher average debt balances.
The reported tax rate increased 2.1 percentage points, primarily due to lapping the prior year impact of the favorable resolution of certain tax matters in the quarter and income mix shift. This increase was partially offset by the current year benefit from the resolution with the IRS in the fourth quarter of 2013 of audits for taxable years 2003 through 2009.
Net income attributable to PepsiCo decreased 2% and net income attributable to PepsiCo per common share increased 1%. Items affecting comparability (see “Items Affecting Comparability”) negatively contributed 0.5 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.

24 Weeks
Net interest expense increased $5 million, reflecting lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by lower interest rates on our debt.
The reported tax rate increased 0.6 percentage points, primarily due to lapping the prior year impact of the favorable resolution of certain tax matters and income mix shift in the current year. This increase was partially offset by the current year benefit from the resolution with the IRS in the fourth quarter of 2013 of audits for taxable years 2003 through 2009 and lapping the impact of the 2013 Venezuela currency devaluation.
Net income attributable to PepsiCo increased 3.5% and net income attributable to PepsiCo per common share increased 5.5%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 2 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
6/14/14	$3,387	$564	$2,122	$5,281	$3,657	$1,883	$16,894
6/15/13	$3,332	$577	$2,116	$5,260	$3,653	$1,869	$16,807
% Impact of:
Volume (a)	2%	(1)%	(3)%	—%	—%	5%	0.5%
Effective net pricing (b)	—	(1)	11	1	5	2	3
Foreign exchange translation	(1)	(1)	(8)	(1)	(4.5)	(5)	(3)
Acquisitions and divestitures	—	—	—	—	—	(2)	—
Reported Growth (c)	2%	(2)%	—%	—%	—%	1%	0.5%

Net Revenue
24 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
6/14/14	$6,606	$1,198	$3,460	$9,707	$5,618	$2,928	$29,517
6/15/13	$6,455	$1,211	$3,483	$9,680	$5,595	$2,964	$29,388
% Impact of:
Volume (a)	2%	—%	(3)%	—%	1%	4%	1%
Effective net pricing (b)	1	(0.5)	11	1	4.5	2	3
Foreign exchange translation	(1)	(1)	(9)	(1)	(5)	(5)	(3)
Acquisitions and divestitures	—	—	—	—	—	(3)	—
Reported Growth (c)	2%	(1)%	(1)%	—%	—%	(1)%	—%

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

12 Weeks Ended 6/14/14	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	2%	(2)%	—%	—%	—%	1%	0.5%
% Impact of:
Foreign exchange translation	1	1	8	1	4.5	5	3
Acquisitions and divestitures	—	—	—	—	—	2	—
Organic Growth (a)	2%	(1)%	8%	1%	5%	7%	4%

24 Weeks Ended 6/14/14	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	2%	(1)%	(1)%	—%	—%	(1)%	—%
% Impact of:
Foreign exchange translation	1	1	9	1	5	5	3
Acquisitions and divestitures	—	—	—	—	—	3	—
Organic Growth (a)	3%	—%	9%	1%	5%	6%	4%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/14/14	6/15/13	Change		6/14/14	6/15/13	Change
Net revenue	$3,387	$3,332	2		$6,606	$6,455	2
Impact of foreign exchange translation			1				1
Net revenue growth, on a constant currency basis (a)			2	(b)			3

Operating profit	$937	$906	3		$1,799	$1,734	4
Restructuring and impairment charges	13	2			26	4
Operating profit excluding above item (a)	$950	$908	5		$1,825	$1,738	5
Impact of foreign exchange translation			0.5				1
Operating profit growth excluding above item, on a constant currency basis (a)			5	(b)			5.5	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue grew 2% and volume grew 2.5%. Net revenue growth was primarily driven by the volume growth, which reflects high-single-digit growth in trademark Doritos and double-digit growth in variety packs and our Sabra joint venture products. These increases were partially offset by a double-digit decline in trademark SunChips.
Operating profit grew 3%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, primarily cooking oil, which increased operating profit growth by 3 percentage points. Operating profit also benefited by 1 percentage point from a favorable actuarial adjustment reflecting improved safety performance. These impacts were partially offset by certain operating cost increases including strategic initiatives.

24 Weeks
Net revenue grew 2% and volume grew 3%. Net revenue growth was primarily driven by the volume growth, which reflects mid-single-digit growth in trademark Doritos and dips, high-single-digit growth in variety packs and double-digit growth in our Sabra joint venture products. These increases were partially offset by a double-digit decline in trademark SunChips.
Operating profit grew 4%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, primarily cooking oil, which increased operating profit growth by 2 percentage points. Operating profit also benefited by 1 percentage point from a favorable actuarial adjustment reflecting improved safety performance. These impacts were partially offset by certain operating cost increases including strategic initiatives and higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/14/14	6/15/13	Change	6/14/14	6/15/13	Change
Net revenue	$564	$577	(2)	$1,198	$1,211	(1)
Impact of foreign exchange translation			1			1
Net revenue growth, on a constant currency basis (a)			(1)			—

Operating profit	$139	$133	4	$299	$313	(4.5)
Restructuring and impairment charges	—	1		2	—
Operating profit excluding above item (a)	$139	$134	4	$301	$313	(4)
Impact of foreign exchange translation			1			1
Operating profit growth excluding above item, on a constant currency basis (a)			5			(3)
(a) See “Non-GAAP Measures.”

12 Weeks
Net revenue declined 2% and volume was flat. The net revenue decline reflects unfavorable net pricing and foreign exchange, partially offset by favorable product mix. The volume performance was driven by mid-single-digit declines in ready-to-eat cereals and Aunt Jemima syrup and mix, partially offset by mid-single-digit growth in Oatmeal and double-digit growth in Müller Quaker Dairy (MQD) products.
Operating profit increased 4%, driven by planned cost reductions across a number of expense categories and improvement in our share of the operating results of our MQD joint venture, which reflected start-up costs in the prior year. Additionally, the lapping of incremental investments into our business in the prior year and lower commodity costs in the current year each contributed 3 percentage points to operating profit growth. These increases were partially offset by the unfavorable net pricing and certain operating cost increases.

24 Weeks
Net revenue declined 1% and volume increased 1%. The net revenue decline reflects unfavorable net pricing and foreign exchange, partially offset by favorable product mix and the volume growth. The volume growth primarily reflects mid-single-digit growth in Oatmeal and double-digit growth in MQD products, partially offset by low-single-digit declines in ready-to-eat cereals and Aunt Jemima syrup and mix.
Operating profit declined 4.5%, primarily driven by the unfavorable net pricing, certain operating cost increases and the impact of disruptions in oat supplies during the first quarter of 2014. These impacts were partially offset by planned cost reductions across a number of expense categories and an improvement in our share of the operating results of our MQD joint venture, which reflected start-up costs in the prior year.

Latin America Foods

	12 Weeks Ended		%	24 Weeks Ended		%
	6/14/14	6/15/13	Change	6/14/14	6/15/13	Change
Net revenue	$2,122	$2,116	—	$3,460	$3,483	(1)
Impact of foreign exchange translation			8			9
Net revenue growth, on a constant currency basis (a)			8			9	(b)

Operating profit	$323	$318	2	$555	$534	4
Restructuring and impairment charges	5	1		1	5
Operating profit excluding above item (a)	$328	$319	3	$556	$539	3
Impact of foreign exchange translation			6			8
Operating profit growth excluding above item, on a constant currency basis (a)			9			11
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue was even with the prior year, primarily reflecting favorable effective net pricing, including the impact of inflation-based pricing in Venezuela, offset by volume declines and unfavorable foreign exchange, which reduced net revenue growth by 8 percentage points.
Volume declined 2%, reflecting a mid-single-digit decline in Mexico due to a tax on certain packaged foods, which became effective during the first quarter of 2014, and a low-single-digit decline in Brazil.
Operating profit increased 2%, reflecting the favorable effective net pricing and planned cost reductions across a number of expense categories, as well as the lapping of incremental investments into our business in the prior year, which contributed 2 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases including strategic initiatives, as well as higher commodity costs, primarily reflecting potato and packaging inflation in Venezuela, which reduced operating profit growth by 21 percentage points, as well as the volume declines. Unfavorable foreign exchange reduced operating profit growth by 6 percentage points.

24 Weeks
Net revenue declined 1%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 9 percentage points, and volume declines, partially offset by favorable effective net pricing, including the impact of inflation-based pricing in Venezuela.
Volume declined 2.5%, reflecting a mid-single-digit decline in Mexico due to a tax on certain packaged foods, which became effective during the first quarter of 2014, partially offset by broad-based increases, including a low-single-digit increase in Brazil.
Operating profit increased 4%, reflecting the effective net pricing and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases including strategic initiatives, as well as higher commodity costs, primarily reflecting potato and packaging inflation in Venezuela, which reduced operating profit growth by 20 percentage points, as well as the volume declines. Unfavorable foreign exchange reduced operating profit growth by 8 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%	24 Weeks Ended		%
	6/14/14	6/15/13	Change	6/14/14	6/15/13	Change
Net revenue	$5,281	$5,260	—	$9,707	$9,680	—
Impact of foreign exchange translation			1			1
Net revenue growth, on a constant currency basis (a)			1			1

Operating profit	$868	$882	(2)	$1,297	$1,447	(10)
Restructuring and impairment charges	36	5		122	5
Venezuela currency devaluation	—	—		—	(13)
Operating profit excluding above items (a)	$904	$887	2	$1,419	$1,439	(1)
Impact of foreign exchange translation			2			2
Operating profit growth excluding above items, on a constant currency basis (a)			4			1
(a) See “Non-GAAP Measures.”

12 Weeks
Net revenue was even with the prior year, primarily reflecting favorable effective net pricing, offset by unfavorable foreign exchange, which reduced net revenue growth by 1 percentage point.
Volume increased 1%, which included a one-half-percentage-point contribution from certain of our bottler’s brands relating to our new joint venture in Chile. Latin America volume increased 5%, primarily reflecting a double-digit increase in Brazil and a low-single-digit increase in Mexico, partially offset by mid-single-digit decreases in Argentina and Venezuela. Latin America volume growth also included 2 percentage points from certain of our bottler’s brands in Chile. North America volume declined nearly 1%, driven by a 2% decline in CSD volumes, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflects a mid-single-digit increase in Gatorade sports drinks and a low-single-digit increase in our overall water portfolio, partially offset by a double-digit decline in our juice and juice drinks portfolio.
Reported operating profit decreased 2%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 2%. This increase primarily reflects the favorable effective net pricing, including the impact of inflation-based pricing in Venezuela, planned cost reductions across a number of expense categories, as well as lower commodity costs, which positively impacted reported operating profit performance by nearly 6 percentage points. These impacts were partially offset by certain operating cost increases, as well as the timing of settlements of promotional spending accruals in the current year, which negatively impacted reported operating profit performance by over 2 percentage points. Unfavorable foreign exchange negatively impacted reported operating profit performance by 2 percentage points.
24 Weeks
Net revenue was even with the prior year, primarily reflecting favorable effective net pricing, offset by unfavorable foreign exchange, which reduced net revenue growth by 1 percentage point.
Volume increased 0.5%, which included a slight contribution from certain of our bottler’s brands relating to the new joint venture in Chile. Latin America volume increased 3%, primarily reflecting a high-single-digit increase in Brazil, partially offset by low-single-digit decreases in Argentina, as well as in Mexico, driven by the tax on sugar-sweetened beverages which became effective during the first quarter of 2014. Latin America volume growth also included 1 percentage point from certain of our bottler’s brands in Chile. North America volume declined slightly, driven by a 1% decline in CSD volumes, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected mid-single-digit increases in Gatorade sports drinks and our overall water portfolio, partially offset by a high-single-digit decline in our juice and juice drinks portfolio.
Reported operating profit decreased 10%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 1%. This decrease primarily reflects certain operating cost increases, partially offset by the favorable effective net pricing, including the impact of inflation-based pricing in Venezuela, and planned cost reductions across a number of expense categories. Lower commodity costs also positively impacted reported operating profit performance by almost 3 percentage points and unfavorable foreign exchange negatively impacted reported operating profit performance by 2 percentage points.

Europe

	12 Weeks Ended		%		24 Weeks Ended		%
	6/14/14	6/15/13	Change		6/14/14	6/15/13	Change
Net revenue	$3,657	$3,653	—		$5,618	$5,595	—
Impact of foreign exchange translation			4.5				5
Net revenue growth, on a constant currency basis (a)			5	(b)			5

Operating profit	$451	$425	6		$603	$513	18
Merger and integration charges	—	(1)			—	—
Restructuring and impairment charges	23	8			23	12
Operating profit excluding above items (a)	$474	$432	10		$626	$525	19
Impact of foreign exchange translation			0.5				1
Operating profit growth excluding above items, on a constant currency basis (a)			10	(b)			20
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue was even with the prior year, primarily reflecting effective net pricing offset by unfavorable foreign exchange, which reduced net revenue growth by 4.5 percentage points.
Snacks volume grew 1%, primarily reflecting double-digit growth in South Africa and mid-single-digit growth in Turkey, partially offset by low-single-digit declines in Russia, the United Kingdom and the Netherlands.
Beverage volume grew 1%, primarily reflecting high-single-digit growth in the United Kingdom and double-digit growth in France, partially offset by a high-single-digit decline in Russia, a low-single-digit decline in Turkey and a slight decline in Germany.
Operating profit grew 6%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories, as well as the lapping of incremental investments into our business in the prior year, which contributed 4 percentage points to operating profit growth. These impacts were partially offset by higher commodity costs, primarily milk, which reduced operating profit growth by 23 percentage points, as well as certain operating cost increases including strategic initiatives. Additionally, the items affecting comparability in the above table (see “Items Affecting Comparability”) reduced operating profit growth by 4 percentage points.

24 Weeks
Net revenue was even with the prior year, primarily reflecting effective net pricing and volume growth offset by unfavorable foreign exchange, which reduced net revenue growth by 5 percentage points.
Snacks volume grew 2%, primarily reflecting high-single-digit growth in South Africa and mid-single-digit growth in Turkey, partially offset by a low-single-digit decline in the United Kingdom and a mid-single-digit decline in the Netherlands. Additionally, Russia experienced slight growth.
Beverage volume grew 1.5%, primarily reflecting high-single-digit growth in the United Kingdom, double-digit growth in France and low-single-digit growth in Germany, partially offset by a mid-single-digit decline in Russia and a low-single-digit decline in Turkey.
Operating profit grew 18%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories. The impact of a one-time gain associated with the sale of agricultural assets in Russia during the first quarter of 2014 and the lapping of incremental investments into our business in the prior year contributed 6 percentage points and 3 percentage points, respectively, to operating profit growth. In addition, the lapping of a pricing adjustment for certain commodity purchases in the prior year contributed 2 percentage points to operating profit growth. These impacts were partially offset by higher commodity costs, primarily milk, which reduced operating profit growth by 32 percentage points, as well as certain operating cost increases including strategic initiatives.

Asia, Middle East & Africa

	12 Weeks Ended		%		24 Weeks Ended		%
	6/14/14	6/15/13	Change		6/14/14	6/15/13	Change
Net revenue	$1,883	$1,869	1		$2,928	$2,964	(1)
Impact of foreign exchange translation			5				5
Net revenue growth, on a constant currency basis (a)			5	(b)			3.5	(b)

Operating profit	$381	$524	(27)		$575	$708	(19)
Restructuring and impairment charges	7	1			11	2
Operating profit excluding above item (a)	$388	$525	(26)		$586	$710	(18)
Impact of foreign exchange translation			2				2
Operating profit growth excluding above item, on a constant currency basis (a)			(24)				(15)	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue grew 1%, reflecting volume growth and favorable effective net pricing, partially offset by the impact of the prior year refranchising of our Vietnam beverage business, which negatively impacted net revenue growth by 2 percentage points. Unfavorable foreign exchange reduced net revenue growth by 5 percentage points.

Snacks volume grew 7%, reflecting double-digit growth in China and high-single-digit growth in Pakistan. Additionally, Australia and the Middle East both experienced mid-single-digit growth and Thailand and India each experienced low-single-digit growth.
Beverage volume grew 2%, driven by double-digit growth in the Philippines and low-single-digit growth in the Middle East, partially offset by a high-single-digit decline in China. Additionally, volume for India and Pakistan was flat.
Operating profit declined 27%, primarily as a result of lapping the structural changes associated with the prior year refranchising of our Vietnam beverage business, which negatively impacted operating performance by 27 percentage points and primarily reflected a one-time gain of $137 million. Operating profit performance also reflected certain operating cost increases, including strategic initiatives, which were partially offset by the net revenue growth and planned cost reductions across a number of expense categories. Unfavorable foreign exchange negatively impacted operating profit performance by 2 percentage points.

24 Weeks
Net revenue declined 1%, reflecting the impact of the prior year refranchising of our Vietnam beverage business, which negatively impacted net revenue performance by 3 percentage points. This impact was offset by volume growth and favorable effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 5 percentage points.
Snacks volume grew 6%, reflecting double-digit growth in China and Pakistan. Additionally, Australia and the Middle East each experienced mid-single-digit growth and Thailand and India both experienced low-single-digit growth.
Beverage volume grew 1%, driven by double-digit growth in the Philippines and low-single-digit growth in Pakistan, the Middle East and India, partially offset by a high-single-digit decline in China.
Operating profit declined 19%, primarily as a result of lapping the structural changes associated with the prior year refranchising of our Vietnam beverage business, which negatively impacted operating performance by 20 percentage points and primarily reflected a one-time gain of $137 million. Operating profit performance also reflected certain operating cost increases, including strategic initiatives, which were partially offset by the volume growth, effective net pricing and planned cost reductions across a number of expense categories. Unfavorable foreign exchange negatively impacted operating profit performance by 2 percentage points.
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
As of June 14, 2014, we had cash, cash equivalents and short-term investments of $10.2 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. For additional information on Venezuela, see “Our Business Risks” and “Items Affecting Comparability.”
Operating Activities
During the 24 weeks in 2014, net cash provided by operating activities was $2.7 billion, compared to $3.0 billion in the prior year period. The operating cash flow performance primarily reflects unfavorable working capital comparisons to the prior year, partially offset by the impact of lapping higher prior year net cash tax payments.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 24 weeks in 2014, net cash used for investing activities was $4.2 billion, primarily reflecting purchases of marketable debt securities of $3.5 billion, as well as net capital spending of $0.9 billion. See Note 10 to our condensed consolidated financial statements for further discussion of our marketable debt securities.
We expect 2014 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 24 weeks in 2014, net cash used for financing activities was $255 million, primarily reflecting the return of operating cash flow to our shareholders through share repurchases and dividend payments of $4.0 billion, largely offset by net proceeds from long-term debt borrowings of $1.7 billion, net proceeds from short-term borrowings of $1.5 billion and proceeds from exercises of stock options of $0.4 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 13, 2014, we announced a 15% increase in our annualized dividend to $2.62 per share from $2.27 per share, effective with the dividend paid in June 2014. We expect to return a total of $8.7 billion to shareholders in 2014 through share repurchases of approximately $5.0 billion and dividends of approximately $3.7 billion. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
Free Cash Flow
We focus on free cash flow as an important element in evaluating our performance. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Additionally, we consider certain items (included in the table below) in evaluating free cash flow. We believe investors should consider these items in evaluating our free cash flow results. Free cash flow excluding certain items is the primary measure we use to monitor cash flow performance. However, free cash flow and free cash flow excluding certain items are not measures provided by GAAP. Therefore, these measures are not, and should not be viewed as, substitutes for GAAP cash flow measures.

The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow excluding the impact of the items below.

	24 Weeks Ended
	6/14/14	6/15/13	% Change
Net cash provided by operating activities	$2,672	$3,015	(11)
Capital spending	(921)	(911)
Sales of property, plant and equipment	42	30
Free cash flow	1,793	2,134	(16)
Discretionary pension and retiree medical contributions	19	13
Merger and integration payments (after-tax)	—	15
Payments related to restructuring charges (after-tax)	117	71
Payments related to income tax settlements	—	102
Net capital investments related to restructuring plan	1	(4)
Payments for restructuring and other charges related to the transaction with Tingyi	—	18
Free cash flow excluding above items	$1,930	$2,349	(18)
Free cash flow is used primarily to repurchase shares and pay dividends. We expect to continue to return free cash flow to our shareholders through share repurchases and dividends while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. However, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as well as “Our Business Risks” above for certain factors that may impact credit ratings or our operating cash flows.
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
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 14, 2014, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 14, 2014 and June 15, 2013, and the related Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 14, 2014 and June 15, 2013. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
July 23, 2014

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 10 to our condensed consolidated financial statements. In addition, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
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
During our second fiscal quarter of 2014, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 22, 2014.

We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See “Item 1. Business – Regulatory Environment and Environmental Compliance.”, “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Item 1A. Risk Factors – Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our financial performance.”, “Item 1A. Risk Factors – Our financial performance could be adversely affected if we are unable to grow our business in emerging and developing markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are sold.” and “Item 1A. Risk Factors – Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business, financial condition and results of operations.” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

ITEM 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended June 14, 2014 under the $10.0 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and expires on June 30, 2016, is set forth in the table below. All such shares of common stock were repurchased pursuant to this authorization in open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

3/22/14				$7,115

3/23/14 - 4/19/14	4.9	$83.25	4.9	(411)
				6,704
4/20/14 - 5/17/14	3.5	$86.11	3.5	(301)
				6,403
5/18/14 - 6/14/14	3.5	$87.11	3.5	(301)
Total	11.9	$85.21	11.9	$6,102

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
The following table summarizes our convertible preferred share repurchases during the 12 weeks ended June 14, 2014.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/23/14 - 4/19/14	1,000	$424.39	N/A	N/A

4/20/14 - 5/17/14	1,000	$423.65	N/A	N/A

5/18/14 - 6/14/14	1,500	$432.83	N/A	N/A
Total	3,500	$427.80	N/A	N/A
ITEM 5. Other Information.

The Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates.  As previously disclosed, one of our foreign subsidiaries historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. In 2012, our foreign subsidiary took steps to close its office in Iran, including terminating all three of its employees, and the office has ceased all commercial activity since the enactment of ITRA. During our 2013 fiscal year, our foreign subsidiary continued the process of winding down its office in Iran pursuant to a general license from the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) until the expiration of such license in March 2013. In addition, the office of the foreign subsidiary had one local bank account, containing aggregate deposits of approximately $180, with a bank identified on the list of “Specially Designated Nationals” maintained by OFAC. During the second quarter of 2014, our foreign subsidiary received a license from OFAC authorizing it to engage in activities related to the winding down of the office in Iran and to close the bank account. Following receipt of this license, our foreign subsidiary restarted the process of winding down its office and closed the bank account.  The foreign subsidiary did not engage in any activities in Iran other than wind-down activities in the second quarter of 2014, or have any revenues or profits attributable to activities in Iran during the second quarter of 2014.
ITEM 6. Exhibits

See “Index to Exhibits” on page 52.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 23, 2014	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	July 23, 2014	/s/ Cynthia Nastanski
Cynthia Nastanski
Senior Vice President, Corporate Law and Deputy Corporate Secretary
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

Exhibit 4.1
Form of 1.750% Senior Notes due 2021, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

Exhibit 4.2
Form of 2.625% Senior Notes due 2026, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

Exhibit 10.1
PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 7, 2014, which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 21, 2014.

Exhibit 10.2
Five-Year Credit Agreement, dated as of June 9, 2014, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2014.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 24
Power of Attorney executed by Indra K. Nooyi, Hugh F. Johnston, Marie T. Gallagher, Shona L. Brown, George W. Buckley, Ian M. Cook, Dina Dublon, Rona A. Fairhead, Ray L. Hunt, Alberto Ibargüen, Sharon Percy Rockefeller, James J. Schiro, Lloyd G. Trotter, Daniel Vasella and Alberto Weisser, which is incorporated herein by reference to Exhibit 24 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2014.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.