Form 10-Q
period 2014-09-06
PEPSICO INC
filed 2014-10-09
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2014 (36 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of October 2, 2014 was 1,496,606,020.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Net Revenue	$17,218	$16,909	$46,735	$46,297
Cost of sales	7,995	7,946	21,520	21,678
Selling, general and administrative expenses	6,354	6,158	17,600	17,237
Amortization of intangible assets	22	25	65	75
Operating Profit	2,847	2,780	7,550	7,307
Interest expense	(215)	(220)	(625)	(642)
Interest income and other	23	17	51	62
Income before income taxes	2,655	2,577	6,976	6,727
Provision for income taxes	637	654	1,744	1,694
Net income	2,018	1,923	5,232	5,033
Less: Net income attributable to noncontrolling interests	10	10	30	35
Net Income Attributable to PepsiCo	$2,008	$1,913	$5,202	$4,998
Net Income Attributable to PepsiCo per Common Share
Basic	$1.33	$1.24	$3.43	$3.23
Diluted	$1.32	$1.23	$3.40	$3.20
Weighted-average common shares outstanding
Basic	1,507	1,542	1,515	1,545
Diluted	1,525	1,561	1,532	1,564
Cash dividends declared per common share	$0.655	$0.5675	$1.8775	$1.6725

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 9/6/2014			36 Weeks Ended 9/6/2014
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$2,018			$5,232
Other Comprehensive Loss
Currency translation adjustment	$(737)	$—	(737)	$(1,151)	$—	(1,151)
Cash flow hedges:
Reclassification of net losses to net income	109	(37)	72	130	(46)	84
Net derivative losses	(42)	16	(26)	(67)	23	(44)
Pension and retiree medical:
Reclassification of net losses to net income	55	(18)	37	156	(51)	105
Remeasurement of net liabilities and translation	(10)	5	(5)	(20)	8	(12)
Unrealized losses on securities	(13)	7	(6)	(2)	1	(1)
Total Other Comprehensive Loss	$(638)	$(27)	(665)	$(954)	$(65)	(1,019)
Comprehensive income			1,353			4,213
Comprehensive income attributable to noncontrolling interests			(10)			(30)
Comprehensive Income Attributable to PepsiCo			$1,343			$4,183

	12 Weeks Ended 9/7/2013			36 Weeks Ended 9/7/2013
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,923			$5,033
Other Comprehensive Loss
Currency translation adjustment	$(700)	$—	(700)	$(1,653)	$—	(1,653)
Cash flow hedges:
Reclassification of net losses to net income	21	(7)	14	72	(26)	46
Net derivative gains/(losses)	4	(4)	—	(14)	12	(2)
Pension and retiree medical:
Reclassification of net losses to net income	82	(29)	53	245	(83)	162
Remeasurement of net liabilities and translation	(9)	3	(6)	36	(10)	26
Unrealized gains on securities	9	(4)	5	28	(14)	14
Other	1	—	1	—	(16)	(16)
Total Other Comprehensive Loss	$(592)	$(41)	(633)	$(1,286)	$(137)	(1,423)
Comprehensive income			1,290			3,610
Comprehensive income attributable to noncontrolling interests			(9)			(32)
Comprehensive Income Attributable to PepsiCo			$1,281			$3,578

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	36 Weeks Ended
	9/6/2014	9/7/2013
Operating Activities
Net income	$5,232	$5,033
Depreciation and amortization	1,794	1,815
Stock-based compensation expense	207	219
Merger and integration charges	—	9
Cash payments for merger and integration charges	—	(21)
Restructuring and impairment charges	258	37
Cash payments for restructuring charges	(169)	(100)
Cash payments for restructuring and other charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	—	(26)
Non-cash foreign exchange loss related to Venezuela currency devaluation	—	111
Excess tax benefits from share-based payment arrangements	(86)	(94)
Pension and retiree medical plan expenses	368	462
Pension and retiree medical plan contributions	(196)	(208)
Deferred income taxes and other tax charges and credits	(8)	(66)
Change in accounts and notes receivable	(1,582)	(1,262)
Change in inventories	(481)	(337)
Change in prepaid expenses and other current assets	(18)	(156)
Change in accounts payable and other current liabilities	537	734
Change in income taxes payable	1,115	811
Other, net	(278)	(299)
Net Cash Provided by Operating Activities	6,693	6,662

Investing Activities
Capital spending	(1,540)	(1,497)
Sales of property, plant and equipment	60	51
Cash payments related to the transaction with Tingyi	—	(3)
Acquisitions and investments in noncontrolled affiliates	(81)	(82)
Divestitures	186	174
Short-term investments, by original maturity
More than three months – purchases	(5,423)	—
Three months or less, net	117	(8)
Other investing	3	(13)
Net Cash Used for Investing Activities	(6,678)	(1,378)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	36 Weeks Ended
	9/6/2014	9/7/2013
Financing Activities
Proceeds from issuances of long-term debt	$3,364	$4,185
Payments of long-term debt	(2,186)	(2,954)
Short-term borrowings, by original maturity
More than three months – proceeds	32	2
More than three months – payments	(10)	(476)
Three months or less, net	2,117	662
Cash dividends paid	(2,745)	(2,558)
Share repurchases – common	(3,207)	(2,041)
Share repurchases – preferred	(7)	(5)
Proceeds from exercises of stock options	561	991
Excess tax benefits from share-based payment arrangements	86	94
Acquisition of noncontrolling interests	—	(20)
Other financing	(32)	(15)
Net Cash Used for Financing Activities	(2,027)	(2,135)
Effect of exchange rate changes on cash and cash equivalents	(81)	(242)
Net (Decrease)/Increase in Cash and Cash Equivalents	(2,093)	2,907
Cash and Cash Equivalents, Beginning of Year	9,375	6,297
Cash and Cash Equivalents, End of Period	$7,282	$9,204

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	9/6/2014	12/28/2013
Assets
Current Assets
Cash and cash equivalents	$7,282	$9,375
Short-term investments	5,624	303
Accounts and notes receivable, less allowance: 9/14 - $154 and 12/13 - $145	8,376	6,954
Inventories
Raw materials	1,832	1,732
Work-in-process	261	168
Finished goods	1,691	1,509
	3,784	3,409
Prepaid expenses and other current assets	1,524	2,162
Total Current Assets	26,590	22,203
Property, Plant and Equipment	37,373	36,961
Accumulated Depreciation	(19,444)	(18,386)
	17,929	18,575
Amortizable Intangible Assets, net	1,549	1,638
Goodwill	16,225	16,613
Other Nonamortizable Intangible Assets	13,951	14,401
Nonamortizable Intangible Assets	30,176	31,014
Investments in Noncontrolled Affiliates	1,946	1,841
Other Assets	2,276	2,207
Total Assets	$80,466	$77,478

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	9/6/2014	12/28/2013
Liabilities and Equity
Current Liabilities
Short-term obligations	$9,253	$5,306
Accounts payable and other current liabilities	13,591	12,533
Total Current Liabilities	22,844	17,839
Long-Term Debt Obligations	23,489	24,333
Other Liabilities	5,076	4,931
Deferred Income Taxes	5,870	5,986
Total Liabilities	57,279	53,089
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(178)	(171)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,503 and 1,529 shares, respectively)	25	25
Capital in excess of par value	4,028	4,095
Retained earnings	48,764	46,420
Accumulated other comprehensive loss	(6,146)	(5,127)
Repurchased common stock, in excess of par value (363 and 337 shares, respectively)	(23,463)	(21,004)
Total PepsiCo Common Shareholders’ Equity	23,208	24,409
Noncontrolling Interests	116	110
Total Equity	23,187	24,389
Total Liabilities and Equity	$80,466	$77,478

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/6/2014		9/7/2013
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.6)	(171)	(0.6)	(164)
Redemptions	—	(7)	—	(5)
Balance, end of period	(0.6)	(178)	(0.6)	(169)
Common Stock
Balance, beginning of year	1,529	25	1,544	26
Repurchased common stock	(26)	—	(7)	—
Balance, end of period	1,503	25	1,537	26
Capital in Excess of Par Value
Balance, beginning of year		4,095		4,178
Stock-based compensation expense		207		219
Stock option exercises and restricted stock units (RSUs) converted (a)		(200)		(266)
Withholding tax on RSUs converted		(89)		(77)
Other		15		(14)
Balance, end of period		4,028		4,040
Retained Earnings
Balance, beginning of year		46,420		43,158
Net income attributable to PepsiCo		5,202		4,998
Cash dividends declared – common		(2,839)		(2,583)
Cash dividends declared – RSUs		(19)		(19)
Balance, end of period		48,764		45,554
Accumulated Other Comprehensive Loss
Balance, beginning of year		(5,127)		(5,487)
Currency translation adjustment		(1,151)		(1,650)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		84		46
Net derivative losses		(44)		(2)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		105		162
Remeasurement of net liabilities and translation		(12)		26
Unrealized (losses)/gains on securities, net of tax		(1)		14
Other		—		(16)
Balance, end of period		(6,146)		(6,907)
Repurchased Common Stock
Balance, beginning of year	(337)	(21,004)	(322)	(19,458)
Share repurchases	(38)	(3,264)	(27)	(2,125)
Stock option exercises	10	643	18	1,146
Other	2	162	2	138
Balance, end of period	(363)	(23,463)	(329)	(20,299)
Total PepsiCo Common Shareholders’ Equity		23,208		22,414
Noncontrolling Interests
Balance, beginning of year		110		105
Net income attributable to noncontrolling interests		30		35
Distributions to noncontrolling interests		(23)		(15)
Currency translation adjustment		—		(3)
Acquisitions and divestitures		—		(6)
Other, net		(1)		—
Balance, end of period		116		116
Total Equity		$23,187		$22,402

(a)	Includes total tax benefits of $45 million in 2014 and $32 million in 2013.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation

When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries.
Our Condensed Consolidated Balance Sheet as of September 6, 2014, Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 6, 2014 and September 7, 2013, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 6, 2014 and September 7, 2013 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 6, 2014 and September 7, 2013 are not necessarily indicative of the results expected for the full year.
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

Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1.	Frito-Lay North America (FLNA);

2.	Quaker Foods North America (QFNA);

3.	Latin American Foods (LAF), which includes all of our food and snack businesses in Latin America;

4.	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

5.	PepsiCo Europe (Europe), which includes all beverage, food and snack businesses in Europe and South Africa; and

6.	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in AMEA, excluding South Africa.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Net Revenue
FLNA	$3,526	$3,424	$10,132	$9,879
QFNA	586	604	1,784	1,815
LAF	2,178	2,049	5,638	5,532
PAB	5,383	5,406	15,090	15,086
Europe	3,764	3,818	9,382	9,413
AMEA	1,781	1,608	4,709	4,572
	$17,218	$16,909	$46,735	$46,297

	12 Weeks Ended		36 Weeks Ended
	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Operating Profit
FLNA	$1,025	$977	$2,824	$2,711
QFNA	150	137	449	450
LAF	327	295	882	829
PAB	858	843	2,155	2,290
Europe	465	501	1,068	1,014
AMEA	309	295	884	1,003
Total division	3,134	3,048	8,262	8,297
Corporate Unallocated
Mark-to-market net (losses)/gains	(33)	(19)	32	(74)
Restructuring and impairment charges	(15)	1	(20)	(1)
Venezuela currency devaluation	—	—	—	(124)
Other	(239)	(250)	(724)	(791)
	$2,847	$2,780	$7,550	$7,307

Total assets of each division are as follows:

	Total Assets
	9/6/2014	12/28/2013
FLNA	$5,471	$5,308
QFNA	1,013	983
LAF	5,095	4,829
PAB	30,727	30,350
Europe	17,967	18,702
AMEA	6,123	5,754
Total division	66,396	65,926
Corporate (a)	14,070	11,552
	$80,466	$77,478

(a)	Corporate assets consist principally of cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and certain pension and tax assets.
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
Note 3 - Restructuring, Impairment and Integration Charges
2014 Multi-Year Productivity Plan
The multi-year productivity plan we publicly announced on February 13, 2014 (2014 Productivity Plan) includes the next generation of productivity initiatives that we believe will strengthen our food, snack and beverage businesses by: accelerating our investment in manufacturing automation; further optimizing our global manufacturing footprint, including closing certain manufacturing facilities; re-engineering our go-to-market systems in developed markets; expanding shared services; and implementing simplified organization structures to drive efficiency. The 2014 Productivity Plan is in addition to the productivity plan we began implementing in 2012 and is expected to continue the benefits of that plan.
In the 12 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $54 million ($39 million after-tax or $0.03 per share) in conjunction with the 2014 Productivity Plan. In the 36 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $227 million ($167 million after-tax or $0.11 per share) in conjunction with the 2014 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. The majority of the restructuring accrual at September 6, 2014 is expected to be paid by the end of 2014.
A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended	36 Weeks Ended
	9/6/2014	9/6/2014
FLNA	$9	$33
QFNA	—	2
LAF	8	14
PAB	16	131
Europe	7	22
AMEA	2	11
Corporate	12	14
	$54	$227
A summary of our 2014 Productivity Plan activity in 2014 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2013	$30	$—	$1	$31
2014 restructuring charges	85	62	80	227
Cash payments	(35)	—	(65)	(100)
Non-cash charges	(13)	(62)	(2)	(77)
Liability as of September 6, 2014	$67	$—	$14	$81
2012 Multi-Year Productivity Plan
The multi-year productivity plan we publicly announced on February 9, 2012 (2012 Productivity Plan) includes actions in every aspect of our business that we believe will strengthen our complementary food, snack and beverage businesses by: leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The 2012 Productivity Plan continues to enhance PepsiCo’s cost-competitiveness and provide a source of funding for future brand-building and innovation initiatives.

In the 12 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $14 million ($12 million after-tax or $0.01 per share) in conjunction with our 2012 Productivity Plan. In the 36 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $31 million ($29 million after-tax or $0.02 per share) in conjunction with our 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses. Substantially all of the restructuring accrual at September 6, 2014 is expected to be paid by the end of 2014.

In the 12 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $7 million ($6 million after-tax with a nominal amount per share) in conjunction with the 2012 Productivity Plan. In the 36 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $37 million ($29 million after-tax or $0.02 per share) in conjunction with the 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses.
A summary of our 2012 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2014	9/7/2013	9/6/2014	9/7/2013
FLNA	$—	$1	$2	$5
QFNA	—	—	—	—
LAF (a)	(2)	1	(7)	6
PAB	—	3	7	8
Europe	7	2	15	14
AMEA	6	1	8	3
Corporate (a)	3	(1)	6	1
	$14	$7	$31	$37
(a) Income amounts represent adjustments of previously recorded amounts.
A summary of our 2012 Productivity Plan activity in 2014 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 28, 2013	$68	$—	$17	$85
2014 restructuring charges	15	6	10	31
Cash payments	(46)	—	(23)	(69)
Non-cash charges	(5)	(6)	2	(9)
Liability as of September 6, 2014	$32	$—	$6	$38

Note 4 - Intangible Assets

A summary of our amortizable intangible assets, net is as follows:

	9/6/2014			12/28/2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$902	$(92)	$810	$910	$(83)	$827
Reacquired franchise rights	107	(93)	14	108	(86)	22
Brands	1,390	(1,014)	376	1,400	(996)	404
Other identifiable intangibles	665	(316)	349	686	(301)	385
	$3,064	$(1,515)	$1,549	$3,104	$(1,466)	$1,638

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/28/2013		9/6/2014
FLNA
Goodwill	$305	$(4)	$301
Brands	29	(1)	28
	334	(5)	329

QFNA
Goodwill	175	—	175

LAF
Goodwill	660	1	661
Brands	206	4	210
	866	5	871

PAB
Goodwill	9,943	(8)	9,935
Reacquired franchise rights	7,281	(26)	7,255
Acquired franchise rights	1,551	—	1,551
Brands	146	3	149
	18,921	(31)	18,890

Europe
Goodwill	5,027	(394)	4,633
Reacquired franchise rights	760	(65)	695
Acquired franchise rights	230	(11)	219
Brands (a)	4,071	(361)	3,710
	10,088	(831)	9,257

AMEA
Goodwill	503	17	520
Brands	127	7	134
	630	24	654

Total goodwill	16,613	(388)	16,225
Total reacquired franchise rights	8,041	(91)	7,950
Total acquired franchise rights	1,781	(11)	1,770
Total brands	4,579	(348)	4,231
	$31,014	$(838)	$30,176

(a)	In the 12 and 36 weeks ended September 6, 2014, we recorded an impairment charge of $23 million related to a brand in Greece.

Note 5 - Income Taxes

A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	9/6/2014	12/28/2013
Balance, beginning of year	$1,268	$2,425
Additions for tax positions related to the current year	205	238
Additions for tax positions from prior years	105	273
Reductions for tax positions from prior years	(42)	(327)
Settlement payments	(74)	(1,306)
Statute of limitations expiration	(36)	(30)
Translation and other	(9)	(5)
Balance, end of period	$1,417	$1,268
Note 6 - Stock-Based Compensation

The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Stock-based compensation expense	$67	$70	$207	$219
Restructuring and impairment benefits	(1)	—	(4)	—
Total	$66	$70	$203	$219
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/6/2014	9/7/2013
Expected life	6 years	6 years
Risk free interest rate	1.8%	1.0%
Expected volatility (a)	16%	17%
Expected dividend yield	2.9%	2.7%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

For the 12 weeks ended September 6, 2014 and September 7, 2013, our grants of stock options, RSUs and PepsiCo equity performance units (PEPUnits) were nominal.
The following table summarizes awards granted under the terms of our 2007 Long-Term Incentive Plan:

	36 Weeks Ended
	9/6/2014		9/7/2013
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	3.3	$80.67	2.7	$76.22
RSUs	4.2	$79.80	4.2	$76.35
PEPUnits	0.4	$79.75	0.4	$75.75

(a)	In millions.

Note 7 - Pension and Retiree Medical Benefits

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/6/2014	9/7/2013	9/6/2014	9/7/2013	9/6/2014	9/7/2013
	U.S.		International
Service cost	$91	$107	$24	$28	$8	$10
Interest cost	134	122	33	29	14	13
Expected return on plan assets	(181)	(190)	(44)	(39)	(6)	(6)
Amortization of prior service cost/(credit)	5	4	—	—	(5)	(6)
Amortization of net losses/(gains)	40	67	14	17	(2)	—
	89	110	27	35	9	11
Settlement loss	—	—	3	—	—	—
Special termination benefits	3	—	—	—	1	—
Total expense	$92	$110	$30	$35	$10	$11

	36 Weeks Ended
	Pension				Retiree Medical
	9/6/2014	9/7/2013	9/6/2014	9/7/2013	9/6/2014	9/7/2013
	U.S.		International
Service cost	$272	$323	$67	$77	$24	$31
Interest cost	402	365	90	81	42	38
Expected return on plan assets	(543)	(570)	(120)	(109)	(18)	(18)
Amortization of prior service cost/(credit)	14	13	—	1	(15)	(16)
Amortization of net losses/(gains)	121	200	36	46	(4)	—
	266	331	73	96	29	35
Settlement loss	—	—	3	1	—	—
Special termination benefits	11	3	—	—	2	—
Total expense	$277	$334	$76	$97	$31	$35

We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the second quarter of 2014, we made discretionary contributions of $19 million to our international pension plans. During the first quarter of 2013, we made discretionary contributions of $13 million to our international pension plans.

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
In the 36 weeks ended September 6, 2014, $2.2 billion of senior notes matured and were paid.
In the second quarter of 2014, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 9, 2019. In the third quarter of 2014, we increased commitments under this agreement. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7725 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
In addition, in the second quarter of 2014, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 8, 2015. In the third quarter of 2014, we increased commitments under this agreement. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7725 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $2.925 billion five-year credit agreement dated as of June 10, 2013 and our $2.925 billion 364-Day credit agreement dated as of June 10, 2013. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 6, 2014, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of September 6, 2014, we had $5.0 billion of commercial paper outstanding and $1.8 billion of non-cancelable purchase commitments. For further information on our long-term contractual commitments, see Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2013.

Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/6/2014	9/7/2013	9/6/2014	9/7/2013
	Reclassifications from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$5	$2	$(6)	$6	Cost of sales
Interest rate derivatives	98	8	112	41	Interest expense
Commodity contracts	5	12	24	26	Cost of sales
Commodity contracts	1	(1)	—	(1)	Selling, general and administrative expenses
Net losses before tax	109	21	130	72
Tax amounts	(37)	(7)	(46)	(26)
Net losses after tax	$72	$14	$84	$46

Amortization of pension and retiree medical items:
Net prior service credit (a)	$—	$(2)	$—	$(2)
Net actuarial losses (a)	55	84	156	247
Net losses before tax	55	82	156	245
Tax amounts	(18)	(29)	(51)	(83)
Net losses after tax	$37	$53	$105	$162

Total net losses reclassified for the period, net of tax	$109	$67	$189	$208

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).
Note 10 - Financial Instruments
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
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
For cash flow hedges, the effective portion of changes in fair value are deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not fully offset the change in the value of the underlying hedged item. If the derivative instrument related to a cash flow hedge is terminated or no longer qualifies for hedge accounting, we continue to defer the related gain or loss as part of accumulated other comprehensive loss until the underlying hedged item is recognized in net income. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss on the hedge in net income immediately.
We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in our income statement. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including reviewing netting agreements, if any, and a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk.
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price contracts and purchase orders, pricing agreements and derivatives. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for energy, agricultural products and metals. For those derivatives that qualify for hedge accounting treatment, any ineffectiveness is recorded immediately in corporate unallocated expenses. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $19 million related to these hedges from accumulated other comprehensive loss into net income. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $68 million as of September 6, 2014 and $512 million as of September 7, 2013.
Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $1.1 billion as of September 6, 2014 and $947 million as of September 7, 2013.
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
Our foreign currency derivatives had a total face value of $2.6 billion as of September 6, 2014 and $2.8 billion as of September 7, 2013. During the next 12 months, we expect to reclassify net losses of $3 million related to foreign currency derivative contracts that qualify for hedge accounting from accumulated other comprehensive loss into net income. Ineffectiveness was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no net material impact on earnings.
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
The notional amounts of the interest rate derivative instruments outstanding as of September 6, 2014 and September 7, 2013 were $9.3 billion and $7.1 billion, respectively. For those interest rate derivative instruments that qualify for cash flow hedge accounting, any ineffectiveness is recorded immediately. Ineffectiveness was not material for all periods presented. During the next 12 months, we expect to reclassify net losses of $20 million related to these hedges from accumulated other comprehensive loss into net income.
As of September 6, 2014, approximately 35% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to approximately 31% as of December 28, 2013.
Available-for-Sale Securities
Investments in debt and equity marketable securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in marketable debt securities as of September 6, 2014 were not material.

Unrealized gains on our investments in marketable equity securities were $121 million and $92 million as of September 6, 2014 and September 7, 2013, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges for the 12 and 36 weeks ended September 6, 2014 and September 7, 2013.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 6, 2014 and September 7, 2013 are categorized as follows:

	2014		2013
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$135	$—	$105	$—
Debt securities (c)	7,054	—	—	—
	$7,189	$—	$105	$—
Short-term investments – index funds (d)	$195	$—	$169	$—
Prepaid forward contracts (e)	$24	$—	$38	$—
Deferred compensation (f)	$—	$505	$—	$486
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$156	$—	$167	$5
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$16	$19	$33	$3
Interest rate (g)	19	44	3	—
Commodity (i)	—	7	6	36
	$35	$70	$42	$39
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$1	$16	$27	$12
Interest rate (g)	65	84	64	89
Commodity (i)	39	97	16	97
	$105	$197	$107	$198
Total derivatives at fair value (j)	$296	$267	$316	$242
Total	$7,704	$772	$628	$728

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of September 6, 2014, $1.7 billion and $5.4 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of the Company’s available-for-sale debt securities have contractual maturities of one year or less.

(d)	Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)
Based on LIBOR forward rates and recently reported market transactions of spot and forward rates. As of September 6, 2014 and September 7, 2013, amounts related to non-designated instruments are presented as a net liability on our condensed consolidated balance sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our condensed consolidated balance sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the condensed consolidated balance sheet as of September 6, 2014 and September 7, 2013 were immaterial. Collateral received against any of our asset positions was immaterial.

The fair value of our debt obligations as of September 6, 2014 was $34 billion, based upon prices of similar instruments in the marketplace.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/6/2014	9/7/2013	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Foreign exchange	$2	$(8)	$(6)	$(5)	$5	$2
Interest rate	10	53	39	(9)	98	8
Commodity	45	36	9	10	6	11
Total	$57	$81	$42	$(4)	$109	$21

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/6/2014	9/7/2013	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Foreign exchange	$1	$(3)	$6	$(38)	$(6)	$6
Interest rate	6	104	44	3	112	41
Commodity	34	85	17	49	24	25
Total	$41	$186	$67	$14	$130	$72

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

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/6/2014		9/7/2013
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$2,008		$1,913
Preferred shares:
Dividends	—		—
Redemption premium	(3)		—
Net income available for PepsiCo common shareholders	$2,005	1,507	$1,913	1,542
Basic net income attributable to PepsiCo per common share	$1.33		$1.24
Net income available for PepsiCo common shareholders	$2,005	1,507	$1,913	1,542
Dilutive securities:
Stock options, RSUs, PEPUnits and Other (b)	—	17	—	18
Employee stock ownership plan (ESOP) convertible preferred stock	3	1	—	1
Diluted	$2,008	1,525	$1,913	1,561
Diluted net income attributable to PepsiCo per common share	$1.32		$1.23

	36 Weeks Ended
	9/6/2014		9/7/2013
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$5,202		$4,998
Preferred shares:
Dividends	—		(1)
Redemption premium	(6)		(4)
Net income available for PepsiCo common shareholders	$5,196	1,515	$4,993	1,545
Basic net income attributable to PepsiCo per common share	$3.43		$3.23
Net income available for PepsiCo common shareholders	$5,196	1,515	$4,993	1,545
Dilutive securities:
Stock options, RSUs, PEPUnits and Other (b)	—	16	—	18
ESOP convertible preferred stock	6	1	5	1
Diluted	$5,202	1,532	$4,998	1,564
Diluted net income attributable to PepsiCo per common share	$3.40		$3.20

(a)	Weighted-average common shares outstanding (in millions).

(b)
For the 12 weeks in 2014 and 2013, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options during the period. For the 36 weeks, options to purchase 0.1 million shares in 2014 and 0.9 million shares in 2013 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $82.25 in 2014 and $75.69 in 2013.

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
In the 36 weeks ended September 6, 2014, our operations outside of the U.S. generated 48% of our net revenue, with Russia, Mexico, Canada, the United Kingdom and Brazil comprising approximately 23% of our net revenue. As a result, we are exposed to foreign currency risks and unstable economic and political conditions and civil unrest in certain of the markets in which we operate. Events involving Russia, Ukraine and the Middle East and currency fluctuations in markets such as Venezuela (discussed further below), Argentina and Turkey continue to result in challenging operating environments. We continue to monitor the economic, operating and political environment in these markets closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our future results. In the 12 weeks ended September 6,

2014, unfavorable foreign currency decreased net revenue growth by 1 percentage point, primarily due to depreciation of the Russian ruble, the Ukrainian hryvnia, the Argentine peso and the Turkish lira, partially offset by appreciation of the British pound. In the 36 weeks ended September 6, 2014, unfavorable foreign currency decreased net revenue growth by 2 percentage points, primarily due to depreciation of the Russian ruble, the Canadian dollar, the Argentine peso, the Brazilian real and the Turkish lira, partially offset by appreciation of the British pound. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.
The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar.
In the 36 weeks in 2014 and 2013, a substantial number of our Venezuelan transactions included items which are categorized as essential goods at the fixed exchange rate of 6.3 bolivars per U.S. dollar through the government-operated National Center of Foreign Commerce (CENCOEX) (“fixed exchange rate”), formerly the Foreign Exchange Administration Board (CADIVI). The Venezuelan government has continued to release funding of U.S. dollars at the fixed exchange rate for our eligible transactions. In February 2013, the Venezuelan government devalued the bolivar by resetting the fixed exchange rate from 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar, resulting in an after-tax net charge of $111 million in the first quarter of 2013 (see “Items Affecting Comparability”). In January 2014, the Venezuelan government announced the expansion of its auction-based foreign exchange system (SICAD) to include additional items, including foreign investments. In March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (SICAD 2) which permits all companies incorporated or domiciled in Venezuela to bid for U.S. dollars for any purpose. As of September 6, 2014, the SICAD exchange rate was 11.70 bolivars per U.S. dollar and the SICAD 2 exchange rate was 49.98 bolivars per U.S. dollar. As we believe the fixed exchange rate of 6.3 bolivars per U.S. dollar remains legally available to us, we intend to continue to remeasure the net monetary assets of our Venezuelan entities at this rate.
At September 6, 2014, we had pending requests with an agency of the Venezuelan government for remittance of dividends at the fixed exchange rate. These requests pertain to years from 2006 to 2012. We are unable to predict the likelihood of Venezuelan government approvals of these requests or, if approved, the estimated time for remittance.
In the 36 weeks ended September 6, 2014, our results of operations in Venezuela, which reflect the months of January through August, generated 2% of our net revenue and 4% of our operating profit. In the 36 weeks ended September 7, 2013, our operations in Venezuela generated 1% of our net revenue and 2% of our operating profit. In the year ended December 28, 2013, our operations in Venezuela generated 1% of our net revenue and 2% of our operating profit. The devaluation charge of $111 million did not have a material impact on the results of our operations for the full year. As of September 6, 2014, our operations in Venezuela comprised 10% of our cash and cash equivalents balance. Our bolivar-denominated net monetary assets in Venezuela, which primarily include cash and cash equivalents, approximated $505 million at September 6, 2014. We continue to evaluate available options to obtain U.S. dollars to meet our operational needs in Venezuela.
We believe that significant uncertainty remains regarding the nature of transactions that will flow through CENCOEX, SICAD or SICAD 2, and whether a converged mechanism will emerge, as well as how these mechanisms will operate in the future and the availability of U.S. dollars under each. We continue to monitor developments closely and may determine in the future that rates other than the fixed exchange rate are appropriate for remeasurement of the net monetary assets of our Venezuelan entities. If the exchange rates were to range between 10 and 50 bolivars per U.S. dollar, we would expect the potential after-tax net charge of remeasuring our Venezuela businesses to be approximately $190 million to $440 million. Such a charge, if recognized, would be reflected in “Items Affecting Comparability.” Further devaluation of the bolivar below the fixed exchange rate could adversely affect our financial position, including any potential impairment of non-monetary assets, which primarily include equity investments, intangible assets, inventory and property, plant and equipment, and results of operations, both for any period in which we determine to remeasure using another rate and on a going forward basis following any such remeasurement.

In 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. We do not expect the law to have a material impact on our consolidated results or financial position.
During the third quarter of 2014, Russia announced economic sanctions against the U.S. and other nations that include a ban on imports of certain ingredients and finished goods from specific countries. We do not anticipate the current sanctions to have a material impact on the results of our operations in Russia or our consolidated results or financial position and we will continue to monitor the economic, operating and political environment in Russia closely. In each of the 36 week periods ended September 6, 2014 and September 7, 2013, 7% of our total net revenue was generated by our operations in Russia. As of September 6, 2014, our long-lived assets in Russia were $7 billion. Our operations in Ukraine are not significant in relation to our consolidated results or financial position.
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of September 6, 2014 and September 7, 2013. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended		36 Weeks Ended
	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Operating profit
Mark-to-market net (losses)/gains	$(33)	$(19)	$32	$(74)
Merger and integration charges	$—	$(9)	$—	$(9)
Restructuring and impairment charges	$(68)	$(7)	$(258)	$(37)
Venezuela currency devaluation	$—	$—	$—	$(111)
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains	$(20)	$(10)	$21	$(47)
Merger and integration charges	$—	$(7)	$—	$(7)
Restructuring and impairment charges	$(51)	$(6)	$(196)	$(29)
Venezuela currency devaluation	$—	$—	$—	$(111)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains	$(0.01)	$(0.01)	$0.01	$(0.03)
Merger and integration charges	$—	$ ( — )	$—	$ ( — )
Restructuring and impairment charges	$(0.03)	$ ( — )	$(0.13)	$(0.02)
Venezuela currency devaluation	$—	$—	$—	$(0.07)
Mark-to-Market Net Impact
We centrally manage commodity derivatives on behalf of our divisions. These commodity derivatives include energy, agricultural products and metals. Certain of these commodity derivatives do not qualify for hedge accounting treatment and are marked to market each period with the resulting gains and losses recognized in corporate unallocated expenses, as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit. Therefore, the divisions realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in corporate unallocated expenses.
In the 12 weeks ended September 6, 2014, we recognized $33 million ($20 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 36 weeks ended September 6, 2014, we recognized $32 million ($21 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses.
In the 12 weeks ended September 7, 2013, we recognized $19 million ($10 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses. In the 36 weeks ended September 7, 2013, we recognized $74 million ($47 million after-tax or $0.03 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses.
Merger and Integration Charges
In the 12 and 36 weeks ended September 7, 2013, we recorded merger and integration charges of $9 million ($7 million after-tax with a nominal amount per share) related to our acquisition of Wimm-Bill-Dann Foods OJSC (WBD), all of which were recorded in the Europe segment.

Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In the 12 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $54 million ($39 million after-tax or $0.03 per share) in conjunction with the 2014 Productivity Plan, including $9 million recorded in the FLNA segment, $8 million recorded in the LAF segment, $16 million recorded in the PAB segment, $7 million recorded in the Europe segment, $2 million recorded in the AMEA segment and $12 million recorded in corporate unallocated expenses. In the 36 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $227 million ($167 million after-tax or $0.11 per share) in conjunction with the 2014 Productivity Plan, including $33 million recorded in the FLNA segment, $2 million recorded in the QFNA segment, $14 million recorded in the LAF segment, $131 million recorded in the PAB segment, $22 million recorded in the Europe segment, $11 million recorded in the AMEA segment and $14 million recorded in corporate unallocated expenses.
We expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures related to the 2014 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures (b)
2013	$53		$—
First quarter 2014	96		9
Second quarter 2014	77		66
Third quarter 2014	54		31
	280		106
Fourth quarter 2014 (expected)	130		115
2015 - 2019 (expected)	580		484
	$990	(a)	$705

(a)
This total charge will consist of approximately $550 million of severance and other employee-related costs, approximately $190 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $250 million for other costs, including consulting-related costs and costs related to the termination of leases and other contracts.

(b)	In the 36 weeks ended September 6, 2014, cash expenditures include $6 million reported on the Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.
See Note 3 to our condensed consolidated financial statements.
2012 Multi-Year Productivity Plan
In the 12 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $14 million ($12 million after-tax or $0.01 per share) in conjunction with the 2012 Productivity Plan, including $7 million recorded in the Europe segment, $6 million recorded in the AMEA segment, $3 million recorded in corporate unallocated expenses and income of $2 million recorded in the LAF segment representing adjustments of previously recorded amounts. In the 36 weeks ended September 6, 2014, we incurred restructuring and impairment charges of $31 million ($29 million after-tax or $0.02 per share) in conjunction with the 2012 Productivity Plan, including $2 million recorded in the FLNA segment, $7 million recorded in the PAB segment, $15 million recorded in the Europe segment, $8 million recorded in the AMEA segment, $6 million recorded in corporate unallocated expenses and income of $7 million recorded in the LAF segment representing adjustments of previously recorded amounts.
In the 12 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $7 million ($6 million after-tax or a nominal amount per share) in conjunction with the 2012 Productivity Plan, including

$1 million recorded in the FLNA segment, $1 million recorded in the LAF segment, $3 million recorded in the PAB segment, $2 million recorded in the Europe segment, $1 million recorded in the AMEA segment and income of $1 million recorded in corporate unallocated expenses representing adjustments of previously recorded amounts. In the 36 weeks ended September 7, 2013, we incurred restructuring and impairment charges of $37 million ($29 million after-tax or $0.02 per share) in conjunction with the 2012 Productivity Plan, including $5 million recorded in the FLNA segment, $6 million recorded in the LAF segment, $8 million recorded in the PAB segment, $14 million recorded in the Europe segment, $3 million recorded in the AMEA segment and $1 million recorded in corporate unallocated expenses.
We expect to incur pre-tax charges of approximately $910 million, of which approximately $704 million represents cash expenditures related to the 2012 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2011	$383		$30
2012	279		343
2013	110		133
First quarter 2014	2		21
Second quarter 2014	15		22
Third quarter 2014	14		26
	803		575
Fourth quarter 2014 (expected)	50		67
2015 (expected)	57		62
	$910	(a)	$704

(a)
This total charge will consist of approximately $560 million of severance and other employee-related costs, approximately $80 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $270 million for other costs, including consulting-related costs and costs related to the termination of leases and other contracts.

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
Volume
Since our divisions each use different measures of physical unit volume, a common servings metric is necessary to reflect our consolidated physical unit volume. For the 12 and 36 weeks ended September 6, 2014, total servings increased 1%. For the 12 and 36 weeks ended September 7, 2013, total servings increased 1% and 3%, respectively. Servings growth in 2013 reflects an adjustment to the base year (2012) for divestitures that occurred in 2012.
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

Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/6/2014	9/7/2013	Change	9/6/2014	9/7/2013	Change
Total net revenue	$17,218	$16,909	2%	$46,735	$46,297	1%
Operating profit
FLNA	$1,025	$977	5%	$2,824	$2,711	4%
QFNA	150	137	9%	449	450	—%
LAF	327	295	11%	882	829	6%
PAB	858	843	2%	2,155	2,290	(6)%
Europe	465	501	(7)%	1,068	1,014	5%
AMEA	309	295	5%	884	1,003	(12)%
Corporate Unallocated
Mark-to-market net (losses)/gains	(33)	(19)		32	(74)
Restructuring and impairment charges	(15)	1		(20)	(1)
Venezuela currency devaluation	—	—		—	(124)
Other	(239)	(250)		(724)	(791)
	(287)	(268)	7%	(712)	(990)	(28)%
Total operating profit	$2,847	$2,780	2%	$7,550	$7,307	3%

Total operating profit margin	16.5%	16.4%	0.1	16.2%	15.8%	0.4
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
On a reported basis, total operating profit increased 2% and operating margin increased 0.1 percentage points. Operating profit growth was primarily driven by effective net pricing and planned cost reductions across a number of expense categories, partially offset by certain operating cost increases, including strategic initiatives related to capacity and capability, and higher commodity costs. Net commodity inflation reduced operating profit growth by 2 percentage points, primarily attributable to inflation in the LAF and Europe segments, partially offset by deflation in the PAB and FLNA segments. Other corporate unallocated expenses decreased 4%, primarily reflecting decreased pension expense. Items affecting comparability (see “Items Affecting Comparability”) reduced total operating profit growth by 2 percentage points and total operating margin by 0.4 percentage points.

36 Weeks
On a reported basis, total operating profit increased 3% and operating margin increased 0.4 percentage points. Operating profit growth was primarily driven by effective net pricing, planned cost reductions across a number of expense categories and volume growth, partially offset by certain operating cost increases, including strategic initiatives related to capacity and capability, and higher commodity costs. Net commodity inflation reduced operating profit growth by 3.5 percentage points, primarily attributable to inflation in the Europe and LAF segments, partially offset by deflation in the PAB and FLNA segments. Other corporate unallocated expenses decreased 8%, primarily reflecting decreased pension expense. Items affecting comparability (see “Items Affecting Comparability”) had a slight positive impact on both total operating profit growth and total operating margin.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/6/2014	9/7/2013	Change	9/6/2014		9/7/2013	Change
Interest expense, net	$(192)	$(203)	$11	$(574)		$(580)	$6
Tax rate	24.0%	25.4%		25.0%		25.2%
Net income attributable to PepsiCo	$2,008	$1,913	5%	$5,202		$4,998	4%
Net income attributable to PepsiCo per common share - diluted	$1.32	$1.23	7%	$3.40		$3.20	6%
Mark-to-market net losses/(gains)	0.01	0.01		(0.01)		0.03
Merger and integration charges	—	—		—		—
Restructuring and impairment charges	0.03	—		0.13		0.02
Venezuela currency devaluation	—	—		—		0.07
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.36	$1.24	10%	$3.51	(b)	$3.32	6%
Impact of foreign exchange translation			1				2
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			11%				8%
(a)   See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net interest expense decreased $11 million, reflecting lower interest rates on our debt and higher interest income due to higher average cash balances.
The reported tax rate decreased 1.4 percentage points, primarily due to the favorable resolution of certain tax matters in the current year, as well as the current-year benefit from the resolution with the IRS in the fourth quarter of 2013 of audits for taxable years 2003 through 2009, partially offset by income mix shift.
Net income attributable to PepsiCo increased 5% and net income attributable to PepsiCo per common share increased 7%. Items affecting comparability (see “Items Affecting Comparability”) negatively contributed 2 percentage points to performance in both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.

36 Weeks
Net interest expense decreased $6 million, reflecting lower interest rates on our debt, partially offset by lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate decreased 0.2 percentage points, primarily due to the current year benefit from the resolution with the IRS in the fourth quarter of 2013 of audits for taxable years 2003 through 2009, the favorable resolution of certain tax matters in the current year, and lapping the impact of the 2013 Venezuela currency devaluation. The improvement in the reported tax rate was partially offset by income mix shift and lapping the prior-year impact of the favorable resolution of certain tax matters.
Net income attributable to PepsiCo increased 4% and net income attributable to PepsiCo per common share increased 6%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 0.5 percentage points to both net income attributable to PepsiCo growth and net income attributable to PepsiCo per common share growth.
Results of Operations – Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.
Furthermore, in the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries, and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions and divestitures,” except as otherwise noted, reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated joint ventures.

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
9/6/2014	$3,526	$586	$2,178	$5,383	$3,764	$1,781	$17,218
9/7/2013	$3,424	$604	$2,049	$5,406	$3,818	$1,608	$16,909
% Impact of:
Volume (a)	2%	(2)%	(3)%	(1)%	(1)%	8%	—%
Effective net pricing (b)	1	—	12	1	2	3	3
Foreign exchange translation	—	(0.5)	(3)	—	(3)	(1)	(1)
Acquisitions and divestitures	—	—	—	—	—	—	—
Reported Growth (c)	3%	(3)%	6%	—%	(1)%	11%	2%

Net Revenue
36 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
9/6/2014	$10,132	$1,784	$5,638	$15,090	$9,382	$4,709	$46,735
9/7/2013	$9,879	$1,815	$5,532	$15,086	$9,413	$4,572	$46,297
% Impact of:
Volume (a)	2%	—%	(3)%	—%	—%	6%	1%
Effective net pricing (b)	1	—	12	1	4	2.5	3
Foreign exchange translation	(0.5)	(1)	(7)	(1)	(4)	(3)	(2)
Acquisitions and divestitures	—	—	—	—	—	(2)	—
Reported Growth (c)	3%	(2)%	2%	—%	—%	3%	1%

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

12 Weeks Ended 9/6/2014	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3%	(3)%	6%	—%	(1)%	11%	2%
% Impact of:
Foreign exchange translation	—	0.5	3	—	3	1	1
Acquisitions and divestitures	—	—	—	—	—	—	—
Organic Growth (a)	3%	(2)%	9%	—%	1%	11%	3%

36 Weeks Ended 9/6/2014	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3%	(2)%	2%	—%	—%	3%	1%
% Impact of:
Foreign exchange translation	0.5	1	7	1	4	3	2
Acquisitions and divestitures	—	—	—	—	—	2	—
Organic Growth (a)	3%	(1)%	9%	1%	4%	8%	3.5%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/2014	9/7/2013	Change	9/6/2014	9/7/2013	Change
Net revenue	$3,526	$3,424	3	$10,132	$9,879	3
Impact of foreign exchange translation			—			0.5
Net revenue growth, on a constant currency basis (a)			3			3	(b)

Operating profit	$1,025	$977	5	$2,824	$2,711	4
Restructuring and impairment charges	9	1		35	5
Operating profit excluding above item (a)	$1,034	$978	6	$2,859	$2,716	5
Impact of foreign exchange translation			—			0.5
Operating profit growth excluding above item, on a constant currency basis (a)			6			6	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue grew 3% and volume grew 2%. Net revenue growth was primarily driven by the volume growth and effective net pricing. The volume growth reflected high-single-digit growth in trademark Doritos, low-single-digit growth in trademark Lay’s and double-digit growth in variety packs. These increases were partially offset by a double-digit decline in trademark SunChips and a mid-single-digit decline in trademark Tostitos.
Operating profit grew 5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, primarily cooking oil and corn, which increased operating profit growth by 3 percentage points. These impacts were partially offset by certain operating cost increases including strategic initiatives.

36 Weeks
Net revenue grew 3% and volume grew 2.5%. Net revenue growth was primarily driven by the volume growth and effective net pricing. The volume growth reflected mid-single-digit growth in trademark Doritos, high-single-digit growth in variety packs, double-digit growth in our Sabra joint venture products and low-single-digit growth in trademark Lay’s. These increases were partially offset by a double-digit decline in trademark SunChips.
Operating profit grew 4%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, primarily cooking oil and corn, which increased operating profit growth by 2 percentage points. These impacts were partially offset by certain operating cost increases including strategic initiatives.

Quaker Foods North America

	12 Weeks Ended		%		36 Weeks Ended		%
	9/6/2014	9/7/2013	Change		9/6/2014	9/7/2013	Change
Net revenue	$586	$604	(3)		$1,784	$1,815	(2)
Impact of foreign exchange translation			0.5				1
Net revenue growth, on a constant currency basis (a)			(2)	(b)			(1)

Operating profit	$150	$137	9		$449	$450	—
Restructuring and impairment charges	—	—			2	—
Operating profit excluding above item (a)	$150	$137	10		$451	$450	—
Impact of foreign exchange translation			—				1
Operating profit growth excluding above item, on a constant currency basis (a)			10				1
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue and volume each declined 3%. The net revenue performance reflected the volume decline and unfavorable net pricing. The volume performance was driven primarily by double-digit declines in Muller Quaker Dairy (MQD) products and a mid-single-digit decline in ready-to-eat cereals, partially offset by mid-single-digit growth in Oatmeal.
Operating profit increased 9%, reflecting a gain on the divestiture of a cereal business, which contributed 14 percentage points to operating profit growth, and improvement in our share of the operating results of our MQD joint venture, which reflected start-up costs in the prior year. Operating profit growth also reflected planned cost reductions across a number of expense categories and lower advertising and marketing expenses. These increases were partially offset by the net revenue performance and certain operating cost increases.

36 Weeks
Net revenue declined 2% and volume was even with the prior year. The net revenue performance primarily reflected unfavorable net pricing, partially offset by favorable product mix. Unfavorable foreign exchange negatively impacted net revenue performance by 1 percentage point. The volume performance reflects low-single-digit declines in ready-to-eat cereals and Aunt Jemima syrup and mix, offset by mid-single-digit growth in Oatmeal.
Operating profit was even with the prior year, primarily driven by the net revenue performance, certain operating cost increases and the impact of disruptions in oat supplies during the first quarter of 2014. These impacts were partially offset by planned cost reductions across a number of expense categories and an improvement in our share of the operating results of our MQD joint venture, which reflected start-up costs in the prior year. Additionally, the gain on the divestiture of a cereal business contributed 4 percentage points to operating profit performance.

Latin America Foods

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/2014	9/7/2013	Change	9/6/2014	9/7/2013	Change
Net revenue	$2,178	$2,049	6	$5,638	$5,532	2
Impact of foreign exchange translation			3			7
Net revenue growth, on a constant currency basis (a)			9			9

Operating profit	$327	$295	11	$882	$829	6
Restructuring and impairment charges	6	1		7	6
Operating profit excluding above item (a)	$333	$296	12	$889	$835	6
Impact of foreign exchange translation			3			6
Operating profit growth excluding above item, on a constant currency basis (a)			15			13	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue increased 6%, primarily reflecting favorable effective net pricing, including the impact of inflation-based pricing in Venezuela, partially offset by volume declines. Unfavorable foreign exchange reduced net revenue growth by 3 percentage points.
Volume declined 2.5%, reflecting a mid-single-digit decline in Brazil, as well as a low-single-digit decline in Mexico due to a tax on certain packaged foods which became effective during the first quarter of 2014.
Operating profit increased 11%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. Additionally, a sales tax benefit in Brazil contributed 2 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases including strategic initiatives, as well as higher commodity costs, led by Venezuela, primarily reflecting potato and packaging inflation, which reduced operating profit growth by 31 percentage points. Unfavorable foreign exchange reduced operating profit growth by 3 percentage points.

36 Weeks
Net revenue increased 2%, primarily reflecting favorable effective net pricing, including the impact of inflation-based pricing in Venezuela, partially offset by volume declines. Unfavorable foreign exchange reduced net revenue growth by 7 percentage points.
Volume declined 2.5%, reflecting a mid-single-digit decline in Mexico due to a tax on certain packaged foods which became effective during the first quarter of 2014. Additionally, Brazil experienced a low-single-digit decline.
Operating profit increased 6%, reflecting the net revenue growth and planned cost reductions across a number of expense categories. These impacts were partially offset by certain operating cost increases including strategic initiatives, as well as higher commodity costs, led by Venezuela, primarily reflecting potato and packaging inflation, which reduced operating profit growth by 24 percentage points. Unfavorable foreign exchange reduced operating profit growth by 6 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%	36 Weeks Ended		%
	9/6/2014	9/7/2013	Change	9/6/2014	9/7/2013	Change
Net revenue	$5,383	$5,406	—	$15,090	$15,086	—
Impact of foreign exchange translation			—			1
Net revenue growth, on a constant currency basis (a)			—			1

Operating profit	$858	$843	2	$2,155	$2,290	(6)
Restructuring and impairment charges	16	3		138	8
Venezuela currency devaluation	—	—		—	(13)
Operating profit excluding above items (a)	$874	$846	3	$2,293	$2,285	—
Impact of foreign exchange translation			1			2
Operating profit growth excluding above items, on a constant currency basis (a)			4			2
(a) See “Non-GAAP Measures.”

12 Weeks
Net revenue was even with the prior year. A slight negative impact from foreign exchange was offset by favorable effective net pricing.
Volume increased 1%, which included a contribution of nearly 1 percentage point from certain of our bottler’s brands relating to our new joint venture in Chile. Latin America volume increased 5%, primarily reflecting a mid-single-digit increase in Venezuela and a low-single-digit increase in Mexico, partially offset by a low-single-digit decline in Brazil. Latin America volume growth also included 2 percentage points from certain of our bottler’s brands in Chile. North America volume declined 1%, driven by a 1.5% decline in CSD volumes, partially offset by a slight increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a mid-single-digit increase in Lipton RTD teas and low-single-digit increases in Gatorade sports drinks and our overall water portfolio, partially offset by a high-single-digit decline in our juice and juice drinks portfolio.
Operating profit increased 2%, primarily reflecting lower commodity costs, which positively impacted operating profit performance by 9 percentage points, planned cost reductions across a number of expense categories and the favorable effective net pricing, including the impact of inflation-based pricing in Venezuela. These impacts were partially offset by certain operating cost increases. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 3%.

36 Weeks
Net revenue was even with the prior year, primarily reflecting favorable effective net pricing, offset by unfavorable foreign exchange, which reduced net revenue growth by 1 percentage point.
Volume increased 0.5%, which included a slight contribution from certain of our bottler’s brands relating to our new joint venture in Chile. Latin America volume increased 3.5%, reflecting nearly 2 percentage points from certain of our bottler’s brands in Chile, a mid-single-digit increase in Brazil and a slight increase in Mexico. North America volume declined slightly, driven by a 1% decline in CSD volumes, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected mid-single-digit increases in Gatorade sports drinks and Lipton RTD teas and a low-

single-digit increase in our overall water portfolio, partially offset by a high-single-digit decline in our juice and juice drinks portfolio.
Operating profit decreased 6%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased slightly. This increase primarily reflected favorable effective net pricing, including the impact of inflation-based pricing in Venezuela, planned cost reductions across a number of expense categories, as well as lower commodity costs, which positively impacted reported operating profit performance by 5 percentage points. These gains were mostly offset by certain operating cost increases. Unfavorable foreign exchange negatively impacted reported operating profit performance by 2 percentage points.
Europe

	12 Weeks Ended		%		36 Weeks Ended		%
	9/6/2014	9/7/2013	Change		9/6/2014	9/7/2013	Change
Net revenue	$3,764	$3,818	(1)		$9,382	$9,413	—
Impact of foreign exchange translation			3				4
Net revenue growth, on a constant currency basis (a)			1	(b)			4

Operating profit	$465	$501	(7)		$1,068	$1,014	5
Merger and integration charges	—	9			—	9
Restructuring and impairment charges	14	2			37	14
Operating profit excluding above items (a)	$479	$512	(6)		$1,105	$1,037	7
Impact of foreign exchange translation			—				—
Operating profit growth excluding above items, on a constant currency basis (a)			(6)				7
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue decreased 1%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 3 percentage points, partially offset by favorable effective net pricing.
Snacks volume grew 2%, primarily reflecting high-single-digit growth in South Africa, mid-single-digit growth in the United Kingdom, Turkey and Spain and low-single-digit growth in the Netherlands, partially offset by a mid-single-digit decline in Russia.
Beverage volume declined 2%, primarily reflecting mid-single-digit declines in Russia and Germany, partially offset by mid-single-digit growth in Poland. Additionally, Turkey experienced a slight decline and the United Kingdom experienced a low-single-digit decline.
Operating profit declined 7%, primarily reflecting certain operating cost increases including strategic initiatives, as well as higher commodity costs, primarily milk, which negatively impacted operating profit performance by 11 percentage points. Additionally, operating profit performance was negatively impacted by 4.5 percentage points due to an impairment charge associated with a brand in Greece. These impacts were partially offset by the effective net pricing as well as planned cost reductions across a number of expense categories.

36 Weeks
Net revenue was even with the prior year, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 4 percentage points, offset by favorable effective net pricing.
Snacks volume grew 2%, primarily reflecting high-single-digit growth in South Africa, mid-single-digit growth in Turkey and low-single-digit growth in Spain, partially offset by low-single-digit declines in Russia and the Netherlands. Additionally, the United Kingdom experienced low-single-digit growth.
Beverage volume was even with the prior year, primarily reflecting high-single-digit growth in France and mid-single-digit growth in the United Kingdom, partially offset by a mid-single-digit decline in Russia and low-single-digit declines in Turkey and Germany.
Operating profit increased 5%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories. The impact of a one-time gain associated with the sale of agricultural assets in Russia during the first quarter of 2014 and the lapping of incremental investments into our business in the prior year contributed 3 percentage points and nearly 2 percentage points, respectively, to operating profit growth. These impacts were partially offset by certain operating cost increases including strategic initiatives, as well as higher commodity costs, primarily milk, which reduced operating profit growth by 22 percentage points. In addition, an impairment charge associated with a brand in Greece and items affecting comparability in the above table (see “Items Affecting Comparability”) each reduced operating profit growth by 2 percentage points.
Asia, Middle East & Africa

	12 Weeks Ended		%		36 Weeks Ended		%
	9/6/2014	9/7/2013	Change		9/6/2014	9/7/2013	Change
Net revenue	$1,781	$1,608	11		$4,709	$4,572	3
Impact of foreign exchange translation			1				3
Net revenue growth, on a constant currency basis (a)			11	(b)			6

Operating profit	$309	$295	5		$884	$1,003	(12)
Restructuring and impairment charges	8	1			19	3
Operating profit excluding above item (a)	$317	$296	7		$903	$1,006	(10)
Impact of foreign exchange translation			1				2
Operating profit growth excluding above item, on a constant currency basis (a)			8				(9)	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue increased 11%, reflecting volume growth and favorable effective net pricing.
Snacks volume grew 11%, reflecting double-digit growth in China, the Middle East and India, partially offset by a mid-single-digit decline in Thailand. Additionally, Australia experienced high-single-digit growth.
Beverage volume grew 3%, driven by double-digit growth in India and high-single-digit growth in the Middle East, partially offset by a high-single-digit decline in China and a mid-single-digit decline in Pakistan.

Operating profit increased 5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lapping the impact of incremental investments into our business in the prior year, which contributed 8 percentage points to operating profit growth. The impact of a one-time gain associated with the sale of a bottling business in the Middle East, partially offset by the lapping of gains from net divestitures in the prior year, positively contributed 1 percentage point to operating profit growth. These increases were mostly offset by operating cost increases including strategic initiatives, as well as higher advertising and marketing expenses. Items affecting comparability in the above table (see “Items Affecting Comparability”) reduced operating profit growth by 2 percentage points.

36 Weeks
Net revenue increased 3%, reflecting volume growth and favorable effective net pricing, partially offset by the negative impact of the prior year refranchising of our Vietnam beverage business, which reduced net revenue growth by 2 percentage points. Unfavorable foreign exchange reduced net revenue growth by 3 percentage points.

Snacks volume grew 8%, reflecting double-digit growth in China, partially offset by a low-single-digit decline in Thailand. Additionally, the Middle East experienced high-single-digit growth and India and Australia both experienced mid-single-digit growth.

Beverage volume grew 2%, driven by high-single-digit growth in India and mid-single-digit growth in the Middle East, partially offset by a high-single-digit decline in China and a low-single-digit decline in Pakistan.
Operating profit declined 12%, primarily reflecting operating cost increases including strategic initiatives, as well as the impact of lapping structural changes associated with the prior year refranchising of our Vietnam beverage business, which negatively impacted operating performance by 14 percentage points and primarily reflected a one-time gain of $137 million. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories, as well as lapping the impact of incremental investments into our business in the prior year, which positively contributed 2 percentage points to operating profit performance. Additionally, the items affecting comparability in the above table (see “Items Affecting Comparability”) and unfavorable foreign exchange each negatively impacted operating profit performance by 2 percentage points.

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
As of September 6, 2014, we had cash, cash equivalents and short-term investments of $12.0 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. For additional information on Venezuela, see “Our Business Risks” and “Items Affecting Comparability.”
Operating Activities
During the 36 weeks in 2014, net cash provided by operating activities of $6.7 billion was even with the prior year.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 36 weeks in 2014, net cash used for investing activities was $6.7 billion, primarily reflecting purchases of marketable debt securities of $5.4 billion, as well as net capital spending of $1.5 billion. See Note 10 to our condensed consolidated financial statements for further discussion of our marketable debt securities.
We expect 2014 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 36 weeks in 2014, net cash used for financing activities was $2.0 billion, primarily reflecting the return of operating cash flow to our shareholders through share repurchases and dividend payments of $6.0 billion, largely offset by net proceeds from short-term borrowings of $2.1 billion, net proceeds from long-term debt borrowings of $1.2 billion and proceeds from exercises of stock options of $0.6 billion.
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

	36 Weeks Ended
	9/6/2014	9/7/2013	% Change
Net cash provided by operating activities	$6,693	$6,662	0.5
Capital spending	(1,540)	(1,497)
Sales of property, plant and equipment	60	51
Free cash flow	5,213	5,216	—
Discretionary pension and retiree medical contributions (after-tax)	13	11
Merger and integration payments (after-tax)	—	18
Payments related to restructuring charges (after-tax)	164	97
Payments related to income tax settlements	—	113
Net capital investments related to restructuring plan	4	1
Payments for restructuring and other charges related to the transaction with Tingyi	—	26
Free cash flow excluding above items	$5,394	$5,482	(2)
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
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 6, 2014, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 6, 2014 and September 7, 2013, and the related Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 6, 2014 and September 7, 2013. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
October 9, 2014

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
During our third fiscal quarter of 2014, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 22, 2014 and June 14, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the 12 weeks ended September 6, 2014 under the $10.0 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and expires on June 30, 2016, is set forth in the table below. All such shares of common stock were repurchased pursuant to this authorization in open market transactions, other than 26,100 shares of common stock which were repurchased pursuant to a privately negotiated block trade transaction.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/14/2014				$6,102

6/15/2014 - 7/12/2014	4.2	$88.93	4.2	(370)
				5,732
7/13/2014 - 8/9/2014	4.0	$90.07	4.0	(366)
				5,366
8/10/2014 - 9/6/2014	2.9	$92.34	2.9	(266)
Total	11.1	$90.23	11.1	$5,100

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
The following table summarizes our convertible preferred share repurchases during the 12 weeks ended September 6, 2014.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/15/2014 - 7/12/2014	4,600	$442.22	N/A	N/A

7/13/2014 - 8/9/2014	2,000	$441.21	N/A	N/A

8/10/2014 - 9/6/2014	1,600	$458.93	N/A	N/A
Total	8,200	$445.24	N/A	N/A
ITEM 5. Other Information.

The Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates.  As previously disclosed, one of our foreign subsidiaries historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. In 2012, our foreign subsidiary took steps to close its office in Iran, including terminating all three of its employees, and the office has ceased all commercial activity since the enactment of ITRA. During our 2013 fiscal year, our foreign subsidiary continued the process of winding down its office in Iran pursuant to a general license from the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) until the expiration of such license in March 2013. In addition, the office of the foreign subsidiary had one local bank account, containing aggregate deposits of approximately $180, with a bank identified on the list of “Specially Designated Nationals” maintained by OFAC. During the second quarter of 2014, our foreign subsidiary received a license from OFAC authorizing it to engage in activities related to the winding down of the office in Iran and to close the bank account. Following receipt of this license, our foreign subsidiary restarted the process of winding down its office and closed the bank account.  This license expired during the third quarter of 2014 and the foreign subsidiary ceased the process of winding down its office upon expiration of the license. The foreign subsidiary did not engage in any activities in Iran other than wind-down activities in the third quarter of 2014, or have any revenues or profits attributable to activities in Iran during the third quarter of 2014. Subsequent to the end of the third quarter, the foreign subsidiary received a license from OFAC authorizing continuation and completion of wind-down activities and recommenced such activities.

ITEM 6. Exhibits.

See “Index to Exhibits” on page 54.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 9, 2014	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	October 9, 2014	/s/ Cynthia Nastanski
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

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 24	Power of Attorney, which is incorporated herein by reference to Exhibit 24 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2014.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 6, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.