Form 10-Q
period 2015-03-21
PEPSICO INC
filed 2015-04-23
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 21, 2015 (12 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of April 17, 2015 was 1,476,050,863.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/21/2015	3/22/2014
Net Revenue	$12,217	$12,623
Cost of sales	5,442	5,747
Gross profit	6,775	6,876
Selling, general and administrative expenses	4,962	5,048
Amortization of intangible assets	16	21
Operating Profit	1,797	1,807
Interest expense	(211)	(201)
Interest income and other	15	10
Income before income taxes	1,601	1,616
Provision for income taxes	370	389
Net income	1,231	1,227
Less: Net income attributable to noncontrolling interests	10	11
Net Income Attributable to PepsiCo	$1,221	$1,216
Net Income Attributable to PepsiCo per Common Share
Basic	$0.82	$0.80
Diluted	$0.81	$0.79
Weighted-average common shares outstanding
Basic	1,484	1,524
Diluted	1,503	1,540
Cash dividends declared per common share	$0.655	$0.5675

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 3/21/2015
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,231
Other Comprehensive Loss
Currency translation adjustment	$(981)	$—	(981)
Cash flow hedges:
Reclassification of net losses to net income	179	(70)	109
Net derivative losses	(155)	64	(91)
Pension and retiree medical:
Reclassification of net losses to net income	51	(17)	34
Remeasurement of net liabilities and translation	31	(7)	24
Unrealized gains on securities	16	(8)	8
Total Other Comprehensive Loss	$(859)	$(38)	(897)
Comprehensive income			334
Comprehensive income attributable to noncontrolling interests			(10)
Comprehensive Income Attributable to PepsiCo			$324

	12 Weeks Ended 3/22/2014
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,227
Other Comprehensive Loss
Currency translation adjustment	$(874)	$—	(874)
Cash flow hedges:
Reclassification of net losses to net income	10	(4)	6
Net derivative gains	16	(5)	11
Pension and retiree medical:
Reclassification of net losses to net income	48	(16)	32
Remeasurement of net liabilities and translation	3	(1)	2
Unrealized gains on securities	18	(9)	9
Total Other Comprehensive Loss	$(779)	$(35)	(814)
Comprehensive income			413
Comprehensive income attributable to noncontrolling interests			(10)
Comprehensive Income Attributable to PepsiCo			$403

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	12 Weeks Ended
	3/21/2015	3/22/2014
Operating Activities
Net income	$1,231	$1,227
Depreciation and amortization	496	532
Stock-based compensation expense	76	72
Restructuring and impairment charges	36	98
Cash payments for restructuring charges	(47)	(25)
Excess tax benefits from share-based payment arrangements	(38)	(47)
Pension and retiree medical plan expenses	104	119
Pension and retiree medical plan contributions	(83)	(84)
Deferred income taxes and other tax charges and credits	(19)	62
Change in assets and liabilities:
Accounts and notes receivable	(435)	(358)
Inventories	(414)	(406)
Prepaid expenses and other current assets	(262)	(234)
Accounts payable and other current liabilities	(689)	(813)
Income taxes payable	294	175
Other, net	20	(137)
Net Cash Provided by Operating Activities	270	181

Investing Activities
Capital spending	(270)	(355)
Sales of property, plant and equipment	11	7
Acquisitions and investments in noncontrolled affiliates	(9)	(24)
Divestitures	68	85
Short-term investments, by original maturity:
More than three months - purchases	(647)	—
More than three months - maturities	1,164	—
Three months or less, net	3	59
Other investing, net	—	5
Net Cash Provided by/(Used for) Investing Activities	320	(223)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	12 Weeks Ended
	3/21/2015	3/22/2014
Financing Activities
Proceeds from issuances of long-term debt	$—	$1,990
Payments of long-term debt	(2,052)	(1,652)
Short-term borrowings, by original maturity:
More than three months - proceeds	10	—
More than three months - payments	(2)	—
Three months or less, net	3,729	2,125
Cash dividends paid	(978)	(888)
Share repurchases - common	(1,124)	(1,249)
Share repurchases - preferred	(1)	(2)
Proceeds from exercises of stock options	171	171
Excess tax benefits from share-based payment arrangements	38	47
Other financing	(1)	—
Net Cash (Used for)/Provided by Financing Activities	(210)	542
Effect of exchange rate changes on cash and cash equivalents	(104)	(36)
Net Increase in Cash and Cash Equivalents	276	464
Cash and Cash Equivalents, Beginning of Year	6,134	9,375
Cash and Cash Equivalents, End of Period	$6,410	$9,839

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	3/21/2015	12/27/2014
Assets
Current Assets
Cash and cash equivalents	$6,410	$6,134
Short-term investments	2,085	2,592
Accounts and notes receivable, less allowance: 3/15 - $137 and 12/14 - $137	6,963	6,651
Inventories
Raw materials	1,567	1,593
Work-in-process	274	173
Finished goods	1,621	1,377
	3,462	3,143
Prepaid expenses and other current assets	2,002	2,143
Total Current Assets	20,922	20,663
Property, Plant and Equipment	35,621	36,300
Accumulated Depreciation	(18,943)	(19,056)
	16,678	17,244
Amortizable Intangible Assets, net	1,397	1,449
Goodwill	14,681	14,965
Other Nonamortizable Intangible Assets	12,361	12,639
Nonamortizable Intangible Assets	27,042	27,604
Investments in Noncontrolled Affiliates	2,626	2,689
Other Assets	960	860
Total Assets	$69,625	$70,509

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	3/21/2015	12/27/2014
Liabilities and Equity
Current Liabilities
Short-term obligations	$7,962	$5,076
Accounts payable and other current liabilities	12,165	13,016
Total Current Liabilities	20,127	18,092
Long-term Debt Obligations	22,403	23,821
Other Liabilities	5,882	5,744
Deferred Income Taxes	5,224	5,304
Total Liabilities	53,636	52,961
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(182)	(181)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,479 and 1,488 shares, respectively)	25	25
Capital in excess of par value	4,129	4,115
Retained earnings	49,335	49,092
Accumulated other comprehensive loss	(11,566)	(10,669)
Repurchased common stock, in excess of par value (387 and 378 shares, respectively)	(25,913)	(24,985)
Total PepsiCo Common Shareholders’ Equity	16,010	17,578
Noncontrolling interests	120	110
Total Equity	15,989	17,548
Total Liabilities and Equity	$69,625	$70,509

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/21/2015		3/22/2014
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(181)	(0.6)	(171)
Redemptions	—	(1)	—	(2)
Balance, end of period	(0.7)	(182)	(0.6)	(173)
Common Stock
Balance, beginning of year	1,488	25	1,529	25
Repurchased common stock	(9)	—	(10)	—
Balance, end of period	1,479	25	1,519	25
Capital in Excess of Par Value
Balance, beginning of year		4,115		4,095
Stock-based compensation expense		76		72
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(36)		(172)
Withholding tax on RSUs and PSUs converted		(22)		(69)
Other		(4)		16
Balance, end of period		4,129		3,942
Retained Earnings
Balance, beginning of year		49,092		46,420
Net income attributable to PepsiCo		1,221		1,216
Cash dividends declared – common		(971)		(863)
Cash dividends declared – RSUs and PSUs		(7)		(3)
Balance, end of period		49,335		46,770
Accumulated Other Comprehensive Loss
Balance, beginning of year		(10,669)		(5,127)
Currency translation adjustment		(981)		(873)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		109		6
Net derivative (losses)/gains		(91)		11
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		34		32
Remeasurement of net liabilities and translation		24		2
Unrealized gains on securities, net of tax		8		9
Balance, end of period		(11,566)		(5,940)
Repurchased Common Stock
Balance, beginning of year	(378)	(24,985)	(337)	(21,004)
Share repurchases	(12)	(1,166)	(15)	(1,249)
Stock option exercises	3	204	3	204
Other	—	34	2	157
Balance, end of period	(387)	(25,913)	(347)	(21,892)
Total PepsiCo Common Shareholders’ Equity		16,010		22,905
Noncontrolling Interests
Balance, beginning of year		110		110
Net income attributable to noncontrolling interests		10		11
Currency translation adjustment		—		(1)
Balance, end of period		120		120
Total Equity		$15,989		$22,893

(a)	Includes total tax benefits of $29 million in 2015 and $17 million in 2014.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of March 21, 2015 and Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 21, 2015 and March 22, 2014 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 21, 2015 are not necessarily indicative of the results expected for the full year.
The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of 2010. See further unaudited information in “Our Business Risks” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
While our results in the United States and Canada (North America) are reported on a 12-week basis, most of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.
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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	Latin America Foods (LAF), which includes all of our food and snack businesses in Latin America;

4)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

5)	PepsiCo Europe (Europe), which includes all beverage, food and snack businesses in Europe and South Africa; and

6)	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in Asia, Middle East and Africa, excluding South Africa.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended
	Net Revenue		Operating Profit
	3/21/2015	3/22/2014	3/21/2015	3/22/2014
FLNA	$3,319	$3,219	$920	$862
QFNA (a)	639	634	99	160
LAF	1,279	1,338	204	232
PAB	4,433	4,426	468	429
Europe	1,477	1,961	100	152
AMEA (b)	1,070	1,045	242	194
Total division	12,217	12,623	2,033	2,029
Corporate Unallocated
Mark-to-market net (losses)/gains			(1)	34
Restructuring and impairment charges (c)			(6)	3
Other			(229)	(259)
	$12,217	$12,623	$1,797	$1,807

(a)
Operating profit for QFNA for the 12 weeks ended March 21, 2015 includes a pre-tax impairment charge of $65 million ($50 million after-tax) associated with our Muller Quaker Dairy (MQD) joint venture investment.

(b)
Operating profit for AMEA for the 12 weeks ended March 21, 2015 includes a pre-tax gain of $39 million ($28 million after-tax) associated with refranchising a portion of our bottling operations in India.

(c)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
Total assets of each division are as follows:

	Total Assets
	3/21/2015	12/27/2014
FLNA	$5,247	$5,307
QFNA	932	982
LAF	4,661	4,760
PAB	30,560	30,188
Europe	13,232	13,902
AMEA	5,889	5,887
Total division	60,521	61,026
Corporate (a)	9,104	9,483
	$69,625	$70,509

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and pension and tax assets.
Note 2 - Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The guidance is effective as of the beginning of our 2016 fiscal year and must be applied on a retrospective basis with early adoption permitted. This guidance is not expected to have a material impact on our financial statements and we have not yet early adopted this standard.

In June 2014, the FASB issued new accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that could be achieved after the requisite service period is treated as a performance condition that affects the vesting of the award rather than factored into the grant date fair value. The guidance is effective as of the beginning of our 2016 fiscal year and can be applied prospectively to all share-based payments granted or modified on or after the effective date with early adoption permissible. This guidance is not expected to have any impact on our financial statements and we have not yet early adopted this standard.
In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. Under the proposal, the new guidance will be effective as of the beginning of our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.
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
In the 12 weeks ended March 21, 2015 and March 22, 2014, we incurred restructuring charges of $30 million ($24 million after-tax or $0.02 per share) and $96 million ($73 million after-tax or $0.05 per share), respectively, in conjunction with the 2014 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and contract termination costs. Substantially all of the restructuring accrual at March 21, 2015 is expected to be paid by the end of 2015.
A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/21/2015	3/22/2014
FLNA	$6	$12
QFNA	1	2
LAF	2	1
PAB	6	82
Europe	9	2
AMEA	2	2
Corporate (a)	4	(5)
	$30	$96

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

A summary of our 2014 Productivity Plan activity in 2015 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 27, 2014	$89	$—	$24	$113
2015 restructuring charges	11	1	18	30
Cash payments	(16)	—	(20)	(36)
Non-cash charges	(3)	(1)	(1)	(5)
Liability as of March 21, 2015	$81	$—	$21	$102
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
In the 12 weeks ended March 21, 2015 and March 22, 2014, we incurred restructuring charges of $6 million ($5 million after-tax with a nominal amount per share) and $2 million ($3 million after-tax with a nominal amount per share), respectively, in conjunction with our 2012 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs and contract termination costs. Substantially all of the restructuring accrual at March 21, 2015 is expected to be paid by the end of 2015.
A summary of our 2012 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/21/2015	3/22/2014
FLNA	$—	$1
QFNA	—	—
LAF (a)	—	(5)
PAB	1	4
Europe (a)	3	(2)
AMEA	—	2
Corporate	2	2
	$6	$2
(a) Income amounts represent adjustments for changes in estimates of previously recorded amounts.

A summary of our 2012 Productivity Plan activity in 2015 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 27, 2014	$28	$5	$33
2015 restructuring charges	1	5	6
Cash payments	(5)	(6)	(11)
Non-cash charges	(1)	—	(1)
Liability as of March 21, 2015	$23	$4	$27
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/21/2015			12/27/2014
Amortizable intangible assets, net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$858	$(91)	$767	$879	$(89)	$790
Reacquired franchise rights	106	(96)	10	107	(95)	12
Brands	1,339	(995)	344	1,361	(1,004)	357
Other identifiable intangibles	576	(300)	276	595	(305)	290
	$2,879	$(1,482)	$1,397	$2,942	$(1,493)	$1,449

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/27/2014		3/21/2015
FLNA
Goodwill	$291	$(12)	$279
Brands	27	(3)	24
	318	(15)	303

QFNA
Goodwill	175	—	175

LAF
Goodwill	601	(26)	575
Brands	189	(9)	180
	790	(35)	755

PAB
Goodwill	9,889	(52)	9,837
Reacquired franchise rights	7,193	(78)	7,115
Acquired franchise rights	1,538	(16)	1,522
Brands	142	(3)	139
	18,762	(149)	18,613

Europe
Goodwill	3,539	(174)	3,365
Reacquired franchise rights	571	(41)	530
Acquired franchise rights	199	(14)	185
Brands	2,663	(109)	2,554
	6,972	(338)	6,634

AMEA
Goodwill	470	(20)	450
Brands	117	(5)	112
	587	(25)	562

Total goodwill	14,965	(284)	14,681
Total reacquired franchise rights	7,764	(119)	7,645
Total acquired franchise rights	1,737	(30)	1,707
Total brands	3,138	(129)	3,009
	$27,604	$(562)	$27,042

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	3/21/2015	12/27/2014
Balance, beginning of year	$1,587	$1,268
Additions for tax positions related to the current year	40	349
Additions for tax positions from prior years	1	215
Reductions for tax positions from prior years	(1)	(81)
Settlement payments	(3)	(70)
Statutes of limitations expiration	(25)	(42)
Translation and other	(9)	(52)
Balance, end of period	$1,590	$1,587
Note 6 - Stock-Based Compensation
The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended
	3/21/2015	3/22/2014
Stock-based compensation expense	$76	$72
Restructuring and impairment benefits	—	(3)
Total	$76	$69
Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/21/2015	3/22/2014
Expected life	7 years	6 years
Risk free interest rate	1.8%	1.8%
Expected volatility (a)	15%	16%
Expected dividend yield	2.7%	2.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
The following table summarizes awards granted under the terms of our 2007 Long-Term Incentive Plan:

	12 Weeks Ended
	3/21/2015		3/22/2014
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	1.6	$99.25	3.0	$79.75
Restricted stock units (RSUs) and Performance stock units (PSUs)	2.6	$99.25	4.2	$79.76
PepsiCo equity performance units (PEPunits)	0.3	$99.25	0.4	$79.75

(a)	In millions.

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/21/2015	3/22/2014	3/21/2015	3/22/2014	3/21/2015	3/22/2014
	U.S.		International
Service cost	$101	$91	$19	$19	$8	$8
Interest cost	126	134	22	24	12	14
Expected return on plan assets	(196)	(181)	(33)	(32)	(6)	(6)
Amortization of prior service (credit)/cost	(1)	5	—	—	(9)	(5)
Amortization of net losses/(gains)	47	40	14	9	—	(1)
	77	89	22	20	5	10
Special termination benefits	4	8	—	—	1	—
Total expense	$81	$97	$22	$20	$6	$10
Note 8 - Debt Obligations and Commitments
In the first quarter of 2015, $2.1 billion of senior notes matured and were paid. As of March 21, 2015, we had $4.4 billion of commercial paper outstanding.

Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended
	3/21/2015	3/22/2014
	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income
Losses/(Gains) on cash flow hedges:
Foreign exchange contracts	$(22)	$(6)	Cost of sales
Interest rate derivatives	193	5	Interest expense
Commodity contracts	5	12	Cost of sales
Commodity contracts	3	(1)	Selling, general and administrative expenses
Net losses before tax	179	10
Tax amounts	(70)	(4)
Net losses after tax	$109	$6

Pension and retiree medical items:
Amortization of prior service credit (a)	$(10)	$—
Amortization of net losses (a)	61	48
Net losses before tax	51	48
Tax amounts	(17)	(16)
Net losses after tax	$34	$32

Total net losses reclassified for the period, net of tax	$143	$38

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).
Note 10 - Financial Instruments
Derivatives
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
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
Our open commodity derivative contracts had a notional value of $1.1 billion as of March 21, 2015 and $1.2 billion as of December 27, 2014.
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
Our foreign currency derivatives had a total notional value of $2.3 billion as of March 21, 2015 and $2.7 billion as of December 27, 2014. Ineffectiveness for those derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.

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
The notional values of the interest rate derivative instruments outstanding as of March 21, 2015 and December 27, 2014 were $7.8 billion and $9.3 billion, respectively. Ineffectiveness for those derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of March 21, 2015, approximately 31% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to approximately 25% as of December 27, 2014.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of March 21, 2015 were not material. The pre-tax unrealized gains on our investments in marketable equity securities were $126 million and $111 million as of March 21, 2015 and December 27, 2014, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges for the 12 weeks ended March 21, 2015 and March 22, 2014, respectively.
Tingyi-Asahi Beverages Holding Co. Ltd. Call Option
In connection with our transaction with Tingyi (Cayman Islands) Holding Corp. in the second quarter of 2012, we received a call option to increase our holding in Tingyi-Asahi Beverages Holding Co. Ltd. to 20% that expires in the fourth quarter of 2015. If the Company decides not to exercise this call option, we would record a charge to write off the recorded value of the option. Such a charge would be reflected in “Items Affecting Comparability” in the period recognized.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 21, 2015 and December 27, 2014 are categorized as follows:

	3/21/2015		12/27/2014
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$139	$—	$124	$—
Debt securities (c)	4,104	—	3,167	—
	$4,243	$—	$3,291	$—
Short-term investments (d)	$200	$—	$197	$—
Prepaid forward contracts (e)	$25	$—	$26	$—
Deferred compensation (f)	$—	$503	$—	$504
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$162	$—	$140	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$95	$24	$76	$12
Interest rate (h)	—	310	1	117
Commodity (i)	1	7	3	10
	$96	$341	$80	$139
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$8	$4	$12	$13
Interest rate (g)	62	78	57	75
Commodity (i)	11	152	18	166
	$81	$234	$87	$254
Total derivatives at fair value (j)	$339	$575	$307	$393
Total	$4,807	$1,078	$3,821	$897

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of March 21, 2015, $2.2 billion and $1.9 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 27, 2014, $0.8 billion and $2.4 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of the Company’s available-for-sale debt securities have contractual maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of March 21, 2015 and December 27, 2014, amounts related to non-designated instruments are presented as a net liability on our Condensed Consolidated Balance Sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our Condensed Consolidated Balance Sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the Condensed Consolidated Balance Sheet as of March 21, 2015 and December 27, 2014 were immaterial. Collateral received against any of our asset positions was immaterial.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of March 21, 2015 and December 27, 2014 was $33 billion and $31 billion, respectively, based upon prices of similar instruments in the marketplace.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	3/21/2015	3/22/2014	3/21/2015	3/22/2014	3/21/2015	3/22/2014
Foreign exchange	$(8)	$(17)	$(41)	$(18)	$(22)	$(6)
Interest rate	(23)	1	194	(5)	193	5
Commodity	54	(9)	2	7	8	11
Total	$23	$(25)	$155	$(16)	$179	$10

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

During the next 12 months, we expect to reclassify net gains of $39 million related to our cash flow hedges from accumulated other comprehensive loss into net income.

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/21/2015		3/22/2014
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$1,221		$1,216
Preferred shares:
Dividends	—		—
Redemption premium	(1)		(1)
Net income available for PepsiCo common shareholders	$1,220	1,484	$1,215	1,524
Basic net income attributable to PepsiCo per common share	$0.82		$0.80
Net income available for PepsiCo common shareholders	$1,220	1,484	$1,215	1,524
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (b)	—	18	—	15
Employee stock ownership plan (ESOP) convertible preferred stock	1	1	1	1
Diluted	$1,221	1,503	$1,216	1,540
Diluted net income attributable to PepsiCo per common share	$0.81		$0.79

(a)	Weighted-average common shares outstanding (in millions).

(b)
In the 12 weeks ended March 21, 2015 and March 22, 2014, options to purchase 1.6 million shares and 0.2 million shares, respectively, were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $99.25 and $82.25 in the 12 weeks ended March 21, 2015 and March 22, 2014, respectively.

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
Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
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

Our Business Risks
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “objectives,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in the legal and regulatory environment; imposition of new taxes, disagreements with tax authorities or additional tax liabilities; PepsiCo’s ability to compete effectively; PepsiCo’s ability to grow its business in developing and emerging markets or unstable political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; unfavorable economic conditions in the countries in which PepsiCo operates; increased costs, disruption of supply or shortages of raw materials and other supplies; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; disruption of PepsiCo’s supply chain; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; PepsiCo’s ability to hire or retain key employees or a highly skilled and diverse workforce; loss of any key customer or changes to the retail landscape; any downgrade or potential downgrade of PepsiCo’s credit ratings; the ability to protect information systems against or effectively respond to a cybersecurity incident or other disruption; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates, including changes in currency exchange mechanisms or additional governmental actions in Venezuela; climate change, or legal, regulatory or market measures to address climate change; failure to successfully negotiate collective bargaining agreements or strikes or work stoppages; any infringement of or challenge to PepsiCo’s intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo’s common stock and financial performance including those described in “Risk Factors” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the first quarter of 2015, our operations outside of North America reflect the months of January and February. Our operations outside of the U.S. generated 37% of our net revenue, with Mexico, Canada, Russia, the United Kingdom and Brazil comprising approximately 17% of our net revenue. As a result, we are exposed to foreign exchange risks in many of the international markets in which we operate. In addition, unstable economic, political and social conditions and civil unrest in certain markets in which our products are sold, including in Russia, Ukraine and the Middle East, and currency fluctuations in certain of these international markets and in Venezuela (discussed below), continue to result in challenging operating environments. In the 12 weeks ended March 21, 2015, unfavorable foreign exchange negatively impacted net revenue performance by 8 percentage points, primarily due to the Russian ruble, Venezuelan bolivar, euro, Mexican peso and the Canadian dollar. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.
The results of our Venezuelan snack and beverage businesses have been reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar.
As of March 21, 2015, there was a three-tiered exchange rate mechanism in Venezuela for exchanging bolivars into U.S. dollars:

•
The government-operated National Center of Foreign Commerce (CENCOEX), which has a fixed exchange rate of 6.3 bolivars per U.S. dollar (fixed exchange rate) mainly intended for the import of essential goods and services by designated industry sectors.

•
The auction-based Supplementary Foreign Currency Administration System (now known as SICAD, resulting from the unification in February 2015 of SICAD I and II), which is intended for certain transactions, including foreign investments.

•	An open market Marginal Foreign Exchange System (SIMADI), established in February 2015, which is available to companies and individuals to exchange foreign currency based on supply and demand.
At the end of each period, we remeasure the net monetary assets of our Venezuela entities from the bolivar to the U.S. dollar at the rate we believe is legally available to us, including for the payment of dividends. Based on our analysis, we continue to believe that, except as noted below, the SICAD exchange rate is the most appropriate rate to remeasure our net monetary assets. We remeasure certain other net monetary assets at the fixed exchange rate, since we believe that requests for remittance of dividends submitted to CENCOEX in certain prior years at the fixed exchange rate and payables for imports of essential goods approved by CENCOEX continue to qualify for settlement at the fixed exchange rate.
In the first quarter of 2015, our results of operations in Venezuela, which reflect the months of January and February, generated 2% of our net revenue and 1% of our operating profit. As of March 21, 2015, our operations in Venezuela comprised 9% of our cash and cash equivalents balance. Our bolivar-denominated net monetary assets in Venezuela, which primarily include cash and cash equivalents, approximated $505 million at March 21, 2015. At March 21, 2015, we had pending requests with the Venezuelan government for remittance of dividends of approximately $310 million at the fixed exchange rate. These requests pertain to the years from 2006 to 2012. We are unable to predict the likelihood of Venezuelan government approvals of these requests or any requests that we may file in the future or, if any such requests are approved, the estimated time for remittance. We continue to evaluate available options to obtain U.S. dollars to meet our operational needs in Venezuela. Our non-monetary assets in Venezuela, which primarily include an equity investment in our bottler, intangible assets, inventory and property, plant and equipment, approximated $635 million at March 21, 2015.
We believe that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible to flow through CENCOEX, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how any such mechanisms will operate in the future, as well as the availability of U.S. dollars under each mechanism. We continue to monitor developments closely and may determine in the future that rates other than the SICAD exchange rate or the fixed exchange rate, as applicable, are appropriate for remeasurement of the net monetary assets of our Venezuelan entities. If, at the end of the first quarter of 2015, we had used the SICAD exchange rate, which was 12 bolivars per U.S. dollar as of that date, to remeasure the net monetary assets that are currently recorded at the fixed exchange rate, we would have incurred a net charge of approximately $160 million. If, at the end of the first quarter of 2015, we had remeasured all net monetary assets of our Venezuela businesses at the SIMADI exchange rate, which was approximately 177 bolivars per U.S. dollar as of that date, we would have incurred a net charge of approximately $480 million. In addition, if we were to conclude that the SIMADI exchange rate is the appropriate rate for remeasurement of our Venezuelan entities, our results of operations in Venezuela for the remainder of 2015 would expect to generate 0% of our net revenue and 0% of our operating profit and it would also lead to an impairment of our non-monetary assets, which were approximately $635 million at March 21, 2015. Any such remeasurement and potential impairment charges, if recognized, would be reflected in “Items Affecting Comparability.” Any further devaluation of the bolivar, change in the currency exchange mechanisms, additional governmental actions or fluctuation of the auction-based SICAD exchange rate could adversely affect our financial position, including a potential impairment of non-monetary assets, results of operations, both for any period in which we determine to remeasure using another rate and on a going forward basis following any such remeasurement, and our ability to make effective business decisions with respect to our Venezuela operations.
During 2014, Russia announced economic sanctions against the United States and other nations that include a ban on imports of certain ingredients and finished goods from specific countries. The sanctions did not have and are not expected to have a material impact on the results of our operations in Russia or our consolidated results or financial position, and we will continue to monitor the economic, operating and political environment in Russia closely. In each of the 12 week periods ended March 21, 2015 and March 22, 2014, 3% and 5.5%, respectively, of our total net revenue was generated by our operations in Russia. As of March 21, 2015, our long-lived assets in Russia were $4.3 billion. Our operations in Ukraine are not significant in relation to our consolidated results or financial position.
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of March 21, 2015 and March 22, 2014. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

		12 Weeks Ended
	3/21/2015		3/22/2014
Operating profit
Mark-to-market net (losses)/gains		$(1)	$34
Restructuring and impairment charges		$(36)	$(98)
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains		$(1)	$21
Restructuring and impairment charges		$(29)	$(76)
Net income attributable to PepsiCo per common share – diluted
	$	(—)	$0.01
Restructuring and impairment charges		$(0.02)	$(0.05)

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
In the 12 weeks ended March 21, 2015, we recognized $1 million ($1 million after-tax with a nominal amount per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses, with an $18 million net loss recognized in cost of sales and a $17 million net gain recognized in selling, general and administrative expenses.
In the 12 weeks ended March 22, 2014, we recognized $34 million ($21 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with a $46 million net gain recognized in cost of sales and a $12 million net loss recognized in selling, general and administrative expenses.
Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In the 12 weeks ended March 21, 2015 and March 22, 2014, we incurred restructuring charges of $30 million ($24 million after-tax or $0.02 per share) and $96 million ($73 million after-tax or $0.05 per share), respectively, in conjunction with the 2014 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $990 million, of which approximately $690 million represents cash expenditures related to the 2014 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
First quarter 2015	30		36
	440		211
Remainder of 2015 (expected)	210		186
2016 - 2019 (expected)	340		293
	$990	(a)	$690

(a)
This total pre-tax charge is expected to consist of approximately $530 million of severance and other employee-related costs, approximately $180 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $280 million for other costs, including costs related to the termination of leases and other contracts. This charge is expected to impact reportable segments approximately as follows: FLNA 13%, QFNA 2%, LAF 15%, PAB 35%, Europe 25%, AMEA 4% and Corporate 6%.

(b)	In 2014, cash expenditures include $10 million reported on the Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.

2012 Multi-Year Productivity Plan
In the 12 weeks ended March 21, 2015 and March 22, 2014, we incurred restructuring charges of $6 million ($5 million after-tax with a nominal amount per share) and $2 million ($3 million after-tax with a nominal amount per share), respectively, in conjunction with the 2012 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $910 million, of which approximately $704 million represents cash expenditures related to the 2012 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2011	$383		$30
2012	279		343
2013	110		133
2014	61		101
First quarter 2015	6		11
	839		618
Remainder of 2015 (expected)	71		86
	$910	(a)	$704

(a)
This total pre-tax charge is expected to consist of approximately $545 million of severance and other employee-related costs, approximately $90 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $275 million for other costs, including costs related to the termination of leases and other contracts. This charge is expected to impact reportable segments approximately as follows: FLNA 14%, QFNA 3%, LAF 13%, PAB 24%, Europe 22%, AMEA 9% and Corporate 15%.

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

Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For each of the 12 week periods ended March 21, 2015 and March 22, 2014, total servings increased 1%.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report most of our international beverage volume on a monthly basis. Our first quarter includes beverage volume outside of North America for the months of January and February. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.
Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended
	3/21/2015	3/22/2014	Change
Total net revenue	$12,217	$12,623	(3)%
Operating profit
FLNA	$920	$862	7%
QFNA	99	160	(38)%
LAF	204	232	(12)%
PAB	468	429	9%
Europe	100	152	(34)%
AMEA	242	194	25%
Corporate Unallocated
Mark-to-market net (losses)/gains	(1)	34
Restructuring and impairment charges (a)	(6)	3
Other	(229)	(259)
	$(236)	$(222)	7%
Total operating profit	$1,797	$1,807	(1)%

Total operating profit margin	14.7%	14.3%	0.4

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
On a reported basis, total operating profit decreased 1% and operating margin increased 0.4 percentage points. Operating profit performance was primarily driven by certain operating cost increases, unfavorable foreign exchange and higher commodity costs, partially offset by effective net pricing and planned cost reductions across a number of expense categories. Commodity inflation negatively impacted operating profit performance by 5 percentage points, primarily attributable to inflation in the LAF and Europe segments, partially offset by deflation in the FLNA, PAB and AMEA segments. An impairment charge in the QFNA segment associated with our MQD joint venture negatively impacted operating profit performance by nearly 4 percentage points. The net impact of a gain associated with refranchising a portion of our bottling operations in India and the lapping of a gain associated with the sale of agricultural assets in Russia in the prior year positively contributed 0.5 percentage points to operating profit performance. Other corporate unallocated expenses decreased 11%, primarily reflecting decreased pension expenses and lower foreign exchange transaction losses. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 1.5 percentage points to total operating profit performance and increased total operating profit margin by 0.2 percentage points.
Other Consolidated Results

	12 Weeks Ended
	3/21/2015	3/22/2014	Change
Interest expense, net	$(196)	$(191)	$(5)
Tax rate	23.1%	24.1%
Net income attributable to PepsiCo	$1,221	$1,216	—%
Net income attributable to PepsiCo per common share - diluted	$0.81	$0.79	3%
Mark-to-market net losses/(gains)	—	(0.01)
Restructuring and impairment charges	0.02	0.05
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$0.83	$0.83	1%
Impact of foreign exchange translation			11
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			12%
(a)   See “Non-GAAP Measures.”
Net interest expense increased $5 million, primarily reflecting higher interest rates, partially offset by higher interest income due to higher investment interest rates and higher gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate decreased 1 percentage point primarily due to a reduction in state income taxes and income mix shift in the quarter.
Net income attributable to PepsiCo increased slightly as compared to the prior year and net income attributable to PepsiCo per common share increased 3%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 2 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
3/21/2015	$3,319	$639	$1,279	$4,433	$1,477	$1,070	$12,217
3/22/2014	$3,219	$634	$1,338	$4,426	$1,961	$1,045	$12,623
% Impact of:
Volume (a)	3%	2%	—%	(1)%	(3)%	8%	1%
Effective net pricing (b)	1	—	18	3	6	(3)	4
Foreign exchange translation	(1)	(1)	(22)	(1.5)	(27)	(2.5)	(8)
Acquisitions and divestitures	—	—	—	—	—	—	—
Reported Growth (c)	3%	1%	(4)%	—%	(25)%	2.5%	(3)%

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

12 Weeks Ended 3/21/2015	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	3%	1%	(4)%	—%	(25)%	2.5%	(3)%
% Impact of:
Foreign exchange translation	1	1	22	1.5	27	2.5	8
Acquisitions and divestitures	—	—	—	—	—	—	—
Organic Growth (a)	4%	2%	18%	2%	2%	5%	4%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%
	3/21/2015	3/22/2014	Change
Net revenue	$3,319	$3,219	3
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			4

Operating profit	$920	$862	7
Restructuring and impairment charges	6	13
Operating profit excluding above item (a)	$926	$875	6
Impact of foreign exchange translation			1
Operating profit growth excluding above item, on a constant currency basis (a)			7
(a) See “Non-GAAP Measures.”

Net revenue and volume each grew 3%. Net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects double-digit growth in variety packs and mid-single-digit growth in trademark Lay’s and Doritos. These gains were partially offset by a low-single-digit decline in trademark Ruffles.
Operating profit grew 7%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4 percentage points to operating profit growth, primarily cooking oil and corn. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%
	3/21/2015	3/22/2014	Change
Net revenue	$639	$634	1
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			2

Operating profit	$99	$160	(38)
Restructuring and impairment charges	1	2
Operating profit excluding above item (a)	$100	$162	(38)
Impact of foreign exchange translation			1
Operating profit growth excluding above item, on a constant currency basis (a)			(38)	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

Net revenue increased 1% and volume grew 2%. The net revenue growth was primarily driven by the volume increase, which reflects high-single-digit growth in ready-to-eat cereals, low-single-digit growth in Oatmeal and mid-single-digit growth in Aunt Jemima syrup and mix. These volume increases were partially offset by a double-digit decline in MQD products.
Operating profit declined 38%, primarily reflecting an impairment charge associated with our MQD joint venture, which negatively impacted operating profit performance by 41 percentage points. Operating profit performance was also negatively impacted by higher advertising and marketing expenses and certain operating cost increases. These impacts were partially offset by planned cost reductions across a number of expense categories and the volume growth.

Latin America Foods

	12 Weeks Ended		%
	3/21/2015	3/22/2014	Change
Net revenue	$1,279	$1,338	(4)
Impact of foreign exchange translation			22
Net revenue growth, on a constant currency basis (a)			18

Operating profit	$204	$232	(12)
Restructuring and impairment charges	2	(4)
Operating profit excluding above item (a)	$206	$228	(10)
Impact of foreign exchange translation			31
Operating profit growth excluding above item, on a constant currency basis (a)			22	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

Net revenue declined 4%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 22 percentage points, including 13 percentage points from Venezuela. This decline was partially offset by effective net pricing, including 14 percentage points of inflation-based pricing in Venezuela.
Volume experienced a slight increase, reflecting a low-single-digit increase in Mexico, partially offset by a mid-single-digit decline in Brazil partially attributable to holiday timing.
Operating profit declined 12%, reflecting certain operating cost increases. Additionally, higher commodity costs, led by packaging inflation in Venezuela, negatively impacted operating profit performance by 44 percentage points. These impacts were offset by the effective net pricing and planned cost reductions across a number of expense categories. In addition, unfavorable foreign exchange negatively impacted operating profit performance by 31 percentage points, including a 21-percentage-point impact from Venezuela. The results of our Venezuela business negatively impacted operating profit performance by 2.5 percentage points. For additional information on Venezuela, see “Our Business Risks.”

PepsiCo Americas Beverages

	12 Weeks Ended		%
	3/21/2015	3/22/2014	Change
Net revenue	$4,433	$4,426	—
Impact of foreign exchange translation			1.5
Net revenue growth, on a constant currency basis (a)			2	(b)

Operating profit	$468	$429	9
Restructuring and impairment charges	7	86
Operating profit excluding above item (a)	$475	$515	(8)
Impact of foreign exchange translation			11
Operating profit growth excluding above item, on a constant currency basis (a)			4	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

Net revenue was even with the prior year, primarily reflecting effective net pricing, partially offset by the impact of volume. Unfavorable foreign exchange reduced net revenue growth by 1.5 percentage points.
Volume, which included a contribution of nearly 1 percentage point from certain of our bottler’s brands relating to our joint venture in Chile, was even with the prior year. Latin America volume increased 5%, primarily reflecting 4 percentage points from certain of our bottler’s brands in Chile and a double-digit increase in Mexico, partially offset by double-digit declines in Argentina and Brazil. North America volume declined 1%, reflecting a 2% decline in CSD volumes, partially offset by a 1% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflects mid-single-digit increases in our overall water portfolio and Lipton ready-to-drink teas and a low-single-digit increase in Gatorade sports drinks, partially offset by a mid-single-digit decline in our juice and juice drinks portfolio.
Reported operating profit increased 9%. Excluding the item affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 8%. This decrease reflects certain operating cost increases, higher advertising and marketing expenses, as well as the lapping of adjustments recognized through our share of the results of a joint venture in the prior year. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4 percentage points to reported operating profit growth. Unfavorable foreign exchange reduced operating profit performance by 11 percentage points, including a 10-percentage-point impact from Venezuela. The results of our Venezuela businesses reduced reported operating profit growth by 10 percentage points. For additional information on Venezuela, see “Our Business Risks.”

PepsiCo Europe

	12 Weeks Ended		%
	3/21/2015	3/22/2014	Change
Net revenue	$1,477	$1,961	(25)
Impact of foreign exchange translation			27
Net revenue growth, on a constant currency basis (a)			2

Operating profit	$100	$152	(34)
Restructuring and impairment charges	12	—
Operating profit excluding above item (a)	$112	$152	(26)
Impact of foreign exchange translation			24
Operating profit growth excluding above item, on a constant currency basis (a)			(2)
(a) See “Non-GAAP Measures.”

Net revenue decreased 25%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 27 percentage points, including 17 percentage points in Russia, as well as volume declines. These impacts were partially offset by favorable effective net pricing.
Snacks volume declined 1%, primarily reflecting a mid-single-digit decline in Russia and a low-single-digit decline in South Africa. These impacts were partially offset by low-single-digit growth in the United Kingdom and mid-single-digit growth in Turkey. Additionally, the Netherlands experienced a slight decline.
Beverage volume declined 5%, primarily reflecting double-digit declines in Russia and Germany and a mid-single-digit decline in the United Kingdom, partially offset by double-digit growth in Turkey and mid-single-digit growth in France. Additionally, Poland experienced a low-single-digit decline.
Operating profit decreased 34%, reflecting certain operating cost increases, as well as higher commodity costs, which negatively impacted operating profit performance by 34 percentage points and primarily reflected foreign exchange transactional losses, and the volume declines. In addition, unfavorable foreign exchange and the lapping of a gain associated with the sale of agricultural assets in Russia in the prior year negatively impacted operating profit performance by 24 and 20 percentage points, respectively. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories. The item affecting comparability in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 8 percentage points.

PepsiCo Asia, Middle East and Africa

	12 Weeks Ended		%
	3/21/2015	3/22/2014	Change
Net revenue	$1,070	$1,045	2.5
Impact of foreign exchange translation			2.5
Net revenue growth, on a constant currency basis (a)			5

Operating profit	$242	$194	25
Restructuring and impairment charges	2	4
Operating profit excluding above item (a)	$244	$198	23
Impact of foreign exchange translation			2
Operating profit growth excluding above item, on a constant currency basis (a)			26	(b)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

Net revenue increased 2.5%, reflecting volume growth partially offset by unfavorable net pricing. Unfavorable foreign exchange reduced net revenue growth by 2.5 percentage points.
Snacks volume grew 9%, reflecting double-digit growth in China and India, partially offset by a double-digit decline in Thailand. Additionally, Australia experienced low-single-digit growth and the Middle East experienced high-single-digit growth.
Beverage volume grew 1%, reflecting high-single-digit growth in the Middle East and the Philippines and mid-single-digit growth in India, partially offset by a double-digit decline in China.
Operating profit increased 25%, reflecting the impact of a pre-tax gain associated with refranchising a portion of our bottling operations in India, which contributed 20 percentage points to operating profit growth. Operating profit growth also reflected the volume growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which increased operating profit growth by 3 percentage points. These impacts were partially offset by certain operating cost increases including strategic initiatives and unfavorable net pricing.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to us to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
As of March 21, 2015, we had cash, cash equivalents and short-term investments of $7.8 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of March 21, 2015, our operations in Venezuela comprised 9% of our cash and cash equivalents balance. For additional information on our operations in Venezuela, see “Our Business Risks.”
Operating Activities
During the 12 weeks in 2015, net cash provided by operating activities was $270 million, compared to $181 million in the prior year period. The operating cash flow performance primarily reflects higher prior year net cash tax payments.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 12 weeks in 2015, net cash provided by investing activities was $320 million, primarily reflecting net maturities of debt securities of $517 million, partially offset by net capital spending of $259 million. See Note 10 to our condensed consolidated financial statements for further discussion of our debt securities.
We expect 2015 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 12 weeks in 2015, net cash used for financing activities was $210 million, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $2.1 billion and net payments of long term-debt borrowings of $2.1 billion, partially offset by net proceeds from short-term borrowings of $3.7 billion and proceeds from exercises of stock options of $0.2 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a new share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock commencing on July 1, 2015 and expiring on June 30, 2018. This repurchase program is in addition to the current $10.0 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and expires on June 30, 2016. On February 11, 2015, we also announced a 7% increase in our annualized dividend to $2.81 per share from $2.62 per share, effective with the dividend that is expected to be paid in June 2015. We expect to return a total of $8.5 billion to $9.0 billion to shareholders in 2015 through share repurchases of approximately $4.5 billion to $5.0 billion and dividends of approximately $4.0 billion. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
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

	12 Weeks Ended
	3/21/2015	3/22/2014	% Change
Net cash provided by operating activities	$270	$181	50
Capital spending	(270)	(355)
Sales of property, plant and equipment	11	7
Free cash flow	11	(167)	n/m
Payments related to restructuring charges (after-tax)	46	29
Capital investments related to restructuring plan	—	3
Free cash flow excluding above items	$57	$(135)	n/m
n/m=not meaningful
Free cash flow is used primarily to pay dividends and repurchase shares. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. However, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, as well as “Our Business Risks” above for certain factors that may impact credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 21, 2015, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for the twelve weeks ended March 21, 2015 and March 22, 2014. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 27, 2014, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 12, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 27, 2014, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
April 23, 2015

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 10 to our condensed consolidated financial statements. In addition, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
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
During our first fiscal quarter of 2015, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
As previously disclosed: (i) on January 6, 2011, Wojewodzka Inspekcja Ochrony Srodowiska, the Polish environmental control authority (the Polish Authority), began an audit of a bottling plant of our subsidiary, Pepsi-Cola General Bottlers Poland SP, z.o.o. (PCGB), in Michrow, Poland; (ii) on February 18, 2011, the Polish Authority alleged that in 2009 the plant was not in compliance with applicable regulations requiring the use of approved laboratories for the analysis of the plant’s waste and sought monetary sanctions of $700,000 and PCGB appealed this decision; and (iii) on January 15, 2013, the Supreme Administrative Court issued a final, non-appealable decision finding that the sanctions against PCGB were imposed in violation of applicable environmental law and released PCGB from all liability with respect to such sanctions. Also as previously disclosed, on July 30, 2013, the Polish Authority alleged that the plant was not in compliance in 2009 with applicable regulations governing the taking of water samples for analysis of the plant’s waste and sought monetary sanctions of $650,000 and PCGB appealed this decision. On April 7, 2015, the General Environmental Inspector for Environmental Protection upheld the sanctions against PCGB and we intend to further appeal this decision.
In addition, we and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See “Item 1. Business – Regulatory Environment and Environmental Compliance.”, “Item 1A. Risk Factors – Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.”, “Item 1A. Risk Factors – Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our business, financial condition or results of operations.”, “Item 1A. Risk Factors – Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are made, manufactured, distributed or sold.” and “Item 1A. Risk Factors – Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business, financial condition or results of operations.” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the first quarter of 2015 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
12/27/2014				$3,352

12/28/2014 - 1/24/2015	3.8	$96.51	3.8	(364)
				2,988
1/25/2015 - 2/21/2015	4.1	$96.18	4.1	(395)
				2,593
2/22/2015 - 3/21/2015	4.2	$96.79	4.2	(407)
Total	12.1	$96.49	12.1	$2,186
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
The following table summarizes our convertible preferred share repurchases during the first quarter of 2015.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/28/2014 - 1/24/2015	—	$—	N/A	N/A

1/25/2015 - 2/21/2015	900	$498.23	N/A	N/A

2/22/2015 - 3/21/2015	1,400	$469.65	N/A	N/A
Total	2,300	$480.83	N/A	N/A
ITEM 5. Other Information.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates. As previously disclosed, one of our foreign subsidiaries historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. The office ceased all commercial activity since the enactment of ITRA. During our 2014 fiscal year, our foreign subsidiary received a license from the U.S. Treasury Department’s Office of Foreign Assets Control authorizing it to engage in activities related to the winding down of the office in Iran and started the process of winding down its office. This license expired during the first quarter of 2015 and the foreign subsidiary ceased the process of winding down the office upon such expiration, applied for a new license and restarted the winding down process upon receipt of the new license. The foreign subsidiary did not engage in any activities in Iran other than wind-down activities in the first quarter of 2015, or have any revenues or profits attributable to activities in Iran during the first quarter of 2015.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 47.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 23, 2015	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	April 23, 2015	/s/ Tony West
Tony West
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

Exhibit 10.1	PepsiCo International Retirement Plan Defined Contribution Program, as amended.
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 21, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.