Form 10-Q
period 2015-06-13
PEPSICO INC
filed 2015-07-09
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 13, 2015 (24 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of July 2, 2015 was 1,468,993,138.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
Net Revenue	$15,923	$16,894	$28,140	$29,517
Cost of sales	7,167	7,778	12,609	13,525
Gross profit	8,756	9,116	15,531	15,992
Selling, general and administrative expenses	5,837	6,198	10,799	11,246
Amortization of intangible assets	19	22	35	43
Operating Profit	2,900	2,896	4,697	4,703
Interest expense	(217)	(209)	(428)	(410)
Interest income and other	14	18	29	28
Income before income taxes	2,697	2,705	4,298	4,321
Provision for income taxes	703	718	1,073	1,107
Net income	1,994	1,987	3,225	3,214
Less: Net income attributable to noncontrolling interests	14	9	24	20
Net Income Attributable to PepsiCo	$1,980	$1,978	$3,201	$3,194
Net Income Attributable to PepsiCo per Common Share
Basic	$1.34	$1.30	$2.16	$2.10
Diluted	$1.33	$1.29	$2.14	$2.08
Weighted-average common shares outstanding
Basic	1,476	1,515	1,480	1,519
Diluted	1,491	1,532	1,497	1,536
Cash dividends declared per common share	$0.7025	$0.655	$1.3575	$1.2225

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 6/13/15			24 Weeks Ended 6/13/15
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,994			$3,225
Other Comprehensive Income/(Loss)
Currency translation adjustment	$474	$—	474	$(507)	$—	(507)
Cash flow hedges:
Reclassification of net (gains)/losses to net income	(97)	33	(64)	82	(37)	45
Net derivative gains/(losses)	48	(20)	28	(107)	44	(63)
Pension and retiree medical:
Reclassification of net losses to net income	58	(18)	40	109	(35)	74
Remeasurement of net liabilities and translation	(16)	5	(11)	15	(2)	13
Unrealized (losses)/gains on securities	(7)	4	(3)	9	(4)	5
Total Other Comprehensive Income/(Loss)	$460	$4	464	$(399)	$(34)	(433)
Comprehensive income			2,458			2,792
Comprehensive income attributable to noncontrolling interests			(13)			(23)
Comprehensive Income Attributable to PepsiCo			$2,445			$2,769

	12 Weeks Ended 6/14/14			24 Weeks Ended 6/14/14
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,987			$3,214
Other Comprehensive Income/(Loss)
Currency translation adjustment	$460	$—	460	$(414)	$—	(414)
Cash flow hedges:
Reclassification of net losses to net income	11	(5)	6	21	(9)	12
Net derivative losses	(41)	12	(29)	(25)	7	(18)
Pension and retiree medical:
Reclassification of net losses to net income	53	(17)	36	101	(33)	68
Remeasurement of net liabilities and translation	(13)	4	(9)	(10)	3	(7)
Unrealized (losses)/gains on securities	(7)	3	(4)	11	(6)	5
Total Other Comprehensive Income/(Loss)	$463	$(3)	460	$(316)	$(38)	(354)
Comprehensive income			2,447			2,860
Comprehensive income attributable to noncontrolling interests			(10)			(20)
Comprehensive Income Attributable to PepsiCo			$2,437			$2,840

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	24 Weeks Ended
	6/13/15	6/14/14
Operating Activities
Net income	$3,225	$3,214
Depreciation and amortization	1,075	1,162
Stock-based compensation expense	144	140
Restructuring and impairment charges	61	190
Cash payments for restructuring charges	(107)	(112)
Excess tax benefits from share-based payment arrangements	(78)	(64)
Pension and retiree medical plan expenses	215	243
Pension and retiree medical plan contributions	(117)	(155)
Deferred income taxes and other tax charges and credits	42	35
Change in assets and liabilities:
Accounts and notes receivable	(1,309)	(1,554)
Inventories	(862)	(822)
Prepaid expenses and other current assets	(264)	(152)
Accounts payable and other current liabilities	197	120
Income taxes payable	648	636
Other, net	(109)	(209)
Net Cash Provided by Operating Activities	2,761	2,672

Investing Activities
Capital spending	(832)	(921)
Sales of property, plant and equipment	26	42
Acquisitions and investments in noncontrolled affiliates	(16)	(31)
Divestitures	74	123
Short-term investments, by original maturity:
More than three months - purchases	(1,675)	(3,498)
More than three months - maturities	2,269	—
Three months or less, net	(1)	118
Other investing, net	(3)	5
Net Cash Used for Investing Activities	(158)	(4,162)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	24 Weeks Ended
	6/13/15	6/14/14
Financing Activities
Proceeds from issuances of long-term debt	$2,487	$3,364
Payments of long-term debt	(2,054)	(1,655)
Short-term borrowings, by original maturity:
More than three months - proceeds	12	1
More than three months - payments	(5)	(9)
Three months or less, net	2,240	1,556
Cash dividends paid	(1,973)	(1,752)
Share repurchases - common	(2,130)	(2,199)
Share repurchases - preferred	(2)	(3)
Proceeds from exercises of stock options	250	381
Excess tax benefits from share-based payment arrangements	78	64
Other financing	(2)	(3)
Net Cash Used for Financing Activities	(1,099)	(255)
Effect of exchange rate changes on cash and cash equivalents	(76)	(23)
Net Increase/(Decrease) in Cash and Cash Equivalents	1,428	(1,768)
Cash and Cash Equivalents, Beginning of Year	6,134	9,375
Cash and Cash Equivalents, End of Period	$7,562	$7,607

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	6/13/15	12/27/14
Assets
Current Assets
Cash and cash equivalents	$7,562	$6,134
Short-term investments	2,017	2,592
Accounts and notes receivable, less allowance: 6/15 - $150 and 12/14 - $137	7,826	6,651
Inventories:
Raw materials	1,848	1,593
Work-in-process	389	173
Finished goods	1,694	1,377
	3,931	3,143
Prepaid expenses and other current assets	1,733	2,143
Total Current Assets	23,069	20,663
Property, Plant and Equipment	36,079	36,300
Accumulated Depreciation	(19,343)	(19,056)
	16,736	17,244
Amortizable Intangible Assets, net	1,378	1,449
Goodwill	14,912	14,965
Other Nonamortizable Intangible Assets	12,653	12,639
Nonamortizable Intangible Assets	27,565	27,604
Investments in Noncontrolled Affiliates	2,626	2,689
Other Assets	888	860
Total Assets	$72,262	$70,509

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	6/13/15	12/27/14
Liabilities and Equity
Current Liabilities
Short-term obligations	$8,383	$5,076
Accounts payable and other current liabilities	13,163	13,016
Total Current Liabilities	21,546	18,092
Long-term Debt Obligations	23,075	23,821
Other Liabilities	5,908	5,744
Deferred Income Taxes	5,269	5,304
Total Liabilities	55,798	52,961
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(183)	(181)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,472 and 1,488 shares, respectively)	25	25
Capital in excess of par value	3,973	4,115
Retained earnings	50,268	49,092
Accumulated other comprehensive loss	(11,101)	(10,669)
Repurchased common stock, in excess of par value (394 and 378 shares, respectively)	(26,691)	(24,985)
Total PepsiCo Common Shareholders’ Equity	16,474	17,578
Noncontrolling interests	132	110
Total Equity	16,464	17,548
Total Liabilities and Equity	$72,262	$70,509

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/13/15		6/14/14
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(181)	(0.6)	(171)
Redemptions	—	(2)	—	(3)
Balance, end of period	(0.7)	(183)	(0.6)	(174)
Common Stock
Balance, beginning of year	1,488	25	1,529	25
Repurchased common stock	(16)	—	(18)	—
Balance, end of period	1,472	25	1,511	25
Capital in Excess of Par Value
Balance, beginning of year		4,115		4,095
Stock-based compensation expense		144		140
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(170)		(193)
Withholding tax on RSUs and PSUs converted		(112)		(80)
Other		(4)		16
Balance, end of period		3,973		3,978
Retained Earnings
Balance, beginning of year		49,092		46,420
Net income attributable to PepsiCo		3,201		3,194
Cash dividends declared – common		(2,007)		(1,855)
Cash dividends declared – RSUs and PSUs		(18)		(11)
Balance, end of period		50,268		47,748
Accumulated Other Comprehensive Loss
Balance, beginning of year		(10,669)		(5,127)
Currency translation adjustment		(506)		(414)
Cash flow hedges, net of tax:
Reclassification of net losses to net income		45		12
Net derivative losses		(63)		(18)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		74		68
Remeasurement of net liabilities and translation		13		(7)
Unrealized gains on securities, net of tax		5		5
Balance, end of period		(11,101)		(5,481)
Repurchased Common Stock
Balance, beginning of year	(378)	(24,985)	(337)	(21,004)
Share repurchases	(23)	(2,180)	(27)	(2,262)
Stock option exercises	4	293	7	441
Other	3	181	2	159
Balance, end of period	(394)	(26,691)	(355)	(22,666)
Total PepsiCo Common Shareholders’ Equity		16,474		23,604
Noncontrolling Interests
Balance, beginning of year		110		110
Net income attributable to noncontrolling interests		24		20
Currency translation adjustment		(1)		—
Other, net		(1)		(1)
Balance, end of period		132		129
Total Equity		$16,464		$23,600

(a)	Includes total tax benefits of $52 million in 2015 and $26 million in 2014.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of June 13, 2015 and Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 13, 2015 and June 14, 2014, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 13, 2015 and June 14, 2014 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks are not necessarily indicative of the results expected for the full year.
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
Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	Latin America Foods (LAF), which includes all of our food and snack businesses in Latin America;

4)	PepsiCo Americas Beverages (PAB), which includes all of our North American and Latin American beverage businesses;

5)	PepsiCo Europe (Europe), which includes all beverage, food and snack businesses in Europe and South Africa; and

6)	PepsiCo Asia, Middle East and Africa (AMEA), which includes all beverage, food and snack businesses in Asia, Middle East and Africa, excluding South Africa.

Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
Net Revenue
FLNA	$3,452	$3,387	$6,771	$6,606
QFNA	546	564	1,185	1,198
LAF	2,000	2,122	3,279	3,460
PAB	5,337	5,281	9,770	9,707
Europe	2,788	3,657	4,265	5,618
AMEA	1,800	1,883	2,870	2,928
Total division	$15,923	$16,894	$28,140	$29,517

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
Operating Profit
FLNA	$1,007	$937	$1,927	$1,799
QFNA (a)	132	139	231	299
LAF	285	323	489	555
PAB	903	868	1,371	1,297
Europe	334	451	434	603
AMEA (b)	389	381	631	575
Total division	3,050	3,099	5,083	5,128
Corporate Unallocated
Mark-to-market net gains	39	31	38	65
Restructuring and impairment charges	(1)	(8)	(7)	(5)
Other	(188)	(226)	(417)	(485)
	$2,900	$2,896	$4,697	$4,703

(a)
Operating profit for QFNA for the 24 weeks ended June 13, 2015 includes a pre-tax impairment charge of $65 million ($50 million after-tax) associated with our Muller Quaker Dairy (MQD) joint venture investment.

(b)
Operating profit for AMEA for the 24 weeks ended June 13, 2015 includes a pre-tax gain of $39 million ($28 million after-tax) associated with refranchising a portion of our bottling operations in India.

Total assets of each division are as follows:

	Total Assets
	6/13/15	12/27/14
FLNA	$5,421	$5,307
QFNA	932	982
LAF	4,682	4,760
PAB	31,052	30,188
Europe	14,363	13,902
AMEA	5,979	5,887
Total division	62,429	61,026
Corporate (a)	9,833	9,483
	$72,262	$70,509

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and pension and tax assets.

Changes to Organizational Structure
The division amounts and discussions included in this Form 10-Q reflect the reportable segments that existed through the end of our second quarter of 2015. Effective beginning with our third quarter of 2015, we realigned certain of our reportable segments to be consistent with certain changes to our organizational structure and how the Chief Executive Officer will monitor the performance of these segments. As a result, all of our beverage, food and snack businesses in Latin America will be reported together as Latin America and our North American beverage business will be reported separately as North America Beverages. Prior to this change, the PepsiCo Americas Beverages segment included all of our North American and Latin American beverage businesses. In addition, our PepsiCo Europe reportable segment will now also include our businesses in the Sub-Saharan Africa markets that were formerly part of PepsiCo Asia, Middle East and Africa and will be renamed Europe Sub-Saharan Africa (ESSA). PepsiCo Asia, Middle East and Africa will be renamed Asia, Middle East and North Africa (AMENA). These changes do not impact our Frito-Lay North America or Quaker Foods North America reportable segments. Our historical segment reporting will be retrospectively revised during the remainder of 2015 to reflect the new organizational structure. For additional information, see Part II - Other Information.
Note 2 - Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The guidance is effective as of the beginning of our 2016 fiscal year and must be applied on a retrospective basis with early adoption permitted. We early adopted the provisions of this guidance as of the beginning of our second quarter of 2015 and it did not have a material impact on our financial statements.
In June 2014, the FASB issued new accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that could be achieved after the requisite service period is treated as a performance condition that affects the vesting of the award rather than factored into the grant date fair value. The guidance is effective as of the beginning of our 2016 fiscal year and can be applied prospectively to all share-based payments granted or modified on or after the effective date with early adoption permissible. This guidance is not expected to have any impact on our financial statements and we have not early adopted this standard.
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
In the 12 weeks ended June 13, 2015 and June 14, 2014, we incurred restructuring charges of $21 million ($16 million after-tax or $0.01 per share) and $77 million ($55 million after-tax or $0.04 per share), respectively, in conjunction with our 2014 Productivity Plan. In the 24 weeks ended June 13, 2015 and June 14, 2014, we incurred restructuring charges of $51 million ($39 million after-tax or $0.03 per share) and $173 million ($128 million after-tax or $0.08 per share), respectively, in conjunction with our 2014 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and contract termination costs. The majority of the restructuring accrual at June 13, 2015 is expected to be paid by the end of 2015.
A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
FLNA	$2	$12	$8	$24
QFNA	—	—	1	2
LAF	4	5	6	6
PAB	8	33	14	115
Europe	4	13	13	15
AMEA	2	7	4	9
Corporate	1	7	5	2
	$21	$77	$51	$173
A summary of our 2014 Productivity Plan activity in 2015 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 27, 2014	$89	$24	$113
2015 restructuring charges	15	36	51
Cash payments	(40)	(45)	(85)
Non-cash charges	(3)	(1)	(4)
Liability as of June 13, 2015	$61	$14	$75
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
In the 12 weeks ended June 13, 2015 and June 14, 2014, we incurred restructuring charges of $4 million ($3 million after-tax with a nominal amount per share) and $15 million ($14 million after-tax or $0.01 per share), respectively, in conjunction with our 2012 Productivity Plan. In the 24 weeks ended June 13, 2015 and June 14, 2014, we incurred restructuring charges of $10 million ($9 million after-tax or $0.01 per share) and $17 million ($17 million after-tax or $0.01 per share), respectively, in conjunction with our 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs and contract termination costs. All of the restructuring accrual at June 13, 2015 is expected to be paid by the end of 2015.
A summary of our 2012 Productivity Plan charges is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
FLNA	$—	$1	$—	$2
QFNA	—	—	—	—
LAF (a)	—	—	—	(5)
PAB	—	3	1	7
Europe	3	10	6	8
AMEA	1	—	1	2
Corporate	—	1	2	3
	$4	$15	$10	$17

(a)	Income amount represents adjustments of previously recorded amounts.
A summary of our 2012 Productivity Plan activity in 2015 is as follows:

	Severance and Other Employee Costs	Other Costs	Total
Liability as of December 27, 2014	$28	$5	$33
2015 restructuring charges	1	9	10
Cash payments	(11)	(11)	(22)
Non-cash charges	(2)	—	(2)
Liability as of June 13, 2015	$16	$3	$19

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/13/15			12/27/14
Amortizable intangible assets, net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$848	$(90)	$758	$879	$(89)	$790
Reacquired franchise rights	106	(97)	9	107	(95)	12
Brands	1,332	(998)	334	1,361	(1,004)	357
Other identifiable intangibles	585	(308)	277	595	(305)	290
	$2,871	$(1,493)	$1,378	$2,942	$(1,493)	$1,449

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/27/14		6/13/15
FLNA
Goodwill	$291	$(8)	$283
Brands	27	(2)	25
	318	(10)	308

QFNA
Goodwill	175	—	175

LAF
Goodwill	601	(46)	555
Brands	189	(15)	174
	790	(61)	729

PAB
Goodwill	9,889	(39)	9,850
Reacquired franchise rights	7,193	(53)	7,140
Acquired franchise rights	1,538	(11)	1,527
Brands	142	(5)	137
	18,762	(108)	18,654

Europe
Goodwill	3,539	72	3,611
Reacquired franchise rights	571	(24)	547
Acquired franchise rights	199	(7)	192
Brands	2,663	139	2,802
	6,972	180	7,152

AMEA
Goodwill	470	(32)	438
Brands	117	(8)	109
	587	(40)	547

Total goodwill	14,965	(53)	14,912
Total reacquired franchise rights	7,764	(77)	7,687
Total acquired franchise rights	1,737	(18)	1,719
Total brands	3,138	109	3,247
	$27,604	$(39)	$27,565

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	6/13/15	12/27/14
Balance, beginning of year	$1,587	$1,268
Additions for tax positions related to the current year	112	349
Additions for tax positions from prior years	3	215
Reductions for tax positions from prior years	(1)	(81)
Settlement payments	(12)	(70)
Statutes of limitations expiration	(30)	(42)
Translation and other	(9)	(52)
Balance, end of period	$1,650	$1,587
Note 6 - Stock-Based Compensation
The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
Stock-based compensation expense	$68	$68	$144	$140
Restructuring and impairment charges/(credits)	1	—	1	(3)
Total	$69	$68	$145	$137
Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/13/15	6/14/14
Expected life	7 years	6 years
Risk free interest rate	1.8%	1.8%
Expected volatility (a)	15%	16%
Expected dividend yield	2.7%	2.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
For the 12 weeks ended June 13, 2015 and June 14, 2014, our grants of stock options, restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) were nominal.
The following table summarizes awards granted under the terms of our 2007 Long-Term Incentive Plan:

	24 Weeks Ended
	6/13/15		6/14/14
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	1.6	$99.25	3.0	$79.75
RSUs and PSUs	2.6	$99.25	4.2	$79.76
PEPunits	0.3	$99.25	0.4	$79.75

(a)	In millions.

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/13/15	6/14/14	6/13/15	6/14/14	6/13/15	6/14/14
	U.S.		International
Service cost	$100	$90	$26	$24	$8	$8
Interest cost	126	134	29	33	12	14
Expected return on plan assets	(197)	(181)	(45)	(44)	(6)	(6)
Amortization of prior service cost/(credit)	—	4	—	—	(9)	(5)
Amortization of net losses/(gains)	48	41	18	13	1	(1)
	77	88	28	26	6	10
Special termination benefits	1	—	—	—	—	1
Total expense	$78	$88	$28	$26	$6	$11

	24 Weeks Ended
	Pension				Retiree Medical
	6/13/15	6/14/14	6/13/15	6/14/14	6/13/15	6/14/14
	U.S.		International
Service cost	$201	$181	$45	$43	$16	$16
Interest cost	252	268	51	57	24	28
Expected return on plan assets	(393)	(362)	(78)	(76)	(12)	(12)
Amortization of prior service (credit)/cost	(1)	9	—	—	(18)	(10)
Amortization of net losses/(gains)	95	81	32	22	1	(2)
	154	177	50	46	11	20
Special termination benefits	5	8	—	—	1	1
Total expense	$159	$185	$50	$46	$12	$21
During the second quarter of 2014, we made discretionary contributions of $19 million to our international pension plans.

Note 8 - Debt Obligations and Commitments
In the first quarter of 2015, $2.1 billion of senior notes matured and were paid.
In the second quarter of 2015, we issued:

•	$250 million of floating rate notes maturing in April 2018;

•	$500 million of 1.250% senior notes maturing in April 2018;

•	$750 million of 1.850% senior notes maturing in April 2020; and

•	$1 billion of 2.750% senior notes maturing in April 2025.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the second quarter of 2015, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 8, 2020. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in the second quarter of 2015, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 6, 2016. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7725 billion five-year credit agreement dated as of June 9, 2014 and our $3.7725 billion 364-day credit agreement dated as of June 9, 2014. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 13, 2015, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of June 13, 2015, we had $2.9 billion of commercial paper outstanding.

Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
(Gains)/Losses on cash flow hedges:
Foreign exchange contracts	$(2)	$—	$(2)	$—	Net revenue
Foreign exchange contracts	(20)	(5)	(42)	(11)	Cost of sales
Interest rate derivatives	(81)	9	112	14	Interest expense
Commodity contracts	3	7	8	19	Cost of sales
Commodity contracts	3	—	6	(1)	Selling, general and administrative expenses
Net (gains)/losses before tax	(97)	11	82	21
Tax amounts	33	(5)	(37)	(9)
Net (gains)/losses after tax	$(64)	$6	$45	$12

Pension and retiree medical items:
Amortization of prior service credit (a)	$(9)	$—	$(19)	$—
Amortization of net losses (a)	67	53	128	101
Net losses before tax	58	53	109	101
Tax amounts	(18)	(17)	(35)	(33)
Net losses after tax	$40	$36	$74	$68

Total net (gains)/losses reclassified for the period, net of tax	$(24)	$42	$119	$80

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).
Note 10 - Financial Instruments
Derivatives
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
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
For cash flow hedges, the effective portion of changes in fair value is deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including reviewing netting agreements, if any, and a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk.
Commodity Prices
We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, which include swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for agricultural products, metals and energy. Ineffectiveness for derivatives that qualify for hedge accounting treatment was not material for all periods presented. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting treatment are marked to market each period with the resulting gains and losses recorded in corporate unallocated expenses as either cost of sales or selling, general and administrative expenses, depending on the underlying commodity. These gains and losses are subsequently reflected in division results when the divisions recognize the cost of the underlying commodity in operating profit.
Our open commodity derivative contracts had a notional value of $1.0 billion as of June 13, 2015 and $1.2 billion as of December 27, 2014.
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
Our foreign currency derivatives had a total notional value of $2.0 billion as of June 13, 2015 and $2.7 billion as of December 27, 2014. Ineffectiveness for those derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
The notional values of the interest rate derivative instruments outstanding as of June 13, 2015 and December 27, 2014 were $7.8 billion and $9.3 billion, respectively. Ineffectiveness for those derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of June 13, 2015, approximately 26% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to approximately 25% as of December 27, 2014.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of June 13, 2015 and December 27, 2014 were not material. The pre-tax unrealized gains on our investments in marketable equity securities were $120 million and $111 million as of June 13, 2015 and December 27, 2014, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges for the 12 and 24 weeks ended June 13, 2015 and June 14, 2014, respectively.
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

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 13, 2015 and December 27, 2014 are categorized as follows:

	6/13/15		12/27/14
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$132	$—	$124	$—
Debt securities (c)	5,119	—	3,167	—
	$5,251	$—	$3,291	$—
Short-term investments (d)	$204	$—	$197	$—
Prepaid forward contracts (e)	$25	$—	$26	$—
Deferred compensation (f)	$—	$494	$—	$504
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$130	$—	$140	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$64	$30	$76	$12
Interest rate (g)	—	245	1	117
Commodity (i)	—	5	3	10
	$64	$280	$80	$139
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$4	$8	$12	$13
Interest rate (g)	52	67	57	75
Commodity (i)	13	101	18	166
	$69	$176	$87	$254
Total derivatives at fair value (j)	$263	$456	$307	$393
Total	$5,743	$950	$3,821	$897

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of June 13, 2015, $3.3 billion and $1.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 27, 2014, $0.8 billion and $2.4 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of the Company’s available-for-sale debt securities have maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of June 13, 2015 and December 27, 2014, amounts related to non-designated instruments are presented as a net liability on our Condensed Consolidated Balance Sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our Condensed Consolidated Balance Sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the Condensed Consolidated Balance Sheet as of June 13, 2015 and December 27, 2014 were immaterial. Collateral received against any of our asset positions was immaterial.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of June 13, 2015 and December 27, 2014 was $33 billion and $31 billion, respectively, based upon prices of similar instruments in the marketplace.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/13/15	6/14/14	6/13/15	6/14/14	6/13/15	6/14/14
Foreign exchange	$24	$16	$15	$30	$(22)	$(5)
Interest rate	30	(5)	(65)	10	(81)	9
Commodity	13	(2)	2	1	6	7
Total	$67	$9	$(48)	$41	$(97)	$11

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/13/15	6/14/14	6/13/15	6/14/14	6/13/15	6/14/14
Foreign exchange	$16	$(1)	$(26)	$12	$(44)	$(11)
Interest rate	7	(4)	129	5	112	14
Commodity	67	(11)	4	8	14	18
Total	$90	$(16)	$107	$25	$82	$21

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

During the next 12 months, we expect to reclassify net gains of $9 million related to our cash flow hedges from accumulated other comprehensive loss into net income.

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/13/15		6/14/14
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$1,980		$1,978
Preferred shares:
Dividends	—		—
Redemption premium	(1)		(2)
Net income available for PepsiCo common shareholders	$1,979	1,476	$1,976	1,515
Basic net income attributable to PepsiCo per common share	$1.34		$1.30
Net income available for PepsiCo common shareholders	$1,979	1,476	$1,976	1,515
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (b)	—	14	—	16
Employee stock ownership plan (ESOP) convertible preferred stock	1	1	2	1
Diluted	$1,980	1,491	$1,978	1,532
Diluted net income attributable to PepsiCo per common share	$1.33		$1.29

	24 Weeks Ended
	6/13/15		6/14/14
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$3,201		$3,194
Preferred shares:
Dividends	—		—
Redemption premium	(2)		(3)
Net income available for PepsiCo common shareholders	$3,199	1,480	$3,191	1,519
Basic net income attributable to PepsiCo per common share	$2.16		$2.10
Net income available for PepsiCo common shareholders	$3,199	1,480	$3,191	1,519
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (b)	—	16	—	16
ESOP convertible preferred stock	2	1	3	1
Diluted	$3,201	1,497	$3,194	1,536
Diluted net income attributable to PepsiCo per common share	$2.14		$2.08

(a)	Weighted-average common shares outstanding (in millions).

(b)
For the 12 and 24 weeks ended June 13, 2015, options to purchase 1.6 million shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $99.25. For the 12 weeks ended June 14, 2014, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options during the period. For the 24 weeks ended June 14, 2014, options to purchase 0.1 million shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $82.25.

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
In the 24 weeks ended June 13, 2015, our operations outside of North America reflect the months of January through May. Our operations outside of the U.S. generated 43% of our net revenue, with Mexico, Canada, Russia, the United Kingdom, Venezuela and Brazil comprising approximately 21% of our net revenue. As a result, we are exposed to foreign exchange risks in many of the international markets in which we operate. In addition, unstable economic, political and social conditions and civil unrest in certain markets in which our products are sold, including in Russia, Ukraine, Greece and the Middle East, and currency fluctuations in certain of these international markets and in Venezuela (discussed below), continue to result in challenging operating environments. In the 12 and 24 weeks ended June 13, 2015, unfavorable foreign exchange negatively impacted net revenue performance by 10 and 9 percentage points, respectively, primarily due to the Russian ruble, Venezuelan bolivar, euro, Mexican peso and the Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.
The results of our Venezuelan snack and beverage businesses, which are included in our condensed consolidated financial statements for all periods presented, have been reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar.
As of June 13, 2015, there was a three-tiered exchange rate mechanism in Venezuela for exchanging bolivars into U.S. dollars:

•
The government-operated National Center of Foreign Commerce (CENCOEX), which has a fixed exchange rate of 6.3 bolivars per U.S. dollar (fixed exchange rate) mainly intended for the import of essential goods and services by designated industry sectors.

•	The auction-based Supplementary Foreign Currency Administration System (SICAD), which is intended for certain transactions, including foreign investments.

•	An open market Marginal Foreign Exchange System (SIMADI), established in February 2015, which is available to companies and individuals to exchange foreign currency based on supply and demand.
At the end of each period, we remeasure the net monetary assets of our Venezuelan entities from the bolivar to the U.S. dollar at the rate we believe is legally available to us, including for the payment of dividends. Based on our analysis, we continue to believe that, except as noted below, the SICAD exchange rate is the most appropriate rate to remeasure our net monetary assets. We remeasure certain other net monetary assets at the fixed exchange rate, since we believe that requests for remittance of dividends submitted to CENCOEX in certain prior years at the fixed exchange rate and payables for imports of essential goods approved by CENCOEX continue to qualify for settlement at the fixed exchange rate. As of the end of the second quarter of 2015, the SICAD exchange rate was 12.0 bolivars per U.S. dollar. Subsequent to the end of the second quarter of 2015, a SICAD auction was held at which bolivars were exchanged for U.S. dollars at the rate of 12.8 bolivars per U.S. dollar. This change in the SICAD exchange rate will not have a material impact on our financial position or results of operations.
In the 24 weeks ended June 13, 2015, our results of operations in Venezuela, which reflect the months of January through May, generated 2% of our net revenue and 2% of our operating profit. As of June 13, 2015, our operations in Venezuela comprised 7% of our cash and cash equivalents balance. Our bolivar-denominated net monetary assets in Venezuela, which primarily include cash and cash equivalents, approximated $335 million at June 13, 2015. At June 13, 2015, we had pending requests with the Venezuelan government for remittance of dividends of approximately $310 million at the fixed exchange rate. These requests pertain to the years from 2006 to 2012. We are unable to predict the likelihood of Venezuelan government approvals of these requests or any requests that we may file in the future or, if any such requests are approved, the estimated time for remittance. We continue to evaluate available options to obtain U.S. dollars to meet our operational needs in Venezuela. Our non-monetary assets in Venezuela, which primarily include an equity investment in our bottler, intangible assets, inventory and property, plant and equipment, approximated $720 million at June 13, 2015.
We believe that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible to flow through CENCOEX, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how any such mechanisms will operate in the future, as well as the availability of U.S. dollars under each mechanism. We continue to monitor developments closely and may determine in the future that rates other than the SICAD exchange rate or the fixed exchange rate, as applicable, are appropriate for remeasurement of the net monetary assets of our Venezuelan entities. If, at the end of the second quarter of 2015, we had used the SICAD exchange rate, which was 12.0 bolivars per U.S. dollar as of that date, to remeasure the net monetary assets that are currently recorded at the fixed exchange rate, we would have incurred a net charge of approximately $160 million. If, at the end of the second quarter of 2015, we had remeasured all net monetary assets of our Venezuelan businesses at the SIMADI exchange rate, which was approximately 199 bolivars per U.S. dollar as of that date, we would have incurred a net charge of approximately $325 million. If we were to conclude that the SIMADI exchange rate is the appropriate rate for remeasurement of our Venezuelan entities, it would also lead to an impairment of our non-monetary assets, which were approximately $720 million at June 13, 2015. Any such remeasurement and potential impairment charges, if recognized, would be reflected in “Items Affecting Comparability.” In addition, if we were to conclude that the SIMADI exchange rate is the appropriate rate for remeasurement of our Venezuelan entities, our results of operations in Venezuela for the remainder of 2015 would expect to generate approximately 0% of both our net revenue and operating profit. Any further devaluation of the bolivar, change in the currency exchange mechanisms, limitation in the volume of U.S. dollars available for conversion, additional governmental actions or fluctuation of the auction-based SICAD exchange rate could adversely affect our financial position, including a potential impairment of non-monetary assets, results of operations, both for any period in which we determine to remeasure using another rate and on a going forward basis following any such remeasurement, and our ability to make effective business decisions with respect to our Venezuelan operations or to continue to operate in Venezuela in the same manner as we have historically.
During 2014, Russia announced economic sanctions against the United States and other nations that include a ban on imports of certain ingredients and finished goods from specific countries. The sanctions did not have and are not expected to have a material impact on the results of our operations in Russia or our consolidated results or financial position, and we will continue to monitor the economic, operating and political environment in Russia closely. In each of the 24 weeks ended June 13, 2015 and June 14, 2014, 4% and 7%, respectively, of our total net revenue was generated by our operations in Russia. As of June 13, 2015, our long-lived assets in Russia were $5.0 billion.
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of June 13, 2015 and June 14, 2014. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended		24 Weeks Ended
	6/13/15	6/14/14	6/13/15	6/14/14
Operating profit
Mark-to-market net gains	$39	$31	$38	$65
Restructuring and impairment charges	$(25)	$(92)	$(61)	$(190)
Net income attributable to PepsiCo
Mark-to-market net gains	$27	$20	$26	$41
Restructuring and impairment charges	$(19)	$(69)	$(48)	$(145)
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains	$0.02	$0.01	$0.02	$0.03
Restructuring and impairment charges	$(0.01)	$(0.04)	$(0.03)	$(0.09)
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
In the 12 weeks ended June 13, 2015, we recognized $39 million ($27 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with a $2 million net gain recognized in cost of sales and a $37 million net gain recognized in selling, general and administrative expenses. In the 24 weeks ended June 13, 2015, we recognized $38 million ($26 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with a $16 million net loss recognized in cost of sales and a $54 million net gain recognized in selling, general and administrative expenses.
In the 12 weeks ended June 14, 2014, we recognized $31 million ($20 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with a $21 million net gain recognized in cost of sales and a $10 million net gain recognized in selling, general and administrative expenses. In the 24 weeks ended June 14, 2014, we recognized $65 million ($41 million after-tax or $0.03 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with a $67 million net gain recognized in cost of sales and a $2 million net loss recognized in selling, general and administrative expenses.

Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In the 12 and 24 weeks ended June 13, 2015, we incurred restructuring charges of $21 million ($16 million after-tax or $0.01 per share) and $51 million ($39 million after-tax or $0.03 per share), respectively, in conjunction with the 2014 Productivity Plan. In the 12 and 24 weeks ended June 14, 2014, we incurred restructuring charges of $77 million ($55 million after-tax or $0.04 per share) and $173 million ($128 million after-tax or $0.08 per share), respectively, in conjunction with the 2014 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $990 million, of which approximately $715 million represents cash expenditures related to the 2014 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
First quarter 2015	30		36
Second quarter 2015	21		50	(b)
	461		261
Remainder of 2015 (expected)	151		153
2016 - 2019 (expected)	378		301
	$990	(a)	$715

(a)
This total pre-tax charge is expected to consist of approximately $550 million of severance and other employee-related costs, approximately $150 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $290 million for other costs, including costs related to the termination of leases and other contracts. This charge is expected to impact reportable segments approximately as follows: FLNA 13%, QFNA 2%, LAF 15%, PAB 35%, Europe 25%, AMEA 4% and Corporate 6%.

(b)
In 2014, cash expenditures include $10 million reported on the Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions. In the 12 weeks ended June 13, 2015, cash expenditures include $1 million reported on the Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.

2012 Multi-Year Productivity Plan
In the 12 and 24 weeks ended June 13, 2015, we incurred restructuring charges of $4 million ($3 million after-tax with a nominal amount per share) and $10 million ($9 million after-tax or $0.01 per share), respectively, in conjunction with the 2012 Productivity Plan. In the 12 and 24 weeks ended June 14, 2014, we incurred restructuring charges of $15 million ($14 million after-tax or $0.01 per share) and $17 million ($17 million after-tax or $0.01 per share), respectively, in conjunction with the 2012 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $910 million, of which approximately $704 million represents cash expenditures related to the 2012 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2011	$383		$30
2012	279		343
2013	110		133
2014	61		101
First quarter 2015	6		11
Second quarter 2015	4		13	(b)
	843		631
Remainder of 2015 (expected)	67		73
	$910	(a)	$704

(a)
This total pre-tax charge is expected to consist of approximately $540 million of severance and other employee-related costs, approximately $90 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $280 million for other costs, including costs related to the termination of leases and other contracts. This charge is expected to impact reportable segments approximately as follows: FLNA 14%, QFNA 3%, LAF 13%, PAB 24%, Europe 23%, AMEA 9% and Corporate 14%.

(b)	During the 12 weeks ended June 13, 2015, cash expenditures include $2 million reported on the Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.
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

Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For each of the 12 and 24 weeks ended June 13, 2015, total servings increased slightly. For each of the 12 and 24 weeks ended June 14, 2014, total servings increased 1%.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report most of our international beverage volume on a monthly basis. Our second quarter includes beverage volume outside of North America for the months of March, April and May. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.
Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/13/15	6/14/14	Change	6/13/15	6/14/14	Change
Total net revenue	$15,923	$16,894	(6)%	$28,140	$29,517	(5)%
Operating profit
FLNA	$1,007	$937	7%	$1,927	$1,799	7%
QFNA	132	139	(5)%	231	299	(23)%
LAF	285	323	(12)%	489	555	(12)%
PAB	903	868	4%	1,371	1,297	6%
Europe	334	451	(26)%	434	603	(28)%
AMEA	389	381	2%	631	575	10%
Corporate Unallocated
Mark-to-market net gains	39	31		38	65
Restructuring and impairment charges	(1)	(8)		(7)	(5)
Other	(188)	(226)		(417)	(485)
	$(150)	$(203)	(26)%	(386)	(425)	(9)%
Total operating profit	$2,900	$2,896	—%	$4,697	$4,703	—%

Total operating profit margin	18.2%	17.1%	1.1	16.7%	15.9%	0.8
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
On a reported basis, total operating profit was even with the prior year and operating margin increased 1.1 percentage points. Operating profit performance was primarily driven by effective net pricing and planned cost reductions across a number of expense categories, offset by certain operating cost increases, unfavorable foreign exchange and higher commodity costs. Commodity inflation negatively impacted operating profit performance by 7 percentage points, primarily attributable to inflation in the LAF and Europe segments, partially offset by deflation in the FLNA, PAB and AMEA segments. Additionally, less-favorable settlements of promotional spending accruals in the current year, primarily in the PAB segment, and the impact of refranchising a portion of our bottling operations in the AMEA segment each negatively impacted operating profit performance by 1 percentage point. Other corporate unallocated expenses decreased 17%, primarily reflecting decreased pension expense. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 2.5 percentage points to total operating profit performance and increased total operating margin by 0.4 percentage points.
24 Weeks
On a reported basis, total operating profit was even with the prior year and operating margin increased 0.8 percentage points. Operating profit performance was primarily driven by certain operating cost increases, unfavorable foreign exchange, higher commodity costs, as well as higher advertising and marketing expenses, offset by effective net pricing and planned cost reductions across a number of expense categories. Commodity inflation negatively impacted operating profit performance by 6 percentage points, primarily attributable to inflation in the LAF and Europe segments, partially offset by deflation in the FLNA, PAB and AMEA segments. An impairment charge in the QFNA segment associated with our MQD joint venture negatively impacted operating profit performance by 1 percentage point. The net impact of refranchising a portion of our bottling operations in the AMEA segment and the lapping of a gain associated with the sale of agricultural assets in the Europe segment in the prior year had a slight negative impact to operating profit performance. Other corporate unallocated expenses decreased 14%, primarily reflecting decreased pension expense. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 2 percentage points to total operating profit performance and increased total operating margin by 0.3 percentage points.
Other Consolidated Results

	12 Weeks Ended			24 Weeks Ended
	6/13/15	6/14/14	Change	6/13/15	6/14/14		Change
Interest expense, net	$(203)	$(191)	$(12)	$(399)	$(382)		$(17)
Tax rate	26.1%	26.5%		25.0%	25.6%
Net income attributable to PepsiCo	$1,980	$1,978	—%	$3,201	$3,194		—%
Net income attributable to PepsiCo per common share - diluted	$1.33	$1.29	3%	$2.14	$2.08		3%
Mark-to-market net gains	(0.02)	(0.01)		(0.02)	(0.03)
Restructuring and impairment charges	0.01	0.04		0.03	0.09
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.32	$1.32	—%	$2.15	$2.15	(b)	—%
Impact of foreign exchange translation			11				11
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			11%				11%
(a)   See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net interest expense increased $12 million, primarily reflecting higher interest rates on our debt and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by higher interest income due to higher investment interest rates.
The reported tax rate decreased 0.4 percentage points, primarily due to favorable income mix partially offset by lapping the favorable resolution of certain tax matters in the prior year quarter.
Net income attributable to PepsiCo was even with the prior year and net income attributable to PepsiCo per common share increased 3%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 3 percentage points to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.
24 Weeks
Net interest expense increased $17 million, primarily reflecting higher interest rates on our debt and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by higher interest income due to higher investment interest rates.
The reported tax rate decreased 0.6 percentage points primarily due to a reduction of state income taxes and income mix shift.
Net income attributable to PepsiCo was even with the prior year and net income attributable to PepsiCo per common share increased 3%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 2.5 percentage points to net income attributable to PepsiCo and nearly 3 percentage points to net income attributable to PepsiCo per common share.
Results of Operations – Division Review
The results and discussions below are based on how our Chief Executive Officer monitored the performance of our divisions during the periods presented. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
6/13/15	$3,452	$546	$2,000	$5,337	$2,788	$1,800	$15,923
6/14/14	$3,387	$564	$2,122	$5,281	$3,657	$1,883	$16,894
% Impact of:
Volume (a)	—%	—%	3%	—%	(4)%	3%	—%
Effective net pricing (b)	3	(1)	20	3	5	2	5
Foreign exchange translation	(1)	(1)	(29)	(2)	(24)	(4)	(10)
Acquisitions and divestitures	—	—	—	—	—	(5.5)	(1)
Reported Growth (c)	2%	(3)%	(6)%	1%	(24)%	(4)%	(6)%

Net Revenue
24 Weeks Ended	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
6/13/15	$6,771	$1,185	$3,279	$9,770	$4,265	$2,870	$28,140
6/14/14	$6,606	$1,198	$3,460	$9,707	$5,618	$2,928	$29,517
% Impact of:
Volume (a)	1%	1%	1%	—%	(4)%	5%	—%
Effective net pricing (b)	2	(1)	20	3	5	—	5
Foreign exchange translation	(1)	(1)	(26)	(2)	(25)	(3)	(9)
Acquisitions and divestitures	—	—	—	—	—	(4)	—
Reported Growth (c)	2.5%	(1)%	(5)%	1%	(24)%	(2)%	(5)%

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

12 Weeks Ended 6/13/15	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	2%	(3)%	(6)%	1%	(24)%	(4)%	(6)%
% Impact of:
Foreign exchange translation	1	1	29	2	24	4	10
Acquisitions and divestitures	—	—	—	—	—	5.5	1
Organic Growth (a)	3%	(1.5)%	23%	3%	0.5%	5%	5%

24 Weeks Ended 6/13/15	FLNA	QFNA	LAF	PAB	Europe	AMEA	Total
Reported Growth	2.5%	(1)%	(5)%	1%	(24)%	(2)%	(5)%
% Impact of:
Foreign exchange translation	1	1	26	2	25	3	9
Acquisitions and divestitures	—	—	—	—	—	4	—
Organic Growth (a)	3%	1%	21%	2.5%	1%	5%	5%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/15	6/14/14	Change	6/13/15	6/14/14	Change
Net revenue	$3,452	$3,387	2	$6,771	$6,606	2.5
Impact of foreign exchange translation			1			1
Net revenue growth, on a constant currency basis (a)			3			3	(b)

Operating profit	$1,007	$937	7	$1,927	$1,799	7
Restructuring and impairment charges	2	13		8	26
Operating profit excluding above item (a)	$1,009	$950	6	$1,935	$1,825	6
Impact of foreign exchange translation			1			1
Operating profit growth excluding above item, on a constant currency basis (a)			7			7
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net revenue grew 2% and volume was even with the prior year. The net revenue growth was primarily driven by effective net pricing. The volume performance reflects mid-single-digit growth in trademark Tostitos and Fritos and low-single-digit growth in variety packs, offset by a low-single-digit decline in trademark Lay’s and a high-single-digit decline in trademark Ruffles.
Operating profit grew 7%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 5 percentage points to operating profit growth, primarily cooking oil and packaging. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher advertising and marketing expenses and a nominal net impact of actuarial adjustments.
24 Weeks
Net revenue grew 2.5% and volume grew 2%. Net revenue growth was primarily driven by effective net pricing and volume growth. The volume growth reflects high-single-digit growth in variety packs, mid-single-growth in trademark Tostitos, double-digit growth in trademark Smartfood and low-single-digit growth in trademark Doritos. These increases were partially offset by a mid-single-digit decline in trademark Ruffles.
Operating profit grew 7%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 5 percentage points to operating profit growth, primarily cooking oil and packaging. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/15	6/14/14	Change	6/13/15	6/14/14	Change
Net revenue	$546	$564	(3)	$1,185	$1,198	(1)
Impact of foreign exchange translation			1			1
Net revenue growth, on a constant currency basis (a)			(2)			—

Operating profit	$132	$139	(5)	$231	$299	(23)
Restructuring and impairment charges	—	—		1	2
Operating profit excluding above item (a)	$132	$139	(5)	$232	$301	(23)
Impact of foreign exchange translation			—			1
Operating profit growth excluding above item, on a constant currency basis (a)			(5)			(22)
(a) See “Non-GAAP Measures.”

12 Weeks
Net revenue declined 3% and volume declined 1%. The net revenue decline reflects unfavorable net pricing, unfavorable foreign exchange, which negatively impacted net revenue performance by 1 percentage point, and a slight negative impact relating to the divestiture of a cereal business in the prior year. The volume decline was driven by a double-digit decline in MQD products, low-single-digit declines in bars and Aunt Jemima syrup and mix, and a mid-single-digit decline in grits, partially offset by high-single-digit growth in ready-to-eat cereals.
Operating profit decreased 5%, reflecting certain operating cost increases, the net revenue performance and higher advertising and marketing expenses, as well as lapping favorable settlements of promotional spending accruals in the prior year, which negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories and favorable product mix. In addition, the divestiture of a cereal business in the prior year negatively impacted operating profit performance by 1 percentage point.
24 Weeks
Net revenue decreased 1% and volume grew 0.5%. The net revenue decline reflects unfavorable net pricing, unfavorable foreign exchange, which negatively impacted net revenue performance by 1 percentage point, and a slight negative impact relating to the divestiture of a cereal business in the prior year. These impacts were partially offset by the volume growth. The volume growth primarily reflects high-single-digit growth in ready-to-eat cereals and low-single-digit growth in Oatmeal, partially offset by a double-digit decline in MQD products and a mid-single-digit decline in grits.
Operating profit decreased 23%, primarily reflecting an impairment charge associated with our MQD joint venture, which negatively impacted operating profit performance by 22 percentage points. Operating profit performance was also negatively impacted by certain operating cost increases, higher advertising and marketing expenses and the unfavorable net pricing. These impacts were partially offset by planned cost reductions across a number of expense categories, favorable product mix and the volume growth. In addition, the divestiture of a cereal business in the prior year negatively impacted operating profit performance by 1 percentage point.

Latin America Foods

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/15	6/14/14	Change	6/13/15	6/14/14	Change
Net revenue	$2,000	$2,122	(6)	$3,279	$3,460	(5)
Impact of foreign exchange translation			29			26
Net revenue growth, on a constant currency basis (a)			23			21

Operating profit	$285	$323	(12)	$489	$555	(12)
Restructuring and impairment charges	4	5		6	1
Operating profit excluding above item (a)	$289	$328	(12)	$495	$556	(11)
Impact of foreign exchange translation			27			29
Operating profit growth excluding above item, on a constant currency basis (a)			15			18
(a) See “Non-GAAP Measures.”

12 Weeks
Net revenue declined 6%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 29 percentage points, including 14 percentage points from Venezuela. This decline was partially offset by effective net pricing, including 16 percentage points of inflation-based pricing from Venezuela, and volume growth.
Volume grew 3%, primarily reflecting a mid-single-digit increase in Mexico, partially offset by a low-single-digit decline in Brazil.
Operating profit declined 12%, reflecting certain operating cost increases. Additionally, higher commodity costs, led by packaging inflation from Venezuela, negatively impacted operating profit performance by 61 percentage points. These impacts were offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. In addition, unfavorable foreign exchange negatively impacted operating profit performance by 27 percentage points. The results of our Venezuela business negatively impacted operating profit performance by 8 percentage points. For additional information on Venezuela, see “Our Business Risks.”
24 Weeks
Net revenue declined 5%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 26 percentage points, including 14 percentage points from Venezuela. This decline was partially offset by effective net pricing, including 16 percentage points of inflation-based pricing from Venezuela, and volume growth.
Volume grew 2%, primarily reflecting a low-single-digit increase in Mexico, partially offset by a mid-single-digit decline in Brazil.
Operating profit declined 12%, reflecting certain operating cost increases. Additionally, higher commodity costs, led by packaging inflation from Venezuela, negatively impacted operating profit performance by 54 percentage points. These impacts were offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. In addition, unfavorable foreign exchange negatively impacted operating profit performance by 29 percentage points, including a 16-percentage-point impact from Venezuela. The results of our Venezuela business negatively impacted operating profit performance by 6 percentage points.

PepsiCo Americas Beverages

	12 Weeks Ended		%	24 Weeks Ended		%
	6/13/15	6/14/14	Change	6/13/15	6/14/14	Change
Net revenue	$5,337	$5,281	1	$9,770	$9,707	1
Impact of foreign exchange translation			2			2
Net revenue growth, on a constant currency basis (a)			3			2.5	(b)

Operating profit	$903	$868	4	$1,371	$1,297	6
Restructuring and impairment charges	8	36		15	122
Operating profit excluding above item (a)	$911	$904	1	$1,386	$1,419	(2)
Impact of foreign exchange translation			9			10
Operating profit growth excluding above item, on a constant currency basis (a)			10			8
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net revenue grew 1%, primarily reflecting effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 2 percentage points.
Volume increased nearly 1%, reflecting a 2% increase in Latin America and even volume in North America. Latin America increased 2% primarily reflecting a double-digit increase in Chile, a high-single-digit increase in Argentina and a low-single-digit increase in Mexico, partially offset by a double-digit decline in Brazil. North America volume was driven by a 4% increase in non-carbonated beverages, offset by a 3% decline in CSDs. The non-carbonated beverage volume growth primarily reflected a high-single-digit increase in our water portfolio and a mid-single-digit increase in Gatorade sports drinks.
Reported operating profit increased 4%. Excluding the item affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 1%. This increase primarily reflects the effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs and certain insurance adjustments, which contributed 5 percentage points and 2 percentage points to reported operating profit growth, respectively. These impacts were partially offset by certain operating cost increases, as well as unfavorable settlements of promotional spending accruals compared to the prior year, which reduced reported operating profit growth by 3 percentage points. Unfavorable foreign exchange reduced operating profit growth by 9 percentage points, including a 7-percentage-point impact from Venezuela. The results of our Venezuelan businesses reduced reported operating profit growth by 3 percentage points. For additional information on Venezuela, see “Our Business Risks.”
24 Weeks
Net revenue grew nearly 1%, primarily reflecting effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 2 percentage points.
Volume was even with the prior year and included a slight positive contribution from certain of our bottler’s brands related to our joint venture in Chile. Latin America, excluding the impact from certain of our bottler’s brands in Chile, increased 2% primarily reflecting a mid-single-digit increase in Mexico and a double-digit increase in Chile, partially offset by a double-digit decline in Brazil. North America volume declined slightly, driven by a 2% decline in CSDs, largely offset by a 3% increase in non-carbonated beverages. The non-

carbonated beverage volume growth primarily reflected a high-single-digit increase in our water portfolio and a mid-single-digit increase in Gatorade sports drinks.
Reported operating profit increased 6%. Excluding the item affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 2%. This decrease primarily reflects certain operating cost increases and higher advertising and marketing expenses, as well as the lapping of favorable settlements of promotional spending accruals in the prior year, which reduced reported operating profit growth by 2 percentage points. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 5 percentage points to reported operating profit growth. Unfavorable foreign exchange negatively impacted operating profit performance by 10 percentage points, including an 8-percentage-point impact from Venezuela. The results of our Venezuelan businesses reduced reported operating profit growth by 5 percentage points.

PepsiCo Europe

	12 Weeks Ended		%		24 Weeks Ended		%
	6/13/15	6/14/14	Change		6/13/15	6/14/14	Change
Net revenue	$2,788	$3,657	(24)		$4,265	$5,618	(24)
Impact of foreign exchange translation			24				25
Net revenue growth, on a constant currency basis (a)			0.5	(b)			1

Operating profit	$334	$451	(26)		$434	$603	(28)
Restructuring and impairment charges	7	23			19	23
Operating profit excluding above item (a)	$341	$474	(28)		$453	$626	(28)
Impact of foreign exchange translation			22				23
Operating profit growth excluding above item, on a constant currency basis (a)			(6)				(5)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net revenue decreased 24%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 24 percentage points, including 12 percentage points from Russia, as well as net volume declines. These impacts were partially offset by effective net pricing.
Snacks volume grew slightly, primarily reflecting high-single-digit growth in Turkey, mid-single-digit growth in South Africa and low-single-digit growth in the United Kingdom and the Netherlands, largely offset by a mid-single-digit decline in Russia.
Beverage volume declined 6%, primarily reflecting a double-digit decline in Russia, partially offset by mid-single-digit growth in Turkey and high-single-digit growth in France and Poland. Additionally, Germany experienced a mid-single-digit decline and the United Kingdom experienced a low-single-digit decline.
Operating profit decreased 26%, reflecting higher commodity costs, which negatively impacted operating profit performance by 22 percentage points and primarily reflected foreign exchange transactional losses, as well as certain operating cost increases and the net volume declines. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories. Unfavorable foreign exchange negatively impacted operating profit performance by 22 percentage points.

24 Weeks
Net revenue decreased 24%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 25 percentage points, including 14 percentage points from Russia, as well as volume declines. These impacts were partially offset by effective net pricing.
Snacks volume declined slightly, primarily reflecting a mid-single-digit decline in Russia, partially offset by mid-single-digit growth in Turkey, low-single-digit growth in the United Kingdom and South Africa and slight growth in the Netherlands.
Beverage volume declined 6%, primarily reflecting a double-digit decline in Russia and a high-single-digit decline in Germany, partially offset by mid-single-digit growth in Turkey, France and Poland. Additionally, the United Kingdom experienced a mid-single-digit decline.
Operating profit decreased 28%, reflecting certain operating cost increases, as well as higher commodity costs, which negatively impacted operating profit performance by 22 percentage points and primarily reflected foreign exchange transactional losses, and the volume declines. Unfavorable foreign exchange and the lapping of a gain associated with the sale of agricultural assets in Russia in the prior year negatively impacted operating profit performance by 23 percentage points and 5 percentage points, respectively. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories.

PepsiCo Asia, Middle East and Africa

	12 Weeks Ended		%		24 Weeks Ended		%
	6/13/15	6/14/14	Change		6/13/15	6/14/14	Change
Net revenue	$1,800	$1,883	(4)		$2,870	$2,928	(2)
Impact of foreign exchange translation			4				3
Net revenue growth, on a constant currency basis (a)			(0.5)	(b)			1.5	(b)

Operating profit	$389	$381	2		$631	$575	10
Restructuring and impairment charges	3	7			5	11
Operating profit excluding above item (a)	$392	$388	1		$636	$586	9
Impact of foreign exchange translation			2.5				2
Operating profit growth excluding above item, on a constant currency basis (a)			3.5				11
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net revenue declined 4%, reflecting the impact of refranchising a portion of our beverage businesses in India and the Middle East, which negatively impacted net revenue performance by 5.5 percentage points. Unfavorable foreign exchange negatively impacted net revenue performance by 4 percentage points. These impacts were partially offset by volume growth and effective net pricing.
Snacks volume grew 4%, reflecting high-single-digit growth in India and mid-single-digit growth in China and the Middle East, partially offset by a double-digit decline in Thailand. Additionally, Australia experienced low-single-digit growth.

Beverage volume grew 1%, driven by double-digit growth in Pakistan, mid-single-digit growth in the Philippines and low-single-digit growth in the Middle East and China, partially offset by a double-digit decline in India.
Operating profit increased 2%, primarily reflecting the volume growth and effective net pricing, as well as planned cost reductions across a number of expense categories. In addition, lower commodity costs increased operating profit growth by 3 percentage points. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses. Additionally, the impact of refranchising a portion of our beverage businesses in India and the Middle East reduced operating profit growth by 6 percentage points. Unfavorable foreign exchange reduced operating profit growth by 2.5 percentage points.
24 Weeks
Net revenue declined 2%, reflecting the impact of refranchising a portion of our beverage businesses in India and the Middle East, which negatively impacted net revenue performance by 4 percentage points, offset by volume growth and effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 3 percentage points.
Snacks volume grew 6%, reflecting double-digit growth in China and India and high-single-digit growth in the Middle East, partially offset by a double-digit decline in Thailand. Additionally, Australia experienced low-single-digit growth.
Beverage volume grew 1%, driven by double-digit growth in Pakistan and mid-single-digit growth in the Middle East and the Philippines, partially offset by a mid-single-digit decline in China and a high-single-digit decline in India.
Operating profit increased 10%, primarily reflecting the volume growth and effective net pricing, as well as planned cost reductions across a number of expense categories. In addition, lower commodity costs increased operating profit growth by 3 percentage points. The net impact of the refranchising of a portion of our beverage businesses in India and the Middle East contributed 3 percentage points to operating profit growth, which included a 7-percentage-point positive impact related to a pre-tax gain from the refranchising in India. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 2 percentage points.

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
As of June 13, 2015, we had cash, cash equivalents and short-term investments of $8.7 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions. In addition, currency restrictions enacted by the government in Venezuela have impacted our ability to pay dividends outside of the country from our snack and beverage operations in Venezuela. As of June 13, 2015, our operations in Venezuela comprised 7% of our cash and cash equivalents balance. For additional information on our operations in Venezuela, see “Our Business Risks.”
Operating Activities
During the 24 weeks in 2015, net cash provided by operating activities was $2.8 billion, compared to $2.7 billion in the prior year period. The operating cash flow performance primarily reflects favorable working capital comparisons to the prior year.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 24 weeks in 2015, net cash used for investing activities was $158 million, primarily reflecting net capital spending of $806 million, partially offset by net maturities of debt securities of $594 million. See Note 10 to our condensed consolidated financial statements for further discussion of our investments in debt securities.
We expect 2015 net capital spending to be approximately $3.0 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 24 weeks in 2015, net cash used for financing activities was $1.1 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $4.1 billion, partially offset by net proceeds from short-term borrowings of $2.2 billion, net proceeds from long-term debt borrowings of $0.4 billion and proceeds from exercises of stock options of $0.3 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a new share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock from July 1, 2015 through June 30, 2018. This repurchase program is in addition to the current $10.0 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and expires on June 30, 2016. On February 11, 2015, we also announced a 7% increase in our annualized dividend to $2.81 per share from $2.62 per share, effective with the dividend paid in June 2015. We expect to return a total of $8.5 billion to $9.0 billion to shareholders in 2015 through share repurchases of approximately $4.5 billion to $5.0 billion and dividends of approximately $4.0 billion. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.
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

	24 Weeks Ended
	6/13/15	6/14/14	% Change
Net cash provided by operating activities	$2,761	$2,672	3
Capital spending	(832)	(921)
Sales of property, plant and equipment	26	42
Free cash flow	1,955	1,793	9
Discretionary pension and retiree medical contributions	—	19
Payments related to restructuring charges (after-tax)	105	117
Net capital investments related to restructuring plan	—	1
Free cash flow excluding above items	$2,060	$1,930	7
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
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 13, 2015, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 13, 2015 and June 14, 2014, and the related Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 13, 2015 and June 14, 2014. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
July 9, 2015

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
During our second fiscal quarter of 2015, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 21, 2015.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the second quarter of 2015 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
3/21/2015				$2,186

3/22/15 - 4/18/15	5.6	$96.02	5.6	(535)
				1,651
4/19/15 - 5/16/15	1.6	$96.42	1.6	(152)
				1,499
5/17/15 - 6/13/15	3.4	$95.60	3.4	(327)
Total	10.6	$95.95	10.6	$1,172
(1) All shares were repurchased in open market transactions pursuant to the $10 billion repurchase program authorized by our Board of Directors and publicly announced on February 14, 2013, which commenced on July 1, 2013 and expires on June 30, 2016.
(2) Does not include shares authorized for repurchase under a new program for repurchases of up to $12 billion of our common stock announced on February 11, 2015, from July 1, 2015 through June 30, 2018. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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
The following table summarizes our convertible preferred share repurchases during the second quarter of 2015.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/22/15 - 4/18/15	—	$—	N/A	N/A

4/19/15 - 5/16/15	—	$—	N/A	N/A

5/17/15 - 6/13/15	2,000	$478.53	N/A	N/A
Total	2,000	$478.53	N/A	N/A
ITEM 5. Other Information.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates. As previously disclosed, one of our foreign subsidiaries historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. The office ceased all commercial activity since the enactment of ITRA. During our 2014 fiscal year, our foreign subsidiary received a license from the U.S. Treasury Department’s Office of Foreign Assets Control authorizing it to engage in activities related to the winding down of the office in Iran and started the process of winding down its office. The license expired during the second quarter of 2015 and the foreign subsidiary ceased the process of winding down the office upon such expiration, applied for a new license and plans to restart the winding-down process upon receipt of the new license. The foreign subsidiary did not engage in any activities in Iran other than wind-down activities in the second quarter of 2015, or have any revenues or profits attributable to activities in Iran during the second quarter of 2015.
In connection with the changes discussed under “Changes to Organizational Structure” in Note 1 to our condensed consolidated financial statements, on July 8, 2015, Albert P. Carey was named Chief Executive Officer of North America Beverages and Laxman Narasimhan was named Chief Executive Officer of Latin America. Sanjeev Chadha continues as Chief Executive Officer of the realigned Asia, Middle East and North Africa segment and Ramon Laguarta continues as Chief Executive Officer of the realigned Europe Sub-Saharan Africa segment.

ITEM 6. Exhibits.

See “Index to Exhibits” on page 52.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 9, 2015	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	July 9, 2015	/s/ Tony West
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

Exhibit 4.1
Form of Floating Rate Notes due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

Exhibit 4.2
Form of 1.250% Senior Notes due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

Exhibit 4.3
Form of 1.850% Senior Notes due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

Exhibit 4.4
Form of 2.750% Senior Notes due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

Exhibit 10.1
Five-Year Credit Agreement, dated as of June 8, 2015, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.