Form 10-Q
period 2015-09-05
PEPSICO INC
filed 2015-10-06
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 5, 2015 (36 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of September 30, 2015 was 1,456,850,777.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/5/2015	9/6/2014	9/5/2015	9/6/2014
Net Revenue	$16,331	$17,218	$44,471	$46,735
Cost of sales	7,395	7,995	20,004	21,520
Gross profit	8,936	9,223	24,467	25,215
Selling, general and administrative expenses	6,143	6,354	16,942	17,600
Venezuela impairment charges	1,359	—	1,359	—
Amortization of intangible assets	18	22	53	65
Operating Profit	1,416	2,847	6,113	7,550
Interest expense	(225)	(215)	(653)	(625)
Interest income and other	2	23	31	51
Income before income taxes	1,193	2,655	5,491	6,976
Provision for income taxes	650	637	1,723	1,744
Net income	543	2,018	3,768	5,232
Less: Net income attributable to noncontrolling interests	10	10	34	30
Net Income Attributable to PepsiCo	$533	$2,008	$3,734	$5,202
Net Income Attributable to PepsiCo per Common Share
Basic	$0.36	$1.33	$2.53	$3.43
Diluted	$0.36	$1.32	$2.50	$3.40
Weighted-average common shares outstanding
Basic	1,467	1,507	1,475	1,515
Diluted	1,483	1,525	1,492	1,532
Cash dividends declared per common share	$0.7025	$0.655	$2.06	$1.8775

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 9/5/2015			36 Weeks Ended 9/5/2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$543			$3,768
Other Comprehensive Loss
Currency translation:
Currency translation adjustment	$(1,600)	$—	(1,600)	$(2,107)	$—	(2,107)
Reclassification associated with Venezuelan entities	111	—	111	111	—	111
Cash flow hedges:
Reclassification of net losses to net income	6	(3)	3	88	(40)	48
Net derivative gains/(losses)	13	(1)	12	(94)	43	(51)
Pension and retiree medical:
Reclassification of net losses to net income	58	(18)	40	167	(53)	114
Reclassification associated with Venezuelan entities	20	(4)	16	20	(4)	16
Remeasurement of net liabilities and translation	16	(5)	11	31	(7)	24
Unrealized losses on securities	(11)	5	(6)	(2)	1	(1)
Total Other Comprehensive Loss	$(1,387)	$(26)	(1,413)	$(1,786)	$(60)	(1,846)
Comprehensive (loss)/income			(870)			1,922
Comprehensive income attributable to noncontrolling interests			(10)			(33)
Comprehensive (Loss)/Income Attributable to PepsiCo			$(880)			$1,889

	12 Weeks Ended 9/6/2014			36 Weeks Ended 9/6/2014
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$2,018			$5,232
Other Comprehensive Loss
Currency translation adjustment	$(737)	$—	(737)	$(1,151)	$—	(1,151)
Cash flow hedges:
Reclassification of net losses to net income	109	(37)	72	130	(46)	84
Net derivative losses	(42)	16	(26)	(67)	23	(44)
Pension and retiree medical:
Reclassification of net losses to net income	55	(18)	37	156	(51)	105
Remeasurement of net liabilities and translation	(10)	5	(5)	(20)	8	(12)
Unrealized losses on securities	(13)	7	(6)	(2)	1	(1)
Total Other Comprehensive Loss	$(638)	$(27)	(665)	$(954)	$(65)	(1,019)
Comprehensive income			1,353			4,213
Comprehensive income attributable to noncontrolling interests			(10)			(30)
Comprehensive Income Attributable to PepsiCo			$1,343			$4,183

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	36 Weeks Ended
	9/5/2015	9/6/2014
Operating Activities
Net income	$3,768	$5,232
Depreciation and amortization	1,644	1,794
Stock-based compensation expense	208	207
Restructuring and impairment charges	113	258
Cash payments for restructuring charges	(149)	(169)
Charge related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	73	—
Venezuela impairment charges	1,359	—
Excess tax benefits from share-based payment arrangements	(85)	(86)
Pension and retiree medical plan expenses	326	368
Pension and retiree medical plan contributions	(165)	(196)
Deferred income taxes and other tax charges and credits	186	(8)
Change in assets and liabilities:
Accounts and notes receivable	(1,553)	(1,582)
Inventories	(574)	(481)
Prepaid expenses and other current assets	(157)	(18)
Accounts payable and other current liabilities	1,014	537
Income taxes payable	1,002	1,115
Other, net	(235)	(278)
Net Cash Provided by Operating Activities	6,775	6,693

Investing Activities
Capital spending	(1,463)	(1,540)
Sales of property, plant and equipment	63	60
Acquisitions and investments in noncontrolled affiliates	(24)	(81)
Reduction of cash due to Venezuela deconsolidation	(568)	—
Divestitures	75	186
Short-term investments, by original maturity:
More than three months - purchases	(2,391)	(5,423)
More than three months - maturities	3,005	—
Three months or less, net	—	117
Other investing, net	(3)	3
Net Cash Used for Investing Activities	(1,306)	(6,678)

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued) PepsiCo, Inc. and Subsidiaries (in millions, unaudited)

	36 Weeks Ended
	9/5/2015	9/6/2014
Financing Activities
Proceeds from issuances of long-term debt	$5,719	$3,364
Payments of long-term debt	(4,066)	(2,186)
Short-term borrowings, by original maturity:
More than three months - proceeds	13	32
More than three months - payments	(31)	(10)
Three months or less, net	1,431	2,117
Cash dividends paid	(3,008)	(2,745)
Share repurchases - common	(3,199)	(3,207)
Share repurchases - preferred	(3)	(7)
Proceeds from exercises of stock options	327	561
Excess tax benefits from share-based payment arrangements	85	86
Other financing	(26)	(32)
Net Cash Used for Financing Activities	(2,758)	(2,027)
Effect of exchange rate changes on cash and cash equivalents	(147)	(81)
Net Increase/(Decrease) in Cash and Cash Equivalents	2,564	(2,093)
Cash and Cash Equivalents, Beginning of Year	6,134	9,375
Cash and Cash Equivalents, End of Period	$8,698	$7,282

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet PepsiCo, Inc. and Subsidiaries (in millions)

	(Unaudited)
	9/5/2015	12/27/2014
Assets
Current Assets
Cash and cash equivalents	$8,698	$6,134
Short-term investments	1,981	2,592
Accounts and notes receivable, less allowance: 9/15 - $140 and 12/14 - $137	7,666	6,651
Inventories:
Raw materials	1,410	1,593
Work-in-process	279	173
Finished goods	1,435	1,377
	3,124	3,143
Prepaid expenses and other current assets	1,345	2,143
Total Current Assets	22,814	20,663
Property, Plant and Equipment	35,390	36,300
Accumulated Depreciation	(19,259)	(19,056)
	16,131	17,244
Amortizable Intangible Assets, net	1,312	1,449
Goodwill	14,407	14,965
Other Nonamortizable Intangible Assets	12,081	12,639
Nonamortizable Intangible Assets	26,488	27,604
Investments in Noncontrolled Affiliates	2,285	2,689
Other Assets	872	860
Total Assets	$69,902	$70,509

(Continued on following page)

Condensed Consolidated Balance Sheet (continued) PepsiCo, Inc. and Subsidiaries (in millions except per share amounts)

	(Unaudited)
	9/5/2015	12/27/2014
Liabilities and Equity
Current Liabilities
Short-term obligations	$5,525	$5,076
Accounts payable and other current liabilities	13,546	13,016
Total Current Liabilities	19,071	18,092
Long-term Debt Obligations	26,318	23,821
Other Liabilities	5,915	5,744
Deferred Income Taxes	5,019	5,304
Total Liabilities	56,323	52,961
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(184)	(181)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,462 and 1,488 shares, respectively)	24	25
Capital in excess of par value	4,021	4,115
Retained earnings	49,767	49,092
Accumulated other comprehensive loss	(12,514)	(10,669)
Repurchased common stock, in excess of par value (404 and 378 shares, respectively)	(27,694)	(24,985)
Total PepsiCo Common Shareholders’ Equity	13,604	17,578
Noncontrolling interests	118	110
Total Equity	13,579	17,548
Total Liabilities and Equity	$69,902	$70,509

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/5/2015		9/6/2014
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(181)	(0.6)	(171)
Redemptions	—	(3)	—	(7)
Balance, end of period	(0.7)	(184)	(0.6)	(178)
Common Stock
Balance, beginning of year	1,488	25	1,529	25
Repurchased common stock	(26)	(1)	(26)	—
Balance, end of period	1,462	24	1,503	25
Capital in Excess of Par Value
Balance, beginning of year		4,115		4,095
Stock-based compensation expense		208		207
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(175)		(200)
Withholding tax on RSUs and PSUs converted		(125)		(89)
Other		(2)		15
Balance, end of period		4,021		4,028
Retained Earnings
Balance, beginning of year		49,092		46,420
Net income attributable to PepsiCo		3,734		5,202
Cash dividends declared – common		(3,034)		(2,839)
Cash dividends declared – preferred		(1)		—
Cash dividends declared – RSUs and PSUs		(24)		(19)
Balance, end of period		49,767		48,764
Accumulated Other Comprehensive Loss
Balance, beginning of year		(10,669)		(5,127)
Currency translation:
Currency translation adjustment		(2,106)		(1,151)
Reclassification associated with Venezuelan entities		111		—
Cash flow hedges, net of tax:
Reclassification of net losses to net income		48		84
Net derivative losses		(51)		(44)
Pension and retiree medical, net of tax:
Reclassification of net losses to net income		114		105
Reclassification associated with Venezuelan entities		16		—
Remeasurement of net liabilities and translation		24		(12)
Unrealized losses on securities, net of tax		(1)		(1)
Balance, end of period		(12,514)		(6,146)
Repurchased Common Stock
Balance, beginning of year	(378)	(24,985)	(337)	(21,004)
Share repurchases	(34)	(3,273)	(38)	(3,264)
Stock option exercises	5	382	10	643
Other	3	182	2	162
Balance, end of period	(404)	(27,694)	(363)	(23,463)
Total PepsiCo Common Shareholders’ Equity		13,604		23,208
Noncontrolling Interests
Balance, beginning of year		110		110
Net income attributable to noncontrolling interests		34		30
Distributions to noncontrolling interests		(23)		(23)
Currency translation adjustment		(1)		—
Other, net		(2)		(1)
Balance, end of period		118		116
Total Equity		$13,579		$23,187

(a)	Includes total tax benefits of $59 million in 2015 and $45 million in 2014.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of September 5, 2015 and Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 5, 2015 and September 6, 2014, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 5, 2015 and September 6, 2014 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, except as set forth in the following paragraph. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the full year.
Prior to the end of the third quarter of 2015, the financial position and results of operations of our Venezuelan snack and beverage businesses were included in our Condensed Consolidated Financial Statements. Effective as of the end of the third quarter of 2015, we do not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries, and therefore we deconsolidated our Venezuelan subsidiaries from our Condensed Consolidated Financial Statements. See “Venezuela” below, and further unaudited information in “Our Business Risks” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our Divisions
As previously disclosed, effective beginning with our third quarter of 2015, we realigned certain of our reportable segments to be consistent with certain changes to our organizational structure and how the Chief Executive Officer monitors the performance of these segments. Our historical segment reporting has been retrospectively revised to reflect our current organizational structure.

We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	North America Beverages (NAB), which includes all of our beverage businesses in North America;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		36 Weeks Ended
Net Revenue	9/5/2015	9/6/2014	9/5/2015	9/6/2014
FLNA	$3,555	$3,526	$10,326	$10,132
QFNA	583	586	1,768	1,784
NAB	5,360	5,148	14,771	14,435
Latin America	2,283	2,413	5,921	6,293
ESSA	2,918	3,794	7,227	9,460
AMENA	1,632	1,751	4,458	4,631
Total division	$16,331	$17,218	$44,471	$46,735

	12 Weeks Ended		36 Weeks Ended
Operating Profit	9/5/2015	9/6/2014	9/5/2015	9/6/2014
FLNA	$1,085	$1,025	$3,012	$2,824
QFNA (a)	150	150	381	449
NAB (b)	860	753	2,146	1,854
Latin America (c)	(994)	432	(420)	1,183
ESSA	398	481	860	1,111
AMENA (d) (e) (f)	199	293	802	841
Total division	1,698	3,134	6,781	8,262
Corporate Unallocated
Mark-to-market net (losses)/gains	(28)	(33)	10	32
Restructuring and impairment charges	(4)	(15)	(11)	(20)
Other	(250)	(239)	(667)	(724)
	$1,416	$2,847	$6,113	$7,550

(a)
Operating profit for QFNA for the 36 weeks ended September 5, 2015 includes a pre-tax impairment charge of $65 million ($50 million after-tax) associated with our Muller Quaker Dairy (MQD) joint venture investment.

(b)
Operating profit for NAB for 12 and 36 weeks ended September 5, 2015 includes a gain of $37 million ($23 million after-tax) associated with the settlement of a pension-related liability from a previous acquisition.

(c)
Operating profit for Latin America for the 12 and 36 weeks ended September 5, 2015 includes a pre- and after-tax charge of $1.4 billion related to our change in accounting for our investments in our wholly-owned Venezuelan subsidiaries and our beverage joint venture. See “Venezuela” below.

(d)
Operating profit for AMENA for the 36 weeks ended September 5, 2015 includes a pre-tax gain of $39 million ($28 million after-tax) associated with refranchising a portion of our beverage businesses in India.

(e)
Operating profit for AMENA for the 12 and 36 weeks ended September 5, 2015 includes a pre- and after-tax charge of $73 million related to a write-off of the recorded value of a call option to increase our holding in Tingyi-Asahi Beverages Holding Co. Ltd.

(f)	Operating profit for AMENA for the 12 and 36 weeks ended September 5, 2015 includes a pre- and after-tax impairment charge of $29 million associated with a joint venture in the Middle East.

Total assets of each division are as follows:

	Total Assets
	9/5/2015	12/27/2014
FLNA	$5,430	$5,307
QFNA	921	982
NAB	29,223	28,665
Latin America (a)	4,432	6,283
ESSA	13,341	13,934
AMENA	5,866	5,855
Total division	59,213	61,026
Corporate (b)	10,689	9,483
	$69,902	$70,509

(a)	The change in total assets as of September 5, 2015 reflects a decrease of $1.7 billion related to the Venezuela impairment charges.

(b)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and pension and tax assets.
Venezuela
Prior to the end of the third quarter of 2015, the financial position and results of operations of our Venezuelan businesses were reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities, which consist of our wholly-owned subsidiaries and our beverage joint venture, was changed from the bolivar to the U.S. dollar.
The Venezuelan government has maintained currency controls and a fixed exchange rate since 2003. In the last two years, the Venezuelan government has created additional exchange mechanisms and issued several exchange agreements governing the scope and applicability of each, while continuing to maintain control over the exchange rates and, to an increasingly significant extent, over the distribution of U.S. dollars under each mechanism.
As of the end of the third quarter of 2015, there was a three-tiered exchange rate mechanism in Venezuela for exchanging bolivars into U.S. dollars: (1) the government-operated National Center of Foreign Commerce (CENCOEX), which has a fixed exchange rate of 6.3 bolivars per U.S. dollar, mainly intended for the import of essential goods and services by designated industry sectors; (2) the government-operated auction-based Supplementary Foreign Currency Administration System (SICAD), which is intended for certain transactions, including foreign investments, for which the rate has ranged from 10 to 14 bolivars per U.S. dollar; and (3) an open market Marginal Foreign Exchange System (SIMADI), which was trading at a rate of approximately 200 bolivars per U.S. dollar as of the end of the third quarter of 2015.
These three mechanisms have become increasingly illiquid over time. We believe that significant uncertainty continues to exist regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible to flow through CENCOEX, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how any such mechanisms will operate in the future, as well as the availability of U.S. dollars under each mechanism. The amount of U.S. dollars made available to our Venezuelan entities through CENCOEX has declined significantly since 2014 and has worsened during the third quarter of 2015. In addition, our Venezuelan entities were not able to participate in SICAD auctions during 2015, as the auctions that were held were not for our industry, and have had limited access to the SIMADI market since its inception.
The evolving conditions in Venezuela, including the increasingly restrictive exchange control regulations and reduced access to dollars through official currency exchange markets, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, which is significantly impacting our ability to effectively manage our Venezuelan businesses, including restrictions on the ability of our Venezuelan businesses to import certain raw materials to maintain normal production and to settle U.S. dollar-denominated obligations. The exchange restrictions, combined with other regulations that have limited our ability to import certain raw materials, have also increasingly constrained our ability to make and execute operational decisions regarding our businesses in Venezuela. In addition, the inability of our Venezuelan businesses to pay dividends, which remain subject to Venezuelan government approvals, has restricted our ability to realize the earnings generated out of our Venezuelan businesses. We expect these conditions will continue for the foreseeable future.
As a result of these factors, we concluded that effective as of the end of the third quarter of 2015, we do not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries, and therefore we deconsolidated our wholly-owned Venezuelan subsidiaries effective as of the end of the third quarter of 2015. We also concluded that, effective as of the end of the third quarter of 2015, due to the above mentioned factors and other matters impacting the operation of our joint venture and the distribution of its products, we no longer have significant influence over our beverage joint venture with our franchise bottler in Venezuela, which was previously accounted for under the equity method. As a result of these conclusions, effective at the end of the third quarter of 2015, we began accounting for our investments in our wholly-owned Venezuelan subsidiaries and our joint venture using the cost method of accounting and recorded pre- and after-tax charges of $1.4 billion on our Condensed Consolidated Statement of Income to reduce the value of the cost method investments to their estimated fair values, resulting in a full impairment. The impairment charges primarily include approximately $1.2 billion related to our investments in previously consolidated Venezuelan subsidiaries and our joint venture, and $111 million related to the reclassification of cumulative translation losses. The estimated fair value of the investments in our Venezuelan entities was derived using discounted cash flow analyses, including U.S. dollar exchange and discount rate assumptions that reflect the inflation and economic uncertainty in Venezuela, and are considered non-recurring Level 3 measurements within the fair value hierarchy.
During 2015 and prior to the end of the third quarter of 2015, we used the SICAD exchange rate to remeasure our net monetary assets in Venezuela, except for certain other net monetary assets that we believed qualified for the fixed exchange rate (including requests for remittance of dividends submitted to CENCOEX in certain prior years at the fixed exchange rate and payables for imports of essential goods approved by CENCOEX). In the 36 weeks ended September 5, 2015, which reflect the months of January through August, the results of our operations in Venezuela were included in our Condensed Consolidated Statement of Income using a combination of the fixed exchange and SICAD rates, as appropriate. As of the end of the third quarter of 2015, we did not consolidate the assets and liabilities of our Venezuelan subsidiaries in our Condensed Consolidated Balance Sheet. Beginning in the fourth quarter of 2015, we will not include the results of our Venezuelan businesses in our Condensed Consolidated Statement of Income. For future reporting periods, our financial results will only include revenue relating to the sales of inventory to our Venezuelan entities to the extent cash is received for those sales. Any dividends from our Venezuelan entities will be recorded as income upon receipt of the cash. See further unaudited information in “Our Business Risks” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 2 - Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance that requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective as of the beginning of our 2017 fiscal year and must be applied on a prospective basis with early adoption permitted. The guidance is not expected to have a material impact on our financial statements and we have not early adopted this standard.

In April 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The guidance is effective as of the beginning of our 2016 fiscal year and must be applied on a retrospective basis with early adoption permitted. We early adopted the provisions of this guidance as of the beginning of our second quarter of 2015 and it did not have a material impact on our financial statements.
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
In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. In August 2015, the FASB issued a one-year deferral of the effective date of the new revenue standard. The new guidance will be effective as of the beginning of our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement this standard.
Note 3 - Restructuring and Impairment Charges
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
In the 12 weeks ended September 5, 2015 and September 6, 2014, we incurred restructuring charges of $43 million ($33 million after-tax or $0.02 per share) and $54 million ($39 million after-tax or $0.03 per share), respectively, in conjunction with our 2014 Productivity Plan. In the 36 weeks ended September 5, 2015 and September 6, 2014, we incurred restructuring charges of $94 million ($73 million after-tax or $0.05 per share) and $227 million ($167 million after-tax or $0.11 per share), respectively, in conjunction with our 2014 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and contract termination costs. The majority of the restructuring accrual at September 5, 2015 is expected to be paid by the end of 2015.

A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2015	9/6/2014	9/5/2015	9/6/2014
FLNA	$12	$9	$20	$33
QFNA	1	—	2	2
NAB	4	14	18	128
Latin America	5	10	11	17
ESSA	15	7	28	22
AMENA	3	2	7	11
Corporate	3	12	8	14
	$43	$54	$94	$227
A summary of our 2014 Productivity Plan activity in 2015 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 27, 2014	$89	$—	$24	$113
2015 restructuring charges	37	4	53	94
Cash payments	(56)	—	(59)	(115)
Non-cash charges	(11)	(4)	(1)	(16)
Liability as of September 5, 2015	$59	$—	$17	$76
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
In the 12 weeks ended September 5, 2015 and September 6, 2014, we incurred restructuring charges of $9 million ($8 million after-tax or $0.01 per share) and $14 million ($12 million after-tax or $0.01 per share), respectively, in conjunction with our 2012 Productivity Plan. In the 36 weeks ended September 5, 2015 and September 6, 2014, we incurred restructuring charges of $19 million ($16 million after-tax or $0.01 per share) and $31 million ($29 million after-tax or $0.02 per share), respectively, in conjunction with our 2012 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and contract termination costs. Substantially all of the restructuring accrual at September 5, 2015 is expected to be paid by the end of 2015.

A summary of our 2012 Productivity Plan charges is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2015	9/6/2014	9/5/2015	9/6/2014
FLNA	$—	$—	$—	$2
QFNA	—	—	—	—
NAB	—	—	1	7
Latin America (a)	5	(2)	5	(7)
ESSA	3	7	9	15
AMENA	—	6	1	8
Corporate	1	3	3	6
	$9	$14	$19	$31

(a)	Income amounts represent adjustments of previously recorded amounts.
A summary of our 2012 Productivity Plan activity in 2015 is as follows:

	Severance and Other Employee Costs	Asset Impairment	Other Costs	Total
Liability as of December 27, 2014	$28	$—	$5	$33
2015 restructuring charges	5	1	13	19
Cash payments	(18)	—	(16)	(34)
Non-cash charges	(5)	(1)	—	(6)
Liability as of September 5, 2015	$10	$—	$2	$12
Other Productivity Initiatives
In the 12 weeks ended September 5, 2015, we incurred pre-tax charges of $44 million ($29 million after-tax or $0.02 per share) related to productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans discussed above, including $5 million in Latin America, $1 million in ESSA, $8 million in AMENA and $30 million in Corporate. In the 36 weeks ended September 5, 2015, we incurred pre-tax charges of $54 million ($37 million after-tax or $0.02 per share) related to productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans discussed above, including $5 million in both Latin America and ESSA, $14 million in AMENA and $30 million in Corporate. These charges were recorded in selling, general and administrative expenses and primarily reflect severance and other employee-related costs. These initiatives were excluded from Items Affecting Comparability. See additional unaudited information in “Results of Operations – Division Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/5/2015			12/27/2014
Amortizable intangible assets, net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$831	$(90)	$741	$879	$(89)	$790
Reacquired franchise rights	106	(98)	8	107	(95)	12
Brands	1,309	(990)	319	1,361	(1,004)	357
Other identifiable intangibles	540	(296)	244	595	(305)	290
	$2,786	$(1,474)	$1,312	$2,942	$(1,493)	$1,449

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/27/2014		9/5/2015
FLNA
Goodwill	$291	$(18)	$273
Brands	27	(4)	23
	318	(22)	296

QFNA
Goodwill	175	—	175

NAB
Goodwill	9,846	(69)	9,777
Reacquired franchise rights	7,193	(112)	7,081
Acquired franchise rights	1,538	(23)	1,515
Brands	108	—	108
	18,685	(204)	18,481

Latin America (a)
Goodwill	644	(97)	547
Brands	223	(78)	145
	867	(175)	692

ESSA
Goodwill	3,539	(310)	3,229
Reacquired franchise rights	571	(58)	513
Acquired franchise rights	199	(4)	195
Brands	2,663	(264)	2,399
	6,972	(636)	6,336

AMENA
Goodwill	470	(64)	406
Brands	117	(15)	102
	587	(79)	508

Total goodwill	14,965	(558)	14,407
Total reacquired franchise rights	7,764	(170)	7,594
Total acquired franchise rights	1,737	(27)	1,710
Total brands	3,138	(361)	2,777
	$27,604	$(1,116)	$26,488

(a)	The change in 2015 includes a reduction of $41 million of nonamortizable brands arising from the Venezuela deconsolidation.

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	9/5/2015	12/27/2014
Balance, beginning of year	$1,587	$1,268
Additions for tax positions related to the current year	180	349
Additions for tax positions from prior years	43	215
Reductions for tax positions from prior years	(9)	(81)
Settlement payments	(8)	(70)
Statutes of limitations expiration	(30)	(42)
Translation and other	(20)	(52)
Balance, end of period	$1,743	$1,587
Note 6 - Stock-Based Compensation
The following table summarizes our total stock-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/5/2015	9/6/2014	9/5/2015	9/6/2014
Stock-based compensation expense	$64	$67	$208	$207
Restructuring and impairment charges/(credits)	1	(1)	2	(4)
Total	$65	$66	$210	$203
Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/5/2015	9/6/2014
Expected life	7 years	6 years
Risk free interest rate	1.8%	1.8%
Expected volatility (a)	15%	16%
Expected dividend yield	2.7%	2.9%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
For the 12 weeks ended September 5, 2015 and September 6, 2014, our grants of stock options, restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) were nominal.
The following table summarizes awards granted under the terms of our 2007 Long-Term Incentive Plan:

	36 Weeks Ended
	9/5/2015		9/6/2014
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	1.8	$98.76	3.3	$80.67
RSUs and PSUs	2.7	$99.15	4.2	$79.80
PEPunits	0.3	$99.25	0.4	$79.75

(a)	In millions.

Note 7 - Pension and Retiree Medical Benefits
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/5/2015	9/6/2014	9/5/2015	9/6/2014	9/5/2015	9/6/2014
	U.S.		International
Service cost	$100	$91	$25	$24	$8	$8
Interest cost	126	134	30	33	12	14
Expected return on plan assets	(195)	(181)	(44)	(44)	(6)	(6)
Amortization of prior service (credit)/cost	(1)	5	—	—	(9)	(5)
Amortization of net losses/(gains)	47	40	18	14	—	(2)
	77	89	29	27	5	9
Settlement loss	—	—	3	3	—	—
Special termination benefits	4	3	—	—	—	1
Total expense	$81	$92	$32	$30	$5	$10

	36 Weeks Ended
	Pension				Retiree Medical
	9/5/2015	9/6/2014	9/5/2015	9/6/2014	9/5/2015	9/6/2014
	U.S.		International
Service cost	$301	$272	$70	$67	$24	$24
Interest cost	378	402	81	90	36	42
Expected return on plan assets	(588)	(543)	(122)	(120)	(18)	(18)
Amortization of prior service (credit)/cost	(2)	14	—	—	(27)	(15)
Amortization of net losses/(gains)	142	121	50	36	1	(4)
	231	266	79	73	16	29
Settlement loss	—	—	3	3	—	—
Special termination benefits	9	11	—	—	1	2
Total expense	$240	$277	$82	$76	$17	$31

We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the second quarter of 2014, we made discretionary contributions of $19 million to our international pension plans.

Note 8 - Debt Obligations and Commitments
In the second quarter of 2015, we issued:

•	$250 million of floating rate notes maturing in April 2018;

•	$500 million of 1.250% senior notes maturing in April 2018;

•	$750 million of 1.850% senior notes maturing in April 2020; and

•	$1 billion of 2.750% senior notes maturing in April 2025.
In the third quarter of 2015, we issued:

•	$600 million of floating rate notes maturing in July 2017;

•	$650 million of 1.125% senior notes maturing in July 2017;

•	$800 million of 3.100% senior notes maturing in July 2022;

•	$700 million of 3.500% senior notes maturing in July 2025; and

•	$500 million of 4.600% senior notes maturing in July 2045.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 36 weeks ended September 5, 2015, $4.1 billion of senior notes matured and were paid.
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
Also in the second quarter of 2015, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 6, 2016. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7725 billion five-year credit agreement dated as of June 9, 2014 and our $3.7725 billion 364-day credit agreement dated as of June 9, 2014. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 5, 2015, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of September 5, 2015, we had $2.2 billion of commercial paper outstanding and $1.5 billion of non-cancelable purchase commitments. For further information on our long-term contractual commitments, see Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 27, 2014.

Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/5/2015	9/6/2014	9/5/2015	9/6/2014	Affected Line Item in the Condensed Consolidated Statement of Income
Currency Translation:
Venezuelan entities	$111	$—	$111	$—	Venezuela impairment charges

(Gains)/Losses on cash flow hedges:
Foreign exchange contracts	$—	$—	$(2)	$—	Net revenue
Foreign exchange contracts	(17)	5	(59)	(6)	Cost of sales
Interest rate derivatives	21	98	133	112	Interest expense
Commodity contracts	—	5	8	24	Cost of sales
Commodity contracts	2	1	8	—	Selling, general and administrative expenses
Net losses before tax	6	109	88	130
Tax amounts	(3)	(37)	(40)	(46)
Net losses after tax	$3	$72	$48	$84

Pension and retiree medical items:
Amortization of prior service credit (a)	$(10)	$—	$(29)	$—
Amortization of net losses (a)	65	52	193	153
Settlement loss (a)	3	3	3	3
Net losses before tax	58	55	167	156
Tax amounts	(18)	(18)	(53)	(51)
Net losses after tax	$40	$37	$114	$105

Venezuelan entities	$20	$—	$20	$—	Venezuela impairment charges
Tax amount	(4)	—	(4)	—
Net losses after tax	$16	$—	$16	$—

Total net losses reclassified for the period, net of tax	$170	$109	$289	$189

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments
Derivatives
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
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

Our open commodity derivative contracts had a notional value of $1.0 billion as of September 5, 2015 and $1.2 billion as of December 27, 2014.
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
Our foreign currency derivatives had a total notional value of $1.9 billion as of September 5, 2015 and $2.7 billion as of December 27, 2014. Ineffectiveness for derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
The notional values of the interest rate derivative instruments outstanding as of September 5, 2015 and December 27, 2014 were $9.8 billion and $9.3 billion, respectively. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of September 5, 2015, approximately 29% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to approximately 25% as of December 27, 2014.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of September 5, 2015 and December 27, 2014 were not material. The pre-tax unrealized gains on our investments in marketable equity securities were $109 million and $111 million as of September 5, 2015 and December 27, 2014, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges for the 12 and 36 weeks ended September 5, 2015 and September 6, 2014.
Tingyi-Asahi Beverages Holding Co. Ltd. Call Option
In connection with our transaction with Tingyi in the second quarter of 2012, we received a call option to increase our holding in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to 20% that expires in the fourth quarter of 2015. During the third quarter of 2015, we concluded that the probability of exercising the option prior to its expiration was remote and, accordingly, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) to write off the recorded value of this call option. See “Items Affecting Comparability.” The write-off of this call option did not impact the recorded value of our 5% indirect equity interest in TAB, which was $538 million at the end of the third quarter.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 5, 2015 and December 27, 2014 are categorized as follows:

	9/5/15		12/27/14
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$122	$—	$124	$—
Debt securities (c)	5,927	—	3,167	—
	$6,049	$—	$3,291	$—
Short-term investments (d)	$188	$—	$197	$—
Prepaid forward contracts (e)	$24	$—	$26	$—
Deferred compensation (f)	$—	$466	$—	$504
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$165	$—	$140	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$85	$15	$76	$12
Interest rate (g)	—	280	1	117
Commodity (i)	—	7	3	10
	$85	$302	$80	$139
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$8	$1	$12	$13
Interest rate (g)	55	68	57	75
Commodity (i)	12	143	18	166
	$75	$212	$87	$254
Total derivatives at fair value (j)	$325	$514	$307	$393
Total	$6,586	$980	$3,821	$897

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of September 5, 2015, $4.1 billion and $1.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 27, 2014, $0.8 billion and $2.4 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of the Company’s available-for-sale debt securities have maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of September 5, 2015 and December 27, 2014, amounts related to non-designated instruments are presented as a net liability on our Condensed Consolidated Balance Sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our Condensed Consolidated Balance Sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the Condensed Consolidated Balance Sheet as of September 5, 2015 and December 27, 2014 were immaterial. Collateral received against any of our asset positions was immaterial.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of September 5, 2015 and December 27, 2014 was $33 billion and $31 billion, respectively, based upon prices of similar instruments in the marketplace.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/5/2015	9/6/2014	9/5/2015	9/6/2014	9/5/2015	9/6/2014
Foreign exchange	$(28)	$2	$(52)	$(6)	$(17)	$5
Interest rate	(37)	10	35	39	21	98
Commodity	87	45	4	9	2	6
Total	$22	$57	$(13)	$42	$6	$109

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/5/2015	9/6/2014	9/5/2015	9/6/2014	9/5/2015	9/6/2014
Foreign exchange	$(12)	$1	$(78)	$6	$(61)	$(6)
Interest rate	(30)	6	164	44	133	112
Commodity	154	34	8	17	16	24
Total	$112	$41	$94	$67	$88	$130

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

During the next 12 months, we expect to reclassify net gains of $38 million related to our cash flow hedges from accumulated other comprehensive loss into net income.

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/5/2015			9/6/2014
	Income		Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$533	(b)		$2,008
Preferred shares:
Dividends	(1)			—
Redemption premium	(1)			(3)
Net income available for PepsiCo common shareholders	$531		1,467	$2,005	1,507
Basic net income attributable to PepsiCo per common share	$0.36			$1.33
Net income available for PepsiCo common shareholders	$531		1,467	$2,005	1,507
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (c)	1		15	—	17
Employee stock ownership plan (ESOP) convertible preferred stock	1		1	3	1
Diluted	$533		1,483	$2,008	1,525
Diluted net income attributable to PepsiCo per common share	$0.36			$1.32

	36 Weeks Ended
	9/5/2015			9/6/2014
	Income		Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$3,734	(b)		$5,202
Preferred shares:
Dividends	(1)			—
Redemption premium	(3)			(6)
Net income available for PepsiCo common shareholders	$3,730		1,475	$5,196	1,515
Basic net income attributable to PepsiCo per common share	$2.53			$3.43
Net income available for PepsiCo common shareholders	$3,730		1,475	$5,196	1,515
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (c)	1		16	—	16
ESOP convertible preferred stock	3		1	6	1
Diluted	$3,734		1,492	$5,202	1,532
Diluted net income attributable to PepsiCo per common share	$2.50			$3.40

(a)	Weighted-average common shares outstanding (in millions).

(b)
Net income attributable to PepsiCo for the 12 and 36 weeks ended September 5, 2015 includes an after-tax charge of $1.4 billion related to our change in accounting for our investments in our wholly-owned Venezuelan subsidiaries and our beverage joint venture.

(c)
For the 12 weeks ended September 5, 2015, options to purchase 1.5 million shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $99.25. For the 12 weeks ended September 6, 2014, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options during the period. For the 36 weeks ended September 5, 2015 and September 6, 2014, options to purchase 1.6 million shares and 0.1 million shares, respectively, were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $99.25 and $82.25 for the 36 weeks ended September 5, 2015 and September 6, 2014, respectively.

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

Our Business Risks
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “objectives,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in the legal and regulatory environment; imposition of new taxes, disagreements with tax authorities or additional tax liabilities; PepsiCo’s ability to compete effectively; PepsiCo’s ability to grow its business in developing and emerging markets or unstable political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; unfavorable economic conditions in the countries in which PepsiCo operates; increased costs, disruption of supply or shortages of raw materials and other supplies; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; disruption of PepsiCo’s supply chain; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; PepsiCo’s ability to hire or retain key employees or a highly skilled and diverse workforce; loss of any key customer or changes to the retail landscape; any downgrade or potential downgrade of PepsiCo’s credit ratings; the ability to protect information systems against or effectively respond to a cybersecurity incident or other disruption; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates, including the impact of currency controls or other currency exchange restrictions; the impact of deconsolidating our Venezuelan subsidiaries; climate change, or legal, regulatory or market measures to address climate change; failure to successfully negotiate collective bargaining agreements or strikes or work stoppages; any infringement of or challenge to PepsiCo’s intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo’s common stock and financial performance including those described in “Risk Factors” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 36 weeks ended September 5, 2015, our operations outside of North America reflect the months of January through August. Our operations outside of the U.S. generated 44% of our net revenue, with Mexico, Canada, Russia, the United Kingdom, Venezuela and Brazil comprising approximately 22% of our net revenue. As a result, we are exposed to foreign exchange risks in many of the international markets in which we operate. In addition, unstable economic, political and social conditions and civil unrest in certain markets in which our products are sold, including in Russia, Ukraine, Brazil, Greece and the Middle East, and currency fluctuations in certain of these international markets and in Venezuela (discussed below), continue to result in challenging operating environments. In the 12 weeks ended September 5, 2015, unfavorable foreign exchange negatively impacted net revenue performance by 12 percentage points, primarily due to the Russian ruble, Venezuelan bolivar, Mexican peso, euro and the Brazilian real. In the 36 weeks ended September 5, 2015, unfavorable foreign exchange negatively impacted net revenue performance by 10 percentage points, primarily due to the Russian ruble, Venezuelan bolivar, euro, Mexican peso and the Brazilian real. Currency declines against the U.S. dollar which are not offset could adversely impact our future results.
Prior to the end of the third quarter of 2015, the financial position and results of operations of our Venezuelan snack and beverage businesses were included in our condensed consolidated financial statements and were reported under highly inflationary accounting since the beginning of our 2010 fiscal year, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar.
The Venezuelan government has maintained currency controls and a fixed exchange rate since 2003. In the last two years, the Venezuelan government has created additional exchange mechanisms and issued several exchange agreements governing the scope and applicability of each, while continuing to maintain control over the exchange rates and, to an increasingly significant extent, over the distribution of U.S. dollars under each mechanism.
As of the end of the third quarter of 2015, there was a three-tiered exchange rate mechanism in Venezuela for exchanging bolivars into U.S dollars: CENCOEX, which has a fixed exchange rate of 6.3 bolivars per U.S. dollar, mainly intended for the import of essential goods and services by designated industry sectors; SICAD, which is intended for certain transactions, including foreign investments, with auction-based rates ranging from 10 to 14 bolivars per U.S. dollar; and SIMADI, with open market rates trading at a rate of approximately 200 bolivars per U.S. dollar as of the end of the third quarter of 2015.
During 2015 and prior to the end of the third quarter of 2015, we used the SICAD exchange rate to remeasure our net monetary assets in Venezuela, except for certain other net monetary assets that we believe qualified for the fixed exchange rate (including requests for remittance of dividends submitted to CENCOEX in certain prior years at the fixed exchange rate and payables for imports of essential goods approved by CENCOEX).
These three mechanisms have become increasingly illiquid over time. We believe that significant uncertainty continues to exist regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible to flow through CENCOEX, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how any such mechanisms will operate in the future, as well as the availability of U.S. dollars under each mechanism. The amount of U.S. dollars made available to our Venezuelan entities through CENCOEX has declined significantly since 2014 and has worsened during the third quarter of 2015. In addition, our Venezuelan entities were not able to participate in SICAD auctions during 2015, as the auctions that were held were not for our industry, and have had limited access to the SIMADI market since its inception.
The evolving conditions in Venezuela, including the increasingly restrictive exchange control regulations and reduced access to dollars through official currency exchange markets, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, which is significantly impacting our ability to effectively manage our Venezuelan businesses, including restrictions on the ability of our Venezuelan businesses to import certain raw materials to maintain normal production and to settle U.S. dollar-denominated obligations. The exchange restrictions, combined with other regulations that have limited our ability to import certain raw materials, have also increasingly constrained our ability to make and execute operational decisions regarding our businesses in Venezuela. In addition, the inability of our Venezuelan businesses to pay dividends, which remain subject to Venezuelan government approvals, has restricted our ability to realize the earnings generated out of our Venezuelan businesses. We expect these conditions will continue for the foreseeable future.

As a result of these factors, we concluded that effective as of the end of the third quarter of 2015, we do not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries, and therefore we deconsolidated our wholly-owned Venezuelan subsidiaries effective as of the end of the third quarter of 2015. We also concluded that, effective as of the end of the third quarter of 2015, due to above mentioned factors and other matters impacting the operation of our joint venture and the distribution of its products, we no longer have significant influence over our beverage joint venture with our franchise bottler in Venezuela, which was previously accounted for under the equity method. As a result of these conclusions, effective at the end of the third quarter of 2015, we began accounting for our investments in our wholly-owned Venezuelan subsidiaries and our joint venture using the cost method of accounting and recorded pre- and after-tax charges of $1.4 billion on our Condensed Consolidated Statement of Income to reduce the value of the cost method investments to their estimated fair values, resulting in a full impairment. The impairment charges primarily include approximately $1.2 billion related to our investments in previously consolidated Venezuelan subsidiaries and our joint venture, and $111 million related to the reclassification of cumulative translation losses. Please refer to Note 1 to our condensed consolidated financial statements and “Items Affecting Comparability.” Beginning in the fourth quarter of 2015, we will not include the results of our Venezuelan businesses in our Condensed Consolidated Statement of Income. For future reporting periods, our financial results will only include revenue relating to the sales of inventory to our Venezuelan entities to the extent cash is received for those sales. Any dividends from our Venezuelan entities will be recorded as income upon receipt of the cash. In the 36 weeks ended September 5, 2015, the results of our operations in Venezuela, which reflect the months of January through August, generated 2% of our net revenue and 3% of our operating profit for that period, prior to the impairment charges of $1.4 billion.
During 2014, Russia announced economic sanctions against the United States and other nations that include a ban on imports of certain ingredients and finished goods from specific countries. The sanctions did not have and are not expected to have a material impact on the results of our operations in Russia or our consolidated results or financial position, and we will continue to monitor the economic, operating and political environment in Russia closely. In each of the 36 weeks ended September 5, 2015 and September 6, 2014, 4% and 7%, respectively, of our total net revenue was generated by our operations in Russia. As of September 5, 2015, our long-lived assets in Russia were $3.9 billion.
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of September 5, 2015 and September 6, 2014. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, should be considered when evaluating our trends and future results.

Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended			36 Weeks Ended
	9/5/2015	9/6/2014	9/5/2015		9/6/2014
Operating profit
Mark-to-market net (losses)/gains	$(28)	$(33)		$10	$32
Restructuring and impairment charges	$(52)	$(68)		$(113)	$(258)
Pension-related settlement	$37	$—		$37	$—
Venezuela impairment charges	$(1,359)	$—		$(1,359)	$—
Charge related to the transaction with Tingyi	$(73)	$—		$(73)	$—
Net income attributable to PepsiCo
Mark-to-market net (losses)/gains	$(18)	$(20)		$8	$21
Restructuring and impairment charges	$(41)	$(51)		$(89)	$(196)
Pension-related settlement	$23	$—		$23	$—
Venezuela impairment charges	$(1,359)	$—		$(1,359)	$—
Charge related to the transaction with Tingyi	$(73)	$—		$(73)	$—
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net (losses)/gains	$(0.01)	$(0.01)	$	(—)	$0.01
Restructuring and impairment charges	$(0.03)	$(0.03)		$(0.06)	$(0.13)
Pension-related settlement	$0.02	$—		$0.02	$—
Venezuela impairment charges	$(0.92)	$—		$(0.91)	$—
Charge related to the transaction with Tingyi	$(0.05)	$—		$(0.05)	$—
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
In the 12 weeks ended September 5, 2015, we recognized $28 million ($18 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses, with $19 million recognized in cost of sales and $9 million recognized in selling, general and administrative expenses. In the 36 weeks ended September 5, 2015, we recognized $10 million ($8 million after-tax with a nominal amount per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with a $35 million net loss recognized in cost of sales and a $45 million net gain recognized in selling, general and administrative expenses.
In the 12 weeks ended September 6, 2014, we recognized $33 million ($20 million after-tax or $0.01 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses, with a $16 million net loss recognized in cost of sales and a $17 million net loss recognized in selling, general and administrative expenses. In the 36 weeks ended September 6, 2014, we recognized $32 million ($21 million after-tax or $0.01 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with a $51 million net gain recognized in cost of sales and a $19 million net loss recognized in selling, general and administrative expenses.
Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In the 12 and 36 weeks ended September 5, 2015, we incurred restructuring charges of $43 million ($33 million after-tax or $0.02 per share) and $94 million ($73 million after-tax or $0.05 per share), respectively, in conjunction with the 2014 Productivity Plan. In the 12 and 36 weeks ended September 6, 2014, we incurred restructuring charges of $54 million ($39 million after-tax or $0.03 per share) and $227 million ($167 million after-tax or $0.11 per share), respectively, in conjunction with the 2014 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures related to the 2014 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
First quarter 2015	30		36
Second quarter 2015	21		50	(b)
Third quarter 2015	43		31	(b)
	504		292
Fourth quarter 2015 (expected)	82		60
2016 - 2019 (expected)	404		353
	$990	(a)	$705

(a)
This total pre-tax charge is expected to consist of approximately $525 million of severance and other employee-related costs, approximately $115 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $350 million for other costs, including costs related to the termination of leases and other contracts. This charge is expected to impact reportable segments approximately as follows: FLNA 13%, QFNA 2%, NAB 35%, Latin America 15%, ESSA 25%, AMENA 4% and Corporate 6%.

(b)
In 2014, cash expenditures include $10 million reported on the Consolidated Statement of Cash Flows in pension and retiree medical plan contributions. In each of the second and third quarters of 2015, cash expenditures include $1 million reported on the Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.

2012 Multi-Year Productivity Plan
In the 12 and 36 weeks ended September 5, 2015, we incurred restructuring charges of $9 million ($8 million after-tax or $0.01 per share) and $19 million ($16 million after-tax or $0.01 per share), respectively, in conjunction with the 2012 Productivity Plan. In the 12 and 36 weeks ended September 6, 2014, we incurred restructuring charges of $14 million ($12 million after-tax or $0.01 per share) and $31 million ($29 million after-tax or $0.02 per share), respectively, in conjunction with the 2012 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $910 million, of which approximately $700 million represents cash expenditures related to the 2012 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2011	$383		$30
2012	279		343
2013	110		133
2014	61		101
First quarter 2015	6		11
Second quarter 2015	4		13	(b)
Third quarter 2015	9		14	(b)
	852		645
Fourth quarter 2015 (expected)	58		20
2016 (expected)	—		35
	$910	(a)	$700

(a)
This total pre-tax charge is expected to consist of approximately $560 million of severance and other employee-related costs, approximately $90 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $260 million for other costs, including costs related to the termination of leases and other contracts. This charge is expected to impact reportable segments approximately as follows: FLNA 14%, QFNA 3%, NAB 23%, Latin America 14%, ESSA 24%, AMENA 9% and Corporate 13%.

(b)	In each of the second and third quarters of 2015, cash expenditures include $2 million reported on the Condensed Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.
Pension-Related Settlement
In the 12 and 36 weeks ended September 5, 2015, we recorded a gain of $37 million ($23 million after-tax or $0.02 per share) associated with the settlement of a pension-related liability from a previous acquisition. This credit was recognized in selling, general and administrative expenses.
Venezuela Impairment Charges
In the 12 weeks ended September 5, 2015, we recorded pre- and after-tax charges of $1.4 billion ($0.92 per share) in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. In the 36 weeks ended September 5, 2015, we recorded pre- and after-tax charges of $1.4 billion ($0.91 per share) in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture.
For additional information on Venezuela, see Note 1 to our condensed consolidated financial statements and “Our Business Risks.”

Charge Related to the Transaction with Tingyi
In the 12 and 36 weeks ended September 5, 2015, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) in the AMENA segment related to a write-off of the recorded value of a call option to increase our holding in Tingyi-Asahi Beverages Holding Co. Ltd.
See Note 10 to our condensed consolidated financial statements.
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
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 and 36 weeks ended September 5, 2015 and September 6, 2014, total servings increased 1% over the comparable prior-year period.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report most of our international beverage volume on a monthly basis. Our third quarter includes beverage volume outside of North America for the months of June, July and August. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results
Total Net Revenue and Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/5/2015	9/6/2014	Change	9/5/2015	9/6/2014	Change
Total net revenue	$16,331	$17,218	(5)%	$44,471	$46,735	(5)%
Operating profit
FLNA	$1,085	$1,025	6%	$3,012	$2,824	7%
QFNA	150	150	—%	381	449	(15)%
NAB	860	753	14%	2,146	1,854	16%
Latin America	(994)	432	(330)%	(420)	1,183	(136)%
ESSA	398	481	(17)%	860	1,111	(23)%
AMENA	199	293	(32)%	802	841	(5)%
Corporate Unallocated
Mark-to-market net (losses)/gains	(28)	(33)		10	32
Restructuring and impairment charges	(4)	(15)		(11)	(20)
Other	(250)	(239)		(667)	(724)
	(282)	(287)	(2)%	(668)	(712)	(6)%
Total operating profit	$1,416	$2,847	(50)%	$6,113	$7,550	(19)%

Total operating profit margin	8.7%	16.5%	(7.8)	13.8%	16.2%	(2.4)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
On a reported basis, total operating profit decreased 50% and operating margin decreased 7.8 percentage points. Operating profit performance was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which negatively impacted operating profit performance by 48 percentage points and decreased total operating margin by 8.4 percentage points, primarily reflecting the Venezuela impairment charges. Excluding these items, operating profit decreased 2%, driven by certain operating cost increases, unfavorable foreign exchange, higher commodity costs and higher advertising and marketing expenses, partially offset by effective net pricing and planned cost reductions across a number of expense categories. Commodity inflation negatively impacted reported operating profit performance by 8 percentage points, primarily attributable to inflation in the Latin America and ESSA segments, partially offset by deflation in the NAB, FLNA, AMENA and QFNA segments. Other corporate unallocated expenses increased 4.5%, primarily reflecting certain charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans (see Note 3 to our condensed consolidated financial statements), as well as higher foreign exchange transaction losses, partially offset by decreased pension expense.

36 Weeks
On a reported basis, total operating profit decreased 19% and operating margin decreased 2.4 percentage points. Operating profit performance was primarily driven by certain operating cost increases, unfavorable foreign exchange, higher commodity costs and higher advertising and marketing expenses. These impacts were partially offset by effective net pricing and planned cost reductions across a number of expense categories. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted operating profit performance by 17 percentage points and decreased total operating margin by 2.9 percentage points, primarily reflecting the Venezuela impairment charges. Higher commodity inflation negatively impacted reported operating profit performance by 7 percentage points, primarily attributable to inflation in the Latin America and ESSA segments, partially offset by deflation in the FLNA, NAB and AMENA segments. Additionally, an impairment charge in the QFNA segment associated with our MQD joint venture negatively impacted reported operating profit performance by 1 percentage point. Other corporate unallocated expenses decreased 8%, primarily reflecting decreased pension expense, partially offset by certain charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/5/2015	9/6/2014	Change	9/5/2015	9/6/2014		Change
Interest expense, net	$(223)	$(192)	$(31)	$(622)	$(574)		$(48)
Tax rate	54.5%	24.0%		31.4%	25.0%
Net income attributable to PepsiCo	$533	$2,008	(73)%	$3,734	$5,202		(28)%
Net income attributable to PepsiCo per common share - diluted	$0.36	$1.32	(73)%	$2.50	$3.40		(26)%
Mark-to-market net losses/(gains)	0.01	0.01		—	(0.01)
Restructuring and impairment charges	0.03	0.03		0.06	0.13
Pension-related settlement	(0.02)	—		(0.02)	—
Venezuela impairment charges	0.92	—		0.91	—
Charge related to the transaction with Tingyi	0.05	—		0.05	—
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.35	$1.36	(1)%	$3.50	$3.51	(b)	—%
Impact of foreign exchange translation			15				13
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			14%				12%	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net interest expense increased $31 million, primarily reflecting higher interest rates on our debt and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate increased 30.5 percentage points, primarily reflecting the Venezuela impairment charges, which have no tax benefit.
Net income attributable to PepsiCo and net income attributable to PepsiCo per common share both declined 73%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 70 percentage points and 72 percentage points, respectively.

36 Weeks
Net interest expense increased $48 million, primarily reflecting higher interest rates on our debt and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by higher interest income due to higher interest rates on our investments.
The reported tax rate increased 6.4 percentage points, primarily reflecting the Venezuela impairment charges, which have no tax benefit.
Net income attributable to PepsiCo declined 28% and net income attributable to PepsiCo per common share declined 26%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 25 percentage points and 26 percentage points, respectively.
Results of Operations – Division Review
Effective beginning with our third quarter of 2015, we realigned certain of our reportable segments to be consistent with certain changes to our organizational structure and how the Chief Executive Officer monitors the performance of these segments. Our historical segment reporting has been retrospectively revised to reflect the current organizational structure. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/5/2015	$3,555	$583	$5,360	$2,283	$2,918	$1,632	$16,331
9/6/2014	$3,526	$586	$5,148	$2,413	$3,794	$1,751	$17,218
% Impact of:
Volume (a)	0.5%	2%	3%	1%	(1)%	1%	1%
Effective net pricing (b)	2	(0.5)	2	31	3	1	6
Foreign exchange translation	(1)	(2)	(1)	(38)	(25)	(6)	(12)
Acquisitions and divestitures	—	—	—	—	—	(4)	—
Reported Growth (c)	1%	(0.5)%	4%	(5)%	(23)%	(7)%	(5)%

Net Revenue
36 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/5/2015	$10,326	$1,768	$14,771	$5,921	$7,227	$4,458	$44,471
9/6/2014	$10,132	$1,784	$14,435	$6,293	$9,460	$4,631	$46,735
% Impact of:
Volume (a)	1%	1.5%	1%	1%	(3)%	3.5%	0.5%
Effective net pricing (b)	2	(1)	2	24	4	1	5
Foreign exchange translation	(1)	(2)	(1)	(31)	(25)	(4)	(10)
Acquisitions and divestitures	—	—	—	—	—	(4)	—
Reported Growth (c)	2%	(1)%	2%	(6)%	(24)%	(4)%	(5)%

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

12 Weeks Ended 9/5/2015	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	1%	(0.5)%	4%	(5)%	(23)%	(7)%	(5)%
% Impact of:
Foreign exchange translation	1	2	1	38	25	6	12
Acquisitions and divestitures	—	—	—	—	—	4	—
Organic Growth (a)	2%	2%	5%	33%	2%	2.5%	7%

36 Weeks Ended 9/5/2015	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	2%	(1)%	2%	(6)%	(24)%	(4)%	(5)%
% Impact of:
Foreign exchange translation	1	2	1	31	25	4	10
Acquisitions and divestitures	—	—	—	—	—	4	—
Organic Growth (a)	3%	1%	3%	25%	1.5%	4%	6%
(a) Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/2015	9/6/2014	Change	9/5/2015	9/6/2014	Change
Net revenue	$3,555	$3,526	1	$10,326	$10,132	2
Impact of foreign exchange translation			1			1
Net revenue growth, on a constant currency basis (a)			2			3

Operating profit	$1,085	$1,025	6	$3,012	$2,824	7
Restructuring and impairment charges	12	9		20	35
Operating profit excluding above item (a)	$1,097	$1,034	6	$3,032	$2,859	6
Impact of foreign exchange translation			1			1
Operating profit growth excluding above item, on a constant currency basis (a)			7			7
(a) See “Non-GAAP Measures.”

12 Weeks
Net revenue grew 1% and volume grew 0.5%. The net revenue growth was driven by effective net pricing and the volume growth. The volume growth reflects mid-single-digit growth in variety packs, low-single-digit growth in trademark Tostitos and double-digit growth in trademark Smartfood. These increases were partially offset by a low-single-digit decline in trademark Lay’s.
Operating profit grew 6%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4.5 percentage points to operating profit growth, primarily cooking oil and packaging. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher advertising and marketing expenses.
36 Weeks
Net revenue grew 2% and volume grew 1%. The net revenue growth was driven by effective net pricing and the volume growth. The volume growth reflects mid-single-digit growth in variety packs and trademark Tostitos and double-digit growth in trademark Smartfood. These increases were partially offset by a low-single-digit decline in trademark Lay’s.
Operating profit grew 7%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4.5 percentage points to operating profit growth, primarily cooking oil and packaging. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%		36 Weeks Ended		%
	9/5/2015	9/6/2014	Change		9/5/2015	9/6/2014	Change
Net revenue	$583	$586	(0.5)		$1,768	$1,784	(1)
Impact of foreign exchange translation			2				2
Net revenue growth, on a constant currency basis (a)			2	(b)			1

Operating profit	$150	$150	—		$381	$449	(15)
Restructuring and impairment charges	1	—			2	2
Operating profit excluding above item (a)	$151	$150	—		$383	$451	(15)
Impact of foreign exchange translation			1				1
Operating profit growth excluding above item, on a constant currency basis (a)			1.5	(b)			(14)
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue declined 0.5% and volume grew 2%. The net revenue decline reflects unfavorable foreign exchange, which negatively impacted net revenue performance by 2 percentage points, and unfavorable product mix. These impacts were partially offset by the volume growth, which was driven by high-single-digit growth in Aunt Jemima syrup and mix and mid-single-digit growth in ready-to-eat cereals. These volume increases were partially offset by a high-single-digit decline in bars.

Operating profit was even with the prior year reflecting planned cost reductions across a number of expense categories, the volume growth and favorable pricing and mix. Additionally, lower commodity costs positively contributed 3 percentage points to operating profit performance. These impacts were offset by the lapping of a gain associated with the divestiture of a cereal business in the prior year, which negatively impacted operating profit performance by 13 percentage points. Operating profit performance was also negatively impacted by certain operating cost increases and higher advertising and marketing expenses.
36 Weeks
Net revenue declined 1% and volume grew 1%. The net revenue decline reflects unfavorable foreign exchange, which negatively impacted net revenue performance by 2 percentage points, and unfavorable net pricing, partially offset by the volume growth. The volume growth reflects high-single-digit growth in ready-to-eat cereals, mid-single-digit growth in Aunt Jemima syrup and mix and low-single-digit growth in oatmeal, partially offset by a double-digit decline in MQD products and mid-single-digit declines in grits and bars.

Operating profit decreased 15%, primarily reflecting an impairment charge associated with our MQD joint venture, which negatively impacted operating profit performance by 14 percentage points. Operating profit performance was also negatively impacted by certain operating cost increases and higher advertising and marketing expenses. Additionally, the lapping of the gain associated with the divestiture of a cereal business in the prior year negatively impacted operating profit performance by 4 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, the volume growth and favorable product mix.

North America Beverages

	12 Weeks Ended		%	36 Weeks Ended			%
	9/5/2015	9/6/2014	Change	9/5/2015		9/6/2014	Change
Net revenue	$5,360	$5,148	4	$14,771		$14,435	2
Impact of foreign exchange translation			1				1
Net revenue growth, on a constant currency basis (a)			5				3

Operating profit	$860	$753	14	$2,146		$1,854	16
Restructuring and impairment charges	4	14		19		135
Pension-related settlement	(37)	—		(37)	—	—
Operating profit excluding above items (a)	$827	$767	8	$2,128		$1,989	7
Impact of foreign exchange translation			2				1
Operating profit growth excluding above items, on a constant currency basis (a)			10				8
(a) See “Non-GAAP Measures.”

12 Weeks
Net revenue increased 4%, primarily reflecting volume growth and effective net pricing. Unfavorable foreign exchange reduced net revenue growth by 1 percentage point.
Volume increased 3%, driven by a 10% increase in non-carbonated beverage volume, partially offset by a 2% decline in carbonated soft drink (CSD) volumes. The non-carbonated beverage volume increase primarily reflected a high-single-digit increase in Gatorade sports drinks, double-digit increases in our overall water portfolio and Lipton ready-to-drink teas, and a mid-single-digit increase in our juice and juice drinks portfolio.
Operating profit increased 14%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 8%. This increase primarily reflects the revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 8 percentage points to reported operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 2 percentage points.
36 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by 1 percentage point.
Volume increased 1%, driven by a 5.5% increase in non-carbonated beverage volume, partially offset by a 2% decline in CSD volumes. The non-carbonated beverage volume increase primarily reflected a mid-single-digit increase in Gatorade sports drinks, a double-digit increase in our overall water portfolio, and a high-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 16%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 7%. This increase primarily reflects the revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 6 percentage points to reported operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as the lapping of favorable settlements of promotional spending accruals in the prior year, which reduced reported operating profit growth by 2 percentage points. Unfavorable foreign exchange reduced operating profit growth by 1 percentage point.

Latin America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/2015	9/6/2014	Change	9/5/2015	9/6/2014	Change
Net revenue	$2,283	$2,413	(5)	$5,921	$6,293	(6)
Impact of foreign exchange translation			38			31
Net revenue growth, on a constant currency basis (a)			33			25

Operating profit	$(994)	$432	(330)	$(420)	$1,183	(136)
Restructuring and impairment charges	10	8		16	10
Venezuela impairment charges	1,359	—		1,359	—
Operating profit excluding above items (a)	$375	$440	(15)	$955	$1,193	(20)
Impact of foreign exchange translation			53			44
Operating profit growth excluding above items, on a constant currency basis (a)			38			24
(a) See “Non-GAAP Measures.”
12 Weeks
Net revenue decreased 5%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 38 percentage points, including 20 percentage points from Venezuela. This impact was partially offset by effective net pricing, including 27 percentage points of inflation-based pricing from Venezuela, and volume growth.
Snacks volume increased 1%, primarily reflecting a mid-single-digit increase in Mexico, partially offset by a high-single-digit decline in Brazil.
Beverage volume grew slightly, primarily reflecting a low-single-digit increase in Mexico and a mid-single-digit increase in Guatemala, partially offset by mid-single-digit declines in Brazil and Argentina and a high-single-digit decline in Venezuela.
Operating profit decreased 330%, primarily reflecting the Venezuela impairment charges in the above table. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 15%. This decrease reflects certain operating cost increases and higher advertising and marketing expenses, as well as higher commodity costs, which negatively impacted reported operating profit performance by 64 percentage points, led by packaging inflation from Venezuela. These impacts were partially offset by the effective net pricing, the volume growth and planned cost reductions across a number of expense categories. Unfavorable foreign exchange negatively impacted operating profit performance by 53 percentage points, including a 38-percentage-point impact from Venezuela. The results of our Venezuelan businesses negatively impacted reported operating profit performance by 301 percentage points and negatively impacted operating profit excluding the items affecting comparability by 1 percentage point. For additional information on Venezuela, see Note 1 to our condensed consolidated financial statements and “Our Business Risks.”
36 Weeks
Net revenue decreased 6%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 31 percentage points, including 16 percentage points from Venezuela. This impact was partially offset by effective net pricing, including 20 percentage points related to inflation-based pricing from Venezuela, and volume growth.

Snacks volume increased 1.5%, reflecting a low-single-digit increase in Mexico, partially offset by a mid-single-digit decline in Brazil.
Beverage volume increased 1%, reflecting a low-single-digit increase in Mexico and a mid-single-digit increase in Guatemala, partially offset by a high-single-digit decline in Brazil and low-single-digit declines in Argentina and Venezuela. The beverage volume growth included a contribution of 1 percentage point from certain of our bottler’s brands related to our joint venture in Chile.
Operating profit decreased 136%, primarily reflecting the Venezuela impairment charges in the above table. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 20%. This decrease reflects certain operating cost increases, as well as higher commodity costs, which negatively impacted reported operating profit performance by 49 percentage points, led by packaging inflation from Venezuela. These impacts were partially offset by the effective net pricing, the volume growth and planned cost reductions across a number of expense categories. Unfavorable foreign exchange negatively impacted operating profit performance by 44 percentage points, including a 31-percentage-point impact from Venezuela. The results of our Venezuelan businesses negatively impacted reported operating profit performance by 118 percentage points and negatively impacted operating profit excluding the items affecting comparability by 9 percentage points.
Europe Sub-Saharan Africa

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/2015	9/6/2014	Change	9/5/2015	9/6/2014	Change
Net revenue	$2,918	$3,794	(23)	$7,227	$9,460	(24)
Impact of foreign exchange translation			25			25
Net revenue growth, on a constant currency basis (a)			2			1.5	(b)

Operating profit	$398	$481	(17)	$860	$1,111	(23)
Restructuring and impairment charges	18	14		37	37
Operating profit excluding above item (a)	$416	$495	(16)	$897	$1,148	(22)
Impact of foreign exchange translation			25			23
Operating profit growth excluding above item, on a constant currency basis (a)			9			1

(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.
12 Weeks
Net revenue decreased 23%, primarily reflecting unfavorable foreign exchange which negatively impacted net revenue performance by 25 percentage points, including 13 percentage points from Russia, as well as net volume declines. These impacts were partially offset by effective net pricing.
Snacks volume grew 1.5%, primarily reflecting mid-single-digit growth in Turkey and South Africa and low-single-digit growth in the United Kingdom and Spain, partially offset by a mid-single-digit decline in Russia. Additionally, the Netherlands experienced low-single-digit growth.
Beverage volume declined slightly, primarily reflecting a double-digit decline in Russia and a low-single-digit decline in Turkey, partially offset by double-digit growth in Germany and Nigeria and low-single-digit growth in the United Kingdom.

Operating profit decreased 17%, reflecting certain operating cost increases, the net volume declines and higher advertising and marketing expenses. Additionally, higher commodity costs negatively impacted operating profit performance by 14 percentage points, primarily reflecting foreign exchange transactional losses. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories. Additionally, the net impact of the prior-year impairment charge associated with a brand in Greece positively contributed 4 percentage points to operating profit performance. Unfavorable foreign exchange negatively impacted operating profit performance by 25 percentage points.
36 Weeks
Net revenue decreased 24%, primarily reflecting unfavorable foreign exchange which negatively impacted net revenue performance by 25 percentage points, including 14 percentage points from Russia, as well as net volume declines. These impacts were partially offset by effective net pricing.
Snacks volume grew 0.5%, primarily reflecting mid-single-digit growth in Turkey and low-single-digit growth in the United Kingdom, South Africa and Spain, partially offset by a mid-single-digit decline in Russia. Additionally, the Netherlands experienced slight growth.
Beverage volume declined 3%, primarily reflecting a double-digit decline in Russia, partially offset by mid-single-digit growth in Nigeria, low-single-digit growth in Turkey and slight growth in Germany. Additionally, the United Kingdom experienced a low-single-digit decline.
Operating profit decreased 23%, reflecting certain operating cost increases as well as higher commodity costs, which negatively impacted operating profit performance by 18 percentage points, primarily reflecting foreign exchange transactional losses, and the net volume declines. Additionally, the lapping of a prior-year gain associated with the sale of agricultural assets in Russia negatively impacted operating profit performance by 3 percentage points. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories. The net impact of the prior-year impairment charge associated with a brand in Greece positively contributed 2 percentage points to operating profit performance. Unfavorable foreign exchange negatively impacted operating profit performance by 23 percentage points.
Asia, Middle East and North Africa

	12 Weeks Ended		%	36 Weeks Ended		%
	9/5/2015	9/6/2014	Change	9/5/2015	9/6/2014	Change
Net revenue	$1,632	$1,751	(7)	$4,458	$4,631	(4)
Impact of foreign exchange translation			6			4
Net revenue growth, on a constant currency basis (a)			(1)			1	(b)

Operating profit	$199	$293	(32)	$802	$841	(5)
Restructuring and impairment charges	3	8		8	19
Charge related to the transaction with Tingyi	73	—		73	—
Operating profit excluding above items (a)	$275	$301	(8)	$883	$860	3
Impact of foreign exchange translation			4			3
Operating profit growth excluding above items, on a constant currency basis (a)			(4)			6
(a) See “Non-GAAP Measures.”
(b) Does not sum due to rounding.

12 Weeks
Net revenue declined 7%, reflecting the impact of refranchising a portion of our beverage businesses in India and the Middle East, which negatively impacted net revenue performance by 4 percentage points. Unfavorable foreign exchange negatively impacted net revenue performance by 6 percentage points. These impacts were partially offset by volume growth and effective net pricing.
Snacks volume grew 2%, reflecting double-digit growth in Pakistan and mid-single-digit growth in the Middle East and China, partially offset by low-single-digit declines in India and Australia.
Beverage volume declined slightly, driven by double-digit declines in China and India, offset by high-single-digit growth in the Middle East and double-digit growth in Pakistan.
Operating profit decreased 32%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 8%. This decrease reflects certain operating cost increases, including strategic initiatives, as well as an impairment charge associated with a joint venture in the Middle East, and a contract termination charge, which negatively impacted reported operating profit performance by 10 percentage points and 4 percentage points, respectively. The net impact of the refranchising of a portion of our beverage businesses in India and the Middle East negatively impacted reported operating profit performance by 7 percentage points, which included a 5-percentage-point negative impact from the lapping of the prior-year gain associated with the Middle East beverage refranchising. These impacts were partially offset by planned cost reductions across a number of expense categories, the effective net pricing, the net volume growth and lower advertising and marketing expenses. Additionally, lower commodity costs contributed 4 percentage points to reported operating profit performance. Unfavorable foreign exchange negatively impacted operating profit performance by 4 percentage points.
36 Weeks
Net revenue declined 4%, reflecting the impact of refranchising a portion of our beverage businesses in India and the Middle East, which negatively impacted net revenue performance by 4 percentage points. Unfavorable foreign exchange negatively impacted net revenue performance by 4 percentage points. These impacts were partially offset by volume growth and effective net pricing.
Snacks volume grew 4%, reflecting double-digit growth in China and Pakistan and mid-single-digit growth in the Middle East and India, partially offset by a double-digit decline in Thailand. Additionally, Australia experienced low-single-digit growth.
Beverage volume grew 0.5%, driven by mid-single-digit growth in the Middle East and Philippines and double-digit growth in Pakistan, partially offset by a high-single-digit decline in China and a double-digit decline in India.
Operating profit decreased 5%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 3%, primarily reflecting the volume growth, the effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 3 percentage points to reported operating profit performance. These impacts were partially offset by certain operating cost increases, including strategic initiatives, as well as an impairment charge associated with a joint venture in the Middle East, which negatively impacted reported operating profit performance by 3 percentage points. The net impact of the refranchising of a portion of our beverage businesses in India and the Middle East had a slightly negative impact on reported operating profit performance. This impact included a 5-percentage-point gain from the India refranchising, partially offset by a 2-percentage-point impact from the lapping of the prior-year gain from the Middle East beverage refranchising. Unfavorable foreign exchange negatively impacted operating profit performance by 3 percentage points.
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
As of September 5, 2015, we had cash, cash equivalents and short-term investments of $9.8 billion outside the U.S., which exclude amounts related to our deconsolidated Venezuelan subsidiaries. See Note 1 to our condensed consolidated financial statements and “Our Business Risks.” To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions.
Operating Activities
During the 36 weeks in 2015, net cash provided by operating activities was $6.8 billion, compared to $6.7 billion in the prior-year period. The operating cash flow performance primarily reflects favorable working capital comparisons to the prior year.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 36 weeks in 2015, net cash used for investing activities was $1.3 billion, primarily reflecting net capital spending of $1.4 billion as well as a reduction of cash due to the deconsolidation of our Venezuelan subsidiaries of $568 million. See Note 1 to our condensed consolidated financial statements and “Our Business Risks.” This is partially offset by net maturities of debt securities of $614 million. See Note 10 to our condensed consolidated financial statements for further discussion of our investments in debt securities.
We expect 2015 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 36 weeks in 2015, net cash used for financing activities was $2.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $6.2 billion, partially offset by net proceeds from long-term debt borrowings of $1.7 billion, net proceeds from short-term borrowings of $1.4 billion and proceeds from exercises of stock options of $0.3 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a new share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock from July 1, 2015 through June 30, 2018. This repurchase program is in addition to the current $10.0 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and expires on June 30, 2016. On February 11, 2015, we also announced a 7% increase in our annualized dividend to $2.81 per share from $2.62 per share, effective with the dividend paid in June 2015. We expect to return a total of $9.0 billion to shareholders in 2015 through share repurchases of approximately $5.0 billion and dividends of approximately $4.0 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase programs.
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

	36 Weeks Ended
	9/5/2015	9/6/2014	% Change
Net cash provided by operating activities	$6,775	$6,693	1
Capital spending	(1,463)	(1,540)
Sales of property, plant and equipment	63	60
Free cash flow	5,375	5,213	3
Discretionary pension and retiree medical contributions (after-tax)	—	13
Pension-related settlement	68	—
Payments related to restructuring charges (after-tax)	144	164
Net capital investments related to restructuring plan	—	4
Free cash flow excluding above items	$5,587	$5,394	4
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
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 5, 2015, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 5, 2015 and September 6, 2014, and the related Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 5, 2015 and September 6, 2014. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
October 6, 2015

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
During our third fiscal quarter of 2015, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 21, 2015 and June 13, 2015.
As previously disclosed, on May 8, 2011 and August 9, 2012, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest), the regional Hungarian governmental authority (the Hungarian Authority), notified our subsidiary, Fovarosi Asvanyviz-es Uditoipari Zrt. (FAU), that it assessed monetary sanctions of approximately $220,000 for alleged violation of applicable wastewater discharge standards in 2010 and of approximately $153,000 for alleged violation of applicable wastewater discharge standards in 2011, respectively. Following an appeal of this decision by FAU, the Orszagos Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest) increased the 2011 sanctions to $320,000 and the 2012 sanctions to $196,000, on the grounds that certain pollutant factors had not been taken into account by the Hungarian Authority. In the third quarter, these sanctions were annulled by the Fovarosi Kozigazgatasi es Munkaugyi Birosag (Budapest), but the Hungarian Authority may re-institute these proceedings.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the third quarter of 2015 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/13/2015				$1,172

6/14/2015-7/11/2015	3.8	$94.69	3.8	(356)
7/1/2015				12,000	(b)
				12,816
7/12/2015-8/8/2015	3.6	$97.22	3.6	(353)
				12,463
8/9/2015-9/5/2015	4.0	$95.06	4.0	(384)
Total	11.4	$95.62	11.4	$12,079

(a)
All shares were repurchased in open market transactions pursuant to the $10 billion repurchase program authorized by our Board of Directors and publicly announced on February 14, 2013, which commenced on July 1, 2013 and expires on June 30, 2016. As of the end of the third quarter of 2015, $79 million of shares remained available for repurchase under this program. Subsequent to the end of the third quarter of 2015, we completed repurchases of the remaining shares available under this program.

(b)
Represents shares authorized for repurchase under a new program for repurchases of up to $12 billion of our common stock announced on February 11, 2015, from July 1, 2015 through June 30, 2018. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise. Subsequent to the end of the third quarter of 2015, we began repurchasing shares under this program.

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
The following table summarizes our convertible preferred share repurchases during the third quarter of 2015.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/14/2015-7/11/2015	—	$—	N/A	N/A

7/12/2015-8/8/2015	1,000	$485.38	N/A	N/A

8/9/2015-9/5/2015	1,800	$470.72	N/A	N/A
Total	2,800	$475.95	N/A	N/A
ITEM 5. Other Information.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates. As previously disclosed, one of our foreign subsidiaries historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. The office ceased all commercial activity since the enactment of ITRA. During our 2014 fiscal year, our foreign subsidiary received a license from the U.S. Treasury Department’s Office of Foreign Assets Control authorizing it to engage in activities related to the winding down of the office in Iran and started the process of winding down its office. The license expired during the second quarter of 2015 and the foreign subsidiary ceased the process of winding down the office upon such expiration, applied for a new license and restarted the winding-down process upon receipt of the new license during the fourth quarter of 2015. The foreign subsidiary did not engage in any activities in Iran in the third quarter of 2015, or have any revenues or profits attributable to activities in Iran during the third quarter of 2015.
ITEM 6. Exhibits.

See “Index to Exhibits” on page 55.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	October 6, 2015	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	October 6, 2015	/s/ Tony West
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

Exhibit 4.1
Form of Floating Rate Notes due 2017, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

Exhibit 4.2
Form of 1.125% Senior Notes due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

Exhibit 4.3
Form of 3.100% Senior Notes due 2022, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

Exhibit 4.4
Form of 3.500% Senior Notes due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

Exhibit 4.5
Form of 4.600% Senior Notes due 2045, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 5, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.