Form 10-K
period 2015-12-26
PEPSICO INC
filed 2016-02-11
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015
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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of PepsiCo, Inc. Common Stock held by nonaffiliates of PepsiCo, Inc. (assuming for these purposes, but without conceding, that all executive officers and directors of PepsiCo, Inc. are affiliates of PepsiCo, Inc.) as of June 12, 2015, the last day of business of our most recently completed second fiscal quarter, was $137.9 billion (based on the closing sale price of PepsiCo, Inc.’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares of PepsiCo, Inc. Common Stock outstanding as of February 4, 2016 was 1,445,412,743.
Documents Incorporated by Reference
Portions of the Proxy Statement relating to PepsiCo, Inc.’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PepsiCo, Inc.
Form 10-K Annual Report
For the Fiscal Year Ended December 26, 2015

Forward-Looking Statements
This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business – Our Business Risks.” Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks below and elsewhere in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

PART I
Item 1. Business.
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively. Certain terms used in this Annual Report on Form 10-K are defined in the Glossary included in Item 7. of this report.
Company Overview
We were incorporated in Delaware in 1919 and reincorporated in North Carolina in 1986. We are a leading global food and beverage company with a complementary portfolio of enjoyable brands, including Frito-Lay, Gatorade, Pepsi-Cola, Quaker and Tropicana. Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient and enjoyable beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories.
Our Operations
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	North America Beverages (NAB);

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.

See Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas. North America includes the United States and Canada. See also “Item 1A. Risk Factors” below for a discussion of certain risks associated with our operations, including outside the United States.
Frito-Lay North America
Either independently or in conjunction with third parties, FLNA makes, markets, distributes and sells branded snack foods. These foods include Lay’s potato chips, Doritos tortilla chips, Cheetos cheese-flavored snacks, Tostitos tortilla chips, branded dips, Fritos corn chips, Ruffles potato chips and Santitas tortilla chips. FLNA’s branded products are sold to independent distributors and retailers. In addition, FLNA’s joint venture with Strauss Group makes, markets, distributes and sells Sabra refrigerated dips and spreads. FLNA’s net revenue was $14.8 billion, $14.5 billion and $14.1 billion in 2015, 2014 and 2013, respectively, and approximated 23% of our total net revenue in 2015, 22% of our total net revenue in 2014 and 21% of our total net revenue in 2013.
Quaker Foods North America
Either independently or in conjunction with third parties, QFNA makes, markets, distributes and sells cereals, rice, pasta and other branded products. QFNA’s products include Quaker oatmeal, Aunt Jemima mixes and syrups, Quaker Chewy granola bars, Cap’n Crunch cereal, Quaker grits, Life cereal, Rice-A-Roni side dishes, Quaker rice cakes, Quaker natural granola and Quaker oat squares. These branded products are sold to independent distributors and retailers. QFNA’s net revenue was $2.5 billion in 2015 and $2.6 billion in both 2014 and 2013, and approximated 4% of our total net revenue in each of 2015, 2014 and 2013.
North America Beverages
Either independently or in conjunction with third parties, NAB makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Gatorade, Mountain Dew, Diet Pepsi, Aquafina, Diet Mountain Dew, Tropicana Pure Premium, Sierra Mist and Mug. NAB also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea and coffee products through joint ventures with Unilever (under the Lipton brand name) and Starbucks, respectively. Further, NAB manufactures and distributes certain brands licensed from Dr Pepper Snapple Group, Inc. (DPSG), including Dr Pepper, Crush and Schweppes, and certain juice brands licensed from Dole Food Company, Inc. (Dole) and Ocean Spray Cranberries, Inc. (Ocean Spray). NAB operates its own bottling plants and distribution facilities and sells branded finished goods directly to independent distributors and retailers. NAB also sells concentrate and finished goods for our brands to authorized and independent bottlers, who in turn sell our branded finished goods to independent distributors and retailers in certain markets. NAB’s net revenue was $20.6 billion, $20.2 billion and $20.1 billion in 2015, 2014 and 2013, respectively, and approximated 33% of our total net revenue in 2015 and 30% of our total net revenue in both 2014 and 2013.
Latin America
Either independently or in conjunction with third parties, Latin America makes, markets, distributes and sells a number of snack food brands including Doritos, Cheetos, Marias Gamesa, Ruffles, Emperador, Saladitas, Sabritas, Lay’s, Rosquinhas Mabel and Tostitos, as well as many Quaker-branded cereals and snacks. Latin America also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, 7UP, Gatorade, Mirinda, Diet 7UP, Manzanita Sol and Diet Pepsi. These branded products are sold to authorized bottlers, independent distributors and retailers. Latin America also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea through an international joint venture with Unilever (under the Lipton brand name). Latin America’s net revenue was $8.2 billion, $9.4 billion and $9.3 billion in 2015, 2014 and 2013, respectively, and approximated 13% of our total net revenue in 2015 and 14% of our total net revenue in both 2014 and 2013.
See Note 1 to our consolidated financial statements for information about the deconsolidation of our Venezuelan subsidiaries, which was effective as of the end of the third quarter of 2015.
Europe Sub-Saharan Africa
Either independently or in conjunction with third parties, ESSA makes, markets, distributes and sells a number of leading snack food brands including Lay’s, Walkers, Doritos, Cheetos and Ruffles, as well as many Quaker-branded cereals and snacks, through consolidated businesses as well as through noncontrolled affiliates. ESSA also, either independently or in conjunction with third parties, makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, 7UP, Pepsi Max, Mirinda, Diet Pepsi and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, ESSA operates its own bottling plants and distribution facilities. ESSA also, either independently or in conjunction with third parties, makes, markets and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). In addition, ESSA makes, markets, sells and distributes a number of leading dairy products including Chudo, Agusha and Domik v Derevne. ESSA’s net revenue was $10.5 billion, $13.4 billion and $13.8 billion in 2015, 2014 and 2013, respectively, and approximated 17% of our total net revenue in 2015, 20% of our total net revenue in 2014 and 21% of our total net revenue in 2013.
Asia, Middle East and North Africa
Either independently or in conjunction with third parties, AMENA makes, markets, distributes and sells a number of leading snack food brands including Lay’s, Kurkure, Chipsy, Doritos, Cheetos and Crunchy through consolidated businesses, as well as through noncontrolled affiliates. Further, either independently or in conjunction with third parties, AMENA makes, markets, distributes and sells many Quaker-branded cereals and snacks. AMENA also makes, markets, distributes and sells beverage concentrates, fountain syrups and finished goods under various beverage brands including Pepsi, Mirinda, 7UP, Mountain Dew, Aquafina and Tropicana. These branded products are sold to authorized bottlers, independent distributors and retailers. In certain markets, however, AMENA operates its own bottling plants and distribution facilities. AMENA also, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink tea products through an international joint venture with Unilever (under the Lipton brand name). Further, we license the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi (Cayman Islands) Holding Corp. (Tingyi). AMENA’s net revenue was $6.4 billion, $6.6 billion and $6.4 billion in 2015, 2014 and 2013, respectively, and approximated 10% of our total net revenue in each of 2015, 2014 and 2013.
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

Customer Warehouse
Some of our products are delivered from our manufacturing plants and warehouses to customer warehouses. These less costly systems generally work best for products that are less fragile and perishable, and have lower turnover.
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
Ingredients and Other Supplies
The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including polyethylene terephthalate (PET) and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities for us due to their use in our facilities and the vehicles delivering our products. We employ specialists to secure adequate supplies of many of these items and have not experienced any significant continuous shortages that would prevent us from meeting our requirements. Many of these ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including swaps and futures. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase, we may or may not pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including by developing our initiative to advance sustainable farming practices by our suppliers and expanding it globally. See Note 10 to our consolidated financial statements for additional information on how we manage our exposure to commodity costs.
Our Brands and Intellectual Property Rights
We own numerous valuable trademarks which are essential to our worldwide businesses, including Agusha, Amp Energy, Aquafina, Aquafina Flavorsplash, Aunt Jemima, Cap’n Crunch, Cheetos, Chester’s, Chipsy, Chudo, Cracker Jack, Crunchy, Diet Mountain Dew, Diet Mug, Diet Pepsi, Diet 7UP (outside the United States), Diet Sierra Mist, Domik v Derevne, Doritos, Duyvis, Elma Chips, Emperador, Frito-Lay, Fritos, Fruktovy Sad, Frustyle, G Series, G2, Gatorade, Grandma’s, Imunele, Izze, Kas, Kurkure, Lay’s, Life, Lifewater, Lubimy, Manzanita Sol, Marias Gamesa, Matutano, Mirinda, Miss Vickie’s, Mother’s, Mountain Dew, Mountain Dew Code Red, Mountain Dew Kickstart, Mug, Munchies, Naked, Near East, O.N.E., Paso de los Toros, Pasta Roni, Pepsi, Pepsi Max, Pepsi Next, Propel, Quaker, Quaker Chewy, Rice-A-Roni, Rold Gold, Rosquinhas Mabel, Ruffles, Sabritas, Sakata, Saladitas, Sandora, Santitas, 7UP (outside the United States) and 7UP Free (outside the United States), Sierra Mist, Simba, Smartfood, Smith’s, Snack a Jacks, SoBe, SoBe Lifewater, SoBe V Water, Sonric’s, Stacy’s, Sting, SunChips, Tonus, Tostitos, Trop 50, Tropicana, Tropicana Farmstand, Tropicana Pure Premium, Tropicana Twister, Vesely Molochnik, Walkers and Ya. We also hold long-term licenses to use valuable trademarks in connection with our products in certain markets, including Dole and Ocean Spray. We also distribute Rockstar Energy drinks, Muscle Milk protein shakes and various DPSG brands, including Dr Pepper in certain markets, Crush and Schweppes. Joint ventures in which we have an ownership interest either own or have the right to use certain trademarks, such as Lipton,

Sabra and Starbucks. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize correct use of our trademarks. We have authorized, through licensing arrangements, the use of many of our trademarks in such contexts as snack food joint ventures and beverage bottling appointments. In addition, we license the use of our trademarks on merchandise that is sold at retail, which enhances brand awareness.
We either own or have licenses to use a number of patents which relate to certain of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. Some of these patents are licensed to others.
Seasonality
Our businesses are affected by seasonal variations. For instance, our beverage sales are higher during the warmer months and certain food and dairy sales are higher in the cooler months. Weekly beverage and snack sales are generally highest in the third quarter due to seasonal and holiday-related patterns, and generally lowest in the first quarter. However, taken as a whole, seasonality has not had a material impact on our consolidated financial results.
Our Customers
Our customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores, e-commerce retailers and authorized independent bottlers, among others. We normally grant our independent bottlers exclusive contracts to sell and manufacture certain beverage products bearing our trademarks within a specific geographic area. These arrangements provide us with the right to charge our independent bottlers for concentrate, finished goods and Aquafina royalties and specify the manufacturing process required for product quality. We also grant distribution rights to our independent bottlers for certain beverage products bearing our trademarks for specified geographic areas.
We rely on and provide financial incentives to our customers to assist in the distribution and promotion of our products to the consumer. For our independent distributors and retailers, these incentives include volume-based rebates, product placement fees, promotions and displays. For our independent bottlers, these incentives are referred to as bottler funding and are negotiated annually with each bottler to support a variety of trade and consumer programs, such as consumer incentives, advertising support, new product support, and vending and cooler equipment placement. Consumer incentives include coupons, pricing discounts and promotions, and other promotional offers. Advertising support is directed at advertising programs and supporting independent bottler media. New product support includes targeted consumer and retailer incentives and direct marketplace support, such as point-of-purchase materials, product placement fees, media and advertising. Vending and cooler equipment placement programs support the acquisition and placement of vending machines and cooler equipment. The nature and type of programs vary annually.
Changes to the retail landscape, including increased consolidation of retail ownership, and the current economic environment continue to increase the importance of major customers. In 2015, sales to Wal-Mart Stores, Inc. (Wal-Mart), including Sam’s Club (Sam’s), represented approximately 13% of our total net revenue. Our top five retail customers represented approximately 32% of our 2015 net revenue in North America, with Wal-Mart (including Sam’s) representing approximately 18%. These percentages include concentrate sales to our independent bottlers, which were used in finished goods sold by them to these retailers.
See Note 8 to our consolidated financial statements for more information on our customers, including our independent bottlers.

Our Competition
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographies, as well as regional, local and private label manufacturers and other competitors. In many countries in which our products are sold, including the United States, The Coca-Cola Company is our primary beverage competitor. Other beverage, food and snack competitors include, but are not limited to, DPSG, Kellogg Company, The Kraft Heinz Company, Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Snyder’s-Lance, Inc.
Many of our food and snack products hold significant leadership positions in the food and snack industry in the United States and worldwide. In 2015, we and The Coca-Cola Company represented approximately 24% and 20%, respectively, of the U.S. liquid refreshment beverage category by estimated retail sales in measured channels, according to Information Resources, Inc. However, The Coca-Cola Company has significant carbonated soft drink (CSD) share advantage in many markets outside the United States.
Our beverage, food and snack products compete primarily on the basis of brand recognition, taste, price, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness. Success in this competitive environment is dependent on effective promotion of existing products, effective introduction of new products and the effectiveness of our advertising campaigns, marketing programs, product packaging, pricing, increased efficiency in production techniques, new vending and dispensing equipment and brand and trademark development and protection. We believe that the strength of our brands, innovation and marketing, coupled with the quality of our products and flexibility of our distribution network, allows us to compete effectively.
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. These activities principally involve: development of new ingredients and products; reformulation and improvement in the quality and appeal of existing products; improvement and modernization of manufacturing processes; improvements in product quality, safety and integrity; development of, and improvements in, dispensing equipment, packaging technology, package design and portion sizes; and efforts focused on identifying opportunities to transform, grow and broaden our product portfolio, including by developing products with improved nutrition profiles that reduce sodium, saturated fat or added sugars, including through the use of sweetener alternatives and flavor modifiers and innovation in existing sweeteners, and by offering more options with whole grains, fruits and vegetables. Our research centers are located around the world, including in Brazil, China, Germany, India, Mexico, Russia, the United Arab Emirates, the United Kingdom and the United States, and leverage nutrition science, food science, engineering and consumer insights to meet our strategy to continue to develop nutritious, convenient beverages, foods and snacks.
In 2015, we continued to refine our beverage, food and snack portfolio to meet changing consumer demands by developing a broader portfolio of product choices, including: launching beverage options that contain no high fructose corn syrup and are made with natural flavors; building on our important nutrition platforms and brands – Quaker (grains), Tropicana (fruits and vegetables), Gatorade (sports nutrition for athletes) and Naked Juice (juices and smoothies); expanding our whole grain products globally; and expanding our portfolio of nutritious products in growing categories, such as dairy, hummus and other refrigerated dips, and baked grain snacks. We also continued to develop and implement new technologies to enhance the quality and value of our current and future products. In addition, we continued to make investments to reduce our impact on the environment, including: efforts to conserve raw materials and energy, such as by working to achieve reductions in greenhouse gas emissions across our global businesses, by helping to protect and conserve global water supplies especially in water-stressed areas (including conserving water within our operations and promoting the reduction of water use in our agricultural supply chain), and by incorporating into our operations improvements in the sustainability and resources of our agricultural supply chain; efforts to reduce waste generated by our operations and disposed of in landfills; efforts to recycle containers; efforts to use renewable resources; and efforts to optimize package technology and design to make our packaging increasingly sustainable with lower environmental impact.
Research and development costs were $754 million, $718 million and $665 million in 2015, 2014 and 2013, respectively, and are reported within selling, general and administrative expenses. Consumer research is excluded from such research and development costs and included in other marketing costs.
Regulatory Environment and Environmental Compliance
The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality and safety of our products, occupational health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured, distributed or sold. It is our policy to abide by the laws and regulations around the world that apply to our businesses.
We are required to comply with a variety of U.S. laws and regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Motor Carrier Safety Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; customs and foreign trade laws and regulations; and laws regulating the sale of certain of our products in schools. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act. We are also subject to various state and local statutes and regulations, including state consumer protection laws such as Proposition 65 in California, which requires that, unless a safe harbor level exists and has been met, a specific warning appear on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects.
We are also subject to numerous similar and other laws and regulations outside the United States, including but not limited to laws and regulations governing food safety, occupational health and safety, competition, anti-corruption and data privacy. In many jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with the laws and regulations around the world that apply to our businesses.
Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, taxes, labeling requirements or other limitations on, or regulations pertaining to, the sale of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products, including certain of our products that contain added sugars, sodium or saturated fat, exceed a specified caloric content, or include specified ingredients such as caffeine. For example, taxes on sugar-sweetened beverages were imposed in Mexico and Berkeley, California; the U.S. Food and Drug Administration is considering requiring nutrition labels to include information about added sugars; and Brazil and Vermont have enacted legislation requiring labeling of products that contain genetically modified ingredients. In addition, a number of other jurisdictions in the United States and outside the United States are considering similar measures. Regulators may also restrict the use of benefit programs, such as the Supplemental Nutrition Assistance Program, to purchase certain beverages and foods. In addition, legislation has been enacted in certain U.S. states and in certain other countries where our products are sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers, unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future. In addition, as our products are made, manufactured, distributed and sold in more than 200 countries and territories, we are subject to tax laws and regulations in the United States and numerous foreign jurisdictions. Economic and political conditions may result in changes in tax rates, and existing laws on how U.S. multinational corporations are taxed on foreign earnings are subject to changes in interpretation and enforcement, which could affect our financial performance. The cost of compliance with such U.S. and foreign laws has not had a material financial impact on our consolidated results of operations.
We are also subject to national and local environmental laws in the United States and in foreign countries in which we do business, including laws related to water consumption and treatment, wastewater discharge and air emissions. In the United States, our facilities must comply with the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated on-site and sent to third-party owned and operated off-site licensed facilities and our facilities outside the United States must comply with similar laws and regulations. Our policy is to abide by all applicable environmental compliance requirements, and we have internal programs in place to enhance our global environmental compliance. We have made, and plan to continue making, necessary expenditures for compliance with applicable laws. While these expenditures have not had a material impact on our business, financial condition or results of operations, changes in environmental compliance requirements, and any expenditures necessary to comply with such requirements, could affect our financial performance. In addition, we and our subsidiaries are subject to environmental remediation obligations arising in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses acquired by us or our subsidiaries. While these environmental and indemnification obligations cannot be predicted with certainty, environmental compliance costs have not had, and are not expected to have, a material impact on our capital expenditures, earnings or competitive position.
In addition to the discussion in this section, see under “Item 1A. Risk Factors” below “Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations could adversely affect our business, financial condition or results of operations.”, “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our business, financial condition or results of operations.”, “Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are made, manufactured, distributed or sold” and “Climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity, may negatively affect our business and operations or damage our reputation.”
The Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) requires disclosure of certain activities relating to Iran by PepsiCo or its affiliates that occurred during our 2015 fiscal year. As previously disclosed, one of our foreign subsidiaries historically maintained a small office in Iran, which provided sales support to independent bottlers in Iran in connection with in-country sales of foreign-owned beverage brands, and which was not in contravention of any applicable U.S. sanctions laws. The office ceased all commercial activity since the enactment of ITRA. During our 2015 fiscal year, our foreign subsidiary received a license from the U.S. Treasury Department’s Office of Foreign Assets Control authorizing it to engage in activities related to the winding down of the office in Iran and completed the process of winding down its office. The foreign subsidiary did not engage in any activities in Iran other than wind-down activities in 2015, or have any revenues or profits attributable to activities in Iran during 2015.
Employees
As of December 26, 2015, we and our consolidated subsidiaries employed approximately 263,000 people worldwide, including approximately 110,000 people within the United States. In certain countries, our employment levels are subject to seasonal variations. We or our subsidiaries are a party to numerous collective bargaining agreements. We expect that we will be able to renegotiate these collective bargaining agreements on satisfactory terms when they expire. We believe that relations with our employees are generally good.
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
Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls or webcasts. In addition, we have used, and intend to continue to use, these channels or our corporate website (www.pepsico.com) to communicate important information, including news and announcements regarding our financial performance, key personnel, our brands and our business strategy. Information that we post on our corporate website could be deemed material to investors. We encourage investors, the media, our customers, consumers, business partners and others interested in us to review the information we post on our corporate website from time to time. We may from time to time update the list of channels we will use to communicate information that could be deemed material and will post information about any such change on www.pepsico.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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
Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate or market our products effectively, and any significant reduction in demand could adversely affect our business, financial condition or results of operations.
We are a global food and beverage company operating in highly competitive categories and markets and we rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position and could adversely affect our business, financial condition or results of operations. Our success depends in part on our ability to anticipate and effectively respond to shifts in consumer trends and preferences, including increased demand for products that meet the needs of consumers who are concerned with: health and wellness (including products that have less sodium, added sugars and saturated fat); convenience (including responding to changes in in-home and on-the-go consumption patterns); or the location of origin or source of the ingredients and products. Our success also depends on: product quality; our ability to extend our portfolio of products in growing markets and categories; our ability to respond to cultural differences and regional consumer preferences; our ability to monitor and adjust our use of ingredients to respond to applicable local regulations; our ability to develop or acquire new products that are responsive to certain consumer preferences; our ability to develop a broader portfolio of product choices and continue to increase non-carbonated beverage offerings and other alternatives to traditional carbonated beverage offerings; our ability to develop sweetener alternatives and innovation; our ability to improve the production and packaging of our products; and our ability to respond to competitive product and pricing pressures. For example, our growth rate may be adversely affected if we are unable to maintain or grow our current share of the liquid refreshment beverage market or snacks market, or if demand for our products does not grow in developing and emerging markets.
In general, changes in consumption in our product categories or consumer demographics could result in reduced demand for our products. Consumer preferences have been evolving, and are expected to continue to evolve, due to a variety of factors, including: the aging of the general population; consumer concerns or perceptions regarding the nutrition profile of certain of our products, including their caloric content, or perceptions (whether or not valid) regarding the health effects of ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, artificial flavors and colors, artificial sweeteners, aspartame, caffeine, high-fructose corn syrup, saturated fat, sodium, sugar, trans fats or other product ingredients, substances or attributes, including genetically engineered ingredients; taxes or other restrictions imposed on our products; consumer concerns or perceptions regarding packaging materials, such as with respect to the environmental sustainability or chemical makeup thereof; changes in package or portion size; changes in social trends that impact travel, vacation or leisure activity patterns; changes in weather patterns or seasonal consumption cycles; negative publicity (whether or not valid) resulting from regulatory action, litigation against us or other companies in our industry or negative or inaccurate posts or comments in the media, including social media, about us, our products or advertising campaigns and marketing programs; consumer perception of social media posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties; consumer perception of our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties or the business practices of such parties; or a downturn in economic conditions. Any of these changes may reduce consumers’ willingness to purchase our products.
Our continued success is also dependent on our product and marketing innovation, including: maintaining a robust pipeline of new products; improving the quality of existing products; and the effectiveness of our product packaging and distribution, advertising campaigns and marketing programs, including our ability to successfully adapt to a rapidly changing media environment, including through use of social media and online advertising campaigns and marketing programs.
Although we devote significant resources to the items mentioned above, there can be no assurance as to our continued ability to develop, launch and maintain successful new products or variants of existing products in a timely manner or our ability to correctly anticipate or effectively react to changes in consumer preference or develop and effectively execute advertising and marketing campaigns that appeal to customers and consumers. Our failure to make the right strategic investments to drive innovation or successfully launch new products or variants of existing products could decrease demand for our existing products by negatively affecting consumer perception of existing brands and may result in inventory write-offs and other costs that could adversely affect our business, financial condition or results of operations.
Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations could adversely affect our business, financial condition or results of operations.
Our businesses are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as government entities and agencies outside the United States, including laws and regulations relating to the production, content, quality, safety, storage, distribution, sale, display, advertising, marketing, labeling, transportation and use of products, as well as our occupational health and safety practices. Many of these laws and regulations have differing or conflicting legal standards across the various markets where our products are made, manufactured, distributed or sold and, in certain markets, such as developing and emerging markets, may be less developed or certain. In addition, these laws and regulations and related interpretations may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws regarding the import or export of our products or ingredients used in our products; laws and programs restricting the sale and advertising of certain of our products; laws and programs aimed at reducing, restricting or eliminating ingredients or substances in, or attributes of, certain of our products; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products, including laws imposing restrictions on the use of government funds or programs, such as the Supplemental Nutrition Assistance Program, to purchase certain of our products; increased regulatory scrutiny of, and increased litigation involving product claims and concerns (whether or not valid) regarding the effects on health of ingredients or substances in, or attributes of, certain of our products, including without limitation those found in energy drinks; state consumer protection laws; taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; accounting rules and interpretations; competition laws; anti-corruption laws; employment laws; privacy laws; laws regulating the price we may charge for our products; laws regulating water rights and access to and use of water or utilities; and environmental laws, including laws relating to the regulation of water treatment and discharge of wastewater and air emissions.

The imposition by any jurisdiction in the United States or outside the United States of new laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes, labeling, product or production requirements or other limitations on, or pertaining to, the sale or advertisement of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may increase our costs or liabilities or reduce demand for our products, which could adversely affect our business, financial condition or results of operations. For example, taxes on sugar-sweetened beverages were imposed in Mexico and Berkeley, California; the U.S. Food and Drug Administration is considering requiring nutrition labels to include information about added sugars; and Brazil and Vermont have enacted legislation requiring labeling of products that contain genetically modified ingredients. In addition, a number of other jurisdictions in the United States and outside the United States are considering similar measures. If one jurisdiction imposes or proposes to impose new requirements or restrictions, other jurisdictions may follow and the requirements or restrictions, or proposed requirements or restrictions, may result in adverse publicity (whether or not valid). For example, if one jurisdiction imposes a specific labeling requirement or requires a specific warning on any product that contains certain ingredients or substances, other jurisdictions may react and impose restrictions on products containing the same ingredients or substances, which may result in adverse publicity or increased concerns about the health implications of consumption of such ingredients or substances in our products (whether or not valid). Changes in regulatory requirements, and competing regulations and standards, where our products are made, manufactured, distributed or sold, may result in higher compliance costs, capital expenditures and higher production costs, which could adversely affect our business, financial condition or results of operations.
In addition, studies are underway by third parties to assess the health implications of consumption of certain ingredients or substances present in certain of our products, such as 4-MeI, acrylamide, caffeine, added sugars and sodium. If consumer concerns (whether or not valid) about the health implications of consumption of such ingredients or substances present in certain of our products increase as a result of these studies, new scientific evidence, new labeling, product or production requirements or other restrictions, or for any other reason, including adverse publicity (whether or not valid) as a result of any of the foregoing, or if we are required to add warning labels to any of our products or place warnings in locations where our products are sold, demand for our products could decline, or we could be subject to lawsuits or new regulations that could affect sales of our products, any of which could adversely affect our business, financial condition or results of operations.
In many jurisdictions, compliance with competition laws is of special importance to the conduct of our businesses due to our competitive position in those jurisdictions, as is compliance with anti-corruption laws. In addition, regulatory authorities under whose laws we operate may have enforcement powers that can subject us to actions such as product recall, seizure of products or assets or other sanctions, which could have an adverse effect on the sales of products in our portfolio or could lead to damage to our reputation. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, suppliers, or other third parties with whom we do business could take actions, intentional or not, that violate these policies and procedures or applicable laws or regulations. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines, penalties, disgorgement of profits or activity restrictions, any of which could result in adverse publicity or affect our business, financial condition or results of operations.
In addition, we and our subsidiaries are party to a variety of legal and environmental remediation obligations arising in the normal course of business, as well as environmental remediation, product liability, toxic tort and related indemnification proceedings in connection with certain historical activities and contractual obligations, including those of businesses acquired by us or our subsidiaries. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on current and former properties of ours and our subsidiaries, the potential exists for remediation, liability and indemnification costs to differ materially from the costs we have estimated. We cannot guarantee that our costs in relation to these matters will not exceed our established liabilities or otherwise have an adverse effect on our business, financial condition or results of operations.
Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our business, financial condition or results of operations.
Our products are made, manufactured, distributed or sold in more than 200 countries and territories. As such, we are subject to tax laws and regulations of various federal, state and local governments in the United States as well as to tax laws and regulations outside the United States. The imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products, could increase the cost of our products, reduce overall consumption of our products, lead to negative publicity (whether or not valid) or leave consumers with the perception that our products do not meet their health and wellness needs, which could adversely affect our business, financial condition or results of operations. If one jurisdiction imposes new or increased taxes or limitations, other jurisdictions may follow, which may result in adverse publicity or increased concerns about the health implications of consumption of our products (whether or not valid).
In addition, we are subject to regular reviews, examinations and audits by the Internal Revenue Service (IRS) and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.
Our operations outside the United States generate a significant portion of our income and income tax associated with repatriation of foreign earnings to the United States could adversely affect our business, financial condition or results of operations. In addition, many of the countries in which our products are made, manufactured, distributed or sold, including countries in which we have significant operations, are actively considering changes to existing tax laws. Changes in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
Our business, financial condition or results of operations could suffer if we are unable to compete effectively.
Our beverage, food and snack products are in highly competitive categories and markets and compete against products of international beverage, food and snack companies that, like us, operate in multiple geographic areas, as well as regional, local and private label manufacturers and other competitors. In many countries in which our products are sold, including the United States, our primary beverage competitor is The Coca-Cola Company. We also compete with other large companies in each of the beverage, food and snack categories, including DPSG, Kellogg Company, The Kraft Heinz Company, Mondelēz International, Inc., Monster Beverage Corporation, Nestlé S.A., Red Bull GmbH and Snyder’s-Lance, Inc.
Our beverage, food and snack products compete primarily on the basis of brand recognition, taste, price, quality, product variety, innovation, distribution, advertising, marketing and promotional activity, packaging, convenience, service and the ability to anticipate and effectively respond to consumer preferences and trends, including increased consumer focus on health and wellness. If we are unable to effectively promote our existing products or introduce new products, if our advertising or marketing campaigns are not effective or if we are otherwise unable to compete effectively, we may be unable to grow or maintain sales, gross margins or category share in the global market or in various local markets or we may need to increase capital, marketing or other expenditures, which may adversely affect our business, financial condition or results of operations.
Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are made, manufactured, distributed or sold.
Our operations outside of the United States, particularly in Mexico, Russia, Canada, the United Kingdom and Brazil, contribute significantly to our revenue and profitability, and we believe that these countries and other developing and emerging markets, including China and India, present important future growth opportunities for us. However, there can be no assurance that our existing products, variants of our existing products or new products that we make, manufacture, distribute or sell will be accepted or be successful in any particular developing or emerging market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise. The following factors could reduce demand for our products in such developing and emerging markets: unstable economic, political or social conditions, acts of war, terrorist acts, and civil unrest in certain of these markets where our products are made, manufactured, distributed or sold, including Russia, Ukraine, Brazil and the Middle East; increased competition; volatility in the economic growth of certain of these markets and the related impact on developed countries who export to these markets; our inability to acquire businesses, form strategic business alliances or to make necessary infrastructure investments; our inability to complete divestitures or refranchisings; imposition of new or increased labeling, product or production requirements, or other restrictions; imposition of new or increased sanctions against, or other regulations restricting contact with, certain countries in these markets in which our products are made, manufactured, distributed or sold, such as Russia, or imposition of new or increased sanctions against U.S. multinational corporations operating in these markets; foreign ownership restrictions; nationalization of our assets or the assets of our suppliers, bottlers, distributors, joint venture partners or other third parties; government-mandated closure, or threatened closure, of our operations or the operations of our suppliers, bottlers, distributors, joint venture partners or other third parties; restrictions on the import or export of our products or ingredients or substances used in our products; regulations on the repatriation of funds currently held in foreign jurisdictions to the United States; highly inflationary currency, devaluation or fluctuation, such as the devaluation of the Russian ruble, Venezuelan bolivar, Mexican peso, euro, Brazilian real and the Canadian dollar; regulations on the transfer of funds to and from foreign countries, currency controls or other currency exchange restrictions, which result in significant cash balances in foreign countries, from time to time, or could significantly affect our ability to effectively manage our operations in certain of these markets and could result in the deconsolidation of such businesses, such as the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015; the lack of well-established or reliable legal systems; increased costs of doing business due to compliance with complex foreign and United States laws and regulations that apply to our international operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act; and adverse consequences, such as the assessment of fines or penalties, for any failure to comply with these laws and regulations. If we are unable to expand our businesses in developing and emerging markets, effectively operate, or manage the risks associated with operating, in these markets, or achieve the return on capital we expect from our investments in these markets, our business, financial condition or results of operations could be adversely affected.

Unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.
Many of the countries in which we operate have experienced and continue to experience unfavorable economic conditions. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates, tax laws or tax rates; volatile commodity markets, including speculative influences; highly inflationary currency, devaluation or fluctuation; contraction in the availability of credit in the marketplace due to legislation or economic conditions; the effects of government initiatives, including austerity or stimulus measures, to manage economic conditions and any changes to or cessation of such initiatives; the effects of any default by or deterioration in the credit worthiness of the countries in which our products are sold or of countries that may then impact countries in which our products are sold; reduced demand for our products resulting from volatility in general global economic conditions or a shift in consumer preferences for economic reasons or otherwise to regional, local or private label products or other lower-cost products, or to less profitable channels; or a decrease in the fair value of pension or post-retirement assets that could increase future employee benefit costs and/or funding requirements of our pension or post-retirement plans. In addition, we cannot predict how current or future economic conditions will affect our customers, consumers, suppliers, bottlers, distributors, joint venture partners or other third parties and any negative impact on any of the foregoing may also have an adverse impact on our business, financial condition or results of operations.
In addition, some of the major financial institutions with which we execute transactions, including U.S. and non-U.S. commercial banks, insurance companies, investment banks and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity, default or similar risks as a result of unfavorable economic conditions, changing regulatory requirements or other factors beyond our control. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution, or changes in the regulatory environment, may limit the ability or willingness of financial institutions to enter into financial transactions with us, including to provide banking or related cash management services, or to extend credit on terms commercially acceptable to us or at all; may leave us with reduced borrowing capacity or exposed to certain currencies or price risk associated with forecasted purchases of raw materials; or may result in a decline in the market value of our investments in debt securities, which could have an adverse impact on our business, financial condition or results of operations.
Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.
We and our business partners use various raw materials and other supplies in our business. The principal ingredients we use in our beverage, food and snack products are apple, orange and pineapple juice and other juice concentrates, aspartame, corn, corn sweeteners, flavorings, flour, grapefruit and other fruits, oats, oranges, potatoes, raw milk, rice, seasonings, sucralose, sugar, vegetable and essential oils, and wheat. We also use water in the manufacturing of our products. Our key packaging materials include plastic resins, including PET and polypropylene resins used for plastic beverage bottles and film packaging used for snack foods, aluminum used for cans, glass bottles, closures, cardboard and paperboard cartons. Fuel and natural gas are also important commodities for our businesses due to their use in our facilities and the vehicles delivering our products.
Some of these raw materials and supplies are sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions, and some are available from a limited number of suppliers or are in short supply when seasonal demand is at its peak. The raw materials and energy, including fuel, that we use for the manufacturing, production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions, disease or pests, agricultural uncertainty, health epidemics or pandemics, governmental incentives and controls, political uncertainties, governmental instability or currency exchange rates. Shortage of some of these raw materials and other supplies, sustained interruption in their supply or an increase in their costs could adversely affect our business, financial condition or results of operations. Many of our ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivatives. If commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may not be able to increase our product prices or effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot prices of the underlying commodities.
Water is also a limited resource in many parts of the world. The lack of available water of acceptable quality and increasing pressure to conserve water in areas of scarcity and stress may lead to: supply chain disruption, adverse effects on our operations, higher compliance costs, capital expenditures (including additional investments in the development of technologies to enhance water efficiency and reduce water consumption), higher production costs, the cessation of operations at, or relocation of, our facilities or the facilities of our suppliers, bottlers, distributors, joint venture partners or other third parties, or damage to our reputation, any of which could adversely affect our business, financial condition or results of operations.
Failure to realize anticipated benefits from our productivity initiatives or global operating model could have an adverse impact on our business, financial condition or results of operations.
Our future success and earnings growth depend in part on our ability to continue to reduce costs and improve efficiencies. Our productivity initiatives help support our growth initiatives and contribute to our results of operations. We continue to implement strategic plans that we believe will position our business for future success and long-term sustainable growth by allowing us to achieve a lower cost structure and operate more efficiently in the highly competitive beverage, food and snack categories and markets. We are also continuing to implement our global operating model to improve efficiency, decision making, innovation and brand management across the global PepsiCo organization to enable us to compete effectively. Further, in order to capitalize on our cost reduction efforts and our global operating model, it will be necessary to make certain investments in our business, which may be limited due to capital constraints. Some of these measures could yield unintended consequences, such as business disruptions, distraction of management and employees, reduced employee morale and productivity, and unexpected additional employee attrition, including the inability to attract or retain key personnel. It is critical that we have the appropriate personnel in place to continue to lead and execute our plans, including to effectively manage personnel adjustments and transitions resulting from these initiatives and increased competition for employees with the skills necessary to implement our plans. If we are unable to successfully implement our productivity initiatives and global operating model as planned, fail to implement these initiatives as timely as we anticipate, do not achieve expected savings as a result of these initiatives or incur higher than expected or unanticipated costs in implementing these initiatives, or fail to identify and implement additional productivity opportunities in the future, or fail to successfully manage business disruptions or unexpected employee consequences on our workforce, morale or productivity, we may not realize all or any of the anticipated benefits, which could adversely affect our business, financial condition or results of operations.

Business disruptions could have an adverse impact on our business, financial condition or results of operations.
Our ability, and that of our suppliers and other third parties, including our independent bottlers, contract manufacturers, joint venture partners, independent distributors and customers, to make, manufacture, transport, distribute and sell products in our portfolio is critical to our success. Damage or disruption to our or their operations due to any of the following factors could impair the ability to make, manufacture, transport, distribute or sell products in our portfolio: adverse weather conditions or natural disaster, such as a hurricane, earthquake or flooding; government action; economic or political uncertainties or instability in countries in which such products are made, manufactured, distributed or sold, which may also affect our ability to protect the security of our assets and employees; fire; terrorism; outbreak or escalation of armed hostilities; food safety warnings or recalls, whether related to products in our portfolio or otherwise; health epidemics or pandemics; unplanned delays or unexpected problems associated with repairs or enhancements of facilities in which such products are made, manufactured, distributed or sold; cyber incidents; industrial accidents or other occupational health and safety issues; telecommunications failures; power or water shortages; strikes and other labor disputes; or other reasons beyond our control or the control of our suppliers and other third parties. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition or results of operations, as well as require additional resources to restore our operations.
Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect our business, financial condition or results of operations.
Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations (whether or not valid) of product quality issues, mislabeling, misbranding, spoilage, allergens or contamination may reduce demand for products in our portfolio, cause production and delivery disruptions or increase costs, which could adversely affect our business, financial condition or results of operations. If any of the products in our portfolio are mislabeled or become unfit for consumption or cause injury, illness or death, or if appropriate resources are not devoted to product quality and safety (particularly as we expand our portfolio into new categories) or to comply with changing food safety requirements, products in our portfolio may be subject to a product recall and/or be subject to liability or government action, which could result in payment of damages or fines, cause certain products in our portfolio to be unavailable for a period of time or result in adverse publicity, which could reduce consumer demand and brand equity. Our business could also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio. Any of the foregoing could adversely affect our business, financial condition or results of operations. In addition, if we do not have adequate insurance, if we do not have contractual indemnification from suppliers, bottlers, distributors, joint venture partners or other third parties or if indemnification is not available, the liability relating to such product claims or disruption as a result of recall efforts could materially adversely affect our business, financial condition or results of operations.
Any damage to our reputation or brand image could adversely affect our business, financial condition or results of operations.
We are a leading global beverage, food and snack company with brands that are respected household names throughout the world. Maintaining a good reputation globally is critical to selling our branded products. Our reputation or brand image could be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social and environmental practices for all of our operations and activities, including with respect to human rights and workplace safety, or failure to require our suppliers or other third parties to do so; the failure to achieve our goals of reducing sodium, added sugars and saturated fat in certain products and of growing our portfolio of product choices; the failure to achieve our other sustainability goals or to be perceived as appropriately addressing matters of social responsibility; health concerns (whether or not valid) about our products or particular ingredients or substances in, or attributes of, our products, including concerns regarding whether certain of our products contribute to obesity; the imposition or proposed imposition of new or increased taxes, labeling requirements or other limitations on, or pertaining to, the sale, display or advertising of our products; any failure to comply, or perception of a failure to comply, with our policies and goals, including those regarding advertising to children and reducing calorie consumption from sugar-sweetened beverages; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, water, energy use and waste management or any failure to achieve our goals with respect to reducing our impact on the environment; the practices of our employees, agents, customers, distributors, suppliers, bottlers, joint venture partners or other third parties with respect to any of the foregoing, actual or perceived; consumer perception of our advertising campaigns or marketing programs; consumer perception of our use of social media; or our responses to any of the foregoing or negative publicity as a result of any of the foregoing.
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
Further, the popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. As a result, negative or inaccurate posts or comments about us, our products, policies, practices or advertising campaigns and marketing programs, our use of social media or of posts or other information disseminated by us or our employees, agents, customers, suppliers, bottlers, distributors, joint venture partners or other third parties, consumer perception of any of the foregoing, or failure by us to respond effectively to any of the foregoing, may also generate adverse publicity (whether or not valid) that could damage our reputation.
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
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, divestitures, refranchisings and other strategic transactions. Potential issues associated with these activities could include, among other things: our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with a transaction; and diversion of management’s attention from day-to-day operations.
With respect to acquisitions, the following factors also pose potential risks: our ability to successfully combine our businesses with the business of the acquired company, including integrating the acquired company’s manufacturing, distribution, sales, accounting, financial reporting and administrative support activities and information technology systems with our company; our ability to successfully operate in new categories or territories; motivating, recruiting and retaining executives and key employees; conforming standards, controls (including internal control over financial reporting, environmental compliance, health and safety compliance and compliance with other regulations), procedures and policies, business cultures and compensation structures between us and the acquired company; consolidating and streamlining corporate and administrative infrastructures and avoiding increased operating expenses; consolidating sales and marketing operations; retaining existing customers and attracting new customers; identifying and eliminating redundant and underperforming operations and assets; coordinating geographically dispersed organizations; managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition; and other unanticipated problems or liabilities, such as contingent liabilities and litigation.
With respect to joint ventures, we share ownership and management responsibility with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Business decisions or other actions or omissions of our joint venture partners may adversely affect the value of our investment, result in litigation or regulatory action against us or otherwise damage our reputation and brands and adversely affect our business, financial condition or results of operations. In addition, acquisitions and joint ventures outside of the United States increase our exposure to risks associated with operations outside of the United States, including fluctuations in exchange rates and compliance with the Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws, and laws and regulations outside the United States.
With respect to divestitures and refranchisings, we may not be able to complete such transactions on terms commercially favorable to us or at all and may fail to achieve the anticipated benefits or cost savings from the divestiture or refranchising. Further, as divestitures and refranchisings may reduce our direct control over certain aspects of our business, any failure to maintain good relations with divested or refranchised businesses in our supply or sales chain may adversely impact our sales or business performance.
If an acquisition or joint venture is not successfully completed or integrated into our existing operations, or if a divestiture or refranchising is not successfully completed or managed or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.
A change in our estimates and underlying assumptions regarding the future performance of our businesses could result in an impairment charge, which could materially affect our results of operations.
We conduct impairment tests on various components of our portfolio annually, during our third quarter, or more frequently, if circumstances indicate that the carrying value may not be recoverable or that an other-than-temporary impairment exists. Any changes in our estimates or underlying assumptions regarding the future performance of our divisions or in determining the fair value of any such division, including goodwill, indefinite-lived intangible assets, as well as other investments and other long-lived assets, could adversely affect our results of operations. Factors that could result in an impairment include, but are not limited to: significant negative economic or industry trends or competitive operating conditions, significant changes in the nature and timing of decisions regarding assets or markets that do not perform consistent with our expectations, including factors we use to estimate future levels of sales, operating profit or cash flows. Future impairment charges could significantly affect our results of operations in the periods recognized.

If we are unable to recruit, hire or retain key employees or a highly skilled and diverse workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to recruit, hire, retain and develop our leadership bench and a highly skilled and diverse workforce. We compete to recruit and hire new employees and then must train them and develop their skills and competencies. Our employees are highly sought after by our competitors and other companies and our continued ability to compete effectively depends on our ability to retain, develop and motivate highly skilled personnel for all areas of our organization. Any unplanned turnover or our failure to develop an adequate succession plan to backfill current leadership positions, including the Chief Executive Officer, or to hire and retain a diverse workforce could deplete our institutional knowledge base and erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing could have a negative impact on our business, financial condition or results of operations.
The loss of any key customer or changes to the retail landscape could adversely affect our business, financial condition or results of operations.
Our customers include wholesale and other distributors, foodservice customers, grocery stores, drug stores, convenience stores, discount/dollar stores, mass merchandisers, membership stores, e-commerce retailers and authorized independent bottlers, among others. We must maintain mutually beneficial relationships with our key customers, including Wal-Mart, to compete effectively. The loss of any of our key customers could adversely affect our business, financial condition or results of operations. In addition, our industry has been affected by changes to the retail landscape, including increased consolidation of retail ownership, particularly in North America and Europe, resulting in large retailers with increased purchasing power, which may impact our ability to compete in these areas. Such retailers may demand improved efficiency, lower pricing and increased promotional programs. Further, should larger retailers increase utilization of their own distribution networks, other distribution channels such as e-commerce, or private label brands, or if we are unable to develop successful relationships with existing and new e-commerce retailers, the competitive advantages we derive from our go-to-market systems and brand equity may be eroded. Failure to appropriately respond to any such actions, to offer effective sales incentives and marketing programs to our customers or to adapt to the rapidly changing retail and e-commerce landscapes could reduce our ability to secure adequate shelf space and product availability at our retailers, adversely affect our ability to maintain or grow our share of sales or volume, and adversely affect our business, financial condition or results of operations. In addition, if we are unable to resolve a dispute with any of our key customers, or if there is a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, our business, financial condition or results of operations may be adversely affected.
Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.
We expect to maintain Tier 1 commercial paper access, which we believe will facilitate appropriate financial flexibility and ready access to global credit markets at favorable interest rates. Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. Further, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. Our borrowing costs and access to the commercial paper market could also be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity could adversely affect our financial condition and results of operations.
Our business and reputation could suffer if we are unable to protect our information systems against, or effectively respond to, cyberattacks or other cyber incidents or if our information systems, or those of our customers, suppliers, bottlers, distributors, joint venture partners or other third parties, are otherwise disrupted.
We depend on information technology, including public websites and cloud-based services, for many activities important to our business, including: to interface with our customers and consumers; to engage in digital marketing activities; to enable and improve the effectiveness of our operations; to order and manage materials from suppliers; to maintain financial accuracy and efficiency; to comply with regulatory, financial reporting, legal and tax requirements; to collect and store sensitive data and confidential information; to communicate electronically among our global operations and with our employees and the employees of our independent bottlers, contract manufacturers, distributors, joint ventures, suppliers and other third parties; and to communicate with our investors, customers and consumers. As with other global companies, we are regularly subject to cyberattacks. Attempted cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of motives (including criminal hackers, hacktivists and state-sponsored institutions) and expertise. To date, no cyberattack or other cyber incident has had a material adverse effect on our business, financial condition or results of operations. If we do not allocate and effectively manage the resources necessary to build and maintain our information technology infrastructure, including monitoring networks and systems, upgrading our security policies and the skills and training of our employees, and requiring our third-party service providers, customers, suppliers, bottlers, distributors, joint venture partners or other third parties to do the same, if we or they fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, or if our information systems are damaged, compromised, destroyed or shut down (whether as a result of natural disasters, fires, power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, technology development defects, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could, among other things, be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract new, customers and consumers; the loss of revenues from unauthorized use, acquisition or disclosure of, or access to, confidential information; the loss of, or damage to, intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data or other assets; damage to our reputation; litigation; regulatory enforcement actions; violation of data privacy, security or other laws and regulations; and remediation costs. Further, our information systems and the information stored therein could be compromised by, and we could experience similar adverse consequences due to, unauthorized outside parties’ intent on accessing or extracting sensitive data or confidential information, corrupting information or disrupting business processes (or demonstrating an ability to do so) or by inadvertent or intentional actions by our employees, agents or third parties. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. While we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address certain aspects of cyber incidents, network failures and data privacy-related concerns, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that may arise from an incident, or the damage to our reputation or brands that may result from an incident.

If we are not able to successfully implement shared services or utilize information technology systems and networks effectively, our ability to conduct our business might be negatively impacted.
We have entered into agreements with third-party service providers to share certain information technology support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions, and may enter into agreements for shared services in other functions in the future to achieve cost savings and efficiencies. In addition, we utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, consumers and other third parties. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance, we may not be able to achieve the expected cost savings or we may have to incur additional costs to correct errors made by such service providers and our reputation could be harmed. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, litigation or remediation costs, or damage to our reputation, which could have a negative impact on employee morale.
We continue on our multi-year business transformation initiative to migrate certain of our systems, including our financial processing systems, to enterprise-wide systems solutions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently, and remain in step with the changing needs of the trade, which could result in the loss of customers or consumers. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers or consumers and revenue.
Fluctuations in exchange rates impact our business, financial condition and results of operations.
We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States, where the functional currency is other than the U.S. dollar, are translated into U.S. dollars. Our operations outside of the United States, particularly in Mexico, Russia, Canada, the United Kingdom and Brazil, generate a significant portion of our net revenue. In addition, we purchase many of the ingredients, raw materials and commodities used in our business in numerous markets and in numerous currencies. Fluctuations in exchange rates, including as a result of currency controls or other currency exchange restrictions, have had, and may continue to have, an adverse impact on our business, financial condition and results of operations.
Climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity, may negatively affect our business and operations or damage our reputation.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar cane, corn, wheat, rice, oats, potatoes and various fruits. As demand for water access continues to increase around the world, we may be subject to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. The effects of climate change may also exacerbate challenges regarding the availability and quality of water. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.

The increasing concern over climate change may result in new or increased regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, or to limit or impose additional costs on commercial water use due to local water scarcity concerns. In the event that such regulation is more stringent than current regulatory obligations or the measures that we are currently undertaking to monitor and improve our energy efficiency and water conservation, we may experience disruptions in, or significant increases in our costs of, operation and delivery and we may be required to make additional investments in facilities and equipment. In particular, increasing regulation of fuel emissions could substantially increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, the effects of climate change or water scarcity could negatively affect our business and operations.
In addition, any perception (whether or not valid) of our failure to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or water scarcity could result in adverse publicity and could adversely affect our business, financial condition or results of operations.
There is also increased public focus, including by governmental and non-governmental organizations, on these and other environmental sustainability matters, including deforestation and land use. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.
A portion of our workforce belongs to unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages, could cause our business to suffer.
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
If we are not able to adequately protect our intellectual property rights or if we are found to infringe the intellectual property rights of others, the value of our products or brands could be reduced, which could have an adverse impact on our business, financial condition or results of operations.
We possess intellectual property rights that are important to our business. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets that are important to our business and relate to a variety of our products, their packaging, the processes for their production and the design and operation of various equipment used in our businesses. We protect our intellectual property rights globally through a combination of trademark, copyright, patent and trade secret laws, third-party assignment and nondisclosure agreements and monitoring of third-party misuses of our intellectual property. If we fail to obtain or adequately protect our ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets, or if there is a change in law that limits or removes the current legal protections of our intellectual property, the value of our products and brands could be reduced and there could be an adverse impact on our business, financial condition or results of operations. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding could have an adverse impact on our business, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products.

Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business, financial condition or results of operations.
We and our subsidiaries are party to a variety of legal claims and proceedings in the ordinary course of business, including but not limited to litigation related to our advertising, marketing or commercial practices, product labels, claims and ingredients, intellectual property rights and environmental, employment and insurance matters. We evaluate legal claims to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses and establish reserves as appropriate. Litigation is inherently uncertain and there is no guarantee that we will be successful in defending ourselves in litigation, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such litigation. In the event that management’s assessment of claims and proceedings proves inaccurate or litigation that is material arises in the future, there may be a material adverse effect on our business, financial condition or results of operations. Defending ourselves from claims, including non-meritorious claims, may also require us to incur significant expense and devote significant resources, and may generate adverse publicity that may damage our reputation or brand image, which could have an adverse impact on our business, financial condition or results of operations.
Many factors may adversely affect the price of our common stock.
Many factors may adversely affect the price of our common stock. Such factors, some of which are beyond our control, may include, but are not limited to: unfavorable economic conditions; changes in financial or tax reporting and changes in accounting principles or practices that materially affect our reported financial condition and results; investor perceptions of our business, strategies and performance or those of our competitors; actions by shareholders or others seeking to influence our business strategies; speculation by the media or investment community regarding our business, strategies and performance or those of our competitors; trading activity in our common stock or trading activity in derivative instruments with respect to our common stock; changes in our credit ratings; and the impact of our share repurchase programs or dividend policy. In addition, corporate actions, such as those we may or may not take from time to time as part of our continuous review of our corporate structure and our strategy, including as a result of business, legal, regulatory and tax considerations, may not have the impact we intend and may adversely affect the price of our common stock. The above factors, as well as other risks included in this “Item 1A. Risk Factors,” could adversely affect the price of our common stock.
Item 1B. Unresolved Staff Comments.
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

Item 2. Properties.
Our principal executive offices located in Purchase, New York and our facilities located in Plano, Texas, all of which we own, are our most significant corporate properties.
Each division utilizes plants, warehouses, distribution centers, offices and other facilities, either owned or leased, in connection with making, marketing, distributing and selling our products. The approximate number of such facilities utilized by each division is as follows:

	FLNA (a)	QFNA	NAB	Latin America(b)	ESSA	AMENA (c)	Shared (d)
Plants(e)	40	5	65	55	105	50	6
Other Facilities(f)	1,690	2	450	595	390	390	50
(a) Excludes three snack plants and one office that are utilized by FLNA’s joint venture with Strauss Group, all of which are owned or leased by the joint venture.
(b) Excludes properties utilized by our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015.
(c) Excludes properties utilized in connection with AMENA’s strategic alliance with Tingyi that are owned or leased by Tingyi, as well as properties which were sold in connection with the refranchising of a portion of our beverage business in India.
(d) Shared properties are in addition to the other properties reported by our six divisions identified in this table. QFNA shares 12 warehouse and distribution centers with NAB and FLNA. QFNA also shares 18 warehouse and distribution centers, one plant, and one research and development laboratory with NAB. FLNA shares one plant with Latin America. NAB, ESSA and AMENA share two plants and a service center. Latin America, NAB and AMENA share one concentrate plant. Latin America and AMENA share an additional concentrate plant. Approximately 20 offices support shared functions.
(e) Includes manufacturing and processing plants as well as bottling and production plants.
(f) Includes warehouses, distribution centers, offices, including division headquarters, research and development facilities and other facilities.
Significant properties by division included in the table above are as follows:

•	FLNA’s research facility in Plano, Texas, which is owned.

•	QFNA’s food plant in Cedar Rapids, Iowa, which is owned.

•	NAB’s concentrate plants in Cork, Ireland, its research and development facility in Valhalla, New York, and a Tropicana plant in Bradenton, Florida, all of which are owned.

•	Latin America’s four snack plants in Mexico (two in Vallejo, one in Celaya and one in Monterrey) and one in Brazil (Guarulhos), all of which are owned.

•
ESSA’s snack plant in Leicester, United Kingdom, which is leased, and its food and snack research and development facility in Leicester, United Kingdom, its beverage plant in Lebedyan, Russia and its dairy plant in Moscow, Russia, all of which are owned.

•
AMENA’s beverage plants in Sixth of October City and Tanta City, Egypt, Rayong, Thailand and Amman, Jordan, and its snack plants in Sixth of October City, Egypt and Queensland, Australia, all of which are owned, and Riyadh, Saudi Arabia, which is leased.

•	Shared service centers in Winston-Salem, North Carolina, and Plano, Texas, which are primarily shared by our FLNA, QFNA and NAB divisions, both of which are leased.
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

Item 3. Legal Proceedings.
As previously disclosed, in January 2011, Wojewodzka Inspekcja Ochrony Srodowiska, the Polish environmental control authority, began an audit of a bottling plant of our subsidiary, Pepsi-Cola General Bottlers Poland SP, z.o.o. (PCGB), in Michrow, Poland. In July 2013, Wojewodzka Inspekcja Ochrony Srodowiska alleged that the plant was not in compliance in 2009 with applicable regulations governing the taking of water samples for analysis of the plant’s waste and sought monetary sanctions of $650,000 and, in August 2013, PCGB appealed this decision. In April 2015, the General Environmental Inspector for Environmental Protection upheld the sanctions against PCGB and, in May 2015, PCGB further appealed this decision. In October 2015, Viovodeship Administrative Court in Warsaw rejected our appeal and, in December 2015, PCGB filed an extraordinary appeal in the Supreme Administrative Court.
Also as previously disclosed, in May 2011 and August 2012, Kozep-Duna-Volgyi Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest), the regional Hungarian governmental authority (the Hungarian Authority), notified our subsidiary, Fovarosi Asvanyviz-es Uditoipari Zrt. (FAU), that it assessed monetary sanctions of approximately $220,000 for alleged violation of applicable wastewater discharge standards in 2010 and of approximately $153,000 for alleged violation of applicable wastewater discharge standards in 2011, respectively. Following an appeal of this decision by FAU, the Orszagos Kornyezetvedelmi, Termeszetvedelmi es Vizugyi Felugyeloseg (Budapest) increased the 2011 sanctions to $320,000 and the 2012 sanctions to $196,000, on the grounds that certain pollutant factors had not been taken into account by the Hungarian Authority. In the third quarter of 2015, these sanctions were annulled by the Fovarosi Kozigazgatasi es Munkaugyi Birosag (Budapest).
In addition, we and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the final outcome of the foregoing will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows. See also “Item 1. Business – Regulatory Environment and Environmental Compliance.” and, under “Item 1A. Risk Factors,” “Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations could adversely affect our business, financial condition or results of operations.”, “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our business, financial condition or results of operations.”, “Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are made, manufactured, distributed or sold.”, “Climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity, may negatively affect our business and operations or damage our reputation.” and “Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business, financial condition or results of operations.” Sanctions imposed by foreign authorities are levied in local currency and disclosed using the U.S. dollar equivalent at the time of imposition and are subject to currency fluctuations.
Item 4. Mine Safety Disclosures.
Not applicable.
__________________________________________________

Executive Officers of the Registrant
The following is a list of names, ages and backgrounds of our current executive officers:

Name	Age	Title
Albert P. Carey	64	Chief Executive Officer, North America Beverages
Sanjeev Chadha	56	Chief Executive Officer, Asia, Middle East and North Africa
Marie T. Gallagher	56	Senior Vice President and Controller, PepsiCo
Thomas Greco	57	Chief Executive Officer, Frito-Lay North America
Hugh F. Johnston	54	Vice Chairman, PepsiCo; Executive Vice President and Chief Financial Officer, PepsiCo
Dr. Mehmood Khan	57	Vice Chairman, PepsiCo; Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development
Ramon Laguarta	52	Chief Executive Officer, Europe Sub-Saharan Africa
Laxman Narasimhan	48	Chief Executive Officer, Latin America
Indra K. Nooyi	60	Chairman of the Board of Directors and Chief Executive Officer, PepsiCo
Cynthia M. Trudell	62	Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo
Tony West	50	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, PepsiCo
Albert P. Carey, 64, was appointed Chief Executive Officer, North America Beverages in July 2015. Mr. Carey previously served as Chief Executive Officer, PepsiCo Americas Beverages from September 2011 to July 2015 and as President and Chief Executive Officer of Frito-Lay North America from June 2006 to September 2011. Mr. Carey began his career with Frito-Lay in 1981 where he spent 20 years in a variety of roles. He served as President, PepsiCo Sales from February 2003 until June 2006. Prior to that, he served as Chief Operating Officer, PepsiCo Beverages and Foods North America from June 2002 to February 2003 and as PepsiCo’s Senior Vice President, Sales and Retailer Strategies from August 1998 to June 2002.
Sanjeev Chadha, 56, was appointed Chief Executive Officer, Asia, Middle East and North Africa in July 2015. Mr. Chadha previously served as Chief Executive Officer, PepsiCo Asia, Middle East and Africa from September 2013 to July 2015, as President of PepsiCo’s Middle East and Africa region from January 2011 to September 2013 and as President of PepsiCo’s India region from 2009 to December 2010. Mr. Chadha joined PepsiCo in 1989 and has held a variety of senior positions with the Company. He served as Senior Vice President – Commercial, Asia Pacific, including China and India, Senior General Manager, Vietnam and the Philippines, and held other leadership roles in sales, marketing, innovation and franchise.
Marie T. Gallagher, 56, was appointed PepsiCo’s Senior Vice President and Controller in May 2011. Ms. Gallagher joined PepsiCo in 2005 as Vice President and Assistant Controller. Prior to joining PepsiCo, Ms. Gallagher was Assistant Controller at Altria Corporate Services from 1992 to 2005 and, prior to that, a senior manager at Coopers & Lybrand.
Thomas Greco, 57, was appointed Chief Executive Officer, Frito-Lay North America in September 2014. Mr. Greco previously served as Executive Vice President, PepsiCo and President, Frito-Lay North America from September 2011 to September 2014 and as Executive Vice President and Chief Commercial Officer for Pepsi Beverages Company from 2009 to September 2011. Mr. Greco joined PepsiCo in Canada in 1986, and has served in a variety of positions, including Region Vice President, Midwest; President, Frito-Lay Canada; Senior Vice President, Sales, Frito-Lay North America; President, Global Sales, PepsiCo; and Executive Vice President, Sales, North America Beverages.

Hugh F. Johnston, 54, was appointed Vice Chairman, PepsiCo in July 2015 and Executive Vice President and Chief Financial Officer, PepsiCo in March 2010. Mr. Johnston assumed responsibility for the Company’s global e-commerce business and Quaker Foods North America division in December 2014 and the Company’s global business and information solutions function in July 2015. He previously held the position of Executive Vice President, Global Operations from November 2009 to March 2010 and the position of President of Pepsi-Cola North America from November 2007 to November 2009. He was formerly PepsiCo’s Executive Vice President, Operations, a position he held from October 2006 until November 2007. From April 2005 until October 2006, Mr. Johnston was PepsiCo’s Senior Vice President, Transformation. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from November 2002 through March 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions from March 2002 until November 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Prior to joining PepsiCo in 1987, Mr. Johnston was with General Electric Company in a variety of finance positions.
Dr. Mehmood Khan, 57, was appointed Vice Chairman, PepsiCo in February 2015 and Executive Vice President, PepsiCo Chief Scientific Officer, Global Research and Development in May 2012. He previously held the position of Chief Executive Officer of PepsiCo’s Global Nutrition Group from November 2010 to May 2012 and the position of PepsiCo’s Chief Scientific Officer from 2008 to May 2012. Prior to joining PepsiCo, Dr. Khan served for five years at Takeda Pharmaceuticals in various leadership roles including President of Research and Development and Chief Medical Officer. Dr. Khan also served at the Mayo Clinic from 2001 until 2003 as the director of the Diabetes, Endocrinology and Nutrition Clinical Unit and as Consultant Physician in Endocrinology.
Ramon Laguarta, 52, was appointed Chief Executive Officer, Europe Sub-Saharan Africa in July 2015. Mr. Laguarta previously served as Chief Executive Officer, PepsiCo Europe from January 2015 to July 2015, as President, Developing & Emerging Markets, PepsiCo Europe from 2012 to January 2015 and as President, PepsiCo Eastern Europe Region from 2008 to 2012. Mr. Laguarta joined PepsiCo in 1996 as a marketing vice president for Spain Snacks and served in a variety of positions, including as Commercial Vice President of PepsiCo Europe from 2006 to 2008, General Manager for Iberia Snacks and Juices from 2002 to 2006 and General Manager for Greece Snacks from 1999 to 2001. Prior to joining PepsiCo in 1996, Mr. Laguarta worked for Chupa Chups, S.A., where he worked in several international assignments in Europe and the United States.
Laxman Narasimhan, 48, was appointed Chief Executive Officer, Latin America in July 2015. Mr. Narasimhan previously served as Chief Executive Officer, PepsiCo Latin America Foods from September 2014 to July 2015 and as Senior Vice President and Chief Financial Officer of PepsiCo Americas Foods, a business unit that had previously included the Company’s Frito-Lay North America, Quaker Foods North America and Latin America Foods divisions, from 2012 to September 2014. Prior to joining PepsiCo in 2012, Mr. Narasimhan spent 19 years at McKinsey & Company, where he served in various positions, including as a director and location manager of the New Delhi office and co-leader of the global consumer and shopper insights practice.

Indra K. Nooyi, 60, has been PepsiCo’s Chief Executive Officer since 2006 and assumed the role of Chairman of PepsiCo’s Board of Directors in 2007. She was elected to PepsiCo’s Board of Directors and became President and Chief Financial Officer in 2001, after serving as Senior Vice President and Chief Financial Officer since 2000. Ms. Nooyi also served as PepsiCo’s Senior Vice President, Corporate Strategy and Development from 1996 until 2000, and as PepsiCo’s Senior Vice President, Strategic Planning from 1994 until 1996. Prior to joining PepsiCo, Ms. Nooyi spent four years as Senior Vice President of Strategy, Planning and Strategic Marketing for Asea Brown Boveri, Inc. She was also Vice President and Director of Corporate Strategy and Planning at Motorola, Inc. Ms. Nooyi has served as a director of Schlumberger Ltd. since April 2015.
Cynthia M. Trudell, 62, has been Executive Vice President, Human Resources and Chief Human Resources Officer, PepsiCo since April 2011 and was PepsiCo’s Senior Vice President, Chief Personnel Officer from February 2007 until April 2011. Ms. Trudell served as a director of PepsiCo from January 2000 until February 2007. She was formerly Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as Vice President of General Motors (GM), and Chairman and President of Saturn Corporation, a wholly-owned subsidiary of GM. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions. In 1995, she became plant manager at GM’s Wilmington Assembly Center in Delaware. In 1996, she became President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu.
Tony West, 50, was appointed PepsiCo’s Executive Vice President, Government Affairs, General Counsel and Corporate Secretary effective November 2014. Prior to joining PepsiCo, Mr. West served as Associate Attorney General of the United States from 2012 to 2014, after previously serving as the Assistant Attorney General for the Civil Division in the U.S. Department of Justice from 2009 to 2012. From 2001 to 2009, Mr. West was a partner at Morrison & Foerster LLP. He also served as Special Assistant Attorney General at the California Department of Justice from 1999 to 2001 and, prior to that, as an Assistant United States Attorney in the Northern District of California.
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
Stock Prices – The quarterly composite high and low sales prices for PepsiCo common stock as reported on the New York Stock Exchange for each fiscal quarter of 2015 and 2014 are contained in “Item 6. Selected Financial Data.”
Shareholders – As of February 4, 2016, there were approximately 131,285 shareholders of record of our common stock.
Dividends – We have paid consecutive quarterly cash dividends since 1965. The declaration and payment of future dividends are at the discretion of the Board of Directors. Dividends are usually declared in February, May, July and November and paid at the end of March, June and September and the beginning of January. On February 4, 2016, the Board of PepsiCo declared a quarterly dividend of $0.7025 payable March 31, 2016, to shareholders of record on March 4, 2016. For the remainder of 2016, the dividend record dates for these payments are expected to be June 3, September 2 and December 2, 2016, subject to approval of the Board of Directors. Information with respect to the quarterly dividends declared in 2015 and 2014 is contained in “Item 6. Selected Financial Data.”
For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

A summary of our common stock repurchases (in millions, except average price per share) during the fourth quarter of 2015 is set forth in the table below.
Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b) (c)
9/5/2015				$12,079

9/6/2015 - 10/3/2015	5.4	$92.41	5.4	(498)
				11,581
10/4/2015 - 10/31/2015	5.0	$100.82	5.0	(507)
				11,074
11/1/2015 - 11/28/2015	5.1	$99.86	5.1	(515)
				10,559
11/29/2015 - 12/26/2015	2.1	$99.87	2.1	(207)
Total	17.6	$97.86	17.6	$10,352

(a)	All shares were repurchased in open market transactions pursuant to publicly announced repurchased programs.

(b)
During the fourth quarter of 2015, we completed repurchases of the remaining $79 million of shares available under the $10 billion repurchase program authorized by our Board of Directors and publicly announced on February 14, 2013, which commenced on July 1, 2013 and would have expired on June 30, 2016.

(c)
Includes shares authorized for repurchase under the $12 billion repurchase program authorized by our Board of Directors and publicly announced on February 11, 2015, which commenced on July 1, 2015 and expires on June 30, 2018. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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
The following table summarizes our convertible preferred share repurchases during the fourth quarter of 2015.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
9/6/2015 - 10/3/2015	—	$—	N/A	N/A

10/4/2015 - 10/31/2015	2,300	$500.78	N/A	N/A

11/1/2015 - 11/28/2015	—	$—	N/A	N/A

11/29/2015 - 12/26/2015	1,000	$498.93	N/A	N/A
Total	3,300	$500.22	N/A	N/A

Item 6. Selected Financial Data.
Five-Year Summary
(unaudited, in millions except per share amounts)
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and accompanying notes thereto. Our fiscal year 2011 comprised fifty-three reporting weeks and all other fiscal years presented in the tables below comprised fifty-two reporting weeks.

	2015	2014	2013	2012	2011
Net revenue	$63,056	$66,683	$66,415	$65,492	$66,504
Net income attributable to PepsiCo (a)	$5,452	$6,513	$6,740	$6,178	$6,443
Net income attributable to PepsiCo per common share – basic (a)	$3.71	$4.31	$4.37	$3.96	$4.08
Net income attributable to PepsiCo per common share – diluted (a)	$3.67	$4.27	$4.32	$3.92	$4.03
Cash dividends declared per common share	$2.7625	$2.5325	$2.24	$2.1275	$2.025
Total assets (a)	$69,667	$70,509	$77,478	$74,638	$72,882
Long-term debt	$29,213	$23,821	$24,333	$23,544	$20,568
Return on invested capital(a) (b)	13.1%	13.2%	14.0%	13.7%	14.3%

(a)	Reflects the impact of the Venezuela impairment charges of $1.4 billion in 2015.

(b)
Return on invested capital (ROIC) is defined as adjusted net income attributable to PepsiCo divided by the sum of average common shareholders’ equity and average total debt. Adjusted net income attributable to PepsiCo is defined as net income attributable to PepsiCo plus interest expense after-tax. Interest expense after-tax was $621 million in 2015, $582 million in 2014, $583 million in 2013, $576 million in 2012 and $548 million in 2011.

The following information highlights certain items that impacted our results of operations and financial condition for the five years presented above:
•     Includes mark-to-market net (gains)/losses of:

	2015	2014	2013	2012	2011
Pre-tax	$(11)	$68	$72	$(65)	$102
After-tax	$(8)	$44	$44	$(41)	$71
Per share	$—	$0.03	$0.03	$(0.03)	$0.04

•	Includes restructuring and impairment charges related to the 2014 and 2012 Multi-Year Productivity Plans of:

	2015	2014	2013	2012	2011
Pre-tax	$230	$418	$163	$279	$383
After-tax	$184	$316	$129	$215	$286
Per share	$0.12	$0.21	$0.08	$0.14	$0.18

•	Includes charges related to productivity initiatives outside the scope of the 2014 and 2012 Multi-Year Productivity Plans of:

	2015	2014
Pre-tax	$90	$67
After-tax	$66	$54
Per share	$0.04	$0.04

•
Includes pre-tax gains in 2015 associated with the settlement of pension-related liabilities from previous acquisitions, and lump-sum settlement charges in 2014 and 2012 related to payments for pension liabilities to certain former employees who had vested benefits of:

	2015	2014	2013	2012
Pre-tax	$(67)	$141	$—	$195
After-tax	$(42)	$88	$—	$131
Per share	$(0.03)	$0.06	$—	$0.08

•
In 2015, we recorded pre- and after-tax charges of $1.4 billion ($0.91 per share) in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture.

•
In 2015, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) in the AMENA segment related to a write-off of the value of a call option to increase our holding in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to 20%.

•
In 2015, we recognized a non-cash tax benefit of $230 million ($0.15 per share) associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 through 2011.

•
In 2015, we recognized pre-tax impairment charges of $76 million ($48 million after-tax or $0.03 per share) in the QFNA segment associated with our Müller Quaker Dairy (MQD) joint venture investment, including a fourth quarter charge related to ceasing its operations.

•	In 2015, we recognized a pre-tax gain of $39 million ($28 million after-tax or $0.02 per share) in the AMENA segment associated with refranchising a portion of our beverage businesses in India.

•
In 2014, we recorded a $105 million net charge related to our remeasurement of the bolivar for certain net monetary assets of our Venezuelan businesses. $126 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $21 million) recorded in our Latin America segment. In total, this net charge had an after-tax impact of $105 million or $0.07 per share.

•	In 2014, we recorded a pre-tax gain of $31 million ($34 million after-tax or $0.02 per share) in the ESSA segment associated with the sale of agricultural assets in Russia.

•	In 2013, we incurred merger and integration charges of $10 million ($8 million after-tax or $0.01 per share) related to our acquisition of Wimm-Bill-Dann Foods OJSC (WBD).

•
In 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuelan businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our Latin America segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.

•
In 2013, we recognized a pre- and after-tax gain of $137 million (or $0.09 per share) in connection with the refranchising of our beverage business in Vietnam, which was offset by incremental investments in our business.

•
In 2013, we recognized a non-cash tax benefit of $209 million (or $0.13 per share) associated with our agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009, which reduced our reserves for uncertain tax positions for the tax years 2003 through 2012.

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

•
In 2011, we incurred merger and integration charges of $329 million ($271 million after-tax or $0.17 per share) related to our acquisitions of The Pepsi Bottling Group, Inc. (PBG), PepsiAmericas, Inc. (PAS) and WBD.

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

Selected Quarterly Financial Data
Selected financial data for 2015 and 2014 is summarized as follows and highlights certain items that impacted our quarterly results (in millions except per share amounts, unaudited):

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$12,217	$15,923	$16,331	$18,585	$12,623	$16,894	$17,218	$19,948
Gross profit	$6,775	$8,756	$8,936	$10,205	$6,876	$9,116	$9,223	$10,584
Mark-to-market net losses/(gains) (a)	$1	$(39)	$28	$(1)	$(34)	$(31)	$33	$100
Restructuring and impairment charges (b)	$36	$25	$52	$117	$98	$92	$68	$160
Pension-related settlement (benefits)/charge (c), (d)	—	—	$(37)	$(30)	—	—	—	$141
Charge related to the transaction with Tingyi (e)	—	—	$73	—	—	—	—	—
Venezuela impairment charges (f)	—	—	$1,359	—	—	—	—	—
Venezuela remeasurement charge (g)	—	—	—	—	—	—	—	$105
Tax benefit (h)	—	—	—	$(230)	—	—	—	—
MQD impairment (i)	$65	—	—	$11	—	—	—	—
Gain on beverage refranchising (j)	$(39)	—	—	—	—	—	—	—
Other productivity initiatives (k)	—	—	$44	$46	—	—	—	$67
Gain on sale of agricultural assets (l)	—	—	—	—	$(31)	—	—	—
Net income attributable to PepsiCo	$1,221	$1,980	$533	$1,718	$1,216	$1,978	$2,008	$1,311
Net income attributable to PepsiCo per common share
Basic	$0.82	$1.34	$0.36	$1.18	$0.80	$1.30	$1.33	$0.87
Diluted	$0.81	$1.33	$0.36	$1.17	$0.79	$1.29	$1.32	$0.87
Cash dividends declared per common share	$0.655	$0.7025	$0.7025	$0.7025	$0.5675	$0.655	$0.655	$0.655
Stock price per share (m)
High	$100.76	$98.44	$100.61	$103.44	$83.99	$88.72	$93.51	$100.70
Low	$92.24	$92.72	$76.48	$90.43	$77.01	$81.53	$86.71	$89.82

(a)
In 2015 and 2014, we recognized $11 million ($8 million after-tax with a nominal amount per share) of mark-to-market net gains and $68 million ($44 million after-tax or $0.03 per share) of mark-to-market net losses, respectively, on commodity hedges in corporate unallocated expenses.

(b)
In 2015 and 2014, restructuring and impairment charges related to the 2014 and 2012 Multi-Year Productivity Plans were $230 million ($184 million after-tax or $0.12 per share) and $418 million ($316 million after-tax or $0.21 per share), respectively. See Note 3 to our consolidated financial statements.

(c)
In 2015, we recorded pre-tax gains of $67 million ($42 million after-tax or $0.03 per share) in the NAB segment associated with the settlement of pension-related liabilities from previous acquisitions.

(d)
In 2014, we recorded a pension lump sum settlement charge of $141 million ($88 million after-tax or $0.06 per share) related to payments for pension liabilities to certain former employees who had vested benefits. See Note 7 to our consolidated financial statements.

(e)
In 2015, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) in the AMENA segment related to a write-off of the value of a call option to increase our holding in TAB to 20%. See Note 10 to our consolidated financial statements.

(f)
In 2015, we recorded pre- and after-tax charges of $1.4 billion ($0.91 per share) in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. See Note 1 to our consolidated financial statements.

(g)
In 2014, we recorded a $105 million net charge related to our remeasurement of the bolivar for certain net monetary assets of our Venezuelan businesses. $126 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $21 million) recorded in our Latin America segment. In total, this net charge had an after-tax impact of $105 million or $0.07 per share.

(h)
In 2015, we recognized a non-cash tax benefit of $230 million ($0.15 per share) associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 through 2011.

(i)
In 2015, we recognized pre-tax impairment charges of $76 million ($48 million after-tax or $0.03 per share) in the QFNA segment associated with our MQD joint venture investment, including a fourth quarter charge related to ceasing its operations.

(j)	In 2015, we recognized a pre-tax gain of $39 million ($28 million after-tax or $0.02 per share) in the AMENA segment associated with refranchising a portion of our beverage businesses in India.

(k)
In 2015 and 2014, we recorded charges of $90 million ($66 million after-tax or $0.04 per share) and $67 million ($54 million after-tax or $0.04 per share), respectively, related to other productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans. See Note 3 to our consolidated financial statements.

(l)	In 2014, we recorded a pre-tax gain of $31 million ($34 million after-tax or $0.02 per share) in the ESSA segment associated with the sale of agricultural assets in Russia.

(m)	Reflects the quarterly composite high and low sales prices for one share of PepsiCo common stock as reported on the New York Stock Exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes. Definitions of key terms can be found in the glossary beginning on page 125. Tabular dollars are presented in millions, except per share amounts. All per share amounts reflect common stock per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Percentage changes are based on unrounded amounts.

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
Our management monitors a variety of key indicators to evaluate our business results and financial condition. These indicators include growth in volume, revenue, organic revenue, operating profit (as reported and excluding certain items and the impact of foreign exchange translation), EPS (as reported and excluding certain items and the impact of foreign exchange translation), retail sales, market share, safety, innovation, product and service quality, organizational health, brand equity, media viewership and engagement, employee diversity, net commodity inflation, productivity savings, net capital spending, free cash flow and free cash flow excluding certain items, cash returned to shareholders in the forms of share repurchases and dividends, advertising and marketing expenses, research and development expenditures, ROIC and net ROIC (excluding certain items), and gross and operating margins (as reported and excluding certain items).
During 2015, we continued to take steps to position ourselves for sustainable value creation over the long term and continued our progress against certain key business priorities – brand building and innovation, productivity, portfolio and capability transformation, talent management and disciplined capital allocation. For example:

•	In 2015, PepsiCo was the leading contributor to food and beverage retail sales in the United States in measured channels, according to Information Resources, Inc.

•
Since 2012, we have increased spending as a percent of net revenue on both advertising and marketing and research and development, illustrating our ability to manage costs and margins in the short run while reinvesting in our business to drive growth over the long term.

•
In 2015, excluding items affecting comparability, we achieved a net ROIC of 19.6%, reflecting our focus on disciplined capital allocation. For further information on this non-GAAP measure, please see “Net Return on Invested Capital.”

•
PepsiCo increased its annualized dividend for the 43rd consecutive year in 2015 and returned $9 billion to our shareholders through share repurchases and dividends. Since 2012, we have delivered $24 billion back to shareholders in the form of dividends and share repurchases.

At PepsiCo, we believe delivering strong performance and acting with a sense of purpose are intertwined – we call this approach Performance with Purpose and it is embedded into our business. Performance with Purpose is focused on three priorities: human sustainability (improving the nutritional profile of many of our products while offering more choices to meet changing consumer needs), environmental sustainability (reducing our environmental impact while lowering our operating costs), and talent sustainability (continuing to develop a diverse and engaged workforce).
As we look to 2016 and beyond, we believe our Performance with Purpose strategy will enable us to continue delivering strong financial results while positioning our Company for long-term sustainable growth. Our business strategies are designed to address key challenges facing our Company, including: uncertain and volatile macroeconomic conditions, including unfavorable exchange rate fluctuations and currency restrictions; geopolitical, economic and social instability; an increasingly competitive business environment with constantly changing consumer tastes and preferences, including continued consumer focus on nutritious products and changes in methods of distribution and payment; resource scarcity; and intensifying regulatory pressures, including changes in tax laws and the imposition of labeling requirements in markets in which our products are made, manufactured, distributed or sold. See also “Item 1A. Risk Factors” for additional information about risks and uncertainties that the Company faces. We believe that many of these challenges also create new growth opportunities for our Company. We anticipate that the challenges we currently face will continue and we intend to focus on the following areas to address and adapt to these challenges and to capitalize on these opportunities:
Upgrading our commercial capabilities.
Continued growth of our business remains critical to our success and we remain focused on innovation and brand building to position ourselves to continue to deliver the types of products our consumers demand and address increasing regulation of our products, including changes in tax laws and the imposition of labeling requirements. Consumer demand continues to shift towards more nutritious products and we are accelerating our efforts to meet this demand by reducing sodium, added sugars and saturated fat in many of our products while continuing to invest in growing our nutrition businesses. We are also focused on developing new ways to reach our consumers through innovative digital marketing, social media engagement and content creation. In addition, as the global economic, social and political landscape remains volatile, with many markets in which our products are made, manufactured, distributed or sold experiencing unstable conditions, we intend to address these challenges by continuing to build a portfolio that is balanced across categories and geographies to navigate short-term volatility and uncertainty.
Building new capabilities.
With consumer tastes and preferences continuing to evolve, we must continue to build new capabilities to meet the demands of our customers and consumers. To that end, we are focused on increasing our e-commerce presence and capabilities, continuing to invest in research and development and design to foster breakthrough innovations and to enhance consumer experiences across our businesses, and increasing our foodservice presence through new culinary, equipment, product and marketing innovations.
Increasing our focus on reducing costs.
We intend to continue our focus on productivity and lowering the cost base of the Company, primarily by utilizing our global scale, eliminating duplication, deploying new technologies and capitalizing on everyday opportunities to lower our cost base. In 2014, we announced a goal of delivering $5 billion in savings over five years from 2015-2019, and we are on track to do so. We have doubled productivity since 2011, delivering approximately $3 billion in savings from 2013-2015, and over $1 billion in savings in 2015 alone. To build on this progress, we continue to identify new opportunities to cut costs, innovating our way to a more productive future. We are automating our processes for packaging and warehousing. We are making products for one market on production lines in another, lifting utilization rates and better integrating our global supply chain. We are enabling engineers to monitor our production systems remotely, resulting in better, faster solutions at a lower cost. We are also instituting policies that we call “Smart Spending” to control expenses and are expanding training to minimize waste and boost efficiency.

Fostering a culture of collaboration.
PepsiCo has a history of developing strong leaders and we expect the global competition for talent to continue to intensify. To meet the future needs of our business, we remain focused on building the next generation of capabilities and talent, including building a workforce that reflects the diversity of the consumers we serve and developing the functional, technical and leadership skills we need for long-term sustainable performance.
Exercising discipline with respect to capital returns.
We believe that disciplined, balanced capital allocation is one of the hallmarks of a well-run business. We are focused on reinvesting in our business, continuing to pay dividends to shareholders, strengthening our market positions through acquisitions, and returning residual cash to shareholders through share repurchases. Over the past ten years, we have returned approximately $35 billion to shareholders in the form of share repurchases – and more than $65 billion including dividends.
Our Operations
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	North America Beverages (NAB);

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
See “Item 1. Business.” for more information on our divisions and a description of our distribution network, ingredients and other supplies, brands and intellectual property rights, seasonality, customers and competition. In addition, see Note 1 to our consolidated financial statements for financial information about our divisions and geographic areas.

Our Business Risks
We are subject to risks in the normal course of business. During 2015 and 2014, certain countries in which our products are sold operated in a challenging environment, experiencing unstable economic, political and social conditions, civil unrest, debt and credit issues, and currency fluctuations. We continue to monitor the economic, operating and political environment in these markets closely and have identified actions to potentially mitigate the unfavorable impact, if any, on our future results. See also  “Item 1A. Risk Factors”, “Executive Overview” above and “Market Risks” below for more information about these risks and the actions we have taken to address key challenges.
Risk Management Framework
The achievement of our strategic and operating objectives involves taking risks. To identify, assess, prioritize, address, manage, monitor and communicate these risks across the Company’s operations, we leverage an integrated risk management framework. This framework includes the following:

•
PepsiCo’s Board of Directors has oversight responsibility for PepsiCo’s integrated risk management framework. One of the Board’s primary responsibilities is overseeing and interacting with senior management with respect to key aspects of the Company’s business, including risk assessment and risk mitigation of the Company’s top risks. The Board receives updates on key risks throughout the year. In addition, the Board has tasked designated Committees of the Board with oversight of certain categories of risk management, and the Committees report to the Board regularly on these matters.

◦
The Audit Committee of the Board reviews and assesses the guidelines and policies governing PepsiCo’s risk management and oversight processes, and assists with the Board’s oversight of financial, compliance and employee safety risks facing PepsiCo; and

◦	The Compensation Committee of the Board reviews PepsiCo’s employee compensation policies and practices to assess whether such policies and practices could lead to unnecessary risk-taking behavior.

•
The PepsiCo Risk Committee (PRC), which is comprised of a cross-functional, geographically diverse, senior management group, including PepsiCo’s Chairman of the Board and Chief Executive Officer, meets regularly to identify, assess, prioritize and address our top strategic, financial, operating, business, compliance, safety, reputational and other risks. The PRC is also responsible for reporting progress on our risk mitigation efforts to the Board;

•	Division and key country risk committees, comprised of cross-functional senior management teams meet regularly to identify, assess, prioritize and address division and country-specific business risks;

•
PepsiCo’s Risk Management Office, which manages the overall risk management process, provides ongoing guidance, tools and analytical support to the PRC and the division and key country risk committees, identifies and assesses potential risks and facilitates ongoing communication between the parties, as well as with PepsiCo’s Board of Directors and the Audit Committee of the Board;

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
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging with derivative instruments. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price contracts and purchase orders and pricing agreements. See “Unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.” and “Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.” in “Item 1A. Risk Factors.” See Note 9 to our consolidated financial statements for further information on our non-cancelable purchasing commitments.
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
Inflationary, deflationary and recessionary conditions impacting these market risks also impact the demand for and pricing of our products. See “Item 1A. Risk Factors” for further discussion.
Commodity Prices
Our open commodity derivative contracts had a notional value of $1.0 billion as of December 26, 2015 and $1.2 billion as of December 27, 2014. At the end of 2015, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2015 by $85 million.
Foreign Exchange
Our operations outside of the U.S. generated 44% of our net revenue in 2015, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 20% of our net revenue in 2015. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. During 2015, unfavorable foreign exchange reduced net revenue growth by 10 percentage points, primarily due to the Russian ruble, Venezuelan bolivar, Mexican peso, euro, Brazilian real and the Canadian dollar. Currency declines against the U.S. dollar which are not offset could adversely impact our future financial results.
In addition, unstable economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Russia, Ukraine, Brazil, Greece and the Middle East, and currency fluctuations in certain of these international markets continue to result in challenging operating environments.
Starting in 2014, Russia announced economic sanctions against the United States and other nations that include a ban on imports of certain ingredients and finished goods from specific countries. We do not anticipate the current sanctions to have a material impact on the results of our operations in Russia or our consolidated results or financial position, and we will continue to monitor the economic, operating and political environment in Russia closely. For the years ended December 26, 2015 and December 27, 2014, total net revenue generated by our operations in Russia represented 4% and 7% of our consolidated net revenue, respectively. As of December 26, 2015, our long-lived assets in Russia were $3.6 billion. Our operations in Ukraine are not significant in relation to our consolidated results or financial position.
Our foreign currency derivatives had a total notional value of $2.1 billion as of December 26, 2015 and $2.7 billion as of December 27, 2014. At the end of 2015, we estimate that an unfavorable 10% change in the underlying exchange rates would have decreased our net unrealized gains by $118 million.
Evolving conditions in Venezuela, including increasingly restrictive exchange control regulations and reduced access to dollars through official currency exchange markets, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, which significantly impacted our ability to effectively manage our Venezuelan businesses, including restrictions on the ability of our Venezuelan businesses to import certain raw materials to maintain normal production and to settle U.S. dollar-denominated obligations. The exchange restrictions, combined with other regulations that have limited our ability to import certain raw materials, also increasingly constrained our ability to make and execute operational decisions regarding our businesses in Venezuela. In addition, the inability of our Venezuelan businesses to pay dividends, which remain subject to Venezuelan government approvals, restricted our ability to realize the earnings generated out of our Venezuelan businesses. We expect these conditions will continue for the foreseeable future.
As a result of these factors, we concluded that, effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries, and therefore we deconsolidated our wholly-owned Venezuelan subsidiaries effective as of the end of the third quarter of 2015. We also concluded that, effective as of the end of the third quarter of 2015, due to the above-mentioned factors and other matters impacting the operation of our beverage joint venture with our franchise bottler in Venezuela and the distribution of its products, we no longer had significant influence over our joint venture, which was previously accounted for under the equity method. As a result of these conclusions, effective at the end of the third quarter of 2015, we began accounting for our investments in our wholly-owned Venezuelan subsidiaries and our joint venture using the cost method of accounting and recorded pre- and after-tax charges of $1.4 billion in our Consolidated Statement of Income to reduce the value of the cost method investments to their estimated fair values, resulting in a full impairment. The impairment charges primarily included approximately $1.2 billion related to our investments in previously consolidated Venezuelan subsidiaries and our joint venture, and $111 million related to the reclassification of cumulative translation losses. The factors that led to the above-mentioned conclusions at the end of the third quarter of 2015 continued to exist as of the end of 2015. For further information, please refer to Note 1 to our consolidated financial statements and “Items Affecting Comparability.”
Beginning in the fourth quarter of 2015, we no longer included the results of our Venezuelan businesses in our Consolidated Statement of Income and our financial results only included revenue relating to the sales of inventory to our Venezuelan entities to the extent cash was received for those sales. Any dividends from our Venezuelan entities will be recorded as income upon receipt of the cash. We did not receive any U.S. dollars in the fourth quarter of 2015 from our Venezuelan entities. Our ongoing contractual commitments to our Venezuelan businesses are not material. In 2015, the results of our operations in Venezuela, which include the months of January through August, generated 2% of our net revenue and 2% of our operating profit, prior to the impairment charges of $1.4 billion.

Interest Rates
Our interest rate derivative instruments outstanding as of December 26, 2015 and December 27, 2014 had a total notional value of $12.5 billion and $9.3 billion, respectively. Assuming year-end 2015 investment levels and variable rate debt, a 1-percentage-point increase in interest rates would have decreased net interest expense by $8 million in 2015 due to higher cash and cash equivalents and short-term investments levels as compared with our variable rate debt.

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
Our policy is to provide customers with product when needed. In fact, our commitment to freshness and product dating serves to regulate the quantity of product shipped or delivered. In addition, DSD products are placed on the shelf by our employees with customer shelf space and storerooms limiting the quantity of product. For product delivered through other distribution networks, we monitor customer inventory levels.
As discussed in “Our Customers” in “Item 1. Business”, we offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. Sales incentives and discounts also include support provided to our independent bottlers through funding of advertising and other marketing activities. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. In addition, certain advertising and marketing costs are also based on annual targets and recognized during the year as incurred. The terms of most of our incentive arrangements do not exceed a year, and therefore do not require highly uncertain long-term estimates. Certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these rights are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $321 million as of December 26, 2015 and $355 million as of December 27, 2014 are included in prepaid expenses and other current assets and other assets on our balance sheet.
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
The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for nonamortizable intangible assets, such as forecasted growth rates and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors” and “Our Business Risks.”
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
We did not recognize any impairment charges for goodwill in each of the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013. In 2015, we performed the impairment analysis for goodwill for certain of our reporting units and for certain of our indefinite-lived intangible assets using the qualitative approach and concluded that it was more likely than not that the estimated fair values of our reporting units or our indefinite-lived intangible assets were greater than their carrying amounts. After reaching this conclusion, no further testing was performed.
We recognized no material impairment charges for nonamortizable intangible assets in each of the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013. In 2014, we recognized pre-tax impairment charges in ESSA for nonamortizable intangible assets of $23 million. As of December 26, 2015, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at NAB exceeded their carrying values. However, there could be an impairment of the carrying value of NAB’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of NAB’s CSD business do not achieve our expected estimated future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of the recent economic and political developments in Russia on the estimated fair value of our indefinite-lived intangible assets in Russia and have concluded that there is no impairment as of December 26, 2015. However, a further deterioration in these conditions in Russia could potentially require us to record an impairment charge for these assets in the future.

Income Tax Expense and Accruals
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we likely will not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. See “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our business, financial condition or results of operations.” in “Item 1A. Risk Factors.”
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
In 2015, our annual tax rate was 26.1% compared to 25.1% in 2014, as discussed in “Other Consolidated Results.” The tax rate increased 1.0 percentage point compared to the prior year reflecting the impact of the Venezuela impairment charges, which had no accompanying tax benefit, partially offset by the favorable resolution with the IRS of substantially all open matters related to the audits for taxable years 2010 and 2011.
Pension and Retiree Medical Plans
Our pension plans cover certain full-time employees in the United States and certain international employees. Benefits are determined based on either years of service or a combination of years of service and earnings. Certain U.S. and Canada retirees are also eligible for medical and life insurance benefits (retiree medical) if they meet age and service requirements. Generally, our share of retiree medical costs is capped at specified dollar amounts, which vary based upon years of service, with retirees contributing the remainder of the cost. In addition, the Company has been phasing out certain Company subsidies of retiree medical benefits.
In the fourth quarter of 2014, the Company offered certain former employees who had vested benefits in our U.S. defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or Individual Retirement Account (IRA)). As a result, we recorded a pension lump sum settlement charge in corporate unallocated expenses of $141 million ($88 million after-tax or $0.06 per share). See “Items Affecting Comparability” and Note 7 to our consolidated financial statements.

Our Assumptions
The determination of pension and retiree medical expenses and obligations requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefits. Annual pension and retiree medical expense amounts are principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses as discussed in Note 7 to our consolidated financial statements, reduced by (4) the expected return on assets for our funded plans.
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
Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and retiree medical expenses and obligations.
At each measurement date, the discount rates are based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to those of our liabilities. Our U.S. obligation and pension and retiree medical expense is based on the discount rates determined using the Mercer Above Mean Curve. This curve includes bonds that closely match the timing and amount of our expected benefit payments and reflects the portfolio of investments we would consider to settle our liabilities.
We review our employee demographic assumptions annually and update the assumptions as necessary. During 2014, we revised our mortality assumptions to include the impact of the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect our experience and future expectations. This resulted in an increase in the projected benefit obligation of our U.S. pension and retiree medical programs. We also reviewed and revised other demographic assumptions to reflect recent experience. The net effect of these changes and certain plan design changes resulted in an increase of approximately $150 million in the projected benefit obligation at December 27, 2014.
See Note 7 to our consolidated financial statements for information about the expected return on plan assets and our plan investment strategy.
The health care trend rate used to determine our retiree medical plan’s liability and expense is reviewed annually. Our review is based on our claims experience, information provided by our health plans and actuaries, and our knowledge of the health care industry. Our review of the trend rate considers factors such as demographics, plan design, new medical technologies and changes in medical carriers.

Weighted-average assumptions for pension and retiree medical expense are as follows:

	2016	2015	2014
Pension
Expense discount rate	4.4%	4.1%	5.0%
Expected rate of return on plan assets	7.2%	7.3%	7.3%
Expected rate of salary increases	3.2%	3.5%	3.7%
Retiree medical
Expense discount rate	4.2%	3.8%	4.3%
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Current health care cost trend rate	6.0%	6.2%	6.4%
Based on our assumptions, we expect our pension and retiree medical expenses to decrease in 2016 primarily driven by higher discount rates and updates to demographic assumptions, partially offset by the amortization of higher losses on plan assets.
Sensitivity of Assumptions
A decrease in the discount rate or in the expected rate of return assumptions would increase expense for our benefit plans. A 25-basis-point decrease in the discount rate and expected rate of return assumptions would increase the 2016 pension and retiree medical expense as follows:

Assumption	Amount
Discount rate	$47
Expected rate of return	$36
See Note 7 to our consolidated financial statements for additional information about the sensitivity of our retiree medical cost assumptions.
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

OUR FINANCIAL RESULTS
Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items:

	2015	2014	2013
Operating profit
Mark-to-market net gains/(losses)	$11	$(68)	$(72)
Restructuring and impairment charges	$(230)	$(418)	$(163)
Pension-related settlement benefits/(charge)	$67	$(141)	$—
Charge related to the transaction with Tingyi	$(73)	$—	$—
Venezuela impairment charges	$(1,359)	$—	$—
Venezuela remeasurement charges	$—	$(105)	$(111)
Merger and integration charges	$—	$—	$(10)
Net income attributable to PepsiCo
Mark-to-market net gains/(losses)	$8	$(44)	$(44)
Restructuring and impairment charges	$(184)	$(316)	$(129)
Pension-related settlement benefits/(charge)	$42	$(88)	$—
Charge related to the transaction with Tingyi	$(73)	$—	$—
Venezuela impairment charges	$(1,359)	$—	$—
Venezuela remeasurement charges	$—	$(105)	$(111)
Merger and integration charges	$—	$—	$(8)
Tax benefits	$230	$—	$209
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains/(losses)	$—	$(0.03)	$(0.03)
Restructuring and impairment charges	$(0.12)	$(0.21)	$(0.08)
Pension-related settlement benefits/(charge)	$0.03	$(0.06)	$—
Charge related to the transaction with Tingyi	$(0.05)	$—	$—
Venezuela impairment charges	$(0.91)	$—	$—
Venezuela remeasurement charges	$—	$(0.07)	$(0.07)
Merger and integration charges	$—	$—	$(0.01)
Tax benefits	$0.15	$—	$0.13
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
In 2015, we recognized $11 million ($8 million after-tax with a nominal amount per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with an $18 million net loss recognized in cost of sales and a $29 million net gain recognized in selling, general and administrative expenses.
In 2014, we recognized $68 million ($44 million after-tax or $0.03 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses, with a $33 million net gain recognized in cost of sales and a $101 million net loss recognized in selling, general and administrative expenses.

In 2013, we recognized $72 million ($44 million after-tax or $0.03 per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses, with an $82 million net loss recognized in cost of sales and a $10 million net gain recognized in selling, general and administrative expenses.
See Note 1 to our consolidated financial statements for further information.
Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In 2015, 2014 and 2013, we incurred restructuring charges of $169 million ($134 million after-tax or $0.09 per share), $357 million ($262 million after-tax or $0.17 per share) and $53 million ($39 million after-tax or $0.02 per share), respectively, in conjunction with our 2014 Multi-Year Productivity Plan (2014 Productivity Plan). See Note 3 to our consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures related to the 2014 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
2016 (expected)	132		150
2017 - 2019 (expected)	279		215
	$990	(a)	$705

(a)
This total pre-tax charge will consist of approximately $525 million of severance and other employee-related costs, approximately $120 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $345 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments approximately as follows: FLNA 12%, QFNA 2%, NAB 35%, Latin America 15%, ESSA 25%, AMENA 4% and Corporate 7%.

(b)	In 2015 and 2014, cash expenditures include $2 million and $10 million, respectively, reported on the Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.
2012 Multi-Year Productivity Plan
In 2015, 2014 and 2013, we incurred restructuring charges of $61 million ($50 million after-tax or $0.03 per share), $61 million ($54 million after-tax or $0.04 per share) and $110 million ($90 million after-tax or $0.06 per share), respectively, in conjunction with our 2012 Multi-Year Productivity Plan (2012 Productivity Plan). See Note 3 to our consolidated financial statements for further information.

We incurred pre-tax charges of $894 million, of which $694 million represented cash expenditures related to the 2012 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2011	$383		$30
2012	279		343
2013	110		133
2014	61		101
2015	61		49	(b)
2016 - 2017 (expected)	—		38
	$894	(a)	$694

(a)
This total pre-tax charge consisted of $560 million of severance and other employee-related costs, $91 million for asset impairments (all non-cash) resulting from plant closures and related actions, and $243 million for other costs, including costs related to the termination of leases and other contracts. This charge impacted our reportable segments as follows: FLNA 14%, QFNA 3%, NAB 22%, Latin America 14%, ESSA 25%, AMENA 11% and Corporate 11%.

(b)	In 2015, cash expenditures include $4 million reported on the Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.
Pension-Related Settlements
In 2015, we recorded pre-tax gains of $67 million ($42 million after-tax or $0.03 per share) in the NAB segment associated with the settlement of pension-related liabilities from previous acquisitions. These gains were recognized in selling, general and administrative expenses.
In 2014, we recorded a pension lump sum settlement charge in corporate unallocated expenses of $141 million ($88 million after-tax or $0.06 per share) related to payments for pension liabilities to certain former employees who had vested benefits. See Note 7 to our consolidated financial statements.
Charge Related to the Transaction with Tingyi
In 2015, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) in the AMENA segment related to a write-off of the value of a call option to increase our holding in TAB to 20%.
See Note 10 to our consolidated financial statements.
Venezuela Impairment Charges
In 2015, we recorded pre- and after-tax charges of $1.4 billion ($0.91 per share) in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture.
For additional information on Venezuela, see Note 1 to our consolidated financial statements and “Our Business Risks.”
Venezuela Remeasurement Charges
In 2014, we recorded a $105 million net charge related to our remeasurement of the bolivar for certain net monetary assets of our Venezuelan businesses. $126 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $21 million) recorded in our Latin America segment. In total, this net charge had an after-tax impact of $105 million or $0.07 per share.

In 2013, we recorded a $111 million net charge related to the devaluation of the bolivar for our Venezuelan businesses. $124 million of this charge was recorded in corporate unallocated expenses, with the balance (equity income of $13 million) recorded in our Latin America segment. In total, this net charge had an after-tax impact of $111 million or $0.07 per share.
For additional information on Venezuela, see “Our Business Risks” and Note 1 to our consolidated financial statements.
Merger and Integration Charges
In 2013, we incurred merger and integration charges of $10 million ($8 million after-tax or $0.01 per share) related to our acquisition of WBD, all of which were recorded in the ESSA segment.
Tax Benefits
In 2015, we recognized a non-cash tax benefit of $230 million ($0.15 per share) associated with our agreement with the IRS resolving substantially all open matters related to the audits for taxable years 2010 through 2011, which reduced our reserve for uncertain tax positions for the tax years 2010 and 2011.
In 2013, we recognized a non-cash tax benefit of $209 million ($0.13 per share) associated with our agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009, which reduced our reserve for uncertain tax positions for the tax years 2003 through 2012.
See Note 5 to our consolidated financial statements.
Non-GAAP Measures
Certain measures contained in this Form 10-K are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See “Organic Revenue Growth,” “Free Cash Flow” and “Net Return on Invested Capital.”
Results of Operations — Consolidated Review
In the discussions of net revenue and operating profit below, “effective net pricing” reflects the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries and “net pricing” reflects the year-over-year combined impact of list price changes, weight changes per package, discounts and allowances. Additionally, “acquisitions and divestitures,” except as otherwise noted, reflect all mergers and acquisitions activity, including the impact of acquisitions, divestitures and changes in ownership or control in consolidated subsidiaries and nonconsolidated equity investees. The impact of the structural change related to the deconsolidation of our Venezuelan businesses is presented separately.

Volume
Our beverage volume in the NAB, Latin America, ESSA and AMENA segments reflects sales to authorized bottlers, independent distributors and retailers, as well as the sale of beverages bearing Company-owned or licensed trademarks that have been sold through our authorized independent bottlers. Bottler case sales (BCS) and concentrate shipments and equivalents (CSE) are not necessarily equal during any given period due to seasonality, timing of product launches, product mix, bottler inventory practices and other factors. While our beverage revenues are not entirely based on BCS volume, as there are independent bottlers in the supply chain, we believe that BCS is a valuable measure as it quantifies the sell-through of our beverage products at the consumer level. Sales of products from our unconsolidated joint ventures are reflected in our reported volume. NAB, Latin America, ESSA and AMENA, either independently or in conjunction with third parties, make, market, distribute and sell ready-to-drink tea products through a joint venture with Unilever (under the Lipton brand name), and NAB further, either independently or in conjunction with third parties, makes, markets, distributes and sells ready-to-drink coffee products through a joint venture with Starbucks. In addition, AMENA licenses the Tropicana brand for use in China on co-branded juice products in connection with a strategic alliance with Tingyi.
Our food and snacks volume in the FLNA, QFNA, Latin America, ESSA and AMENA segments is reported on a system-wide basis, which includes our own sales and the sales by our noncontrolled affiliates of snacks bearing Company-owned or licensed trademarks.
Servings
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products.
In 2015 and 2014, total servings increased 1% compared to 2014 and 2013, respectively. Servings growth in 2015 excludes the fourth quarter 2014 results of our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015.

Total Net Revenue and Operating Profit/(Loss)

				Change
	2015	2014	2013	2015	2014
Total net revenue	$63,056	$66,683	$66,415	(5)%	—%
Operating profit/(loss)
FLNA	$4,304	$4,054	$3,877	6%	5%
QFNA	560	621	617	(10)%	1%
NAB	2,785	2,421	2,580	15%	(6)%
Latin America	(206)	1,636	1,617	(113)%	1%
ESSA	1,081	1,389	1,327	(22)%	5%
AMENA	941	985	1,140	(4.5)%	(14)%
Corporate Unallocated
Mark-to-market net gains/(losses)	11	(68)	(72)
Restructuring and impairment charges	(13)	(41)	(11)
Pension lump sum settlement charge	—	(141)	—
Venezuela remeasurement charges	—	(126)	(124)
Other	(1,110)	(1,149)	(1,246)
	$(1,112)	$(1,525)	$(1,453)	(27)%	5%
Total operating profit	$8,353	$9,581	$9,705	(13)%	(1)%

Total operating profit margin	13.2%	14.4%	14.6%	(1.2)	(0.2)
2015
On a reported basis, total operating profit decreased 13% and operating margin decreased 1.2 percentage points. Operating profit performance was primarily driven by certain operating cost increases, unfavorable foreign exchange, higher commodity costs and increased advertising and marketing expenses. These impacts were partially offset by effective net pricing, the benefit of actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories throughout all of our segments, and volume growth. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted operating profit performance by 9 percentage points and decreased total operating margin by 1.4 percentage points, primarily reflecting the Venezuela impairment charges. Higher commodity inflation negatively impacted reported operating profit performance by 5 percentage points, primarily attributable to inflation in the Latin America and ESSA segments, partially offset by deflation in the NAB, FLNA, AMENA and QFNA segments. Additionally, impairment charges in the QFNA segment associated with our MQD joint venture and the fourth quarter impact of our Venezuelan businesses (as a result of the deconsolidation) each negatively impacted reported operating profit performance by 1 percentage point. Other corporate unallocated expenses decreased 3%, primarily reflecting decreased pension expense, partially offset by increased research and development costs and charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans.
2014
On a reported basis, total operating profit decreased 1% and operating margin decreased 0.2 percentage points. Operating profit performance was primarily driven by certain operating cost increases including strategic initiatives related to capacity and capability, higher commodity costs and unfavorable foreign exchange. Commodity inflation negatively impacted operating profit performance by 4 percentage points, primarily attributable to inflation in the Latin America and ESSA segments, partially offset by deflation in the NAB and FLNA segments. These impacts were partially offset by favorable effective net pricing and the benefit of actions associated with our productivity initiatives, which contributed more than $1 billion in cost reductions across a number of expense categories throughout all of our segments. Additionally, the impact of certain charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans negatively impacted operating profit performance by nearly 1 percentage point, primarily in the ESSA and AMENA segments. Other corporate unallocated expenses decreased 8%, primarily reflecting decreased pension expense, as well as the lapping of incremental investments into our business in the prior year, partially offset by higher foreign exchange transaction losses. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted total operating profit performance by 3.8 percentage points and total operating margin by 0.6 percentage points.
Other Consolidated Results

						Change
	2015	2014		2013		2015	2014
Interest expense, net	$(911)	$(824)		$(814)		$(87)	$(10)
Annual tax rate	26.1%	25.1%		23.7%
Net income attributable to PepsiCo	$5,452	$6,513		$6,740		(16)%	(3)%
Net income attributable to PepsiCo per common share – diluted	$3.67	$4.27		$4.32		(14)%	(1)%
Mark-to-market net (gains)/losses	—	0.03		0.03
Restructuring and impairment charges	0.12	0.21		0.08
Pension-related settlement (benefits)/charge	(0.03)	0.06		—
Charge related to the transaction with Tingyi	0.05	—		—
Venezuela impairment charges	0.91	—		—
Venezuela remeasurement charges	—	0.07		0.07
Merger and integration charges	—	—		0.01
Tax benefits	(0.15)	—		(0.13)
Net income attributable to PepsiCo per common share – diluted, excluding above items (a)	$4.57	$4.63	(b)	$4.37	(b)	(1)%	6%
Impact of foreign exchange translation						11	3
Growth in net income attributable to PepsiCo per common share – diluted, excluding above items, on a constant currency basis (a)						10%	9%

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2015
Net interest expense increased $87 million, reflecting higher rates on our debt balances and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs.
The reported tax rate increased 1.0 percentage point reflecting the impact of the Venezuela impairment charges, which had no accompanying tax benefit, partially offset by the favorable resolution with the IRS of substantially all open matters related to the audits for taxable years 2010 and 2011.
Net income attributable to PepsiCo decreased 16% and net income attributable to PepsiCo per common share decreased 14%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted net income attributable to PepsiCo by 12 percentage points and net income attributable to PepsiCo per common share by 13 percentage points.

2014
Net interest expense increased $10 million, primarily reflecting lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by higher interest income due to higher average cash balances.
The reported tax rate increased 1.4 percentage points, primarily due to lapping the prior year impact of the favorable resolution with the IRS of audits for taxable years 2003 through 2009, partially offset by favorable resolution of certain tax matters in 2014.
Net income attributable to PepsiCo decreased 3% and net income attributable to PepsiCo per common share decreased 1%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 7 percentage points.
Results of Operations — Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, 2015 volume growth measures exclude the fourth quarter 2014 results of our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.

	FLNA	QFNA		NAB	Latin America	ESSA	AMENA	Total
Net Revenue, 2015	$14,782	$2,543		$20,618	$8,228	$10,510	$6,375	$63,056
Net Revenue, 2014	$14,502	$2,568		$20,171	$9,425	$13,399	$6,618	$66,683
% Impact of:
Volume(a)	1%	1%		0.5%	1%	(2)%	4%	0.5%
Effective net pricing(b)	2	—		3	19	4	0.5	5
Foreign exchange translation	(1)	(2)		(1)	(27)	(24)	(5)	(10)
Acquisitions and divestitures	—	—		—	—	—	(3)	—
Venezuela deconsolidation(c)	—	—	—	—	(6)	—	—	(1)
Reported growth(d)	2%	(1)%		2%	(13)%	(22)%	(4)%	(5)%

	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Net Revenue, 2014	$14,502	$2,568	$20,171	$9,425	$13,399	$6,618	$66,683
Net Revenue, 2013	$14,126	$2,612	$20,083	$9,335	$13,828	$6,431	$66,415
% Impact of:
Volume(a)	2%	—%	—%	(2)%	1%	6%	1%
Effective net pricing(b)	1	(1)	1	11	3.5	1	3
Foreign exchange translation	(1)	(1)	(0.5)	(9)	(8)	(3)	(3)
Acquisitions and divestitures	—	—	—	—	—	(1.5)	—
Reported growth(d)	3%	(2)%	—%	1%	(3)%	3%	—%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Represents the impact of the exclusion of the fourth quarter 2014 results of our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015.

(d)	Amounts may not sum due to rounding.
Organic Revenue Growth
Organic revenue growth is a significant measure we use to monitor net revenue performance. However, it is not a measure provided by U.S. GAAP. Therefore, this measure is not, and should not be viewed as, a substitute for U.S. GAAP net revenue growth. In order to compute our organic revenue growth results, we exclude the impact of acquisitions, divestitures and other structural changes, including the Venezuela deconsolidation, and foreign exchange translation from reported net revenue growth. See also “Non-GAAP Measures.”

2015	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	2%	(1)%	2%	(13)%	(22)%	(4)%	(5)%
% Impact of:
Foreign exchange translation	1	2	1	27	24	5	10
Acquisitions and divestitures	—	—	—	—	—	3	—
Venezuela deconsolidation(a)	—	—	—	6	—	—	1
Organic Growth(b)	3%	1%	3%	20%	2%	4%	5%

2014	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(2)%	—%	1%	(3)%	3%	—%
% Impact of:
Foreign exchange translation	1	1	0.5	9	8	3	3
Acquisitions and divestitures	—	—	—	—	—	1.5	—
Organic Growth(b)	3%	(1)%	1%	10%	5%	7%	4%

(a)	Represents the impact of the exclusion of the fourth quarter 2014 results of our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015.

(b)	Amounts may not sum due to rounding.

Frito-Lay North America

				% Change
	2015	2014	2013	2015		2014
Net revenue	$14,782	$14,502	$14,126	2		3
Impact of foreign exchange translation				1		1
Net revenue growth, on a constant currency basis(a)				3		3	(b)

Operating profit	$4,304	$4,054	$3,877	6		5
Restructuring and impairment charges	26	48	19
Operating profit excluding above item(a)	$4,330	$4,102	$3,896	5.5		5
Impact of foreign exchange translation				1		0.5
Operating profit growth excluding above item, on a constant currency basis(a)				7	(b)	6	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2015
Net revenue grew 2% and volume grew 1%. The net revenue growth was driven by effective net pricing and the volume growth. The volume growth reflects mid-single-digit growth in variety packs and trademark Tostitos, double-digit growth in trademark Smartfood and low-single-digit growth in trademark Doritos. These increases were partially offset by a low-single-digit decline in trademark Lay’s.
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

Quaker Foods North America

				% Change
	2015	2014	2013	2015	2014
Net revenue	$2,543	$2,568	$2,612	(1)	(2)
Impact of foreign exchange translation				2	1
Net revenue growth, on a constant currency basis(a)				1	(1)

Operating profit	$560	$621	$617	(10)	1
Restructuring and impairment charges	3	14	4
Operating profit excluding above item(a)	$563	$635	$621	(11)	2
Impact of foreign exchange translation				1	1
Operating profit growth excluding above item, on a constant currency basis(a)				(10)	3

(a)	See “Non-GAAP Measures.”
2015
Net revenue declined 1% and volume grew slightly. The net revenue decline reflects unfavorable foreign exchange, which negatively impacted net revenue performance by 2 percentage points, partially offset by the volume growth. The volume growth reflects mid-single digit growth in ready-to-eat cereals and Aunt Jemima syrup and mix, partially offset by a double-digit decline in MQD products and mid-single digit declines in both grits and bars.

Operating profit decreased 10%, reflecting MQD impairment charges, which included a fourth quarter charge related to ceasing operations of our joint venture as well as the lapping of the gain associated with the divestiture of a cereal business in the prior year, each negatively impacting operating profit performance by 12 and 3 percentage points, respectively. In addition, operating profit performance was also negatively impacted by certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by planned cost reductions across a number of expense categories, favorable mix and the volume growth, as well as lower commodity costs, which positively contributed 3 percentage points to operating profit performance.
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
Operating profit increased 1%, primarily driven by planned cost reductions across a number of expense categories, improvement in our share of the operating results of our MQD joint venture, which reflected start-up costs in the prior year, and lower advertising and marketing expenses. Additionally, the net gain on the divestiture of a cereal business contributed 3 percentage points to operating profit growth. These impacts were partially offset by the unfavorable net pricing and mix, as well as certain operating cost increases.

North America Beverages

				% Change
	2015	2014	2013	2015	2014
Net revenue	$20,618	$20,171	$20,083	2	—
Impact of foreign exchange translation				1	0.5
Net revenue growth, on a constant currency basis(a)				3	1	(b)

Operating profit	$2,785	$2,421	$2,580	15	(6)
Restructuring and impairment charges	33	179	30
Pension-related settlement benefits	(67)	—	—
Operating profit excluding above items(a)	$2,751	$2,600	$2,610	6	—
Impact of foreign exchange translation				1	1
Operating profit growth excluding above items, on a constant currency basis(a)				7	—	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2015
Net revenue increased 2%, primarily reflecting effective net pricing and volume growth. Unfavorable foreign exchange reduced net revenue growth by 1 percentage point.
Volume increased 1%, driven by a 6% increase in non-carbonated beverage volume, partially offset by a 2% decline in CSD volumes. The non-carbonated beverage volume increase primarily reflected a double-digit increase in our overall water portfolio, a mid-single-digit increase in Gatorade sports drinks, and a high-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 15%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 6%. This increase primarily reflects the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 8 percentage points to reported operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as the lapping of favorable settlements of promotional spending accruals in the prior year, which reduced reported operating profit growth by 2 percentage points. Unfavorable foreign exchange reduced operating profit growth by 1 percentage point.
2014
Net revenue was even with the prior year, primarily reflecting effective net pricing, partially offset by unfavorable foreign exchange, which negatively impacted net revenue performance by 0.5 percentage points.
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
Operating profit decreased 6%. Excluding the item affecting comparability in the above table (see “Items Affecting Comparability”), operating profit was even with the prior year. Operating profit performance reflected certain operating cost increases, mostly offset by the favorable effective net pricing, planned cost reductions across a number of expense categories, as well as lower commodity costs, which positively impacted reported operating profit performance by 7 percentage points. Unfavorable foreign exchange negatively impacted operating profit performance by 1 percentage point.

Latin America

				% Change
	2015	2014	2013	2015	2014
Net revenue	$8,228	$9,425	$9,335	(13)	1
Impact of foreign exchange translation				27	9
Net revenue growth, on a constant currency basis(a)				14	10

Operating (loss)/profit	$(206)	$1,636	$1,617	(113)	1
Restructuring and impairment charges	36	28	13
Venezuela impairment charges	1,359	—	—
Venezuela remeasurement	—	(21)	(13)
Operating profit excluding above items(a)	$1,189	$1,643	$1,617	(28)	2
Impact of foreign exchange translation				37	13
Operating profit growth excluding above items, on a constant currency basis(a)				9	14	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2015
Net revenue decreased 13%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 27 percentage points, including 11 percentage points from Venezuela. In addition, the fourth quarter impact of the deconsolidation of our Venezuelan businesses negatively impacted net revenue performance by 6 percentage points. These impacts were partially offset by effective net pricing, including 14 percentage points of inflation-based pricing from Venezuela, and volume growth.
Snacks volume grew 1%, reflecting a low-single-digit increase in Mexico, partially offset by a high-single-digit decrease in Brazil.
Beverage volume increased slightly, reflecting a low-single-digit increase in Mexico, partially offset by a high-single-digit decrease in Brazil and a mid-single-digit decline in Argentina. The beverage volume growth included a one-half-percentage point positive contribution from certain of our bottler’s brands related to our joint venture in Chile.
Operating profit decreased 113%, primarily reflecting the Venezuela impairment charges in the above table. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit decreased 28%. This decrease reflects certain operating cost increases, including strategic initiatives, as well as higher commodity costs, which negatively impacted reported operating profit performance by 39 percentage points, including transaction-related foreign exchange. Additionally, charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans negatively impacted reported operating profit performance by 2 percentage points. These impacts were partially offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Unfavorable foreign exchange negatively impacted operating profit performance by 37 percentage points, including a 23-percentage-point impact from Venezuela. The results of our Venezuelan businesses negatively impacted reported operating profit performance by 94 percentage points, primarily related to the impairment charges. Additionally, excluding the items affecting comparability, our Venezuelan businesses negatively impacted operating profit performance by 10 percentage points, which included 4 percentage points from the fourth quarter impact of the deconsolidation. For additional information on Venezuela, see Note 1 to our consolidated financial statements and “Our Business Risks.”

See Note 3 to our consolidated financial statements for additional information on “Other Productivity Initiatives.”
2014
Net revenue increased 1%, primarily reflecting effective net pricing, including 7 percentage points related to inflation-based pricing in Venezuela, partially offset by net volume declines. Unfavorable foreign exchange reduced net revenue growth by 9 percentage points.
Snacks volume declined 2%, reflecting a mid-single-digit decline in Mexico due to a tax on certain packaged foods, which became effective during the first quarter of 2014. Additionally, Brazil experienced a low-single-digit decline.
Beverage volume increased 4%, reflecting low-single-digit increases in Brazil and Mexico, partially offset by low-single-digit declines in Argentina and Venezuela. The beverage volume growth included a 2-percentage-point contribution from certain of our bottler’s brands relating to a new joint venture in Chile.
Operating profit increased 1%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories, as well as the net impact of adjustments recognized through our share of the results of a joint venture, which increased operating profit growth by 2 percentage points. These impacts were partially offset by certain operating cost increases, including strategic initiatives, higher commodity costs led by Venezuela, primarily reflecting packaging and potato inflation, which reduced operating profit growth by 21 percentage points, and the net volume declines. Unfavorable foreign exchange reduced operating profit growth by 13 percentage points, including an 8-percentage-point impact from Venezuela. The results of our Venezuelan businesses positively contributed 9 percentage points to operating profit growth.
Europe Sub-Saharan Africa

				% Change
	2015	2014	2013	2015		2014
Net revenue	$10,510	$13,399	$13,828	(22)		(3)
Impact of foreign exchange translation				24		8
Net revenue growth, on a constant currency basis(a)				2		5

Operating profit	$1,081	$1,389	$1,327	(22)		5
Restructuring and impairment charges	89	71	60
Merger and integration charges	—	—	10
Operating profit excluding above items(a)	$1,170	$1,460	$1,397	(20)		4.5
Impact of foreign exchange translation				22		1
Operating profit growth excluding above items, on a constant currency basis(a)				2.5	(b)	6	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
2015
Net revenue decreased 22%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 24 percentage points, including 13 percentage points from Russia, as well as net volume declines. These impacts were partially offset by effective net pricing.

Snacks volume grew 1%, primarily reflecting mid-single-digit growth in Turkey and Spain, and low-single-digit growth in the United Kingdom, South Africa and the Netherlands, partially offset by a mid-single-digit decline in Russia.
Beverage volume declined 2%, primarily reflecting a double-digit decline in Russia, partially offset by mid-single-digit growth in Nigeria and low-single-digit growth in Turkey and the United Kingdom. Additionally, Germany experienced a slight decline.
Operating profit decreased 22%, reflecting higher commodity costs, which negatively impacted operating profit performance by 24 percentage points, primarily from transaction-related foreign exchange. Additionally, operating profit performance was negatively impacted by certain operating cost increases, the net volume declines and higher advertising and marketing expenses, as well as the lapping of a prior-year gain associated with the sale of agricultural assets in Russia, which negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by the effective net pricing and planned cost reductions across a number of expense categories, as well as lower charges in the current year associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans, which positively impacted operating profit performance by 1.5 percentage points. In addition, the net impact of a prior-year impairment charge associated with a brand in Greece positively contributed 1 percentage point to operating profit performance. Unfavorable foreign exchange translation negatively impacted operating profit performance by 22 percentage points.
See Note 3 to our consolidated financial statements for additional information on “Other Productivity Initiatives.”
2014
Net revenue decreased 3%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 8 percentage points, partially offset by effective net pricing and volume growth.
Snacks volume grew 2%, primarily reflecting high-single-digit growth in South Africa and mid-single-digit growth in Turkey, partially offset by a slight decline in Russia. Additionally, the Netherlands experienced slight growth and the United Kingdom grew low-single digits.
Beverage volume grew 2%, primarily reflecting double-digit growth in Nigeria and mid-single-digit growth in Germany, partially offset by a mid-single-digit decline in Russia. Additionally, the United Kingdom and Turkey experienced low-single-digit growth.
Operating profit increased 5%, primarily reflecting the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher commodity costs, primarily reflecting milk prices and foreign exchange transaction losses, which reduced operating profit growth by 21 percentage points. The impacts of lapping incremental investments into our business in the prior year and the gain associated with the sale of agricultural assets in Russia contributed 3 percentage points and 2 percentage points to operating profit growth, respectively. These impacts were partially offset by the impairment charge associated with a brand in Greece and charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans, each of which reduced operating profit growth by 2 percentage points.

Asia, Middle East and North Africa

				% Change
	2015	2014	2013	2015	2014
Net revenue	$6,375	$6,618	$6,431	(4)	3
Impact of foreign exchange translation				5	3
Net revenue growth, on a constant currency basis(a)				1	6

Operating profit	$941	$985	$1,140	(4.5)	(14)
Restructuring and impairment charges	30	37	26
Charge related to the transaction with Tingyi	73	—	—
Operating profit excluding above items(a)	$1,044	$1,022	$1,166	2	(12)
Impact of foreign exchange translation				3	2
Operating profit growth excluding above items, on a constant currency basis(a)				5	(10)

(a)	See “Non-GAAP Measures.”
2015
Net revenue declined 4%, reflecting the impact of refranchising a portion of our beverage businesses in India and the Middle East, which negatively impacted net revenue performance by 3 percentage points. These impacts were offset by volume growth and effective net pricing. Unfavorable foreign exchange negatively impacted net revenue performance by 5 percentage points.
Snacks volume grew 4%, reflecting double-digit growth in China and Pakistan and mid-single-digit growth in the Middle East, partially offset by a high-single-digit decline in Thailand. Additionally, India volume was flat and Australia experienced low-single-digit growth.
Beverage volume grew 1%, driven by double-digit growth in Pakistan and mid-single-digit growth in the Middle East and Philippines, partially offset by high-single-digit declines in China and India.
Operating profit decreased 4.5%. Excluding the items affecting comparability in the above table (see “Items Affecting Comparability”), operating profit increased 2%, primarily reflecting the volume growth, planned cost reductions across a number of expense categories and the effective net pricing. In addition, lower commodity costs positively contributed 6 percentage points to reported operating profit performance. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses, as well as an impairment charge associated with a joint venture in the Middle East, which negatively impacted reported operating profit performance by 3 percentage points. The net impact of the refranchising of a portion of our beverage businesses in India and the Middle East had a slight positive impact on reported operating profit performance. This impact included a 4-percentage-point gain from the India refranchising, partially offset by a 1.5-percentage-point impact from lapping the prior year gain from the Middle East refranchising. Unfavorable foreign exchange negatively impacted operating profit performance by 3 percentage points.
2014
Net revenue grew 3%, reflecting volume growth and effective net pricing, partially offset by the net impact of the refranchising of our beverage businesses in Vietnam and the Middle East, which reduced net revenue growth by 1.5 percentage points. Unfavorable foreign exchange reduced net revenue growth by 3 percentage points.

Snacks volume grew 8%, reflecting double-digit growth in China and high-single-digit growth in India, partially offset by a mid-single-digit decline in Thailand. Additionally, Australia experienced mid-single-digit growth and the Middle East experienced high-single-digit growth.
Beverage volume grew 1%, driven by mid-single-digit growth in the Middle East and India and double-digit growth in the Philippines, partially offset by a double-digit decline in China and a low-single-digit decline in Pakistan.
Operating profit declined 14%, reflecting certain operating cost increases, including strategic initiatives, as well as the impact of lapping the prior year refranchising of our Vietnam beverage business, which negatively impacted operating performance by 12 percentage points and primarily reflected a one-time gain of $137 million. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories. The lapping of incremental investments into our business in the prior year, which positively contributed 4 percentage points to operating profit performance, was partially offset by certain charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans, which negatively impacted operating performance by 3 percentage points.
See Note 3 to our consolidated financial statements for additional information on “Other Productivity Initiatives.”

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to us to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See Note 9 to our consolidated financial statements for a description of our credit facilities. See also “Unfavorable economic conditions may have an adverse impact on our business, financial condition or results of operations.” in “Item 1A. Risk Factors.”
As of December 26, 2015, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $11.1 billion outside the U.S. To the extent foreign earnings are repatriated, such amounts would be subject to income tax liabilities, both in the U.S. and in various applicable foreign jurisdictions.
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
The table below summarizes our cash activity:

	2015	2014	2013
Net cash provided by operating activities	$10,580	$10,506	$9,688
Net cash used for investing activities	$(3,569)	$(4,937)	$(2,625)
Net cash used for financing activities	$(3,828)	$(8,264)	$(3,789)
Operating Activities
During 2015, net cash provided by operating activities was $10.6 billion, compared to $10.5 billion in the prior year. The operating cash flow performance in part reflects lapping the impact of prior-year discretionary pension and retiree medical contributions, pertaining to the lump sum settlement payments, in the United States of $388 million ($261 million after-tax). In addition, working capital (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation and the Venezuela deconsolidation) reflects favorable comparisons to the prior year. These increases were partially offset by unfavorable operating profit performance.
During 2014, net cash provided by operating activities was $10.5 billion, compared to $9.7 billion in the prior year. The operating cash flow performance primarily reflects lapping the impact of 2013 U.S. federal net cash tax payments of $758 million, including interest, related to an agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009 and $226 million of cash payments for other federal, state and local tax matters related to open tax years. See Note 5 to our consolidated financial statements. This impact was partially offset by the discretionary pension and retiree medical contributions described above.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.

Investing Activities
During 2015, net cash used for investing activities was $3.6 billion, primarily reflecting net capital spending of $2.7 billion, a reduction of cash of $568 million due to the deconsolidation of our Venezuelan subsidiaries and net purchases of debt securities greater than three months of $317 million. See Note 1 to our consolidated financial statements for further discussion of capital spending by division and for further discussion of Venezuela. See Note 10 to our consolidated financial statements for further discussion of our investments in debt securities.
During 2014, net cash used for investing activities was $4.9 billion, primarily reflecting net capital spending of $2.7 billion and net purchases of debt securities greater than three months of $2.4 billion.
We expect 2016 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During 2015, net cash used for financing activities was $3.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $9.0 billion, partially offset by net proceeds from long-term debt of $4.6 billion and proceeds from exercises of stock options of $0.5 billion.
During 2014, net cash used for financing activities was $8.3 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $8.7 billion and net payments of short-term borrowings of $2.0 billion, partially offset by net proceeds from long-term debt of $1.7 billion and proceeds from exercises of stock options of $0.8 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a new share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock commencing from July 1, 2015 and expiring on June 30, 2018. This repurchase program was in addition to the $10.0 billion repurchase program authorized by our Board of Directors and publicly announced in the first quarter of 2013, which commenced on July 1, 2013 and under which we completed repurchases during the fourth quarter of 2015. In addition, on February 11, 2016, we announced a 7.1% increase in our annualized dividend to $3.01 per share from $2.81 per share, effective with the dividend that is expected to be paid in June 2016. We expect to return a total of $7 billion to shareholders in 2016 through share repurchases of approximately $3 billion and dividends of approximately $4 billion.
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

				% Change
	2015	2014	2013	2015	2014
Net cash provided by operating activities	$10,580	$10,506	$9,688	1	8
Capital spending	(2,758)	(2,859)	(2,795)
Sales of property, plant and equipment	86	115	109
Free cash flow	7,908	7,762	7,002	2	11
Discretionary pension and retiree medical contributions (after-tax)	—	274	20
Pension-related settlements (after-tax)	57	—	—
Payments related to restructuring charges (after-tax)	163	215	105
Net capital investments related to restructuring plan	—	8	8
Net payments related to income tax settlements	—	—	984
Net capital investments related to merger and integration	—	—	(4)
Merger and integration payments (after-tax)	—	—	21
Payments for restructuring and other charges related to the transaction with Tingyi (after-tax)	—	—	26
Free cash flow excluding above items	$8,128	$8,259	$8,162	(2)	1
In all years presented, free cash flow was used primarily to pay dividends and repurchase shares. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. However, see “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Item 1A. Risk Factors” and “Our Business Risks” for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.” in “Item 1A. Risk Factors,” “Our Business Risks” and Note 9 to our consolidated financial statements.
Net Return on Invested Capital
ROIC is a metric management uses to monitor the profitability of our utilized capital. We believe this metric balances our operating results with asset and liability management, and may contribute to long-term shareholder value creation. In addition, we use net ROIC, excluding items affecting comparability, to compare our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that are not indicative of our ongoing performance and reflects how management evaluates our operating results and trends. We believe the calculation of net ROIC, excluding items affecting comparability, provides useful information to investors and is an additional relevant comparison of our performance to consider when evaluating our capital allocation discipline. Net ROIC, excluding items affecting comparability, is not a measure provided by GAAP. Therefore, it is not, and should not be, viewed as a substitute for ROIC.

We calculate net ROIC, excluding items affecting comparability, by using net income attributable to PepsiCo, excluding items affecting comparability, plus after-tax interest expense, divided by a quarterly average of invested capital less cash, cash equivalents and short-term investments adjusted for these items.

2015
Reported ROIC	13.1%
Impact of:
Cash, cash equivalents and short-term investments	4.1
Interest income after tax	(0.1)
Commodity mark-to-market net impact	—
Restructuring and impairment charges	0.2
Venezuela remeasurement charge	—
Tax benefits	(0.4)
Restructuring and other charges related to the transaction with Tingyi	0.1
Pension-related settlement (benefits)/charge	(0.1)
Venezuela impairment charges	2.7
Net ROIC, excluding items affecting comparability	19.6%
See also “Item 6. Selected Financial Data” for information on ROIC.
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

Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions except per share amounts)

	2015	2014	2013
Net Revenue	$63,056	$66,683	$66,415
Cost of sales	28,384	30,884	31,243
Gross profit	34,672	35,799	35,172
Selling, general and administrative expenses	24,885	26,126	25,357
Venezuela impairment charges	1,359	—	—
Amortization of intangible assets	75	92	110
Operating Profit	8,353	9,581	9,705
Interest expense	(970)	(909)	(911)
Interest income and other	59	85	97
Income before income taxes	7,442	8,757	8,891
Provision for income taxes	1,941	2,199	2,104
Net income	5,501	6,558	6,787
Less: Net income attributable to noncontrolling interests	49	45	47
Net Income Attributable to PepsiCo	$5,452	$6,513	$6,740
Net Income Attributable to PepsiCo per Common Share
Basic	$3.71	$4.31	$4.37
Diluted	$3.67	$4.27	$4.32
Weighted-average common shares outstanding
Basic	1,469	1,509	1,541
Diluted	1,485	1,527	1,560
Cash dividends declared per common share	$2.7625	$2.5325	$2.24

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions)

	2015
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$5,501
Other Comprehensive Loss
Currency translation:
Currency translation adjustment	$(2,938)	$—	(2,938)
Reclassification associated with Venezuelan entities	111	—	111
Cash flow hedges:
Reclassification of net losses to net income	97	(47)	50
Net derivative losses	(95)	48	(47)
Pension and retiree medical:
Reclassification of net losses to net income	246	(74)	172
Reclassification associated with Venezuelan entities	20	(4)	16
Remeasurement of net liabilities and translation	(88)	71	(17)
Unrealized gains on securities	3	(2)	1
Total Other Comprehensive Loss	$(2,644)	$(8)	(2,652)
Comprehensive income			2,849
Comprehensive income attributable to noncontrolling interests			(47)
Comprehensive Income Attributable to PepsiCo			$2,802

	2014
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$6,558
Other Comprehensive Loss
Currency translation adjustment	$(5,010)	$—	(5,010)
Cash flow hedges:
Reclassification of net losses to net income	249	(95)	154
Net derivative losses	(88)	44	(44)
Pension and retiree medical:
Reclassification of net losses to net income	369	(122)	247
Remeasurement of net liabilities and translation	(1,323)	437	(886)
Unrealized losses on securities	(11)	5	(6)
Other	1	—	1
Total Other Comprehensive Loss	$(5,813)	$269	(5,544)
Comprehensive income			1,014
Comprehensive income attributable to noncontrolling interests			(43)
Comprehensive Income Attributable to PepsiCo			$971

	2013
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$6,787
Other Comprehensive Income
Currency translation adjustment	$(1,303)	$—	(1,303)
Cash flow hedges:
Reclassification of net losses to net income	45	(17)	28
Net derivative losses	(20)	10	(10)
Pension and retiree medical:
Reclassification of net losses to net income	353	(123)	230
Remeasurement of net liabilities and translation	2,164	(764)	1,400
Unrealized gains on securities	57	(28)	29
Other	—	(16)	(16)
Total Other Comprehensive Income	$1,296	$(938)	358
Comprehensive income			7,145
Comprehensive income attributable to noncontrolling interests			(45)
Comprehensive Income Attributable to PepsiCo			$7,100

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions)

	2015	2014	2013
Operating Activities
Net income	$5,501	$6,558	$6,787
Depreciation and amortization	2,416	2,625	2,663
Share-based compensation expense	295	297	303
Merger and integration charges	—	—	10
Cash payments for merger and integration charges	—	—	(25)
Restructuring and impairment charges	230	418	163
Cash payments for restructuring charges	(208)	(266)	(133)
Charge related to the transaction with Tingyi	73	—	—
Cash payments for restructuring and other charges related to the transaction with Tingyi	—	—	(26)
Venezuela impairment charges	1,359	—	—
Venezuela remeasurement charges	—	105	111
Excess tax benefits from share-based payment arrangements	(133)	(114)	(117)
Pension and retiree medical plan expenses	467	667	663
Pension and retiree medical plan contributions	(205)	(655)	(262)
Deferred income taxes and other tax charges and credits	78	(19)	(1,058)
Change in assets and liabilities:
Accounts and notes receivable	(461)	(343)	(88)
Inventories	(244)	(111)	4
Prepaid expenses and other current assets	(50)	80	(51)
Accounts payable and other current liabilities	1,692	1,162	1,007
Income taxes payable	55	371	86
Other, net	(285)	(269)	(349)
Net Cash Provided by Operating Activities	10,580	10,506	9,688

Investing Activities
Capital spending	(2,758)	(2,859)	(2,795)
Sales of property, plant and equipment	86	115	109
Acquisitions and investments in noncontrolled affiliates	(86)	(88)	(109)
Reduction of cash due to Venezuela deconsolidation	(568)	—	—
Divestitures	76	203	130
Short-term investments, by original maturity
More than three months - purchases	(4,428)	(6,305)	—
More than three months - maturities	4,111	3,891	—
Three months or less, net	3	116	61
Other investing, net	(5)	(10)	(21)
Net Cash Used for Investing Activities	(3,569)	(4,937)	(2,625)

(Continued on following page)

Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions)

	2015	2014	2013
Financing Activities
Proceeds from issuances of long-term debt	$8,702	$3,855	$4,195
Payments of long-term debt	(4,095)	(2,189)	(3,894)
Short-term borrowings, by original maturity
More than three months - proceeds	15	50	23
More than three months - payments	(43)	(10)	(492)
Three months or less, net	53	(2,037)	1,634
Cash dividends paid	(4,040)	(3,730)	(3,434)
Share repurchases - common	(5,000)	(5,012)	(3,001)
Share repurchases - preferred	(5)	(10)	(7)
Proceeds from exercises of stock options	504	755	1,123
Excess tax benefits from share-based payment arrangements	133	114	117
Acquisition of noncontrolling interests	—	—	(20)
Other financing	(52)	(50)	(33)
Net Cash Used for Financing Activities	(3,828)	(8,264)	(3,789)
Effect of exchange rate changes on cash and cash equivalents	(221)	(546)	(196)
Net Increase/(Decrease) in Cash and Cash Equivalents	2,962	(3,241)	3,078
Cash and Cash Equivalents, Beginning of Year	6,134	9,375	6,297
Cash and Cash Equivalents, End of Year	$9,096	$6,134	$9,375

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
December 26, 2015 and December 27, 2014
(in millions except per share amounts)

	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$9,096	$6,134
Short-term investments	2,913	2,592
Accounts and notes receivable, net	6,437	6,651
Inventories	2,720	3,143
Prepaid expenses and other current assets	1,865	2,143
Total Current Assets	23,031	20,663
Property, Plant and Equipment, net	16,317	17,244
Amortizable Intangible Assets, net	1,270	1,449
Goodwill	14,177	14,965
Other nonamortizable intangible assets	11,811	12,639
Nonamortizable Intangible Assets	25,988	27,604
Investments in Noncontrolled Affiliates	2,311	2,689
Other Assets	750	860
Total Assets	$69,667	$70,509

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$4,071	$5,076
Accounts payable and other current liabilities	13,507	13,016
Total Current Liabilities	17,578	18,092
Long-Term Debt Obligations	29,213	23,821
Other Liabilities	5,887	5,744
Deferred Income Taxes	4,959	5,304
Total Liabilities	57,637	52,961
Commitments and contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(186)	(181)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,448 and 1,488 shares, respectively)	24	25
Capital in excess of par value	4,076	4,115
Retained earnings	50,472	49,092
Accumulated other comprehensive loss	(13,319)	(10,669)
Repurchased common stock, in excess of par value (418 and 378 shares, respectively)	(29,185)	(24,985)
Total PepsiCo Common Shareholders’ Equity	12,068	17,578
Noncontrolling interests	107	110
Total Equity	12,030	17,548
Total Liabilities and Equity	$69,667	$70,509

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions)

	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(181)	(0.6)	(171)	(0.6)	(164)
Redemptions	—	(5)	(0.1)	(10)	—	(7)
Balance, end of year	(0.7)	(186)	(0.7)	(181)	(0.6)	(171)
Common Stock
Balance, beginning of year	1,488	25	1,529	25	1,544	26
Repurchased common stock	(40)	(1)	(41)	—	(15)	(1)
Balance, end of year	1,448	24	1,488	25	1,529	25
Capital in Excess of Par Value
Balance, beginning of year		4,115		4,095		4,178
Share-based compensation expense		299		294		303
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(182)		(200)		(287)
Withholding tax on RSUs, PSUs and PEPunits converted		(151)		(91)		(87)
Other		(5)		17		(12)
Balance, end of year		4,076		4,115		4,095
Retained Earnings
Balance, beginning of year		49,092		46,420		43,158
Net income attributable to PepsiCo		5,452		6,513		6,740
Cash dividends declared - common		(4,071)		(3,840)		(3,477)
Cash dividends declared - preferred		(1)		(1)		(1)
Balance, end of year		50,472		49,092		46,420
Accumulated Other Comprehensive Loss
Balance, beginning of year		(10,669)		(5,127)		(5,487)
Other comprehensive (loss)/income attributable to PepsiCo		(2,650)		(5,542)		360
Balance, end of year		(13,319)		(10,669)		(5,127)
Repurchased Common Stock
Balance, beginning of year	(378)	(24,985)	(337)	(21,004)	(322)	(19,458)
Share repurchases	(52)	(4,999)	(57)	(5,012)	(37)	(3,000)
Stock option exercises, RSUs, PSUs and PEPunits converted	12	794	15	1,030	22	1,451
Other	—	5	1	1	—	3
Balance, end of year	(418)	(29,185)	(378)	(24,985)	(337)	(21,004)
Total PepsiCo Common Shareholders’ Equity		12,068		17,578		24,409
Noncontrolling Interests
Balance, beginning of year		110		110		105
Net income attributable to noncontrolling interests		49		45		47
Distributions to noncontrolling interests		(48)		(41)		(34)
Currency translation adjustment		(2)		(2)		(2)
Acquisitions and divestitures		—		—		(6)
Other, net		(2)		(2)		—
Balance, end of year		107		110		110
Total Equity		$12,030		$17,548		$24,389

(a) Includes total tax benefits of $107 million in 2015, $74 million in 2014 and $45 million in 2013.
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
Raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, inspection costs and raw materials handling facilities, are included in cost of sales. The costs of moving, storing and delivering finished product are included in selling, general and administrative expenses.
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, sales incentives accruals, tax reserves, share-based compensation, pension and retiree medical accruals, amounts and useful lives for intangible assets, and future cash flows associated with impairment testing for perpetual brands, goodwill and other long-lived assets. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results could differ significantly from these estimates.
Prior to the end of the third quarter of 2015, the financial position and results of operations of our Venezuelan snack and beverage businesses were included in our consolidated financial statements. Effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries and significant influence over our joint venture, and therefore we deconsolidated our Venezuelan subsidiaries from our consolidated financial statements and began accounting for our investments in our wholly-owned Venezuelan subsidiaries and our joint venture using the cost method of accounting. See subsequent discussion of “Venezuela”; for further unaudited information, see “Our Business Risks” and “Our Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years (and our fiscal 2016 results will include an extra week). While our North America results are reported on a weekly calendar basis, most of our international operations report on a monthly calendar basis. The following chart details our quarterly reporting schedule for all reporting periods presented:

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
Our Divisions
Through our operations, authorized bottlers, contract manufacturers and other third parties, we make, market, distribute and sell a wide variety of convenient and enjoyable beverages, foods and snacks, serving customers and consumers in more than 200 countries and territories with our largest operations in North America, Mexico, Russia, the United Kingdom and Brazil. Division results are based on how our Chief Executive Officer assesses the performance of and allocates resources to our divisions and are considered our reportable segments. For additional unaudited information on our divisions, see “Our Operations” contained in “Item 1. Business.” The accounting policies for the divisions are the same as those described in Note 2, except for the following allocation methodologies:

•	share-based compensation expense;

•	pension and retiree medical expense; and

•	derivatives.
Share-Based Compensation Expense
Our divisions are held accountable for share-based compensation expense and, therefore, this expense is allocated to our divisions as an incremental employee compensation cost. The allocation of share-based compensation expense in 2015 was approximately 15% to FLNA, 2% to QFNA, 23% to NAB, 7% to Latin America, 13% to ESSA, 11% to AMENA and 29% to corporate unallocated expenses. We had similar allocations of share-based compensation expense to our divisions in 2014 and 2013. The expense allocated to our divisions excludes any impact of changes in our assumptions during the year which reflect market conditions over which division management has no control. Therefore, any variances between allocated expense and our actual expense are recognized in corporate unallocated expenses.
Pension and Retiree Medical Expense
Pension and retiree medical service costs measured at fixed discount rates, as well as amortization of costs related to certain pension plan amendments and gains and losses due to demographics (including mortality assumptions and salary experience) are reflected in division results for North American employees. Division results also include interest costs, measured at fixed discount rates, for retiree medical plans. Interest costs for the pension plans, pension asset returns and the impact of pension funding, and gains and losses other than those due to demographics, are all reflected in corporate unallocated expenses. In addition, for our North American plans, corporate unallocated expenses include the difference between the service costs measured at a fixed discount rate (included in division results as noted above) and the total service costs determined using the plans’ discount rates as disclosed in Note 7 to our consolidated financial statements.
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
Net revenue and operating profit/(loss) of each division are as follows:

	Net Revenue			Operating Profit/(Loss) (a)
	2015	2014	2013	2015	2014	2013
FLNA	$14,782	$14,502	$14,126	$4,304	$4,054	$3,877
QFNA (b)	2,543	2,568	2,612	560	621	617
NAB (c)	20,618	20,171	20,083	2,785	2,421	2,580
Latin America (d)	8,228	9,425	9,335	(206)	1,636	1,617
ESSA	10,510	13,399	13,828	1,081	1,389	1,327
AMENA (e)	6,375	6,618	6,431	941	985	1,140
Total division	63,056	66,683	66,415	9,465	11,106	11,158
Corporate Unallocated
Mark-to-market net gains/(losses)				11	(68)	(72)
Restructuring and impairment charges				(13)	(41)	(11)
Pension lump sum settlement charge				—	(141)	—
Venezuela remeasurement charges				—	(126)	(124)
Other				(1,110)	(1,149)	(1,246)
	$63,056	$66,683	$66,415	$8,353	$9,581	$9,705

(a)	For information on the impact of restructuring and impairment charges on our divisions, see Note 3 to our consolidated financial statements.

(b)
Operating profit for QFNA for the year ended December 26, 2015 includes pre-tax impairment charges of $76 million associated with our MQD joint venture investment, including a fourth quarter charge related to ceasing its operations.

(c)	Operating profit for NAB for the year ended December 26, 2015 includes pre-tax gains of $67 million associated with the settlements of pension-related liabilities from previous acquisitions.

(d)
Operating loss for Latin America for the year ended December 26, 2015 includes a pre- and after-tax charge of $1.4 billion related to our change in accounting for our investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture. See subsequent “Venezuela” discussion.

(e)
Operating profit for AMENA for the year ended December 26, 2015 includes a pre-tax gain of $39 million associated with refranchising a portion of our beverage businesses in India, a pre- and after-tax charge of $73 million related to a write-off of the value of a call option to increase our holding in TAB to 20% and a pre- and after-tax impairment charge of $29 million associated with a joint venture in the Middle East.

Corporate
Corporate unallocated includes costs of our corporate headquarters, centrally managed initiatives such as research and development projects, unallocated insurance and benefit programs, foreign exchange transaction gains and losses, commodity derivative gains and losses, our ongoing business transformation initiatives and certain other items.

Other Division Information
Total assets and capital spending of each division are as follows:

	Total Assets		Capital Spending
	2015	2014	2015	2014	2013
FLNA	$5,375	$5,307	$608	$519	$423
QFNA	872	982	40	58	38
NAB	28,128	28,665	695	708	705
Latin America (a)	4,284	6,283	368	379	395
ESSA	12,225	13,934	404	502	551
AMENA	5,901	5,855	441	517	530
Total division	56,785	61,026	2,556	2,683	2,642
Corporate (b)	12,882	9,483	202	176	153
	$69,667	$70,509	$2,758	$2,859	$2,795

(a)	The change in total assets in 2015 reflects a decrease of $1.7 billion related to the Venezuela impairment charges.

(b)
Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and pension and tax assets. In 2015, the change in total Corporate assets was primarily due to the increase in cash and cash equivalents.

Amortization of intangible assets and depreciation and other amortization of each division are as follows:

	Amortization of Intangible Assets			Depreciation and Other Amortization
	2015	2014	2013	2015	2014	2013
FLNA	$7	$7	$7	$427	$424	$430
QFNA	—	—	—	51	51	51
NAB	38	43	55	813	837	843
Latin America	7	10	11	238	273	273
ESSA	20	28	32	353	471	525
AMENA	3	4	5	293	313	283
Total division	75	92	110	2,175	2,369	2,405
Corporate	—	—	—	166	164	148
	$75	$92	$110	$2,341	$2,533	$2,553

Net revenue and long-lived assets by country are as follows:

	Net Revenue			Long-Lived Assets(a)
	2015	2014	2013	2015		2014
U.S.	$35,266	$34,219	$33,626	$27,876		$27,964
Mexico	3,687	4,113	4,347	994		1,126
Russia (b)	2,797	4,414	4,908	3,614		4,520
Canada	2,677	3,022	3,195	2,386		2,815
United Kingdom	1,966	2,174	2,115	1,107		1,155
Brazil	1,289	1,790	1,835	649		928
All other countries	15,374	16,951	16,389	9,260	(c)	10,478	(c)
	$63,056	$66,683	$66,415	$45,886		$48,986

(a)
Long-lived assets represent property, plant and equipment, nonamortizable intangible assets, amortizable intangible assets and investments in noncontrolled affiliates. These assets are reported in the country where they are primarily used.

(b)	Change in net revenue and long-lived assets in 2015 primarily reflects the depreciation of the Russian ruble.

(c)	Included in all other countries as of December 26, 2015 and December 27, 2014 is $538 million and $611 million, respectively, related to our 5% indirect equity interest in TAB.
Venezuela
Prior to the end of the third quarter of 2015, the financial position and results of operations of our Venezuelan businesses, which consist of our wholly-owned subsidiaries and our beverage joint venture with our franchise bottler in Venezuela, were reported under highly inflationary accounting, with the functional currency of the U.S. dollar.
The Venezuelan government has maintained currency controls and a fixed exchange rate since 2003 and has created additional exchange mechanisms and issued several exchange agreements governing the scope and applicability of each, while continuing to maintain control over the exchange rates and, to an increasingly significant extent, over the distribution of U.S. dollars under each mechanism.
During 2015, there was a three-tiered exchange rate mechanism in Venezuela for exchanging bolivars into U.S. dollars: (1) the government-operated National Center of Foreign Commerce (CENCOEX); (2) the government-operated auction-based Supplementary Foreign Currency Administration System (SICAD); and (3) an open market Marginal Foreign Exchange System (SIMADI).
These three mechanisms became increasingly illiquid over time. We believe that significant uncertainty continues to exist regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible to flow through CENCOEX, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how any such mechanisms will operate in the future, as well as the availability of U.S. dollars under each mechanism. The amount of U.S. dollars made available to our Venezuelan entities through CENCOEX declined significantly since 2014 and worsened during the third quarter of 2015. In addition, our Venezuelan entities were not able to participate in SICAD auctions during 2015, as the auctions that were held were not for our industry, and had limited access to the SIMADI market since its inception.
The evolving conditions in Venezuela, including increasingly restrictive exchange control regulations and reduced access to dollars through official currency exchange markets, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, which significantly impacted our ability to effectively manage our Venezuelan businesses, including restrictions on the ability of our Venezuelan businesses to import certain raw materials to maintain normal production and to settle U.S. dollar-denominated obligations. The exchange restrictions, combined with other regulations that have limited our ability to import certain raw materials, also increasingly constrained our ability to make and execute operational decisions regarding our businesses in Venezuela. In addition, the inability of our Venezuelan businesses to pay dividends, which remain subject to Venezuelan government approvals, restricted our ability to realize the earnings generated out of our Venezuelan businesses. We expect these conditions will continue for the foreseeable future.
As a result of these factors, we concluded that, effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries, and therefore we deconsolidated our wholly-owned Venezuelan subsidiaries effective as of the end of the third quarter of 2015. We also concluded that, effective as of the end of the third quarter of 2015, due to the above-mentioned factors and other matters impacting the operation of our joint venture and the distribution of its products, we no longer had significant influence over our joint venture, which was previously accounted for under the equity method. As a result of these conclusions, effective at the end of the third quarter of 2015, we began accounting for our investments in our wholly-owned Venezuelan subsidiaries and our joint venture using the cost method of accounting and recorded pre- and after-tax charges of $1.4 billion in our Consolidated Statement of Income to reduce the value of the cost method investments to their estimated fair values, resulting in a full impairment. The impairment charges primarily included approximately $1.2 billion related to our investments in previously consolidated Venezuelan subsidiaries and our joint venture and $111 million related to the reclassification of cumulative translation losses. The estimated fair value of the investments in our Venezuelan entities was derived using discounted cash flow analyses, including U.S. dollar exchange and discount rate assumptions that reflected the inflation and economic uncertainty in Venezuela, and are considered non-recurring Level 3 measurements within the fair value hierarchy. The factors that led to the above-mentioned conclusions at the end of the third quarter of 2015 continued to exist as of the end of 2015.
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
During 2015, the results of our operations in Venezuela, which reflected the months of January through August, were included in our Consolidated Statement of Income using a combination of the fixed exchange and SICAD rates, as appropriate. As of the end of 2015, consistent with the end of the third quarter of 2015, we did not consolidate the assets and liabilities of our Venezuelan subsidiaries in our Consolidated Balance Sheet. Beginning in the fourth quarter of 2015, we no longer included the financial results of our Venezuelan businesses in our Consolidated Statement of Income and our financial results only included revenue relating to the sales of inventory to our Venezuelan entities to the extent cash was received for those sales. Any dividends from our Venezuelan entities will be recorded as income upon receipt of the cash. We did not receive any U.S. dollars in the fourth quarter of 2015 from our Venezuelan entities. Our ongoing contractual commitments to our Venezuelan businesses are not material.

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
We are exposed to concentration of credit risk from our major customers, including Wal-Mart. In 2015, sales to Wal-Mart (including Sam’s) represented approximately 13% of our total net revenue, including concentrate sales to our independent bottlers, which are used in finished goods sold by them to Wal-Mart. We have not experienced credit issues with these customers.
Total Marketplace Spending
We offer sales incentives and discounts through various programs to customers and consumers. Total marketplace spending includes sales incentives, discounts, advertising and other marketing activities. Sales incentives and discounts are primarily accounted for as a reduction of revenue and include payments to customers for performing merchandising activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. It also includes support provided to our independent bottlers through funding of advertising and other marketing activities. While most of these incentive arrangements have terms of no more than one year, certain arrangements, such as fountain pouring rights, may extend beyond one year. Costs incurred to obtain these arrangements are recognized over the shorter of the economic or contractual life, primarily as a reduction of revenue, and the remaining balances of $321 million as of December 26, 2015 and $355 million as of December 27, 2014 are included in prepaid expenses and other current assets and other assets on our balance sheet. For additional unaudited information on our sales incentives, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Advertising and other marketing activities, reported as selling, general and administrative expenses, totaled $3.9 billion in 2015, 2014 and 2013, including advertising expenses of $2.4 billion in 2015, $2.3 billion in 2014 and $2.4 billion in 2013. Deferred advertising costs are not expensed until the year first used and consist of:

•	media and personal service prepayments;

•	promotional materials in inventory; and

•	production costs of future media advertising.
Deferred advertising costs of $40 million and $42 million as of December 26, 2015 and December 27, 2014, respectively, are classified as prepaid expenses and other current assets on our balance sheet.
Distribution Costs
Distribution costs, including the costs of shipping and handling activities, are reported as selling, general and administrative expenses. Shipping and handling expenses were $9.4 billion in 2015, $9.7 billion in 2014 and $9.4 billion in 2013.
Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less.

Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate 5 to 10 years. Software amortization totaled $202 million in 2015, $208 million in 2014 and $197 million in 2013. Net capitalized software and development costs were $863 million and $944 million as of December 26, 2015 and December 27, 2014, respectively.
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
Research and Development
We engage in a variety of research and development activities and continue to invest to accelerate growth and to drive innovation globally. Consumer research is excluded from research and development costs and included in other marketing costs. Research and development costs were $754 million, $718 million and $665 million in 2015, 2014 and 2013, respectively, and are reported within selling, general and administrative expenses.
See “Research and Development” in “Item 1. Business” for additional unaudited information about our research and development activities.
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
In the quantitative assessment of indefinite-lived intangible assets, if the carrying amount of the indefinite-lived intangible asset exceeds its estimated fair value, as determined by its discounted cash flows, an impairment loss is recognized in an amount equal to that excess. Quantitative assessment of goodwill is performed using a two-step impairment test at the reporting unit level. A reporting unit can be a division or business within a division. The first step compares the carrying value of a reporting unit, including goodwill, with its estimated fair value, as determined by its discounted cash flows. If the carrying value of a reporting unit exceeds its estimated fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record, if any. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. The quantitative assessment, described above requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for nonamortizable intangible assets, such as forecasted growth rates and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans.
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
Other Significant Accounting Policies
Our other significant accounting policies are disclosed as follows:

•	Basis of Presentation - See Note 1 - Basis of Presentation for a description of our policies regarding use of estimates, basis of presentation and consolidation.

•	Property, Plant and Equipment and Intangible Assets – Note 4.

•	Income Taxes – Note 5, and for additional unaudited information see, “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Share-Based Compensation – Note 6.

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

Recently Issued Accounting Pronouncements - Adopted
In 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted the provisions of this guidance as of the beginning of our second quarter of 2015, and that adoption did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements - Not Yet Adopted
In 2016, the FASB issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The standard is effective in 2018 and early adoption is not permitted. We are currently evaluating the impact of this guidance on our financial statements.

In 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The standard is effective in 2017 with early adoption permitted.  The guidance is not expected to have a material impact on our balance sheet. We are evaluating the timing for adoption of this guidance.
In 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost or net realizable value. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are evaluating the timing for adoption of this guidance.
In 2014, the FASB issued guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. We are currently evaluating the impact of this guidance on our financial statements and have not yet selected a transition approach.
Note 3 — Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	2015	2014	2013
2014 Productivity Plan	$169	$357	$53
2012 Productivity Plan	61	61	110
Total restructuring and impairment charges	230	418	163
Other productivity initiatives	90	67	—
Total restructuring and impairment charges and other productivity initiatives	$320	$485	$163
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
In 2015, 2014 and 2013, we incurred restructuring charges of $169 million ($134 million after-tax or $0.09 per share), $357 million ($262 million after-tax or $0.17 per share) and $53 million ($39 million or $0.02 per share), respectively, in conjunction with our 2014 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash), and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at December 26, 2015 is expected to be paid by the end of 2016.

A summary of our 2014 Productivity Plan charges is as follows:

	2015				2014				2013
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Other Costs	Total
FLNA (a)	$18	$(1)	$9	$26	$25	$10	$11	$46	$11	$—	$11
QFNA	—	—	3	3	12	—	2	14	3	—	3
NAB	10	4	17	31	60	56	56	172	9	—	9
Latin America	2	10	16	28	15	3	10	28	6	—	6
ESSA	26	11	25	62	24	4	14	42	10	—	10
AMENA	2	—	8	10	14	—	8	22	1	—	1
Corporate (a)	1	—	8	9	(2)	—	35	33	12	1	13
	$59	$24	$86	$169	$148	$73	$136	$357	$52	$1	$53

(a)	Income amounts represent adjustments of previously recorded amounts.
A summary of our 2014 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
2013 restructuring charges	$52	$—	$1	$53
Non-cash charges and translation	(22)	—	—	(22)
Liability as of December 28, 2013	30	—	1	31
2014 restructuring charges	148	73	136	357
Cash payments	(56)	—	(109)	(165)
Non-cash charges and translation	(33)	(73)	(4)	(110)
Liability as of December 27, 2014	89	—	24	113
2015 restructuring charges	59	24	86	169
Cash payments	(76)	—	(87)	(163)
Non-cash charges and translation	(11)	(24)	(3)	(38)
Liability as of December 26, 2015	$61	$—	$20	$81
2012 Multi-Year Productivity Plan
The 2012 Productivity Plan included actions in every aspect of our business that we believe would strengthen our complementary food, snack and beverage businesses by: leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The 2012 Productivity Plan has enhanced PepsiCo’s cost-competitiveness and provided a source of funding for future brand-building and innovation initiatives.
In 2015, 2014 and 2013, we incurred restructuring charges of $61 million ($50 million after-tax or $0.03 per share), $61 million ($54 million after-tax or $0.04 per share) and $110 million ($90 million after-tax or $0.06 per share), respectively, in conjunction with our 2012 Productivity Plan. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash), and contract termination costs. We do not expect any further charges associated with our 2012 Productivity Plan. Substantially all of the restructuring accrual at December 26, 2015 is expected to be paid by the end of 2016.

A summary of our 2012 Productivity Plan charges is as follows:

	2015				2014				2013
	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
FLNA (a)	$—	$—	$—	$—	$(1)	$—	$3	$2	$4	$—	$4	$8
QFNA	—	—	—	—	—	—	—	—	—	—	1	1
NAB (a)	—	—	2	2	(3)	1	9	7	8	—	13	21
Latin America (a)	6	1	1	8	19	—	(19)	—	5	2	—	7
ESSA	15	—	12	27	6	5	18	29	36	2	12	50
AMENA	15	3	2	20	12	—	3	15	21	2	2	25
Corporate (a)	3	—	1	4	(2)	—	10	8	—	—	(2)	(2)
	$39	$4	$18	$61	$31	$6	$24	$61	$74	$6	$30	$110

(a)	Income amounts represent adjustments of previously recorded amounts.
A summary of our 2012 Productivity Plan activity is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 29, 2012	$91	$—	$36	$127
2013 restructuring charges	74	6	30	110
Cash payments	(89)	—	(44)	(133)
Non-cash charges and translation	(8)	(6)	(5)	(19)
Liability as of December 28, 2013	68	—	17	85
2014 restructuring charges	31	6	24	61
Cash payments	(65)	—	(36)	(101)
Non-cash charges and translation	(6)	(6)	—	(12)
Liability as of December 27, 2014	28	—	5	33
2015 restructuring charges	39	4	18	61
Cash payments	(24)	—	(21)	(45)
Non-cash charges and translation	(8)	(4)	1	(11)
Liability as of December 26, 2015	$35	$—	$3	$38
Other Productivity Initiatives
In 2015, we incurred pre-tax charges of $90 million ($66 million after-tax or $0.04 per share) related to other productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans, including $48 million in Latin America, $5 million in ESSA, $20 million in AMENA and $17 million in Corporate. In 2014, we incurred pre-tax charges of $67 million ($54 million after-tax or $0.04 per share) related to other productivity and efficiency initiatives, including $11 million in Latin America, $26 million in ESSA and $30 million in AMENA. Non-cash charges in 2015 and 2014 were $10 million and $13 million, respectively. Cash payments in 2015 and 2014 were $57 million and $3 million, respectively. All of these charges were recorded in selling, general and administrative expenses and primarily reflect severance and other employee-related costs and asset impairments (all non-cash). These initiatives were not included in items affecting comparability. Substantially all of the restructuring accrual of $74 million at December 26, 2015 is expected to be paid by the end of 2016. See additional unaudited information in “Results of Operations – Division Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 4 — Property, Plant and Equipment and Intangible Assets
A summary of our property, plant and equipment is as follows:

	Average Useful Life (Years)	2015	2014	2013
Property, plant and equipment, net
Land		$1,184	$1,288
Buildings and improvements	15 – 44	8,061	8,114
Machinery and equipment, including fleet and software	5 – 15	24,764	25,146
Construction in progress		1,738	1,752
		35,747	36,300
Accumulated depreciation		(19,430)	(19,056)
		$16,317	$17,244
Depreciation expense		$2,248	$2,441	$2,472

Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Land is not depreciated and construction in progress is not depreciated until ready for service.
A summary of our amortizable intangible assets is as follows:

		2015			2014			2013
Amortizable intangible assets, net	Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	56 – 60	$820	$(92)	$728	$879	$(89)	$790
Reacquired franchise rights	5 – 14	105	(99)	6	107	(95)	12
Brands	20 – 40	1,298	(987)	311	1,361	(1,004)	357
Other identifiable intangibles	10 – 24	526	(301)	225	595	(305)	290
		$2,749	$(1,479)	$1,270	$2,942	$(1,493)	$1,449
Amortization expense				$75			$92	$110
Amortization of intangible assets for each of the next five years, based on existing intangible assets as of December 26, 2015 and using average 2015 foreign exchange rates, is expected to be as follows:

	2016	2017	2018	2019	2020
Five-year projected amortization	$65	$60	$59	$56	$55
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

Nonamortizable Intangible Assets
We did not recognize any impairment charges for goodwill in each of the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013. In 2015, we performed the impairment analysis for goodwill for all of our reporting units using the qualitative approach and concluded that it was more likely than not that the estimated fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed.
We recognized no material impairment charges for nonamortizable intangible assets in each of the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013. In 2014, we recognized pre-tax impairment charges in ESSA for nonamortizable intangible assets of $23 million. Based on our year-end assessment, the estimated fair values of our indefinite-lived reacquired and acquired franchise rights recorded at NAB exceed their carrying values. However, there could be an impairment of the carrying value of NAB’s reacquired and acquired franchise rights if future revenues and their contribution to the operating results of NAB’s CSD business do not achieve our estimated future cash flows or if macroeconomic conditions result in a future increase in the weighted-average cost of capital used to estimate fair value. We have also analyzed the impact of the recent economic and political developments in Russia on the estimated fair value of our indefinite-lived intangible assets in Russia and have concluded that there is no impairment as of December 26, 2015. However, a further deterioration in these conditions in Russia could potentially require us to record an impairment charge for these assets in the future. For additional information on our policies for nonamortizable intangible assets, see Note 2 to our consolidated financial statements.

The change in the book value of nonamortizable intangible assets is as follows:

	Balance, Beginning 2014	Translation and Other	Balance, End of 2014	Translation and Other	Balance, End of 2015
FLNA
Goodwill	$305	$(14)	$291	$(24)	$267
Brands	29	(2)	27	(5)	22
	334	(16)	318	(29)	289
QFNA
Goodwill	175	—	175	—	175

NAB
Goodwill	9,894	(48)	9,846	(92)	9,754
Reacquired franchise rights	7,281	(88)	7,193	(151)	7,042
Acquired franchise rights	1,551	(13)	1,538	(31)	1,507
Brands	108	—	108	—	108
	18,834	(149)	18,685	(274)	18,411
Latin America (a)
Goodwill	709	(65)	644	(123)	521
Brands	244	(21)	223	(86)	137
	953	(86)	867	(209)	658
ESSA (b)
Goodwill	5,027	(1,488)	3,539	(497)	3,042
Reacquired franchise rights	760	(189)	571	(83)	488
Acquired franchise rights	230	(31)	199	(9)	190
Brands	4,071	(1,408)	2,663	(451)	2,212
	10,088	(3,116)	6,972	(1,040)	5,932
AMENA
Goodwill	503	(33)	470	(52)	418
Brands	127	(10)	117	(12)	105
	630	(43)	587	(64)	523

Total goodwill	16,613	(1,648)	14,965	(788)	14,177
Total reacquired franchise rights	8,041	(277)	7,764	(234)	7,530
Total acquired franchise rights	1,781	(44)	1,737	(40)	1,697
Total brands	4,579	(1,441)	3,138	(554)	2,584
	$31,014	$(3,410)	$27,604	$(1,616)	$25,988

(a)	The change in 2015 includes a reduction of $41 million of nonamortizable brands arising from the Venezuela deconsolidation.

(b)	The change in 2015 and 2014 primarily reflects the depreciation of the Russian ruble.

Note 5 — Income Taxes
The components of income before income taxes are as follows:

		2015	2014	2013
U.S.		$2,879	$2,557	$3,078
Foreign		4,563	6,200	5,813
		$7,442	$8,757	$8,891

The provision for income taxes consisted of the following:

		2015	2014	2013
Current:	U.S. Federal	$1,143	$1,364	$1,092
	Foreign	773	851	807
	State	65	210	124
		1,981	2,425	2,023
Deferred:	U.S. Federal	(14)	(33)	87
	Foreign	(32)	(60)	11
	State	6	(133)	(17)
		(40)	(226)	81
		$1,941	$2,199	$2,104

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2015	2014	2013
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	0.6	0.6	1.2
Lower taxes on foreign results	(10.5)	(8.6)	(8.8)
Impact of Venezuela impairment charges	6.4	—	—
Tax settlements	(3.1)	—	(2.4)
Other, net	(2.3)	(1.9)	(1.3)
Annual tax rate	26.1%	25.1%	23.7%

Deferred tax liabilities and assets are comprised of the following:

Deferred tax liabilities	2015	2014
Debt guarantee of wholly-owned subsidiary	$842	$842
Property, plant and equipment	2,023	2,174
Intangible assets other than nondeductible goodwill	3,920	4,068
Other	299	264
Gross deferred tax liabilities	7,084	7,348
Deferred tax assets
Net carryforwards	1,279	1,329
Share-based compensation	240	265
Retiree medical benefits	343	388
Other employee-related benefits	547	646
Pension benefits	424	263
Deductible state tax and interest benefits	186	158
Other	933	1,100
Gross deferred tax assets	3,952	4,149
Valuation allowances	(1,136)	(1,230)
Deferred tax assets, net	2,816	2,919
Net deferred tax liabilities	$4,268	$4,429
Deferred taxes are included within the following balance sheet accounts:

	2015	2014
Assets:
Prepaid expenses and other current assets	$691	$875
Liabilities:
Deferred income taxes	$4,959	$5,304

A summary of our valuation allowance activity is as follows:

	2015	2014	2013
Balance, beginning of year	$1,230	$1,360	$1,233
(Benefit)/provision	(26)	(25)	111
Other (deductions)/additions	(68)	(105)	16
Balance, end of year	$1,136	$1,230	$1,360
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

Reserves
A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions and the related open tax audits are as follows:

Jurisdiction	Years Open to Audit	Years Currently Under Audit
United States	2010-2014	None
Mexico	2010-2014	None
United Kingdom	2013-2014	None
Canada (Domestic)	2011-2014	2011-2013
Canada (International)	2008-2014	2008-2013
Russia	2012-2014	2012-2014
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
In the fourth quarter of 2015, we reached an agreement with the IRS resolving substantially all open matters related to the audits of taxable years 2010 and 2011 (two immaterial matters were still open as of December 26, 2015). The agreement resulted in a fourth quarter non-cash tax benefit totaling $230 million.
In 2013, we reached an agreement with the IRS resolving all open matters related to the audits for taxable years 2003 through 2009. As a result, we made U.S. Federal net cash tax payments of $758 million, including interest. The settlement reduced our 2013 net cash provided by operating activities and our reserves for uncertain tax positions for the tax years 2003 through 2012 and resulted in a non-cash tax benefit of $209 million in 2013. In addition, payments for other U.S. Federal, state and local tax matters related to open tax years totaling $226 million were made in 2013. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As of December 26, 2015, the total gross amount of reserves for income taxes, reported in other liabilities, was $1,547 million. We accrue interest related to reserves for income taxes in our provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses. The gross amount of interest accrued, reported in other liabilities, was $144 million as of December 26, 2015, of which $14 million of expense was recognized in 2015. The gross amount of interest accrued, reported in other liabilities, was $141 million as of December 27, 2014, of which $31 million of expense was recognized in 2014.

A rollforward of our reserves for all federal, state and foreign tax jurisdictions, is as follows:

	2015	2014
Balance, beginning of year	$1,587	$1,268
Additions for tax positions related to the current year	248	349
Additions for tax positions from prior years	122	215
Reductions for tax positions from prior years	(261)	(81)
Settlement payments	(78)	(70)
Statutes of limitations expiration	(34)	(42)
Translation and other	(37)	(52)
Balance, end of year	$1,547	$1,587
Carryforwards and Allowances
Operating loss carryforwards totaling $10.9 billion at year-end 2015 are being carried forward in a number of foreign and state jurisdictions where we are permitted to use tax operating losses from prior periods to reduce future taxable income. These operating losses will expire as follows: $0.2 billion in 2016, $9.8 billion between 2017 and 2035 and $0.9 billion may be carried forward indefinitely. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Undistributed International Earnings
As of December 26, 2015, we had approximately $40.2 billion of undistributed international earnings. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. It is not practicable for us to determine the amount of unrecognized U.S. tax expense on these reinvested international earnings.
Note 6 — Share-Based Compensation
Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. Stock options, restricted stock units (RSUs), performance stock units (PSUs) and PepsiCo equity performance units (PEPunits) are granted to employees under the shareholder-approved 2007 Long-Term Incentive Plan (LTIP). Each RSU represents our obligation to deliver to the holder one share of PepsiCo common stock when the award vests at the end of the service period. PSUs are awards where the number of shares delivered to the holder upon vesting at the end of the service period depends on PepsiCo’s performance against specified targets. During the vesting period, RSUs and PSUs accrue dividend equivalents that pay out in cash (without interest) if and when the applicable RSU or PSU vests and becomes payable. PEPunits provide an opportunity to earn shares of PepsiCo common stock with a value that adjusts based upon changes in PepsiCo’s absolute stock price as well as PepsiCo’s Total Shareholder Return relative to the S&P 500 over a three-year performance period.
The Company may use authorized and unissued shares to meet share requirements resulting from the exercise of stock options and the vesting of RSUs and PSUs as well as PEPunits.
As of December 26, 2015, 91 million shares were available for future share-based compensation grants.

The following table summarizes our total share-based compensation expense:

	2015	2014	2013
Share-based compensation expense	$295	$297	$303
Restructuring and impairment charges/(credits)	4	(3)	—
Total	$299	$294	$303
Income tax benefits recognized in earnings related to share-based compensation	$77	$75	$76
As of December 26, 2015, there was $335 million of total unrecognized compensation cost related to nonvested share-based compensation grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.
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
All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and generally have a 10-year term. We do not backdate, reprice or grant share-based compensation awards retroactively. Repricing of awards would require shareholder approval under the LTIP.
The fair value of share-based award grants is amortized to expense over the vesting period, primarily three years. Awards to employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Executives who are awarded long-term incentives based on their performance may generally elect to receive their grant in the form of stock options or RSUs, or a combination thereof. Executives who elect RSUs receive one RSU for every four stock options that would have otherwise been granted. Certain executive officers and other senior executives do not have a choice and, through 2015, were granted a combination of 60% PEPunits measuring both absolute and relative stock price performance and 40% long-term cash based on achievement of specific performance operating metrics. Beginning in 2016, certain executive officers and other senior executives will be granted 66% performance stock units and 34% long-term cash, each of which will be subject to pre-established performance targets. Certain executives are granted performance-based stock units which require the achievement of specified financial and/or operational performance metrics. The number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.
Our weighted-average Black-Scholes fair value assumptions are as follows:

	2015	2014	2013
Expected life	7 years	6 years	6 years
Risk-free interest rate	1.8%	1.9%	1.1%
Expected volatility	15%	16%	17%
Expected dividend yield	2.7%	2.9%	2.7%

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
A summary of our share-based compensation activity for the year ended December 26, 2015 is as follows:

Our Stock Option Activity	Options(a)	Weighted-Average Exercise Price	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(b)
Outstanding at December 27, 2014	38,857	$64.06
Granted	1,884	$98.19
Exercised	(8,483)	$59.51
Forfeited/expired	(786)	$77.73
Outstanding at December 26, 2015	31,472	$66.98	4.38	$1,056,138
Exercisable at December 26, 2015	24,609	$62.20	3.34	$943,605
Expected to vest as of December 26, 2015	6,365	$83.60	8.07	$107,845

(a)	Options are in thousands and include options previously granted under the PBG plan. No additional options or shares were granted under the PBG plan after 2009.

(b)	In thousands.

Our RSU and PSU Activity	RSUs/PSUs(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 27, 2014	11,228	$74.49
Granted (b)	2,759	$99.17
Converted	(3,920)	$67.91
Forfeited	(1,000)	$82.10
Actual performance change (c)	41	$89.34
Outstanding at December 26, 2015 (d)	9,108	$84.03	1.29	$915,727
Expected to vest as of December 26, 2015	8,389	$83.52	1.21	$843,472

(a)	In thousands.

(b)	Grant activity for all PSUs are disclosed at target.

(c)	Reflects the net number of PSUs above and below target levels based on actual performance measured at the end of the performance period.

(d)	The outstanding PSUs for which the performance period has not ended as of December 26, 2015, at the threshold, target and maximum award levels were zero, 0.5 million and 0.7 million, respectively.

Our PEPunit Activity	PEPunits(a)	Weighted-Average Grant-Date Fair Value	Weighted-Average Contractual Life Remaining (years)	Aggregate Intrinsic Value(a)
Outstanding at December 27, 2014	953	$61.04
Granted (b)	300	$68.94
Converted	(395)	$64.36
Forfeited	(109)	$60.22
Actual performance change (c)	72	$64.81
Outstanding at December 26, 2015 (d)	821	$62.77	1.19	$82,546
Expected to vest as of December 26, 2015	763	$62.95	1.19	$76,751

(a)	In thousands.

(b)	Grant activity for all PEPunits are disclosed at target.

(c)	Reflects the net number of PEPunits above and below target levels based on actual performance measured at the end of the performance period.

(d)	The outstanding PEPunits for which the performance period has not ended as of December 26, 2015, at the threshold, target and maximum award levels were zero, 0.8 million and 1.4 million, respectively.
Other Share-Based Compensation Data

	2015	2014	2013
Stock Options
Total number of options granted (a)	1,884	3,416	2,868
Weighted-average grant-date fair value of options granted	$10.80	$8.79	$8.14
Total intrinsic value of options exercised (a)	$366,188	$423,251	$471,475
Total grant-date fair value of options vested (a)	$21,837	$42,353	$88,750
RSUs/PSUs
Total number of RSUs/PSUs granted (a)	2,759	4,379	4,231
Weighted-average grant-date fair value of RSUs/PSUs granted	$99.17	$80.39	$76.30
Total intrinsic value of RSUs/PSUs converted (a)	$375,510	$319,820	$294,065
Total grant-date fair value of RSUs/PSUs vested (a)	$257,831	$241,836	$236,688
PEPunits
Total number of PEPunits granted (a)	300	387	355
Weighted-average grant-date fair value of PEPunits granted	$68.94	$50.95	$68.48
Total intrinsic value of PEPunits converted (a)	$37,705	$—	$3,868
Total grant-date fair value of PEPunits vested (a)	$22,286	$5,072	$5,896

(a)	In thousands.
As of December 26, 2015 and December 27, 2014, there were approximately 293,000 and 324,000 outstanding awards, respectively, consisting primarily of phantom stock units that were granted under the PepsiCo Director Deferral Program and will be settled in shares of PepsiCo common stock pursuant to the LTIP at the end of the applicable deferral period, not included in the tables above.

Note 7 — Pension, Retiree Medical and Savings Plans
In the fourth quarter of 2014, the Company offered certain former employees who had vested benefits in our U.S. defined benefit pension plans the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA). In the fourth quarter of 2014, we made a discretionary contribution of $388 million to fund substantially all of these payments. The Company recorded a pre-tax non-cash settlement charge of $141 million ($88 million after-tax or $0.06 per share) in 2014 as a result of this transaction. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
During 2014, we revised our mortality assumptions to include the impact of the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect our experience and future expectations. This resulted in an increase in the projected benefit obligation of our U.S. pension and retiree medical programs. We also reviewed and revised other demographic assumptions to reflect recent experience. The net effect of these changes and certain plan design changes resulted in an increase of approximately $150 million in the projected benefit obligation at December 27, 2014.
The provisions of both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act are reflected in our retiree medical expenses and liabilities and were not material to our financial statements.
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

Selected financial information for our pension and retiree medical plans is as follows:

	Pension				Retiree Medical
	U.S.		International
	2015	2014	2015	2014	2015	2014
Change in projected benefit liability
Liability at beginning of year	$13,409	$11,825	$3,247	$2,859	$1,439	$1,384
Service cost	435	393	99	98	35	36
Interest cost	546	580	115	131	52	58
Plan amendments	16	(122)	1	—	—	(125)
Participant contributions	—	—	2	3	—	—
Experience (gain)/loss	(583)	1,635	(221)	512	(115)	190
Benefit payments	(808)	(349)	(89)	(86)	(102)	(101)
Settlement/curtailment gain	—	(577)	(19)	(25)	—	—
Special termination benefits	18	24	1	—	1	3
Foreign currency adjustment	—	—	(264)	(245)	(10)	(6)
Liability at end of year	$13,033	$13,409	$2,872	$3,247	$1,300	$1,439

Change in fair value of plan assets
Fair value at beginning of year	$12,224	$11,462	$3,002	$2,777	$415	$406
Actual return on plan assets	(85)	1,254	77	401	(2)	46
Employer contributions/funding	66	434	96	157	43	64
Participant contributions	—	—	2	3	—	—
Benefit payments	(808)	(349)	(89)	(86)	(102)	(101)
Settlement	—	(577)	(16)	(24)	—	—
Foreign currency adjustment	—	—	(249)	(226)	—	—
Fair value at end of year	$11,397	$12,224	$2,823	$3,002	$354	$415
Funded status	$(1,636)	$(1,185)	$(49)	$(245)	$(946)	$(1,024)

	Pension				Retiree Medical
	U.S.		International
	2015	2014	2015	2014	2015	2014
Amounts recognized
Other assets	$—	$97	$56	$37	$—	$—
Other current liabilities	(47)	(42)	(1)	(1)	(63)	(57)
Other liabilities	(1,589)	(1,240)	(104)	(281)	(883)	(967)
Net amount recognized	$(1,636)	$(1,185)	$(49)	$(245)	$(946)	$(1,024)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net loss/(gain)	$3,065	$2,918	$733	$1,003	$(138)	$(49)
Prior service cost/(credit)	1	(18)	(7)	(7)	(127)	(166)
Total	$3,066	$2,900	$726	$996	$(265)	$(215)

Components of the increase/(decrease) in net loss/(gain) included in accumulated other comprehensive loss
Change in discount rate	$(593)	$1,424	$(150)	$636	$(42)	$98
Employee-related assumption changes	(35)	345	6	(112)	(37)	58
Liability-related experience different from assumptions	51	(104)	(77)	(12)	(36)	34
Actual asset return different from expected return	935	(470)	97	(225)	29	(19)
Amortization and settlement of losses	(205)	(316)	(77)	(61)	(2)	4
Other, including foreign currency adjustments	(6)	(30)	(69)	(72)	(1)	(2)
Total	$147	$849	$(270)	$154	$(89)	$173

Accumulated benefit obligation at end of year	$12,077	$12,206	$2,453	$2,721

The components of benefit expense are as follows:

	Pension						Retiree Medical
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of benefit expense
Service cost	$435	$393	$467	$99	$98	$111	$35	$36	$45
Interest cost	546	580	527	115	131	118	52	58	54
Expected return on plan assets	(850)	(784)	(823)	(174)	(176)	(157)	(27)	(27)	(27)
Amortization of prior service (credit)/cost	(3)	21	18	—	—	1	(39)	(28)	(23)
Amortization of net loss/(gain)	205	175	289	71	53	66	2	(4)	1
	333	385	478	111	106	139	23	35	50
Settlement/curtailment loss/(gain) (a)	—	141	(4)	3	7	7	—	—	—
Special termination benefits	18	24	22	1	—	—	1	3	2
Total	$351	$550	$496	$115	$113	$146	$24	$38	$52

(a)
U.S. includes a pension lump sum settlement charge of $141 million in 2014. See additional unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amounts to be amortized from accumulated other comprehensive loss into pre-tax expense in 2016 for our pension and retiree medical plans are as follows:

	Pension		Retiree Medical
	U.S.	International
Net loss	$168	$43	$(2)
Prior service credit	(1)	—	(37)
Total	$167	$43	$(39)
The following table provides the weighted-average assumptions used to determine projected benefit liability and benefit expense for our pension and retiree medical plans:

	Pension						Retiree Medical
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Weighted-average assumptions
Liability discount rate	4.5%	4.2%	5.0%	4.0%	3.8%	4.7%	4.2%	3.8%	4.6%
Expense discount rate	4.2%	5.0%	4.2%	3.8%	4.7%	4.4%	3.8%	4.3%	3.7%
Expected return on plan assets	7.5%	7.5%	7.8%	6.5%	6.6%	6.6%	7.5%	7.5%	7.8%
Liability rate of salary increases	3.1%	3.5%	3.7%	3.6%	3.6%	3.9%
Expense rate of salary increases	3.5%	3.7%	3.7%	3.6%	3.9%	3.9%
The following table provides selected information about plans with accumulated benefit obligation and total projected benefit liability in excess of plan assets:

	Pension				Retiree Medical
	U.S.		International
	2015	2014	2015	2014	2015	2014
Selected information for plans with accumulated benefit obligation in excess of plan assets
Liability for service to date	$(6,536)	$(661)	$(155)	$(333)
Fair value of plan assets	$5,698	$2	$112	$288
Selected information for plans with projected benefit liability in excess of plan assets
Benefit liability	$(13,033)	$(7,385)	$(511)	$(2,865)	$(1,300)	$(1,439)
Fair value of plan assets	$11,397	$6,103	$406	$2,583	$354	$415
Of the total projected pension benefit liability at year-end 2015, $780 million relates to plans that we do not fund because the funding of such plans does not receive favorable tax treatment.
Future Benefit Payments and Funding
Our estimated future benefit payments are as follows:

	2016	2017	2018	2019	2020	2021-25
Pension	$755	$780	$835	$880	$930	$5,335
Retiree medical (a)	$120	$120	$120	$120	$115	$535

(a)
Expected future benefit payments for our retiree medical plans do not reflect any estimated subsidies expected to be received under the 2003 Medicare Act. Subsidies are expected to be approximately $2 to $3 million for each of the years from 2016 through 2020 and approximately $9 million in total for 2021 through 2025.

These future benefit payments to beneficiaries include payments from both funded and unfunded plans.
In 2016, we expect to make pension and retiree medical contributions of approximately $215 million, with approximately $65 million for retiree medical benefits.
Plan Assets
Our pension plan investment strategy includes the use of actively managed accounts and is reviewed periodically in conjunction with plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. This strategy is also applicable to funds held for the retiree medical plans. Our investment objective includes ensuring that funds are available to meet the plans’ benefit obligations when they become due. Our overall investment policy is to prudently invest plan assets in a well-diversified portfolio of equity and high-quality debt securities and real estate to achieve our long-term return expectations. Our investment policy also permits the use of derivative instruments which are primarily used to reduce risk.
For 2016 and 2015, our expected long-term rate of return on U.S. plan assets is 7.5%. Our target investment allocations for U.S. plan assets are as follows:

	2016	2015
Fixed income	40%	40%
U.S. equity	33%	33%
International equity	22%	22%
Real estate	5%	5%
Actual investment allocations may vary from our target investment allocations due to prevailing market conditions. We regularly review our actual investment allocations and periodically rebalance our investments to our target allocations.
The expected return on plan assets is based on our investment strategy and our expectations for long-term rates of return by asset class, taking into account volatility and correlation among asset classes and our historical experience. We also review current levels of interest rates and inflation to assess the reasonableness of the long-term rates. We evaluate our expected return assumptions annually to ensure that they are reasonable. To calculate the expected return on plan assets, our market-related value of assets for fixed income is the actual fair value. For all other asset categories, we use a method that recognizes investment gains or losses (the difference between the expected and actual return based on the market-related value of assets) over a five-year period. This has the effect of reducing year-to-year volatility.
Contributions to our pension and retiree medical plans were as follows:

	Pension			Retiree Medical
	2015	2014	2013	2015	2014	2013
Discretionary (a)	$—	$407	$23	$—	$—	$—
Non-discretionary	162	184	177	43	64	62
Total	$162	$591	$200	$43	$64	$62

(a)	Includes $388 million in 2014 pertaining to pension lump sum payments.

Plan assets measured at fair value as of fiscal year-end 2015 and 2014 are categorized consistently by level in both years, and are as follows:

	2015				2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. plan assets (a)
Equity securities:
U.S. common stock (b)	$1,415	$1,415	$—	$—	$966
U.S. commingled funds (c) (d)	2,369	—	2,369	—	3,437
International common stock (b)	1,203	1,203	—	—	1,488
International commingled fund (e)	1,113	—	1,113	—	876
Preferred stock (f)	9	—	9	—	22
Fixed income securities:
Government securities (f)	1,181	—	1,181	—	1,279
Corporate bonds (f) (g)	3,191	—	3,191	—	3,338
Mortgage-backed securities (f)	207	—	207	—	274
Other:
Contracts with insurance companies (h)	7	—	—	7	6
Real estate commingled funds (i)	735	—	—	735	629
Cash and cash equivalents	267	267	—	—	267
Sub-total U.S. plan assets	11,697	$2,885	$8,070	$742	12,582
Dividends and interest receivable	54				57
Total U.S. plan assets	$11,751				$12,639
International plan assets
Equity securities:
U.S. common stock (b)	$4	$4	$—	$—	$5
U.S. commingled funds (c)	198	—	198	—	373
International common stock (b)	148	148	—	—	171
International commingled funds (e)	1,142	—	1,142	—	918
Preferred stock (f)	—	—	—	—	1
Fixed income securities:
Government securities (f)	433	—	433	—	454
Corporate bonds (f)	439	—	439	—	320
Fixed income commingled funds (j)	308	—	308	—	517
Other:
Contracts with insurance companies (h)	32	—	—	32	36
Currency commingled fund (k)	—	—	—	—	87
Real estate commingled fund (i)	100	—	—	100	92
Cash and cash equivalents	12	12	—	—	21
Sub-total international plan assets	2,816	$164	$2,520	$132	2,995
Dividends and interest receivable	7				7
Total international plan assets	$2,823				$3,002

(a)
2015 and 2014 amounts include $354 million and $415 million, respectively, of retiree medical plan assets that are restricted for purposes of providing health benefits for U.S. retirees and their beneficiaries.

(b)	Based on quoted market prices in active markets.

(c)	Based on the fair value of the investments owned by these funds that track various U.S. large, mid-cap and small company indices.

(d)	Includes one large-cap fund that represents 18% and 25% of total U.S. plan assets for 2015 and 2014, respectively.

(e)	Based on the fair value of the investments owned by these funds that track various non-U.S. equity indices.

(f)	Based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets.

(g)	Corporate bonds of U.S.-based companies represent 23% of total U.S. plan assets for both 2015 and 2014.

(h)	Based on the fair value of the contracts as determined by the insurance companies using inputs that are not observable.

(i)	Based on the appraised value of the investments owned by these funds as determined by independent third parties using inputs that are not observable.

(j)	Based on the fair value of the investments owned by these funds that track various government and corporate bond indices.

(k)	Based on the fair value of the investments owned by this fund that invests primarily in derivatives to hedge currency exposure.

The changes in Level 3 plan assets are as follows:

	Balance, Beginning 2014	Return on Assets Held at Year-End	Purchases and Sales, Net	Balance, End of 2014	Return on Assets Held at Year-End	Purchases and Sales, Net	Balance, End of 2015
Real estate commingled funds	$635	$68	$18	$721	$99	$15	$835
Contracts with insurance companies	40	2	—	42	(3)	—	39
Total	$675	$70	$18	$763	$96	$15	$874
Retiree Medical Cost Trend Rates

	2016	2015
Average increase assumed	6%	6%
Ultimate projected increase (a)	5%	5%
Year of ultimate projected increase (a)	2039	2025

(a)
During 2015, we revised our retiree trend assumption to reflect our experience and future expectations for changes in the cost of medical coverage, including a longer grade down period to the ultimate rate.

These assumed health care cost trend rates have an impact on the retiree medical plan expense and liability, however the cap on our share of retiree medical costs limits the impact. A 1-percentage-point change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
2015 service and interest cost components	$4	$(3)
2015 benefit liability	$40	$(36)
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
In 2015, 2014 and 2013, our total Company contributions were $148 million, $130 million and $122 million, respectively.
For additional unaudited information on our pension and retiree medical plans and related accounting policies and assumptions, see “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 8 — Related Party Transactions
Our related party transactions in 2015, 2014 and 2013 were not material.
We coordinate, on an aggregate basis, the contract negotiations of raw material requirements, including sweeteners, aluminum cans and plastic bottles and closures for us and certain of our independent bottlers. Once we have negotiated the contracts, the bottlers order and take delivery directly from the supplier and pay the suppliers directly. Consequently, these transactions are not reflected in our consolidated financial statements. As the contracting party, we could be liable to these suppliers in the event of any nonpayment by our bottlers, but we consider this exposure to be remote.
In addition, our joint ventures with Unilever (under the Lipton brand name) and Starbucks sell finished goods (ready-to-drink teas and coffees, respectively) and concentrate to us and our noncontrolled bottling affiliates. Consistent with accounting for equity method investments, our joint venture revenue is not included in our consolidated net revenue.
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
Note 9 — Debt Obligations and Commitments
The following table summarizes the Company’s debt obligations:

	2015	2014
Short-term debt obligations
Current maturities of long-term debt	$3,109	$4,096
Commercial paper (0.3% and 0.1%)	770	746
Other borrowings (10.0% and 17.7%)	192	234
	$4,071	$5,076
Long-term debt obligations
Notes due 2015 (1.4%)	$—	$4,093
Notes due 2016 (2.6% and 2.6%)	3,087	3,099
Notes due 2017 (1.2% and 1.6%)	4,392	2,004
Notes due 2018 (3.6% and 4.4%)	4,122	3,410
Notes due 2019 (3.7% and 3.7%)	1,627	1,631
Notes due 2020 (2.4% and 3.8%)	3,830	1,983
Notes due 2021-2046 (3.9% and 4.0%)	15,228	11,657
Other, due 2016-2021 (4.3% and 4.4%)	36	40
	32,322	27,917
Less: current maturities of long-term debt obligations	(3,109)	(4,096)
Total	$29,213	$23,821
The interest rates in the above table reflect weighted-average rates at year-end.

In 2015, we issued the following senior notes:

Interest Rate	Maturity Date	Amount
Floating rate	April 2018	$250
1.250%	April 2018	500
1.850%	April 2020	750
2.750%	April 2025	1,000
Floating rate	July 2017	600
1.125%	July 2017	650
3.100%	July 2022	800
3.500%	July 2025	700
4.600%	July 2045	500
Floating rate	October 2017	700
1.000%	October 2017	450
2.150%	October 2020	1,100
4.450%	April 2046	750
		$8,750	(a)

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs and discounts.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In 2015, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 8, 2020. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also, in 2015, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement) which expires on June 6, 2016. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7725 billion five-year credit agreement dated as of June 9, 2014 and our $3.7725 billion 364-day credit agreement dated as of June 9, 2014. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of December 26, 2015, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
In addition, as of December 26, 2015, our international debt of $193 million was related to borrowings from external parties including various lines of credit. These lines of credit are subject to normal banking terms and conditions and are fully committed at least to the extent of our borrowings.

Long-Term Contractual Commitments (a)
The following table summarizes our long-term contractual commitments by period:

`	Payments Due by Period
	Total	2016	2017 – 2018	2019 – 2020	2021 and beyond
Long-term debt obligations (b)	$28,907	$—	$8,396	$5,447	$15,064
Interest on debt obligations (c)	10,431	987	1,770	1,325	6,349
Operating leases	1,860	387	660	380	433
Purchasing commitments (d)	1,767	635	798	220	114
Marketing commitments (d)	2,251	428	773	627	423
	$45,216	$2,437	$12,397	$7,999	$22,383

(a)
Based on year-end foreign exchange rates. Reserves for uncertain tax positions are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of any such settlements.

(b)
Excludes $3,109 million related to current maturities of debt, $306 million related to the fair value adjustments for debt acquired in acquisitions and interest rate swaps and $162 million related to unamortized discount.

(c)	Interest payments on floating-rate debt are estimated using interest rates effective as of December 26, 2015.

(d)	Primarily reflects non-cancelable commitments as of December 26, 2015.
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
In the normal course of business, we manage commodity price, foreign exchange and interest rate risks through a variety of strategies, including productivity initiatives, global purchasing programs and hedging. Ongoing productivity initiatives involve the identification and effective implementation of meaningful cost-saving opportunities or efficiencies, including the use of derivatives. Our global purchasing programs include fixed-price contracts and purchase orders and pricing agreements.
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
Our open commodity derivative contracts had a notional value of $1.0 billion as of December 26, 2015 and $1.2 billion as of December 27, 2014.
Foreign Exchange
Our operations outside of the U.S. generated 44% of our net revenue in 2015, with Mexico, Russia, Canada, the United Kingdom and Brazil comprising approximately 20% of our net revenue in 2015. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold.
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

Our foreign currency derivatives had a total notional value of $2.1 billion as of December 26, 2015 and $2.7 billion as of December 27, 2014. Ineffectiveness for derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
The notional values of the interest rate derivative instruments outstanding as of December 26, 2015 and December 27, 2014 were $12.5 billion and $9.3 billion, respectively. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of December 26, 2015, approximately 33% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to approximately 25% as of December 27, 2014.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of December 26, 2015 were not material. The pre-tax unrealized gains on our investments in marketable equity securities were $115 million and $111 million as of December 26, 2015 and December 27, 2014, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges for the years ended December 26, 2015 and December 27, 2014.

Tingyi-Asahi Beverages Holding Co. Ltd. Call Option
In connection with our transaction with Tingyi in the second quarter of 2012, we received a call option to increase our holding in TAB to 20% that expired in the fourth quarter of 2015. During the third quarter of 2015, we concluded that the probability of exercising the option prior to its expiration was remote and, accordingly, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) to write off the value of this call option. See “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The write-off of this call option did not impact the value of our 5% indirect equity interest in TAB, which was $538 million as of December 26, 2015. We continue to monitor the impact of economic and other developments on our investment in TAB.

Fair Value Measurements
The fair values of our financial assets and liabilities as of December 26, 2015 and December 27, 2014 are categorized as follows:

	2015		2014
	Assets(a)	Liabilities(a)	Assets(a)	Liabilities(a)
Available-for-sale securities:
Equity securities (b)	$127	$—	$124	$—
Debt securities (c)	7,231	—	3,167	—
	$7,358	$—	$3,291	$—
Short-term investments (d)	$193	$—	$197	$—
Prepaid forward contracts (e)	$27	$—	$26	$—
Deferred compensation (f)	$—	$474	$—	$504
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$129	$12	$140	$—
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$76	$6	$76	$12
Interest rate (g)	—	311	1	117
Commodity (i)	—	7	3	10
	$76	$324	$80	$139
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$8	$10	$12	$13
Interest rate (g)	44	56	57	75
Commodity (i)	12	141	18	166
	$64	$207	$87	$254
Total derivatives at fair value(j)	$269	$543	$307	$393
Total	$7,847	$1,017	$3,821	$897

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of December 26, 2015, $4.5 billion and $2.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 27, 2014, $0.8 billion and $2.4 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of the Company’s available-for-sale debt securities have maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of December 26, 2015 and December 27, 2014, amounts related to non-designated instruments are presented on a net basis on our Consolidated Balance Sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our Consolidated Balance Sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the Consolidated Balance Sheet as of December 26, 2015 and December 27, 2014 were immaterial. Collateral received against any of our asset positions was immaterial.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of December 26, 2015 and December 27, 2014 was $35 billion and $31 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement(a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement(b)
	2015	2014	2015	2014	2015	2014
Foreign exchange	$(14)	$2	$(112)	$(70)	$(97)	$(16)
Interest rate	17	21	195	135	174	233
Commodity	218	170	12	23	20	32
Total	$221	$193	$95	$88	$97	$249

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

Based on current market conditions, we expect to reclassify net gains of $33 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 11 — Net Income Attributable to PepsiCo per Common Share
Basic net income attributable to PepsiCo per common share is net income available for PepsiCo common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income attributable to PepsiCo per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised and RSUs, PSUs, PEPunits and preferred shares were converted into common shares. Options to purchase 1.5 million shares in 2015 and 0.6 million shares in 2013 were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options during 2014 were nominal. These out-of-the-money options had average exercise prices of $99.25 in 2015, $82.25 in 2014 and $75.69 in 2013.

The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	2015		2014		2013
	Income	Shares(a)	Income	Shares(a)	Income	Shares(a)
Net income attributable to PepsiCo	$5,452		$6,513		$6,740
Preferred shares:
Dividends	(1)		(1)		(1)
Redemption premium	(5)		(9)		(7)
Net income available for PepsiCo common shareholders	$5,446	1,469	$6,503	1,509	$6,732	1,541
Basic net income attributable to PepsiCo per common share	$3.71		$4.31		$4.37
Net income available for PepsiCo common shareholders	$5,446	1,469	$6,503	1,509	$6,732	1,541
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other	—	15	—	17	—	18
ESOP convertible preferred stock	6	1	10	1	8	1
Diluted	$5,452	1,485	$6,513	1,527	$6,740	1,560
Diluted net income attributable to PepsiCo per common share	$3.67		$4.27		$4.32

(a)	Weighted-average common shares outstanding (in millions).
Note 12 — Preferred Stock
As of December 26, 2015 and December 27, 2014, there were 3 million shares of convertible preferred stock authorized. The preferred stock was issued for an ESOP established by Quaker and these shares are redeemable for common stock by the ESOP participants. Quaker made the final award to its ESOP in June 2001. The preferred stock accrues dividends at an annual rate of $5.46 per share. As of December 26, 2015 and December 27, 2014, there were 803,953 preferred shares issued and 135,053 and 145,453 shares outstanding, respectively. The outstanding preferred shares had a fair value of $67 million as of December 26, 2015 and $70 million as of December 27, 2014. Each share is convertible at the option of the holder into 4.9625 shares of common stock. The preferred shares may be called by us upon written notice for redemption under certain conditions, including, among other things, upon termination of the ESOP in accordance with the ESOP’s terms, at the greater of $78 per share plus accrued and unpaid dividends or the fair market value of the preferred stock.
Activities of our preferred stock are included in the Consolidated Statement of Equity.

Note 13 — Accumulated Other Comprehensive Loss Attributable to PepsiCo
Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive income or loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive (loss)/income attributable to PepsiCo was $(2,650) million in 2015, $(5,542) million in 2014 and $360 million in 2013. The accumulated balances for each component of other comprehensive loss attributable to PepsiCo are as follows:

	2015	2014	2013
Currency translation adjustment (a) (b)	$(11,080)	$(8,255)	$(3,247)
Cash flow hedges, net of tax	37	34	(76)
Unamortized pension and retiree medical, net of tax (c)	(2,329)	(2,500)	(1,861)
Unrealized gain on securities, net of tax	88	87	93
Other	(35)	(35)	(36)
Accumulated other comprehensive loss attributable to PepsiCo	$(13,319)	$(10,669)	$(5,127)

(a)	The change from 2013 to 2014 primarily reflects depreciation of the Russian ruble.

(b)	The change from 2014 to 2015 primarily reflects the depreciation of the Russian ruble, Brazilian real and the Canadian dollar.

(c)	Net of taxes of $1,253 million in 2015, $1,260 million in 2014 and $945 million in 2013.

The following table summarizes the reclassifications from accumulated other comprehensive loss to the Consolidated Statement of Income:

	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statement of Income
	2015	2014	2013
Currency Translation:
Venezuelan entities	$111	$—	$—	Venezuela impairment charges

(Gains)/Losses on cash flow hedges:
Foreign exchange contracts	$(3)	$—	$—	Net revenue
Foreign exchange contracts	(94)	(16)	—	Cost of sales
Interest rate derivatives	174	233	3	Interest expense
Commodity contracts	9	31	44	Cost of sales
Commodity contracts	11	1	(2)	Selling, general and administrative expenses
Net losses before tax	97	249	45
Tax amounts	(47)	(95)	(17)
Net losses after tax	$50	$154	$28

Pension and retiree medical items:
Amortization of net prior service credit (a)	$(41)	$(6)	$(2)
Amortization of net losses (a)	281	226	357
Settlement/curtailment (a)	6	149	(2)
Net losses before tax	246	369	353
Tax amounts	(74)	(122)	(123)
Net losses after tax	$172	$247	$230

Venezuelan entities	$20	$—	$—	Venezuela impairment charges
Tax amount	(4)	—	—
Net losses after tax	$16	$—	$—

Total net losses reclassified for the year, net of tax	$349	$401	$258

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 14 — Supplemental Financial Information
Supplemental information for accounts and notes receivable and inventories is summarized as follows:

	2015	2014	2013
Accounts and notes receivable
Trade receivables	$5,497	$5,817
Other receivables	1,070	971
	6,567	6,788
Allowance, beginning of year	137	145	$157
Net amounts charged to expense	43	38	29
Deductions (a)	(27)	(27)	(34)
Other (b)	(23)	(19)	(7)
Allowance, end of year	130	137	$145
Net receivables	$6,437	$6,651

Inventories (c)
Raw materials	$1,312	$1,593
Work-in-process	161	173
Finished goods	1,247	1,377
	$2,720	$3,143

(a)	Includes accounts written off.

(b)	Includes adjustments related primarily to currency translation and other adjustments.

(c)
Approximately 4% and 3% of the inventory cost in 2015 and 2014, respectively, were computed using the LIFO method. The differences between LIFO and FIFO methods of valuing these inventories were not material.

Supplemental information for other assets and accounts payable and other current liabilities is summarized as follows:

	2015	2014
Other assets
Noncurrent notes and accounts receivable	$140	$93
Deferred marketplace spending	159	179
Pension plans (a)	60	141
Other	391	447
	$750	$860
Accounts payable and other current liabilities
Accounts payable	$5,546	$5,127
Accrued marketplace spending	2,319	2,222
Accrued compensation and benefits	1,759	1,746
Dividends payable	1,041	1,009
Other current liabilities	2,842	2,912
	$13,507	$13,016

(a)	See Note 7 for additional information regarding our pension plans.

The following table summarizes other supplemental information:

	2015	2014	2013
Other supplemental information
Rent expense	$696	$707	$639
Interest paid	$952	$925	$1,007
Income taxes paid, net of refunds	$1,808	$1,847	$3,076
Note 15 — Divestitures
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
February 11, 2016

/s/ MARIE T. GALLAGHER
Marie T. Gallagher
Senior Vice President and Controller

/s/ HUGH F. JOHNSTON
Hugh F. Johnston
Vice Chairman, Executive Vice President and Chief Financial Officer

/s/ INDRA K. NOOYI
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PepsiCo, Inc.:
We have audited the accompanying Consolidated Balance Sheets of PepsiCo, Inc. and Subsidiaries (“PepsiCo, Inc.” or “the Company”) as of December 26, 2015 and December 27, 2014, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the fiscal years in the three-year period ended December 26, 2015. We also have audited PepsiCo, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). PepsiCo, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiCo, Inc. as of December 26, 2015 and December 27, 2014, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PepsiCo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control − Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
New York, New York
February 11, 2016

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
Derivatives: financial instruments, such as futures, swaps, Treasury locks, cross currency swaps, options and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates and foreign exchange rates.
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
Mark-to-market net gain or loss: change in market value for commodity derivative contracts that we purchase to mitigate the volatility in costs of energy and raw materials that we consume. The market value is determined based on prices on national exchanges and recently reported transactions in the marketplace.

Organic: a measure that adjusts for impacts of acquisitions, divestitures and other structural changes, including the Venezuela deconsolidation, and foreign exchange translation. This measure excludes the fourth quarter 2014 results of our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015. In excluding the impact of foreign exchange translation, we assume constant foreign exchange rates used for translation based on the rates in effect for the comparable prior-year period. See the definition of “Constant currency” for additional information.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2015.
Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter of 2015, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors and persons nominated to become directors is contained under the caption “Election of Directors” in our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 26, 2015 (the 2016 Proxy Statement) and is incorporated herein by reference. Information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.
Information on beneficial ownership reporting compliance is contained under the caption “Ownership of PepsiCo Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement and is incorporated herein by reference.
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
Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2016 Proxy Statement under the caption “Corporate Governance at PepsiCo – Committees of the Board of Directors – The Nominating and Corporate Governance Committee – Recommendations for Director Nominees” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2016 Proxy Statement under the captions “Corporate Governance at PepsiCo – Committees of the Board of Directors” and “Corporate Governance at PepsiCo – Committees of the Board of Directors – The Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation.
Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2016 Proxy Statement under the captions “2015 Director Compensation,” “Executive Compensation,” “Corporate Governance at PepsiCo – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to securities authorized for issuance under equity compensation plans can be found under the caption “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” in our 2016 Proxy Statement and is incorporated herein by reference.
Information on the number of shares of PepsiCo Common Stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of PepsiCo Common Stock is contained under the caption “Ownership of PepsiCo Common Stock” in our 2016 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain relationships and related transactions and director independence is contained under the captions “Corporate Governance at PepsiCo – Related Person Transactions” and “Corporate Governance at PepsiCo – Director Independence” in our 2016 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information on our Audit Committee’s pre-approval policy and procedures for audit and other services and information on our principal accountant fees and services is contained in our 2016 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit and Other Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Financial Statements

The following consolidated financial statements of PepsiCo, Inc. and its affiliates are included herein by reference to the pages indicated on the index appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Consolidated Statement of Income – Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
Consolidated Statement of Comprehensive Income – Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
Consolidated Statement of Cash Flows – Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
Consolidated Balance Sheet – December 26, 2015 and December 27, 2014
Consolidated Statement of Equity – Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
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
Dated: February 11, 2016

PepsiCo, Inc.

By:	/s/ Indra K. Nooyi
Indra K. Nooyi
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PepsiCo and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Indra K. Nooyi	Chairman of the Board of Directors and	February 11, 2016
Indra K. Nooyi	Chief Executive Officer
/s/ Hugh F. Johnston	Vice Chairman, Executive Vice President	February 11, 2016
Hugh F. Johnston	and Chief Financial Officer
/s/ Marie T. Gallagher	Senior Vice President and Controller	February 11, 2016
Marie T. Gallagher	(Principal Accounting Officer)
/s/ Shona L. Brown	Director	February 11, 2016
Shona L. Brown
/s/ George W. Buckley	Director	February 11, 2016
George W. Buckley
/s/ Ian M. Cook	Director	February 11, 2016
Ian M. Cook
/s/ Dina Dublon	Director	February 11, 2016
Dina Dublon
/s/ Rona A. Fairhead	Director	February 11, 2016
Rona A. Fairhead
/s/ Richard W. Fisher	Director	February 11, 2016
Richard W. Fisher
/s/ Alberto Ibargüen	Director	February 11, 2016
Alberto Ibargüen
/s/ William R. Johnson	Director	February 11, 2016
William R. Johnson
/s/ David C. Page	Director	February 11, 2016
David C. Page
/s/ Robert C. Pohlad	Director	February 11, 2016
Robert C. Pohlad
/s/ Lloyd G. Trotter	Director	February 11, 2016
Lloyd G. Trotter
/s/ Daniel Vasella	Director	February 11, 2016
Daniel Vasella
/s/ Alberto Weisser	Director	February 11, 2016
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

3.2
By-laws of PepsiCo, Inc., as amended and restated, effective as of January 11, 2016, which are incorporated herein by reference to Exhibit 3.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2016.

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

4.8
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

4.10
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

4.12
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

4.14
Form of Floating Rate Notes due 2018, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.15
Form of 1.250% Senior Notes due 2018, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.16
Form of 1.850% Senior Notes due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.17
Form of 2.750% Senior Notes due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

4.18
Form of Floating Rate Notes due 2017, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.19
Form of 1.125% Senior Notes due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.20
Form of 3.100% Senior Notes due 2022, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.21
Form of 3.500% Senior Notes due 2025, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.22
Form of 4.600% Senior Notes due 2045, which is incorporated herein by reference to Exhibit 4.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

4.23
Form of Floating Rate Notes due 2017, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2015.

4.24
Form of 1.000% Senior Notes due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2015.

4.25
Form of 2.150% Senior Notes due 2020, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2015.

4.26
Form of 4.450% Senior Notes due 2046, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2015.

4.27
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 4.50% Senior Note due 2020, 5.50% Senior Note due 2040, 3.125% Senior Note due 2020 and 4.875% Senior Note due 2040, which are incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the 24 weeks ended June 12, 2010.

4.28
Form of 2.500% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.29
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the 2.500% Senior Note due 2016, the 3.000% Senior Note due 2021, the 2.750% Senior Note due 2022, the 4.000% Senior Note due 2042, the 1.250% Senior Note due 2017, the 3.600% Senior Note due 2042 and the 2.500% Senior Note due 2022, which are incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

4.30
Form of 3.000% Senior Note due 2021, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011.

4.31
Form of 2.750% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.32
Form of 4.000% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

4.33
Form of 1.250% Senior Note due 2017, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.34
Form of 3.600% Senior Note due 2042, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012.

4.35
Form of 2.500% Senior Note due 2022, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012.

4.36
Indenture dated as of October 24, 2008 among PepsiCo, Inc., Bottling Group, LLC and The Bank of New York Mellon, as Trustee, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2008.

4.37
Form of Floating Rate Note due 2016, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.38
Form of 0.700% Senior Note due 2016, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.39
Form of 2.750% Senior Note due 2023, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.40
Board of Directors Resolutions Authorizing PepsiCo, Inc.’s Officers to Establish the Terms of the Floating Rate Note due 2016, the 0.700% Senior Note due 2016, the 2.750% Senior Note due 2023, the 2.250% Senior Notes due 2019, the 0.950% Senior Notes due 2017, the 3.600% Senior Notes due 2024, the 1.750% Senior Notes due 2021, the 2.625% Senior Notes due 2026, the 4.250% Senior Notes due 2044, the Floating Rate Notes due 2018, 1.250% Senior Notes due 2018, the 1.850% Senior Notes due 2020, the 2.750% Senior Notes due 2025, the Floating Rate Notes due 2017, the 1.125% Senior Notes due 2017, the 3.100% Senior Notes due 2022, the 3.500% Senior Notes due 2025, the 4.600% Senior Notes due 2045, the Floating Rate Notes due 2017, the 1.000% Senior Notes due 2017, the 2.150% Senior Notes due 2020 and the 4.450% Senior Notes due 2046, which are incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

4.41
Form of 2.250% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

4.42
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

4.43
Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Note due 2029, which is incorporated herein by reference to Exhibit 10.14 to The Pepsi Bottling Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.44
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

4.45
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

4.46
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

4.48
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

4.49
Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, which is incorporated herein by reference to Exhibit 4 to PepsiAmericas, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108164) filed with the Securities and Exchange Commission on August 22, 2003.

4.50
Form of PepsiAmericas, Inc. 5.00% Note due 2017, which is incorporated herein by reference to Exhibit 4.16 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.51
Form of PepsiAmericas, Inc. 5.50% Note due 2035, which is incorporated herein by reference to Exhibit 4.17 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.

4.52
Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.

4.53
Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.54
Form of Bottling Group, LLC 5.50% Senior Note due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to The Pepsi Bottling Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.55
Form of Bottling Group, LLC 5.125% Senior Note due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009.

4.56
Form of PepsiCo Guarantee of Pepsi-Cola Metropolitan Bottling Company, Inc.’s 7.00% Note due 2029, 7.29% Note due 2026, 7.44% Note due 2026, 5.00% Note due 2017, 5.50% Note due 2035 and Bottling Group, LLC’s 5.50% Note due 2016 and 5.125% Note due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

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

10.5
Form of Regular Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.6
Form of Regular Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.7
Form of Non-Employee Director Stock Option Agreement, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.*

10.8
Form of PepsiCo, Inc. Director Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.20 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.*

10.9
Severance Plan for Executive Employees of PepsiCo, Inc. and Affiliates, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.10
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.11
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.12
Form of Pro Rata Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.13
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 99.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.14
PepsiCo Executive Income Deferral Program (Plan Document for the 409A Program), amended and restated effective as of January 1, 2005, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 6, 2008.*

10.15
PepsiCo Director Deferral Program, amended and restated effective as of January 1, 2005 with revisions through September 19, 2012, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 8, 2012.*

10.16
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

10.17
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

10.18
Form of Non-Employee Director Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 9, 2006.*

10.19
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.20
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.*

10.21
Amendment to the PepsiCo, Inc. 1994 Long-Term Incentive Plan, the PepsiCo, Inc. 1995 Stock Option Incentive Plan, the PepsiCo SharePower Stock Option Plan and the PepsiCo, Inc. 1987 Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.41 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.*

10.22
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.23
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007.*

10.24
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 12, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.*

10.25
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.*

10.26
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

10.29
Form of Pro Rata Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.30
Form of Stock Option Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.31
Form of Restricted Stock Unit Retention Award Agreement, which is incorporated herein by reference to Exhibit 10.5 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009.*

10.32
PepsiCo Pension Equalization Plan (Plan Document for the 409A Plan), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.46 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.*

10.33	Form of Aircraft Time Sharing Agreement, which is incorporated herein by reference to Exhibit 10 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009.*
10.34
PepsiCo Pension Equalization Plan (Plan Document for the Pre-Section 409A Program), January 1, 2005 Restatement, As Amended Through December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 13, 2009.*

10.35
PBG 2004 Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.1 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.36
PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 99.3 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.37
PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 99.6 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.38
Amendments to PBG 2002 Long Term Incentive Plan, PBG Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan and PBG Stock Incentive Plan (effective February 8, 2007), which are incorporated herein by reference to Exhibit 99.7 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.39
Amendments to PBG 2004 Long Term Incentive Plan, PBG 2002 Long Term Incentive Plan, The Pepsi Bottling Group, Inc. Long Term Incentive Plan, The Pepsi Bottling Group, Inc. 1999 Long Term Incentive Plan, PBG Directors’ Stock Plan and PBG Stock Incentive Plan (effective February 19, 2010), which are incorporated herein by reference to Exhibit 99.8 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.40
PepsiAmericas, Inc. 2000 Stock Incentive Plan (including Amendments No. 1, No. 2 and No. 3 thereto), which is incorporated herein by reference to Exhibit 99.9 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.41
Amendment No. 4 to PepsiAmericas, Inc. 2000 Stock Incentive Plan (effective February 18, 2010), which is incorporated herein by reference to Exhibit 99.10 to PepsiCo, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 26, 2010 (Registration No. 333-165107).*

10.42
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.11 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.43
Amendment to the PepsiCo Pension Equalization Plan Document for the 409A Program, adopted February 18, 2010, which is incorporated herein by reference to Exhibit 10.12 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.44
Specified Employee Amendments to Arrangements Subject to Section 409A of the Internal Revenue Code, adopted February 18, 2010 and March 29, 2010, which is incorporated herein by reference to Exhibit 10.13 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 20, 2010.*

10.45
Form of Performance-Based Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2010.*

10.46
Amendment to the PepsiCo Executive Income Deferral Program Document for the 409A Program, adopted June 28, 2010, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 4, 2010.*

10.47
Amendment to the PepsiCo Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Document), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.63 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.48
PBG Pension Equalization Plan (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.65 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.49
PBG Pension Equalization Plan (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.66 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.50
PBG Executive Income Deferral Program (Plan Document for the 409A Program), as amended, which is incorporated herein by reference to Exhibit 10.67 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.51
PBG Executive Income Deferral Program (Plan Document for the Pre-409A Program), as amended, which is incorporated herein by reference to Exhibit 10.68 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.*

10.52
Amendment to the PBG Pension Equalization Plan (Plan Document for the 409A Program and Plan Document for the Pre-409A Program), effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 3, 2011.*

10.53
The PepsiCo International Retirement Plan Defined Benefit Program, as amended and restated effective as of January 1, 2010, which is incorporated herein by reference to Exhibit 10.68 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.54
Amendment to the PepsiCo International Retirement Plan Defined Benefit Program, effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.69 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.55
PepsiCo Automatic Retirement Contribution Equalization Plan, effective as of January 1, 2011, which is incorporated herein by reference to Exhibit 10.70 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.56
Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program) and the PBG Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), generally, effective January 1, 2011 and merging the PBG Pension Equalization Plan into the PepsiCo Pension Equalization Plan as of the end of the day on December 31, 2011, which is incorporated herein by reference to Exhibit 10.71 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.57
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 24, 2012.*

10.58
Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), effective as of December 1, 2012, which is incorporated herein by reference to Exhibit 10.75 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.*

10.59
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2013.*

10.60
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.*

10.61
Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and Plan Document for the Pre-409A Program), generally effective as of January 1, 2013, which is incorporated herein by reference to Exhibit 10.77 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.*

10.62
PepsiCo, Inc. 2007 Long-Term Incentive Plan, as amended and restated March 13, 2014, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2014.*

10.63
PepsiCo, Inc. Executive Incentive Compensation Plan, as amended and restated effective February 7, 2014, which is incorporated herein by reference to Exhibit B to PepsiCo, Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 21, 2014.*

10.64
Amendment to the PepsiCo Pension Equalization Plan (the Plan Document for the 409A Program), effective as of October 1, 2014, which is incorporated herein by reference to Exhibit 10.77 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.*

10.65
Amendment to the PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and the Plan Document for the Pre-409A Program), effective as of January 1, 2014 unless otherwise noted therein, which is incorporated herein by reference to Exhibit 10.79 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.*

10.66
Amendment to the PepsiCo International Retirement Plan Defined Benefit Program, effective as of January 1, 2015, which is incorporated herein by reference to Exhibit 10.78 to PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.*

10.67
The PepsiCo International Retirement Plan Defined Contribution Program, as amended, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 21, 2015.*

10.68
Five-Year Credit Agreement, dated as of June 8, 2015, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.

10.69	Amendment to the PepsiCo International Retirement Plan Defined Benefit Program and the PepsiCo International Retirement Plan Defined Contribution Program, effective as of January 1, 2016.*

10.70
Form of Annual Long-Term Incentive Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2016.*

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
101
The following materials from PepsiCo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this report.