Form 10-Q
period 2016-03-19
PEPSICO INC
filed 2016-04-18
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 19, 2016 (12 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of April 8, 2016 was 1,444,417,034.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended
	3/19/2016	3/21/2015
Net Revenue	$11,862	$12,217
Cost of sales	5,151	5,503
Gross profit	6,711	6,714
Selling, general and administrative expenses	5,078	4,901
Amortization of intangible assets	14	16
Operating Profit	1,619	1,797
Interest expense	(246)	(211)
Interest income and other	14	15
Income before income taxes	1,387	1,601
Provision for income taxes	442	370
Net income	945	1,231
Less: Net income attributable to noncontrolling interests	14	10
Net Income Attributable to PepsiCo	$931	$1,221
Net Income Attributable to PepsiCo per Common Share
Basic	$0.64	$0.82
Diluted	$0.64	$0.81
Weighted-average common shares outstanding
Basic	1,446	1,484
Diluted	1,459	1,503
Cash dividends declared per common share	$0.7025	$0.655

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 3/19/2016
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$945
Other comprehensive loss
Currency translation adjustment	$(220)	$—	(220)
Cash flow hedges:
Reclassification of net gains to net income	(21)	5	(16)
Net derivative losses	—	(1)	(1)
Pension and retiree medical:
Reclassification of net losses to net income	37	(12)	25
Remeasurement of net liabilities and translation	15	(48)	(33)
Unrealized losses on securities	(12)	7	(5)
Total other comprehensive loss	$(201)	$(49)	(250)
Comprehensive income			695
Comprehensive income attributable to noncontrolling interests			(14)
Comprehensive Income Attributable to PepsiCo			$681

	12 Weeks Ended 3/21/2015
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,231
Other comprehensive loss
Currency translation adjustment	$(981)	$—	(981)
Cash flow hedges:
Reclassification of net losses to net income	179	(70)	109
Net derivative losses	(155)	64	(91)
Pension and retiree medical:
Reclassification of net losses to net income	51	(17)	34
Remeasurement of net liabilities and translation	31	(7)	24
Unrealized gains on securities	16	(8)	8
Total other comprehensive loss	$(859)	$(38)	(897)
Comprehensive income			334
Comprehensive income attributable to noncontrolling interests			(10)
Comprehensive Income Attributable to PepsiCo			$324

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/19/2016	3/21/2015
Operating Activities
Net income	$945	$1,231
Depreciation and amortization	481	496
Share-based compensation expense	69	76
Restructuring and impairment charges	30	36
Cash payments for restructuring charges	(30)	(47)
Charge related to the transaction with Tingyi (Cayman Islands) Holding Corp.(Tingyi)	373	—
Excess tax benefits from share-based payment arrangements	(75)	(38)
Pension and retiree medical plan expenses	60	104
Pension and retiree medical plan contributions	(93)	(83)
Deferred income taxes and other tax charges and credits	19	(19)
Change in assets and liabilities:
Accounts and notes receivable	(349)	(435)
Inventories	(530)	(414)
Prepaid expenses and other current assets	(255)	(262)
Accounts payable and other current liabilities	(661)	(689)
Income taxes payable	318	294
Other, net	(171)	20
Net Cash Provided by Operating Activities	131	270

Investing Activities
Capital spending	(389)	(270)
Sales of property, plant and equipment	25	11
Acquisitions and investments in noncontrolled affiliates	—	(9)
Divestitures	55	68
Short-term investments, by original maturity:
More than three months - purchases	(2,556)	(647)
More than three months - maturities	1,446	1,164
Three months or less, net	7	3
Net Cash (Used for)/Provided by Investing Activities	(1,412)	320

(Continued on following page)

Condensed Consolidated Statement of Cash Flows (continued)
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/19/2016	3/21/2015
Financing Activities
Proceeds from issuances of long-term debt	$2,532	$—
Payments of long-term debt	(1,251)	(2,052)
Short-term borrowings, by original maturity:
More than three months - proceeds	—	10
More than three months - payments	(9)	(2)
Three months or less, net	480	3,729
Cash dividends paid	(1,038)	(978)
Share repurchases - common	(619)	(1,124)
Share repurchases - preferred	(2)	(1)
Proceeds from exercises of stock options	165	171
Excess tax benefits from share-based payment arrangements	75	38
Other financing	(2)	(1)
Net Cash Provided by/(Used for) Financing Activities	331	(210)
Effect of exchange rate changes on cash and cash equivalents	(22)	(104)
Net (Decrease)/Increase in Cash and Cash Equivalents	(972)	276
Cash and Cash Equivalents, Beginning of Year	9,096	6,134
Cash and Cash Equivalents, End of Period	$8,124	$6,410

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions)

	(Unaudited)
	3/19/2016	12/26/2015
Assets
Current Assets
Cash and cash equivalents	$8,124	$9,096
Short-term investments	4,020	2,913
Accounts and notes receivable, less allowance: 3/16 - $136 and 12/15 - $130	6,707	6,437
Inventories:
Raw materials	1,418	1,312
Work-in-process	277	161
Finished goods	1,524	1,247
	3,219	2,720
Prepaid expenses and other current assets	1,896	1,865
Total Current Assets	23,966	23,031
Property, Plant and Equipment	35,664	35,747
Accumulated Depreciation	(19,559)	(19,430)
	16,105	16,317
Amortizable Intangible Assets, net	1,266	1,270
Goodwill	14,132	14,177
Other Nonamortizable Intangible Assets	11,783	11,811
Nonamortizable Intangible Assets	25,915	25,988
Investments in Noncontrolled Affiliates	1,935	2,311
Other Assets	832	750
Total Assets	$70,019	$69,667

(Continued on following page)

Condensed Consolidated Balance Sheet (continued)
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	3/19/2016	12/26/2015
Liabilities and Equity
Current Liabilities
Short-term obligations	$4,018	$4,071
Accounts payable and other current liabilities	12,824	13,507
Total Current Liabilities	16,842	17,578
Long-term Debt Obligations	31,068	29,213
Other Liabilities	5,811	5,887
Deferred Income Taxes	5,067	4,959
Total Liabilities	58,788	57,637
Commitments and Contingencies
Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(187)	(186)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,446 and 1,448 shares, respectively)	24	24
Capital in excess of par value	3,906	4,076
Retained earnings	50,383	50,472
Accumulated other comprehensive loss	(13,569)	(13,319)
Repurchased common stock, in excess of par value (420 and 418 shares, respectively)	(29,487)	(29,185)
Total PepsiCo Common Shareholders’ Equity	11,257	12,068
Noncontrolling interests	120	107
Total Equity	11,231	12,030
Total Liabilities and Equity	$70,019	$69,667

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended
	3/19/2016		3/21/2015
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(186)	(0.7)	(181)
Redemptions	—	(1)	—	(1)
Balance, end of period	(0.7)	(187)	(0.7)	(182)
Common Stock
Balance, beginning of year	1,448	24	1,488	25
Repurchased common stock	(2)	—	(9)	—
Balance, end of period	1,446	24	1,479	25
Capital in Excess of Par Value
Balance, beginning of year		4,076		4,115
Share-based compensation expense		70		76
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(139)		(36)
Withholding tax on RSUs, PSUs and PEPunits converted		(99)		(22)
Other		(2)		(4)
Balance, end of period		3,906		4,129
Retained Earnings
Balance, beginning of year		50,472		49,092
Net income attributable to PepsiCo		931		1,221
Cash dividends declared – common		(1,020)		(978)
Balance, end of period		50,383		49,335
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,319)		(10,669)
Other comprehensive loss attributable to PepsiCo		(250)		(897)
Balance, end of period		(13,569)		(11,566)
Repurchased Common Stock
Balance, beginning of year	(418)	(29,185)	(378)	(24,985)
Share repurchases	(7)	(664)	(12)	(1,166)
Stock option exercises, RSUs, PSUs and PEPunits converted	5	360	3	235
Other	—	2	—	3
Balance, end of period	(420)	(29,487)	(387)	(25,913)
Total PepsiCo Common Shareholders’ Equity		11,257		16,010
Noncontrolling Interests
Balance, beginning of year		107		110
Net income attributable to noncontrolling interests		14		10
Other, net		(1)		—
Balance, end of period		120		120
Total Equity		$11,231		$15,989

(a)	Includes total tax benefits of $53 million in 2016 and $29 million in 2015.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of March 19, 2016 and Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the 12 weeks ended March 19, 2016 and March 21, 2015 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 weeks ended March 19, 2016 are not necessarily indicative of the results expected for the full year.
Effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries and we no longer had significant influence over our beverage joint venture with our franchise bottler in Venezuela, and therefore we deconsolidated our Venezuelan subsidiaries from our consolidated financial statements and began accounting for our investments in our wholly-owned Venezuelan subsidiaries and our joint venture using the cost method of accounting. See further unaudited information in “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
While our results in the United States and Canada (North America) are reported on a 12-week basis, the majority of our international operations report on a monthly calendar basis for which the months of January and February are reflected in our first quarter results.
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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Reclassifications were made to the prior year’s amounts to conform to the current year presentation, including the presentation of certain functional support costs associated with the manufacturing and production of our products within cost of sales. These costs were previously included in selling, general and administrative expenses. These reclassifications resulted in an increase in cost of sales of $61 million in the quarter ended March 21, 2015, with a corresponding reduction to gross profit and selling, general and administrative expenses in the same period. These reclassifications reflect changes in how we are classifying costs of certain support functions as a result of ongoing productivity and efficiency initiatives. These reclassifications had no impact on our consolidated net revenue, operating profit, net interest expense, provision for income taxes, net income or earnings per share.

Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	North America Beverages (NAB), which includes all of our beverage businesses in North America;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Net revenue and operating profit/(loss) of each division are as follows:

	12 Weeks Ended
	Net Revenue		Operating Profit/(Loss)
	3/19/2016	3/21/2015	3/19/2016	3/21/2015
FLNA	$3,418	$3,319	$1,018	$920
QFNA (a)	617	639	166	99
NAB	4,361	4,298	485	453
Latin America (b)	1,042	1,414	175	219
ESSA	1,359	1,496	67	112
AMENA (c)	1,065	1,051	(148)	230
Total division	11,862	12,217	1,763	2,033
Corporate Unallocated
Mark-to-market net gains/(losses)			46	(1)
Restructuring and impairment charges			(3)	(6)
Other			(187)	(229)
	$11,862	$12,217	$1,619	$1,797

(a)	Operating profit for QFNA for the 12 weeks ended March 21, 2015 includes a pre-tax impairment charge of $65 million associated with our Müller Quaker Dairy (MQD) joint venture investment.

(b)
Effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments using the cost method of accounting. Beginning with the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses.

(c)
Operating loss for AMENA for the 12 weeks ended March 19, 2016 includes a pre- and after-tax impairment charge of $373 million to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value. Operating profit for AMENA for the 12 weeks ended March 21, 2015 includes a pre-tax gain of $39 million associated with refranchising a portion of our bottling operations in India.

Total assets of each division are as follows:

	Total Assets
	3/19/2016	12/26/2015
FLNA	$5,441	$5,375
QFNA	868	872
NAB	29,002	28,128
Latin America	4,237	4,284
ESSA	11,764	12,225
AMENA	5,526	5,901
Total division	56,838	56,785
Corporate (a)	13,181	12,882
	$70,019	$69,667

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment and pension and tax assets.
Note 2 - Recent Accounting Pronouncements - Not Yet Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In 2016, the FASB issued guidance that eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are evaluating the timing of adoption of this guidance.
In 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In 2016, the FASB issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The guidance is effective in 2018 and early adoption is not permitted. We are currently evaluating the impact of this guidance on our financial statements.
In 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. We are evaluating the timing of adoption of this guidance.

In 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost or net realizable value. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are evaluating the timing of adoption of this guidance.
In 2014, the FASB issued guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. We have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption, and have not yet selected a transition approach.
Note 3 - Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	12 Weeks Ended
	3/19/2016	3/21/2015
2014 Productivity Plan	$30	$30
2012 Productivity Plan	—	6
Total restructuring and impairment charges	30	36
Other productivity initiatives	1	—
Total restructuring and impairment charges and other productivity initiatives	$31	$36
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
In the 12 weeks ended March 19, 2016 and March 21, 2015, we incurred restructuring charges of $30 million ($25 million after-tax or $0.02 per share) and $30 million ($24 million after-tax or $0.02 per share), respectively, in conjunction with our 2014 Productivity Plan. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. The majority of the restructuring accrual at March 19, 2016 is expected to be paid by the end of 2016.

A summary of our 2014 Productivity Plan charges is as follows:

	12 Weeks Ended
	3/19/2016	3/21/2015
FLNA (a)	$(4)	$6
QFNA	—	1
NAB	7	7
Latin America	—	1
ESSA	19	9
AMENA	5	2
Corporate	3	4
	$30	$30

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
A summary of our 2014 Productivity Plan activity in 2016 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 26, 2015	$61	$—	$20	$81
2016 restructuring charges	8	11	11	30
Cash payments	(9)	—	(13)	(22)
Non-cash charges and translation	2	(11)	—	(9)
Liability as of March 19, 2016	$62	$—	$18	$80
2012 Multi-Year Productivity Plan
The multi-year productivity plan we publicly announced on February 9, 2012 (2012 Productivity Plan) included actions in every aspect of our business that we believed would strengthen our complementary food, snack and beverage businesses by: leveraging new technologies and processes across PepsiCo’s operations, go-to-market and information systems; heightening the focus on best practice sharing across the globe; consolidating manufacturing, warehouse and sales facilities; and implementing simplified organization structures, with wider spans of control and fewer layers of management. The 2012 Productivity Plan has enhanced PepsiCo’s cost-competitiveness and provided a source of funding for future brand-building and innovation initiatives.
In the 12 weeks ended March 21, 2015, we incurred restructuring charges of $6 million ($5 million after-tax with a nominal amount per share) in conjunction with our 2012 Productivity Plan, including $1 million in NAB, $3 million in ESSA and $2 million in Corporate. Cash payments in the 12 weeks ended March 19, 2016 were $8 million. All of these charges were recorded in selling, general and administrative expenses and primarily related to severance and other employee-related costs and contract termination costs. We do not expect any further charges associated with our 2012 Productivity Plan. Substantially all of the restructuring accrual of $28 million at March 19, 2016 is expected to be paid by the end of 2016.

Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	3/19/2016			12/26/2015
Amortizable intangible assets, net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$833	$(97)	$736	$820	$(92)	$728
Reacquired franchise rights	106	(100)	6	105	(99)	6
Brands	1,296	(990)	306	1,298	(987)	311
Other identifiable intangibles	521	(303)	218	526	(301)	225
	$2,756	$(1,490)	$1,266	$2,749	$(1,479)	$1,270

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/26/2015		3/19/2016
FLNA
Goodwill	$267	$8	$275
Brands	22	2	24
	289	10	299

QFNA
Goodwill	175	—	175

NAB
Goodwill	9,754	31	9,785
Reacquired franchise rights	7,042	51	7,093
Acquired franchise rights	1,507	10	1,517
Brands	108	—	108
	18,411	92	18,503

Latin America
Goodwill	521	(10)	511
Brands	137	(4)	133
	658	(14)	644

ESSA
Goodwill	3,042	(64)	2,978
Reacquired franchise rights	488	(8)	480
Acquired franchise rights	190	—	190
Brands	2,212	(76)	2,136
	5,932	(148)	5,784

AMENA
Goodwill	418	(10)	408
Brands	105	(3)	102
	523	(13)	510

Total goodwill	14,177	(45)	14,132
Total reacquired franchise rights	7,530	43	7,573
Total acquired franchise rights	1,697	10	1,707
Total brands	2,584	(81)	2,503
	$25,988	$(73)	$25,915

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	3/19/2016	12/26/2015
Balance, beginning of year	$1,547	$1,587
Additions for tax positions related to the current year	40	248
Additions for tax positions from prior years	6	122
Reductions for tax positions from prior years	(33)	(261)
Settlement payments	(3)	(78)
Statutes of limitations expiration	(14)	(34)
Translation and other	(7)	(37)
Balance, end of period	$1,536	$1,547
Note 6 - Share-Based Compensation
Beginning in 2016, certain executive officers and other senior executives were granted long-term cash awards for which final payout is based on PepsiCo’s Total Shareholder Return relative to a specific set of peer companies and achievement of a specified performance target over a three-year performance period. These qualify as liability awards under share-based compensation guidance and are valued through the end of the performance period on a mark-to-market basis using a Monte Carlo simulation model until actual performance is determined.
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended
	3/19/2016	3/21/2015
Share-based compensation expense - equity awards	$69	$76
Share-based compensation expense - liability awards	2	—
Restructuring and impairment charges	1	—
Total	$72	$76
The following table summarizes share-based awards granted under the terms of our 2007 Long-Term Incentive Plan:

	12 Weeks Ended
	3/19/2016		3/21/2015
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	1.5	$98.75	1.6	$99.25
Restricted stock units (RSUs) and Performance stock units (PSUs)	2.9	$98.74	2.6	$99.25
PepsiCo equity performance units (PEPunits)	—	$—	0.3	$99.25

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $16 million during the 12 weeks ended March 19, 2016.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	12 Weeks Ended
	3/19/2016	3/21/2015
Expected life	6 years	7 years
Risk-free interest rate	1.5%	1.8%
Expected volatility	12%	15%
Expected dividend yield	2.7%	2.7%
Note 7 - Pension and Retiree Medical Benefits
Effective as of the beginning of 2016, we prospectively changed the method we use to estimate the service and interest cost components of pension and retiree medical expense. The pre-tax reduction in net periodic benefit cost associated with this change in the first quarter of 2016 was $28 million ($18 million after-tax or $0.01 per share). See Pension and Retiree Medical Plans in “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on this change in accounting estimate.
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	3/19/2016	3/21/2015	3/19/2016	3/21/2015	3/19/2016	3/21/2015
	U.S.		International
Service cost	$91	$101	$15	$19	$7	$8
Interest cost	111	126	18	22	9	12
Expected return on plan assets	(192)	(196)	(31)	(33)	(5)	(6)
Amortization of prior service credit	—	(1)	—	—	(9)	(9)
Amortization of net loss	38	47	8	14	—	—
	48	77	10	22	2	5
Special termination benefits	—	4	—	—	—	1
Total expense	$48	$81	$10	$22	$2	$6
We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the first quarter of 2016, we made discretionary contributions of $7 million to our international pension plans.
Note 8 - Debt Obligations and Commitments
In the first quarter of 2016, we issued the following senior notes:

Interest Rate	Maturity Date	Amount
Floating rate	February 2019	$400
1.500%	February 2019	600
2.850%	February 2026	750
4.450%	April 2046	750
		$2,500	(a)

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.

In the 12 weeks ended March 19, 2016, $1.3 billion of senior notes matured and were paid.
As of March 19, 2016, we had $1.2 billion of commercial paper outstanding and $2.6 billion of non-cancelable purchase commitments. For further information on our long-term contractual commitments, see Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended
	3/19/2016	3/21/2015	Affected Line Item in the Condensed Consolidated Statement of Income
(Gains)/Losses on cash flow hedges:
Foreign exchange contracts	$(21)	$(22)	Cost of sales
Interest rate derivatives	(3)	193	Interest expense
Commodity contracts	1	5	Cost of sales
Commodity contracts	2	3	Selling, general and administrative expenses
Net (gains)/losses before tax	(21)	179
Tax amounts	5	(70)
Net (gains)/losses after tax	$(16)	$109

Pension and retiree medical items:
Amortization of prior service credit (a)	$(9)	$(10)
Amortization of net losses (a)	46	61
Net losses before tax	37	51
Tax amounts	(12)	(17)
Net losses after tax	$25	$34

Total net losses reclassified for the period, net of tax	$9	$143

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments
Derivatives
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
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

Our open commodity derivative contracts had a notional value of $0.9 billion as of March 19, 2016 and $1.0 billion as of December 26, 2015.
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
Our foreign currency derivatives had a total notional value of $1.9 billion as of March 19, 2016 and $2.1 billion as of December 26, 2015. Ineffectiveness for derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
The notional values of the interest rate derivative instruments outstanding as of March 19, 2016 and December 26, 2015 were $11.9 billion and $12.5 billion, respectively. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of March 19, 2016, approximately 31% of total debt, after the impact of the related interest rate derivative instruments, was exposed to variable rates, compared to approximately 33% as of December 26, 2015.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of March 19, 2016 and December 26, 2015 were not material. The pre-tax unrealized gains on our investments in marketable equity securities were $102 million and $115 million as of March 19, 2016 and December 26, 2015, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges on our available-for-sale securities for the 12 weeks ended March 19, 2016 and March 21, 2015.
Tingyi-Asahi Beverages Holding Co. Ltd.
During the first quarter of 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in our assumptions associated with TAB’s future financial performance arising from the recent disclosure by TAB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) for the 12 weeks ended March 19, 2016 in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. This charge was recorded in selling, general and administrative expenses in our Condensed Consolidated Statement of Income. The estimated fair value of the investment in TAB of $166 million as of March 19, 2016 was derived using both an income and market approach, and is considered a non-recurring Level 3 measurement within the fair value hierarchy. We will continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB. See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fair Value Measurements
The fair values of our financial assets and liabilities as of March 19, 2016 and December 26, 2015 are categorized as follows:

	3/19/2016		12/26/2015
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$113	$—	$127	$—
Debt securities (c)	7,958	—	7,231	—
	$8,071	$—	$7,358	$—
Short-term investments (d)	$185	$—	$193	$—
Prepaid forward contracts (e)	$27	$—	$27	$—
Deferred compensation (f)	$—	$467	$—	$474
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$185	$—	$129	$12
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$38	$14	$76	$6
Interest rate (g)	—	295	—	311
Commodity (i)	—	4	—	7
	$38	$313	$76	$324
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$3	$29	$8	$10
Interest rate (g)	45	55	44	56
Commodity (i)	24	105	12	141
	$72	$189	$64	$207
Total derivatives at fair value (j)	$295	$502	$269	$543
Total	$8,578	$969	$7,847	$1,017

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of March 19, 2016, $4.2 billion and $3.8 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 26, 2015, $4.5 billion and $2.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of our available-for-sale debt securities have maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of March 19, 2016 and December 26, 2015, amounts related to non-designated instruments are presented on a net basis on our Condensed Consolidated Balance Sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our Condensed Consolidated Balance Sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the Condensed Consolidated Balance Sheet as of March 19, 2016 and December 26, 2015 were immaterial. Collateral received against any of our asset positions was immaterial.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of March 19, 2016 and December 26, 2015 was $37 billion and $35 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	3/19/2016	3/21/2015	3/19/2016	3/21/2015	3/19/2016	3/21/2015
Foreign exchange	$33	$(8)	$16	$(41)	$(21)	$(22)
Interest rate	(69)	(23)	(16)	194	(3)	193
Commodity	4	54	—	2	3	8
Total	$(32)	$23	$—	$155	$(21)	$179

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

Based on current market conditions, we expect to reclassify net gains of $3 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.
Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	3/19/2016		3/21/2015
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$931		$1,221
Preferred shares:
Redemption premium	(1)		(1)
Net income available for PepsiCo common shareholders	$930	1,446	$1,220	1,484
Basic net income attributable to PepsiCo per common share	$0.64		$0.82
Net income available for PepsiCo common shareholders	$930	1,446	$1,220	1,484
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (b)	—	12	—	18
Employee stock ownership plan (ESOP) convertible preferred stock	1	1	1	1
Diluted	$931	1,459	$1,221	1,503
Diluted net income attributable to PepsiCo per common share	$0.64		$0.81

(a)	Weighted-average common shares outstanding (in millions).

(b)
For the 12 weeks ended March 19, 2016 and March 21, 2015, options to purchase 2.9 million shares and 1.6 million shares, respectively, were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $98.99 and $99.25 for the 12 weeks ended March 19, 2016 and March 21, 2015, respectively.

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
Our Critical Accounting Policies
The critical accounting policies below should be read in conjunction with those outlined in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
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
Pension and Retiree Medical Plans
Effective as of the beginning of 2016, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for our U.S. and the majority of our significant international pension and retiree medical plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation (or accumulated post-retirement benefit obligation for the retiree medical plans) at the beginning of the period. We have now elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates, which we believe will result in a more precise measurement of service and interest costs. This change does not affect the measurement of our benefit obligation. We have accounted for this change in estimate on a prospective basis beginning in 2016. The pre-tax reduction in net periodic benefit cost associated with this change in the first quarter of 2016 was $28 million ($18 million after-tax or $0.01 per share). We expect this change to result in a pre-tax reduction in net periodic benefit cost of approximately $125 million for the full year 2016.
For our pension benefits, the 2016 weighted-average discount rates for service and interest costs under the full yield curve approach adopted as of the beginning of 2016 are 4.5% and 3.8%, respectively. For our retiree medical benefits, the 2016 weighted-average discount rates for service and interest costs under the new methodology are 4.3% and 3.3%, respectively. Under the prior methodology, the expense discount rate would have been 4.4% and 4.2% for our pension and retiree medical benefits, respectively.
Our Business Risks
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo's products, as a result of changes in consumer preferences or otherwise; changes in, or failure to comply with, applicable laws and regulations; imposition of new taxes, disagreements with tax authorities or additional tax liabilities; PepsiCo's ability to compete effectively; PepsiCo's ability to grow its business in developing and emerging markets or unstable political conditions, civil unrest or other developments and risks in the markets where PepsiCo's products are made, manufactured, distributed or sold; unfavorable economic conditions in the countries in which PepsiCo operates; increased costs, disruption of supply or shortages of raw materials and other supplies; failure to realize anticipated benefits from PepsiCo's productivity initiatives or global operating model; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo's reputation or brand image; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo's existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that could result in an impairment charge; PepsiCo's ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of any key customer or changes to the retail landscape; any downgrade or potential downgrade of PepsiCo's credit ratings; the ability to protect information systems against, or effectively respond to, cyber attacks or other cyber incidents or other disruption; PepsiCo's ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; infringement of intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo's common stock and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the first quarter of 2016, our operations outside of North America reflect the months of January and February. In the 12 weeks ended March 19, 2016, our operations outside of the U.S. generated 34% of our net revenue, with Mexico, Canada, Russia, the United Kingdom and Brazil comprising approximately 15% of our net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended March 19, 2016, unfavorable foreign exchange negatively impacted net revenue performance by 4.5 percentage points, primarily due to the Mexican peso, Brazilian real, Russian ruble, Canadian dollar and the Argentine peso. Currency declines against the U.S. dollar could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Russia, China, Brazil, Greece and the Middle East, and currency fluctuations in certain of these international markets continue to result in challenging operating environments. Also, regulatory initiatives, including the imposition or proposed imposition of new or increased taxes or other measures that could limit sales of our products, continue to intensify and could adversely affect our business, financial condition or results of operations.
We continue to monitor the economic, operating and political environment in Russia closely. In the 12 weeks ended March 19, 2016 and March 21, 2015, total net revenue generated by our operations in Russia represented 3% of our net revenue. As of March 19, 2016, our long-lived assets in Russia were $3.5 billion.
Conditions in Venezuela, including restrictive exchange control regulations and lack of access to U.S. dollars through official currency exchange markets, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. The exchange restrictions and other conditions have significantly impacted our ability to effectively manage our businesses in Venezuela, including limiting our ability to import certain raw materials and to settle U.S. dollar-denominated obligations, and have restricted our ability to realize the earnings generated out of our Venezuelan businesses. We expect these conditions will continue for the foreseeable future.
As a result of these factors, we concluded that, effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries and we no longer had significant influence over our beverage joint venture with our franchise bottler in Venezuela. Therefore, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We reduced the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the first quarter of 2016.
Beginning with the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses. We do not have any guarantees related to our Venezuelan entities, and our ongoing contractual commitments to our Venezuelan businesses are not material. We will recognize income from dividends and sales of inventory to our Venezuelan entities, which have not been and are not expected to be material, to the extent cash in U.S. dollars is received. We did not receive any cash in U.S. dollars from our Venezuelan entities in the first quarter of 2016. We will continue to monitor the conditions in Venezuela and their impact on our accounting and disclosure.

See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of March 19, 2016 and March 21, 2015. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Items Affecting Comparability
Our reported financial results are impacted by the following items in each of the following periods:

	12 Weeks Ended
	3/19/2016	3/21/2015
Operating profit
Mark-to-market net gains/(losses)	$46		$(1)
Restructuring and impairment charges	$(30)		$(36)
Charge related to the transaction with Tingyi	$(373)		$—
Net income attributable to PepsiCo
Mark-to-market net gains/(losses)	$29		$(1)
Restructuring and impairment charges	$(25)		$(29)
Charge related to the transaction with Tingyi	$(373)		$—
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net gains/(losses)	$0.02	$	(—)
Restructuring and impairment charges	$(0.02)		$(0.02)
Charge related to the transaction with Tingyi	$(0.26)		$—
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
In the 12 weeks ended March 19, 2016, we recognized $46 million ($29 million after-tax or $0.02 per share) of mark-to-market net gains on commodity hedges in corporate unallocated expenses, with an $18 million net gain recognized in cost of sales and a $28 million net gain recognized in selling, general and administrative expenses.
In the 12 weeks ended March 21, 2015, we recognized $1 million ($1 million after-tax with a nominal amount per share) of mark-to-market net losses on commodity hedges in corporate unallocated expenses, with an $18 million net loss recognized in cost of sales and a $17 million net gain recognized in selling, general and administrative expenses.

Restructuring and Impairment Charges
2014 Multi-Year Productivity Plan
In the 12 weeks ended March 19, 2016 and March 21, 2015, we incurred restructuring charges of $30 million ($25 million after-tax or $0.02 per share) and $30 million ($24 million after-tax or $0.02 per share), respectively, in conjunction with the 2014 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
We expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures related to the 2014 Productivity Plan, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
First quarter 2016	30		22
	609		362
Remainder of 2016 (expected)	99		97
2017 - 2019 (expected)	282		246
	$990	(a)	$705

(a)
This total pre-tax charge is expected to consist of approximately $525 million of severance and other employee-related costs, approximately $120 million for asset impairments (all non-cash) resulting from plant closures and related actions, and approximately $345 million for other costs associated with the implementation of our initiatives, including contract termination costs. This charge is expected to impact reportable segments approximately as follows: FLNA 11%, QFNA 2%, NAB 35%, Latin America 15%, ESSA 25%, AMENA 5% and Corporate 7%.

(b)	In 2015 and 2014, cash expenditures included $2 million and $10 million, respectively, reported on the Consolidated Statement of Cash Flows in pension and retiree medical plan contributions.
2012 Multi-Year Productivity Plan
In the 12 weeks ended March 21, 2015, we incurred restructuring charges of $6 million ($5 million after-tax with a nominal amount per share) in conjunction with the 2012 Productivity Plan. See Note 3 to our condensed consolidated financial statements for further information.
Charge Related to the Transaction with Tingyi
In the 12 weeks ended March 19, 2016, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. See Note 10 to our condensed consolidated financial statements for further information.

Non-GAAP Measures
Certain measures contained in this Form 10-Q are financial measures that are adjusted for items affecting comparability (see “Items Affecting Comparability” for a detailed list and description of each of these items), as well as, in certain instances, adjusted for foreign exchange. These measures are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Items adjusted for currency assume foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior year average foreign exchange rates. We believe investors should consider these non-GAAP measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends. These measures are not, and should not be viewed as, a substitute for U.S. GAAP reporting measures. See “Organic Revenue Growth” and “Free Cash Flow.”
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 weeks ended March 19, 2016, total servings increased 2%. For the 12 weeks ended March 21, 2015, total servings increased 1%. Servings growth in 2016 reflects an adjustment to the first quarter 2015 results for divestitures and other structural changes, including our Venezuelan businesses, which were deconsolidated effective as of the end of the third quarter of 2015.
We discuss volume for our beverage businesses on a bottler case sales (BCS) basis in which all beverage volume is converted to an 8-ounce-case metric. Most of our beverage volume is sold by our Company-owned and franchise-owned bottlers, and that portion is based on our bottlers’ sales to retailers and independent distributors. The remainder of our volume is based on our direct shipments to retailers and independent distributors. We report the majority of our international beverage volume on a monthly basis. Our first quarter includes beverage volume outside of North America for the months of January and February. Concentrate shipments and equivalents (CSE) represent our physical beverage volume shipments to independent bottlers, retailers and independent distributors, and is the measure upon which our revenue is based.

Consolidated Results
Total Net Revenue and Operating Profit/(Loss)

	12 Weeks Ended
	3/19/2016	3/21/2015	Change
Total net revenue	$11,862	$12,217	(3)%
Operating profit/(loss)
FLNA	$1,018	$920	11%
QFNA	166	99	68%
NAB	485	453	7%
Latin America	175	219	(20)%
ESSA	67	112	(40)%
AMENA	(148)	230	(164)%
Corporate Unallocated
Mark-to-market net gains/(losses)	46	(1)
Restructuring and impairment charges	(3)	(6)
Other	(187)	(229)
	$(144)	$(236)	(39)%
Total operating profit	$1,619	$1,797	(10)%

Total operating profit margin	13.7%	14.7%	(1.0)
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
On a reported basis, total operating profit decreased 10% and operating profit margin decreased 1.0 percentage point. Operating profit performance was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which negatively impacted operating profit performance by 18 percentage points and decreased total operating profit margin by 2.7 percentage points, primarily reflecting an impairment charge to reduce our 5% indirect equity interest in TAB to its estimated fair value. Operating profit performance was also negatively impacted by certain operating cost increases, higher advertising and marketing expenses and unfavorable foreign exchange. Additionally, the lapping of a gain associated with refranchising a portion of our bottling operations in India and the impact of the deconsolidation of our Venezuelan businesses adversely impacted reported operating profit performance by 2 percentage points and 1 percentage point, respectively. These impacts were partially offset by planned cost reductions across a number of expense categories, effective net pricing, volume growth and lower commodity costs. The lapping of an impairment charge in the QFNA segment associated with our MQD joint venture positively contributed 4 percentage points to reported operating profit performance. Commodity deflation positively contributed 1 percentage point to reported operating profit performance, primarily attributable to deflation in the NAB, FLNA, AMENA and QFNA segments, partially offset by inflation in the Latin America and ESSA segments. Other corporate unallocated expenses decreased 19%, primarily due to decreased pension expense reflecting the reduction in net periodic benefit cost associated with the change to the full yield curve approach.

Other Consolidated Results

	12 Weeks Ended
	3/19/2016		3/21/2015	Change
Interest expense, net	$(232)		$(196)	$(36)
Tax rate	31.9%		23.1%
Net income attributable to PepsiCo	$931		$1,221	(24)%
Net income attributable to PepsiCo per common share - diluted	$0.64		$0.81	(21)%
Mark-to-market net (gains)/losses	(0.02)		—
Restructuring and impairment charges	0.02		0.02
Charge related to the transaction with Tingyi	0.26		—
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$0.89	(b)	$0.83	7%
Impact of foreign exchange translation				4
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)				11%

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net interest expense increased $36 million, primarily reflecting higher average debt balances and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by higher interest income due to higher average cash balances.
The reported tax rate increased 8.8 percentage points, primarily reflecting the impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value which had no corresponding tax benefit.
Net income attributable to PepsiCo decreased 24% and net income attributable to PepsiCo per common share decreased 21%. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 28 percentage points.
Results of Operations – Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, volume growth measures exclude the first quarter 2015 results of divestitures and other structural changes, including our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015. See “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
3/19/2016	$3,418	$617	$4,361	$1,042	$1,359	$1,065	$11,862
3/21/2015	$3,319	$639	$4,298	$1,414	$1,496	$1,051	$12,217
% Impact of:
Volume (a)	1%	(2)%	2%	3%	1%	6%	2%
Effective net pricing (b)	2.5	(1)	—	7	1	2	2
Foreign exchange translation	(1)	(1)	(1)	(19)	(11)	(5)	(4.5)
Acquisitions and divestitures	—	—	—	(0.5)	—	(1)	—
Venezuela deconsolidation (c)	—	—	—	(16)	—	—	(2)
Reported Growth (d)	3%	(3)%	1.5%	(26)%	(9)%	1%	(3)%

(a)
Excludes the impact of acquisitions, divestitures and other structural changes, including the Venezuela deconsolidation. In certain instances, volume growth varies from the amounts disclosed in the following divisional discussions due to nonconsolidated joint venture volume, and, for our beverage businesses, temporary timing differences between BCS and CSE, as well as the mix of beverage volume sold by our Company-owned and franchise-owned bottlers. Our net revenue excludes nonconsolidated joint venture volume, and, for our beverage businesses, is based on CSE.

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Represents the impact of the exclusion of the first quarter 2015 results of our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015.

(d)	Amounts may not sum due to rounding.
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

12 Weeks Ended 3/19/2016	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(3)%	1.5%	(26)%	(9)%	1%	(3)%
% Impact of:
Foreign exchange translation	1	1	1	19	11	5	4.5
Acquisitions and divestitures	—	—	—	0.5	—	1	—
Venezuela deconsolidation (a)	—	—	—	16	—	—	2
Organic Growth (b)	4%	(2)%	2%	9%	2%	8%	3.5%

(a)	Represents the impact of the exclusion of the first quarter 2015 results of our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015.

(b)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%
	3/19/2016	3/21/2015	Change
Net revenue	$3,418	$3,319	3
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			4

Operating profit	$1,018	$920	11
Restructuring and impairment charges	(4)	6
Operating profit excluding above item (a)	$1,014	$926	10
Impact of foreign exchange translation			1
Operating profit growth excluding above item, on a constant currency basis (a)			10	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue grew 3% and volume grew 1%. The net revenue growth was driven by effective net pricing and the volume growth. The volume growth reflects mid-single-digit growth in trademark Doritos and variety packs and double-digit growth in trademark Smartfood. These increases were partially offset by a low-single-digit decline in trademark Lay’s.
Operating profit grew 11%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 5 percentage points to operating profit growth, primarily cooking oil. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%
	3/19/2016	3/21/2015	Change
Net revenue	$617	$639	(3)
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			(2)

Operating profit	$166	$99	68
Restructuring and impairment charges	—	1
Operating profit excluding above item (a)	$166	$100	66
Impact of foreign exchange translation			1
Operating profit growth excluding above item, on a constant currency basis (a)			67

(a)	See “Non-GAAP Measures.”
Net revenue decreased 3% and volume declined 2%. The net revenue performance reflects the volume decline, as well as unfavorable foreign exchange, which negatively impacted net revenue performance by 1 percentage point. The volume decline was driven by low-single-digit declines in ready-to-eat cereals, oatmeal and bars, and a high-single-digit decline in regional grains.
Operating profit increased 68%, driven by the lapping of an impairment charge in the prior year and the impact of ceasing the operations of our MQD joint venture, which contributed 70 percentage points to operating profit growth. In addition, operating profit growth reflects planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4 percentage points to operating profit growth. These impacts were partially offset by higher advertising and marketing expenses, the net revenue performance and certain operating cost increases, including strategic initiatives.

North America Beverages

	12 Weeks Ended		%
	3/19/2016	3/21/2015	Change
Net revenue	$4,361	$4,298	1.5
Impact of foreign exchange translation			1
Net revenue growth, on a constant currency basis (a)			2	(b)

Operating profit	$485	$453	7
Restructuring and impairment charges	7	8
Operating profit excluding above item (a)	$492	$461	7
Impact of foreign exchange translation			—
Operating profit growth excluding above item, on a constant currency basis (a)			7

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue increased 1.5%, primarily reflecting volume growth and effective net pricing. Unfavorable foreign exchange reduced net revenue growth by nearly 1 percentage point.
Volume increased 1%, driven by a 7% increase in non-carbonated beverage volume, partially offset by a 2% decline in carbonated soft drink volume. The non-carbonated beverage volume increase primarily reflected a double-digit increase in our overall water portfolio, a mid-single-digit increase in Gatorade sports drinks and a double-digit increase in Lipton ready-to-drink teas.
Operating profit increased 7%, primarily reflecting planned cost reductions across a number of expense categories and the net revenue growth, as well as lower commodity costs, which contributed 11 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses.

Latin America

	12 Weeks Ended		%
	3/19/2016	3/21/2015	Change
Net revenue	$1,042	$1,414	(26)
Impact of foreign exchange translation			19
Net revenue growth, on a constant currency basis (a)			(7)

Operating profit	$175	$219	(20)
Restructuring and impairment charges	—	1
Operating profit excluding above item (a)	$175	$220	(21)
Impact of foreign exchange translation			22
Operating profit growth excluding above item, on a constant currency basis (a)			1

(a)	See “Non-GAAP Measures.”
Net revenue decreased 26%, reflecting unfavorable foreign exchange and the impact of the deconsolidation of our Venezuelan businesses, effective as of the end of the third quarter of 2015, which negatively impacted net revenue performance by 19 percentage points and 16 percentage points, respectively. These impacts were partially offset by effective net pricing and volume growth.
Snacks volume grew 3%, reflecting a mid-single-digit increase in Mexico, partially offset by a slight decline in Brazil.
Beverage volume grew 3%, reflecting a double-digit increase in Brazil, a slight increase in Mexico and a mid-single-digit increase in Chile, partially offset by a double-digit decline in Argentina.
Operating profit decreased 20%, reflecting certain operating cost increases, as well as higher commodity costs, which negatively impacted operating profit performance by 22 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials, driven by a strong U.S. dollar. Additionally, the deconsolidation of our Venezuelan businesses negatively impacted operating profit performance by 8 percentage points. These impacts were partially offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Unfavorable foreign exchange translation negatively impacted operating profit performance by 22 percentage points.

Europe Sub-Saharan Africa

	12 Weeks Ended		%
	3/19/2016	3/21/2015	Change
Net revenue	$1,359	$1,496	(9)
Impact of foreign exchange translation			11
Net revenue growth, on a constant currency basis (a)			2

Operating profit	$67	$112	(40)
Restructuring and impairment charges	19	12
Operating profit excluding above item (a)	$86	$124	(30)
Impact of foreign exchange translation			4
Operating profit growth excluding above item, on a constant currency basis (a)			(25)	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue decreased 9%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 11 percentage points. These impacts were partially offset by effective net pricing and volume growth.
Snacks volume grew 1%, primarily reflecting high-single-digit growth in Turkey and low-single-digit growth in the Netherlands, partially offset by mid-single-digit declines in Russia and South Africa and a low-single-digit decline in the United Kingdom.
Beverage volume grew 2%, primarily reflecting double-digit growth in Nigeria, mid-single-digit growth in France, the United Kingdom and Germany and low-single-digit growth in Turkey, partially offset by a mid-single-digit decline in Russia.
Operating profit decreased 40%, reflecting higher commodity costs, which negatively impacted operating profit performance by 33 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials led by a strong U.S. dollar. Additionally, operating profit performance was negatively impacted by certain operating cost increases and higher advertising and marketing expenses, as well as an impairment charge associated with certain production assets in Russia, which negatively impacted operating profit performance by 9 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, the effective net pricing and the volume growth, as well as favorable settlements of promotional spending accruals compared to the prior year, which positively contributed 4 percentage points to operating profit performance. Additionally, items affecting comparability in the above table (see “Items Affecting Comparability”) and unfavorable foreign exchange translation negatively impacted operating profit performance by 10 percentage points and 4 percentage points, respectively.

Asia, Middle East and North Africa

	12 Weeks Ended		%
	3/19/2016	3/21/2015	Change
Net revenue	$1,065	$1,051	1
Impact of foreign exchange translation			5
Net revenue growth, on a constant currency basis (a)			7	(b)

Operating (loss)/profit	$(148)	$230	(164)
Restructuring and impairment charges	5	2
Charge related to the transaction with Tingyi	373	—
Operating profit excluding above items (a)	$230	$232	(1)
Impact of foreign exchange translation			2.5
Operating profit growth excluding above items, on a constant currency basis (a)			1	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
Net revenue increased 1%, reflecting volume growth and effective net pricing. These impacts were partially offset by unfavorable foreign exchange and the impact of refranchising a portion of our beverage business in India, which reduced net revenue growth by 5 percentage points and 1 percentage point, respectively.
Snacks volume grew 6%, reflecting double-digit growth in the Middle East and China, partially offset by low-single-digit declines in India and Australia.
Beverage volume grew 5%, driven by double-digit growth in India, the Philippines and Pakistan, partially offset by a low-single-digit decline in China. Additionally, the Middle East experienced low-single-digit growth.
Operating profit decreased 164%, primarily reflecting an impairment charge to reduce our investment in TAB to its estimated fair value, reflected in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit decreased 1%. This decrease reflects the lapping of a gain from the refranchising of a portion of our beverage business in India, which negatively impacted reported operating profit performance by 17 percentage points. Operating profit performance was also negatively impacted by certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which positively contributed 3 percentage points to reported operating profit performance. Unfavorable foreign exchange negatively impacted operating profit performance by 2.5 percentage points.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to us to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
As of March 19, 2016, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $11.3 billion outside the U.S. As of March 19, 2016, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material. To the extent foreign earnings are repatriated, such amounts would be subject to certain tax liabilities, both in the U.S. and in various applicable foreign jurisdictions.
Operating Activities
During the 12 weeks in 2016, net cash provided by operating activities was $131 million, compared to $270 million in the prior-year period, primarily reflecting higher current year net cash tax payments, including certain withholding taxes. In addition, the working capital change (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation) was consistent with the prior year.
Also see “Free Cash Flow” below for certain other items impacting net cash provided by operating activities.
Investing Activities
During the 12 weeks in 2016, net cash used for investing activities was $1.4 billion, primarily reflecting net purchases of debt securities greater than three months of $1.1 billion and net capital spending of $0.4 billion. See Note 10 to our condensed consolidated financial statements for further discussion of our investments in debt securities.
We expect 2016 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 12 weeks in 2016, net cash provided by financing activities was $0.3 billion, primarily reflecting net proceeds from long-term debt borrowings of $1.3 billion, net proceeds of short-term borrowings of $0.5 billion and proceeds from exercises of stock options of $0.2 billion, partially offset by the return of operating cash flow to our shareholders through dividend payments and share repurchases of $1.7 billion.
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
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow excluding the impact of the items presented below.

	12 Weeks Ended		%
	3/19/2016	3/21/2015	Change
Net cash provided by operating activities	$131	$270	(52)
Capital spending	(389)	(270)
Sales of property, plant and equipment	25	11
Free cash flow	(233)	11	n/m
Discretionary pension contributions	7	—
Payments related to restructuring charges (after-tax)	29	46
Free cash flow excluding above items	$(197)	$57	n/m
n/m = not meaningful
Free cash flow is used primarily to pay dividends and repurchase shares. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of March 19, 2016, the related Condensed Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the twelve weeks ended March 19, 2016 and March 21, 2015. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of December 26, 2015, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for the fiscal year then ended not presented herein; and in our report dated February 11, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 26, 2015, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 18, 2016

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 10 to our condensed consolidated financial statements. In addition, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
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
During our first fiscal quarter of 2016, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Management believes that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. See also “Item 1. Business – Regulatory Environment and Environmental Compliance” and, under “Item 1A. Risk Factors,” “Changes in, or failure to comply with, laws and regulations applicable to our products or our business operations could adversely affect our business, financial condition or results of operations.”, “Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect our business, financial condition or results of operations.”, “Our business, financial condition or results of operations could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of unstable political conditions, civil unrest or other developments and risks in the markets where our products are made, manufactured, distributed or sold.”, “Climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity, may negatively affect our business and operations or damage our reputation.” and “Potential liabilities and costs from litigation or legal proceedings could have an adverse impact on our business, financial condition or results of operations.” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
ITEM 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the first quarter of 2016 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/26/2015				$10,352

12/27/2015-1/23/2016	2.2	$96.69	2.2	(206)
				10,146
1/24/2016-2/20/2016	1.8	$97.50	1.8	(178)
				9,968
2/21/2016-3/19/2016	2.8	$99.80	2.8	(280)
Total	6.8	$98.20	6.8	$9,688

(a)
All shares were repurchased in open market transactions pursuant to the $12 billion repurchase program authorized by our Board of Directors and publicly announced on February 11, 2015, which commenced on July 1, 2015 and expires on June 30, 2018. Such shares may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions or otherwise.

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
The following table summarizes our convertible preferred share repurchases during the first quarter of 2016.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
12/27/2015-1/23/2016	1,100	$493.67	N/A	N/A

1/24/2016-2/20/2016	1,000	$491.44	N/A	N/A

2/21/2016-3/19/2016	800	$500.27	N/A	N/A
Total	2,900	$494.72	N/A	N/A
ITEM 6. Exhibits.

See “Index to Exhibits” on page 48.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	April 18, 2016	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	April 18, 2016	/s/ Tony West
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

Exhibit 4.1
Form of Floating Rate Notes due 2019, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

Exhibit 4.2
Form of 1.500% Senior Notes due 2019, which is incorporated herein by reference to Exhibit 4.2 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

Exhibit 4.3
Form of 2.850% Senior Notes due 2026, which is incorporated herein by reference to Exhibit 4.3 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

Exhibit 4.4
Form of 4.450% Senior Notes due 2046, which is incorporated herein by reference to Exhibit 4.4 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2016.

Exhibit 10.1	Form of Annual Long-Term Incentive Award Agreement.
Exhibit 10.2	PepsiCo Pension Equalization Plan (both the Plan Document for the 409A Program and the Plan Document for the Pre-409A Program), as amended and restated effective as of April 1, 2016.
Exhibit 10.3	PepsiCo Automatic Retirement Contribution Equalization Plan, as amended and restated effective as of April 1, 2016.
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 15	Letter re: Unaudited Interim Financial Information.
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.