Form 10-Q
period 2016-06-11
PEPSICO INC
filed 2016-07-07
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 11, 2016 (24 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of June 29, 2016 was 1,439,157,837.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		24 Weeks Ended
	6/11/2016	6/13/2015	6/11/2016	6/13/2015
Net Revenue	$15,395	$15,923	$27,257	$28,140
Cost of sales	6,830	7,251	11,981	12,754
Gross profit	8,565	8,672	15,276	15,386
Selling, general and administrative expenses	5,584	5,753	10,662	10,654
Amortization of intangible assets	17	19	31	35
Operating Profit	2,964	2,900	4,583	4,697
Interest expense	(255)	(217)	(501)	(428)
Interest income and other	22	14	36	29
Income before income taxes	2,731	2,697	4,118	4,298
Provision for income taxes	718	703	1,160	1,073
Net income	2,013	1,994	2,958	3,225
Less: Net income attributable to noncontrolling interests	8	14	22	24
Net Income Attributable to PepsiCo	$2,005	$1,980	$2,936	$3,201
Net Income Attributable to PepsiCo per Common Share
Basic	$1.39	$1.34	$2.03	$2.16
Diluted	$1.38	$1.33	$2.01	$2.14
Weighted-average common shares outstanding
Basic	1,443	1,476	1,445	1,480
Diluted	1,456	1,491	1,458	1,497
Cash dividends declared per common share	$0.7525	$0.7025	$1.455	$1.3575

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 6/11/2016			24 Weeks Ended 6/11/2016
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$2,013			$2,958
Other comprehensive income
Currency translation adjustment	$760	$—	760	$540	$—	540
Cash flow hedges:
Reclassification of net gains to net income	(8)	2	(6)	(29)	7	(22)
Net derivative losses	(32)	8	(24)	(32)	7	(25)
Pension and retiree medical:
Reclassification of net losses to net income	46	(14)	32	83	(26)	57
Remeasurement of net liabilities and translation	(11)	4	(7)	4	(44)	(40)
Unrealized gains/(losses) on securities	3	(2)	1	(9)	5	(4)
Total other comprehensive income	$758	$(2)	756	$557	$(51)	506
Comprehensive income			2,769			3,464
Comprehensive income attributable to noncontrolling interests			(8)			(22)
Comprehensive Income Attributable to PepsiCo			$2,761			$3,442

	12 Weeks Ended 6/13/2015			24 Weeks Ended 6/13/2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,994			$3,225
Other comprehensive income/(loss)
Currency translation adjustment	$474	$—	474	$(507)	$—	(507)
Cash flow hedges:
Reclassification of net (gains)/losses to net income	(97)	33	(64)	82	(37)	45
Net derivative gains/(losses)	48	(20)	28	(107)	44	(63)
Pension and retiree medical:
Reclassification of net losses to net income	58	(18)	40	109	(35)	74
Remeasurement of net liabilities and translation	(16)	5	(11)	15	(2)	13
Unrealized (losses)/gains on securities	(7)	4	(3)	9	(4)	5
Total other comprehensive income/(loss)	$460	$4	464	$(399)	$(34)	(433)
Comprehensive income			2,458			2,792
Comprehensive income attributable to noncontrolling interests			(13)			(23)
Comprehensive Income Attributable to PepsiCo			$2,445			$2,769

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/11/2016	6/13/2015
Operating Activities
Net income	$2,958	$3,225
Depreciation and amortization	1,044	1,075
Share-based compensation expense	123	144
Restructuring and impairment charges	79	61
Cash payments for restructuring charges	(67)	(107)
Charge related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	373	—
Excess tax benefits from share-based payment arrangements	(84)	(78)
Pension and retiree medical plan expenses	124	215
Pension and retiree medical plan contributions	(155)	(117)
Deferred income taxes and other tax charges and credits	119	42
Change in assets and liabilities:
Accounts and notes receivable	(1,049)	(1,309)
Inventories	(755)	(862)
Prepaid expenses and other current assets	(202)	(264)
Accounts payable and other current liabilities	(73)	197
Income taxes payable	704	648
Other, net	(218)	(109)
Net Cash Provided by Operating Activities	2,921	2,761

Investing Activities
Capital spending	(919)	(832)
Sales of property, plant and equipment	47	26
Acquisitions and investments in noncontrolled affiliates	(4)	(16)
Divestitures	75	74
Short-term investments, by original maturity:
More than three months - purchases	(4,604)	(1,675)
More than three months - maturities	3,786	2,269
Three months or less, net	10	(1)
Other investing, net	1	(3)
Net Cash Used for Investing Activities	(1,608)	(158)

Financing Activities
Proceeds from issuances of long-term debt	2,532	2,487
Payments of long-term debt	(3,083)	(2,054)
Short-term borrowings, by original maturity:
More than three months - proceeds	35	12
More than three months - payments	(11)	(5)
Three months or less, net	2,795	2,240
Cash dividends paid	(2,060)	(1,973)
Share repurchases - common	(1,329)	(2,130)
Share repurchases - preferred	(2)	(2)
Proceeds from exercises of stock options	293	250
Excess tax benefits from share-based payment arrangements	84	78
Other financing	(4)	(2)
Net Cash Used for Financing Activities	(750)	(1,099)
Effect of exchange rate changes on cash and cash equivalents	(13)	(76)
Net Increase in Cash and Cash Equivalents	550	1,428
Cash and Cash Equivalents, Beginning of Year	9,096	6,134
Cash and Cash Equivalents, End of Period	$9,646	$7,562

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	6/11/2016	12/26/2015
ASSETS
Current Assets
Cash and cash equivalents	$9,646	$9,096
Short-term investments	3,733	2,913
Accounts and notes receivable, less allowance: 6/16 - $146 and 12/15 - $130	7,495	6,437
Inventories:
Raw materials	1,512	1,312
Work-in-process	325	161
Finished goods	1,650	1,247
	3,487	2,720
Prepaid expenses and other current assets	1,517	1,865
Total Current Assets	25,878	23,031
Property, plant and equipment	36,229	35,747
Accumulated depreciation	(20,010)	(19,430)
	16,219	16,317
Amortizable Intangible Assets, net	1,274	1,270
Goodwill	14,398	14,177
Other nonamortizable intangible assets	12,073	11,811
Nonamortizable Intangible Assets	26,471	25,988
Investments in Noncontrolled Affiliates	2,002	2,311
Other Assets	867	750
Total Assets	$72,711	$69,667

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$4,774	$4,071
Accounts payable and other current liabilities	13,685	13,507
Total Current Liabilities	18,459	17,578
Long-Term Debt Obligations	30,847	29,213
Other Liabilities	5,873	5,887
Deferred Income Taxes	5,156	4,959
Total Liabilities	60,335	57,637

Commitments and contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(188)	(186)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,441 and 1,448 shares, respectively)	24	24
Capital in excess of par value	3,940	4,076
Retained earnings	51,295	50,472
Accumulated other comprehensive loss	(12,813)	(13,319)
Repurchased common stock, in excess of par value (425 and 418 shares, respectively)	(30,051)	(29,185)
Total PepsiCo Common Shareholders’ Equity	12,395	12,068
Noncontrolling interests	128	107
Total Equity	12,376	12,030
Total Liabilities and Equity	$72,711	$69,667

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	24 Weeks Ended
	6/11/2016		6/13/2015
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(186)	(0.7)	(181)
Redemptions	—	(2)	—	(2)
Balance, end of period	(0.7)	(188)	(0.7)	(183)
Common Stock
Balance, beginning of year	1,448	24	1,488	25
Repurchased common stock	(7)	—	(16)	—
Balance, end of period	1,441	24	1,472	25
Capital in Excess of Par Value
Balance, beginning of year		4,076		4,115
Share-based compensation expense		125		145
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(155)		(170)
Withholding tax on RSUs, PSUs and PEPunits converted		(102)		(112)
Other		(4)		(5)
Balance, end of period		3,940		3,973
Retained Earnings
Balance, beginning of year		50,472		49,092
Net income attributable to PepsiCo		2,936		3,201
Cash dividends declared – common		(2,113)		(2,025)
Balance, end of period		51,295		50,268
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,319)		(10,669)
Other comprehensive income/(loss) attributable to PepsiCo		506		(432)
Balance, end of period		(12,813)		(11,101)
Repurchased Common Stock
Balance, beginning of year	(418)	(29,185)	(378)	(24,985)
Share repurchases	(14)	(1,369)	(23)	(2,180)
Stock option exercises, RSUs, PSUs and PEPunits converted	7	501	7	470
Other	—	2	—	4
Balance, end of period	(425)	(30,051)	(394)	(26,691)
Total PepsiCo Common Shareholders’ Equity		12,395		16,474
Noncontrolling Interests
Balance, beginning of year		107		110
Net income attributable to noncontrolling interests		22		24
Currency translation adjustment		—		(1)
Other, net		(1)		(1)
Balance, end of period		128		132
Total Equity		$12,376		$16,464

(a)	Includes total tax benefits of $56 million in 2016 and $52 million in 2015.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of June 11, 2016 and Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 24 weeks ended June 11, 2016 and June 13, 2015, and the Condensed Consolidated Statements of Cash Flows and Equity for the 24 weeks ended June 11, 2016 and June 13, 2015 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 24 weeks ended June 11, 2016 are not necessarily indicative of the results expected for the full year.
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
While our financial results in the United States and Canada (North America) are reported on a 12-week basis, most of our international operations report on a monthly calendar basis for which the months of March, April and May are reflected in our second quarter results.
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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Reclassifications were made to the prior year’s amounts to conform to the current year presentation, including the presentation of certain functional support costs associated with the manufacturing and production of our products within cost of sales. These costs were previously included in selling, general and administrative expenses. In the 12 and 24 weeks ended June 13, 2015, these reclassifications resulted in an increase in cost of sales of $84 million and $145 million, respectively, with a corresponding reduction to gross profit and selling, general and administrative expenses in the same periods. These reclassifications reflect changes in how we are classifying costs of certain support functions as a result of ongoing productivity and efficiency initiatives. These reclassifications had no impact on our consolidated net revenue, operating profit, net interest expense, provision for income taxes, net income or earnings per share.

Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	North America Beverages (NAB), which includes all of our beverage businesses in North America;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.
Net revenue and operating profit of each division are as follows:

	12 Weeks Ended		24 Weeks Ended
Net Revenue	6/11/2016	6/13/2015	6/11/2016	6/13/2015
FLNA	$3,564	$3,452	$6,982	$6,771
QFNA	561	546	1,178	1,185
NAB	5,145	5,113	9,506	9,411
Latin America (a)	1,717	2,224	2,759	3,638
ESSA	2,660	2,813	4,019	4,309
AMENA	1,748	1,775	2,813	2,826
Total division	$15,395	$15,923	$27,257	$28,140

	12 Weeks Ended		24 Weeks Ended
Operating Profit	6/11/2016	6/13/2015	6/11/2016	6/13/2015
FLNA	$1,083	$1,007	$2,101	$1,927
QFNA (b)	146	132	312	231
NAB	881	833	1,366	1,286
Latin America (a)	242	355	417	574
ESSA	337	350	404	462
AMENA (c)	383	373	235	603
Total division	3,072	3,050	4,835	5,083
Corporate Unallocated
Mark-to-market net gains	100	39	146	38
Restructuring and impairment charges	(1)	(1)	(4)	(7)
Other	(207)	(188)	(394)	(417)
	$2,964	$2,900	$4,583	$4,697

(a)
Effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments using the cost method of accounting. Beginning with the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses.

(b)	Operating profit for QFNA for the 24 weeks ended June 13, 2015 included a pre-tax impairment charge of $65 million associated with our Müller Quaker Dairy (MQD) joint venture investment.

(c)
Operating profit for AMENA for the 24 weeks ended June 11, 2016 includes a pre- and after-tax impairment charge of $373 million to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value. Operating profit for AMENA for the 24 weeks ended June 13, 2015 included a pre-tax gain of $39 million associated with refranchising a portion of our bottling operations in India.

Total assets of each division are as follows:

	Total Assets
	6/11/2016	12/26/2015
FLNA	$5,640	$5,375
QFNA	847	872
NAB	29,291	28,128
Latin America	4,505	4,284
ESSA	12,894	12,225
AMENA	5,628	5,901
Total division	58,805	56,785
Corporate (a)	13,906	12,882
	$72,711	$69,667

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment, and pension and tax assets.
Note 2 - Recent Accounting Pronouncements - Not Yet Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In 2016, the FASB issued guidance that eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the ability to exercise significant influence is achieved. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the timing of adoption of this guidance.
In 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets, but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In 2016, the FASB issued guidance that requires companies to measure investments in certain equity securities at fair value and recognize any changes in fair value in net income. The guidance is effective in 2018 and early adoption is not permitted. We are currently evaluating the impact of this guidance on our financial statements.
In 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. We are currently evaluating the timing of adoption of this guidance.
In 2015, the FASB issued guidance that changes the subsequent measurement for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are currently evaluating the timing of adoption of this guidance.
In 2014, the FASB issued guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The guidance provides an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption, and have not yet selected a transition approach.
Note 3 - Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2016	6/13/2015	6/11/2016	6/13/2015
2014 Productivity Plan	$49	$21	$79	$51
2012 Productivity Plan	—	4	—	10
Total restructuring and impairment charges	49	25	79	61
Other productivity initiatives (a)	(3)	10	(2)	10
Total restructuring and impairment charges and other productivity initiatives	$46	$35	$77	$71

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
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

In the 12 weeks ended June 11, 2016 and June 13, 2015, we incurred restructuring charges of $49 million ($31 million after-tax or $0.02 per share) and $21 million ($16 million after-tax or $0.01 per share), respectively. In the 24 weeks ended June 11, 2016 and June 13, 2015, we incurred restructuring charges of $79 million ($56 million after-tax or $0.04 per share) and $51 million ($39 million after-tax or $0.03 per share), respectively. All of these net charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. The majority of the restructuring accrual at June 11, 2016 is expected to be paid by the end of 2016.
A summary of our 2014 Productivity Plan charges by segment is as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2016	6/13/2015	6/11/2016	6/13/2015
FLNA (a)	$3	$2	$(1)	$8
QFNA	1	—	1	1
NAB	6	7	13	14
Latin America	28	5	28	6
ESSA	8	4	27	13
AMENA	2	2	7	4
Corporate	1	1	4	5
	$49	$21	$79	$51

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.
A summary of our 2014 Productivity Plan activity for the 24 weeks ended June 11, 2016 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 26, 2015	$61	$—	$20	$81
2016 restructuring charges	42	16	21	79
Cash payments	(20)	—	(30)	(50)
Non-cash charges and translation	3	(16)	1	(12)
Liability as of June 11, 2016	$86	$—	$12	$98
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
In the 12 weeks ended June 13, 2015, we incurred restructuring charges of $4 million ($3 million after-tax with a nominal amount per share). In the 24 weeks ended June 13, 2015, we incurred restructuring charges of $10 million ($9 million after-tax or $0.01 per share). All of these charges were recorded in selling, general and administrative expenses and primarily related to severance and other employee-related costs and contract termination costs. Cash payments in the 24 weeks ended June 11, 2016 were $17 million. We do not expect any further charges associated with our 2012 Productivity Plan. Substantially all of the restructuring accrual of $20 million at June 11, 2016 is expected to be paid by the end of 2016.

A summary of our 2012 Productivity Plan charges by segment is as follows:

	6/13/2015
	12 Weeks Ended	24 Weeks Ended
FLNA	$—	$—
QFNA	—	—
NAB	—	1
Latin America	—	—
ESSA	3	6
AMENA	1	1
Corporate	—	2
	$4	$10
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	6/11/2016			12/26/2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$838	$(101)	$737	$820	$(92)	$728
Reacquired franchise rights	106	(101)	5	105	(99)	6
Brands	1,302	(995)	307	1,298	(987)	311
Other identifiable intangibles	537	(312)	225	526	(301)	225
	$2,783	$(1,509)	$1,274	$2,749	$(1,479)	$1,270

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/26/2015		6/11/2016
FLNA
Goodwill	$267	$11	$278
Brands	22	2	24
	289	13	302

QFNA
Goodwill	175	—	175

NAB
Goodwill	9,754	41	9,795
Reacquired franchise rights	7,042	69	7,111
Acquired franchise rights	1,507	14	1,521
Brands	108	—	108
	18,411	124	18,535

Latin America
Goodwill	521	16	537
Brands	137	7	144
	658	23	681

ESSA
Goodwill	3,042	159	3,201
Reacquired franchise rights	488	15	503
Acquired franchise rights	190	4	194
Brands	2,212	153	2,365
	5,932	331	6,263

AMENA
Goodwill	418	(6)	412
Brands	105	(2)	103
	523	(8)	515

Total goodwill	14,177	221	14,398
Total reacquired franchise rights	7,530	84	7,614
Total acquired franchise rights	1,697	18	1,715
Total brands	2,584	160	2,744
	$25,988	$483	$26,471

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	6/11/2016	12/26/2015
Balance, beginning of year	$1,547	$1,587
Additions for tax positions related to the current year	107	248
Additions for tax positions from prior years	14	122
Reductions for tax positions from prior years	(35)	(261)
Settlement payments	(9)	(78)
Statutes of limitations expiration	(16)	(34)
Translation and other	(6)	(37)
Balance, end of period	$1,602	$1,547
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
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		24 Weeks Ended
	6/11/2016	6/13/2015	6/11/2016	6/13/2015
Share-based compensation expense - equity awards	$54	$68	$123	$144
Share-based compensation expense - liability awards	1	—	3	—
Restructuring and impairment charges	1	1	2	1
Total	$56	$69	$128	$145
For the 12 weeks ended June 11, 2016 and June 13, 2015, our grants of stock options, restricted stock units (RSUs), performance stock units (PSUs), PepsiCo equity performance units (PEPunits) and long-term cash awards were nominal.
The following table summarizes share-based awards granted under the terms of our 2007 Long-Term Incentive Plan:

	24 Weeks Ended
	6/11/2016		6/13/2015
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	1.5	$98.75	1.6	$99.25
RSUs and PSUs	2.9	$98.83	2.6	$99.25
PEPunits	—	$—	0.3	$99.25

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $17 million during the 24 weeks ended June 11, 2016.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	24 Weeks Ended
	6/11/2016	6/13/2015
Expected life	6 years	7 years
Risk-free interest rate	1.5%	1.8%
Expected volatility	12%	15%
Expected dividend yield	2.7%	2.7%
Note 7 - Pension and Retiree Medical Benefits
Effective as of the beginning of 2016, we prospectively changed the method we use to estimate the service and interest cost components of pension and retiree medical expense. The pre-tax reduction in net periodic benefit cost associated with this change in the 12 and 24 weeks ended June 11, 2016 was $29 million ($19 million after-tax or $0.01 per share) and $57 million ($37 million after-tax or $0.03 per share), respectively. See “Pension and Retiree Medical Plans” in “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on this change in accounting estimate.
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	6/11/2016	6/13/2015	6/11/2016	6/13/2015	6/11/2016	6/13/2015
	U.S.		International
Service cost	$90	$100	$21	$26	$7	$8
Interest cost	112	126	24	29	10	12
Expected return on plan assets	(192)	(197)	(42)	(45)	(6)	(6)
Amortization of prior service credit	—	—	—	—	(8)	(9)
Amortization of net losses/(gains)	39	48	10	18	(1)	1
	49	77	13	28	2	6
Settlement/curtailment loss	—	—	6	—	—	—
Special termination benefits	1	1	—	—	—	—
Total expense	$50	$78	$19	$28	$2	$6

	24 Weeks Ended
	Pension				Retiree Medical
	6/11/2016	6/13/2015	6/11/2016	6/13/2015	6/11/2016	6/13/2015
	U.S.		International
Service cost	$181	$201	$36	$45	$14	$16
Interest cost	223	252	42	51	19	24
Expected return on plan assets	(384)	(393)	(73)	(78)	(11)	(12)
Amortization of prior service credit	—	(1)	—	—	(17)	(18)
Amortization of net losses/(gains)	77	95	18	32	(1)	1
	97	154	23	50	4	11
Settlement/curtailment loss	—	—	6	—	—	—
Special termination benefits	1	5	—	—	—	1
Total expense	$98	$159	$29	$50	$4	$12
We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans. During the first quarter of 2016, we made discretionary contributions of $7 million to our international pension plans. There were no discretionary contributions made in the second quarter of 2016. In addition, there were no discretionary contributions made in the first or second quarters of 2015.
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
In the 24 weeks ended June 11, 2016, $3.1 billion of senior notes matured and were paid.
In the second quarter of 2016, we entered into a new five-year unsecured revolving credit agreement (Five-Year Credit Agreement) which expires on June 6, 2021. The Five-Year Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. Additionally, we may, once a year, request renewal of the agreement for an additional one-year period.
Also in the second quarter of 2016, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on June 5, 2017. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7225 billion five-year credit agreement dated as of June 8, 2015 and our $3.7225 billion 364-day credit agreement dated as of June 8, 2015. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of June 11, 2016, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of June 11, 2016, we had $3.6 billion of commercial paper outstanding and $2.7 billion of non-cancelable purchase commitments. For further information on our long-term contractual commitments, see Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended		24 Weeks Ended
	6/11/2016	6/13/2015	6/11/2016	6/13/2015	Affected Line Item in the Condensed Consolidated Statement of Income
(Gains)/Losses on cash flow hedges:
Foreign exchange contracts	$1	$(2)	$1	$(2)	Net revenue
Foreign exchange contracts	(13)	(20)	(34)	(42)	Cost of sales
Interest rate derivatives	1	(81)	(2)	112	Interest expense
Commodity contracts	2	3	3	8	Cost of sales
Commodity contracts	1	3	3	6	Selling, general and administrative expenses
Net (gains)/losses before tax	(8)	(97)	(29)	82
Tax amounts	2	33	7	(37)
Net (gains)/losses after tax	$(6)	$(64)	$(22)	$45

Pension and retiree medical items:
Amortization of prior service credit (a)	$(8)	$(9)	$(17)	$(19)
Amortization of net losses (a)	48	67	94	128
Settlement/curtailment (a)	6	—	6	—
Net losses before tax	46	58	83	109
Tax amounts	(14)	(18)	(26)	(35)
Net losses after tax	$32	$40	$57	$74

Total net losses/(gains) reclassified for the period, net of tax	$26	$(24)	$35	$119

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments
Derivatives
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
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

Our open commodity derivative contracts had a notional value of $0.8 billion as of June 11, 2016 and $1.0 billion as of December 26, 2015.
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
Our foreign currency derivatives had a total notional value of $1.8 billion as of June 11, 2016 and $2.1 billion as of December 26, 2015. Ineffectiveness for derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all losses and gains were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
Interest Rates
We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. We use various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, Treasury locks and swap locks to manage our overall interest expense and foreign exchange risk. These instruments effectively change the interest rate and currency of specific debt issuances. Certain of our fixed rate indebtedness have been swapped to floating rates. The notional amount, interest payment and maturity date of the interest rate and cross-currency interest rate swaps match the principal, interest payment and maturity date of the related debt. Our Treasury locks and swap locks are entered into to protect against unfavorable interest rate changes relating to forecasted debt transactions.
The notional values of the interest rate derivative instruments outstanding as of June 11, 2016 and December 26, 2015 were $10.9 billion and $12.5 billion, respectively. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of June 11, 2016, approximately 37% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 33% as of December 26, 2015.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of June 11, 2016 and December 26, 2015 were not material. The pre-tax unrealized gains on our investments in marketable equity securities were $104 million and $115 million as of June 11, 2016 and December 26, 2015, respectively.
Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges on our available-for-sale securities for the 12 and 24 weeks ended June 11, 2016 and June 13, 2015.
Tingyi-Asahi Beverages Holding Co. Ltd.
During the first quarter of 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in our assumptions associated with TAB’s future financial performance arising from the recent disclosure by TAB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the first quarter of 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses in our Condensed Consolidated Statement of Income and reduced the value of our 5% indirect equity interest in TAB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in TAB was $166 million as of June 11, 2016. We continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB. See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fair Value Measurements
The fair values of our financial assets and liabilities as of June 11, 2016 and December 26, 2015 are categorized as follows:

	6/11/2016		12/26/2015
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$117	$—	$127	$—
Debt securities (c)	8,950	—	7,231	—
	$9,067	$—	$7,358	$—
Short-term investments (d)	$187	$—	$193	$—
Prepaid forward contracts (e)	$27	$—	$27	$—
Deferred compensation (f)	$—	$465	$—	$474
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$194	$—	$129	$12
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$20	$27	$76	$6
Interest rate (g)	—	308	—	311
Commodity (i)	4	1	—	7
	$24	$336	$76	$324
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$—	$20	$8	$10
Interest rate (g)	44	54	44	56
Commodity (i)	54	35	12	141
	$98	$109	$64	$207
Total derivatives at fair value (j)	$316	$445	$269	$543
Total	$9,597	$910	$7,847	$1,017

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of June 11, 2016, $5.5 billion and $3.5 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 26, 2015, $4.5 billion and $2.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of our available-for-sale debt securities have maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of June 11, 2016 and December 26, 2015, amounts related to non-designated instruments are presented on a net basis on our Condensed Consolidated Balance Sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our Condensed Consolidated Balance Sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the Condensed Consolidated Balance Sheet as of June 11, 2016 and December 26, 2015 were immaterial. Collateral received against any of our asset positions was immaterial.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of June 11, 2016 and December 26, 2015 was $38 billion and $35 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Pre-tax losses/(gains) on our derivative instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/11/2016	6/13/2015	6/11/2016	6/13/2015	6/11/2016	6/13/2015
Foreign exchange	$5	$24	$24	$15	$(12)	$(22)
Interest rate	(10)	30	13	(65)	1	(81)
Commodity	(59)	13	(5)	2	3	6
Total	$(64)	$67	$32	$(48)	$(8)	$(97)

	24 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	6/11/2016	6/13/2015	6/11/2016	6/13/2015	6/11/2016	6/13/2015
Foreign exchange	$38	$16	$40	$(26)	$(33)	$(44)
Interest rate	(79)	7	(3)	129	(2)	112
Commodity	(55)	67	(5)	4	6	14
Total	$(96)	$90	$32	$107	$(29)	$82

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

Based on current market conditions, we expect to reclassify net losses of $23 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	6/11/2016		6/13/2015
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$2,005		$1,980
Preferred shares:
Dividends	—		—
Redemption premium	(1)		(1)
Net income available for PepsiCo common shareholders	$2,004	1,443	$1,979	1,476
Basic net income attributable to PepsiCo per common share	$1.39		$1.34
Net income available for PepsiCo common shareholders	$2,004	1,443	$1,979	1,476
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (b)	—	12	—	14
Employee stock ownership plan (ESOP) convertible preferred stock	1	1	1	1
Diluted	$2,005	1,456	$1,980	1,491
Diluted net income attributable to PepsiCo per common share	$1.38		$1.33

	24 Weeks Ended
	6/11/2016		6/13/2015
	Income	Shares (a)	Income	Shares (a)
Net income attributable to PepsiCo	$2,936		$3,201
Preferred shares:
Dividends	—		—
Redemption premium	(2)		(2)
Net income available for PepsiCo common shareholders	$2,934	1,445	$3,199	1,480
Basic net income attributable to PepsiCo per common share	$2.03		$2.16
Net income available for PepsiCo common shareholders	$2,934	1,445	$3,199	1,480
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (b)	—	12	—	16
ESOP convertible preferred stock	2	1	2	1
Diluted	$2,936	1,458	$3,201	1,497
Diluted net income attributable to PepsiCo per common share	$2.01		$2.14

(a)	Weighted-average common shares outstanding (in millions).

(b)
For the 12 weeks ended June 11, 2016, the calculation of diluted earnings per common share was unadjusted because there were no out-of-the-money options during the period. For the 24 weeks ended June 11, 2016, options to purchase 1.4 million shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $98.99. For the 12 and 24 weeks ended June 13, 2015, options to purchase 1.6 million shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $99.25.

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
Sales Incentives and Advertising and Marketing Costs
We offer sales incentives and discounts through various programs to customers and consumers. These incentives and discounts are primarily accounted for as a reduction of revenue. A number of our sales incentives, such as bottler funding to independent bottlers and customer volume rebates, are based on annual targets, and accruals are established during the year for the expected payout. These accruals are based on contract terms and our historical experience with similar programs and require management’s judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. Certain advertising and marketing costs are also based on annual targets.
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
Pension and Retiree Medical Plans
Effective as of the beginning of 2016, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for our U.S. and the majority of our significant international pension and retiree medical plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation (or accumulated post-retirement benefit obligation for the retiree medical plans) at the beginning of the period. We have now elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates, which we believe will result in a more precise measurement of service and interest costs. This change does not affect the measurement of our benefit obligation. We have accounted for this change in estimate on a prospective basis as of the beginning of 2016. The pre-tax reduction in net periodic benefit cost associated with this change in the 12 and 24 weeks ended June 11, 2016 was $29 million ($19 million after-tax or $0.01 per share) and $57 million ($37 million after-tax or $0.03 per share), respectively. We expect this change to result in a pre-tax reduction in net periodic benefit cost of approximately $125 million for the full year 2016.
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
Our Business Risks
This Quarterly Report on Form 10-Q (Form 10-Q) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences or otherwise; changes in, or failure to comply with, applicable laws and regulations; imposition of new or increased taxes, disagreements with tax authorities or additional tax liabilities; PepsiCo’s ability to compete effectively; PepsiCo’s ability to grow its business in developing and emerging markets or unstable political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; unfavorable economic conditions in the countries in which PepsiCo operates; increased costs, disruption of supply or shortages of raw materials and other supplies; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that could result in an impairment charge; PepsiCo’s ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of any key customer or changes to the retail landscape; any downgrade or potential downgrade of PepsiCo’s credit ratings; the ability to protect information systems against, or effectively respond to, cyber attacks or other cyber incidents or other disruption; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; potential impacts of climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; infringement of intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo’s common stock and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 24 weeks ended June 11, 2016, our operations outside of North America reflect the months of January through May. In the 24 weeks ended June 11, 2016, our operations outside of the U.S. generated 39% of our net revenue, with Mexico, Canada, Russia, the United Kingdom and Brazil comprising approximately 18% of our net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In each of the 12 and 24 weeks ended June 11, 2016, unfavorable foreign exchange negatively impacted net revenue performance by 4 percentage points, primarily due to the Mexican peso, Russian ruble, Brazilian real, Canadian dollar and the Argentine peso. Currency declines against the U.S. dollar could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Russia, China, Brazil, Greece and the Middle East, and currency fluctuations in certain of these international markets continue to result in challenging operating environments. We are also monitoring the economic and political developments related to the recent referendum in the United Kingdom to leave the European Union, and the potential impact, if any, for the ESSA segment and our other businesses. Also, regulatory initiatives, including the imposition or proposed imposition of new or increased taxes or other measures that could limit sales of our products, continue to intensify and could adversely affect our business, financial condition or results of operations.
We continue to monitor the economic, operating and political environment in Russia closely. In the 24 weeks ended June 11, 2016 and June 13, 2015, total net revenue generated by our operations in Russia represented 4% of our net revenue. As of June 11, 2016, our long-lived assets in Russia were $4.0 billion.
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
As a result of these factors, we concluded that, effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries and we no longer had significant influence over our beverage joint venture with our franchise bottler in Venezuela. Therefore, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We reduced the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the second quarter of 2016.
Beginning with the fourth quarter of 2015, our financial results have not included the results of our Venezuelan businesses. We do not have any guarantees related to our Venezuelan entities, and our ongoing contractual commitments to our Venezuelan businesses are not material. We will recognize income from dividends and sales of inventory to our Venezuelan entities, which have not been and are not expected to be material, to the extent cash in U.S. dollars is received. We did not receive any cash in U.S. dollars from our Venezuelan entities during 2016. We will continue to monitor the conditions in Venezuela and their impact on our accounting and disclosures.
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of June 11, 2016 and December 26, 2015. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For each of the 12 and 24 weeks ended June 11, 2016, total servings increased 2%. For each of the 12 and 24 weeks ended June 13, 2015, total servings increased slightly. Servings growth in 2016 reflects an adjustment to 2015 results for divestitures and other structural changes, including the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015.
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

Total Net Revenue and Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/11/2016	6/13/2015	Change	6/11/2016	6/13/2015	Change
Total net revenue	$15,395	$15,923	(3)%	$27,257	$28,140	(3)%
Operating profit
FLNA	$1,083	$1,007	8%	$2,101	$1,927	9%
QFNA	146	132	11%	312	231	35%
NAB	881	833	6%	1,366	1,286	6%
Latin America	242	355	(32)%	417	574	(27)%
ESSA	337	350	(4)%	404	462	(13)%
AMENA	383	373	3%	235	603	(61)%
Corporate Unallocated
Mark-to-market net gains	100	39		146	38
Restructuring and impairment charges	(1)	(1)		(4)	(7)
Other	(207)	(188)		(394)	(417)
	$(108)	$(150)	(28)%	$(252)	$(386)	(35)%
Total operating profit	$2,964	$2,900	2%	$4,583	$4,697	(2)%

Total operating profit margin	19.2%	18.2%	1.0	16.8%	16.7%	0.1
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
On a reported basis, total operating profit increased 2% and operating profit margin increased 1.0 percentage point. Operating profit growth was primarily driven by planned cost reductions across a number of expense categories, effective net pricing and volume growth. These impacts were partially offset by certain operating cost increases, unfavorable foreign exchange and higher advertising and marketing expenses. In addition, the deconsolidation of our Venezuelan businesses reduced operating profit growth by 2.5 percentage points. Commodity inflation had a nominal impact on operating profit growth, with inflation in the ESSA and Latin America segments largely offset by deflation in the NAB, FLNA, QFNA and AMENA segments. Other corporate unallocated expenses increased 10%, primarily due to a contribution to The PepsiCo Foundation, Inc. to fund charitable and social programs and higher foreign exchange transaction losses, partially offset by decreased corporate expenses, including pension expense reflecting the reduction in net periodic benefit cost associated with the change to the full yield curve approach. Items affecting comparability (see “Items Affecting Comparability”) increased operating profit growth by 1 percentage point and total operating profit margin by 0.2 percentage points.
24 Weeks
On a reported basis, total operating profit decreased 2% and operating profit margin increased 0.1 percentage points. Operating profit performance was primarily driven by certain operating cost increases, higher advertising and marketing expenses and unfavorable foreign exchange, as well as the deconsolidation of our Venezuelan businesses, which negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, effective net pricing and volume growth. The impact of recording an impairment charge in the QFNA segment in the prior year and ceasing the operations of our MQD joint venture positively contributed 2 percentage points to operating profit performance. Commodity deflation positively contributed 1 percentage point to operating profit performance, primarily attributable to deflation in the NAB, FLNA, QFNA and AMENA segments, partially offset by inflation in the Latin America and ESSA segments. Other corporate unallocated expenses decreased 6%, primarily due to lower corporate expenses including pension expense, partially offset by the contributions to The PepsiCo Foundation, Inc. and higher foreign exchange transaction losses. Items affecting comparability (see “Items Affecting Comparability”) negatively impacted operating profit performance by 6 percentage points, primarily reflecting an impairment charge to reduce our 5% indirect equity interest in TAB to its estimated fair value, and decreased total operating profit margin by 1.0 percentage point.
Other Consolidated Results

	12 Weeks Ended					24 Weeks Ended
	6/11/2016		6/13/2015	Change		6/11/2016		6/13/2015	Change
Interest expense, net	$(233)		$(203)	$(30)		$(465)		$(399)	$(66)
Tax rate	26.3%		26.1%			28.2%		25.0%
Net income attributable to PepsiCo	$2,005		$1,980	1%		$2,936		$3,201	(8)%
Net income attributable to PepsiCo per common share - diluted	$1.38		$1.33	4%		$2.01		$2.14	(6)%
Mark-to-market net gains	(0.04)		(0.02)			(0.06)		(0.02)
Restructuring and impairment charges	0.02		0.01			0.04		0.03
Charge related to the transaction with Tingyi	—		—			0.26		—
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.35	(b)	$1.32	2%		$2.24	(b)	$2.15	4%
Impact of foreign exchange translation				3.5					4
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)				6%	(b)				8%

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.
12 Weeks
Net interest expense increased $30 million, primarily reflecting higher average debt balances, partially offset by higher gains on the market value of investments used to economically hedge a portion of our deferred compensation costs and higher interest income due to higher average cash balances.
The reported tax rate increased 0.2 percentage points, primarily reflecting unfavorable income mix shift.
Net income attributable to PepsiCo increased 1% and net income attributable to PepsiCo per common share increased 4%. The deconsolidation of our Venezuelan businesses reduced both net income attributable to PepsiCo and net income attributable to PepsiCo per common share growth by 3 percentage points. In addition, items affecting comparability (see “Items Affecting Comparability”) positively contributed 1 percentage point to both net income attributable to PepsiCo and net income attributable to PepsiCo per common share.

24 Weeks
Net interest expense increased $66 million, primarily reflecting higher average debt balances and lower gains on the market value of investments used to economically hedge a portion of our deferred compensation costs, partially offset by higher interest income due to higher average cash balances.
The reported tax rate increased 3.2 percentage points, primarily reflecting the impairment charge to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value which had no corresponding tax benefit.
Net income attributable to PepsiCo decreased 8% and net income attributable to PepsiCo per common share decreased 6%. The deconsolidation of our Venezuelan businesses negatively impacted both net income attributable to PepsiCo and net income attributable to PepsiCo per common share performance by 2 percentage points. In addition, items affecting comparability (see “Items Affecting Comparability”) negatively impacted both net income attributable to PepsiCo and net income attributable to PepsiCo per common share by 10 percentage points.
Non-GAAP Measures
Certain financial measures contained in this Form 10-Q adjust for the impact of specified items and are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance and as a factor in determining compensation for certain employees. We believe presenting non-GAAP financial measures in this Form 10-Q provides additional information to facilitate comparison of our historical operating results and trends in our underlying operating results, and provides additional transparency on how we evaluate our business. We also believe presenting these measures in this Form 10-Q allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.
We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Examples of items for which we may make adjustments include: amounts related to mark-to-market gains or losses (non-cash); gains or losses associated with mergers, acquisitions, divestitures and other structural changes; charges related to restructuring programs; asset impairments (non-cash); amounts related to the resolution of tax positions; pension and retiree medical related items; and remeasurements of net monetary assets. See below and “Items Affecting Comparability” for a description of adjustments to our U.S. GAAP financial measures in this Form 10-Q.
Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
The following non-GAAP financial measures are contained in this Form 10-Q:

•
operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share - diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue; and

•	free cash flow.

Operating Profit, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share - Diluted, Adjusted for Items Affecting Comparability
Operating profit, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share - diluted, adjusted for items affecting comparability, each excludes the net impact of mark-to-market gains on centrally managed commodities that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 and 2012 Productivity Plans, and a charge related to the transaction with Tingyi (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on these measures on a constant currency basis, which measures our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
Organic Revenue
We define organic revenue as net revenue adjusted for the impact of foreign exchange translation, as well as the impact from acquisitions, divestitures and other structural changes, including the Venezuela deconsolidation, for the comparable period. The Venezuela deconsolidation impact excludes the results of our Venezuelan businesses for 2015. We believe organic revenue provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year. See “Organic Revenue Growth.”
In addition, our fiscal 2016 results will include an extra week of results (the 53rd reporting week). Organic revenue will exclude the impact of the 53rd reporting week in the fourth quarter of 2016.
Free Cash Flow
We define free cash flow as net cash provided by operating activities less capital spending, plus sales of property, plant and equipment. Since net capital spending is essential to our product innovation initiatives and maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider net capital spending when evaluating our cash from operating activities. Free cash flow is used by us primarily for financing activities, including debt repayments, dividends and share repurchases. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from the measure.
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended		24 Weeks Ended
	6/11/2016	6/13/2015	6/11/2016	6/13/2015
Operating profit
Mark-to-market net gains/(losses) recognized in cost of sales	$63	$2	$81	$(16)
Mark-to-market net gains recognized in selling, general and administrative expenses	37	37	65	54
Mark-to-market net impact	$100	$39	$146	$38
Restructuring and impairment charges	$(49)	$(25)	$(79)	$(61)
Charge related to the transaction with Tingyi	$—	$—	$(373)	$—
Provision for income taxes
Mark-to-market net impact	$35	$12	$52	$12
Restructuring and impairment charges	$(15)	$(6)	$(20)	$(13)
Net income attributable to noncontrolling interests
Restructuring and impairment charges	$(3)	$—	$(3)	$—
Net income attributable to PepsiCo
Mark-to-market net impact	$65	$27	$94	$26
Restructuring and impairment charges	$(31)	$(19)	$(56)	$(48)
Charge related to the transaction with Tingyi	$—	$—	$(373)	$—
Net income attributable to PepsiCo per common share – diluted
Mark-to-market net impact	$0.04	$0.02	$0.06	$0.02
Restructuring and impairment charges	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Charge related to the transaction with Tingyi	$—	$—	$(0.26)	$—
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

Restructuring and Impairment Charges
In connection with our 2014 Productivity Plan, we expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
First quarter 2016	30		22
Second quarter 2016	49		28
	658		390
Remainder of 2016 (expected)	65		98
2017 - 2019 (expected)	267		217
	$990	(a)	$705

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
See Note 3 to our condensed consolidated financial statements for further information related to our 2014 and 2012 Productivity Plans.
Charge Related to the Transaction with Tingyi
In the first quarter of 2016, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value. See Note 10 to our condensed consolidated financial statements for further information.
Results of Operations – Division Review
The results and discussions below are based on how our Chief Executive Officer monitors the performance of our divisions. Accordingly, volume growth measures exclude the 2015 results of divestitures and other structural changes, including our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015. See “Non-GAAP Measures” and “Items Affecting Comparability” for a discussion of items to consider when evaluating our results and related information regarding non-GAAP measures.
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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
6/11/2016	$3,564	$561	$5,145	$1,717	$2,660	$1,748	$15,395
6/13/2015	$3,452	$546	$5,113	$2,224	$2,813	$1,775	$15,923
% Impact of:
Volume (a)	2%	3%	(1)%	1%	2.5%	7%	2%
Effective net pricing (b)	1	—	2	7	1	(3)	2
Foreign exchange translation	—	(0.5)	—	(12)	(9)	(5)	(4)
Acquisitions and divestitures	—	—	—	(0.5)	—	—	—
Venezuela deconsolidation (c)	—	—	—	(19)	—	—	(2.5)
Reported Growth (d)	3%	3%	1%	(23)%	(5)%	(1.5)%	(3)%

Net Revenue
24 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
6/11/2016	$6,982	$1,178	$9,506	$2,759	$4,019	$2,813	$27,257
6/13/2015	$6,771	$1,185	$9,411	$3,638	$4,309	$2,826	$28,140
% Impact of:
Volume (a)	2%	0.5%	—%	2%	2%	6%	2%
Effective net pricing (b)	2	—	1	7	1	(1)	2
Foreign exchange translation	(0.5)	(1)	(0.5)	(15)	(9)	(5)	(4)
Acquisitions and divestitures	—	—	—	(0.5)	—	—	—
Venezuela deconsolidation (c)	—	—	—	(18)	—	—	(2)
Reported Growth (d)	3%	(1)%	1%	(24)%	(7)%	—%	(3)%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Represents the impact of the exclusion of the 2015 results of our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015.

(d)	Amounts may not sum due to rounding.

Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 6/11/2016	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	3%	1%	(23)%	(5)%	(1.5)%	(3)%
% Impact of:
Foreign exchange translation	—	0.5	—	12	9	5	4
Acquisitions and divestitures	—	—	—	0.5	—	—	—
Venezuela deconsolidation (a)	—	—	—	19	—	—	2.5
Organic Growth (b)	4%	3%	1%	9%	3%	4%	3%

24 Weeks Ended 6/11/2016	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(1)%	1%	(24)%	(7)%	—%	(3)%
% Impact of:
Foreign exchange translation	0.5	1	0.5	15	9	5	4
Acquisitions and divestitures	—	—	—	0.5	—	—	—
Venezuela deconsolidation (a)	—	—	—	18	—	—	2
Organic Growth (b)	4%	—%	1.5%	9%	3%	5%	3%

(a)	Represents the impact of the exclusion of the 2015 results of our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015.

(b)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/11/2016	6/13/2015	Change		6/11/2016	6/13/2015	Change
Net revenue	$3,564	$3,452	3		$6,982	$6,771	3
Impact of foreign exchange translation			—				0.5
Net revenue growth, on a constant currency basis (a)			4	(b)			4	(b)

Operating profit	$1,083	$1,007	8		$2,101	$1,927	9
Restructuring and impairment charges	3	2			(1)	8
Operating profit excluding above item (a)	$1,086	$1,009	8		$2,100	$1,935	9
Impact of foreign exchange translation			—				0.5
Operating profit growth excluding above item, on a constant currency basis (a)			8				9	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks

Net revenue grew 3% and volume grew 2%. Net revenue growth was primarily driven by the volume growth and effective net pricing. The volume growth reflects high-single-digit growth in variety packs, mid-single-digit growth in trademark Cheetos and Fritos and double-digit growth in trademark Smartfood. These gains were partially offset by a double-digit decline in nuts and seeds.

Operating profit grew 8%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4 percentage points to operating profit growth, primarily fuel and cooking oil. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses.

24 Weeks

Net revenue grew 3% and volume grew 2%. The net revenue growth was driven by effective net pricing and the volume growth. The volume growth reflects double-digit growth in trademark Smartfood, mid-single-digit growth in variety packs and low-single-digit growth in trademark Doritos, Cheetos and Fritos. These gains were partially offset by a low-single-digit decline in trademark Lay’s.
Operating profit grew 9%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4.5 percentage points to operating profit growth, primarily cooking oil and fuel. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/11/2016	6/13/2015	Change		6/11/2016	6/13/2015	Change
Net revenue	$561	$546	3		$1,178	$1,185	(1)
Impact of foreign exchange translation			0.5				1
Net revenue growth, on a constant currency basis (a)			3	(b)			—

Operating profit	$146	$132	11		$312	$231	35
Restructuring and impairment charges	1	—			1	1
Operating profit excluding above item (a)	$147	$132	11		$313	$232	35
Impact of foreign exchange translation			—				1
Operating profit growth excluding above item, on a constant currency basis (a)			11				35	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks

Net revenue grew 3%, primarily reflecting volume growth of 3%. The volume growth was driven by double-digit growth in bars, mid-single-digit growth in Aunt Jemima syrup and mix and low-single-digit growth in oatmeal.

Operating profit increased 11%, reflecting lower commodity costs, which contributed 10 percentage points to operating profit growth, planned cost reductions across a number of expense categories and the volume growth. In addition, the impact of ceasing the operations of our MQD joint venture contributed 5 percentage points to operating profit growth. These impacts were partially offset by unfavorable net pricing and mix, higher advertising and marketing expenses and certain operating cost increases, including strategic initiatives.

24 Weeks

Net revenue declined 1% and volume increased 0.5%. The net revenue performance primarily reflects unfavorable foreign exchange, which negatively impacted net revenue performance by 1 percentage point. The volume growth was driven by low-single-digit growth in Aunt Jemima syrup and mix and mid-single-digit growth in bars, partially offset by a low-single-digit decline in ready-to-eat cereals and a mid-single-digit decline in regional grains.

Operating profit increased 35%, driven by the impact of recording an impairment charge in the prior year and ceasing the operations of our MQD joint venture, which contributed 34 percentage points to operating profit growth. In addition, operating profit growth reflects lower commodity costs, which contributed 7 percentage points to operating profit growth, and planned cost reductions across a number of expense categories. These impacts were partially offset by higher advertising and marketing expenses, unfavorable net pricing and mix and certain operating cost increases, including strategic initiatives.

North America Beverages

	12 Weeks Ended		%	24 Weeks Ended		%
	6/11/2016	6/13/2015	Change	6/11/2016	6/13/2015	Change
Net revenue	$5,145	$5,113	1	$9,506	$9,411	1
Impact of foreign exchange translation			—			0.5
Net revenue growth, on a constant currency basis (a)			1			1.5

Operating profit	$881	$833	6	$1,366	$1,286	6
Restructuring and impairment charges	6	7		13	15
Operating profit excluding above item (a)	$887	$840	6	$1,379	$1,301	6
Impact of foreign exchange translation			—			—
Operating profit growth excluding above item, on a constant currency basis (a)			6			6

(a)	See “Non-GAAP Measures.”

12 Weeks

Net revenue increased 1%, primarily reflecting effective net pricing, partially offset by a decline in volume. Unfavorable foreign exchange slightly reduced net revenue growth.

Volume decreased 1%, driven by a 4% decline in carbonated soft drink (CSD) volume, partially offset by a 3% increase in non-carbonated beverage volume. The non-carbonated beverage volume increase primarily reflected a mid-single-digit increase in our overall water portfolio and a high-single-digit increase in Lipton ready-to-drink teas, partially offset by a low-single-digit decline in Gatorade sports drinks.

Operating profit increased 6%, primarily reflecting the effective net pricing and planned cost reductions across a number of expense categories, as well as lower commodity costs which contributed 5.5 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and the volume decline. Favorable settlements of promotional spending accruals compared to the prior year and certain insurance adjustments contributed 3 percentage points and 1 percentage point, respectively, to operating profit growth.

24 Weeks

Net revenue increased 1%, primarily reflecting effective net pricing. Unfavorable foreign exchange reduced net revenue growth by one-half of a percentage point.

Volume increased slightly, reflecting a 5% increase in non-carbonated beverage volume, mostly offset by a 3% decline in CSD volume. The non-carbonated beverage volume increase primarily reflected a high-single-digit increase in our overall water portfolio, a double-digit increase in Lipton ready-to-drink teas, and a low-single-digit increase in Gatorade sports drinks.

Operating profit increased 6%, primarily reflecting planned cost reductions across a number of expense categories and the net revenue growth, as well as lower commodity costs which contributed 7 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. Favorable settlements of promotional spending accruals and certain insurance adjustments each contributed 1 percentage point to operating profit growth.

Latin America

	12 Weeks Ended		%		24 Weeks Ended		%
	6/11/2016	6/13/2015	Change		6/11/2016	6/13/2015	Change
Net revenue	$1,717	$2,224	(23)		$2,759	$3,638	(24)
Impact of foreign exchange translation			12				15
Net revenue growth, on a constant currency basis (a)			(10)	(b)			(9)

Operating profit	$242	$355	(32)		$417	$574	(27)
Restructuring and impairment charges	28	5			28	6
Operating profit excluding above item (a)	$270	$360	(25)		$445	$580	(23)
Impact of foreign exchange translation			13				17
Operating profit growth excluding above item, on a constant currency basis (a)			(12)				(7)	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks

Net revenue decreased 23%, reflecting the impact of the deconsolidation of our Venezuelan businesses, effective as of the end of the third quarter of 2015, and unfavorable foreign exchange, which negatively impacted net revenue performance by 19 percentage points and 12 percentage points, respectively. These impacts were partially offset by effective net pricing and net volume growth.

Snacks volume grew 2%, reflecting a mid-single-digit increase in Mexico, partially offset by a mid-single-digit decline in Brazil.

Beverage volume decreased 2%, reflecting a double-digit decline in Argentina and a low-single-digit decline in Mexico, partially offset by a high-single-digit increase in Guatemala and low-single-digit increases in Brazil and Honduras.

Operating profit decreased 32%, reflecting certain operating cost increases, as well as the deconsolidation of our Venezuelan businesses, which negatively impacted operating profit performance by 21 percentage points. Additionally, operating profit performance reflects higher commodity costs, which negatively impacted operating profit performance by 19 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials, driven by a strong U.S. dollar, as well as higher advertising and marketing expenses. These impacts were partially offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Unfavorable foreign exchange translation and items affecting comparability in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 13 percentage points and 7 percentage points, respectively.

24 Weeks

Net revenue decreased 24%, reflecting the impact of the deconsolidation of our Venezuelan businesses and unfavorable foreign exchange, which negatively impacted net revenue performance by 18 percentage points and 15 percentage points, respectively. These impacts were partially offset by effective net pricing and net volume growth.

Snacks volume grew 2%, reflecting a mid-single-digit increase in Mexico, partially offset by a low-single-digit decline in Brazil.

Beverage volume decreased slightly, reflecting a double-digit decline in Argentina and a low-single-digit decline in Mexico, partially offset by a mid-single-digit increase in Brazil and a high-single-digit increase in Guatemala.

Operating profit decreased 27%, reflecting certain operating cost increases, as well as higher commodity costs, which negatively impacted operating profit performance by 20 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials, driven by a strong U.S. dollar. Additionally, operating profit performance reflects the deconsolidation of our Venezuelan businesses, which negatively impacted operating profit performance by 16 percentage points. These impacts were partially offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Unfavorable foreign exchange translation and items affecting comparability in the above table negatively impacted operating profit performance by 17 percentage points and 4 percentage points, respectively.

Europe Sub-Saharan Africa

	12 Weeks Ended		%		24 Weeks Ended		%
	6/11/2016	6/13/2015	Change		6/11/2016	6/13/2015	Change
Net revenue	$2,660	$2,813	(5)		$4,019	$4,309	(7)
Impact of foreign exchange translation			9				9
Net revenue growth, on a constant currency basis (a)			3	(b)			3	(b)

Operating profit	$337	$350	(4)		$404	$462	(13)
Restructuring and impairment charges	8	7			27	19
Operating profit excluding above item (a)	$345	$357	(4)		$431	$481	(10)
Impact of foreign exchange translation			6				6
Operating profit growth excluding above item, on a constant currency basis (a)			2.5	(b)			(5)	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks

Net revenue decreased 5%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 9 percentage points. The net revenue decline was partially offset by volume growth and effective net pricing.

Snacks volume grew 3%, primarily reflecting mid-single-digit growth in Turkey and Spain and low-single-digit growth in the Netherlands, partially offset by low-single-digit declines in Russia and the United Kingdom. Additionally, South Africa experienced low-single-digit growth.

Beverage volume grew 4%, primarily reflecting double-digit growth in Nigeria and high-single-digit growth in the United Kingdom and Poland, partially offset by a low-single-digit decline in Russia. Additionally, France experienced slight growth and Germany and Turkey experienced low-single-digit growth.

Operating profit decreased 4%, reflecting higher commodity costs, which negatively impacted operating profit performance by 16 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials led by a strong U.S. dollar. Additionally, operating profit performance was negatively impacted by certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by planned cost reductions across a number of expense categories, the volume growth and the effective net pricing. Additionally, unfavorable foreign exchange translation negatively impacted operating profit performance by 6 percentage points.

24 Weeks

Net revenue decreased 7%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 9 percentage points. The net revenue decline was partially offset by volume growth and effective net pricing.

Snacks volume grew 2%, primarily reflecting mid-single-digit growth in Turkey and low-single-digit growth in Spain and the Netherlands, partially offset by low-single-digit declines in Russia and the United Kingdom. Additionally, South Africa experienced slight growth.

Beverage volume grew 3%, primarily reflecting double-digit growth in Nigeria, high-single-digit growth in the United Kingdom and mid-single-digit growth in Poland, partially offset by a low-single-digit decline in Russia. Additionally, Germany, Turkey and France experienced low-single-digit growth.

Operating profit decreased 13%, reflecting higher commodity costs, which negatively impacted operating profit performance by 20 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials led by a strong U.S. dollar. Additionally, operating profit performance was negatively impacted by certain operating cost increases and higher advertising and marketing expenses. These impacts were partially offset by planned cost reductions across a number of expense categories, the volume growth and the effective net pricing. Additionally, unfavorable foreign exchange translation and items affecting comparability in the above table (see “Items Affecting Comparability”) negatively impacted operating profit performance by 6 percentage points and 2 percentage points, respectively.

Asia, Middle East and North Africa

	12 Weeks Ended		%		24 Weeks Ended		%
	6/11/2016	6/13/2015	Change		6/11/2016	6/13/2015	Change
Net revenue	$1,748	$1,775	(1.5)		$2,813	$2,826	—
Impact of foreign exchange translation			5				5
Net revenue growth, on a constant currency basis (a)			4	(b)			5

Operating profit	$383	$373	3		$235	$603	(61)
Restructuring and impairment charges	2	3			7	5
Charge related to the transaction with Tingyi	—	—			373	—
Operating profit excluding above items (a)	$385	$376	3		$615	$608	1
Impact of foreign exchange translation			4				3
Operating profit growth excluding above items, on a constant currency basis (a)			7				4.5	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks

Net revenue decreased 1.5%, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 5 percentage points, as well as unfavorable net pricing. These impacts were partially offset by volume growth.

Snack volume grew 4%, reflecting double-digit growth in China, high-single-digit growth in Australia and mid-single-digit growth in Pakistan, partially offset by a low-single-digit decline in India. Additionally, the Middle East experienced low-single-digit growth.

Beverage volume grew 5%, driven by double-digit growth in India, Pakistan and the Philippines and mid-single-digit growth in the Middle East, partially offset by a high-single-digit decline in China.

Operating profit increased 3%, reflecting the volume growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 3 percentage points to operating profit growth. These impacts were partially offset by the unfavorable net pricing, certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses. Unfavorable foreign exchange reduced operating profit growth by 4 percentage points.

24 Weeks

Net revenue declined slightly, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 5 percentage points, as well as unfavorable net pricing. These impacts were partially offset by volume growth.

Snack volume grew 4.5%, reflecting double-digit growth in China and mid-single-digit growth in the Middle East, partially offset by a low-single-digit decline in India. Additionally, Australia experienced mid-single-digit growth.

Beverage volume grew 5%, driven by double-digit growth in India, Pakistan and the Philippines, partially offset by a mid-single-digit decline in China. Additionally, the Middle East experienced mid-single-digit growth.

Operating profit decreased 61%, primarily reflecting an impairment charge to reduce our investment in TAB to its estimated fair value, reflected in items affecting comparability in the above table (see “Items Affecting Comparability”). Excluding the items affecting comparability, operating profit increased 1%, primarily reflecting the volume growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which positively contributed 3 percentage points to operating profit performance. These impacts were partially offset by certain operating cost increases, as well as the impact of a gain in the prior year from the refranchising of a portion of our beverage business in India, which negatively impacted operating profit performance by 6 percentage points. In addition, operating profit performance was negatively impacted by higher advertising and marketing expenses and the unfavorable net pricing. Unfavorable foreign exchange negatively impacted operating profit performance by 3 percentage points.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
As of June 11, 2016, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $12.6 billion outside the U.S. As of June 11, 2016, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material. To the extent foreign earnings are repatriated, such amounts would be subject to certain tax liabilities, both in the U.S. and in various applicable foreign jurisdictions.
Operating Activities
During the 24 weeks in 2016, net cash provided by operating activities was $2.9 billion, compared to $2.8 billion in the prior-year period, primarily reflecting favorable working capital comparisons (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation) to the prior year.
Investing Activities
During the 24 weeks in 2016, net cash used for investing activities was $1.6 billion, primarily reflecting net capital spending of $0.9 billion and net purchases of debt securities greater than three months of $0.8 billion. See Note 10 to our condensed consolidated financial statements for further discussion of our investments in debt securities.
We expect 2016 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 24 weeks in 2016, net cash used for financing activities was $0.8 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $3.4 billion, and net payments from long-term debt borrowings of $0.6 billion, partially offset by net proceeds from short-term borrowings of $2.8 billion and proceeds from exercises of stock options of $0.3 billion.
We annually review our capital structure with our Board of Directors, including our dividend policy and share repurchase activity. On February 11, 2015, we announced a new share repurchase program providing for the repurchase of up to $12.0 billion of PepsiCo common stock commencing from July 1, 2015 and expiring on June 30, 2018. In addition, on February 11, 2016, we announced a 7.1% increase in our annualized dividend to $3.01 per share from $2.81 per share, effective with the dividend paid in June 2016. We expect to return a total of $7 billion to shareholders in 2016 through share repurchases of approximately $3 billion and dividends of approximately $4 billion. See Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of our share repurchase program.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow.

	24 Weeks Ended		%
	6/11/2016	6/13/2015	Change
Net cash provided by operating activities	$2,921	$2,761	6
Capital spending	(919)	(832)
Sales of property, plant and equipment	47	26
Free cash flow (a)	$2,049	$1,955	5

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $7 million in discretionary pension contributions in the 24 weeks ended June 11, 2016; $67 million and $110 million of payments related to restructuring charges in the 24 weeks ended June 11, 2016 and June 13, 2015, respectively; and net cash tax benefits related to restructuring charges of $3 million and $5 million in the 24 weeks ended June 11, 2016 and June 13, 2015, respectively.

Free cash flow is used by us primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of June 11, 2016, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and twenty-four weeks ended June 11, 2016 and June 13, 2015, and the related Condensed Consolidated Statements of Cash Flows and Equity for the twenty-four weeks ended June 11, 2016 and June 13, 2015. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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

/s/ KPMG LLP

New York, New York
July 7, 2016

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” and Note 10 to our condensed consolidated financial statements. In addition, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
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
During our second fiscal quarter of 2016, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 19, 2016.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the second quarter of 2016 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/19/2016				$9,688

3/20/2016 - 4/16/2016	2.4	$102.78	2.4	(243)
				9,445
4/17/2016 - 5/14/2016	2.1	$104.08	2.1	(214)
				9,231
5/15/2016 - 6/11/2016	2.4	$101.88	2.4	(248)
Total	6.9	$102.85	6.9	$8,983

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
The following table summarizes our convertible preferred share repurchases during the second quarter of 2016.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/20/2016 - 4/16/2016	1,000	$517.59	N/A	N/A

4/17/2016 - 5/14/2016	—	$—	N/A	N/A

5/15/2016 - 6/11/2016	1,000	$512.67	N/A	N/A
Total	2,000	$515.13	N/A	N/A
ITEM 6. Exhibits.

See “Index to Exhibits” on page 54.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	July 7, 2016	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller

Date:	July 7, 2016	/s/ Tony West
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

Exhibit 10.1
PepsiCo, Inc. Long-Term Incentive Plan (as amended and restated May 4, 2016), which is incorporated herein by reference to Exhibit B to PepsiCo’s Proxy Statement for its 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 18, 2016.

Exhibit 10.2
Five-Year Credit Agreement, dated as of June 6, 2016, among PepsiCo, Inc., as borrower, the lenders named therein, and Citibank, N.A., as administrative agent, which is incorporated herein by reference to Exhibit 10.1 to PepsiCo, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2016.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.