Form 10-Q
period 2016-09-03
PEPSICO INC
filed 2016-09-29
CIK 77476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 3, 2016 (36 weeks)
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO  X
Number of shares of Common Stock outstanding as of September 22, 2016 was 1,434,183,120.

PepsiCo, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Income
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts, unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/3/2016	9/5/2015	9/3/2016	9/5/2015
Net Revenue	$16,027	$16,331	$43,284	$44,471
Cost of sales	7,284	7,490	19,265	20,244
Gross profit	8,743	8,841	24,019	24,227
Selling, general and administrative expenses	5,904	6,048	16,566	16,702
Venezuela impairment charges	—	1,359	—	1,359
Amortization of intangible assets	18	18	49	53
Operating Profit	2,821	1,416	7,404	6,113
Interest expense	(247)	(225)	(748)	(653)
Interest income and other	30	2	66	31
Income before income taxes	2,604	1,193	6,722	5,491
Provision for income taxes	600	650	1,760	1,723
Net income	2,004	543	4,962	3,768
Less: Net income attributable to noncontrolling interests	12	10	34	34
Net Income Attributable to PepsiCo	$1,992	$533	$4,928	$3,734
Net Income Attributable to PepsiCo per Common Share
Basic	$1.38	$0.36	$3.41	$2.53
Diluted	$1.37	$0.36	$3.39	$2.50
Weighted-average common shares outstanding
Basic	1,438	1,467	1,443	1,475
Diluted	1,452	1,483	1,456	1,492
Cash dividends declared per common share	$0.7525	$0.7025	$2.2075	$2.06

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	12 Weeks Ended 9/3/2016			36 Weeks Ended 9/3/2016
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$2,004			$4,962
Other comprehensive (loss)/income
Currency translation adjustment	$(116)	$3	(113)	$419	$8	427
Cash flow hedges:
Reclassification of net losses to net income	71	(28)	43	42	(21)	21
Net derivative losses	(14)	14	—	(46)	21	(25)
Pension and retiree medical:
Reclassification of net losses to net income	45	(15)	30	128	(41)	87
Remeasurement of net liabilities and translation	48	(16)	32	52	(60)	(8)
Unrealized losses on securities	(16)	8	(8)	(25)	13	(12)
Total other comprehensive (loss)/income	$18	$(34)	(16)	$570	$(80)	490
Comprehensive income			1,988			5,452
Comprehensive income attributable to noncontrolling interests			(12)			(34)
Comprehensive Income Attributable to PepsiCo			$1,976			$5,418

	12 Weeks Ended 9/5/2015			36 Weeks Ended 9/5/2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$543			$3,768
Other comprehensive loss
Currency translation:
Currency translation adjustment	$(1,600)	$—	(1,600)	$(2,107)	$—	(2,107)
Reclassification associated with Venezuelan entities	111	—	111	111	—	111
Cash flow hedges:
Reclassification of net losses to net income	6	(3)	3	88	(40)	48
Net derivative gains/(losses)	13	(1)	12	(94)	43	(51)
Pension and retiree medical:
Reclassification of net losses to net income	58	(18)	40	167	(53)	114
Reclassification associated with Venezuelan entities	20	(4)	16	20	(4)	16
Remeasurement of net liabilities and translation	16	(5)	11	31	(7)	24
Unrealized losses on securities	(11)	5	(6)	(2)	1	(1)
Total other comprehensive loss	$(1,387)	$(26)	(1,413)	$(1,786)	$(60)	(1,846)
Comprehensive (loss)/income			(870)			1,922
Comprehensive income attributable to noncontrolling interests			(10)			(33)
Comprehensive (Loss)/Income Attributable to PepsiCo			$(880)			$1,889

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/3/2016	9/5/2015
Operating Activities
Net income	$4,962	$3,768
Depreciation and amortization	1,611	1,644
Share-based compensation expense	190	208
Restructuring and impairment charges	106	113
Cash payments for restructuring charges	(90)	(149)
Charges related to the transaction with Tingyi (Cayman Islands) Holding Corp. (Tingyi)	373	73
Venezuela impairment charges	—	1,359
Excess tax benefits from share-based payment arrangements	(115)	(85)
Pension and retiree medical plan expenses	191	326
Pension and retiree medical plan contributions	(182)	(165)
Deferred income taxes and other tax charges and credits	285	186
Change in assets and liabilities:
Accounts and notes receivable	(1,301)	(1,553)
Inventories	(381)	(574)
Prepaid expenses and other current assets	(141)	(157)
Accounts payable and other current liabilities	523	1,014
Income taxes payable	813	1,002
Other, net	(249)	(235)
Net Cash Provided by Operating Activities	6,595	6,775

Investing Activities
Capital spending	(1,566)	(1,463)
Sales of property, plant and equipment	59	63
Acquisitions and investments in noncontrolled affiliates	(16)	(24)
Reduction of cash due to Venezuela deconsolidation	—	(568)
Divestitures	76	75
Short-term investments, by original maturity:
More than three months - purchases	(7,084)	(2,391)
More than three months - maturities	5,479	3,005
Three months or less, net	12	—
Other investing, net	9	(3)
Net Cash Used for Investing Activities	(3,031)	(1,306)

Financing Activities
Proceeds from issuances of long-term debt	3,355	5,719
Payments of long-term debt	(3,085)	(4,066)
Short-term borrowings, by original maturity:
More than three months - proceeds	57	13
More than three months - payments	(12)	(31)
Three months or less, net	2,024	1,431
Cash dividends paid	(3,144)	(3,008)
Share repurchases - common	(2,079)	(3,199)
Share repurchases - preferred	(3)	(3)
Proceeds from exercises of stock options	415	327
Excess tax benefits from share-based payment arrangements	115	85
Other financing	(29)	(26)
Net Cash Used for Financing Activities	(2,386)	(2,758)
Effect of exchange rate changes on cash and cash equivalents	(18)	(147)
Net Increase in Cash and Cash Equivalents	1,160	2,564
Cash and Cash Equivalents, Beginning of Year	9,096	6,134
Cash and Cash Equivalents, End of Period	$10,256	$8,698

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheet
PepsiCo, Inc. and Subsidiaries
(in millions except per share amounts)

	(Unaudited)
	9/3/2016	12/26/2015
ASSETS
Current Assets
Cash and cash equivalents	$10,256	$9,096
Short-term investments	4,524	2,913
Accounts and notes receivable, less allowance: 9/16 - $157 and 12/15 - $130	7,745	6,437
Inventories:
Raw materials	1,438	1,312
Work-in-process	228	161
Finished goods	1,454	1,247
	3,120	2,720
Prepaid expenses and other current assets	1,454	1,865
Total Current Assets	27,099	23,031
Property, plant and equipment	36,603	35,747
Accumulated depreciation	(20,298)	(19,430)
	16,305	16,317
Amortizable Intangible Assets, net	1,257	1,270
Goodwill	14,394	14,177
Other nonamortizable intangible assets	12,024	11,811
Nonamortizable Intangible Assets	26,418	25,988
Investments in Noncontrolled Affiliates	1,975	2,311
Other Assets	843	750
Total Assets	$73,897	$69,667

LIABILITIES AND EQUITY
Current Liabilities
Short-term obligations	$6,284	$4,071
Accounts payable and other current liabilities	14,305	13,507
Total Current Liabilities	20,589	17,578
Long-Term Debt Obligations	29,322	29,213
Other Liabilities	6,088	5,887
Deferred Income Taxes	5,180	4,959
Total Liabilities	61,179	57,637

Commitments and contingencies

Preferred Stock, no par value	41	41
Repurchased Preferred Stock	(189)	(186)
PepsiCo Common Shareholders’ Equity
Common stock, par value 1 2/3¢ per share (authorized 3,600 shares, issued, net of repurchased common stock at par value: 1,436 and 1,448 shares, respectively)	24	24
Capital in excess of par value	4,001	4,076
Retained earnings	52,200	50,472
Accumulated other comprehensive loss	(12,829)	(13,319)
Repurchased common stock, in excess of par value (430 and 418 shares, respectively)	(30,646)	(29,185)
Total PepsiCo Common Shareholders’ Equity	12,750	12,068
Noncontrolling interests	116	107
Total Equity	12,718	12,030
Total Liabilities and Equity	$73,897	$69,667

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity
PepsiCo, Inc. and Subsidiaries
(in millions, unaudited)

	36 Weeks Ended
	9/3/2016		9/5/2015
	Shares	Amount	Shares	Amount
Preferred Stock	0.8	$41	0.8	$41
Repurchased Preferred Stock
Balance, beginning of year	(0.7)	(186)	(0.7)	(181)
Redemptions	—	(3)	—	(3)
Balance, end of period	(0.7)	(189)	(0.7)	(184)
Common Stock
Balance, beginning of year	1,448	24	1,488	25
Repurchased common stock	(12)	—	(26)	(1)
Balance, end of period	1,436	24	1,462	24
Capital in Excess of Par Value
Balance, beginning of year		4,076		4,115
Share-based compensation expense		193		210
Stock option exercises, RSUs, PSUs and PEPunits converted (a)		(148)		(175)
Withholding tax on RSUs, PSUs and PEPunits converted		(114)		(125)
Other		(6)		(4)
Balance, end of period		4,001		4,021
Retained Earnings
Balance, beginning of year		50,472		49,092
Net income attributable to PepsiCo		4,928		3,734
Cash dividends declared – common		(3,200)		(3,058)
Cash dividends declared – preferred		—		(1)
Balance, end of period		52,200		49,767
Accumulated Other Comprehensive Loss
Balance, beginning of year		(13,319)		(10,669)
Other comprehensive income/(loss) attributable to PepsiCo		490		(1,845)
Balance, end of period		(12,829)		(12,514)
Repurchased Common Stock
Balance, beginning of year	(418)	(29,185)	(378)	(24,985)
Share repurchases	(21)	(2,112)	(34)	(3,273)
Stock option exercises, RSUs, PSUs and PEPunits converted	9	646	8	560
Other	—	5	—	4
Balance, end of period	(430)	(30,646)	(404)	(27,694)
Total PepsiCo Common Shareholders’ Equity		12,750		13,604
Noncontrolling Interests
Balance, beginning of year		107		110
Net income attributable to noncontrolling interests		34		34
Distributions to noncontrolling interests		(25)		(23)
Currency translation adjustment		—		(1)
Other, net		—		(2)
Balance, end of period		116		118
Total Equity		$12,718		$13,579

(a)	Includes total tax benefits of $86 million in 2016 and $59 million in 2015.
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Our Divisions
Basis of Presentation
When used in this report, the terms “we,” “us,” “our,” “PepsiCo” and the “Company” mean PepsiCo, Inc. and its consolidated subsidiaries, collectively.
Our Condensed Consolidated Balance Sheet as of September 3, 2016 and Condensed Consolidated Statements of Income and Comprehensive Income for the 12 and 36 weeks ended September 3, 2016 and September 5, 2015, and the Condensed Consolidated Statements of Cash Flows and Equity for the 36 weeks ended September 3, 2016 and September 5, 2015 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the 12 and 36 weeks ended September 3, 2016 are not necessarily indicative of the results expected for the full year.
Effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries and we no longer had significant influence over our beverage joint venture with our franchise bottler in Venezuela, and therefore we deconsolidated our Venezuelan subsidiaries from our consolidated financial statements and began accounting for our investments in our wholly-owned Venezuelan subsidiaries and joint venture using the cost method of accounting. See further unaudited information in “Our Business Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The following information is unaudited. Tabular dollars are in millions, except per share amounts. All per share amounts reflect common per share amounts, assume dilution unless otherwise noted, and are based on unrounded amounts. Reclassifications were made to the prior year’s amounts to conform to the current year presentation, including the presentation of certain functional support costs associated with the manufacturing and production of our products within cost of sales. These costs were previously included in selling, general and administrative expenses. In the 12 and 36 weeks ended September 5, 2015, these reclassifications resulted in an increase in cost of sales of $95 million and $240 million, respectively, with a corresponding reduction to gross profit and selling, general and administrative expenses in the same periods. These reclassifications reflect changes in how we are classifying costs of certain support functions as a result of ongoing productivity and efficiency initiatives. These reclassifications had no impact on our consolidated net revenue, operating profit, net interest expense, provision for income taxes, net income or earnings per share.

Our Divisions
We are organized into six reportable segments (also referred to as divisions), as follows:

1)	Frito-Lay North America (FLNA);

2)	Quaker Foods North America (QFNA);

3)	North America Beverages (NAB), which includes all of our beverage businesses in North America;

4)	Latin America, which includes all of our beverage, food and snack businesses in Latin America;

5)	Europe Sub-Saharan Africa (ESSA), which includes all of our beverage, food and snack businesses in Europe and Sub-Saharan Africa; and

6)	Asia, Middle East and North Africa (AMENA), which includes all of our beverage, food and snack businesses in Asia, Middle East and North Africa.

Net revenue and operating profit/(loss) of each division are as follows:

	12 Weeks Ended		36 Weeks Ended
Net Revenue	9/3/2016	9/5/2015	9/3/2016	9/5/2015
FLNA	$3,676	$3,555	$10,658	$10,326
QFNA	571	583	1,749	1,768
NAB	5,518	5,360	15,024	14,771
Latin America (a)	1,762	2,283	4,521	5,921
ESSA	2,864	2,918	6,883	7,227
AMENA	1,636	1,632	4,449	4,458
Total division	$16,027	$16,331	$43,284	$44,471

	12 Weeks Ended		36 Weeks Ended
Operating Profit/(Loss)	9/3/2016	9/5/2015	9/3/2016	9/5/2015
FLNA	$1,148	$1,085	$3,249	$3,012
QFNA (b)	144	150	456	381
NAB (c)	904	860	2,270	2,146
Latin America (a)	247	(994)	664	(420)
ESSA	388	398	792	860
AMENA (d)	264	199	499	802
Total division	3,095	1,698	7,930	6,781
Corporate Unallocated
Mark-to-market net (losses)/gains	(39)	(28)	107	10
Other	(235)	(254)	(633)	(678)
	$2,821	$1,416	$7,404	$6,113

(a)
Effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments using the cost method of accounting. Beginning with the fourth quarter of 2015, Latin America’s financial results have not included the results of our Venezuelan businesses. Additionally, operating loss for the 12 and 36 weeks ended September 5, 2015 included charges of $1.4 billion related to our change in accounting for our investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture.

(b)	Operating profit for QFNA for the 36 weeks ended September 5, 2015 included an impairment charge of $65 million associated with our Müller Quaker Dairy (MQD) joint venture investment.

(c)	Operating profit for NAB for the 12 and 36 weeks ended September 5, 2015 included a gain of $37 million associated with the settlement of a pension-related liability from a previous acquisition.

(d)
Operating profit for AMENA for the 36 weeks ended September 3, 2016 includes an impairment charge of $373 million to reduce the value of our 5% indirect equity interest in Tingyi-Asahi Beverages Holding Co. Ltd. (TAB) to its estimated fair value. Operating profit for the 12 and 36 weeks ended September 5, 2015 included a charge of $73 million related to a write-off of the recorded value of a call option to increase our holding in TAB and an impairment charge of $29 million associated with a joint venture in the Middle East. In addition, operating profit for the 36 weeks ended September 5, 2015 included a gain of $39 million associated with refranchising a portion of our bottling operations in India.

Total assets of each division are as follows:

	Total Assets
	9/3/2016	12/26/2015
FLNA	$5,648	$5,375
QFNA	864	872
NAB	28,996	28,128
Latin America	4,684	4,284
ESSA	13,086	12,225
AMENA	5,752	5,901
Total division	59,030	56,785
Corporate (a)	14,867	12,882
	$73,897	$69,667

(a)	Corporate assets consist principally of certain cash and cash equivalents, short-term investments, derivative instruments, property, plant and equipment, pension and tax assets.
Note 2 - Recent Accounting Pronouncements - Not Yet Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective in 2018 with early adoption permitted. The guidance is not expected to have a material impact on our financial statements. We are currently evaluating the timing of adoption of this guidance.
In 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that will replace today’s incurred loss model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
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
In 2014, the FASB issued guidance on revenue recognition, with final amendments issued in 2016. The revenue recognition guidance provides for a single five-step model to be applied to all revenue contracts with customers and provides clarification for principal versus agent considerations, identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. The guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The guidance provides an implementation option to use either a retrospective approach or a cumulative effect adjustment approach. The guidance is effective in 2018, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption, and have not yet selected an implementation approach.
Note 3 - Restructuring and Impairment Charges
A summary of our restructuring and impairment charges and other productivity initiatives is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2016	9/5/2015	9/3/2016	9/5/2015
2014 Productivity Plan	$27	$43	$106	$94
2012 Productivity Plan	—	9	—	19
Total restructuring and impairment charges	27	52	106	113
Other productivity initiatives (a)	—	44	(2)	54
Total restructuring and impairment charges and other productivity initiatives	$27	$96	$104	$167

(a)	Income amount represents adjustments for changes in estimates of previously recorded amounts.

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
In the 12 weeks ended September 3, 2016 and September 5, 2015, we incurred restructuring charges of $27 million ($20 million after-tax or $0.01 per share) and $43 million ($33 million after-tax or $0.02 per share), respectively. In the 36 weeks ended September 3, 2016 and September 5, 2015, we incurred restructuring charges of $106 million ($76 million after-tax or $0.05 per share) and $94 million ($73 million after-tax or $0.05 per share), respectively. All of these charges were recorded in selling, general and administrative expenses and primarily relate to severance and other employee-related costs, asset impairments (all non-cash) and other costs associated with the implementation of our initiatives, including contract termination costs. Substantially all of the restructuring accrual at September 3, 2016 is expected to be paid by the end of 2017.
A summary of our 2014 Productivity Plan charges by segment is as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2016	9/5/2015	9/3/2016	9/5/2015
FLNA	$2	$12	$1	$20
QFNA	—	1	1	2
NAB	6	4	19	18
Latin America	—	5	28	11
ESSA	11	15	38	28
AMENA	4	3	11	7
Corporate	4	3	8	8
	$27	$43	$106	$94
A summary of our 2014 Productivity Plan activity for the 36 weeks ended September 3, 2016 is as follows:

	Severance and Other Employee Costs	Asset Impairments	Other Costs	Total
Liability as of December 26, 2015	$61	$—	$20	$81
2016 restructuring charges	59	21	26	106
Cash payments	(29)	—	(35)	(64)
Non-cash charges and translation	(5)	(21)	1	(25)
Liability as of September 3, 2016	$86	$—	$12	$98

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
In the 12 weeks ended September 5, 2015, we incurred restructuring charges of $9 million ($8 million after-tax or $0.01 per share). In the 36 weeks ended September 5, 2015, we incurred restructuring charges of $19 million ($16 million after-tax or $0.01 per share). All of these charges were recorded in selling, general and administrative expenses and primarily related to severance and other employee-related costs and contract termination costs. Cash payments in the 36 weeks ended September 3, 2016 were $26 million. We do not expect any further charges associated with our 2012 Productivity Plan. Substantially all of the restructuring accrual of $9 million at September 3, 2016 is expected to be paid by the end of 2016.
A summary of our 2012 Productivity Plan charges by segment is as follows:

	9/5/2015
	12 Weeks Ended	36 Weeks Ended
FLNA	$—	$—
QFNA	—	—
NAB	—	1
Latin America	5	5
ESSA	3	9
AMENA	—	1
Corporate	1	3
	$9	$19
Other Productivity Initiatives
In the 12 and 36 weeks ended September 5, 2015, we incurred charges of $44 million ($29 million after-tax or $0.02 per share) and $54 million ($37 million after-tax or $0.02 per share), respectively. These charges are related to productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans discussed above. These amounts were recorded in selling, general and administrative expenses and primarily reflect severance and other employee-related costs. Cash payments in the 36 weeks ended September 3, 2016 were $35 million. Substantially all of the accrual of $26 million at September 3, 2016 is expected to be paid by the end of 2016. See additional unaudited information in “Results of Operations – Consolidated Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A summary of our charges related to productivity and efficiency initiatives outside the scope of the 2014 and 2012 Productivity Plans by segment is as follows:

	9/5/2015
	12 Weeks Ended	36 Weeks Ended
FLNA	$—	$—
QFNA	—	—
NAB	—	—
Latin America	5	5
ESSA	1	5
AMENA	8	14
Corporate	30	30
	$44	$54
Note 4 - Intangible Assets
A summary of our amortizable intangible assets is as follows:

	9/3/2016			12/26/2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired franchise rights	$833	$(105)	$728	$820	$(92)	$728
Reacquired franchise rights	106	(101)	5	105	(99)	6
Brands	1,305	(1,003)	302	1,298	(987)	311
Other identifiable intangibles	540	(318)	222	526	(301)	225
	$2,784	$(1,527)	$1,257	$2,749	$(1,479)	$1,270

The change in the book value of nonamortizable intangible assets is as follows:

	Balance	Translation and Other	Balance
	12/26/2015		9/3/2016
FLNA
Goodwill	$267	$7	$274
Brands	22	2	24
	289	9	298

QFNA
Goodwill	175	—	175

NAB
Goodwill	9,754	27	9,781
Reacquired franchise rights	7,042	46	7,088
Acquired franchise rights	1,507	10	1,517
Brands	108	—	108
	18,411	83	18,494

Latin America
Goodwill	521	38	559
Brands	137	15	152
	658	53	711

ESSA
Goodwill	3,042	132	3,174
Reacquired franchise rights	488	18	506
Acquired franchise rights	190	4	194
Brands	2,212	116	2,328
	5,932	270	6,202

AMENA
Goodwill	418	13	431
Brands	105	2	107
	523	15	538

Total goodwill	14,177	217	14,394
Total reacquired franchise rights	7,530	64	7,594
Total acquired franchise rights	1,697	14	1,711
Total brands	2,584	135	2,719
	$25,988	$430	$26,418

Note 5 - Income Taxes
A rollforward of our reserves for all federal, state and foreign tax jurisdictions is as follows:

	9/3/2016	12/26/2015
Balance, beginning of year	$1,547	$1,587
Additions for tax positions related to the current year	176	248
Additions for tax positions from prior years	80	122
Reductions for tax positions from prior years	(36)	(261)
Settlement payments	(10)	(78)
Statutes of limitations expiration	(16)	(34)
Translation and other	(10)	(37)
Balance, end of period	$1,731	$1,547
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
The following table summarizes our total share-based compensation expense:

	12 Weeks Ended		36 Weeks Ended
	9/3/2016	9/5/2015	9/3/2016	9/5/2015
Share-based compensation expense - equity awards	$67	$64	$190	$208
Share-based compensation expense - liability awards	1	—	4	—
Restructuring and impairment charges	1	1	3	2
Total	$69	$65	$197	$210
For the 12 weeks ended September 3, 2016 and September 5, 2015, our grants of stock options, restricted stock units (RSUs), performance stock units (PSUs), PepsiCo equity performance units (PEPunits) and long-term cash awards were nominal.
The following table summarizes share-based awards granted under the terms of the PepsiCo, Inc. Long-Term Incentive Plan (previously named the 2007 Long-Term Incentive Plan):

	36 Weeks Ended
	9/3/2016		9/5/2015
	Granted (a)	Weighted-Average Grant Price	Granted (a)	Weighted-Average Grant Price
Stock options	1.6	$99.51	1.8	$98.76
RSUs and PSUs	3.0	$98.87	2.7	$99.15
PEPunits	—	$—	0.3	$99.25

(a)	In millions. All grant activity is disclosed at target.
We granted long-term cash awards to certain executive officers and other senior executives with an aggregate target value of $17 million during the 36 weeks ended September 3, 2016.

Our weighted-average Black-Scholes fair value assumptions are as follows:

	36 Weeks Ended
	9/3/2016	9/5/2015
Expected life	6 years	7 years
Risk-free interest rate	1.4%	1.8%
Expected volatility	12%	15%
Expected dividend yield	2.7%	2.7%
Note 7 - Pension and Retiree Medical Benefits
Effective as of the beginning of 2016, we prospectively changed the method we use to estimate the service and interest cost components of pension and retiree medical expense. The pre-tax reduction in net periodic benefit cost associated with this change in the 12 and 36 weeks ended September 3, 2016 was $29 million ($19 million after-tax or $0.01 per share) and $86 million ($56 million after-tax or $0.04 per share), respectively. See “Pension and Retiree Medical Plans” in “Our Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further unaudited information on this change in accounting estimate.
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	12 Weeks Ended
	Pension				Retiree Medical
	9/3/2016	9/5/2015	9/3/2016	9/5/2015	9/3/2016	9/5/2015
	U.S.		International
Service cost	$91	$100	$20	$25	$7	$8
Interest cost	112	126	24	30	9	12
Expected return on plan assets	(193)	(195)	(42)	(44)	(6)	(6)
Amortization of prior service credit	(1)	(1)	—	—	(8)	(9)
Amortization of net losses	39	47	11	18	—	—
	48	77	13	29	2	5
Settlement/curtailment loss	4	—	3	3	—	—
Special termination benefits	1	4	—	—	—	—
Total expense	$53	$81	$16	$32	$2	$5

	36 Weeks Ended
	Pension				Retiree Medical
	9/3/2016	9/5/2015	9/3/2016	9/5/2015	9/3/2016	9/5/2015
	U.S.		International
Service cost	$272	$301	$56	$70	$21	$24
Interest cost	335	378	66	81	28	36
Expected return on plan assets	(577)	(588)	(115)	(122)	(17)	(18)
Amortization of prior service credit	(1)	(2)	—	—	(25)	(27)
Amortization of net losses/(gains)	116	142	29	50	(1)	1
	145	231	36	79	6	16
Settlement/curtailment loss	4	—	9	3	—	—
Special termination benefits	2	9	—	—	—	1
Total expense	$151	$240	$45	$82	$6	$17
During the first quarter of 2016, we made discretionary contributions of $7 million to our international pension plans. There were no discretionary contributions made in the second or third quarters of 2016 or in the first three quarters of 2015. Subsequent to the third quarter of 2016, we made discretionary pension contributions of $202 million to our U.S. pension plans, and may make additional discretionary pension contributions in the fourth quarter of 2016 that would reduce our net cash provided by operating activities.
We regularly evaluate different opportunities to reduce risk and volatility associated with our pension and retiree medical plans, which may result in settlement charges that would be reflected in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note 8 - Debt Obligations and Commitments
In the 36 weeks ended September 3, 2016, we issued the following senior notes:

Interest Rate	Maturity Date	Amount (a)
Floating rate	February 2019	$400
1.500%	February 2019	$600
2.850%	February 2026	$750
4.450%	April 2046	$750
0.875%	July 2028	€750	(b)

(a)	Represents gross proceeds from issuances of long-term debt excluding debt issuance costs, discounts and premiums.

(b)	These notes were designated as a net investment hedge to partially offset the effects of foreign currency on our investment in certain of our foreign subsidiaries.
The net proceeds from the issuances of the above notes were used for general corporate purposes, including the repayment of commercial paper.
In the 36 weeks ended September 3, 2016, $3.1 billion of senior notes matured and were paid.
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

Also in the second quarter of 2016, we entered into a new 364-day unsecured revolving credit agreement (364-Day Credit Agreement), which expires on June 5, 2017. The 364-Day Credit Agreement enables us and our borrowing subsidiaries to borrow up to $3.7225 billion, subject to customary terms and conditions. We may request that commitments under this agreement be increased up to $4.5 billion. We may request renewal of this facility for an additional 364-day period or convert any amounts outstanding into a term loan for a period of up to one year, which would mature no later than the anniversary of the then effective termination date. The Five-Year Credit Agreement and the 364-Day Credit Agreement together replaced our $3.7225 billion five-year credit agreement dated as of June 8, 2015 and our $3.7225 billion 364-day credit agreement dated as of June 8, 2015. Funds borrowed under the Five-Year Credit Agreement and the 364-Day Credit Agreement may be used for general corporate purposes. Subject to certain conditions, we may borrow, prepay and reborrow amounts under these agreements. As of September 3, 2016, there were no outstanding borrowings under the Five-Year Credit Agreement or the 364-Day Credit Agreement.
As of September 3, 2016, we had $2.9 billion of commercial paper outstanding and $2.9 billion of non-cancelable purchase commitments. For further information on our long-term contractual commitments, see Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

Note 9 - Accumulated Other Comprehensive Loss
The reclassifications from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income are summarized as follows:

	12 Weeks Ended		36 Weeks Ended
	9/3/2016	9/5/2015	9/3/2016	9/5/2015	Affected Line Item in the Condensed Consolidated Statement of Income
Currency translation:
Venezuelan entities	$—	$111	$—	$111	Venezuela impairment charges

Cash flow hedges:
Foreign exchange contracts	$1	$—	$2	$(2)	Net revenue
Foreign exchange contracts	(5)	(17)	(39)	(59)	Cost of sales
Interest rate derivatives	73	21	71	133	Interest expense
Commodity contracts	1	—	4	8	Cost of sales
Commodity contracts	1	2	4	8	Selling, general and administrative expenses
Net losses before tax	71	6	42	88
Tax amounts	(28)	(3)	(21)	(40)
Net losses after tax	$43	$3	$21	$48

Pension and retiree medical items:
Amortization of prior service credit (a)	$(9)	$(10)	$(26)	$(29)
Amortization of net losses (a)	50	65	144	193
Settlement/curtailment (a)	4	3	10	3
Net losses before tax	45	58	128	167
Tax amounts	(15)	(18)	(41)	(53)
Net losses after tax	$30	$40	$87	$114

Venezuelan entities	$—	$20	$—	$20	Venezuela impairment charges
Tax amount	—	(4)	—	(4)
Net losses after tax	$—	$16	$—	$16

Total net losses reclassified, net of tax	$73	$170	$108	$289

(a)	These items are included in the components of net periodic benefit cost for pension and retiree medical plans (see Note 7 for additional details).

Note 10 - Financial Instruments
Derivatives and Hedging
We are exposed to market risks arising from adverse changes in:

•	commodity prices, affecting the cost of our raw materials and energy;

•	foreign exchange rates and currency restrictions; and

•	interest rates.
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
Our hedging strategies include the use of derivatives and, in the case of our net investment hedges, debt instruments. Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. Cash flows from derivatives used to manage commodity price, foreign exchange or interest rate risks are classified as operating activities in the Condensed Consolidated Statement of Cash Flows. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item.
For cash flow hedges, the effective portion of changes in fair value is deferred in accumulated other comprehensive loss within common shareholders’ equity until the underlying hedged item is recognized in net income. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. For net investment hedges, the effective portion of the gains and losses on the debt instruments arising from the effects of foreign exchange are recorded in the currency translation adjustment component of accumulated other comprehensive loss, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our hedging instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes. We perform assessments of our counterparty credit risk regularly, including reviewing netting agreements, if any, and a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent assessment of our counterparty credit risk, we consider this risk to be low. In addition, we enter into derivative contracts with a variety of financial institutions that we believe are creditworthy in order to reduce our concentration of credit risk.
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
Our open commodity derivative contracts had a notional value of $0.8 billion as of September 3, 2016 and $1.0 billion as of December 26, 2015.
Foreign Exchange
We are exposed to foreign exchange risk from net investments in foreign subsidiaries, foreign currency purchases and foreign currency assets and liabilities created in the normal course of business. We manage this risk through sourcing purchases from local suppliers, negotiating contracts in local currencies with foreign suppliers and through the use of derivatives, primarily forward contracts with terms of no more than two years. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We also use net investment hedges to partially offset the effects of foreign currency on our investment in certain of our foreign subsidiaries.
Our foreign currency derivatives had a total notional value of $1.7 billion as of September 3, 2016 and $2.1 billion as of December 26, 2015. The total notional amount of our debt instruments designated as net investment hedges was $0.8 billion as of September 3, 2016. Ineffectiveness for derivatives and non-derivatives that qualify for hedge accounting treatment was not material for all periods presented. For foreign currency derivatives that do not qualify for hedge accounting treatment, all gains and losses were offset by changes in the underlying hedged items, resulting in no material net impact on earnings.
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
The notional values of the interest rate derivative instruments outstanding as of September 3, 2016 and December 26, 2015 were $11.9 billion and $12.5 billion, respectively. Ineffectiveness for derivatives that qualify for cash flow hedge accounting treatment was not material for all periods presented.
As of September 3, 2016, approximately 37% of total debt, after the impact of the related interest rate derivative instruments, was subject to variable rates, compared to approximately 33% as of December 26, 2015.
Available-for-Sale Securities
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. All highly liquid investments with original maturities of three months or less are classified as cash equivalents. Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive loss within common shareholders’ equity. Unrealized gains and losses on our investments in debt securities as of September 3, 2016 and December 26, 2015 were not material. The unrealized gains on our investments in marketable equity securities were $89 million and $115 million as of September 3, 2016 and December 26, 2015, respectively.

Changes in the fair value of available-for-sale securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. We recorded no other-than-temporary impairment charges on our available-for-sale securities for the 12 and 36 weeks ended September 3, 2016 and September 5, 2015.
Tingyi-Asahi Beverages Holding Co. Ltd.
During the first quarter of 2016, we concluded that the decline in estimated fair value of our 5% indirect equity interest in TAB was other than temporary based on significant negative economic trends in China and changes in assumptions associated with TAB’s future financial performance arising from the recent disclosure by TAB’s parent company, Tingyi, regarding the operating results of its beverage business. As a result, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the first quarter of 2016 in the AMENA segment. This charge was recorded in selling, general and administrative expenses in our Condensed Consolidated Statement of Income and reduced the value of our 5% indirect equity interest in TAB to its estimated fair value. The estimated fair value was derived using both an income and market approach, and is considered a non-recurring Level 3 measurement within the fair value hierarchy. The carrying value of the investment in TAB was $166 million as of September 3, 2016. We continue to monitor the impact of economic and other developments on the remaining value of our investment in TAB.
In connection with our transaction with Tingyi in the second quarter of 2012, we received a call option to increase our holding in TAB to 20% that would have expired in the fourth quarter of 2015. During the third quarter of 2015, we concluded that the probability of exercising the option prior to its expiration was remote and, accordingly, we recorded a charge of $73 million ($0.05 per share) to write off the recorded value of this call option.
See further unaudited information in “Items Affecting Comparability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fair Value Measurements
The fair values of our financial assets and liabilities as of September 3, 2016 and December 26, 2015 are categorized as follows:

	9/3/2016		12/26/2015
	Assets (a)	Liabilities (a)	Assets (a)	Liabilities (a)
Available-for-sale securities:
Equity securities (b)	$100	$—	$127	$—
Debt securities (c)	9,976	—	7,231	—
	$10,076	$—	$7,358	$—
Short-term investments (d)	$194	$—	$193	$—
Prepaid forward contracts (e)	$29	$—	$27	$—
Deferred compensation (f)	$—	$470	$—	$474
Derivatives designated as fair value hedging instruments:
Interest rate (g)	$159	$5	$129	$12
Derivatives designated as cash flow hedging instruments:
Foreign exchange (h)	$35	$15	$76	$6
Interest rate (g)	—	344	—	311
Commodity (i)	1	5	—	7
	$36	$364	$76	$324
Derivatives not designated as hedging instruments:
Foreign exchange (h)	$4	$41	$8	$10
Interest rate (g)	38	47	44	56
Commodity (i)	30	56	12	141
	$72	$144	$64	$207
Total derivatives at fair value (j)	$267	$513	$269	$543
Total	$10,566	$983	$7,847	$1,017

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

(c)
Based on quoted broker prices or other significant inputs derived from or corroborated by observable market data. As of September 3, 2016, $5.7 billion and $4.3 billion of debt securities were classified as cash equivalents and short-term investments, respectively. As of December 26, 2015, $4.5 billion and $2.7 billion of debt securities were classified as cash equivalents and short-term investments, respectively. All of our available-for-sale debt securities have maturities of one year or less.

(d)
Based on the price of index funds. Categorized as a Level 1 asset. These investments are classified as short-term investments and are used to manage a portion of market risk arising from our deferred compensation liability.

(e)	Based primarily on the price of our common stock.

(f)	Based on the fair value of investments corresponding to employees’ investment elections.

(g)	Based on LIBOR forward rates. As of September 3, 2016 and December 26, 2015, amounts related to non-designated instruments are presented on a net basis on our Condensed Consolidated Balance Sheet.

(h)	Based on recently reported market transactions of spot and forward rates.

(i)	Based on recently reported market transactions, primarily swap arrangements.

(j)
Unless otherwise noted, derivative assets and liabilities are presented on a gross basis on our Condensed Consolidated Balance Sheet. Amounts subject to enforceable master netting arrangements or similar agreements which are not offset on the Condensed Consolidated Balance Sheet as of September 3, 2016 and December 26, 2015 were not material. Collateral received against any of our asset positions was not material.

The carrying amounts of our cash and cash equivalents and short-term investments approximate fair value due to their short-term maturity. The fair value of our debt obligations as of September 3, 2016 and December 26, 2015 was $39 billion and $35 billion, respectively, based upon prices of similar instruments in the marketplace, which are considered Level 2 inputs.
Losses/(gains) on our hedging instruments are categorized as follows:

	12 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/3/2016	9/5/2015	9/3/2016	9/5/2015	9/3/2016	9/5/2015
Foreign exchange	$22	$(28)	$(31)	$(52)	$(4)	$(17)
Interest rate	39	(37)	36	35	73	21
Commodity	59	87	9	4	2	2
Net investment	—	—	8	—	—	—
Total	$120	$22	$22	$(13)	$71	$6

	36 Weeks Ended
	Fair Value/Non- designated Hedges		Cash Flow and Net Investment Hedges
	Losses/(Gains) Recognized in Income Statement (a)		Losses/(Gains) Recognized in Accumulated Other Comprehensive Loss		Losses/(Gains) Reclassified from Accumulated Other Comprehensive Loss into Income Statement (b)
	9/3/2016	9/5/2015	9/3/2016	9/5/2015	9/3/2016	9/5/2015
Foreign exchange	$60	$(12)	$9	$(78)	$(37)	$(61)
Interest rate	(40)	(30)	33	164	71	133
Commodity	4	154	4	8	8	16
Net investment	—	—	8	—	—	—
Total	$24	$112	$54	$94	$42	$88

(a)
Foreign exchange derivative losses/gains are primarily included in selling, general and administrative expenses. Interest rate derivative losses/gains are primarily from fair value hedges and are included in interest expense. These losses/gains are substantially offset by decreases/increases in the value of the underlying debt, which are also included in interest expense. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

(b)
Foreign exchange derivative losses/gains are primarily included in cost of sales. Interest rate derivative losses/gains are included in interest expense. Commodity derivative losses/gains are included in either cost of sales or selling, general and administrative expenses, depending on the underlying commodity.

Based on current market conditions, we expect to reclassify net losses of $10 million related to our cash flow hedges from accumulated other comprehensive loss into net income during the next 12 months.

Note 11 - Net Income Attributable to PepsiCo per Common Share
The computations of basic and diluted net income attributable to PepsiCo per common share are as follows:

	12 Weeks Ended
	9/3/2016		9/5/2015
	Income	Shares (a)	Income		Shares (a)
Net income attributable to PepsiCo	$1,992		$533	(b)
Preferred shares:
Dividends	—		(1)
Redemption premium	(1)		(1)
Net income available for PepsiCo common shareholders	$1,991	1,438	$531		1,467
Basic net income attributable to PepsiCo per common share	$1.38		$0.36
Net income available for PepsiCo common shareholders	$1,991	1,438	$531		1,467
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (c)	—	13	1		15
Employee stock ownership plan (ESOP) convertible preferred stock	1	1	1		1
Diluted	$1,992	1,452	$533		1,483
Diluted net income attributable to PepsiCo per common share	$1.37		$0.36

	36 Weeks Ended
	9/3/2016		9/5/2015
	Income	Shares (a)	Income		Shares (a)
Net income attributable to PepsiCo	$4,928		$3,734	(b)
Preferred shares:
Dividends	—		(1)
Redemption premium	(3)		(3)
Net income available for PepsiCo common shareholders	$4,925	1,443	$3,730		1,475
Basic net income attributable to PepsiCo per common share	$3.41		$2.53
Net income available for PepsiCo common shareholders	$4,925	1,443	$3,730		1,475
Dilutive securities:
Stock options, RSUs, PSUs, PEPunits and Other (c)	—	12	1		16
ESOP convertible preferred stock	3	1	3		1
Diluted	$4,928	1,456	$3,734		1,492
Diluted net income attributable to PepsiCo per common share	$3.39		$2.50

(a)	Weighted-average common shares outstanding (in millions).

(b)
Net income attributable to PepsiCo for the 12 and 36 weeks ended September 5, 2015 included an after-tax charge of $1.4 billion related to our change in accounting for our investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture.

(c)
For the 12 weeks ended September 3, 2016, there were no out-of-the-money options during the period. For the 12 weeks ended September 5, 2015, options to purchase 1.5 million shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had an average exercise price of $99.25. For the 36 weeks ended September 3, 2016 and September 5, 2015, options to purchase 1.0 million shares and 1.6 million shares, respectively, were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. These out-of-the-money options had average exercise prices of $98.99 and $99.25, respectively.

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
Pension and Retiree Medical Plans
Effective as of the beginning of 2016, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for our U.S. and the majority of our significant international pension and retiree medical plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation (or accumulated post-retirement benefit obligation for the retiree medical plans) at the beginning of the period. We have now elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates, which we believe will result in a more precise measurement of service and interest costs. This change does not affect the measurement of our benefit obligation. We have accounted for this change in estimate on a prospective basis as of the beginning of 2016. The pre-tax reduction in net periodic benefit cost associated with this change in the 12 and 36 weeks ended September 3, 2016 was $29 million ($19 million after-tax or $0.01 per share) and $86 million ($56 million after-tax or $0.04 per share), respectively. We expect this change to result in a pre-tax reduction in net periodic benefit cost of approximately $125 million for the full year 2016.
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
Our Business Risks
This Quarterly Report on Form 10-Q (Form 10-Q) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such risks and uncertainties include, but are not limited to: changes in demand for PepsiCo’s products, as a result of changes in consumer preferences, increased taxes on our products or otherwise; changes in, or failure to comply with, applicable laws and regulations; imposition by any jurisdiction (within or outside the U.S.) of new or increased taxes or other measures that impact our products and the timing thereof; imposition of new or increased taxes, disagreements with tax authorities or additional tax liabilities; PepsiCo’s ability to compete effectively; PepsiCo’s ability to grow its business in developing and emerging markets or unstable political conditions, civil unrest or other developments and risks in the markets where PepsiCo’s products are made, manufactured, distributed or sold; unfavorable economic conditions in the countries in which PepsiCo operates; increased costs, disruption of supply or shortages of raw materials and other supplies; failure to realize anticipated benefits from PepsiCo’s productivity initiatives or global operating model; business disruptions; product contamination or tampering or issues or concerns with respect to product quality, safety and integrity; damage to PepsiCo’s reputation or brand image; failure to successfully complete or integrate acquisitions and joint ventures into PepsiCo’s existing operations or to complete or manage divestitures or refranchisings; changes in estimates and underlying assumptions regarding future performance that could result in an impairment charge; PepsiCo’s ability to recruit, hire or retain key employees or a highly skilled and diverse workforce; loss of any key customer or changes to the retail landscape; any downgrade or potential downgrade of PepsiCo’s credit ratings; the ability to protect information systems against, or effectively respond to, cyber attacks or other cyber incidents or other disruption; PepsiCo’s ability to implement shared services or utilize information technology systems and networks effectively; fluctuations or other changes in exchange rates; potential impacts of climate change or water scarcity, or legal, regulatory or market measures to address climate change or water scarcity; failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages; infringement of intellectual property rights; potential liabilities and costs from litigation or legal proceedings; and other factors that may adversely affect the price of PepsiCo’s common stock and financial performance including those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
In the 36 weeks ended September 3, 2016, our operations outside of North America reflect the months of January through August. In the 36 weeks ended September 3, 2016, our operations outside of the U.S. generated 41% of our net revenue, with Mexico, Canada, Russia, the United Kingdom and Brazil comprising approximately 18% of our net revenue. As a result, we are exposed to foreign exchange risks in the international markets in which our products are made, manufactured, distributed or sold. In the 12 weeks ended September 3, 2016, unfavorable foreign exchange negatively impacted net revenue performance by 3 percentage points, primarily due to the Mexican peso, Russian ruble, British pound, Egyptian pound and the Argentine peso. In the 36 weeks ended September 3, 2016, unfavorable foreign exchange negatively impacted net revenue performance by 4 percentage points, primarily due to the Mexican peso, Russian ruble, Brazilian real, Argentine peso, British pound and the Canadian dollar. Currency declines against the U.S. dollar could adversely impact our future financial results.
In addition, volatile economic, political and social conditions and civil unrest in certain markets in which our products are made, manufactured, distributed or sold, including in Russia, China, Brazil, Turkey, Greece and the Middle East, and currency fluctuations in certain of these international markets continue to result in challenging operating environments. We also continue to monitor the economic and political developments related to the referendum in the United Kingdom to leave the European Union, and the potential impact, if any, for the ESSA segment and our other businesses.
Also, regulatory initiatives, including the imposition or proposed imposition of new or increased taxes or other measures that could adversely impact demand for or sales of our products, continue to intensify in varying forms and scope in various jurisdictions in which our products are made, marketed, distributed and sold and the form and scope of such taxes, if imposed, could adversely affect our business, financial conditions or results of operations.
We continue to monitor the economic, operating and political environment in Russia closely. In the 36 weeks ended September 3, 2016 and September 5, 2015, total net revenue generated by our operations in Russia represented 4% of our net revenue. As of September 3, 2016, our long-lived assets in Russia were $4.1 billion.
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
As a result of these factors, we concluded that, effective as of the end of the third quarter of 2015, we did not meet the accounting criteria for control over our wholly-owned Venezuelan subsidiaries and we no longer had significant influence over our beverage joint venture with our franchise bottler in Venezuela. Therefore, effective at the end of the third quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investments in our Venezuelan subsidiaries and joint venture using the cost method of accounting. We reduced the value of the cost method investments to their estimated fair values, resulting in a full impairment. The factors that led to our conclusions at the end of the third quarter of 2015 continued to exist through the end of the third quarter of 2016.
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
See Note 10 to our condensed consolidated financial statements for a discussion of our financial instruments, including their fair values as of September 3, 2016 and December 26, 2015. Cautionary statements included above and in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, should be considered when evaluating our trends and future results.
Results of Operations – Consolidated Review
Consolidated Results
Volume
Since our divisions each use different measures of physical unit volume (i.e., kilos, gallons, pounds and case sales), a common servings metric is necessary to reflect our consolidated physical unit volume. Our divisions’ physical volume measures are converted into servings based on U.S. Food and Drug Administration guidelines for single-serving sizes of our products. For the 12 and 36 weeks ended September 3, 2016, total servings increased 3% and 2.5%, respectively. For each of the 12 and 36 weeks ended September 5, 2015, total servings increased 1%. Servings growth in 2016 reflects an adjustment to 2015 results for divestitures and other structural changes, including the deconsolidation of our Venezuelan businesses effective as of the end of the third quarter of 2015.
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

Total Net Revenue and Operating Profit/(Loss)

	12 Weeks Ended			36 Weeks Ended
	9/3/2016	9/5/2015	Change	9/3/2016	9/5/2015	Change
Total net revenue	$16,027	$16,331	(2)%	$43,284	$44,471	(3)%
Operating profit/(loss)
FLNA	$1,148	$1,085	6%	$3,249	$3,012	8%
QFNA	144	150	(5)%	456	381	20%
NAB	904	860	5%	2,270	2,146	6%
Latin America	247	(994)	n/m	664	(420)	n/m
ESSA	388	398	(2)%	792	860	(8)%
AMENA	264	199	33%	499	802	(38)%
Corporate Unallocated
Mark-to-market net (losses)/gains	(39)	(28)		107	10
Other	(235)	(254)		(633)	(678)
	$(274)	$(282)	(3)%	$(526)	$(668)	(21)%
Total operating profit	$2,821	$1,416	99%	$7,404	$6,113	21%

Total operating profit margin	17.6%	8.7%	8.9	17.1%	13.8%	3.3
n/m - Not meaningful due to the impact of impairment charges associated with a change in accounting for our Venezuela operations in the prior year.
See “Results of Operations – Division Review” for a tabular presentation and discussion of key drivers of net revenue.
12 Weeks
Total operating profit increased 99% and operating margin increased 8.9 percentage points. Operating profit growth was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which contributed 99 percentage points to operating profit growth and increased total operating profit margin by 8.6 percentage points, primarily reflecting a contribution of 96 percentage points from the prior year Venezuela impairment charges. Additionally, operating profit growth was driven by planned cost reductions across a number of expense categories, effective net pricing and volume growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 4 percentage points. In addition, operating profit growth was reduced by unfavorable foreign exchange and higher commodity costs, as well as incremental investments into our business, which reduced operating profit growth by 2 percentage points. We intend to continue to make similar incremental investments into our business in the fourth quarter of 2016. For the full year, we expect these incremental investments will offset the impact of our extra week of results in fiscal 2016 that will be included in the fourth quarter of 2016. Commodity inflation reduced operating profit growth by 2 percentage points, primarily attributable to inflation in the ESSA and Latin America segments, partially offset by deflation in the NAB, FLNA, and QFNA segments. Other corporate unallocated expenses decreased 8%, primarily reflecting the impact of lower transactional foreign exchange and certain prior year charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans (see Note 3 to our condensed consolidated financial statements), partially offset by a contribution to The PepsiCo Foundation, Inc. to fund charitable and social programs.

36 Weeks
Total operating profit increased 21% and operating margin increased 3.3 percentage points. Operating profit growth was primarily driven by items affecting comparability (see “Items Affecting Comparability”), which contributed 19 percentage points to operating profit growth and increased total operating profit margin by 2.5 percentage points, primarily reflecting a contribution of 23 percentage points from the prior year Venezuela impairment charges. Additionally, operating profit growth was driven by planned cost reductions across a number of expense categories, effective net pricing and volume growth. These impacts were partially offset by certain operating cost increases, higher advertising and marketing expenses and unfavorable foreign exchange, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 3 percentage points. Commodity inflation had a nominal impact on operating profit growth, primarily attributable to inflation in the ESSA and Latin America segments, largely offset by deflation in the NAB, FLNA, QFNA and AMENA segments. Other corporate unallocated expenses decreased 7%, primarily reflecting lower corporate expenses including pension expense and certain prior year charges associated with productivity initiatives outside the scope of the 2014 and 2012 Productivity Plans, partially offset by contributions to The PepsiCo Foundation, Inc. to fund charitable and social programs.
Other Consolidated Results

	12 Weeks Ended			36 Weeks Ended
	9/3/2016	9/5/2015	Change	9/3/2016	9/5/2015	Change
Interest expense, net	$(217)	$(223)	$6	$(682)	$(622)	$(60)
Tax rate	23.0%	54.5%		26.2%	31.4%
Net income attributable to PepsiCo	$1,992	$533	274%	$4,928	$3,734	32%
Net income attributable to PepsiCo per common share - diluted	$1.37	$0.36	282%	$3.39	$2.50	35%
Mark-to-market net losses/(gains)	0.02	0.01		(0.05)	—
Restructuring and impairment charges	0.01	0.03		0.05	0.06
Charges related to the transaction with Tingyi	—	0.05		0.26	0.05
Pension-related settlement	—	(0.02)		—	(0.02)
Venezuela impairment charges	—	0.92		—	0.91
Net income attributable to PepsiCo per common share - diluted, excluding above items (a)	$1.40	$1.35	4%	$3.65	$3.50	4%
Impact of foreign exchange translation			3			3
Growth in net income attributable to PepsiCo per common share - diluted, excluding above items, on a constant currency basis (a)			7%			7%

(a)	See “Non-GAAP Measures.”
12 Weeks
Net interest expense decreased $6 million, primarily reflecting higher gains on the market value of investments used to economically hedge a portion of our deferred compensation costs and higher interest income due to higher average cash balances, partially offset by higher interest expense due to higher average debt balances.
The reported tax rate decreased 31.5 percentage points, primarily reflecting the impact of the prior year Venezuela impairment charges, which had no corresponding tax benefit.
Net income attributable to PepsiCo increased 274% and net income attributable to PepsiCo per common share increased 282%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 272 percentage points to net income attributable to PepsiCo and 278 percentage points to net income attributable to PepsiCo per common share, primarily reflecting the Venezuela impairment charges recorded in the prior year.
36 Weeks
Net interest expense increased $60 million, primarily reflecting higher average debt balances, partially offset by higher gains on the market value of investments used to economically hedge a portion of our deferred compensation costs and higher interest income due to higher average cash balances.
The reported tax rate decreased 5.2 percentage points, primarily reflecting the impact of the prior year Venezuela impairment charges, which had no corresponding tax benefit. This was partially offset by the impairment charge recorded in the current year to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value, which had no corresponding tax benefit.
Net income attributable to PepsiCo increased 32% and net income attributable to PepsiCo per common share increased 35%. Items affecting comparability (see “Items Affecting Comparability”) positively contributed 30 percentage points to net income attributable to PepsiCo and 31 percentage points to net income attributable to PepsiCo per common share, primarily reflecting the Venezuela impairment charges recorded in the prior year, partially offset by charges related to the transaction with Tingyi.
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
The following non-GAAP financial measures are contained in this Form 10-Q:

•
operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share - diluted, adjusted for items affecting comparability, and the corresponding constant currency growth rates;

•	organic revenue; and

•	free cash flow.

Operating Profit/Loss, Adjusted for Items Affecting Comparability, and Net Income Attributable to PepsiCo per Common Share - Diluted, Adjusted for Items Affecting Comparability
Operating profit/loss, adjusted for items affecting comparability, and net income attributable to PepsiCo per common share - diluted, adjusted for items affecting comparability, each excludes the net impact of mark-to-market gains and losses on centrally managed commodities that do not qualify for hedge accounting, restructuring and impairment charges related to our 2014 and 2012 Productivity Plans, charges related to the transaction with Tingyi, a pension-related settlement, as well as Venezuela impairment charges (see “Items Affecting Comparability” for a detailed description of each of these items). We also evaluate performance on these measures on a constant currency basis, which measures our financial results assuming constant foreign currency exchange rates used for translation based on the rates in effect for the comparable prior-year period. In order to compute our constant currency results, we multiply or divide, as appropriate, our current year U.S. dollar results by the current year average foreign exchange rates and then multiply or divide, as appropriate, those amounts by the prior-year average foreign exchange rates. We believe these measures provide useful information in evaluating the results of our business because they exclude items that we believe are not indicative of our ongoing performance.
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
See “Organic Revenue Growth” in “Results of Operations – Division Review.”
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
See “Free Cash Flow” in “Our Liquidity and Capital Resources.”

Items Affecting Comparability
Our reported financial results in this Form 10-Q are impacted by the following items in each of the following periods:

	12 Weeks Ended 9/3/2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,284	$8,743	$5,904	$2,821	$600	$1,992
Items Affecting Comparability
Mark-to-market net impact	(33)	33	(6)	39	15	24
Restructuring and impairment charges	—	—	(27)	27	7	20
Core, Non-GAAP Measure	$7,251	$8,776	$5,871	$2,887	$622	$2,036

	12 Weeks Ended 9/5/2015
	Cost of sales	Gross profit	Selling, general and administrative expenses	Venezuela impairment charges	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$7,490	$8,841	$6,048	$1,359	$1,416	$650	$533
Items Affecting Comparability
Mark-to-market net impact	(19)	19	(9)	—	28	10	18
Restructuring and impairment charges	—	—	(52)	—	52	11	41
Charges related to the transaction with Tingyi	—	—	(73)	—	73	—	73
Pension-related settlement	—	—	37	—	(37)	(14)	(23)
Venezuela impairment charges	—	—	—	(1,359)	1,359	—	1,359
Core, Non-GAAP Measure	$7,471	$8,860	$5,951	$—	$2,891	$657	$2,001

	36 Weeks Ended 9/3/2016
	Cost of sales	Gross profit	Selling, general and administrative expenses	Operating profit	Provision for income taxes(a)	Noncontrolling interests	Net income attributable to PepsiCo
Reported, GAAP Measure	$19,265	$24,019	$16,566	$7,404	$1,760	$34	$4,928
Items Affecting Comparability
Mark-to-market net impact	48	(48)	59	(107)	(37)	—	(70)
Restructuring and impairment charges	—	—	(106)	106	27	3	76
Charges related to the transaction with Tingyi	—	—	(373)	373	—	—	373
Core, Non-GAAP Measure	$19,313	$23,971	$16,146	$7,776	$1,750	$37	$5,307

	36 Weeks Ended 9/5/2015
	Cost of sales	Gross profit	Selling, general and administrative expenses	Venezuela impairment charges	Operating profit	Provision for income taxes(a)	Net income attributable to PepsiCo
Reported, GAAP Measure	$20,244	$24,227	$16,702	$1,359	$6,113	$1,723	$3,734
Items Affecting Comparability
Mark-to-market net impact	(35)	35	45	—	(10)	(2)	(8)
Restructuring and impairment charges	—	—	(113)	—	113	24	89
Charges related to the transaction with Tingyi	—	—	(73)	—	73	—	73
Pension-related settlement	—	—	37	—	(37)	(14)	(23)
Venezuela impairment charges	—	—	—	(1,359)	1,359	—	1,359
Core, Non-GAAP Measure	$20,209	$24,262	$16,598	$—	$7,611	$1,731	$5,224

(a)	Provision for income taxes is the expected tax benefit/charge on the underlying item based on the tax laws and income tax rates applicable to the underlying item in its corresponding tax jurisdiction.
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

Restructuring and Impairment Charges
In connection with our 2014 Productivity Plan, we expect to incur pre-tax charges of approximately $990 million, of which approximately $705 million represents cash expenditures, summarized by period as follows:

	Charges		Cash Expenditures
2013	$53		$—
2014	357		175	(b)
2015	169		165	(b)
First quarter 2016	30		22
Second quarter 2016	49		28
Third quarter 2016	27		14
	685		404
Fourth quarter 2016 (expected)	48		52
2017 - 2019 (expected)	257		249
	$990	(a)	$705

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
Charges Related to the Transaction with Tingyi
In the first quarter of 2016, we recorded a pre- and after-tax impairment charge of $373 million ($0.26 per share) in the AMENA segment to reduce the value of our 5% indirect equity interest in TAB to its estimated fair value.
In the 12 and 36 weeks ended September 5, 2015, we recorded a pre- and after-tax charge of $73 million ($0.05 per share) in the AMENA segment related to a write-off of the value of a call option to increase our holding in TAB to 20%.
See Note 10 to our condensed consolidated financial statements for further information.
Pension-Related Settlement
In the 12 and 36 weeks ended September 5, 2015, we recorded a gain of $37 million ($23 million after-tax or $0.02 per share) associated with the settlement of a pension-related liability from a previous acquisition. This credit was recognized in selling, general and administrative expenses.
Venezuela Impairment Charges
In the 12 and 36 weeks ended September 5, 2015, we recorded pre- and after-tax charges of $1.4 billion ($0.92 per share and $0.91 per share, respectively) in the Latin America segment related to the impairment of investments in our wholly-owned Venezuelan subsidiaries and beverage joint venture.

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

Net Revenue
12 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/3/2016	$3,676	$571	$5,518	$1,762	$2,864	$1,636	$16,027
9/5/2015	$3,555	$583	$5,360	$2,283	$2,918	$1,632	$16,331
% Impact of:
Volume (a)	2%	(2)%	2%	3%	2%	6%	2%
Effective net pricing (b)	1	—	1	7	3	(2)	2
Foreign exchange translation	—	—	—	(9)	(7)	(4)	(3)
Acquisitions and divestitures	—	—	—	(0.5)	—	—	—
Venezuela deconsolidation (c)	—	—	—	(24)	—	—	(3)
Reported Growth (d)	3%	(2)%	3%	(23)%	(2)%	—%	(2)%

Net Revenue
36 Weeks Ended	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
9/3/2016	$10,658	$1,749	$15,024	$4,521	$6,883	$4,449	$43,284
9/5/2015	$10,326	$1,768	$14,771	$5,921	$7,227	$4,458	$44,471
% Impact of:
Volume (a)	2%	—%	1%	2.5%	2%	6%	2%
Effective net pricing (b)	2	—	1	7	2	(1.5)	2
Foreign exchange translation	—	(1)	—	(13)	(8)	(5)	(4)
Acquisitions and divestitures	—	—	—	(0.5)	—	—	—
Venezuela deconsolidation (c)	—	—	—	(20)	—	—	(2.5)
Reported Growth (d)	3%	(1)%	2%	(24)%	(5)%	—%	(3)%

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

(b)	Includes the year-over-year impact of discrete pricing actions, sales incentive activities and mix resulting from selling varying products in different package sizes and in different countries.

(c)	Represents the impact of the exclusion of the 2015 results of our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015.

(d)	Amounts may not sum due to rounding.
Organic Revenue Growth
Organic revenue is a non-GAAP financial measure. For further information on organic revenue see “Non-GAAP Measures.”

12 Weeks Ended 9/3/2016	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(2)%	3%	(23)%	(2)%	—%	(2)%
% Impact of:
Foreign exchange translation	—	—	—	9	7	4	3
Acquisitions and divestitures	—	—	—	0.5	—	—	—
Venezuela deconsolidation (a)	—	—	—	24	—	—	3
Organic Growth (b)	3.5%	(2)%	3%	10%	5%	5%	4%

36 Weeks Ended 9/3/2016	FLNA	QFNA	NAB	Latin America	ESSA	AMENA	Total
Reported Growth	3%	(1)%	2%	(24)%	(5)%	—%	(3)%
% Impact of:
Foreign exchange translation	—	1	—	13	8	5	4
Acquisitions and divestitures	—	—	—	0.5	—	—	—
Venezuela deconsolidation (a)	—	—	—	20	—	—	2.5
Organic Growth (b)	4%	(0.5)%	2%	9%	4%	5%	4%

(a)	Represents the impact of the exclusion of the 2015 results of our Venezuelan businesses which were deconsolidated effective as of the end of the third quarter of 2015.

(b)	Amounts may not sum due to rounding.

Frito-Lay North America

	12 Weeks Ended		%		36 Weeks Ended		%
	9/3/2016	9/5/2015	Change		9/3/2016	9/5/2015	Change
Net revenue	$3,676	$3,555	3		$10,658	$10,326	3
Impact of foreign exchange translation			—				—
Net revenue growth, on a constant currency basis (a)			3.5	(b)			4	(b)

Operating profit	$1,148	$1,085	6		$3,249	$3,012	8
Restructuring and impairment charges	2	12			1	20
Operating profit excluding above item (a)	$1,150	$1,097	5		$3,250	$3,032	7
Impact of foreign exchange translation			—				—
Operating profit growth excluding above item, on a constant currency basis (a)			5				8	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks

Net revenue grew 3% and volume grew 2%. The net revenue growth was primarily driven by the volume growth and effective net pricing. The volume growth reflects high-single-digit growth in trademark Cheetos and variety packs, double-digit growth in trademark Smartfood and low-single-digit growth in trademark Doritos. These gains were partially offset by a double-digit decline in trademark Rold Gold.
Operating profit grew 6%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 3 percentage points to operating profit growth, primarily fuel and cooking oil. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses. The impact of incremental investments into our business reduced operating profit growth by 1 percentage point.

36 Weeks
Net revenue grew 3% and volume grew 2%. The net revenue growth was driven by the volume growth and effective net pricing. The volume growth reflects mid-single-digit growth in variety packs and trademark Cheetos, double-digit growth in trademark Smartfood and low-single-digit growth in trademark Doritos. These gains were partially offset by a low-single-digit decline in trademark Lay’s.
Operating profit grew 8%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 4 percentage points to operating profit growth, primarily cooking oil and fuel. These impacts were partially offset by certain operating cost increases, including strategic initiatives, and higher advertising and marketing expenses.

Quaker Foods North America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/2016	9/5/2015	Change	9/3/2016	9/5/2015	Change
Net revenue	$571	$583	(2)	$1,749	$1,768	(1)
Impact of foreign exchange translation			—			1
Net revenue growth, on a constant currency basis (a)			(2)			(0.5)	(b)

Operating profit	$144	$150	(5)	$456	$381	20
Restructuring and impairment charges	—	1		1	2
Operating profit excluding above item (a)	$144	$151	(5)	$457	$383	19
Impact of foreign exchange translation			—			—
Operating profit growth excluding above item, on a constant currency basis (a)			(5)			20	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks
Net revenue and volume each declined 2%. The net revenue performance reflects the volume decline, which was primarily driven by a mid-single-digit decline in oatmeal and low-single-digit declines in Cap’n Crunch cereal and Aunt Jemima syrup and mix.
Operating profit decreased 5%, reflecting higher advertising and marketing expenses, the net revenue performance and certain operating cost increases. Additionally, the impact of incremental investments into our business negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, as well as lower commodity costs, which positively contributed 4 percentage points to operating profit performance. In addition, the impact of ceasing the operations of our MQD joint venture positively contributed 3 percentage points to operating profit performance.

36 Weeks
Net revenue declined 1% and volume was even with the prior year. The net revenue performance primarily reflects unfavorable foreign exchange, which negatively impacted net revenue performance by 1 percentage point, and unfavorable net pricing and mix. The volume performance reflects low-single-digit declines in oatmeal and Cap’n Crunch cereal, offset by low-single-digit growth in Aunt Jemima syrup and mix and bars.
Operating profit increased 20%, reflecting the impact of recording an impairment charge in the prior year and ceasing the operations of our MQD joint venture, which contributed 21 percentage points to operating profit growth. This increase also reflects planned cost reductions across a number of expense categories, as well as lower commodity costs, which contributed 6 percentage points to operating profit growth. These impacts were partially offset by higher advertising and marketing expenses, certain operating cost increases and the net revenue performance.

North America Beverages

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/2016	9/5/2015	Change	9/3/2016	9/5/2015	Change
Net revenue	$5,518	$5,360	3	$15,024	$14,771	2
Impact of foreign exchange translation			—			—
Net revenue growth, on a constant currency basis (a)			3			2

Operating profit	$904	$860	5	$2,270	$2,146	6
Restructuring and impairment charges	6	4		19	19
Pension-related settlement	—	(37)		—	(37)
Operating profit excluding above items (a)	$910	$827	10	$2,289	$2,128	8
Impact of foreign exchange translation			—			—
Operating profit growth excluding above items, on a constant currency basis (a)			10			8

(a)	See “Non-GAAP Measures.”

12 Weeks
Net revenue increased 3%, primarily reflecting volume growth and effective net pricing.
Volume increased 2%, driven by a 7% increase in non-carbonated beverage volume, partially offset by a 3% decline in carbonated soft drink (CSD) volume. The non-carbonated beverage volume increase primarily reflected a high-single-digit increase in Gatorade sports drinks, a double-digit increase in our overall water portfolio, and a mid-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 5%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs which contributed 5.5 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. In addition, items affecting comparability in the above table (see “Items Affecting Comparability”) reduced operating profit growth by 5 percentage points.

36 Weeks
Net revenue increased 2%, primarily reflecting effective net pricing and volume growth.
Volume increased 1%, driven by a 5% increase in non-carbonated beverage volume, partially offset by a 3% decline in CSD volume. The non-carbonated beverage volume increase primarily reflected a high-single-digit increase in our overall water portfolio, a mid-single-digit increase in Gatorade sports drinks, and a high-single-digit increase in Lipton ready-to-drink teas.
Operating profit increased 6%, primarily reflecting the net revenue growth and planned cost reductions across a number of expense categories, as well as lower commodity costs which contributed 7 percentage points to operating profit growth. These impacts were partially offset by certain operating cost increases and higher advertising and marketing expenses. Favorable settlements of promotional spending accruals and certain insurance adjustments each contributed 1 percentage point to operating profit growth. Items affecting comparability in the above table (see “Items Affecting Comparability”) reduced operating profit growth by 2 percentage points.

Latin America

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/2016	9/5/2015	Change	9/3/2016	9/5/2015	Change
Net revenue	$1,762	$2,283	(23)	$4,521	$5,921	(24)
Impact of foreign exchange translation			9			13
Net revenue growth, on a constant currency basis (a)			(14)			(11)

Operating profit/(loss)	$247	$(994)	n/m	$664	$(420)	n/m
Restructuring and impairment charges	—	10		28	16
Venezuela impairment charges	—	1,359		—	1,359
Operating profit excluding above items (a)	$247	$375	(34)	$692	$955	(28)
Impact of foreign exchange translation			9			14
Operating profit growth excluding above items, on a constant currency basis (a)			(25)			(14)

(a)	See “Non-GAAP Measures.”
n/m - Not meaningful due to the impact of impairment charges associated with a change in accounting for our Venezuela operations in the prior year.

12 Weeks
Net revenue decreased 23%, reflecting the impact of the deconsolidation of our Venezuelan businesses, effective as of the end of the third quarter of 2015, and unfavorable foreign exchange, which negatively impacted net revenue performance by 24 percentage points and 9 percentage points, respectively. These impacts were partially offset by effective net pricing and net volume growth.
Snacks volume grew 3.5%, reflecting mid-single-digit increases in Mexico and Brazil.
Beverage volume decreased 3%, reflecting a double-digit decline in Argentina and a mid-single-digit decline in Mexico, partially offset by a low-single-digit increase in Guatemala. Additionally, Honduras and Brazil experienced low-single-digit declines.
Operating profit improvement primarily reflected the prior year Venezuela impairment charges, included in items affecting comparability in the above table (see “Items Affecting Comparability”). This improvement also reflects the effective net pricing, planned cost reductions across a number of expense categories and the net volume growth, partially offset by certain operating cost increases, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 34 percentage points. Additionally, higher commodity costs reduced operating profit growth by 24 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials driven by a strong U.S. dollar. Operating profit was also reduced by higher advertising and marketing expenses, as well as incremental investments into our business, which reduced operating profit growth by 4 percentage points. Unfavorable foreign exchange translation reduced operating profit growth by 9 percentage points.

36 Weeks
Net revenue decreased 24%, reflecting the impact of the deconsolidation of our Venezuelan businesses and unfavorable foreign exchange, which negatively impacted net revenue performance by 20 percentage points and 13 percentage points, respectively. These impacts were partially offset by effective net pricing and net volume growth.

Snacks volume grew 3%, reflecting a mid-single-digit increase in Mexico, partially offset by a slight decline in Brazil.
Beverage volume decreased 1%, reflecting a double-digit decline in Argentina and a low-single-digit decline in Mexico, partially offset by a low-single-digit increase in Brazil and a mid-single-digit increase in Guatemala.
Operating profit improvement primarily reflected the prior year Venezuela impairment charges, included in items affecting comparability in the above table (see “Items Affecting Comparability”). This improvement also reflects the effective net pricing, planned cost reductions across a number of expense categories and the net volume growth, partially offset by certain operating cost increases, as well as the deconsolidation of our Venezuelan businesses, which reduced operating profit growth by 23 percentage points. Additionally, operating profit was reduced by higher commodity costs, which decreased operating profit growth by 21 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials driven by a strong U.S. dollar, and higher advertising and marketing expenses. Unfavorable foreign exchange translation reduced operating profit growth by 14 percentage points.

Europe Sub-Saharan Africa

	12 Weeks Ended		%	36 Weeks Ended		%
	9/3/2016	9/5/2015	Change	9/3/2016	9/5/2015	Change
Net revenue	$2,864	$2,918	(2)	$6,883	$7,227	(5)
Impact of foreign exchange translation			7			8
Net revenue growth, on a constant currency basis (a)			5			4	(b)

Operating profit	$388	$398	(2)	$792	$860	(8)
Restructuring and impairment charges	11	18		38	37
Operating profit excluding above item (a)	$399	$416	(4)	$830	$897	(7)
Impact of foreign exchange translation			6			6
Operating profit growth excluding above item, on a constant currency basis (a)			2			(2)	(b)

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks
Net revenue decreased 2%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 7 percentage points. These impacts were partially offset by effective net pricing and volume growth.
Snacks volume grew 3%, primarily reflecting low-single-digit growth in the Netherlands and South Africa, partially offset by a low-single-digit decline in the United Kingdom. Additionally, Russia experienced slight growth and Turkey and Spain experienced low-single-digit growth.
Beverage volume grew 2%, primarily reflecting double-digit growth in Nigeria and Poland, high-single-digit growth in the United Kingdom and low-single-digit growth in Turkey, partially offset by a low-single-digit decline in Russia and a mid-single-digit decline in Germany. Additionally, France experienced low-single-digit growth.
Operating profit decreased 2%, reflecting higher commodity costs, which negatively impacted operating profit performance by 18 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials led by a strong U.S. dollar. Additionally, operating profit performance was negatively impacted by certain operating cost increases and higher advertising and marketing expenses, as well as incremental investments into our business, which negatively impacted operating profit performance by 5 percentage points. These impacts were partially offset by the effective net pricing, planned cost reductions across a number of expense categories and the volume growth. Additionally, unfavorable foreign exchange translation negatively impacted operating profit performance by 6 percentage points.

36 Weeks
Net revenue decreased 5%, primarily reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 8 percentage points. These impacts were partially offset by volume growth and effective net pricing.

Snacks volume grew 2.5%, primarily reflecting mid-single-digit growth in Turkey and low-single-digit growth in Spain and the Netherlands, partially offset by low-single-digit declines in Russia and the United Kingdom. Additionally, South Africa experienced low-single-digit growth.
Beverage volume grew 3%, primarily reflecting double-digit growth in Nigeria and high-single-digit growth in the United Kingdom and Poland, partially offset by low-single-digit declines in Russia and Germany. Additionally, France and Turkey experienced low-single-digit growth.
Operating profit decreased 8%, reflecting higher commodity costs, which negatively impacted operating profit performance by 19 percentage points, largely due to transaction-related foreign exchange on purchases of raw materials led by a strong U.S. dollar. Additionally, operating profit performance was negatively impacted by certain operating cost increases and higher advertising and marketing expenses, as well as incremental investments into our business, which negatively impacted operating profit performance by 2 percentage points. These impacts were partially offset by planned cost reductions across a number of expense categories, the effective net pricing and the volume growth. Additionally, unfavorable foreign exchange translation negatively impacted operating profit performance by 6 percentage points.

Asia, Middle East and North Africa

	12 Weeks Ended		%		36 Weeks Ended		%
	9/3/2016	9/5/2015	Change		9/3/2016	9/5/2015	Change
Net revenue	$1,636	$1,632	—		$4,449	$4,458	—
Impact of foreign exchange translation			4				5
Net revenue growth, on a constant currency basis (a)			5	(b)			5

Operating profit	$264	$199	33		$499	$802	(38)
Restructuring and impairment charges	4	3			11	8
Charges related to the transaction with Tingyi	—	73			373	73
Operating profit excluding above items (a)	$268	$275	(3)		$883	$883	—
Impact of foreign exchange translation			2				3
Operating profit growth excluding above items, on a constant currency basis (a)			—	(b)			3

(a)	See “Non-GAAP Measures.”

(b)	Does not sum due to rounding.

12 Weeks
Net revenue grew slightly, reflecting volume growth, offset by unfavorable foreign exchange, which reduced net revenue growth by 4 percentage points, as well as unfavorable net pricing.
Snacks volume grew 10%, reflecting double-digit growth in the Middle East, China and Pakistan. Additionally, India experienced low-single-digit growth and Australia experienced mid-single-digit growth.
Beverage volume grew 5%, driven by high-single-digit growth in China and Pakistan. Additionally, the Middle East and India experienced low-single-digit growth.
Operating profit increased 33%, primarily reflecting items affecting comparability in the above table (see “Items Affecting Comparability”), the volume growth and planned cost reductions across a number of expense categories. Additionally, the impacts of a prior year impairment charge associated with a joint venture in the Middle East and a contract termination charge increased operating profit growth by 10 percentage points and 4.5 percentage points, respectively. These impacts were partially offset by higher advertising and marketing expenses, certain operating cost increases, including strategic initiatives, and the unfavorable net pricing.

36 Weeks
Net revenue declined slightly, reflecting unfavorable foreign exchange, which negatively impacted net revenue performance by 5 percentage points, and unfavorable net pricing, offset by volume growth.
Snacks volume grew 6%, reflecting double-digit growth in China and the Middle East, partially offset by a slight decline in India. Additionally, Australia experienced mid-single-digit growth.
Beverage volume grew 5%, driven by high-single-digit growth in India and double-digit growth in Pakistan and the Philippines. Additionally, China and the Middle East experienced low-single-digit growth.

Operating profit decreased 38%, primarily reflecting items affecting comparability in the above table (see “Items Affecting Comparability”). Additionally, operating profit performance was negatively impacted by certain operating cost increases, including strategic initiatives, higher advertising and marketing expenses and the unfavorable net pricing, partially offset by the volume growth and planned cost reductions across a number of expense categories. The impact of a prior year gain from the refranchising of a portion of our beverage business in India negatively impacted operating profit performance by 4.5 percentage points. A prior year impairment charge associated with a joint venture in the Middle East positively contributed 3 percentage points to operating profit performance.

Our Liquidity and Capital Resources
We believe that our cash generating capability and financial condition, together with our revolving credit facilities and other available methods of debt financing, such as commercial paper borrowings and long-term debt financing, will be adequate to meet our operating, investing and financing needs. Our primary sources of cash available to fund cash outflows, such as our anticipated share repurchases, dividend payments and scheduled debt maturities, include cash from operations and proceeds obtained from issuances of commercial paper and long-term debt. However, there can be no assurance that volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us, or at all. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
As of September 3, 2016, we had cash, cash equivalents and short-term investments in our consolidated subsidiaries of $14.0 billion outside the U.S. As of September 3, 2016, cash, cash equivalents and short-term investments in our consolidated subsidiaries subject to currency controls or currency exchange restrictions were not material. To the extent foreign earnings are repatriated, such amounts would be subject to certain tax liabilities, both in the U.S. and in various applicable foreign jurisdictions.
Operating Activities
During the 36 weeks ended September 3, 2016, net cash provided by operating activities was $6.6 billion, compared to $6.8 billion in the prior-year period. The operating cash flow performance primarily reflects higher current year net cash tax payments. Working capital changes (comprised of changes in accounts and notes receivable, inventories, prepaid expenses and other current assets, and accounts payable and other current liabilities, each adjusted for the effects of currency translation) were largely consistent with the prior year.
Subsequent to the third quarter of 2016, we made discretionary pension contributions of $202 million, offset by $66 million of cash tax benefits, to our U.S. pension plans. We may make additional discretionary pension contributions that would reduce our net cash provided by operating activities in the fourth quarter of 2016.
Investing Activities
During the 36 weeks ended September 3, 2016, net cash used for investing activities was $3.0 billion, primarily reflecting net purchases of debt securities greater than three months of $1.6 billion and net capital spending of $1.5 billion. See Note 10 to our condensed consolidated financial statements for further discussion of our investments in debt securities.
We expect 2016 net capital spending to be approximately $3 billion, within our long-term capital spending target of less than or equal to 5% of net revenue.
Financing Activities
During the 36 weeks ended September 3, 2016, net cash used for financing activities was $2.4 billion, primarily reflecting the return of operating cash flow to our shareholders through dividend payments and share repurchases of $5.2 billion, partially offset by net proceeds from short-term borrowings of $2.1 billion, proceeds from exercises of stock options of $0.4 billion and net proceeds from long-term debt borrowings of $0.3 billion.
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure. For further information on free cash flow see “Non-GAAP Measures.”
The table below reconciles net cash provided by operating activities, as reflected in our cash flow statement, to our free cash flow.

	36 Weeks Ended		%
	9/3/2016	9/5/2015	Change
Net cash provided by operating activities	$6,595	$6,775	(3)
Capital spending	(1,566)	(1,463)
Sales of property, plant and equipment	59	63
Free cash flow (a)	$5,088	$5,375	(5)

(a)
See “Non-GAAP Measures.” In addition, when evaluating free cash flow, we also consider the following items impacting comparability: $7 million in discretionary pension contributions and associated net cash tax benefits of $1 million in the 36 weeks ended September 3, 2016; $90 million and $155 million of payments related to restructuring charges in the 36 weeks ended September 3, 2016 and September 5, 2015, respectively, and net cash tax benefits related to restructuring charges of $15 million and $11 million in the 36 weeks ended September 3, 2016 and September 5, 2015, respectively; and $68 million in pension related settlements in the 36 weeks ended September 5, 2015.

Free cash flow is used by us primarily for financing activities, including debt repayments, dividends and share repurchases. We expect to continue to return free cash flow to our shareholders through dividends and share repurchases while maintaining Tier 1 commercial paper access, which we believe will ensure appropriate financial flexibility and ready access to global capital and credit markets at favorable interest rates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, for certain factors that may impact our credit ratings or our operating cash flows.
Any downgrade of our credit ratings by a credit rating agency, especially any downgrade to below investment grade, whether or not as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. In addition, any downgrade of our current short-term credit ratings could impair our ability to access the commercial paper market with the same flexibility that we have experienced historically, and therefore require us to rely more heavily on more expensive types of debt financing. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks” included in this Form 10-Q and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business Risks,” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, and Note 8 to our condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PepsiCo, Inc.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of PepsiCo, Inc. and Subsidiaries as of September 3, 2016, the related Condensed Consolidated Statements of Income and Comprehensive Income for the twelve and thirty-six weeks ended September 3, 2016 and September 5, 2015, and the related Condensed Consolidated Statements of Cash Flows and Equity for the thirty-six weeks ended September 3, 2016 and September 5, 2015. These interim condensed consolidated financial statements are the responsibility of PepsiCo, Inc.’s management.
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
September 29, 2016

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
During our third fiscal quarter of 2016, we continued migrating certain of our financial processing systems to an enterprise-wide systems solution. These systems implementations are part of our ongoing global business transformation initiative, and we plan to continue implementing such systems throughout other parts of our businesses over the course of the next few years. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.
The following information should be read in conjunction with the discussion set forth under Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 19, 2016 and June 11, 2016.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases (in millions, except average price per share) during the third quarter of 2016 is set forth in the table below.

Issuer Purchases of Common Stock

Period	Total Number of Shares Repurchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/11/2016				$8,983

6/12/2016 - 7/9/2016	2.3	$103.70	2.3	(239)
				8,744
7/10/2016 - 8/6/2016	2.0	$108.50	2.0	(210)
				8,534
8/7/2016 - 9/3/2016	2.7	$107.96	2.7	(294)
Total	7.0	$106.70	7.0	$8,240

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
The following table summarizes our convertible preferred share repurchases during the third quarter of 2016.
Issuer Purchases of Convertible Preferred Stock

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
6/12/2016 - 7/9/2016	—	$—	N/A	N/A

7/10/2016 - 8/6/2016	1,100	$538.03	N/A	N/A

8/7/2016 - 9/3/2016	700	$535.75	N/A	N/A
Total	1,800	$537.14	N/A	N/A
ITEM 6. Exhibits.

See “Index to Exhibits” on page 58.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PepsiCo, Inc.
(Registrant)

Date:	September 29, 2016	/s/ Marie T. Gallagher
Marie T. Gallagher
Senior Vice President and Controller
(Principal Accounting Officer)

Date:	September 29, 2016	/s/ Tony West
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

Exhibit 10.1
Form of 0.875% Senior Notes due 2028, which is incorporated herein by reference to Exhibit 4.1 to PepsiCo’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2016.

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
Exhibit 101
The following materials from PepsiCo, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.